Form 10-Q
period 2010-05-31
CONSTELLATION BRANDS, INC.
filed 2010-07-12
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2010, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	187,224,978
Class B Common Stock, par value $.01 per share	23,712,333
Class 1 Common Stock, par value $.01 per share	None

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-4.11
EX-10.10
EX-10.11
EX-10.12
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
Item 1.   Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31,	February 28,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash investments	$20.9	$43.5
Accounts receivable, net	636.5	514.7
Inventories	1,795.6	1,879.9
Prepaid expenses and other	109.0	151.0

Total current assets	2,562.0	2,589.1
PROPERTY, PLANT AND EQUIPMENT, net	1,522.9	1,567.2
GOODWILL	2,570.9	2,570.6
INTANGIBLE ASSETS, net	922.7	925.0
OTHER ASSETS, net	317.6	442.4

Total assets	$7,896.1	$8,094.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$564.7	$371.2
Current maturities of long-term debt	252.1	187.2
Accounts payable	224.8	268.8
Accrued excise taxes	50.8	43.8
Other accrued expenses and liabilities	441.8	501.6

Total current liabilities	1,534.2	1,372.6

LONG-TERM DEBT, less current maturities	3,201.0	3,277.1

DEFERRED INCOME TAXES	547.5	536.2

OTHER LIABILITIES	316.0	332.1

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 226,829,574 shares at May 31, 2010, and 225,062,547 shares at February 28, 2010	2.3	2.3
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,718,133 shares at May 31, 2010, and 28,734,637 shares at February 28, 2010	0.3	0.3
Additional paid-in capital	1,521.2	1,493.2
Retained earnings	1,151.9	1,102.8
Accumulated other comprehensive income	527.5	587.2

	3,203.2	3,185.8

Less: Treasury stock -
Class A Common Stock, 39,621,390 shares at May 31, 2010, and 26,549,546 shares at February 28, 2010, at cost	(903.6)	(607.3)
Class B Convertible Common Stock, 5,005,800 shares at May 31, 2010, and February 28, 2010, at cost	(2.2)	(2.2)

	(905.8)	(609.5)

Total stockholders’ equity	2,297.4	2,576.3

Total liabilities and stockholders’ equity	$7,896.1	$8,094.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2010	2009
SALES	$976.2	$1,003.8
Less - excise taxes	(188.7)	(212.2)

Net sales	787.5	791.6
COST OF PRODUCT SOLD	(517.5)	(522.9)

Gross profit	270.0	268.7
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(168.8)	(165.1)
RESTRUCTURING CHARGES	(4.9)	(18.9)

Operating income	96.3	84.7
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	54.5	62.8
INTEREST EXPENSE, net	(48.5)	(68.4)

Income before income taxes	102.3	79.1
PROVISION FOR INCOME TAXES	(53.2)	(72.6)

NET INCOME	$49.1	$6.5

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$0.23	$0.03

Basic - Class B Convertible Common Stock	$0.21	$0.03

Diluted - Class A Common Stock	$0.22	$0.03

Diluted - Class B Convertible Common Stock	$0.21	$0.03

Weighted average common shares outstanding:
Basic - Class A Common Stock	192.713	195.233
Basic - Class B Convertible Common Stock	23.726	23.744

Diluted - Class A Common Stock	218.856	219.820
Diluted - Class B Convertible Common Stock	23.726	23.744
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49.1	$6.5

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	35.3	(27.1)
Depreciation of property, plant and equipment	30.9	34.1
Equity in earnings of equity method investees, net of distributed earnings	23.1	(23.6)
Stock-based compensation expense	11.0	12.2
Amortization of intangible and other assets	3.7	3.1
Loss on business sold	-	0.8
(Gain) loss on disposal or impairment of long-lived assets, net	(1.4)	0.4
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(133.3)	(132.8)
Inventories	61.0	34.5
Prepaid expenses and other current assets	7.0	4.9
Accounts payable	(30.6)	(28.2)
Accrued excise taxes	8.5	6.0
Other accrued expenses and liabilities	(0.7)	55.2
Other, net	(3.9)	(0.8)

Total adjustments	10.6	(61.3)

Net cash provided by (used in) operating activities	59.7	(54.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	60.0	-
Proceeds from sales of assets	1.1	1.2
Investment in equity method investee	(29.6)	(0.3)
Purchases of property, plant and equipment	(25.6)	(47.1)
(Repayments related to) proceeds from sale of business	(1.6)	270.2
Other investing activities	0.3	0.3

Net cash provided by investing activities	4.6	224.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(300.0)	-
Principal payments of long-term debt	(1.3)	(269.5)
Payment of financing costs of long-term debt	(0.2)	-
Net proceeds from notes payable	194.6	98.6
Exercise of employee stock options	16.7	3.4
Excess tax benefits from share-based payment awards	4.6	1.2

Net cash used in financing activities	(85.6)	(166.3)

Effect of exchange rate changes on cash and cash investments	(1.3)	0.5

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(22.6)	3.7
CASH AND CASH INVESTMENTS, beginning of period	43.5	13.1

CASH AND CASH INVESTMENTS, end of period	$20.9	$16.8

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$2.5	$-

Note receivable from sale of value spirits business	$-	$60.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(unaudited)
1.         BASIS OF PRESENTATION:
            The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010. Results of operations for interim periods are not necessarily indicative of annual results.
            In connection with the Company’s recent changes within its internal management structure for its U.K. and Australia businesses, and the Company’s revised business strategy within these markets, the Company changed its reportable operating segments on May 1, 2010, to consist of: Constellation Wines North America (“CWNA”), Constellation Wines Australia and Europe (“CWAE”), Corporate Operations and Other, and Crown Imports (see Note 17).
2.         RECENTLY ADOPTED ACCOUNTING GUIDANCE:
            Consolidation of variable interest entities –
            Effective March 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) June 2009 amended guidance for consolidation. This guidance, among other things, (i) requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amends previously issued guidance for determining whether an entity is a variable interest entity; and (iv) requires enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. In addition, effective March 1, 2010, the Company adopted the FASB additional December 2009 guidance on assessing whether a variable interest entity should be consolidated. This guidance identifies the determination of whether a reporting entity should consolidate another entity is based upon, among other things, (i) the other entity’s purpose and design, and (ii) the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance also requires additional disclosures about an entity’s involvement with a variable interest entity, including significant changes in risk exposure due to an entity’s involvement with a variable interest entity and how the involvement with the variable interest entity affects the financial statements of the reporting entity. The adoption of the combined guidance did not have a material impact on the Company’s consolidated financial statements.

            Fair value measurements and disclosures –
            In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. This guidance requires an entity to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (ii) present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance also clarifies existing disclosures requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Effective March 1, 2010, the Company adopted the additional disclosure requirements and clarifications of existing disclosures of this guidance, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company is required to adopt those disclosures for its annual and interim periods beginning March 1, 2011. The adoption of the applicable provisions of this guidance on March 1, 2010, did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provision of this guidance to have a material impact on its consolidated financial statements.
3.         INVENTORIES:
            Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	May 31,	February 28,
	2010	2010
(in millions)
Raw materials and supplies	$46.5	$44.3
In-process inventories	1,219.3	1,287.0
Finished case goods	529.8	548.6

	$1,795.6	$1,879.9

4.         DERIVATIVE INSTRUMENTS:
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
            Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of May 31, 2010, and February 28, 2010, the Company had undesignated foreign currency contracts outstanding with a notional value of $589.3 million and $554.9 million, respectively. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding at February 28, 2010 (see Note 9). The Company had no undesignated interest rate swap agreements outstanding as of May 31, 2010.
            Furthermore, when the Company determines that a derivative instrument which qualified for hedge accounting treatment has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company also discontinues hedge accounting prospectively when (i) a derivative expires or is sold, terminated, or exercised; (ii) it is no longer probable that the forecasted transaction will occur; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate.
            Cash flow hedges:
            The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and, historically, third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument became no longer effective immediately in the Company’s Consolidated Statements of Operations. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately in the Company’s Consolidated Statements of Operations.

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
            As of May 31, 2010, and February 28, 2010, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $491.9 million and $465.2 million, respectively. In addition, as of February 28, 2010, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $1,200.0 million (see Note 9). The Company had no cash flow designated interest rate swap agreements outstanding as of May 31, 2010. The Company expects $7.7 million of net gains, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.
            Fair value hedges:
            Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the three months ended May 31, 2010, and May 31, 2009.
            Net investment hedges:
            Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the three months ended May 31, 2010, and May 31, 2009.
            Fair values of derivative instruments:
            The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 5):

	May 31,	February 28,
Balance Sheet Location	2010	2010
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$15.4	$17.1
Other accrued expenses and liabilities	$14.9	$15.1
Other assets, net	$8.6	$13.5
Other liabilities	$3.4	$5.5

Interest rate swap contracts
Other accrued expenses and liabilities	$-	$11.8

	May 31,	February 28,
Balance Sheet Location	2010	2010
(in millions)
Derivative instruments not designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$10.9	$12.0
Other accrued expenses and liabilities	$14.5	$7.8
Other assets, net	$0.6	$1.6
Other liabilities	$0.5	$1.2

Interest rate swap contracts
Prepaid expenses and other	$-	$2.7
Other accrued expenses and liabilities	$-	$2.9
            The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Operations, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

			Net
	Net		Gain (Loss)
	(Loss) Gain		Reclassified
	Recognized		from AOCI to
Derivative Instruments in	in OCI	Location of Net Gain (Loss)	Income
Designated Cash Flow	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
For the Three Months Ended May 31, 2010
Foreign currency contracts	$(1.1)	Sales	$3.6
Foreign currency contracts	(3.3)	Cost of product sold	2.2

Total	$(4.4)	Total	$5.8

For the Three Months Ended May 31, 2009
Foreign currency contracts	$33.4	Sales	$3.3
Foreign currency contracts	11.1	Cost of product sold	(2.9)
Foreign currency contracts	7.3	Selling, general and administrative expenses	17.8
Interest rate swap contracts	(3.2)	Interest expense, net	(5.8)

Total	$48.6	Total	$12.4

			Net Gain
			Recognized
Derivative Instruments in		Location of Net Gain	in Income
Designated Cash Flow		Recognized in Income	(Ineffective
Hedging Relationships		(Ineffective portion)	portion)
(in millions)
For the Three Months Ended May 31, 2010
Foreign currency contracts		Selling, general and administrative expenses	$0.3

For the Three Months Ended May 31, 2009
Foreign currency contracts		Selling, general and administrative expenses	$-

            The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations is as follows:

		Net
		(Loss) Gain
Derivative Instruments not	Location of Net Gain (Loss)	Recognized
Designated as Hedging Instruments	Recognized in Income	in Income
(in millions)
For the Three Months Ended May 31, 2010
Foreign currency contracts	Selling, general and administrative expenses	$(4.3)

Total		$(4.3)

For the Three Months Ended May 31, 2009
Foreign currency contracts	Selling, general and administrative expenses	$2.7
Interest rate swap contracts	Interest expense, net	(0.3)

Total		$2.4

            Credit risk:
            The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2010, the fair value of derivative instruments in a net liability position due to counterparties was $18.4 million. If the Company were required to settle the net liability position under these derivative instruments on May 31, 2010, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.
            Counterparty credit risk:
            Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of May 31, 2010, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of May 31, 2010, the fair value of derivative instruments in a net receivable position due from counterparties was $20.6 million.
5.         FAIR VALUE OF FINANCIAL INSTRUMENTS:
            The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.

            The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	May 31, 2010		February 28, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in millions)
Assets
Cash and cash investments	$20.9	$20.9	$43.5	$43.5
Accounts receivable	$636.5	$636.5	$514.7	$514.7
Foreign currency contracts	$35.5	$35.5	$44.2	$44.2
Interest rate swap contracts	$-	$-	$2.7	$2.7
Notes receivable	$4.9	$4.9	$65.7	$65.7

Liabilities
Notes payable to banks	$564.7	$534.7	$371.2	$370.1
Accounts payable	$224.8	$224.8	$268.8	$268.8
Long-term debt, including current portion	$3,453.1	$3,345.4	$3,464.3	$3,483.4
Foreign currency contracts	$33.3	$33.3	$29.6	$29.6
Interest rate swap contracts	$-	$-	$14.7	$14.7
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

            Fair value measurements –
            The FASB guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. In addition, the fair value measurement guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
            The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in millions)
May 31, 2010
Assets:
Foreign currency contracts	$-	$35.5	$-	$35.5
Liabilities:
Foreign currency contracts	$-	$33.3	$-	$33.3

February 28, 2010
Assets:
Foreign currency contracts	$-	$44.2	$-	$44.2
Interest rate swap contracts	$-	$2.7	$-	$2.7
Liabilities:
Foreign currency contracts	$-	$29.6	$-	$29.6
Interest rate swap contracts	$-	$14.7	$-	$14.7
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

6.	GOODWILL:
            The changes in the carrying amount of goodwill are as follows:

				Consolidations
			Crown	and
	CWNA	CWAE	Imports	Eliminations	Consolidated
(in millions)
Balance, February 28, 2009
Goodwill	$2,615.0	$852.6	$13.0	$(13.0)	$3,467.6
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	2,615.0	-	13.0	(13.0)	2,615.0
Foreign currency translation adjustments	114.1	-	-	-	114.1
Divestiture of business	(158.5)	-	-	-	(158.5)

Balance, February 28, 2010
Goodwill	2,570.6	852.6	13.0	(13.0)	3,423.2
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	2,570.6	-	13.0	(13.0)	2,570.6
Foreign currency translation adjustments	0.3	-	-	-	0.3

Balance, May 31, 2010
Goodwill	2,570.9	852.6	13.0	(13.0)	3,423.5
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	$2,570.9	$-	$13.0	$(13.0)	$2,570.9

            For the year ended February 28, 2010, the Company’s CWNA segment’s divestiture of business consists of the reduction of goodwill in connection with the divestiture of its value spirits business in March 2009. The Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million in connection with this divestiture. In March 2010, the Company received full payment of the note receivable. In connection with the classification of the value spirits business as an asset group held for sale as of February 28, 2009, the Company recorded a loss of $15.6 million in the fourth quarter of fiscal 2009, primarily related to asset impairments. For the first quarter of fiscal 2010, the Company recognized a net gain of $0.2 million, which included a gain on settlement of a postretirement obligation of $1.0 million, partially offset by an additional loss of $0.8 million. This net gain is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations for the three months ended May 31, 2009.
7.	INTANGIBLE ASSETS:
            The major components of intangible assets are as follows:

	May 31, 2010		February 28, 2010
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$85.0	$67.8	$85.0	$69.0
Other	2.6	0.2	2.6	0.3

Total	$87.6	68.0	$87.6	69.3

Nonamortizable intangible assets:
Trademarks		844.9		846.0
Other		9.8		9.7

Total		854.7		855.7

Total intangible assets, net		$922.7		$925.0

            The Company did not incur costs to renew or extend the term of acquired intangible assets during the three months ended May 31, 2010, and May 31, 2009. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.4 million and $1.4 million for the three months ended May 31, 2010, and May 31, 2009, respectively. Estimated amortization expense for the remaining nine months of fiscal 2011 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2011	$4.1
2012	$4.9
2013	$4.8
2014	$4.8
2015	$4.8
2016	$4.8
Thereafter	$39.8
8.	INVESTMENTS IN EQUITY METHOD INVESTEES:
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
            The Company accounts for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of May 31, 2010, and February 28, 2010, the Company’s investment in Crown Imports was $144.9 million and $167.2 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $76.5 million and $39.2 million of cash distributions from Crown Imports for the three months ended May 31, 2010, and May 31, 2009, respectively, all of which represent distributions of earnings.
            Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the three months ended May 31, 2010, and May 31, 2009, were not material. In addition, as of May 31, 2010, and February 28, 2010, amounts receivable from Crown Imports were not material.

            The following table presents summarized financial information for the Company’s Crown Imports equity method investment. The amounts shown represent 100% of this equity method investments’ results of operations.

Crown
Imports
(in millions)
For the Three Months Ended May 31, 2010
Net sales	$621.5
Gross profit	$176.2
Income from continuing operations	$108.5
Net income	$108.5

For the Three Months Ended May 31, 2009
Net sales	$639.1
Gross profit	$190.6
Income from continuing operations	$125.7
Net income	$125.7
            Other:
            In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option may be exercised during the period starting from January 1, 2010, and ending on December 31, 2010. For the year ended February 28, 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino to 49.9%. The price of the other option, which represents the remaining 50.1% interest in Ruffino, is based upon a formula contained in the joint venture agreement. The formula is subject to a number of variables, including future results of Ruffino. The Company is currently evaluating the impact of the variables in the formula on the cash settlement if the 50.1% shareholder of Ruffino were to exercise the option to put its entire equity interest in Ruffino to the Company. Subject to the mutual agreement and understanding of the respective rights of each of the parties to this put option, the Company currently estimates that the cash settlement for this put option could be as much as €55 million ($68 million). In addition, if the 50.1% shareholder of Ruffino were to exercise its put option, the Company would be required to account for the cash settlement in accordance with the FASB guidance for business combinations, resulting in the consolidation of the results of operations and financial condition of Ruffino with the Company’s consolidated financial statements on a prospective basis. To the extent the transaction occurs, any loss that may be recorded by the Company in connection with the accounting for the transaction is currently not estimable. As of May 31, 2010, and February 28, 2010, the Company’s investment in Ruffino was $4.4 million and $4.1 million, respectively.

9.	BORROWINGS:
            Borrowings consist of the following:

				February 28,
	May 31, 2010			2010
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks
Senior Credit Facility –
Revolving Credit Loans	$485.3	$-	$485.3	$289.3
Other	79.4	-	79.4	81.9

	$564.7	$-	$564.7	$371.2

Long-term Debt
Senior Credit Facility – Term Loans	$247.5	$1,301.6	$1,549.1	$1,549.1
Senior Notes	-	1,892.8	1,892.8	1,892.6
Other Long-term Debt	4.6	6.6	11.2	22.6

	$252.1	$3,201.0	$3,453.1	$3,464.3

            Senior credit facility –
            The Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions are parties to a credit agreement, as amended (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3,842.0 million, consisting of (i) a $1,200.0 million tranche A term loan facility with a final maturity in June 2011 (the “Tranche A Term Loans”), (ii) a $1,800.0 million tranche B term loan facility, of which $1,500.0 million has a final maturity in June 2013 (the “2013 Tranche B Term Loans”) and $300.0 million has a final maturity in June 2015 (the “2015 Tranche B Term Loans”), and (iii) an $842.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million), of which $192.0 million terminates in June 2011 (the “2011 Revolving Facility”) and $650.0 million terminates in June 2013 (the “2013 Revolving Facility”). The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.
            As of May 31, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $321.1 million bearing an interest rate of 1.6%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $101.5 million bearing an interest rate of 1.6%, 2013 Revolving Facility of $383.8 million bearing an interest rate of 2.8%, outstanding letters of credit of $13.9 million, and $342.8 million in revolving loans available to be drawn.
            Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. For the three months ended May 31, 2009, the Company reclassified net losses of $5.8 million, net of income tax effect, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.

10.	INCOME TAXES:
            The Company’s effective tax rate for the three months ended May 31, 2010, and May 31, 2009, was 52.0% and 91.8%, respectively. The Company’s effective tax rate for the three months ended May 31, 2010, includes the recognition of a valuation allowance against deferred tax assets in the United Kingdom (“U.K.”) of $28.1 million, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations. During the three months ended May 31, 2010, lower estimates of future U.K. operating results and cash flows, combined with cumulative losses in recent years in the U.K., impacted the Company’s assessment regarding the realizability of certain deferred tax assets in the U.K. As a result of this assessment, the Company determined that additional valuation allowances were required as of May 31, 2010. The Company’s effective tax rate for the three months ended May 31, 2009, includes $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill.
11.	DEFINED BENEFIT PENSION PLANS:
            Net periodic benefit cost reported in the Consolidated Statements of Operations for the Company’s defined benefit pension plans includes the following components:

	For the Three Months
	Ended May 31,
	2010	2009
(in millions)
Service cost	$1.1	$0.5
Interest cost	5.8	5.1
Expected return on plan assets	(6.2)	(5.9)
Recognized net actuarial loss	2.4	1.0

Net periodic benefit cost	$3.1	$0.7

            Contributions of $2.9 million have been made by the Company to fund its defined benefit pension plans for the three months ended May 31, 2010. The Company presently anticipates contributing an additional $7.5 million to fund its defined benefit pension plans during the year ending February 28, 2011, resulting in total employer contributions of $10.4 million for the year ending February 28, 2011.
12.	STOCKHOLDERS’ EQUITY:
            In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. Pursuant to this authorization, the Company repurchased $300.0 million of its shares of Class A Common Stock through a collared accelerated stock buyback (“ASB”) transaction which was announced in April 2010. During the three months ended May 31, 2010, the Company received 13,801,480 shares of Class A Common Stock, representing the minimum number of shares that will be received under the ASB transaction. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. The repurchased shares that have been received have become treasury shares. The final number of shares to which the Company is entitled under the ASB transaction will generally be based on the average of the daily volume weighted average prices (“VWAP”) of the Company’s Class A Common Stock over a calculation period (scheduled to end on November 24, 2010, subject to being shortened by the counterparty to the ASB transaction), but no less than 13,801,480 shares or more than 18,401,973 shares subject to certain terms of the ASB transaction. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. The Company may be entitled to receive up to 4,600,493 additional shares pursuant to the ASB transaction following the end of the calculation period.

13.	EARNINGS PER COMMON SHARE:
            The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the three months ended May 31, 2010, and May 31, 2009, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the three months ended May 31, 2010, and May 31, 2009, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
            The computation of basic and diluted earnings per common share is as follows:

	For the Three Months
	Ended May 31,
	2010	2009
(in millions, except per share data)
Income available to common stockholders	$49.1	$6.5

Weighted average common shares outstanding – basic:
Class A Common Stock	192.713	195.233

Class B Convertible Common Stock	23.726	23.744

Weighted average common shares outstanding – diluted:
Class A Common Stock	192.713	195.233
Class B Convertible Common Stock	23.726	23.744
Stock-based awards, primarily stock options	2.417	0.843

Weighted average common shares outstanding – diluted	218.856	219.820

Earnings per common share – basic:
Class A Common Stock	$0.23	$0.03

Class B Convertible Common Stock	$0.21	$0.03

Earnings per common share – diluted:
Class A Common Stock	$0.22	$0.03

Class B Convertible Common Stock	$0.21	$0.03

            For the three months ended May 31, 2010, and May 31, 2009, stock-based awards, primarily stock options, which could result in the issuance of 23.7 million and 34.5 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

14.	COMPREHENSIVE (LOSS) INCOME:
            Comprehensive (loss) income consists of net income, foreign currency translation adjustments, net unrealized (losses) gains on derivative instruments and pension/postretirement adjustments. The reconciliation of net income to comprehensive (loss) income is as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
(in millions)
For the Three Months Ended May 31, 2010
Net income			$49.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(57.2)	$2.0	(55.2)
Unrealized loss on cash flow hedges:
Net derivative losses	(5.0)	0.6	(4.4)
Reclassification adjustments	(8.0)	1.9	(6.1)

Net loss recognized in other comprehensive income	(13.0)	2.5	(10.5)
Pension/postretirement:
Net gains arising during the period	6.0	(1.7)	4.3
Reclassification adjustments	2.4	(0.7)	1.7

Net gain recognized in other comprehensive income	8.4	(2.4)	6.0

Other comprehensive loss	$(61.8)	$2.1	(59.7)

Total comprehensive loss			$(10.6)

For the Three Months Ended May 31, 2009
Net income			$6.5
Other comprehensive income (loss):
Foreign currency translation adjustments	$369.5	$(4.7)	364.8
Unrealized gain on cash flow hedges:
Net derivative gains	65.1	(16.5)	48.6
Reclassification adjustments	(20.4)	8.0	(12.4)

Net gain recognized in other comprehensive income	44.7	(8.5)	36.2
Pension/postretirement:
Net losses arising during the period	(10.2)	2.9	(7.3)
Reclassification adjustments	-	0.1	0.1

Net loss recognized in other comprehensive income	(10.2)	3.0	(7.2)

Other comprehensive income	$404.0	$(10.2)	393.8

Total comprehensive income			$400.3

            Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	Gains		Other
	Translation	(Losses) on	Pension/	Comprehensive
	Adjustments	Derivatives	Postretirement	Income
(in millions)
Balance, February 28, 2010	$672.9	$19.6	$(105.3)	$587.2
Current period change	(55.2)	(10.5)	6.0	(59.7)

Balance, May 31, 2010	$617.7	$9.1	$(99.3)	$527.5

15.	RESTRUCTURING CHARGES:
            The Company has several restructuring plans primarily within its CWNA segment and CWAE segment, as follows:
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
            Vincor Plan –
            In July 2006, the Company announced a plan to restructure and integrate the operations of Vincor International Inc. (“Vincor”) (the “Vincor Plan”). The objective of the Vincor Plan is to achieve operational efficiencies and eliminate redundant costs resulting from the June 2006 Vincor acquisition, as well as to achieve greater efficiency in sales, marketing, administrative and operational activities. The Vincor Plan includes the elimination of certain employment redundancies, primarily in the U.S., U.K. and Australia, and the termination of various contracts. The Company does not expect any additional costs associated with the Vincor Plan to be recognized in its Consolidated Statements of Operations. The Company expects the related cash expenditures to be completed by February 29, 2012.
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

            Fiscal 2008 Plan –
            In November 2007, the Company initiated its plans to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs. In addition, the Company incurred certain other restructuring charges during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S. In January 2008, the Company announced its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the Beam Wine Estates, Inc. (“BWE”) acquisition. These initiatives are collectively referred to as the Fiscal 2008 Plan. The Fiscal 2008 Plan is part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its domestic and international operations. The Company expects all costs associated with the Fiscal 2008 Plan to be recognized in its Consolidated Statements of Operations by February 29, 2012, with the related cash expenditures to be substantially completed by February 29, 2012, as well.
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
            The Australian Initiative includes the planned sale of three wineries and more than 20 vineyard properties, a streamlining of the Company’s wine product portfolio and production footprint, the buy-out and/or renegotiation of certain grape supply and other contracts, equipment relocations and costs for employee terminations. In connection with the Australian Initiative, the Company recorded restructuring charges on its Consolidated Statements of Operations for the years ended February 28, 2010, and February 28, 2009, of $13.4 million and $46.5 million, respectively, which represented noncash charges related to the write-down of property, plant and equipment, net, held for sale. As of May 31, 2010, the Company’s CWAE segment had $23.6 million of Australian assets held for sale which are included in property, plant and equipment, net on the Company’s Consolidated Balance Sheets. The Company expects all costs associated with the Australian Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the related cash expenditures to be completed by February 28, 2011, as well.
            Fiscal 2010 Global Initiative –
            In April 2009, the Company announced its plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). The Global Initiative includes an approximately five percent reduction in the Company’s global workforce and the closing of certain office, production and warehouse facilities. In addition, the Global Initiative includes the termination of certain contracts, and a streamlining of the Company’s production footprint and sales and administrative organizations. Lastly, the Global Initiative includes other non-material restructuring activities primarily in connection with the consolidation of the Company’s remaining spirits business into its North American wine business following the March 2009 divestiture of its value spirits business. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. The Company expects all costs associated with the Global Initiative to be recognized in its Consolidated Statements of Operations by February 29, 2012, with the related cash expenditures to be substantially completed by February 28, 2013.

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
            Details of each plan for which the Company expects to incur additional costs are presented separately in the following table. Plans for which exit activities were completed prior to March 1, 2010, are reported below under “Other Plans.” These plans include the Fiscal 2007 Wine Plan, the Vincor Plan, the Fiscal 2006 Plan, the Robert Mondavi Plan and certain other immaterial restructuring activities.

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans	Total
(in millions)
Restructuring liability, February 28, 2010	$8.9	$-	$4.0	$1.8	$14.7

Restructuring charges:
Employee termination benefit costs	4.2	-	-	-	4.2
Contract termination costs	-	-	-	0.1	0.1
Facility consolidation/relocation costs	0.6	-	-	-	0.6

Restructuring charges, May 31, 2010	4.8	-	-	0.1	4.9

Cash expenditures	(3.4)	-	(0.6)	(0.5)	(4.5)

Restructuring liability, May 31, 2010	$10.3	$-	$3.4	$1.4	$15.1

            In connection with the Company’s BWE acquisition, Vincor acquisition and Robert Mondavi acquisition, the Company accrued $24.7 million, $37.7 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of May 31, 2010, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $3.4 million, $0.3 million and $0.8 million, respectively. As of February 28, 2010, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $3.9 million, $0.3 million and $1.2 million, respectively.

            The following table presents a summary of restructuring charges and other costs incurred in connection with the Company’s restructuring activities, including a summary of amounts incurred by each of the Company’s reportable segments:

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans	Total
(in millions)
For the Three Months Ended May 31, 2010
Restructuring charges	$4.8	$-	$-	$0.1	$4.9
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	1.0	-	-	-	1.0
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	0.9	-	0.1	(1.0)	-

Total other costs	1.9	-	0.1	(1.0)	1.0

Total costs	$6.7	$-	$0.1	$(0.9)	$5.9

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$0.7	$-	$-	$0.1	$0.8
Other costs	1.7	-	0.1	-	1.8

Total CWNA	$2.4	$-	$0.1	$0.1	$2.6

CWAE
Restructuring charges	$4.1	$-	$-	$-	$4.1
Other costs	0.2	-	-	(1.0)	(0.8)

Total CWAE	$4.3	$-	$-	$(1.0)	$3.3

Corporate Operations and Other
Restructuring charges	$-	$-	$-	$-	$-
Other costs	-	-	-	-	-

Total Corporate Operations and Other	$-	$-	$-	$-	$-

For the Three Months Ended May 31, 2009
Restructuring charges	$17.9	$1.5	$(0.3)	$(0.2)	$18.9
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	0.1	1.2	-	3.5	4.8
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	13.2	0.5	0.2	0.1	14.0

Total other costs	13.3	1.7	0.2	3.6	18.8

Total costs	$31.2	$3.2	$(0.1)	$3.4	$37.7

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$10.1	$-	$(0.3)	$(0.2)	$9.6
Other costs	10.2	-	0.2	0.4	10.8

Total CWNA	$20.3	$-	$(0.1)	$0.2	$20.4

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans	Total
(in millions)
CWAE
Restructuring charges	$5.9	$1.5	$-	$-	$7.4
Other costs	0.5	1.7	-	3.2	5.4

Total CWAE	$6.4	$3.2	$-	$3.2	$12.8

Corporate Operations and Other
Restructuring charges	$1.9	$-	$-	$-	$1.9
Other costs	2.6	-	-	-	2.6

Total Corporate Operations and Other	$4.5	$-	$-	$-	$4.5

            For the three months ended May 31, 2010, employee termination benefit costs include a reversal of prior accruals of $0.1 million associated with the Fiscal 2010 Global Initiative. For the three months ended May 31, 2009, employee termination benefit costs include a reversal of prior accruals of $1.0 million associated with the Fiscal 2008 Plan and other immaterial restructuring activities.
            A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$28.6	$9.5	$8.7	$42.0
Contract termination costs	3.7	3.5	1.5	25.2
Facility consolidation/relocation costs	1.7	1.1	1.0	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	-	59.9	-	-

Total restructuring charges	34.0	74.0	11.2	68.9

Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	12.5	59.2	17.9	46.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	35.8	6.9	16.0	96.6
Asset impairment (impairment of goodwill and intangible assets)	-	21.8	7.4	0.4

Total other costs	48.3	87.9	41.3	143.1

Total costs incurred to date	$82.3	$161.9	$52.5	$212.0

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans
(in millions)
Total Costs Incurred to Date by Reportable Segment:
CWNA
Restructuring charges	$16.8	$-	$7.1	$24.2
Other costs	37.4	-	34.1	68.2

Total CWNA	$54.2	$-	$41.2	$92.4

CWAE
Restructuring charges	$14.2	$74.0	$4.1	$42.8
Other costs	6.0	87.9	7.0	72.0

Total CWAE	$20.2	$161.9	$11.1	$114.8

Corporate Operations and Other
Restructuring charges	$3.0	$-	$-	$1.9
Other costs	4.9	-	0.2	2.9

Total Corporate Operations and Other	$7.9	$-	$0.2	$4.8

Total expected costs
Restructuring charges:
Employee termination benefit costs	$40.5	$12.0	$8.7	$42.0
Contract termination costs	11.0	3.5	1.5	25.2
Facility consolidation/relocation costs	4.5	1.3	2.8	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	-	59.9	-	-

Total restructuring charges	56.0	76.7	13.0	68.9
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	13.0	62.5	17.9	46.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	40.4	8.3	16.5	96.6
Asset impairment (impairment of goodwill and intangible assets)	-	21.8	7.4	0.4

Total other costs	53.4	92.6	41.8	143.1

Total expected costs	$109.4	$169.3	$54.8	$212.0

Total Expected Costs by Reportable Segment:
CWNA
Restructuring charges	$24.4	$-	$7.1	$24.2
Other costs	39.5	-	34.5	68.2

Total CWNA	$63.9	$-	$41.6	$92.4

CWAE
Restructuring charges	$28.6	$76.7	$5.9	$42.8
Other costs	9.0	92.6	7.1	72.0

Total CWAE	$37.6	$169.3	$13.0	$114.8

Corporate Operations and Other
Restructuring charges	$3.0	$-	$-	$1.9
Other costs	4.9	-	0.2	2.9

Total Corporate Operations and Other	$7.9	$-	$0.2	$4.8

16.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
            The following information sets forth the condensed consolidating balance sheets as of May 31, 2010, and February 28, 2010, the condensed consolidating statements of operations for the three months ended May 31, 2010, and May 31, 2009, and the condensed consolidating statements of cash flows for the three months ended May 31, 2010, and May 31, 2009, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2010
Current assets:
Cash and cash investments	$0.7	$2.9	$17.3	$-	$20.9
Accounts receivable, net	306.8	30.8	298.9	-	636.5
Inventories	117.9	931.4	758.0	(11.7)	1,795.6
Prepaid expenses and other	16.4	60.4	24.6	7.6	109.0
Intercompany (payable) receivable	(233.4)	39.2	194.2	-	-

Total current assets	208.4	1,064.7	1,293.0	(4.1)	2,562.0
Property, plant and equipment, net	81.7	773.5	667.7	-	1,522.9
Investments in subsidiaries	6,254.1	129.2	-	(6,383.3)	-
Goodwill	-	1,985.9	585.0	-	2,570.9
Intangible assets, net	-	681.9	240.8	-	922.7
Other assets, net	35.9	209.7	71.7	0.3	317.6

Total assets	$6,580.1	$4,844.9	$2,858.2	$(6,387.1)	$7,896.1

Current liabilities:
Notes payable to banks	$485.3	$-	$79.4	$-	$564.7
Current maturities of long-term debt	250.2	1.3	0.6	-	252.1
Accounts payable	10.3	61.1	153.4	-	224.8
Accrued excise taxes	14.9	-	35.9	-	50.8
Other accrued expenses and liabilities	197.2	92.0	149.6	3.0	441.8

Total current liabilities	957.9	154.4	418.9	3.0	1,534.2
Long-term debt, less current maturities	3,195.2	5.2	0.6	-	3,201.0
Deferred income taxes	-	481.3	65.9	0.3	547.5
Other liabilities	129.6	48.4	138.0	-	316.0

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders’ equity:
Preferred stock	-	9.0	1,460.5	(1,469.5)	-
Class A and Class B Convertible Common Stock	2.6	100.7	184.0	(284.7)	2.6
Additional paid-in capital	1,521.2	1,323.6	1,269.0	(2,592.6)	1,521.2
Retained earnings (deficit)	1,151.9	2,690.7	(1,258.2)	(1,432.5)	1,151.9
Accumulated other comprehensive income	527.5	31.6	579.5	(611.1)	527.5
Treasury stock	(905.8)	-	-	-	(905.8)

Total stockholders’ equity	2,297.4	4,155.6	2,234.8	(6,390.4)	2,297.4

Total liabilities and stockholders’ equity	$6,580.1	$4,844.9	$2,858.2	$(6,387.1)	$7,896.1

Condensed Consolidating Balance Sheet at February 28, 2010
Current assets:
Cash and cash investments	$0.3	$3.3	$39.9	$-	$43.5
Accounts receivable, net	219.5	22.6	272.6	-	514.7
Inventories	119.8	1,017.5	754.0	(11.4)	1,879.9
Prepaid expenses and other	18.5	65.2	38.0	29.3	151.0
Intercompany (payable) receivable	(68.6)	(132.1)	200.7	-	-

Total current assets	289.5	976.5	1,305.2	17.9	2,589.1
Property, plant and equipment, net	71.8	784.4	711.0	-	1,567.2
Investments in subsidiaries	6,191.0	130.8	-	(6,321.8)	-
Goodwill	-	1,985.9	584.7	-	2,570.6
Intangible assets, net	-	682.8	242.2	-	925.0
Other assets, net	104.7	236.3	108.2	(6.8)	442.4

Total assets	$6,657.0	$4,796.7	$2,951.3	$(6,310.7)	$8,094.3

Current liabilities:
Notes payable to banks	$289.3	$-	$81.9	$-	$371.2
Current maturities of long-term debt	172.7	1.3	13.2	-	187.2
Accounts payable	14.5	104.6	149.7	-	268.8
Accrued excise taxes	8.3	-	35.5	-	43.8
Other accrued expenses and liabilities	190.2	85.3	201.0	25.1	501.6

Total current liabilities	675.0	191.2	481.3	25.1	1,372.6
Long-term debt, less current maturities	3,270.9	5.6	0.6	-	3,277.1
Deferred income taxes	-	475.5	67.5	(6.8)	536.2
Other liabilities	134.8	47.7	149.6	-	332.1
Stockholders’ equity:
Preferred stock	-	9.0	1,430.9	(1,439.9)	-
Class A and Class B Convertible Common Stock	2.6	100.7	184.0	(284.7)	2.6
Additional paid-in capital	1,493.2	1,323.6	1,269.0	(2,592.6)	1,493.2
Retained earnings (deficit)	1,102.8	2,611.0	(1,260.8)	(1,350.2)	1,102.8
Accumulated other comprehensive income	587.2	32.4	629.2	(661.6)	587.2
Treasury stock	(609.5)	-	-	-	(609.5)

Total stockholders’ equity	2,576.3	4,076.7	2,252.3	(6,329.0)	2,576.3

Total liabilities and stockholders’ equity	$6,657.0	$4,796.7	$2,951.3	$(6,310.7)	$8,094.3

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended May 31, 2010
Sales	$168.3	$431.9	$473.9	$(97.9)	$976.2
Less – excise taxes	(28.8)	(24.2)	(135.7)	-	(188.7)

Net sales	139.5	407.7	338.2	(97.9)	787.5
Cost of product sold	(67.5)	(266.2)	(257.5)	73.7	(517.5)

Gross profit	72.0	141.5	80.7	(24.2)	270.0
Selling, general and administrative expenses	(73.4)	(58.1)	(62.0)	24.7	(168.8)
Restructuring charges	-	(0.5)	(4.4)	-	(4.9)

Operating (loss) income	(1.4)	82.9	14.3	0.5	96.3
Equity in earnings of equity method investees and subsidiaries	87.0	49.6	0.6	(82.7)	54.5
Interest (expense) income, net	(51.4)	2.1	0.8	-	(48.5)

Income before income taxes	34.2	134.6	15.7	(82.2)	102.3
Benefit from (provision for) income taxes	14.9	(54.9)	(13.1)	(0.1)	(53.2)

Net income	$49.1	$79.7	$2.6	$(82.3)	$49.1

Condensed Consolidating Statement of Operations for the Three Months Ended May 31, 2009
Sales	$183.5	$435.9	$484.2	$(99.8)	$1,003.8
Less – excise taxes	(46.5)	(23.4)	(142.3)	-	(212.2)

Net sales	137.0	412.5	341.9	(99.8)	791.6
Cost of product sold	(78.1)	(248.6)	(269.5)	73.3	(522.9)

Gross profit	58.9	163.9	72.4	(26.5)	268.7
Selling, general and administrative expenses	(61.6)	(73.0)	(54.7)	24.2	(165.1)
Restructuring charges	0.4	(10.6)	(8.7)	-	(18.9)

Operating (loss) income	(2.3)	80.3	9.0	(2.3)	84.7
Equity in earnings of equity method investees and subsidiaries	75.9	65.4	-	(78.5)	62.8
Interest expense, net	(60.2)	(6.9)	(1.3)	-	(68.4)

Income before income taxes	13.4	138.8	7.7	(80.8)	79.1
(Provision for) benefit from income taxes	(6.9)	(76.9)	10.7	0.5	(72.6)

Net income	$6.5	$61.9	$18.4	$(80.3)	$6.5

Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2010
Net cash (used in) provided by operating activities	$(100.3)	$147.8	$12.2	$-	$59.7
Cash flows from investing activities:
Proceeds from note receivable	60.0	-	-	-	60.0
Proceeds from sales of assets	-	0.3	0.8	-	1.1
Investment in equity method investee	-	-	(29.6)	-	(29.6)
Purchases of property, plant and equipment	(12.3)	(9.4)	(3.9)	-	(25.6)
Repayments related to sale of business	-	-	(1.6)	-	(1.6)
Other investing activities	-	-	0.3	-	0.3

Net cash provided by (used in) investing activities	47.7	(9.1)	(34.0)	-	4.6

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	136.8	(138.8)	2.0	-	-
Purchases of treasury stock	(300.0)	-	-	-	(300.0)
Principal payments of long-term debt	(0.9)	(0.3)	(0.1)	-	(1.3)
Payment of financing costs of long-term debt	(0.2)	-	-	-	(0.2)
Net proceeds from notes payable	196.0	-	(1.4)	-	194.6
Exercise of employee stock options	16.7	-	-	-	16.7
Excess tax benefits from share-based payment awards	4.6	-	-	-	4.6

Net cash provided by (used in) financing activities	53.0	(139.1)	0.5	-	(85.6)

Effect of exchange rate changes on cash and cash investments	-	-	(1.3)	-	(1.3)

Net increase (decrease) in cash and cash investments	0.4	(0.4)	(22.6)	-	(22.6)
Cash and cash investments, beginning of period	0.3	3.3	39.9	-	43.5

Cash and cash investments, end of period	$0.7	$2.9	$17.3	$-	$20.9

Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2009
Net cash (used in) provided by operating activities	$(109.2)	$96.4	$(42.0)	$-	$(54.8)

Cash flows from investing activities:
Proceeds from note receivable	-	-	-	-	-
Proceeds from sales of assets	-	0.2	1.0	-	1.2
Investment in equity method investee	-	(0.3)	-	-	(0.3)
Purchases of property, plant and equipment	(0.8)	(31.0)	(15.3)	-	(47.1)
Proceeds from sale of business	-	255.9	14.3	-	270.2
Other investing activities	0.2	-	0.1	-	0.3

Net cash (used in) provided by investing activities	(0.6)	224.8	0.1	-	224.3

Cash flows from financing activities:
Intercompany financings, net	272.0	(322.4)	50.4	-	-
Purchases of treasury stock	-	-	-	-	-
Principal payments of long-term debt	(260.8)	(0.8)	(7.9)	-	(269.5)
Payment of financing costs of long-term debt	-	-	-	-	-
Net proceeds from notes payable	92.8	-	5.8	-	98.6
Exercise of employee stock options	3.4	-	-	-	3.4
Excess tax benefits from share-based payment awards	1.2	-	-	-	1.2

Net cash provided by (used in) financing activities	108.6	(323.2)	48.3	-	(166.3)

Effect of exchange rate changes on cash and cash investments	-	-	0.5	-	0.5

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Net (decrease) increase in cash and cash investments	(1.2)	(2.0)	6.9	-	3.7
Cash and cash investments, beginning of period	2.3	3.7	7.1	-	13.1

Cash and cash investments, end of period	$1.1	$1.7	$14.0	$-	$16.8

17.	BUSINESS SEGMENT INFORMATION:
            Prior to May 1, 2010, the Company’s internal management financial reporting consisted of two business divisions, Constellation Wines and Crown Imports. In connection with the Company’s recent changes within its internal management structure for its U.K. and Australia businesses, and the Company’s revised business strategy within these markets, the Company changed its internal management financial reporting on May 1, 2010, to consist of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand and Crown Imports. However, due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company has aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, the Company now reports its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.
            The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. The financial information for the three months ended May 31, 2009, has been restated to conform to the new segment presentation.
            In addition, the Company excludes restructuring charges and unusual items that affect comparability from its definition of operating income for segment purposes as these items are not reflective of normal continuing operations of the segments. The Company excludes these items as segment operating performance and segment management compensation is evaluated based upon a normalized segment operating income. As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

            For the three months ended May 31, 2010, and May 31, 2009, restructuring charges and unusual items included in operating income consist of:

	For the Three Months
	Ended May 31,
	2010	2009
(in millions)
Cost of Product Sold
Accelerated depreciation	$1.0	$2.9
Flow through of inventory step-up	1.0	2.7
Inventory write-downs	-	0.4
Other	-	1.5

Cost of Product Sold	2.0	7.5

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	(1.0)	-
Acquisition-related integration costs	0.1	0.1
Net gain on March 2009 sale of value spirits business	-	(0.2)
Other costs	0.9	13.9

Selling, General and Administrative Expenses	-	13.8

Restructuring Charges	4.9	18.9

Restructuring Charges and Unusual Items	$6.9	$40.2

            The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010, and include the recently adopted accounting guidance described in Note 2 herein.
            Segment information is as follows:

	For the Three Months
	Ended May 31,
	2010	2009
(in millions)
CWNA:
Net sales:
Wine	$531.7	$524.2
Spirits	58.2	60.1

Net sales	$589.9	$584.3
Segment operating income	$132.5	$147.3
Equity in earnings (losses) of equity method investees	$0.1	$(1.2)
Long-lived tangible assets	$1,090.9	$1,121.7
Investment in equity method investees	$74.8	$94.2
Total assets	$6,454.1	$6,498.0
Capital expenditures	$13.8	$17.8
Depreciation and amortization	$22.8	$23.2

	For the Three Months
	Ended May 31,
	2010	2009
(in millions)
CWAE:
Net sales:
Wine	$197.6	$207.3

Net sales	$197.6	$207.3
Segment operating (loss) income	$(2.9)	$0.3
Equity in earnings of equity method investees	$0.6	$1.1
Long-lived tangible assets	$343.2	$452.2
Investment in equity method investees	$34.2	$35.4
Total assets	$1,157.4	$1,560.2
Capital expenditures	$1.4	$10.5
Depreciation and amortization	$7.8	$10.7

Corporate Operations and Other:
Net sales	$-	$-
Segment operating loss	$(26.4)	$(22.7)
Long-lived tangible assets	$88.8	$59.1
Total assets	$139.7	$182.7
Capital expenditures	$10.4	$18.8
Depreciation and amortization	$4.0	$3.3

Crown Imports:
Net sales	$621.5	$639.1
Segment operating income	$108.9	$126.0
Long-lived tangible assets	$4.7	$5.6
Total assets	$362.8	$426.2
Capital expenditures	$0.2	$0.5
Depreciation and amortization	$0.5	$0.3

Restructuring Charges and Unusual Items:
Operating loss	$(6.9)	$(40.2)
Equity in losses of equity method investees	$(0.5)	$-

Consolidation and Eliminations:
Net sales	$(621.5)	$(639.1)
Operating income	$(108.9)	$(126.0)
Equity in earnings of Crown Imports	$54.3	$62.9
Long-lived tangible assets	$(4.7)	$(5.6)
Investment in equity method investees	$144.9	$160.6
Total assets	$(217.9)	$(265.6)
Capital expenditures	$(0.2)	$(0.5)
Depreciation and amortization	$(0.5)	$(0.3)

Consolidated:
Net sales	$787.5	$791.6
Operating income	$96.3	$84.7
Equity in earnings of equity method investees	$54.5	$62.8
Long-lived tangible assets	$1,522.9	$1,633.0
Investment in equity method investees	$253.9	$290.2
Total assets	$7,896.1	$8,401.5
Capital expenditures	$25.6	$47.1
Depreciation and amortization	$34.6	$37.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
            In connection with the Company’s recent changes within its internal management structure for its U.K. and Australia businesses, and the Company’s revised business strategy within these markets, the Company changed its internal management financial reporting on May 1, 2010, to consist of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand and Crown Imports. However, due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company has aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, the Company now reports its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). Prior to the changes noted above, the Company’s internal management financial reporting consisted of two business divisions, Constellation Wines and Crown Imports. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.
            The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. The financial information for First Quarter 2010 (as defined below) has been restated to conform to the new segment presentation.
            In addition, the Company excludes restructuring charges and unusual items that affect comparability from its definition of operating income for segment purposes as these items are not reflective of normal continuing operations of the segments. The Company excludes these items as segment operating performance and segment management compensation is evaluated based upon a normalized segment operating income. As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

            The Company’s business strategy in the CWNA segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits and imported beers. In this segment, the Company intends to continue to focus on growing premium product categories and expects to capitalize on its size and scale in the marketplace to profitably grow the business. During Fiscal 2010 (as defined below), the Company began implementation of a strategic project to consolidate its U.S. distributor network in key markets and create a new go-to-market strategy designed to focus the full power of its U.S. wine and spirits portfolio in order to improve alignment of dedicated, selling resources which is expected to drive organic growth. The Company believes that this is the right strategy to take in order to position the Company for future growth in a consolidating market. Recent U.S. market trends and sales from wholesalers to retailers have shown that the Company’s branded wine products have benefited from this new go-to-market strategy in First Quarter 2011 (as defined below). However, the Company expects a negative growth trend in net sales for the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 due to the strong net sales in the second quarter of fiscal 2010 which occurred in advance of the U.S. distributor consolidation transition in order to minimize operational disruption and ensure adequate service levels with retail customers during the transition period.
            In response to the continuing competitive conditions in the U.K. and Australia, the Company’s business strategy in the CWAE segment includes tightening of its portfolio focus, increasing efficiencies, reducing costs and improving cash generation. This strategy is expected to assist the Company in its efforts to effectively deal with some of the long-term challenges the Company faces in the U.K. and Australia markets, as further described below.
            The Company remains committed to its long-term financial model of growing sales, expanding margins, increasing cash flow and reducing borrowings to achieve earnings per share growth and improve return on invested capital.
            Worldwide and domestic economies continue to experience adverse conditions, and economic and consumer conditions in the Company’s key markets, and on a global basis, remain challenging. Accordingly, the current competitive environment in the marketplace remains intense. The global economic situation has or could adversely affect the Company’s major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could adversely impact the Company’s business and financial performance. In order to mitigate the impact of these challenging conditions, the Company continues to focus on improving operating efficiencies, containing costs, optimizing cash flow, reducing borrowings and increasing return on invested capital. The Company has also maintained adequate liquidity to meet current obligations and fund capital expenditures. However, changing conditions in the worldwide and domestic economies could have a material impact on the Company’s business, liquidity, financial condition and results of operations.
            Marketing, sales and distribution of the Company’s products are managed on a geographic basis in order to fully leverage leading market positions within each core market. Market dynamics and consumer trends vary significantly across the Company’s five core markets (U.S., Canada, New Zealand, U.K. and Australia) within the Company’s four geographic regions (North America, New Zealand, Europe and Australia). Within North America, the Company offers a range of beverage alcohol products across the branded wine and spirits and, through Crown Imports, imported beer categories in the U.S. Within the Company’s remaining geographies, the Company primarily offers branded wine.
            The environment for the Company’s products is competitive in each of the Company’s core markets. In particular, the U.K. and Australian markets are highly competitive, as further described below. The U.K. wine market is primarily an import market with Australian wines comprising approximately one-fifth of all wine sales in the U.K. off-premise business. The Australian wine market is primarily a domestic market. The Company has leading share positions in the Australian wine category in both the U.K. and Australian markets.

            Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed at least annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The continuing surplus of Australian wine has made and continues to make very low cost bulk wine available to these U.K. retailers which has allowed certain of these large retailers to create and build private label brands in the Australian wine category. Periodically, the Company has implemented price increases in the U.K. and Australia in an effort to cover certain cost increases, including the U.K. duty increases, and to improve profitability; however, the concentrated retail environment, competition from private label causing deterioration of retail pricing, foreign exchange volatility and a challenging economic environment have all contributed to declining gross margins for the Company’s U.K. and Australian businesses in recent periods. As discussed previously, the Company’s strategy in the CWAE segment was revised to address some of these long-term challenges, including tightening of the portfolio focus, increasing efficiencies, reducing costs and improving cash generation.
            In Australia, the calendar 2010 grape harvest came in lower than the calendar 2009 grape harvest. Although the calendar 2010 grape harvest came in closer to expected annual demand for Australian wine products, an Australian bulk wine surplus remains due to the oversupply build up from prior years. This surplus and related intense competitive conditions in the U.K. and Australian markets are not expected to subside in the near term. In the U.S., while the calendar 2009 grape harvest was larger than the calendar 2008 grape harvest, the Company continues to expect the overall supply of wine to remain generally in balance with demand within the U.S.
            For the three months ended May 31, 2010 (“First Quarter 2011”), the Company’s net sales decreased 1% over the three months ended May 31, 2009 (“First Quarter 2010”), primarily due to the divestitures of the U.K. cider and value spirits businesses (see “Divestitures in Fiscal 2010” below), partially offset by a favorable year-over-year foreign currency translation impact. Operating income increased 14% over the comparable prior year period primarily due to the decrease in restructuring charges and unusual items in First Quarter 2011 compared to First Quarter 2010. Net income increased significantly over the comparable prior year period primarily due to the items discussed above combined with lower interest expense and a reduction in the Company’s provision for income taxes. The decrease in interest expense was due to both lower average interest rates for the Company and reduced average borrowings for First Quarter 2011. The decrease in the provision for income taxes was due largely to the tax effect of the write-off of nondeductible goodwill related to the sale of the value spirits business for First Quarter 2010, partially offset by the recognition of a valuation allowance against deferred tax assets in the U.K. for First Quarter 2011.
            The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for First Quarter 2011 compared to First Quarter 2010 and (ii) financial liquidity and capital resources for First Quarter 2011. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2011 (“Fiscal 2011”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 (“Fiscal 2010”).

Equity Method Investment in Fiscal 2011
            In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option may be exercised during the period starting from January 1, 2010, and ending on December 31, 2010. In the year ended February 28, 2010, the 9.9% shareholder of Ruffino notified the Company that it was exercising the option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino to 49.9%. The price of the other option, which represents the remaining 50.1% interest in Ruffino, is based upon a formula contained in the joint venture agreement. The formula is subject to a number of variables, including future results of Ruffino. The Company is currently evaluating the impact of the variables in the formula on the cash settlement if the 50.1% shareholder of Ruffino were to exercise the option to put its entire equity interest in Ruffino to the Company. Subject to the mutual agreement and understanding of the respective rights of each of the parties to this put option, the Company currently estimates that the cash settlement for this put option could be as much as €55 million ($68 million). In addition, if the 50.1% shareholder of Ruffino were to exercise its put option, the Company would be required to account for the cash settlement in accordance with the FASB guidance for business combinations, resulting in the consolidation of the results of operations and financial condition of Ruffino with the Company’s consolidated financial statements on a prospective basis. To the extent the transaction occurs, any loss that may be recorded by the Company in connection with the accounting for the transaction is currently not estimable. As of May 31, 2010, the Company’s investment in Ruffino was $4.4 million.
Divestitures in Fiscal 2010
            U.K. Cider Business
            In January 2010, the Company sold its U.K. cider business for cash proceeds of £43.9 million ($71.6 million), net of direct costs to sell. This transaction is consistent with the Company’s strategic focus on premium higher-growth, higher-margin wine, beer and spirits brands. In connection with this divestiture, the Company’s CWAE segment recorded a gain of $11.2 million in the fourth quarter of fiscal 2010.
            Value Spirits Business
            In March 2009, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million in connection with this divestiture. In First Quarter 2011, the Company received full payment of the note receivable. The Company retained certain premium spirits brands, including SVEDKA Vodka, Black Velvet Canadian Whisky and Paul Masson Grande Amber Brandy. This transaction is consistent with the Company’s strategic focus on premium, higher growth and higher margin brands in its portfolio. In connection with the classification of this business as an asset group held for sale as of February 28, 2009, the Company’s CWNA segment recorded a loss of $15.6 million in the fourth quarter of fiscal 2009, primarily related to asset impairments. In First Quarter 2010, the Company’s CWNA segment recognized a net gain of $0.2 million, which included a gain on settlement of a postretirement obligation of $1.0 million, partially offset by an additional loss of $0.8 million. This net gain is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

Results of Operations
First Quarter 2011 Compared to First Quarter 2010
            Net Sales
            The following table sets forth the net sales (in millions of dollars) by reportable segment of the Company for First Quarter 2011 and First Quarter 2010.

	First Quarter 2011 Compared to First Quarter 2010
	Net Sales
			% Increase
	2011	2010	(Decrease)
CWNA
Wine	$531.7	$524.2	1%
Spirits	58.2	60.1	(3)%

CWNA net sales	589.9	584.3	1%
CWAE
Wine	197.6	207.3	(5)%

CWAE net sales	197.6	207.3	(5)%
Crown Imports net sales	621.5	639.1	(3)%
Consolidations and eliminations	(621.5)	(639.1)	3%

Consolidated Net Sales	$787.5	$791.6	(1)%

            Net sales for First Quarter 2011 decreased to $787.5 million from $791.6 million for First Quarter 2010, a decrease of $4.1 million, or (1%). This decrease resulted primarily from the divestitures of the U.K. cider and value spirits businesses of $42.5 million, partially offset by a favorable year-over-year foreign currency impact of $34.8 million.
            Constellation Wines North America
            Net sales for CWNA increased to $589.9 million for First Quarter 2011 from $584.3 million for First Quarter 2010, an increase of $5.6 million, or 1%. Wine net sales increased $7.5 million primarily due to a favorable year-over-year foreign currency translation impact of $18.3 million combined with U.S. branded wine volume growth, partially offset by increased U.S. promotional spend. Spirits net sales decreased $1.9 million primarily due to a decrease in net sales of $14.8 million in connection with the divestiture of the value spirits business, partially offset by volume growth within the retained spirits brands which was driven largely by SVEDKA Vodka.
            Constellation Wines Australia and Europe
            Net sales for CWAE decreased to $197.6 million for First Quarter 2011 from $207.3 million for First Quarter 2010, a decrease of $9.7 million, or (5%). Wine net sales decreased $9.7 million primarily due to a decrease in net sales of $27.7 million in connection with the divestiture of the U.K. cider business partially offset by a favorable year-over-year foreign currency impact of $16.5 million.
            Crown Imports
            As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

            Gross Profit
            The Company’s gross profit increased to $270.0 million for First Quarter 2011 from $268.7 million for First Quarter 2010, an increase of $1.3 million. The CWNA segment’s gross profit decreased $3.3 million primarily due to the increased U.S. promotional spend, partially offset by a favorable foreign currency translation impact of $7.7 million and an increase in gross profit resulting from the U.S. branded wine volume growth. The CWAE segment’s gross profit decreased $0.9 million primarily due to the divestiture of the U.K. cider business. In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were lower by $5.5 million in First Quarter 2011 versus First Quarter 2010 primarily due to (i) a decrease in accelerated depreciation of $1.9 million associated with certain restructuring programs and (ii) a decrease in the flow through of inventory step-up of $1.7 million associated primarily with the December 2007 acquisition of Beam Wine Estates, Inc. (“BWE”). Gross profit as a percent of net sales increased to 34.3% for First Quarter 2011 from 33.9% for First Quarter 2010 primarily due to (i) the decrease in unusual items, (ii) volume growth of higher-margin U.S. branded wine and retained spirits brands, and (iii) divestiture of the U.K. cider business; partially offset by the increased U.S. promotional spend.
            Selling, General and Administrative Expenses
            Selling, general and administrative expenses increased to $168.8 million for First Quarter 2011 from $165.1 million for First Quarter 2010, an increase of $3.7 million, or 2%. This increase is due to increases of $11.5 million in the CWNA segment, $3.7 million in the Corporate Operations and Other segment and $2.3 million in the CWAE segment, partially offset by a decrease in unusual items which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment of $13.8 million. The increase in the CWNA segment’s selling, general and administrative expenses is primarily due to (i) an unfavorable year-over-year foreign currency translation impact of $4.7 million and (ii) an increase in general and administrative expenses resulting primarily from higher consulting service fees associated with the segment’s review of certain business and process improvement opportunities. The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses is due to an increase in general and administrative expenses resulting primarily from the Company’s initiative to implement a comprehensive multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform to improve the accessibility of information and visibility of global data (“Project Fusion”). The increase in the CWAE segment’s selling, general and administrative expense is primarily due to an unfavorable year-over-year foreign currency translation impact of $3.4 million. The decrease in unusual items is primarily due to the recognition in First Quarter 2010 of $13.2 million of other costs in connection with the Company’s plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”).
            Selling, general and administrative expenses as a percent of net sales increased to 21.4% for First Quarter 2011 as compared to 20.9% for First Quarter 2010 primarily due to the factors discussed above combined with the increased U.S. promotional spend.
            Restructuring Charges
            The Company recorded $4.9 million of restructuring charges for First Quarter 2011 associated primarily with the Company’s Global Initiative. Restructuring charges included $4.2 million of employee termination benefit costs, $0.1 million of contract termination costs and $0.6 million of facility consolidation/relocation costs. The Company recorded $18.9 million of restructuring charges for First Quarter 2010 associated primarily with the Company’s Global Initiative.

            In addition, the Company incurred additional costs for First Quarter 2011 and First Quarter 2010 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for First Quarter 2011 and First Quarter 2010 are as follows:

	First	First
	Quarter	Quarter
	2011	2010
(in millions)
Cost of Product Sold
Accelerated depreciation	$1.0	$2.9
Inventory write-downs	$-	$0.4
Other	$-	$1.5

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	$(1.0)	$-
Acquisition-related integration costs	$0.1	$0.1
Other costs	$0.9	$13.9

Restructuring Charges	$4.9	$18.9
            The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2011:

Expected
Fiscal
2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$4.8
Other	$-

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	$(1.0)
Acquisition-related integration costs	$0.3
Other costs	$5.5

Restructuring Charges	$31.2
            Operating Income
            The following table sets forth the operating income (loss) (in millions of dollars) by reportable segment of the Company for First Quarter 2011 and First Quarter 2010.

	First Quarter 2011 Compared to First Quarter 2010
	Operating Income (Loss)
			% (Decrease)
	2011	2010	Increase
CWNA	$132.5	$147.3	(10)%
CWAE	(2.9)	0.3	NM
Corporate Operations and Other	(26.4)	(22.7)	(16)%
Crown Imports	108.9	126.0	(14)%
Consolidations and eliminations	(108.9)	(126.0)	14%

Total Reportable Segments	103.2	124.9	(17)%
Restructuring Charges and Unusual Items	(6.9)	(40.2)	NM

Consolidated Operating Income	$96.3	$84.7	14%

             NM = Not Meaningful

            As a result of the factors discussed above, consolidated operating income increased to $96.3 million for First Quarter 2011 from $84.7 million for First Quarter 2010, an increase of $11.6 million, or 14%. Restructuring charges and unusual items of $6.9 million and $40.2 million for First Quarter 2011 and First Quarter 2010, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	For the Three Months
	Ended May 31,
	2010	2009
(in millions)
Cost of Product Sold
Accelerated depreciation	$1.0	$2.9
Flow through of inventory step-up	1.0	2.7
Inventory write-downs	-	0.4
Other	-	1.5

Cost of Product Sold	2.0	7.5

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	(1.0)	-
Acquisition-related integration costs	0.1	0.1
Net gain on March 2009 sale of value spirits business	-	(0.2)
Other costs	0.9	13.9

Selling, General and Administrative Expenses	-	13.8

Restructuring Charges	4.9	18.9

Restructuring Charges and Unusual Items	$6.9	$40.2

            Equity in Earnings of Equity Method Investees
            The Company’s equity in earnings of equity method investees decreased to $54.5 million in First Quarter 2011 from $62.8 million in First Quarter 2010, a decrease of $8.3 million, or (13%). This decrease is primarily due to lower equity in earnings of Crown Imports.
            Net sales for Crown Imports decreased to $621.5 million for First Quarter 2011 from $639.1 million for First Quarter 2010, a decrease of $17.6 million, or (3%). This decrease resulted primarily from higher promotions, lower volumes and a negative shift in mix within the Crown Imports Mexican beer portfolio. Crown Imports gross profit decreased $14.4 million, or (8%), primarily due to these factors combined with a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $2.7 million primarily due to an increase in advertising spend. The combination of these factors were the main contributors to the decrease in operating income of $17.1 million, or (14%).
            Interest Expense, Net
            Interest expense, net of interest income of $1.2 million and $2.0 million, for First Quarter 2011 and First Quarter 2010, respectively, decreased to $48.5 million for First Quarter 2011 from $68.4 million for First Quarter 2010, a decrease of $19.9 million, or (29%). The decrease resulted primarily from lower average interest rates for the Company combined with reduced average borrowings for First Quarter 2011.

            Provision for Income Taxes
            The Company’s effective tax rate for First Quarter 2011 and First Quarter 2010 was 52.0% and 91.8%, respectively. The Company’s effective tax rate for First Quarter 2011 includes the recognition of a valuation allowance against deferred tax assets in the United Kingdom of $28.1 million, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations. The Company’s effective tax rate for First Quarter 2010 includes $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill.
            Net Income
            As a result of the above factors, net income increased to $49.1 million for First Quarter 2011 from $6.5 million for First Quarter 2010, an increase of $42.6 million.
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
            As of June 30, 2010, the Company had $469.4 million in revolving loans available to be drawn under its 2006 Credit Agreement (as defined below). The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.

First Quarter 2011 Cash Flows
            Operating Activities
            Net cash provided by operating activities for First Quarter 2011 was $59.7 million, which resulted primarily from net income of $49.1 million, plus $102.6 million of net noncash items charged to the Consolidated Statements of Operations less $88.1 million representing the net change in the Company’s operating assets and liabilities.
            The net noncash items consisted primarily of deferred tax provision, depreciation expense, equity in earnings of equity method investees, net of distributed earnings, and stock-based compensation expense. The net change in operating assets and liabilities resulted primarily from an increase in accounts receivable, net of $133.3 million and a decrease in accounts payable of $30.6 million, partially offset by a decrease in inventories of $61.0 million. The increase in accounts receivable, net and the decrease in inventories were both due largely to seasonality as January and February are typically the Company’s lowest selling months. In addition, these seasonal changes were even more pronounced due to the lighter than normal sales in the fourth quarter of fiscal 2010 associated with the U.S. distributor consolidation transition. The decrease in accounts payable was also due largely to seasonality as the U.S. and Canadian businesses generally experience the lowest levels of payables before the fall harvest, partially offset by an increase in payables to grape growers in Australia associated with the Australian 2010 calendar year grape harvest.
            Investing Activities
            Net cash provided by investing activities for First Quarter 2011 was $4.6 million, which resulted primarily from $60.0 million of proceeds from the note receivable received in connection with the divestiture of the value spirits business, partially offset by $29.6 million investment in the CWNA segment’s international equity method investment, Ruffino, in connection with the settlement of the irrevocable and unconditional put option of the incremental 9.9% ownership interest, and $25.6 million of capital expenditures.
            Financing Activities
            Net cash used in financing activities for First Quarter 2011 was $85.6 million resulting primarily from purchases of treasury stock of $300.0 million through the ASB transaction (as defined below), partially offset by net proceeds from notes payable of $194.6 million.

Share Repurchase
            In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. Pursuant to this authorization, the Company repurchased $300.0 million of its shares of Class A Common Stock through a collared accelerated stock buyback (“ASB”) transaction which was announced in April 2010. During the three months ended May 31, 2010, the Company received 13,801,480 shares of Class A Common Stock, representing the minimum number of shares that will be received under the ASB transaction. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. The repurchased shares that have been received have become treasury shares. The final number of shares to which the Company is entitled under the ASB transaction will generally be based on the average of the daily volume weighted average prices (“VWAP”) of the Company’s Class A Common Stock over a calculation period (scheduled to end on November 24, 2010, subject to being shortened by the counterparty to the ASB transaction), but no less than 13,801,480 shares or more than 18,401,973 shares subject to certain terms of the ASB transaction. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. The Company may be entitled to receive up to 4,600,493 additional shares pursuant to the ASB transaction following the end of the calculation period.
Debt
            Total debt outstanding as of May 31, 2010, amounted to $4,017.8 million, an increase of $182.3 million from February 28, 2010. The ratio of total debt to total capitalization increased to 63.6% as of May 31, 2010, from 59.8% as of February 28, 2010, primarily as a result of the reduction of stockholders’ equity due to the repurchase of $300.0 million of the Company’s Class A Common Stock and the related increase in borrowings to pay the purchase price for the repurchased shares.
            Senior Credit Facility
            2006 Credit Agreement
            The Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions are parties to a credit agreement, as amended (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3,842.0 million, consisting of (i) a $1,200.0 million tranche A term loan facility with a final maturity in June 2011 (the “Tranche A Term Loans”), (ii) a $1,800.0 million tranche B term loan facility, of which $1,500.0 million has a final maturity in June 2013 (the “2013 Tranche B Term Loans”) and $300.0 million has a final maturity in June 2015 (the “2015 Tranche B Term Loans”), and (iii) an $842.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million), of which $192.0 million terminates in June 2011 (the “2011 Revolving Facility”) and $650.0 million terminates in June 2013 (the “2013 Revolving Facility”). The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.
            As of May 31, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $321.1 million bearing an interest rate of 1.6%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $101.5 million bearing an interest rate of 1.6%, 2013 Revolving Facility of $383.8 million bearing an interest rate of 2.8%, outstanding letters of credit of $13.9 million, and $342.8 million in revolving loans available to be drawn.

            As of June 30, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $300.0 million bearing an interest rate of 1.6%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.9%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $78.7 million bearing an interest rate of 1.6%, 2013 Revolving Facility of $280.0 million bearing an interest rate of 2.8%, outstanding letters of credit of $13.9 million, and $469.4 million in revolving loans available to be drawn.
            Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. For First Quarter 2010, the Company reclassified net losses of $5.8 million, net of income tax effect, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.

Information Regarding Forward-Looking Statements
            This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation the statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs, (iii) information concerning expected or potential actions of third parties, (iv) future worldwide or domestic economic conditions and the global credit environment, (v) information concerning the future expected balance of supply and demand for wine, (vi) information concerning the number of shares of the Company’s Class A Common Stock the Company will receive pursuant to the ASB transaction, and (vii) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i) the impact upon results of operations resulting from the decision to consolidate the Company’s U.S. distributor network will vary from current expectations due to implementation of consolidation activities and actual U.S. distributor transition experience, (ii) the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual consumer demand, (iii) the actual number of shares of the Company’s Class A Common Stock received in the ASB transaction is subject to the terms of the ASB transaction and may vary from current expectations due to, among other things, the actual duration of the calculation period and the trading prices of the Company’s Class A Common Stock during the remainder of the calculation period, and (iv) the Company’s restructuring charges, accelerated depreciation, acquisition-related integration costs, and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets identified for sale, product portfolio rationalizations, production footprint, and/or other costs of implementation. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
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
            Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of May 31, 2010, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and South African rand.
            As of May 31, 2010, and May 31, 2009, the Company had outstanding foreign currency derivative instruments with a notional value of $1,081.2 million and $1,670.2 million, respectively. Approximately 67% of the Company’s total exposures were hedged as of May 31, 2010, including most of the Company’s balance sheet exposures and certain of the Company’s forecasted transactional exposures. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $2.2 million and $71.0 million as of May 31, 2010, and May 31, 2009, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of May 31, 2010, and May 31, 2009, the fair value of open foreign currency contracts would have been decreased by $14.8 million and $40.2 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
            The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $1,922.5 million and $2,328.5 million as of May 31, 2010, and May 31, 2009, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2010, and May 31, 2009, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $91.3 million and $104.3 million, respectively.
            In addition to the $1,922.5 million and $2,328.5 million estimated fair value of fixed rate debt outstanding as of May 31, 2010, and May 31, 2009, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of May 31, 2010, and May 31, 2009, the estimated fair value of the Company’s total variable rate debt, including current maturities was $1,957.6 million and $1,902.6 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of May 31, 2010, and May 31, 2009, is $46.2 million and $19.0 million, respectively.

Item 4.   Controls and Procedures.
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
Internal Control Over Financial Reporting
            In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) no changes were identified in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended May 31, 2010 (the Company’s first fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number	Approximate
				of Shares	Dollar Value of
				Purchased as	Shares That May
				Part of a	Yet Be
	Total Number		Average Price	Publicly	Purchased
	of Shares		Paid	Announced	Under
Period	Purchased		Per Share	Program	the Program
March 1 – 31, 2010	-		$-	-	$-
April 1 – 30, 2010	11,016,451	(2)	(2) (3)	11,016,451	$300,000,000	(1)(2)
May 1 – 31, 2010	2,801,726	(3)(4)	(3) (4)	2,785,029	$-

Total	13,818,177		(3) (4)	13,801,480	$-

(1)	As announced on April 9, 2010, during April 2010 the Company’s Board of Directors authorized the repurchase from time to time of up to an aggregate amount of $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2011 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. The collared accelerated stock buyback transaction described in footnote (2) has fully utilized the 2011 Authorization.

(2)	These shares of Class A Common Stock (the “Initial Shares”) were received by the Company pursuant to a Supplemental Confirmation, dated April 16, 2010, between the Company and Goldman, Sachs & Co. (“GS&Co.”) with respect to a collared accelerated stock buyback of the Company’s Class A Common Stock (the “Supplemental Confirmation”). Pursuant to the Supplemental Confirmation, the Company paid GS&Co. a fixed purchase price of $300,000,000 (the “Purchase Price”) in exchange for the Initial Shares.

(3)	Includes 2,785,029 shares of Class A Common Stock (the “Balance Shares”) received by the Company from GS&Co. for no additional consideration based on the application of a formula set forth in the Supplemental Confirmation following the early termination of the hedge period on May 10, 2010. It is not possible to determine the final average price paid per share for the Initial Shares and the Balance Shares (collectively, the “Minimum Shares”) because the Company expects to receive additional shares from GS&Co. for no additional consideration based on the application of a formula set forth in the Supplemental Confirmation following a calculation period. If the entire Purchase Price were allocated only to the Minimum Shares, the average price paid for the Minimum Shares would be $21.7368 per share.

(4)	Includes 16,697 shares of Class A Common Stock tendered to the Company, as permitted under the Company’s Incentive Stock Option Plan, in payment of the exercise price due upon an exercise of stock options. These shares were valued at $18.11 per share, the closing price of the Company’s Class A Common Stock on the New York Stock Exchange® on May 12, 2010, the date the shares were tendered to the Company.

Item 6.   Exhibits.
            Exhibits required to be filed by Item 601 of Regulation S-K.
            For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 51 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
Dated: July 12, 2010	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President, Finance and Controller

Dated: July 12, 2010	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.

2.1	Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.2	Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.3	Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

4.1	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.2	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.3	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.4	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.5	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.6	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.7	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.8	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.9	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.10	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.11	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed herewith solely for the purpose of supplementing the originally filed document to include its schedules and exhibits).

4.12	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.13	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.14	Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

4.15	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.16	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.17	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.18	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.19	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.1	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.2	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.3	Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.4	Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference).*

10.5	Form of Restricted Stock Agreement for Directors with respect to a pro rata award of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference).*

10.6	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

10.7	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

10.8	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

10.9	Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

10.10	Master Confirmation, dated as of April 16, 2010, with respect to a Collared Accelerated Stock Buyback Transaction between the Company and Goldman Sachs & Co. (filed herewith).

10.11	Supplemental Confirmation, dated April 16, 2010, with respect to a Collared Accelerated Stock Buyback Transaction between the Company and Goldman Sachs & Co. (filed herewith).

10.12	Trade Notification, dated May 10, 2010, with respect to a Collared Accelerated Stock Buyback Transaction between the Company and Goldman Sachs & Co. (filed herewith).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

*	Designates management contract or compensatory plan or arrangement.

#	Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

+	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
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