Form 10-Q
period 2010-08-31
CONSTELLATION BRANDS, INC.
filed 2010-10-12
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2010, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	187,659,975
Class B Common Stock, par value $.01 per share	23,687,975
Class 1 Common Stock, par value $.01 per share	None

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31,	February 28,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash investments	$13.9	$43.5
Accounts receivable, net	720.7	514.7
Inventories	1,722.4	1,879.9
Prepaid expenses and other	103.0	151.0

Total current assets	2,560.0	2,589.1
PROPERTY, PLANT AND EQUIPMENT, net	1,529.0	1,567.2
GOODWILL	2,566.1	2,570.6
INTANGIBLE ASSETS, net	920.1	925.0
OTHER ASSETS, net	301.9	442.4

Total assets	$7,877.1	$8,094.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$347.0	$371.2
Current maturities of long-term debt	308.7	187.2
Accounts payable	253.5	268.8
Accrued excise taxes	57.7	43.8
Other accrued expenses and liabilities	482.8	501.6

Total current liabilities	1,449.7	1,372.6

LONG-TERM DEBT, less current maturities	3,127.7	3,277.1

DEFERRED INCOME TAXES	544.0	536.2

OTHER LIABILITIES	325.8	332.1

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 226,948,305 shares at August 31, 2010, and 225,062,547 shares at February 28, 2010	2.3	2.3
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,717,433 shares at August 31, 2010, and 28,734,637 shares at February 28, 2010	0.3	0.3
Additional paid-in capital	1,538.4	1,493.2
Retained earnings	1,243.2	1,102.8
Accumulated other comprehensive income	550.6	587.2

	3,334.8	3,185.8

Less: Treasury stock -
Class A Common Stock, 39,450,317 shares at August 31, 2010, and 26,549,546 shares at February 28, 2010, at cost	(902.7)	(607.3)
Class B Convertible Common Stock, 5,005,800 shares at August 31, 2010, and February 28, 2010, at cost	(2.2)	(2.2)

	(904.9)	(609.5)

Total stockholders’ equity	2,429.9	2,576.3

Total liabilities and stockholders’ equity	$7,877.1	$8,094.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2010	2009	2010	2009
SALES	$2,033.1	$2,094.5	$1,056.9	$1,090.7
Less — excise taxes	(382.8)	(426.1)	(194.1)	(213.9)

Net sales	1,650.3	1,668.4	862.8	876.8
COST OF PRODUCT SOLD	(1,066.1)	(1,090.1)	(548.6)	(567.2)

Gross profit	584.2	578.3	314.2	309.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(336.1)	(331.4)	(167.3)	(166.3)
RESTRUCTURING CHARGES	(18.6)	(22.1)	(13.7)	(3.2)

Operating income	229.5	224.8	133.2	140.1
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	120.9	136.0	66.4	73.2
INTEREST EXPENSE, net	(98.8)	(136.5)	(50.3)	(68.1)

Income before income taxes	251.6	224.3	149.3	145.2
PROVISION FOR INCOME TAXES	(111.2)	(118.1)	(58.0)	(45.5)

NET INCOME	$140.4	$106.2	$91.3	$99.7

SHARE DATA:
Earnings per common share:
Basic — Class A Common Stock	$0.67	$0.49	$0.44	$0.46

Basic — Class B Convertible Common Stock	$0.61	$0.44	$0.40	$0.42

Diluted — Class A Common Stock	$0.65	$0.48	$0.43	$0.45

Diluted — Class B Convertible Common Stock	$0.60	$0.44	$0.40	$0.41

Weighted average common shares outstanding:
Basic — Class A Common Stock	189.084	195.571	185.455	195.910
Basic — Class B Convertible Common Stock	23.719	23.740	23.712	23.736

Diluted — Class A Common Stock	215.136	220.274	211.149	220.714
Diluted — Class B Convertible Common Stock	23.719	23.740	23.712	23.736
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140.4	$106.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	61.0	77.1
Deferred tax provision (benefit)	50.6	(28.7)
Equity in earnings of equity method investees, net of distributed earnings	36.5	(12.3)
Stock-based compensation expense	25.7	25.4
Amortization of intangible and other assets	7.3	6.0
Loss (gain) on disposal or impairment of long-lived assets, net	4.8	(1.4)
Loss on business sold	—	0.8
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(204.5)	(204.5)
Inventories	157.2	91.3
Prepaid expenses and other current assets	5.3	1.0
Accounts payable	(10.7)	(11.5)
Accrued excise taxes	13.2	17.6
Other accrued expenses and liabilities	39.7	8.8
Other, net	(20.8)	21.6

Total adjustments	165.3	(8.8)

Net cash provided by operating activities	305.7	97.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(43.2)	(65.1)
Investment in equity method investee	(29.7)	(0.5)
(Repayments related to) proceeds from sale of business	(1.6)	276.4
Proceeds from note receivable	60.0	—
Proceeds from sales of assets	3.1	14.5
Other investing activities	0.5	1.2

Net cash (used in) provided by investing activities	(10.9)	226.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(300.0)	—
Principal payments of long-term debt	(24.5)	(271.4)
Net repayment of notes payable	(24.1)	(60.2)
Payment of financing costs of long-term debt	(0.2)	—
Exercise of employee stock options	18.0	9.0
Excess tax benefits from stock-based payment awards	4.7	2.2
Proceeds from employee stock purchases	2.1	2.3

Net cash used in financing activities	(324.0)	(318.1)

Effect of exchange rate changes on cash and cash investments	(0.4)	0.8

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(29.6)	6.6
CASH AND CASH INVESTMENTS, beginning of period	43.5	13.1

CASH AND CASH INVESTMENTS, end of period	$13.9	$19.7

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$4.8	$—

Note receivable from sale of value spirits business	$—	$60.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
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
     In connection with the Company’s recent changes within its internal management structure for its United Kingdom (“U.K.”) and Australia businesses, and the Company’s revised business strategy within these markets, the Company changed its reportable operating segments on May 1, 2010, to consist of: Constellation Wines North America (“CWNA”), Constellation Wines Australia and Europe (“CWAE”), Corporate Operations and Other, and Crown Imports (see Note 17).
2. RECENTLY ADOPTED ACCOUNTING GUIDANCE:
     Consolidation of variable interest entities —
     Effective March 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) June 2009 amended guidance for consolidation. This guidance, among other things, (i) requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amends previously issued guidance for determining whether an entity is a variable interest entity; and (iv) requires enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. In addition, effective March 1, 2010, the Company adopted the FASB additional December 2009 guidance on assessing whether a variable interest entity should be consolidated. This guidance identifies the determination of whether a reporting entity should consolidate another entity is based upon, among other things, (i) the other entity’s purpose and design, and (ii) the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance also requires additional disclosures about an entity’s involvement with a variable interest entity, including significant changes in risk exposure due to an entity’s involvement with a variable interest entity and how the involvement with the variable interest entity affects the financial statements of the reporting entity. The adoption of the combined guidance did not have a material impact on the Company’s consolidated financial statements.

     Fair value measurements and disclosures —
     In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. This guidance requires an entity to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (ii) present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance also clarifies existing disclosures requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Effective March 1, 2010, the Company adopted the additional disclosure requirements and clarifications of existing disclosures of this guidance, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company is required to adopt those disclosures for its annual and interim periods beginning March 1, 2011. The adoption of the applicable provisions of this guidance on March 1, 2010, did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provision of this guidance to have a material impact on its consolidated financial statements.
3. INVENTORIES:
     Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31,	February 28,
(in millions)	2010	2010
Raw materials and supplies	$45.8	$44.3
In-process inventories	1,162.7	1,325.0
Finished case goods	513.9	510.6

	$1,722.4	$1,879.9

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
     Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of August 31, 2010, and February 28, 2010, the Company had undesignated foreign currency contracts outstanding with a notional value of $761.8 million and $554.9 million, respectively. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding at February 28, 2010 (see Note 9). The Company had no undesignated interest rate swap agreements outstanding as of August 31, 2010.
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
     As of August 31, 2010, and February 28, 2010, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $528.6 million and $465.2 million, respectively. In addition, as of August 31, 2010, and February 28, 2010, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $500.0 million and $1,200.0 million, respectively (see Note 9). The Company expects $3.1 million of net gains, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.
     Fair value hedges:
     Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the six months and three months ended August 31, 2010, and August 31, 2009.
     Net investment hedges:
     Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the six months and three months ended August 31, 2010, and August 31, 2009.
     Fair values of derivative instruments:
     The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 5):

	August 31,	February 28,
Balance Sheet Location	2010	2010
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$16.7	$17.1
Other accrued expenses and liabilities	$11.5	$15.1
Other assets, net	$7.0	$13.5
Other liabilities	$1.8	$5.5

Interest rate swap contracts
Other accrued expenses and liabilities	$—	$11.8
Other liabilities	$19.7	$—

	August 31,	February 28,
Balance Sheet Location	2010	2010
(in millions)
Derivative instruments not designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$11.9	$12.0
Other accrued expenses and liabilities	$7.5	$7.8
Other assets, net	$0.1	$1.6
Other liabilities	$0.2	$1.2

Interest rate swap contracts
Prepaid expenses and other	$—	$2.7
Other accrued expenses and liabilities	$—	$2.9
     The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Operations, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

			Net
	Net		Gain (Loss)
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
Derivative Instruments in	in OCI	Location of Net Gain (Loss)	Income
Designated Cash Flow	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
For the Six Months Ended August 31, 2010
Foreign currency contracts	$0.1	Sales	$7.9
Foreign currency contracts	(2.1)	Cost of product sold	1.3
Interest rate swap contracts	(12.0)	Interest expense, net	—

Total	$(14.0)	Total	$9.2

For the Six Months Ended August 31, 2009
Foreign currency contracts	$32.0	Sales	$7.1
Foreign currency contracts	13.8	Cost of product sold	(5.6)
Foreign currency contracts	8.2	Selling, general and administrative expenses	18.5
Interest rate swap contracts	(4.5)	Interest expense, net	(12.9)

Total	$49.5	Total	$7.1

For the Three Months Ended August 31, 2010
Foreign currency contracts	$1.2	Sales	$4.3
Foreign currency contracts	1.2	Cost of product sold	(0.9)
Foreign currency contracts	—	Selling, general and administrative expenses	—
Interest rate swap contracts	(12.0)	Interest expense, net	—

Total	$(9.6)	Total	$3.4

For the Three Months Ended August 31, 2009
Foreign currency contracts	$(1.4)	Sales	$3.8
Foreign currency contracts	2.7	Cost of product sold	(2.7)
Foreign currency contracts	0.9	Selling, general and administrative expenses	0.7
Interest rate swap contracts	(1.3)	Interest expense, net	(7.1)

Total	$0.9	Total	$(5.3)

		Net Gain
		Recognized
Derivative Instruments in	Location of Net Gain	in Income
Designated Cash Flow	Recognized in Income	(Ineffective
Hedging Relationships	(Ineffective portion)	portion)
(in millions)
For the Six Months Ended August 31, 2010
Foreign currency contracts	Selling, general and administrative expenses	$0.7

For the Six Months Ended August 31, 2009
Foreign currency contracts	Selling, general and administrative expenses	$0.1

For the Three Months Ended August 31, 2010
Foreign currency contracts	Selling, general and administrative expenses	$0.4

For the Three Months Ended August 31, 2009
Foreign currency contracts	Selling, general and administrative expenses	$0.1

     The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations is as follows:

		Net
		(Loss) Gain
Derivative Instruments not	Location of Net (Loss) Gain	Recognized
Designated as Hedging Instruments	Recognized in Income	in Income
(in millions)
For the Six Months Ended August 31, 2010
Foreign currency contracts	Selling, general and administrative expenses	$(1.0)

Total		$(1.0)

For the Six Months Ended August 31, 2009
Foreign currency contracts	Selling, general and administrative expenses	$8.0
Interest rate swap contracts	Interest expense, net	(0.4)

Total		$7.6

For the Three Months Ended August 31, 2010
Foreign currency contracts	Selling, general and administrative expenses	$3.3

Total		$3.3

For the Three Months Ended August 31, 2009
Foreign currency contracts	Selling, general and administrative expenses	$5.3
Interest rate swap contracts	Interest expense, net	(0.1)

Total		$5.2

     Credit risk:
     The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2010, the fair value of derivative instruments in a net liability position due to counterparties was $30.0 million. If the Company were required to settle the net liability position under these derivative instruments on August 31, 2010, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.
     Counterparty credit risk:
     Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of August 31, 2010, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of August 31, 2010, the fair value of derivative instruments in a net receivable position due from counterparties was $25.0 million.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS:
     The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.
     The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	August 31, 2010		February 28, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Assets
Cash and cash investments	$13.9	$13.9	$43.5	$43.5
Accounts receivable	$720.7	$720.7	$514.7	$514.7
Foreign currency contracts	$35.7	$35.7	$44.2	$44.2
Interest rate swap contracts	$—	$—	$2.7	$2.7
Notes receivable	$4.9	$4.9	$65.7	$65.7

Liabilities
Notes payable to banks	$347.0	$337.7	$371.2	$370.1
Accounts payable	$253.5	$253.5	$268.8	$268.8
Long-term debt, including current portion	$3,436.4	$3,482.5	$3,464.3	$3,483.4
Foreign currency contracts	$21.0	$21.0	$29.6	$29.6
Interest rate swap contracts	$19.7	$19.7	$14.7	$14.7

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

     The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total
August 31, 2010
Assets:
Foreign currency contracts	$—	$35.7	$—	$35.7
Liabilities:
Foreign currency contracts	$—	$21.0	$—	$21.0
Interest rate swap contracts	$—	$19.7	$—	$19.7

February 28, 2010
Assets:
Foreign currency contracts	$—	$44.2	$—	$44.2
Interest rate swap contracts	$—	$2.7	$—	$2.7
Liabilities:
Foreign currency contracts	$—	$29.6	$—	$29.6
Interest rate swap contracts	$—	$14.7	$—	$14.7
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
     The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which an impairment assessment was performed for the six months and three months ended August 31, 2010. There were no assets and liabilities measured at fair value on a nonrecurring basis during the six months and three months ended August 31, 2009.

Fair Value Measurements Using
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Long-lived assets held for sale	$—	$—	$4.1	$5.8

Total	$—	$—	$4.1	$5.8

     Long-lived assets held for sale:
     In connection with the Company’s Australian Initiative (as defined in Note 15), long-lived assets held for sale with a carrying value of $10.1 million were written down to their estimated fair value of $4.1 million, less cost to sell (which was estimated to be minimal), resulting in a loss of $5.8 million for the six months and three months ended August 31, 2010. This loss is included in restructuring charges on the Company’s Consolidated Statements of Operations. These assets consisted primarily of certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. As such, these assets were written down to a value based on the Company’s estimate of fair value less cost to sell. The fair value was determined based on a market value approach adjusted for the different characteristics between assets measured and the assets upon which the observable inputs were based.

6. GOODWILL:
     The changes in the carrying amount of goodwill are as follows:

				Consolidations
			Crown	and
(in millions)	CWNA	CWAE	Imports	Eliminations	Consolidated
Balance, February 28, 2009
Goodwill	$2,615.0	$852.6	$13.0	$(13.0)	$3,467.6
Accumulated impairment losses	—	(852.6)	—	—	(852.6)

	2,615.0	—	13.0	(13.0)	2,615.0
Foreign currency translation adjustments	114.1	—	—	—	114.1
Divestiture of business	(158.5)	—	—	—	(158.5)

Balance, February 28, 2010
Goodwill	2,570.6	852.6	13.0	(13.0)	3,423.2
Accumulated impairment losses	—	(852.6)	—	—	(852.6)

	2,570.6	—	13.0	(13.0)	2,570.6
Foreign currency translation adjustments	(4.5)	—	—	—	(4.5)

Balance, August 31, 2010
Goodwill	2,566.1	852.6	13.0	(13.0)	3,418.7
Accumulated impairment losses	—	(852.6)	—	—	(852.6)

	$2,566.1	$—	$13.0	$(13.0)	$2,566.1

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
7. INTANGIBLE ASSETS:
     The major components of intangible assets are as follows:

	August 31, 2010		February 28, 2010
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(in millions)	Amount	Amount	Amount	Amount
Amortizable intangible assets:
Customer relationships	$84.7	$66.2	$85.0	$69.0
Other	2.6	0.1	2.6	0.3

Total	$87.3	66.3	$87.6	69.3

Nonamortizable intangible assets:
Trademarks		844.2		846.0
Other		9.6		9.7

Total		853.8		855.7

Total intangible assets, net		$920.1		$925.0

     The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months and three months ended August 31, 2010, and August 31, 2009. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $2.8 million for the six months ended August 31, 2010, and August 31, 2009, and $1.4 for the three months ended August 31, 2010, and August 31, 2009. Estimated amortization expense for the remaining six months of fiscal 2011 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2011	$2.8
2012	$4.9
2013	$4.8
2014	$4.8
2015	$4.8
2016	$4.8
Thereafter	$39.4
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
     The Company accounts for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of August 31, 2010, and February 28, 2010, the Company’s investment in Crown Imports was $130.8 million and $167.2 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $156.0 million and $123.7 million of cash distributions from Crown Imports for the six months ended August 31, 2010, and August 31, 2009, respectively, all of which represent distributions of earnings.
     Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the six months and three months ended August 31, 2010, and August 31, 2009, were not material. In addition, as of August 31, 2010, and February 28, 2010, amounts receivable from Crown Imports were not material.

     The following table presents summarized financial information for the Company’s Crown Imports equity method investment. The amounts shown represent 100% of this equity method investments’ results of operations.

Crown
(in millions)	Imports
For the Six Months Ended August 31, 2010
Net sales	$1,300.9
Gross profit	$368.0
Income from continuing operations	$239.2
Net income	$239.2

For the Six Months Ended August 31, 2009
Net sales	$1,335.5
Gross profit	$395.1
Income from continuing operations	$270.2
Net income	$270.2

For the Three Months Ended August 31, 2010
Net sales	$679.4
Gross profit	$191.8
Income from continuing operations	$130.7
Net income	$130.7

For the Three Months Ended August 31, 2009
Net sales	$696.4
Gross profit	$204.5
Income from continuing operations	$144.5
Net income	$144.5
     Other:
     In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option may be exercised during the period starting from January 1, 2010, and ending on December 31, 2010. For the year ended February 28, 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino to 49.9%. The price of the other option, which represents the remaining 50.1% interest in Ruffino, is based upon a formula contained in the joint venture agreement. The formula is subject to a number of variables, including future results of Ruffino. The Company continues to evaluate the impact of the variables in the formula on the cash settlement if the 50.1% shareholder of Ruffino were to exercise the option to put its entire equity interest in Ruffino to the Company. Subject to the mutual agreement and understanding of the respective rights of each of the parties to this put option, the Company currently estimates that the cash settlement for this put option could be as much as €55 million ($70 million). As of August 31, 2010, the Company concluded that it is not probable that there is a likelihood of loss under this contingent obligation. Therefore, no liability has been recorded by the Company related to this contingent obligation and an estimate of any loss is currently not estimable. As of August 31, 2010, and February 28, 2010, the Company’s investment in Ruffino was $4.1 million.

9. BORROWINGS:
     Borrowings consist of the following:

				February 28,
	August 31, 2010			2010
(in millions)	Current	Long-term	Total	Total
Notes Payable to Banks
Senior Credit Facility —
Revolving Credit Loans	$277.0	$—	$277.0	$289.3
Other	70.0	—	70.0	81.9

	$347.0	$—	$347.0	$371.2

Long-term Debt
Senior Credit Facility — Term Loans	$302.8	$1,225.2	$1,528.0	$1,549.1
Senior Notes	—	1,893.1	1,893.1	1,892.6
Other Long-term Debt	5.9	9.4	15.3	22.6

	$308.7	$3,127.7	$3,436.4	$3,464.3

     Senior credit facility —
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
     As of August 31, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $300.0 million bearing an interest rate of 1.6%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $55.9 million bearing an interest rate of 1.6%, 2013 Revolving Facility of $221.1 million bearing an interest rate of 2.7%, outstanding letters of credit of $13.9 million, and $551.1 million in revolving loans available to be drawn.

     Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For the six months and three months ended August 31, 2009, the Company reclassified net losses of $12.9 million and $7.1 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations for the six months and three months ended August 31, 2010.
10. INCOME TAXES:
     The Company’s effective tax rate for the six months ended August 31, 2010, and August 31, 2009, was 44.2% and 52.7%, respectively. The Company’s effective tax rate for the six months ended August 31, 2010, includes the recognition of a valuation allowance against deferred tax assets in the U.K. of $30.1 million, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during the six months ended August 31, 2010. During the first quarter of fiscal 2011, lower estimates of future U.K. operating results and cash flows, combined with cumulative losses in recent years in the U.K., impacted the Company’s assessment regarding the realizability of certain deferred tax assets in the U.K. As a result of this assessment, the Company determined that additional valuation allowances were required in the first quarter of fiscal 2011. The Company’s effective tax rate for the six months ended August 31, 2009, includes $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during the second quarter of fiscal 2010.
     The Company’s effective tax rate for the three months ended August 31, 2010, and August 31, 2009, was 38.8% and 31.3%, respectively. The Company’s effective tax rates for both the three months ended August 31, 2010, and August 31, 2009, reflect, among other items, decreases in uncertain tax positions in connection with the completion of various income tax examinations during each respective period. The amount of the decrease recorded for the three months ended August 31, 2010, was less than the amount recorded for the three months ended August 31, 2009.

11. DEFINED BENEFIT PENSION PLANS:
     Net periodic benefit cost reported in the Consolidated Statements of Operations for the Company’s defined benefit pension plans includes the following components:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2010	2009	2010	2009
Service cost	$2.2	$1.1	$1.1	$0.6
Interest cost	11.7	10.7	5.9	5.6
Expected return on plan assets	(12.6)	(12.5)	(6.4)	(6.6)
Amortization of prior service cost	0.1	—	0.1	—
Recognized net actuarial loss	4.8	2.2	2.4	1.2
Recognized net loss due to settlement	—	1.1	—	1.1

Net periodic benefit cost	$6.2	$2.6	$3.1	$1.9

     Contributions of $5.4 million have been made by the Company to fund its defined benefit pension plans for the six months ended August 31, 2010. The Company presently anticipates contributing an additional $5.2 million to fund its defined benefit pension plans during the year ending February 28, 2011, resulting in total employer contributions of $10.6 million for the year ending February 28, 2011.
12. STOCKHOLDERS’ EQUITY:
     In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. Pursuant to this authorization, the Company repurchased $300.0 million of its shares of Class A Common Stock through a collared accelerated stock buyback (“ASB”) transaction which was announced in April 2010. During the first quarter of fiscal 2011, the Company received 13,801,480 shares of Class A Common Stock, representing the minimum number of shares that will be received under the ASB transaction. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. The repurchased shares that have been received have become treasury shares. The final number of shares to which the Company is entitled under the ASB transaction will generally be based on the average of the daily volume weighted average prices of the Company’s Class A Common Stock over a calculation period (scheduled to end on November 24, 2010, subject to being shortened by the counterparty to the ASB transaction), but no less than 13,801,480 shares or more than 18,401,973 shares subject to certain terms of the ASB transaction. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. The Company may be entitled to receive up to 4,600,493 additional shares pursuant to the ASB transaction following the end of the calculation period.

13. EARNINGS PER COMMON SHARE:
     The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Earnings per common share — basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share - diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share — diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share — diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share — diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the six months ended August 31, 2010, and August 31, 2009, earnings per common share — diluted for Class A Common Stock has been calculated using the if-converted method. For the six months ended August 31, 2010, and August 31, 2009, earnings per common share — diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method. For the three months ended August 31, 2010, and August 31, 2009, earnings per common share — diluted for Class A Common Stock has been calculated using the if-converted method. For the three months ended August 31, 2010, and August 31, 2009, earnings per common share — diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
     The computation of basic and diluted earnings per common share is as follows:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions, except per share data)	2010	2009	2010	2009
Income available to common stockholders	$140.4	$106.2	$91.3	$99.7

Weighted average common shares outstanding — basic:
Class A Common Stock	189.084	195.571	185.455	195.910

Class B Convertible Common Stock	23.719	23.740	23.712	23.736

Weighted average common shares outstanding — diluted:
Class A Common Stock	189.084	195.571	185.455	195.910
Class B Convertible Common Stock	23.719	23.740	23.712	23.736
Stock-based awards, primarily stock options	2.333	0.963	1.982	1.068

Weighted average common shares outstanding — diluted	215.136	220.274	211.149	220.714

Earnings per common share — basic:
Class A Common Stock	$0.67	$0.49	$0.44	$0.46

Class B Convertible Common Stock	$0.61	$0.44	$0.40	$0.42

Earnings per common share — diluted:
Class A Common Stock	$0.65	$0.48	$0.43	$0.45

Class B Convertible Common Stock	$0.60	$0.44	$0.40	$0.41

     For the six months ended August 31, 2010, and August 31, 2009, stock-based awards, primarily stock options, which could result in the issuance of 23.5 million and 32.8 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended August 31, 2010, and August 31, 2009, stock-based awards, primarily stock options, which could result in the issuance of 25.3 million and 32.5 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.
14. COMPREHENSIVE INCOME:
     Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized (losses) gains on derivative instruments and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax	Tax Benefit	Net of Tax
(in millions)	Amount	(Expense)	Amount
For the Six Months Ended August 31, 2010
Net income			$140.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(14.3)	$(1.6)	(15.9)
Unrealized loss on cash flow hedges:
Net derivative losses	(19.1)	5.1	(14.0)
Reclassification adjustments	(13.3)	3.4	(9.9)

Net loss recognized in other comprehensive income	(32.4)	8.5	(23.9)
Pension/postretirement:
Net losses arising during the period	(0.7)	0.4	(0.3)
Reclassification adjustments	4.9	(1.4)	3.5

Net gain recognized in other comprehensive income	4.2	(1.0)	3.2

Other comprehensive loss	$(42.5)	$5.9	(36.6)

Total comprehensive income			$103.8

For the Six Months Ended August 31, 2009
Net income			$106.2
Other comprehensive income (loss):
Foreign currency translation adjustments	$429.4	$(3.8)	425.6
Unrealized gain on cash flow hedges:
Net derivative gains	74.4	(24.9)	49.5
Reclassification adjustments	(13.9)	6.7	(7.2)

Net gain recognized in other comprehensive income	60.5	(18.2)	42.3
Pension/postretirement:
Net losses arising during the period	(10.7)	2.9	(7.8)
Reclassification adjustments	2.2	(0.5)	1.7

Net loss recognized in other comprehensive income	(8.5)	2.4	(6.1)

Other comprehensive income	$481.4	$(19.6)	461.8

Total comprehensive income			$568.0

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
For the Three Months Ended August 31, 2010
Net income			$91.3
Other comprehensive income (loss):
Foreign currency translation adjustments	$36.8	$2.5	39.3
Unrealized loss on cash flow hedges:
Net derivative losses	(14.1)	4.5	(9.6)
Reclassification adjustments	(5.3)	1.5	(3.8)

Net loss recognized in other comprehensive income	(19.4)	6.0	(13.4)
Pension/postretirement:
Net losses arising during the period	(6.7)	2.1	(4.6)
Reclassification adjustments	2.5	(0.7)	1.8

Net loss recognized in other comprehensive income	(4.2)	1.4	(2.8)

Other comprehensive income	$13.2	$9.9	23.1

Total comprehensive income			$114.4

For the Three Months Ended August 31, 2009
Net income			$99.7
Other comprehensive income (loss):
Foreign currency translation adjustments	$59.9	$0.9	60.8
Unrealized gain on cash flow hedges:
Net derivative gains	9.3	(8.4)	0.9
Reclassification adjustments	6.5	(1.3)	5.2

Net gain recognized in other comprehensive income	15.8	(9.7)	6.1
Pension/postretirement:
Net losses arising during the period	(0.5)	—	(0.5)
Reclassification adjustments	2.2	(0.6)	1.6

Net gain recognized in other comprehensive income	1.7	(0.6)	1.1

Other comprehensive income	$77.4	$(9.4)	68.0

Total comprehensive income			$167.7

     Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	Gains		Other
	Translation	(Losses) on	Pension/	Comprehensive
(in millions)	Adjustments	Derivatives	Postretirement	Income
Balance, February 28, 2010	$672.9	$19.6	$(105.3)	$587.2
Current period change	(15.9)	(23.9)	3.2	(36.6)

Balance, August 31, 2010	$657.0	$(4.3)	$(102.1)	$550.6

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

     Fiscal 2008 Plan —
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
     Australian Initiative —
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
     The Australian Initiative includes the planned sale of three wineries and more than 20 vineyard properties, a streamlining of the Company’s wine product portfolio and production footprint, the buy-out and/or renegotiation of certain grape supply and other contracts, equipment relocations and costs for employee terminations. In connection with the Australian Initiative, the Company recorded restructuring charges on its Consolidated Statements of Operations for the years ended February 28, 2010, and February 28, 2009, of $13.4 million and $46.5 million, respectively, which represented noncash charges related to the write-down of property, plant and equipment, net, held for sale. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the six months and three months ended August 31, 2010, is $5.8 million of noncash charges related to the write-down of property, plant and equipment, net, held for sale (which are excluded from the restructuring liability rollforward table below). As of August 31, 2010, the Company’s CWAE segment had $23.0 million of Australian assets held for sale which are included in property, plant and equipment, net on the Company’s Consolidated Balance Sheets. The Company expects all costs associated with the Australian Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the related cash expenditures to be substantially completed by February 28, 2011, as well.
     Fiscal 2010 Global Initiative —
     In April 2009, the Company announced its plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). The Global Initiative includes an approximately five percent reduction in the Company’s global workforce and the closing of certain office, production and warehouse facilities. In addition, the Global Initiative includes the termination of certain contracts, and a streamlining of the Company’s production footprint and sales and administrative organizations. Lastly, the Global Initiative includes other non-material restructuring activities primarily in connection with the consolidation of the Company’s remaining spirits business into its North American wine business following the March 2009 divestiture of its value spirits business. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. The Company expects substantially all costs associated with the Global Initiative to be recognized in its Consolidated Statements of Operations by February 29, 2012, with the related cash expenditures to be substantially completed by February 28, 2013.

     Restructuring charges consist of employee termination benefit costs, contract termination costs and other associated costs. Employee termination benefit costs are accounted for under the FASB guidance for compensation — nonretirement postemployment benefits, as the Company has had several restructuring programs which have provided employee termination benefits in the past. The Company includes employee severance, related payroll benefit costs (such as costs to provide continuing health insurance) and outplacement services as employee termination benefit costs. Contract termination costs, and other associated costs including, but not limited to, facility consolidation and relocation costs, are accounted for under the FASB guidance for exit or disposal cost obligations. Contract termination costs are costs to terminate a contract that is not a capital lease, including costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. The Company includes costs to terminate certain operating leases for buildings, computer and IT equipment, and costs to terminate contracts, including distributor contracts and contracts for long-term purchase commitments, as contract termination costs. Other associated costs include, but are not limited to, costs to consolidate or close facilities and relocate employees. The Company includes employee relocation costs and equipment relocation costs as other associated costs.
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

			Fiscal
	Global	Australian	2008	Other
(in millions)	Initiative	Initiative	Plan	Plans	Total
Restructuring liability, February 28, 2010	$8.9	$—	$4.0	$1.8	$14.7

Restructuring charges:
Employee termination benefit costs	4.2	—	—	—	4.2
Contract termination costs	—	—	—	0.1	0.1
Facility consolidation/relocation costs	0.6	—	—	—	0.6

Restructuring charges, May 31, 2010	4.8	—	—	0.1	4.9

Employee termination benefit costs	6.4	0.5	—	—	6.9
Contract termination costs	0.5	—	—	—	0.5
Facility consolidation/relocation costs	0.5	—	—	—	0.5

Restructuring charges, August 31, 2010	7.4	0.5	—	—	7.9

Total restructuring charges	12.2	0.5	—	0.1	12.8

Cash expenditures	(7.4)	—	(1.1)	(1.0)	(9.5)

Foreign currency translation adjustments	—	—	0.1	—	0.1

Restructuring liability, August 31, 2010	$13.7	$0.5	$3.0	$0.9	$18.1

     In connection with the Company’s BWE acquisition, Vincor acquisition and Robert Mondavi acquisition, the Company accrued $24.7 million, $37.7 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of August 31, 2010, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $2.9 million, $0.3 million and $0.6 million, respectively. As of February 28, 2010, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $3.9 million, $0.3 million and $1.2 million, respectively.

     For the six months and three months ended August 31, 2010, employee termination benefit costs include a reversal of prior accruals of $0.4 million and $0.3 million, respectively, associated with the Global Initiative. For the six months ended August 31, 2009, employee termination benefit costs include a reversal of prior accruals of $1.0 million associated with the Fiscal 2008 Plan and other immaterial restructuring activities.
     The following table presents a summary of restructuring charges and other costs incurred in connection with the Company’s restructuring activities, including a summary of amounts incurred by each of the Company’s reportable segments:

	Global	Australian	Fiscal 2008	Other
(in millions)	Initiative	Initiative	Plan	Plans	Total
For the Six Months Ended August 31, 2010
Restructuring charges	$12.2	$6.3	$—	$0.1	$18.6
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	1.1	—	—	—	1.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	2.7	—	0.2	—	2.9

Total other costs	3.8	—	0.2	—	4.0

Total costs	$16.0	$6.3	$0.2	$0.1	$22.6

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$1.7	$—	$—	$0.1	$1.8
Other costs	3.4	—	0.2	—	3.6

Total CWNA	$5.1	$—	$0.2	$0.1	$5.4

CWAE
Restructuring charges	$10.5	$6.3	$—	$—	$16.8
Other costs	0.3	—	—	—	0.3

Total CWAE	$10.8	$6.3	$—	$—	$17.1

Corporate Operations and Other
Restructuring charges	$—	$—	$—	$—	$—
Other costs	0.1	—	—	—	0.1

Total Corporate Operations and Other	$0.1	$—	$—	$—	$0.1

For the Six Months Ended August 31, 2009
Restructuring charges	$21.0	$1.4	$(0.1)	$(0.2)	$22.1
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	7.3	1.7	—	8.8	17.8
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	21.7	1.7	0.2	0.6	24.2

Total other costs	29.0	3.4	0.2	9.4	42.0

Total costs	$50.0	$4.8	$0.1	$9.2	$64.1

	Global	Australian	Fiscal 2008	Other
(in millions)	Initiative	Initiative	Plan	Plans	Total
Total Costs by Reportable Segment:
CWNA
Restructuring charges	$10.9	$—	$(0.3)	$(0.2)	$10.4
Other costs	24.1	—	0.2	0.4	24.7

Total CWNA	$35.0	$—	$(0.1)	$0.2	$35.1

CWAE
Restructuring charges	$8.2	$1.4	$0.2	$—	$9.8
Other costs	1.7	3.4	—	9.0	14.1

Total CWAE	$9.9	$4.8	$0.2	$9.0	$23.9

Corporate Operations and Other
Restructuring charges	$1.9	$—	$—	$—	$1.9
Other costs	3.2	—	—	—	3.2

Total Corporate Operations and Other	$5.1	$—	$—	$—	$5.1

For the Three Months Ended August 31, 2010
Restructuring charges	$7.4	$6.3	$—	$—	$13.7
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	0.1	—	—	—	0.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	1.8	—	0.1	1.0	2.9

Total other costs	1.9	—	0.1	1.0	3.0

Total costs	$9.3	$6.3	$0.1	$1.0	$16.7

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$1.0	$—	$—	$—	$1.0
Other costs	1.7	—	0.1	—	1.8

Total CWNA	$2.7	$—	$0.1	$—	$2.8

CWAE
Restructuring charges	$6.4	$6.3	$—	$—	$12.7
Other costs	0.1	—	—	1.0	1.1

Total CWAE	$6.5	$6.3	$—	$1.0	$13.8

Corporate Operations and Other
Restructuring charges	$—	$—	$—	$—	$—
Other costs	0.1	—	—	—	0.1

Total Corporate Operations and Other	$0.1	$—	$—	$—	$0.1

For the Three Months Ended August 31, 2009
Restructuring charges	$3.1	$(0.1)	$0.2	$—	$3.2
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	7.2	0.5	—	5.3	13.0
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	8.5	1.2	—	0.5	10.2

Total other costs	15.7	1.7	—	5.8	23.2

Total costs	$18.8	$1.6	$0.2	$5.8	$26.4

	Global	Australian	Fiscal 2008	Other
(in millions)	Initiative	Initiative	Plan	Plans	Total
Total Costs by Reportable Segment:
CWNA
Restructuring charges	$0.8	$—	$—	$—	$0.8
Other costs	13.9	—	—	—	13.9

Total CWNA	$14.7	$—	$—	$—	$14.7

CWAE
Restructuring charges	$2.3	$(0.1)	$0.2	$—	$2.4
Other costs	1.2	1.7	—	5.8	8.7

Total CWAE	$3.5	$1.6	$0.2	$5.8	$11.1

Corporate Operations and Other
Restructuring charges	$—	$—	$—	$—	$—
Other costs	0.6	—	—	—	0.6

Total Corporate Operations and Other	$0.6	$—	$—	$—	$0.6

     A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

			Fiscal
	Global	Australian	2008	Other
(in millions)	Initiative	Initiative	Plan	Plans
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$35.0	$10.0	$8.7	$42.0
Contract termination costs	4.2	3.5	1.5	25.2
Facility consolidation/relocation costs	2.2	1.1	1.0	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	—	65.7	—	—

Total restructuring charges	41.4	80.3	11.2	68.9

Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	12.6	59.2	17.9	46.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	37.6	6.9	16.1	97.6
Asset impairment (impairment of goodwill and intangible assets)	—	21.8	7.4	0.4

Total other costs	50.2	87.9	41.4	144.1

Total costs incurred to date	$91.6	$168.2	$52.6	$213.0

Total Costs Incurred to Date by Reportable Segment:
CWNA
Restructuring charges	$17.8	$—	$7.1	$24.2
Other costs	39.1	—	34.2	68.2

Total CWNA	$56.9	$—	$41.3	$92.4

			Fiscal
	Global	Australian	2008	Other
(in millions)	Initiative	Initiative	Plan	Plans
CWAE
Restructuring charges	$20.6	$80.3	$4.1	$42.8
Other costs	6.1	87.9	7.0	73.0

Total CWAE	$26.7	$168.2	$11.1	$115.8

Corporate Operations and Other
Restructuring charges	$3.0	$—	$—	$1.9
Other costs	5.0	—	0.2	2.9

Total Corporate Operations and Other	$8.0	$—	$0.2	$4.8

Total expected costs
Restructuring charges:
Employee termination benefit costs	$38.8	$10.0	$8.7	$42.0
Contract termination costs	12.4	3.5	1.5	25.2
Facility consolidation/relocation costs	4.3	1.4	2.8	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	—	65.7	—	—

Total restructuring charges	55.5	80.6	13.0	68.9
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	12.7	59.2	17.9	46.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	42.1	7.0	16.5	97.6
Asset impairment (impairment of goodwill and intangible assets)	—	21.8	7.4	0.4

Total other costs	54.8	88.0	41.8	144.1

Total expected costs	$110.3	$168.6	$54.8	$213.0

Total Expected Costs by Reportable Segment:
CWNA
Restructuring charges	$24.5	$—	$7.1	$24.2
Other costs	41.0	—	34.5	68.2

Total CWNA	$65.5	$—	$41.6	$92.4

CWAE
Restructuring charges	$28.0	$80.6	$5.9	$42.8
Other costs	8.8	88.0	7.1	73.0

Total CWAE	$36.8	$168.6	$13.0	$115.8

Corporate Operations and Other
Restructuring charges	$3.0	$—	$—	$1.9
Other costs	5.0	—	0.2	2.9

Total Corporate Operations and Other	$8.0	$—	$0.2	$4.8

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
     The following information sets forth the condensed consolidating balance sheets as of August 31, 2010, and February 28, 2010, the condensed consolidating statements of operations for the six months and three months ended August 31, 2010, and August 31, 2009, and the condensed consolidating statements of cash flows for the six months ended August 31, 2010, and August 31, 2009, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Balance Sheet at August 31, 2010
Current assets:
Cash and cash investments	$0.2	$1.2	$12.5	$—	$13.9
Accounts receivable, net	382.8	27.3	310.6	—	720.7
Inventories	119.2	894.7	719.0	(10.5)	1,722.4
Prepaid expenses and other	14.5	56.6	30.3	1.6	103.0
Intercompany (payable) receivable	(485.2)	264.5	220.7	—	—

Total current assets	31.5	1,244.3	1,293.1	(8.9)	2,560.0
Property, plant and equipment, net	93.1	768.7	667.2	—	1,529.0
Investments in subsidiaries	6,344.2	127.8	—	(6,472.0)	—
Goodwill	—	1,985.9	580.2	—	2,566.1
Intangible assets, net	—	680.9	239.2	—	920.1
Other assets, net	39.3	203.0	73.3	(13.7)	301.9

Total assets	$6,508.1	$5,010.6	$2,853.0	$(6,494.6)	$7,877.1

Current liabilities:
Notes payable to banks	$277.0	$—	$70.0	$—	$347.0
Current maturities of long-term debt	306.8	1.3	0.6	—	308.7
Accounts payable	9.7	114.2	129.6	—	253.5
Accrued excise taxes	18.5	0.7	38.5	—	57.7
Other accrued expenses and liabilities	226.7	79.7	178.2	(1.8)	482.8

Total current liabilities	838.7	195.9	416.9	(1.8)	1,449.7
Long-term debt, less current maturities	3,119.3	7.8	0.6	—	3,127.7
Deferred income taxes	—	487.2	70.5	(13.7)	544.0
Other liabilities	120.2	64.2	141.4	—	325.8

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Stockholders’ equity:
Preferred stock	—	9.0	1,460.5	(1,469.5)	—
Class A and Class B Convertible Common Stock	2.6	100.7	184.0	(284.7)	2.6
Additional paid-in capital	1,538.4	1,323.6	1,269.0	(2,592.6)	1,538.4
Retained earnings (deficit)	1,243.2	2,805.0	(1,297.5)	(1,507.5)	1,243.2
Accumulated other comprehensive income	550.6	17.2	607.6	(624.8)	550.6
Treasury stock	(904.9)	—	—	—	(904.9)

Total stockholders’ equity	2,429.9	4,255.5	2,223.6	(6,479.1)	2,429.9

Total liabilities and stockholders’ equity	$6,508.1	$5,010.6	$2,853.0	$(6,494.6)	$7,877.1

Condensed Consolidating Balance Sheet at February 28, 2010
Current assets:
Cash and cash investments	$0.3	$3.3	$39.9	$—	$43.5
Accounts receivable, net	219.5	22.6	272.6	—	514.7
Inventories	119.8	1,017.5	754.0	(11.4)	1,879.9
Prepaid expenses and other	18.5	65.2	38.0	29.3	151.0
Intercompany (payable) receivable	(68.6)	(132.1)	200.7	—	—

Total current assets	289.5	976.5	1,305.2	17.9	2,589.1
Property, plant and equipment, net	71.8	784.4	711.0	—	1,567.2
Investments in subsidiaries	6,191.0	130.8	—	(6,321.8)	—
Goodwill	—	1,985.9	584.7	—	2,570.6
Intangible assets, net	—	682.8	242.2	—	925.0
Other assets, net	104.7	236.3	108.2	(6.8)	442.4

Total assets	$6,657.0	$4,796.7	$2,951.3	$(6,310.7)	$8,094.3

Current liabilities:
Notes payable to banks	$289.3	$—	$81.9	$—	$371.2
Current maturities of long-term debt	172.7	1.3	13.2	—	187.2
Accounts payable	14.5	104.6	149.7	—	268.8
Accrued excise taxes	8.3	—	35.5	—	43.8
Other accrued expenses and liabilities	190.2	85.3	201.0	25.1	501.6

Total current liabilities	675.0	191.2	481.3	25.1	1,372.6
Long-term debt, less current maturities	3,270.9	5.6	0.6	—	3,277.1
Deferred income taxes	—	475.5	67.5	(6.8)	536.2
Other liabilities	134.8	47.7	149.6	—	332.1
Stockholders’ equity:
Preferred stock	—	9.0	1,430.9	(1,439.9)	—
Class A and Class B Convertible Common Stock	2.6	100.7	184.0	(284.7)	2.6
Additional paid-in capital	1,493.2	1,323.6	1,269.0	(2,592.6)	1,493.2
Retained earnings (deficit)	1,102.8	2,611.0	(1,260.8)	(1,350.2)	1,102.8
Accumulated other comprehensive income	587.2	32.4	629.2	(661.6)	587.2
Treasury stock	(609.5)	—	—	—	(609.5)

Total stockholders’ equity	2,576.3	4,076.7	2,252.3	(6,329.0)	2,576.3

Total liabilities and stockholders’ equity	$6,657.0	$4,796.7	$2,951.3	$(6,310.7)	$8,094.3

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations for the Six Months Ended August 31, 2010
Sales	$335.4	$929.1	$973.4	$(204.8)	$2,033.1
Less — excise taxes	(56.6)	(53.8)	(272.4)	—	(382.8)

Net sales	278.8	875.3	701.0	(204.8)	1,650.3
Cost of product sold	(135.8)	(554.9)	(532.8)	157.4	(1,066.1)

Gross profit	143.0	320.4	168.2	(47.4)	584.2
Selling, general and administrative expenses	(146.6)	(120.2)	(118.6)	49.3	(336.1)
Restructuring charges	—	(1.8)	(16.8)	—	(18.6)

Operating (loss) income	(3.6)	198.4	32.8	1.9	229.5
Equity in earnings of equity method investees and subsidiaries	203.0	116.8	1.6	(200.5)	120.9
Interest (expense) income, net	(107.0)	6.8	1.4	—	(98.8)

Income before income taxes	92.4	322.0	35.8	(198.6)	251.6
Benefit from (provision for) income taxes	48.0	(128.4)	(29.4)	(1.4)	(111.2)

Net income	$140.4	$193.6	$6.4	$(200.0)	$140.4

Condensed Consolidating Statement of Operations for the Six Months Ended August 31, 2009
Sales	$285.8	$940.4	$1,020.6	$(152.3)	$2,094.5
Less — excise taxes	(74.2)	(57.1)	(294.8)	—	(426.1)

Net sales	211.6	883.3	725.8	(152.3)	1,668.4
Cost of product sold	(101.8)	(524.4)	(563.6)	99.7	(1,090.1)

Gross profit	109.8	358.9	162.2	(52.6)	578.3
Selling, general and administrative expenses	(118.4)	(139.4)	(125.1)	51.5	(331.4)
Restructuring charges	0.4	(11.3)	(11.2)	—	(22.1)

Operating (loss) income	(8.2)	208.2	25.9	(1.1)	224.8
Equity in earnings of equity method investees and subsidiaries	203.8	138.4	1.9	(208.1)	136.0
Interest expense, net	(111.8)	(21.6)	(3.1)	—	(136.5)

Income before income taxes	83.8	325.0	24.7	(209.2)	224.3
Benefit from (provision for) income taxes	22.4	(161.5)	20.1	0.9	(118.1)

Net income	$106.2	$163.5	$44.8	$(208.3)	$106.2

Condensed Consolidating Statement of Operations for the Three Months Ended August 31, 2010
Sales	$167.1	$497.2	$499.5	$(106.9)	$1,056.9
Less — excise taxes	(27.8)	(29.6)	(136.7)	—	(194.1)

Net sales	139.3	467.6	362.8	(106.9)	862.8
Cost of product sold	(68.3)	(288.7)	(275.3)	83.7	(548.6)

Gross profit	71.0	178.9	87.5	(23.2)	314.2
Selling, general and administrative expenses	(73.2)	(62.1)	(56.6)	24.6	(167.3)
Restructuring charges	—	(1.3)	(12.4)	—	(13.7)

Operating (loss) income	(2.2)	115.5	18.5	1.4	133.2
Equity in earnings of equity method investees and subsidiaries	116.0	67.2	1.0	(117.8)	66.4
Interest (expense) income, net	(55.6)	4.7	0.6	—	(50.3)

Income before income taxes	58.2	187.4	20.1	(116.4)	149.3
Benefit from (provision for) income taxes	33.1	(73.5)	(16.3)	(1.3)	(58.0)

Net income	$91.3	$113.9	$3.8	$(117.7)	$91.3

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations for the Three Months Ended August 31, 2009
Sales	$102.3	$504.5	$536.4	$(52.5)	$1,090.7
Less — excise taxes	(27.7)	(33.7)	(152.5)	—	(213.9)

Net sales	74.6	470.8	383.9	(52.5)	876.8
Cost of product sold	(23.7)	(275.8)	(294.1)	26.4	(567.2)

Gross profit	50.9	195.0	89.8	(26.1)	309.6
Selling, general and administrative expenses	(56.8)	(66.4)	(70.4)	27.3	(166.3)
Restructuring charges	—	(0.7)	(2.5)	—	(3.2)

Operating (loss) income	(5.9)	127.9	16.9	1.2	140.1
Equity in earnings of equity method investees and subsidiaries	127.9	73.0	1.9	(129.6)	73.2
Interest expense, net	(51.6)	(14.7)	(1.8)	—	(68.1)

Income before income taxes	70.4	186.2	17.0	(128.4)	145.2
Benefit from (provision for) income taxes	29.3	(84.6)	9.4	0.4	(45.5)

Net income	$99.7	$101.6	$26.4	$(128.0)	$99.7

Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2010
Net cash (used in) provided by operating activities	$(170.9)	$396.7	$79.9	$—	$305.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(23.2)	(13.4)	(6.6)	—	(43.2)
Investment in equity method investee	—	(0.1)	(29.6)	—	(29.7)
(Repayments related to) proceeds from sale of business	—	—	(1.6)	—	(1.6)
Proceeds from note receivable	60.0	—	—	—	60.0
Proceeds from sales of assets	—	0.5	2.6	—	3.1
Other investing activities	—	—	0.5	—	0.5

Net cash provided by (used in) investing activities	36.8	(13.0)	(34.7)	—	(10.9)

Cash flows from financing activities:
Intercompany financings, net	444.6	(385.2)	(59.4)	—	—
Purchases of treasury stock	(300.0)	—	—	—	(300.0)
Principal payments of long-term debt	(22.9)	(0.6)	(1.0)	—	(24.5)
Net repayment of notes payable	(12.3)	—	(11.8)	—	(24.1)
Payment of financing costs of long-term debt	(0.2)	—	—	—	(0.2)
Exercise of employee stock options	18.0	—	—	—	18.0
Excess tax benefits from share-based payment awards	4.7	—	—	—	4.7
Proceeds from employee stock purchases	2.1	—	—	—	2.1

Net cash provided by (used in) financing activities	134.0	(385.8)	(72.2)	—	(324.0)

Effect of exchange rate changes on cash and cash investments	—	—	(0.4)	—	(0.4)

	Parent	Subsidiary	Subsidiary
(in millions)	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
Net (decrease) increase in cash and cash investments	(0.1)	(2.1)	(27.4)	—	(29.6)
Cash and cash investments, beginning of period	0.3	3.3	39.9	—	43.5

Cash and cash investments, end of period	$0.2	$1.2	$12.5	$—	$13.9

Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2009
Net cash (used in) provided by operating activities	$(198.5)	$247.4	$48.5	$—	$97.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.8)	(41.7)	(20.6)	—	(65.1)
Investment in equity method investee	—	(0.5)	—	—	(0.5)
Proceeds from sale of business	—	262.1	14.3	—	276.4
Proceeds from sales of assets	—	0.1	14.4	—	14.5
Other investing activities	1.0	—	0.2	—	1.2

Net cash (used in) provided by investing activities	(1.8)	220.0	8.3	—	226.5

Cash flows from financing activities:
Intercompany financings, net	420.5	(464.9)	44.4	—	—
Principal payments of long-term debt	(261.3)	(2.1)	(8.0)	—	(271.4)
Net proceeds from (repayment of) notes payable	26.0	—	(86.2)	—	(60.2)
Exercise of employee stock options	9.0	—	—	—	9.0
Excess tax benefits from share-based payment awards	2.2	—	—	—	2.2
Proceeds from employee stock purchases	2.3	—	—	—	2.3

Net cash provided by (used in) financing activities	198.7	(467.0)	(49.8)	—	(318.1)

Effect of exchange rate changes on cash and cash investments	—	—	0.8	—	0.8

Net (decrease) increase in cash and cash investments	(1.6)	0.4	7.8	—	6.6
Cash and cash investments, beginning of period	2.3	3.7	7.1	—	13.1

Cash and cash investments, end of period	$0.7	$4.1	$14.9	$—	$19.7

17. BUSINESS SEGMENT INFORMATION:
     Prior to May 1, 2010, the Company’s internal management financial reporting consisted of two business divisions, Constellation Wines and Crown Imports. In connection with the Company’s recent changes within its internal management structure for its U.K. and Australia businesses, and the Company’s revised business strategy within these markets, the Company changed its internal management financial reporting on May 1, 2010, to consist of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand and Crown Imports. However, due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company has aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, beginning May 1, 2010, the Company began reporting its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.
     The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. The financial information for the six months and three months ended August 31, 2009, has been restated to conform to the new segment presentation.
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

     For the six months and three months ended August 31, 2010, and August 31, 2009, restructuring charges and unusual items included in operating income consist of:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2010	2009	2010	2009
Cost of Product Sold
Accelerated depreciation	$1.1	$14.0	$0.1	$11.1
Flow through of inventory step-up	1.6	5.2	0.6	2.5
Inventory write-downs	—	1.0	—	0.6
Other	—	2.8	—	1.3

Cost of Product Sold	2.7	23.0	0.7	15.5

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	(1.0)	—	—	—
Acquisition-related integration costs	0.2	0.1	0.1	—
Net gain on March 2009 sale of value spirits business	—	(0.2)	—	—
Other costs	3.7	24.1	2.8	10.2

Selling, General and Administrative Expenses	2.9	24.0	2.9	10.2

Restructuring Charges	18.6	22.1	13.7	3.2

Restructuring Charges and Unusual Items	$24.2	$69.1	$17.3	$28.9

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
     Segment information is as follows:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2010	2009	2010	2009
CWNA:
Net sales:
Wine	$1,132.3	$1,094.4	$600.6	$570.2
Spirits	113.2	124.8	55.0	64.7

Net sales	$1,245.5	$1,219.2	$655.6	$634.9
Segment operating income	$313.7	$331.3	$181.2	$183.8
Equity in losses of equity method investees	$(0.2)	$(1.3)	$(0.3)	$(0.1)
Long-lived tangible assets	$1,078.0	$1,117.6	$1,078.0	$1,117.6
Investment in equity method investees	$74.2	$95.2	$74.2	$95.2
Total assets	$6,446.3	$6,571.9	$6,446.3	$6,571.9
Capital expenditures	$22.6	$32.7	$8.8	$14.9
Depreciation and amortization	$44.4	$53.2	$21.6	$30.0

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
(in millions)	2010	2009	2010	2009
CWAE:
Net sales:
Wine	$404.8	$449.2	$207.2	$241.9

Net sales	$404.8	$449.2	$207.2	$241.9
Segment operating (loss) income	$(6.0)	$4.2	$(3.2)	$4.1
Equity in earnings of equity method investees	$2.1	$2.2	$1.5	$1.1
Long-lived tangible assets	$347.6	$445.3	$347.6	$445.3
Investment in equity method investees	$37.6	$36.7	$37.6	$36.7
Total assets	$1,153.4	$1,536.9	$1,153.4	$1,536.9
Capital expenditures	$2.1	$11.6	$0.7	$1.1
Depreciation and amortization	$15.3	$23.4	$7.5	$12.7

Corporate Operations and Other:
Net sales	$—	$—	$—	$—
Segment operating loss	$(54.0)	$(41.6)	$(27.5)	$(18.9)
Long-lived tangible assets	$103.4	$59.6	$103.4	$59.6
Total assets	$146.6	$176.8	$146.6	$176.8
Capital expenditures	$18.5	$20.8	$8.1	$2.0
Depreciation and amortization	$8.6	$6.5	$4.6	$3.2

Crown Imports:
Net sales	$1,300.9	$1,335.5	$679.4	$696.4
Segment operating income	$240.1	$270.7	$131.2	$144.7
Long-lived tangible assets	$4.5	$5.7	$4.5	$5.7
Total assets	$378.7	$387.6	$378.7	$387.6
Capital expenditures	$0.4	$0.8	$0.2	$0.3
Depreciation and amortization	$0.9	$0.5	$0.4	$0.2

Restructuring Charges and Unusual Items:
Operating loss	$(24.2)	$(69.1)	$(17.3)	$(28.9)
Equity in losses of equity method investees	$(0.6)	$—	$(0.1)	$—

Consolidation and Eliminations:
Net sales	$(1,300.9)	$(1,335.5)	$(679.4)	$(696.4)
Operating income	$(240.1)	$(270.7)	$(131.2)	$(144.7)
Equity in earnings of Crown Imports	$119.6	$135.1	$65.3	$72.2
Long-lived tangible assets	$(4.5)	$(5.7)	$(4.5)	$(5.7)
Investment in equity method investees	$130.8	$148.3	$130.8	$148.3
Total assets	$(247.9)	$(239.3)	$(247.9)	$(239.3)
Capital expenditures	$(0.4)	$(0.8)	$(0.2)	$(0.3)
Depreciation and amortization	$(0.9)	$(0.5)	$(0.4)	$(0.2)

Consolidated:
Net sales	$1,650.3	$1,668.4	$862.8	$876.8
Operating income	$229.5	$224.8	$133.2	$140.1
Equity in earnings of equity method investees	$120.9	$136.0	$66.4	$73.2
Long-lived tangible assets	$1,529.0	$1,622.5	$1,529.0	$1,622.5
Investment in equity method investees	$242.6	$280.2	$242.6	$280.2
Total assets	$7,877.1	$8,433.9	$7,877.1	$8,433.9
Capital expenditures	$43.2	$65.1	$17.6	$18.0
Depreciation and amortization	$68.3	$83.1	$33.7	$45.9

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
     In connection with the Company’s recent changes within its internal management structure for its U.K. and Australia businesses, and the Company’s revised business strategy within these markets, the Company changed its internal management financial reporting on May 1, 2010, to consist of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand and Crown Imports. However, due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company has aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, beginning May 1, 2010, the Company began reporting its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). Prior to the changes noted above, the Company’s internal management financial reporting consisted of two business divisions, Constellation Wines and Crown Imports. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.
     The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. The financial information for Second Quarter 2010 and Six Months 2010 (each as defined below) has been restated to conform to the new segment presentation.
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

     The Company’s business strategy in the CWNA segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits and imported beers. In this segment, the Company intends to continue to focus on growing premium product categories and expects to capitalize on its size and scale in the marketplace to profitably grow the business. During Fiscal 2010 (as defined below), the Company began implementation of a strategic project to consolidate its U.S. distributor network in key markets and create a new go-to-market strategy designed to focus the full power of its U.S. wine and spirits portfolio in order to improve alignment of dedicated, selling resources which is expected to drive organic growth. The Company believes that this is the right strategy to take in order to position the Company for future growth in a consolidating market. Recent U.S. market trends and sales from wholesalers to retailers indicate that the Company’s branded wine products have benefited from this new go-to-market strategy in Six Months 2011 (as defined below).
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

     Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed at least annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The continuing surplus of Australian wine has made and continues to make low cost bulk wine available to these U.K. retailers which has allowed certain of these large retailers to create and build private label brands in the Australian wine category. Periodically, the Company has implemented price increases in the U.K. and Australia in an effort to cover certain cost increases, including the U.K. duty increases, and to improve profitability; however, the concentrated retail environment, competition from private label causing deterioration of retail pricing, foreign exchange volatility and a challenging economic environment have all contributed to declining gross margins for the Company’s U.K. and Australian businesses in recent periods. As discussed previously, the Company’s strategy in the CWAE segment was revised to address some of these long-term challenges, including tightening of the portfolio focus, increasing efficiencies, reducing costs and improving cash generation.
     In Australia, the calendar 2010 grape harvest came in lower than the calendar 2009 grape harvest. Although the calendar 2010 grape harvest came in closer to expected annual demand for Australian wine products, an Australian bulk wine surplus remains due to the oversupply build up from prior years. This surplus and related intense competitive conditions in the U.K. and Australian markets are not expected to subside in the near term. In the U.S., the calendar 2010 grape harvest is expected to be slightly smaller than the calendar 2009 grape harvest. However, the Company continues to expect the overall supply of wine to remain generally in balance with demand within the U.S.
     For the three months ended August 31, 2010 (“Second Quarter 2011”), the Company’s net sales decreased 2% over the three months ended August 31, 2009 (“Second Quarter 2010”), primarily due to the divestiture of the U.K. cider business (see “Divestitures in Fiscal 2010” below). Operating income decreased 5% over the comparable prior year period primarily due to an increase in selling, general and administrative expenses for the CWNA segment and the Corporate Operations and Other segment for Second Quarter 2011 compared to Second Quarter 2010. Net income decreased 8% over the comparable prior year period primarily due to the items discussed above combined with lower interest expense partially offset by an increase in the Company’s provision for income taxes.
     For the six months ended August 31, 2010 (“Six Months 2011”), the Company’s net sales decreased 1% over the six months ended August 31, 2009 (“Six Months 2010”), primarily due to the divestiture of the U.K. cider business, partially offset by a favorable year-over-year foreign currency translation impact. Operating income increased 2% over the comparable prior year period primarily due to a decrease in restructuring charges and unusual items for Six Months 2011 compared to Six Months 2010. Net income increased 32% over the comparable prior year period primarily due to the items discussed above combined with lower interest expense and a reduction in the Company’s provision for income taxes.
     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Second Quarter 2011 compared to Second Quarter 2010 and Six Months 2011 compared to Six Months 2010, and (ii) financial liquidity and capital resources for Six Months 2011. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2011 (“Fiscal 2011”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 (“Fiscal 2010”).

Equity Method Investment in Fiscal 2011
     In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option may be exercised during the period starting from January 1, 2010, and ending on December 31, 2010. In the year ended February 28, 2010, the 9.9% shareholder of Ruffino notified the Company that it was exercising the option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino to 49.9%. The price of the other option, which represents the remaining 50.1% interest in Ruffino, is based upon a formula contained in the joint venture agreement. The formula is subject to a number of variables, including future results of Ruffino. The Company continues to evaluate the impact of the variables in the formula on the cash settlement if the 50.1% shareholder of Ruffino were to exercise the option to put its entire equity interest in Ruffino to the Company. Subject to the mutual agreement and understanding of the respective rights of each of the parties to this put option, the Company currently estimates that the cash settlement for this put option could be as much as €55 million ($70 million). As of August 31, 2010, the Company concluded that it is not probable that there is a likelihood of loss under this contingent obligation. Therefore, no liability has been recorded by the Company related to this contingent obligation and an estimate of any loss is currently not estimable. As of August 31, 2010, the Company’s investment in Ruffino was $4.1 million.
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
     Value Spirits Business
     In March 2009, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million in connection with this divestiture. In the first quarter of fiscal 2011, the Company received full payment of the note receivable. The Company retained certain premium spirits brands, including SVEDKA Vodka, Black Velvet Canadian Whisky and Paul Masson Grande Amber Brandy. This transaction is consistent with the Company’s strategic focus on premium, higher growth and higher margin brands in its portfolio. In connection with the classification of this business as an asset group held for sale as of February 28, 2009, the Company’s CWNA segment recorded a loss of $15.6 million in the fourth quarter of fiscal 2009, primarily related to asset impairments. In the first quarter of fiscal 2010, the Company’s CWNA segment recognized a net gain of $0.2 million, which included a gain on settlement of a postretirement obligation of $1.0 million, partially offset by an additional loss of $0.8 million. This net gain is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

Results of Operations
Second Quarter 2011 Compared to Second Quarter 2010
     Net Sales
     The following table sets forth the net sales (in millions of dollars) by reportable segment of the Company for Second Quarter 2011 and Second Quarter 2010.

	Second	Second
	Quarter	Quarter	% Increase
	2011	2010	(Decrease)
CWNA
Wine	$600.6	$570.2	5%
Spirits	55.0	64.7	(15)%

CWNA net sales	655.6	634.9	3%
CWAE
Wine	207.2	241.9	(14)%

CWAE net sales	207.2	241.9	(14)%
Crown Imports net sales	679.4	696.4	(2)%
Consolidations and eliminations	(679.4)	(696.4)	2%

Consolidated Net Sales	$862.8	$876.8	(2)%

     Net sales for Second Quarter 2011 decreased to $862.8 million from $876.8 million for Second Quarter 2010, a decrease of $14.0 million, or (2%). This decrease resulted primarily from the divestiture of the U.K. cider business of $37.1 million, partially offset by an increase in U.S. branded wine net sales primarily due to favorable product mix shift and volume growth.
     Constellation Wines North America
     Net sales for CWNA increased to $655.6 million for Second Quarter 2011 from $634.9 million for Second Quarter 2010, an increase of $20.7 million, or 3%. Wine net sales increased $30.4 million primarily due to favorable product mix shift and volume growth in the U.S. branded wine portfolio due largely to certain U.S. distributor contractual commitments, and a favorable year-over-year foreign currency translation impact of $7.8 million, partially offset by increased U.S. promotional spend. Spirits net sales decreased $9.7 million primarily due to lower volumes of SVEDKA Vodka as compared to the prior year’s strong volume growth in the second quarter of fiscal 2010 which occurred in connection with the U.S. distributor consolidation transition.
     Constellation Wines Australia and Europe
     Net sales for CWAE decreased to $207.2 million for Second Quarter 2011 from $241.9 million for Second Quarter 2010, a decrease of $34.7 million, or (14%). Wine net sales decreased $34.7 million primarily due to a decrease in net sales of $37.1 million in connection with the divestiture of the U.K. cider business combined with an unfavorable year-over-year foreign currency translation impact of $4.8 million, partially offset by volume growth of lower margin wine in the U.K.
     Crown Imports
     As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

     Gross Profit
     The Company’s gross profit increased to $314.2 million for Second Quarter 2011 from $309.6 million for Second Quarter 2010, an increase of $4.6 million, or 1%. The CWNA segment’s gross profit increased $6.6 million primarily due to the favorable product mix shift and volume growth in the U.S. branded wine portfolio and a favorable foreign currency translation impact of $3.4 million, partially offset by the increased U.S. promotional spend and the flow through of higher calendar 2008 U.S. grape costs. The CWAE segment’s gross profit decreased $16.8 million primarily due to the divestiture of the U.K. cider business. In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were lower by $14.8 million in Second Quarter 2011 versus Second Quarter 2010 primarily due to (i) a decrease in accelerated depreciation of $11.0 million associated with certain restructuring programs and (ii) a decrease in the flow through of inventory step-up of $1.9 million associated primarily with the December 2007 acquisition of Beam Wine Estates, Inc. (“BWE”). Gross profit as a percent of net sales increased to 36.4% for Second Quarter 2011 from 35.3% for Second Quarter 2010 primarily due to (i) the decrease in unusual items, (ii) volume growth of higher-margin U.S. branded wine, and (iii) divestiture of the U.K. cider business; partially offset by (i) the increased U.S. promotional spend, (ii) the flow through of the higher calendar 2008 U.S. grape costs, and (iii) the volume growth of lower margin wine in the U.K.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $167.3 million for Second Quarter 2011 from $166.3 million for Second Quarter 2010, an increase of $1.0 million, or 1%. This increase is due to increases of $9.2 million in the CWNA segment and $8.6 million in the Corporate Operations and Other segment, partially offset by decreases of $9.5 million in the CWAE segment and $7.3 million of unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. The increase in the CWNA segment’s selling, general and administrative expenses is primarily due to increases in general and administrative expenses of $4.5 million and selling expenses of $3.7 million. The increase in general and administrative expenses is primarily due to the Company’s initiative to implement a comprehensive, multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform to improve the accessibility of information and visibility of global data (“Project Fusion”) and higher annual management incentive compensation expense. The increase in selling expenses is primarily due to higher annual management incentive compensation expense. The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses is due to an increase in general and administrative expenses resulting primarily from (i) the overlap of an insurance benefit recognized in the prior year and (ii) higher annual management incentive compensation expense. The decrease in the CWAE segment’s selling, general and administrative expense is primarily due to the divestiture of the U.K. cider business. The decrease in unusual items is primarily due to the recognition in Second Quarter 2010 of $8.5 million of other costs in connection with the Company’s plan (announced in April 2009) to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”).
     Selling, general and administrative expenses as a percent of net sales increased to 19.4% for Second Quarter 2011 as compared to 19.0% for Second Quarter 2010 primarily due to the factors discussed above combined with the increased U.S. promotional spend.

     Restructuring Charges
     The Company recorded $13.7 million of restructuring charges for Second Quarter 2011 associated with the Company’s Global Initiative and the Company’s plan (announced in August 2008) to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”). Restructuring charges included $6.9 million of employee termination benefit costs, $0.5 million of contract termination costs, $0.5 million of facility consolidation/relocation costs and $5.8 million of impairment charges on assets held for sale in Australia. The Company recorded $3.2 million of restructuring charges for Second Quarter 2010 associated primarily with the Company’s Global Initiative.
     In addition, the Company incurred additional costs for Second Quarter 2011 and Second Quarter 2010 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Second Quarter 2011 and Second Quarter 2010 are as follows:

	Second	Second
	Quarter	Quarter
(in millions)	2011	2010
Cost of Product Sold
Accelerated depreciation	$0.1	$11.1
Inventory write-downs	$—	$0.6
Other	$—	$1.3

Selling, General and Administrative Expenses
Acquisition-related integration costs	$0.1	$—
Other costs	$2.8	$10.2

Restructuring Charges	$13.7	$3.2
     For a discussion of costs expected to be incurred for Fiscal 2011 in connection with the Company’s restructuring and acquisition-related integration plans, see “Six Months 2011 Compared to Six Months 2010 — Restructuring Charges” below.
     Operating Income
     The following table sets forth the operating income (loss) (in millions of dollars) by reportable segment of the Company for Second Quarter 2011 and Second Quarter 2010.

	Second	Second
	Quarter	Quarter	% (Decrease)
	2011	2010	Increase
CWNA	$181.2	$183.8	(1)%
CWAE	(3.2)	4.1	NM
Corporate Operations and Other	(27.5)	(18.9)	(46)%
Crown Imports	131.2	144.7	(9)%
Consolidations and eliminations	(131.2)	(144.7)	9%

Total Reportable Segments	150.5	169.0	(11)%
Restructuring Charges and Unusual Items	(17.3)	(28.9)	NM

Consolidated Operating Income	$133.2	$140.1	(5)%

NM	= Not Meaningful

     As a result of the factors discussed above, consolidated operating income decreased to $133.2 million for Second Quarter 2011 from $140.1 million for Second Quarter 2010, a decrease of $6.9 million, or (5%). Restructuring charges and unusual items of $17.3 million and $28.9 million for Second Quarter 2011 and Second Quarter 2010, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Second	Second
	Quarter	Quarter
(in millions)	2011	2010
Cost of Product Sold
Flow through of inventory step-up	$0.6	$2.5
Accelerated depreciation	0.1	11.1
Inventory write-downs	—	0.6
Other	—	1.3

Cost of Product Sold	0.7	15.5

Selling, General and Administrative Expenses
Acquisition-related integration costs	0.1	—
Other costs	2.8	10.2

Selling, General and Administrative Expenses	2.9	10.2

Restructuring Charges	13.7	3.2

Restructuring Charges and Unusual Items	$17.3	$28.9

     Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees decreased to $66.4 million in Second Quarter 2011 from $73.2 million in Second Quarter 2010, a decrease of $6.8 million, or (9%). This decrease is primarily due to lower equity in earnings of Crown Imports.
     Net sales for Crown Imports decreased to $679.4 million for Second Quarter 2011 from $696.4 million for Second Quarter 2010, a decrease of $17.0 million, or (2%). This decrease resulted primarily from lower volumes, higher promotions, and a negative shift in mix within the Crown Imports Mexican beer portfolio. Volumes and portfolio mix were both negatively impacted in Second Quarter 2011 by a brewery strike in Mexico and the June 2010 Hurricane Alex, both of which disrupted product distribution into the U.S. Crown Imports gross profit decreased $12.7 million, or (6%), primarily due to these factors combined with a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $0.8 million primarily due to an increase in selling expenses. The combination of these factors were the main contributors to the decrease in operating income of $13.5 million, or (9%).
     Interest Expense, Net
     Interest expense, net of interest income of $0.5 million and $2.6 million, for Second Quarter 2011 and Second Quarter 2010, respectively, decreased to $50.3 million for Second Quarter 2011 from $68.1 million for Second Quarter 2010, a decrease of $17.8 million, or (26%). The decrease resulted primarily from lower average interest rates for the Company combined with reduced average borrowings for Second Quarter 2011.

     Provision for Income Taxes
     The Company’s effective tax rate for Second Quarter 2011 and Second Quarter 2010 was 38.8% and 31.3%, respectively. The Company’s effective tax rates for both Second Quarter 2011 and Second Quarter 2010 reflect, among other items, decreases in uncertain tax positions in connection with the completion of various income tax examinations during each respective period. The amount of the decrease recorded for Second Quarter 2011 was less than the amount recorded for Second Quarter 2010.
     Net Income
     As a result of the above factors, net income decreased to $91.3 million for Second Quarter 2011 from $99.7 million for Second Quarter 2010, a decrease of $8.4 million, or (8%).
Six Months 2011 Compared to Six Months 2010
     Net Sales
     The following table sets forth the net sales (in millions of dollars) by reportable segment of the Company for Six Months 2011 and Six Months 2010.

	Six	Six
	Months	Months	% Increase
	2011	2010	(Decrease)
CWNA
Wine	$1,132.3	$1,094.4	3%
Spirits	113.2	124.8	(9)%

CWNA net sales	1,245.5	1,219.2	2%
CWAE
Wine	404.8	449.2	(10)%

CWAE net sales	404.8	449.2	(10)%
Crown Imports net sales	1,300.9	1,335.5	(3)%
Consolidations and eliminations	(1,300.9)	(1,335.5)	3%

Consolidated Net Sales	$1,650.3	$1,668.4	(1)%

     Net sales for Six Months 2011 decreased to $1,650.3 million from $1,668.4 million for Six Months 2010, a decrease of $18.1 million, or (1%). This decrease resulted primarily from the divestitures of the U.K. cider and value spirits businesses of $79.6 million, partially offset by a favorable year-over-year foreign currency impact of $37.8 million and increases in U.S. branded wine net sales and U.K. branded wine net sales (on a constant currency basis).
     Constellation Wines North America
     Net sales for CWNA increased to $1,245.5 million for Six Months 2011 from $1,219.2 million for Six Months 2010, an increase of $26.3 million, or 2%. Wine net sales increased $37.9 million primarily due to volume growth and a favorable product mix shift in the U.S. branded wine portfolio due largely to certain U.S. distributor contractual commitments, and a favorable year-over-year foreign currency translation impact of $26.1 million, partially offset by increased U.S. promotional spend. Spirits net sales decreased $11.6 million primarily due to a decrease in net sales of $14.8 million in connection with the divestiture of the value spirits business.

     Constellation Wines Australia and Europe
     Net sales for CWAE decreased to $404.8 million for Six Months 2011 from $449.2 million for Six Months 2010, a decrease of $44.4 million, or (10%). Wine net sales decreased $44.4 million primarily due to a decrease in net sales of $64.8 million in connection with the divestiture of the U.K. cider business, partially offset by volume growth of lower margin wine in the U.K.
     Crown Imports
     As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.
     Gross Profit
     The Company’s gross profit increased to $584.2 million for Six Months 2011 from $578.3 million for Six Months 2010, an increase of $5.9 million, or 1%. The CWNA segment’s gross profit increased $3.1 million primarily due to the volume growth and favorable product mix shift in the U.S. branded wine portfolio and a favorable foreign currency translation impact of $11.1 million, partially offset by the increased U.S. promotional spend. The CWAE segment’s gross profit decreased $17.5 million primarily due to the divestiture of the U.K. cider business. In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were lower by $20.3 million in Six Months 2011 versus Six Months 2010 primarily due to (i) a decrease in accelerated depreciation of $12.9 million associated with certain restructuring programs and (ii) a decrease in the flow through of inventory step-up of $3.6 million associated primarily with the BWE acquisition. Gross profit as a percent of net sales increased to 35.4% for Six Months 2011 from 34.7% for Six Months 2010 primarily due to (i) the decrease in unusual items, (ii) divestiture of the U.K. cider business, and (iii) volume growth of higher-margin U.S. branded wine; partially offset by the increased U.S. promotional spend.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $336.1 million for Six Months 2011 from $331.4 million for Six Months 2010, an increase of $4.7 million, or 1%. This increase is due to increases of $20.7 million in the CWNA segment and $12.4 million in the Corporate Operations and Other segment, partially offset by decreases of $21.1 million in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, and $7.3 million in the CWAE segment. The increase in the CWNA segment’s selling, general and administrative expenses is primarily due to increases (on a constant currency basis) in selling expenses of $6.9 million and general and administrative expenses of $4.8 million, combined with an unfavorable year-over-year foreign currency translation impact of $6.5 million. The increases in selling expenses and general and administrative expenses is primarily due to costs associated with Project Fusion, higher consulting service fees associated with the segment’s review of certain business and process improvement opportunities and higher annual management incentive compensation expense. The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses is due to an increase in general and administrative expenses resulting largely from higher annual management incentive compensation expense, higher stock-based compensation expense and the overlap of an insurance benefit recognized in the prior year. The decrease in the CWAE segment’s selling, general and administrative expense is primarily due to the divestiture of the U.K. cider business. The decrease in unusual items is primarily due to the recognition in Six Months 2010 of $21.7 million of other costs in connection with the Company’s Global Initiative.

     Selling, general and administrative expenses as a percent of net sales increased to 20.4% for Six Months 2011 as compared to 19.9% for Six Months 2010 primarily due to the factors discussed above combined with the increased U.S. promotional spend.
     Restructuring Charges
     The Company recorded $18.6 million of restructuring charges for Six Months 2011 associated primarily with the Company’s Global Initiative and Australian Initiative. Restructuring charges included $11.1 million of employee termination benefit costs, $0.6 million of contract termination costs, $1.1 million of facility consolidation/relocation costs and $5.8 million of impairment charges on assets held for sale in Australia. The Company recorded $22.1 million of restructuring charges for Six Months 2010 associated primarily with the Company’s Global Initiative.
     In addition, the Company incurred additional costs for Six Months 2011 and Six Months 2010 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Six Months 2011 and Six Months 2010 are as follows:

	Six	Six
	Months	Months
(in millions)	2011	2010
Cost of Product Sold
Accelerated depreciation	$1.1	$14.0
Inventory write-downs	$—	$1.0
Other	$—	$2.8

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	$(1.0)	$—
Acquisition-related integration costs	$0.2	$0.1
Other costs	$3.7	$24.1

Restructuring Charges	$18.6	$22.1
     The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2011:

Expected
Fiscal
(in millions)	2011
Cost of Product Sold
Accelerated depreciation	$1.1

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	$(3.2)
Acquisition-related integration costs	$0.3
Other costs	$4.8

Restructuring Charges	$27.1

     Operating Income
     The following table sets forth the operating income (loss) (in millions of dollars) by reportable segment of the Company for Six Months 2011 and Six Months 2010.

	Six	Six
	Months	Months	% (Decrease)
	2011	2010	Increase
CWNA	$313.7	$331.3	(5)%
CWAE	(6.0)	4.2	NM
Corporate Operations and Other	(54.0)	(41.6)	(30)%
Crown Imports	240.1	270.7	(11)%
Consolidations and eliminations	(240.1)	(270.7)	11%

Total Reportable Segments	253.7	293.9	(14)%
Restructuring Charges and Unusual Items	(24.2)	(69.1)	NM

Consolidated Operating Income	$229.5	$224.8	2%

     As a result of the factors discussed above, consolidated operating income increased to $229.5 million for Six Months 2011 from $224.8 million for Six Months 2010, an increase of $4.7 million, or 2%. Restructuring charges and unusual items of $24.2 million and $69.1 million for Six Months 2011 and Six Months 2010, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Six	Six
	Months	Months
(in millions)	2011	2010
Cost of Product Sold
Accelerated depreciation	$1.1	$14.0
Flow through of inventory step-up	1.6	5.2
Inventory write-downs	—	1.0
Other	—	2.8

Cost of Product Sold	2.7	23.0

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	(1.0)	—
Acquisition-related integration costs	0.2	0.1
Net gain on March 2009 sale of value spirits business	—	(0.2)
Other costs	3.7	24.1

Selling, General and Administrative Expenses	2.9	24.0

Restructuring Charges	18.6	22.1

Restructuring Charges and Unusual Items	$24.2	$69.1

     Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees decreased to $120.9 million in Six Months 2011 from $136.0 million in Six Months 2010, a decrease of $15.1 million, or (11%). This decrease is primarily due to lower equity in earnings of Crown Imports.

     Net sales for Crown Imports decreased to $1,300.9 million for Six Months 2011 from $1,335.5 million for Six Months 2010, a decrease of $34.6 million, or (3%). This decrease resulted primarily from lower volumes, higher promotions, and a negative shift in mix within the Crown Imports Mexican beer portfolio. Volumes and portfolio mix were both negatively impacted in Second Quarter 2011 by a brewery strike in Mexico and the June 2010 Hurricane Alex, both of which disrupted product distribution into the U.S. Crown Imports gross profit decreased $27.1 million, or (7%), primarily due to these factors combined with a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $3.5 million primarily due to an increase in advertising spend. The combination of these factors were the main contributors to the decrease in operating income of $30.6 million, or (11%).
     Interest Expense, Net
     Interest expense, net of interest income of $1.7 million and $4.6 million, for Six Months 2011 and Six Months 2010, respectively, decreased to $98.8 million for Six Months 2011 from $136.5 million for Six Months 2010, a decrease of $37.7 million, or (28%). The decrease resulted primarily from lower average interest rates for the Company combined with reduced average borrowings for Six Months 2011.
     Provision for Income Taxes
     The Company’s effective tax rate for Six Months 2011 and Six Months 2010 was 44.2% and 52.7%, respectively. The Company’s effective tax rate for Six Months 2011 included the recognition of a valuation allowance against deferred tax assets in the U.K. of $30.1 million, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during Six Months 2011. The Company’s effective tax rate for Six Months 2010 included $37.5 million of taxes associated with the sale of the value spirits business, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during Second Quarter 2010.
     Net Income
     As a result of the above factors, net income increased to $140.4 million for Six Months 2011 from $106.2 million for Six Months 2010, an increase of $34.2 million, or 32%.
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

     While certain conditions in the worldwide and domestic economies may be showing signs of improvement, there continues to be volatility in the capital markets, diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, the Company has maintained adequate liquidity to meet current working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent further severe deterioration of market conditions, the Company believes that cash flows from operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both its short-term and long-term capital needs.
     As of September 30, 2010, the Company had $656.2 million in revolving loans available to be drawn under its 2006 Credit Agreement (as defined below). The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.
Six Months 2011 Cash Flows
     Operating Activities
     Net cash provided by operating activities for Six Months 2011 was $305.7 million, which resulted primarily from net income of $140.4 million; plus $185.9 million of net noncash items charged to the Consolidated Statements of Operations; plus net cash provided by the net change in the Company’s inventories of $157.2 million and other accrued expenses and liabilities of $39.7 million, partially offset by accounts receivable, net of $204.5 million.
     The net noncash items consisted primarily of depreciation expense, deferred tax provision, equity in earnings of equity method investees, net of distributed earnings, and stock-based compensation expense. The decrease in inventories and the increase in accounts receivable, net were both due largely to seasonality as January and February are typically the Company’s lowest selling months. In addition, these seasonal changes were even more pronounced due to the lighter than normal sales in the fourth quarter of fiscal 2010 associated with the U.S. distributor consolidation transition. The increase in other accrued expenses and liabilities is largely due to the timing of income tax payments and interest payments.
     Investing Activities
     Net cash used in investing activities for Six Months 2011 was $10.9 million, which resulted primarily from $43.2 million of capital expenditures and $29.6 million investment in the CWNA segment’s international equity method investment, Ruffino, in connection with the settlement of the irrevocable and unconditional put option of the incremental 9.9% ownership interest, partially offset by $60.0 million of proceeds from the note receivable received in connection with the divestiture of the value spirits business.
     Financing Activities
     Net cash used in financing activities for Six Months 2011 was $324.0 million resulting primarily from purchases of treasury stock of $300.0 million through the ASB transaction (as defined below), $24.5 million of principal payments of long-term debt and $24.1 million of net repayment of notes payable, partially offset by $18.0 million of proceeds from exercise of employee stock options.

Share Repurchase
     In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. Pursuant to this authorization, the Company repurchased $300.0 million of its shares of Class A Common Stock through a collared accelerated stock buyback (“ASB”) transaction which was announced in April 2010. During the three months ended May 31, 2010, the Company received 13,801,480 shares of Class A Common Stock, representing the minimum number of shares that will be received under the ASB transaction. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. The repurchased shares that have been received have become treasury shares. The final number of shares to which the Company is entitled under the ASB transaction will generally be based on the average of the daily volume weighted average prices of the Company’s Class A Common Stock over a calculation period (scheduled to end on November 24, 2010, subject to being shortened by the counterparty to the ASB transaction), but no less than 13,801,480 shares or more than 18,401,973 shares subject to certain terms of the ASB transaction. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. The Company may be entitled to receive up to 4,600,493 additional shares pursuant to the ASB transaction following the end of the calculation period.
Debt
     Total debt outstanding as of August 31, 2010, amounted to $3,783.4 million, a decrease of $52.1 million from February 28, 2010.
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
     As of August 31, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $300.0 million bearing an interest rate of 1.6%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $55.9 million bearing an interest rate of 1.6%, 2013 Revolving Facility of $221.1 million bearing an interest rate of 2.7%, outstanding letters of credit of $13.9 million, and $551.1 million in revolving loans available to be drawn.
     As of September 30, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $225.0 million bearing an interest rate of 1.6%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $27.8 million bearing an interest rate of 1.8%, 2013 Revolving Facility of $144.1 million bearing an interest rate of 2.7%, outstanding letters of credit of $13.9 million, and $656.2 million in revolving loans available to be drawn.

     Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For Six Months 2010 and Second Quarter 2010, the Company reclassified net losses of $12.9 million and $7.1 million, respectively, net of income tax effect, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations for Six Months 2011 and Second Quarter 2011.

Information Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation the statements under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected restructuring charges, accelerated depreciation, acquisition-related integration costs, other costs, and gain on sale of nonstrategic assets, (iii) information concerning expected or potential actions of third parties, (iv) future worldwide or domestic economic conditions and the global credit environment, (v) information concerning the future expected balance of supply and demand for wine, (vi) information concerning the number of shares of the Company’s Class A Common Stock the Company will receive pursuant to the ASB transaction, and (vii) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i) the impact upon results of operations resulting from the decision to consolidate the Company’s U.S. distributor network will vary from current expectations due to implementation of consolidation activities and actual U.S. distributor transition experience, (ii) the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual consumer demand, (iii) the actual number of shares of the Company’s Class A Common Stock received in the ASB transaction is subject to the terms of the ASB transaction and may vary from current expectations due to, among other things, the actual duration of the calculation period and the trading prices of the Company’s Class A Common Stock during the remainder of the calculation period, and (iv) the Company’s restructuring charges, accelerated depreciation, acquisition-related integration costs, other costs, and gain on sale of nonstrategic assets may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets identified for sale, product portfolio rationalizations, production footprint, and/or other costs of implementation. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

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
     Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of August 31, 2010, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and South African rand.
     As of August 31, 2010, and August 31, 2009, the Company had outstanding foreign currency derivative instruments with a notional value of $1,290.4 million and $1,585.5 million, respectively. Approximately 75% of the Company’s total exposures were hedged as of August 31, 2010, including most of the Company’s balance sheet exposures and certain of the Company’s forecasted transactional exposures for the year ending February 28, 2011. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $14.7 million and $59.6 million as of August 31, 2010, and August 31, 2009, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of August 31, 2010, and August 31, 2009, the fair value of open foreign currency contracts would have been decreased by $9.9 million and $16.6 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
     The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,031.1 million and $2,420.1 million as of August 31, 2010, and August 31, 2009, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2010, and August 31, 2009, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $95.8 million and $101.1 million, respectively.
     In addition to the $2,031.1 million and $2,420.1 million estimated fair value of fixed rate debt outstanding as of August 31, 2010, and August 31, 2009, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of August 31, 2010, and August 31, 2009, the estimated fair value of the Company’s total variable rate debt, including current maturities, was $1,789.1 million and $1,745.0 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of August 31, 2010, and August 31, 2009, is $39.2 million and $17.5 million, respectively.

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
Internal Control Over Financial Reporting
     In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As previously announced and reported, the Company and Goldman, Sachs & Co. (“GS&Co.”) previously entered into a collared accelerated stock buyback transaction with respect to the Company’s Class A Common Stock (the “ASB Transaction”). During the period from June 1, 2010 through August 31, 2010 (the “Covered Quarter”), the Company did not receive any additional shares pursuant to the ASB Transaction. However, the Company may receive additional shares from GS&Co. for no additional consideration based upon application of a formula set forth in the ASB Transaction following a calculation period which includes the Covered Quarter and is scheduled to end on November 24, 2010, which period may be shortened in GS&Co.’s discretion. However, it is not possible at this time for the Company to determine the final number of additional shares, if any, which it will receive in the ASB Transaction or the final price of the aggregate number of shares received pursuant to the ASB Transaction.
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

CONSTELLATION BRANDS, INC.
Dated: October 12, 2010	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President,
Finance and Controller

Dated: October 12, 2010	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President
and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS
Exhibit No.
2.1	Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.2	Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.3	Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

4.1	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.2	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

Exhibit No.
4.3	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.4	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.5	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.6	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.7	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.8	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.9	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

Exhibit No.
4.10	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.11	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

4.12	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.13	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.14	Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

4.15	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

Exhibit No.
4.16	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.17	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.18	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.19	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.1	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010) (filed herewith).*

10.2	Form of Restricted Stock Award Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010) (filed herewith).*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

Exhibit No.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at August 31, 2010 and February 28, 2010, (ii) Consolidated Statements of Operations for the six months and the three months ended August 31, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.**

*	Designates management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 (“Securities Act”), as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

+	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
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