Form 10-Q
period 2010-11-30
CONSTELLATION BRANDS, INC.
filed 2011-01-10
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2010, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	185,832,829
Class B Common Stock, par value $.01 per share	23,625,158
Class 1 Common Stock, par value $.01 per share	None

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	61
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 6. Exhibits	63
SIGNATURES	64
INDEX TO EXHIBITS	65
EX-10.1
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	November 30,	February 28,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash investments	$16.0	$43.5
Accounts receivable, net	868.9	514.7
Inventories	1,866.6	1,879.9
Prepaid expenses and other	93.3	151.0

Total current assets	2,844.8	2,589.1
PROPERTY, PLANT AND EQUIPMENT, net	1,556.1	1,567.2
GOODWILL	2,590.2	2,570.6
INTANGIBLE ASSETS, net	922.0	925.0
OTHER ASSETS, net	344.7	442.4

Total assets	$8,257.8	$8,094.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$355.8	$371.2
Current maturities of long-term debt	237.8	187.2
Accounts payable	334.8	268.8
Accrued excise taxes	65.4	43.8
Other accrued expenses and liabilities	521.5	501.6

Total current liabilities	1,515.3	1,372.6

LONG-TERM DEBT, less current maturities	3,133.0	3,277.1

DEFERRED INCOME TAXES	565.4	536.2

OTHER LIABILITIES	325.1	332.1

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 228,333,977 shares at November 30, 2010, and 225,062,547 shares at February 28, 2010	2.3	2.3
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,656,658 shares at November 30, 2010, and 28,734,637 shares at February 28, 2010	0.3	0.3
Additional paid-in capital	1,572.9	1,493.2
Retained earnings	1,382.5	1,102.8
Accumulated other comprehensive income	665.9	587.2

	3,623.9	3,185.8

Less: Treasury stock -
Class A Common Stock, 42,878,951 shares at November 30, 2010, and 26,549,546 shares at February 28, 2010, at cost	(902.7)	(607.3)
Class B Convertible Common Stock, 5,005,800 shares at November 30, 2010, and February 28, 2010, at cost	(2.2)	(2.2)

	(904.9)	(609.5)

Total stockholders’ equity	2,719.0	2,576.3

Total liabilities and stockholders’ equity	$8,257.8	$8,094.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2010	2009	2010	2009

SALES	$3,224.5	$3,320.0	$1,191.4	$1,225.5
Less - excise taxes	(607.8)	(663.9)	(225.0)	(237.8)

Net sales	2,616.7	2,656.1	966.4	987.7
COST OF PRODUCT SOLD	(1,680.6)	(1,733.7)	(614.5)	(643.6)

Gross profit	936.1	922.4	351.9	344.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(512.2)	(534.3)	(176.1)	(202.9)
IMPAIRMENT OF INTANGIBLE ASSETS	(6.9)	-	(6.9)	-
RESTRUCTURING CHARGES	(17.4)	(27.2)	1.2	(5.1)

Operating income	399.6	360.9	170.1	136.1
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	192.3	170.6	71.4	34.6
INTEREST EXPENSE, net	(147.9)	(202.0)	(49.1)	(65.5)

Income before income taxes	444.0	329.5	192.4	105.2
PROVISION FOR INCOME TAXES	(164.3)	(179.2)	(53.1)	(61.1)

NET INCOME	$279.7	$150.3	$139.3	$44.1

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$1.33	$0.69	$0.67	$0.20

Basic - Class B Convertible Common Stock	$1.21	$0.63	$0.61	$0.18

Diluted - Class A Common Stock	$1.30	$0.68	$0.65	$0.20

Diluted - Class B Convertible Common Stock	$1.20	$0.62	$0.60	$0.18

Weighted average common shares outstanding:
Basic - Class A Common Stock	188.154	195.880	186.272	196.505
Basic - Class B Convertible Common Stock	23.706	23.738	23.680	23.734

Diluted - Class A Common Stock	214.515	220.849	213.110	222.205
Diluted - Class B Convertible Common Stock	23.706	23.738	23.680	23.734
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$279.7	$150.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	91.9	111.5
Deferred tax provision (benefit)	72.2	(22.8)
Stock-based compensation expense	39.8	39.2
Amortization of intangible and other assets	11.0	8.9
Impairment of intangible assets	6.9	-
Loss on disposal or impairment of long-lived assets, net	1.2	0.7
Equity in earnings of equity method investees, net of distributed earnings	(0.4)	27.0
Loss on contractual obligation from put option of Ruffino shareholder	-	34.3
Loss on business sold	-	0.8
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(344.3)	(307.3)
Inventories	52.5	(32.3)
Prepaid expenses and other current assets	7.9	7.3
Accounts payable	72.6	63.2
Accrued excise taxes	20.5	11.5
Other accrued expenses and liabilities	76.0	57.1
Other, net	(18.5)	39.3

Total adjustments	89.3	38.4

Net cash provided by operating activities	369.0	188.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(70.1)	(89.2)
Investments in equity method investees	(29.7)	(0.6)
(Repayments related to) proceeds from sale of business	(1.6)	276.4
Proceeds from note receivable	60.0	-
Proceeds from sales of assets	15.5	16.5
Capital distribution from equity method investee	0.3	0.2
Other investing activities	0.5	0.6

Net cash (used in) provided by investing activities	(25.1)	203.9

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(300.0)	-
Principal payments of long-term debt	(101.1)	(529.8)
Net (repayment of) proceeds from notes payable	(16.7)	124.2
Payment of financing costs of long-term debt	(0.2)	-
Exercise of employee stock options	35.8	10.7
Excess tax benefits from stock-based payment awards	7.1	2.5
Proceeds from employee stock purchases	2.1	2.3
Proceeds from maturity of derivative instrument	-	33.2

Net cash used in financing activities	(373.0)	(356.9)

Effect of exchange rate changes on cash and cash investments	1.6	1.5

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(27.5)	37.2
CASH AND CASH INVESTMENTS, beginning of period	43.5	13.1

CASH AND CASH INVESTMENTS, end of period	$16.0	$50.3

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$18.3	$-

Note receivable from sale of value spirits business	$-	$60.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010
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
          In connection with the Company’s changes during the first quarter of fiscal 2011 within its internal management structure for its United Kingdom (“U.K.”) and Australia businesses, and the Company’s revised business strategy within these markets, the Company changed its reportable operating segments on May 1, 2010, to consist of: Constellation Wines North America (“CWNA”), Constellation Wines Australia and Europe (“CWAE”), Corporate Operations and Other, and Crown Imports (see Note 17 and Note 19).
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

          Fair value measurements and disclosures –
          In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. This guidance requires an entity to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (ii) present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance also clarifies existing disclosures requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Effective March 1, 2010, the Company adopted the additional disclosure requirements and clarifications of existing disclosures of this guidance, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company is required to adopt those disclosures for its annual and interim periods beginning March 1, 2011. The adoption of the applicable provisions of this guidance on March 1, 2010, did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provision of this guidance to have a material impact on the Company’s consolidated financial statements.
3.       INVENTORIES:
          Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	November 30,	February 28,
	2010	2010
(in millions)
Raw materials and supplies	$47.0	$44.3
In-process inventories	1,335.9	1,327.9
Finished case goods	483.7	507.7

	$1,866.6	$1,879.9

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
          Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of November 30, 2010, and February 28, 2010, the Company had undesignated foreign currency contracts outstanding with a notional value of $608.2 million and $554.9 million, respectively. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding at February 28, 2010 (see Note 9). The Company had no undesignated interest rate swap agreements outstanding as of November 30, 2010.
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
          As of November 30, 2010, and February 28, 2010, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $395.9 million and $465.2 million, respectively. In addition, as of November 30, 2010, and February 28, 2010, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $500.0 million and $1,200.0 million, respectively (see Note 9). The Company expects $20.2 million of net gains, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.
          Fair value hedges:
          Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the nine months and three months ended November 30, 2010, and November 30, 2009.
          Net investment hedges:
          Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the nine months and three months ended November 30, 2010, and November 30, 2009.
          Fair values of derivative instruments:
          The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 5):

	November 30,	February 28,
Balance Sheet Location	2010	2010
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$22.4	$17.1
Other accrued expenses and liabilities	$7.9	$15.1
Other assets, net	$5.6	$13.5
Other liabilities	$0.6	$5.5

Interest rate swap contracts
Other accrued expenses and liabilities	$-	$11.8
Other liabilities	$17.1	$-

	November 30,	February 28,
Balance Sheet Location	2010	2010
(in millions)
Derivative instruments not designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$8.2	$12.0
Other accrued expenses and liabilities	$7.8	$7.8
Other assets, net	$-	$1.6
Other liabilities	$-	$1.2

Interest rate swap contracts
Prepaid expenses and other	$-	$2.7
Other accrued expenses and liabilities	$-	$2.9
          The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Operations, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

			Net
	Net		Gain (Loss)
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
Derivative Instruments in	in OCI	Location of Net Gain (Loss)	Income
Designated Cash Flow	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
For the Nine Months Ended November 30, 2010
Foreign currency contracts	$6.1	Sales	$10.6
Foreign currency contracts	1.0	Cost of product sold	2.7
Interest rate swap contracts	(10.5)	Interest expense, net	-

Total	$(3.4)	Total	$13.3

For the Nine Months Ended November 30, 2009
Foreign currency contracts	$36.8	Sales	$13.0
Foreign currency contracts	17.7	Cost of product sold	(5.3)
Foreign currency contracts	12.4	Selling, general and administrative expenses	23.3
Interest rate swap contracts	(4.5)	Interest expense, net	(20.0)

Total	$62.4	Total	$11.0

For the Three Months Ended November 30, 2010
Foreign currency contracts	$6.0	Sales	$2.7
Foreign currency contracts	3.1	Cost of product sold	1.4
Interest rate swap contracts	1.5	Interest expense, net	-

Total	$10.6	Total	$4.1

For the Three Months Ended November 30, 2009
Foreign currency contracts	$4.8	Sales	$5.9
Foreign currency contracts	3.9	Cost of product sold	0.3
Foreign currency contracts	4.2	Selling, general and administrative expenses	4.8
Interest rate swap contracts	-	Interest expense, net	(7.1)

Total	$12.9	Total	$3.9

		Net Gain
		Recognized
Derivative Instruments in	Location of Net Gain	in Income
Designated Cash Flow	Recognized in Income	(Ineffective
Hedging Relationships	(Ineffective portion)	portion)
(in millions)
For the Nine Months Ended November 30, 2010
Foreign currency contracts	Selling, general and administrative expenses	$1.6

For the Nine Months Ended November 30, 2009
Foreign currency contracts	Selling, general and administrative expenses	$2.4

For the Three Months Ended November 30, 2010
Foreign currency contracts	Selling, general and administrative expenses	$0.9

For the Three Months Ended November 30, 2009
Foreign currency contracts	Selling, general and administrative expenses	$2.3

          The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations is as follows:

		Net
		Gain (Loss)
Derivative Instruments not	Location of Net Gain (Loss)	Recognized
Designated as Hedging Instruments	Recognized in Income	in Income
(in millions)
For the Nine Months Ended November 30, 2010
Foreign currency contracts	Selling, general and administrative expenses	$7.0

Total		$7.0

For the Nine Months Ended November 30, 2009
Foreign currency contracts	Selling, general and administrative expenses	$8.3
Interest rate swap contracts	Interest expense, net	(0.4)

Total		$7.9

For the Three Months Ended November 30, 2010
Foreign currency contracts	Selling, general and administrative expenses	$8.0

Total		$8.0

For the Three Months Ended November 30, 2009
Foreign currency contracts	Selling, general and administrative expenses	$0.3
Interest rate swap contracts	Interest expense, net	-

Total		$0.3

          Credit risk:
          The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2010, the fair value of derivative instruments in a net liability position due to counterparties was $22.3 million. If the Company were required to settle the net liability position under these derivative instruments on November 30, 2010, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.
          Counterparty credit risk:
          Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of November 30, 2010, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of November 30, 2010, the fair value of derivative instruments in a net receivable position due from counterparties was $25.1 million.
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
          The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	November 30, 2010		February 28, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in millions)
Assets
Cash and cash investments	$16.0	$16.0	$43.5	$43.5
Accounts receivable	$868.9	$868.9	$514.7	$514.7
Foreign currency contracts	$36.2	$36.2	$44.2	$44.2
Interest rate swap contracts	$-	$-	$2.7	$2.7
Notes receivable	$4.9	$4.9	$65.7	$65.7

Liabilities
Notes payable to banks	$355.8	$349.5	$371.2	$370.1
Accounts payable	$334.8	$334.8	$268.8	$268.8
Long-term debt, including current portion	$3,370.8	$3,480.0	$3,464.3	$3,483.4
Foreign currency contracts	$16.3	$16.3	$29.6	$29.6
Interest rate swap contracts	$17.1	$17.1	$14.7	$14.7

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

          The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in millions)
November 30, 2010
Assets:
Foreign currency contracts	$-	$36.2	$-	$36.2
Liabilities:
Foreign currency contracts	$-	$16.3	$-	$16.3
Interest rate swap contracts	$-	$17.1	$-	$17.1

February 28, 2010
Assets:
Foreign currency contracts	$-	$44.2	$-	$44.2
Interest rate swap contracts	$-	$2.7	$-	$2.7
Liabilities:
Foreign currency contracts	$-	$29.6	$-	$29.6
Interest rate swap contracts	$-	$14.7	$-	$14.7
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
          The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented.

	Fair Value Measurements Using
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Losses
(in millions)
For the Nine Months Ended November 30, 2010
Long-lived assets held for sale	$-	$-	$4.1	$5.8
Trademarks	-	-	-	6.9

Total	$-	$-	$4.1	$12.7

For the Nine Months Ended November 30, 2009
Investment in equity method investee	$-	$-	$4.2	$25.4

Total	$-	$-	$4.2	$25.4

	Fair Value Measurements Using
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Losses
(in millions)
For the Three Months Ended November 30, 2010
Trademarks	$-	$-	$-	$6.9

Total	$-	$-	$-	$6.9

For the Three Months Ended November 30, 2009
Investment in equity method investee	$-	$-	$4.2	$25.4

Total	$-	$-	$4.2	$25.4

          Long-lived assets held for sale:
          For the nine months ended November 30, 2010, in connection with the Company’s Australian Initiative (as defined in Note 15), long-lived assets held for sale with a carrying value of $10.1 million were written down to their estimated fair value of $4.1 million, less cost to sell (which was estimated to be minimal), resulting in a loss of $5.8 million, which is included in restructuring charges on the Company’s Consolidated Statements of Operations. These assets consisted primarily of certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. As such, these assets were written down to a value based on the Company’s estimate of fair value less cost to sell. The fair value was determined based on a market value approach adjusted for the different characteristics between assets measured and the assets upon which the observable inputs were based.
          Trademarks:
          In connection with the Company’s third quarter of fiscal 2011 decision to discontinue certain wine brands within its CWNA segment’s wine portfolio, certain indefinite-lived trademarks, with a carrying value of $6.9 million, were written down to their estimated fair value resulting in an impairment of $6.9 million for the nine months and three months ended November 30, 2010. This impairment is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models the Company uses to estimate the fair values of its trademarks involve several assumptions, including (i) projected revenue growth rates; (ii) estimated royalty rates; (iii) calculated after-tax royalty savings expected from ownership of the subject trademarks; and (iv) discount rates used to derive the present value factors used in determining the fair value of the trademarks.
          Investment in equity method investee:
          In connection with the Company’s review of its equity method investments for other-than-temporary impairment in the third quarter of fiscal 2010, the Company’s CWNA segment’s international equity method investment, Ruffino S.r.l. (“Ruffino”), with a carrying value of $29.8 million was written down to its fair value of $4.2 million, resulting in a loss of $25.4 million for the nine months and three months ended November 30, 2009. This loss is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value, which was based on projected discounted cash flows of this equity method investee.

6.       GOODWILL:
          The changes in the carrying amount of goodwill are as follows:

				Consolidations
			Crown	and
	CWNA	CWAE	Imports	Eliminations	Consolidated
(in millions)
Balance, February 28, 2009
Goodwill	$2,615.0	$852.6	$13.0	$(13.0)	$3,467.6
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	2,615.0	-	13.0	(13.0)	2,615.0
Foreign currency translation adjustments	114.1	-	-	-	114.1
Divestiture of business	(158.5)	-	-	-	(158.5)

Balance, February 28, 2010
Goodwill	2,570.6	852.6	13.0	(13.0)	3,423.2
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	2,570.6	-	13.0	(13.0)	2,570.6
Foreign currency translation adjustments	19.6	-	-	-	19.6

Balance, November 30, 2010
Goodwill	2,590.2	852.6	13.0	(13.0)	3,442.8
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	$2,590.2	$-	$13.0	$(13.0)	$2,590.2

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
7.        INTANGIBLE ASSETS:
          The major components of intangible assets are as follows:

	November 30, 2010		February 28, 2010
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$85.8	$65.6	$85.0	$69.0
Other	2.6	0.1	2.6	0.3

Total	$88.4	65.7	$87.6	69.3

Nonamortizable intangible assets:
Trademarks		846.3		846.0
Other		10.0		9.7

Total		856.3		855.7

Total intangible assets, net		$922.0		$925.0

            The Company did not incur costs to renew or extend the term of acquired intangible assets during the nine months and three months ended November 30, 2010, and November 30, 2009. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $4.2 million and $4.3 million for the nine months ended November 30, 2010, and November 30, 2009, respectively, and $1.4 million and $1.5 million for the three months ended November 30, 2010, and November 30, 2009, respectively. Estimated amortization expense for the remaining three months of fiscal 2011 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2011	$1.4
2012	$5.0
2013	$4.8
2014	$4.8
2015	$4.8
2016	$4.8
Thereafter	$40.1
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
            The Company accounts for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of November 30, 2010, and February 28, 2010, the Company’s investment in Crown Imports was $158.7 million and $167.2 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $186.0 million and $191.7 million of cash distributions from Crown Imports for the nine months ended November 30, 2010, and November 30, 2009, respectively, all of which represent distributions of earnings.
            Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the nine months and three months ended November 30, 2010, and November 30, 2009, were not material. In addition, as of November 30, 2010, and February 28, 2010, amounts receivable from Crown Imports were not material.

          The following table presents summarized financial information for the Company’s Crown Imports equity method investment. The amounts shown represent 100% of this equity method investments’ results of operations.

Crown
Imports
(in millions)
For the Nine Months Ended November 30, 2010
Net sales	$1,912.5
Gross profit	$546.5
Income from continuing operations	$355.0
Net income	$355.0

For the Nine Months Ended November 30, 2009
Net sales	$1,837.7
Gross profit	$540.3
Income from continuing operations	$361.4
Net income	$361.4

For the Three Months Ended November 30, 2010
Net sales	$611.6
Gross profit	$178.5
Income from continuing operations	$115.8
Net income	$115.8

For the Three Months Ended November 30, 2009
Net sales	$502.2
Gross profit	$145.2
Income from continuing operations	$91.2
Net income	$91.2
          Other:
          In connection with the Company’s December 2004 investment in Ruffino, the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option may be exercised during the period starting from January 1, 2010, and ending on December 31, 2010. For the year ended February 28, 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should affect the validity of the put option. The price of the option representing the remaining 50.1% interest in Ruffino is based upon a formula contained in the joint venture agreement. The formula is subject to a number of variables, including certain results of Ruffino through the date of the closing of the put option. The Company currently estimates that the cash settlement for this put option could be as much as €55 million ($71 million). However, based upon the arbitration proceedings commenced by the Company against the 50.1% shareholder, the Company concluded as of November 30, 2010, that it is not probable that there is a likelihood of loss under this contingent obligation. Therefore, no liability has been recorded by the Company related to this contingent obligation and an estimate of any loss is currently not estimable. As of November 30, 2010, and February 28, 2010, the Company’s investment in Ruffino was $5.3 million and $4.1 million, respectively.

9.	BORROWINGS:
Borrowings consist of the following:

				February 28,
	November 30, 2010			2010
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks
Senior Credit Facility –
Revolving Credit Loans	$285.7	$-	$285.7	$289.3
Other	70.1	-	70.1	81.9

	$355.8	$-	$355.8	$371.2

Long-term Debt
Senior Credit Facility – Term Loans	$229.2	$1,223.8	$1,453.0	$1,549.1
Senior Notes	-	1,893.4	1,893.4	1,892.6
Other Long-term Debt	8.6	15.8	24.4	22.6

	$237.8	$3,133.0	$3,370.8	$3,464.3

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
          As of November 30, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $225.0 million bearing an interest rate of 1.6%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $53.7 million bearing an interest rate of 1.6%, 2013 Revolving Facility of $232.0 million bearing an interest rate of 2.7%, outstanding letters of credit of $13.9 million, and $542.4 million in revolving loans available to be drawn.

          Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For the nine months and three months ended November 30, 2009, the Company reclassified net losses of $20.0 million and $7.1 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations for the nine months and three months ended November 30, 2010.
10.	INCOME TAXES:
          The Company’s effective tax rate for the nine months ended November 30, 2010, and November 30, 2009, was 37.0% and 54.4%, respectively. The Company’s effective tax rate for the nine months ended November 30, 2010, includes the recognition of a valuation allowance against deferred tax assets in the U.K. of $30.1 million, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during the nine months ended November 30, 2010. During the first quarter of fiscal 2011, lower estimates of future U.K. operating results and cash flows, combined with cumulative losses in recent years in the U.K., impacted the Company’s assessment regarding the realizability of certain deferred tax assets in the U.K. As a result of this assessment, the Company determined that additional valuation allowances were required in the first quarter of fiscal 2011. The Company’s effective tax rate for the nine months ended November 30, 2009, includes the recognition of (i) $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill, and (ii) nondeductible charges of $59.7 million related to the Company’s Ruffino investment; partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during the nine months ended November 30, 2009.
          The Company’s effective tax rate for the three months ended November 30, 2010, and November 30, 2009, was 27.6% and 58.1%, respectively. The Company’s effective tax rate for the three months ended November 30, 2010, includes a decrease in uncertain tax positions in connection with the completion of various income tax examinations during the three months ended November 30, 2010. The Company’s effective tax rate for the three months ended November 30, 2009, includes the recognition of nondeductible charges of $59.7 million related to the Company’s Ruffino investment.

11.	DEFINED BENEFIT PENSION PLANS:
          Net periodic benefit cost reported in the Consolidated Statements of Operations for the Company’s defined benefit pension plans includes the following components:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2010	2009	2010	2009
(in millions)
Service cost	$3.4	$1.7	$1.2	$0.6
Interest cost	17.8	16.3	6.1	5.6
Expected return on plan assets	(19.2)	(19.1)	(6.6)	(6.6)
Amortization of prior service cost	0.1	0.1	-	0.1
Recognized net actuarial loss	7.3	3.3	2.5	1.1
Recognized net loss due to settlement	-	1.1	-	-

Net periodic benefit cost	$9.4	$3.4	$3.2	$0.8

          Contributions of $8.1 million have been made by the Company to fund its defined benefit pension plans for the nine months ended November 30, 2010. The Company presently anticipates contributing an additional $2.1 million to fund its defined benefit pension plans during the year ending February 28, 2011, resulting in total employer contributions of $10.2 million for the year ending February 28, 2011.
12.	STOCKHOLDERS’ EQUITY:
          In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During the nine months ended November 30, 2010, the Company repurchased 17,223,404 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $300.0 million, or an average cost of $17.42 per share, through a collared accelerated stock buyback (“ASB”) transaction that was announced in April 2010. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional installment of 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. In November 2010, the Company received the final installment of 3,421,924 shares of Class A Common Stock following the end of the calculation period on November 24, 2010. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.
13.	EARNINGS PER COMMON SHARE:
          The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the nine months and three months ended November 30, 2010, and November 30, 2009, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the nine months and three months ended November 30, 2010, and November 30, 2009, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

          The computation of basic and diluted earnings per common share is as follows:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2010	2009	2010	2009
(in millions, except per share data)
Income available to common stockholders	$279.7	$150.3	$139.3	$44.1

Weighted average common shares outstanding – basic:
Class A Common Stock	188.154	195.880	186.272	196.505

Class B Convertible Common Stock	23.706	23.738	23.680	23.734

Weighted average common shares outstanding – diluted:
Class A Common Stock	188.154	195.880	186.272	196.505
Class B Convertible Common Stock	23.706	23.738	23.680	23.734
Stock-based awards, primarily stock options	2.655	1.231	3.158	1.966

Weighted average common shares outstanding – diluted	214.515	220.849	213.110	222.205

Earnings per common share – basic:
Class A Common Stock	$1.33	$0.69	$0.67	$0.20

Class B Convertible Common Stock	$1.21	$0.63	$0.61	$0.18

Earnings per common share – diluted:
Class A Common Stock	$1.30	$0.68	$0.65	$0.20

Class B Convertible Common Stock	$1.20	$0.62	$0.60	$0.18

          For the nine months ended November 30, 2010, and November 30, 2009, stock-based awards, primarily stock options, which could result in the issuance of 22.7 million and 31.5 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended November 30, 2010, and November 30, 2009, stock-based awards, primarily stock options, which could result in the issuance of 16.3 million and 23.6 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.
14.	COMPREHENSIVE INCOME:
          Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized (losses) gains on derivative instruments and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
(in millions)
For the Nine Months Ended November 30, 2010
Net income			$279.7
Other comprehensive income (loss):
Foreign currency translation adjustments	$100.2	$(7.3)	92.9
Unrealized loss on cash flow hedges:
Net derivative losses	(3.7)	0.3	(3.4)
Reclassification adjustments	(19.9)	5.0	(14.9)

Net loss recognized in other comprehensive income	(23.6)	5.3	(18.3)
Pension/postretirement:
Net losses arising during the period	(3.1)	1.9	(1.2)
Reclassification adjustments	7.4	(2.1)	5.3

Net gain recognized in other comprehensive income	4.3	(0.2)	4.1

Other comprehensive income	$80.9	$(2.2)	78.7

Total comprehensive income			$358.4

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
For the Nine Months Ended November 30, 2009
Net income			$150.3
Other comprehensive income (loss):
Foreign currency translation adjustments	$545.7	$(4.9)	540.8
Unrealized gain on cash flow hedges:
Net derivative gains	95.6	(33.2)	62.4
Reclassification adjustments	(22.9)	9.5	(13.4)

Net gain recognized in other comprehensive income	72.7	(23.7)	49.0
Pension/postretirement:
Net losses arising during the period	(11.9)	3.2	(8.7)
Reclassification adjustments	3.5	(0.9)	2.6

Net loss recognized in other comprehensive income	(8.4)	2.3	(6.1)

Other comprehensive income	$610.0	$(26.3)	583.7

Total comprehensive income			$734.0

For the Three Months Ended November 30, 2010
Net income			$139.3
Other comprehensive income (loss):
Foreign currency translation adjustments	$114.5	$(5.7)	108.8
Unrealized gain on cash flow hedges:
Net derivative gains	15.4	(4.8)	10.6
Reclassification adjustments	(6.6)	1.6	(5.0)

Net gain recognized in other comprehensive income	8.8	(3.2)	5.6
Pension/postretirement:
Net losses arising during the period	(2.4)	1.5	(0.9)
Reclassification adjustments	2.5	(0.7)	1.8

Net gain recognized in other comprehensive income	0.1	0.8	0.9

Other comprehensive income	$123.4	$(8.1)	115.3

Total comprehensive income			$254.6

For the Three Months Ended November 30, 2009
Net income			$44.1
Other comprehensive income (loss):
Foreign currency translation adjustments	$116.3	$(1.1)	115.2
Unrealized gain on cash flow hedges:
Net derivative gains	21.2	(8.3)	12.9
Reclassification adjustments	(9.0)	2.8	(6.2)

Net gain recognized in other comprehensive income	12.2	(5.5)	6.7
Pension/postretirement:
Net losses arising during the period	(1.2)	0.3	(0.9)
Reclassification adjustments	1.3	(0.4)	0.9

Net gain recognized in other comprehensive income	0.1	(0.1)	-

Other comprehensive income	$128.6	$(6.7)	121.9

Total comprehensive income			$166.0

          Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	Gains		Other
	Translation	(Losses) on	Pension/	Comprehensive
	Adjustments	Derivatives	Postretirement	Income
(in millions)
Balance, February 28, 2010	$672.9	$19.6	$(105.3)	$587.2
Current period change	92.9	(18.3)	4.1	78.7

Balance, November 30, 2010	$765.8	$1.3	$(101.2)	$665.9

15.	RESTRUCTURING CHARGES:
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
          Fiscal 2008 Plan –
          In November 2007, the Company initiated its plans to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs. In addition, the Company incurred certain other restructuring charges during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S. In January 2008, the Company announced its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the Beam Wine Estates, Inc. (“BWE”) acquisition. These initiatives are collectively referred to as the Fiscal 2008 Plan. The Fiscal 2008 Plan is part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its domestic and international operations. The Company expects all costs associated with the Fiscal 2008 Plan to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the related cash expenditures to be substantially completed by February 29, 2012.
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

          The Australian Initiative includes the planned sale of three wineries and more than 20 vineyard properties, a streamlining of the Company’s wine product portfolio and production footprint, the buy-out and/or renegotiation of certain grape supply and other contracts, equipment relocations and costs for employee terminations. In connection with the Australian Initiative, the Company recorded restructuring charges on its Consolidated Statements of Operations for the years ended February 28, 2010, and February 28, 2009, of $13.4 million and $46.5 million, respectively, which represented noncash charges related to the write-down of property, plant and equipment, net, held for sale. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the nine months ended November 30, 2010, is $5.0 million of net noncash charges related primarily to the write-down of property, plant and equipment, net, held for sale, (which is excluded from the restructuring liability rollforward table below). Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the three months ended November 30, 2010, is a credit of $0.8 million of net gains recognized on the sale of assets (which is excluded from the restructuring liability rollforward table below). As of November 30, 2010, the Company’s CWAE segment had $19.9 million of Australian assets held for sale which are included in property, plant and equipment, net on the Company’s Consolidated Balance Sheets. The Company expects all costs associated with the Australian Initiative to be recognized in its Consolidated Statements of Operations by February 28, 2011, with the related cash expenditures to be substantially completed by February 28, 2011, as well.
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

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans	Total
(in millions)
Restructuring liability, February 28, 2010	$8.9	$-	$4.0	$1.8	$14.7

Restructuring charges:
Employee termination benefit costs	4.2	-	-	-	4.2
Contract termination costs	-	-	-	0.1	0.1
Facility consolidation/relocation costs	0.6	-	-	-	0.6

Restructuring charges, May 31, 2010	4.8	-	-	0.1	4.9

Employee termination benefit costs	6.4	0.5	-	-	6.9
Contract termination costs	0.5	-	-	-	0.5
Facility consolidation/relocation costs	0.5	-	-	-	0.5

Restructuring charges, August 31, 2010	7.4	0.5	-	-	7.9

Employee termination benefit costs	(1.4)	0.2	-	-	(1.2)
Contract termination costs	-	-	-	-	-
Facility consolidation/relocation costs	0.2	0.1	-	-	0.3

Restructuring charges, November 30, 2010	(1.2)	0.3	-	-	(0.9)

Total restructuring charges	11.0	0.8	-	0.1	11.9

Cash expenditures	(11.2)	(0.7)	(2.0)	(1.1)	(15.0)

Foreign currency translation adjustments	0.6	0.1	0.1	0.1	0.9

Restructuring liability, November 30, 2010	$9.3	$0.2	$2.1	$0.9	$12.5

          In connection with the Company’s BWE acquisition, Vincor acquisition and Robert Mondavi acquisition, the Company accrued $24.7 million, $37.7 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. As of November 30, 2010, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $2.1 million, $0.3 million and $0.5 million, respectively. As of February 28, 2010, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $3.9 million, $0.3 million and $1.2 million, respectively.
          For the nine months ended November 30, 2010, employee termination benefit costs include a reversal of prior accruals of $0.4 million associated with the Global Initiative.

          The following table presents a summary of restructuring charges and other costs incurred in connection with the Company’s restructuring activities, including a summary of amounts incurred by each of the Company’s reportable segments:

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans	Total
(in millions)
For the Nine Months Ended November 30, 2010
Restructuring charges	$11.5	$5.8	$-	$0.1	$17.4
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	1.4	-	0.2	-	1.6
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	4.6	0.1	0.2	(0.3)	4.6

Total other costs	6.0	0.1	0.4	(0.3)	6.2

Total costs	$17.5	$5.9	$0.4	$(0.2)	$23.6

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$2.1	$-	$-	$0.1	$2.2
Other costs	5.5	-	0.4	-	5.9

Total CWNA	$7.6	$-	$0.4	$0.1	$8.1

CWAE
Restructuring charges	$8.9	$5.8	$-	$-	$14.7
Other costs	0.4	0.1	-	(0.3)	0.2

Total CWAE	$9.3	$5.9	$-	$(0.3)	$14.9

Corporate Operations and Other
Restructuring charges	$0.5	$-	$-	$-	$0.5
Other costs	0.1	-	-	-	0.1

Total Corporate Operations and Other	$0.6	$-	$-	$-	$0.6

For the Nine Months Ended November 30, 2009
Restructuring charges	$22.4	$4.6	$(0.2)	$0.4	$27.2
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	9.3	1.7	-	10.0	21.0
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	31.5	1.8	0.9	1.1	35.3

Total other costs	40.8	3.5	0.9	11.1	56.3

Total costs	$63.2	$8.1	$0.7	$11.5	$83.5

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$10.7	$-	$(0.3)	$0.4	$10.8
Other costs	31.4	-	0.1	0.6	32.1

Total CWNA	$42.1	$-	$(0.2)	$1.0	$42.9

CWAE
Restructuring charges	$9.6	$4.6	$0.1	$-	$14.3
Other costs	4.8	3.5	0.8	10.5	19.6

Total CWAE	$14.4	$8.1	$0.9	$10.5	$33.9

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans	Total
(in millions)
Corporate Operations and Other
Restructuring charges	$2.1	$-	$-	$-	$2.1
Other costs	4.6	-	-	-	4.6

Total Corporate Operations and Other	$6.7	$-	$-	$-	$6.7

For the Three Months Ended November 30, 2010
Restructuring charges	$(0.7)	$(0.5)	$-	$-	$(1.2)
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	0.3	-	0.2	-	0.5
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	1.9	0.1	-	(0.3)	1.7

Total other costs	2.2	0.1	0.2	(0.3)	2.2

Total costs	$1.5	$(0.4)	$0.2	$(0.3)	$1.0

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$0.4	$-	$-	$-	$0.4
Other costs	2.1	-	0.2	-	2.3

Total CWNA	$2.5	$-	$0.2	$-	$2.7

CWAE
Restructuring charges	$(1.6)	$(0.5)	$-	$-	$(2.1)
Other costs	0.1	0.1	-	(0.3)	(0.1)

Total CWAE	$(1.5)	$(0.4)	$-	$(0.3)	$(2.2)

Corporate Operations and Other
Restructuring charges	$0.5	$-	$-	$-	$0.5
Other costs	-	-	-	-	-

Total Corporate Operations and Other	$0.5	$-	$-	$-	$0.5

For the Three Months Ended November 30, 2009
Restructuring charges	$1.4	$3.2	$(0.1)	$0.6	$5.1
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	2.0	-	-	1.2	3.2
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	9.8	0.1	0.7	0.5	11.1

Total other costs	11.8	0.1	0.7	1.7	14.3

Total costs	$13.2	$3.3	$0.6	$2.3	$19.4

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$(0.2)	$-	$-	$0.6	$0.4
Other costs	7.3	-	(0.1)	0.2	7.4

Total CWNA	$7.1	$-	$(0.1)	$0.8	$7.8

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans	Total
(in millions)
CWAE
Restructuring charges	$1.4	$3.2	$(0.1)	$-	$4.5
Other costs	3.1	0.1	0.8	1.5	5.5

Total CWAE	$4.5	$3.3	$0.7	$1.5	$10.0

Corporate Operations and Other
Restructuring charges	$0.2	$-	$-	$-	$0.2
Other costs	1.4	-	-	-	1.4

Total Corporate Operations and Other	$1.6	$-	$-	$-	$1.6

          A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$34.1	$10.2	$8.7	$42.0
Contract termination costs	4.2	3.5	1.5	25.2
Facility consolidation/relocation costs	2.4	1.2	1.0	1.7
Impairment charges on assets held for sale, net of gains on assets sold	-	64.9	-	-

Total restructuring charges	40.7	79.8	11.2	68.9

Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	12.9	59.2	18.1	46.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	39.5	7.0	16.1	97.3
Asset impairment (impairment of goodwill and intangible assets)	-	21.8	7.4	0.4

Total other costs	52.4	88.0	41.6	143.8

Total costs incurred to date	$93.1	$167.8	$52.8	$212.7

Total Costs Incurred to Date by Reportable Segment:
CWNA
Restructuring charges	$18.2	$-	$7.1	$24.2
Other costs	41.2	-	34.4	68.2

Total CWNA	$59.4	$-	$41.5	$92.4

CWAE
Restructuring charges	$19.0	$79.8	$4.1	$42.8
Other costs	6.2	88.0	7.0	72.7

Total CWAE	$25.2	$167.8	$11.1	$115.5

Corporate Operations and Other
Restructuring charges	$3.5	$-	$-	$1.9
Other costs	5.0	-	0.2	2.9

Total Corporate Operations and Other	$8.5	$-	$0.2	$4.8

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans
(in millions)
Total expected costs
Restructuring charges:
Employee termination benefit costs	$34.8	$10.2	$8.7	$42.0
Contract termination costs	9.0	3.5	1.5	25.2
Facility consolidation/relocation costs	2.9	1.2	1.0	1.7
Impairment charges on assets held for sale, net of gains on assets sold	-	64.9	-	-

Total restructuring charges	46.7	79.8	11.2	68.9

Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	13.6	59.2	18.1	46.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	41.3	7.0	16.4	97.3
Asset impairment (impairment of goodwill and intangible assets)	-	21.8	7.4	0.4

Total other costs	54.9	88.0	41.9	143.8

Total expected costs	$101.6	$167.8	$53.1	$212.7

Total Expected Costs by Reportable Segment:
CWNA
Restructuring charges	$23.5	$-	$7.1	$24.2
Other costs	43.7	-	34.7	68.2

Total CWNA	$67.2	$-	$41.8	$92.4

CWAE
Restructuring charges	$19.0	$79.8	$4.1	$42.8
Other costs	6.2	88.0	7.0	72.7

Total CWAE	$25.2	$167.8	$11.1	$115.5

Corporate Operations and Other
Restructuring charges	$4.2	$-	$-	$1.9
Other costs	5.0	-	0.2	2.9

Total Corporate Operations and Other	$9.2	$-	$0.2	$4.8

16.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
          The following information sets forth the condensed consolidating balance sheets as of November 30, 2010, and February 28, 2010, the condensed consolidating statements of operations for the nine months and three months ended November 30, 2010, and November 30, 2009, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2010, and November 30, 2009, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2010
Current assets:
Cash and cash investments	$0.1	$1.0	$14.9	$-	$16.0
Accounts receivable, net	472.5	29.8	366.6	-	868.9
Inventories	126.5	1,047.7	703.4	(11.0)	1,866.6
Prepaid expenses and other	19.1	81.2	31.6	(38.6)	93.3
Intercompany (payable) receivable	(684.3)	415.6	268.7	-	-

Total current assets	(66.1)	1,575.3	1,385.2	(49.6)	2,844.8
Property, plant and equipment, net	99.5	767.5	689.1	-	1,556.1
Investments in subsidiaries	6,694.6	134.9	-	(6,829.5)	-
Goodwill	-	1,985.9	604.3	-	2,590.2
Intangible assets, net	-	673.0	249.0	-	922.0
Other assets, net	33.7	242.5	76.9	(8.4)	344.7

Total assets	$6,761.7	$5,379.1	$3,004.5	$(6,887.5)	$8,257.8

Current liabilities:
Notes payable to banks	$285.7	$-	$70.1	$-	$355.8
Current maturities of long-term debt	234.5	2.6	0.7	-	237.8
Accounts payable	10.2	231.6	93.0	-	334.8
Accrued excise taxes	14.8	1.6	49.0	-	65.4
Other accrued expenses and liabilities	264.4	112.0	186.5	(41.4)	521.5

Total current liabilities	809.6	347.8	399.3	(41.4)	1,515.3
Long-term debt, less current maturities	3,118.2	14.1	0.7	-	3,133.0
Deferred income taxes	-	494.6	79.2	(8.4)	565.4
Other liabilities	114.9	69.5	140.7	-	325.1

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders’ equity:
Preferred stock	-	9.0	1,460.5	(1,469.5)	-
Class A and Class B Convertible Common Stock	2.6	100.7	184.0	(284.7)	2.6
Additional paid-in capital	1,572.9	1,394.6	1,269.0	(2,663.6)	1,572.9
Retained earnings (deficit)	1,382.5	2,924.5	(1,249.8)	(1,674.7)	1,382.5
Accumulated other comprehensive income	665.9	24.3	720.9	(745.2)	665.9
Treasury stock	(904.9)	-	-	-	(904.9)

Total stockholders’ equity	2,719.0	4,453.1	2,384.6	(6,837.7)	2,719.0

Total liabilities and stockholders’ equity	$6,761.7	$5,379.1	$3,004.5	$(6,887.5)	$8,257.8

Condensed Consolidating Balance Sheet at February 28, 2010
Current assets:
Cash and cash investments	$0.3	$3.3	$39.9	$-	$43.5
Accounts receivable, net	219.5	22.6	272.6	-	514.7
Inventories	119.8	1,017.5	754.0	(11.4)	1,879.9
Prepaid expenses and other	18.5	65.2	38.0	29.3	151.0
Intercompany (payable) receivable	(68.6)	(132.1)	200.7	-	-

Total current assets	289.5	976.5	1,305.2	17.9	2,589.1
Property, plant and equipment, net	71.8	784.4	711.0	-	1,567.2
Investments in subsidiaries	6,191.0	130.8	-	(6,321.8)	-
Goodwill	-	1,985.9	584.7	-	2,570.6
Intangible assets, net	-	682.8	242.2	-	925.0
Other assets, net	104.7	236.3	108.2	(6.8)	442.4

Total assets	$6,657.0	$4,796.7	$2,951.3	$(6,310.7)	$8,094.3

Current liabilities:
Notes payable to banks	$289.3	$-	$81.9	$-	$371.2
Current maturities of long-term debt	172.7	1.3	13.2	-	187.2
Accounts payable	14.5	104.6	149.7	-	268.8
Accrued excise taxes	8.3	-	35.5	-	43.8
Other accrued expenses and liabilities	190.2	85.3	201.0	25.1	501.6

Total current liabilities	675.0	191.2	481.3	25.1	1,372.6
Long-term debt, less current maturities	3,270.9	5.6	0.6	-	3,277.1
Deferred income taxes	-	475.5	67.5	(6.8)	536.2
Other liabilities	134.8	47.7	149.6	-	332.1
Stockholders’ equity:
Preferred stock	-	9.0	1,430.9	(1,439.9)	-
Class A and Class B Convertible Common Stock	2.6	100.7	184.0	(284.7)	2.6
Additional paid-in capital	1,493.2	1,323.6	1,269.0	(2,592.6)	1,493.2
Retained earnings (deficit)	1,102.8	2,611.0	(1,260.8)	(1,350.2)	1,102.8
Accumulated other comprehensive income	587.2	32.4	629.2	(661.6)	587.2
Treasury stock	(609.5)	-	-	-	(609.5)

Total stockholders’ equity	2,576.3	4,076.7	2,252.3	(6,329.0)	2,576.3

Total liabilities and stockholders’ equity	$6,657.0	$4,796.7	$2,951.3	$(6,310.7)	$8,094.3

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine Months Ended November 30, 2010
Sales	$511.9	$1,503.1	$1,525.5	$(316.0)	$3,224.5
Less – excise taxes	(92.8)	(81.8)	(433.2)	-	(607.8)

Net sales	419.1	1,421.3	1,092.3	(316.0)	2,616.7
Cost of product sold	(207.4)	(896.9)	(818.1)	241.8	(1,680.6)

Gross profit	211.7	524.4	274.2	(74.2)	936.1
Selling, general and administrative expenses	(219.9)	(190.2)	(177.3)	75.2	(512.2)
Impairment of intangible assets	-	(6.9)	-	-	(6.9)
Restructuring charges	(0.5)	(2.1)	(14.8)	-	(17.4)

Operating (loss) income	(8.7)	325.2	82.1	1.0	399.6
Equity in earnings of equity method investees and subsidiaries	374.5	186.9	4.8	(373.9)	192.3
Interest (expense) income, net	(156.3)	5.8	2.6	-	(147.9)

Income before income taxes	209.5	517.9	89.5	(372.9)	444.0
Benefit from (provision for) income taxes	70.2	(204.8)	(27.9)	(1.8)	(164.3)

Net income	$279.7	$313.1	$61.6	$(374.7)	$279.7

Condensed Consolidating Statement of Operations for the Nine Months Ended November 30, 2009
Sales	$546.6	$1,451.0	$1,608.6	$(286.2)	$3,320.0
Less – excise taxes	(119.9)	(76.8)	(467.2)	-	(663.9)

Net sales	426.7	1,374.2	1,141.4	(286.2)	2,656.1
Cost of product sold	(215.9)	(843.9)	(881.7)	207.8	(1,733.7)

Gross profit	210.8	530.3	259.7	(78.4)	922.4
Selling, general and administrative expenses	(210.8)	(176.5)	(225.4)	78.4	(534.3)
Impairment of intangible assets	-	-	-	-	-
Restructuring charges	0.2	(11.0)	(16.4)	-	(27.2)

Operating income	0.2	342.8	17.9	-	360.9
Equity in earnings of equity method investees and subsidiaries	298.5	208.7	(21.0)	(315.6)	170.6
Interest expense, net	(192.1)	(5.8)	(4.1)	-	(202.0)

Income (loss) before income taxes	106.6	545.7	(7.2)	(315.6)	329.5
Benefit from (provision for) income taxes	43.7	(243.6)	18.3	2.4	(179.2)

Net income	$150.3	$302.1	$11.1	$(313.2)	$150.3

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended November 30, 2010
Sales	$176.5	$574.0	$552.1	$(111.2)	$1,191.4
Less – excise taxes	(36.2)	(28.0)	(160.8)	-	(225.0)

Net sales	140.3	546.0	391.3	(111.2)	966.4
Cost of product sold	(71.6)	(342.0)	(285.3)	84.4	(614.5)

Gross profit	68.7	204.0	106.0	(26.8)	351.9
Selling, general and administrative expenses	(73.3)	(70.0)	(58.7)	25.9	(176.1)
Impairment of intangible assets	-	(6.9)	-	-	(6.9)
Restructuring charges	(0.5)	(0.3)	2.0	-	1.2

Operating (loss) income	(5.1)	126.8	49.3	(0.9)	170.1
Equity in earnings of equity method investees and subsidiaries	171.5	70.1	3.2	(173.4)	71.4
Interest (expense) income, net	(49.3)	(1.0)	1.2	-	(49.1)

Income before income taxes	117.1	195.9	53.7	(174.3)	192.4
Benefit from (provision for) income taxes	22.2	(76.4)	1.5	(0.4)	(53.1)

Net income	$139.3	$119.5	$55.2	$(174.7)	$139.3

Condensed Consolidating Statement of Operations for the Three Months Ended November 30, 2009
Sales	$260.8	$510.6	$588.0	$(133.9)	$1,225.5
Less – excise taxes	(45.7)	(19.7)	(172.4)	-	(237.8)

Net sales	215.1	490.9	415.6	(133.9)	987.7
Cost of product sold	(114.1)	(319.5)	(318.1)	108.1	(643.6)

Gross profit	101.0	171.4	97.5	(25.8)	344.1
Selling, general and administrative expenses	(92.4)	(37.1)	(100.3)	26.9	(202.9)
Impairment of intangible assets	-	-	-	-	-
Restructuring charges	(0.2)	0.3	(5.2)	-	(5.1)

Operating income (loss)	8.4	134.6	(8.0)	1.1	136.1
Equity in earnings (losses) of equity method investees and subsidiaries	94.7	70.3	(22.9)	(107.5)	34.6
Interest (expense) income, net	(80.3)	15.8	(1.0)	-	(65.5)

Income (loss) before income taxes	22.8	220.7	(31.9)	(106.4)	105.2
Benefit from (provision for) income taxes	21.3	(82.1)	(1.8)	1.5	(61.1)

Net income (loss)	$44.1	$138.6	$(33.7)	$(104.9)	$44.1

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2010
Net cash (used in) provided by operating activities	$(313.3)	$558.1	$124.2	$-	$369.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(30.3)	(28.0)	(11.8)	-	(70.1)
Investments in equity method investees	-	(0.1)	(29.6)	-	(29.7)
Repayments related to sale of business	-	-	(1.6)	-	(1.6)
Proceeds from note receivable	60.0	-	-	-	60.0
Proceeds from sales of assets	-	3.3	12.2	-	15.5
Capital distribution from equity method investee	-	-	0.3	-	0.3
Other investing activities	-	0.3	0.2	-	0.5

Net cash provided by (used in) investing activities	29.7	(24.5)	(30.3)	-	(25.1)

Cash flows from financing activities:
Intercompany financings, net	641.3	(534.9)	(106.4)	-	-
Purchases of treasury stock	(300.0)	-	-	-	(300.0)
Principal payments of long-term debt	(99.1)	(1.0)	(1.0)	-	(101.1)
Net (repayment of) proceeds from notes payable	(3.6)	-	(13.1)	-	(16.7)
Payment of financing costs of long-term debt	(0.2)	-	-	-	(0.2)
Exercise of employee stock options	35.8	-	-	-	35.8
Excess tax benefits from stock-based payment awards	7.1	-	-	-	7.1
Proceeds from employee stock purchases	2.1	-	-	-	2.1
Proceeds from maturity of derivative instrument	-	-	-	-	-

Net cash provided by (used in) financing activities	283.4	(535.9)	(120.5)	-	(373.0)

Effect of exchange rate changes on cash and cash investments	-	-	1.6	-	1.6

Net (decrease) increase in cash and cash investments	(0.2)	(2.3)	(25.0)	-	(27.5)
Cash and cash investments, beginning of period	0.3	3.3	39.9	-	43.5

Cash and cash investments, end of period	$0.1	$1.0	$14.9	$-	$16.0

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2009
Net cash (used in) provided by operating activities	$(289.7)	$403.0	$75.4	$-	$188.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(13.4)	(49.2)	(26.6)	-	(89.2)
Investments in equity method investees	-	(0.6)	-	-	(0.6)
Proceeds from sale of business	-	262.1	14.3	-	276.4
Proceeds from note receivable	-	-	-	-	-
Proceeds from sales of assets	-	0.2	16.3	-	16.5
Capital distribution from equity method investee	-	-	0.2	-	0.2
Other investing activities	0.9	-	(0.3)	-	0.6

Net cash (used in) provided by investing activities	(12.5)	212.5	3.9	-	203.9

Cash flows from financing activities:
Intercompany financings, net	573.6	(611.5)	37.9	-	-
Purchases of treasury stock	-	-	-	-	-
Principal payments of long-term debt	(519.1)	(2.6)	(8.1)	-	(529.8)
Net proceeds from (repayment of) notes payable	197.5	-	(73.3)	-	124.2
Payment of financing costs of long-term debt	-	-	-	-	-
Exercise of employee stock options	10.7	-	-	-	10.7
Excess tax benefits from share-based payment awards	2.5	-	-	-	2.5
Proceeds from employee stock purchases	2.3	-	-	-	2.3
Proceeds from maturity of derivative instrument	33.2	-	-	-	33.2

Net cash provided by (used in) financing activities	300.7	(614.1)	(43.5)	-	(356.9)

Effect of exchange rate changes on cash and cash investments	-	-	1.5	-	1.5

Net (decrease) increase in cash and cash investments	(1.5)	1.4	37.3	-	37.2
Cash and cash investments, beginning of period	2.3	3.7	7.1	-	13.1

Cash and cash investments, end of period	$0.8	$5.1	$44.4	$-	$50.3

17.     BUSINESS SEGMENT INFORMATION:
          Prior to May 1, 2010, the Company’s internal management financial reporting consisted of two business divisions, Constellation Wines and Crown Imports. In connection with the Company’s changes during the first quarter of fiscal 2011 within its internal management structure for its Australian and U.K. business, and the Company’s revised business strategy within these markets, the Company changed its internal management financial reporting on May 1, 2010, to consist of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand and Crown Imports. However, due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company has aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, beginning May 1, 2010, the Company began reporting its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.
          The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. The financial information for the nine months and three months ended November 30, 2009, has been restated to conform to the new segment presentation.
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

          For the nine months and three months ended November 30, 2010, and November 30, 2009, restructuring charges and unusual items included in operating income consist of:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2010	2009	2010	2009
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$2.1	$7.2	$0.5	$2.0
Accelerated depreciation	1.6	15.7	0.5	1.7
Inventory write-downs	-	1.5	-	0.5
Other	0.1	3.8	0.1	1.0

Cost of Product Sold	3.8	28.2	1.1	5.2

Selling, General and Administrative Expenses
Net gain on sale of nonstrategic assets	(3.3)	-	(2.3)	-
Acquisition-related integration costs	0.2	0.2	-	0.1
Loss on contractual obligation from put option of Ruffino shareholder	-	34.3	-	34.3
Net gain on March 2009 sale of value spirits business	-	(0.2)	-	-
Other costs	5.4	35.1	1.7	11.0

Selling, General and Administrative Expenses	2.3	69.4	(0.6)	45.4

Impairment of Intangible Assets	6.9	-	6.9	-

Restructuring Charges	17.4	27.2	(1.2)	5.1

Restructuring Charges and Unusual Items	$30.4	$124.8	$6.2	$55.7

          For the nine months and three months ended November 30, 2009, restructuring charges and unusual costs included in equity in losses of equity method investees of $25.4 million consist of an impairment loss on the Company’s investment in Ruffino.
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
          Segment information is as follows:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2010	2009	2010	2009
(in millions)
CWNA:
Net sales:
Wine	$1,808.6	$1,764.8	$676.3	$670.4
Spirits	168.6	176.0	55.4	51.2

Net sales	$1,977.2	$1,940.8	$731.7	$721.6
Segment operating income	$507.0	$542.6	$193.3	$211.3
Equity in earnings of equity method investees	$11.3	$11.8	$11.5	$13.1
Long-lived tangible assets	$1,089.1	$1,116.6	$1,089.1	$1,116.6
Investment in equity method investees	$81.5	$78.9	$81.5	$78.9
Total assets	$6,767.3	$6,818.7	$6,767.3	$6,818.7
Capital expenditures	$40.6	$45.2	$18.0	$12.5
Depreciation and amortization	$66.0	$77.8	$21.6	$24.6

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2010	2009	2010	2009
(in millions)
CWAE:
Net sales:
Wine	$639.5	$715.3	$234.7	$266.1

Net sales	$639.5	$715.3	$234.7	$266.1
Segment operating income	$2.5	$11.2	$8.5	$7.0
Equity in earnings of equity method investees	$4.1	$3.5	$2.0	$1.3
Long-lived tangible assets	$357.6	$463.2	$357.6	$463.2
Investment in equity method investees	$40.1	$36.6	$40.1	$36.6
Total assets	$1,185.7	$1,609.2	$1,185.7	$1,609.2
Capital expenditures	$3.8	$13.6	$1.7	$2.0
Depreciation and amortization	$23.3	$33.0	$8.0	$9.6

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Segment operating loss	$(79.5)	$(68.1)	$(25.5)	$(26.5)
Long-lived tangible assets	$109.4	$69.7	$109.4	$69.7
Total assets	$146.1	$174.8	$146.1	$174.8
Capital expenditures	$25.7	$30.4	$7.2	$9.6
Depreciation and amortization	$13.6	$9.6	$5.0	$3.1

Crown Imports:
Net sales	$1,912.5	$1,837.7	$611.6	$502.2
Segment operating income	$356.2	$362.1	$116.1	$91.4
Long-lived tangible assets	$4.3	$5.5	$4.3	$5.5
Total assets	$355.6	$348.4	$355.6	$348.4
Capital expenditures	$0.7	$0.9	$0.3	$0.1
Depreciation and amortization	$1.3	$0.9	$0.4	$0.4

Restructuring Charges and Unusual Items:
Operating loss	$(30.4)	$(124.8)	$(6.2)	$(55.7)
Equity in losses of equity method investees	$(0.6)	$(25.4)	$-	$(25.4)

Consolidation and Eliminations:
Net sales	$(1,912.5)	$(1,837.7)	$(611.6)	$(502.2)
Operating income	$(356.2)	$(362.1)	$(116.1)	$(91.4)
Equity in earnings of Crown Imports	$177.5	$180.7	$57.9	$45.6
Long-lived tangible assets	$(4.3)	$(5.5)	$(4.3)	$(5.5)
Investment in equity method investees	$158.7	$125.9	$158.7	$125.9
Total assets	$(196.9)	$(222.5)	$(196.9)	$(222.5)
Capital expenditures	$(0.7)	$(0.9)	$(0.3)	$(0.1)
Depreciation and amortization	$(1.3)	$(0.9)	$(0.4)	$(0.4)

Consolidated:
Net sales	$2,616.7	$2,656.1	$966.4	$987.7
Operating income	$399.6	$360.9	$170.1	$136.1
Equity in earnings of equity method investees	$192.3	$170.6	$71.4	$34.6
Long-lived tangible assets	$1,556.1	$1,649.5	$1,556.1	$1,649.5
Investment in equity method investees	$280.3	$241.4	$280.3	$241.4
Total assets	$8,257.8	$8,728.6	$8,257.8	$8,728.6
Capital expenditures	$70.1	$89.2	$26.9	$24.1
Depreciation and amortization	$102.9	$120.4	$34.6	$37.3

18.     ACCOUNTING GUIDANCE NOT YET ADOPTED:
          Intangibles – goodwill and other –
          In December 2010, the FASB issued amended guidance for when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amended guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. Any resulting goodwill impairment upon adoption should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company is required to adopt the guidance for its annual and interim periods beginning March 1, 2011. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.
19.     SUBSEQUENT EVENT:
          On December 23, 2010, the Company signed an agreement to sell its Australian and U.K. business. The transaction is valued at approximately AUD$290 million (U.S.$290 million as of December 23, 2010), subject to closing adjustments. The Company will receive cash proceeds in an amount equivalent to approximately AUD$230 million (U.S.$230 million as of December 23, 2010), subject to closing adjustments, and will retain an approximate 20 percent interest in the business. This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio, generating strong free cash flow and improving return on invested capital in order to drive profitable, organic growth. The Company expects to use the net cash proceeds from this transaction to reduce net borrowings under the 2006 Credit Agreement. The Company expects the transaction to close by the end of January 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          The Company is currently the world’s leading wine company with a broad portfolio of consumer-preferred premium wine brands complemented by spirits, imported beer and other select beverage alcohol products. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in a joint venture with Grupo Modelo, S.A.B. de C.V. This imported beers joint venture operates as Crown Imports LLC and is referred to hereinafter as “Crown Imports.” The Company is the leading premium wine company in the U.S.; currently a leading producer and exporter of wine from Australia and New Zealand; the leading producer and marketer of wine in Canada; and currently a major supplier of beverage alcohol in the United Kingdom (“U.K.”). Through its current investment in a joint venture with Punch Taverns plc, the Company has an interest in a U.K. wholesale business (“Matthew Clark”), which is the U.K.’s leading independent premier drinks wholesaler serving the on-trade drinks industry. Subsequent to November 30, 2010, the Company announced it has signed an agreement to sell its Australian and U.K. business to an Australian private equity firm (see “Recent Developments” below). The remaining discussion within this “Overview” section will reflect the Company’s business as it is through the date of this Quarterly Report.
          In connection with the Company’s changes during the first quarter of fiscal 2011 within its internal management structure for its Australian and U.K. business, and the Company’s revised business strategy within these markets, the Company changed its internal management financial reporting on May 1, 2010, to consist of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand and Crown Imports. However, due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company has aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, beginning May 1, 2010, the Company began reporting its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). Prior to the changes noted above, the Company’s internal management financial reporting consisted of two business divisions, Constellation Wines and Crown Imports. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.
          The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. The financial information for Third Quarter 2010 and Nine Months 2010 (each as defined below) has been restated to conform to the new segment presentation.
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

          The Company’s business strategy in the CWNA segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits and imported beers. In this segment, the Company intends to continue to focus on growing premium product categories and expects to capitalize on its size and scale in the marketplace to profitably grow the business. During Fiscal 2010 (as defined below), the Company began implementation of a strategic project to consolidate its U.S. distributor network in key markets and create a new go-to-market strategy designed to focus the full power of its U.S. wine and spirits portfolio in order to improve alignment of dedicated, selling resources which is expected to drive organic growth. In connection with this strategy, the Company negotiated long-term contracts with five U.S. distributors who currently represent about 60% of the Company’s branded wine and spirits volume in the U.S. These distributor contracts include commitments that required and will require distributors to purchase specified levels of the Company’s branded wine and spirits products during the second half of fiscal 2010 and during Fiscal 2011 (as defined below). This has benefited the Company’s net sales and operating income for its U.S. branded wine and spirits business. Following the end of Fiscal 2011, the distributor inventory levels related to the Company’s branded wine and spirits products should remain stable as shipments on an annual basis to these distributors will essentially equal the distributors’ shipments to retailers for the remainder of the terms of these contracts, which extend through the end of fiscal 2015. The Company believes that this is the right strategy to take in order to position the Company for future growth in a consolidating market. In addition, recent U.S. market trends and sales from distributors to retailers of the Company’s branded wine and spirits products indicate that the Company has benefited from this new go-to-market strategy in Nine Months 2011 (as defined below).
          In addition, in the U.S., the calendar 2010 grape harvest came in lower than the calendar 2009 grape harvest. The Company continues to expect the overall supply of wine to remain generally in balance with demand within the U.S.
          In response to the continuing competitive conditions in the U.K. and Australia, the Company’s business strategy in the CWAE segment previously included tightening of its portfolio focus, increasing efficiencies, reducing costs and improving cash generation. This strategy was adopted to assist the Company in its efforts to effectively deal with some of the long-term challenges the Company was currently facing in the U.K. and Australia markets, as further described below.
          The Company remains committed to its long-term financial model of growing sales, expanding margins, increasing cash flow and reducing borrowings to achieve earnings per share growth and improve return on invested capital.
          Marketing, sales and distribution of the Company’s products are managed on a geographic basis in order to fully leverage leading market positions within each core market. Market dynamics and consumer trends vary significantly across the Company’s current five core markets (U.S., Canada, New Zealand, U.K. and Australia) within the Company’s current four geographic regions (North America, New Zealand, Europe and Australia). Within North America, the Company offers a range of beverage alcohol products across the branded wine and spirits and, through Crown Imports, imported beer categories in the U.S. Within the Company’s remaining geographies, the Company primarily offers branded wine.
          The environment for the Company’s products is competitive in each of the Company’s current core markets. In particular, the U.K. and Australian markets are highly competitive, as further described below. The U.K. wine market is primarily an import market with Australian wines comprising approximately one-fifth of all wine sales in the U.K. off-premise business. The Australian wine market is primarily a domestic market. The Company has leading share positions in the Australian wine category in both the U.K. and Australian markets.

          Due to competitive conditions in the U.K. and Australia, it has been difficult for the Company in recent fiscal periods to recover certain cost increases, in particular, the duty increases in the U.K. which have been imposed at least annually for the past several years. In the U.K., significant consolidation at the retail level has resulted in a limited number of large retailers controlling a significant portion of the off-premise wine business. The continuing surplus of Australian wine has made and continues to make low cost bulk wine available to these U.K. retailers which has allowed certain of these large retailers to create and build private label brands in the Australian wine category. Periodically, the Company has implemented price increases in the U.K. and Australia in an effort to cover certain cost increases, including the U.K. duty increases, and to improve profitability; however, the concentrated retail environment, competition from private label causing deterioration of retail pricing, foreign exchange volatility and a challenging economic environment have all contributed to declining gross margins for the Company’s Australian and U.K. business in recent periods. As discussed previously, the Company’s strategy in the CWAE segment had been revised to address some of these long-term challenges, including tightening of the portfolio focus, increasing efficiencies, reducing costs and improving cash generation.
          For the three months ended November 30, 2010 (“Third Quarter 2011”), the Company’s net sales decreased 2% over the three months ended November 30, 2009 (“Third Quarter 2010”), primarily due to the divestiture of the U.K. cider business (see “Divestitures in Fiscal 2010” below). Operating income increased 25% over the comparable prior year period primarily due to a decrease in restructuring charges and unusual items for Third Quarter 2011 compared to Third Quarter 2010. Net income increased significantly over the comparable prior year period primarily due to the items discussed above combined with lower interest expense and a reduction in the Company’s provision for income taxes.
          For the nine months ended November 30, 2010 (“Nine Months 2011”), the Company’s net sales decreased 1% over the nine months ended November 30, 2009 (“Nine Months 2010”), primarily due to the divestiture of the U.K. cider business, partially offset by a favorable product mix shift in the U.S. branded wine portfolio. Operating income increased 11% over the comparable prior year period primarily due to a decrease in restructuring charges and unusual items for Nine Months 2011 compared to Nine Months 2010. Net income increased 86% over the comparable prior year period primarily due to the items discussed above combined with lower interest expense and a reduction in the Company’s provision for income taxes.
          The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Third Quarter 2011 compared to Third Quarter 2010 and Nine Months 2011 compared to Nine Months 2010, and (ii) financial liquidity and capital resources for Nine Months 2011. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2011 (“Fiscal 2011”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 (“Fiscal 2010”).
Recent Developments
          On December 23, 2010, the Company signed an agreement to sell its Australian and U.K. business. The transaction is valued at approximately AUD$290 million (U.S.$290 million as of December 23, 2010), subject to closing adjustments. The Company will receive cash proceeds in an amount equivalent to approximately AUD$230 million (U.S.$230 million as of December 23, 2010), subject to closing adjustments, and will retain an approximate 20 percent interest in the business. This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio, generating strong free cash flow and improving return on invested capital in order to drive profitable, organic growth. The Company expects to use the net cash proceeds from this transaction to reduce net borrowings under the 2006 Credit Agreement (as defined below under “Financial Liquidity and Capital Resources – Senior Credit Facility”). The Company expects the transaction to close by the end of January 2011.

Equity Method Investment in Fiscal 2011
          In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option may be exercised during the period starting from January 1, 2010, and ending on December 31, 2010. In the year ended February 28, 2010, the 9.9% shareholder of Ruffino notified the Company that it was exercising its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should affect the validity of the put option. The price of the option representing the remaining 50.1% interest in Ruffino is based upon a formula contained in the joint venture agreement. The formula is subject to a number of variables, including certain results of Ruffino through the date of the closing of the put option. The Company currently estimates that the cash settlement for this put option could be as much as €55 million ($71 million). However, based upon the arbitration proceedings commenced by the Company against the 50.1% shareholder, the Company concluded as of November 30, 2010, that it is not probable that there is a likelihood of loss under this contingent obligation. Therefore, no liability has been recorded by the Company related to this contingent obligation and an estimate of any loss is currently not estimable. As of November 30, 2010, the Company’s investment in Ruffino was $5.3 million.
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
          Value Spirits Business
          In March 2009, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million in connection with this divestiture. In the first quarter of fiscal 2011, the Company received full payment of the note receivable. The Company retained certain premium spirits brands, including SVEDKA Vodka, Black Velvet Canadian Whisky and Paul Masson Grande Amber Brandy. This transaction is consistent with the Company’s strategic focus on premium, higher-growth and higher-margin brands in its portfolio. In connection with the classification of this business as an asset group held for sale as of February 28, 2009, the Company’s CWNA segment recorded a loss of $15.6 million in the fourth quarter of fiscal 2009, primarily related to asset impairments. In the first quarter of fiscal 2010, the Company’s CWNA segment recognized a net gain of $0.2 million, which included a gain on settlement of a postretirement obligation of $1.0 million, partially offset by an additional loss of $0.8 million. This net gain is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

Results of Operations
Third Quarter 2011 Compared to Third Quarter 2010
          Net Sales
          The following table sets forth the net sales (in millions of dollars) by reportable segment of the Company for Third Quarter 2011 and Third Quarter 2010.

	Third	Third
	Quarter	Quarter	% Increase
	2011	2010	(Decrease)
CWNA
Wine	$676.3	$670.4	1%
Spirits	55.4	51.2	8%

CWNA net sales	731.7	721.6	1%
CWAE
Wine	234.7	266.1	(12)%

CWAE net sales	234.7	266.1	(12)%
Crown Imports net sales	611.6	502.2	22%
Consolidations and eliminations	(611.6)	(502.2)	(22)%

Consolidated Net Sales	$966.4	$987.7	(2)%

          Net sales for Third Quarter 2011 decreased to $966.4 million from $987.7 million for Third Quarter 2010, a decrease of $21.3 million, or (2%). This decrease resulted primarily from the divestiture of the U.K. cider business of $31.0 million, partially offset by an increase in U.S. branded wine net sales.
          Constellation Wines North America
          Net sales for CWNA increased to $731.7 million for Third Quarter 2011 from $721.6 million for Third Quarter 2010, an increase of $10.1 million, or 1%. Wine net sales increased $5.9 million primarily due to favorable product mix shift in the U.S. branded wine portfolio due largely to certain U.S. distributor contractual commitments, partially offset by lower U.S. branded wine volume. Spirits net sales increased $4.2 million primarily due to volume growth of SVEDKA Vodka which was driven, in part, by the prior year’s lower volumes in Third Quarter 2010 in connection with the U.S. distributor consolidation transition.
          Constellation Wines Australia and Europe
          Net sales for CWAE decreased to $234.7 million for Third Quarter 2011 from $266.1 million for Third Quarter 2010, a decrease of $31.4 million, or (12%). Wine net sales decreased $31.4 million primarily due to a decrease in net sales of $31.0 million in connection with the divestiture of the U.K. cider business.
          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

          Gross Profit
          The Company’s gross profit increased to $351.9 million for Third Quarter 2011 from $344.1 million for Third Quarter 2010, an increase of $7.8 million, or 2%. This increase is due to an increase in CWNA’s gross profit of $7.6 million and a reduction in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $4.1 million, partially offset by a decrease in CWAE’s gross profit of $3.9 million. The increase in CWNA’s gross profit is primarily due to the favorable product mix shift across all of CWNA’s core markets, partially offset by the flow through of higher calendar 2008 U.S. grape costs. The decrease in unusual items is primarily due to a decrease in the flow through of inventory step-up of $1.5 million associated primarily with the December 2007 acquisition of Beam Wine Estates, Inc. (“BWE”) and a decrease in accelerated depreciation of $1.2 million associated with certain restructuring programs. CWAE’s gross profit decrease is primarily due to the divestiture of the U.K. cider business. Gross profit as a percent of net sales increased to 36.4% for Third Quarter 2011 from 34.8% for Third Quarter 2010 primarily due to (i) growth of higher-margin CWNA branded wine and spirits net sales (driven primarily by favorable U.S. branded wine product mix shift and divestiture of the lower-margin U.K. cider business) and (ii) the decrease in unusual items; partially offset by the flow through of the higher calendar 2008 U.S. grape costs.
          Selling, General and Administrative Expenses
          Selling, general and administrative expenses decreased to $176.1 million for Third Quarter 2011 from $202.9 million for Third Quarter 2010, a decrease of $26.8 million, or (13%). This decrease is due to decreases of (i) $46.0 million of unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, (ii) $5.4 million in the CWAE segment and (iii) $1.0 million in the Corporate Operations and Other segment, partially offset by an increase of $25.6 million in the CWNA segment. The decrease in unusual items is due primarily to the recognition in Third Quarter 2010 of a loss of $34.3 million on the contractual obligation created by the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company for a specified minimum value of €23.5 million. The decrease in CWAE’s selling, general and administrative expense is primarily due to the divestiture of the U.K. cider business. The decrease in Corporate Operations and Other’s selling, general and administrative expenses is due primarily to a decrease in general and administrative expenses resulting largely from foreign currency transactional gains. The increase in CWNA’s selling, general and administrative expenses is primarily due to increases in general and administrative expenses of $16.9 million and advertising expenses of $5.8 million. The increase in general and administrative expenses is primarily due to the Company’s initiative to implement a comprehensive, multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform to improve the accessibility of information and visibility of global data (“Project Fusion”), higher annual management incentive compensation expense and lower gains on foreign currency transactions. The increase in advertising expenses is primarily due to a planned increase in marketing and advertising spend behind the segment’s branded wine and spirits portfolio.
          Selling, general and administrative expenses as a percent of net sales decreased to 18.2% for Third Quarter 2011 as compared to 20.5% for Third Quarter 2010 primarily due to the factors discussed above, partially offset by the lower U.S. branded wine volume.
          Impairment of Intangible Assets
          The Company recorded an impairment loss of $6.9 million for Third Quarter 2011 on certain U.S. trademarks in connection with the Company’s decision to discontinue certain wine brands within its CWNA segment’s wine portfolio. No such impairments were recorded for Third Quarter 2010.

          Restructuring Charges
          The Company recorded a credit of $1.2 million for restructuring charges for Third Quarter 2011 associated with the Company’s plan (announced in April 2009) to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”) and the Company’s plan (announced in August 2008) to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”). Restructuring charges included credits of $0.8 million of net gains recognized on the sale of assets in Australia and $0.7 million of employee termination benefit costs, partially offset by $0.3 million of facility consolidation/relocation costs. The Company recorded $5.1 million of restructuring charges for Third Quarter 2010 associated primarily with the Company’s Global Initiative.
          In addition, the Company incurred additional costs for Third Quarter 2011 and Third Quarter 2010 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Third Quarter 2011 and Third Quarter 2010 are as follows:

	Third	Third
	Quarter	Quarter
	2011	2010
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.5	$1.7
Inventory write-downs	$-	$0.5
Other	$-	$1.0

Selling, General and Administrative Expenses
Acquisition-related integration costs	$-	$0.1
Other costs	$1.7	$11.0

Restructuring Charges	$(1.2)	$5.1
          For a discussion of costs expected to be incurred for Fiscal 2011 in connection with the Company’s restructuring and acquisition-related integration plans, see “Nine Months 2011 Compared to Nine Months 2010 – Restructuring Charges” below.
          Operating Income
          The following table sets forth the operating income (loss) (in millions of dollars) by reportable segment of the Company for Third Quarter 2011 and Third Quarter 2010.

	Third	Third
	Quarter	Quarter	% (Decrease)
	2011	2010	Increase
CWNA	$193.3	$211.3	(9)%
CWAE	8.5	7.0	21%
Corporate Operations and Other	(25.5)	(26.5)	4%
Crown Imports	116.1	91.4	27%
Consolidations and eliminations	(116.1)	(91.4)	(27)%

Total Reportable Segments	176.3	191.8	(8)%
Restructuring Charges and Unusual Items	(6.2)	(55.7)	NM

Consolidated Operating Income	$170.1	$136.1	25%

          NM = Not Meaningful

          As a result of the factors discussed above, consolidated operating income increased to $170.1 million for Third Quarter 2011 from $136.1 million for Third Quarter 2010, an increase of $34.0 million, or 25%. Restructuring charges and unusual items of $6.2 million and $55.7 million for Third Quarter 2011 and Third Quarter 2010, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Third	Third
	Quarter	Quarter
	2011	2010
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$0.5	$2.0
Accelerated depreciation	0.5	1.7
Inventory write-downs	-	0.5
Other	0.1	1.0

Cost of Product Sold	1.1	5.2

Selling, General and Administrative Expenses
Net gain on sale of nonstrategic asset	(2.3)	-
Loss on contractual obligation from put option of Ruffino shareholder	-	34.3
Acquisition-related integration costs	-	0.1
Other costs	1.7	11.0

Selling, General and Administrative Expenses	(0.6)	45.4

Impairment of Intangible Assets	6.9	-

Restructuring Charges	(1.2)	5.1

Restructuring Charges and Unusual Items	$6.2	$55.7

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees increased to $71.4 million in Third Quarter 2011 from $34.6 million in Third Quarter 2010, an increase of $36.8 million. This increase is primarily due to the Company’s recognition for Third Quarter 2010 of an impairment of $25.4 million related to its CWNA segment’s investment in Ruffino and higher equity in earnings of $12.3 million from the Company’s Crown Imports joint venture.
          Net sales for Crown Imports increased to $611.6 million for Third Quarter 2011 from $502.2 million for Third Quarter 2010, an increase of $109.4 million, or 22%. This increase resulted primarily from volume growth within the Crown Imports Mexican beer portfolio. Volume was positively impacted in Third Quarter 2011 as wholesaler inventories in the U.S. were returned to more normal levels after the disruption of product distribution into the U.S. during the second quarter of fiscal 2011 from a brewery strike in Mexico and the June 2010 Hurricane Alex. Crown Imports gross profit increased $33.3 million, or 23%, primarily due to these factors, partially offset by a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $8.6 million, or 16%, primarily due to an increase in general and administrative expenses driven largely by an unfavorable arbitration panel decision in Third Quarter 2011 related to a matter with one of Crown Imports’ former distributors. The combination of these factors were the main contributors to the increase in operating income of $24.7 million, or 27%.

          Interest Expense, Net
          Interest expense, net of interest income of $0.9 million and $3.1 million, for Third Quarter 2011 and Third Quarter 2010, respectively, decreased to $49.1 million for Third Quarter 2011 from $65.5 million for Third Quarter 2010, a decrease of $16.4 million, or (25%). The decrease resulted primarily from lower average interest rates for the Company combined with reduced average borrowings for Third Quarter 2011.
          Provision for Income Taxes
          The Company’s effective tax rate for Third Quarter 2011 and Third Quarter 2010 was 27.6% and 58.1%, respectively. The Company’s effective tax rate for Third Quarter 2011 includes a decrease in uncertain tax positions in connection with the completion of various income tax examinations during Third Quarter 2011. The Company’s effective tax rate for Third Quarter 2010 includes the recognition of nondeductible charges of $59.7 million related to the Company’s Ruffino investment.
          Net Income
          As a result of the above factors, net income increased to $139.3 million for Third Quarter 2011 from $44.1 million for Third Quarter 2010, an increase of $95.2 million.
Nine Months 2011 Compared to Nine Months 2010
          Net Sales
          The following table sets forth the net sales (in millions of dollars) by reportable segment of the Company for Nine Months 2011 and Nine Months 2010.

	Nine	Nine
	Months	Months	% Increase
	2011	2010	(Decrease)
CWNA
Wine	$1,808.6	$1,764.8	2%
Spirits	168.6	176.0	(4)%

CWNA net sales	1,977.2	1,940.8	2%
CWAE
Wine	639.5	715.3	(11)%

CWAE net sales	639.5	715.3	(11)%
Crown Imports net sales	1,912.5	1,837.7	4%
Consolidations and eliminations	(1,912.5)	(1,837.7)	(4)%

Consolidated Net Sales	$2,616.7	$2,656.1	(1)%

          Net sales for Nine Months 2011 decreased to $2,616.7 million from $2,656.1 million for Nine Months 2010, a decrease of $39.4 million, or (1%). This decrease resulted primarily from the divestitures of the U.K. cider and value spirits businesses of $110.6 million, partially offset by a favorable year-over-year foreign currency translation impact of $43.7 million and increases in U.S. branded wine net sales and U.K. branded wine net sales (on a constant currency basis).

          Constellation Wines North America
          Net sales for CWNA increased to $1,977.2 million for Nine Months 2011 from $1,940.8 million for Nine Months 2010, an increase of $36.4 million, or 2%. Wine net sales increased $43.8 million primarily due to favorable product mix shift in the U.S. branded wine portfolio due largely to certain U.S. distributor contractual commitments and a favorable year-over-year foreign currency translation impact of $30.7 million, partially offset by increased U.S. promotional spend and lower U.S. branded wine volume. Spirits net sales decreased $7.4 million primarily due to a decrease in net sales of $14.8 million in connection with the divestiture of the value spirits business, partially offset by volume growth and favorable product mix shift primarily due to growth in SVEDKA Vodka net sales.
          Constellation Wines Australia and Europe
          Net sales for CWAE decreased to $639.5 million for Nine Months 2011 from $715.3 million for Nine Months 2010, a decrease of $75.8 million, or (11%). Wine net sales decreased $75.8 million primarily due to a decrease in net sales of $95.8 million in connection with the divestiture of the U.K. cider business, partially offset by volume growth of lower-margin wine in the U.K.
          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.
          Gross Profit
          The Company’s gross profit increased to $936.1 million for Nine Months 2011 from $922.4 million for Nine Months 2010, an increase of $13.7 million, or 1%. This increase is due to a decrease in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $24.4 million and an increase in CWNA’s gross profit of $10.7 million, partially offset by a decrease in CWAE’s gross profit of $21.4 million. The decrease in unusual items is primarily due to decreases in accelerated depreciation of $14.1 million associated with certain restructuring programs and the flow through of inventory step-up of $5.1 million associated primarily with the BWE acquisition. The increase in CWNA’s gross profit is primarily due to favorable product mix shift (primarily in the U.S. branded wine portfolio) and a favorable foreign currency translation impact of $13.2 million, partially offset by increased U.S. promotional spend, the flow through of higher calendar 2008 U.S. grape costs and lower U.S. branded wine volume. The decrease in CWAE’s gross profit is primarily due to the divestiture of the U.K. cider business. Gross profit as a percent of net sales increased to 35.8% for Nine Months 2011 from 34.7% for Nine Months 2010 primarily due to the decrease in unusual items and growth of higher-margin CWNA branded wine and spirits net sales (driven primarily by favorable U.S. branded wine product mix shift and divestiture of the lower-margin U.K. cider business), partially offset by the negative impact of the increased U.S. promotional spend and the flow through of the higher calendar 2008 U.S. grape costs.

          Selling, General and Administrative Expenses
          Selling, general and administrative expenses decreased to $512.2 million for Nine Months 2011 from $534.3 million for Nine Months 2010, a decrease of $22.1 million, or (4%). This decrease is due to decreases of $67.1 million in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, and $12.7 million in the CWAE segment, partially offset by increases of $46.3 million in the CWNA segment and $11.4 million in the Corporate Operations and Other segment. The decrease in unusual items is primarily due to the recognition in Nine Months 2010 of a loss of $34.3 million on the contractual obligation created by the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company for a specified minimum value of €23.5 million and a decrease of $29.8 million of other costs in connection with the Company’s restructuring activities driven primarily by the Global Initiative. The decrease in CWAE’s selling, general and administrative expense is primarily due to the divestiture of the U.K. cider business. The increase in CWNA’s selling, general and administrative expenses is due to increases (on a constant currency basis) in general and administrative expenses of $21.4 million, selling expenses of $9.2 million and advertising expenses of $8.1 million, combined with an unfavorable year-over-year foreign currency translation impact of $7.6 million. The increases in general and administrative expenses and selling expenses are primarily due to costs associated with Project Fusion, higher compensation and benefits driven largely by higher annual management incentive compensation expense, and higher consulting service fees associated with the segment’s review of certain business and process improvement opportunities. The increase in advertising expenses is primarily due to a planned increase in marketing and advertising spend behind the segment’s branded wine and spirits portfolio. The increase in Corporate Operations and Other’s selling, general and administrative expenses is due to an increase in general and administrative expenses resulting largely from higher annual management incentive compensation expense and higher stock-based compensation expense.
          Selling, general and administrative expenses as a percent of net sales decreased to 19.6% for Nine Months 2011 as compared to 20.1% for Nine Months 2010 primarily due to the factors discussed above, partially offset by the increased U.S. promotional spend.
          Impairment of Intangible Assets
          The Company recorded an impairment loss of $6.9 million for Nine Months 2011 on certain U.S. trademarks in connection with the Company’s decision to discontinue certain wine brands within its CWNA segment’s wine portfolio. No such impairments were recorded for Nine Months 2010.
          Restructuring Charges
          The Company recorded $17.4 million of restructuring charges for Nine Months 2011 associated primarily with the Company’s Global Initiative and Australian Initiative. Restructuring charges included $10.4 million of employee termination benefit costs, $5.0 million of net noncash charges related primarily to the write-down of property, plant and equipment, net, held for sale in Australia, $1.4 million of facility consolidation/relocation costs and $0.6 million of contract termination costs. The Company recorded $27.2 million of restructuring charges for Nine Months 2010 associated primarily with the Company’s Global Initiative and Australian Initiative.

          In addition, the Company incurred additional costs for Nine Months 2011 and Nine Months 2010 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Nine Months 2011 and Nine Months 2010 are as follows:

	Nine	Nine
	Months	Months
	2011	2010
(in millions)
Cost of Product Sold
Accelerated depreciation	$1.6	$15.7
Inventory write-downs	$-	$1.5
Other	$-	$3.8

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	$(1.0)	$-
Acquisition-related integration costs	$0.2	$0.2
Other costs	$5.4	$35.1

Restructuring Charges	$17.4	$27.2
          The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2011:

Expected
Fiscal
2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$1.9

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	$(1.0)
Acquisition-related integration costs	$0.5
Other costs	$5.7

Restructuring Charges	$23.1
          Operating Income
          The following table sets forth the operating income (loss) (in millions of dollars) by reportable segment of the Company for Nine Months 2011 and Nine Months 2010.

	Nine	Nine
	Months	Months	% (Decrease)
	2011	2010	Increase
CWNA	$507.0	$542.6	(7)%
CWAE	2.5	11.2	(78)%
Corporate Operations and Other	(79.5)	(68.1)	(17)%
Crown Imports	356.2	362.1	(2)%
Consolidations and eliminations	(356.2)	(362.1)	2%

Total Reportable Segments	430.0	485.7	(11)%
Restructuring Charges and Unusual Items	(30.4)	(124.8)	NM

Consolidated Operating Income	$399.6	$360.9	11%

          As a result of the factors discussed above, consolidated operating income increased to $399.6 million for Nine Months 2011 from $360.9 million for Nine Months 2010, an increase of $38.7 million, or 11%. Restructuring charges and unusual items of $30.4 million and $124.8 million for Nine Months 2011 and Nine Months 2010, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Nine	Nine
	Months	Months
	2011	2010
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$2.1	$7.2
Accelerated depreciation	1.6	15.7
Inventory write-downs	-	1.5
Other	0.1	3.8

Cost of Product Sold	3.8	28.2

Selling, General and Administrative Expenses
Acquisition-related integration costs	0.2	0.2
Net gain on sale of nonstrategic assets	(3.3)	-
Loss on contractual obligation from put option of Ruffino shareholder	-	34.3
Net gain on March 2009 sale of value spirits business	-	(0.2)
Other costs	5.4	35.1

Selling, General and Administrative Expenses	2.3	69.4

Impairment of Intangible Assets	6.9	-

Restructuring Charges	17.4	27.2

Restructuring Charges and Unusual Items	$30.4	$124.8

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees increased to $192.3 million in Nine Months 2011 from $170.6 million in Nine Months 2010, an increase of $21.7 million, or 13%. This increase is primarily due to the Company’s recognition for Third Quarter 2010 of an impairment of $25.4 million related to its CWNA segment’s investment in Ruffino, partially offset by lower equity in earnings of $3.2 million from the Company’s Crown Imports joint venture.
          Net sales for Crown Imports increased to $1,912.5 million for Nine Months 2011 from $1,837.7 million for Nine Months 2010, an increase of $74.8 million, or 4%. This increase resulted primarily from volume growth partially offset by a negative shift in mix within the Crown Imports Mexican beer portfolio. Crown Imports gross profit increased $6.2 million, or 1%, primarily due to these factors combined with a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $12.1 million, or 7%, primarily due to an increase in general and administrative expenses driven largely by an unfavorable arbitration panel decision in Third Quarter 2011 related to a matter with one of Crown Imports’ former distributors. The combination of these factors were the main contributors to the decrease in operating income of $5.9 million, or (2%).

          Interest Expense, Net
          Interest expense, net of interest income of $2.6 million and $7.7 million, for Nine Months 2011 and Nine Months 2010, respectively, decreased to $147.9 million for Nine Months 2011 from $202.0 million for Nine Months 2010, a decrease of $54.1 million, or (27%). The decrease resulted primarily from lower average interest rates for the Company combined with reduced average borrowings for Nine Months 2011.
          Provision for Income Taxes
          The Company’s effective tax rate for Nine Months 2011 and Nine Months 2010 was 37.0% and 54.4%, respectively. The Company’s effective tax rate for Nine Months 2011 includes the recognition of a valuation allowance against deferred tax assets in the U.K. of $30.1 million, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during Nine Months 2011. The Company’s effective tax rate for Nine Months 2010 includes the recognition of (i) $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill, and (ii) nondeductible charges of $59.7 million related to the Company’s Ruffino investment; partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during Nine Months 2010.
          Net Income
          As a result of the above factors, net income increased to $279.7 million for Nine Months 2011 from $150.3 million for Nine Months 2010, an increase of $129.4 million, or 86%.
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
          The Company has maintained adequate liquidity to meet current working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, the Company believes that cash flows from operating activities and its financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

          As of December 31, 2010, the Company had $700.9 million in revolving loans available to be drawn under its 2006 Credit Agreement. The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.
Nine Months 2011 Cash Flows
          Operating Activities
          Net cash provided by operating activities for Nine Months 2011 was $369.0 million, which resulted primarily from net income of $279.7 million; plus $222.6 million of net noncash items charged to the Consolidated Statements of Operations; partially offset by net cash used in the net change in the Company’s operating assets and liabilities of $114.8 million.
          The net noncash items consisted primarily of depreciation expense, deferred tax provision and stock-based compensation expense. The net cash used in the net change in the Company’s operating assets and liabilities was driven primarily by an increase in accounts receivable, net, of $344.3 million, partially offset by increases in other accrued expenses and liabilities of $76.0 million and accounts payable of $72.6 million and a decrease in inventories of $52.5 million. The increase in accounts receivable, net, is due largely to the increase in November 2010 net sales in connection with the seasonality of the holiday season combined with the fact that January and February are typically the Company’s lowest selling months. In addition, this seasonal change was even more pronounced due to the lighter than normal sales in the fourth quarter of fiscal 2010 associated with the U.S. distributor consolidation transition. The increase in other accrued expenses and liabilities is largely due to the timing of income tax payments and an increase in accrued promotions and advertising driven primarily by the increased U.S. promotional spend. The increase in accounts payable is due primarily to the seasonality of the calendar 2010 U.S. grape harvest. The decrease in inventories is due largely to decreases in Australian and New Zealand inventory levels due primarily to the seasonality of the calendar 2010 Australian and New Zealand grape harvests, partially offset by an increase in inventory in the U.S. associated with the seasonality of the calendar 2010 U.S. grape harvest.
          Investing Activities
          Net cash used in investing activities for Nine Months 2011 was $25.1 million, which resulted primarily from $70.1 million of capital expenditures and a $29.6 million payment in connection with the settlement of the irrevocable and unconditional put option of the incremental 9.9% ownership interest associated with the Company’s equity method investment, Ruffino, partially offset by $60.0 million of proceeds from the note receivable received in connection with the divestiture of the value spirits business.
          Financing Activities
          Net cash used in financing activities for Nine Months 2011 was $373.0 million resulting primarily from $300.0 million of purchases of treasury stock through the ASB transaction (as defined below) and $101.1 million of principal payments of long-term debt, partially offset by $35.8 million of proceeds from exercise of employee stock options.

Share Repurchase
          In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During Nine Months 2011, the Company repurchased 17,223,404 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $300.0 million, or an average cost of $17.42 per share, through a collared accelerated stock buyback (“ASB”) transaction that was announced in April 2010. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional installment of 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. In November 2010, the Company received the final installment of 3,421,924 shares of Class A Common Stock following the end of the calculation period on November 24, 2010. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. During Nine Months 2011, the Company has used cash flows from operating activities to repay the revolver borrowings under the 2006 Credit Agreement used to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.
Debt
          Total debt outstanding as of November 30, 2010, amounted to $3,726.6 million, a decrease of $108.9 million from February 28, 2010.
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
          As of November 30, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $225.0 million bearing an interest rate of 1.6%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $53.7 million bearing an interest rate of 1.6%, 2013 Revolving Facility of $232.0 million bearing an interest rate of 2.7%, outstanding letters of credit of $13.9 million, and $542.4 million in revolving loans available to be drawn.
          As of December 31, 2010, under the 2006 Credit Agreement, the Company had outstanding Tranche A Term Loans of $150.0 million bearing an interest rate of 1.6%, 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $25.1 million bearing an interest rate of 1.6%, 2013 Revolving Facility of $102.1 million bearing an interest rate of 2.7%, outstanding letters of credit of $13.9 million, and $700.9 million in revolving loans available to be drawn.

          Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For Nine Months 2010 and Third Quarter 2010, the Company reclassified net losses of $20.0 million and $7.1 million, respectively, net of income tax effect, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations for Nine Months 2011 and Third Quarter 2011.
Accounting Guidance Not Yet Adopted
          Intangibles – goodwill and other –
          In December 2010, the FASB issued amended guidance for when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amended guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. Any resulting goodwill impairment upon adoption should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company is required to adopt the guidance for its annual and interim periods beginning March 1, 2011. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.

Information Regarding Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation the statements under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected restructuring charges, accelerated depreciation, acquisition-related integration costs, other costs, and gain on sale of nonstrategic assets, (iii) information concerning expected or potential actions of third parties, (iv) information concerning the future expected balance of supply and demand for wine, (v) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network, and (vi) information concerning the sale of the Company’s Australian and U.K. business are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i) the impact upon results of operations resulting from the decision to consolidate the Company’s U.S. distributor network will vary from current expectations due to implementation of consolidation activities and actual U.S. distributor transition experience, (ii) the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual consumer demand, (iii) the Company’s restructuring charges, accelerated depreciation, acquisition-related integration costs, other costs, and gain on sale of nonstrategic assets may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets identified for sale, product portfolio rationalizations, production footprint, and/or other costs of implementation, and (iv) the sale of the Company’s Australian and U.K. business may not close or may not close on the anticipated timetable. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

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
          Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of November 30, 2010, the Company had exposures to foreign currency risk primarily related to the Australian dollar, euro, New Zealand dollar, British pound sterling, Canadian dollar and South African rand.
          As of November 30, 2010, and November 30, 2009, the Company had outstanding foreign currency derivative instruments with a notional value of $1,004.1 million and $1,144.3 million, respectively. Approximately 79% of the Company’s total exposures were hedged as of November 30, 2010, including most of the Company’s balance sheet exposures and certain of the Company’s forecasted transactional exposures for the year ending February 28, 2011. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $19.9 million and $23.5 million as of November 30, 2010, and November 30, 2009, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of November 30, 2010, and November 30, 2009, the fair value of open foreign currency contracts would have been decreased by $11.1 million and $37.8 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
          The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,085.8 million and $2,219.4 million as of November 30, 2010, and November 30, 2009, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2010, and November 30, 2009, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $94.0 million and $96.2 million, respectively.
          As of November 30, 2010, and November 30, 2009, the Company had outstanding cash flow designated interest rate swap agreements to minimize interest rate volatility. As of November 30, 2010, the swap agreements fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. As of November 30, 2009, the swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through February 28, 2010. In addition, as of November 30, 2009, the Company had offsetting outstanding undesignated interest rate swap agreements with an absolute notional value of $2,400.0 million. A hypothetical 1% increase from prevailing interest rates as of November 30, 2010, would have increased the fair value of the interest rate swap agreements by $25.7 million. A hypothetical 1% increase from prevailing interest rates as of November 30, 2009, would not have resulted in a significant change in the fair value of the interest rate swap agreements.

          In addition to the $2,085.8 million and $2,219.4 million estimated fair value of fixed rate debt outstanding as of November 30, 2010, and November 30, 2009, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of November 30, 2010, and November 30, 2009, the estimated fair value of the Company’s total variable rate debt, including current maturities, was $1,743.7 million and $1,930.8 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of November 30, 2010, and November 30, 2009, is $36.1 million and $19.3 million, respectively.

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
Internal Control Over Financial Reporting
          In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Total Number
					of Shares		Approximate Dollar
					Purchased as Part		Value of Shares
	Total Number		Average Price		of a Publicly		That May Yet Be
	of Shares		Paid		Announced		Purchased Under
Period	Purchased		Per Share		Program		the Program (1)
September 1 – 30, 2010	-		$-		-		$-
October 1 – 31, 2010	-		-		-		$-
November 1 – 30, 2010	3,421,924	(2)	-	(2)	3,421,924	(2)	$-

Total	3,421,924		$-		3,421,924		$-

(1)	As announced on April 9, 2010, during April 2010 the Company’s Board of Directors authorized the repurchase from time to time of up to an aggregate amount of $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2011 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. The collared accelerated stock buyback transaction described in footnote (2) has fully utilized the 2011 Authorization.

(2)	On November 30, 2010, the Company received 3,421,924 shares of Class A Common Stock pursuant to a Supplemental Confirmation, dated April 16, 2010, between the Company and Goldman, Sachs & Co. (“GS&Co.”) with respect to a collared accelerated stock buyback of the Company’s Class A Common Stock (the “Supplemental Confirmation”). Pursuant to the Supplemental Confirmation, the Company paid GS&Co. a fixed purchase price of $300,000,000 in exchange for an initial installment of 11,016,451 shares of Class A Common Stock on April 21, 2010. Following the early termination of the hedge period on May 10, 2010, the Company received an additional installment of 2,785,029 shares of Class A Common Stock from GS&Co. for no additional consideration based on the application of a formula set forth in the Supplemental Confirmation. Following the end of the calculation period on November 24, 2010, the Company received a final installment of 3,421,924 shares of Class A Common Stock from GS&Co. for no additional consideration based on the application of a formula set forth in the Supplemental Confirmation. The total number of shares of Class A Common Stock received pursuant to the Supplemental Confirmation was 17,223,404 shares, yielding an average purchase price for the shares acquired in the collared accelerated stock buyback of $17.41816 per share.

Item 6.   Exhibits.
          Exhibits required to be filed by Item 601 of Regulation S-K.
          For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 65 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
Dated: January 10, 2011	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President, Finance and Controller

Dated: January 10, 2011	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.

2.1	Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.2	Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+

2.3	Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+

2.4	Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holdings Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K dated December 23, 2010, filed December 28, 2010 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

4.1	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.2	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).

4.3	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.4	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.5	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.6	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.7	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.8	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).

4.9	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.10	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.11	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

4.12	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).

4.13	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.14	Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

4.15	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).

4.16	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).

4.17	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

4.18	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.19	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.1	Agreement Regarding Products dated October 28, 2010, between Extrade II, S.A. de C.V., Crown Imports LLC and Marcas Modelo, S.A. de C.V. (filed herewith) .++

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at November 30, 2010 and February 28, 2010, (ii) Consolidated Statements of Operations for the nine months and the three months ended November 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.*
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 (“Securities Act”), as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

+	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with and approved by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

 ++ This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

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