Form 10-K
period 2011-02-28
CONSTELLATION BRANDS, INC.
filed 2011-04-29
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   X       No ___
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ____     No   X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X       No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer X	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company ___
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____     No   X
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,998,865,745. On that date the registrant had no non-voting common equity.
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 19, 2011, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	189,422,727
Class B Common Stock, par value $.01 per share	23,600,158
Class 1 Common Stock, par value $.01 per share	None
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 21, 2011 is incorporated by reference in Part III to the extent described therein.

          This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected restructuring charges, accelerated depreciation and other costs, (iii) information concerning expected or potential actions of third parties, (iv) information concerning the future expected balance of supply and demand for wine, (v) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network, and (vi) the duration of the share repurchase implementation are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i) the impact upon results of operations resulting from the decision to consolidate the Company’s U.S. distributor network will vary from current expectations due to actual U.S. distributor experience, (ii) the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual consumer demand, (iii) the Company’s restructuring charges, accelerated depreciation and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, product portfolio rationalizations, production footprint, and/or other costs of implementation, and (iv) the amount and timing of any share repurchases may vary due to market conditions, the Company’s cash and debt position, and other factors as determined by management from time to time. Additional important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company’s forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in other Company filings with the Securities and Exchange Commission.

PART I
Item 1.     Business.
Introduction
          Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries, and all references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company’s method of classification. All references to “Fiscal 2011,” “Fiscal 2010,” and “Fiscal 2009” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2012” refer to the Company’s fiscal year ending February 29, 2012.
          Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2010 and have been obtained or derived from industry and government publications and Company estimates. The industry and government publications include: Beverage Information Group; Impact Databank Review and Forecast; SymphonyIRI Group; Nielsen; Beer Marketer’s Insights; Euromonitor International; International Wine and Spirit Record; Association for Canadian Distillers; and AZTEC. The Company has not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.
          The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. The Company has approximately 4,300 employees located primarily in the United States (“U.S.”) and Canada with the corporate headquarters located in Victor, New York. The Company conducts its business through entities it wholly owns as well as through a variety of joint ventures and other entities.
          The Company is the world’s leading premium wine company with a leading market position in each of its core markets, which include the U.S., Canada and New Zealand. Prior to January 31, 2011, the Company had a leading market position in both Australia and the United Kingdom (“U.K.”) through its Australian and U.K. business. On January 31, 2011, the Company sold 80.1% of its Australian and U.K. business as part of its efforts to premiumize its portfolio and improve margins and return on invested capital (see additional discussion regarding this divestiture below). The Company’s wine portfolio is complemented by select premium spirits brands and other select beverage alcohol products.
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

          The Company reports net sales in two reportable segments – Constellation Wines North America and Constellation Wines Australia and Europe (see additional discussion regarding business segments below). Net sales reported by these segments (based on the location of the selling company) are summarized as follows:

	For the Year		For the Year
	Ended		Ended
	February 28,	% of	February 28,	% of
	2011	Total	2010	Total
(in millions)
Constellation Wines North America	$2,557.3	77%	$2,434.7	72%
Constellation Wines Australia and Europe	774.7	23%	930.1	28%

Consolidated Net Sales	$3,332.0	100%	$3,364.8	100%

          During the past 10 years, there have been certain key trends within the beverage alcohol industry, which include:
•	Consolidation of suppliers, wholesalers and retailers;

•	An increase in global wine consumption, with premium wines growing faster than value-priced wines;

•	Premium spirits growing faster than value-priced spirits; and

•	High-end beer (imports and crafts) growing faster than domestic beer in the U.S.
          To capitalize on these trends and become more competitive, the Company has generally employed a strategy focused on a combination of organic growth, acquisitions and investments in joint ventures and other entities, with an increasing focus on the higher-margin premium categories of the beverage alcohol industry. Key elements of the Company’s strategy include:
•	Leveraging its existing portfolio of leading brands;

•	Developing new products, new packaging and line extensions;

•	Strengthening relationships with wholesalers and retailers;

•	Expanding distribution of its product portfolio;

•	Enhancing production capabilities;

•	Realizing operating efficiencies and synergies; and

•	Maximizing asset utilization.
          Over the last four fiscal years, the Company has complemented this strategy by divesting certain businesses, brands, and assets as part of its efforts to increase its mix of premium brands, improve margins, create operating efficiencies and reduce debt.
          A challenging global economic environment contributed to some slowing of premium wine industry growth during calendar 2008 and the first half of calendar 2009. Premium wine industry growth began to show improvement in the second half of calendar 2009 and this trend continued in calendar 2010. The Company believes consumers will continue to trade up to premium wines over the long-term.
Recent Divestitures
          In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $266.9 million, subject to post-closing adjustments. The Company received cash proceeds, net of cash divested of $15.8 million and direct costs paid of $2.3 million, of $221.3 million, subject to post-closing adjustments, and retained a 19.9% interest in the business. This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio and improving margins and return on invested capital.

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
Business Segments
          As a result of the Company’s changes during the first quarter of fiscal 2011 within its internal management structure for its Australian and U.K. business, and the Company’s revised business strategy within these markets, the Company changed its internal management financial reporting on May 1, 2010, to consist of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand and Crown Imports. However, due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company has aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, beginning May 1, 2010, the Company began reporting its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). Prior to the changes noted above, the Company’s internal management financial reporting consisted of two business divisions, Constellation Wines and Crown Imports. The business segments, described more fully below, reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. As a result of the January 2011 CWAE Divestiture, as of February 1, 2011, the Company is no longer reporting operating results for the CWAE segment.
          Information regarding net sales, operating income and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 23 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

          Constellation Wines North America
          CWNA is the leading producer and marketer of premium wine in the world. It has a leading market position in each of its core markets – U.S., Canada and New Zealand and sells a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine. The portfolio of super-premium and fine wines is supported by vineyard holdings in the U.S., Canada and New Zealand. Wine produced by the Company in the U.S. is primarily marketed domestically and in the U.K. and Canada. Wine produced in New Zealand is primarily marketed domestically and in the U.S., Canada, Australia and the U.K., while wine produced in Canada is primarily marketed domestically. In addition, CWNA exports its wine products to other major wine consuming markets of the world.
          In the U.S., CWNA sells 14 of the top-selling 100 table wine brands and is the leading premium wine company. In Canada, it has wine across all price points, and has seven of the top-selling 25 table wine brands and the leading icewine brand with Inniskillin.
          CWNA’s well-known wine brands include Robert Mondavi Brands, Clos du Bois, Blackstone, Estancia, Arbor Mist, Toasted Head, Simi, Black Box, Ravenswood, Rex Goliath, Kim Crawford, Franciscan Estate, Wild Horse, Ruffino, Nobilo, Mount Veeder, Inniskillin and Jackson-Triggs.
          Premium spirit brands in CWNA’s portfolio include SVEDKA Vodka, Black Velvet Canadian Whisky and Paul Masson Grande Amber Brandy, all of which have a leading position in their respective categories.
          CWNA is also a leading producer and marketer of wine kits and beverage alcohol refreshment drinks in Canada.
          In conjunction with its wine production, CWNA produces and sells bulk wine and other related products and services.
          Constellation Wines Australia and Europe
          Prior to the January 2011 CWAE Divestiture, the Company’s CWAE segment was a leading producer and marketer of wine in Australia and a leading marketer of wine in the U.K. Wine produced by the Company in Australia was primarily marketed domestically and in the U.K. CWAE had wine brands across all price points and varieties, and was the leading producer of value-priced cask (box) wines in Australia.
          Crown Imports
          In January 2007, the Company completed the formation of the Crown Imports joint venture with Modelo. The Company and Modelo indirectly each have an equal interest in Crown Imports, which has the exclusive right to import, market and sell the Modelo Brands, which include Corona Extra, Corona Light, Coronita, Modelo Especial, Pacifico, Negra Modelo and Victoria, as well as the St. Pauli Girl and Tsingtao brands in all 50 states of the U.S. In the U.S., Crown Imports has six of the top-selling 25 imported beer brands. Corona Extra is the best-selling imported beer and the sixth best-selling beer overall and Corona Light is the leading imported light beer, while St. Pauli Girl is the number two selling German Beer and Tsingtao is the number one selling Chinese Beer. The Company accounts for its investment in Crown Imports under the equity method.

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
          In North America, the Company’s products are primarily distributed by wholesale distributors as well as state and provincial alcoholic beverage control agencies. As is the case with all other beverage alcohol companies, products sold through state or provincial alcoholic beverage control agencies are subject to obtaining and maintaining listings to sell the Company’s products in that agency’s state or province. State and provincial governments can affect prices paid by consumers of the Company’s products. This is possible either through the imposition of taxes or, in states and provinces in which the government acts as the distributor of the Company’s products through an alcohol beverage control agency, by directly setting retail prices for the Company’s products. In New Zealand, the Company’s products are primarily distributed either directly to retailers or through wholesalers and importers with the distribution channels dominated by a small number of industry leaders.
Trademarks and Distribution Agreements
          Trademarks are an important aspect of the Company’s business. The Company sells its products under a number of trademarks, which the Company owns or uses under license. Throughout its segments, the Company also has various licenses and distribution agreements for the sale, or the production and sale, of its products and products of third parties. These licenses and distribution agreements have varying terms and durations. At the end of the Company’s year ended February 28, 2011, these agreements included, among others, a long-term license agreement with the B. Manischewitz Company, which expires in 2042, for the Manischewitz brand, and a distribution, importation and license agreement with Baron Philippe de Rothschild which expires in December 2016 for the Mouton Cadet brand. Additionally, in connection with the CWAE Divestiture, the Company entered into distribution, importation and license agreements that expire in 2014 regarding the distribution, importation and licensing of products owned by the divested business which include various brands, such as, but not limited to, the Hardy’s brands.

          All of the Company’s imported beer products are imported, marketed and sold through Crown Imports. Crown Imports has entered into exclusive importation agreements with the suppliers of the imported beer products. These agreements have terms that vary and prohibit Crown Imports from importing beer products from other producers from the same country. Crown Imports’ Mexican beer portfolio, the Modelo Brands, currently consists of the Corona Extra, Corona Light, Coronita, Modelo Especial, Negra Modelo, Pacifico and Victoria brands. Crown Imports has the right to market and sell the Modelo Brands in all 50 states of the U.S., the District of Columbia and Guam. Crown Imports also has entered into license and importation agreements with the owners of the German St. Pauli Girl and the Chinese Tsingtao brands for their importation, marketing and sale within the U.S. With respect to the Modelo Brands, Crown Imports has an exclusive sub-license to use certain trademarks related to Modelo Brands beer products in the U.S. (including the District of Columbia and Guam) pursuant to a sub-license agreement between Crown Imports and Marcas Modelo, S.A. de C.V. This sub-license agreement continues for the duration of the Crown Imports joint venture.
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
          CWNA’s principal wine competitors include: E&J Gallo Winery, The Wine Group, Treasury Wine Estates, W.J. Deutsch & Sons, Ste. Michelle Wine Estates, Kendall-Jackson and Diageo in the U.S.; Andrew Peller, Treasury Wine Estates, Kruger and E&J Gallo Winery in Canada; and Pernod Ricard, Lion Nathan and Treasury Wine Estates in New Zealand. CWNA’s principal distilled spirits competitors include: Diageo, Fortune Brands, Pernod Ricard, Bacardi and Brown-Forman.
          Crown Imports’ principal competitors include: Anheuser-Busch InBev, MillerCoors and Heineken.
Production
          In the U.S., the Company operates 18 wineries where wine is produced from many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. The Company also operates nine wineries in Canada and four wineries in New Zealand. Grapes are crushed at most of the Company’s wineries and stored as wine until packaged for sale under the Company’s brand names or sold in bulk. In the U.S. and Canada, the Company’s inventories of wine are usually at their highest levels in September through November during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Similarly, in New Zealand, the Company’s inventories of wine are usually at their highest levels in March through May during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush.

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
          Most of the Company’s annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S. and Canada, and begins in February and runs through May in New Zealand. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, when demand for certain wine products exceeds expectations, the Company sources the extra requirements from the bulk wine markets. Depending upon overall demand, the Company could experience shortages.
          The Company receives grapes from approximately 1,160 independent growers in the U.S., approximately 110 independent growers in New Zealand and approximately 110 independent growers in Canada. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year and is generally based on then-current market prices.
          At February 28, 2011, the Company owned or leased approximately 17,900 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Canada and New Zealand. This acreage supplies only a small percentage of the Company’s overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company’s super-premium and fine wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.
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
          The Company utilizes glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of its products. After grape purchases, glass bottle costs are the largest component of the Company’s cost of product sold. In the U.S. and Canada, the glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of the Company’s glass container requirements for its U.S. operations and another producer supplies a majority of the Company’s glass container requirements for its Canadian operations. The Company has been able to satisfy its requirements with respect to the foregoing and considers its sources of supply to be adequate at this time. However, the inability of any of the Company’s glass bottle suppliers to satisfy the Company’s requirements could adversely affect the Company’s operations.

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
Employees
          As of the end of March 2011, the Company had approximately 4,300 full-time employees. Approximately 2,800 full-time employees were in the U.S. and approximately 1,500 full-time employees were outside of the U.S., primarily in Canada and New Zealand. Additional workers may be employed by the Company during the grape crushing seasons. The Company considers its employee relations generally to be good.
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
          The Company has adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to its chief executive officer, its principal financial officer, and controller. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Securities Exchange Act of 1934, Item 406 of Regulation S-K. The Company has posted on its internet website a copy of the Chief Executive Officer and Senior Financial Executive Code of Ethics. It is located at http://www.cbrands.com/investors/corporate-governance.

          The Company also has adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics is available on the Company’s internet website, together with the Company’s Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, its Board of Directors Corporate Governance Guidelines and the Charters of the Board’s Audit Committee, Human Resources Committee (which serves as the Board’s compensation committee) and Corporate Governance Committee (which serves as the Board’s nominating committee). All of these materials are accessible on the Company’s Internet site at http://www.cbrands.com/investors/corporate-governance. Amendments to, and waivers granted to the Company’s directors and executive officers under the Company’s codes of ethics, if any, will be posted in this area of the Company’s website. A copy of the Code of Business Conduct and Ethics, Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, Chief Executive Officer and Senior Financial Executive Code of Ethics, and/or the Board of Directors Corporate Governance Guidelines and committee charters are available in print to any shareholder who requests it. Shareholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564, or by telephoning the Company’s Investor Center at 1-888-922-2150.
          The foregoing information regarding the Company’s website and its content is for your convenience only. The content of the Company’s website is not deemed to be incorporated by reference in this report or filed with the SEC.
Item 1A.  Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business, cash flows, financial condition or results of operations in future periods.
Worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance.
          Although we believe the severe worldwide and domestic economic conditions experienced over recent years have improved, the degree and pace of recovery is uncertain and is expected to vary around the globe. Worldwide and domestic economies remain subject to prolongation, exacerbation and expansion of adverse conditions. We are subject to risks associated with adverse economic conditions, including economic slowdown, inflation, and the disruption, volatility and tightening of credit and capital markets.
          In addition, adverse global or domestic economic situations could adversely impact our major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could impact our ability to produce and distribute our products. We have a committed credit facility and additional liquidity facilities available to us. While to date we have not experienced problems with accessing these facilities, to the extent that the financial institutions that participate in these facilities were to default on their obligation to fund, those funds would not be available to us.

          The timing and nature of any recovery in the financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future. A prolonged downturn, further worsening or broadening of the adverse conditions in the worldwide and domestic economies, or return of high levels of inflation could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. We are not able to predict the pace of recovery of the recent adverse economic conditions in the United States and our other major markets outside the United States.
Our indebtedness could have a material adverse effect on our financial health.
          We have incurred substantial indebtedness to finance our acquisitions. In the future, we may incur substantial additional indebtedness to finance further acquisitions, the buyback of our shares or for other purposes. Our ability to satisfy our debt obligations outstanding from time to time will depend upon our future operating performance. We do not have complete control over our future operating performance because it is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors. We cannot assure you that our business will generate sufficient cash flow from operations to meet all of our debt service requirements and to fund our capital expenditure requirements.
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
          We have made a number of acquisitions and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or realize anticipated operational synergies. Integrating the operations and personnel of acquired companies into our existing operations or separating from our existing operations the operations and personnel of businesses of which we divest may result in difficulties, significant expense and accounting charges, disrupt our business or divert management’s time and attention. In connection with the integration of acquired operations or the conduct of our overall business strategies, we may periodically restructure our businesses and/or sell assets or portions of our business, including the recent sales of 80.1% of our Australian and U.K. business, our U.K. cider business and our value spirits business. We may not achieve expected cost savings or efficiencies from restructuring activities or realize the expected proceeds from sales of assets or portions of our business, and actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. We may provide various indemnifications in connection with the sale of assets or portions of our business. Additionally, our final determinations and appraisals of the fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.
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
          We have also acquired or retained equity or membership interests in companies which we do not control, such as our holdings in Ruffino S.r.l. and our retained 19.9% interest in certain companies that comprised our Australian and U.K. business. The other parties that hold the remaining equity or membership interests in these types of companies may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of those companies. The arrangements through which we acquired or hold our equity or membership interests may require us, among other matters, to pay certain costs or to purchase other parties’ interests. Our failure to adequately manage the risks associated with any acquisition, or the failure of an entity in which we have an equity or membership interest, could adversely affect our financial condition or our valuation of these types of investments.
          We have entered into joint ventures, including our joint venture with Modelo and our holdings in Opus One Winery LLC, and we may enter into additional joint ventures. We share control of our joint ventures. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint venture. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments. In addition, our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our failure or the failure of an entity in which we have a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on our financial condition or results of operations.

          We cannot assure you that any of our acquisitions, investments or joint ventures will be profitable or that forecasts regarding joint venture activities will be accurate. In particular, risks and uncertainties associated with our joint ventures include, among others, the joint venture’s ability to operate its business successfully, the joint venture’s ability to develop appropriate standards, controls, procedures and policies for the growth and management of the joint venture and the strength of the joint venture’s relationships with its employees, suppliers and customers.
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
          The U.S., Canada and other countries in which we operate impose import and excise duties and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in import and excise duties or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations. Many U.S. states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. There may be further consideration by governmental entities to increase taxes upon beverage alcohol products as governmental entities explore available alternatives for raising funds during the current macroeconomic climate. In addition, federal, state, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state or provincial regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition or results of operations.
Benefit cost increases could reduce our profitability.
          Our profitability is affected by employee medical costs and other employee benefits. In recent years, employee medical costs have increased due to factors such as the increase in health care costs in the U.S. These factors, plus the enactment of the Patient Protection and Affordable Care Act in March 2010, will continue to put pressure on our business and financial performance due to higher employee benefit costs. Although we actively seek to control increases in employee benefit costs and encourage employees to maintain healthy lifestyles to reduce future potential medical costs, there can be no assurance that we will succeed in limiting future cost increases. Continued employee benefit cost increases could have an adverse affect on our results of operations and financial condition.

          We also sponsor a very limited number of defined benefit plans that cover some of our non-U.S. employees. Our costs of providing defined benefit plans are dependent upon a number of factors, such as discount rates, the rates of return on the plans’ assets, exchange rate fluctuations, future governmental regulation, global equity prices, and our required and/or voluntary contributions to the plans. Without sustained growth in pension investments over time to increase the value of the plans’ assets, and depending upon the other factors relating to worldwide and domestic economic trends and financial market conditions, we could be required to increase funding for some or all of our defined benefit plans.
We rely on the performance of wholesale distributors, major retailers and government agencies for the success of our business.
          Local market structures and distribution channels vary worldwide. In the U.S., we sell our products principally to wholesalers for resale to retail outlets including grocery stores, club and discount stores, package liquor stores and restaurants and also directly to government agencies, while in Canada, we sell our products principally to government agencies. In the U.S., we have entered into exclusive arrangements with certain wholesalers that generate a large portion of our U.S. net sales. The replacement or poor performance of our major wholesalers, retailers or government agencies could materially and adversely affect our results of operations and financial condition. Our inability to collect accounts receivable from our major wholesalers, retailers or government agencies could also materially and adversely affect our results of operations and financial condition.
          The industry is being affected by the trend toward consolidation in the wholesale and retail distribution channels, particularly in the U.S. If we are unable to successfully adapt to this changing environment, our net income, market share and volume growth could be negatively affected. In addition, wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, wholesalers or retailers may give higher priority to products of our competitors. In the future, our wholesalers and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.
Our business could be adversely affected by a decline in the consumption of products we sell.
          While over the past several years there have been modest increases in consumption of beverage alcohol in most of our product categories and geographic markets, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:
•	A general decline in economic or geo-political conditions;

•	Increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•	A general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans and stricter laws related to driving while under the influence of alcohol;

•	A trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

•	The increased activity of anti-alcohol groups;

•	Increased federal, state, provincial or foreign excise or other taxes on beverage alcohol products; and

•	Increased regulation placing restrictions on the purchase or consumption of beverage alcohol products.

          We are primarily a branded consumer products company and we rely on consumers’ demand for our products. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies, and changes in leisure, dining and beverage consumption patterns. Our continued success will require us to anticipate and respond effectively to shifts in consumer behavior and drinking tastes. If consumer preferences were to move away from our premium brands in any of our major markets, our financial results might be adversely affected. Other factors may also reduce consumer spending on our products, including economic declines, inflation, a trend towards frugality even as the economy improves, wars, pandemics, weather, and natural or man-made disasters. As the cost of gasoline and other petroleum-based products increases, consumers may not have as much discretionary funds available to buy our products.
          In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain especially with regard to their appeal to consumers. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.
We generally purchase raw materials under short-term supply contracts, and we are subject to substantial price fluctuations for grapes and grape-related materials, and we have a limited group of suppliers of glass bottles.
          Our business is heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. We could experience raw material supply, production or shipment difficulties that could adversely affect our ability to supply goods to our customers. Increases in the costs of raw materials also directly affect us. In the past, we have experienced dramatic increases in the cost of grapes. Although we believe we have adequate sources of grape supplies, we could experience shortages if the demand for particular wine products exceeds expectations.
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
          Glass bottle costs are one of our largest components of cost of product sold. In the U.S. and Canada, glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our U.S. operations and another producer supplies substantially all of our glass container requirements for our Canadian operations. The inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our business.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, operations or financial performance, and water scarcity or poor quality could negatively impact our production costs and capacity.
          Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and climate change may negatively affect agricultural productivity in the regions from which we presently source our agricultural raw materials such as grapes. Decreased availability of our raw materials may increase the cost of goods for our products. Changes in frequency or intensity of weather can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers. Water is essential in the production of our products and the quality and quantity of water available for use is important to the supply of grapes and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. Such events could adversely affect our results of operations and financial condition.
Our operations subject us to risks relating to currency rate fluctuations, interest rate fluctuations and geopolitical uncertainty which could have a material adverse effect on our business.
          We have operations in Canada and New Zealand, our products are produced in various countries around the world and we sell our products in numerous countries throughout the world. Therefore, we are subject to risks associated with currency fluctuations. We are also exposed to risks associated with interest rate fluctuations. We manage our exposure to foreign currency and interest rate risks utilizing derivative instruments and other means to reduce those risks. We could experience changes in our ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks. We could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may have a material adverse effect on our results of operations and financial condition, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers, affect our global operations.
We have a material amount of intangible assets, such as goodwill and trademarks, and if we are required to write-down any of these intangible assets, it would reduce our net income, which in turn could have a material adverse effect on our results of operations.
          During the years ended February 28, 2011, February 28, 2010, and February 28, 2009, we recorded impairment losses of $23.6 million, $103.2 million and $300.4 million, respectively, on our goodwill and/or other intangible assets. We continue to have a significant amount of intangible assets such as goodwill and trademarks and may acquire more intangible assets in the future. In accordance with the Financial Accounting Standards Board (“FASB”) guidance for intangibles – goodwill and other, goodwill and indefinite lived intangible assets are subject to a periodic impairment evaluation. Reductions in our net income caused by the write-down of any of these intangible assets could materially and adversely affect our results of operations and financial condition.

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
Class action or other litigation relating to alcohol abuse, the misuse of alcohol, product liability or marketing or sales practices could adversely affect our business.
          There has been public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. We also could be exposed to lawsuits relating to product liability or marketing or sales practices. Adverse developments in lawsuits concerning these types of matters or a significant decline in the social acceptability of beverage alcohol products that results from lawsuits could have a material adverse effect on our business.
Any damage to our reputation could have an adverse effect on our business, financial condition and results of operation.
          Maintaining a good reputation globally is critical to selling our branded products. Product contamination or tampering or the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. If any of our products becomes unfit for consumption, misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), or our responses relating to:
•	A perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities;

•	Our environmental impact, including use of agricultural materials, packaging, water and energy use and waste management; or

•	Efforts that are perceived as insufficient to promote the responsible use of alcohol.

          Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity.
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
Contamination could harm the integrity of or consumer support for our brands and adversely affect the sales of our products.
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
          In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or in connection with historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that we have estimated. We cannot assure you that our costs in relation to these matters will not exceed our projections or otherwise have an adverse effect upon our business reputation, financial condition or results of operations.

Our reliance upon complex information systems distributed worldwide and our reliance upon third party global networks means we could experience interruptions to our business services.
          We depend on information technology to enable us to operate efficiently and interface with customers, as well as maintain financial accuracy and efficiency. If we do not allocate, and effectively manage, the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. As with all large systems, our information systems could be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business operations and could result in the loss of assets and have a material adverse effect on our business, financial condition or results of operations.
          We have outsourced various functions to third-party service providers and may outsource other functions in the future. We rely on those third-party service providers to provide services on a timely and effective basis. Although we closely monitor the performance of these third parties and maintain contingency plans in case they are unable to perform as agreed, we do not ultimately control their performance. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations, which could materially affect our business, financial condition, operating results and cash flow, and could impair our ability to make required filings with various reporting agencies on a timely or accurate basis.
Changes in accounting standards and guidance and taxation requirements could affect our financial results.
          New accounting guidance that may become applicable to us from time to time, or changes in the interpretations of existing guidance, could have a significant effect on our reported results for the affected periods. The Financial Accounting Standards Board and the International Accounting Standards Board continue to work towards a convergence of accounting standards. Certain standards may become applicable to us and change the interpretation of existing guidance. Such events could have a significant effect on our reported results for the affected periods. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in indirect taxes could affect our products’ affordability and therefore reduce our sales. We are also subject to income tax in numerous jurisdictions in which we generate revenues. Changes in tax laws, tax rates or tax rulings may have a significant adverse impact on our effective tax rate. Our tax liabilities are affected by the mix of pretax income or loss among the tax jurisdictions in which we operate. We must exercise judgment in determining our worldwide provision for income taxes, interest and penalties; accordingly, future events could change management’s assessment of these amounts.
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

Risks generally associated with building and sustaining our information technology infrastructure or implementation of our integrated technology platform may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.
          We have undertaken a comprehensive, multi-year business transformation initiative that we call Project Fusion. Project Fusion is our effort to create, design, implement and migrate certain of our financial processing systems to an enterprise-wide systems solution intended to improve our reporting capabilities and cost efficiencies. It is a planned initiative that will include an integrated technology platform intended to improve the accessibility of information, the visibility of global data, further enhance operating efficiencies and provide more effective management of our business operations. Enterprise resource planning system projects, such as Project Fusion, are complex and time-consuming projects that can involve substantial expenditures for system hardware, software, management focus and implementation activities that can continue for several years. There can be no certainty that Project Fusion will deliver the expected benefits. The failure to deliver our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver system and process upgrades on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.
          Project Fusion will include an upgrade to our existing business accounting and journal entry system. This upgrade will be deployed for use throughout our company in various “go live” phases targeted to begin in the second quarter of Fiscal 2012. Upgrading an accounting system and conversion to a new information technology platform is costly and involves risks inherent in the conversion to the upgraded system, including potential loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Although we are expending resources which are intended to properly or adequately address these issues, implementation risks include a potential increase in costs, the diversion of management’s and employees’ attention and resources and a potentially adverse affect on our operating results, internal controls over financial reporting and ability to manage our business effectively. While Project Fusion is intended to further improve and enhance our information systems, it exposes us to the risks of integrating the system upgrades with our existing systems and processes. Disruption of our financial reporting could impair our ability to make required filings with various reporting agencies on a timely or accurate basis.
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

          As a result of the January 2011 sale of 80.1% of the Company’s Australian and U.K. business, as of February 1, 2011, the Company is no longer reporting results for its CWAE segment. The following discussion details the properties associated with the Company’s remaining three business segments.
          Constellation Wines North America
          Through the Constellation Wines North America segment (“CWNA”), the Company maintains facilities in the U.S., New Zealand and Canada. These facilities include wineries, a distilling plant, bottling plants, warehousing and distribution facilities, distribution centers and office facilities. The segment maintains owned and/or leased division offices in a variety of locations, including Canandaigua, New York; St. Helena, California; San Francisco, California; Chicago, Illinois; Mississauga, Ontario; and Huapai, New Zealand.
          United States
          In the U.S., the Company, through its CWNA segment, operates one winery in New York, located in Canandaigua; 16 wineries in California, located in Acampo, Geyserville, Gonzales, Healdsburg, Madera, Oakville, Soledad, Rutherford, Templeton, Ukiah, two in Lodi, two in Napa, two in Sonoma; and one winery in Washington, located in Prosser. Sixteen of these wineries are owned and one winery in Napa, California and one winery in Sonoma, California are leased. The Company considers the segment’s principal facilities in the U.S. to be the Mission Bell winery in Madera (California), the Canandaigua winery in Canandaigua (New York), the Franciscan Vineyards winery in Rutherford (California), the Woodbridge Winery in Acampo (California), the Turner Road Vintners Wineries in Lodi (California), the Robert Mondavi Winery in Oakville (California), the Clos du Bois Winery in Geyserville (California) and the Gonzales Winery in Gonzales (California). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces specialty concentrates and Mega Colors for sale. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The other principal wineries crush grapes, vinify, cellar and bottle wine. In California, the CWNA segment also operates a distribution center and two warehouses and, in New York, operates a warehouse, all of which are leased.
          Through the CWNA segment, as of February 28, 2011, the Company owned or leased approximately 12,100 acres of vineyards, either fully bearing or under development, in California and New York to supply a portion of the grapes used in the production of wine.
          Canada
          Through the CWNA segment, the Company operates nine Canadian wineries, four of which are in British Columbia, four in Ontario, and one in Quebec. Seven of these wineries are owned, one winery in British Columbia is leased and one winery in Ontario is leased. The British Columbia and Ontario operations all harvest a domestic crop and all locations vinify and cellar wines. Four wineries include bottling and/or packaging operations. The Company also operates a warehousing and distribution facility and sales office in Scoudouc, New Brunswick. In addition, through the segment, the Company operates facilities in Vancouver, British Columbia and Kitchener, Ontario in connection with its beer and wine making kit business. The Company also operates various retail stores in rented facilities throughout Ontario. The Company considers the segment’s principal facilities in Canada to be Niagara Cellars located in Niagara Falls (Ontario), the Vincor Quebec Division located in Rougemont (Quebec), the Vincor Production Facility located in Oliver (British Columbia) and the warehousing and distribution facility located in Scoudouc (New Brunswick).

          Through the CWNA segment, as of February 28, 2011, the Company owned or leased approximately 1,800 acres of vineyards, either fully bearing or under development, in Ontario and British Columbia to supply a portion of the grapes used in the production of wine.
          Through this segment, the Company currently owns and operates a distilling plant located in Lethbridge, Alberta, Canada. This facility distills, bottles and stores Canadian whisky for the segment, and distills and/or bottles and stores Canadian whisky, vodka, rum, gin and liqueurs for third parties. The Company considers this facility to be a principal facility.
          New Zealand
          Through the CWNA segment, the Company owns and operates four wineries in New Zealand. All of these New Zealand wineries vinify and cellar wine, and three of these wineries crush grapes. One includes bottling and packaging operations. The Company considers the segment’s principal facilities in New Zealand to be the Nobilo Winery located in Huapai, West Auckland (North Island) and the Drylands Winery located in Marlborough (South Island).
          Through the CWNA segment, as of February 28, 2011, the Company owns or has interests in approximately 4,000 acres of vineyards, either fully bearing or under development, in New Zealand.
Crown Imports
          Crown Imports has entered into various arrangements to satisfy its warehouse requirements. It currently has contracted with seven providers of warehouse space and services in a total of 12 locations throughout the U.S. Crown Imports maintains leased offices in Chicago, Illinois as well as in four other locations throughout the U.S.
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

          On February 14, 2011, a subsidiary of the Company received from the United States Environmental Protection Agency (“EPA”) a Notification of Potential Enforcement Action for Violations of Section 112(r)(7) of the Clean Air Act. The notification is based on the findings of an October 2009 inspection of the Company’s Woodbridge Winery facility by the EPA. The EPA has indicated that anticipated allegations against the Company include the failure to recertify or replace ammonia system relief valves in the facility within the timeframes as required under risk management plan regulations for prevention of accidental releases and related paperwork deficiencies. The Company promptly effected all necessary corrections when the deficiencies were brought to its attention in 2009 and has fully cooperated with all of the EPA’s requests. No ammonia relief valves malfunctioned and there was no discharge of materials into the environment as a result of these deficiencies. The Company believes that its Woodbridge Winery is currently in compliance with the relevant section of the Clean Air Act. On March 28, 2011, the EPA extended to the Company an opportunity to discuss resolving any penalty action prior to the filing of a formal Determination of Violation, Compliance Order and Notice of Right to Request a Hearing. The EPA has indicated that it will propose a penalty of $226,000. The Company will dispute such a penalty.
Item 4.      (Removed and Reserved).
Executive Officers of the Company
          Information with respect to the current executive officers of the Company is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	60	Chairman of the Board
Robert Sands	52	President and Chief Executive Officer
F. Paul Hetterich	48	Executive Vice President, Business Development, Corporate Strategy and International
Thomas J. Mullin	59	Executive Vice President and General Counsel
Robert Ryder	51	Executive Vice President and Chief Financial Officer
W. Keith Wilson	60	Executive Vice President, Chief Human Resources and Administrative Officer
John A. (Jay) Wright	52	President, Constellation Wines North America
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

CLASS A STOCK
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal 2010
High	$13.50	$15.20	$17.56	$17.46
Low	$10.72	$11.62	$14.36	$14.60

Fiscal 2011
High	$18.87	$17.56	$21.01	$22.52
Low	$15.06	$14.97	$16.64	$18.84

CLASS B STOCK
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal 2010
High	$13.53	$15.12	$17.50	$17.22
Low	$10.50	$11.75	$14.62	$14.75

Fiscal 2011
High	$18.74	$17.44	$20.94	$22.29
Low	$15.00	$15.03	$16.82	$18.50

          At April 19, 2011, the number of holders of record of Class A Stock and Class B Stock of the Company were 904 and 178, respectively. There were no holders of record of Class 1 Common Stock.
          With respect to its common stock, the Company’s policy is to retain all of its earnings to finance the development and expansion of its business, and the Company has not paid any cash dividends on its common stock since its initial public offering in 1973. In addition, the Company’s senior credit facility limits the cash dividends that can be paid by the Company on its common stock to an amount determined in accordance with the terms of the 2006 Credit Agreement (as defined under Item 7 of this Annual Report on Form 10-K under the caption “Financial Liquidity and Capital Resources – Debt – Senior Credit Facility”). Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on common stock.

Item 6.	Selected Financial Data.

	For the Years Ended
	February 28,	February 28,	February 28,	February 29,	February 28,
	2011	2010	2009	2008	2007
(in millions, except per share data)
Sales	$4,096.7	$4,213.0	$4,723.0	$4,885.1	$6,401.8
Less – excise taxes	(764.7)	(848.2)	(1,068.4)	(1,112.1)	(1,185.4)

Net sales	3,332.0	3,364.8	3,654.6	3,773.0	5,216.4
Cost of product sold	(2,141.9)	(2,220.0)	(2,424.6)	(2,491.5)	(3,692.5)

Gross profit	1,190.1	1,144.8	1,230.0	1,281.5	1,523.9
Selling, general and administrative expenses (1)	(640.9)	(682.5)	(832.0)	(812.6)	(787.2)
Impairment of goodwill and intangible assets (2)	(23.6)	(103.2)	(300.4)	(812.2)	-
Restructuring charges (3)	(23.1)	(47.6)	(68.0)	(6.9)	(32.5)

Operating income (loss)	502.5	311.5	29.6	(350.2)	704.2
Equity in earnings of equity method investees	243.8	213.6	186.6	257.9	49.9
Interest expense, net	(195.3)	(265.1)	(323.0)	(348.3)	(273.9)
Loss on write-off of financing costs	-	(0.7)	-	-	-
Gain on change in fair value of derivative instruments	-	-	-	-	55.1

Income (loss) before income taxes	551.0	259.3	(106.8)	(440.6)	535.3
Benefit from (provision for) income taxes	8.5	(160.0)	(194.6)	(172.7)	(203.4)

Net income (loss)	559.5	99.3	(301.4)	(613.3)	331.9
Dividends on preferred stock	-	-	-	-	(4.9)

Income (loss) available to common stockholders	$559.5	$99.3	$(301.4)	$(613.3)	$327.0

Earnings (loss) per common share:
Basic – Class A Common Stock	$2.68	$0.46	$(1.40)	$(2.83)	$1.44

Basic – Class B Convertible Common Stock	$2.44	$0.41	$(1.27)	$(2.57)	$1.31

Diluted – Class A Common Stock	$2.62	$0.45	$(1.40)	$(2.83)	$1.38

Diluted – Class B Convertible Common Stock	$2.40	$0.41	$(1.27)	$(2.57)	$1.27

Total assets	$7,167.6	$8,094.3	$8,036.5	$10,052.8	$9,438.2

Long-term debt, including current maturities	$3,152.6	$3,464.3	$4,206.3	$4,878.0	$4,032.2

(1)	During the first quarter of the year ended February 28, 2011, the Company reclassified acquisition-related integration costs to selling, general and administrative expenses. Accordingly, all periods presented have been reclassified to reflect this revised presentation.

(2)	For a detailed discussion of impairment of goodwill and intangible assets for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2011 Compared to Fiscal 2010 – Impairment of Goodwill and Intangible Assets” and “Fiscal 2010 Compared to Fiscal 2009 – Impairment of Goodwill and Intangible Assets,” respectively.

(3)	For a detailed discussion of restructuring charges for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the captions “Fiscal 2011 Compared to Fiscal 2010 – Restructuring Charges” and “Fiscal 2010 Compared to Fiscal 2009 – Restructuring Charges,” respectively.
          For the years ended February 28, 2011, and February 28, 2010, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          The Company is the world’s leading premium wine company with a broad portfolio of consumer-preferred premium wine brands complemented by premium spirits, imported beer and other select beverage alcohol products. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in a joint venture with Grupo Modelo, S.A.B. de C.V. This imported beers joint venture operates as Crown Imports LLC and is referred to hereinafter as “Crown Imports.” The Company is the leading premium wine company in the U.S.; the leading producer and marketer of wine in Canada; and a leading producer and exporter of wine from New Zealand. Prior to January 31, 2011, the Company had leading market positions in both Australia and the United Kingdom (“U.K.”) through its Australian and U.K. business. On January 31, 2011, the Company completed the sale of 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) as further discussed below under “Divestitures in Fiscal 2011, Fiscal 2010 and Fiscal 2009”.
          In connection with the Company’s changes during the first quarter of fiscal 2011 within its internal management structure for its Australian and U.K. business, and the Company’s revised business strategy within these markets, the Company changed its internal management financial reporting on May 1, 2010, to consist of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand and Crown Imports. However, due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company has aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, beginning May 1, 2010, the Company began reporting its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). Prior to the changes noted above, the Company’s internal management financial reporting consisted of two business divisions, Constellation Wines and Crown Imports. As a result of the CWAE Divestiture, as of February 1, 2011, the Company is no longer reporting operating results for the CWAE segment. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

          The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. The financial information for Fiscal 2010 and Fiscal 2009 (each as defined below) has been restated to conform to the new segment presentation.
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
          The Company’s business strategy in the CWNA segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, the Company intends to continue to focus on growing premium product categories and expects to capitalize on its size and scale in the marketplace to profitably grow the business. During Fiscal 2010, the Company began implementation of a strategic project to consolidate its U.S. distributor network in key markets and create a new go-to-market strategy designed to focus the full power of its U.S. wine and spirits portfolio in order to improve alignment of dedicated, selling resources which is expected to drive organic growth. In connection with this strategy, the Company negotiated long-term contracts with five U.S. distributors who currently represent about 60% of the Company’s branded wine and spirits volume in the U.S. During the second half of fiscal 2010 and throughout Fiscal 2011 (as defined below), the Company’s net sales and operating income for its U.S. branded wine and spirits business has benefited from these contracts as the Company’s shipments to distributors exceeded distributor shipments to retailers. Following the end of Fiscal 2011, the distributor inventory levels related to the Company’s branded wine and spirits products should remain stable as shipments on an annual basis to these distributors will essentially equal the distributors’ shipments to retailers for the remainder of the terms of these contracts, which extend through the end of fiscal 2015. The Company believes that this is the right strategy to take in order to position the Company for future growth in a consolidating market. In addition, recent U.S. market trends and sales from distributors to retailers of the Company’s branded wine and spirits products indicate that the Company has benefited from this new go-to-market strategy in Fiscal 2011.
          In addition, in the U.S., the calendar 2010 grape harvest came in lower than the calendar 2009 grape harvest. The Company continues to expect the overall supply of wine to remain generally in balance with demand within the U.S.
          Prior to the CWAE Divestiture, the Company’s business strategy in the CWAE segment previously included tightening of its portfolio focus, increasing efficiencies, reducing costs and improving cash generation in response to the continuing competitive conditions in the U.K. and Australia. This strategy was adopted to assist the Company in its efforts to effectively deal with some of the long-term challenges the Company had been facing in the U.K. and Australia markets, including (i) annual duty increases in the U.K.; (ii) significant consolidation of U.K. retailers which resulted in a limited number of retailers controlling a significant portion of the off-premise wine business; (iii) continuing surplus of Australian wine which made low cost wine available to U.K. retailers who were able to create and build private label brands in the Australian wine category; and (iv) foreign exchange volatility. For these reasons, combined with the Company’s strategic focus on premiumizing its portfolio, generating strong free cash flow and improving return on invested capital, the Company decided to substantially reduce its exposure to the U.K. and Australian markets through the CWAE Divestiture.

          The Company remains committed to its long-term financial model of growing sales, including international expansion of its CWNA segment’s branded portfolio, expanding margins, increasing cash flow and reducing borrowings to achieve earnings per share growth and improve return on invested capital.
          Marketing, sales and distribution of the Company’s products are managed on a geographic basis in order to fully leverage leading market positions within each core market. Market dynamics and consumer trends vary significantly across the Company’s remaining three core markets (U.S., Canada and New Zealand) within the Company’s remaining two geographic regions (North America and New Zealand). Within North America, the Company offers a range of beverage alcohol products across the branded wine and spirits and, through Crown Imports, imported beer categories in the U.S. Within New Zealand, the Company primarily offers branded wine. The environment for the Company’s products is competitive in each of the Company’s core markets.
          For the year ended February 28, 2011 (“Fiscal 2011”), the Company’s net sales decreased 1% over the year ended February 28, 2010 (“Fiscal 2010”), primarily due to the divestiture of the U.K. cider business (see “Divestitures in Fiscal 2011, Fiscal 2010 and Fiscal 2009” below) and the CWAE Divestiture, partially offset by a combination of volume growth and favorable product mix shift in the U.S. base branded wine portfolio (as defined below). Operating income for Fiscal 2011 increased 61% over Fiscal 2010 primarily due to a decrease in restructuring charges and unusual items for Fiscal 2011 compared to Fiscal 2010. Net income for Fiscal 2011 increased significantly over Fiscal 2010 primarily due to the items discussed above combined with a benefit from income taxes and lower interest expense.
          The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2011 compared to Fiscal 2010, and Fiscal 2010 compared to the year ended February 28, 2009 (“Fiscal 2009”), and (ii) financial liquidity and capital resources for Fiscal 2011. References to U.S. base branded wine exclude the impact of (i) branded wine for the CWNA segment previously sold through the Company’s CWAE segment, (ii) branded spirits divested of in the value spirits divestiture (as discussed below) and/or (iii) branded wine divested of in the Pacific Northwest Business divestiture (as defined below), as appropriate. References to U.K. base branded wine exclude the impact of U.K. cider divested of in the U.K. cider business divestiture (as discussed below). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.
Divestitures in Fiscal 2011, Fiscal 2010 and Fiscal 2009
          Australian and U.K. Business
          In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $266.9 million, subject to post-closing adjustments. The Company received cash proceeds, net of cash divested of $15.8 million and direct costs paid of $2.3 million, of $221.3 million, subject to post-closing adjustments. The Company retained a 19.9% interest in its previously owned Australian and U.K. business. This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio and improving margins and return on invested capital.

          The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture:

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested	223.6
Retained interest in previously owned business	48.2
Estimated post-closing adjustments	(19.3)
Foreign currency reclassification	678.8
Indemnification liabilities	(26.1)
Direct costs to sell, paid and accrued	(14.0)
Other	8.0

Net gain on sale	165.1
Loss on settlement of pension	(109.9)

Net gain	$55.2

          In addition, the Company’s CWAE segment recorded an additional net gain of $28.5 million, primarily associated with a net gain on derivative instruments of $20.8 million, related to this divestiture. Total net gains associated with this divestiture of $83.7 million are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
          U.K. Cider Business
           In January 2010, the Company sold its U.K. cider business for cash proceeds of £43.9 million ($71.6 million), net of direct costs to sell. This transaction is consistent with the Company’s strategic focus on premium higher-growth, higher-margin wine, beer and spirits brands. In connection with this divestiture, the Company’s CWAE segment recorded a gain of $11.2 million for Fiscal 2010 which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
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

          Pacific Northwest Business
          In June 2008, the Company sold certain businesses consisting of several California wineries and wine brands acquired in the acquisition of all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”), as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. This transaction contributes to the Company’s streamlining of its U.S. wine portfolio by eliminating brand duplication and reducing excess production capacity. In connection with this divestiture, the Company’s CWNA segment recorded a loss of $23.2 million for Fiscal 2009, which included a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. The loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.
Equity Method Investment in Fiscal 2011
          In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. For the year ended February 28, 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. This loss was included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should affect the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of February 28, 2011, the Company’s investment in Ruffino was $7.4 million.

Results of Operations
Fiscal 2011 Compared to Fiscal 2010
          Net Sales
          The following table sets forth the net sales by reportable segment of the Company for Fiscal 2011 and Fiscal 2010.

	Fiscal	Fiscal	% Increase
	2011	2010	(Decrease)
(in millions)
CWNA net sales	$2,557.3	$2,434.7	5%
CWAE net sales	774.7	930.1	(17)%
Crown Imports net sales	2,392.9	2,256.2	6%
Consolidations and eliminations	(2,392.9)	(2,256.2)	(6)%

Consolidated Net Sales	$3,332.0	$3,364.8	(1)%

          Net sales for Fiscal 2011 decreased to $3,332.0 million from $3,364.8 million for Fiscal 2010, a decrease of $32.8 million, or (1%). This decrease resulted primarily from the divestiture of the U.K. cider business, the CWAE Divestiture and the divestiture of the value spirits business of $178.2 million, partially offset by an increase in U.S. base branded wine net sales of $85.9 million and a favorable year-over-year foreign currency translation impact of $52.6 million.
          Constellation Wines North America
          Net sales for CWNA increased to $2,557.3 million for Fiscal 2011 from $2,434.7 million for Fiscal 2010, an increase of $122.6 million, or 5%. This increase is primarily due to volume growth and favorable product mix shift in the U.S. base branded wine portfolio due largely to certain U.S. distributor contractual commitments, and a favorable year-over-year foreign currency translation impact of $36.4 million, partially offset by increased promotional spend, primarily in the U.S. The Fiscal 2011 U.S. volume growth is even more pronounced as a result of the Company’s strategic decision in the fourth quarter of fiscal 2010 to work with certain of its U.S. distributors to reduce their U.S. branded wine inventory levels and not require these distributors to purchase the originally contracted branded wine amounts during that quarter. The Company believes that this strategic decision has helped and will continue to help its U.S. distributors improve depletion trends and consumer takeaway as distributor cost savings associated with carrying lower levels of inventory were invested by the U.S. distributors in additional marketing and promotional programming behind the CWNA segment’s U.S. branded wine portfolio during Fiscal 2011 and such investments are expected to continue during Fiscal 2012.
          Constellation Wines Australia and Europe
          Net sales for CWAE decreased to $774.7 million for Fiscal 2011 from $930.1 million for Fiscal 2010, a decrease of $155.4 million, or (17%). This decrease is primarily due to a decrease in net sales of $171.7 million in connection with the divestiture of the U.K. cider business and the CWAE Divestiture, partially offset by a favorable year-over-year foreign currency translation impact of $16.2 million.
          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

          Gross Profit
          The Company’s gross profit increased to $1,190.1 million for Fiscal 2011 from $1,144.8 million for Fiscal 2010, an increase of $45.3 million, or 4%. This increase is due to an increase in CWNA’s gross profit of $48.3 million and a decrease in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $27.7 million, partially offset by a decrease in CWAE’s gross profit of $30.7 million. The increase in CWNA’s gross profit is primarily due to favorable product mix shift and volume growth (primarily in the U.S. base branded wine portfolio) combined with a favorable year-over-year foreign currency translation impact of $15.9 million, partially offset by increased U.S. promotional spend and the flow through of higher calendar 2008 U.S. grape costs. The decrease in unusual items is primarily due to decreases in accelerated depreciation of $15.5 million associated with certain restructuring programs and the flow through of inventory step-up of $6.0 million associated primarily with the December 2007 BWE acquisition. The decrease in CWAE’s gross profit is primarily due to the divestiture of the U.K. cider business and the CWAE Divestiture.
          Gross profit as a percent of net sales increased to 35.7% for Fiscal 2011 from 34.0% for Fiscal 2010 primarily due to the lower unusual items and growth of higher-margin CWNA branded wine and spirits net sales (driven primarily by favorable U.S. base branded wine product mix shift and the divestitures of the lower-margin Australian and U.K. business and the U.K. cider business), partially offset by the negative impact of the flow through of the higher calendar 2008 U.S. grape costs and the increased U.S. promotional spend.
          Selling, General and Administrative Expenses
          Selling, general and administrative expenses decreased to $640.9 million for Fiscal 2011 from $682.5 million for Fiscal 2010, a decrease of $41.6 million, or (6%). This decrease is due to decreases in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $85.7 million, and the CWAE segment of $23.1 million, partially offset by increases in the CWNA segment of $55.3 million and the Corporate Operations and Other segment of $11.9 million. The decrease in unusual items consists of the following:

	Fiscal	Fiscal	(Decrease)
	2011	2010	Increase
(in millions)
Net gains on the CWAE Divestiture and related activities	$(83.7)	$–	$(83.7)
Net gain on sale of nonstrategic assets/business	(3.3)	(11.2)	7.9
Loss on contractual obligation from put option of Ruffino shareholder	60.0	34.3	25.7
Acquisition-related integration costs	0.5	0.2	0.3
Net gain on March 2009 sale of value spirits business	–	(0.2)	0.2
Other costs	6.3	42.4	(36.1)

	$(20.2)	$65.5	$(85.7)

          The decrease in other costs above is driven primarily by the Company’s plan (announced in April 2009) to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). The decrease in CWAE’s selling, general and administrative expenses is primarily due to the divestiture of the U.K. cider business and the CWAE Divestiture. The increase in CWNA’s selling, general and administrative expenses is due to increases (on a constant currency basis) in general and administrative expenses of $21.4 million, selling expenses of $15.2 million and advertising expenses of $9.6 million, combined with an unfavorable year-over-year foreign currency translation impact of $9.1 million. The increases in general and administrative expenses and selling expenses are primarily due to (i) costs associated with the Company’s initiative to implement a comprehensive, multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform to improve the accessibility of information and visibility of global data (“Project Fusion”); (ii) higher compensation and benefits driven largely by higher annual management incentive compensation expense; and (iii) higher consulting service fees associated with the segment’s review of certain business and process improvement opportunities. The increase in advertising expenses is primarily due to a planned increase in marketing and advertising spend behind the segment’s branded wine and spirits portfolio. The increase in Corporate Operations and Other’s selling, general and administrative expenses is due to an increase in general and administrative expenses resulting largely from higher annual management incentive compensation expense and higher stock-based compensation expense.
          Selling, general and administrative expenses as a percent of net sales decreased to 19.2% for Fiscal 2011 as compared to 20.3% for Fiscal 2010 primarily due to the factors discussed above, partially offset by the increased U.S. promotional spend.
          Impairment of Goodwill and Intangible Assets
          The Company recorded impairment losses of $23.6 million and $103.2 million for Fiscal 2011 and Fiscal 2010, respectively. The Fiscal 2011 impairment losses resulted primarily from the Company’s fourth quarter annual review, pursuant to the Company’s accounting policy, of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated with the CWNA segment’s Canadian reporting unit were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. As a result of this review, the Company recorded an impairment loss of $19.7 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. In addition, in the third quarter of fiscal 2011, in connection with the Company’s decision to discontinue certain wine brands within its CWNA segment’s U.S. wine portfolio, the Company determined that certain indefinite lived trademarks associated with the CWNA segment’s U.S. reporting unit were impaired. As a result of this decision, the Company recorded an impairment loss of $6.9 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The Fiscal 2010 impairment losses resulted from the Company’s fourth quarter annual review, pursuant to the Company’s accounting policy, of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated primarily with the CWAE segment’s Australian reporting unit were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. As a result of this review, the Company recorded an impairment loss of $103.2 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations.

          Restructuring Charges
          The Company recorded $23.1 million of restructuring charges for Fiscal 2011 associated primarily with the Company’s Global Initiative and the Company’s plan (announced in August 2008) to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”). Restructuring charges include $12.1 million of employee termination benefit costs, $5.2 million of contract termination costs, $4.2 million of net noncash charges on assets sold in Australia, and $1.6 million of facility consolidation/relocation costs. The Company recorded $47.6 million of restructuring charges for Fiscal 2010 associated primarily with the Company’s Global Initiative and Australian Initiative.
          In addition, the Company incurred additional costs for Fiscal 2011 and Fiscal 2010 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Fiscal 2011 and Fiscal 2010 are as follows:

	Fiscal	Fiscal
	2011	2010
(in millions)
Cost of Product Sold
Accelerated depreciation	$2.2	$17.7
Inventory write-downs	$–	$1.6
Other	$–	$4.7

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	$(1.0)	$–
Acquisition-related integration costs	$0.5	$0.2
Other costs	$6.3	$42.4

Restructuring Charges	$23.1	$47.6
          The Company does not expect to incur any material costs in connection with its existing restructuring plans for Fiscal 2012.
          Operating Income
          The following table sets forth the operating income (loss) by reportable segment of the Company for Fiscal 2011 and Fiscal 2010.

	Fiscal	Fiscal	% (Decrease)
	2011	2010	Increase
(in millions)
CWNA	$631.0	$638.0	(1)%
CWAE	9.3	16.9	(45)%
Corporate Operations and Other	(106.6)	(94.7)	(13)%
Crown Imports	453.0	444.1	2%
Consolidations and eliminations	(453.0)	(444.1)	(2)%

Total Reportable Segments	533.7	560.2	(5)%
Restructuring Charges and Unusual Items	(31.2)	(248.7)	NM

Consolidated Operating Income	$502.5	$311.5	61%

NM = Not Meaningful

          As a result of the factors discussed above, consolidated operating income increased to $502.5 million for Fiscal 2011 from $311.5 million for Fiscal 2010, an increase of $191.0 million, or 61%. Restructuring charges and unusual items of $31.2 million and $248.7 million for Fiscal 2011 and Fiscal 2010, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Fiscal	Fiscal
	2011	2010
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$2.4	$8.4
Accelerated depreciation	2.2	17.7
Inventory write-downs	–	1.6
Other	0.1	4.7

Cost of Product Sold	4.7	32.4

Selling, General and Administrative Expenses
Net gains on the CWAE Divestiture and related activities	(83.7)	–
Net gain on sale of nonstrategic assets/business	(3.3)	(11.2)
Loss on contractual obligation from put option of Ruffino shareholder	60.0	34.3
Acquisition-related integration costs	0.5	0.2
Net gain on March 2009 sale of value spirits business	–	(0.2)
Other costs	6.3	42.4

Selling, General and Administrative Expenses	(20.2)	65.5

Impairment of Intangible Assets	23.6	103.2

Restructuring Charges	23.1	47.6

Restructuring Charges and Unusual Items	$31.2	$248.7

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees increased to $243.8 million for Fiscal 2011 from $213.6 million for Fiscal 2010, an increase of $30.2 million, or 14%. This increase is primarily due to the Company’s Fiscal 2010 recognition of an impairment of $25.4 million related to its CWNA segment’s investment in Ruffino and higher Fiscal 2011 equity in earnings of $4.2 million from the Company’s Crown Imports joint venture. The Fiscal 2010 impairment resulted from the Company’s third quarter review of its equity method investments for other-than-temporary impairment. As a result of this review, the Company determined that the CWNA segment’s investment in Ruffino was impaired primarily due to a decline in revenue and profit forecasts for this international equity method investee combined with an unfavorable foreign exchange movement between the euro and the U.S. Dollar. Accordingly, the Company recorded an impairment loss of $25.4 million in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations.
          Net sales for Crown Imports increased to $2,392.9 million for Fiscal 2011 from $2,256.2 million for Fiscal 2010, an increase of $136.7 million, or 6%. This increase resulted primarily from volume growth within the Crown Imports’ Mexican beer portfolio. Crown Imports’ gross profit increased $32.1 million, or 5%, primarily due to the volume growth, partially offset by a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $23.2 million, or 11%, primarily due to an increase in general and administrative expenses driven largely by an unfavorable arbitration panel decision in the third quarter of fiscal 2011 related to a matter with one of Crown Imports’ former distributors, and a planned increase in advertising spend. Operating income increased $8.9 million, or 2%, primarily due to these factors.

          Interest Expense, Net
          Interest expense, net of interest income of $3.5 million and $10.4 million, for Fiscal 2011 and Fiscal 2010, respectively, decreased to $195.3 million for Fiscal 2011 from $265.1 million for Fiscal 2010, a decrease of $69.8 million, or (26%). The decrease resulted from lower average interest rates for the Company combined with reduced average borrowings for Fiscal 2011.
          Provision for Income Taxes
          The Company’s effective tax rate for Fiscal 2011 and Fiscal 2010 is (1.5%) and 61.7%, respectively. The Company’s effective tax rate for Fiscal 2011 of (1.5%) was driven largely by a benefit of $207.0 million associated with the deduction for investments and loans related to the CWAE Divestiture and a decrease in uncertain tax positions of $36.0 million in connection with the completion of various income tax examinations and the expiration of statutes of limitation during Fiscal 2011, partially offset by the recognition of valuation allowances against net operating losses in the U.K. and Australia. The Company’s effective tax rate for Fiscal 2010 of 61.7% was driven largely by (i) a nondeductible portion of the impairment loss related to certain trademarks of $93.7 million, (ii) the recognition of nondeductible charges of $59.7 million related to the Company’s Ruffino investment and (iii) $37.5 million of taxes associated with the sale of the value spirits business, primarily related to the write-off of nondeductible goodwill; partially offset by a decrease in uncertain tax positions of $33.0 million in connection with the completion of various income tax examinations during Fiscal 2010.
          Net Income
          As a result of the above factors, net income increased to $559.5 million for Fiscal 2011 from $99.3 million for Fiscal 2010, an increase of $460.2 million.
Fiscal 2010 Compared to Fiscal 2009
          Net Sales
          The following table sets forth the net sales by reportable segment of the Company for Fiscal 2010 and Fiscal 2009.

	Fiscal	Fiscal	% (Decrease)
	2010	2009	Increase
(in millions)
CWNA net sales	$2,434.7	$2,703.4	(10)%
CWAE net sales	930.1	951.2	(2)%
Crown Imports net sales	2,256.2	2,395.4	(6)%
Consolidations and eliminations	(2,256.2)	(2,395.4)	6%

Consolidated Net Sales	$3,364.8	$3,654.6	(8)%

          Net sales for Fiscal 2010 decreased to $3,364.8 million from $3,654.6 million for Fiscal 2009, a decrease of $289.8 million, or (8%). This decrease resulted primarily from decreases in spirits net sales and U.S. base branded wine net sales of $195.2 million and $70.7 million, respectively, and an unfavorable year-over-year foreign currency translation impact of $66.8 million, partially offset by growth of U.K. branded wine net sales of $35.2 million (on a constant currency basis).

          Constellation Wines North America
          Net sales for CWNA decreased to $2,434.7 million for Fiscal 2010 from $2,703.4 million for Fiscal 2009, a decrease of $268.7 million, or (10%). This decrease resulted primarily from decreases in spirits net sales of $195.2 million and U.S. base branded wine net sales of $70.7 million. The decrease in spirits net sales was due to a decrease of $230.0 million in connection with the divestitures of the value spirits business and a Canadian distilling facility, partially offset by growth within the retained spirits business driven largely by volume growth of SVEDKA Vodka. The decrease in the U.S. base branded wine net sales was due primarily to the Company’s fourth quarter of fiscal 2010 strategic decision to assist U.S. distributors in reducing their higher than average inventory levels. The higher inventory levels resulted primarily from a planned build in inventory levels during the second quarter of fiscal 2010 in advance of the September 1, 2009, U.S. distributor transition program. These actions had the planned effect of moving a portion of third quarter of fiscal 2010 sales into the second quarter of fiscal 2010. However, during the third quarter of fiscal 2010, distributor depletions were not as strong as expected. As a result, U.S. distributor inventory levels were higher than expected at the end of the third quarter of fiscal 2010. As such, the Company, in collaboration with certain of its newly contracted U.S. distributors, did not require these distributors to purchase the original contracted amount during the fourth quarter of fiscal 2010. The Company estimated that this decision unfavorably impacted the U.S. branded wine net sales by approximately $60 to $70 million.
          Constellation Wines Australia and Europe
          Net sales for CWAE decreased to $930.1 million for Fiscal 2010 from $951.2 million for Fiscal 2009, a decrease of $21.1 million, or (2%). This decrease was driven primarily by an unfavorable year-over-year foreign currency translation impact of $61.4 million, partially offset by $35.2 million of U.K. base branded wine growth on a constant currency basis. This increase was due primarily to volume growth of lower priced products.
          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.
          Gross Profit
          The Company’s gross profit decreased to $1,144.8 million for Fiscal 2010 from $1,230.0 million for Fiscal 2009, a decrease of $85.2 million, or (7%). This decrease was due to a decrease in CWNA’s gross profit of $122.0 million and CWAE’s gross profit of $58.1 million, partially offset by a decrease in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $94.9 million. The decrease in CWNA’s gross profit was primarily due to the divestitures of certain lower margin businesses, primarily the value spirits business, of $76.6 million, and a decrease in the U.S. base branded wine portfolio of $35.8 million. The decrease in the U.S. base branded wine gross profit was largely due to the lower net sales to certain U.S. distributors. The decrease in CWAE’s gross profit was primarily due to the flow through of higher Australian calendar 2008 harvest costs and an unfavorable mix of sales towards lower margin products. The lower unusual items was primarily due to a decrease in inventory write-downs of $92.2 million in Fiscal 2010 compared to Fiscal 2009 due largely to (i) inventory write-downs of $53.9 million recorded in Fiscal 2009 in connection with the Company’s Australian Initiative and (ii) a loss of $37.0 million on the adjustment of certain inventory, primarily Australian, related to prior years.

          Gross profit as a percent of net sales increased to 34.0% for Fiscal 2010 from 33.7% for Fiscal 2009 primarily due to the lower unusual items, partially offset by the decrease in CWAE’s gross profit resulting primarily from the flow through of higher Australian calendar 2008 harvest costs and the unfavorable mix of sales towards lower margin products.
          Selling, General and Administrative Expenses
          Selling, general and administrative expenses decreased to $682.5 million for Fiscal 2010 from $832.0 million for Fiscal 2009, a decrease of $149.5 million, or (18%). This decrease was due to decreases in the CWNA segment of $115.7 million, the CWAE segment of $27.9 million and unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $13.8 million, partially offset by an increase in the Corporate Operations and Other segment of $7.9 million. The decrease in CWNA’s selling, general and administrative expenses was primarily due to decreases (on a constant currency basis) in general and administrative expenses of $51.4 million, selling expenses of $37.6 million and advertising expenses of $25.2 million. These decreases are largely attributable to (i) the divestitures of certain lower margin value businesses, primarily the value spirits business; (ii) cost savings in connection with the Company’s various restructuring activities; (iii) planned reductions in marketing and advertising spend; and (iv) an overlap of prior year losses on foreign currency transactions. The decrease in CWAE’s selling, general and administrative expenses was primarily due to decreases (on a constant currency basis) in advertising expenses of $12.5 million and selling expenses of $3.6 million, combined with a favorable year-over-year foreign currency translation impact of $10.4 million. These decreases are due largely to planned reductions in marketing and advertising spend and cost savings in connection with the Company’s various restructuring activities. The decrease in unusual items consists of the following:

	Fiscal	Fiscal	(Decrease)
	2010	2009	Increase
(in millions)
Loss on contractual obligation from put option of Ruffino shareholder	$34.3	$–	$34.3
(Gain) loss on sale of nonstrategic business/assets	(11.2)	8.1	(19.3)
Net (gain) loss on March 2009 sale of value spirits business	(0.2)	15.6	(15.8)
Acquisition-related integration costs	0.2	8.2	(8.0)
Loss on sale of Pacific Northwest Business	–	23.2	(23.2)
Other costs	42.4	24.2	18.2

	$65.5	$79.3	$(13.8)

          The increase in other costs above is due largely to $34.9 million of other costs recognized in Fiscal 2010 in connection with the Company’s Global Initiative plan compared to $16.0 million of other costs recognized in Fiscal 2009 in connection with the Company’s plan (announced in August 2006) to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The increase in the Corporate Operations and Other segment’s selling, general and administrative expenses was due to an increase in general and administrative expenses resulting primarily from Project Fusion.
          Selling, general and administrative expenses as a percent of net sales decreased to 20.3% for Fiscal 2010 as compared to 22.8% for Fiscal 2009 primarily due to cost savings in connection with the Company’s various restructuring activities, the planned reductions in marketing and advertising spend and the overlap of prior year losses on foreign currency transactions.

          Impairment of Goodwill and Intangible Assets
          During Fiscal 2010, the Company recorded impairment losses of $103.2 million, consisting of impairment of certain trademarks related primarily to its CWAE segment’s Australian reporting unit. During Fiscal 2009, the Company recorded impairment losses of $300.4 million, consisting of impairments of goodwill and certain trademarks of $252.8 million and $47.6 million, respectively, related primarily to its CWAE segment’s U.K. reporting unit.
          Restructuring Charges
          The Company recorded $47.6 million of restructuring charges for Fiscal 2010 associated primarily with the Company’s Global Initiative and Australian Initiative. Restructuring charges included $25.0 million of employee termination benefit costs, $13.4 million of impairment charges on assets sold or held for sale in Australia, $7.6 million of contract termination costs and $1.6 million of facility consolidation/relocation costs. The Company recorded $68.0 million of restructuring charges for Fiscal 2009 associated primarily with the Company’s Australian Initiative.
          In addition, the Company incurred additional costs for Fiscal 2010 and Fiscal 2009 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Fiscal 2010 and Fiscal 2009 are as follows:

	Fiscal	Fiscal
	2010	2009
(in millions)
Cost of Product Sold
Accelerated depreciation	$17.7	$11.2
Inventory write-downs	$1.6	$56.8
Other	$4.7	$–

Selling, General and Administrative Expenses
Acquisition-related integration costs	$0.2	$8.2
Other costs	$42.4	$24.2

Impairment of Intangible Assets	$–	$22.2

Restructuring Charges	$47.6	$68.0
          Operating Income
          The following table sets forth the operating income (loss) by reportable segment of the Company for Fiscal 2010 and Fiscal 2009.

	Fiscal	Fiscal	% (Decrease)
	2010	2009	Increase
(in millions)
CWNA	$638.0	$644.3	(1)%
CWAE	16.9	47.1	(64)%
Corporate Operations and Other	(94.7)	(86.8)	(9)%
Crown Imports	444.1	504.1	(12)%
Consolidations and eliminations	(444.1)	(504.1)	12%

Total Reportable Segments	560.2	604.6	(7)%
Restructuring Charges and Unusual Items	(248.7)	(575.0)	NM

Consolidated Operating Income	$311.5	$29.6	NM

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

	Fiscal	Fiscal
	2010	2009
(in millions)
Cost of Product Sold
Accelerated depreciation	$17.7	$11.2
Flow through of inventory step-up	8.4	22.2
Inventory write-downs	1.6	56.8
Other	4.7	37.1

Cost of Product Sold	32.4	127.3

Selling, General and Administrative Expenses
Loss on contractual obligation from put option of Ruffino shareholder	34.3	–
(Gain) loss on sale of nonstrategic business/assets	(11.2)	8.1
Net (gain) loss on March 2009 sale of value spirits business	(0.2)	15.6
Acquisition-related integration costs	0.2	8.2
Loss on sale of Pacific Northwest Business	–	23.2
Other costs	42.4	24.2

Selling, General and Administrative Expenses	65.5	79.3

Impairment of Goodwill and Intangible Assets	103.2	300.4

Restructuring Charges	47.6	68.0

Restructuring Charges and Unusual Items	$248.7	$575.0

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees increased to $213.6 million for Fiscal 2010 from $186.6 million for Fiscal 2009, an increase of $27.0 million, or 14%. This increase was primarily due to the recognition of a $25.4 million impairment loss recognized in Fiscal 2010 related to the Company’s CWNA segment’s international equity method investment in Ruffino as compared to $83.3 million of impairment losses recognized in Fiscal 2009 related primarily to Ruffino ($48.6 million) and the Company’s CWAE segment’s international equity method investment in the U.K. wholesale business, Matthew Clark ($30.1 million). The increase in equity in earnings of equity method investees from lower impairment losses in Fiscal 2010 was partially offset by a decrease of $30.4 million in equity in earnings from the Company’s Crown Imports joint venture.
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
          Net Income (Loss)
          As a result of the above factors, net income increased to $99.3 million for Fiscal 2010 from a net loss of $301.4 million for Fiscal 2009, or $400.7 million.
Financial Liquidity and Capital Resources
General
          The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the U.S. and Canada, the annual grape crush normally begins in August and runs through October. In New Zealand, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with the majority of payments for such grapes coming due within 90 days. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements.

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
          As of April 19, 2011, the Company had $595.4 million in revolving loans available to be drawn under its 2006 Credit Agreement (as defined below). The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.
Fiscal 2011 Cash Flows
          Operating Activities
          Net cash provided by operating activities for Fiscal 2011 was $619.3 million, which resulted primarily from net income of $559.5 million, plus $255.7 million of net noncash items charged to the Consolidated Statements of Operations, partially offset by net cash used in the net change in the Company’s operating assets and liabilities of $161.0 million.
          The net noncash items consisted primarily of depreciation expense, loss on settlement of pension obligations associated with the CWAE Divestiture, deferred tax provision, loss on contractual obligation from put option of Ruffino shareholder and stock-based compensation expense, partially offset by the net gain on business sold associated with the CWAE Divestiture. The net cash used in the net change in the Company’s operating assets and liabilities is driven primarily by decreases in other accrued expenses and liabilities of $168.6 million and accounts payable of $82.5 million combined with an increase in accounts receivable, net, of $86.0 million, partially offset by a decrease in inventories of $190.8 million. The decrease in other accrued expenses and liabilities is due largely to the recognition of income tax benefits in connection with the CWAE Divestiture. The decrease in accounts payable is due primarily to lower grape grower payables in Australia as a result of the timing of the January 2011 CWAE Divestiture in advance of the calendar 2011 Australian grape harvest and the timing of payments in the U.K. (through January 31, 2011). The increase in accounts receivable, net is due primarily to the net sales volume growth in the U.S. branded wine portfolio. The decrease in inventories is due largely to decreases in Australian, U.S. and New Zealand inventory levels. The reduction in Australian inventory levels is primarily due to a later calendar 2011 grape harvest combined with the January 2011 CWAE Divestiture. The decrease in the U.S. inventory levels is primarily due to the flow through of higher 2008 U.S. calendar grape costs combined with the net sales volume growth during the fourth quarter of fiscal 2011 in the U.S. branded wine portfolio. The reduction in New Zealand inventory levels is primarily due to lower tonnage and grape costs associated with the calendar 2011 grape harvest.
          Investing Activities
          Net cash provided by investing activities for Fiscal 2011 was $188.1 million, which resulted primarily from proceeds from the sale of businesses, net of cash divested, of $219.7 million driven primarily by the proceeds from the CWAE Divestiture, net of direct costs to sell, and proceeds from the note receivable received in connection with the divestiture of the value spirits business of $60.0 million, partially offset by capital expenditures of $89.1 million and a payment in connection with the settlement of the irrevocable and unconditional put option of the incremental 9.9% ownership interest associated with the Company’s equity method investment, Ruffino, of $29.6 million.

          Financing Activities
          Net cash used in financing activities for Fiscal 2011 was $845.7 million resulting primarily from principal payments of long-term debt of $328.5 million, purchases of treasury stock through the ASB transaction (as defined below) of $300.0 million and net repayment of notes payable of $289.7 million, partially offset by proceeds from exercise of employee stock options of $61.0 million.
Fiscal 2010 Cash Flows
          Operating Activities
          Net cash provided by operating activities for Fiscal 2010 was $402.5 million, which resulted primarily from net income of $99.3 million, plus $312.0 million of net noncash items charged to the Consolidated Statements of Operations and $47.1 million of other, net, less $55.9 million representing the net change in the Company’s operating assets and liabilities.
          The net noncash items consisted primarily of depreciation expense, impairment of goodwill and intangible assets, stock-based compensation expense and loss on the contractual obligation from the put option of a Ruffino shareholder. Other, net, consists primarily of cash proceeds from the settlement of certain derivative instruments designated to hedge foreign currency risk associated with certain foreign currency denominated transactions. The net change in operating assets and liabilities resulted primarily from a decrease in other accrued expenses and liabilities of $110.6 million and a decrease of $42.7 million in accounts payable, partially offset by a decrease in accounts receivable, net, and inventories of $61.9 million and $51.0 million, respectively. The decrease in other accrued expenses and liabilities of $110.6 million is primarily due to higher income tax payments for Fiscal 2010 and lower accrued interest resulting primarily from the timing of interest payments. The decrease in accounts payable of $42.7 million is due largely to lower grape grower payables in Australia associated with the calendar 2010 harvest and the timing of payments in the U.K. business. The decrease in accounts receivable, net, of $61.9 million primarily reflects the impact of the reduced branded wine net sales in the U.S. during the fourth quarter of fiscal 2010 and the liquidation of the accounts receivable balances associated with the January 2010 divestiture of the U.K. cider business. The decrease in inventories of $51.0 million is primarily due to the flow through of the higher calendar 2008 Australian harvest costs in Fiscal 2010, partially offset by an increase in the Company’s U.S. branded wine inventory levels resulting largely from the reduced branded wine net sales in the U.S. during the fourth quarter of fiscal 2010.
          Investing Activities
          Net cash provided by investing activities for Fiscal 2010 was $256.6 million, which resulted primarily from the proceeds of $349.6 million from the divestitures of the value spirits business and the U.K. cider business, both net of direct costs to sell, partially offset by $107.7 million of capital expenditures.
          Financing Activities
          Net cash used in financing activities for Fiscal 2010 was $623.0 million resulting primarily from principal payments of long-term debt of $781.3 million, partially offset by net proceeds from notes payable of $117.1 million and proceeds from maturity of a derivative instrument of $33.2 million.

Share Repurchase Programs
          In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During Fiscal 2011, the Company repurchased 17,223,404 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $300.0 million, or an average cost of $17.42 per share, through a collared accelerated stock buyback (“ASB”) transaction that was announced in April 2010. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional installment of 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. In November 2010, the Company received the final installment of 3,421,924 shares of Class A Common Stock following the end of the calculation period on November 24, 2010. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. During Fiscal 2011, the Company has used cash flows from operating activities to repay the revolver borrowings under the 2006 Credit Agreement used to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.
          In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. The Board of Directors did not specify a date upon which this authorization would expire. Share repurchases under this authorization are expected to be accomplished from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions, and management currently expects that the repurchase under this authorization will be implemented over a multi-year period. The Company may fund share repurchases with cash generated from operations or proceeds of borrowings under its senior credit facility. Any repurchased shares will become treasury shares. As of April 28, 2011, no shares have been repurchased pursuant to this authorization.
Debt
          Total debt outstanding as of February 28, 2011, amounted to $3,236.3 million, a decrease of $599.2 million from February 28, 2010.
          Senior Credit Facility
          2006 Credit Agreement
          The Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions are parties to a credit agreement, as amended (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3,842.0 million, consisting of (i) a $1,200.0 million tranche A term loan facility with an original final maturity in June 2011, fully repaid as of February 28, 2011 (the “Tranche A Term Loans”), (ii) a $1,800.0 million tranche B term loan facility, of which $1,500.0 million has a final maturity in June 2013 (the “2013 Tranche B Term Loans”) and $300.0 million has a final maturity in June 2015 (the “2015 Tranche B Term Loans”), and (iii) an $842.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million), of which $192.0 million terminates in June 2011 (the “2011 Revolving Facility”) and $650.0 million terminates in June 2013 (the “2013 Revolving Facility”). The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.

          As of February 28, 2011, the required principal repayments of the tranche B term loan facility for each of the five succeeding fiscal years and thereafter are as follows:

Tranche B
Term Loan
Facility
(in millions)
2012	$5.6
2013	466.4
2014	465.1
2015	146.2
2016	144.7
Thereafter	–

$1,228.0

          The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the 2011 Revolving Facility and the 2013 Revolving Facility, and is fixed with respect to the 2013 Tranche B Term Loans and the 2015 Tranche B Term Loans. As of February 28, 2011, the LIBOR margin for the 2011 Revolving Facility is 1.25%; the LIBOR margin for the 2013 Revolving Facility is 2.50%; the LIBOR margin for the 2013 Tranche B Term Loans is 1.50%; and the LIBOR margin on the 2015 Tranche B Term Loans is 2.75%.
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
          As of February 28, 2011, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $7.5 million bearing an interest rate of 3.5%, 2013 Revolving Facility of $67.4 million bearing an interest rate of 3.1%, outstanding letters of credit of $13.9 million, and $753.2 million in revolving loans available to be drawn.
          As of April 19, 2011, following a $300.0 million prepayment of the tranche B term loan facility in March 2011, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $700.2 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $226.4 million bearing an interest rate 3.0%, 2011 Revolving Facility of $43.3 million bearing an interest rate of 1.5%, 2013 Revolving Facility of $189.4 million bearing an interest rate of 2.6%, outstanding letters of credit of $13.9 million, and $595.4 million in revolving loans available to be drawn.

          Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For Fiscal 2011, the Company did not reclassify any amount from Accumulated Other Comprehensive Income (“AOCI”) to interest expense, net on its Consolidated Statements of Operations. For Fiscal 2010 and Fiscal 2009, the Company reclassified net losses of $27.7 million and $12.6 million, respectively, net of income tax effect, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.
          Senior Notes
          In November 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Senior Notes. On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). In November 2009, the Company repaid the Sterling Series B Senior Notes and the Sterling Series C Senior Notes with proceeds from the Company’s revolving credit facility under its then existing senior credit facility and cash flows from operating activities.
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
          As of February 28, 2011, the Company had outstanding $695.6 million (net of $4.4 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”).

          In May 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s then existing senior credit facility. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 28, 2011, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.
          In December 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. As of February 28, 2011, the Company had outstanding $498.0 million (net of $2.0 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.
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
          Senior Subordinated Notes
          In January 2002, the Company issued $250.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due January 2012 (the “January 2002 Senior Subordinated Notes”). On February 25, 2010, the Company repaid the January 2002 Senior Subordinated Notes with proceeds from its revolving credit facility under the 2006 Credit Agreement and cash flows from operating activities.
          Indentures
          The Company’s indentures under which its outstanding senior notes were issued contain customary covenants, requirements and restrictions, the breach of which could result in an acceleration of the Company’s obligation to repay the senior notes.
          Subsidiary Credit Facilities
          The Company has additional credit arrangements totaling $154.2 million as of February 28, 2011. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2011, amounts outstanding under these arrangements were $39.8 million.

Contractual Obligations and Commitments
          The following table sets forth information about the Company’s long-term contractual obligations outstanding at February 28, 2011. The table brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company’s consolidated financial statements. See Notes 10, 11, 12, 13, 14, and 15 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of the items noted in the following table.

	PAYMENTS DUE BY PERIOD
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
(in millions)
Contractual obligations
Notes payable to banks	$83.7	$83.7	$–	$–	$–
Interest payments on notes payable to banks(1)	2.6	2.6
Long-term debt (excluding unamortized discount)	3,159.0	15.9	939.8	796.5	1,406.8
Interest payments on long-term debt(2)	971.9	175.4	328.7	242.9	224.9
Operating leases	340.2	59.8	76.0	46.1	158.3
Other long-term liabilities(3)	141.3	25.5	36.2	10.4	69.2
Unconditional purchase obligations(4)	1,401.5	423.0	616.8	256.5	105.2

Total contractual obligations	$6,100.2	$785.9	$1,997.5	$1,352.4	$1,964.4

(1)	Interest payments on notes payable to banks include interest on both revolving loans under the Company’s senior credit facility and on foreign subsidiary credit facilities. The weighted average interest rate on the revolving loans under the Company’s senior credit facility was 3.2% as of February 28, 2011. Interest rates on foreign subsidiary credit facilities range from 3.0% to 5.9% as of February 28, 2011.

(2)	Interest rates on long-term debt obligations range from 2.1% to 8.4% as of February 28, 2011. Interest payments on long-term debt obligations include amounts associated with the Company’s outstanding interest rate swap agreements to fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 1.0% of the Company’s total long-term debt, as amounts are not material.

(3)	Other long-term liabilities include $21.5 million associated with expected payments for unrecognized tax benefit liabilities as of February 28, 2011, including $5.3 million in the less than one year period. The payments are reflected in the period in which the Company believes they will ultimately be settled based on the Company’s experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $132.9 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. See Note 12 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

(4)	Total unconditional purchase obligations consist of $915.5 million for contracts to purchase grapes over the next fourteen fiscal years, $29.4 million for contracts to purchase bulk wine over the next three fiscal years, $326.5 million for contracts to purchase certain raw materials over the next four fiscal years, and $130.1 million for processing contracts over the next nine fiscal years. See Note 15 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

Off-Balance Sheet Arrangements
          The Company does not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Capital Expenditures
          During Fiscal 2011, the Company incurred $89.1 million for capital expenditures. The Company plans to spend from $85 million to $95 million for capital expenditures in Fiscal 2012. Included within the planned expenditures for Fiscal 2012 are amounts associated with the Company’s Project Fusion. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.
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
Critical Accounting Policies
          The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, the Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical experience, the Company’s observance of trends in the industry, information provided by the Company’s customers and information available from other outside sources, as appropriate. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the Company’s business. The Company’s critical accounting policies include:
•	Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company’s financial statements. The Company recognized inventory write-downs to net realizable value of $1.6 million and $56.8 million for Fiscal 2010 and Fiscal 2009, respectively, in connection with certain of the Company’s restructuring plans, primarily the Australian Initative. Inventory write-downs to net realizable value recognized in the ordinary course of business were not material for Fiscal 2011, Fiscal 2010 and Fiscal 2009. Inventories were $1,369.3 million and $1,879.9 million as of February 28, 2011, and February 28, 2010, respectively.

•	Goodwill and other intangible assets. The Company accounts for goodwill and other intangible assets by classifying intangible assets into three categories: (i) intangible assets with definite lives subject to amortization; (ii) intangible assets with indefinite lives not subject to amortization; and (iii) goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. The Company performs annual impairment tests and re-evaluates the useful lives of other intangible assets with indefinite lives at its annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment might exist. The Company uses a two-step process to evaluate goodwill for impairment. In the first step, the fair value of each reporting unit is compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit is generally determined on the basis of discounted future cash flows supplemented by the market approach. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, a second step is performed to determine the amount of the goodwill impairment the Company should record. In the second step, an implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill is compared to the carrying value of goodwill. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. The Company’s reporting units include the U.S., Canada and New Zealand. In estimating the fair value of the reporting units, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company’s financial statements.

The most significant assumptions used in the discounted cash flows calculation to determine the fair value of the Company’s reporting units in connection with impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate and (iii) the annual cash flow projections. If the Company used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of goodwill, then the changes individually would not have resulted in the carrying value of the respective reporting unit’s net assets, including its goodwill, exceeding its fair value, which would indicate the potential for impairment and the requirement to measure the amount of impairment, if any.

In the fourth quarter of fiscal 2011, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units, as the fair value of each of the Company’s reporting units with goodwill exceeded their carrying value. Based on this analysis, the fair value of the Company’s U.S., New Zealand and Canadian reporting units exceeded their carrying value by approximately 20%, 19% and 18%, respectively. In the fourth quarter of fiscal 2010, as a result of its annual goodwill impairment analysis, the Company concluded that there were no indications of impairment for any of the Company’s reporting units. In the fourth quarter of fiscal 2009, as a result of its annual goodwill impairment analysis, the Company concluded that the carrying value of goodwill assigned to the CWAE segment’s U.K. reporting unit exceeded its implied fair value and recorded an impairment loss of $252.7 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. Goodwill was $2,619.8 million and $2,570.6 million as of February 28, 2011, and February 28, 2010, respectively.

The Company’s other intangible assets consist primarily of customer relationships and trademarks obtained through business acquisitions. Customer relationships are amortized over their estimated useful lives. The useful lives of existing trademarks that were determined to be indefinite are not amortized. These trademarks are evaluated for impairment by comparing the carrying value of the trademarks to their estimated fair value. The estimated fair value of trademarks is calculated based on an income approach using the relief from royalty methodology. The estimated fair value of trademarks is generally determined on the basis of discounted cash flows. The estimate of fair value is then compared to the carrying value of each trademark. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recorded by the Company to reduce the carrying value of the trademark to its estimated fair value. In estimating the fair value of the trademarks, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company’s financial statements.

The most significant assumptions used in the discounted cash flows calculation to determine the fair value of intangible assets with indefinite lives in connection with impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate and (iii) the annual cash flow projections. If the Company used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any non-impaired unit of accounting’s carrying value exceeding its fair value.

In the fourth quarter of fiscal 2011, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated with the CWNA segment’s Canadian reporting unit were impaired. As a result of this review, the Company recorded impairment losses of $16.7 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The Company had previously recorded impairment losses of $6.9 million during its third quarter of fiscal 2011 in connection with the Company’s decision to discontinue certain wine brands within its CWNA segment’s U.S. wine portfolio. In the fourth quarter of fiscal 2010, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that certain trademarks associated primarily with the CWAE segment’s Australian reporting unit were impaired. As a result of this review, the Company recorded impairment losses of $103.2 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. In the fourth quarter of fiscal 2009, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that certain trademarks associated primarily with the CWAE segment’s U.K. reporting unit were impaired. As a result of this review, the Company recorded impairment losses of $25.9 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The Company had previously recorded impairment losses of $21.8 million during its second quarter of fiscal 2009 in connection with the Company’s Australian Initiative. Intangible assets with indefinite lives were $822.2 million and $855.7 million as of February 28, 2011, and February 28, 2010, respectively.

•	Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that have been offered previously. If assumptions included in the Company’s estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which could have a material adverse impact on the Company’s financial statements. Promotional costs were $699.0 million, $749.8 million and $712.1 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Accrued promotion costs were $52.3 million and $111.4 million as of February 28, 2011, and February 28, 2010, respectively.

•	Accounting for stock-based compensation. The Company adopted the fair value recognition provisions using the modified prospective transition method on March 1, 2006 in accordance with the FASB guidance for compensation – stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation cost is calculated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, this guidance requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from stock-based payment arrangements. The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its awards granted after March 1, 2006. The calculation of fair value of stock-based awards requires the input of assumptions, including the expected term of the stock-based awards and the associated stock price volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, then stock-based compensation expense could be materially different in the future. If the Company used an expected term for its stock-based awards that was one year longer, the fair value of stock-based awards granted during Fiscal 2011, Fiscal 2010, Fiscal 2009 and for the years ended February 29, 2008 (“Fiscal 2008”), and February 28, 2007 (“Fiscal 2007”), would have increased by $27.1 million, resulting in an increase of $5.5 million of stock-based compensation expense for Fiscal 2011. If the Company used an expected term of the stock-based awards that was one year shorter, the fair value of the stock-based awards granted during Fiscal 2011, Fiscal 2010, Fiscal 2009, Fiscal 2008 and Fiscal 2007 would have decreased by $27.4 million, resulting in a decrease of $5.3 million of stock-based compensation expense for Fiscal 2011. The total amount of stock-based compensation recognized for Fiscal 2011 was $47.0 million, of which $43.1 million was expensed for Fiscal 2011 and $3.9 million was capitalized in inventory as of February 28, 2011. The total amount of stock-based compensation recognized for Fiscal 2010 was $56.8 million, of which $51.7 million was expensed for Fiscal 2010 and $5.1 million was capitalized in inventory as of February 28, 2010. The total amount of stock-based compensation recognized for Fiscal 2009 was $47.5 million, of which $42.9 million was expensed for Fiscal 2009 and $4.6 million was capitalized in inventory as of February 28, 2009.

•	Accounting for income taxes. The Company estimates its income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of items of income and expense and tax planning strategies. The Company is subject to income taxes in the U.S., Canada, New Zealand and other jurisdictions. The Company recognizes its deferred tax assets and liabilities based upon the expected future tax outcome of amounts recognized in the Company’s Consolidated Statements of Operations. If necessary, the Company records a valuation allowance on deferred tax assets if the realization of the asset appears doubtful. The Company believes that all tax positions are fully supported, however the Company records tax liabilities in accordance with the FASB’s guidance for income tax accounting when certain positions are likely to be challenged and may not succeed. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. In addition, changes in existing tax laws or rates could significantly change the Company’s current estimate of its tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Changes in current estimates, if significant, could have a material adverse impact on the Company’s financial statements. The annual effective tax rate was (1.5%), 61.7% and (182.2%) for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

•	Accounting for business combinations. The acquisition of businesses is an important element of the Company’s strategy. Under the acquisition method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. For example, the Company’s acquisitions typically result in the recognition of goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred. Amortization expense for amortizable intangible assets was $5.5 million, $5.8 million and $6.8 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Amortizable intangible assets were $64.1 million and $69.3 million as of February 28, 2011, and February 28, 2010, respectively.

Accounting Guidance Not Yet Adopted
          Fair value measurements and disclosures –
          In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. This guidance requires an entity to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (ii) present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance also clarifies existing disclosures requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Effective March 1, 2010, the Company adopted the additional disclosure requirements and clarifications of existing disclosures of this guidance, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company is required to adopt those disclosures for its annual and interim periods beginning March 1, 2011. The adoption of the applicable provisions of this guidance on March 1, 2010, did not have a material impact on the Company’s consolidated financial statements. The adoption of the remaining provision of this guidance on March 1, 2011, did not have a material impact on the Company’s consolidated financial statements.
          Intangibles – goodwill and other –
          In December 2010, the FASB issued amended guidance for when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amended guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. Any resulting goodwill impairment upon adoption should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company is required to adopt the guidance for its annual and interim periods beginning March 1, 2011. The adoption of this amended guidance on March 1, 2011, did not have a material impact on the Company’s consolidated financial statements.
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
          Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 28, 2011, the Company had exposures to foreign currency risk primarily related to the euro, New Zealand dollar and Canadian dollar.

          As of February 28, 2011, and February 28, 2010, the Company had outstanding foreign currency derivative instruments with a notional value of $326.4 million and $1,020.1 million, respectively. Approximately 47% of the Company’s total exposures were hedged as of February 28, 2011, including most of the Company’s balance sheet exposures and certain of the Company’s forecasted transactional exposures. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $11.7 million and $14.6 million as of February 28, 2011, and February 28, 2010, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of February 28, 2011, and February 28, 2010, the fair value of open foreign currency contracts would have been decreased by $0.4 million and $13.2 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
          The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,104.0 million and $1,974.3 million as of February 28, 2011, and February 28, 2010, respectively. A hypothetical 1% increase from prevailing interest rates as of February 28, 2011, and February 28, 2010, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $90.3 million and $97.3 million, respectively.
          As of February 28, 2011, and February 28, 2010, the Company had outstanding cash flow designated interest rate swap agreements to minimize interest rate volatility. As of February 28, 2011, the swap agreements fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. As of February 28, 2010, the swap agreements fixed LIBOR interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.1% through February 28, 2010. In addition, as of February 28, 2010, the Company had offsetting outstanding undesignated interest rate swap agreements with an absolute notional value of $2,400.0 million. The Company’s interest rate swap agreements that were outstanding as of February 28, 2010, matured on March 1, 2010. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $4.4 million and $12.0 million as of February 28, 2011, and February 28, 2010, respectively. A hypothetical 1% increase from prevailing interest rates as of February 28, 2011, would have favorably increased the fair value of the interest rate swap agreements by $25.1 million. A hypothetical 1% increase from prevailing interest rates as of February 28, 2010, would not have resulted in a significant change in the fair value of the interest rate swap agreements.
          In addition to the $2,104.0 million and $1,974.3 million estimated fair value of fixed rate debt outstanding as of February 28, 2011, and February 28, 2010, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of February 28, 2011, and February 28, 2010, the estimated fair value of the Company’s total variable rate debt, including current maturities was $1,278.0 million and $1,879.2 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of February 28, 2011, and February 28, 2010, is $29.0 million and $19.2 million, respectively.

Item 8.     Financial Statements and Supplementary Data.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
The following information is presented in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Constellation Brands, Inc.:
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Constellation Brands, Inc.’s internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 29, 2011 expressed an unqualified opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Rochester, New York
April 29, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Constellation Brands, Inc.:
We have audited Constellation Brands, Inc.’s (the Company) internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2011, and our report dated April 29, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Rochester, New York
April 29, 2011

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2011.
The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 28,	February 28,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash investments	$9.2	$43.5
Accounts receivable, net	417.4	514.7
Inventories	1,369.3	1,879.9
Prepaid expenses and other	287.1	151.0

Total current assets	2,083.0	2,589.1
PROPERTY, PLANT AND EQUIPMENT, net	1,219.6	1,567.2
GOODWILL	2,619.8	2,570.6
INTANGIBLE ASSETS, net	886.3	925.0
OTHER ASSETS, net	358.9	442.4

Total assets	$7,167.6	$8,094.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$83.7	$371.2
Current maturities of long-term debt	15.9	187.2
Accounts payable	129.2	268.8
Accrued excise taxes	14.2	43.8
Other accrued expenses and liabilities	419.9	501.6

Total current liabilities	662.9	1,372.6

LONG-TERM DEBT, less current maturities	3,136.7	3,277.1

DEFERRED INCOME TAXES	583.1	536.2

OTHER LIABILITIES	233.0	332.1

COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, none at February 28, 2011, and February 28, 2010	-	-
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 230,290,798 shares at February 28, 2011, and 225,062,547 shares at February 28, 2010	2.3	2.3
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,617,758 shares at February 28, 2011, and 28,734,637 shares at February 28, 2010	0.3	0.3
Class 1 Common Stock, $.01 par value- Authorized, 25,000,000 shares; Issued, none at February 28, 2011, and February 28, 2010	-	-
Additional paid-in capital	1,602.4	1,493.2
Retained earnings	1,662.3	1,102.8
Accumulated other comprehensive income	188.8	587.2

	3,456.1	3,185.8

Less: Treasury stock-
Class A Common Stock, 42,739,831 shares at February 28, 2011, and 26,549,546 shares at February 28, 2010, at cost	(902.0)	(607.3)
Class B Convertible Common Stock, 5,005,800 shares at February 28, 2011, and February 28, 2010, at cost	(2.2)	(2.2)

	(904.2)	(609.5)

Total stockholders’ equity	2,551.9	2,576.3

Total liabilities and stockholders’ equity	$7,167.6	$8,094.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
SALES	$4,096.7	$4,213.0	$4,723.0
Less - excise taxes	(764.7)	(848.2)	(1,068.4)

Net sales	3,332.0	3,364.8	3,654.6
COST OF PRODUCT SOLD	(2,141.9)	(2,220.0)	(2,424.6)

Gross profit	1,190.1	1,144.8	1,230.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(640.9)	(682.5)	(832.0)
IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	(23.6)	(103.2)	(300.4)
RESTRUCTURING CHARGES	(23.1)	(47.6)	(68.0)

Operating income	502.5	311.5	29.6
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	243.8	213.6	186.6
INTEREST EXPENSE, net	(195.3)	(265.1)	(323.0)
LOSS ON WRITE-OFF OF FINANCING COSTS	-	(0.7)	-

Income (loss) before income taxes	551.0	259.3	(106.8)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	8.5	(160.0)	(194.6)

NET INCOME (LOSS)	$559.5	$99.3	$(301.4)

SHARE DATA:
Earnings (loss) per common share:
Basic - Class A Common Stock	$2.68	$0.46	$(1.40)

Basic - Class B Convertible Common Stock	$2.44	$0.41	$(1.27)

Diluted - Class A Common Stock	$2.62	$0.45	$(1.40)

Diluted - Class B Convertible Common Stock	$2.40	$0.41	$(1.27)

Weighted average common shares outstanding:
Basic - Class A Common Stock	187.224	196.095	193.906
Basic - Class B Convertible Common Stock	23.686	23.736	23.753

Diluted - Class A Common Stock	213.765	221.210	193.906
Diluted - Class B Convertible Common Stock	23.686	23.736	23.753
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Class A	Class B	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE, February 29, 2008	$2.2	$0.3	$1,344.0	$1,306.0	$736.0	$(622.6)	$2,765.9
Comprehensive loss:
Net loss for Fiscal 2009	-	-	-	(301.4)	-	-	(301.4)
Other comprehensive (loss) income, net of income tax effect:
Foreign currency translation adjustments	-	-	-	-	(683.5)	-	(683.5)
Unrealized loss on cash flow hedges:
Net derivative losses	-	-	-	-	(16.4)	-	(16.4)
Reclassification adjustments	-	-	-	-	0.8	-	0.8

Net loss recognized in other comprehensive income							(15.6)

Pension/postretirement:
Net actuarial gains	-	-	-	-	44.3	-	44.3
Reclassification adjustments	-	-	-	-	12.0	-	12.0

Net gain recognized in other comprehensive income							56.3

Other comprehensive loss, net of income tax effect							(642.8)

Comprehensive loss							(944.2)
Adjustments to apply change in measurement date provision of compensation - retirement benefits, net of income tax effect	-	-	-	(1.1)	1.0	-	(0.1)
Conversion of 33,660 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-
Exercise of 2,254,660 Class A stock options	-	-	27.1	-	-	-	27.1
Employee stock purchases of 376,297 treasury shares	-	-	3.6	-	-	2.0	5.6
Grant of 460,036 Class A Common shares - restricted stock awards	-	-	(2.4)	-	-	2.4	-
Stock-based employee compensation	-	-	47.5	-	-	-	47.5
Tax benefit on stock-based employee compensation awards	-	-	6.5	-	-	-	6.5

BALANCE, February 28, 2009	$2.2	$0.3	$1,426.3	$1,003.5	$94.2	$(618.2)	$1,908.3
Comprehensive income:
Net income for Fiscal 2010	-	-	-	99.3	-	-	99.3
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	-	-	-	-	497.5	-	497.5
Unrealized gain on cash flow hedges:
Net derivative gains	-	-	-	-	60.2	-	60.2
Reclassification adjustments	-	-	-	-	(11.6)	-	(11.6)

Net gain recognized in other comprehensive income							48.6

Pension/postretirement:
Net actuarial losses	-	-	-	-	(57.7)	-	(57.7)
Reclassification adjustments	-	-	-	-	4.6	-	4.6

Net loss recognized in other comprehensive income							(53.1)

Other comprehensive income, net of income tax effect							493.0

Comprehensive income							592.3
Conversion of 14,657 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-
Exercise of 1,453,431 Class A stock options	0.1	-	12.2	-	-	-	12.3
Employee stock purchases of 388,294 treasury shares	-	-	2.5	-	-	2.0	4.5
Grant of 1,365,460 Class A Common shares - restricted stock awards	-	-	(7.3)	-	-	7.3	-
Vesting of 27,145 restricted stock units (17,645 treasury shares and 9,500 Class A Common shares), net of 11,110 shares withheld to satisfy tax withholding requirements	-	-	(0.2)	-	-	0.1	(0.1)
Cancellation of 136,497 restricted Class A Common shares	-	-	0.7	-	-	(0.7)	-
Stock-based employee compensation	-	-	56.8	-	-	-	56.8
Tax benefit on stock-based employee compensation awards	-	-	2.2	-	-	-	2.2

BALANCE, February 28, 2010	$2.3	$0.3	$1,493.2	$1,102.8	$587.2	$(609.5)	$2,576.3

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Class A	Class B	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE, February 28, 2010	$2.3	$0.3	$1,493.2	$1,102.8	$587.2	$(609.5)	$2,576.3
Comprehensive income:
Net income for Fiscal 2011	-	-	-	559.5	-	-	559.5
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments:
Net gains					178.2		178.2
Reclassification adjustments					(657.1)		(657.1)

Net loss recognized in other comprehensive income							(478.9)

Unrealized loss on cash flow hedges:
Net derivative gains	-	-	-	-	9.1	-	9.1
Reclassification adjustments	-	-	-	-	(24.5)	-	(24.5)

Net loss recognized in other comprehensive income							(15.4)

Pension/postretirement:
Net actuarial gains	-	-	-	-	9.3	-	9.3
Reclassification adjustments	-	-	-	-	86.6	-	86.6

Net gain recognized in other comprehensive income							95.9

Other comprehensive loss, net of income tax effect							(398.4)

Comprehensive income							161.1
Repurchase of 17,240,101 Class A Common shares	-	-	-	-	-	(300.3)	(300.3)
Conversion of 116,879 Class B Convertible Common shares to Class A Common shares	-	-	-	-	-	-	-
Exercise of 5,100,677 Class A stock options	-	-	62.3	-	-	-	62.3
Employee stock purchases of 305,207 treasury shares	-	-	2.6	-	-	1.7	4.3
Grant of 739,388 Class A Common shares - restricted stock awards	-	-	(3.9)	-	-	3.9	-
Vesting of 53,780 restricted stock units (43,085 treasury shares and 10,695 Class A Common shares), net of 23,628 shares withheld to satisfy tax withholding requirements	-	-	(0.6)	-	-	0.2	(0.4)
Cancellation of 37,864 restricted Class A Common shares	-	-	0.2	-	-	(0.2)	-
Stock-based employee compensation	-	-	47.0	-	-	-	47.0
Tax benefit on stock-based employee compensation awards	-	-	1.6	-	-	-	1.6

BALANCE, February 28, 2011	$2.3	$0.3	$1,602.4	$1,662.3	$188.8	$(904.2)	$2,551.9

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$559.5	$99.3	$(301.4)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	119.2	143.8	143.6
Loss on settlement of pension obligations	109.9	-	-
Deferred tax provision (benefit)	70.9	(30.6)	2.3
Loss on contractual obligation from put option of Ruffino shareholder	60.0	34.3	-
Stock-based compensation expense	46.0	56.3	46.1
Impairment of goodwill and intangible assets	23.6	103.2	300.4
Amortization of intangible and other assets	14.6	12.1	13.4
Loss on disposal or impairment of long-lived assets, net	0.4	15.7	44.9
(Gain) loss on businesses sold or held for sale, net	(165.1)	(10.4)	31.5
Equity in earnings of equity method investees, net of distributed earnings	(23.8)	(13.1)	90.3
Noncash portion of loss on extinguishment of debt	-	0.7	-
Write-down of Australian inventory	-	-	75.5
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(86.0)	61.9	87.4
Inventories	190.8	51.0	(86.0)
Prepaid expenses and other current assets	(7.6)	2.6	9.4
Accounts payable	(82.5)	(42.7)	(26.9)
Accrued excise taxes	(7.1)	(18.1)	12.1
Other accrued expenses and liabilities	(168.6)	(110.6)	(95.0)
Other, net	(34.9)	47.1	159.3

Total adjustments	59.8	303.2	808.3

Net cash provided by operating activities	619.3	402.5	506.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of businesses, net of cash divested	219.7	349.6	204.2
Proceeds from note receivable	60.0	-	-
Proceeds from sales of assets	19.5	17.2	25.4
Capital distributions from equity method investees	0.3	0.2	20.8
Purchases of property, plant and equipment	(89.1)	(107.7)	(128.6)
Investments in equity method investees	(29.7)	(0.9)	(3.2)
Purchases of businesses, net of cash acquired	-	-	0.1
Other investing activities	7.4	(1.8)	9.9

Net cash provided by investing activities	188.1	256.6	128.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(328.5)	(781.3)	(577.6)
Purchases of treasury stock	(300.0)	-	-
Net (repayment of) proceeds from notes payable	(289.7)	117.1	(109.7)
Payment of financing costs of long-term debt	(0.2)	(11.5)	-
Proceeds from exercise of employee stock options	61.0	12.3	27.1
Proceeds from excess tax benefits from stock-based payment awards	7.4	2.7	7.2
Proceeds from employee stock purchases	4.3	4.5	5.6
Proceeds from maturity of derivative instrument	-	33.2	-

Net cash used in financing activities	(845.7)	(623.0)	(647.4)

Effect of exchange rate changes on cash and cash investments	4.0	(5.7)	4.5

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(34.3)	30.4	(7.4)
CASH AND CASH INVESTMENTS, beginning of year	43.5	13.1	20.5

CASH AND CASH INVESTMENTS, end of year	$9.2	$43.5	$13.1

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$203.3	$307.7	$332.8

Income taxes	$79.7	$221.4	$137.8

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$28.4	$-	$-

Sales of businesses
Investment in Accolade	$48.2	$-	$-

Indemnification liabilities	$26.1	$-	$-

Note receivable from sale of value spirits business	$-	$60.0	$-

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          Description of business –
          Constellation Brands, Inc. and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of premium brands across the wine, spirits and imported beer categories. The Company has the leading premium wine business in the world and is a leading producer and marketer of wine in the United States (“U.S.”); the leading producer and marketer of wine in Canada; and a leading producer and exporter of wine from New Zealand. In North America, the Company’s products are primarily sold to wholesale distributors as well as state and provincial alcoholic beverage control agencies. In New Zealand, the Company’s products are primarily sold to retailers, wholesalers and importers. In addition, the Company imports, markets and sells the Modelo Brands (as defined in Note 9) and certain other imported beer brands through the Company’s joint venture, Crown Imports (as defined in Note 9).
          On January 31, 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) (see Note 7). Prior to this divestiture, the Company was also a leading producer and exporter of wine from Australia and a major supplier of beverage alcohol in the United Kingdom (“U.K.”). In connection with the Company’s changes during the first quarter of fiscal 2011 within its internal management structure for this business, and the Company’s revised business strategy within the Australian and U.K. markets, the Company changed its reportable operating segments on May 1, 2010, to consist of: Constellation Wines North America (“CWNA”), Constellation Wines Australia and Europe (“CWAE”), Corporate Operations and Other, and Crown Imports (see Note 23). All financial information for the years ended February 28, 2010, and February 28, 2009, has been restated to conform to the new segment presentation. As a result of the CWAE Divestiture, as of February 1, 2011, the Company is no longer reporting operating results for the CWAE segment.
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

          Equity investments –
          If the Company is not required to consolidate its investment in another entity, the Company uses the equity method if the Company (i) can exercise significant influence over the other entity and (ii) holds common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. Dividends received from the investee reduce the carrying amount of the investment.
          Equity method investments are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. No instances of impairment were noted on the Company’s equity method investments for the year ended February 28, 2011. During the third quarter of fiscal 2010, the Company determined that its CWNA segment’s international equity method investment, Ruffino S.r.l. (“Ruffino”) was impaired primarily due to a decline in revenue and profit forecasts for this equity method investee combined with an unfavorable foreign exchange movement between the Euro and the U.S. Dollar. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value, based on projected discounted cash flows of this equity method investee (Level 3 fair value measurement – see Note 6). As a result of this review, the Company recorded an impairment loss of $25.4 million in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. For the year ended February 28, 2009, the Company recorded impairment losses of $79.2 million primarily associated with Ruffino ($48.6 million) and its CWAE segment’s international equity method investment, Matthew Clark ($30.1 million). These impairment losses resulted primarily from a decline in revenue and profit forecasts for these two equity method investees reflecting significant market deterioration during the fourth quarter of fiscal 2009. The Company measured the amount of impairment for each investment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value, based on projected discounted cash flows of each equity method investee. These impairment losses are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations.
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

          Selling, general and administrative expenses –
          The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2011, and February 28, 2010, were not material. Advertising expense for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, was $128.6 million, $132.5 million and $175.7 million, respectively.
          Foreign currency translation –
          The “functional currency” of the Company’s subsidiaries outside the U.S. is the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”). As a result of the January 2011 CWAE Divestiture, the Company reclassified $657.1 million, net of income tax effect, from AOCI to selling, general and administrative expenses on the Company’s Consolidated Statements of Operations (see Note 7, Note 19). Gains or losses resulting from foreign currency denominated transactions are also included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Aggregate foreign currency transaction net losses were $2.3 million, $4.6 million and $26.3 million for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively.
          Cash investments –
          Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value. The amounts at February 28, 2011, and February 28, 2010, are not significant.
          Allowance for doubtful accounts –
          The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $0.8 million and $3.0 million as of February 28, 2011, and February 28, 2010, respectively.
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

          The Company enters into derivative instruments, primarily interest rate swaps and foreign currency forward and option contracts, to manage interest rate and foreign currency risks. In accordance with the Financial Accounting Standards Board (“FASB”) guidance for derivatives and hedging, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value (see Note 5, Note 6). The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities.
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
          Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of February 28, 2011, and February 28, 2010, the Company had undesignated foreign currency contracts outstanding with a notional value of $160.0 million and $554.9 million, respectively. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding at February 28, 2010 (see Note 11). The Company had no undesignated interest rate swap agreements outstanding as of February 28, 2011.
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
          As of February 28, 2011, and February 28, 2010, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $166.4 million and $465.2 million, respectively. In addition, as of February 28, 2011, and February 28, 2010, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $500.0 million and $1,200.0 million, respectively (see Note 11). The Company expects $1.6 million of net gains, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.
          Fair value hedges:
          Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the years ended February 28, 2011, February 28, 2010, and February 28, 2009.

          Net investment hedges:
          Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. In February 2009, the Company discontinued its then existing net investment hedging relationship between the Company’s then existing Sterling Series B Senior Notes and Sterling Series C Senior Notes (as defined in Note 11) totaling £155.0 million aggregate principal amount and the Company’s investment in its U.K. subsidiary. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the years ended February 28, 2011, and February 28, 2010. For the year ended February 28, 2009, net gains of $51.0 million, net of income tax effect, were deferred within foreign currency translation adjustments within AOCI. As a result of the CWAE Divestiture, the Company reclassified $17.8 million, net of income tax effect, from AOCI to earnings related to its prior net investment hedges of its U.K. subsidiary (see Note 5).
          Credit risk:
          The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2011, the fair value of derivative instruments in a net liability position due to counterparties was $6.4 million. If the Company were required to settle the net liability position under these derivative instruments on February 28, 2011, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.
          Counterparty credit risk:
          Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of February 28, 2011, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of February 28, 2011, the fair value of derivative instruments in a net receivable position due from counterparties was $13.6 million.
          Inventories –
          Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:

	February 28,	February 28,
	2011	2010
(in millions)
Raw materials and supplies	$38.2	$44.3
In-process inventories	1,012.1	1,327.9
Finished case goods	319.0	507.7

	$1,369.3	$1,879.9

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
          The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in additional expense to the Company and affect its results of operations. During the year ended February 28, 2009, the Company recorded an immaterial adjustment to inventory of $35.5 million to correct for costs, primarily in the Company’s Australian business, which were not properly released from inventory as the product was sold in prior fiscal year periods.
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

          In the fourth quarters of fiscal 2011 and 2010, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units for the years ended February 28, 2011, and February 28, 2010, as the fair value of each of the Company’s reporting units with goodwill exceeded their carrying value. In the fourth quarter of fiscal 2009, as a result of its annual goodwill impairment analysis, the Company concluded that the carrying amount of goodwill assigned to the CWAE segment’s U.K. reporting unit exceeded its implied fair value and recorded an impairment loss of $252.7 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The impairment loss was determined by comparing the carrying value of goodwill assigned to the specific reporting unit within the segment as of January 1, 2009, with the implied fair value of the goodwill. In determining the implied fair value of the goodwill, the Company considered estimates of future operating results and cash flows of the reporting unit discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s then updated long-term financial forecast, which was developed as part of the Company’s strategic planning cycle conducted during the fourth quarter of fiscal 2009. The decline in the implied fair value of the goodwill and the resulting impairment loss was driven primarily by the accelerated deterioration in the Company’s U.K. business during the fourth quarter of fiscal 2009 and the resulting adjustment to the Company’s long-term financial forecasts, which showed lower estimated future operating results reflecting the significant fourth quarter deterioration in market conditions in the U.K.

          In the fourth quarter of fiscal 2011, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated primarily with the CWNA segment’s Canadian reporting unit were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows (Level 3 fair value measurement – see Note 6). As a result of this review, the Company recorded impairment losses of $16.7 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The Company had previously recorded impairment losses of $6.9 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations, during its third quarter of fiscal 2011 in connection with its decision to discontinue certain wine brands within its CWNA segment’s wine portfolio (Level 3 fair value measurement – see Note 6). In the fourth quarter of fiscal 2010, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that certain trademarks associated primarily with the CWAE segment’s Australian reporting unit were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows (Level 3 fair value measurement – see Note 6). As a result of this review, the Company recorded impairment losses of $103.2 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. In the fourth quarter of fiscal 2009, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that certain trademarks associated primarily with the CWAE segment’s U.K. reporting unit were impaired largely due to the aforementioned market declines in the U.K. during the fourth quarter of fiscal 2009, and the resulting lower revenue and profit forecasts associated with products incorporating these assets which reflected the significant fourth quarter deterioration in market conditions in the U.K. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows. As a result of this review, the Company recorded impairment losses of $25.9 million, which are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. The Company had previously recorded impairment losses of $21.8 million during its second quarter of fiscal 2009 in connection with the Company’s Australian Initiative (as defined in Note 21) and the resulting lower revenue and profit forecasts associated with certain brands incorporating these assets impacted by the Australian Initiative.
          Other assets –
          Other assets include the following: (i) investments in equity method investees which are carried under the equity method of accounting (see Note 9); (ii) an investment in Accolade (as defined in Note 7) consisting of cost method investments which are carried at cost and available-for-sale debt securities which are carried at fair value (see Note 9); (iii) deferred financing costs which are stated at cost, net of accumulated amortization, and are amortized on an effective interest basis over the term of the related debt; (iv) notes receivable which are stated at cost; (v) derivative assets which are stated at fair value; and (vi) deferred tax assets which are stated net of valuation allowances (see Note 12).

          Long-lived assets impairment –
          In accordance with the FASB guidance for property, plant and equipment, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value of the asset exceeds its fair value (Level 3 fair value measurement – see Note 6). Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated (see below).
          Pursuant to this policy, for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, in connection with the Company’s Australian Initiative, the Company’s CWAE segment recorded asset impairment losses of $5.8 million, $13.4 million and $46.5 million, respectively, associated primarily with the write-down of certain winery and vineyard assets which satisfied the conditions necessary to be classified as held for sale. These assets were written down to a value based on the Company’s estimate of fair value less cost to sell. These impairment losses are included in restructuring charges on the Company’s Consolidated Statements of Operations.
          Assets held for sale –
          As of February 28, 2011, the Company had no assets classified as held for sale. As of February 28, 2010, in connection with the Australian Initiative, the Company’s CWAE segment had $21.9 million of property, plant and equipment, net, classified as held for sale. This amount is included in property, plant and equipment, net on the Company’s Consolidated Balance Sheets as the amount is not deemed material for separate presentation on the face of the Company’s Consolidated Balance Sheets.
          Indemnification liabilities –
          The Company has indemnified respective parties against certain liabilities that may arise in connection with certain acquisitions and divestitures. The carrying value of the indemnification liabilities are included in other liabilities on the Company’s Consolidated Balance Sheets (see Note 13, Note 15).
          Income taxes –
          The Company uses the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities.
          Environmental –
          Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2011, and February 28, 2010.

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
          Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method (see Note 18). Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the years ended February 28, 2011, and February 28, 2010, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the year ended February 28, 2009, loss per common share – diluted for Class A Common Stock has been calculated using the two-class computation method. For the years ended February 28, 2011, February 28, 2010, and February 28, 2009, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
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
          Consolidation of variable interest entities –
          Effective March 1, 2010, the Company adopted the FASB June 2009 amended guidance for consolidation. This guidance, among other things, (i) requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amends previously issued guidance for determining whether an entity is a variable interest entity; and (iv) requires enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. In addition, effective March 1, 2010, the Company adopted the FASB additional December 2009 guidance on assessing whether a variable interest entity should be consolidated. This guidance identifies the determination of whether a reporting entity should consolidate another entity is based upon, among other things, (i) the other entity’s purpose and design, and (ii) the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance also requires additional disclosures about an entity’s involvement with a variable interest entity, including significant changes in risk exposure due to an entity’s involvement with a variable interest entity and how the involvement with the variable interest entity affects the financial statements of the reporting entity. The adoption of the combined guidance did not have a material impact on the Company’s consolidated financial statements.
          Fair value measurements and disclosures –
          In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. This guidance requires an entity to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (ii) present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance also clarifies existing disclosures requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Effective March 1, 2010, the Company adopted the additional disclosure requirements and clarifications of existing disclosures of this guidance, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company is required to adopt those disclosures for its annual and interim periods beginning March 1, 2011. The adoption of the applicable provisions of this guidance on March 1, 2010, did not have a material impact on the Company’s consolidated financial statements. The adoption of the remaining provision of this guidance on March 1, 2011, did not have a material impact on the Company’s consolidated financial statements.
3.	PREPAID EXPENSES AND OTHER:
          The major components of prepaid expenses and other are as follows:

	February 28,	February 28,
	2011	2010
(in millions)
Income taxes receivable	$193.8	$34.4
Deferred tax assets	42.1	50.0
Other	51.2	66.6

	$287.1	$151.0

4.	PROPERTY, PLANT AND EQUIPMENT:
          The major components of property, plant and equipment are as follows:

	February 28,	February 28,
	2011	2010
(in millions)
Land and land improvements	$298.9	$327.3
Vineyards	206.1	211.6
Buildings and improvements	312.6	416.1
Machinery and equipment	900.7	1,232.5
Motor vehicles	49.3	58.5
Construction in progress	86.4	44.0

	1,854.0	2,290.0
Less – Accumulated depreciation	(634.4)	(722.8)

	$1,219.6	$1,567.2

5.	DERIVATIVE INSTRUMENTS:
          The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 6):

	February 28,	February 28,
Balance Sheet Location	2011	2010
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$11.0	$17.1
Other accrued expenses and liabilities	$3.4	$15.1
Other assets, net	$2.8	$13.5
Other liabilities	$0.9	$5.5

Interest rate swap contracts
Other accrued expenses and liabilities	$6.1	$11.8
Other assets, net	$1.7	$-

Derivative instruments not designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$3.2	$12.0
Other accrued expenses and liabilities	$1.0	$7.8
Other assets, net	$-	$1.6
Other liabilities	$-	$1.2

Interest rate swap contracts
Prepaid expenses and other	$-	$2.7
Other accrued expenses and liabilities	$-	$2.9

          The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Operations, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, for the years ended February 28, 2011, and February 28, 2010, is as follows. As a result of the CWAE Divestiture, the Company recognized net gains of $6.3 million, net of income tax effect, for the year ended February 28, 2011, related to the discontinuance of cash flow hedge accounting due to the probability that the original forecasted transaction would not occur by the end of the originally specified time period (or within the two months following). There were no such amounts recognized for the years ended February 28, 2010, and February 28, 2009. As the Company adopted the FASB guidance for the below enhanced disclosures surrounding derivatives and hedging on December 1, 2008, the required comparative disclosures for the three months ended February 28, 2009, have not been included as amounts are not material.

			Net
	Net		Gain (Loss)
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
Derivative Instruments in	in OCI	Location of Net Gain (Loss)	Income
Designated Cash Flow	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
For the Year Ended February 28, 2011
Foreign currency contracts	$11.2	Sales	$13.6
Foreign currency contracts	0.6	Cost of product sold	9.5
Interest rate swap contracts	(2.7)	Interest expense, net	-

Total	$9.1	Total	$23.1

For the Year Ended February 28, 2010
Foreign currency contracts	$39.3	Sales	$18.6
Foreign currency contracts	13.2	Cost of product sold	(4.6)
Foreign currency contracts	12.4	Selling, general and administrative expenses	22.8
Interest rate swap contracts	(4.7)	Interest expense, net	(27.7)

Total	$60.2	Total	$9.1

			Net
			Gain
			Recognized
Derivative Instruments in		Location of Net Gain	in Income
Designated Cash Flow		Recognized in Income	(Ineffective
Hedging Relationships		(Ineffective portion)	portion)
(in millions)
For the Year Ended February 28, 2011
Foreign currency contracts		Selling, general and administrative expenses	$1.4

For the Year Ended February 28, 2010
Foreign currency contracts		Selling, general and administrative expenses	$2.5

	Net		Net Gain
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
Non-Derivative Instruments in	in OCI	Location of Net Gain	Income
Designated Net Investment	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
Sterling Senior Debt Instruments	$–	Selling, general and administrative expenses	$17.8

          The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations for the years ended February 28, 2011, and February 28, 2010, is as follows. As the Company adopted the FASB guidance for the below enhanced disclosures surrounding derivatives and hedging on December 1, 2008, the required comparative disclosures for the three months ended February 28, 2009, have not been included as amounts are not material.

		Net
		Gain (Loss)
Derivative Instruments not	Location of Net Gain (Loss)	Recognized
Designated as Hedging Instruments	Recognized in Income	in Income
(in millions)
For the Year Ended February 28, 2011
Foreign currency contracts	Selling, general and administrative expenses	$4.3

Total		$4.3

For the Year Ended February 28, 2010
Foreign currency contracts	Selling, general and administrative expenses	$12.8
Interest rate swap contracts	Interest expense, net	(0.4)

Total		$12.4

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS:
          The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	February 28, 2011		February 28, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in millions)
Assets:
Cash and cash investments	$9.2	$9.2	$43.5	$43.5
Accounts receivable	$417.4	$417.4	$514.7	$514.7
Available-for-sale debt securities	$40.8	$40.8	$-	$-
Foreign currency contracts	$17.0	$17.0	$44.2	$44.2
Interest rate swap contracts	$1.7	$1.7	$2.7	$2.7
Notes receivable	$4.8	$4.8	$65.7	$65.7

Liabilities:
Notes payable to banks	$83.7	$83.8	$371.2	$370.1
Accounts payable	$129.2	$129.2	$268.8	$268.8
Long-term debt, including current portion	$3,152.6	$3,298.2	$3,464.3	$3,483.4
Foreign currency contracts	$5.3	$5.3	$29.6	$29.6
Interest rate swap contracts	$6.1	$6.1	$14.7	$14.7

          The following methods and assumptions are used to estimate the fair value of each class of financial instruments:
          Cash and cash investments, accounts receivable and accounts payable: The carrying amounts approximate fair value due to the short maturity of these instruments.
          Available-for-sale debt securities: The fair value is estimated by discounting cash flows using market-based inputs (see “Fair Value Measurements” below).
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
          The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in millions)
February 28, 2011
Assets:
Available-for-sale debt securities	$-	$-	$40.8	$40.8
Foreign currency contracts	$-	$17.0	$-	$17.0
Interest rate swap contracts	$-	$1.7	$-	$1.7
Liabilities:
Foreign currency contracts	$-	$5.3	$-	$5.3
Interest rate swap contracts	$-	$6.1	$-	$6.1

February 28, 2010
Assets:
Foreign currency contracts	$-	$44.2	$-	$44.2
Interest rate swap contracts	$-	$2.7	$-	$2.7
Liabilities:
Foreign currency contracts	$-	$29.6	$-	$29.6
Interest rate swap contracts	$-	$14.7	$-	$14.7
          The Company’s foreign currency contracts consist of foreign currency forward and option contracts which are valued using market-based inputs, obtained from independent pricing services, into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, interest-rate yield curves and currency volatilities. Interest rate swap fair values are based on quotes from respective counterparties. Quotes are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services. Available-for-sale debt securities are valued using market-based inputs into discounted cash flow models.

          The following table represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Available-
For-Sale
Debt
Securities
(in millions)
Balance at February 28, 2010	$-
Retained interest in Accolade (see Note 7)	39.6
Total gains (losses):
Included in earnings	0.4
Included in other comprehensive income (foreign currency translation adjustments)	0.8

Total gains (losses)	1.2
Transfers in and/or out of Level 3	-

Balance at February 28, 2011	$40.8

          The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2011
Long-lived assets held for sale	$-	$-	$4.1	$5.8
Trademarks	-	-	136.9	23.6

Total	$-	$-	$141.0	$29.4

For the Year Ended February 28, 2010
Long-lived assets held for sale	$-	$-	$21.9	$13.4
Trademarks	-	-	162.7	103.2
Investment in equity method investee	-	-	4.2	25.4

Total	$-	$-	$188.8	$142.0

          Long-lived assets held for sale:
          For the year ended February 28, 2011, in connection with the Company’s Australian Initiative, long-lived assets held for sale with a carrying value of $10.1 million were written down to their estimated fair value of $4.1 million, less cost to sell (which was estimated to be minimal), resulting in a loss of $5.8 million. For the year ended February 28, 2010, in connection with the Company’s Australian Initiative, long-lived assets held for sale with a carrying value of $35.9 million were written down to their estimated fair value of $22.5 million, less cost to sell of $0.6 million (or $21.9 million), resulting in a loss of $13.4 million. These losses are included in restructuring charges on the Company’s Consolidated Statements of Operations. For each period, these assets consisted primarily of certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. As such, these assets were written down to a value based on the Company’s estimate of fair value less cost to sell. The fair value was determined based on a market value approach adjusted for the different characteristics between assets measured and the assets upon which the observable inputs were based.

          Trademarks:
          For the year ended February 28, 2011, in connection with the Company’s annual review of indefinite lived intangible assets for impairment, certain trademarks, with a carrying value of $153.9 million, were written down to their fair value of $136.9 million, resulting in an impairment of $16.7 million. In addition, in connection with the Company’s third quarter of fiscal 2011 decision to discontinue certain wine brands within its CWNA segment’s wine portfolio, certain indefinite-lived trademarks, with a carrying value of $6.9 million, were written down to their estimated fair value resulting in an impairment of $6.9 million. For the year ended February 28, 2010, in connection with the Company’s annual review of indefinite lived intangible assets for impairment, certain trademarks, with a carrying value of $266.3 million, were written down to their fair value of $162.7 million, resulting in an impairment of $103.2 million for the year ended February 28, 2010. These impairments are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Operations. For each period, the Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models the Company uses to estimate the fair values of its trademarks involve several assumptions, including (i) projected revenue growth rates; (ii) estimated royalty rates; (iii) calculated after-tax royalty savings expected from ownership of the subject trademarks; and (iv) discount rates used to derive the present value factors used in determining the fair value of the trademarks.
          Investment in equity method investee:
          For the year ended February 28, 2010, in connection with the Company’s review of its equity method investments for other-than-temporary impairment in the third quarter of fiscal 2010, the Company’s CWNA segment’s international equity method investment, Ruffino, with a carrying value of $29.8 million was written down to its fair value of $4.2 million, resulting in a loss of $25.4 million. This loss is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value, which was based on projected discounted cash flows of this equity method investee.

7.	GOODWILL:
          The changes in the carrying amount of goodwill are as follows:

				Consolidations
			Crown	and
	CWNA	CWAE	Imports	Eliminations	Consolidated
(in millions)
Balance, February 28, 2009
Goodwill	$2,615.0	$852.6	$13.0	$(13.0)	$3,467.6
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	2,615.0	-	13.0	(13.0)	2,615.0
Foreign currency translation adjustments	114.1	-	-	-	114.1
Divestiture of business	(158.5)	-	-	-	(158.5)

Balance, February 28, 2010
Goodwill	2,570.6	852.6	13.0	(13.0)	3,423.2
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	2,570.6	-	13.0	(13.0)	2,570.6
Foreign currency translation adjustments	49.2	-	-	-	49.2
Divestiture of business
Goodwill	-	(852.6)	-	-	(852.6)
Accumulated impairment losses	-	852.6	-	-	852.6

Balance, February 28, 2011
Goodwill	2,619.8	-	13.0	(13.0)	2,619.8
Accumulated impairment losses	-	-	-	-	-

	$2,619.8	$-	$13.0	$(13.0)	$2,619.8

           For the year ended February 28, 2010, the CWNA segment’s divestiture of business consists of the Company’s reduction of goodwill in connection with the March 2009 sale of its value spirits business. For the year ended February 28, 2011, the CWAE segment’s divestiture of business consists of the Company’s reduction of goodwill and accumulated impairment losses in connection with the January 2011 CWAE Divestiture.
           Divestiture of the Pacific Northwest Business –
           In June 2008, the Company sold certain businesses consisting of several of the California wineries and wine brands acquired in the acquisition of all of the issued and outstanding capital stock of Beam Wine Estates, Inc. (“BWE”), as well as certain wineries and wine brands from the states of Washington and Idaho (collectively, the “Pacific Northwest Business”) for cash proceeds of $204.2 million, net of direct costs to sell. In addition, if certain objectives are achieved by the buyer, the Company could receive up to an additional $25.0 million in cash payments. In connection with this divestiture, the Company’s CWNA segment recorded a loss of $23.2 million for the year ended February 28, 2009, which included a loss on business sold of $15.8 million and losses on contractual obligations of $7.4 million. This loss of $23.2 million is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

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
          Divestiture of the Australian and U.K. Business –
          In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $266.9 million, subject to post-closing adjustments. The Company received cash proceeds, net of cash divested of $15.8 million and direct costs paid of $2.3 million, of $221.3 million, subject to post-closing adjustments. The Company retained a 19.9% interest in its previously owned Australian and U.K. business, hereinafter referred to as Accolade Wines (“Accolade”) (see Note 9). The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture:

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested	223.6
Retained interest in Accolade	48.2
Estimated post-closing adjustments	(19.3)
Foreign currency reclassification	678.8
Indemnification liabilities	(26.1)
Direct costs to sell, paid and accrued	(14.0)
Other	8.0

Net gain on sale	165.1
Loss on settlement of pension (see Note 14)	(109.9)

Net gain	$55.2

          In addition, the Company’s CWAE segment recorded an additional net gain of $28.5 million, primarily associated with a net gain on derivative instruments of $20.8 million, related to this divestiture. Total net gains associated with this divestiture of $83.7 million are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

8.	INTANGIBLE ASSETS:
          The major components of intangible assets are as follows:

	February 28, 2011		February 28, 2010
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$83.2	$64.1	$85.0	$69.0
Other	2.6	-	2.6	0.3

Total	$85.8	64.1	$87.6	69.3

Nonamortizable intangible assets:
Trademarks		816.5		846.0
Other		5.7		9.7

Total		822.2		855.7

Total intangible assets, net		$886.3		$925.0

          The Company did not incur costs to renew or extend the term of acquired intangible assets during the years ended February 28, 2011, and February 28, 2010. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $5.5 million, $5.8 million and $6.8 million for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2012	$4.7
2013	$4.7
2014	$4.6
2015	$4.7
2016	$4.7
Thereafter	$40.7
9.	OTHER ASSETS:
          The major components of other assets are as follows:

	February 28,	February 28,
	2011	2010
(in millions)
Investments in equity method investees	$262.9	$278.5
Investment in Accolade	49.6	-
Deferred financing costs	47.3	47.1
Notes receivable	4.8	65.7
Other	22.4	70.2

	387.0	461.5
Less – Accumulated amortization	(28.1)	(19.1)

	$358.9	$442.4

          Investments in equity method investees –
          Crown Imports:
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
          The Company accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of February 28, 2011, and February 28, 2010, the Company’s investment in Crown Imports was $183.3 million and $167.2 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $210.0 million, $191.7 million and $265.9 million of cash distributions from Crown Imports for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively, all of which represent distributions of earnings.
          Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, were not material. In addition, as of February 28, 2011, and February 28, 2010, amounts receivable from Crown Imports were not material.
          Ruffino:
          The Company has a 49.9% interest in Ruffino, the well-known Italian fine wine company. The Company does not have a controlling interest in Ruffino or exert any managerial control. The Company accounts for the investment in Ruffino under the equity method; accordingly, the results of operations of Ruffino are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations.

          In connection with the Company’s December 2004 investment in Ruffino, the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. For the year ended February 28, 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. This loss was included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should affect the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of February 28, 2011, and February 28, 2010, the Company’s investment in Ruffino was $7.4 million and $4.1 million, respectively.
          The Company’s CWNA segment distributes Ruffino’s products, primarily in the U.S. Amounts purchased from Ruffino under this arrangement for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, were not material. As of February 28, 2011, and February 28, 2010, amounts payable to Ruffino were not material.
          Other:
          In connection with prior acquisitions, the Company acquired several investments which are being accounted for under the equity method. The primary investment consists of Opus One Winery LLC (“Opus One”), a 50% owned joint venture arrangement. As of February 28, 2011, and February 28, 2010, the Company’s investment in Opus One was $57.2 million and $57.4 million, respectively. The percentage of ownership of the remaining investments ranges from 20% to 50%.
          The following table presents summarized financial information for the Company’s Crown Imports equity method investment and the other material equity method investments discussed above. The amounts shown represent 100% of these equity method investments’ financial position and results of operations.

	February 28, 2011			February 28, 2010
	Crown			Crown
	Imports	Other	Total	Imports	Other	Total
(in millions)
Current assets	$386.9	$110.1	$497.0	$336.6	$255.7	$592.3
Noncurrent assets	$32.1	$120.9	$153.0	$32.3	$177.6	$209.9
Current liabilities	$(147.5)	$(100.7)	$(248.2)	$(161.7)	$(198.1)	$(359.8)
Noncurrent liabilities	$(0.1)	$(76.3)	$(76.4)	$(0.1)	$(122.4)	$(122.5)

	Crown
	Imports	Other	Total
(in millions)
For the Year Ended February 28, 2011
Net sales	$2,392.9	$987.5	$3,380.4
Gross profit	$690.5	$170.4	$860.9
Income from continuing operations	$452.3	$40.4	$492.7
Net income	$452.3	$40.4	$492.7

For the Year Ended February 28, 2010
Net sales	$2,256.2	$1,126.2	$3,382.4
Gross profit	$658.4	$186.3	$844.7
Income from continuing operations	$443.9	$36.7	$480.6
Net income	$443.9	$36.7	$480.6

For the Year Ended February 28, 2009
Net sales	$2,395.4	$988.0	$3,383.4
Gross profit	$717.4	$184.5	$901.9
Income from continuing operations	$504.6	$32.4	$537.0
Net income	$504.6	$32.4	$537.0
          Investment in Accolade –
          In connection with the Company’s CWAE Divestiture, the Company retained a 19.9% interest in Accolade, its previously owned Australian and U.K. business, which consists of equity securities and available-for-sale debt securities. The investment in the equity securities will be accounted for under the cost method. Accordingly, the Company will recognize earnings only upon the receipt of a dividend from Accolade. Dividends received in excess of net accumulated earnings since the date of investment will be considered a return of investment and will be recorded as a reduction of the cost of the investment. No dividends were received for the year ended February 28, 2011. The available-for-sale debt securities will be measured at fair value on a recurring basis with unrealized holding gains and losses, including foreign currency gains and losses, reported in other comprehensive income until realized. Interest income will be recognized based on the interest rate implicit in the available-for-sale debt securities’ fair value and will be reported in interest expense, net, on the Company’s Consolidated Statements of Operations. Interest income recognized in connection with the available-for-sale debt securities was not material for the year ended February 28, 2011. The available-for-sale debt securities have a contractual maturity of twelve years from the date of issuance and can be settled, at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.
          Other items –
          Amortization of deferred financing costs of $9.1 million, $6.3 million and $6.6 million for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively, is included in interest expense, net on the Company’s Consolidated Statements of Operations.

10.	OTHER ACCRUED EXPENSES AND LIABILITIES:
          The major components of other accrued expenses and liabilities are as follows:

	February 28,	February 28,
	2011	2010
(in millions)
Salaries and commissions	$76.1	$80.0
Contractual obligation from put option of Ruffino shareholder	60.0	32.1
Advertising and promotions	53.7	113.8
Deferred revenue	31.7	33.4
Accrued interest	23.9	26.8
Accrued insurance	17.7	18.7
Accrued profit sharing	15.8	12.7
Income taxes payable	14.1	43.1
Other	126.9	141.0

	$419.9	$501.6

11.	BORROWINGS:
          Borrowings consist of the following:

				February 28,
	February 28, 2011			2010
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility –
Revolving Credit Loans	$74.9	$-	$74.9	$289.3
Other	8.8	-	8.8	81.9

	$83.7	$-	$83.7	$371.2

Long-term Debt:
Senior Credit Facility – Term Loans	$5.6	$1,222.4	$1,228.0	$1,549.1
Senior Notes	-	1,893.6	1,893.6	1,892.6
Other Long-term Debt	10.3	20.7	31.0	22.6

	$15.9	$3,136.7	$3,152.6	$3,464.3

          Senior credit facility –
          The Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions are parties to a credit agreement, as amended (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3,842.0 million, consisting of (i) a $1,200.0 million tranche A term loan facility with an original final maturity in June 2011, fully repaid as of February 28, 2011 (the “Tranche A Term Loans”), (ii) a $1,800.0 million tranche B term loan facility, of which $1,500.0 million has a final maturity in June 2013 (the “2013 Tranche B Term Loans”) and $300.0 million has a final maturity in June 2015 (the “2015 Tranche B Term Loans”), and (iii) an $842.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200 million), of which $192.0 million terminates in June 2011 (the “2011 Revolving Facility”) and $650.0 million terminates in June 2013 (the “2013 Revolving Facility”). The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.

          As of February 28, 2011, the required principal repayments of the tranche B term loan facility for each of the five succeeding fiscal years and thereafter are as follows:

Tranche B
Term Loan
Facility
(in millions)
2012	$5.6
2013	466.4
2014	465.1
2015	146.2
2016	144.7
Thereafter	-

$1,228.0

          The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the 2011 Revolving Facility and the 2013 Revolving Facility, and is fixed with respect to the 2013 Tranche B Term Loans and the 2015 Tranche B Term Loans. As of February 28, 2011, the LIBOR margin for the 2011 Revolving Facility is 1.25%; the LIBOR margin for the 2013 Revolving Facility is 2.50%; the LIBOR margin for the 2013 Tranche B Term Loans is 1.50%; and the LIBOR margin on the 2015 Tranche B Term Loans is 2.75%.
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
          As of February 28, 2011, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $928.0 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $300.0 million bearing an interest rate of 3.1%, 2011 Revolving Facility of $7.5 million bearing an interest rate of 3.5%, 2013 Revolving Facility of $67.4 million bearing an interest rate of 3.1%, outstanding letters of credit of $13.9 million, and $753.2 million in revolving loans available to be drawn.

          In April 2009, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $1,200.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. As a result, the Company fixed its interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For the year ended February 28, 2011, the Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations. For the years ended February 28, 2010, and February 28, 2009, the Company reclassified net losses of $27.7 million and $12.6 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.
          Senior notes –
          In November 1999, the Company issued £75.0 million ($121.7 million upon issuance) aggregate principal amount of 8 1/2% Senior Notes due November 2009 (the “Sterling Senior Notes”). In March 2000, the Company exchanged £75.0 million aggregate principal amount of 8 1/2% Series B Senior Notes due in November 2009 (the “Sterling Series B Senior Notes”) for all of the Sterling Senior Notes. In October 2000, the Company exchanged £74.0 million aggregate principal amount of Sterling Series C Senior Notes (as defined below) for £74.0 million of the Sterling Series B Senior Notes. On May 15, 2000, the Company issued £80.0 million ($120.0 million upon issuance) aggregate principal amount of 8 1/2% Series C Senior Notes due November 2009 (the “Sterling Series C Senior Notes”). In November 2009, the Company repaid the Sterling Series B Senior Notes and the Sterling Series C Senior Notes with proceeds from its revolving credit facility under its then existing senior credit facility and cash flows from operating activities.
          In February 2009, the Company entered into a foreign currency forward contract to fix the U.S. dollar payment of the Sterling Series B Senior Notes and Sterling Series C Senior Notes. In accordance with the FASB guidance for derivatives and hedging, this foreign currency forward contract qualified for cash flow hedge accounting treatment. In November 2009, the Company received $33.2 million of proceeds from the maturity of this derivative instrument. This amount is reported in cash flows from financing activities on the Company’s Consolidated Statements of Cash Flows.
          On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). The net proceeds of the offering ($685.6 million) were used to reduce a corresponding amount of borrowings under the Company’s then existing senior credit facility. Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. As of February 28, 2011, and February 28, 2010, the Company had outstanding $695.6 million (net of $4.4 million unamortized discount) and $695.0 million (net of $5.0 million unamortized discount), respectively, aggregate principal amount of August 2006 Senior Notes.

          On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). The net proceeds of the offering ($693.9 million) were used to reduce a corresponding amount of borrowings under the revolving portion of the Company’s then existing senior credit facility. Interest on the Original May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 28, 2011, and February 28, 2010, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.
          On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). The net proceeds of the offering ($492.2 million) were used to fund a portion of the purchase price of BWE. Interest on the December 2007 Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008. As of February 28, 2011, and February 28, 2010, the Company had outstanding $498.0 million (net of $2.0 million unamortized discount) and $497.6 million (net of $2.4 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.
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
          Subsidiary credit facilities –
          The Company has additional credit arrangements totaling $154.2 million and $266.3 million as of February 28, 2011, and February 28, 2010, respectively. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2011, and February 28, 2010, amounts outstanding under these arrangements were $39.8 million and $104.5 million, respectively.

          Debt payments –
          Principal payments required under long-term debt obligations (excluding unamortized discount of $6.4 million) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2012	$15.9
2013	471.1
2014	468.7
2015	650.3
2016	146.2
Thereafter	1,406.8

$3,159.0

12.	INCOME TAXES:
          Income (loss) before income taxes was generated as follows:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
(in millions)
Domestic	$946.0	$365.6	$401.9
Foreign	(395.0)	(106.3)	(508.7)

	$551.0	$259.3	$(106.8)

          The income tax (benefit) provision consisted of the following:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
(in millions)
Current:
Federal	$(112.9)	$139.4	$133.8
State	21.7	34.2	36.4
Foreign	11.8	17.0	22.1

Total current	(79.4)	190.6	192.3

Deferred:
Federal	31.8	5.4	22.7
State	4.6	0.9	(3.5)
Foreign	34.5	(36.9)	(16.9)

Total deferred	70.9	(30.6)	2.3

Income tax provision	$(8.5)	$160.0	$194.6

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

          Significant components of deferred tax assets (liabilities) consist of the following:

	February 28,	February 28,
	2011	2010
(in millions)
Deferred tax assets:
Stock-based compensation	$49.2	$43.0
Inventory	16.1	13.9
Net operating losses	9.9	158.2
Insurance accruals	6.4	6.7
Employee benefits	4.1	30.6
Other accruals	40.8	30.6

Gross deferred tax assets	126.5	283.0
Valuation allowances	(11.4)	(234.7)

Deferred tax assets, net	115.1	48.3

Deferred tax liabilities:
Intangible assets	(383.4)	(286.5)
Property, plant and equipment	(192.8)	(167.9)
Investment in equity method investees	(41.4)	(33.7)
Provision for unremitted earnings	(22.6)	(1.5)
Unrealized foreign exchange	(10.6)	-
Derivative instruments	(4.6)	(14.5)

Total deferred tax liabilities	(655.4)	(504.1)

Deferred tax liabilities, net	$(540.3)	$(455.8)

          Amounts recognized in the Consolidated Balance Sheets consist of:

	February 28,	February 28,
	2011	2010
(in millions)
Current deferred tax assets	$42.1	$50.0
Long-term deferred tax assets	1.8	30.8
Current deferred tax liabilities	(1.1)	(0.4)
Long-term deferred tax liabilities	(583.1)	(536.2)

	$(540.3)	$(455.8)

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of any valuation allowances. During the years ended February 28, 2011, and February 28, 2010, the Company recorded additional valuation allowances, primarily associated with its Australian and U.K. business. The decrease in the valuation allowance as of February 28, 2011, is primarily related to the January 2011 CWAE Divestiture.
          Operating loss carryforwards totaling $42.0 million at February 28, 2011, are being carried forward in a number of foreign jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $27.0 million will expire in 2013 through 2027 and $15.0 million of operating losses in foreign jurisdictions may be carried forward indefinitely. A U.S. tax loss of $235.2 million was generated during the year ended February 28, 2011. The Company expects to carryback this loss and credits generated during the year ended February 28, 2011, to the years ended February 28, 2010, and February 28, 2009.

          The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based on probable outcomes of such matters. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution. During the year ended February 28, 2011, various federal, state, and international examinations were finalized. A tax benefit of $36.0 million was recorded primarily related to the resolution of certain tax positions in connection with those examinations and the expiration of statutes of limitation.
          A reconciliation of the total tax provision to the amount computed by applying the statutory U.S. Federal income tax rate to income (loss) before provision for income taxes is as follows:

	For the Years Ended
	February 28, 2011		February 28, 2010		February 28, 2009
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
(in millions, except % of pretax income data)
Income tax provision (benefit) at statutory rate	$192.9	35.0	$90.8	35.0	$(37.4)	35.0
State and local income taxes, net of federal income tax benefit	17.1	3.1	22.8	8.8	21.3	(20.0)
Deduction for investments and loans related to the CWAE Divestiture	(207.0)	(37.5)	-	-	-	-
CWAE Divestiture	(19.7)	(3.6)	-	-	-	-
Impairments and dispositions of nondeductible goodwill, equity method investments and other intangible assets	21.0	3.8	61.5	23.7	131.5	(123.1)
Net operating loss valuation allowance	46.8	8.5	18.6	7.2	67.4	(63.2)
Nontaxable foreign exchange gains and losses	(3.8)	(0.7)	(8.8)	(3.4)	11.4	(10.6)
Earnings of subsidiaries taxed at other than U.S. statutory rate	(46.8)	(8.5)	(27.7)	(10.7)	(3.5)	3.3
Miscellaneous items, net	(9.0)	(1.6)	2.8	1.1	3.9	(3.6)

	$(8.5)	(1.5)	$160.0	61.7	$194.6	(182.2)

          The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the (benefit) provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

          As of February 28, 2011, and February 28, 2010, the liability for income taxes associated with uncertain tax positions, excluding interest and penalties, was $154.4 million and $124.0 million, respectively. A reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28,	February 28,
	2011	2010
(in millions)
Balance, March 1	$(124.0)	$(146.6)
Increases as a result of tax positions taken during a prior period	(9.5)	(4.8)
Decreases as a result of tax positions taken during a prior period	1.8	10.8
Increases as a result of tax positions taken during the current period	(59.5)	(25.3)
Decreases related to settlements with tax authorities	36.0	39.6
Decreases related to lapse of applicable statute of limitations	0.8	2.3

Balance, February 28	$(154.4)	$(124.0)

          As of February 28, 2011, and February 28, 2010, the Company has $163.3 million and $130.8 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded on the Company’s Consolidated Balance Sheet. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.
          As of February 28, 2011, and February 28, 2010, the Company has $154.4 million and $124.0 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.
          In accordance with the Company’s accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefit liabilities as a component of the provision for income taxes on the Company’s Consolidated Statements of Operations. For the years ended February 28, 2011, and February 28, 2010, the Company recorded ($4.1) million and ($1.1) million of net interest expense (income), net of income tax effect, and penalties, respectively. As of February 28, 2011, and February 28, 2010, $11.6 million, net of income tax effect, and $15.7 million, net of income tax effect, respectively, was included in the liability for uncertain tax positions for the possible payment of interest and penalties.
          Various U.S. Federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2011, the Company estimates that unrecognized tax benefit liabilities could change by a range of $25 million to $70 million. The Company files U.S. Federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where the Company is subject to examination by tax authorities include Australia, Canada, New Zealand, the U.K. and the U.S. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or foreign income tax examinations for fiscal years prior to February 28, 2006.

13.	OTHER LIABILITIES:
          The major components of other liabilities are as follows:

	February 28,	February 28,
	2011	2010
(in millions)
Unrecognized tax benefit liabilities	$151.7	$130.8
Indemnification liabilities	27.8	1.8
Accrued pension liability (see Note 14)	10.3	115.6
Adverse grape contracts (see Note 15)	9.3	15.9
Other	33.9	68.0

	$233.0	$332.1

14.	DEFINED CONTRIBUTION AND DEFINED BENEFIT PLANS:
          Defined contribution plans –
          The Company’s retirement and profit sharing plan, the Constellation Brands, Inc. 401(k) and Profit Sharing Plan (the “Plan”), covers substantially all U.S. employees, excluding those employees covered by collective bargaining agreements. The 401(k) portion of the Plan permits eligible employees to defer a portion of their compensation (as defined in the Plan) on a pretax basis. Participants may defer up to 50% of their compensation for the year, subject to limitations of the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation a participant defers. The amount of the Company’s contribution under the profit sharing portion of the Plan is a discretionary amount as determined by the Board of Directors on an annual basis, subject to limitations of the Plan. Company contributions under the Plan were $13.6 million, $15.6 million and $14.0 million for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively.
          In addition to the Plan discussed above, the Company has a defined contribution plan that covers substantially all of its New Zealand employees and a defined contribution plan that covers certain of its Canadian employees. The Company also has the Retirement Plan for Salaried Employees of Vincor International Inc. (the “Vincor Retirement Plan”) which covers substantially all of its salaried Canadian employees. The Vincor Retirement Plan has a defined benefit component and a defined contribution component. Prior to the CWAE Divestiture, the Company also had the Constellation Wines Australia Superannuation Plan (the “Constellation Wines Australia Plan”) which covered substantially all of its salaried Australian employees. The Constellation Wines Australia Plan had a defined benefit component and a defined contribution component. The Company also had a statutory obligation to provide a minimum defined contribution on behalf of any Australian employees who were not covered by the Constellation Wines Australia Plan. Lastly, the Company had a defined contribution plan that covered substantially all of its U.K. employees. Company contributions under the defined contribution component of the Constellation Wines Australia Plan, the Australian statutory obligation, the U.K. defined contribution plan, the New Zealand defined contribution plan, the Canadian defined contribution plan and the defined contribution component of the Vincor Retirement Plan aggregated $7.0 million, $8.2 million and $8.6 million for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively.
          Defined benefit pension plans –
          The Company also has defined benefit pension plans that cover certain of its non-U.S. employees. These consist of a Canadian plan, the defined benefit component of the Vincor Retirement Plan and one defined benefit pension plan which covers substantially all of its hourly Canadian employees. Prior to the CWAE Divestiture, the Company also had defined benefit pension plans that consisted of an U.K. plan and the defined benefit component of the Constellation Wines Australia Plan.

          Effective February 28, 2009, the Company adopted amended FASB guidance for compensation – retirement benefits. This guidance requires companies to measure the funded status of a defined benefit postretirement plan as of the date of the company’s fiscal year-end (with limited exceptions). The Company had previously used a December 31 measurement date for its defined benefit pension and other postretirement plans. On March 1, 2008, the Company elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by the amended FASB guidance. Accordingly, on March 1, 2008, the Company recognized adjustments to its opening retained earnings, accumulated other comprehensive income, net of income tax effect, and pension and other postretirement plan assets or liabilities. These adjustments did not have a material impact on the Company’s consolidated financial statements. The Company completed its adoption of this amended FASB guidance on February 28, 2009, when the Company changed its measurement date for its defined benefit pension and other postretirement plans to February 28, 2009. Accordingly, the Company used the last day of February as its measurement date for all of its plans for the years ended February 28, 2011, February 28, 2010 and February 28, 2009.
          For the year ended February 28, 2011, in connection with the January 2011 CWAE Divestiture, the Company recognized settlement losses of $109.9 million associated with the settlement of the related pension obligations. For the year ended February 28, 2009, in connection with the Company’s August 2008 sale of a nonstrategic Canadian distilling facility, the Company recognized a settlement loss and curtailment loss of $8.6 million and $0.4 million, respectively, associated with the settlement of the related pension obligation. Net periodic benefit cost reported in the Consolidated Statements of Operations for all of the Company’s defined benefit pension plans includes the following components:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
(in millions)
Service cost	$4.4	$2.4	$3.9
Interest cost	22.2	21.8	23.4
Expected return on plan assets	(23.8)	(25.5)	(27.5)
Amortization of prior service cost	0.1	0.1	0.2
Recognized net actuarial loss	9.0	4.4	6.9
Recognized loss due to curtailment	-	-	0.4
Recognized net loss due to settlement	109.9	1.1	8.6

Net periodic benefit cost	$121.8	$4.3	$15.9

          The following table summarizes the funded status of the Company’s defined benefit pension plans and the related amounts included in the Consolidated Balance Sheets:

	February 28,	February 28,
	2011	2010
(in millions)
Change in benefit obligation:
Benefit obligation as of March 1	$397.6	$288.8
Service cost	4.4	2.4
Interest cost	22.2	21.8
Plan participants’ contributions	1.8	1.8
Curtailment	(12.1)	(1.6)
Actuarial loss	4.3	78.7
Plan amendment	(2.6)	-
Settlement	(337.3)	(4.5)
Benefits paid	(15.9)	(15.5)
Foreign currency exchange rate changes	23.7	25.7

Benefit obligation as of the last day of February	$86.1	$397.6

	February 28,	February 28 ,
	2011	2010
(in millions)
Change in plan assets:
Fair value of plan assets as of March 1	$283.1	$240.1
Actual return on plan assets	45.7	29.4
Employer contribution	10.4	7.5
Plan participants’ contributions	1.8	1.8
Settlement	(268.1)	(4.5)
Benefits paid	(15.9)	(15.5)
Foreign currency exchange rate changes	18.7	24.3

Fair value of plan assets as of the last day of February	$75.7	$283.1

Funded status of the plan as of the last day of February	$(10.4)	$(114.5)

Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term pension asset	$-	$1.2
Current accrued pension liability	(0.1)	(0.1)
Long-term accrued pension liability	(10.3)	(115.6)

	$(10.4)	$(114.5)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service (credit) cost	$(2.1)	$0.6
Unrecognized actuarial loss	15.4	145.1

Accumulated other comprehensive income, gross	13.3	145.7
Cumulative tax impact	3.3	40.3

Accumulated other comprehensive income, net	$10.0	$105.4

          The estimated amounts that will be amortized from accumulated other comprehensive income, net of income tax effect, into net periodic benefit cost over the next fiscal year are as follows:

(in millions)
Prior service cost	$0.1
Net actuarial loss	$0.4
          As of February 28, 2011, and February 28, 2010, the accumulated benefit obligation for all defined benefit pension plans was $71.6 million and $379.2 million, respectively. The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for only those pension plans with an accumulated benefit obligation in excess of plan assets:

	February 28,	February 28,
	2011	2010
(in millions)
Projected benefit obligation	$7.2	$323.2
Accumulated benefit obligation	$6.9	$317.2
Fair value of plan assets	$5.8	$217.6
          The following table sets forth the weighted average assumptions used in developing the net periodic pension expense:

	For the Years Ended
	February 28,	February 28,
	2011	2010
Rate of return on plan assets	9.11%	9.72%
Discount rate	5.95%	6.82%
Rate of compensation increase	4.40%	4.03%

          The actuarial present value of the benefit obligation is based on the expected date of separation or retirement. The following table sets forth the weighted average assumptions used in developing the benefit obligation:

	February 28,	February 28,
	2011	2010
Discount rate	5.23%	5.95%
Rate of compensation increase	3.50%	4.40%
          The Company’s weighted average expected long-term rate of return on plan assets is 9.11%. The Company considers the historical level of long-term returns and the current level of expected long-term returns for each asset class, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the Company’s portfolios.
          On February 28, 2010, the Company adopted the amended FASB guidance for compensation – retirement benefits which provided additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The following table presents the major categories and the respective fair value hierarchy for the Company’s defined benefit pension plan assets as of February 28, 2011, and February 28, 2010:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in millions)
February 28, 2011
Asset Class
Cash and cash equivalent funds	$3.4	$-	$-	$3.4
Equity securities:
U. S. equities	11.0	-	-	11.0
Non-U.S. equities	45.8	-	-	45.8
Fixed income securities:
Corporate bonds	-	5.9	-	5.9
Government bonds	-	9.2	-	9.2
Mortgage-backed	-	0.4	-	0.4

Total fair value of plan assets	$60.2	$15.5	$-	$75.7

February 28, 2010
Asset Class
Cash and cash equivalent funds	$12.8	$-	$-	$12.8
Equity securities:
U. S. equities	23.6	-	-	23.6
Non-U.S. equities	69.0	-	-	69.0
Fixed income securities:			-
Corporate bonds	40.0	5.2	-	45.2
Government bonds	18.7	6.9	-	25.6
Mortgage-backed	-	0.5	-	0.5
Asset-backed	0.2	8.8	-	9.0
Real estate	-	0.5	-	0.5
Hedge funds	27.0	26.0	-	53.0
Other	33.9	10.0	-	43.9

Total fair value of plan assets	$225.2	$57.9	$-	$283.1

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
          For its Canadian defined benefit plans, the Company employs an investment return approach whereby a mix of equities and fixed income investments are used to maximize the long-term rate of return on plan assets for a prudent level of risk. From time to time, the Company will target asset allocation to enhance total return while balancing risks. The established weighted average target allocations are approximately 78.5% equity securities, 21.3% fixed income securities and 0.2% all other types of investments. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The individual investment portfolios contain a diversified blend of equity and fixed income investments. Equity investments are diversified across the plan’s local jurisdiction stocks as well as international stocks, and across multiple asset classifications, including growth, value, and large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and annual liability measures.
          The Company expects to contribute $4.2 million to its pension plans during the year ended February 29, 2012.
          Benefit payments, which reflect expected future service, as appropriate, expected to be paid during the next ten fiscal years are as follows:

(in millions)
2012	$2.4
2013	$2.8
2014	$2.8
2015	$3.1
2016	$3.4
2017 – 2021	$23.2
15.	COMMITMENTS AND CONTINGENCIES:
          Operating leases –
          Step rent provisions, escalation clauses, capital improvement funding and other lease concessions, when present in the Company’s leases, are taken into account in computing the minimum lease payments. The minimum lease payments for the Company’s operating leases are recognized on a straight-line basis over the minimum lease term.

          Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for each of the five succeeding fiscal years and thereafter:

(in millions)
2012	$59.8
2013	45.3
2014	30.7
2015	24.8
2016	21.3
Thereafter	158.3

$340.2

          Rental expense was $92.6 million, $99.4 million and $94.6 million for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively.
          Purchase commitments and contingencies –
          In connection with previous acquisitions as well as with the BWE acquisition, the acquisition of all the outstanding common shares of Vincor International Inc. (“Vincor”) and the acquisition of all of the outstanding capital stock of The Robert Mondavi Corporation (“Robert Mondavi”), the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase grape production yielded from a specified number of acres for a period of time from one to fourteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $383.4 million, $404.8 million and $446.2 million of grapes under contracts for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively. Based on current production yields and published grape prices, the aggregate minimum purchase obligations under these contracts are estimated to be $915.5 million over the remaining terms of the contracts which extend through December 2024.
          In connection with previous acquisitions as well as with the BWE acquisition, the Vincor acquisition and the Robert Mondavi acquisition, the Company established a liability for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 28, 2011, and February 28, 2010, the remaining balance on this liability is $14.1 million and $25.3 million, respectively.
          The Company’s aggregate minimum purchase obligations under bulk wine purchase contracts are estimated to be $29.4 million over the remaining terms of the contracts which extend through December 2013. The Company’s aggregate minimum purchase obligations under certain raw material purchase contracts are estimated to be $326.5 million over the remaining terms of the contracts which extend through February 2015.
          In connection with a previous acquisition, the Company assumed certain processing contracts which commit the Company to utilize outside services to process and/or package a minimum volume quantity. The Company’s aggregate minimum contractual obligations under these processing contracts are estimated to be $130.1 million over the remaining terms of the contracts which extend through March 2019.

          Indemnification liabilities –
          In connection with the Company’s January 2011 CWAE Divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of Accolade, a certain facility in the U.K. and a certain income tax matter. As a result, the Company recorded liabilities with a fair value of $26.1 million at January 31, 2011, resulting in a loss of $26.1 million. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The fair value was determined using a probability-weighted cash flow analysis based on the credit profile of the issuer. As of February 28, 2011, the carrying amount of these indemnification liabilities was $26.1 million. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of February 28, 2011, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $331.9 million under these indemnifications with $282.1 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a significant adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.
          Other contingency –
          In February 2011, the Company terminated early a certain agreement with a certain equity method investee. Based upon the terms of the certain agreement and the related joint venture agreement, the Company concluded as of February 28, 2011, that it is not probable that there is a likelihood of loss under this contingency. Therefore, no liability has been recorded by the Company related to this contingency. While the Company believes it should prevail against any claim related to the early termination of this agreement, a loss of up to $55 million could be incurred by the Company should it not prevail in any claim.
          Employment contracts –
          The Company has employment contracts with its executive officers and certain other management personnel with either automatic one year renewals after an initial term or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These employment contracts may also provide for severance payments in the event of specified termination of employment. In addition, the Company has employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 28, 2011, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $35.6 million, none of which was accrued.
          Employees covered by collective bargaining agreements –
          Approximately 10% of the Company’s full-time employees are covered by collective bargaining agreements at February 28, 2011. Agreements expiring within one year cover approximately 2% of the Company’s full-time employees.
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
          In addition, the Company has a class of common stock consisting of shares of Class 1 Common Stock, $0.01 par value per share (the “Class 1 Common Stock”). Shares of Class 1 Common Stock do not generally have voting rights. Class 1 Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Common Stock acquired upon conversion. Because shares of Class 1 Common Stock are convertible into shares of Class A Common Stock, for each share of Class 1 Common Stock issued, the Company must reserve one share of Class A Common Stock for issuance upon the conversion of the share of Class 1 Common Stock. Holders of Class 1 Common Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If the Company pays a cash dividend on Class 1 Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of cash dividend per share paid on Class 1 Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying a dividend on Class 1 Common Stock. The cash dividends declared and paid on Class B Convertible Common Stock and Class 1 Common Stock must always be the same.
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
          At February 28, 2011, there were 187,550,967 shares of Class A Common Stock and 23,611,958 shares of Class B Convertible Common Stock outstanding, net of treasury stock. There were no shares outstanding of Class 1 Common Stock at February 28, 2011.

          Stock repurchases –
          In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. During the year ended February 28, 2011, the Company repurchased 17,223,404 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $300.0 million, or an average cost of $17.42 per share, through a collared accelerated stock buyback (“ASB”) transaction that was announced in April 2010. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional installment of 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. In November 2010, the Company received the final installment of 3,421,924 shares of Class A Common Stock following the end of the calculation period on November 24, 2010. The Company used revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares. No shares were repurchased during the years ended February 28, 2010, and February 28, 2009.
          In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. The Board of Directors did not specify a date upon which this authorization would expire. Share repurchases under this authorization are expected to be accomplished from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions, and management currently expects that the repurchase under this authorization will be implemented over a multi-year period. The Company may fund share repurchases with cash generated from operations or proceeds of borrowings under its senior credit facility. Any repurchased shares will become treasury shares. As of April 28, 2011, no shares have been repurchased pursuant to this authorization.
17.	STOCK-BASED EMPLOYEE COMPENSATION:
          The Company has four stock-based employee compensation plans (as further discussed below). Total compensation cost and income tax benefits recognized for the Company’s stock-based awards are as follows:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
(in millions)
Total compensation cost for stock-based awards recognized in the Consolidated Statements of Operations	$48.2	$56.3	$46.1

Total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation	$18.7	$18.1	$14.0

Total compensation cost for stock-based awards capitalized in inventory in the Consolidated Balance Sheets	$3.9	$5.1	$4.6

          Long-term stock incentive plan –
          Under the Company’s Long-Term Stock Incentive Plan, nonqualified stock options, restricted stock, performance shares and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock and Class 1 Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 108,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. Nonqualified stock options generally vest and become exercisable over a four-year period from the date of grant. Nonqualified stock options expire at the times established by the Committee, but not later than ten years after the grant date.
          Grants of restricted stock, performance shares and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. Restricted stock awards are generally based on service and vest over one to four years from the date of grant. Performance share awards are based on service and the satisfaction of certain performance goals, and vest over one to three years from the date of grant. The actual number of units to be awarded at the end of each performance period will range between 0% and 200% of the target, based upon a measure of performance as determined by the Committee. Performance share awards granted during the year ended February 28, 2011, reflect the award at target.
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

          A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Number	Weighted	Number	Weighted
	of	Average	of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price
Balance, February 29, 2008	29,991,853	$19.16	16,989,765	$16.56

Granted	8,730,084	$19.18
Exercised	(2,254,660)	$12.03
Forfeited	(1,274,860)	$21.11
Expired	(1,096,454)	$24.74

Balance, February 28, 2009	34,095,963	$19.39	17,499,016	$17.99

Granted	7,632,249	$11.87
Exercised	(1,453,431)	$8.43
Forfeited	(2,683,940)	$18.51
Expired	(2,744,746)	$22.12

Balance, February 28, 2010	34,846,095	$18.05	19,277,958	$18.95

Granted	3,340,413	$16.69
Exercised	(5,100,677)	$12.22
Forfeited	(1,331,443)	$17.42
Expired	(1,910,783)	$22.54

Balance, February 28, 2011	29,843,605	$18.63	18,148,632	$20.31

          A summary of restricted Class A Common Stock activity under the Company’s Long-Term Stock Incentive Plan is as follows:

	Restricted Stock Awards
	Number of	Weighted	Fair
	Restricted	Average	Value of
	Stock Awards	Grant-Date	Shares
	Outstanding	Price	Vested
Nonvested balance, February 29, 2008	13,726	$22.21
Granted	460,036	$19.25
Vested	(13,726)	$22.21	$290,091
Forfeited	-	$-

Nonvested balance, February 28, 2009	460,036	$19.25
Granted	1,365,460	$12.35
Vested	(180,641)	$18.06	$2,336,708
Forfeited	(136,497)	$13.89

Nonvested balance, February 28, 2010	1,508,358	$13.63
Granted	739,388	$16.67
Vested	(399,566)	$13.79	$7,302,455
Forfeited	(37,864)	$14.23

Nonvested balance, February 28, 2011	1,810,316	$14.83

	Restricted Stock Units
	Number of	Weighted	Fair
	Restricted	Average	Value of
	Stock Units	Grant-Date	Shares
	Outstanding	Price	Vested
Nonvested balance, February 29, 2008	-	$-
Granted	173,400	$20.05
Vested	-	$-	$-
Forfeited	(21,100)	$20.05

Nonvested balance, February 28, 2009	152,300	$20.05
Granted	368,966	$12.89
Vested	(38,255)	$20.01	$444,870
Forfeited	(100,165)	$15.69

Nonvested balance, February 28, 2010	382,846	$14.29
Granted	125,349	$16.35
Vested	(77,408)	$14.12	$1,414,244
Forfeited	(211,289)	$14.60

Nonvested balance, February 28, 2011	219,498	$15.23

	Performance Stock Units
	Number of	Weighted	Fair
	Performance	Average	Value of
	Stock Units	Grant-Date	Shares
	Outstanding	Price	Vested
Nonvested balance, February 28, 2010	-	$-
Granted	407,750	$16.67
Vested	-	$-	$-
Forfeited	(3,340)	$16.67

Nonvested balance, February 28, 2011	404,410	$16.67

          The following table summarizes information about stock options outstanding at February 28, 2011:

		Weighted
		Average	Weighted
	Number	Remaining	Average	Aggregate
	of	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Options	Life	Price	Value
$ 8.87 - $12.38	7,325,454	6.4 years	$11.62
$13.37 - $16.87	5,175,448	6.9 years	$16.46
$17.66 - $21.47	10,039,358	6.6 years	$19.91
$21.88 - $26.15	5,225,736	5.4 years	$24.73
$26.22 - $30.52	2,077,609	4.3 years	$27.29

Options outstanding	29,843,605	6.2 years	$18.63	$90,088,104

Options exercisable	18,148,632	5.1 years	$20.31	$38,142,651

          Other information pertaining to stock options is as follows:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
Weighted average grant-date fair value of stock options granted	$6.19	$4.19	$5.93
Total fair value of stock options vested	$37,360,244	$41,841,484	$32,000,344
Total intrinsic value of stock options exercised	$33,134,478	$7,016,315	$18,335,574
Tax benefit realized from stock options exercised	$7,810,198	$2,619,418	$6,980,681
          The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
Expected life	5.9 years	5.9 years	5.3 years
Expected volatility	32.2%	31.7%	27.7%
Risk-free interest rate	3.2%	2.6%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%
          For the years ended February 28, 2011, February 28, 2010, and February 28, 2009, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior for similar type grants. Expected volatility for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, is based on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
          Employee stock purchase plans –
          The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the years ended February 28, 2011, February 28, 2010, and February 28, 2009, employees purchased 304,916 shares, 388,294 shares and 376,297 shares, respectively, under this plan.
          The weighted average fair value of purchase rights granted during the years ended February 28, 2011, February 28, 2010, and February 28, 2009, was $4.05, $3.55 and $4.92, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	25.7%	32.4%	45.8%
Risk-free interest rate	0.2%	0.2%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%

          The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries (the “U.K. Sharesave Scheme”). Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. There were 291 shares purchased under this plan during the year ended February 28, 2011. There were no shares purchased under this plan during the years ended February 28, 2010, and February 28, 2009.
          There were no purchase rights granted during the years ended February 28, 2011, and February 28, 2010. The weighted average fair value of purchase rights granted during the year ended February 28, 2009, was $7.42. The fair value of the purchase rights granted for the year ended February 28, 2009, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 2.2%, volatility of 29.1%, expected purchase right life of 3.7 years and a dividend yield of 0%. The maximum number of shares which can be purchased under purchase rights granted during the year ended February 28, 2009, is 18,292 shares. While purchase rights are currently held by certain grant recipients, under the current terms of the U.K. Sharesave Scheme, no additional grants of purchase rights are permitted.
          As of February 28, 2011, there was $59.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s four stock-based employee compensation plans. This cost is expected to be recognized in the Company’s Consolidated Statements of Operations over a weighted-average period of 2.1 years. With respect to the issuance of shares under any of the Company’s stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares.
18.	EARNINGS (LOSS) PER COMMON SHARE:
          The computation of basic and diluted earnings (loss) per common share is as follows:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
(in millions, except per share data)
Income (loss) available to common stockholders	$559.5	$99.3	$(301.4)

Weighted average common shares outstanding – basic:
Class A Common Stock	187.224	196.095	193.906

Class B Convertible Common Stock	23.686	23.736	23.753

Weighted average common shares outstanding – diluted:
Class A Common Stock	187.224	196.095	193.906
Class B Convertible Common Stock	23.686	23.736	-
Stock-based awards, primarily stock options	2.855	1.379	-

Weighted average common shares outstanding – diluted	213.765	221.210	193.906

Earnings (loss) per common share – basic:
Class A Common Stock	$2.68	$0.46	$(1.40)

Class B Convertible Common Stock	$2.44	$0.41	$(1.27)

Earnings (loss) per common share – diluted:
Class A Common Stock	$2.62	$0.45	$(1.40)

Class B Convertible Common Stock	$2.40	$0.41	$(1.27)

          For the years ended February 28, 2011, and February 28, 2010, stock-based awards, primarily stock options, which could result in the issuance of 20.7 million and 30.4 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the year ended February 28, 2009, the computation of loss per common share – diluted for Class A Common Stock excluded 23.8 million shares of Class B Convertible Common Stock and outstanding stock-based awards, primarily stock options, which could result in the issuance of 34.1 million shares of Class A Common Stock because the inclusion of such potentially dilutive common shares would have been antidilutive.
19.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
          Other comprehensive (loss) income, net of income tax effect, includes the following components:

	Before Tax	Tax (Expense)	Net of Tax
	Amount	or Benefit	Amount
(in millions)
Other comprehensive (loss) income, February 28, 2009:
Foreign currency translation adjustments	$(676.6)	$(6.9)	$(683.5)
Unrealized loss on cash flow hedges:
Net derivative losses	(2.8)	(13.6)	(16.4)
Reclassification adjustments	2.4	(1.6)	0.8

Net loss recognized in other comprehensive income	(0.4)	(15.2)	(15.6)
Pension/postretirement:
Net gains	64.8	(20.5)	44.3
Reclassification adjustments	16.5	(4.5)	12.0

Net gain recognized in other comprehensive income	81.3	(25.0)	56.3

Other comprehensive loss, February 28, 2009	$(595.7)	$(47.1)	$(642.8)

Other comprehensive income (loss), February 28, 2010:
Foreign currency translation adjustments	$500.6	$(3.1)	$497.5
Unrealized gain on cash flow hedges:
Net derivative gains	91.3	(31.1)	60.2
Reclassification adjustments	(19.1)	7.5	(11.6)

Net gain recognized in other comprehensive income	72.2	(23.6)	48.6
Pension/postretirement:
Net losses	(79.3)	21.6	(57.7)
Reclassification adjustments	6.2	(1.6)	4.6

Net loss recognized in other comprehensive income	(73.1)	20.0	(53.1)

Other comprehensive income, February 28, 2010	$499.7	$(6.7)	$493.0

Other comprehensive (loss) income, February 28, 2011:
Foreign currency translation adjustments:
Net gains	$201.5	$(23.3)	$178.2
Reclassification adjustments	(678.8)	21.7	(657.1)

Net loss recognized in other comprehensive income	(477.3)	(1.6)	(478.9)
Unrealized loss on cash flow hedges:
Net derivative gains	11.4	(2.3)	9.1
Reclassification adjustments	(49.4)	24.9	(24.5)

Net loss recognized in other comprehensive income	(38.0)	22.6	(15.4)
Pension/postretirement:
Net gains	12.9	(3.6)	9.3
Reclassification adjustments	121.0	(34.4)	86.6

Net gain recognized in other comprehensive income	133.9	(38.0)	95.9

Other comprehensive loss, February 28, 2011	$(381.4)	$(17.0)	$(398.4)

          Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	Gains	Pension/	Other
	Translation	(Losses) on	Postretirement	Comprehensive
	Adjustments	Derivatives	Adjustments	Income (Loss)
(in millions)
Balance, February 28, 2010	$672.9	$19.6	$(105.3)	$587.2
Current period change	(478.9)	(15.4)	95.9	(398.4)

Balance, February 28, 2011	$194.0	$4.2	$(9.4)	$188.8

20.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
          Sales to the five largest customers represented 41.7%, 39.2% and 36.3% of the Company’s sales for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively. Sales to the Company’s largest customer, Southern Wine and Spirits, represented 19.5%, 17.7% and 15.7% of the Company’s sales for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively, all of which is reported within the CWNA segment. Accounts receivable from the Company’s largest customer represented 35.7%, 19.4% and 13.4% of the Company’s total accounts receivable as of February 28, 2011, February 28, 2010, and February 28, 2009, respectively. Sales to the Company’s five largest customers are expected to continue to represent a significant portion of the Company’s revenues. The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers’ financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.
21.	RESTRUCTURING CHARGES:
          The Company has several restructuring plans primarily within its CWNA segment and, prior to the CWAE Divestiture, the CWAE segment, as follows:
          Robert Mondavi Plan –
          In January 2005, the Company announced a plan to restructure and integrate the operations of Robert Mondavi (the “Robert Mondavi Plan”). The objective of the Robert Mondavi Plan was to achieve operational efficiencies and eliminate redundant costs resulting from the December 22, 2004, acquisition of Robert Mondavi. The Robert Mondavi Plan included the elimination of certain employees, the consolidation of certain field sales and administrative offices, and the termination of various contracts. The Company does not expect any additional costs associated with the Robert Mondavi Plan to be recognized in its Consolidated Statements of Operations. The Company expects the related cash expenditures to be completed by February 29, 2012.

          Fiscal 2006 Plan –
          In fiscal 2006, the Company announced a plan to reorganize certain worldwide wine operations and a plan to consolidate certain west coast production processes in the U.S. (collectively, the “Fiscal 2006 Plan”). The Fiscal 2006 Plan’s principal features were to reorganize and simplify the infrastructure and reporting structure of the Company’s global wine business and to consolidate certain west coast production processes. This Fiscal 2006 Plan was part of the Company’s ongoing effort to enhance its administrative, operational and production efficiencies in light of its ongoing growth. The objective of the Fiscal 2006 Plan was to achieve greater efficiency in sales, administrative and operational activities and to eliminate redundant costs. The Fiscal 2006 Plan included the termination of employment of certain employees in various locations worldwide, the consolidation of certain worldwide wine selling and administrative functions, the consolidation of certain warehouse and production functions, the termination of various contracts, investment in new assets and the reconfiguration of certain existing assets. All costs and related cash expenditures associated with the Fiscal 2006 Plan were complete as of February 28, 2009.
          Vincor Plan –
          In July 2006, the Company announced a plan to restructure and integrate the operations of Vincor (the “Vincor Plan”). The objective of the Vincor Plan was to achieve operational efficiencies and eliminate redundant costs resulting from the June 2006 Vincor acquisition, as well as to achieve greater efficiency in sales, marketing, administrative and operational activities. The Vincor Plan included the elimination of certain employment redundancies, primarily in the U.S., U.K. and Australia, and the termination of various contracts. All costs and related cash expenditures associated with the Vincor Plan were complete as of February 28, 2011.
          Fiscal 2007 Wine Plan –
          In August 2006, the Company announced a plan to invest in new distribution and bottling facilities in the U.K. and to streamline certain Australian wine operations (collectively, the “Fiscal 2007 Wine Plan”). The U.K. portion of the plan included new investments in property, plant and equipment and certain disposals of property, plant and equipment and was expected to increase wine bottling capacity and efficiency and reduce costs of transport, production and distribution. The U.K. portion of the plan also included costs for employee terminations. The Australian portion of the plan included the buy-out of certain grape supply and processing contracts and the sale of certain property, plant and equipment. The initiatives were part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its international operations. Prior to the January 2011 CWAE Divestiture, all costs and related cash expenditures associated with the Fiscal 2007 Wine Plan were complete.
          Fiscal 2008 Plan –
          In November 2007, the Company initiated its plans to streamline certain of its international operations, including the consolidation of certain winemaking and packaging operations in Australia, the buy-out of certain grape processing and wine storage contracts in Australia, equipment relocation costs in Australia, and certain employee termination costs. In addition, the Company incurred certain other restructuring charges during the third quarter of fiscal 2008 in connection with the consolidation of certain spirits production processes in the U.S. In January 2008, the Company announced its plans to streamline certain of its operations in the U.S., primarily in connection with the restructuring and integration of the operations acquired in the BWE acquisition. These initiatives are collectively referred to as the Fiscal 2008 Plan. The Fiscal 2008 Plan is part of the Company’s ongoing efforts to maximize asset utilization, further reduce costs and improve long-term return on invested capital throughout its domestic and international operations. The Company does not expect any additional costs associated with the Fiscal 2008 Plan to be recognized in its Consolidated Statements of Operations. The Company expects cash expenditures to be substantially complete by February 29, 2012.

          Australian Initiative –
          In August 2008, the Company announced a plan to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”). The Australian Initiative included the planned sale of three wineries and more than 20 vineyard properties, a streamlining of the Company’s wine product portfolio and production footprint, the buy-out and/or renegotiation of certain grape supply and other contracts, equipment relocations and costs for employee terminations. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, is $4.2 million, $13.4 million and $46.5 million of net noncash charges related to the write-down of property, plant and equipment, net, held for sale in connection with the Australian Initiative (which are excluded from the restructuring liability rollforward table below). As a result of the CWAE Divestiture, all costs and related cash expenditures associated with the Australian Initiative were complete as of January 31, 2011.
          Fiscal 2010 Global Initiative –
          In April 2009, the Company announced its plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). The Global Initiative includes an approximately five percent reduction in the Company’s global workforce and the closing of certain office, production and warehouse facilities. In addition, the Global Initiative includes the termination of certain contracts, and a streamlining of the Company’s production footprint and sales and administrative organizations. Lastly, the Global Initiative includes other non-material restructuring activities primarily in connection with the consolidation of the Company’s remaining spirits business into its North American wine business following the March 2009 divestiture of its value spirits business. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the year ended February 28, 2011, is $1.1 million of noncash charges for other compensation costs (which are excluded from the restructuring liability rollforward table below). The Company recognized substantially all costs associated with the Global Initiative in its Consolidated Statements of Operations as of February 28, 2011, with the related cash expenditures to be substantially complete by February 28, 2013.
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

			Fiscal
	Global	Australian	2008	Other
	Initiative	Initiative	Plan	Plans	Total
(in millions)
Restructuring liability, February 29, 2008	$-	$-	$26.2	$13.0	$39.2

BWE acquisition	-	-	4.5	-	4.5
Vincor acquisition	-	-	-	(1.7)	(1.7)
Other acquisition	-	-	-	0.8	0.8

Restructuring charges:
Employee termination benefit costs	-	8.0	(0.1)	8.6	16.5
Contract termination costs	-	0.5	1.1	1.6	3.2
Facility consolidation/relocation costs	-	0.7	0.9	0.2	1.8

Restructuring charges, February 28, 2009	-	9.2	1.9	10.4	21.5

Cash expenditures	-	(7.7)	(23.9)	(7.5)	(39.1)

Foreign currency translation adjustments	-	(0.3)	(0.2)	(2.0)	(2.5)

Restructuring liability, February 28, 2009	-	1.2	8.5	13.0	22.7

Restructuring charges:
Employee termination benefit costs	24.4	1.5	(0.5)	(0.4)	25.0
Contract termination costs	3.7	3.0	0.3	0.6	7.6
Facility consolidation/relocation costs	1.1	0.4	0.1	-	1.6

Restructuring charges, February 28, 2010	29.2	4.9	(0.1)	0.2	34.2

Cash expenditures	(21.6)	(6.3)	(4.6)	(11.9)	(44.4)

Foreign currency translation adjustments	1.3	0.2	0.2	0.5	2.2

Restructuring liability, February 28, 2010	8.9	-	4.0	1.8	14.7

Restructuring charges:
Employee termination benefit costs	10.0	1.0	-	-	11.0
Contract termination costs	5.0	0.1	-	0.1	5.2
Facility consolidation/relocation costs	1.5	0.1	-	-	1.6

Restructuring charges, February 28, 2011	16.5	1.2	-	0.1	17.8

Cash expenditures	(15.5)	(0.8)	(2.6)	(1.6)	(20.5)

CWAE Divestiture	(3.0)	(0.5)	-	-	(3.5)

Foreign currency translation adjustments	0.7	0.1	0.3	0.1	1.2

Restructuring liability, February 28, 2011	$7.6	$-	$1.7	$0.4	$9.7

          In connection with the Company’s BWE acquisition, Vincor acquisition and Robert Mondavi acquisition, the Company accrued $24.7 million, $37.7 million and $50.5 million of liabilities for exit costs, respectively, as of the respective acquisition date. The BWE acquisition line item in the table above for the year ended February 28, 2009, reflects adjustments to the fair value of liabilities assumed in the BWE acquisition. The Vincor acquisition line item in the table above for the year ended February 28, 2009, reflects adjustments to the fair value of liabilities assumed in the Vincor acquisition. As of February 28, 2011, there was no remaining balance for the Vincor purchase accounting accrual. As of February 28, 2011, the balances of the BWE and Robert Mondavi purchase accounting accruals were $1.7 million and $0.4 million, respectively. As of February 28, 2010, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $3.9 million, $0.3 million and $1.2 million, respectively. As of February 28, 2009, the balances of the BWE, Vincor and Robert Mondavi purchase accounting accruals were $6.3 million, $0.7 million and $2.7 million, respectively.
          For the year ended February 28, 2011, employee termination benefit costs include the reversal of prior accruals of $0.4 million associated with the Global Initiative. For the year ended February 28, 2010, employee termination benefit costs include the reversal of prior accruals of $1.5 million associated with the Fiscal 2008 Plan and other immaterial restructuring activities. For the year ended February 28, 2009, employee termination benefit costs and contract termination costs include the reversal of prior accruals of $0.5 million and $0.4 million, respectively, associated primarily with the Fiscal 2006 Plan and the Vincor Plan, respectively.
          The following table presents other costs incurred in connection with the Company’s restructuring activities:

			Fiscal
	Global	Australian	2008
	Initiative	Initiative	Plan	Other	Total
(in millions)
For the Year Ended February 28, 2011
Restructuring charges	$17.6	$5.4	$-	$0.1	$23.1
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	2.0	-	0.2	-	2.2
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	5.4	0.1	0.6	(0.3)	5.8
Asset impairment (impairment of goodwill and intangible assets)	-	-	-	-	-

Total other costs	7.4	0.1	0.8	(0.3)	8.0

Total costs	$25.0	$5.5	$0.8	$(0.2)	$31.1

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$6.9	$-	$-	$0.1	$7.0
Other costs	6.9	-	0.7	-	7.6

Total CWNA	$13.8	$-	$0.7	$0.1	$14.6

CWAE
Restructuring charges	$9.4	$5.4	$-	$-	$14.8
Other costs	0.4	0.1	0.1	(0.3)	0.3

Total CWAE	$9.8	$5.5	$0.1	$(0.3)	$15.1

Corporate Operations and Other
Restructuring charges	$1.3	$-	$-	$-	$1.3
Other costs	0.1	-	-	-	0.1

Total Corporate Operations and Other	$1.4	$-	$-	$-	$1.4

			Fiscal
	Global	Australian	2008
	Initiative	Initiative	Plan	Other	Total
(in millions)

For the Year Ended February 28, 2010
Restructuring charges	$29.2	$18.3	$(0.1)	$0.2	$47.6
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	11.5	1.7	-	10.8	24.0
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	34.9	2.0	1.3	4.4	42.6
Asset impairment (impairment of goodwill and intangible assets)	-	-	-	-	-

Total other costs	46.4	3.7	1.3	15.2	66.6

Total costs	$75.6	$22.0	$1.2	$15.4	$114.2

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$16.1	$-	$(0.3)	$0.4	$16.2
Other costs	35.7	-	0.1	0.6	36.4

Total CWNA	$51.8	$-	$(0.2)	$1.0	$52.6

CWAE
Restructuring charges	$10.1	$18.3	$0.2	$(0.2)	$28.4
Other costs	5.8	3.7	1.2	14.6	25.3

Total CWAE	$15.9	$22.0	$1.4	$14.4	$53.7

Corporate Operations and Other
Restructuring charges	$3.0	$-	$-	$-	$3.0
Other costs	4.9	-	-	-	4.9

Total Corporate Operations and Other	$7.9	$-	$-	$-	$7.9

For the Year Ended February 28, 2009
Restructuring charges	$-	$55.7	$1.9	$10.4	$68.0
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	-	57.5	3.4	7.1	68.0
Asset write-down/other costs/acquisition- related integration costs (selling, general and administrative expenses)	-	4.9	8.8	18.7	32.4
Asset impairment (impairment of goodwill and intangible assets)	-	21.8	-	0.4	22.2

Total other costs	-	84.2	12.2	26.2	122.6

Total costs	$-	$139.9	$14.1	$36.6	$190.6

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$-	$-	$0.1	$7.1	$7.2
Other costs	-	-	9.7	5.2	14.9

Total CWNA	$-	$-	$9.8	$12.3	$22.1

			Fiscal
	Global	Australian	2008
	Initiative	Initiative	Plan	Other	Total
(in millions)
CWAE
Restructuring charges	$-	$55.7	$1.8	$3.3	$60.8
Other costs	-	84.2	2.5	20.8	107.5

Total CWAE	$-	$139.9	$4.3	$24.1	$168.3

Corporate Operations and Other
Restructuring charges	$-	$-	$-	$-	$-
Other costs	-	-	-	0.2	0.2

Total Corporate Operations and Other	$-	$-	$-	$0.2	$0.2

          A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

			Fiscal
	Global	Australian	2008
	Initiative	Initiative	Plan	Other Plans
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$35.5	$10.5	$8.7	$42.0
Contract termination costs	8.7	3.6	1.5	25.2
Facility consolidation/relocation costs	2.6	1.2	1.0	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	-	64.1	-	-

Total restructuring charges	46.8	79.4	11.2	68.9

Other costs:
Accelerated depreciation/inventory write-down/other costs (costs of product sold)	13.5	59.2	18.1	46.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	40.3	7.0	16.5	97.3
Asset impairment (impairment of goodwill and intangible assets)	-	21.8	7.4	0.4

Total other costs	53.8	88.0	42.0	143.8

Total costs incurred to date	$100.6	$167.4	$53.2	$212.7

Total Costs Incurred to Date by Reportable Segment:
CWNA
Restructuring charges	$23.0	$-	$7.1	$24.2
Other costs	42.6	-	34.7	68.2

Total CWNA	$65.6	$-	$41.8	$92.4

CWAE
Restructuring charges	$19.5	$79.4	$4.1	$42.8
Other costs	6.2	88.0	7.1	72.7

Total CWAE	$25.7	$167.4	$11.2	$115.5

Corporate Operations and Other
Restructuring charges	$4.3	$-	$-	$1.9
Other costs	5.0	-	0.2	2.9

Total Corporate Operations and Other	$9.3	$-	$0.2	$4.8

			Fiscal
	Global	Australian	2008
	Initiative	Initiative	Plan	Other Plans
(in millions)
Total expected costs
Restructuring charges:
Employee termination benefit costs	$35.5	$10.5	$8.7	$42.0
Contract termination costs	8.7	3.6	1.5	25.2
Facility consolidation/relocation costs	2.9	1.2	1.0	1.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	-	64.1	-	-

Total restructuring charges	47.1	79.4	11.2	68.9

Other costs:
Accelerated depreciation/inventory write-down/other costs (costs of product sold)	13.9	59.2	18.1	46.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	42.1	7.0	16.5	97.3
Asset impairment (impairment of goodwill and intangible assets)	-	21.8	7.4	0.4

Total other costs	56.0	88.0	42.0	143.8

Total expected costs	$103.1	$167.4	$53.2	$212.7

Total Expected Costs by Reportable Segment:
CWNA
Restructuring charges	$23.3	$-	$7.1	$24.2
Other costs	44.8	-	34.7	68.2

Total CWNA	$68.1	$-	$41.8	$92.4

CWAE
Restructuring charges	$19.5	$79.4	$4.1	$42.8
Other costs	6.2	88.0	7.1	72.7

Total CWAE	$25.7	$167.4	$11.2	$115.5

Corporate Operations and Other
Restructuring charges	$4.3	$-	$-	$1.9
Other costs	5.0	-	0.2	2.9

Total Corporate Operations and Other	$9.3	$-	$0.2	$4.8

22.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
          The following information sets forth the condensed consolidating balance sheets as of February 28, 2011, and February 28, 2010, the condensed consolidating statements of operations for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, and the condensed consolidating statements of cash flows for the years ended February 28, 2011, February 28, 2010, and February 28, 2009, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting guidance described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2011
Current assets:
Cash and cash investments	$0.7	$0.9	$7.6	$-	$9.2
Accounts receivable, net	322.8	32.3	62.3	-	417.4
Inventories	127.5	965.3	284.3	(7.8)	1,369.3
Prepaid expenses and other	23.1	118.2	370.9	(225.1)	287.1
Intercompany (payable) receivable	(522.3)	389.7	132.6	-	-

Total current assets	(48.2)	1,506.4	857.7	(232.9)	2,083.0
Property, plant and equipment, net	110.3	764.8	344.5	-	1,219.6
Investments in subsidiaries	6,142.6	153.4	-	(6,296.0)	-
Goodwill	-	1,987.4	632.4	-	2,619.8
Intangible assets, net	-	672.1	214.2	-	886.3
Other assets, net	36.3	256.9	72.9	(7.2)	358.9

Total assets	$6,241.0	$5,341.0	$2,121.7	$(6,536.1)	$7,167.6

Current liabilities:
Notes payable to banks	$74.9	$-	$8.8	$-	$83.7
Current maturities of long-term debt	12.5	3.4	-	-	15.9
Accounts payable	9.7	97.1	22.4	-	129.2
Accrued excise taxes	10.2	1.8	2.2	-	14.2
Other accrued expenses and liabilities	354.6	137.2	155.0	(226.9)	419.9

Total current liabilities	461.9	239.5	188.4	(226.9)	662.9

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Long-term debt, less current maturities	3,117.3	19.4	-	-	3,136.7
Deferred income taxes	-	509.0	81.3	(7.2)	583.1
Other liabilities	109.9	37.0	86.1	-	233.0
Stockholders’ equity:
Preferred stock	-	9.0	1,130.7	(1,139.7)	-
Common stock	2.6	100.7	24.0	(124.7)	2.6
Additional paid-in capital	1,602.4	1,394.6	1,620.5	(3,015.1)	1,602.4
Retained earnings (deficit)	1,662.3	2,991.6	(1,221.1)	(1,770.5)	1,662.3
Accumulated other comprehensive income	188.8	40.2	211.8	(252.0)	188.8
Treasury stock	(904.2)	-	-	-	(904.2)

Total stockholders’ equity	2,551.9	4,536.1	1,765.9	(6,302.0)	2,551.9

Total liabilities and stockholders’ equity	$6,241.0	$5,341.0	$2,121.7	$(6,536.1)	$7,167.6

Condensed Consolidating Balance Sheet at February 28, 2010
Current assets:
Cash and cash investments	$0.3	$3.3	$39.9	$-	$43.5
Accounts receivable, net	219.5	22.6	272.6	-	514.7
Inventories	119.8	1,017.5	754.0	(11.4)	1,879.9
Prepaid expenses and other	18.5	65.2	38.0	29.3	151.0
Intercompany receivable (payable)	(68.6)	(132.1)	200.7	-	-

Total current assets	289.5	976.5	1,305.2	17.9	2,589.1
Property, plant and equipment, net	71.8	784.4	711.0	-	1,567.2
Investments in subsidiaries	6,191.0	130.8	-	(6,321.8)	-
Goodwill	-	1,985.9	584.7	-	2,570.6
Intangible assets, net	-	682.8	242.2	-	925.0
Other assets, net	104.7	236.3	108.2	(6.8)	442.4

Total assets	$6,657.0	$4,796.7	$2,951.3	$(6,310.7)	$8,094.3

Current liabilities:
Notes payable to banks	$289.3	$-	$81.9	$-	$371.2
Current maturities of long-term debt	172.7	1.3	13.2	-	187.2
Accounts payable	14.5	104.6	149.7	-	268.8
Accrued excise taxes	8.3	-	35.5	-	43.8
Other accrued expenses and liabilities	190.2	85.3	201.0	25.1	501.6

Total current liabilities	675.0	191.2	481.3	25.1	1,372.6
Long-term debt, less current maturities	3,270.9	5.6	0.6	-	3,277.1
Deferred income taxes	-	475.5	67.5	(6.8)	536.2
Other liabilities	134.8	47.7	149.6	-	332.1
Stockholders’ equity:
Preferred stock	-	9.0	1,430.9	(1,439.9)	-
Common stock	2.6	100.7	184.0	(284.7)	2.6
Additional paid-in capital	1,493.2	1,323.6	1,269.0	(2,592.6)	1,493.2
Retained earnings (deficit)	1,102.8	2,611.0	(1,260.8)	(1,350.2)	1,102.8
Accumulated other comprehensive income	587.2	32.4	629.2	(661.6)	587.2
Treasury stock	(609.5)	-	-	-	(609.5)

Total stockholders’ equity	2,576.3	4,076.7	2,252.3	(6,329.0)	2,576.3

Total liabilities and stockholders’ equity	$6,657.0	$4,796.7	$2,951.3	$(6,310.7)	$8,094.3

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended February 28, 2011
Sales	$726.0	$1,916.1	$1,904.7	$(450.1)	$4,096.7
Less – excise taxes	(136.9)	(96.6)	(531.2)	-	(764.7)

Net sales	589.1	1,819.5	1,373.5	(450.1)	3,332.0
Cost of product sold	(312.7)	(1,173.1)	(1,006.6)	350.5	(2,141.9)

Gross profit	276.4	646.4	366.9	(99.6)	1,190.1
Selling, general and administrative expenses	(306.9)	(262.0)	(175.3)	103.3	(640.9)
Impairment of goodwill and intangible assets	-	(6.9)	(16.7)	-	(23.6)
Restructuring charges	(1.3)	(7.1)	(14.7)	-	(23.1)

Operating (loss) income	(31.8)	370.4	160.2	3.7	502.5
Equity in earnings of equity method investees and subsidiaries	735.9	246.3	8.3	(746.7)	243.8
Interest expense, net	(213.3)	14.6	3.4	-	(195.3)
Loss on write-off of financing costs	-	-	-	-	-

Income before income taxes	490.8	631.3	171.9	(743.0)	551.0
Benefit from (provision for) income taxes	68.7	(251.1)	194.1	(3.2)	8.5

Net income	$559.5	$380.2	$366.0	$(746.2)	$559.5

Condensed Consolidating Statement of Operations for the Year Ended February 28, 2010
Sales	$689.8	$1,803.9	$2,097.1	$(377.8)	$4,213.0
Less – excise taxes	(147.4)	(95.0)	(605.8)	-	(848.2)

Net sales	542.4	1,708.9	1,491.3	(377.8)	3,364.8
Cost of product sold	(288.5)	(1,067.6)	(1,150.2)	286.3	(2,220.0)

Gross profit	253.9	641.3	341.1	(91.5)	1,144.8
Selling, general and administrative expenses	(251.4)	(236.8)	(282.2)	87.9	(682.5)
Impairment of goodwill and intangible assets	-	-	(103.2)	-	(103.2)
Restructuring charges	(0.8)	(14.9)	(31.9)	-	(47.6)

Operating income (loss)	1.7	389.6	(76.2)	(3.6)	311.5
Equity in earnings (losses) of equity method investees and subsidiaries	273.6	265.9	(18.8)	(307.1)	213.6
Interest expense, net	(257.8)	(1.7)	(5.6)	-	(265.1)
Loss on write-off of financing costs	(0.7)	-	-	-	(0.7)

Income (loss) before income taxes	16.8	653.8	(100.6)	(310.7)	259.3
Benefit from (provision for) income taxes	82.5	(278.4)	32.9	3.0	(160.0)

Net income (loss)	$99.3	$375.4	$(67.7)	$(307.7)	$99.3

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended February 28, 2009
Sales	$533.3	$2,492.4	$2,097.9	$(400.6)	$4,723.0
Less – excise taxes	(71.4)	(440.4)	(556.6)	-	(1,068.4)

Net sales	461.9	2,052.0	1,541.3	(400.6)	3,654.6
Cost of product sold	(225.1)	(1,292.6)	(1,200.6)	293.7	(2,424.6)

Gross profit	236.8	759.4	340.7	(106.9)	1,230.0
Selling, general and administrative expenses	(241.2)	(252.3)	(443.8)	105.3	(832.0)
Impairment of goodwill and intangible assets	-	-	(300.4)	-	(300.4)
Restructuring charges	(2.3)	(5.0)	(60.7)	-	(68.0)

Operating (loss) income	(6.7)	502.1	(464.2)	(1.6)	29.6
Equity in earnings (losses) of equity method investees and subsidiaries	(111.5)	252.3	(78.1)	123.9	186.6
Interest expense, net	(241.9)	(62.2)	(18.9)	-	(323.0)
Loss on write-off of financing costs	-	-	-	-	-

(Loss) income before income taxes	(360.1)	692.2	(561.2)	122.3	(106.8)
Benefit from (provision for) income taxes	58.7	(274.4)	21.4	(0.3)	(194.6)

Net (loss) income	$(301.4)	$417.8	$(539.8)	$122.0	$(301.4)

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2011
Net cash (used in) provided by operating activities	$(108.8)	$483.5	$244.6	$-	$619.3
Cash flows from investing activities:
Proceeds from sales of businesses, net of cash divested	(2.3)	(3.5)	225.5	-	219.7
Proceeds from notes receivable	60.0	-	-	-	60.0
Proceeds from sales of assets	-	3.4	16.1	-	19.5
Capital distribution from equity method investee	-	-	0.3	-	0.3
Purchases of property, plant and equipment	(39.4)	(31.5)	(18.2)	-	(89.1)
Investments in equity method investees	-	(0.1)	(29.6)	-	(29.7)
Purchases of businesses, net of cash acquired	-	-	-	-	-
Other investing activities	-	7.0	0.4	-	7.4

Net cash provided by (used in) investing activities	18.3	(24.7)	194.5	-	188.1

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)

Cash flows from financing activities:
Intercompany financings, net	858.5	(459.5)	(399.0)	-	-
Principal payments of long-term debt	(325.7)	(1.7)	(1.1)	-	(328.5)
Purchases of treasury stock	(300.0)	-	-	-	(300.0)
Net (repayment of) proceeds from notes payable	(214.4)	-	(75.3)	-	(289.7)
Payment of financing costs of long-term debt	(0.2)	-	-	-	(0.2)
Proceeds from exercise of employee stock options	61.0	-	-	-	61.0
Proceeds from excess tax benefits from stock-based payment awards	7.4	-	-	-	7.4
Proceeds from employee stock purchases	4.3	-	-	-	4.3
Proceeds from maturity of derivative instrument	-	-	-	-	-

Net cash provided by (used in) financing activities	90.9	(461.2)	(475.4)	-	(845.7)

Effect of exchange rate changes on cash and cash investments	-	-	4.0	-	4.0

Net increase (decrease) in cash and cash investments	0.4	(2.4)	(32.3)	-	(34.3)
Cash and cash investments, beginning of year	0.3	3.3	39.9	-	43.5

Cash and cash investments, end of year	$0.7	$0.9	$7.6	$-	$9.2

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2010
Net cash (used in) provided by operating activities	$(139.4)	$287.3	$254.6	$-	$402.5

Cash flows from investing activities:
Proceeds from sales of businesses, net of cash divested	-	262.1	87.5	-	349.6
Proceeds from note receivable	-	-	-	-	-
Proceeds from sales of assets	-	0.4	16.8	-	17.2
Capital distribution from equity method investee	-	-	0.2	-	0.2
Purchases of property, plant and equipment	(21.7)	(55.4)	(30.6)	-	(107.7)
Investment in equity method investee	-	(0.9)	-	-	(0.9)
Purchases of businesses, net of cash acquired	-	-	-	-	-
Other investing activities	1.7	-	(3.5)	-	(1.8)

Net cash (used in) provided by investing activities	(20.0)	206.2	70.4	-	256.6

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	663.8	(491.0)	(172.8)	-	-
Principal payments of long-term debt	(769.7)	(2.9)	(8.7)	-	(781.3)
Purchases of treasury stock	-	-	-	-	-
Net proceeds from (repayment of) notes payable	222.1	-	(105.0)	-	117.1
Payment of financing costs of long-term debt	(11.5)	-	-	-	(11.5)
Proceeds from exercise of employee stock options	12.3	-	-	-	12.3
Proceeds from excess tax benefits from stock-based payment awards	2.7	-	-	-	2.7
Proceeds from employee stock purchases	4.5	-	-	-	4.5
Proceeds from maturity of derivative instrument	33.2	-	-	-	33.2

Net cash provided by (used in) financing activities	157.4	(493.9)	(286.5)	-	(623.0)

Effect of exchange rate changes on cash and cash investments	-	-	(5.7)	-	(5.7)

Net (decrease) increase in cash and cash investments	(2.0)	(0.4)	32.8	-	30.4
Cash and cash investments, beginning of year	2.3	3.7	7.1	-	13.1

Cash and cash investments, end of year	$0.3	$3.3	$39.9	$-	$43.5

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2009
Net cash (used in) provided by operating activities	$(131.1)	$608.8	$29.2	$-	$506.9

Cash flows from investing activities:
Proceeds from sale of business, net of cash divested	(2.4)	206.6	-	-	204.2
Proceeds from note receivable	-	-	-	-	-
Proceeds from sales of assets	-	2.1	23.3	-	25.4
Capital distributions from equity method investees	-	20.7	0.1	-	20.8
Purchases of property, plant and equipment	(5.6)	(41.2)	(81.8)	-	(128.6)
Investments in equity method investees	-	(1.0)	(2.2)	-	(3.2)
Purchases of businesses, net of cash acquired	(0.6)	10.9	(10.2)	-	0.1
Other investing activities	-	9.9	-	-	9.9

Net cash (used in) provided by investing activities	(8.6)	208.0	(70.8)	-	128.6

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	907.0	(806.5)	(100.5)	-	-
Principal payments of long-term debt	(564.4)	(9.4)	(3.8)	-	(577.6)
Purchases of treasury stock	-	-	-	-	-
Net (repayment of) proceeds from notes payable	(240.8)	-	131.1	-	(109.7)
Payment of financing costs of long-term debt	-	-	-	-	-
Proceeds from exercise of employee stock options	27.1	-	-	-	27.1
Proceeds from excess tax benefits from stock-based payment awards	7.2	-	-	-	7.2
Proceeds from employee stock purchases	5.6	-	-	-	5.6
Proceeds from maturity of derivative instrument	-	-	-	-	-

Net cash provided by (used in) financing activities	141.7	(815.9)	26.8	-	(647.4)

Effect of exchange rate changes on cash and cash investments	-	-	4.5	-	4.5

Net increase (decrease) in cash and cash investments	2.0	0.9	(10.3)	-	(7.4)
Cash and cash investments, beginning of year	0.3	2.8	17.4	-	20.5

Cash and cash investments, end of year	$2.3	$3.7	$7.1	$-	$13.1

23.     BUSINESS SEGMENT INFORMATION:
          Prior to May 1, 2010, the Company’s internal management financial reporting consisted of two business divisions, Constellation Wines and Crown Imports. In connection with the Company’s changes during the first quarter of fiscal 2011 within its internal management structure for its Australian and U.K. business, and the Company’s revised business strategy within these markets, the Company changed its internal management financial reporting on May 1, 2010, to consist of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand and Crown Imports. However, due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company has aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, beginning May 1, 2010, the Company began reporting its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). As a result of the January 2011 CWAE Divestiture, as of February 1, 2011, the Company is no longer reporting operating results for the CWAE segment. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations, global information technology and global supply chain. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.
          The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. The financial information for the years ended February 28, 2010, and February 28, 2009, has been restated to conform to the new segment presentation.
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

          For the years ended February 28, 2011, February 28, 2010, and February 28, 2009, restructuring charges and unusual items included in operating income consist of:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$2.4	$8.4	$22.2
Accelerated depreciation	2.2	17.7	11.2
Inventory write-downs	-	1.6	56.8
Other	0.1	4.7	37.1

Cost of Product Sold	4.7	32.4	127.3

Selling, General and Administrative Expenses
Net gains on the CWAE Divestiture and related activities	(83.7)	-	-
Net (gain) loss on sale of nonstrategic assets/business	(3.3)	(11.2)	8.1
Loss on contractual obligation from put option of Ruffino shareholder	60.0	34.3	-
Acquisition-related integration costs	0.5	0.2	8.2
Net (gain) loss on March 2009 sale of value spirits business	-	(0.2)	15.6
Loss on sale of Pacific Northwest Business	-	-	23.2
Other costs	6.3	42.4	24.2

Selling, General and Administrative Expenses	(20.2)	65.5	79.3

Impairment of Goodwill and Intangible Assets	23.6	103.2	300.4

Restructuring Charges	23.1	47.6	68.0

Restructuring Charges and Unusual Items	$31.2	$248.7	$575.0

          For the year ended February 28, 2010, restructuring charges and unusual items included in equity in losses of equity method investees of $25.4 million consist of an impairment loss on the Company’s investment in Ruffino. For the year ended February 28, 2009, restructuring charges and unusual items included in equity in losses of equity method investees of $83.3 million consist primarily of impairment losses on the Company’s investments in Ruffino and Matthew Clark.
          The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting guidance described in Note 2.

          Segment information is as follows:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
(in millions)
CWNA
Net sales	$2,557.3	$2,434.7	$2,703.4
Segment operating income	$631.0	$638.0	$644.3
Equity in earnings of equity method investees	$12.7	$11.8	$12.8
Long-lived assets	$1,101.7	$1,106.5	$1,126.5
Investment in equity method investees	$79.6	$75.6	$91.0
Total assets	$6,692.3	$6,476.1	$6,596.1
Capital expenditures	$52.1	$56.6	$71.9
Depreciation and amortization	$88.8	$103.2	$96.0

CWAE
Net sales	$774.7	$930.1	$951.2
Segment operating income	$9.3	$16.9	$47.1
Equity in earnings of equity method investees	$5.6	$5.3	$4.8
Long-lived assets	$-	$380.2	$380.7
Investment in equity method investees	$-	$35.7	$30.2
Total assets	$-	$1,228.4	$1,199.2
Capital expenditures	$5.3	$13.4	$53.4
Depreciation and amortization	$26.1	$39.7	$48.9

Corporate Operations and Other
Net sales	$-	$-	$-
Segment operating loss	$(106.6)	$(94.7)	$(86.8)
Long-lived assets	$117.9	$80.5	$40.3
Total assets	$292.0	$222.6	$104.2
Capital expenditures	$31.7	$37.7	$3.3
Depreciation and amortization	$18.9	$13.0	$12.1

Crown Imports
Net sales	$2,392.9	$2,256.2	$2,395.4
Segment operating income	$453.0	$444.1	$504.1
Long-lived assets	$4.8	$5.0	$5.4
Total assets	$419.0	$368.9	$324.2
Capital expenditures	$1.6	$1.0	$2.0
Depreciation and amortization	$1.8	$1.5	$1.1

Restructuring Charges and Unusual Items
Operating loss	$(31.2)	$(248.7)	$(575.0)
Equity in losses of equity method investees	$(0.6)	$(25.4)	$(83.3)

Consolidation and Eliminations
Net sales	$(2,392.9)	$(2,256.2)	$(2,395.4)
Operating income	$(453.0)	$(444.1)	$(504.1)
Equity in earnings of Crown Imports	$226.1	$221.9	$252.3
Long-lived assets	$(4.8)	$(5.0)	$(5.4)
Investment in equity method investees	$183.3	$167.2	$136.9
Total assets	$(235.7)	$(201.7)	$(187.2)
Capital expenditures	$(1.6)	$(1.0)	$(2.0)
Depreciation and amortization	$(1.8)	$(1.5)	$(1.1)

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
(in millions)
Consolidated
Net sales	$3,332.0	$3,364.8	$3,654.6
Operating income	$502.5	$311.5	$29.6
Equity in earnings of equity method investees	$243.8	$213.6	$186.6
Long-lived assets	$1,219.6	$1,567.2	$1,547.5
Investment in equity method investees	$262.9	$278.5	$258.1
Total assets	$7,167.6	$8,094.3	$8,036.5
Capital expenditures	$89.1	$107.7	$128.6
Depreciation and amortization	$133.8	$155.9	$157.0
          The Company’s areas of operations are principally in the U.S. Current operations outside the U.S. are primarily in Canada and New Zealand and are included within the CWNA segment. Prior to the Company’s January 2011 CWAE Divestiture, operations outside the U.S. also included Australia and the U.K. and were reported within the CWAE segment. Revenues are attributed to countries based on the location of the selling company.
          Geographic data is as follows:

	For the Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009
(in millions)
Net Sales
U.S.	$2,087.7	$2,001.3	$2,266.1
Non-U.S.	1,244.3	1,363.5	1,388.5

Total	$3,332.0	$3,364.8	$3,654.6

Significant non-U.S. revenue sources include:
U.K.	$478.0	$611.5	$631.7
Canada	410.7	379.0	378.3
Australia	278.4	294.1	296.9
New Zealand	54.7	51.1	54.5
Other	22.5	27.8	27.1

Total	$1,244.3	$1,363.5	$1,388.5

	February 28,	February 28,
	2011	2010
(in millions)
Long-lived assets
U.S.	$896.3	$878.3
Non-U.S.	323.3	688.9

Total	$1,219.6	$1,567.2

Significant non-U.S. long-lived assets include:
Canada	$176.2	$167.5
New Zealand	144.6	141.2
Australia	-	300.1
U.K.	-	78.7
Other	2.5	1.4

Total	$323.3	$688.9

24.     ACCOUNTING GUIDANCE NOT YET ADOPTED:
          Intangibles – goodwill and other –
          In December 2010, the FASB issued amended guidance for when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amended guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. Any resulting goodwill impairment upon adoption should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company is required to adopt the guidance for its annual and interim periods beginning March 1, 2011. The adoption of this amended guidance on March 1, 2011, did not have a material impact on the Company’s consolidated financial statements.
25.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
          A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2011	2010	2010	2010	2011	Full Year
(in millions, except per share data)
Net sales	$787.5	$862.8	$966.4	$715.3	$3,332.0
Gross profit	$270.0	$314.2	$351.9	$254.0	$1,190.1
Net income (1)	$49.1	$91.3	$139.3	$279.8	$559.5
Earnings per common share (2):
Basic – Class A Common Stock	$0.23	$0.44	$0.67	$1.36	$2.68

Basic – Class B Convertible Common Stock	$0.21	$0.40	$0.61	$1.24	$2.44

Diluted – Class A Common Stock	$0.22	$0.43	$0.65	$1.32	$2.62

Diluted – Class B Convertible Common Stock	$0.21	$0.40	$0.60	$1.21	$2.40

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2010	2009	2009	2009	2010	Full Year
(in millions, except per share data)
Net sales	$791.6	$876.8	$987.7	$708.7	$3,364.8
Gross profit	$268.7	$309.6	$344.1	$222.4	$1,144.8
Net income (loss)(3)	$6.5	$99.7	$44.1	$(51.0)	$99.3
Earnings (loss) per common share(2):
Basic – Class A Common Stock	$0.03	$0.46	$0.20	$(0.23)	$0.46

Basic – Class B Convertible Common Stock	$0.03	$0.42	$0.18	$(0.21)	$0.41

Diluted – Class A Common Stock	$0.03	$0.45	$0.20	$(0.23)	$0.45

Diluted – Class B Convertible Common Stock	$0.03	$0.41	$0.18	$(0.21)	$0.41

(1)	In Fiscal 2011, the Company recorded certain unusual items consisting of accelerated depreciation associated primarily with the Global Initiative; other cost of product sold related to costs incurred in connection with the sale of nonstrategic assets; net gains on the January 2011 CWAE Divestiture and related activities; net gain on the sale of nonstrategic assets; a loss on the potential settlement of the contractual obligation created by the notification by the 50.1% shareholder of Ruffino to exercise the option to put its entire equity interest to the Company; acquisition-related integration costs associated with the Fiscal 2008 Plan; other selling, general and administrative costs associated primarily with the Global Initiative; impairment of intangible assets associated primarily with the Company’s Canadian business; restructuring charges associated primarily with the Global Initiative and the Australian Initiative; other equity method investment loss; and a valuation allowance against deferred tax assets in the U.K. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2011:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2011	2010	2010	2010	2011	Full Year
(in millions, net of income tax effect)
Accelerated depreciation	$0.6	$0.1	$0.3	$0.4	$1.4
Other cost of product sold costs	$-	$-	$0.1	$-	$0.1
Net gains on the CWAE Divestiture and related activities	$-	$-	$-	$(281.5)	$(281.5)
Net gain on sale of nonstrategic assets	$(1.0)	$-	$(2.3)	$-	$(3.3)
Loss on contractual obligation from put option of Ruffino shareholder	$-	$-	$-	$60.0	$60.0
Acquisition-related integration costs	$0.1	$0.1	$-	$0.1	$0.3
Other selling, general and administrative costs	$0.6	$2.0	$1.0	$0.6	$4.2
Impairment of intangible assets	$-	$-	$4.2	$11.4	$15.6
Restructuring charges	$4.3	$13.2	$(1.4)	$3.5	$19.6
Other equity method investment loss	$0.5	$0.1	$-	$-	$0.6
Deferred tax assets valuation allowance	$28.1	$2.0	$-	$-	$30.1

(2)	The sum of the quarterly earnings per common share in Fiscal 2011 and Fiscal 2010 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(3)	In Fiscal 2010, the Company recorded certain unusual items consisting of accelerated depreciation associated primarily with the Global Initiative and the Fiscal 2007 Wine Plan; inventory write-downs associated primarily with the Global Initiative; other cost of product sold primarily related to the Fiscal 2007 Wine Plan; a loss on the March 2009 sale of the Company’s value spirits business; a loss on the contractual obligation created by the notification by the 9.9% shareholder of Ruffino to exercise the option to put its entire equity interest to the Company; a gain on the sale of the Company’s nonstrategic U.K. cider business; acquisition-related integration costs associated primarily with the Fiscal 2008 Plan; other selling, general and administrative costs associated primarily with the Global Initiative; impairment of intangible assets associated primarily with the Company’s Australian business; restructuring charges associated primarily with the Global Initiative and the Australian Initiative; an impairment loss of the Company’s equity method investment in Ruffino; and a loss on the write-off of financing costs. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2010:

	QUARTER ENDED
	May 31,	August 31,	November 30,	February 28,
Fiscal 2010	2009	2009	2009	2010	Full Year
(in millions, net of income tax effect)
Accelerated depreciation	$2.6	$7.6	$1.1	$1.3	$12.6
Inventory write-downs, restructuring activities	$0.3	$0.5	$0.3	$0.1	$1.2
Other cost of product sold costs	$1.2	$1.1	$0.8	$0.7	$3.8
Loss on March 2009 sale of value spirits business	$37.3	$0.1	$-	$-	$37.4
Loss on contractual obligation from put option of Ruffino shareholder	$-	$-	$34.3	$-	$34.3
Gain on sale of nonstrategic U.K. cider business	$-	$-	$-	$(14.0)	$(14.0)
Acquisition-related integration costs	$-	$-	$0.1	$-	$0.1
Other selling, general and administrative costs	$8.9	$6.9	$7.9	$5.6	$29.3
Impairment of intangible assets	$-	$-	$-	$97.9	$97.9
Restructuring charges	$14.3	$2.5	$5.2	$18.5	$40.5
Impairment of equity method investment	$-	$-	$25.4	$-	$25.4
Loss on write-off of financing costs	$-	$-	$-	$0.4	$0.4

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
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
Internal Control over Financial Reporting
(a)	See page 61 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 59 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) no changes were identified in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended February 28, 2011 (the Company’s fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
        Not Applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
          The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 21, 2011, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.
          The Company has adopted the Chief Executive Officer and Senior Financial Executive Code of Ethics which is a code of ethics that applies to its chief executive officer and its senior financial officers. The Chief Executive Officer and Senior Financial Executive Code of Ethics is located on the Company’s Internet website at http://www.cbrands.com/investors/corporate-governance. Amendments to, and waivers granted under, the Company’s Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to the Company’s website as well. The Company will provide to anyone, without charge, upon request, a copy of such Code of Ethics. Such requests should be directed in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564 or by telephoning the Company’s Investor Center at 1-888-922-2150.
Item 11.     Executive Compensation.
          The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 21, 2011, under those sections of the proxy statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the proxy statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 21, 2011, under that section of the proxy statement to be titled “Beneficial Ownership,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans
          The following table sets forth information with respect to the Company’s compensation plans under which its equity securities may be issued, as of February 28, 2011. The equity compensation plans approved by security holders include the Company’s Long-Term Stock Incentive Plan, Incentive Stock Option Plan, 1989 Employee Stock Purchase Plan and U.K. Sharesave Scheme.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	30,871,923 (1)	$18.63 (2)	34,058,561 (3)(4)(5)

Equity compensation plans not approved by security holders	-	-	-

Total	30,871,923	$18.63	34,058,561

(1)	Includes 808,820 shares of unvested performance share units and 219,498 shares of unvested restricted stock units under the Company’s Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, or 200% of the target shares granted. The Company currently estimates that only 150% of the target shares granted will be awarded based upon the current expectations regarding the achievement of specified performance targets.

(2)	Excludes unvested performance share units and unvested restricted stock units under the Company’s Long-Term Stock Incentive Plan that can be exercised for no consideration.

(3)	Includes 7,438,756 shares of Class A Common Stock under the Company’s Incentive Stock Option Plan. However, by the current terms of the Incentive Stock Option Plan, no additional grants of incentive stock options are permitted.

(4)	Includes 1,641,255 shares of Class A Common Stock under the Company’s U.K. Sharesave Scheme. However, by the current terms of the U.K. Sharesave Scheme, no additional offerings under the U.K. Sharesave Scheme are permitted.

(5)	Includes 2,506,279 shares of Class A Common Stock under the Company’s Employee Stock Purchase Plan remaining available for purchase, of which approximately 145,100 shares are subject to purchase during the current offering period.
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
          The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 21, 2011, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 14.     Principal Accountant Fees and Services.
          The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 21, 2011, under that section of the proxy statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.
PART IV
Item 15.     Exhibits and Financial Statement Schedules.
1.	Financial Statements

The following consolidated financial statements of the Company are submitted herewith:
Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets – February 28, 2011, and February 28, 2010

Consolidated Statements of Operations for the years ended February 28, 2011, February 28, 2010, and February 28, 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2011, February 28, 2010, and February 28, 2009

Consolidated Statements of Cash Flows for the years ended February 28, 2011, February 28, 2010, and February 28, 2009

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
Financial Statements as of and for the three years ended December 31, 2010
3.	Exhibits required to be filed by Item 601 of Regulation S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 143 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2011	CONSTELLATION BRANDS, INC.

	By:	/s/ Robert Sands
Robert Sands, President and
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands Robert Sands, Director, President and	/s/ Robert Ryder Robert Ryder, Executive Vice
Chief Executive Officer (principal	President and Chief Financial Officer
executive officer) Dated: April 29, 2011	(principal financial officer and principal accounting officer) Dated: April 29, 2011

/s/ Richard Sands Richard Sands, Director and	/s/ Jerry Fowden Jerry Fowden, Director
Chairman of the Board	Dated: April 29, 2011
Dated: April 29, 2011

/s/ Barry A. Fromberg Barry A. Fromberg, Director	/s/ Jeananne K. Hauswald Jeananne K. Hauswald, Director
Dated: April 29, 2011	Dated: April 29, 2011

/s/ James A. Locke III James A. Locke III, Director	/s/ Paul L. Smith Paul L. Smith, Director
Dated: April 29, 2011	Dated: April 29, 2011

/s/ Mark Zupan Mark Zupan, Director
Dated: April 29, 2011

INDEX TO EXHIBITS

Exhibit No.

2.1
Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+ #

2.2
Amendment No. 1, dated as of January 2, 2007 to the Agreement to Establish Joint Venture, dated July 17, 2006, between Barton Beers, Ltd. and Diblo, S.A. de C.V. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+ #

2.3
Barton Contribution Agreement, dated July 17, 2006, among Barton Beers, Ltd., Diblo, S.A. de C.V. and Company (a Delaware limited liability company to be formed) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 17, 2006, filed July 18, 2006 and incorporated herein by reference).+ #

2.4
Stock Purchase Agreement dated as of November 9, 2007 by and between Beam Global Spirits & Wine, Inc. and Constellation Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2007, filed November 14, 2007 and incorporated herein by reference).

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

2.6
Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holdings Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 23, 2010, filed December 28, 2010 and incorporated herein by reference).

2.7
Deed of Amendment and Restatement dated January 31, 2011 to the Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holdings Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 31, 2011, filed February 4, 2011 and incorporated herein by reference).

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

4.1
Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.2
Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.3
Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

4.4
Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

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

4.12
Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference). #

4.13
Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

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

4.15
Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference). #

4.16
Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference). #

4.17
Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

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

10.10
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.11
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants before April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference).*

10.12
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.13
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.14
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2011, filed April 8, 2011, and incorporated herein by reference).*

10.15
Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards before April 5, 2011) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.16
Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 5, 2011) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2011, filed April 8, 2011, and incorporated herein by reference).*

10.17
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.18
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 17, 2008) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.19
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference).*

10.20
Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference).*

10.21
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference).*

10.22
Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants before July 22, 2010) (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).* #

10.23
Form of Restricted Stock Agreement for Directors with respect to a pro rata award of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference).*

10.24
Form of Restricted Stock Award Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference).*

10.25	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.26
Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).* #

10.27
Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).* #

10.28
Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.29
Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and incorporated herein by reference).* #

10.30
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*

10.31
Amendment Number 1, dated April 6, 2009, to the Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference).*

10.32
Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).* #

10.33
First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).* #

10.34
Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).* #

10.35
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).* #

10.36
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).* #

10.37
First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*

10.38
Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

10.39
Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).#

10.40
Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

10.41
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

10.42
Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).#

10.43
Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

10.44
Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).

10.45
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

10.46
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

10.47
The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).* #

10.48
Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*

10.49
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.50
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.51
Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, dated as of January 2, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+ #

10.52
Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+ #

10.53
Administrative Services Agreement, dated as of January 2, 2007, by and between Barton Incorporated and Crown Imports LLC (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+ #

10.54
Sub-license Agreement, dated as of January 2, 2007, by and between Marcas Modelo, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+ #

10.55
Agreement Regarding Products dated October 28, 2010, between Extrade II, S.A. de C.V., Crown Imports LLC and Marcas Modelo, S.A. de C.V. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2010 and incorporated herein by reference).++

10.56
Master Confirmation, dated as of April 16, 2010, with respect to a Collared Accelerated Stock Buyback Transaction between the Company and Goldman Sachs & Co. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

10.57
Supplemental Confirmation, dated April 16, 2010, with respect to a Collared Accelerated Stock Buyback Transaction between the Company and Goldman Sachs & Co. (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

10.58
Trade Notification, dated May 10, 2010, with respect to a Collared Accelerated Stock Buyback Transaction between the Company and Goldman Sachs & Co. (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

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

99.2	Financial Statements of Crown Imports LLC as of and for the three years ended December 31, 2010 (filed herewith).

101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2011 and February 28, 2010, (ii) Consolidated Statements of Operations for the years ended February 28, 2011, February 28, 2010 and February 28, 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2011, February 28, 2010, and February 28, 2009 (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2011, February 28, 2010 and February 28, 2009, and (v) Notes to Consolidated Financial Statements.**

* Designates management contract or compensatory plan or arrangement.

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