Form 10-Q
period 2011-05-31
CONSTELLATION BRANDS, INC.
filed 2011-07-11
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2011, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	190,843,144
Class B Common Stock, par value $.01 per share	23,595,558
Class 1 Common Stock, par value $.01 per share	11,596

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	46
PART II — OTHER INFORMATION
Item 6. Exhibits	46
SIGNATURES	47
INDEX TO EXHIBITS	48
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

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31,	February 28,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash investments	$13.4	$9.2
Accounts receivable, net	459.3	417.4
Inventories	1,309.0	1,369.3
Prepaid expenses and other	174.4	287.1

Total current assets	1,956.1	2,083.0
PROPERTY, PLANT AND EQUIPMENT, net	1,230.7	1,219.6
GOODWILL	2,632.6	2,619.8
INTANGIBLE ASSETS, net	896.4	886.3
OTHER ASSETS, net	359.6	358.9

Total assets	$7,075.4	$7,167.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$252.7	$83.7
Current maturities of long-term debt	10.8	15.9
Accounts payable	104.8	129.2
Accrued excise taxes	23.3	14.2
Other accrued expenses and liabilities	391.8	419.9

Total current liabilities	783.4	662.9

LONG-TERM DEBT, less current maturities	2,728.9	3,136.7

DEFERRED INCOME TAXES	590.8	583.1

OTHER LIABILITIES	257.2	233.0

COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 232,676,024 shares at May 31, 2011, and 230,290,798 shares at February 28, 2011	2.3	2.3
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,605,058 shares at May 31, 2011, and 28,617,758 shares at February 28, 2011	0.3	0.3
Additional paid-in capital	1,643.2	1,602.4
Retained earnings	1,736.8	1,662.3
Accumulated other comprehensive income	223.7	188.8

	3,606.3	3,456.1

Less: Treasury stock -
Class A Common Stock, 42,012,761 shares at May 31, 2011, and 42,739,831 shares at February 28, 2011, at cost	(889.0)	(902.0)
Class B Convertible Common Stock, 5,005,800 shares at May 31, 2011, and February 28, 2011, at cost	(2.2)	(2.2)

	(891.2)	(904.2)

Total stockholders’ equity	2,715.1	2,551.9

Total liabilities and stockholders’ equity	$7,075.4	$7,167.6

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2011	2010
SALES	$710.7	$976.2
Less - excise taxes	(75.4)	(188.7)

Net sales	635.3	787.5
COST OF PRODUCT SOLD	(384.3)	(517.5)

Gross profit	251.0	270.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(138.2)	(168.8)
RESTRUCTURING CHARGES	(11.1)	(4.9)

Operating income	101.7	96.3
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	62.2	54.5
INTEREST EXPENSE, net	(44.3)	(48.5)

Income before income taxes	119.6	102.3
PROVISION FOR INCOME TAXES	(45.1)	(53.2)

NET INCOME	$74.5	$49.1

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$0.36	$0.23

Basic - Class B Convertible Common Stock	$0.32	$0.21

Diluted - Class A Common Stock	$0.35	$0.22

Diluted - Class B Convertible Common Stock	$0.32	$0.21

Weighted average common shares outstanding:
Basic - Class A Common Stock	187.046	192.713
Basic - Class B Convertible Common Stock	23.604	23.726

Diluted - Class A Common Stock	214.914	218.856
Diluted - Class B Convertible Common Stock	23.604	23.726
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74.5	$49.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	23.2	30.9
Stock-based compensation expense	13.7	11.0
Deferred tax provision	10.8	35.3
Amortization of intangible and other assets	3.7	3.7
Loss (gain) on disposal or impairment of long-lived assets, net	0.1	(1.4)
Equity in earnings of equity method investees, net of distributed earnings	(2.4)	23.1
Gain on business sold, net	(1.4)	-
Change in operating assets and liabilities:
Accounts receivable, net	(42.4)	(133.3)
Inventories	67.5	61.0
Prepaid expenses and other current assets	11.4	7.0
Accounts payable	(21.8)	(30.6)
Accrued excise taxes	9.0	8.5
Other accrued expenses and liabilities	71.8	(0.3)
Other, net	23.6	(3.9)

Total adjustments	166.8	11.0

Net cash provided by operating activities	241.3	60.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21.0)	(25.6)
Payments related to sale of business	(7.5)	(1.6)
Proceeds from note receivable	1.0	60.0
Proceeds from sales of assets	0.1	1.1
Investments in equity method investees	-	(29.6)
Other investing activities	(6.4)	0.3

Net cash (used in) provided by investing activities	(33.8)	4.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(417.3)	(1.3)
Payment of minimum tax withholdings on stock-based payment awards	(2.2)	(0.4)
Net proceeds from notes payable	168.5	194.6
Proceeds from exercises of employee stock options	36.5	16.7
Proceeds from excess tax benefits from stock-based payment awards	9.9	4.6
Purchases of treasury stock	-	(300.0)
Payment of financing costs of long-term debt	-	(0.2)

Net cash used in financing activities	(204.6)	(86.0)

Effect of exchange rate changes on cash and cash investments	1.3	(1.3)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	4.2	(22.6)
CASH AND CASH INVESTMENTS, beginning of period	9.2	43.5

CASH AND CASH INVESTMENTS, end of period	$13.4	$20.9

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$4.1	$2.5

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011
(unaudited)
1.       BASIS OF PRESENTATION:
          The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011. Results of operations for interim periods are not necessarily indicative of annual results.
2.       RECENTLY ADOPTED ACCOUNTING GUIDANCE:
          Fair value measurements and disclosures –
          In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance for fair value measurements and disclosures. This guidance requires an entity to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (ii) present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This guidance also clarifies existing disclosures requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Effective March 1, 2010, the Company adopted the additional disclosure requirements and clarifications of existing disclosures of this guidance, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Effective March 1, 2011, the Company adopted the additional disclosure requirement to present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The adoption of the remaining provision of this guidance on March 1, 2011, did not have a material impact on the Company’s consolidated financial statements.
          Intangibles – goodwill and other –
          Effective March 1, 2011, the Company adopted amended guidance for when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amended guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. Any resulting goodwill impairment upon adoption should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The adoption of this amended guidance on March 1, 2011, did not have a material impact on the Company’s consolidated financial statements.

3.       INVENTORIES:
          Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	May 31,	February 28,
	2011	2011
(in millions)
Raw materials and supplies	$41.5	$38.2
In-process inventories	953.0	1,012.1
Finished case goods	314.5	319.0

	$1,309.0	$1,369.3

4.       PREPAID EXPENSES AND OTHER:
          The major components of prepaid expenses and other are as follows:

	May 31,	February 28,
	2011	2011
(in millions)
Income taxes receivable	$85.6	$193.8
Deferred tax assets	41.3	42.1
Other	47.5	51.2

	$174.4	$287.1

5.       DERIVATIVE INSTRUMENTS:
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
          The Company enters into derivative instruments, primarily interest rate swaps and foreign currency forward and option contracts, to manage interest rate and foreign currency risks. In accordance with the FASB guidance for derivatives and hedging, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value (see Note 6). The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities.
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

          Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of May 31, 2011, and February 28, 2011, the Company had undesignated foreign currency contracts outstanding with a notional value of $248.8 million and $160.0 million, respectively. The Company had no undesignated interest rate swap agreements outstanding as of May 31, 2011, and February 28, 2011.
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
          Cash flow hedges:
          The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and, historically, third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument became no longer effective immediately in the Company’s Consolidated Statements of Operations. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately in the Company’s Consolidated Statements of Operations in selling, general and administrative expenses.
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

          As of May 31, 2011, and February 28, 2011, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $255.9 million and $166.4 million, respectively. In addition, as of May 31, 2011, and February 28, 2011, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $500.0 million (see Note 10). The Company expects $5.4 million of net gains, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.
          Fair value hedges:
          Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the three months ended May 31, 2011, and May 31, 2010.
          Net investment hedges:
          Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the three months ended May 31, 2011, and May 31, 2010.
          Fair values of derivative instruments:
          The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows:

	May 31,	February 28,
Balance Sheet Location	2011	2011
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$16.8	$11.0
Other accrued expenses and liabilities	$2.4	$3.4
Other assets, net	$3.7	$2.8
Other liabilities	$0.8	$0.9

Interest rate swap contracts
Other accrued expenses and liabilities	$9.2	$6.1
Other assets, net	$-	$1.7
Other liabilities	$11.0	$-

Derivative instruments not designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$4.8	$3.2
Other accrued expenses and liabilities	$0.8	$1.0

          The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Operations, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

	Net		Net Gain
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
Derivative Instruments in	in OCI	Location of Net Gain	Income
Designated Cash Flow	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
For the Three Months Ended May 31, 2011
Foreign currency contracts	$3.7	Sales	$1.0
Foreign currency contracts	3.9	Cost of product sold	-
Interest rate swap contracts	(9.6)	Interest expense, net	-

Total	$(2.0)	Total	$1.0

For the Three Months Ended May 31, 2010
Foreign currency contracts	$(1.1)	Sales	$3.6
Foreign currency contracts	(3.3)	Cost of product sold	2.2

Total	$(4.4)	Total	$5.8

		Net Gain
		Recognized
Derivative Instruments in	Location of Net Gain	in Income
Designated Cash Flow	Recognized in Income	(Ineffective
Hedging Relationships	(Ineffective portion)	portion)
(in millions)
For the Three Months Ended May 31, 2011
Foreign currency contracts	Selling, general and administrative expenses	$0.6

For the Three Months Ended May 31, 2010
Foreign currency contracts	Selling, general and administrative expenses	$0.3

          The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations is as follows:

		Net
		Gain (Loss)
Derivative Instruments not	Location of Net Gain (Loss)	Recognized
Designated as Hedging Instruments	Recognized in Income	in Income
(in millions)
For the Three Months Ended May 31, 2011
Foreign currency contracts	Selling, general and administrative expenses	$3.1

For the Three Months Ended May 31, 2010
Foreign currency contracts	Selling, general and administrative expenses	$(4.3)

          Credit risk:
          The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2011, the fair value of derivative instruments in a net liability position due to counterparties was $20.6 million. If the Company were required to settle the net liability position under these derivative instruments on May 31, 2011, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.
          Counterparty credit risk:
          Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of May 31, 2011, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of May 31, 2011, the fair value of derivative instruments in a net receivable position due from counterparties was $21.8 million.
6.        FAIR VALUE OF FINANCIAL INSTRUMENTS:
          The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.
          The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	May 31, 2011		February 28, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in millions)
Assets:
Cash and cash investments	$13.4	$13.4	$9.2	$9.2
Accounts receivable	$459.3	$459.3	$417.4	$417.4
Available-for-sale debt securities	$43.9	$43.9	$40.8	$40.8
Foreign currency contracts	$25.3	$25.3	$17.0	$17.0
Interest rate swap contracts	$-	$-	$1.7	$1.7
Notes receivable	$3.4	$3.4	$4.8	$4.8

Liabilities:
Notes payable to banks	$252.7	$251.9	$83.7	$83.8
Accounts payable	$104.8	$104.8	$129.2	$129.2
Long-term debt, including current portion	$2,739.7	$2,947.9	$3,152.6	$3,298.2
Foreign currency contracts	$4.0	$4.0	$5.3	$5.3
Interest rate swap contracts	$20.2	$20.2	$6.1	$6.1

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
          Notes payable to banks: The revolving credit facility under the 2006 Credit Agreement (as defined in Note 10) is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement). The fair value of the revolving credit facility is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The remaining instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.
          Long-term debt: The tranche B term loan facility under the 2006 Credit Agreement is a variable interest rate bearing note which includes a fixed margin. The fair value of the tranche B term loan facility is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The fair value of the remaining long-term debt, which is all fixed rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities.
          Fair value measurements –
          The FASB guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires disclosures about fair value measurements. This guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. The fair value measurement guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

          The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in millions)
May 31, 2011
Assets:
Available-for-sale debt securities	$-	$-	$43.9	$43.9
Foreign currency contracts	$-	$25.3	$-	$25.3
Liabilities:
Foreign currency contracts	$-	$4.0	$-	$4.0
Interest rate swap contracts	$-	$20.2	$-	$20.2

February 28, 2011
Assets:
Available-for-sale debt securities	$-	$-	$40.8	$40.8
Foreign currency contracts	$-	$17.0	$-	$17.0
Interest rate swap contracts	$-	$1.7	$-	$1.7
Liabilities:
Foreign currency contracts	$-	$5.3	$-	$5.3
Interest rate swap contracts	$-	$6.1	$-	$6.1
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
          The following table represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Available-
For-Sale
Debt
Securities
(in millions)
Balance at February 28, 2011	$40.8
Total gains:
Included in earnings	1.5
Included in other comprehensive income (foreign currency translation adjustments)	1.6

Total gains	43.9
Transfers in and/or out of Level 3	-

Balance at May 31, 2011	$43.9

7.        GOODWILL:
          The changes in the carrying amount of goodwill are as follows:

	Constellation	Constellation
	Wines	Wines
	North	Australia and	Crown	Consolidations
	America	Europe	Imports	and
	(“CWNA”)	(“CWAE”)	LLC	Eliminations	Consolidated
(in millions)
Balance, February 28, 2010
Goodwill	$2,570.6	$852.6	$13.0	$(13.0)	$3,423.2
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	2,570.6	-	13.0	(13.0)	2,570.6
Foreign currency translation adjustments	49.2	-	-	-	49.2
Divestiture of business
Goodwill	-	(852.6)	-	-	(852.6)
Accumulated impairment losses	-	852.6	-	-	852.6

Balance, February 28, 2011
Goodwill	2,619.8	-	13.0	(13.0)	2,619.8
Accumulated impairment losses	-	-	-	-	-

	2,619.8	-	13.0	(13.0)	2,619.8
Foreign currency translation adjustments	12.8	-	-	-	12.8

Balance, May 31, 2011
Goodwill	2,632.6	-	13.0	(13.0)	2,632.6
Accumulated impairment losses	-	-	-	-	-

	$2,632.6	$-	$13.0	$(13.0)	$2,632.6

          Divestiture of the Australian and U.K. Business –
          In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $266.9 million, subject to post-closing adjustments. As of May 31, 2011, the Company has received cash proceeds, net of cash divested of $15.8 million and direct costs paid of $9.8 million, of $213.8 million, subject to post-closing adjustments. The Company retained a 19.9% interest in its previously owned Australian and U.K. business, Accolade Wines (“Accolade”) (see Note 9). The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture.

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested	223.6
Retained interest in Accolade	48.2
Estimated post-closing adjustments	(19.3)
Foreign currency reclassification	678.8
Indemnification liabilities (see Note 12)	(25.4)
Direct costs to sell, paid and accrued	(13.2)
Other	7.9

Net gain on sale	166.5
Loss on settlement of pension	(109.9)

Net gain	$56.6

          Of the $56.6 million net gain, $55.2 million was recognized for the fourth quarter of fiscal 2011 and $1.4 million was recognized for the three months ended May 31, 2011. In addition, the Company’s CWAE segment recorded an additional net gain of $28.5 million for the fourth quarter of fiscal 2011, primarily associated with a net gain on derivative instruments of $20.8 million, related to this divestiture. For the three months ended May 31, 2011, the Company recorded an additional loss of $0.6 million related to this divestiture. Total net gains associated with this divestiture of $84.5 million are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations, $83.7 million for the year ended February 28, 2011, and $0.8 million for the three months ended May 31, 2011.
8.        INTANGIBLE ASSETS:
          The major components of intangible assets are as follows:

	May 31, 2011		February 28, 2011
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$83.4	$63.0	$83.2	$64.1
Other	3.9	1.4	2.6	-

Total	$87.3	64.4	$85.8	64.1

Nonamortizable intangible assets:
Trademarks		826.3		816.5
Other		5.7		5.7

Total		832.0		822.2

Total intangible assets, net		$896.4		$886.3

          The Company did not incur costs to renew or extend the term of acquired intangible assets during the three months ended May 31, 2011, and May 31, 2010. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.2 million and $1.4 million for the three months ended May 31, 2011, and May 31, 2010, respectively. Estimated amortization expense for the remaining nine months of fiscal 2012 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2012	$3.8
2013	$5.1
2014	$5.1
2015	$4.8
2016	$4.7
2017	$4.7
Thereafter	$36.2

9.        INVESTMENTS:
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
          The Company accounts for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of May 31, 2011, and February 28, 2011, the Company’s investment in Crown Imports was $183.7 million and $183.3 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite-lived intangible assets contributed to Crown Imports by each party. The Company received $59.4 million and $76.5 million of cash distributions from Crown Imports for the three months ended May 31, 2011, and May 31, 2010, respectively, all of which represent distributions of earnings.
          Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the three months ended May 31, 2011, and May 31, 2010, were not material. In addition, as of May 31, 2011, and February 28, 2011, amounts receivable from Crown Imports were not material.
          The following table presents summarized financial information for the Company’s Crown Imports equity method investment. The amounts shown represent 100% of this equity method investments’ results of operations.

Crown
Imports
(in millions)
For the Three Months Ended May 31, 2011
Net sales	$677.5
Gross profit	$199.6
Income from continuing operations	$119.6
Net income	$119.6

For the Three Months Ended May 31, 2010
Net sales	$621.5
Gross profit	$176.2
Income from continuing operations	$108.5
Net income	$108.5

          Other:
          In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. For the year ended February 28, 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should affect the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. During the three months ended May 31, 2011, the Company recognized a net foreign currency loss of $2.2 million on the contractual obligation recorded in the fourth quarter of fiscal 2011 in connection with the potential settlement created by the notification by the 50.1% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of May 31, 2011, and February 28, 2011, the Company’s investment in Ruffino was $9.3 million and $7.4 million, respectively.
          Investment in Accolade –
          In connection with the Company’s CWAE Divestiture, the Company retained a 19.9% interest in Accolade, its previously owned Australian and U.K. business, which consists of equity securities and available-for-sale debt securities. The investment in the equity securities is accounted for under the cost method. Accordingly, the Company recognizes earnings only upon the receipt of a dividend from Accolade. Dividends received in excess of net accumulated earnings since the date of investment are considered a return of investment and are recorded as a reduction of the cost of the investment. No dividends were received for the three months ended May 31, 2011. The available-for-sale debt securities are measured at fair value on a recurring basis with unrealized holding gains and losses, including foreign currency gains and losses, reported in AOCI until realized. Interest income is recognized based on the interest rate implicit in the available-for-sale debt securities’ fair value and is reported in interest expense, net, on the Company’s Consolidated Statements of Operations. Interest income recognized in connection with the available-for-sale debt securities was not material for the three months ended May 31, 2011. The available-for-sale debt securities have a contractual maturity of twelve years from the date of issuance and can be settled, at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.

10.      BORROWINGS:
          Borrowings consist of the following:

				February 28,
	May 31, 2011			2011
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks
Senior Credit Facility –
Revolving Credit Loans	$224.7	$-	$224.7	$74.9
Other	28.0	-	28.0	8.8

	$252.7	$-	$252.7	$83.7

Long-term Debt
Senior Credit Facility – Term Loans	$-	$826.6	$826.6	$1,228.0
Senior Notes	-	1,893.9	1,893.9	1,893.6
Other Long-term Debt	10.8	8.4	19.2	31.0

	$10.8	$2,728.9	$2,739.7	$3,152.6

          Senior credit facility –
          The Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions are parties to a credit agreement, as amended (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3,842.0 million, consisting of (i) a $1,200.0 million tranche A term loan facility with an original final maturity in June 2011, fully repaid as of February 28, 2011, (ii) a $1,800.0 million tranche B term loan facility, of which $1,500.0 million has a final maturity in June 2013 (the “2013 Tranche B Term Loans”) and $300.0 million has a final maturity in June 2015 (the “2015 Tranche B Term Loans”), and (iii) an $842.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million), of which $192.0 million terminated in June 2011 (the “2011 Revolving Facility”) and $650.0 million terminates in June 2013 (the “2013 Revolving Facility”). The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.
          As of May 31, 2011, following the prepayment of $400.0 million of the tranche B term loan facility during the three months ended May 31, 2011, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.0%, 2011 Revolving Facility of $41.0 million bearing an interest rate of 1.4%, 2013 Revolving Facility of $183.7 million bearing an interest rate of 2.6%, outstanding letters of credit of $12.8 million, and $604.5 million in revolving loans available to be drawn.
          As of May 31, 2011, the required principal repayments of the tranche B term loan facility for the remaining nine months of fiscal 2012 and for each of the four succeeding fiscal years are as follows:

Tranche B
Term Loan
Facility
(in millions)
2012	$-
2013	314.1
2014	314.1
2015	99.7
2016	98.7

$826.6

          Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations for the three months ended May 31, 2011, and May 31, 2010.
11.       INCOME TAXES:
          The Company’s effective tax rate for the three months ended May 31, 2011, and May 31, 2010, was 37.7% and 52.0%, respectively. The Company’s effective tax rate for the three months ended May 31, 2010, includes the recognition of a valuation allowance against deferred tax assets in the United Kingdom of $28.1 million, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations.
12.       COMMITMENTS AND CONTINGENCIES:
          Indemnification liabilities –
          In connection with the CWAE Divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of Accolade, a certain facility in the U.K. and a certain income tax matter. As a result, the Company recorded liabilities with a fair value of $26.1 million at January 31, 2011. During the three months ended May 31, 2011, the Company was released from one of its guarantees related to a contract with a certain investee of Accolade. In connection with this release, the Company recognized a gain of $0.7 million, which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of May 31, 2011, and February 28, 2011, the carrying amount of these indemnification liabilities was $25.4 million and $26.1 million, respectively. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of May 31, 2011, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $330.9 million under these indemnifications with $282.1 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a significant adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

          Other contingency –
          In February 2011, the Company terminated early a certain agreement with a certain equity method investee. Based upon the terms of the certain agreement and the related joint venture agreement, the Company concluded as of May 31, 2011, and February 28, 2011, that it is not probable that there is a likelihood of loss under this contingency. Therefore, no liability has been recorded by the Company related to this contingency. While the Company believes it should prevail against any claim related to the early termination of this agreement, a loss of up to $57 million could be incurred by the Company should it not prevail in any claim.
13.	EARNINGS PER COMMON SHARE:
          The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the three months ended May 31, 2011, and May 31, 2010, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the three months ended May 31, 2011, and May 31, 2010, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
          The computation of basic and diluted earnings per common share is as follows:

	For the Three Months
	Ended May 31,
	2011	2010
(in millions, except per share data)
Income available to common stockholders	$74.5	$49.1

Weighted average common shares outstanding – basic:
Class A Common Stock	187.046	192.713

Class B Convertible Common Stock	23.604	23.726

Weighted average common shares outstanding – diluted:
Class A Common Stock	187.046	192.713
Class B Convertible Common Stock	23.604	23.726
Stock-based awards, primarily stock options	4.264	2.417

Weighted average common shares outstanding – diluted	214.914	218.856

Earnings per common share – basic:
Class A Common Stock	$0.36	$0.23

Class B Convertible Common Stock	$0.32	$0.21

Earnings per common share – diluted:
Class A Common Stock	$0.35	$0.22

Class B Convertible Common Stock	$0.32	$0.21

          For the three months ended May 31, 2011, and May 31, 2010, stock-based awards, primarily stock options, which could result in the issuance of 8.7 million and 23.7 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.
14.	COMPREHENSIVE INCOME (LOSS):
          Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized (losses) gains on derivative instruments and pension/postretirement adjustments. The reconciliation of net income to comprehensive income (loss) is as follows:

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
(in millions)
For the Three Months Ended May 31, 2011
Net income			$74.5
Other comprehensive income (loss):
Foreign currency translation adjustments	$39.3	$(0.8)	38.5
Net unrealized loss on cash flow hedges:
Net derivative losses	(5.4)	3.4	(2.0)
Reclassification adjustments	(2.0)	0.4	(1.6)

Net loss recognized in other comprehensive income	(7.4)	3.8	(3.6)

Other comprehensive income	$31.9	$3.0	34.9

Total comprehensive income			$109.4

For the Three Months Ended May 31, 2010
Net income			$49.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(51.1)	$(4.1)	(55.2)
Net unrealized loss on cash flow hedges:
Net derivative losses	(5.0)	0.6	(4.4)
Reclassification adjustments	(8.0)	1.9	(6.1)

Net loss recognized in other comprehensive income	(13.0)	2.5	(10.5)
Pension/postretirement adjustments:
Net gains arising during the period	6.0	(1.7)	4.3
Reclassification adjustments	2.4	(0.7)	1.7

Net gain recognized in other comprehensive income	8.4	(2.4)	6.0

Other comprehensive loss	$(55.7)	$(4.0)	(59.7)

Total comprehensive loss			$(10.6)

          Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

		Net
	Foreign	Unrealized		Accumulated
	Currency	Gains	Pension/	Other
	Translation	(Losses) on	Postretirement	Comprehensive
	Adjustments	Derivatives	Adjustments	Income
(in millions)
Balance, February 28, 2011	$194.0	$4.2	$(9.4)	$188.8
Current period change	38.5	(3.6)	-	34.9

Balance, May 31, 2011	$232.5	$0.6	$(9.4)	$223.7

15.	RESTRUCTURING CHARGES:
          Restructuring charges consist of employee termination benefit costs, contract termination costs and other associated costs. Employee termination benefit costs are accounted for under the FASB guidance for compensation – nonretirement postemployment benefits, as the Company has had several restructuring programs which have provided employee termination benefits in the past. The Company includes employee severance, related payroll benefit costs (such as costs to provide continuing health insurance) and outplacement services as employee termination benefit costs. Contract termination costs, and other associated costs including, but not limited to, facility consolidation and relocation costs, are accounted for under the FASB guidance for exit or disposal cost obligations. Contract termination costs are costs to terminate a contract that is not a capital lease, including costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. The Company includes costs to terminate certain operating leases for buildings, computer and IT equipment, and costs to terminate contracts, including distributor contracts and contracts for long-term purchase commitments, as contract termination costs. Other associated costs include, but are not limited to, costs to consolidate or close facilities and relocate employees. The Company includes employee relocation costs and equipment relocation costs as other associated costs.
          The Company’s significant restructuring plans with current activity are as follows:
          Fiscal 2010 Global Initiative –
          In April 2009, the Company announced its plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). The Global Initiative includes an approximate five percent reduction in the Company’s global workforce and the closing of certain office, production and warehouse facilities. In addition, the Global Initiative includes the termination of certain contracts, and a streamlining of the Company’s production footprint and sales and administrative organizations. Lastly, the Global Initiative includes other non-material restructuring activities primarily in connection with the consolidation of the Company’s remaining spirits business into its North American wine business following the March 2009 divestiture of its value spirits business. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. The Company expects all costs associated with the Global Initiative to be recognized in its Consolidated Statements of Operations by February 29, 2012, with the related cash expenditures to be substantially completed by February 28, 2013.
          Fiscal 2012 Initiative –
          In May 2011, the Company committed to a plan (announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the CWAE Divestiture (the “Fiscal 2012 Initiative”). The Fiscal 2012 Initiative includes an approximate two to three percent reduction in the Company’s global workforce. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. The Company expects all costs and related cash expenditures associated with the Fiscal 2012 Initiative to be completed by February 28, 2013.

          Details of each plan for which the Company expects to incur additional costs are presented separately in the following table. Plans for which exit activities were completed prior to March 1, 2011, are reported below under “Other Plans.”

	Fiscal
	2012	Global	Other
	Initiative	Initiative	Plans	Total
(in millions)
Restructuring liability, February 28, 2011	$-	$7.6	$2.1	$9.7

Restructuring charges:
Employee termination benefit costs	11.0	0.1	-	11.1
Contract termination costs	-	-	-	-
Facility consolidation/relocation costs	-	-	-	-

Restructuring charges, May 31, 2011	11.0	0.1	-	11.1

Cash expenditures	(0.9)	(1.4)	(0.3)	(2.6)

Foreign currency translation adjustments	-	0.6	-	0.6

Restructuring liability, May 31, 2011	$10.1	$6.9	$1.8	$18.8

          The following table presents a summary of restructuring charges and other costs incurred, including a summary of amounts incurred by each of the Company’s reportable segments, in connection with the Company’s restructuring plans noted above.

	Fiscal
	2012	Global	Other
	Initiative	Initiative	Plans	Total
(in millions)
For the Three Months Ended May 31, 2011
Restructuring charges	$11.0	$0.1	$-	$11.1
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	-	0.2	-	0.2
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	1.0	0.1	-	1.1

Total other costs	1.0	0.3	-	1.3

Total costs	$12.0	$0.4	$-	$12.4

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$5.5	$0.1	$-	$5.6
Other costs	0.1	0.3	-	0.4

Total CWNA	$5.6	$0.4	$-	$6.0

Corporate Operations and Other
Restructuring charges	$5.5	$-	$-	$5.5
Other costs	0.9	-	-	0.9

Total Corporate Operations and Other	$6.4	$-	$-	$6.4

	Fiscal
	2012	Global	Other
	Initiative	Initiative	Plans	Total
(in millions)
For the Three Months Ended May 31, 2010
Restructuring charges	$-	$4.8	$0.1	$4.9
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	-	1.0	-	1.0
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	-	0.9	(0.9)	-

Total other costs	-	1.9	(0.9)	1.0

Total costs	$-	$6.7	$(0.8)	$5.9

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$-	$0.7	$0.1	$0.8
Other costs	-	1.7	0.1	1.8

Total CWNA	$-	$2.4	$0.2	$2.6

CWAE
Restructuring charges	$-	$4.1	$-	$4.1
Other costs	-	0.2	(1.0)	(0.8)

Total CWAE	$-	$4.3	$(1.0)	$3.3

Corporate Operations and Other
Restructuring charges	$-	$-	$-	$-
Other costs	-	-	-	-

Total Corporate Operations and Other	$-	$-	$-	$-

          A summary of restructuring charges and other costs incurred since inception for each of the Company’s significant restructuring plans with current activity, as well as total expected costs for such plans, are presented in the following table.

	Fiscal
	2012	Global
	Initiative	Initiative
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$11.0	$35.6
Contract termination costs	-	8.7
Facility consolidation/relocation costs	-	2.6
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	-	-

Total restructuring charges	11.0	46.9

	Fiscal
	2012	Global
	Initiative	Initiative
(in millions)
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	-	13.7
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	1.0	40.4
Asset impairment (impairment of goodwill and intangible assets)	-	-

Total other costs	1.0	54.1

Total costs incurred to date	$12.0	$101.0

Total Costs Incurred to Date by Reportable Segment:
CWNA
Restructuring charges	$5.5	$23.1
Other costs	0.1	42.9

Total CWNA	$5.6	$66.0

CWAE
Restructuring charges	$-	$19.5
Other costs	-	6.2

Total CWAE	$-	$25.7

Corporate Operations and Other
Restructuring charges	$5.5	$4.3
Other costs	0.9	5.0

Total Corporate Operations and Other	$6.4	$9.3

Total expected costs
Restructuring charges:
Employee termination benefit costs	$12.6	$35.6
Contract termination costs	-	8.7
Facility consolidation/relocation costs	0.1	2.7
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	-	-

Total restructuring charges	12.7	47.0
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	-	13.8
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	13.5	41.4
Asset impairment (impairment of goodwill and intangible assets)	-	-

Total other costs	13.5	55.2

Total expected costs	$26.2	$102.2

Total Expected Costs by Reportable Segment:
CWNA
Restructuring charges	$6.1	$23.2
Other costs	6.4	44.0

Total CWNA	$12.5	$67.2

	Fiscal
	2012	Global
	Initiative	Initiative
(in millions)
CWAE
Restructuring charges	$-	$19.5
Other costs	-	6.2

Total CWAE	$-	$25.7

Corporate Operations and Other
Restructuring charges	$6.6	$4.3
Other costs	7.1	5.0

Total Corporate Operations and Other	$13.7	$9.3

16.     CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
          The following information sets forth the condensed consolidating balance sheets as of May 31, 2011, and February 28, 2011, the condensed consolidating statements of operations for the three months ended May 31, 2011, and May 31, 2010, and the condensed consolidating statements of cash flows for the three months ended May 31, 2011, and May 31, 2010, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2011
Current assets:
Cash and cash investments	$0.5	$1.0	$11.9	$-	$13.4
Accounts receivable, net	356.2	29.1	74.0	-	459.3
Inventories	128.8	880.2	306.4	(6.4)	1,309.0
Prepaid expenses and other	18.3	69.9	384.9	(298.7)	174.4
Intercompany (payable) receivable	(672.1)	578.4	93.7	-	-

Total current assets	(168.3)	1,558.6	870.9	(305.1)	1,956.1
Property, plant and equipment, net	111.3	765.0	354.4	-	1,230.7
Investments in subsidiaries	6,275.1	154.7	-	(6,429.8)	-
Goodwill	-	1,987.4	645.2	-	2,632.6
Intangible assets, net	-	676.2	220.2	-	896.4
Other assets, net	29.4	253.7	79.2	(2.7)	359.6

Total assets	$6,247.5	$5,395.6	$2,169.9	$(6,737.6)	$7,075.4

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Current liabilities:
Notes payable to banks	$224.7	$-	$28.0	$-	$252.7
Current maturities of long-term debt	8.5	2.3	-	-	10.8
Accounts payable	7.1	74.8	22.9	-	104.8
Accrued excise taxes	15.9	3.1	4.3	-	23.3
Other accrued expenses and liabilities	443.6	105.4	143.1	(300.3)	391.8

Total current liabilities	699.8	185.6	198.3	(300.3)	783.4
Long-term debt, less current maturities	2,722.0	6.9	-	-	2,728.9
Deferred income taxes	-	505.5	88.0	(2.7)	590.8
Other liabilities	110.6	58.2	88.4	-	257.2
Stockholders’ equity:
Preferred stock	-	9.0	1,130.7	(1,139.7)	-
Class A and Class B Convertible Common Stock	2.6	100.7	24.0	(124.7)	2.6
Additional paid-in capital	1,643.2	1,394.6	1,620.5	(3,015.1)	1,643.2
Retained earnings (deficit)	1,736.8	3,104.0	(1,236.0)	(1,868.0)	1,736.8
Accumulated other comprehensive income	223.7	31.1	256.0	(287.1)	223.7
Treasury stock	(891.2)	-	-	-	(891.2)

Total stockholders’ equity	2,715.1	4,639.4	1,795.2	(6,434.6)	2,715.1

Total liabilities and stockholders’ equity	$6,247.5	$5,395.6	$2,169.9	$(6,737.6)	$7,075.4

Condensed Consolidating Balance Sheet at February 28, 2011
Current assets:
Cash and cash investments	$0.7	$0.9	$7.6	$-	$9.2
Accounts receivable, net	322.8	32.3	62.3	-	417.4
Inventories	127.5	965.3	284.3	(7.8)	1,369.3
Prepaid expenses and other	23.1	118.2	370.9	(225.1)	287.1
Intercompany (payable) receivable	(522.3)	389.7	132.6	-	-

Total current assets	(48.2)	1,506.4	857.7	(232.9)	2,083.0
Property, plant and equipment, net	110.3	764.8	344.5	-	1,219.6
Investments in subsidiaries	6,142.6	153.4	-	(6,296.0)	-
Goodwill	-	1,987.4	632.4	-	2,619.8
Intangible assets, net	-	672.1	214.2	-	886.3
Other assets, net	36.3	256.9	72.9	(7.2)	358.9

Total assets	$6,241.0	$5,341.0	$2,121.7	$(6,536.1)	$7,167.6

Current liabilities:
Notes payable to banks	$74.9	$-	$8.8	$-	$83.7
Current maturities of long-term debt	12.5	3.4	-	-	15.9
Accounts payable	9.7	97.1	22.4	-	129.2
Accrued excise taxes	10.2	1.8	2.2	-	14.2
Other accrued expenses and liabilities	354.6	137.2	155.0	(226.9)	419.9

Total current liabilities	461.9	239.5	188.4	(226.9)	662.9
Long-term debt, less current maturities	3,117.3	19.4	-	-	3,136.7
Deferred income taxes	-	509.0	81.3	(7.2)	583.1
Other liabilities	109.9	37.0	86.1	-	233.0

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders’ equity:
Preferred stock	-	9.0	1,130.7	(1,139.7)	-
Class A and Class B Convertible Common Stock	2.6	100.7	24.0	(124.7)	2.6
Additional paid-in capital	1,602.4	1,394.6	1,620.5	(3,015.1)	1,602.4
Retained earnings (deficit)	1,662.3	2,991.6	(1,221.1)	(1,770.5)	1,662.3
Accumulated other comprehensive income	188.8	40.2	211.8	(252.0)	188.8
Treasury stock	(904.2)	-	-	-	(904.2)

Total stockholders’ equity	2,551.9	4,536.1	1,765.9	(6,302.0)	2,551.9

Total liabilities and stockholders’ equity	$6,241.0	$5,341.0	$2,121.7	$(6,536.1)	$7,167.6

Condensed Consolidating Statement of Operations for the Three Months Ended May 31, 2011
Sales	$154.3	$448.4	$157.8	$(49.8)	$710.7
Less – excise taxes	(30.0)	(30.4)	(15.0)	-	(75.4)

Net sales	124.3	418.0	142.8	(49.8)	635.3
Cost of product sold	(62.9)	(259.2)	(87.4)	25.2	(384.3)

Gross profit	61.4	158.8	55.4	(24.6)	251.0
Selling, general and administrative expenses	(68.2)	(61.0)	(34.8)	25.8	(138.2)
Restructuring charges	(5.5)	(3.5)	(2.1)	-	(11.1)

Operating (loss) income	(12.3)	94.3	18.5	1.2	101.7
Equity in earnings of equity method investees and subsidiaries	132.1	61.7	1.6	(133.2)	62.2
Interest (expense) income, net	(57.2)	11.4	1.5	-	(44.3)

Income before income taxes	62.6	167.4	21.6	(132.0)	119.6
Benefit from (provision for) income taxes	11.9	(55.0)	(2.0)	-	(45.1)

Net income	$74.5	$112.4	$19.6	$(132.0)	$74.5

Condensed Consolidating Statement of Operations for the Three Months Ended May 31, 2010
Sales	$168.3	$431.9	$473.9	$(97.9)	$976.2
Less – excise taxes	(28.8)	(24.2)	(135.7)	-	(188.7)

Net sales	139.5	407.7	338.2	(97.9)	787.5
Cost of product sold	(67.5)	(266.2)	(257.5)	73.7	(517.5)

Gross profit	72.0	141.5	80.7	(24.2)	270.0
Selling, general and administrative expenses	(73.4)	(58.1)	(62.0)	24.7	(168.8)
Restructuring charges	-	(0.5)	(4.4)	-	(4.9)

Operating (loss) income	(1.4)	82.9	14.3	0.5	96.3
Equity in earnings of equity method investees and subsidiaries	87.0	49.6	0.6	(82.7)	54.5
Interest (expense) income, net	(51.4)	2.1	0.8	-	(48.5)

Income before income taxes	34.2	134.6	15.7	(82.2)	102.3
Benefit from (provision for) income taxes	14.9	(54.9)	(13.1)	(0.1)	(53.2)

Net income	$49.1	$79.7	$2.6	$(82.3)	$49.1

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2011
Net cash provided by operating activities	$21.8	$206.9	$12.6	$-	$241.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(8.2)	(10.2)	(2.6)	-	(21.0)
Payments related to sale of business	(7.5)	-	-	-	(7.5)
Proceeds from note receivable	1.0	-	-	-	1.0
Proceeds from sales of assets	-	-	0.1	-	0.1
Investment in equity method investee	-	-	-	-	-
Other investing activities	-	(5.0)	(1.4)	-	(6.4)

Net cash used in investing activities	(14.7)	(15.2)	(3.9)	-	(33.8)

Cash flows from financing activities:
Intercompany financings, net	200.1	(176.2)	(23.9)	-	-
Principal payments of long-term debt	(403.6)	(13.7)	-	-	(417.3)
Payment of minimum tax withholdings on stock-based payment awards	-	(1.7)	(0.5)	-	(2.2)
Net proceeds from notes payable	149.8	-	18.7	-	168.5
Proceeds from exercises of employee stock options	36.5	-	-	-	36.5
Proceeds from excess tax benefits from stock-based payment awards	9.9	-	-	-	9.9
Purchases of treasury stock	-	-	-	-	-
Payment of financing costs of long-term debt	-	-	-	-	-

Net cash used in financing activities	(7.3)	(191.6)	(5.7)	-	(204.6)

Effect of exchange rate changes on cash and cash investments	-	-	1.3	-	1.3

Net (decrease) increase in cash and cash investments	(0.2)	0.1	4.3	-	4.2
Cash and cash investments, beginning of period	0.7	0.9	7.6	-	9.2

Cash and cash investments, end of period	$0.5	$1.0	$11.9	$-	$13.4

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2010
Net cash (used in) provided by operating activities	$(100.3)	$147.8	$12.6	$-	$60.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(12.3)	(9.4)	(3.9)	-	(25.6)
Payments related to sale of business	-	-	(1.6)	-	(1.6)
Proceeds from note receivable	60.0	-	-	-	60.0
Proceeds from sales of assets	-	0.3	0.8	-	1.1
Investment in equity method investee	-	-	(29.6)	-	(29.6)
Other investing activities	-	-	0.3	-	0.3

Net cash provided by (used in) investing activities	47.7	(9.1)	(34.0)	-	4.6

Cash flows from financing activities:
Intercompany financings, net	136.8	(138.8)	2.0	-	-
Principal payments of long-term debt	(0.9)	(0.3)	(0.1)	-	(1.3)
Payment of minimum tax withholdings on stock-based payment awards	-	-	(0.4)	-	(0.4)
Net proceeds from notes payable	196.0	-	(1.4)	-	194.6
Proceeds from exercises of employee stock options	16.7	-	-	-	16.7
Proceeds from excess tax benefits from stock-based payment awards	4.6	-	-	-	4.6
Purchases of treasury stock	(300.0)	-	-	-	(300.0)
Payment of financing costs of long-term debt	(0.2)	-	-	-	(0.2)

Net cash provided by (used in) financing activities	53.0	(139.1)	0.1	-	(86.0)

Effect of exchange rate changes on cash and cash investments	-	-	(1.3)	-	(1.3)

Net increase (decrease) in cash and cash investments	0.4	(0.4)	(22.6)	-	(22.6)
Cash and cash investments, beginning of period	0.3	3.3	39.9	-	43.5

Cash and cash investments, end of period	$0.7	$2.9	$17.3	$-	$20.9

17.     BUSINESS SEGMENT INFORMATION:
          In connection with the Company’s changes on June 1, 2011, within its internal management structure for its wine and spirits business, the Company changed its internal management financial reporting to consist of two business divisions: Constellation Wines North America and Crown Imports. Accordingly, beginning June 1, 2011, the Company began reporting its operating results in three segments: Constellation Wines North America (wine and spirits) (“CWNA”), Corporate Operations and Other, and Crown Imports (imported beer). Prior to the change in its internal management structure, the Company’s internal management financial reporting consisted of three business divisions: Constellation Wines North America, Constellation Wines New Zealand and Crown Imports. Due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company had aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, the June 1, 2011, organizational changes had no impact on the Company’s previously reported financial information. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.
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
          For the three months ended May 31, 2011, and May 31, 2010, restructuring charges and unusual items included in operating income consist of:

	For the Three Months
	Ended May 31,
	2011	2010
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.2	$1.0
Flow through of inventory step-up	-	1.0

Cost of Product Sold	0.2	2.0

	For the Three Months
	Ended May 31,
	2011	2010
(in millions)
Selling, General and Administrative Expenses
Net foreign currency loss on contractual obligation from put option of Ruffino shareholder	2.2	-
Net gains on CWAE Divestiture and related activities	(0.8)	-
Net gains on sale of nonstrategic assets	-	(1.0)
Acquisition-related integration costs	-	0.1
Other costs	1.1	0.9

Selling, General and Administrative Expenses	2.5	-

Restructuring Charges	11.1	4.9

Restructuring Charges and Unusual Items	$13.8	$6.9

          The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and include the recently adopted accounting guidance described in Note 2 herein.
          Segment information is as follows:

	For the Three Months
	Ended May 31,
	2011	2010
(in millions)
CWNA:
Net sales	$635.3	$589.9
Segment operating income	$136.6	$132.5
Equity in earnings of equity method investees	$2.4	$0.1
Long-lived tangible assets	$1,106.1	$1,090.9
Investment in equity method investees	$82.0	$74.8
Total assets	$6,668.5	$6,453.8
Capital expenditures	$13.7	$13.8
Depreciation and amortization	$21.2	$22.8

CWAE:
Net sales	$-	$197.6
Segment operating (loss) income	$-	$(2.8)
Equity in earnings of equity method investees	$-	$0.6
Long-lived tangible assets	$-	$343.2
Investment in equity method investees	$-	$34.2
Total assets	$-	$1,156.6
Capital expenditures	$-	$1.4
Depreciation and amortization	$-	$7.8

Corporate Operations and Other:
Net sales	$-	$-
Segment operating loss	$(21.1)	$(26.5)
Long-lived tangible assets	$124.6	$88.8
Total assets	$223.2	$140.8
Capital expenditures	$7.3	$10.4
Depreciation and amortization	$5.7	$4.0

	For the Three Months
	Ended May 31,
	2011	2010
(in millions)
Crown Imports:
Net sales	$677.5	$621.5
Segment operating income	$119.8	$108.9
Long-lived tangible assets	$5.2	$4.7
Total assets	$466.7	$362.8
Capital expenditures	$0.9	$0.2
Depreciation and amortization	$0.5	$0.5

Restructuring Charges and Unusual Items:
Operating loss	$(13.8)	$(6.9)
Equity in losses of equity method investees	$-	$(0.5)

Consolidation and Eliminations:
Net sales	$(677.5)	$(621.5)
Operating income	$(119.8)	$(108.9)
Equity in earnings of Crown Imports	$59.8	$54.3
Long-lived tangible assets	$(5.2)	$(4.7)
Investment in equity method investees	$183.7	$144.9
Total assets	$(283.0)	$(217.9)
Capital expenditures	$(0.9)	$(0.2)
Depreciation and amortization	$(0.5)	$(0.5)

Consolidated:
Net sales	$635.3	$787.5
Operating income	$101.7	$96.3
Equity in earnings of equity method investees	$62.2	$54.5
Long-lived tangible assets	$1,230.7	$1,522.9
Investment in equity method investees	$265.7	$253.9
Total assets	$7,075.4	$7,896.1
Capital expenditures	$21.0	$25.6
Depreciation and amortization	$26.9	$34.6
18.     ACCOUNTING GUIDANCE NOT YET ADOPTED:
          Fair value measurement –
          In May 2011, the FASB issued amended guidance to achieve common fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.
          Presentation of comprehensive income –
          In June 2011, the FASB issued amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. In addition, this amended guidance requires retrospective application. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          The Company is the world’s leading premium wine company with a broad portfolio of consumer-preferred premium wine brands complemented by premium spirits, imported beer and other select beverage alcohol products. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in a joint venture with Grupo Modelo, S.A.B. de C.V. This imported beers joint venture operates as Crown Imports LLC and is referred to hereinafter as “Crown Imports.” The Company is the leading premium wine company in the U.S.; the leading producer and marketer of wine in Canada; and a leading producer and exporter of wine from New Zealand. Prior to January 31, 2011, the Company had leading market positions in both Australia and the United Kingdom (“U.K.”) through its Australian and U.K. business. On January 31, 2011, the Company completed the sale of 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) as further discussed below under “Divestiture in Fiscal 2011.”
          In connection with the Company’s changes on June 1, 2011, within its internal management structure for its wine and spirits business, the Company changed its internal management financial reporting to consist of two business divisions: Constellation Wines North America and Crown Imports. Accordingly, beginning June 1, 2011, the Company began reporting its operating results in three segments: Constellation Wines North America (wine and spirits) (“CWNA”), Corporate Operations and Other, and Crown Imports (imported beer). Prior to the change in its internal management structure, the Company’s internal management financial reporting consisted of three business divisions: Constellation Wines North America, Constellation Wines New Zealand and Crown Imports. Due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company had aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, the June 1, 2011, organizational changes had no impact on the Company’s previously reported financial information. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.
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

          The Company’s business strategy in the CWNA segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, the Company intends to continue to focus on growing premium product categories and expects to capitalize on its size and scale in the marketplace to profitably grow the business. During the year ended February 28, 2010 (“Fiscal 2010”), the Company began implementation of a strategic project to consolidate its U.S. distributor network in key markets and create a new go-to-market strategy designed to focus the full power of its U.S. wine and spirits portfolio in order to improve alignment of dedicated, selling resources which is expected to drive organic growth. In connection with this strategy, the Company negotiated long-term contracts with five U.S. distributors who currently represent about 60% of the Company’s branded wine and spirits volume in the U.S. During the second half of fiscal 2010 and throughout Fiscal 2011 (as defined below), the Company’s net sales and operating income for its U.S. branded wine and spirits business benefited from these contracts as the Company’s shipments to distributors exceeded distributor shipments to retailers. Throughout Fiscal 2012 (as defined below) and beyond, the Company expects distributor inventory levels related to the Company’s branded wine and spirits products to remain stable as shipments on an annual basis to these distributors should essentially equal the distributors’ shipments to retailers for the remainder of the terms of these contracts, which extend through the end of fiscal 2015.
          With regard to the overall supply of wine in the U.S., although the calendar 2010 grape harvest came in lower than the calendar 2009 grape harvest, the Company continues to expect the overall supply of wine to remain generally in balance with demand within the U.S.
          The Company remains committed to its long-term financial model of growing sales, including international expansion of its CWNA segment’s branded portfolio, expanding margins, increasing cash flow and reducing borrowings to achieve earnings per share growth and improve return on invested capital.
          Sales and distribution of the Company’s products are managed on a geographic basis in order to fully leverage leading market positions within each core market. Market dynamics and consumer trends vary significantly across the Company’s three core markets (U.S., Canada and New Zealand) within the Company’s two geographic regions (North America and New Zealand). Within North America, the Company offers a range of beverage alcohol products across the branded wine and spirits and, through Crown Imports, imported beer categories in the U.S. Within New Zealand, the Company primarily offers branded wine. The environment for the Company’s products is competitive in each of the Company’s core markets.
          For the three months ended May 31, 2011 (“First Quarter 2012”), the Company’s net sales decreased 19% over the three months ended May 31, 2010 (“First Quarter 2011”), primarily due to the CWAE Divestiture. Operating income increased 6% over the comparable prior year period primarily due to a decrease in Corporate Operations and Other general and administrative expenses in First Quarter 2012 compared to First Quarter 2011. Net income increased 52% over the comparable prior year period primarily due to the items discussed above combined with a reduction in the Company’s provision for income taxes, increased equity in earnings of equity method investees and lower interest expense.

          The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for First Quarter 2012 compared to First Quarter 2011 and (ii) financial liquidity and capital resources for First Quarter 2012. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 29, 2012 (“Fiscal 2012”). References to U.S. base branded wine exclude the impact of branded wine for the CWNA segment previously sold through the Company’s CWAE segment. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (“Fiscal 2011”).
Divestiture in Fiscal 2011
          Australian and U.K. Business
          In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $266.9 million, subject to post-closing adjustments. As of May 31, 2011, the Company has received cash proceeds, net of cash divested of $15.8 million and direct costs paid of $9.8 million, of $213.8 million, subject to post-closing adjustments. The Company retained a 19.9% interest in its previously owned Australian and U.K. business, Accolade Wines (“Accolade”). This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio and improving margins and return on invested capital. The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture.

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested	223.6
Retained interest in Accolade	48.2
Estimated post-closing adjustments	(19.3)
Foreign currency reclassification	678.8
Indemnification liabilities	(25.4)
Direct costs to sell, paid and accrued	(13.2)
Other	7.9

Net gain on sale	166.5
Loss on settlement of pension	(109.9)

Net gain	$56.6

          Of the $56.6 million net gain, $55.2 million was recognized for the fourth quarter of fiscal 2011 and $1.4 million was recognized for First Quarter 2012. In addition, the Company’s CWAE segment recorded an additional net gain of $28.5 million for the fourth quarter of fiscal 2011, primarily associated with a net gain on derivative instruments of $20.8 million, related to this divestiture. For First Quarter 2012, the Company recorded an additional loss of $0.6 million related to this divestiture. Total net gains associated with this divestiture of $84.5 million are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations, $83.7 million for Fiscal 2011, and $0.8 million for First Quarter 2012.

Equity Method Investment in Fiscal 2011
          In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. For Fiscal 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. This loss was included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should affect the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. During First Quarter 2012, the Company recognized a net foreign currency loss of $2.2 million on the contractual obligation recorded in the fourth quarter of fiscal 2011 in connection with the potential settlement created by the notification by the 50.1% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of May 31, 2011, the Company’s investment in Ruffino was $9.3 million.
Results of Operations
First Quarter 2012 Compared to First Quarter 2011
          Net Sales
          The following table sets forth the net sales by reportable segment of the Company for First Quarter 2012 and First Quarter 2011.

	First	First
	Quarter	Quarter	% Increase
	2012	2011	(Decrease)
(in millions)
CWNA net sales	$635.3	$589.9	8%
CWAE net sales	-	197.6	(100)%
Crown Imports net sales	677.5	621.5	9%
Consolidations and eliminations	(677.5)	(621.5)	(9)%

Consolidated Net Sales	$635.3	$787.5	(19)%

          Net sales for First Quarter 2012 decreased to $635.3 million from $787.5 million for First Quarter 2011, a decrease of $152.2 million, or (19%). This decrease resulted primarily from the CWAE Divestiture of $170.1 million, partially offset by an increase in U.S. base branded wine net sales of $24.8 million.

          Constellation Wines North America
          Net sales for CWNA increased to $635.3 million for First Quarter 2012 from $589.9 million for First Quarter 2011, an increase of $45.4 million, or 8%. This increase is primarily due to favorable product mix shift in the U.S. base branded wine portfolio combined with a benefit of $27.5 million due to wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment, partially offset by lower U.S. base branded wine volume.
          Constellation Wines Australia and Europe
          Net sales for CWAE decreased $197.6 million, or (100%), from First Quarter 2011 due to the January 2011 CWAE Divestiture.
          Crown Imports
          As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.
          Gross Profit
          The Company’s gross profit decreased to $251.0 million for First Quarter 2012 from $270.0 million for First Quarter 2011, a decrease of $19.0 million, or (7%). This decrease is primarily due to a decrease in CWAE’s gross profit of $28.2 million, partially offset by an increase in CWNA’s gross profit of $7.4 million. The decrease in CWAE’s gross profit is due to the January 2011 CWAE Divestiture. The increase in CWNA’s gross profit is primarily due to favorable product mix shift in the U.S. base branded wine portfolio. In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were lower by $1.8 million in First Quarter 2012 versus First Quarter 2011. Gross profit as a percent of net sales increased to 39.5% for First Quarter 2012 from 34.3% for First Quarter 2011 primarily due to the factors discussed above, partially offset by higher cost of product sold in the U.S. (due largely to higher costs for imported products and transportation costs in the Company’s U.S. wine and spirits portfolio).
          Selling, General and Administrative Expenses
          Selling, general and administrative expenses decreased to $138.2 million for First Quarter 2012 from $168.8 million for First Quarter 2011, a decrease of $30.6 million, or (18%). This decrease is due to decreases in the CWAE segment of $31.0 million and the Corporate Operations and Other segment of $5.4 million, partially offset by increases in the CWNA segment of $3.3 million and unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $2.5 million. The decrease in CWAE’s selling, general and administrative expenses is due to the January 2011 CWAE Divestiture. The decrease in Corporate Operations and Other’s selling, general and administrative expenses is due to a decrease in general and administrative expenses primarily relating to lower expenses incurred in connection with the Company’s initiative to implement a comprehensive multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform. The increase in CWNA’s selling, general and administrative expenses is primarily due to an unfavorable year-over-year foreign currency translation impact of $1.7 million and an increase in general and administrative expenses (on a constant currency basis) of $1.2 million resulting primarily from higher compensation and benefits, partially offset by lower consulting service fees. Selling, general and administrative expenses as a percent of net sales increased to 21.8% for First Quarter 2012 as compared to 21.4% for First Quarter 2011 primarily due to the CWAE Divestiture, partially offset by the decrease in Corporate Operations and Other’s general and administrative expenses.

          Restructuring Charges
          In May 2011, the Company committed to a plan (announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the CWAE Divestiture (the “Fiscal 2012 Initiative”). The Company recorded $11.1 million of restructuring charges for First Quarter 2012 associated primarily with the Fiscal 2012 Initiative. Restructuring charges consisted of $11.1 million of employee termination benefit costs. The Company recorded $4.9 million of restructuring charges for First Quarter 2011 associated primarily with the Company’s plan (announced in April 2009) to simplify its business, increase efficiencies and reduce its cost structure on a global basis.
          In addition, the Company incurred additional costs for First Quarter 2012 and First Quarter 2011 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for First Quarter 2012 and First Quarter 2011 are as follows:

	First	First
	Quarter	Quarter
	2012	2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.2	$1.0

Selling, General and Administrative Expenses
Net gains on sale of nonstrategic assets	$-	$(1.0)
Acquisition-related integration costs	$-	$0.1
Other costs	$1.1	$0.9

Restructuring Charges	$11.1	$4.9
          The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2012.

Expected
Fiscal
2012
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.3

Selling, General and Administrative Expenses
Other costs	$12.4

Restructuring Charges	$12.4

          Operating Income
          The following table sets forth the operating income (loss) by reportable segment of the Company for First Quarter 2012 and First Quarter 2011.

	First	First
	Quarter	Quarter	% Increase
	2012	2011	(Decrease)
(in millions)
CWNA	$136.6	$132.5	3%
CWAE	-	(2.8)	(100)%
Corporate Operations and Other	(21.1)	(26.5)	20%
Crown Imports	119.8	108.9	10%
Consolidations and eliminations	(119.8)	(108.9)	(10)%

Total Reportable Segments	115.5	103.2	12%
Restructuring Charges and Unusual Items	(13.8)	(6.9)	NM

Consolidated Operating Income	$101.7	$96.3	6%

             NM = Not Meaningful
          As a result of the factors discussed above, consolidated operating income increased to $101.7 million for First Quarter 2012 from $96.3 million for First Quarter 2011, an increase of $5.4 million, or 6%. Restructuring charges and unusual items of $13.8 million and $6.9 million for First Quarter 2012 and First Quarter 2011, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	First	First
	Quarter	Quarter
	2012	2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.2	$1.0
Flow through of inventory step-up	-	1.0

Cost of Product Sold	0.2	2.0

Selling, General and Administrative Expenses
Net foreign currency loss on contractual obligation from put option of Ruffino shareholder	2.2	-
Net gains on CWAE Divestiture and related activities	(0.8)	-
Net gains on sale of nonstrategic assets	-	(1.0)
Acquisition-related integration costs	-	0.1
Other costs	1.1	0.9

Selling, General and Administrative Expenses	2.5	-

Restructuring Charges	11.1	4.9

Restructuring Charges and Unusual Items	$13.8	$6.9

          Equity in Earnings of Equity Method Investees
          The Company’s equity in earnings of equity method investees increased to $62.2 million in First Quarter 2012 from $54.5 million in First Quarter 2011, an increase of $7.7 million, or 14%. This increase is primarily due to higher equity in earnings of Crown Imports.

          Net sales for Crown Imports increased to $677.5 million for First Quarter 2012 from $621.5 million for First Quarter 2011, an increase of $56.0 million, or 9%. This increase resulted primarily from volume growth combined with lower promotional spend and a favorable product mix shift within the Crown Imports’ Mexican beer portfolio. First Quarter 2012 volume growth was primarily due to the overlap of unfavorable volumes for First Quarter 2011 in connection with a brewery strike in Mexico coupled with the continuing launch of the Victoria brand which began during the Company’s fourth quarter of fiscal 2011. Crown Imports gross profit increased $23.4 million, or 13%, primarily due to these factors. Selling, general and administrative expenses increased $12.5 million, or 19%, primarily due to a planned increase in advertising spend. Operating income increased $10.9 million, or 10%, primarily due to these factors.
          Interest Expense, Net
          Interest expense, net of interest income of $1.7 million and $1.2 million, for First Quarter 2012 and First Quarter 2011, respectively, decreased to $44.3 million for First Quarter 2012 from $48.5 million for First Quarter 2011, a decrease of $4.2 million, or (9%). The decrease resulted from lower average borrowings for the Company for First Quarter 2012.
          Provision for Income Taxes
          The Company’s effective tax rate for First Quarter 2012 and First Quarter 2011 was 37.7% and 52.0%, respectively. The Company’s effective tax rate for First Quarter 2011 includes the recognition of a valuation allowance against deferred tax assets in the United Kingdom of $28.1 million, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations.
          Net Income
          As a result of the above factors, net income increased to $74.5 million for First Quarter 2012 from $49.1 million for First Quarter 2011, an increase of $25.4 million, or 52%.
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
          As of June 30, 2011, the Company had $557.7 million in revolving loans available to be drawn under its 2006 Credit Agreement (as defined below). The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.
First Quarter 2012 Cash Flows
          Operating Activities
          Net cash provided by operating activities for First Quarter 2012 was $241.3 million, which resulted primarily from net income of $74.5 million, plus net noncash items charged to the Consolidated Statements of Operations of $47.7 million and net cash provided by the net change in the Company’s operating assets and liabilities of $95.5 million.
          The net noncash items consisted primarily of depreciation expense, stock-based compensation expense and deferred tax provision. The net cash provided by the net change in the Company’s operating assets and liabilities resulted primarily from an increase in other accrued expenses and liabilities of $71.8 million and a decrease in inventories of $67.5 million, partially offset by an increase in accounts receivable, net, of $42.4 million. The increase in other accrued expenses and liabilities is due largely to an increase in current income taxes payable due primarily to a refund of $85.5 million received in First Quarter 2012 associated with the recognition of income tax benefits in the fourth quarter of fiscal 2011 in connection with the January 2011 CWAE Divestiture. The decrease in inventories and the increase in accounts receivable, net, were both due largely to seasonality as January and February are typically the Company’s lowest selling months.
          Investing Activities
          Net cash used in investing activities for First Quarter 2012 was $33.8 million, which resulted primarily from capital expenditures of $21.0 million and payments of direct costs associated with the January 2011 CWAE Divestiture of $7.5 million.
          Financing Activities
          Net cash used in financing activities for First Quarter 2012 was $204.6 million resulting primarily from principal payments of long-term debt of $417.3 million, partially offset by net proceeds from notes payable of $168.5 million and proceeds from exercises of employee stock options of $36.5 million.

Share Repurchase
          In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. The Board of Directors did not specify a date upon which this authorization would expire. Share repurchases under this authorization are expected to be accomplished from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions, and management currently expects that the repurchase under this authorization will be implemented over a multi-year period. The Company may fund share repurchases with cash generated from operations or proceeds of borrowings under its senior credit facility. Any repurchased shares will become treasury shares. As of July 8, 2011, no shares have been repurchased pursuant to this authorization.
Debt
          Total debt outstanding as of May 31, 2011, amounted to $2,992.4 million, a decrease of $243.9 million from February 28, 2011.
          Senior Credit Facility
          2006 Credit Agreement
          The Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions are parties to a credit agreement, as amended (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3,842.0 million, consisting of (i) a $1,200.0 million tranche A term loan facility with an original final maturity in June 2011, fully repaid as of February 28, 2011, (ii) a $1,800.0 million tranche B term loan facility, of which $1,500.0 million has a final maturity in June 2013 (the “2013 Tranche B Term Loans”) and $300.0 million has a final maturity in June 2015 (the “2015 Tranche B Term Loans”), and (iii) an $842.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million), of which $192.0 million terminated in June 2011 (the “2011 Revolving Facility”) and $650.0 million terminates in June 2013 (the “2013 Revolving Facility”). The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.
          As of May 31, 2011, following the prepayment of $400.0 million of the tranche B term loan facility during First Quarter 2012, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.0%, 2011 Revolving Facility of $41.0 million bearing an interest rate of 1.4%, 2013 Revolving Facility of $183.7 million bearing an interest rate of 2.6%, outstanding letters of credit of $12.8 million, and $604.5 million in revolving loans available to be drawn.
          As of May 31, 2011, the required principal repayments of the tranche B term loan facility for the remaining nine months of fiscal 2012 and for each of the four succeeding fiscal years are as follows:

Tranche B
Term Loan
Facility
(in millions)
2012	$-
2013	314.1
2014	314.1
2015	99.7
2016	98.7

$826.6

          As of June 30, 2011, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.0%, 2013 Revolving Facility of $79.6 million bearing an interest rate of 2.5%, outstanding letters of credit of $12.7 million, and $557.7 million in revolving loans available to be drawn.
          Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For First Quarter 2012 and First Quarter 2011, the Company did not reclassify any amount from Accumulated Other Comprehensive Income to interest expense, net on its Consolidated Statements of Operations.
Accounting Guidance Not Yet Adopted
          Fair value measurement –
          In May 2011, the FASB issued amended guidance to achieve common fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.
          Presentation of comprehensive income –
          In June 2011, the FASB issued amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. In addition, this amended guidance requires retrospective application. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.

Information Regarding Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation the statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected restructuring charges, accelerated depreciation and other costs, (iii) information concerning expected or potential actions of third parties, (iv) information concerning the future expected balance of supply and demand for wine, (v) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network, and (vi) the duration of the share repurchase implementation are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i) the impact upon results of operations resulting from the decision to consolidate the Company’s U.S. distributor network will vary from current expectations due to actual U.S. distributor transition experience, (ii) the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual consumer demand, (iii) the Company’s restructuring charges, accelerated depreciation and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets identified for sale, product portfolio rationalizations, production footprint, and/or other costs of implementation, and (iv) the amount and timing of any share repurchases may vary due to market conditions, the Company’s cash and debt position, and other factors as determined by management from time to time. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

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
          Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of May 31, 2011, the Company had exposures to foreign currency risk primarily related to the euro, New Zealand dollar, and Canadian dollar.
          As of May 31, 2011, and May 31, 2010, the Company had outstanding foreign currency derivative instruments with a notional value of $504.7 million and $1,081.2 million, respectively. Approximately 80.2% of the Company’s total exposures were hedged as of May 31, 2011, including most of the Company’s balance sheet exposures and certain of the Company’s forecasted transactional exposures. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $21.3 million and $2.2 million as of May 31, 2011, and May 31, 2010, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of May 31, 2011, and May 31, 2010, the fair value of open foreign currency contracts would have been increased by $4.8 million and decreased by $14.8 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
          The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,135.9 million and $1,922.5 million as of May 31, 2011, and May 31, 2010, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2011, and May 31, 2010, would have resulted in a decrease in fair value of fixed interest rate long-term debt by $90.2 million and $91.3 million, respectively.
          As of May 31, 2011, the Company had outstanding cash flow designated interest rate swap agreements to minimize interest rate volatility. As of May 31, 2011, the swap agreements fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $20.2 million as of May 31, 2011. A hypothetical 1% increase from prevailing interest rates as of May 31, 2011, would have favorably increased the fair value of the interest rate swap agreements by $25.9 million.
          In addition to the $2,135.9 million and $1,922.5 million estimated fair value of fixed rate debt outstanding as of May 31, 2011, and May 31, 2010, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of May 31, 2011, and May 31, 2010, the estimated fair value of the Company’s total variable rate debt, including current maturities was $1,063.9 million and $1,957.6 million, respectively. Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest as of May 31, 2011, and May 31, 2010, is $20.6 million and $46.2 million, respectively.

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
Internal Control Over Financial Reporting
          In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended May 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CONSTELLATION BRANDS, INC.
Dated: July 11, 2011	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President,
Finance and Controller

Dated: July 11, 2011	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and
Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.

2.1	Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holdings Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 23, 2010, filed December 28, 2010 and incorporated herein by reference).

2.2	Deed of Amendment and Restatement dated January 31, 2011 to the Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holdings Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 31, 2011, filed February 4, 2011 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).

4.1	Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.2	Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.3	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

4.4	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).#

4.5	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).

4.6	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.7	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.8	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).#

4.9	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.10	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.11	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

4.12	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).#

4.13	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

4.14	Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

4.15	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).#

4.16	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

4.17	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).#

4.18	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.19	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.1	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2011, filed April 8, 2011, and incorporated herein by reference).*

10.2	Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 5, 2011) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2011, filed April 8, 2011, and incorporated herein by reference).*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of May 31, 2011 and February 28, 2011, (ii) Consolidated Statements of Operations for the three months ended May 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

* Designates management contract or compensatory plan or arrangement.

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