Form 10-Q
period 2011-08-31
CONSTELLATION BRANDS, INC.
filed 2011-10-11
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2011, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	178,838,531
Class B Common Stock, par value $.01 per share	23,589,202
Class 1 Common Stock, par value $.01 per share	11,633

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	55
Item 4. Controls and Procedures	56
PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6. Exhibits	57
SIGNATURES	58
INDEX TO EXHIBITS	59
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31,	February 28,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash investments	$10.0	$9.2
Accounts receivable, net	501.7	417.4
Inventories	1,259.2	1,369.3
Prepaid expenses and other	148.7	287.1

Total current assets	1,919.6	2,083.0
PROPERTY, PLANT AND EQUIPMENT, net	1,241.0	1,219.6
GOODWILL	2,632.7	2,619.8
INTANGIBLE ASSETS, net	895.4	886.3
OTHER ASSETS, net	346.0	358.9

Total assets	$7,034.7	$7,167.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$198.0	$83.7
Current maturities of long-term debt	13.7	15.9
Accounts payable	138.7	129.2
Accrued excise taxes	26.4	14.2
Other accrued expenses and liabilities	410.0	419.9

Total current liabilities	786.8	662.9

LONG-TERM DEBT, less current maturities	2,734.7	3,136.7

DEFERRED INCOME TAXES	596.9	583.1

OTHER LIABILITIES	217.2	233.0

COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value-Authorized, 322,000,000 shares; Issued, 232,894,647 shares at August 31, 2011, and 230,290,798 shares at February 28, 2011	2.3	2.3
Class B Convertible Common Stock, $.01 par value-Authorized, 30,000,000 shares; Issued, 28,597,102 shares at August 31, 2011, and 28,617,758 shares at February 28, 2011	0.3	0.3
Additional paid-in capital	1,655.0	1,602.4
Retained earnings	1,899.5	1,662.3
Accumulated other comprehensive income	216.8	188.8

	3,773.9	3,456.1

Less: Treasury stock -
Class A Common Stock, 51,625,074 shares at August 31, 2011, and 42,739,831 shares at February 28, 2011, at cost	(1,072.6)	(902.0)
Class B Convertible Common Stock, 5,005,800 shares at August 31, 2011, and February 28, 2011, at cost	(2.2)	(2.2)

	(1,074.8)	(904.2)

Total stockholders’ equity	2,699.1	2,551.9

Total liabilities and stockholders’ equity	$7,034.7	$7,167.6

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2011	2010	2011	2010
SALES	$1,481.1	$2,033.1	$770.4	$1,056.9
Less - excise taxes	(155.6)	(382.8)	(80.2)	(194.1)

Net sales	1,325.5	1,650.3	690.2	862.8
COST OF PRODUCT SOLD	(791.5)	(1,066.1)	(407.2)	(548.6)

Gross profit	534.0	584.2	283.0	314.2
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(276.4)	(336.1)	(138.2)	(167.3)
RESTRUCTURING CHARGES	(10.8)	(18.6)	0.3	(13.7)

Operating income	246.8	229.5	145.1	133.2
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	126.2	120.9	64.0	66.4
INTEREST EXPENSE, net	(86.8)	(98.8)	(42.5)	(50.3)

Income before income taxes	286.2	251.6	166.6	149.3
PROVISION FOR INCOME TAXES	(49.0)	(111.2)	(3.9)	(58.0)

NET INCOME	$237.2	$140.4	$162.7	$91.3

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$1.14	$0.67	$0.78	$0.44

Basic - Class B Convertible Common Stock	$1.04	$0.61	$0.71	$0.40

Diluted - Class A Common Stock	$1.11	$0.65	$0.76	$0.43

Diluted - Class B Convertible Common Stock	$1.02	$0.60	$0.70	$0.40

Weighted average common shares outstanding:
Basic - Class A Common Stock	186.837	189.084	186.629	185.455
Basic - Class B Convertible Common Stock	23.599	23.719	23.593	23.712

Diluted - Class A Common Stock	214.406	215.136	213.645	211.149
Diluted - Class B Convertible Common Stock	23.599	23.719	23.593	23.712
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$237.2	$140.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	46.0	61.0
Deferred tax provision	24.7	50.6
Stock-based compensation expense	24.2	25.7
Equity in earnings of equity method investees, net of distributed earnings	10.0	36.5
Amortization of intangible and other assets	6.3	7.3
Loss on disposal or impairment of long-lived assets, net	0.1	4.8
Gain on business sold, net	(0.8)	-
Change in operating assets and liabilities:
Accounts receivable, net	(84.5)	(204.5)
Inventories	118.7	157.2
Prepaid expenses and other current assets	7.7	5.3
Accounts payable	12.8	(10.7)
Accrued excise taxes	12.1	13.2
Other accrued expenses and liabilities	83.0	40.1
Other, net	19.9	(20.8)

Total adjustments	280.2	165.7

Net cash provided by operating activities	517.4	306.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(39.2)	(43.2)
Payments related to sale of business	(28.8)	(1.6)
Investments in equity method investees	(0.1)	(29.7)
Proceeds from note receivable	1.0	60.0
Proceeds from sales of assets	0.3	3.1
Other investing activities	(6.4)	0.5

Net cash used in investing activities	(73.2)	(10.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(419.9)	(24.5)
Purchases of treasury stock	(187.5)	(300.0)
Payment of minimum tax withholdings on stock-based payment awards	(2.2)	(0.4)
Net proceeds from (repayment of) notes payable	113.3	(24.1)
Proceeds from exercises of employee stock options	39.0	18.0
Proceeds from excess tax benefits from stock-based payment awards	10.6	4.7
Proceeds from employee stock purchases	2.4	2.1
Payment of financing costs of long-term debt	-	(0.2)

Net cash used in financing activities	(444.3)	(324.4)

Effect of exchange rate changes on cash and cash investments	0.9	(0.4)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	0.8	(29.6)
CASH AND CASH INVESTMENTS, beginning of period	9.2	43.5

CASH AND CASH INVESTMENTS, end of period	$10.0	$13.9

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$15.0	$4.8

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011
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

3.       INVENTORIES:
          Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31,	February 28,
	2011	2011
(in millions)
Raw materials and supplies	$46.6	$38.2
In-process inventories	902.2	1,012.1
Finished case goods	310.4	319.0

	$1,259.2	$1,369.3

4.       PREPAID EXPENSES AND OTHER:
          The major components of prepaid expenses and other are as follows:

	August 31,	February 28,
	2011	2011
(in millions)
Income taxes receivable	$56.9	$193.8
Deferred tax assets	40.8	42.1
Other	51.0	51.2

	$148.7	$287.1

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

          Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of August 31, 2011, and February 28, 2011, the Company had undesignated foreign currency contracts outstanding with a notional value of $331.8 million and $160.0 million, respectively. The Company had no undesignated interest rate swap agreements outstanding as of August 31, 2011, and February 28, 2011.
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

          As of August 31, 2011, and February 28, 2011, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $357.3 million and $166.4 million, respectively. In addition, as of August 31, 2011, and February 28, 2011, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $500.0 million (see Note 10). The Company expects $4.3 million of net gains, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.
          Fair value hedges:
          Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the six months and three months ended August 31, 2011, and August 31, 2010.
          Net investment hedges:
          Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the six months and three months ended August 31, 2011, and August 31, 2010.
          Fair values of derivative instruments:
          The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows:

	August 31,	February 28,
Balance Sheet Location	2011	2011
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$16.3	$11.0
Other accrued expenses and liabilities	$1.5	$3.4
Other assets, net	$6.5	$2.8
Other liabilities	$1.3	$0.9

Interest rate swap contracts
Other accrued expenses and liabilities	$12.6	$6.1
Other assets, net	$-	$1.7
Other liabilities	$28.9	$-

Derivative instruments not designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$4.9	$3.2
Other accrued expenses and liabilities	$1.2	$1.0
Other assets, net	$0.1	$-
Other liabilities	$0.1	$-

          The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Operations, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

			Net
	Net		Gain (Loss)
	Gain (Loss)		Reclassified
	Recognized		from AOCI to
Derivative Instruments in	in OCI	Location of Net Gain (Loss)	Income
Designated Cash Flow	(Effective	Reclassified from AOCI to	(Effective
Hedging Relationships	portion)	Income (Effective portion)	portion)
(in millions)
For the Six Months Ended August 31, 2011
Foreign currency contracts	$7.0	Sales	$2.7
Foreign currency contracts	6.2	Cost of product sold	0.6
Interest rate swap contracts	(22.6)	Interest expense, net	-

Total	$(9.4)	Total	$3.3

For the Six Months Ended August 31, 2010
Foreign currency contracts	$0.1	Sales	$7.9
Foreign currency contracts	(2.1)	Cost of product sold	1.3
Interest rate swap contracts	(12.0)	Interest expense, net	-

Total	$(14.0)	Total	$9.2

For the Three Months Ended August 31, 2011
Foreign currency contracts	$3.3	Sales	$1.7
Foreign currency contracts	2.3	Cost of product sold	0.6
Interest rate swap contracts	(13.0)	Interest expense, net	-

Total	$(7.4)	Total	$2.3

For the Three Months Ended August 31, 2010
Foreign currency contracts	$1.2	Sales	$4.3
Foreign currency contracts	1.2	Cost of product sold	(0.9)
Interest rate swap contracts	(12.0)	Interest expense, net	-

Total	$(9.6)	Total	$3.4

		Net Gain
		Recognized
Derivative Instruments in	Location of Net Gain	in Income
Designated Cash Flow	Recognized in Income	(Ineffective
Hedging Relationships	(Ineffective portion)	portion)
(in millions)
For the Six Months Ended August 31, 2011
	Selling, general and
Foreign currency contracts	administrative expenses	$0.8

For the Six Months Ended August 31, 2010
	Selling, general and
Foreign currency contracts	administrative expenses	$0.7

For the Three Months Ended August 31, 2011
	Selling, general and
Foreign currency contracts	administrative expenses	$0.2

For the Three Months Ended August 31, 2010
	Selling, general and
Foreign currency contracts	administrative expenses	$0.4

          The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations is as follows:

		Net
		Gain (Loss)
Derivative Instruments not	Location of Net Gain (Loss)	Recognized
Designated as Hedging Instruments	Recognized in Income	in Income
(in millions)
For the Six Months Ended August 31, 2011
Foreign currency contracts	Selling, general and administrative expenses	$4.8

For the Six Months Ended August 31, 2010
Foreign currency contracts	Selling, general and administrative expenses	$(1.0)

For the Three Months Ended August 31, 2011
Foreign currency contracts	Selling, general and administrative expenses	$1.7

For the Three Months Ended August 31, 2010
Foreign currency contracts	Selling, general and administrative expenses	$3.3

          Credit risk:
          The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2011, the fair value of derivative instruments in a net liability position due to counterparties was $41.9 million. If the Company were required to settle the net liability position under these derivative instruments on August 31, 2011, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.
          Counterparty credit risk:
          Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of August 31, 2011, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of August 31, 2011, the fair value of derivative instruments in a net receivable position due from counterparties was $24.1 million.
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

          The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	August 31, 2011		February 28, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in millions)
Assets:
Cash and cash investments	$10.0	$10.0	$9.2	$9.2
Accounts receivable	$501.7	$501.7	$417.4	$417.4
Available-for-sale debt securities	$43.7	$43.7	$40.8	$40.8
Foreign currency contracts	$27.8	$27.8	$17.0	$17.0
Interest rate swap contracts	$-	$-	$1.7	$1.7
Notes receivable	$3.4	$3.4	$4.8	$4.8

Liabilities:
Notes payable to banks	$198.0	$195.1	$83.7	$83.8
Accounts payable	$138.7	$138.7	$129.2	$129.2
Long-term debt, including current portion	$2,748.4	$2,882.9	$3,152.6	$3,298.2
Foreign currency contracts	$4.1	$4.1	$5.3	$5.3
Interest rate swap contracts	$41.5	$41.5	$6.1	$6.1
          The following methods and assumptions are used to estimate the fair value of each class of financial instruments:
          Cash and cash investments, accounts receivable and accounts payable: The carrying amounts approximate fair value due to the short maturity of these instruments.
          Available-for-sale (“AFS”) debt securities: The fair value is estimated by discounting cash flows using market-based inputs (see “Fair value measurements” below).
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
          The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in millions)
August 31, 2011
Assets:
AFS debt securities	$-	$-	$43.7	$43.7
Foreign currency contracts	$-	$27.8	$-	$27.8
Liabilities:
Foreign currency contracts	$-	$4.1	$-	$4.1
Interest rate swap contracts	$-	$41.5	$-	$41.5

February 28, 2011
Assets:
AFS debt securities	$-	$-	$40.8	$40.8
Foreign currency contracts	$-	$17.0	$-	$17.0
Interest rate swap contracts	$-	$1.7	$-	$1.7
Liabilities:
Foreign currency contracts	$-	$5.3	$-	$5.3
Interest rate swap contracts	$-	$6.1	$-	$6.1
          The Company’s foreign currency contracts consist of foreign currency forward and option contracts which are valued using market-based inputs, obtained from independent pricing services, into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, interest-rate yield curves and currency volatilities. Interest rate swap fair values are based on quotes from respective counterparties. Quotes are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services. AFS debt securities are valued using market-based inputs into discounted cash flow models.

          The following table represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

AFS
Debt
Securities
(in millions)
Balance at February 28, 2011	$40.8
Total gains (losses):
Included in earnings (interest expense, net)	3.1
Included in other comprehensive income (net unrealized losses on AFS debt securities)	(0.2)

Total net gains	2.9
Transfers in and/or out of Level 3	-

Balance at August 31, 2011	$43.7

7.        GOODWILL:
          The changes in the carrying amount of goodwill are as follows:

	Constellation	Constellation
	Wines	Wines
	North	Australia and	Crown	Consolidations
	America	Europe	Imports	and
	(“CWNA”)	(“CWAE”)	LLC	Eliminations	Consolidated
(in millions)
Balance, February 28, 2010
Goodwill	$2,570.6	$852.6	$13.0	$(13.0)	$3,423.2
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	2,570.6	-	13.0	(13.0)	2,570.6
Foreign currency translation adjustments	49.2	-	-	-	49.2
Divestiture of business
Goodwill	-	(852.6)	-	-	(852.6)
Accumulated impairment losses	-	852.6	-	-	852.6

Balance, February 28, 2011
Goodwill	2,619.8	-	13.0	(13.0)	2,619.8
Accumulated impairment losses	-	-	-	-	-

	2,619.8	-	13.0	(13.0)	2,619.8
Foreign currency translation adjustments	12.9	-	-	-	12.9

Balance, August 31, 2011
Goodwill	2,632.7	-	13.0	(13.0)	2,632.7
Accumulated impairment losses	-	-	-	-	-

	$2,632.7	$-	$13.0	$(13.0)	$2,632.7

          Divestiture of the Australian and U.K. Business –
          In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $266.2 million. As of August 31, 2011, the Company has received cash proceeds of $192.5 million, net of cash divested of $15.8 million, direct costs paid of $11.2 million and post-closing adjustments paid of $19.9 million. The Company has retained a less than 20% interest in its previously owned Australian and U.K. business, Accolade Wines (“Accolade”) (see Note 9). The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture.

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested and post-closing adjustments paid	203.7
Retained interest in Accolade	48.2
Foreign currency reclassification	678.8
Indemnification liabilities (see Note 12)	(25.4)
Direct costs to sell, paid and accrued	(13.2)
Other	7.9

Net gain on sale	165.9
Loss on settlement of pension	(109.9)

Net gain	$56.0

          Of the $56.0 million net gain, $55.2 million was recognized for the fourth quarter of fiscal 2011. The Company recognized an $0.8 million net gain and a $0.6 million net loss for the six months and three months ended August 31, 2011, respectively. In addition, the Company’s CWAE segment recorded an additional net gain of $28.5 million for the fourth quarter of fiscal 2011, primarily associated with a net gain on derivative instruments of $20.8 million, related to this divestiture. For the six months and three months ended August 31, 2011, the Company recorded an additional net loss of $0.7 million and $0.1 million, respectively, related to this divestiture. Total net gains associated with this divestiture of $83.8 million are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. Of this amount, $83.7 million of net gains was recognized for the year ended February 28, 2011, $0.1 million of net gains was recognized for the six months ended August 31, 2011, and $0.7 million of net losses was recognized for the three months ended August 31, 2011.
8.       INTANGIBLE ASSETS:
          The major components of intangible assets are as follows:

	August 31, 2011		February 28, 2011
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$83.1	$61.6	$83.2	$64.1
Other	3.9	1.3	2.6	-

Total	$87.0	62.9	$85.8	64.1

Nonamortizable intangible assets:
Trademarks		826.8		816.5
Other		5.7		5.7

Total		832.5		822.2

Total intangible assets, net		$895.4		$886.3

          The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months and three months ended August 31, 2011, and August 31, 2010. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $2.5 million and $2.8 million for the six months ended August 31, 2011, and August 31, 2010, respectively, and $1.3 million and $1.4 million for the three months ended August 31, 2011, and August 31, 2010, respectively. Estimated amortization expense for the remaining six months of fiscal 2012 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2012	$2.5
2013	$4.9
2014	$4.9
2015	$4.9
2016	$5.0
2017	$4.7
Thereafter	$36.0
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
          The Company accounts for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of August 31, 2011, and February 28, 2011, the Company’s investment in Crown Imports was $171.3 million and $183.3 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite-lived intangible assets contributed to Crown Imports by each party. The Company received $134.5 million and $156.0 million of cash distributions from Crown Imports for the six months ended August 31, 2011, and August 31, 2010, respectively, all of which represent distributions of earnings.
          Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the six months and three months ended August 31, 2011, and August 31, 2010, were not material. In addition, as of August 31, 2011, and February 28, 2011, amounts receivable from Crown Imports were not material.

          The following table presents summarized financial information for the Company’s Crown Imports equity method investment. The amounts shown represent 100% of this equity method investment’s results of operations.

Crown
Imports
(in millions)
For the Six Months Ended August 31, 2011
Net sales	$1,404.5
Gross profit	$409.9
Income from continuing operations	$245.0
Net income	$245.0

For the Six Months Ended August 31, 2010
Net sales	$1,300.9
Gross profit	$368.0
Income from continuing operations	$239.2
Net income	$239.2

For the Three Months Ended August 31, 2011
Net sales	$727.0
Gross profit	$210.3
Income from continuing operations	$125.4
Net income	$125.4

For the Three Months Ended August 31, 2010
Net sales	$679.4
Gross profit	$191.8
Income from continuing operations	$130.7
Net income	$130.7

          Ruffino:
          In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. For the year ended February 28, 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should affect the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. During the six months and three months ended August 31, 2011, the Company recognized a net foreign currency (loss) gain of ($2.1) million and $0.1 million, respectively, on the contractual obligation recorded in the fourth quarter of fiscal 2011 in connection with the potential settlement created by the notification by the 50.1% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company. This net (loss) gain is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of August 31, 2011, and February 28, 2011, the Company’s investment in Ruffino was $10.3 million and $7.4 million, respectively.
          On October 5, 2011, the Company acquired the 50.1% shareholder’s entire equity interest in Ruffino for €50.3 million ($68.6 million). In conjunction with this acquisition, all of the aforementioned legal actions were settled. As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.7 million ($73.0 million). The purchase price was financed with revolver borrowings under the 2006 Credit Agreement. In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed will be measured at their acquisition-date fair values. The results of operations of the Ruffino business will be reported in the Company’s CWNA segment and will be included in the consolidated results of operations of the Company from the date of acquisition.

          Investment in Accolade –
          In connection with the Company’s CWAE Divestiture, the Company retained a less than 20% interest in Accolade, its previously owned Australian and U.K. business, which consists of equity securities and AFS debt securities. The investment in the equity securities is accounted for under the cost method. Accordingly, the Company recognizes earnings only upon the receipt of a dividend from Accolade. Dividends received in excess of net accumulated earnings since the date of investment are considered a return of investment and are recorded as a reduction of the cost of the investment. No dividends were received for the six months and three months ended August 31, 2011. The AFS debt securities are measured at fair value on a recurring basis with unrealized holding gains and losses, including foreign currency gains and losses, reported in AOCI until realized. Interest income is recognized based on the interest rate implicit in the AFS debt securities’ fair value and is reported in interest expense, net, on the Company’s Consolidated Statements of Operations. Interest income recognized in connection with the AFS debt securities was not material for the six months and three months ended August 31, 2011. The AFS debt securities have a contractual maturity of twelve years from the date of issuance and can be settled, at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.
10.     BORROWINGS:
          Borrowings consist of the following:

				February 28,
	August 31, 2011			2011
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks
Senior Credit Facility –
Revolving Credit Loans	$189.8	$-	$189.8	$74.9
Other	8.2	-	8.2	8.8

	$198.0	$-	$198.0	$83.7

Long-term Debt
Senior Credit Facility – Term Loans	$0.9	$825.7	$826.6	$1,228.0
Senior Notes	-	1,894.2	1,894.2	1,893.6
Other Long-term Debt	12.8	14.8	27.6	31.0

	$13.7	$2,734.7	$2,748.4	$3,152.6

          Senior credit facility –
          The Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions are parties to a credit agreement, as amended (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3,842.0 million, consisting of (i) a $1,200.0 million tranche A term loan facility with an original final maturity in June 2011, fully repaid as of February 28, 2011, (ii) a $1,800.0 million tranche B term loan facility, of which $1,500.0 million has a final maturity in June 2013 (the “2013 Tranche B Term Loans”) and $300.0 million has a final maturity in June 2015 (the “2015 Tranche B Term Loans”), and (iii) an $842.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million), of which $192.0 million terminated in June 2011 and $650.0 million terminates in June 2013 (the “2013 Revolving Facility”). The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.

          As of August 31, 2011, following the prepayment of $400.0 million of the tranche B term loan facility during the first quarter of fiscal 2012, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.0%, 2013 Revolving Facility of $189.8 million bearing an interest rate of 2.7%, outstanding letters of credit of $12.8 million, and $447.4 million in revolving loans available to be drawn.
          As of August 31, 2011, the required principal repayments of the tranche B term loan facility for the remaining six months of fiscal 2012 and for each of the four succeeding fiscal years are as follows:

Tranche B
Term Loan
Facility
(in millions)
2012	$-
2013	314.1
2014	314.1
2015	99.7
2016	98.7

$826.6

          Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations for the six months and three months ended August 31, 2011, and August 31, 2010.
11.     INCOME TAXES:
          The Company’s effective tax rate for the six months ended August 31, 2011, and August 31, 2010, was 17.1% and 44.2%, respectively. The Company’s effective tax rate for the six months ended August 31, 2011, was substantially impacted by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during the six months ended August 31, 2011. The Company’s effective tax rate for the six months ended August 31, 2010, includes the recognition of a valuation allowance against deferred tax assets in the U.K. of $30.1 million, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during the six months ended August 31, 2010.
          The Company’s effective tax rate for the three months ended August 31, 2011, and August 31, 2010, was 2.3% and 38.8%, respectively. The Company’s effective tax rate for the three months ended August 31, 2011, was substantially impacted by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during the three months ended August 31, 2011.

12.     COMMITMENTS AND CONTINGENCIES:
          Indemnification liabilities –
          In connection with the CWAE Divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of Accolade, a certain facility in the U.K. and a certain income tax matter. As a result, the Company recorded liabilities with a fair value of $26.1 million at January 31, 2011. During the first quarter of fiscal 2012, the Company was released from one of its guarantees related to a contract with a certain investee of Accolade. In connection with this release, the Company recognized a gain of $0.7 million, which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations for the six months ended August 31, 2011. As of August 31, 2011, and February 28, 2011, the carrying amount of these indemnification liabilities was $25.4 million and $26.1 million, respectively. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of August 31, 2011, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $330.9 million under these indemnifications with $282.1 million of this amount subject to recovery by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a significant adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.
13.     STOCKHOLDERS’ EQUITY:
          In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. The Board of Directors did not specify a date upon which this authorization would expire. Share repurchases under this authorization are expected to be accomplished from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions, and management currently expects that the repurchases under this authorization will be implemented over a multi-year period. The Company may fund share repurchases with cash generated from operations or proceeds of borrowings under its senior credit facility. Any repurchased shares will become treasury shares.
          During the six months ended August 31, 2011, the Company repurchased 9,766,888 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $187.5 million, or an average cost of $19.20 per share, through open market transactions. Subsequent to August 31, 2011, and through October 11, 2011, the Company repurchased an additional 4,751,600 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $85.7 million, or an average cost of $18.02 per share, through open market transactions. In total, the Company has repurchased 14,518,488 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $273.2 million, or an average cost of $18.82 per share. The Company used revolver borrowings under the 2006 Credit Agreement and cash flows from operating activities to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

14.     EARNINGS PER COMMON SHARE:
          The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the six months and three months ended August 31, 2011, and August 31, 2010, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the six months and three months ended August 31, 2011, and August 31, 2010, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.
          The computation of basic and diluted earnings per common share is as follows:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
	2011	2010	2011	2010
(in millions, except per share data)
Income available to common stockholders	$237.2	$140.4	$162.7	$91.3

Weighted average common shares outstanding – basic:
Class A Common Stock	186.837	189.084	186.629	185.455

Class B Convertible Common Stock	23.599	23.719	23.593	23.712

Weighted average common shares outstanding – diluted:
Class A Common Stock	186.837	189.084	186.629	185.455
Class B Convertible Common Stock	23.599	23.719	23.593	23.712
Stock-based awards, primarily stock options	3.970	2.333	3.423	1.982

Weighted average common shares outstanding – diluted	214.406	215.136	213.645	211.149

Earnings per common share – basic:
Class A Common Stock	$1.14	$0.67	$0.78	$0.44

Class B Convertible Common Stock	$1.04	$0.61	$0.71	$0.40

Earnings per common share – diluted:
Class A Common Stock	$1.11	$0.65	$0.76	$0.43

Class B Convertible Common Stock	$1.02	$0.60	$0.70	$0.40

          For the six months ended August 31, 2011, and August 31, 2010, stock-based awards, primarily stock options, which could result in the issuance of 9.0 million and 23.5 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended August 31, 2011, and August 31, 2010, stock-based awards, primarily stock options, which could result in the issuance of 9.1 million and 25.3 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

15.     COMPREHENSIVE INCOME (LOSS):
          Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized losses on derivative instruments, net unrealized losses on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax	Tax (Expense)	Net of Tax
(in millions)	Amount	Benefit	Amount
For the Six Months Ended August 31, 2011
Net income			$237.2
Other comprehensive income (loss):
Foreign currency translation adjustments	$42.0	$(0.5)	41.5
Unrealized loss on cash flow hedges:
Net derivative losses	(19.6)	10.2	(9.4)
Reclassification adjustments	(5.1)	1.0	(4.1)

Net loss recognized in other comprehensive income	(24.7)	11.2	(13.5)
Net unrealized loss on AFS debt securities	(0.2)	-	(0.2)
Pension/postretirement adjustments:
Net gains arising during the period	-	-	-
Reclassification adjustments	0.2	-	0.2

Net gain recognized in other comprehensive income	0.2	-	0.2

Other comprehensive income	$17.3	$10.7	28.0

Total comprehensive income			$265.2

For the Six Months Ended August 31, 2010
Net income			$140.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(14.3)	$(1.6)	(15.9)
Unrealized loss on cash flow hedges:
Net derivative losses	(19.1)	5.1	(14.0)
Reclassification adjustments	(13.3)	3.4	(9.9)

Net loss recognized in other comprehensive income	(32.4)	8.5	(23.9)
Pension/postretirement adjustments:
Net losses arising during the period	(0.7)	0.4	(0.3)
Reclassification adjustments	4.9	(1.4)	3.5

Net gain recognized in other comprehensive income	4.2	(1.0)	3.2

Other comprehensive loss	$(42.5)	$5.9	(36.6)

Total comprehensive income			$103.8

For the Three Months Ended August 31, 2011
Net income			$162.7
Other comprehensive income (loss):
Foreign currency translation adjustments	$2.7	$0.3	3.0
Unrealized loss on cash flow hedges:
Net derivative losses	(14.2)	6.8	(7.4)
Reclassification adjustments	(3.1)	0.6	(2.5)

Net loss recognized in other comprehensive income	(17.3)	7.4	(9.9)
Net unrealized loss on AFS debt securities	(0.2)	-	(0.2)
Pension/postretirement adjustments:
Net gains arising during the period	-	-	-
Reclassification adjustments	0.2	-	0.2

Net gain recognized in other comprehensive income	0.2	-	0.2

Other comprehensive loss	$(14.6)	$7.7	(6.9)

Total comprehensive income			$155.8

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
(in millions)
For the Three Months Ended August 31, 2010
Net income			$91.3
Other comprehensive income (loss):
Foreign currency translation adjustments	$36.8	$2.5	39.3
Unrealized loss on cash flow hedges:
Net derivative losses	(14.1)	4.5	(9.6)
Reclassification adjustments	(5.3)	1.5	(3.8)

Net loss recognized in other comprehensive income	(19.4)	6.0	(13.4)
Pension/postretirement adjustments:
Net losses arising during the period	(6.7)	2.1	(4.6)
Reclassification adjustments	2.5	(0.7)	1.8

Net loss recognized in other comprehensive income	(4.2)	1.4	(2.8)

Other comprehensive income	$13.2	$9.9	23.1

Total comprehensive income			$114.4

          Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

		Net	Net
	Foreign	Unrealized	Unrealized		Accumulated
	Currency	Gains	Gains (Losses) on	Pension/	Other
	Translation	(Losses) on	AFS Debt	Postretirement	Comprehensive
	Adjustments	Derivatives	Securities	Adjustments	Income
(in millions)
Balance, February 28, 2011	$193.2	$4.2	$0.8	$(9.4)	$188.8
Current period change	41.5	(13.5)	(0.2)	0.2	28.0

Balance, August 31, 2011	$234.7	$(9.3)	$0.6	$(9.2)	$216.8

16.     RESTRUCTURING CHARGES:
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

	Fiscal
	2012	Global	Other
	Initiative	Initiative	Plans	Total
(in millions)
Restructuring liability, February 28, 2011	$-	$7.6	$2.1	$9.7

Restructuring charges:
Employee termination benefit costs	11.0	0.1	-	11.1
Contract termination costs	-	-	-	-
Facility consolidation/relocation costs	-	-	-	-

Restructuring charges, May 31, 2011	11.0	0.1	-	11.1

Employee termination benefit costs	(0.2)	(0.2)	-	(0.4)
Contract termination costs	-	-	-	-
Facility consolidation/relocation costs	-	0.1	-	0.1

Restructuring charges, August 31, 2011	(0.2)	(0.1)	-	(0.3)

Total restructuring charges	10.8	-	-	10.8

Cash expenditures	(2.0)	(3.3)	(0.9)	(6.2)

Foreign currency translation adjustments	-	0.7	-	0.7

Restructuring liability, August 31, 2011	$8.8	$5.0	$1.2	$15.0

          The following table presents a summary of restructuring charges and other costs incurred, including a summary of amounts incurred by each of the Company’s reportable segments, in connection with the Company’s restructuring plans noted above.

	Fiscal
	2012	Global	Other
	Initiative	Initiative	Plans	Total
(in millions)
For the Six Months Ended August 31, 2011
Restructuring charges	$10.8	$-	$-	$10.8
Other costs:
Accelerated depreciation (cost of product sold)	-	0.3	-	0.3
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	3.5	0.7	-	4.2

Total other costs	3.5	1.0	-	4.5

Total costs	$14.3	$1.0	$-	$15.3

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$5.3	$-	$-	$5.3
Other costs	2.5	1.0	-	3.5

Total CWNA	$7.8	$1.0	$-	$8.8

Corporate Operations and Other
Restructuring charges	$5.5	$-	$-	$5.5
Other costs	1.0	-	-	1.0

Total Corporate Operations and Other	$6.5	$-	$-	$6.5

For the Six Months Ended August 31, 2010
Restructuring charges	$-	$12.2	$6.4	$18.6
Other costs:
Accelerated depreciation (cost of product sold)	-	1.1	-	1.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	-	2.7	0.2	2.9

Total other costs	-	3.8	0.2	4.0

Total costs	$-	$16.0	$6.6	$22.6

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$-	$1.7	$0.1	$1.8
Other costs	-	3.4	0.2	3.6

Total CWNA	$-	$5.1	$0.3	$5.4

CWAE
Restructuring charges	$-	$10.5	$6.3	$16.8
Other costs	-	0.3	-	0.3

Total CWAE	$-	$10.8	$6.3	$17.1

Corporate Operations and Other
Restructuring charges	$-	$-	$-	$-
Other costs	-	0.1	-	0.1

Total Corporate Operations and Other	$-	$0.1	$-	$0.1

	Fiscal
	2012	Global	Other
	Initiative	Initiative	Plans	Total
(in millions)
For the Three Months Ended August 31, 2011
Restructuring charges	$(0.2)	$(0.1)	$-	$(0.3)
Other costs:
Accelerated depreciation (cost of product sold)	-	0.1	-	0.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	2.5	0.6	-	3.1

Total other costs	2.5	0.7	-	3.2

Total costs	$2.3	$0.6	$-	$2.9

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$(0.2)	$(0.1)	$-	$(0.3)
Other costs	2.4	0.7	-	3.1

Total CWNA	$2.2	$0.6	$-	$2.8

Corporate Operations and Other
Restructuring charges	$-	$-	$-	$-
Other costs	0.1	-	-	0.1

Total Corporate Operations and Other	$0.1	$-	$-	$0.1

For the Three Months Ended August 31, 2010
Restructuring charges	$-	$7.4	$6.3	$13.7
Other costs:
Accelerated depreciation (cost of product sold)	-	0.1	-	0.1
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	-	1.8	1.1	2.9

Total other costs	-	1.9	1.1	3.0

Total costs	$-	$9.3	$7.4	$16.7

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$-	$1.0	$-	$1.0
Other costs	-	1.7	0.1	1.8

Total CWNA	$-	$2.7	$0.1	$2.8

CWAE
Restructuring charges	$-	$6.4	$6.3	$12.7
Other costs	-	0.1	1.0	1.1

Total CWAE	$-	$6.5	$7.3	$13.8

Corporate Operations and Other
Restructuring charges	$-	$-	$-	$-
Other costs	-	0.1	-	0.1

Total Corporate Operations and Other	$-	$0.1	$-	$0.1

          A summary of restructuring charges and other costs incurred since inception for each of the Company’s restructuring plans with current activity, as well as total expected costs for such plans, are presented in the following table.

	Fiscal
	2012	Global
	Initiative	Initiative
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$10.8	$35.4
Contract termination costs	-	8.7
Facility consolidation/relocation costs	-	2.7

Total restructuring charges	10.8	46.8
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	-	13.8
Asset write-down/other costs (selling, general and administrative expenses)	3.5	41.0

Total other costs	3.5	54.8

Total costs incurred to date	$14.3	$101.6

Total Costs Incurred to Date by Reportable Segment:
CWNA
Restructuring charges	$5.3	$23.0
Other costs	2.5	43.6

Total CWNA	$7.8	$66.6

CWAE
Restructuring charges	$-	$19.5
Other costs	-	6.2

Total CWAE	$-	$25.7

Corporate Operations and Other
Restructuring charges	$5.5	$4.3
Other costs	1.0	5.0

Total Corporate Operations and Other	$6.5	$9.3

Total expected costs
Restructuring charges:
Employee termination benefit costs	$12.4	$35.4
Contract termination costs	-	8.7
Facility consolidation/relocation costs	0.1	2.7

Total restructuring charges	12.5	46.8
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	-	13.8
Asset write-down/other costs (selling, general and administrative expenses)	14.1	41.5

Total other costs	14.1	55.3

Total expected costs	$26.6	$102.1

Total Expected Costs by Reportable Segment:
CWNA
Restructuring charges	$5.7	$23.0
Other costs	7.2	44.1

Total CWNA	$12.9	$67.1

	Fiscal
	2012	Global
	Initiative	Initiative
(in millions)
CWAE
Restructuring charges	$-	$19.5
Other costs	-	6.2

Total CWAE	$-	$25.7

Corporate Operations and Other
Restructuring charges	$6.8	$4.3
Other costs	6.9	5.0

Total Corporate Operations and Other	$13.7	$9.3

17.     CONDENSED CONSOLIDATING FINANCIAL INFORMATION:
          The following information sets forth the condensed consolidating balance sheets as of August 31, 2011, and February 28, 2011, the condensed consolidating statements of operations for the six months and three months ended August 31, 2011, and August 31, 2010, and the condensed consolidating statements of cash flows for the six months ended August 31, 2011, and August 31, 2010, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are full, unconditional, joint and several obligations of each of the Subsidiary Guarantors. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2011
Current assets:
Cash and cash investments	$0.3	$1.0	$8.7	$-	$10.0
Accounts receivable, net	396.4	37.1	68.2	-	501.7
Inventories	129.1	843.8	292.3	(6.0)	1,259.2
Prepaid expenses and other	18.6	78.6	395.8	(344.3)	148.7
Intercompany (payable) receivable	(931.7)	796.9	134.8	-	-

Total current assets	(387.3)	1,757.4	899.8	(350.3)	1,919.6
Property, plant and equipment, net	113.0	771.8	356.2	-	1,241.0
Investments in subsidiaries	6,415.5	155.3	-	(6,570.8)	-
Goodwill	-	1,987.4	645.3	-	2,632.7
Intangible assets, net	-	675.3	220.1	-	895.4
Other assets, net	28.3	239.2	82.7	(4.2)	346.0

Total assets	$6,169.5	$5,586.4	$2,204.1	$(6,925.3)	$7,034.7

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Current liabilities:
Notes payable to banks	$189.8	$-	$8.2	$-	$198.0
Current maturities of long-term debt	11.5	2.2	-	-	13.7
Accounts payable	7.2	108.8	22.7	-	138.7
Accrued excise taxes	12.8	9.0	4.6	-	26.4
Other accrued expenses and liabilities	472.4	128.3	155.2	(345.9)	410.0

Total current liabilities	693.7	248.3	190.7	(345.9)	786.8
Long-term debt, less current maturities	2,721.3	13.4	-	-	2,734.7
Deferred income taxes	-	508.1	93.0	(4.2)	596.9
Other liabilities	55.4	70.3	91.5	-	217.2
Stockholders’ equity:
Preferred stock	-	9.0	1,130.7	(1,139.7)	-
Class A and Class B Convertible Common Stock	2.6	100.7	24.0	(124.7)	2.6
Additional paid-in capital	1,655.0	1,394.6	1,620.5	(3,015.1)	1,655.0
Retained earnings (deficit)	1,899.5	3,224.9	(1,207.8)	(2,017.1)	1,899.5
Accumulated other comprehensive income	216.8	17.1	261.5	(278.6)	216.8
Treasury stock	(1,074.8)	-	-	-	(1,074.8)

Total stockholders’ equity	2,699.1	4,746.3	1,828.9	(6,575.2)	2,699.1

Total liabilities and stockholders’ equity	$6,169.5	$5,586.4	$2,204.1	$(6,925.3)	$7,034.7

Condensed Consolidating Balance Sheet at February 28, 2011
Current assets:
Cash and cash investments	$0.7	$0.9	$7.6	$-	$9.2
Accounts receivable, net	322.8	32.3	62.3	-	417.4
Inventories	127.5	965.3	284.3	(7.8)	1,369.3
Prepaid expenses and other	23.1	118.2	370.9	(225.1)	287.1
Intercompany (payable) receivable	(522.3)	389.7	132.6	-	-

Total current assets	(48.2)	1,506.4	857.7	(232.9)	2,083.0
Property, plant and equipment, net	110.3	764.8	344.5	-	1,219.6
Investments in subsidiaries	6,142.6	153.4	-	(6,296.0)	-
Goodwill	-	1,987.4	632.4	-	2,619.8
Intangible assets, net	-	672.1	214.2	-	886.3
Other assets, net	36.3	256.9	72.9	(7.2)	358.9

Total assets	$6,241.0	$5,341.0	$2,121.7	$(6,536.1)	$7,167.6

Current liabilities:
Notes payable to banks	$74.9	$-	$8.8	$-	$83.7
Current maturities of long-term debt	12.5	3.4	-	-	15.9
Accounts payable	9.7	97.1	22.4	-	129.2
Accrued excise taxes	10.2	1.8	2.2	-	14.2
Other accrued expenses and liabilities	354.6	137.2	155.0	(226.9)	419.9

Total current liabilities	461.9	239.5	188.4	(226.9)	662.9
Long-term debt, less current maturities	3,117.3	19.4	-	-	3,136.7
Deferred income taxes	-	509.0	81.3	(7.2)	583.1
Other liabilities	109.9	37.0	86.1	-	233.0

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders’ equity:
Preferred stock	-	9.0	1,130.7	(1,139.7)	-
Class A and Class B Convertible Common Stock	2.6	100.7	24.0	(124.7)	2.6
Additional paid-in capital	1,602.4	1,394.6	1,620.5	(3,015.1)	1,602.4
Retained earnings (deficit)	1,662.3	2,991.6	(1,221.1)	(1,770.5)	1,662.3
Accumulated other comprehensive income	188.8	40.2	211.8	(252.0)	188.8
Treasury stock	(904.2)	-	-	-	(904.2)

Total stockholders’ equity	2,551.9	4,536.1	1,765.9	(6,302.0)	2,551.9

Total liabilities and stockholders’ equity	$6,241.0	$5,341.0	$2,121.7	$(6,536.1)	$7,167.6

	0000000000	0000000000	0000000000	0000000000	0000000000
Condensed Consolidating Statement of Operations for the Six Months Ended August 31, 2011
Sales	$336.7	$919.3	$346.0	$(120.9)	$1,481.1
Less – excise taxes	(61.4)	(62.6)	(31.6)	-	(155.6)

Net sales	275.3	856.7	314.4	(120.9)	1,325.5
Cost of product sold	(142.2)	(529.9)	(191.1)	71.7	(791.5)

Gross profit	133.1	326.8	123.3	(49.2)	534.0
Selling, general and administrative expenses	(136.2)	(120.5)	(70.2)	50.5	(276.4)
Restructuring charges	(5.5)	(3.4)	(1.9)	-	(10.8)

Operating (loss) income	(8.6)	202.9	51.2	1.3	246.8
Equity in earnings of equity method investees and subsidiaries	281.8	126.7	2.6	(284.9)	126.2
Interest (expense) income, net	(118.2)	28.2	3.2	-	(86.8)

Income before income taxes	155.0	357.8	57.0	(283.6)	286.2
Benefit from (provision for) income taxes	82.2	(124.5)	(6.7)	-	(49.0)

Net income	$237.2	$233.3	$50.3	$(283.6)	$237.2

Condensed Consolidating Statement of Operations for the Six Months Ended August 31, 2010
Sales	$335.4	$929.1	$973.4	$(204.8)	$2,033.1
Less – excise taxes	(56.6)	(53.8)	(272.4)	-	(382.8)

Net sales	278.8	875.3	701.0	(204.8)	1,650.3
Cost of product sold	(135.8)	(554.9)	(532.8)	157.4	(1,066.1)

Gross profit	143.0	320.4	168.2	(47.4)	584.2
Selling, general and administrative expenses	(146.6)	(120.2)	(118.6)	49.3	(336.1)
Restructuring charges	-	(1.8)	(16.8)	-	(18.6)

Operating (loss) income	(3.6)	198.4	32.8	1.9	229.5
Equity in earnings of equity method investees and subsidiaries	203.0	116.8	1.6	(200.5)	120.9
Interest (expense) income, net	(107.0)	6.8	1.4	-	(98.8)

Income before income taxes	92.4	322.0	35.8	(198.6)	251.6
Benefit from (provision for) income taxes	48.0	(128.4)	(29.4)	(1.4)	(111.2)

Net income	$140.4	$193.6	$6.4	$(200.0)	$140.4

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended August 31, 2011
Sales	$182.4	$470.9	$188.2	$(71.1)	$770.4
Less – excise taxes	(31.4)	(32.2)	(16.6)	-	(80.2)

Net sales	151.0	438.7	171.6	(71.1)	690.2
Cost of product sold	(79.3)	(270.7)	(103.7)	46.5	(407.2)

Gross profit	71.7	168.0	67.9	(24.6)	283.0
Selling, general and administrative expenses	(68.0)	(59.5)	(35.4)	24.7	(138.2)
Restructuring charges	-	0.1	0.2	-	0.3

Operating income	3.7	108.6	32.7	0.1	145.1
Equity in earnings of equity method investees and subsidiaries	149.7	65.0	1.0	(151.7)	64.0
Interest (expense) income, net	(61.0)	16.8	1.7	-	(42.5)

Income before income taxes	92.4	190.4	35.4	(151.6)	166.6
Benefit from (provision for) income taxes	70.3	(69.5)	(4.7)	-	(3.9)

Net income	$162.7	$120.9	$30.7	$(151.6)	$162.7

Condensed Consolidating Statement of Operations for the Three Months Ended August 31, 2010
Sales	$167.1	$497.2	$499.5	$(106.9)	$1,056.9
Less – excise taxes	(27.8)	(29.6)	(136.7)	-	(194.1)

Net sales	139.3	467.6	362.8	(106.9)	862.8
Cost of product sold	(68.3)	(288.7)	(275.3)	83.7	(548.6)

Gross profit	71.0	178.9	87.5	(23.2)	314.2
Selling, general and administrative expenses	(73.2)	(62.1)	(56.6)	24.6	(167.3)
Restructuring charges	-	(1.3)	(12.4)	-	(13.7)

Operating (loss) income	(2.2)	115.5	18.5	1.4	133.2
Equity in earnings of equity method investees and subsidiaries	116.0	67.2	1.0	(117.8)	66.4
Interest (expense) income, net	(55.6)	4.7	0.6	-	(50.3)

Income before income taxes	58.2	187.4	20.1	(116.4)	149.3
Benefit from (provision for) income taxes	33.1	(73.5)	(16.3)	(1.3)	(58.0)

Net income	$91.3	$113.9	$3.8	$(117.7)	$91.3

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2011
Net cash (used in) provided by operating activities	$(27.8)	$457.4	$87.8	$-	$517.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(12.5)	(20.6)	(6.1)	-	(39.2)
Payments related to sale of business	(8.9)	-	(19.9)	-	(28.8)
Investment in equity method investees	-	(0.1)	-	-	(0.1)
Proceeds from note receivable	1.0	-	-	-	1.0
Proceeds from sales of assets	-	0.2	0.1	-	0.3
Other investing activities	-	(5.0)	(1.4)	-	(6.4)

Net cash used in investing activities	(20.4)	(25.5)	(27.3)	-	(73.2)

Cash flows from financing activities:
Intercompany financings, net	472.4	(415.9)	(56.5)	-	-
Principal payments of long-term debt	(405.7)	(14.2)	-	-	(419.9)
Purchases of treasury stock	(187.5)	-	-	-	(187.5)
Payment of minimum tax withholdings on stock-based payment awards	-	(1.7)	(0.5)	-	(2.2)
Net proceeds from (repayment of) notes payable	116.6	-	(3.3)	-	113.3
Proceeds from exercises of employee stock options	39.0	-	-	-	39.0
Proceeds from excess tax benefits from stock-based payment awards	10.6	-	-	-	10.6
Proceeds from employee stock purchases	2.4	-	-	-	2.4
Payment of financing costs of long-term debt	-	-	-	-	-

Net cash provided by (used in) financing activities	47.8	(431.8)	(60.3)	-	(444.3)

Effect of exchange rate changes on cash and cash investments	-	-	0.9	-	0.9

Net (decrease) increase in cash and cash investments	(0.4)	0.1	1.1	-	0.8
Cash and cash investments, beginning of period	0.7	0.9	7.6	-	9.2

Cash and cash investments, end of period	$0.3	$1.0	$8.7	$-	$10.0

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2010
Net cash (used in) provided by operating activities	$(170.9)	$396.7	$80.3	$-	$306.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(23.2)	(13.4)	(6.6)	-	(43.2)
Payments related to sale of business	-	-	(1.6)	-	(1.6)
Investments in equity method investees	-	(0.1)	(29.6)	-	(29.7)
Proceeds from note receivable	60.0	-	-	-	60.0
Proceeds from sales of assets	-	0.5	2.6	-	3.1
Other investing activities	-	-	0.5	-	0.5

Net cash provided by (used in) investing activities	36.8	(13.0)	(34.7)	-	(10.9)

Cash flows from financing activities:
Intercompany financings, net	444.6	(385.2)	(59.4)	-	-
Principal payments of long-term debt	(22.9)	(0.6)	(1.0)	-	(24.5)
Purchases of treasury stock	(300.0)	-	-	-	(300.0)
Payment of minimum tax withholdings on stock-based payment awards	-	-	(0.4)	-	(0.4)
Net repayment of notes payable	(12.3)	-	(11.8)	-	(24.1)
Proceeds from exercises of employee stock options	18.0	-	-	-	18.0
Proceeds from excess tax benefits from stock-based payment awards	4.7	-	-	-	4.7
Proceeds from employee stock purchases	2.1	-	-	-	2.1
Payment of financing costs of long-term debt	(0.2)	-	-	-	(0.2)

Net cash provided by (used in) financing activities	134.0	(385.8)	(72.6)	-	(324.4)

Effect of exchange rate changes on cash and cash investments	-	-	(0.4)	-	(0.4)

Net decrease in cash and cash investments	(0.1)	(2.1)	(27.4)	-	(29.6)
Cash and cash investments, beginning of period	0.3	3.3	39.9	-	43.5

Cash and cash investments, end of period	$0.2	$1.2	$12.5	$-	$13.9

18.     BUSINESS SEGMENT INFORMATION:
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
          For the six months and three months ended August 31, 2011, and August 31, 2010, restructuring charges and unusual items included in operating income consist of:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
	2011	2010	2011	2010
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.3	$1.1	$0.1	$0.1
Flow through of inventory step-up	-	1.6	-	0.6

Cost of Product Sold	0.3	2.7	0.1	0.7

Selling, General and Administrative Expenses
Net foreign currency loss (gain) on contractual obligation from put option of Ruffino shareholder	2.1	-	(0.1)	-
Net (gains) losses on CWAE Divestiture and related activities	(0.1)	-	0.7	-
Net gains on sale of nonstrategic assets	-	(1.0)	-	-
Acquisition-related integration costs	-	0.2	-	0.1
Other costs	4.2	3.7	3.1	2.8

Selling, General and Administrative Expenses	6.2	2.9	3.7	2.9

Restructuring Charges	10.8	18.6	(0.3)	13.7

Restructuring Charges and Unusual Items	$17.3	$24.2	$3.5	$17.3

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
          Segment information is as follows:

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
	2011	2010	2011	2010
(in millions)
CWNA:
Net sales	$1,325.5	$1,245.5	$690.2	$655.6
Operating income	$303.9	$313.7	$167.3	$181.2
Equity in earnings (losses) of equity method investees	$3.7	$(0.2)	$1.3	$(0.3)
Long-lived tangible assets	$1,109.2	$1,078.0	$1,109.2	$1,078.0
Investment in equity method investees	$82.1	$74.2	$82.1	$74.2
Total assets	$6,601.8	$6,442.7	$6,601.8	$6,442.7
Capital expenditures	$25.9	$22.6	$12.2	$8.8
Depreciation and amortization	$42.4	$44.4	$21.2	$21.6

CWAE:
Net sales	$-	$404.8	$-	$207.2
Operating loss	$-	$(6.0)	$-	$(3.2)
Equity in earnings of equity method investees	$-	$2.1	$-	$1.5
Long-lived tangible assets	$-	$347.6	$-	$347.6
Investment in equity method investees	$-	$37.6	$-	$37.6
Total assets	$-	$1,151.9	$-	$1,151.9
Capital expenditures	$-	$2.1	$-	$0.7
Depreciation and amortization	$-	$15.3	$-	$7.5

	For the Six Months		For the Three Months
	Ended August 31,		Ended August 31,
	2011	2010	2011	2010
(in millions)
Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Operating loss	$(39.8)	$(54.0)	$(18.7)	$(27.5)
Long-lived tangible assets	$131.8	$103.4	$131.8	$103.4
Total assets	$261.6	$151.7	$261.6	$151.7
Capital expenditures	$13.3	$18.5	$6.0	$8.1
Depreciation and amortization	$9.9	$8.6	$4.2	$4.6

Crown Imports:
Net sales	$1,404.5	$1,300.9	$727.0	$679.4
Operating income	$245.4	$240.1	$125.6	$131.2
Long-lived tangible assets	$6.2	$4.5	$6.2	$4.5
Total assets	$408.3	$378.7	$408.3	$378.7
Capital expenditures	$2.4	$0.4	$1.5	$0.2
Depreciation and amortization	$1.0	$0.9	$0.5	$0.4

Restructuring Charges and Unusual Items:
Operating loss	$(17.3)	$(24.2)	$(3.5)	$(17.3)
Equity in losses of equity method investees	$-	$(0.6)	$-	$(0.1)

Consolidation and Eliminations:
Net sales	$(1,404.5)	$(1,300.9)	$(727.0)	$(679.4)
Operating income	$(245.4)	$(240.1)	$(125.6)	$(131.2)
Equity in earnings of Crown Imports	$122.5	$119.6	$62.7	$65.3
Long-lived tangible assets	$(6.2)	$(4.5)	$(6.2)	$(4.5)
Investment in equity method investees	$171.3	$130.8	$171.3	$130.8
Total assets	$(237.0)	$(247.9)	$(237.0)	$(247.9)
Capital expenditures	$(2.4)	$(0.4)	$(1.5)	$(0.2)
Depreciation and amortization	$(1.0)	$(0.9)	$(0.5)	$(0.4)

Consolidated:
Net sales	$1,325.5	$1,650.3	$690.2	$862.8
Operating income	$246.8	$229.5	$145.1	$133.2
Equity in earnings of equity method investees	$126.2	$120.9	$64.0	$66.4
Long-lived tangible assets	$1,241.0	$1,529.0	$1,241.0	$1,529.0
Investment in equity method investees	$253.4	$242.6	$253.4	$242.6
Total assets	$7,034.7	$7,877.1	$7,034.7	$7,877.1
Capital expenditures	$39.2	$43.2	$18.2	$17.6
Depreciation and amortization	$52.3	$68.3	$25.4	$33.7
19.     ACCOUNTING GUIDANCE NOT YET ADOPTED:
          Fair value measurement –
          In May 2011, the FASB issued amended guidance to achieve common fair value measurement and disclosure requirements under generally accepted accounting principles in the U.S. and International Financial Reporting Standards. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.

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
     Intangibles – goodwill and other –
          In September 2011, the FASB issued amended guidance for goodwill impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. If an entity concludes otherwise, the entity would be required to complete the two-step impairment test by calculating the fair value of the reporting unit and then comparing the fair value with the carrying amount of the reporting unit. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.
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
     The Company’s business strategy in the CWNA segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, the Company intends to continue to focus on growing premium product categories and expects to capitalize on its size and scale in the marketplace to profitably grow the business. During the year ended February 28, 2010 (“Fiscal 2010”), the Company began implementation of a strategic project to consolidate its U.S. distributor network in key markets and create a new go-to-market strategy designed to focus the full power of its U.S. wine and spirits portfolio in order to improve alignment of dedicated, selling resources which is expected to drive organic growth. In connection with this strategy, the Company negotiated long-term contracts with certain of its U.S. distributors who currently represent about 60% of the Company’s branded wine and spirits volume in the U.S. During the second half of fiscal 2010 and throughout Fiscal 2011 (as defined below), the Company’s net sales and operating income for its U.S. branded wine and spirits business benefited from these contracts as the Company’s shipments to distributors exceeded distributor shipments to retailers. Throughout Fiscal 2012 (as defined below) and beyond, the Company expects distributor inventory levels related to the Company’s branded wine and spirits products to remain stable as shipments on an annual basis to these distributors should essentially equal the distributors’ shipments to retailers for the remainder of the terms of these contracts, which extend through the end of fiscal 2015.

     Historically, the Company’s net sales and operating income in the U.S. for the third quarter of the Company’s fiscal year reflected shipments of branded wine and spirits products to distributors in advance of the holiday season. The Company currently anticipates a shift in the timing of these shipments due to the contracts associated with the consolidation of its U.S. distributor network, as shipments to distributors should essentially equal the distributors’ shipments to retailers. Accordingly, the Company currently anticipates that U.S. net sales and operating income will be down for the third quarter of fiscal 2012 as the timing of these pre-holiday season shipments is expected to shift to the fourth quarter of fiscal 2012 when distributors are replenishing inventory levels after the holiday season.
     With regard to the overall supply of wine in the U.S., although the calendar 2011 grape harvest is not yet complete, the Company currently expects this harvest to be lower than the calendar 2010 grape harvest. Although this may result in a tightening of supply within certain varietals, the Company continues to expect the overall supply of wine to remain generally in balance with demand within the U.S.
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
     For the three months ended August 31, 2011 (“Second Quarter 2012”), the Company’s net sales decreased 20% over the three months ended August 31, 2010 (“Second Quarter 2011”), primarily due to the CWAE Divestiture. Operating income increased 9% over the comparable prior year period primarily due to a decrease in restructuring charges and unusual items for Second Quarter 2012 compared to Second Quarter 2011. Net income increased 78% over the comparable prior year period primarily due to the items discussed above combined with a reduction in the Company’s provision for income taxes.
     For the six months ended August 31, 2011 (“Six Months 2012”), the Company’s net sales decreased 20% over the six months ended August 31, 2010 (“Six Months 2011”), primarily due to the CWAE Divestiture. Operating income increased 8% over the comparable prior year period primarily due to a decrease in Corporate Operations and Other general and administrative expenses for Six Months 2012 compared to Six Months 2011. Net income increased 69% over the comparable prior year period primarily due to the items discussed above combined with a reduction in the Company’s provision for income taxes and lower interest expense.
     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Second Quarter 2012 compared to Second Quarter 2011 and Six Months 2012 compared to Six Months 2011, and (ii) financial liquidity and capital resources for Six Months 2012. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 29, 2012 (“Fiscal 2012”). References to U.S. base branded wine exclude the impact of branded wine for the CWNA segment previously sold through the Company’s CWAE segment. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (“Fiscal 2011”).

Recent Development
     In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. For Fiscal 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should affect the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. During Six Months 2012 and Second Quarter 2012, the Company recognized a net foreign currency (loss) gain of ($2.1) million and $0.1 million, respectively, on the contractual obligation recorded in the fourth quarter of fiscal 2011 in connection with the potential settlement created by the notification by the 50.1% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company. This net (loss) gain is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of August 31, 2011, the Company’s investment in Ruffino was $10.3 million.
     On October 5, 2011, the Company acquired the 50.1% shareholder’s entire equity interest in Ruffino for €50.3 million ($68.6 million). In conjunction with this acquisition, all of the aforemented legal actions were settled. As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.7 million ($73.0 million). The purchase price was financed with revolver borrowings under the 2006 Credit Agreement (as defined below). The results of operations of the Ruffino business will be reported in the Company’s CWNA segment and will be included in the consolidated results of operations of the Company from the date of acquisition.

Divestiture in Fiscal 2011
     Australian and U.K. Business
     In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $266.2 million. As of August 31, 2011, the Company has received cash proceeds of $192.5 million, net of cash divested of $15.8 million, direct costs paid of $11.2 million and post-closing adjustments paid of $19.9 million. The Company has retained a less than 20% interest in its previously owned Australian and U.K. business, Accolade Wines (“Accolade”). This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio and improving margins and return on invested capital. The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture.

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested and post-closing adjustments paid	203.7
Retained interest in Accolade	48.2
Foreign currency reclassification	678.8
Indemnification liabilities	(25.4)
Direct costs to sell, paid and accrued	(13.2)
Other	7.9

Net gain on sale	165.9
Loss on settlement of pension	(109.9)

Net gain	$56.0

     Of the $56.0 million net gain, $55.2 million was recognized for the fourth quarter of fiscal 2011. The Company recognized an $0.8 million net gain and a $0.6 million net loss for Six Months 2012 and Second Quarter 2012, respectively. In addition, the Company’s CWAE segment recorded an additional net gain of $28.5 million for the fourth quarter of fiscal 2011, primarily associated with a net gain on derivative instruments of $20.8 million, related to this divestiture. For Six Months 2012 and Second Quarter 2012, the Company recorded an additional net loss of $0.7 million and $0.1 million, respectively, related to this divestiture. Total net gains associated with this divestiture of $83.8 million are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. Of this amount, $83.7 million of net gains was recognized for Fiscal 2011, $0.1 million of net gains was recognized for Six Months 2012 and $0.7 million of net losses was recognized for Second Quarter 2012.

Results of Operations
Second Quarter 2012 Compared to Second Quarter 2011
     Net Sales
     The following table sets forth the net sales by reportable segment of the Company for Second Quarter 2012 and Second Quarter 2011.

	Second	Second
	Quarter	Quarter	% Increase
	2012	2011	(Decrease)
(in millions)
CWNA net sales	$690.2	$655.6	5%
CWAE net sales	-	207.2	(100)%
Crown Imports net sales	727.0	679.4	7%
Consolidations and eliminations	(727.0)	(679.4)	(7)%

Consolidated Net Sales	$690.2	$862.8	(20)%

     Net sales for Second Quarter 2012 decreased to $690.2 million from $862.8 million for Second Quarter 2011, a decrease of $172.6 million, or (20%). This decrease resulted primarily from the CWAE Divestiture of $180.3 million, partially offset by a favorable year-over-year foreign currency translation impact of $10.9 million.
     Constellation Wines North America
     Net sales for CWNA increased to $690.2 million for Second Quarter 2012 from $655.6 million for Second Quarter 2011, an increase of $34.6 million, or 5%. This increase is primarily due to (i) a benefit of $26.9 million from wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment, (ii) favorable product mix shift in the U.S. base branded wine portfolio and (iii) a favorable year-over-year foreign currency translation impact of $10.9 million; partially offset by lower U.S. base branded wine volume.
     Constellation Wines Australia and Europe
     Net sales for CWAE decreased $207.2 million, or (100%), from Second Quarter 2011 due to the January 2011 CWAE Divestiture.
     Crown Imports
     As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

     Gross Profit
     The Company’s gross profit decreased to $283.0 million for Second Quarter 2012 from $314.2 million for Second Quarter 2011, a decrease of $31.2 million, or (10%). This decrease is primarily due to a decrease in CWAE’s gross profit of $27.3 million combined with a decrease in CWNA’s gross profit of $4.5 million. The decrease in CWAE’s gross profit is due to the January 2011 CWAE Divestiture. The decrease in CWNA’s gross profit is primarily due to (i) lower U.S. base branded wine volume, (ii) higher U.S. promotional spend and (iii) higher cost of product sold in the U.S. (due largely to higher transportation costs in the Company’s wine and spirits portfolio); partially offset by favorable product mix shift in the U.S. base branded wine portfolio. In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were lower by $0.6 million in Second Quarter 2012 versus Second Quarter 2011. Gross profit as a percent of net sales increased to 41.0% for Second Quarter 2012 from 36.4% for Second Quarter 2011 primarily due to the factors discussed above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $138.2 million for Second Quarter 2012 from $167.3 million for Second Quarter 2011, a decrease of $29.1 million, or (17%). This decrease is due to decreases in the CWAE segment of $30.5 million and the Corporate Operations and Other segment of $8.8 million, partially offset by increases in the CWNA segment of $9.4 million and unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $0.8 million. The decrease in CWAE’s selling, general and administrative expenses is due to the January 2011 CWAE Divestiture. The decrease in Corporate Operations and Other’s selling, general and administrative expenses is due to a decrease in general and administrative expenses primarily relating to lower annual management incentive compensation expense, lower expenses incurred in connection with the Company’s initiative to implement a comprehensive multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform (“Project Fusion”) and lower stock-based compensation expense. The increase in CWNA’s selling, general and administrative expenses is primarily due to an increase in advertising expenses (on a constant currency basis) of $6.7 million due largely to the launch of several new products in the segment’s U.S. branded wine portfolio. Selling, general and administrative expenses as a percent of net sales increased to 20.0% for Second Quarter 2012 as compared to 19.4% for Second Quarter 2011 primarily due to the factors discussed above.
     Restructuring Charges
     The Company recorded a credit of $0.3 million of restructuring charges for Second Quarter 2012 associated primarily with the Company’s plan (committed to in May 2011, announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the CWAE Divestiture (the “Fiscal 2012 Initiative”). Restructuring charges consisted of a credit of $0.4 million of employee termination benefit costs, partially offset by $0.1 million of facility consolidation/relocation costs. The Company recorded $13.7 million of restructuring charges for Second Quarter 2011 associated with the Company’s plan (announced in April 2009) to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”) and the Company’s plan (announced in August 2008) to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”).

     In addition, the Company incurred additional costs for Second Quarter 2012 and Second Quarter 2011 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Second Quarter 2012 and Second Quarter 2011 are as follows:

	Second	Second
	Quarter	Quarter
	2012	2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.1	$0.1

Selling, General and Administrative Expenses
Acquisition-related integration costs	$-	$0.1
Other costs	$3.1	$2.8

Restructuring Charges	$(0.3)	$13.7
     For a discussion of costs expected to be incurred for Fiscal 2012 in connection with the Company’s restructuring and acquisition-related integration plans, see “Six Months 2012 Compared to Six Months 2011 – Restructuring Charges” below.
     Operating Income
     The following table sets forth the operating income (loss) by reportable segment of the Company for Second Quarter 2012 and Second Quarter 2011.

	Second	Second
	Quarter	Quarter	% (Decrease)
	2012	2011	Increase
(in millions)
CWNA	$167.3	$181.2	(8)%
CWAE	-	(3.2)	(100)%
Corporate Operations and Other	(18.7)	(27.5)	32%
Crown Imports	125.6	131.2	(4)%
Consolidations and eliminations	(125.6)	(131.2)	4%

Total Reportable Segments	148.6	150.5	(1)%
Restructuring Charges and Unusual Items	(3.5)	(17.3)	NM

Consolidated Operating Income	$145.1	$133.2	9%

     NM = Not Meaningful
     As a result of the factors discussed above, consolidated operating income increased to $145.1 million for Second Quarter 2012 from $133.2 million for Second Quarter 2011, an increase of $11.9 million, or 9%. Restructuring charges and unusual items of $3.5 million and $17.3 million for Second Quarter 2012 and Second Quarter 2011, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Second	Second
	Quarter	Quarter
	2012	2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.1	$0.1
Flow through of inventory step-up	-	0.6

Cost of Product Sold	0.1	0.7

	Second	Second
	Quarter	Quarter
	2012	2011
(in millions)
Selling, General and Administrative Expenses
Net losses on CWAE Divestiture and related activities	0.7	-
Net foreign currency gain on contractual obligation from put option of Ruffino shareholder	(0.1)	-
Acquisition-related integration costs	-	0.1
Other costs	3.1	2.8

Selling, General and Administrative Expenses	3.7	2.9

Restructuring Charges	(0.3)	13.7

Restructuring Charges and Unusual Items	$3.5	$17.3

     Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees decreased to $64.0 million in Second Quarter 2012 from $66.4 million in Second Quarter 2011, a decrease of $2.4 million, or (4%). This decrease is primarily due to lower equity in earnings of Crown Imports.
     Net sales for Crown Imports increased to $727.0 million for Second Quarter 2012 from $679.4 million for Second Quarter 2011, an increase of $47.6 million, or 7%. This increase resulted primarily from volume growth combined with lower promotional spend and a favorable product mix shift within the Crown Imports’ Mexican beer portfolio. Second Quarter 2012 volume growth was primarily due to existing product portfolio growth in connection with recent summer advertising spend and product line extensions for certain brands within the Crown Imports’ Mexican beer portfolio combined with an overlap of unfavorable volumes for Second Quarter 2011 in connection with a brewery strike in Mexico and the June 2010 Hurricane Alex, both of which disrupted product distribution into the U.S. Crown Imports gross profit increased $18.5 million, or 10%, primarily due to these factors. Selling, general and administrative expenses increased $24.1 million, or 40%, primarily due to a planned increase in advertising spend. Operating income decreased $5.6 million, or (4%), primarily due to these factors.
     The Company currently anticipates that Crown Imports net sales and operating income for the third quarter of fiscal 2012 will be lower than the third quarter of fiscal 2011. The Crown Imports net sales and operating income both benefitted in the third quarter of fiscal 2011 from the return of wholesaler inventories in the U.S. to more normal levels following the disruption of product distribution during Second Quarter 2011. In addition, Crown Imports operating income for the third quarter of fiscal 2012 will be negatively impacted from the planned increase in advertising spend for Fiscal 2012.
     Interest Expense, Net
     Interest expense, net of interest income of $1.7 million and $0.5 million, for Second Quarter 2012 and Second Quarter 2011, respectively, decreased to $42.5 million for Second Quarter 2012 from $50.3 million for Second Quarter 2011, a decrease of $7.8 million, or (16%). The decrease resulted from lower average borrowings in total, partially offset by a higher weighted average interest rate on outstanding borrowings resulting primarily from the repayment of the lower interest rate tranche B term loan facility.

     Provision for Income Taxes
     The Company’s effective tax rate for Second Quarter 2012 and Second Quarter 2011 was 2.3% and 38.8%, respectively. The Company’s effective tax rate for Second Quarter 2012 was substantially impacted by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during Second Quarter 2012.
     Net Income
     As a result of the above factors, net income increased to $162.7 million for Second Quarter 2012 from $91.3 million for Second Quarter 2011, an increase of $71.4 million, or 78%.
Six Months 2012 Compared to Six Months 2011
     Net Sales
     The following table sets forth the net sales by reportable segment of the Company for Six Months 2012 and Six Months 2011.

	Six	Six
	Months	Months	% Increase
	2012	2011	(Decrease)
(in millions)
CWNA net sales	$1,325.5	$1,245.5	6%
CWAE net sales	-	404.8	(100)%
Crown Imports net sales	1,404.5	1,300.9	8%
Consolidations and eliminations	(1,404.5)	(1,300.9)	(8)%

Consolidated Net Sales	$1,325.5	$1,650.3	(20)%

     Net sales for Six Months 2012 decreased to $1,325.5 million from $1,650.3 million for Six Months 2011, a decrease of $324.8 million, or (20%). This decrease resulted primarily from the CWAE Divestiture of $350.4 million, partially offset by an increase in U.S. base branded wine net sales of $22.5 million.
     Constellation Wines North America
     Net sales for CWNA increased to $1,325.5 million for Six Months 2012 from $1,245.5 million for Six Months 2011, an increase of $80.0 million, or 6%. This increase is primarily due to favorable product mix shift in the U.S. base branded wine portfolio combined with a benefit of $54.4 million from wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment, partially offset by lower U.S. base branded wine volume.
     Constellation Wines Australia and Europe
     Net sales for CWAE decreased $404.8 million, or (100%), from Six Months 2011 due to the January 2011 CWAE Divestiture.
     Crown Imports
     As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

     Gross Profit
     The Company’s gross profit decreased to $534.0 million for Six Months 2012 from $584.2 million for Six Months 2011, a decrease of $50.2 million, or (9%). This decrease is primarily due to a decrease in CWAE’s gross profit of $55.5 million, partially offset by an increase in CWNA’s gross profit of $2.9 million. The decrease in CWAE’s gross profit is due to the January 2011 CWAE Divestiture. The increase in CWNA’s gross profit is primarily due to favorable product mix shift in the U.S. base branded wine portfolio and a benefit of $9.7 million from lower-margin wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment, partially offset by lower U.S. base branded wine volume and higher cost of product sold in the U.S. (due largely to higher costs for transportation and imported products in the Company’s wine and spirits portfolio). In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were lower by $2.4 million in Six Months 2012 versus Six Months 2011. Gross profit as a percent of net sales increased to 40.3% for Six Months 2012 from 35.4% for Six Months 2011 primarily due to the factors discussed above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $276.4 million for Six Months 2012 from $336.1 million for Six Months 2011, a decrease of $59.7 million, or (18%). This decrease is due to decreases in the CWAE segment of $61.5 million and the Corporate Operations and Other segment of $14.2 million, partially offset by increases in the CWNA segment of $12.7 million and unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $3.3 million. The decrease in CWAE’s selling, general and administrative expenses is due to the January 2011 CWAE Divestiture. The decrease in Corporate Operations and Other’s selling, general and administrative expenses is due to a decrease in general and administrative expenses primarily relating to lower expenses incurred in connection with Project Fusion and lower annual management incentive compensation expense. The increase in CWNA’s selling, general and administrative expenses is primarily due to an increase in advertising expenses (on a constant currency basis) of $7.5 million and an unfavorable year-over-year foreign currency translation impact of $4.3 million. The increase in advertising expenses is due largely to the launch of several new products in the segment’s U.S. branded wine portfolio. Selling, general and administrative expenses as a percent of net sales increased to 20.9% for Six Months 2012 as compared to 20.4% for Six Months 2011 primarily due to the factors discussed above.
     Restructuring Charges
     The Company recorded $10.8 million of restructuring charges for Six Months 2012 associated primarily with the Fiscal 2012 Initiative. Restructuring charges consisted of $10.7 million of employee termination benefit costs and $0.1 million of facility consolidation/relocation costs. The Company recorded $18.6 million of restructuring charges for Six Months 2011 associated primarily with the Company’s Global Initiative and Australian Initiative.
     In addition, the Company incurred additional costs for Six Months 2012 and Six Months 2011 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Six Months 2012 and Six Months 2011 are as follows:

	Six	Six
	Months	Months
	2012	2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.3	$1.1

Selling, General and Administrative Expenses
Net gain on sale of nonstrategic assets	$-	$(1.0)
Acquisition-related integration costs	$-	$0.2
Other costs	$4.2	$3.7

Restructuring Charges	$10.8	$18.6
     The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2012.

Expected
Fiscal
2012
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.3

Selling, General and Administrative Expenses
Other costs	$11.4

Restructuring Charges	$11.8
     Operating Income
     The following table sets forth the operating income (loss) by reportable segment of the Company for Six Months 2012 and Six Months 2011.

	Six	Six
	Months	Months	% (Decrease)
	2012	2011	Increase
(in millions)
CWNA	$303.9	$313.7	(3)%
CWAE	-	(6.0)	(100)%
Corporate Operations and Other	(39.8)	(54.0)	26%
Crown Imports	245.4	240.1	2%
Consolidations and eliminations	(245.4)	(240.1)	(2)%

Total Reportable Segments	264.1	253.7	4%
Restructuring Charges and Unusual Items	(17.3)	(24.2)	NM

Consolidated Operating Income	$246.8	$229.5	8%

     As a result of the factors discussed above, consolidated operating income increased to $246.8 million for Six Months 2012 from $229.5 million for Six Months 2011, an increase of $17.3 million, or 8%. Restructuring charges and unusual items of $17.3 million and $24.2 million for Six Months 2012 and Six Months 2011, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Six	Six
	Months	Months
	2012	2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.3	$1.1
Flow through of inventory step-up	-	1.6

Cost of Product Sold	0.3	2.7

Selling, General and Administrative Expenses
Net foreign currency loss on contractual obligation from put option of Ruffino shareholder	2.1	-
Net gains on CWAE Divestiture and related activities	(0.1)	-
Net gain on sale of nonstrategic assets	-	(1.0)
Acquisition-related integration costs	-	0.2
Other costs	4.2	3.7

Selling, General and Administrative Expenses	6.2	2.9

Restructuring Charges	10.8	18.6

Restructuring Charges and Unusual Items	$17.3	$24.2

     Equity in Earnings of Equity Method Investees
     The Company’s equity in earnings of equity method investees increased to $126.2 million in Six Months 2012 from $120.9 million in Six Months 2011, an increase of $5.3 million, or 4%. This increase is primarily due to higher equity in earnings from the Company’s Ruffino and Crown Imports equity method investments. The increase in equity in earnings of Ruffino is due largely to favorable product mix shift and an overlap of prior year losses on foreign currency transactions. The increase in equity in earnings of Crown Imports is primarily due to volume growth within the Crown Imports’ Mexican beer portfolio, partially offset by a planned increase in advertising spend, as further discussed below.
     Net sales for Crown Imports increased to $1,404.5 million for Six Months 2012 from $1,300.9 million for Six Months 2011, an increase of $103.6 million, or 8%. This increase resulted primarily from volume growth within the Crown Imports’ Mexican beer portfolio. Six Months 2012 volume growth was primarily due to the overlap of unfavorable volumes for Six Months 2011 in connection with a brewery strike in Mexico and the June 2010 Hurricane Alex, both of which disrupted product distribution into the U.S., coupled with the continuing launch of the Victoria brand which began during the Company’s fourth quarter of fiscal 2011. Crown Imports gross profit increased $41.9 million, or 11%, primarily due to the volume growth combined with lower promotional spend and a favorable product mix shift within the Crown Imports’ Mexican beer portfolio. Selling, general and administrative expenses increased $36.6 million, or 29%, primarily due to a planned increase in advertising spend. Operating income increased $5.3 million, or 2%, primarily due to these factors.

     Interest Expense, Net
          Interest expense, net of interest income of $3.4 million and $1.7 million, for Six Months 2012 and Six Months 2011, respectively, decreased to $86.8 million for Six Months 2012 from $98.8 million for Six Months 2011, a decrease of $12.0 million, or (12%). The decrease resulted from lower average borrowings in total, partially offset by a higher weighted average interest rate on outstanding borrowings resulting primarily from the repayment of the lower interest rate tranche B term loan facility.
     Provision for Income Taxes
          The Company’s effective tax rate for Six Months 2012 and Six Months 2011 was 17.1% and 44.2%, respectively. The Company’s effective tax rate for Six Months 2012 was substantially impacted by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during Six Months 2012. The Company’s effective tax rate for Six Months 2011 includes the recognition of a valuation allowance against deferred tax assets in the U.K. of $30.1 million, partially offset by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during Six Months 2011.
     Net Income
          As a result of the above factors, net income increased to $237.2 million for Six Months 2012 from $140.4 million for Six Months 2011, an increase of $96.8 million, or 69%.
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
          As of September 30, 2011, the Company had $631.9 million in revolving loans available to be drawn under its 2006 Credit Agreement. The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.

Six Months 2012 Cash Flows
          Operating Activities
          Net cash provided by operating activities for Six Months 2012 was $517.4 million, which resulted primarily from net income of $237.2 million, plus net noncash items charged to the Consolidated Statements of Operations of $110.5 million and net cash provided by the net change in the Company’s operating assets and liabilities of $149.8 million.
          The net noncash items consisted primarily of depreciation expense, deferred tax provision and stock-based compensation expense. The net cash provided by the net change in the Company’s operating assets and liabilities resulted primarily from a decrease in inventories of $118.7 million and an increase in other accrued expenses and liabilities of $83.0 million, partially offset by an increase in accounts receivable, net, of $84.5 million. The decrease in inventories and the increase in accounts receivable, net, were both due largely to seasonality as January and February are typically the Company’s lowest selling months. The increase in other accrued expenses and liabilities is due largely to an increase in current income taxes payable due primarily to a refund of $85.5 million received in the first quarter of fiscal 2012 associated with the recognition of income tax benefits in the fourth quarter of fiscal 2011 in connection with the January 2011 CWAE Divestiture.
     Investing Activities
          Net cash used in investing activities for Six Months 2012 was $73.2 million, which resulted primarily from capital expenditures of $39.2 million and payments of post-closing adjustments and direct costs associated with the January 2011 CWAE Divestiture of $28.8 million.
     Financing Activities
          Net cash used in financing activities for Six Months 2012 was $444.3 million resulting primarily from principal payments of long-term debt of $419.9 million and purchases of treasury stock of $187.5 million (see “Share Repurchase” below), partially offset by net proceeds from notes payable of $113.3 million and proceeds from exercises of employee stock options of $39.0 million.
Share Repurchase
          In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. The Board of Directors did not specify a date upon which this authorization would expire. Share repurchases under this authorization are expected to be accomplished from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions, and management currently expects that the repurchases under this authorization will be implemented over a multi-year period. The Company may fund share repurchases with cash generated from operations or proceeds of borrowings under its senior credit facility. Any repurchased shares will become treasury shares.

          During Six Months 2012, the Company repurchased 9,766,888 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $187.5 million, or an average cost of $19.20 per share, through open market transactions. Subsequent to August 31, 2011, and through October 11, 2011, the Company repurchased an additional 4,751,600 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $85.7 million, or an average cost of $18.02 per share, through open market transactions. In total, the Company has repurchased 14,518,488 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $273.2 million, or an average cost of $18.82 per share. The Company used revolver borrowings under the 2006 Credit Agreement and cash flows from operating activities to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.
Debt
          Total debt outstanding as of August 31, 2011, amounted to $2,946.4 million, a decrease of $289.9 million from February 28, 2011.
          Senior Credit Facility
          2006 Credit Agreement
          The Company and certain of its U.S. subsidiaries, JPMorgan Chase Bank, N.A. as a lender and administrative agent, and certain other agents, lenders, and financial institutions are parties to a credit agreement, as amended (the “2006 Credit Agreement”). The 2006 Credit Agreement provides for aggregate credit facilities of $3,842.0 million, consisting of (i) a $1,200.0 million tranche A term loan facility with an original final maturity in June 2011, fully repaid as of February 28, 2011, (ii) a $1,800.0 million tranche B term loan facility, of which $1,500.0 million has a final maturity in June 2013 (the “2013 Tranche B Term Loans”) and $300.0 million has a final maturity in June 2015 (the “2015 Tranche B Term Loans”), and (iii) an $842.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million), of which $192.0 million terminated in June 2011 and $650.0 million terminates in June 2013 (the “2013 Revolving Facility”). The Company uses its revolving credit facility under the 2006 Credit Agreement for general corporate purposes.
          As of August 31, 2011, following the prepayment of $400.0 million of the tranche B term loan facility during the first quarter of fiscal 2012, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 1.8%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.0%, 2013 Revolving Facility of $189.8 million bearing an interest rate of 2.7%, outstanding letters of credit of $12.8 million, and $447.4 million in revolving loans available to be drawn.
          As of August 31, 2011, the required principal repayments of the tranche B term loan facility for the remaining six months of fiscal 2012 and for each of the four succeeding fiscal years are as follows:

Tranche B
Term Loan
Facility
(in millions)
2012	$-
2013	314.1
2014	314.1
2015	99.7
2016	98.7

$826.6

          As of September 30, 2011, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 1.9%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.0%, 2013 Revolving Facility of $5.4 million bearing an interest rate of 2.1%, outstanding letters of credit of $12.7 million, and $631.9 million in revolving loans available to be drawn.
          In June 2010, the Company entered into a five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For Six Months 2012 and Six Months 2011, and for Second Quarter 2012 and Second Quarter 2011, the Company did not reclassify any amount from Accumulated Other Comprehensive Income to interest expense, net on its Consolidated Statements of Operations.
Accounting Guidance Not Yet Adopted
          Fair value measurement –
          In May 2011, the FASB issued amended guidance to achieve common fair value measurement and disclosure requirements under generally accepted accounting principles in the U.S. and International Financial Reporting Standards. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.
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
          Intangibles – goodwill and other –
          In September 2011, the FASB issued amended guidance for goodwill impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. If an entity concludes otherwise, the entity would be required to complete the two-step impairment test by calculating the fair value of the reporting unit and then comparing the fair value with the carrying amount of the reporting unit. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.

Information Regarding Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation the statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected restructuring charges, accelerated depreciation and other costs, (iii) information concerning expected or potential actions of third parties, (iv) information concerning the future expected balance of supply and demand for wine, (v) information regarding net sales and operating income for the U.S. and for Crown Imports, and (vi) the duration of the share repurchase implementation are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i) the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual consumer demand, (ii) the Company’s restructuring charges, accelerated depreciation and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets identified for sale, product portfolio rationalizations, production footprint, and/or other costs of implementation, (iii) the net sales and operating income for the U.S. and for Crown Imports may vary materially from current expectations due to actual sales experience and actual advertising spend for Crown Imports, and (iv) the amount and timing of any share repurchases may vary due to market conditions, the Company’s cash and debt position, and other factors as determined by management from time to time. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

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
          Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of August 31, 2011, the Company had exposures to foreign currency risk primarily related to the euro, New Zealand dollar, and Canadian dollar.
          As of August 31, 2011, and August 31, 2010, the Company had outstanding foreign currency derivative instruments with a notional value of $689.1 million and $1,290.4 million, respectively. As of August 31, 2011, approximately 80.3% of the Company’s balance sheet exposures and forecasted transactional exposures for the remaining six months of fiscal 2012 were hedged. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $23.7 million and $14.7 million as of August 31, 2011, and August 31, 2010, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of August 31, 2011, and August 31, 2010, the fair value of open foreign currency contracts would have been increased by $1.9 million and decreased by $9.9 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.
          The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,078.7 million and $2,031.1 million as of August 31, 2011, and August 31, 2010, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2011, and August 31, 2010, would have resulted in a decrease in the fair value of the fixed interest rate long-term debt by $84.9 million and $95.8 million, respectively.
          As of August 31, 2011, the Company had outstanding cash flow designated interest rate swap agreements to minimize interest rate volatility. As of August 31, 2011, the swap agreements fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $41.5 million as of August 31, 2011. A hypothetical 1% increase from prevailing interest rates as of August 31, 2011, would have favorably increased the fair value of the interest rate swap agreements by $25.5 million.
          In addition to the $2,078.7 million and $2,031.1 million estimated fair value of fixed rate debt outstanding as of August 31, 2011, and August 31, 2010, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of August 31, 2011, and August 31, 2010, the estimated fair value of the Company’s total variable rate debt, including current maturities, was $999.3 million and $1,789.1 million, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2011, and August 31, 2010, would have resulted in a decrease in the fair value of the variable interest rate long-term debt by $18.2 million and $39.2 million, respectively.

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
Internal Control Over Financial Reporting
          In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Approximate Dollar
			Purchased as Part	Value of Shares
	Total Number	Average Price	of a Publicly	That May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program(1)
June 1 – 30, 2011	-	$-	-	$500,000,000
July 1 – 31, 2011	1,522,809	20.72	1,522,809	$468,446,140
August 1 – 31, 2011	8,244,079	18.92	8,244,079	$312,473,533

Total	9,766,888	$19.20	9,766,888	$312,473,533	(2)

(1)	On April 7, 2011, the Company announced that its Board of Directors had authorized the repurchase from time to time of up to an aggregate amount of $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). The Board of Directors did not specify a date upon which the 2012 Authorization would expire.

(2)	Subsequent to August 31, 2011 and through October 11, 2011, the Company repurchased an additional 4,751,600 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $85.7 million, or an average cost of $18.02 per share, through open market transactions, thereby reducing the approximate dollar value of shares that may yet be purchased under the 2012 Authorization subsequent to October 11, 2011 to $226.8 million.

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

CONSTELLATION BRANDS, INC.
Dated: October 11, 2011	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President,
Finance and Controller

Dated: October 11, 2011	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and
Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.

2.1
Share Subscription Agreement, dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holding Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 23, 2010, filed December 28, 2010 and incorporated herein by reference).

2.2
Deed of Amendment and Restatement dated January 31, 2011 to the Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holding Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd. and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 31, 2011, filed February 4, 2011 and incorporated herein by reference).

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

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).#

4.1
Indenture, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.2
Supplemental Indenture No. 1, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.3
Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

4.4
Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).#

4.5
Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).#

4.6
Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

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

4.12
Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).#

4.13
Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).#

4.14
Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

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

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. 1350 (filed herewith).

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets as of August 31, 2011 and February 28, 2011, (ii) Consolidated Statements of Operations for the six months and the three months ended August 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*
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