Form 10-Q
period 2011-11-30
CONSTELLATION BRANDS, INC.
filed 2012-01-09
CIK 16918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2011, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	176,087,973
Class B Common Stock, par value $.01 per share	23,578,116
Class 1 Common Stock, par value $.01 per share	11,500

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. For further information regarding such forward-looking statements, risks and uncertainties, please see “Information Regarding Forward-Looking Statements” under Part I—Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	November 30,	February 28,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash investments	$55.8	$9.2
Accounts receivable, net	569.2	417.4
Inventories	1,463.5	1,369.3
Prepaid expenses and other	90.0	287.1

Total current assets	2,178.5	2,083.0
PROPERTY, PLANT AND EQUIPMENT, net	1,251.7	1,219.6
GOODWILL	2,602.2	2,619.8
INTANGIBLE ASSETS, net	897.6	886.3
OTHER ASSETS, net	295.2	358.9

Total assets	$7,225.2	$7,167.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$352.3	$83.7
Current maturities of long-term debt	174.4	15.9
Accounts payable	270.6	129.2
Accrued excise taxes	23.5	14.2
Other accrued expenses and liabilities	357.4	419.9

Total current liabilities	1,178.2	662.9

LONG-TERM DEBT, less current maturities	2,577.9	3,136.7

DEFERRED INCOME TAXES	594.3	583.1

OTHER LIABILITIES	236.8	233.0

COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 233,163,859 shares at November 30, 2011, and 230,290,798 shares at February 28, 2011	2.3	2.3
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,583,916 shares at November 30, 2011, and 28,617,758 shares at February 28, 2011	0.3	0.3
Additional paid-in capital	1,672.6	1,602.4
Retained earnings	2,004.3	1,662.3
Accumulated other comprehensive income	127.8	188.8

	3,807.3	3,456.1

Less: Treasury stock -
Class A Common Stock, 56,854,694 shares at November 30, 2011, and 42,739,831 shares at February 28, 2011, at cost	(1,167.1)	(902.0)
Class B Convertible Common Stock, 5,005,800 shares at November 30, 2011, and February 28, 2011, at cost	(2.2)	(2.2)

	(1,169.3)	(904.2)

Total stockholders’ equity	2,638.0	2,551.9

Total liabilities and stockholders’ equity	$7,225.2	$7,167.6

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2011	2010	2011	2010
SALES	$2,270.1	$3,224.5	$789.0	$1,191.4
Less - excise taxes	(243.9)	(607.8)	(88.3)	(225.0)

Net sales	2,026.2	2,616.7	700.7	966.4
COST OF PRODUCT SOLD	(1,209.3)	(1,680.6)	(417.8)	(614.5)

Gross profit	816.9	936.1	282.9	351.9
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(398.2)	(512.2)	(121.8)	(176.1)
RESTRUCTURING CHARGES	(11.6)	(17.4)	(0.8)	1.2
IMPAIRMENT OF INTANGIBLE ASSETS	-	(6.9)	-	(6.9)

Operating income	407.1	399.6	160.3	170.1
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	179.5	192.3	53.3	71.4
INTEREST EXPENSE, net	(133.1)	(147.9)	(46.3)	(49.1)

Income before income taxes	453.5	444.0	167.3	192.4
PROVISION FOR INCOME TAXES	(111.5)	(164.3)	(62.5)	(53.1)

NET INCOME	$342.0	$279.7	$104.8	$139.3

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$1.67	$1.33	$0.53	$0.67

Basic - Class B Convertible Common Stock	$1.52	$1.21	$0.48	$0.61

Diluted - Class A Common Stock	$1.62	$1.30	$0.52	$0.65

Diluted - Class B Convertible Common Stock	$1.49	$1.20	$0.47	$0.60

Weighted average common shares outstanding:
Basic - Class A Common Stock	183.348	188.154	176.293	186.272
Basic - Class B Convertible Common Stock	23.594	23.706	23.585	23.680

Diluted - Class A Common Stock	210.666	214.515	202.933	213.110
Diluted - Class B Convertible Common Stock	23.594	23.706	23.585	23.680

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Nine Months Ended November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$342.0	$279.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	71.6	91.9
Stock-based compensation expense	37.5	39.8
Deferred tax provision	36.8	72.2
Equity in earnings of equity method investees, net of distributed earnings	27.1	(0.4)
Amortization of intangible and other assets	9.0	11.0
Gain on business sold, net	(3.0)	-
Gain on contractual obligation from put option of Ruffino shareholder	(2.5)	-
Impairment of intangible assets	-	6.9
Loss on disposal or impairment of long-lived assets, net	-	1.2
Change in operating assets and liabilities:
Accounts receivable, net	(139.5)	(344.3)
Inventories	(37.8)	52.5
Prepaid expenses and other current assets	13.6	7.9
Accounts payable	135.3	72.6
Accrued excise taxes	9.4	20.5
Other accrued expenses and liabilities	133.9	76.4
Other, net	7.4	(18.5)

Total adjustments	298.8	89.7

Net cash provided by operating activities	640.8	369.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(54.1)	(70.1)
Purchase of business, net of cash acquired	(51.5)	-
Payments related to sale of business	(26.9)	(1.6)
Investments in equity method investees	(0.1)	(29.7)
Proceeds from redemption of available-for-sale debt securities	20.2	-
Proceeds from note receivable	1.0	60.0
Proceeds from sales of assets	0.6	15.5
Other investing activities	(7.9)	0.8

Net cash used in investing activities	(118.7)	(25.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(470.5)	(101.1)
Purchases of treasury stock	(281.3)	(300.0)
Payment of minimum tax withholdings on stock-based payment awards	(2.2)	(0.4)
Net proceeds from (repayment of) notes payable	223.2	(16.7)
Proceeds from exercises of employee stock options	42.3	35.8
Proceeds from excess tax benefits from stock-based payment awards	11.1	7.1
Proceeds from employee stock purchases	2.4	2.1
Payment of financing costs of long-term debt	-	(0.2)

Net cash used in financing activities	(475.0)	(373.4)

Effect of exchange rate changes on cash and cash investments	(0.5)	1.6

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	46.6	(27.5)
CASH AND CASH INVESTMENTS, beginning of period	9.2	43.5

CASH AND CASH INVESTMENTS, end of period	$55.8	$16.0

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$23.4	$18.3

Fair value of assets acquired, including cash acquired	$155.7	$-
Liabilities assumed	(132.2)	-

Net assets acquired	23.5	-
Plus - settlement of contractual obligation from put option of shareholder	56.7	-
Less - fair value of previously owned 49.9% equity interest	(11.6)	-
Less - cash acquired	(17.1)	-

Net cash paid for purchase of business	$51.5	$-

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

Intangibles – goodwill and other –

Effective March 1, 2011, the Company adopted the FASB amended guidance for when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amended guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. Any resulting goodwill impairment upon adoption should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The adoption of this amended guidance on March 1, 2011, did not have a material impact on the Company’s consolidated financial statements.

3.	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2011	February 28, 2011
(in millions)
Raw materials and supplies	$41.8	$38.2
In-process inventories	1,110.1	1,012.1
Finished case goods	311.6	319.0

	$1,463.5	$1,369.3

4.	PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	November 30, 2011	February 28, 2011
(in millions)
Income taxes receivable	$19.8	$193.8
Deferred tax assets	34.4	42.1
Other	35.8	51.2

	$90.0	$287.1

5.	DERIVATIVE INSTRUMENTS:

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

Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of November 30, 2011, and February 28, 2011, the Company had undesignated foreign currency contracts outstanding with a notional value of $185.5 million and $160.0 million, respectively. The Company had no undesignated interest rate swap agreements outstanding as of November 30, 2011, and February 28, 2011.

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

Cash flow hedges:

The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and, historically, third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument became no longer effective immediately in the Company’s Consolidated Statements of Operations. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately on the Company’s Consolidated Statements of Operations in selling, general and administrative expenses.

The Company records the fair value of its foreign currency and interest rate swap contracts qualifying for cash flow hedge accounting treatment in its consolidated balance sheet with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI (as defined in Note 15)). These deferred gains or losses are recognized in the Company’s Consolidated Statements of Operations in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of this derivative instrument is immediately recognized on the Company’s Consolidated Statements of Operations in selling, general and administrative expenses.

As of November 30, 2011, and February 28, 2011, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $324.5 million and $166.4 million, respectively. In addition, as of November 30, 2011, and February 28, 2011, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $500.0 million (see Note 10). The Company expects $0.1 million of net gains, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

Fair value hedges:

Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the nine months and three months ended November 30, 2011, and November 30, 2010.

Net investment hedges:

Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the nine months and three months ended November 30, 2011, and November 30, 2010.

Fair values of derivative instruments:

The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows:

Balance Sheet Location	November 30, 2011	February 28, 2011
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$8.5	$11.0
Other accrued expenses and liabilities	$1.5	$3.4
Other assets, net	$3.2	$2.8
Other liabilities	$1.7	$0.9

Interest rate swap contracts
Other accrued expenses and liabilities	$12.6	$6.1
Other assets, net	$-	$1.7
Other liabilities	$30.2	$-

Derivative instruments not designated as hedging instruments
Foreign currency contracts
Prepaid expenses and other	$1.7	$3.2
Other accrued expenses and liabilities	$2.8	$1.0
Other assets, net	$0.3	$-
Other liabilities	$0.5	$-

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Operations, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Nine Months Ended November 30, 2011
Foreign currency contracts	$5.5	Sales	$4.4
Foreign currency contracts	2.1	Cost of product sold	1.6
Interest rate swap contracts	(23.4)	Interest expense, net	(2.0)

Total	$(15.8)	Total	$4.0

For the Nine Months Ended November 30, 2010
Foreign currency contracts	$6.1	Sales	$10.6
Foreign currency contracts	1.0	Cost of product sold	2.7
Interest rate swap contracts	(10.5)	Interest expense, net	-

Total	$(3.4)	Total	$13.3

For the Three Months Ended November 30, 2011
Foreign currency contracts	$(1.5)	Sales	$1.7
Foreign currency contracts	(4.1)	Cost of product sold	1.0
Interest rate swap contracts	(0.8)	Interest expense, net	(2.0)

Total	$(6.4)	Total	$0.7

For the Three Months Ended November 30, 2010
Foreign currency contracts	$6.0	Sales	$2.7
Foreign currency contracts	3.1	Cost of product sold	1.4
Interest rate swap contracts	1.5	Interest expense, net	-

Total	$10.6	Total	$4.1

Derivative Instruments in Designated Cash Flow Hedging Relationships		Location of Net Gain Recognized in Income (Ineffective portion)	Net Gain Recognized in Income (Ineffective portion)
(in millions)
For the Nine Months Ended November 30, 2011
Foreign currency contracts		Selling, general and administrative expenses	$1.4

For the Nine Months Ended November 30, 2010
Foreign currency contracts		Selling, general and administrative expenses	$1.6

For the Three Months Ended November 30, 2011
Foreign currency contracts		Selling, general and administrative expenses	$0.6

For the Three Months Ended November 30, 2010
Foreign currency contracts		Selling, general and administrative expenses	$0.9

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations is as follows:

Derivative Instruments not Designated as Hedging Instruments	Location of Net (Loss) Gain Recognized in Income	Net (Loss) Gain Recognized in Income
(in millions)
For the Nine Months Ended November 30, 2011
Foreign currency contracts	Selling, general and administrative expenses	$(2.8)

For the Nine Months Ended November 30, 2010
Foreign currency contracts	Selling, general and administrative expenses	$7.0

For the Three Months Ended November 30, 2011
Foreign currency contracts	Selling, general and administrative expenses	$(7.6)

For the Three Months Ended November 30, 2010
Foreign currency contracts	Selling, general and administrative expenses	$8.0

Credit risk:

The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2011, the fair value of derivative instruments in a net liability position due to counterparties was $45.1 million. If the Company were required to settle the net liability position under these derivative instruments on November 30, 2011, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:

Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of November 30, 2011, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of November 30, 2011, the fair value of derivative instruments in a net receivable position due from counterparties was $9.5 million.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	November 30, 2011		February 28, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$55.8	$55.8	$9.2	$9.2
Accounts receivable	$567.7	$567.7	$416.2	$416.2
Available-for-sale debt securities	$25.1	$25.1	$40.8	$40.8
Foreign currency contracts	$13.7	$13.7	$17.0	$17.0
Interest rate swap contracts	$-	$-	$1.7	$1.7
Notes receivable	$4.9	$4.9	$6.0	$6.0

Liabilities:
Notes payable to banks	$352.3	$348.1	$83.7	$83.8
Accounts payable	$270.6	$270.6	$129.2	$129.2
Long-term debt, including current portion	$2,752.3	$2,934.8	$3,152.6	$3,298.2
Foreign currency contracts	$6.5	$6.5	$5.3	$5.3
Interest rate swap contracts	$42.8	$42.8	$6.1	$6.1

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

Fair value measurements –

The FASB guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires disclosures about fair value measurements. This guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. The fair value measurement guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; and Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2011
Assets:
AFS debt securities	$-	$-	$25.1	$25.1
Foreign currency contracts	$-	$13.7	$-	$13.7
Liabilities:
Foreign currency contracts	$-	$6.5	$-	$6.5
Interest rate swap contracts	$-	$42.8	$-	$42.8

February 28, 2011
Assets:
AFS debt securities	$-	$-	$40.8	$40.8
Foreign currency contracts	$-	$17.0	$-	$17.0
Interest rate swap contracts	$-	$1.7	$-	$1.7
Liabilities:
Foreign currency contracts	$-	$5.3	$-	$5.3
Interest rate swap contracts	$-	$6.1	$-	$6.1

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

AFS Debt Securities
(in millions)
Balance at February 28, 2011	$40.8
Total net gains:
Included in earnings (interest expense, net)	4.5
Included in other comprehensive income (net unrealized gains on AFS debt securities)	1.5

Total net gains	6.0
Settlements	(21.7)
Transfers in and/or out of Level 3	-

Balance at November 30, 2011	$25.1

In the third quarter of fiscal 2012, the Company received cash proceeds of $21.7 million, consisting of proceeds for principal of $20.2 million and proceeds for interest of $1.5 million, in connection with the early redemption of certain of the AFS debt securities. In addition, the Company reclassified net gains of $3.2 million, net of income tax effect, from AOCI to selling, general and administrative expenses on the Company’s Consolidated Statements of Operations for the nine months and three months ended November 30, 2011.

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented.

	$000,000.00	$000,000.00	$000,000.00	$000,000.00
	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Nine Months Ended November 30, 2010
Long-lived assets held for sale	$-	$-	$4.1	$5.8
Trademarks	-	-	-	6.9

Total	$-	$-	$4.1	$12.7

For the Three Months Ended November 30, 2010
Trademarks	$-	$-	$-	$6.9

Total	$-	$-	$-	$6.9

Long-lived assets held for sale:

For the nine months ended November 30, 2010, in connection with the Company’s plan announced in August 2008 to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with its then existing Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”), long-lived assets held for sale with a carrying value of $10.1 million were written down to their estimated fair value of $4.1 million, less cost to sell (which was estimated to be minimal), resulting in a loss of $5.8 million, which is included in restructuring charges on the Company’s Consolidated Statements of Operations. These assets consisted primarily of certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. As such, these assets were written down to a value based on the Company’s estimate of fair value less cost to sell. The fair value was determined based on a market value approach adjusted for the different characteristics between assets measured and the assets upon which the observable inputs were based.

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

7.	GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Constellation Wines North America (“CWNA”)	Constellation Wines Australia and Europe (“CWAE”)	Crown Imports LLC	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 28, 2010
Goodwill	$2,570.6	$852.6	$13.0	$(13.0)	$3,423.2
Accumulated impairment losses	-	(852.6)	-	-	(852.6)

	2,570.6	-	13.0	(13.0)	2,570.6
Foreign currency translation adjustments	49.2	-	-	-	49.2
Divestiture of business
Goodwill	-	(852.6)	-	-	(852.6)
Accumulated impairment losses	-	852.6	-	-	852.6

Balance, February 28, 2011
Goodwill	2,619.8	-	13.0	(13.0)	2,619.8
Accumulated impairment losses	-	-	-	-	-

	2,619.8	-	13.0	(13.0)	2,619.8
Foreign currency translation adjustments	(17.6)	-	-	-	(17.6)

Balance, November 30, 2011
Goodwill	2,602.2	-	13.0	(13.0)	2,602.2
Accumulated impairment losses	-	-	-	-	-

	$2,602.2	$-	$13.0	$(13.0)	$2,602.2

Divestiture of the Australian and U.K. Business –

In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $268.4 million. As of November 30, 2011, the Company has received cash proceeds of $194.4 million, net of cash divested of $15.8 million, direct costs paid of $11.4 million and post-closing adjustments paid of $17.8 million. The Company has retained a less than 20% interest in its previously owned Australian and U.K. business, Accolade Wines (“Accolade”) (see Note 9). The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture.

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested and post-closing adjustments paid	205.8
Retained interest in Accolade	48.2
Foreign currency reclassification	678.8
Indemnification liabilities (see Note 12)	(25.4)
Direct costs to sell, paid and accrued	(13.2)
Other	8.0

Net gain on sale	168.1
Loss on settlement of pension obligations	(109.9)

Net gain	$58.2

Of the $58.2 million net gain, $55.2 million was recognized for the fourth quarter of fiscal 2011. The Company recognized net gains of $3.0 million and $2.2 million for the nine months and three months ended November 30, 2011, respectively. In addition, the Company’s CWAE segment recorded an additional net gain of $28.5 million for the fourth quarter of fiscal 2011, primarily associated with a net gain on derivative instruments of $20.8 million, related to this divestiture. For the nine months and three months ended November 30, 2011, the Company recorded an additional net loss of $0.8 million and $0.1 million, respectively, related to this divestiture. Total net gains associated with this divestiture of $85.9 million are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. Of this amount, $83.7 million of net gains was recognized for the year ended February 28, 2011, and net gains of $2.2 million and $2.1 million were recognized for the nine months and three months ended November 30, 2011, respectively.

8.	INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	November 30, 2011		February 28, 2011
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$82.1	$59.7	$83.2	$64.1
Other	5.3	2.5	2.6	-

Total	$87.4	62.2	$85.8	64.1

Nonamortizable intangible assets:
Trademarks		829.9		816.5
Other		5.5		5.7

Total		835.4		822.2

Total intangible assets, net		$897.6		$886.3

The Company did not incur costs to renew or extend the term of acquired intangible assets during the nine months and three months ended November 30, 2011, and November 30, 2010. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $3.8 million and $4.2 million for the nine months ended November 30, 2011, and November 30, 2010, respectively, and $1.3 million and $1.4 million for the three months ended November 30, 2011, and November 30, 2010, respectively. Estimated amortization expense for the remaining three months of fiscal 2012 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2012	$1.3
2013	$5.4
2014	$5.4
2015	$5.0
2016	$5.0
2017	$4.7
Thereafter	$35.4

9.	INVESTMENTS:

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

The Company accounts for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of November 30, 2011, and February 28, 2011, the Company’s investment in Crown Imports was $147.0 million and $183.3 million, respectively. The carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite-lived intangible assets contributed to Crown Imports by each party. The Company received $202.0 million and $186.0 million of cash distributions from Crown Imports for the nine months ended November 30, 2011, and November 30, 2010, respectively, all of which represent distributions of earnings.

Constellation Beers provides certain administrative services to Crown Imports. Amounts related to the performance of these services for the nine months and three months ended November 30, 2011, and November 30, 2010, were not material. In addition, as of November 30, 2011, and February 28, 2011, amounts receivable from Crown Imports were not material.

The following table presents summarized financial information for the Company’s Crown Imports equity method investment. The amounts shown represent 100% of this equity method investment’s results of operations.

Crown Imports
(in millions)
For the Nine Months Ended November 30, 2011
Net sales	$1,945.0
Gross profit	$567.5
Income from continuing operations	$331.5
Net income	$331.5

For the Nine Months Ended November 30, 2010
Net sales	$1,912.5
Gross profit	$546.5
Income from continuing operations	$355.0
Net income	$355.0

For the Three Months Ended November 30, 2011
Net sales	$540.5
Gross profit	$157.6
Income from continuing operations	$86.5
Net income	$86.5

For the Three Months Ended November 30, 2010
Net sales	$611.6
Gross profit	$178.5
Income from continuing operations	$115.8
Net income	$115.8

Ruffino:

In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. For the year ended February 28, 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should affect the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. For the nine months ended November 30, 2011, the Company recognized a net foreign currency loss of $2.1 million on this contingent obligation recorded in the fourth quarter of fiscal 2011. This net loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of February 28, 2011, the Company’s investment in Ruffino was $7.4 million.

On October 5, 2011, the Company acquired the 50.1% shareholder’s entire equity interest in Ruffino for €50.3 million ($68.6 million). In conjunction with this acquisition, all of the aforementioned legal actions were settled. As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.1 million ($73.0 million). The purchase price was financed with revolver borrowings under the 2006 Credit Agreement. In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed have been measured at their acquisition-date fair values. The acquisition of Ruffino was not material for purposes of supplemental disclosure per the FASB guidance on business combinations. In connection with the acquisition of Ruffino, the Company recognized net gains of $9.1 million related primarily to the gain on the revaluation of the Company’s previously held 49.9% equity interest in Ruffino to the acquisition-date fair value (consisting largely of the reclassification of the related foreign currency translation adjustments previously recognized in other comprehensive income), and the revaluation of the Company’s contingent obligation recorded in the fourth quarter of fiscal 2011. These net gains are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The results of operations of the Ruffino business are reported in the Company’s CWNA segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Investment in Accolade –

In connection with the Company’s CWAE Divestiture, the Company retained a less than 20% interest in Accolade, its previously owned Australian and U.K. business, which consists of equity securities and AFS debt securities. The investment in the equity securities is accounted for under the cost method. Accordingly, the Company recognizes earnings only upon the receipt of a dividend from Accolade. Dividends received in excess of net accumulated earnings since the date of investment are considered a return of investment and are recorded as a reduction of the cost of the investment. No dividends were received for the nine months and three months ended November 30, 2011. The AFS debt securities are measured at fair value on a recurring basis with unrealized holding gains and losses, including foreign currency gains and losses, reported in AOCI until realized. Interest income is recognized based on the interest rate implicit in the AFS debt securities’ fair value and is reported in interest expense, net, on the Company’s Consolidated Statements of Operations. As discussed previously, in the third quarter of fiscal 2012, the Company received cash proceeds of $21.7 million, consisting of proceeds for principal of $20.2 million and proceeds for interest of $1.5 million, in connection with the early redemption of certain of the AFS debt securities. Accordingly, the Company reclassified net gains of $3.2 million, net of income tax effect, from AOCI to selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. Interest income of $4.5 million and $1.4 million was recognized in connection with the AFS debt securities for the nine months and three months ended November 30, 2011, respectively. The AFS debt securities have a contractual maturity of twelve years from the date of issuance and can be settled, at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.

10.	BORROWINGS:

Borrowings consist of the following:

	November 30, 2011			February 28, 2011
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks
Senior Credit Facility –
Revolving Credit Loans	$247.0	$-	$247.0	$74.9
Other	105.3	-	105.3	8.8

	$352.3	$-	$352.3	$83.7

Long-term Debt
Senior Credit Facility – Term Loans	$157.5	$669.1	$826.6	$1,228.0
Senior Notes	-	1,894.5	1,894.5	1,893.6
Other Long-term Debt	16.9	14.3	31.2	31.0

	$174.4	$2,577.9	$2,752.3	$3,152.6

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

As of November 30, 2011, following the prepayment of $400.0 million of the tranche B term loan facility during the first quarter of fiscal 2012, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 1.9%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.0%, 2013 Revolving Facility of $247.0 million bearing an interest rate of 2.7%, outstanding letters of credit of $12.2 million, and $390.8 million in revolving loans available to be drawn.

As of November 30, 2011, the required principal repayments of the tranche B term loan facility for the remaining three months of fiscal 2012 and for each of the four succeeding fiscal years are as follows:

Tranche B Term Loan Facility
(in millions)
2012	$-
2013	314.1
2014	314.1
2015	99.7
2016	98.7

$826.6

Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For the nine months and three months ended November 30, 2011, the Company reclassified net losses of $2.0 million, net of income tax effect, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations for the nine months and three months ended November 30, 2010.

11.	INCOME TAXES:

The Company’s effective tax rate for the nine months ended November 30, 2011, and November 30, 2010, was 24.6% and 37.0%, respectively. The Company’s effective tax rate for the nine months ended November 30, 2011, was substantially impacted by a decrease in uncertain tax positions of $60.2 million in connection with the completion of various income tax examinations during the nine months ended November 30, 2011. The Company’s effective tax rate for the nine months ended November 30, 2010, includes a decrease in uncertain tax positions of $35.1 million in connection with the completion of various income tax examinations during the nine months ended November 30, 2010, partially offset by the recognition of a valuation allowance against deferred tax assets in the U.K. of $30.1 million.

The Company’s effective tax rate for the three months ended November 30, 2011, and November 30, 2010, was 37.4% and 27.6%, respectively. The Company’s effective tax rate for the three months ended November 30, 2010, includes a decrease in uncertain tax positions of $9.7 million in connection with the completion of various income tax examinations during the three months ended November 30, 2010.

12.	COMMITMENTS AND CONTINGENCIES:

Indemnification liabilities –

In connection with the CWAE Divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of Accolade, a certain facility in the U.K. and a certain income tax matter. As a result, the Company recorded liabilities with a fair value of $26.1 million at January 31, 2011. During the first quarter of fiscal 2012, the Company was released from one of its guarantees related to a contract with a certain investee of Accolade. In connection with this release, the Company recognized a gain of $0.7 million, which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations for the nine months ended November 30, 2011. As of November 30, 2011, and February 28, 2011, the carrying amount of these indemnification liabilities was $25.4 million and $26.1 million, respectively. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of November 30, 2011, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $330.9 million under these indemnifications with $282.1 million of this amount subject to recovery by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a significant adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

13.	STOCKHOLDERS’ EQUITY:

In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. The Board of Directors did not specify a date upon which this authorization would expire. Share repurchases under this authorization are expected to be accomplished at management’s discretion from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund share repurchases with cash generated from operations or proceeds of borrowings under its senior credit facility. Any repurchased shares will become treasury shares.

During the nine months ended November 30, 2011, the Company repurchased 14,968,488 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $281.3 million, or an average cost of $18.79 per share, through open market transactions. Subsequent to November 30, 2011, and through January 9, 2012, the Company repurchased an additional 242,700 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $4.5 million, or an average cost of $18.46 per share, through open market transactions. In total, the Company has repurchased 15,211,188 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $285.8 million, or an average cost of $18.79 per share. The Company used revolver borrowings under the 2006 Credit Agreement and cash flows from operating activities to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

14.	EARNINGS PER COMMON SHARE:

The Company has two classes of outstanding common stock: Class A Common Stock and Class B Convertible Common Stock. Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the nine months and three months ended November 30, 2011, and November 30, 2010, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the nine months and three months ended November 30, 2011, and November 30, 2010, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted earnings per common share is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2011	2010	2011	2010
(in millions, except per share data)
Income available to common stockholders	$342.0	$279.7	$104.8	$139.3

Weighted average common shares outstanding – basic:
Class A Common Stock	183.348	188.154	176.293	186.272

Class B Convertible Common Stock	23.594	23.706	23.585	23.680

Weighted average common shares outstanding – diluted:
Class A Common Stock	183.348	188.154	176.293	186.272
Class B Convertible Common Stock	23.594	23.706	23.585	23.680
Stock-based awards, primarily stock options	3.724	2.655	3.055	3.158

Weighted average common shares outstanding – diluted	210.666	214.515	202.933	213.110

Earnings per common share – basic:
Class A Common Stock	$1.67	$1.33	$0.53	$0.67

Class B Convertible Common Stock	$1.52	$1.21	$0.48	$0.61

Earnings per common share – diluted:
Class A Common Stock	$1.62	$1.30	$0.52	$0.65

Class B Convertible Common Stock	$1.49	$1.20	$0.47	$0.60

For the nine months ended November 30, 2011, and November 30, 2010, stock-based awards, primarily stock options, which could result in the issuance of 9.2 million and 22.7 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended November 30, 2011, and November 30, 2010, stock-based awards, primarily stock options, which could result in the issuance of 9.6 million and 16.3 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

15.	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized losses on derivative instruments, net unrealized losses on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2011
Net income			$342.0
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(46.1)	$1.0	(45.1)
Reclassification adjustments	6.3	-	6.3

Net loss recognized in other comprehensive income	(39.8)	1.0	(38.8)
Unrealized loss on cash flow hedges:
Net derivative losses	(28.4)	12.6	(15.8)
Reclassification adjustments	(6.2)	0.8	(5.4)

Net loss recognized in other comprehensive income	(34.6)	13.4	(21.2)
Unrealized loss on AFS debt securities:
Net AFS debt securities gains	1.5	-	1.5
Reclassification adjustments	(3.2)	-	(3.2)

Net loss recognized in other comprehensive income	(1.7)	-	(1.7)
Pension/postretirement adjustments:
Net gains arising during the period	0.6	(0.2)	0.4
Reclassification adjustments	0.3	-	0.3

Net gain recognized in other comprehensive income	0.9	(0.2)	0.7

Other comprehensive loss	$(75.2)	$14.2	(61.0)

Total comprehensive income			$281.0

For the Nine Months Ended November 30, 2010
Net income			$279.7
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gains	$100.2	$(7.3)	92.9
Reclassification adjustments	-	-	-

Net gain recognized in other comprehensive income	100.2	(7.3)	92.9
Unrealized loss on cash flow hedges:
Net derivative losses	(3.7)	0.3	(3.4)
Reclassification adjustments	(19.9)	5.0	(14.9)

Net loss recognized in other comprehensive income	(23.6)	5.3	(18.3)
Pension/postretirement adjustments:
Net losses arising during the period	(3.1)	1.9	(1.2)
Reclassification adjustments	7.4	(2.1)	5.3

Net gain recognized in other comprehensive income	4.3	(0.2)	4.1

Other comprehensive income	$80.9	$(2.2)	78.7

Total comprehensive income			$358.4

	$000,000,000	$000,000,000	$000,000,000
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended November 30, 2011
Net income			$104.8
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(88.1)	$1.5	(86.6)
Reclassification adjustments	6.3	-	6.3

Net loss recognized in other comprehensive income	(81.8)	1.5	(80.3)
Unrealized loss on cash flow hedges:
Net derivative losses	(8.8)	2.4	(6.4)
Reclassification adjustments	(1.1)	(0.2)	(1.3)

Net loss recognized in other comprehensive income	(9.9)	2.2	(7.7)
Unrealized loss on AFS debt securities:
Net AFS debt securities gains	1.7	-	1.7
Reclassification adjustments	(3.2)	-	(3.2)

Net loss recognized in other comprehensive income	(1.5)	-	(1.5)
Pension/postretirement adjustments:
Net gains arising during the period	0.6	(0.2)	0.4
Reclassification adjustments	0.1	-	0.1

Net gain recognized in other comprehensive income	0.7	(0.2)	0.5

Other comprehensive loss	$(92.5)	$3.5	(89.0)

Total comprehensive income			$15.8

For the Three Months Ended November 30, 2010
Net income			$139.3
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gains	$114.5	$(5.7)	108.8
Reclassification adjustments	-	-	-

Net gain recognized in other comprehensive income	114.5	(5.7)	108.8
Unrealized gain on cash flow hedges:
Net derivative gains	15.4	(4.8)	10.6
Reclassification adjustments	(6.6)	1.6	(5.0)

Net gain recognized in other comprehensive income	8.8	(3.2)	5.6
Pension/postretirement adjustments:
Net losses arising during the period	(2.4)	1.5	(0.9)
Reclassification adjustments	2.5	(0.7)	1.8

Net gain recognized in other comprehensive income	0.1	0.8	0.9

Other comprehensive income	$123.4	$(8.1)	115.3

Total comprehensive income			$254.6

Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2011	$193.2	$4.2	$0.8	$(9.4)	$188.8
Current period change	(38.8)	(21.2)	(1.7)	0.7	(61.0)

Balance, November 30, 2011	$154.4	$(17.0)	$(0.9)	$(8.7)	$127.8

16.	RESTRUCTURING CHARGES:

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

	$000,000.00	$000,000.00	$000,000.00	$000,000.00
	Fiscal 2012 Initiative	Global Initiative	Other Plans	Total
(in millions)
Restructuring liability, February 28, 2011	$-	$7.6	$2.1	$9.7

Restructuring charges:
Employee termination benefit costs	11.0	0.1	-	11.1
Contract termination costs	-	-	-	-
Facility consolidation/relocation costs	-	-	-	-

Restructuring charges, May 31, 2011	11.0	0.1	-	11.1

Employee termination benefit costs	(0.2)	(0.2)	-	(0.4)
Contract termination costs	-	-	-	-
Facility consolidation/relocation costs	-	0.1	-	0.1

Restructuring charges, August 31, 2011	(0.2)	(0.1)	-	(0.3)

Employee termination benefit costs	(0.6)	-	-	(0.6)
Contract termination costs	-	-	1.4	1.4
Facility consolidation/relocation costs	-	-	-	-

Restructuring charges, November 30, 2011	(0.6)	-	1.4	0.8

Total restructuring charges	10.2	-	1.4	11.6

Cash expenditures	(3.1)	(4.2)	(1.1)	(8.4)

Foreign currency translation adjustments	-	0.7	-	0.7

Restructuring liability, November 30, 2011	$7.1	$4.1	$2.4	$13.6

The following table presents a summary of restructuring charges and other costs incurred, including a summary of amounts incurred by each of the Company’s reportable segments, in connection with the Company’s restructuring plans noted above.

	$000,000.00	$000,000.00	$000,000.00	$000,000.00
	Fiscal 2012 Initiative	Global Initiative	Other Plans	Total
(in millions)
For the Nine Months Ended November 30, 2011
Restructuring charges	$10.2	$-	$1.4	$11.6
Other costs:
Accelerated depreciation (cost of product sold)	-	0.3	-	0.3
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	5.5	0.8	-	6.3

Total other costs	5.5	1.1	-	6.6

Total costs	$15.7	$1.1	$1.4	$18.2

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$5.9	$-	$1.4	$7.3
Other costs	4.3	1.1	-	5.4

Total CWNA	$10.2	$1.1	$1.4	$12.7

	$000,000.00	$000,000.00	$000,000.00	$000,000.00
	Fiscal 2012 Initiative	Global Initiative	Other Plans	Total
(in millions)
Corporate Operations and Other
Restructuring charges	$4.3	$-	$-	$4.3
Other costs	1.2	-	-	1.2

Total Corporate Operations and Other	$5.5	$-	$-	$5.5

For the Nine Months Ended November 30, 2010
Restructuring charges	$-	$11.5	$5.9	$17.4
Other costs:
Accelerated depreciation (cost of product sold)	-	1.4	0.2	1.6
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	-	4.6	-	4.6

Total other costs	-	6.0	0.2	6.2

Total costs	$-	$17.5	$6.1	$23.6

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$-	$2.1	$0.1	$2.2
Other costs	-	5.5	0.4	5.9

Total CWNA	$-	$7.6	$0.5	$8.1

CWAE
Restructuring charges	$-	$8.9	$5.8	$14.7
Other costs	-	0.4	(0.2)	0.2

Total CWAE	$-	$9.3	$5.6	$14.9

Corporate Operations and Other
Restructuring charges	$-	$0.5	$-	$0.5
Other costs	-	0.1	-	0.1

Total Corporate Operations and Other	$-	$0.6	$-	$0.6

For the Three Months Ended November 30, 2011
Restructuring charges	$(0.6)	$-	$1.4	$0.8
Other costs:
Accelerated depreciation (cost of product sold)	-	-	-	-
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	2.0	0.1	-	2.1

Total other costs	2.0	0.1	-	2.1

Total costs	$1.4	$0.1	$1.4	$2.9

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$0.6	$-	$1.4	$2.0
Other costs	1.8	0.1	-	1.9

Total CWNA	$2.4	$0.1	$1.4	$3.9

Corporate Operations and Other
Restructuring charges	$(1.2)	$-	$-	$(1.2)
Other costs	0.2	-	-	0.2

Total Corporate Operations and Other	$(1.0)	$-	$-	$(1.0)

	$000,000.00	$000,000.00	$000,000.00	$000,000.00
	Fiscal 2012 Initiative	Global Initiative	Other Plans	Total
(in millions)
For the Three Months Ended November 30, 2010
Restructuring charges	$-	$(0.7)	$(0.5)	$(1.2)
Other costs:
Accelerated depreciation (cost of product sold)	-	0.3	0.2	0.5
Asset write-down/other costs/acquisition-related integration costs (selling, general and administrative expenses)	-	1.9	(0.2)	1.7

Total other costs	-	2.2	-	2.2

Total costs	$-	$1.5	$(0.5)	$1.0

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$-	$0.4	$-	$0.4
Other costs	-	2.1	0.2	2.3

Total CWNA	$-	$2.5	$0.2	$2.7

CWAE
Restructuring charges	$-	$(1.6)	$(0.5)	$(2.1)
Other costs	-	0.1	(0.2)	(0.1)

Total CWAE	$-	$(1.5)	$(0.7)	$(2.2)

Corporate Operations and Other
Restructuring charges	$-	$0.5	$-	$0.5
Other costs	-	-	-	-

Total Corporate Operations and Other	$-	$0.5	$-	$0.5

A summary of restructuring charges and other costs incurred since inception for each of the Company’s restructuring plans with current activity, as well as total expected costs for such plans, are presented in the following table.

	Fiscal 2012 Initiative	Global Initiative
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$10.2	$35.4
Contract termination costs	-	8.7
Facility consolidation/relocation costs	-	2.7

Total restructuring charges	10.2	46.8
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	-	13.8
Asset write-down/other costs (selling, general and administrative expenses)	5.5	41.1

Total other costs	5.5	54.9

Total costs incurred to date	$15.7	$101.7

	Fiscal 2012 Initiative	Global Initiative
(in millions)
Total Costs Incurred to Date by Reportable Segment:
CWNA
Restructuring charges	$5.9	$23.0
Other costs	4.3	43.7

Total CWNA	$10.2	$66.7

CWAE
Restructuring charges	$-	$19.5
Other costs	-	6.2

Total CWAE	$-	$25.7

Corporate Operations and Other
Restructuring charges	$4.3	$4.3
Other costs	1.2	5.0

Total Corporate Operations and Other	$5.5	$9.3

Total expected costs
Restructuring charges:
Employee termination benefit costs	$11.3	$35.4
Contract termination costs	-	8.7
Facility consolidation/relocation costs	0.1	2.7

Total restructuring charges	11.4	46.8
Other costs:
Accelerated depreciation/inventory write-down/other costs (cost of product sold)	-	13.8
Asset write-down/other costs (selling, general and administrative expenses)	12.5	41.5

Total other costs	12.5	55.3

Total expected costs	$23.9	$102.1

Total Expected Costs by Reportable Segment:
CWNA
Restructuring charges	$6.4	$23.0
Other costs	7.2	44.1

Total CWNA	$13.6	$67.1

CWAE
Restructuring charges	$-	$19.5
Other costs	-	6.2

Total CWAE	$-	$25.7

Corporate Operations and Other
Restructuring charges	$5.0	$4.3
Other costs	5.3	5.0

Total Corporate Operations and Other	$10.3	$9.3

17.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of November 30, 2011, and February 28, 2011, the condensed consolidating statements of operations for the nine months and three months ended November 30, 2011, and November 30, 2010, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2011, and November 30, 2010, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are not full and unconditional because a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2011
Current assets:
Cash and cash investments	$0.7	$1.7	$53.4	$-	$55.8
Accounts receivable, net	392.7	87.4	89.1	-	569.2
Inventories	131.0	998.0	341.5	(7.0)	1,463.5
Prepaid expenses and other	18.7	112.7	375.9	(417.3)	90.0
Intercompany (payable) receivable	(976.0)	840.1	135.9	-	-

Total current assets	(432.9)	2,039.9	995.8	(424.3)	2,178.5
Property, plant and equipment, net	120.0	763.8	367.9	-	1,251.7
Investments in subsidiaries	6,619.6	152.2	-	(6,771.8)	-
Goodwill	-	1,987.4	614.8	-	2,602.2
Intangible assets, net	-	675.2	222.4	-	897.6
Other assets, net	21.6	218.1	53.1	2.4	295.2

Total assets	$6,328.3	$5,836.6	$2,254.0	$(7,193.7)	$7,225.2

Current liabilities:
Notes payable to banks	$247.1	$-	$105.2	$-	$352.3
Current maturities of long-term debt	169.1	5.1	0.2	-	174.4
Accounts payable	23.7	207.0	39.9	-	270.6
Accrued excise taxes	10.3	8.1	5.1	-	23.5
Other accrued expenses and liabilities	605.9	83.1	87.4	(419.0)	357.4

Total current liabilities	1,056.1	303.3	237.8	(419.0)	1,178.2
Long-term debt, less current maturities	2,563.9	14.0	-	-	2,577.9
Deferred income taxes	7.6	506.2	78.2	2.3	594.3
Other liabilities	62.7	68.8	105.3	-	236.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Stockholders’ equity:
Preferred stock	-	9.0	1,199.3	(1,208.3)	-
Class A and Class B Convertible Common Stock	2.6	100.7	24.0	(124.7)	2.6
Additional paid-in capital	1,672.6	1,394.6	1,620.5	(3,015.1)	1,672.6
Retained earnings (deficit)	2,004.3	3,427.1	(1,181.9)	(2,245.2)	2,004.3
Accumulated other comprehensive income	127.8	12.9	170.8	(183.7)	127.8
Treasury stock	(1,169.3)	-	-	-	(1,169.3)

Total stockholders’ equity	2,638.0	4,944.3	1,832.7	(6,777.0)	2,638.0

Total liabilities and stockholders’ equity	$6,328.3	$5,836.6	$2,254.0	$(7,193.7)	$7,225.2

Condensed Consolidating Balance Sheet at February 28, 2011
Current assets:
Cash and cash investments	$0.7	$0.9	$7.6	$-	$9.2
Accounts receivable, net	322.8	32.3	62.3	-	417.4
Inventories	127.5	965.3	284.3	(7.8)	1,369.3
Prepaid expenses and other	23.1	118.2	370.9	(225.1)	287.1
Intercompany (payable) receivable	(522.3)	389.7	132.6	-	-

Total current assets	(48.2)	1,506.4	857.7	(232.9)	2,083.0
Property, plant and equipment, net	110.3	764.8	344.5	-	1,219.6
Investments in subsidiaries	6,142.6	153.4	-	(6,296.0)	-
Goodwill	-	1,987.4	632.4	-	2,619.8
Intangible assets, net	-	672.1	214.2	-	886.3
Other assets, net	36.3	256.9	72.9	(7.2)	358.9

Total assets	$6,241.0	$5,341.0	$2,121.7	$(6,536.1)	$7,167.6

Current liabilities:
Notes payable to banks	$74.9	$-	$8.8	$-	$83.7
Current maturities of long-term debt	12.5	3.4	-	-	15.9
Accounts payable	9.7	97.1	22.4	-	129.2
Accrued excise taxes	10.2	1.8	2.2	-	14.2
Other accrued expenses and liabilities	354.6	137.2	155.0	(226.9)	419.9

Total current liabilities	461.9	239.5	188.4	(226.9)	662.9
Long-term debt, less current maturities	3,117.3	19.4	-	-	3,136.7
Deferred income taxes	-	509.0	81.3	(7.2)	583.1
Other liabilities	109.9	37.0	86.1	-	233.0
Stockholders’ equity:
Preferred stock	-	9.0	1,130.7	(1,139.7)	-
Class A and Class B Convertible Common Stock	2.6	100.7	24.0	(124.7)	2.6
Additional paid-in capital	1,602.4	1,394.6	1,620.5	(3,015.1)	1,602.4
Retained earnings (deficit)	1,662.3	2,991.6	(1,221.1)	(1,770.5)	1,662.3
Accumulated other comprehensive income	188.8	40.2	211.8	(252.0)	188.8
Treasury stock	(904.2)	-	-	-	(904.2)

Total stockholders’ equity	2,551.9	4,536.1	1,765.9	(6,302.0)	2,551.9

Total liabilities and stockholders’ equity	$6,241.0	$5,341.0	$2,121.7	$(6,536.1)	$7,167.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine Months Ended November 30, 2011
Sales	$850.3	$1,345.8	$528.0	$(454.0)	$2,270.1
Less – excise taxes	(120.4)	(75.1)	(48.4)	-	(243.9)

Net sales	729.9	1,270.7	479.6	(454.0)	2,026.2
Cost of product sold	(516.9)	(809.1)	(287.4)	404.1	(1,209.3)

Gross profit	213.0	461.6	192.2	(49.9)	816.9
Selling, general and administrative expenses	(209.2)	(153.2)	(86.3)	50.5	(398.2)
Restructuring charges	(4.3)	(4.2)	(3.1)	-	(11.6)
Impairment of intangible assets	-	-	-	-	-

Operating (loss) income	(0.5)	304.2	102.8	0.6	407.1
Equity in earnings of equity method investees and subsidiaries	530.7	181.2	4.2	(536.6)	179.5
Interest (expense) income, net	(187.9)	50.0	4.8	-	(133.1)

Income before income taxes	342.3	535.4	111.8	(536.0)	453.5
Provision for income taxes	(0.3)	(98.3)	(13.0)	0.1	(111.5)

Net income	$342.0	$437.1	$98.8	$(535.9)	$342.0

Condensed Consolidating Statement of Operations for the Nine Months Ended November 30, 2010
Sales	$511.9	$1,503.1	$1,525.5	$(316.0)	$3,224.5
Less – excise taxes	(92.8)	(81.8)	(433.2)	-	(607.8)

Net sales	419.1	1,421.3	1,092.3	(316.0)	2,616.7
Cost of product sold	(207.4)	(896.9)	(818.1)	241.8	(1,680.6)

Gross profit	211.7	524.4	274.2	(74.2)	936.1
Selling, general and administrative expenses	(219.9)	(190.2)	(177.3)	75.2	(512.2)
Restructuring charges	(0.5)	(2.1)	(14.8)	-	(17.4)
Impairment of intangible assets	-	(6.9)	-	-	(6.9)

Operating (loss) income	(8.7)	325.2	82.1	1.0	399.6
Equity in earnings of equity method investees and subsidiaries	374.5	186.9	4.8	(373.9)	192.3
Interest (expense) income, net	(156.3)	5.8	2.6	-	(147.9)

Income before income taxes	209.5	517.9	89.5	(372.9)	444.0
Benefit from (provision for) income taxes	70.2	(204.8)	(27.9)	(1.8)	(164.3)

Net income	$279.7	$313.1	$61.6	$(374.7)	$279.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended November 30, 2011
Sales	$513.6	$426.5	$182.0	$(333.1)	$789.0
Less – excise taxes	(59.0)	(12.5)	(16.8)	-	(88.3)

Net sales	454.6	414.0	165.2	(333.1)	700.7
Cost of product sold	(374.7)	(279.2)	(96.3)	332.4	(417.8)

Gross profit	79.9	134.8	68.9	(0.7)	282.9
Selling, general and administrative expenses	(73.0)	(32.7)	(16.1)	-	(121.8)
Restructuring charges	1.2	(0.8)	(1.2)	-	(0.8)
Impairment of intangible assets	-	-	-	-	-

Operating income	8.1	101.3	51.6	(0.7)	160.3
Equity in earnings of equity method investees and subsidiaries	248.9	54.5	1.6	(251.7)	53.3
Interest (expense) income, net	(69.7)	21.8	1.6	-	(46.3)

Income before income taxes	187.3	177.6	54.8	(252.4)	167.3
(Provision for) benefit from income taxes	(82.5)	26.2	(6.3)	0.1	(62.5)

Net income	$104.8	$203.8	$48.5	$(252.3)	$104.8

Condensed Consolidating Statement of Operations for the Three Months Ended November 30, 2010
Sales	$176.5	$574.0	$552.1	$(111.2)	$1,191.4
Less – excise taxes	(36.2)	(28.0)	(160.8)	-	(225.0)

Net sales	140.3	546.0	391.3	(111.2)	966.4
Cost of product sold	(71.6)	(342.0)	(285.3)	84.4	(614.5)

Gross profit	68.7	204.0	106.0	(26.8)	351.9
Selling, general and administrative expenses	(73.3)	(70.0)	(58.7)	25.9	(176.1)
Restructuring charges	(0.5)	(0.3)	2.0	-	1.2
Impairment of intangible assets	-	(6.9)	-	-	(6.9)

Operating (loss) income	(5.1)	126.8	49.3	(0.9)	170.1
Equity in earnings of equity method investees and subsidiaries	171.5	70.1	3.2	(173.4)	71.4
Interest (expense) income, net	(49.3)	(1.0)	1.2	-	(49.1)

Income before income taxes	117.1	195.9	53.7	(174.3)	192.4
Benefit from (provision for) income taxes	22.2	(76.4)	1.5	(0.4)	(53.1)

Net income	$139.3	$119.5	$55.2	$(174.7)	$139.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2011
Net cash provided by operating activities	$10.6	$473.6	$156.6	$ -	$640.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(18.7)	(26.0)	(9.4)	-	(54.1)
Purchase of business, net of cash acquired	-	-	(51.5)	-	(51.5)
Payments related to sale of business	(9.1)	-	(17.8)	-	(26.9)
Investment in equity method investee	-	(0.1)	-	-	(0.1)
Proceeds from redemption of available-for-sale debt securities	-	-	20.2	-	20.2
Proceeds from note receivable	1.0	-	-	-	1.0
Proceeds from sales of assets	-	0.3	0.3	-	0.6
Other investing activities	-	(6.0)	(1.9)	-	(7.9)

Net cash used in investing activities	(26.8)	(31.8)	(60.1)	-	(118.7)

Cash flows from financing activities:
Intercompany financings, net	479.8	(423.7)	(56.1)	-	-
Principal payments of long-term debt	(410.2)	(15.6)	(44.7)	-	(470.5)
Purchases of treasury stock	(281.3)	-	-	-	(281.3)
Payment of minimum tax withholdings on stock-based payment awards	-	(1.7)	(0.5)	-	(2.2)
Net proceeds from notes payable	172.1	-	51.1	-	223.2
Proceeds from exercises of employee stock options	42.3	-	-	-	42.3
Proceeds from excess tax benefits from stock-based payment awards	11.1	-	-	-	11.1
Proceeds from employee stock purchases	2.4	-	-	-	2.4
Payment of financing costs of long-term debt	-	-	-	-	-

Net cash provided by (used in) financing activities	16.2	(441.0)	(50.2)	-	(475.0)

Effect of exchange rate changes on cash and cash investments	-	-	(0.5)	-	(0.5)

Net increase in cash and cash investments	-	0.8	45.8	-	46.6
Cash and cash investments, beginning of period	0.7	0.9	7.6	-	9.2

Cash and cash investments, end of period	$0.7	$1.7	$53.4	$ -	$55.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2010
Net cash (used in) provided by operating activities	$(313.3)	$558.1	$124.6	$-	$369.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(30.3)	(28.0)	(11.8)	-	(70.1)
Purchase of business, net of cash acquired	-	-	-	-	-
Payments related to sale of business	-	-	(1.6)	-	(1.6)
Investments in equity method investees	-	(0.1)	(29.6)	-	(29.7)
Proceeds from redemption of available-for-sale debt securities	-	-	-	-	-
Proceeds from note receivable	60.0	-	-	-	60.0
Proceeds from sales of assets	-	3.3	12.2	-	15.5
Other investing activities	-	0.3	0.5	-	0.8

Net cash provided by (used in) investing activities	29.7	(24.5)	(30.3)	-	(25.1)

Cash flows from financing activities:
Intercompany financings, net	641.3	(534.9)	(106.4)	-	-
Principal payments of long-term debt	(99.1)	(1.0)	(1.0)	-	(101.1)
Purchases of treasury stock	(300.0)	-	-	-	(300.0)
Payment of minimum tax withholdings on stock-based payment awards	-	-	(0.4)	-	(0.4)
Net repayment of notes payable	(3.6)	-	(13.1)	-	(16.7)
Proceeds from exercises of employee stock options	35.8	-	-	-	35.8
Proceeds from excess tax benefits from stock-based payment awards	7.1	-	-	-	7.1
Proceeds from employee stock purchases	2.1	-	-	-	2.1
Payment of financing costs of long- term debt	(0.2)	-	-	-	(0.2)

Net cash provided by (used in) financing activities	283.4	(535.9)	(120.9)	-	(373.4)

Effect of exchange rate changes on cash and cash investments	-	-	1.6	-	1.6

Net decrease in cash and cash investments	(0.2)	(2.3)	(25.0)	-	(27.5)
Cash and cash investments, beginning of period	0.3	3.3	39.9	-	43.5

Cash and cash investments, end of period	$0.1	$1.0	$14.9	$-	$16.0

18.	BUSINESS SEGMENT INFORMATION:

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

For the nine months and three months ended November 30, 2011, and November 30, 2010, restructuring charges and unusual items included in operating income consist of:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2011	2010	2011	2010
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.3	$1.6	$-	$0.5
Flow through of inventory step-up	0.8	2.1	0.8	0.5
Other	-	0.1	-	0.1

Cost of Product Sold	1.1	3.8	0.8	1.1

Selling, General and Administrative Expenses
Net gains on acquisition of Ruffino	(9.1)	-	(9.1)	-
Net foreign currency loss on contractual obligation from put option of Ruffino shareholder	2.1	-	-	-
Net gains on CWAE Divestiture and related activities	(2.2)	-	(2.1)	-
Net gains on sale of nonstrategic assets	-	(3.3)	-	(2.3)
Acquisition-related integration costs	-	0.2	-	-
Other costs	6.3	5.4	2.1	1.7

Selling, General and Administrative Expenses	(2.9)	2.3	(9.1)	(0.6)

Impairment of Intangible Assets	-	6.9	-	6.9

Restructuring Charges	11.6	17.4	0.8	(1.2)

Restructuring Charges and Unusual Items	$9.8	$30.4	$(7.5)	$6.2

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

Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2011	2010	2011	2010
(in millions)
CWNA:
Net sales	$2,026.2	$1,977.2	$700.7	$731.7
Operating income	$476.0	$507.0	$172.1	$193.3
Equity in earnings of equity method investees	$13.8	$11.3	$10.1	$11.5
Long-lived tangible assets	$1,117.9	$1,089.1	$1,117.9	$1,089.1
Investment in equity method investees	$76.2	$81.5	$76.2	$81.5
Total assets	$6,864.1	$6,763.6	$6,864.1	$6,763.6
Capital expenditures	$36.0	$40.6	$10.1	$18.0
Depreciation and amortization	$63.9	$66.0	$21.5	$21.6

	0000000000	0000000000	0000000000	0000000000
	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2011	2010	2011	2010
(in millions)
CWAE:
Net sales	$-	$639.5	$-	$234.7
Operating income	$-	$2.5	$-	$8.5
Equity in earnings of equity method investees	$-	$4.1	$-	$2.0
Long-lived tangible assets	$-	$357.6	$-	$357.6
Investment in equity method investees	$-	$40.1	$-	$40.1
Total assets	$-	$1,184.5	$-	$1,184.5
Capital expenditures	$-	$3.8	$-	$1.7
Depreciation and amortization	$-	$23.3	$-	$8.0

Corporate Operations and Other:
Net sales	$-	$-	$-	$-
Operating loss	$(59.1)	$(79.5)	$(19.3)	$(25.5)
Long-lived tangible assets	$133.8	$109.4	$133.8	$109.4
Total assets	$214.1	$151.0	$214.1	$151.0
Capital expenditures	$18.1	$25.7	$4.8	$7.2
Depreciation and amortization	$16.7	$13.6	$6.8	$5.0

Crown Imports:
Net sales	$1,945.0	$1,912.5	$540.5	$611.6
Operating income	$332.1	$356.2	$86.7	$116.1
Long-lived tangible assets	$6.1	$4.3	$6.1	$4.3
Total assets	$338.5	$355.6	$338.5	$355.6
Capital expenditures	$2.8	$0.7	$0.4	$0.3
Depreciation and amortization	$1.6	$1.3	$0.6	$0.4

Restructuring Charges and Unusual Items:
Operating (loss) income	$(9.8)	$(30.4)	$7.5	$(6.2)
Equity in losses of equity method investees	$-	$(0.6)	$-	$-

Consolidation and Eliminations:
Net sales	$(1,945.0)	$(1,912.5)	$(540.5)	$(611.6)
Operating income	$(332.1)	$(356.2)	$(86.7)	$(116.1)
Equity in earnings of Crown Imports	$165.7	$177.5	$43.2	$57.9
Long-lived tangible assets	$(6.1)	$(4.3)	$(6.1)	$(4.3)
Investment in equity method investees	$147.0	$158.7	$147.0	$158.7
Total assets	$(191.5)	$(196.9)	$(191.5)	$(196.9)
Capital expenditures	$(2.8)	$(0.7)	$(0.4)	$(0.3)
Depreciation and amortization	$(1.6)	$(1.3)	$(0.6)	$(0.4)

Consolidated:
Net sales	$2,026.2	$2,616.7	$700.7	$966.4
Operating income	$407.1	$399.6	$160.3	$170.1
Equity in earnings of equity method investees	$179.5	$192.3	$53.3	$71.4
Long-lived tangible assets	$1,251.7	$1,556.1	$1,251.7	$1,556.1
Investment in equity method investees	$223.2	$280.3	$223.2	$280.3
Total assets	$7,225.2	$8,257.8	$7,225.2	$8,257.8
Capital expenditures	$54.1	$70.1	$14.9	$26.9
Depreciation and amortization	$80.6	$102.9	$28.3	$34.6

19.	ACCOUNTING GUIDANCE NOT YET ADOPTED:

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

Presentation of comprehensive income –

In June 2011, the FASB issued amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. In addition, this amended guidance requires retrospective application. In December 2011, the FASB issued additional guidance deferring the effective date of the June 2011 amended guidance related to the presentation of reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for further redeliberation. The Company is required to adopt the requirement to present comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements for its annual and interim periods beginning March 1, 2012. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.

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

The Company currently expects the overall supply of wine to remain generally in balance with demand within the U.S. However, this may be impacted by the calendar 2011 grape harvest which came in lower than the calendar 2010 grape harvest and could result in a tightening of supply within certain varietals over the longer term.

The Company remains committed to its long-term financial model of growing sales, including international expansion of its CWNA segment’s branded portfolio, expanding margins and increasing cash flow in order to achieve earnings per share growth and improve return on invested capital.

Marketing, sales and distribution of the Company’s products are managed on a geographic basis in order to fully leverage leading market positions. In addition, market dynamics and consumer trends vary across each of the Company’s markets. Within its primary markets (U.S. and Canada), the Company offers a range of beverage alcohol products across the branded wine and spirits and, through Crown Imports, imported beer categories in the U.S. The environment for the Company’s products is competitive in each of the Company’s markets.

For the three months ended November 30, 2011 (“Third Quarter 2012”), the Company’s net sales decreased 27% over the three months ended November 30, 2010 (“Third Quarter 2011”), primarily due to the CWAE Divestiture. Operating income decreased 6% over the comparable prior year period primarily due to lower volumes in the Company’s U.S. base branded wine (as defined below) portfolio, partially offset by net gains in restructuring charges and unusual items for Third Quarter 2012 compared to net losses in restructuring charges and unusual items for Third Quarter 2011. Net income decreased 25% over the comparable prior year period primarily due to the items discussed above combined with lower equity in earnings of equity method investees and an increase in the Company’s provision for income taxes.

For the nine months ended November 30, 2011 (“Nine Months 2012”), the Company’s net sales decreased 23% over the nine months ended November 30, 2010 (“Nine Months 2011”), primarily due to the CWAE Divestiture. Operating income increased 2% over the comparable prior year period primarily due to decreases in restructuring charges and unusual items and Corporate Operations and Other general and administrative expenses, partially offset by lower volumes in the Company’s U.S. base branded wine portfolio for Nine Months 2012 compared to Nine Months 2011. Net income increased 22% over the comparable prior year period primarily due to the items discussed above combined with a reduction in the Company’s provision for income taxes.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Third Quarter 2012 compared to Third Quarter 2011 and Nine Months 2012 compared to Nine Months 2011, and (ii) financial liquidity and capital resources for Nine Months 2012. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 29, 2012 (“Fiscal 2012”). References to U.S. base branded wine exclude the impact of branded wine for the CWNA segment previously sold through the Company’s CWAE segment. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (“Fiscal 2011”).

Acquisition in Fiscal 2012

In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. For Fiscal 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should affect the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. During Nine Months 2012, the Company recognized a net foreign currency loss of $2.1 million on the contractual obligation recorded in the fourth quarter of fiscal 2011 in connection with the potential settlement created by the notification by the 50.1% shareholder of Ruffino to exercise the option to put its entire equity interest in Ruffino to the Company. This net loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

On October 5, 2011, the Company acquired the 50.1% shareholder’s entire equity interest in Ruffino for €50.3 million ($68.6 million). In conjunction with this acquisition, all of the aforementioned legal actions were settled. As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.1 million ($73.0 million). The purchase price was financed with revolver borrowings under the 2006 Credit Agreement (as defined below). In connection with the acquisition of Ruffino, the Company recognized net gains of $9.1 million related primarily to the gain on the revaluation of the Company’s previously held 49.9% equity interest in Ruffino to the acquisition-date fair value (consisting largely of the reclassification of the related foreign currency translation adjustments previously recognized in other comprehensive income), and the revaluation of the Company’s contingent obligation recorded in the fourth quarter of fiscal 2011. These net gains are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The results of operations of the Ruffino business are reported in the Company’s CWNA segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Divestiture in Fiscal 2011

Australian and U.K. Business

In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $268.4 million. As of November 30, 2011, the Company has received cash proceeds of $194.4 million, net of cash divested of $15.8 million, direct costs paid of $11.4 million and post-closing adjustments paid of $17.8 million. The Company has retained a less than 20% interest in its previously owned Australian and U.K. business, Accolade Wines (“Accolade”). This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio and improving margins and return on invested capital. The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture.

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested and post-closing adjustments paid	205.8
Retained interest in Accolade	48.2
Foreign currency reclassification	678.8
Indemnification liabilities	(25.4)
Direct costs to sell, paid and accrued	(13.2)
Other	8.0

Net gain on sale	168.1
Loss on settlement of pension obligations	(109.9)

Net gain	$58.2

Of the $58.2 million net gain, $55.2 million was recognized for the fourth quarter of fiscal 2011. The Company recognized net gains of $3.0 million and $2.2 million for Nine Months 2012 and Third Quarter 2012, respectively. In addition, the Company’s CWAE segment recorded an additional net gain of $28.5 million for the fourth quarter of fiscal 2011, primarily associated with a net gain on derivative instruments of $20.8 million, related to this divestiture. For Nine Months 2012 and Third Quarter 2012, the Company recorded an additional net loss of $0.8 million and $0.1 million, respectively, related to this divestiture. Total net gains associated with this divestiture of $85.9 million are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. Of this amount, $83.7 million of net gains was recognized for Fiscal 2011, and net gains of $2.2 million and $2.1 million were recognized for Nine Months 2012 and Third Quarter 2012, respectively.

Results of Operations

Third Quarter 2012 Compared to Third Quarter 2011

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Third Quarter 2012 and Third Quarter 2011.

	Third Quarter 2012	Third Quarter 2011	% (Decrease) Increase
(in millions)
CWNA net sales	$700.7	$731.7	(4)%
CWAE net sales	-	234.7	(100)%
Crown Imports net sales	540.5	611.6	(12)%
Consolidations and eliminations	(540.5)	(611.6)	12%

Consolidated Net Sales	$700.7	$966.4	(27)%

Net sales for Third Quarter 2012 decreased to $700.7 million from $966.4 million for Third Quarter 2011, a decrease of $265.7 million, or (27%). This decrease resulted primarily from the CWAE Divestiture of $208.0 million combined with lower U.S. base branded wine net sales.

Constellation Wines North America

Net sales for CWNA decreased to $700.7 million for Third Quarter 2012 from $731.7 million for Third Quarter 2011, a decrease of $31.0 million, or (4%). This decrease is primarily due to lower U.S. base branded wine volume and higher U.S. promotional spend, partially offset by a benefit of $26.7 million from wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment.

Constellation Wines Australia and Europe

Net sales for CWAE decreased $234.7 million, or (100%), from Third Quarter 2011 due to the January 2011 CWAE Divestiture.

Crown Imports

As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

Gross Profit

The Company’s gross profit decreased to $282.9 million for Third Quarter 2012 from $351.9 million for Third Quarter 2011, a decrease of $69.0 million, or (20%). This decrease is primarily due to a decrease in CWAE’s gross profit of $40.7 million combined with a decrease in CWNA’s gross profit of $28.6 million. The decrease in CWAE’s gross profit is due to the January 2011 CWAE Divestiture. The decrease in CWNA’s gross profit is primarily due to (i) lower U.S. base branded wine volume, (ii) higher average U.S. promotional spend and (iii) higher average cost of product sold in the U.S. (due largely to higher transportation costs in the Company’s wine and spirits portfolio). Gross profit as a percent of net sales increased to 40.4% for Third Quarter 2012 from 36.4% for Third Quarter 2011 primarily due to the January 2011 CWAE Divestiture, partially offset by the higher average cost of product sold in the U.S. and the higher average U.S. promotional spend.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $121.8 million for Third Quarter 2012 from $176.1 million for Third Quarter 2011, a decrease of $54.3 million, or (31%). This decrease is due to decreases in the CWAE segment of $32.2 million; unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $8.5 million; the CWNA segment of $7.4 million and the Corporate Operations and Other segment of $6.2 million. The decrease in CWAE’s selling, general and administrative expenses is due to the January 2011 CWAE Divestiture. The decrease in unusual items is due primarily to net gains of $9.1 million for Third Quarter 2012 recognized in connection with the acquisition of Ruffino. The decrease in CWNA’s selling, general and administrative expenses is due largely to a decrease in general and administrative expenses resulting primarily from a favorable legal settlement in the U.S. related to the use of a certain intangible asset and lower annual management incentive compensation expense. The decrease in Corporate Operations and Other’s selling, general and administrative expenses is due to a decrease in general and administrative expenses driven largely by (i) the recognition of net gains in connection with the early redemption of certain available-for-sale (“AFS”) debt securities from Accolade, (ii) lower annual management incentive compensation expense and (iii) lower consulting expenses; partially offset by an increase in depreciation expense primarily related to the Company’s initiative to implement a comprehensive multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform (“Project Fusion”). Selling, general and administrative expenses as a percent of net sales decreased to 17.4% for Third Quarter 2012 as compared to 18.2% for Third Quarter 2011 primarily due to the factors discussed above, partially offset by the lower U.S. base branded wine net sales.

Restructuring Charges

The Company recorded $0.8 million of restructuring charges for Third Quarter 2012 associated primarily with contract termination costs incurred in connection with the acquisition of Ruffino. Restructuring charges consisted of $1.4 million of contract termination costs, partially offset by a credit of $0.6 million of employee termination benefit costs. The Company recorded a credit of $1.2 million for restructuring charges for Third Quarter 2011 associated with the Company’s plan (announced in April 2009) to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”) and the Company’s plan (announced in August 2008) to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”).

In addition, the Company incurred additional costs for Third Quarter 2012 and Third Quarter 2011 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Third Quarter 2012 and Third Quarter 2011 are as follows:

	Third Quarter 2012	Third Quarter 2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$-	$0.5
Selling, General and Administrative Expenses
Other costs	$2.1	$1.7
Restructuring Charges	$0.8	$(1.2)

For a discussion of costs expected to be incurred for Fiscal 2012 in connection with the Company’s restructuring and acquisition-related integration plans, see “Nine Months 2012 Compared to Nine Months 2011 – Restructuring Charges” below.

Impairment of Intangible Assets

The Company recorded an impairment loss of $6.9 million for Third Quarter 2011 on certain U.S. trademarks in connection with the Company’s decision to discontinue certain wine brands within its CWNA segment’s wine portfolio. No such impairments were recorded for Third Quarter 2012.

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Third Quarter 2012 and Third Quarter 2011.

	Third Quarter 2012	Third Quarter 2011	% (Decrease) Increase
(in millions)
CWNA	$172.1	$193.3	(11)%
CWAE	-	8.5	(100)%
Corporate Operations and Other	(19.3)	(25.5)	24%
Crown Imports	86.7	116.1	(25)%
Consolidations and eliminations	(86.7)	(116.1)	25%

Total Reportable Segments	152.8	176.3	(13)%
Restructuring Charges and Unusual Items	7.5	(6.2)	NM

Consolidated Operating Income	$160.3	$170.1	(6)%

NM = Not Meaningful

As a result of the factors discussed above, consolidated operating income decreased to $160.3 million for Third Quarter 2012 from $170.1 million for Third Quarter 2011, a decrease of $9.8 million, or (6%). Restructuring charges and unusual items of ($7.5) million and $6.2 million for Third Quarter 2012 and Third Quarter 2011, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Third Quarter 2012	Third Quarter 2011
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$0.8	$0.5
Accelerated depreciation	-	0.5
Other	-	0.1

Cost of Product Sold	0.8	1.1

Selling, General and Administrative Expenses
Net gains on acquisition of Ruffino	(9.1)	-
Net gains on CWAE Divestiture and related activities	(2.1)	-
Net gain on sale of nonstrategic asset	-	(2.3)
Other costs	2.1	1.7

Selling, General and Administrative Expenses	(9.1)	(0.6)

Impairment of Intangible Assets	-	6.9

Restructuring Charges	0.8	(1.2)

Restructuring Charges and Unusual Items	$(7.5)	$6.2

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees decreased to $53.3 million in Third Quarter 2012 from $71.4 million in Third Quarter 2011, a decrease of $18.1 million, or (25%). This decrease is primarily due to lower equity in earnings from the Company’s Crown Imports joint venture.

Net sales for Crown Imports decreased to $540.5 million for Third Quarter 2012 from $611.6 million for Third Quarter 2011, a decrease of $71.1 million, or (12%). This decrease resulted primarily from lower volume within the Crown Imports’ Mexican beer portfolio. The Third Quarter 2012 decrease in volume was primarily due to an overlap of favorable volumes for Third Quarter 2011 which resulted from the return of U.S. wholesaler inventories to more normal levels following the disruption of product distribution into the U.S. during the second quarter of fiscal 2011 from a brewery strike in Mexico and the June 2010 Hurricane Alex. Crown Imports gross profit decreased $20.9 million, or (12%), primarily due to these factors. Selling, general and administrative expenses increased $8.5 million, or 14%, primarily due to a planned increase in advertising spend, partially offset by a decrease in general and administrative expenses driven largely by the overlap of an unfavorable arbitration panel decision in Third Quarter 2011 related to a matter with one of Crown Imports’ former distributors. Operating income decreased $29.4 million, or (25%), primarily due to these factors.

Interest Expense, Net

Interest expense, net of interest income of $1.5 million and $0.9 million, for Third Quarter 2012 and Third Quarter 2011, respectively, decreased to $46.3 million for Third Quarter 2012 from $49.1 million for Third Quarter 2011, a decrease of $2.8 million, or (6%). The decrease resulted from lower average borrowings in total, partially offset by a higher weighted average interest rate on outstanding borrowings resulting primarily from the prepayment of a portion of the lower interest rate tranche B term loan facility.

Provision for Income Taxes

The Company’s effective tax rate for Third Quarter 2012 and Third Quarter 2011 was 37.4% and 27.6%, respectively. The Company’s effective tax rate for Third Quarter 2011 includes a decrease in uncertain tax positions of $9.7 million in connection with the completion of various income tax examinations during Third Quarter 2011.

Net Income

As a result of the above factors, net income decreased to $104.8 million for Third Quarter 2012 from $139.3 million for Third Quarter 2011, a decrease of $34.5 million, or (25%).

Nine Months 2012 Compared to Nine Months 2011

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Nine Months 2012 and Nine Months 2011.

	Nine Months 2012	Nine Months 2011	% Increase (Decrease)
(in millions)
CWNA net sales	$2,026.2	$1,977.2	2%
CWAE net sales	-	639.5	(100)%
Crown Imports net sales	1,945.0	1,912.5	2%
Consolidations and eliminations	(1,945.0)	(1,912.5)	(2)%

Consolidated Net Sales	$2,026.2	$2,616.7	(23)%

Net sales for Nine Months 2012 decreased to $2,026.2 million from $2,616.7 million for Nine Months 2011, a decrease of $590.5 million, or (23%). This decrease resulted primarily from the CWAE Divestiture of $558.4 million and a decrease in U.S. base branded wine net sales of $44.7 million.

Constellation Wines North America

Net sales for CWNA increased to $2,026.2 million for Nine Months 2012 from $1,977.2 million for Nine Months 2011, an increase of $49.0 million, or 2%. This increase is primarily due to a benefit of $81.1 million from wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment combined with favorable product mix shift in the U.S. base branded wine portfolio, partially offset by lower U.S. base branded wine volume.

Constellation Wines Australia and Europe

Net sales for CWAE decreased $639.5 million, or (100%), from Nine Months 2011 due to the January 2011 CWAE Divestiture.

Crown Imports

As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

Gross Profit

The Company’s gross profit decreased to $816.9 million for Nine Months 2012 from $936.1 million for Nine Months 2011, a decrease of $119.2 million, or (13%). This decrease is primarily due to decreases in CWAE’s gross profit of $96.2 million and CWNA’s gross profit of $25.7 million. The decrease in CWAE’s gross profit is due to the January 2011 CWAE Divestiture. The decrease in CWNA’s gross profit is primarily due to lower U.S. base branded wine volume; higher average cost of product sold in the U.S. (due largely to higher costs for transportation and imported products in the Company’s wine and spirits portfolio) and higher average U.S. promotional spend; partially offset by favorable product mix shift in the U.S. base branded wine portfolio and a benefit of $15.4 million from lower-margin wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment. In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were lower by $2.7 million in Nine Months 2012 versus Nine Months 2011. Gross profit as a percent of net sales increased to 40.3% for Nine Months 2012 from 35.8% for Nine Months 2011 primarily due to the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $398.2 million for Nine Months 2012 from $512.2 million for Nine Months 2011, a decrease of $114.0 million, or (22%). This decrease is due to decreases in the CWAE segment of $93.7 million, the Corporate Operations and Other segment of $20.4 million and unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $5.2 million; partially offset by an increase in the CWNA segment of $5.3 million. The decrease in CWAE’s selling, general and administrative expenses is due to the January 2011 CWAE Divestiture. The decrease in Corporate Operations and Other’s selling, general and administrative expenses is due to a decrease in general and administrative expenses primarily relating to (i) lower annual management incentive compensation expense, (ii) lower expenses incurred in connection with Project Fusion, (iii) lower consulting expense and (iv) net gains recognized in connection with the early redemption of certain AFS debt securities from Accolade. The decrease in unusual items is due primarily to net gains of $9.1 million for Nine Months 2012 recognized in connection with the acquisition of Ruffino. The increase in CWNA’s selling, general and administrative expenses is due to increases in advertising expenses (on a constant currency basis) of $9.1 million and selling expenses (on a constant currency basis) of $5.7 million and an unfavorable year-over-year foreign currency translation impact of $4.7 million, partially offset by a decrease in general and administrative expenses (on a constant currency basis) of $14.2 million. The increases in advertising and selling expenses are due largely to the launch of several new products in the segment’s U.S. branded wine portfolio. The decrease in general and administrative expenses is primarily due to lower annual management incentive compensation expense and a favorable legal settlement in the U.S. related to the use of a certain intangible asset. Selling, general and administrative expenses as a percent of net sales increased to 19.7% for Nine Months 2012 as compared to 19.6% for Nine Months 2011 primarily due to the factors discussed above, partially offset by the lower U.S. base branded wine net sales.

Restructuring Charges

The Company recorded $11.6 million of restructuring charges for Nine Months 2012 associated primarily with the Company’s plan (committed to in May 2011, announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the CWAE Divestiture (the “Fiscal 2012 Initiative”). Restructuring charges consisted of $10.1 million of employee termination benefit costs, $1.4 million of contract termination costs and $0.1 million of facility consolidation/relocation costs. The Company recorded $17.4 million of restructuring charges for Nine Months 2011 associated primarily with the Company’s Global Initiative and Australian Initiative.

In addition, the Company incurred additional costs for Nine Months 2012 and Nine Months 2011 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Nine Months 2012 and Nine Months 2011 are as follows:

	Nine Months 2012	Nine Months 2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.3	$1.6

Selling, General and Administrative Expenses
Net gain on sale of nonstrategic assets	$-	$(1.0)
Acquisition-related integration costs	$-	$0.2
Other costs	$6.3	$5.4

Restructuring Charges	$11.6	$17.4

The Company expects to incur the following costs in connection with its restructuring and acquisition-related integration plans for Fiscal 2012.

Expected Fiscal 2012
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.3

Selling, General and Administrative Expenses
Other costs	$8.6

Restructuring Charges	$11.7

Impairment of Intangible Assets

The Company recorded an impairment loss of $6.9 million for Nine Months 2011 on certain U.S. trademarks in connection with the Company’s decision to discontinue certain wine brands within its CWNA segment’s wine portfolio. No such impairments were recorded for Nine Months 2012.

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Nine Months 2012 and Nine Months 2011.

	Nine Months 2012	Nine Months 2011	% (Decrease) Increase
(in millions)
CWNA	$476.0	$507.0	(6)%
CWAE	-	2.5	(100)%
Corporate Operations and Other	(59.1)	(79.5)	26%
Crown Imports	332.1	356.2	(7)%
Consolidations and eliminations	(332.1)	(356.2)	7%

Total Reportable Segments	416.9	430.0	(3)%
Restructuring Charges and Unusual Items	(9.8)	(30.4)	NM

Consolidated Operating Income	$407.1	$399.6	2%

As a result of the factors discussed above, consolidated operating income increased to $407.1 million for Nine Months 2012 from $399.6 million for Nine Months 2011, an increase of $7.5 million, or 2%. Restructuring charges and unusual items of $9.8 million and $30.4 million for Nine Months 2012 and Nine Months 2011, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Nine Months 2012	Nine Months 2011
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$0.8	$2.1
Accelerated depreciation	0.3	1.6
Other	-	0.1

Cost of Product Sold	1.1	3.8

Selling, General and Administrative Expenses
Net gains on acquisition of Ruffino	(9.1)	-
Net gains on CWAE Divestiture and related activities	(2.2)	-
Net foreign currency loss on contractual obligation from put option of Ruffino shareholder	2.1	-
Net gains on sale of nonstrategic assets	-	(3.3)
Acquisition-related integration costs	-	0.2
Other costs	6.3	5.4

Selling, General and Administrative Expenses	(2.9)	2.3

Impairment of Intangible Assets	-	6.9

Restructuring Charges	11.6	17.4

Restructuring Charges and Unusual Items	$9.8	$30.4

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees decreased to $179.5 million in Nine Months 2012 from $192.3 million in Nine Months 2011, a decrease of $12.8 million, or (7%). This decrease is primarily due to lower equity in earnings from the Company’s Crown Imports joint venture.

Net sales for Crown Imports increased to $1,945.0 million for Nine Months 2012 from $1,912.5 million for Nine Months 2011, an increase of $32.5 million, or 2%. This increase resulted primarily from volume growth combined with lower promotional spend and a favorable product mix shift within the Crown Imports’ Mexican beer portfolio. Nine Months 2012 volume growth was primarily due to existing product portfolio growth largely due to summer advertising spend and product line extensions for certain brands within the Crown Imports’ Mexican beer portfolio, coupled with the continuing launch of the Victoria brand which began during the Company’s fourth quarter of fiscal 2011. Crown Imports gross profit increased $21.0 million, or 4%, primarily due to these factors. Selling, general and administrative expenses increased $45.1 million, or 24%, primarily due to a planned increase in advertising spend. Operating income decreased $24.1 million, or (7%), primarily due to these factors.

Interest Expense, Net

Interest expense, net of interest income of $4.9 million and $2.6 million, for Nine Months 2012 and Nine Months 2011, respectively, decreased to $133.1 million for Nine Months 2012 from $147.9 million for Nine Months 2011, a decrease of $14.8 million, or (10%). The decrease resulted from lower average borrowings in total, partially offset by a higher weighted average interest rate on outstanding borrowings resulting primarily from the prepayment of a portion of the lower interest rate tranche B term loan facility.

Provision for Income Taxes

The Company’s effective tax rate for Nine Months 2012 and Nine Months 2011 was 24.6% and 37.0%, respectively. The Company’s effective tax rate for Nine Months 2012 was substantially impacted by a decrease in uncertain tax positions of $60.2 million in connection with the completion of various income tax examinations during Nine Months 2012. The Company’s effective tax rate for Nine Months 2011 includes a decrease in uncertain tax positions of $35.1 million in connection with the completion of various income tax examinations during Nine Months 2011, partially offset by the recognition of a valuation allowance against deferred tax assets in the U.K. of $30.1 million.

Net Income

As a result of the above factors, net income increased to $342.0 million for Nine Months 2012 from $279.7 million for Nine Months 2011, an increase of $62.3 million, or 22%.

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

As of December 31, 2011, the Company had $485.2 million in revolving loans available to be drawn under its 2006 Credit Agreement. The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.

Nine Months 2012 Cash Flows

Operating Activities

Net cash provided by operating activities for Nine Months 2012 was $640.8 million, which resulted primarily from net income of $342.0 million, plus net noncash items charged to the Consolidated Statements of Operations of $176.5 million and net cash provided by the net change in the Company’s operating assets and liabilities of $114.9 million.

The net noncash items consisted primarily of depreciation expense, stock-based compensation expense, deferred tax provision and equity in earnings of equity method investees, net of distributed earnings. The net cash provided by the net change in the Company’s operating assets and liabilities resulted primarily from an increase in accounts payable of $135.3 million and an increase in other accrued expenses and liabilities of $133.9 million, partially offset by an increase in accounts receivable, net, of $139.5 million and an increase in inventories of $37.8 million. The increases in accounts payable and inventories are both primarily due to the seasonality of the calendar 2011 U.S. grape harvest. The increase in other accrued expenses and liabilities is due largely to an increase in current income taxes payable due primarily to a refund of $85.5 million received in the first quarter of fiscal 2012 associated with the recognition of income tax benefits in the fourth quarter of fiscal 2011 in connection with the January 2011 CWAE Divestiture. The increase in accounts receivable, net, is due largely to seasonality as January and February are typically the Company’s lowest selling months.

Investing Activities

Net cash used in investing activities for Nine Months 2012 was $118.7 million, which resulted primarily from capital expenditures of $54.1 million, purchase of the remaining 50.1% equity interest in Ruffino of $51.5 million and payments of post-closing adjustments and direct costs associated with the January 2011 CWAE Divestiture of $26.9 million; partially offset by proceeds from the redemption of AFS debt securities of $20.2 million.

Financing Activities

Net cash used in financing activities for Nine Months 2012 was $475.0 million resulting primarily from principal payments of long-term debt of $470.5 million and purchases of treasury stock of $281.3 million (see “Share Repurchase” below), partially offset by net proceeds from notes payable of $223.2 million and proceeds from exercises of employee stock options of $42.3 million.

Share Repurchase

In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock. The Board of Directors did not specify a date upon which this authorization would expire. Share repurchases under this authorization are expected to be accomplished at management’s discretion from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund share repurchases with cash generated from operations or proceeds of borrowings under its senior credit facility. Any repurchased shares will become treasury shares.

During Nine Months 2012, the Company repurchased 14,968,488 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $281.3 million, or an average cost of $18.79 per share, through open market transactions. Subsequent to November 30, 2011, and through January 9, 2012, the Company repurchased an additional 242,700 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $4.5 million, or an average cost of $18.46 per share, through open market transactions. In total, the Company has repurchased 15,211,188 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $285.8 million, or an average cost of $18.79 per share. The Company used revolver borrowings under the 2006 Credit Agreement and cash flows from operating activities to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

Debt

Total debt outstanding as of November 30, 2011, amounted to $3,104.6 million, a decrease of $131.7 million from February 28, 2011.

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

As of November 30, 2011, following the prepayment of $400.0 million of the tranche B term loan facility during the first quarter of fiscal 2012, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 1.9%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.0%, 2013 Revolving Facility of $247.0 million bearing an interest rate of 2.7%, outstanding letters of credit of $12.2 million, and $390.8 million in revolving loans available to be drawn.

As of November 30, 2011, the required principal repayments of the tranche B term loan facility for the remaining three months of fiscal 2012 and for each of the four succeeding fiscal years are as follows:

Tranche B Term Loan Facility
(in millions)
2012	$-
2013	314.1
2014	314.1
2015	99.7
2016	98.7

$826.6

As of December 31, 2011, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 2.0%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.1%, 2013 Revolving Facility of $152.6 million bearing an interest rate of 2.7%, outstanding letters of credit of $12.2 million, and $485.2 million in revolving loans available to be drawn.

In June 2010, the Company entered into a five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For Nine Months 2012 and Third Quarter 2012, the Company reclassified net losses of $2.0 million, net of income tax effect, from Accumulated Other Comprehensive Income (“AOCI”) to interest expense, net on the Company’s Consolidated Statements of Operations. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations for Nine Months 2011 and Third Quarter 2011.

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

Presentation of comprehensive income –

In June 2011, the FASB issued amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. In addition, this amended guidance requires retrospective application. In December 2011, the FASB issued additional guidance deferring the effective date of the June 2011 amended guidance related to the presentation of reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for further redeliberation. The Company is required to adopt the requirement to present comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements for its annual and interim periods beginning March 1, 2012. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I) the statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected restructuring charges, accelerated depreciation and other costs, (iii) information concerning expected or potential actions of third parties, including distributor inventory levels, (iv) information concerning the future expected balance of supply and demand for wine, and (v) the duration of the share repurchase implementation and (II) the statements regarding Project Fusion are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i) distributor inventory levels and the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii) the Company’s restructuring charges, accelerated depreciation and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation, proceeds from the sale of assets identified for sale, product portfolio rationalizations, production footprint, and/or other costs of implementation, (iii) the amount and timing of any share repurchases may vary due to market conditions, the Company’s cash and debt position, and other factors as determined by management from time to time, and (iv) the benefits of Project Fusion may vary from the Company’s current expectations. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

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

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of November 30, 2011, the Company had exposures to foreign currency risk primarily related to the euro, New Zealand dollar, and Canadian dollar.

As of November 30, 2011, and November 30, 2010, the Company had outstanding foreign currency derivative instruments with a notional value of $510.0 million and $1,004.1 million, respectively. As of November 30, 2011, approximately 65.9% of the Company’s balance sheet exposures and forecasted transactional exposures for the remaining three months of fiscal 2012 were hedged. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $7.2 million and $19.9 million as of November 30, 2011, and November 30, 2010, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of November 30, 2011, and November 30, 2010, the fair value of open foreign currency contracts would have been decreased by $0.6 million and $11.1 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,131.1 million and $2,085.8 million as of November 30, 2011, and November 30, 2010, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2011, and November 30, 2010, would have resulted in a decrease in the fair value of the fixed interest rate long-term debt by $82.6 million and $94.0 million, respectively.

As of November 30, 2011, the Company had outstanding cash flow designated interest rate swap agreements to minimize interest rate volatility. As of November 30, 2011, the swap agreements fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $42.8 million as of November 30, 2011. A hypothetical 1% increase from prevailing interest rates as of November 30, 2011, would have favorably increased the fair value of the interest rate swap agreements by $24.2 million.

In addition to the $2,131.1 million and $2,085.8 million estimated fair value of fixed rate debt outstanding as of November 30, 2011, and November 30, 2010, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of November 30, 2011, and November 30, 2010, the estimated fair value of the Company’s total variable rate debt, including current maturities, was $1,151.8 million and $1,743.7 million, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2011, and November 30, 2010, would have resulted in a decrease in the fair value of the variable interest rate long-term debt by $16.7 million and $36.1 million, respectively.

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

Internal Control Over Financial Reporting

During the quarter ended November 30, 2011, the Company continued a phased global implementation of Project Fusion, an updated enterprise resource planning system, which includes updated instances of the Company’s JD Edwards accounting system. When completed, virtually all the Company’s operations, corporate and administrative functions will utilize a single updated instance of the JD Edwards accounting system. As previously reported, Project Fusion is the Company’s initiative to implement a comprehensive multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform. During the quarter ended November 30, 2011, the Company transitioned the processes and procedures for its United States business and corporate and administrative functions to a new instance of JD Edwards. The implementation of this phase of the project has involved changes to certain internal controls over financial reporting and additional changes are expected throughout the global implementation process. Management believes these changes to controls along with the additional compensating controls relating to financial reporting for affected processes are adequate and effective. Management also believes the new instance of JD Edwards and the related changes to internal control over financial reporting will ultimately strengthen internal control over financial reporting. Nevertheless, management will continue to evaluate and monitor the changes in controls and procedures as processes in each of the affected areas continue to evolve.

In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer of the Company’s “disclosure controls and procedures,” no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Further changes in the Company’s internal control over financial reporting are expected as the Company continues its global implementation of Project Fusion. The Company currently anticipates that its global implementation of Project Fusion will be complete during its fiscal year ending February 28, 2013.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, on February 14, 2011, a subsidiary of the Company received from the United States Environmental Protection Agency (“EPA”) a Notification of Potential Enforcement Action for Violations of Section 112(r)(7) of the Clean Air Act (the “Notification”). The Notification was based on the findings of an October 2009 inspection of the Company’s Woodbridge Winery facility by the EPA relating to ammonia system relief valves in the facility. The Company and the EPA resolved this matter through a Consent Agreement and Final Order which was signed and filed with the EPA Region 9 Clerk on September 30, 2011. In accordance with the provisions of the Consent Agreement and Final Order, the Company paid a civil penalty of $95,000 in full settlement of the allegations set forth in the Consent Agreement and Final Order and the Notification, but without admitting or denying the factual allegations set forth in that Consent Agreement and Final Order or the Notification.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(1)
September 1 – 30, 2011	2,506,900	$18.06	2,506,900	$267,195,783
October 1 – 31, 2011	2,244,700	17.98	2,244,700	$226,832,035
November 1 – 30, 2011	450,000	18.12	450,000	$218,676,055

Total	5,201,600	$18.03	5,201,600	$218,676,055	(2)

(1)

On April 7, 2011, the Company announced that its Board of Directors had authorized the repurchase from time to time of up to an aggregate amount of $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). The Board of Directors did not specify a date upon which the 2012 Authorization would expire.

(2)

Subsequent to November 30, 2011 and through January 9, 2012, the Company repurchased an additional 242,700 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $4.5 million, or an average cost of $18.46 per share, through open market transactions, thereby reducing the approximate dollar value of shares that may yet be purchased under the 2012 Authorization subsequent to January 9, 2012 to $214.2 million.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 63 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated: January 9, 2012	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President, Finance and Controller

Dated: January 9, 2012	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.

2.1	Share Subscription Agreement, dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holding Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 23, 2010, filed December 28, 2010 and incorporated herein by reference).

2.2	Deed of Amendment and Restatement dated January 31, 2011 to the Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holding Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd. and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 31, 2011, filed February 4, 2011 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).#

4.1	Indenture, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.2	Supplemental Indenture No. 1, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.3	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

4.4	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).#

4.5	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).#

4.6	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.7	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.8	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).#

4.9	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.10	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.11	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

4.12	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).#

4.13	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).#

4.14	Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

4.15	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).#

4.16	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

4.17	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).#

4.18	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).

4.19	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2011 and February 28, 2011, (ii) Consolidated Statements of Operations for the nine months and the three months ended November 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

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