Form 10-K
period 2012-02-29
CONSTELLATION BRANDS, INC.
filed 2012-04-30
CIK 16918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-08495

CONSTELLATION BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-0716709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 High Point Drive, Building 100 Victor, New York	14564
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (585) 678-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (par value $.01 per share)	New York Stock Exchange
Class B Common Stock (par value $.01 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,418,432,535.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 20, 2012, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	165,313,768
Class B Common Stock, par value $.01 per share	23,552,635
Class 1 Common Stock, par value $.01 per share	11,652

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 27, 2012 is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i) the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii) the Company’s expected restructuring charges, accelerated depreciation and other costs, (iii) information concerning expected or potential actions of third parties, (iv) information concerning the future expected balance of supply and demand for wine, (v) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network, (vi) the duration of the share repurchase implementation, and (vii) the possible refinancing and replacing of the Company’s current senior credit facility and the terms of any such facility are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i) the impact upon results of operations resulting from the decision to consolidate the Company’s U.S. distributor network will vary from current expectations due to actual U.S. distributor experience, (ii) the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual grape harvest and actual consumer demand, (iii) the Company’s restructuring charges, accelerated depreciation and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, and/or other costs of implementation, (iv) the amount and timing of any share repurchases may vary due to market conditions, the Company’s cash and debt position, and other factors as determined by management from time to time, and (v) any replacing or refinancing of the Company’s current senior credit facility and the terms of any such facility may vary from management’s current expectations due to conditions in the credit markets. Additional important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company’s forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in other Company filings with the Securities and Exchange Commission.

PART I

Item 1.	Business.

Introduction

Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries, and all references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company’s method of classification. All references to “Fiscal 2012,” “Fiscal 2011” and “Fiscal 2010” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2013” refer to the Company’s fiscal year ending February 28, 2013.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2011 and have been obtained or derived from industry and government publications and Company estimates. The industry and government publications include: Beverage Information Group; Impact Databank Review and Forecast; SymphonyIRI Group; Nielsen; Beer Marketer’s Insights; Euromonitor International; International Wine and Spirit Record; Association for Canadian Distillers; Distilled Spirits Council of the United States; and Canadian Home Wine Trade Association. The Company has not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. The Company has approximately 4,400 employees located primarily in the United States (“U.S.”) and Canada with the corporate headquarters located in Victor, New York. The Company conducts its business through entities it wholly owns as well as through a variety of joint ventures and other entities.

The Company is the world’s leading premium wine company with a leading market position in the U.S., Canada and New Zealand. Prior to January 31, 2011, the Company had a leading market position in both Australia and the United Kingdom (“U.K.”) through its Australian and U.K. business. On January 31, 2011, the Company sold 80.1% of its Australian and U.K. business as part of its efforts to premiumize its portfolio and improve margins and return on invested capital (see additional discussion regarding this divestiture below). The Company’s wine portfolio is complemented by select premium spirits brands and other select beverage alcohol products.

The Company is the leading marketer of imported beer in the U.S. through its investment in Crown Imports, LLC (“Crown Imports”), a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”) pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) are imported, marketed and sold by the joint venture in the U.S.

Many of the Company’s products are recognized leaders in their respective categories and geographic markets. The Company’s strong market positions make the Company a supplier of choice to many of its customers, who include wholesale distributors, retailers, on-premise locations and government alcohol beverage control agencies.

The Company currently reports net sales in one reportable segment, Constellation Wines North America. Prior to the January 2011 CWAE Divestiture (as defined below), the Company reported its net sales in two reportable segments, Constellation Wines North America and Constellation Wines Australia and Europe (see additional discussion regarding business segments below). Net sales reported by these segments (based on the location of the selling company) are summarized as follows:

	For the Year Ended February 29, 2012	% of Total	For the Year Ended February 28, 2011	% of Total
(in millions)
Constellation Wines North America	$2,654.3	100%	$2,557.3	77%
Constellation Wines Australia and Europe	—	—	774.7	23%

Consolidated Net Sales	$2,654.3	100%	$3,332.0	100%

During the past 10 years, there have been certain key trends within the beverage alcohol industry, which include:

•	Consolidation of suppliers, wholesalers and retailers;

•	An increase in global wine consumption, with premium wines growing faster than value-priced wines;

•	Premium spirits growing faster than value-priced spirits; and

•	High-end beer (imports and crafts) growing faster than domestic beer in the U.S.

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

Over the prior four fiscal years ended February 28, 2011, the Company has complemented this strategy by divesting certain businesses, brands, and assets as part of its efforts to increase its mix of premium brands, improve margins, create operating efficiencies and reduce debt.

Recent Acquisitions and Divestitures

In October 2011, the Company acquired the remaining 50.1% equity interest in Ruffino S.r.l. (“Ruffino”) for €50.3 million ($68.6 million). The Company also assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). Prior to this transaction, the Company had owned 49.9% of Ruffino and was the U.S. importer for the Ruffino wine brands.

In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $267.7 million. The Company has received cash proceeds of $193.7 million, net of cash divested of $15.8 million, direct costs paid of $11.4 million and post-closing adjustments paid of $18.5 million.

The Company has retained a less than 20% interest in the business. This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio and improving margins and return on invested capital.

In January 2010, the Company sold its U.K. cider business for cash proceeds of £43.9 million ($71.6 million), net of direct costs to sell. This transaction is consistent with the Company’s strategic focus on premium higher-growth, higher-margin wine, beer and spirits brands.

In March 2009, as part of its strategic focus on higher-margin premium brands in its portfolio, the Company sold its value spirits business for $336.4 million, net of direct costs to sell. The Company received $276.4 million, net of direct costs to sell, in cash proceeds and a note receivable for $60.0 million. In the first quarter of fiscal 2011, the Company received full payment of the note receivable. The Company retained the SVEDKA Vodka and Black Velvet Canadian Whisky premium spirits brands, which have marketplace scale and higher margins than the value spirits brands that were sold. To achieve synergies and operating efficiencies, these brands were consolidated into the Company’s North American wine operations during Fiscal 2010.

For more information about these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Business Segments

Prior to January 31, 2011, the Company’s internal management financial reporting consisted of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand, and Crown Imports. Due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company had aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, prior to January 31, 2011, the Company reported its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). As a result of the January 2011 CWAE Divestiture, as of February 1, 2011, the Company no longer reports operating results for the CWAE segment.

From February 1, 2011, through May 31, 2011, the Company’s internal management financial reporting consisted of three business divisions: Constellation Wines North America, Constellation Wines New Zealand and Crown Imports. As discussed above, the Company had aggregated the results of its Constellation Wines New Zealand operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, from February 1, 2011, through May 31, 2011, the Company reported its operating results in three segments: CWNA, Corporate Operations and Other, and Crown Imports.

In connection with the Company’s changes on June 1, 2011, within its internal management structure for its wine and spirits business, the Company changed its internal management financial reporting to consist of two business divisions: Constellation Wines North America and Crown Imports. These organizational changes had no impact on the Company’s previously reported segment financial information as the Company continues to report its operating results in three segments: CWNA, Corporate Operations and Other, and Crown Imports. The business segments, described more fully below, reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.

Information regarding net sales, operating income and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 23 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

Constellation Wines North America

CWNA is the leading producer and marketer of premium wine in the world. It has a leading market position in the U.S., Canada and New Zealand and sells a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine. The portfolio of super-premium and fine wines is supported by vineyard holdings in the U.S., Canada, New Zealand and Italy. Wine produced by the Company in the U.S. is primarily marketed domestically and in Canada and the U.K. Wine produced in Canada is primarily marketed domestically. Wine produced in New Zealand is primarily marketed in the U.S., Canada, Australia and the U.K. and domestically. Wine produced in Italy is primarily marketed in the U.S., Canada and domestically. In addition, CWNA exports its wine products to other major wine consuming markets of the world.

In the U.S., CWNA sells 14 of the top-selling 100 table wine brands and is a leading premium wine company. In Canada, it sells wine across all price points, and has six of the top-selling 25 table wine brands and the leading icewine brand with Inniskillin.

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

Constellation Wines Australia and Europe

Prior to the January 2011 CWAE Divestiture, the Company’s CWAE segment was a leading producer and marketer of wine in Australia and a leading marketer of wine in the U.K. Wine produced by the Company in Australia was primarily marketed domestically and in the U.K. CWAE sold wine brands across all price points and varieties, and was the leading producer of value-priced cask (box) wines in Australia.

Crown Imports

In January 2007, the Company completed the formation of Crown Imports. The Company and Modelo indirectly each have an equal interest in Crown Imports, which has the exclusive right to import, market and sell primarily the Modelo Brands, which include Corona Extra, Corona Light, Modelo Especial, Pacifico, Negra Modelo and Victoria, in all 50 states of the U.S. In the U.S., Crown Imports has six of the top-selling 25 imported beer brands. Corona Extra is the best-selling imported beer and the sixth best-selling beer overall and Corona Light is the leading imported light beer. The Company accounts for its investment in Crown Imports under the equity method.

Corporate Operations and Other

The Corporate Operations and Other segment includes traditional corporate-related items including executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology.

Marketing and Distribution

The Company’s segments employ full-time, in-house marketing, sales and customer service organizations to maintain a high degree of focus on their respective product categories. The organizations use a range of marketing strategies and tactics designed to build brand equity and increase sales, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions and public relations. Where opportunities exist, particularly with national accounts in the U.S., the Company leverages its sales and marketing skills across the organization.

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

Trademarks and Distribution Agreements

Trademarks are an important aspect of the Company’s business. The Company sells its products under a number of trademarks, which the Company owns or uses under license. Throughout its segments, the Company also has various licenses and distribution agreements for the sale, or the production and sale, of its products and products of third parties. These licenses and distribution agreements have varying terms and durations. At the end of the Company’s year ended February 29, 2012, these agreements included, among others, a long-term license agreement with the B. Manischewitz Company, which expires in 2042, for the Manischewitz brand, and a distribution and importation agreement with Baron Philippe de Rothschild S.A., which expires in December 2016, for the Mouton Cadet brand. Additionally, in connection with the CWAE Divestiture, the Company entered into distribution, importation and license agreements that expire in 2014 regarding the production, distribution, importation and licensing of products owned by the divested business which include various brands, such as, but not limited to, the Hardy’s brands.

All of the Company’s imported beer products are imported, marketed and sold through Crown Imports. Crown Imports has entered into exclusive importation agreements with the suppliers of the imported beer products. These agreements have terms that vary and prohibit Crown Imports from importing beer products from other producers from the same country. Crown Imports’ Mexican beer portfolio, the Modelo Brands, currently consists of the Corona Extra, Corona Light, Modelo Especial, Negra Modelo, Pacifico and Victoria brands. Crown Imports has the right to market and sell the Modelo Brands in all 50 states of the U.S., the District of Columbia and Guam. Crown Imports has an exclusive sub-license to use certain trademarks related to Modelo Brands beer products in the U.S. (including the District of Columbia and Guam) pursuant to a sub-license agreement between Crown Imports and Marcas Modelo, S.A. de C.V. This sub-license agreement continues for the duration of the Crown Imports joint venture.

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

CWNA’s principal wine competitors include: E&J Gallo Winery, The Wine Group, Treasury Wine Estates, W.J. Deutsch & Sons, Ste. Michelle Wine Estates, Kendall-Jackson and Diageo in the U.S.; Andrew Peller, Treasury Wine Estates, Kruger and E&J Gallo Winery in Canada; and Pernod Ricard, Lion Nathan and Treasury Wine Estates in New Zealand. CWNA’s principal distilled spirits competitors include: Diageo, Beam, Pernod Ricard, Bacardi and Brown-Forman.

Crown Imports’ principal competitors include: Anheuser-Busch InBev, MillerCoors and Heineken.

Production

In the U.S., the Company operates 18 wineries where wine is produced from many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. The Company also operates nine wineries in Canada, four wineries in New Zealand and six wineries in Italy. Grapes are crushed at most of the Company’s wineries and stored as wine until packaged for sale under the Company’s brand names or sold in bulk. In the U.S., Canada and Italy, the Company’s inventories of wine are usually at their highest levels in September through November during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Similarly, in New Zealand, the Company’s inventories of wine are usually at their highest levels in March through May during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush.

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

Most of the Company’s annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S., Canada and Italy, and begins in February and runs through May in New Zealand. The Company believes that it has adequate sources of grape supplies to meet its sales expectations. However, when demand for certain wine products exceeds expectations, the Company sources the extra requirements from the bulk wine markets. Depending upon overall demand, the Company could experience shortages.

The Company receives grapes from approximately 1,020 independent growers in the U.S., approximately 100 independent growers in Canada, approximately 80 independent growers in New Zealand and approximately 60 independent growers in Italy. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year and is generally based on then-current market prices.

At February 29, 2012, the Company owned or leased approximately 19,100 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Canada, New Zealand and Italy. This acreage supplies only a small percentage of the Company’s overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company’s super-premium and fine wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

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

Government Regulation

The Company is subject to a range of regulations in the countries in which it operates. Where it produces products, the Company is subject to environmental laws and regulations, and may be required to obtain environmental and alcohol beverage permits and licenses to operate its facilities. Where it markets and sells products, it may be subject to laws and regulations on brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising and public relations. The Company is also subject to rules and regulations relating to changes in officers or directors, ownership or control.

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

Employees

As of the end of March 2012, the Company had approximately 4,400 full-time employees. Approximately 2,600 full-time employees were in the U.S. and approximately 1,800 full-time employees were outside of the U.S., primarily in Canada. Additional workers may be employed by the Company during the grape crushing seasons. The Company considers its employee relations generally to be good.

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

The Company also has adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics is available on the Company’s internet website, together with the Company’s Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, its Board of Directors Corporate Governance Guidelines and the Charters of the Board’s Audit Committee, Human Resources Committee (which serves as the Board’s compensation committee) and Corporate Governance Committee (which serves as the Board’s nominating committee). All of these materials are accessible on the Company’s internet website at http://www.cbrands.com/investors/corporate-governance. Amendments to, and waivers granted to the Company’s directors and executive officers under the Company’s codes of ethics, if any, will be posted in this area of the Company’s website. A copy of the Code of Business Conduct and Ethics, Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, Chief Executive Officer and Senior Financial Executive Code of Ethics, and/or the Board of Directors Corporate Governance Guidelines and committee charters are available in print to any shareholder who requests it. Shareholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564, or by telephoning the Company’s Investor Center at 1-888-922-2150.

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

Although we believe the adverse worldwide and domestic economic conditions experienced over recent years are improving, the degree and pace of recovery is uncertain and is expected to vary around the globe. Worldwide and domestic economies remain subject to prolongation, exacerbation and expansion of adverse conditions. In addition, instability in global credit markets, including the uncertainty related to sovereign debt issues in certain countries in the European Union, the instability in the geopolitical environment in many parts of the world, and other disruptions, may continue to put pressure on global economic conditions. We are subject to risks associated with adverse economic conditions, including economic slowdown, inflation, and the disruption, volatility and tightening of credit and capital markets.

In addition, unfavorable global or domestic economic situations could adversely impact our major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could impact our ability to produce and distribute our products. We have a committed credit facility and additional liquidity facilities available to us. While to date we have not experienced problems with accessing these facilities, to the extent that the financial institutions that participate in these facilities were to default on their obligation to fund, those funds would not be available to us.

The timing and nature of any recovery in the financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future. A prolonged downturn, further worsening or broadening of adverse conditions in the worldwide and domestic economies, or return of high levels of inflation could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. We are not able to predict the pace of recovery of the economies in the United States (“U.S.”) and our other major markets outside the U.S.

Our indebtedness could have a material adverse effect on our financial health.

We have incurred substantial indebtedness to finance our acquisitions. In the future, we may incur substantial additional indebtedness to finance further acquisitions, additional repurchases of shares of our stock, and other general corporate purposes. Our ability to satisfy our debt obligations outstanding from time to time will depend upon our future operating performance. We do not have complete control over our future operating performance because it is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors. We cannot assure you that our business will generate sufficient cash flow from operations to meet all of our debt service requirements and to fund our general corporate capital requirements.

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

Restrictive covenants in our senior credit facility and in our indentures place limits on our ability to conduct our business. Covenants in our senior credit facility include those that restrict our ability to make acquisitions, incur debt, create liens, sell assets, pay dividends, engage in mergers and consolidations, enter into transactions with affiliates, make investments and permit our subsidiaries to enter into certain restrictive agreements. It additionally contains certain financial covenants, including a debt ratio test and an interest coverage ratio test. Covenants in our indentures are generally less restrictive than our senior credit facility but nevertheless, among other things, limit our ability under certain circumstances to create liens or enter into sale-leaseback transactions and impose conditions on our ability to engage in mergers, consolidations and sales of all or substantially all of our assets.

These agreements also contain certain change of control provisions which, if triggered, may result in an acceleration of our obligation to repay the debt. If we fail to comply with the obligations contained in the senior credit facility, our existing or future indentures or other loan agreements, we could be in default under such agreements, which could require us to immediately repay the related debt and also debt under other agreements that may contain cross-acceleration or cross-default provisions.

Our senior credit facility has a specific term of years and we will have to enter into a new facility or a renewal facility on or before the June 2013 maturation of the revolving portion of the senior credit facility. While we have been exploring a variety of alternatives in the credit and debt markets, there can be no assurance that the rate of interest, terms and covenants or other obligations that would be contained within any replacement facility will be equal to or better than those under our current senior credit facility. A refinancing on less advantageous terms may adversely affect our business and reduce our profitability.

Our acquisition, divestiture and joint venture strategies may not be successful.

We have made a number of acquisitions and divestitures. We anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business and that we may divest ourselves of businesses, assets or securities of companies that we believe no longer provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations and information systems. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or realize anticipated operational synergies. Integrating the operations and personnel of acquired companies into our existing operations or separating from our existing operations the operations and personnel of businesses of which we divest may result in difficulties, significant expense and accounting charges, disrupt our business or divert management’s time and attention.

We recently acquired the remaining 50.1% interest in Ruffino S.r.l. and sold our value spirits business, our U.K. cider business, and 80.1% of our Australian and U.K. business. In connection with the integration of acquired operations, the separation of divested businesses, or the conduct of our overall business strategies, we may periodically restructure our businesses, integrate or separate our financial, operations and/or information systems, reorganize the management and reporting relationships within our business and/or sell assets or portions of our business. We may not achieve expected cost savings or efficiencies from restructuring activities or realize the expected proceeds from sales of assets or portions of our business. Actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. We may provide various indemnifications in connection with the sale of assets or portions of our business. Additionally, our final determinations and appraisals of the fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.

Acquisitions involve numerous other risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In connection with acquisitions or joint venture investments outside the U.S., we may enter into derivative contracts to purchase foreign currency in order to hedge against the risk of foreign currency fluctuations in connection with such acquisitions or joint venture investments. This would subject us to the risk of foreign currency fluctuations associated with such derivative contracts.

We have also acquired or retained equity or membership interests in companies which we do not control, such as our retained less than 20% interest in certain companies that comprised our Australian and U.K. business. The other parties that hold the remaining equity or membership interests in these types of companies may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of those companies. The arrangements through which we acquired or hold our equity or membership interests may require us, among other matters, to pay certain costs or to purchase other parties’ interests. Our failure to adequately manage the risks associated with any acquisition, or the failure of an entity in which we have an equity or membership interest, could adversely affect our financial condition or our valuation of these types of investments.

We have entered into joint ventures, including our joint venture with Grupo Modelo S.A.B. de C.V. (“Modelo”) and our holdings in Opus One Winery LLC, and we may enter into additional joint ventures. We share control of our joint ventures. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint venture. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments. In addition, our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our failure or the failure of an entity in which we have a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on our financial condition or results of operations.

We cannot assure you that any of our acquisitions, investments or joint ventures will be profitable or that forecasts regarding joint venture activities will be accurate. In particular, risks and uncertainties associated with our joint ventures include, among others, the joint venture’s ability to operate its business successfully, the joint venture’s ability to develop appropriate standards, controls, procedures and policies for the growth and management of the joint venture, and the strength of the joint venture’s relationships with its employees, suppliers and customers.

Competition could have a material adverse effect on our business.

We are in a highly competitive industry and the dollar amount and unit volume of our sales could be negatively affected by our inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of wholesalers, retailers or consumers to purchase competitor’s products instead of our products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitor’s products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position or for other reasons.

An increase in import and excise duties or other taxes or government regulations could have a material adverse effect on our business.

The U.S., Canada and other countries in which we operate impose import and excise duties and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in import and excise duties or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations. The U.S. federal budget and individual state, provincial or local municipal budget deficits could result in increased taxes on our products, business, customers or consumers. Various proposals to increase taxes on beverage alcohol products have been made at the federal and state or provincial level in recent years. Many U.S. states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. There may be further consideration by federal, state, provincial, local and foreign governmental entities to increase taxes upon beverage alcohol products as governmental entities explore available alternatives for raising funds during the current macroeconomic climate. In addition, federal, state, provincial, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal, state or provincial regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition or results of operations.

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

We also sponsor a very limited number of defined benefit plans that cover a limited number of our non-U.S. employees. Our costs of providing defined benefit plans are dependent upon a number of factors, such as discount rates, the rates of return on the plans’ assets, exchange rate fluctuations, future governmental regulation, global equity prices, and our required and/or voluntary contributions to the plans. Without sustained growth in pension investments over time to increase the value of the plans’ assets, and depending upon the other factors relating to worldwide and domestic economic trends and financial market conditions, we could be required to increase funding for some or all of our defined benefit plans.

We rely on the performance of wholesale distributors, major retailers and government agencies for the success of our business.

Local market structures and distribution channels vary worldwide. In the U.S., we sell our products principally to wholesalers for resale to retail outlets including grocery stores, club and discount stores, package liquor stores and restaurants and also directly to government agencies, while in Canada, we sell our products principally to government agencies. In the U.S., we have entered into exclusive arrangements with certain wholesalers that generate a large portion of our U.S. net sales and we are looking to enter into a limited additional number of exclusive wholesaler arrangements in additional areas of the U.S. The replacement or poor performance of our major wholesalers, retailers or government agencies could materially and adversely affect our results of operations and financial condition. Our inability to collect accounts receivable from our major wholesalers, retailers or government agencies could also materially and adversely affect our results of operations and financial condition.

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

While over the past several years there have been modest increases in consumption of beverage alcohol in most of our product categories and geographic markets, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	A general decline in economic or geopolitical conditions;

•	Concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•

A general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans and stricter laws related to driving while under the influence of alcohol;

•	Consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

•	The increased activity of anti-alcohol groups;

•	Increased federal, state, provincial or foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing; and

•	Increased regulation placing restrictions on the purchase or consumption of beverage alcohol products.

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

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain especially with regard to their appeal to consumers. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

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

We generally purchase raw materials under short-term supply contracts, we are subject to substantial price fluctuations for grapes and grape-related materials, and we have a limited group of suppliers of glass bottles.

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

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and climate change may negatively affect agricultural productivity in the regions from which we presently source our agricultural raw materials such as grapes. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.

Water is essential in the production of our products. The quality and quantity of water available for use is important to the supply of grapes and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. Such events could adversely affect our results of operations and financial condition.

Our operations subject us to risks relating to doing business globally, currency rate fluctuations, interest rate fluctuations, and geopolitical uncertainty, any of which could have a material adverse effect on our business.

In addition to our operations in the U.S., we have operations in Canada, New Zealand and Italy, our products are produced in various countries around the world and we sell our products in numerous countries throughout the world. Therefore, we are subject to risks associated with potential disruptions caused by changes in political, economic and social environments, including civil and political unrest, terrorism, local labor conditions and changes in laws, governmental regulations and policies in many countries outside the U.S. We are also subject to U.S. laws affecting the activities of U.S. companies abroad, including tax laws, anti-corruption laws and laws regarding the enforcement of contract and intellectual property rights. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these factors and other matters generally affecting U.S. companies with global operations. We are also exposed to risks associated with currency fluctuations and risks associated with interest rate fluctuations. Currency exchange rates between the U.S. dollar and foreign currencies in the markets in which we do business have fluctuated in recent years and are likely to continue to do so in the future. We manage our exposure to foreign currency and interest rate risks utilizing derivative instruments and other means to reduce those risks. We could experience changes in our ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks. We could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may have a material adverse effect on our results of operations and financial condition, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers, affect our global operations.

We have a significant amount of intangible assets, such as goodwill and trademarks, and if we are required to write-down any of these intangible assets, it would reduce our net income, which in turn could have a material adverse effect on our results of operations.

During the years ended February 29, 2012, February 28, 2011, and February 28, 2010, we recorded impairment losses of $38.1 million, $23.6 million and $103.2 million, respectively, on certain of our intangible assets. We continue to have a significant amount of intangible assets such as goodwill and trademarks and may acquire more intangible assets in the future. In accordance with the Financial Accounting Standards Board (“FASB”) guidance for intangibles – goodwill and other, goodwill and indefinite lived intangible assets are subject to a periodic impairment evaluation. Reductions in our net income caused by the write-down of any of these intangible assets could materially and adversely affect our results of operations and financial condition.

The termination of our joint venture with Modelo relating to importing, marketing and selling imported beer could have a material adverse effect on our business.

On January 2, 2007, we participated in establishing and commencing operations of a joint venture with Modelo, pursuant to which Corona Extra and the other Modelo Brands are imported, marketed and sold by the joint venture in the U.S. (including the District of Columbia) and Guam. Pursuant to the joint venture and related importation arrangements, the joint venture will continue for an initial term of 10 years, and renew in 10-year periods unless GModelo Corporation, a Delaware corporation and subsidiary of Diblo, gives notice prior to the end of year seven of any term of its intention to purchase our interest we hold through our subsidiary, Constellation Beers Ltd. (“Constellation Beers”). The joint venture may also terminate under other circumstances involving action by governmental authorities, certain changes in control of us or Constellation Beers as well as in connection with certain breaches of the importation and related sub-license agreements, after notice and cure periods.

The termination of the joint venture by acquisition of Constellation Beers’ interest or for other reasons noted above could have a material adverse effect on our business, financial condition or results of operations.

Class action or other litigation relating to alcohol abuse, the misuse of alcohol, product liability, or marketing or sales practices could adversely affect our business.

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

Maintaining a good reputation globally is critical to selling our branded products. Product contamination or tampering or the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. Although we maintain standards for the materials and product components we receive from our suppliers, and we also audit our suppliers’ compliance with our standards, it is possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements. If any of our products becomes unfit for consumption, is misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), or our responses relating to:

•	A perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities;

•	A perceived failure to address concerns related to the quality, safety or integrity of our products;

•	Our environmental impact, including use of agricultural materials, packaging, water and energy use and waste management; or

•	Efforts that are perceived as insufficient to promote the responsible use of alcohol.

Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to provide accurate and timely financial statement information, or to protect our information systems against service interruptions, misappropriation of data or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity.

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

We have experienced increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses, and the cost of capital improvements to our operating facilities in order to meet environmental regulatory requirements. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. We cannot guarantee that we will be able to pass along increased energy costs or increased costs associated with environmental regulatory compliance to our customers through increased prices.

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

Our reliance upon complex information systems distributed worldwide and our reliance upon third party global networks means we could experience breaches of security or interruptions to our business services.

We depend on information technology to enable us to operate efficiently and interface with customers, as well as maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. As with all large information technology systems, our systems could be penetrated by outside parties intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, or engaging in the unauthorized use of strategic information about us or our employees, customers or consumers. Such unauthorized access could disrupt our business operations and could result in the loss of assets or revenues, litigation, remediation costs, damage to our reputation, or the failure by us to retain or attract customers following such an event. Such events could have a material adverse effect on our business, financial condition or results of operations.

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

We have undertaken a comprehensive, multi-year business transformation initiative that we call Project Fusion. Project Fusion is our effort to create, design, implement and migrate certain of our financial processing systems to an enterprise-wide systems solution intended to improve our reporting capabilities and cost efficiencies. It is a planned initiative that includes an integrated technology platform intended to improve the accessibility of information, the visibility of global data, further enhance operating efficiencies and provide more effective management of our business operations. Enterprise resource planning system projects, such as Project Fusion, are complex and time-consuming projects that can involve substantial expenditures for system hardware, software, management focus and implementation activities that can continue for several years. There can be no certainty that Project Fusion will deliver the expected benefits. The failure to deliver our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver system and process upgrades on time, or anticipate the necessary readiness and training needs, could lead to increased costs, business disruption and loss of customers and revenue.

Project Fusion includes an upgrade to our existing business accounting and journal entry system. This upgrade is being deployed for use throughout our company in various “go-live” phases which began in the third quarter of Fiscal 2012 and are planned to continue throughout Fiscal 2013. Upgrading an accounting system and conversion to a new information technology platform is costly and involves risks inherent in the conversion to the upgraded system, including potential loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Implementation risks also include a potential increase in costs, the diversion of management’s and employees’ attention and resources, and a potentially adverse effect on our operating results, internal controls over financial reporting and ability to manage our business effectively. Throughout Project Fusion we have expended resources which are intended to properly and adequately address these issues and have instituted additional management controls relating to internal control over financial reporting and implementation risks. While Project Fusion is intended to further improve and enhance our information systems, it exposes us to the risks of integrating the system upgrades with our existing systems and processes. Disruption of our financial reporting could impair our ability to make required filings with various reporting agencies on a timely or accurate basis.

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

Constellation Wines North America

Through the Constellation Wines North America segment (“CWNA”), the Company maintains facilities in the U.S., Canada, New Zealand and Italy. These facilities include wineries, a distilling plant, bottling plants, warehousing and distribution facilities, distribution centers and office facilities. The segment maintains owned and/or leased division offices in a variety of locations, including Canandaigua, New York; St. Helena, California; San Francisco, California; Chicago, Illinois; Mississauga, Ontario; Huapai, New Zealand; and Brescia, Italy.

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

Through the CWNA segment, as of February 29, 2012, the Company owned or leased approximately 12,100 acres of vineyards, either fully bearing or under development, in California and New York to supply a portion of the grapes used in the production of wine.

Canada

Through the CWNA segment, the Company operates nine Canadian wineries, four of which are in British Columbia, four in Ontario, and one in Quebec. Seven of these wineries are owned, one winery in British Columbia is leased and one winery in Ontario is leased. The British Columbia and Ontario operations all harvest a domestic crop and all locations vinify and cellar wines. Four wineries include bottling and/or packaging operations. The Company also operates a warehousing and distribution facility and sales office in Scoudouc, New Brunswick and, in a leased facility, a sales and marketing office and distribution center in Mississauga, Ontario. In addition, through the segment, the Company operates facilities in Vancouver, British Columbia and Kitchener, Ontario in connection with its beer and wine making kit business. The Company also operates various retail stores in rented facilities throughout Ontario. The Company considers the segment’s principal facilities in Canada to be Niagara Cellars located in Niagara Falls (Ontario), the Vincor Quebec Division located in Rougemont (Quebec), the Vincor Production Facility located in Oliver (British Columbia) and the warehousing and distribution facility located in Scoudouc (New Brunswick).

Through the CWNA segment, as of February 29, 2012, the Company owned or leased approximately 1,800 acres of vineyards, either fully bearing or under development, in Ontario and British Columbia to supply a portion of the grapes used in the production of wine.

Through this segment, the Company currently owns and operates a distilling plant located in Lethbridge, Alberta, Canada. This facility distills, bottles and stores Canadian whisky for the segment, and distills and/or bottles and stores Canadian whisky, vodka, rum, gin and liqueurs for third parties. The Company considers this facility to be a principal facility.

New Zealand

Through the CWNA segment, the Company owns and operates four wineries in New Zealand. Three of these New Zealand wineries vinify and cellar wine and crush grapes. The other winery provides bulk storage, bottling and packaging operations. The Company considers the segment’s principal facilities in New Zealand to be the Nobilo Winery located in Huapai, West Auckland (North Island) and the Drylands Winery located in Marlborough (South Island).

Through the CWNA segment, as of February 29, 2012, the Company owned or had interests in approximately 4,000 acres of vineyards, either fully bearing or under development, in New Zealand.

Italy

Through the CWNA segment, the Company leases and operates six wineries in Italy, leases seven warehouses and owns a storage and bottling facility. All of these Italian wineries vinify and cellar wine and crush grapes. The Company considers the segment’s principal facilities in Italy to be the Poggio Casciano Winery located in Bagno a Ripoli, San Polo, Florence, the Gretole Winery located in Castellina, Chianti, Siena, and the Pontassieve storage/bottling facility located in Pontassieve, Florence.

Through the CWNA segment, as of February 29, 2012, the Company owned or had interests in approximately 1,200 acres of vineyards, either fully bearing or under development, in Italy.

Crown Imports

Crown Imports has entered into various arrangements to satisfy its warehouse requirements. It currently has contracted with six providers of warehouse space and services in a total of 12 locations throughout the U.S. Crown Imports maintains leased offices in Chicago, Illinois as well as in five other locations throughout the U.S.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Company

Information with respect to the current executive officers of the Company is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	61	Chairman of the Board
Robert Sands	53	President and Chief Executive Officer
F. Paul Hetterich	49	Executive Vice President, Business Development and Corporate Strategy
Thomas J. Mullin	60	Executive Vice President and General Counsel
Robert Ryder	52	Executive Vice President and Chief Financial Officer
W. Keith Wilson	61	Executive Vice President, Chief Human Resources and Administrative Officer
John A. (Jay) Wright	53	Executive Vice President and Chief Operating Officer

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

F. Paul Hetterich has been the Company’s Executive Vice President, Business Development and Corporate Strategy since June 2011. From July 2009 until June 2011, he served as Executive Vice President, Business Development, Corporate Strategy and International. From June 2003 until July 2009, he served as Executive Vice President, Business Development and Corporate Strategy. From April 2001 to June 2003, Mr. Hetterich served as the Company’s Senior Vice President, Corporate Development. Prior to that, Mr. Hetterich held several increasingly senior positions in the Company’s marketing and business development groups. Mr. Hetterich has been with the Company since 1986.

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

John A. (Jay) Wright is Executive Vice President and Chief Operating Officer of the Company. He was appointed to this position effective June 2011 and has served as President of Constellation Wines U.S., Inc. since December 2009. Additionally, from December 2009 until June 2011, he served as President, Constellation Wines North America. Prior to that, he served as Executive Vice President and Chief Commercial Officer of Constellation Wines U.S., Inc. from March 2009 until December 2009. Mr. Wright joined the Company in June 2006 with the Company’s acquisition of Vincor International Inc. Mr. Wright served as President of Vincor International Inc. from June 2006 until March 2009 and, prior to that, as President and Chief Operating Officer of Vincor International Inc.’s Canadian Wine Division from October 2001 until June 2006. Before that, he held various positions of increasing responsibility with various other consumer products companies.

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

CLASS A STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2011
High	$18.87	$17.56	$21.01	$22.52
Low	$15.06	$14.97	$16.64	$18.84
Fiscal 2012
High	$23.19	$22.00	$21.03	$22.34
Low	$18.12	$16.42	$17.05	$18.95

CLASS B STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2011
High	$18.74	$17.44	$20.94	$22.29
Low	$15.00	$15.03	$16.82	$18.50
Fiscal 2012
High	$22.99	$21.90	$20.97	$22.25
Low	$18.22	$16.89	$17.03	$19.17

At April 20, 2012, the number of holders of record of Class A Stock, Class B Stock and Class 1 Common Stock of the Company were 855, 167 and 5, respectively.

The Company has not paid any cash dividends on its common stock since its initial public offering in 1973. The Company currently intends to retain all of its earnings to finance the development and expansion of its business, but may in the future consider paying cash dividends on its common stock. In addition, the terms of the Company’s 2006 Credit Agreement (as defined under Item 7 of this Annual Report on Form 10-K under the caption “Financial Liquidity and Capital Resources – Debt – Senior Credit Facility”) may restrict the payment of cash dividends on its common stock under certain circumstances. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1) (3)
December 1 – 31, 2011	242,700	$18.46	242,700	$214,195,935
January 1 – 31, 2012	2,334,682	20.71	2,334,682	$165,845,883
February 1 – 29, 2012	3,688,396	21.56	3,688,396	$86,332,863

Total	6,265,778	$21.12	6,265,778	$86,332,863	(2)

(1)

On April 7, 2011, the Company announced that its Board of Directors had authorized the repurchase from time to time of up to an aggregate amount of $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). The Board of Directors did not specify a date upon which the 2012 Authorization would expire.

(2)

Subsequent to February 29, 2012, the Company utilized the remaining $86.3 million outstanding under the 2012 Authorization to repurchase 3,970,481 shares of Class A Common Stock at an average cost of $21.74 per share, through open market transactions, thereby completing the 2012 Authorization.

(3)

On April 5, 2012, the Company announced that its Board of Directors had authorized the repurchase from time to time of up to an aggregate amount of $1.0 billion of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Through April 30, 2012, the Company repurchased 6,386,051 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $137.1 million, or an average cost of $21.47 per share, through open market transactions, thereby reducing the approximate dollar value of shares that may yet be purchased under the 2013 Authorization subsequent to April 30, 2012 to $862.9 million.

Item 6.	Selected Financial Data.

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010	February 28, 2009	February 29, 2008
(in millions, except per share data)
Sales	$2,979.1	$4,096.7	$4,213.0	$4,723.0	$4,885.1
Less – excise taxes	(324.8)	(764.7)	(848.2)	(1,068.4)	(1,112.1)

Net sales	2,654.3	3,332.0	3,364.8	3,654.6	3,773.0
Cost of product sold	(1,592.2)	(2,141.9)	(2,220.0)	(2,424.6)	(2,491.5)

Gross profit	1,062.1	1,190.1	1,144.8	1,230.0	1,281.5
Selling, general and administrative expenses	(521.5)	(640.9)	(682.5)	(832.0)	(812.6)
Impairment of goodwill and intangible assets (1)	(38.1)	(23.6)	(103.2)	(300.4)	(812.2)
Restructuring charges (2)	(16.0)	(23.1)	(47.6)	(68.0)	(6.9)

Operating income (loss)	486.5	502.5	311.5	29.6	(350.2)
Equity in earnings of equity method investees	228.5	243.8	213.6	186.6	257.9
Interest expense, net	(181.0)	(195.3)	(265.1)	(323.0)	(348.3)
Loss on write-off of financing costs	—	—	(0.7)	—	—

Income (loss) before income taxes	534.0	551.0	259.3	(106.8)	(440.6)
(Provision for) benefit from income taxes	(89.0)	8.5	(160.0)	(194.6)	(172.7)

Net income (loss)	$445.0	$559.5	$99.3	$(301.4)	$(613.3)

Earnings (loss) per common share:
Basic – Class A Common Stock	$2.20	$2.68	$0.46	$(1.40)	$(2.83)

Basic – Class B Convertible Common Stock	$2.00	$2.44	$0.41	$(1.27)	$(2.57)

Diluted – Class A Common Stock	$2.13	$2.62	$0.45	$(1.40)	$(2.83)

Diluted – Class B Convertible Common Stock	$1.96	$2.40	$0.41	$(1.27)	$(2.57)

Total assets	$7,109.9	$7,167.6	$8,094.3	$8,036.5	$10,052.8

Long-term debt, including current maturities	$2,751.6	$3,152.6	$3,464.3	$4,206.3	$4,878.0

(1)

For a detailed discussion of impairment of intangible assets for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2012 Compared to Fiscal 2011 – Impairment of Intangible Assets” and “Fiscal 2011 Compared to Fiscal 2010 – Impairment of Intangible Assets,” respectively.

(2)

For a detailed discussion of restructuring charges for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the captions “Fiscal 2012 Compared to Fiscal 2011 – Restructuring Charges” and “Fiscal 2011 Compared to Fiscal 2010 – Restructuring Charges,” respectively.

For the years ended February 29, 2012, and February 28, 2011, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is the world’s leading premium wine company with a broad portfolio of consumer-preferred premium wine brands complemented by premium spirits, imported beer and other select beverage alcohol products. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in a joint venture with Grupo Modelo, S.A.B. de C.V. This imported beers joint venture operates as Crown Imports LLC and is referred to hereinafter as “Crown Imports.” The Company is a leading premium wine company in the U.S.; the leading producer and marketer of wine in Canada; and a leading producer and exporter of wine from New Zealand and Italy. Prior to January 31, 2011, the Company had leading market positions in both Australia and the United Kingdom (“U.K.”) through its Australian and U.K. business. On January 31, 2011, the Company completed the sale of 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) as further discussed below under “Divestitures in Fiscal 2011 and Fiscal 2010.”

Prior to January 31, 2011, the Company’s internal management financial reporting consisted of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand, and Crown Imports. Due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company had aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, prior to January 31, 2011, the Company reported its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). As a result of the January 2011 CWAE Divestiture, as of February 1, 2011, the Company no longer reports operating results for the CWAE segment.

From February 1, 2011, through May 31, 2011, the Company’s internal management financial reporting consisted of three business divisions: Constellation Wines North America, Constellation Wines New Zealand and Crown Imports. As discussed above, the Company had aggregated the results of its Constellation Wines New Zealand operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, from February 1, 2011, through May 31, 2011, the Company reported its operating results in three segments: CWNA, Corporate Operations and Other, and Crown Imports.

In connection with the Company’s changes on June 1, 2011, within its internal management structure for its wine and spirits business, the Company changed its internal management financial reporting to consist of two business divisions: Constellation Wines North America and Crown Imports. These organizational changes had no impact on the Company’s previously reported segment financial information as the Company continues to report its operating results in three segments: CWNA, Corporate Operations and Other, and Crown Imports. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

The Company’s business strategy in the CWNA segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, the Company continues to focus on growing premium product categories and expects to capitalize on its size and scale in the marketplace to profitably grow the business. During Fiscal 2010 (as defined below), the Company began implementation of a strategic project to consolidate its U.S. distributor network in key markets and create a new go-to-market strategy designed to focus the full power of its U.S. wine and spirits portfolio in order to improve alignment of dedicated, selling resources which is expected to drive organic growth. In connection with this strategy, the Company negotiated long-term contracts with certain of its U.S. distributors who currently represent about 60% of the Company’s branded wine and spirits volume in the U.S. During the second half of fiscal 2010 and throughout Fiscal 2011 (as defined below), the Company’s net sales and operating income for its U.S. branded wine and spirits business benefited from these contracts as the Company’s shipments to distributors exceeded distributor shipments to retailers. For Fiscal 2012 (as defined below), shipments to these distributors were essentially equal with the distributors’ shipments to retailers. The Company expects this stability on an annual basis for the remainder of the terms of these contracts, which extend through the end of fiscal 2015. The Company recently launched the next phase of its go-to-market strategy which entails the negotiation of long-term contracts with additional U.S. distributors in certain markets who currently represent about 10% of the Company’s branded wine and spirits volume in the U.S. The continuation of this go-to-market strategy is expected to further drive profitable, organic growth through the alignment of dedicated, selling resources.

The Company believes the current overall supply of wine is generally in balance with demand within the U.S. However, this may be impacted by the calendar 2011 grape harvest which came in lower than the calendar 2010 grape harvest and could result in a tightening of supply within certain varietals over the longer term.

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

For the year ended February 29, 2012 (“Fiscal 2012”), the Company’s net sales decreased 20% over the year ended February 28, 2011 (“Fiscal 2011”), primarily due to the CWAE Divestiture. Operating income for Fiscal 2012 decreased 3% over Fiscal 2011 primarily due to lower volumes in the Company’s U.S. base branded wine (as defined below) portfolio combined with an increase in restructuring charges and unusual items, partially offset by a decrease in Corporate Operations and Other general and administrative expenses. Net income for Fiscal 2012 decreased 20% over Fiscal 2011 primarily due to the items discussed above combined with an increase in the Company’s provision for income taxes.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2012 compared to Fiscal 2011, and Fiscal 2011 compared to the year ended February 28, 2010 (“Fiscal 2010”), and (ii) financial liquidity and capital resources for Fiscal 2012. References to U.S. base branded wine exclude the impact of (i) branded wine acquired in the acquisition of Ruffino (as defined below), (ii) branded wine for the CWNA segment previously sold through the Company’s CWAE segment, and/or (iii) branded spirits divested of in the value spirits divestiture (as discussed below), as appropriate. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

Acquisition in Fiscal 2012 and Equity Method Investment in Fiscal 2011

In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. For Fiscal 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should have affected the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

On October 5, 2011, the Company acquired the 50.1% shareholder’s entire equity interest in Ruffino for €50.3 million ($68.6 million). In conjunction with this acquisition, all of the aforementioned legal actions were settled. As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). The purchase price was financed with revolver borrowings under the 2006 Credit Agreement (as defined below). Prior to the acquisition of Ruffino, the Company recognized a net foreign currency loss of $2.1 million on the contingent obligation originally recorded in the fourth quarter of fiscal 2011. This net loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. In connection with the acquisition of Ruffino, the Company recognized net gains of $8.4 million related primarily to the gain on the revaluation of the Company’s previously held 49.9% equity interest in Ruffino to the acquisition-date fair value (consisting largely of the reclassification of the related foreign currency translation adjustments previously recognized in other comprehensive income), and the revaluation of the Company’s contingent obligation originally recorded in the fourth quarter of fiscal 2011. These net gains are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The results of operations of the Ruffino business are reported in the Company’s CWNA segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Divestitures in Fiscal 2011 and Fiscal 2010

Australian and U.K. Business

In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $267.7 million. As of February 29, 2012, the Company has received cash proceeds of $193.7 million, net of cash divested of $15.8 million, direct costs paid of $11.4 million and post-closing adjustments paid of $18.5 million. The Company has retained a less than 20% interest in its previously owned Australian and U.K. business, Accolade Wines (“Accolade”). This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio and improving margins and return on invested capital. The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture.

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested and post-closing adjustments paid	205.1
Retained interest in Accolade	48.2
Foreign currency reclassification	678.8
Indemnification liabilities	(25.5)
Direct costs to sell, paid and accrued	(13.2)
Other	7.9

Net gain on sale	167.2
Loss on settlement of pension obligations	(109.9)

Net gain	$57.3

Of the $57.3 million net gain, the Company recognized net gains of $2.1 million and $55.2 million for Fiscal 2012 and Fiscal 2011, respectively. In addition, the Company recognized additional net (losses) gains related to this divestiture of ($1.6) million and $28.5 million for Fiscal 2012 and Fiscal 2011, respectively, primarily associated with net gains on derivative instruments of $20.8 million. Total net gains associated with this divestiture of $84.2 million ($0.5 million and $83.7 million for Fiscal 2012 and Fiscal 2011, respectively) are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

U.K. Cider Business

In January 2010, the Company sold its U.K. cider business for cash proceeds of £43.9 million ($71.6 million), net of direct costs to sell. This transaction is consistent with the Company’s strategic focus on premium higher-growth, higher-margin wine, beer and spirits brands. In connection with this divestiture, the Company’s CWAE segment recorded a gain of $11.2 million for Fiscal 2010, which is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

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

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Fiscal 2012 and Fiscal 2011.

	Fiscal 2012	Fiscal 2011	% Increase (Decrease)
(in millions)
CWNA net sales	$2,654.3	$2,557.3	4%
CWAE net sales	—	774.7	(100)%
Crown Imports net sales	2,469.5	2,392.9	3%
Consolidations and eliminations	(2,469.5)	(2,392.9)	(3)%

Consolidated Net Sales	$2,654.3	$3,332.0	(20)%

Net sales for Fiscal 2012 decreased to $2,654.3 million from $3,332.0 million for Fiscal 2011, a decrease of $677.7 million, or (20%). This decrease resulted primarily from the CWAE Divestiture of $680.3 million.

Constellation Wines North America

Net sales for CWNA increased to $2,654.3 million for Fiscal 2012 from $2,557.3 million for Fiscal 2011, an increase of $97.0 million, or 4%. This increase is primarily due to a benefit of $94.4 million from wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment combined with favorable product mix shift in the U.S. base branded wine portfolio, partially offset by lower U.S. base branded wine volume.

Constellation Wines Australia and Europe

Net sales for CWAE decreased $774.7 million, or (100%), from Fiscal 2011 due to the January 2011 CWAE Divestiture.

Crown Imports

As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

Gross Profit

The Company’s gross profit decreased to $1,062.1 million for Fiscal 2012 from $1,190.1 million for Fiscal 2011, a decrease of $128.0 million, or (11%). This decrease is primarily due to decreases in CWAE’s gross profit of $122.6 million and CWNA’s gross profit of $8.2 million. The decrease in CWAE’s gross profit is due to the January 2011 CWAE Divestiture. The decrease in CWNA’s gross profit is primarily due to (i) lower U.S. base branded wine volume, (ii) higher average cost of product sold in the U.S. (due largely to higher costs for transportation in the Company’s wine and spirits portfolio) and (iii) higher average U.S. promotional spend; partially offset by favorable product mix shift in the U.S. base branded wine portfolio and a benefit of $16.3 million from lower-margin wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment. In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were lower by $2.8 million in Fiscal 2012 versus Fiscal 2011. Gross profit as a percent of net sales increased to 40.0% for Fiscal 2012 from 35.7% for Fiscal 2011 primarily due to the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $521.5 million for Fiscal 2012 from $640.9 million for Fiscal 2011, a decrease of $119.4 million, or (19%). This decrease is due to decreases in the CWAE segment of $113.3 million and the Corporate Operations and Other segment of $24.7 million, partially offset by increases in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $17.7 million, and the CWNA segment of $0.9 million. The decrease in CWAE’s selling, general and administrative expenses is due to the January 2011 CWAE Divestiture. The decrease in Corporate Operations and Other’s selling, general and administrative expenses is due to a decrease in general and administrative expenses primarily relating to (i) lower expenses incurred in connection with the Company’s initiative to implement a comprehensive, multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform (“Project Fusion”), (ii) lower annual management incentive compensation expense, (iii) lower stock-based compensation expense and (iv) the recognition of net gains in connection with the early redemption of certain available-for-sale (“AFS”) debt securities from Accolade; partially offset by an increase in depreciation expense primarily related to Project Fusion. The increase in unusual items consists of the following:

	Fiscal 2012	Fiscal 2011	(Decrease) Increase
(in millions)
Net gains on acquisition of Ruffino (excluding gain on obligation from put option of Ruffino shareholder) and related activities	$(3.8)	$—	$(3.8)
(Gain) loss on obligation from put option of Ruffino shareholder	(2.5)	60.0	(62.5)
Net gains on the CWAE Divestiture and related activities	(0.5)	(83.7)	83.2
Other costs	4.3	3.5	0.8

	$(2.5)	$(20.2)	$17.7

The increase in CWNA’s selling, general and administrative expenses is due to increases in advertising expenses (on a constant currency basis) of $11.6 million, selling expenses (on a constant currency basis) of $5.7 million and an unfavorable year-over-year foreign currency translation impact of $4.7 million, partially offset by a decrease in general and administrative expenses (on a constant currency basis) of $21.1 million. The increases in advertising and selling expenses are due largely to the launch of several new products in the segment’s U.S. branded wine portfolio. The decrease in general and administrative expenses is primarily due to (i) a favorable legal settlement in the U.S. related to the use of a certain intangible asset, (ii) lower annual profit sharing and management incentive compensation expense and (iii) higher gains on foreign currency transactions. Selling, general and administrative expenses as a percent of net sales increased to 19.6% for Fiscal 2012 as compared to 19.2% for Fiscal 2011 primarily due to the factors discussed above, combined with lower U.S. base branded wine net sales.

Impairment of Intangible Assets

The Company recorded impairment losses of $38.1 million and $23.6 million for Fiscal 2012 and Fiscal 2011, respectively. The Fiscal 2012 impairment loss resulted from the Company’s fourth quarter annual review, pursuant to the Company’s accounting policy, of indefinite lived intangible assets for impairment. The Company determined that trademarks associated with the CWNA segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. As a result of this review, the Company recorded an impairment loss of $38.1 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. The Fiscal 2011 impairment losses resulted primarily from the Company’s fourth quarter annual review, pursuant to the Company’s accounting policy, of indefinite lived intangible assets for impairment. The Company determined that trademarks associated with the CWNA segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. As a result of this review, the Company recorded an impairment loss of $16.7 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. In addition, in the third quarter of fiscal 2011, in connection with the Company’s decision to discontinue certain wine brands within its CWNA segment’s U.S. wine portfolio, the Company determined that certain indefinite lived trademarks associated with the CWNA segment’s U.S. business were impaired. As a result of this decision, the Company recorded an impairment loss of $6.9 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations.

Restructuring Charges

The Company recorded $16.0 million of restructuring charges for Fiscal 2012 associated primarily with the Company’s plan (committed to in May 2011, announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the CWAE Divestiture (the “Fiscal 2012 Initiative”). Restructuring charges consisted of $12.1 million of employee termination benefit costs, $3.7 million of contract termination costs and $0.2 million of facility consolidation/relocation costs. The Company recorded $23.1 million of restructuring charges for Fiscal 2011 associated primarily with the Company’s plan (announced in April 2009) to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”), and the Company’s plan (announced in August 2008) to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”).

In addition, the Company incurred additional costs for Fiscal 2012 and Fiscal 2011 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Fiscal 2012 and Fiscal 2011 are as follows:

	Fiscal 2012	Fiscal 2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.3	$2.2

Selling, General and Administrative Expenses
Net gain on sale of nonstrategic assets	$—	$(1.0)
Acquisition-related integration costs	$—	$0.5
Other costs	$8.4	$6.3

Restructuring Charges	$16.0	$23.1

The Company expects to incur the following costs in connection with its restructuring plans for the year ending February 28, 2013 (“Fiscal 2013”):

Expected Fiscal 2013
(in millions)
Selling, General and Administrative Expenses
Other costs	$6.8

Restructuring Charges	$1.1

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Fiscal 2012 and Fiscal 2011.

	Fiscal 2012	Fiscal 2011	% (Decrease) Increase
(in millions)
CWNA	$621.9	$631.0	(1)%
CWAE	—	9.3	(100)%
Corporate Operations and Other	(81.9)	(106.6)	24%
Crown Imports	431.0	453.0	(5)%
Consolidations and eliminations	(431.0)	(453.0)	5%

Total Reportable Segments	540.0	533.7	1%
Restructuring Charges and Unusual Items	(53.5)	(31.2)	NM

Consolidated Operating Income	$486.5	$502.5	(3)%

NM = Not Meaningful

As a result of the factors discussed above, consolidated operating income decreased to $486.5 million for Fiscal 2012 from $502.5 million for Fiscal 2011, a decrease of $16.0 million, or (3%). Restructuring charges and unusual items of $53.5 million and $31.2 million for Fiscal 2012 and Fiscal 2011, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Fiscal 2012	Fiscal 2011
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$1.6	$2.4
Accelerated depreciation	0.3	2.2
Other	—	0.1

Cost of Product Sold	1.9	4.7

Selling, General and Administrative Expenses
Net gains on acquisition of Ruffino (excluding gain on obligation from put option of Ruffino shareholder) and related activities	(3.8)	—
(Gain) loss on obligation from put option of Ruffino shareholder	(2.5)	60.0
Net gains on CWAE Divestiture and related activities	(0.5)	(83.7)
Other costs	4.3	3.5

Selling, General and Administrative Expenses	(2.5)	(20.2)
Impairment of Intangible Assets	38.1	23.6
Restructuring Charges	16.0	23.1

Restructuring Charges and Unusual Items	$53.5	$31.2

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees decreased to $228.5 million for Fiscal 2012 from $243.8 million for Fiscal 2011, a decrease of $15.3 million, or (6%). This decrease is primarily due to lower equity in earnings from the Company’s Crown Imports joint venture of $11.0 million and lower equity in earnings from the Company’s U.K. equity method investment in connection with the January 2011 CWAE Divestiture of $5.0 million.

Net sales for Crown Imports increased to $2,469.5 million for Fiscal 2012 from $2,392.9 million for Fiscal 2011, an increase of $76.6 million, or 3%. This increase resulted primarily from volume growth within the Crown Imports’ Mexican beer portfolio driven largely by increased advertising spend and product line extensions for certain brands within the Crown Imports’ Mexican beer portfolio, combined with the continuing launch of the Victoria brand which began during the Company’s fourth quarter of fiscal 2011. Crown Imports’ gross profit increased $30.5 million, or 4%, primarily due to these factors. Selling, general and administrative expenses increased $52.5 million, or 22%, primarily due to a planned increase in advertising spend. Operating income decreased $22.0 million, or (5%), primarily due to these factors.

Interest Expense, Net

Interest expense, net of interest income of $6.6 million and $3.5 million, for Fiscal 2012 and Fiscal 2011, respectively, decreased to $181.0 million for Fiscal 2012 from $195.3 million for Fiscal 2011, a decrease of $14.3 million, or (7%). The decrease resulted from lower average borrowings in total, partially offset by a higher weighted average interest rate on outstanding borrowings resulting primarily from the prepayment of a portion of the lower interest rate tranche B term loan facility.

Provision for Income Taxes

The Company’s effective tax rate for Fiscal 2012 and Fiscal 2011 was 16.7% and (1.5%), respectively. The Company’s effective tax rate for Fiscal 2012 reflects decreases in uncertain tax positions of $85.2 million and other tax adjustments of $42.5 million in connection with the completion of various income tax examinations during Fiscal 2012 and a change in the method of filing certain state income tax returns. The Company’s effective tax rate for Fiscal 2011 was driven largely by a benefit of $207.0 million associated with the deduction for investments and loans related to the CWAE Divestiture and a decrease in uncertain tax positions of $36.0 million in connection with the completion of various income tax examinations and the expiration of statutes of limitation during Fiscal 2011, partially offset by the recognition of valuation allowances against net operating losses in the U.K. and Australia.

Net Income

As a result of the above factors, net income decreased to $445.0 million for Fiscal 2012 from $559.5 million for Fiscal 2011, a decrease of $114.5 million, or (20%).

Fiscal 2011 Compared to Fiscal 2010

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Fiscal 2011 and Fiscal 2010.

	Fiscal 2011	Fiscal 2010	% Increase (Decrease)
(in millions)
CWNA net sales	$2,557.3	$2,434.7	5%
CWAE net sales	774.7	930.1	(17)%
Crown Imports net sales	2,392.9	2,256.2	6%
Consolidations and eliminations	(2,392.9)	(2,256.2)	(6)%

Consolidated Net Sales	$3,332.0	$3,364.8	(1)%

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

Gross Profit

The Company’s gross profit increased to $1,190.1 million for Fiscal 2011 from $1,144.8 million for Fiscal 2010, an increase of $45.3 million, or 4%. This increase is due to an increase in CWNA’s gross profit of $48.3 million and a decrease in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $27.7 million, partially offset by a decrease in CWAE’s gross profit of $30.7 million. The increase in CWNA’s gross profit is primarily due to favorable product mix shift and volume growth (primarily in the U.S. base branded wine portfolio) combined with a favorable year-over-year foreign currency translation impact of $15.9 million, partially offset by increased U.S. promotional spend and the flow through of higher calendar 2008 U.S. grape costs. The decrease in unusual items is primarily due to decreases in accelerated depreciation of $15.5 million associated with certain restructuring programs and the flow through of inventory step-up of $6.0 million associated primarily with the December 2007 acquisition of all of the issued and outstanding capital stock of Beam Wine Estates, Inc. The decrease in CWAE’s gross profit is primarily due to the divestiture of the U.K. cider business and the CWAE Divestiture.

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

	Fiscal 2011	Fiscal 2010	(Decrease) Increase
(in millions)
Net gains on the CWAE Divestiture and related activities	$(83.7)	$—	$(83.7)
Loss on obligation from put option of Ruffino shareholder	60.0	34.3	25.7
Other costs	3.5	31.2	(27.7)

	$(20.2)	$65.5	$(85.7)

The decrease in other costs above is driven primarily by the Company’s Global Initiative. The decrease in CWAE’s selling, general and administrative expenses is primarily due to the divestiture of the U.K. cider business and the CWAE Divestiture. The increase in CWNA’s selling, general and administrative expenses is due to increases (on a constant currency basis) in general and administrative expenses of $21.4 million, selling expenses of $15.2 million and advertising expenses of $9.6 million, combined with an unfavorable year-over-year foreign currency translation impact of $9.1 million. The increases in general and administrative expenses and selling expenses are primarily due to (i) costs associated with Project Fusion, (ii) higher compensation and benefits driven largely by higher annual management incentive compensation expense, and (iii) higher consulting service fees associated with the segment’s review of certain business and process improvement opportunities. The increase in advertising expenses is primarily due to a planned increase in marketing and advertising spend behind the segment’s branded wine and spirits portfolio. The increase in Corporate Operations and Other’s selling, general and administrative expenses is due to an increase in general and administrative expenses resulting largely from higher annual management incentive compensation expense and higher stock-based compensation expense.

Selling, general and administrative expenses as a percent of net sales decreased to 19.2% for Fiscal 2011 as compared to 20.3% for Fiscal 2010 primarily due to the factors discussed above, partially offset by the increased U.S. promotional spend.

Impairment of Intangible Assets

The Company recorded impairment losses of $23.6 million and $103.2 million for Fiscal 2011 and Fiscal 2010, respectively. The Fiscal 2011 impairment losses resulted primarily from the Company’s fourth quarter annual review, pursuant to the Company’s accounting policy, of indefinite lived intangible assets for impairment. The Company determined that trademarks associated with the CWNA segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. As a result of this review, the Company recorded an impairment loss of $16.7 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. In addition, in the third quarter of fiscal 2011, in connection with the Company’s decision to discontinue certain wine brands within its CWNA segment’s U.S. wine portfolio, the Company determined that certain indefinite lived trademarks associated with the CWNA segment’s U.S. business were impaired. As a result of this decision, the Company recorded an impairment loss of $6.9 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. The Fiscal 2010 impairment losses resulted from the Company’s fourth quarter annual review, pursuant to the Company’s accounting policy, of indefinite lived intangible assets for impairment. The Company determined that trademarks associated primarily with the CWAE segment’s Australian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. As a result of this review, the Company recorded impairment losses of $103.2 million, which are included in impairment of intangible assets on the Company’s Consolidated Statements of Operations.

Restructuring Charges

The Company recorded $23.1 million of restructuring charges for Fiscal 2011 associated primarily with the Company’s Global Initiative and Australian Initiative. Restructuring charges include $12.1 million of employee termination benefit costs, $5.2 million of contract termination costs, $4.2 million of net noncash charges on assets sold in Australia, and $1.6 million of facility consolidation/relocation costs. The Company recorded $47.6 million of restructuring charges for Fiscal 2010 associated primarily with the Company’s Global Initiative and Australian Initiative.

In addition, the Company incurred additional costs for Fiscal 2011 and Fiscal 2010 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Fiscal 2011 and Fiscal 2010 are as follows:

	Fiscal 2011	Fiscal 2010
(in millions)
Cost of Product Sold
Accelerated depreciation	$2.2	$17.7
Inventory write-downs	$—	$1.6
Other	$—	$4.7

Selling, General and Administrative Expenses
Gain on sale of nonstrategic assets	$(1.0)	$—
Acquisition-related integration costs	$0.5	$0.2
Other costs	$6.3	$42.4

Restructuring Charges	$23.1	$47.6

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Fiscal 2011 and Fiscal 2010.

	Fiscal 2011	Fiscal 2010	% (Decrease) Increase
(in millions)
CWNA	$631.0	$638.0	(1)%
CWAE	9.3	16.9	(45)%
Corporate Operations and Other	(106.6)	(94.7)	(13)%
Crown Imports	453.0	444.1	2%
Consolidations and eliminations	(453.0)	(444.1)	(2)%

Total Reportable Segments	533.7	560.2	(5)%
Restructuring Charges and Unusual Items	(31.2)	(248.7)	NM

Consolidated Operating Income	$502.5	$311.5	61%

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

	Fiscal 2011	Fiscal 2010
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$2.4	$8.4
Accelerated depreciation	2.2	17.7
Inventory write-downs	—	1.6
Other	0.1	4.7

Cost of Product Sold	4.7	32.4

Selling, General and Administrative Expenses
Net gains on the CWAE Divestiture and related activities	(83.7)	—
Loss on obligation from put option of Ruffino shareholder	60.0	34.3
Other costs	3.5	31.2

Selling, General and Administrative Expenses	(20.2)	65.5
Impairment of Intangible Assets	23.6	103.2
Restructuring Charges	23.1	47.6

Restructuring Charges and Unusual Items	$31.2	$248.7

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

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the U.S., Canada and Italy, the annual grape crush normally begins in August and runs through October. In New Zealand, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with the majority of payments for such grapes coming due within 90 days. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings to support its working capital requirements.

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

As of April 20, 2012, the Company had $636.6 million in revolving loans available to be drawn under its 2006 Credit Agreement. The member financial institutions participating in the Company’s 2006 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.

Fiscal 2012 Cash Flows

Operating Activities

Net cash provided by operating activities for Fiscal 2012 was $784.1 million, which resulted primarily from net income of $445.0 million, plus net noncash items charged to the Consolidated Statements of Operations of $242.3 million and net cash provided by the net change in the Company’s operating assets and liabilities of $101.6 million.

The net noncash items consisted primarily of depreciation expense, deferred tax provision, stock-based compensation expense and an impairment of intangible assets. The net cash provided by the net change in the Company’s operating assets and liabilities resulted primarily from a decrease in inventories of $51.5 million and an increase in other accrued expenses and liabilities of $44.6 million. The decrease in inventories is due primarily to a decrease in U.S. inventory levels driven largely by net sales volume growth during the fourth quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011 in the U.S. branded wine portfolio, combined with the lower U.S. calendar 2011 grape harvest. The increase in other accrued expenses and liabilities is due largely to an increase in current income taxes payable due primarily to a refund of $85.5 million received in the first quarter of fiscal 2012 associated with the recognition of income tax benefits in the fourth quarter of fiscal 2011 in connection with the January 2011 CWAE Divestiture.

Investing Activities

Net cash used in investing activities for Fiscal 2012 was $135.1 million, which resulted primarily from capital expenditures of $68.4 million, purchase of the remaining 50.1% equity interest in Ruffino of $51.5 million and payments of post-closing adjustments and direct costs associated with the January 2011 CWAE Divestiture of $30.8 million; partially offset by proceeds from the redemption of AFS debt securities of $20.2 million.

Financing Activities

Net cash used in financing activities for Fiscal 2012 was $575.1 million resulting primarily from principal payments of long-term debt of $475.9 million and purchases of treasury stock of $413.7 million (see “Share Repurchase Programs” below), partially offset by net proceeds from notes payable of $249.8 million and proceeds from exercises of employee stock options of $51.3 million.

Fiscal 2011 Cash Flows

Operating Activities

Net cash provided by operating activities for Fiscal 2011 was $619.7 million, which resulted primarily from net income of $559.5 million, plus $255.7 million of net noncash items charged to the Consolidated Statements of Operations, partially offset by net cash used in the net change in the Company’s operating assets and liabilities of $160.6 million.

The net noncash items consisted primarily of depreciation expense, loss on settlement of pension obligations associated with the CWAE Divestiture, deferred tax provision, loss on obligation from put option of Ruffino shareholder and stock-based compensation expense, partially offset by the net gain on business sold associated with the CWAE Divestiture. The net cash used in the net change in the Company’s operating assets and liabilities is driven primarily by decreases in other accrued expenses and liabilities of $168.2 million and accounts payable of $82.5 million combined with an increase in accounts receivable, net, of $86.0 million, partially offset by a decrease in inventories of $190.8 million. The decrease in other accrued expenses and liabilities is due largely to the recognition of income tax benefits in connection with the CWAE Divestiture. The decrease in accounts payable is due primarily to lower grape grower payables in Australia as a result of the timing of the January 2011 CWAE Divestiture in advance of the calendar 2011 Australian grape harvest and the timing of payments in the U.K. (through January 31, 2011). The increase in accounts receivable, net is due primarily to the net sales volume growth in the U.S. branded wine portfolio. The decrease in inventories is due largely to decreases in Australian, U.S. and New Zealand inventory levels. The reduction in Australian inventory levels is primarily due to a later calendar 2011 grape harvest combined with the January 2011 CWAE Divestiture. The decrease in the U.S. inventory levels is primarily due to the flow through of higher 2008 U.S. calendar grape costs combined with the net sales volume growth during the fourth quarter of fiscal 2011 in the U.S. branded wine portfolio. The reduction in New Zealand inventory levels is primarily due to lower tonnage and grape costs associated with the calendar 2011 grape harvest.

Investing Activities

Net cash provided by investing activities for Fiscal 2011 was $188.1 million, which resulted primarily from proceeds from the sale of businesses, net of cash divested, of $219.7 million driven primarily by the proceeds from the CWAE Divestiture, net of direct costs to sell, and proceeds from the note receivable received in connection with the divestiture of the value spirits business of $60.0 million, partially offset by capital expenditures of $89.1 million and a payment in connection with the settlement of the irrevocable and unconditional put option of the incremental 9.9% ownership interest associated with the Company’s then existing equity method investment, Ruffino, of $29.6 million.

Financing Activities

Net cash used in financing activities for Fiscal 2011 was $846.1 million resulting primarily from principal payments of long-term debt of $328.5 million, purchases of treasury stock through the ASB transaction (as defined below) of $300.0 million and net repayment of notes payable of $289.7 million, partially offset by proceeds from exercise of employee stock options of $61.0 million.

Share Repurchase Programs

In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2011 Authorization”). During Fiscal 2011, the Company repurchased 17,223,404 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $300.0 million, or an average cost of $17.42 per share, through a collared accelerated stock buyback (“ASB”) transaction that was announced in April 2010. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional installment of 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. In November 2010, the Company received the final installment of 3,421,924 shares of Class A Common Stock following the end of the calculation period on November 24, 2010. The Company used proceeds from revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. During Fiscal 2011, the Company used proceeds from cash generated from operations to repay the revolver borrowings under the 2006 Credit Agreement used to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). During Fiscal 2012, the Company repurchased 21,234,266 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $413.7 million, or an average cost of $19.48 per share, through open market transactions. Subsequent to February 29, 2012, the Company utilized the remaining $86.3 million outstanding under the 2012 Authorization to repurchase 3,970,481 shares of Class A Common Stock at an average cost of $21.74 per share, through open market transactions. In total, the Company has repurchased 25,204,747 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $500.0 million, or an average cost of $19.84 per share. The Company used proceeds from revolver borrowings under the 2006 Credit Agreement and cash flows from operating activities to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

In April 2012, the Company’s Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Share repurchases under the 2013 Authorization are expected to be accomplished at management’s discretion from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions, and management currently expects share repurchases under the 2013 Authorization will be implemented over a two year period, with approximately $500.0 million of share repurchases during Fiscal 2013. The Company may fund share repurchases with cash generated from operations, proceeds from borrowings under its senior credit facility or proceeds from the April 2012 Senior Notes (as defined below). Any repurchased shares will become treasury shares. Through April 30, 2012, the Company has repurchased 6,386,051 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $137.1 million, or an average cost of $21.47 per share. The Company used proceeds from the April 2012 Senior Notes, revolver borrowings under the 2006 Credit Agreement and cash generated from operations to pay the purchase price for the repurchased shares.

Debt

Total debt outstanding as of February 29, 2012, amounted to $3,129.5 million, a decrease of $106.8 million from February 28, 2011.

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

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the 2013 Revolving Facility, and is fixed with respect to the 2013 Tranche B Term Loans and the 2015 Tranche B Term Loans. As of February 29, 2012, the LIBOR margin for the 2013 Revolving Facility is 2.50%; the LIBOR margin for the 2013 Tranche B Term Loans is 1.50%; and the LIBOR margin on the 2015 Tranche B Term Loans is 2.75%.

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

As of February 29, 2012, following the prepayment of $400.0 million of the tranche B term loan facility during the first quarter of fiscal 2012, under the 2006 Credit Agreement, the Company had outstanding 2013

Tranche B Term Loans of $624.7 million bearing an interest rate of 2.0%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.1%, 2013 Revolving Facility of $298.0 million bearing an interest rate of 2.7%, outstanding letters of credit of $12.2 million, and $339.8 million in revolving loans available to be drawn.

As of February 29, 2012, the required principal repayments of the tranche B term loan facility for each of the four succeeding fiscal years are as follows:

Tranche B Term Loan Facility
(in millions)
2013	$314.1
2014	314.1
2015	99.7
2016	98.7

$826.6

As of April 20, 2012, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 2.0%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.0%, outstanding letters of credit of $13.4 million, and $636.6 million in revolving loans available to be drawn.

Through February 28, 2010, the Company had outstanding interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. The designated cash flow hedges fixed the Company’s interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt through February 28, 2010. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $2,400.0 million outstanding as of February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For Fiscal 2012, the Company reclassified net losses of $3.8 million, net of income tax effect, from Accumulated Other Comprehensive Income (“AOCI”) to interest expense, net on the Company’s Consolidated Statements of Operations. For Fiscal 2011, the Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations. For Fiscal 2010, the Company reclassified net losses of $27.7 million, net of income tax effect, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.

Possible Refinancing of Senior Credit Facility

The Company is currently considering refinancing and replacing its 2006 Credit Agreement with a new $1,650.0 million senior credit facility that, subject to adjustment, would consist of:

•

Up to an $850.0 million five year revolving credit facility (which the Company currently expects would be undrawn exclusive of letter of credit usage at the time of the initial closing of the new facility), requiring interest only payments through the term;

•	Five year term loans of up to $550.0 million with quarterly amortization of principal totaling between 5% and 10% per year prior to final maturity;

•	Seven year term loans of up to $250.0 million with quarterly amortization of principal prior to final maturity in annual amounts of 1.0% per year; and

•	An up to $750.0 million uncommitted incremental facility that may be used to increase the revolver or add a new tranche of term loans, subject to pro forma compliance with the financial covenants.

The Company expects that the collateral, guarantees and financial maintenance covenants for the new senior credit facility would be substantially similar to the collateral, guarantees and financial maintenance covenants under its 2006 Credit Agreement and that certain other covenants in the new senior credit facility may be less restrictive than those contained in the 2006 Credit Agreement. The Company expects that the interest rate pricing on each tranche of the new senior credit facility would be subject to a leverage grid. There can be no assurance that the Company will enter into a replacement senior credit facility on the terms described above or otherwise.

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

As of February 29, 2012, the Company had outstanding $696.3 million (net of $3.7 million unamortized discount) aggregate principal amount of 7 1/4% Senior Notes due September 2016 (the “August 2006 Senior Notes”).

In May 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 29, 2012, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

In December 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). As of February 29, 2012, the Company had outstanding $498.5 million (net of $1.5 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.

On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The estimated net proceeds of the offering ($582 million) are expected to be used for general corporate purposes. These purposes might include, among others, reducing the outstanding indebtedness of the tranche B term loan facility under the Company’s senior credit facility, acquisitions of complementary assets or businesses, or common stock share repurchases. Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012.

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

Subsidiary Credit Facilities

The Company has additional credit arrangements totaling $253.8 million as of February 29, 2012. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 29, 2012, amounts outstanding under these arrangements were $110.1 million, the majority of which is classified as current as of the respective date.

Contractual Obligations and Commitments

The following table sets forth information about the Company’s long-term contractual obligations outstanding at February 29, 2012. The table brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company’s consolidated financial statements. See Notes 10, 11, 12, 13, 14, and 15 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of the items noted in the following table.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Contractual obligations
Notes payable to banks	$377.9	$377.9	$—	$—	$—
Interest payments on notes payable to banks (1)	11.3	11.3	—	—	—
Long-term debt (excluding unamortized discount)	2,756.8	330.2	925.9	800.7	700.0
Interest payments on long-term debt (2)	830.5	170.6	319.6	213.4	126.9
Operating leases	374.6	52.9	73.4	49.2	199.1
Other long-term liabilities (3)	191.8	67.7	65.5	19.8	38.8
Unconditional purchase obligations (4)	1,622.3	504.0	592.0	306.5	219.8

Total contractual obligations	$6,165.2	$1,514.6	$1,976.4	$1,389.6	$1,284.6

(1)

Interest payments on notes payable to banks include interest on both revolving loans under the Company’s senior credit facility and on foreign subsidiary credit facilities. The weighted average interest rate on the revolving loans under the Company’s senior credit facility was 2.7% as of February 29, 2012. Interest rates on foreign subsidiary credit facilities range from 3.8% to 6.0% as of February 29, 2012.

(2)

Interest rates on long-term debt obligations range from 2.3% to 8.4% as of February 29, 2012. Interest payments on long-term debt obligations include amounts associated with the Company’s outstanding interest rate swap agreements to fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 1.0% of the Company’s total long-term debt, as amounts are not material.

(3)

Other long-term liabilities include $19.4 million associated with expected payments for unrecognized tax benefit liabilities as of February 29, 2012, none of which is expected to be paid in the less than one year period. The payments are reflected in the period in which the Company believes they will ultimately be settled based on the Company’s experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $72.6 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. See Note 12 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

(4)

Total unconditional purchase obligations consist of $1,199.5 million for contracts to purchase grapes over the next thirteen fiscal years, $40.2 million for contracts to purchase bulk wine over the next two fiscal years, $250.3 million for contracts to purchase certain raw materials over the next three fiscal years, and $132.3 million for processing contracts over the next eight fiscal years. See Note 15 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Expenditures

During Fiscal 2012, the Company incurred $68.4 million for capital expenditures. The Company plans to spend from $70 million to $80 million for capital expenditures in Fiscal 2013. Included within the planned expenditures for Fiscal 2013 are amounts associated with the improvement of operating facilities and investments for replacing of existing equipment and/or buildings. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

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

•

Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company’s financial statements. The Company recognized inventory write-downs to net realizable value of $1.6 million for Fiscal 2010 in connection with certain of the Company’s restructuring plans. Inventory write-downs to net realizable value recognized in the ordinary course of business were not material for Fiscal 2012, Fiscal 2011 and Fiscal 2010. Inventories were $1,374.5 million and $1,369.3 million as of February 29, 2012, and February 28, 2011, respectively.

•

Goodwill and other intangible assets. The Company accounts for goodwill and other intangible assets by classifying intangible assets into three categories: (i) intangible assets with definite lives subject to amortization; (ii) intangible assets with indefinite lives not subject to amortization; and (iii) goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. The Company performs annual impairment tests and re-evaluates the useful lives of other intangible assets with indefinite lives at its annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment might exist. The Company uses a two-step process to evaluate goodwill for impairment. In the first step, the fair value of each reporting unit is compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit is generally determined on the basis of discounted future cash flows supplemented by the market approach. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, a second step is performed to determine the amount of the goodwill impairment the Company should record. In the second step, an implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill is compared to the carrying value of goodwill. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. The Company’s reporting units include the U.S., Canada, New Zealand and Italy. In estimating the fair value of the reporting units, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company’s financial statements.

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

In the fourth quarter of fiscal 2012, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units, as the fair value of each of the Company’s reporting units with goodwill exceeded their carrying value. Based on this analysis, the fair value of the Company’s New Zealand, U.S. and Canadian reporting units exceeded their carrying value by approximately 32%, 30% and 10%, respectively. The fair value of the Italian reporting unit approximated the carrying value as the Company acquired the remaining 50.1% equity interest in Ruffino on October 5, 2011. In the fourth quarter of fiscal 2011, as a result of its annual goodwill impairment analysis, the Company concluded that there were no indications of impairment for any of the Company’s reporting units. In the fourth quarter of fiscal 2010, as a result of its annual goodwill impairment analysis, the Company concluded that there were no indications of impairment for any of the Company’s reporting units. Goodwill was $2,632.9 million and $2,619.8 million as of February 29, 2012, and February 28, 2011, respectively.

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

In the fourth quarter of fiscal 2012, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. The Company determined that trademarks associated with the CWNA segment’s Canadian business were impaired. As a result of this review, the Company recorded an impairment loss of $38.1 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. In the fourth quarter of fiscal 2011, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that trademarks associated with the CWNA segment’s

Canadian business were impaired. As a result of this review, the Company recorded an impairment loss of $16.7 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. The Company had previously recorded an impairment loss of $6.9 million during its third quarter of fiscal 2011 in connection with the Company’s decision to discontinue certain wine brands within its CWNA segment’s U.S. wine portfolio. In the fourth quarter of fiscal 2010, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that trademarks associated primarily with the CWAE segment’s Australian business were impaired. As a result of this review, the Company recorded impairment losses of $103.2 million, which are included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. Intangible assets with indefinite lives were $803.6 million and $822.2 million as of February 29, 2012, and February 28, 2011, respectively.

•

Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that have been offered previously. If assumptions included in the Company’s estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which could have a material adverse impact on the Company’s financial statements. Promotional costs were $418.5 million, $699.0 million and $749.8 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Accrued promotion costs were $58.0 million and $52.3 million as of February 29, 2012, and February 28, 2011, respectively.

•

Accounting for stock-based compensation. The Company adopted the fair value recognition provisions using the modified prospective transition method on March 1, 2006 in accordance with the FASB guidance for compensation – stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation cost is calculated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, this guidance requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from stock-based payment arrangements. The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its awards granted after March 1, 2006. The calculation of fair value of stock-based awards requires the input of assumptions, including the expected term of the stock-based awards and the associated stock price volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, then stock-based compensation expense could be materially different in the future. If the Company used an expected term for its stock-based awards that was one year longer, the fair value of stock-based awards granted during Fiscal 2012, Fiscal 2011, Fiscal 2010 and for the years ended February 28, 2009 (“Fiscal 2009”), and February 29, 2008 (“Fiscal 2008”), would have increased by $22.8 million, resulting in an increase of $3.2 million of stock-based compensation expense for Fiscal 2012. If the Company used an expected term of the stock-based awards that was one year shorter, the fair value of the stock-based awards granted during Fiscal 2012, Fiscal 2011, Fiscal 2010, Fiscal 2009 and Fiscal 2008 would have decreased by $22.9 million, resulting in a decrease of $2.9 million of stock-based compensation expense for Fiscal 2012. The total amount of stock-based compensation recognized for Fiscal 2012 was $47.4 million, of which $43.7 million was expensed for Fiscal 2012 and $3.7 million was capitalized in inventory as of February 29, 2012. The total amount of stock-based compensation recognized for Fiscal 2011 was $47.0 million, of which $43.1 million was expensed for Fiscal 2011 and $3.9 million was capitalized in inventory as of February 28, 2011. The total amount of stock-based compensation recognized for Fiscal 2010 was $56.8 million, of which $51.7 million was expensed for Fiscal 2010 and $5.1 million was capitalized in inventory as of February 28, 2010.

•

Accounting for income taxes. The Company estimates its income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of items of income and expense and tax planning strategies. The Company is subject to income taxes in the U.S., Canada, New Zealand, Italy and other jurisdictions. The Company recognizes its deferred tax assets and liabilities based upon the expected future tax outcome of amounts recognized in the Company’s Consolidated Statements of Operations. If necessary, the Company records a valuation allowance on deferred tax assets if the realization of the asset appears doubtful. The Company believes that all tax positions are fully supported; however, the Company records tax liabilities in accordance with the FASB’s guidance for income tax accounting. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. In addition, changes in existing tax laws or rates could significantly change the Company’s current estimate of its tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Changes in current estimates, if significant, could have a material adverse impact on the Company’s financial statements. The annual effective tax rate was 16.7%, (1.5%) and 61.7% for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

•

Accounting for business combinations. The acquisition of businesses is an important element of the Company’s strategy. Under the acquisition method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. For example, the Company’s acquisitions typically result in the recognition of goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred. Amortization expense for amortizable intangible assets was $5.4 million, $5.5 million and $5.8 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Amortizable intangible assets were $62.8 million and $64.1 million as of February 29, 2012, and February 28, 2011, respectively.

Accounting Guidance Not Yet Adopted

Fair value measurements –

In May 2011, the FASB issued amended guidance to achieve common fair value measurement and disclosure requirements under generally accepted accounting principles in the U.S. and International Financial Reporting Standards. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The adoption of this amended guidance on March 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

Presentation of comprehensive income –

In June 2011, the FASB issued amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. In addition, this amended guidance requires retrospective application. In December 2011, the FASB issued additional guidance deferring the effective date of the June 2011 amended guidance related to the presentation of reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for further redeliberation. The

Company is required to adopt the requirement to present comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements for its annual and interim periods beginning March 1, 2012. The adoption of this amended guidance on March 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

Intangibles – goodwill and other –

In September 2011, the FASB issued amended guidance for goodwill impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. If an entity concludes otherwise, the entity would be required to complete the two-step impairment test by calculating the fair value of the reporting unit and then comparing the fair value with the carrying amount of the reporting unit. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The adoption of this amended guidance on March 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

Disclosures about offsetting assets and liabilities –

In December 2011, the FASB issued amended guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. In addition, this amended guidance requires retrospective application. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.

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

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 29, 2012, the Company had exposures to foreign currency risk primarily related to the euro, New Zealand dollar and Canadian dollar.

As of February 29, 2012, and February 28, 2011, the Company had outstanding foreign currency derivative instruments with a notional value of $502.3 million and $326.4 million, respectively. As of February 29, 2012, approximately 43.4% of the Company’s balance sheet exposures and forecasted transactional exposures for the year ending February 28, 2013, were hedged. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $6.8 million and $11.7 million as of February 29, 2012, and February 28, 2011, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of February 29, 2012, and February 28, 2011, the fair value of open foreign currency contracts would have been decreased by $2.5 million and $0.4 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,189.1 million and $2,104.0 million as of February 29, 2012, and February 28, 2011, respectively. A hypothetical 1% increase from prevailing interest rates as of February 29, 2012, and February 28, 2011, would have resulted in a decrease in the fair value of the fixed interest rate long-term debt by $80.7 million and $90.3 million, respectively.

As of February 29, 2012, and February 28, 2011, the Company had outstanding cash flow designated interest rate swap agreements to minimize the impact of interest rate volatility. As of February 29, 2012, and February 28, 2011, the swap agreements fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $45.7 million and $4.4 million as of February 29, 2012, and February 28, 2011, respectively. A hypothetical 1% increase from prevailing interest rates as of February 29, 2012, and February 28, 2011, would have favorably increased the fair value of the interest rate swap agreements by $23.2 million and $25.1 million, respectively.

In addition to the $2,189.1 million and $2,104.0 million estimated fair value of fixed rate debt outstanding as of February 29, 2012, and February 28, 2011, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of February 29, 2012, and February 28, 2011, the estimated fair value of the Company’s total variable rate debt, including current maturities, was $1,196.4 million and $1,278.0 million, respectively. A hypothetical 1% increase from prevailing interest rates as of February 29, 2012, and February 28, 2011, would have resulted in a decrease in the fair value of the variable interest rate long-term debt by $15.2 million and $29.0 million, respectively.

Item 8.	Financial Statements and Supplementary Data.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

The following information is presented in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 29, 2012 and February 28, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Constellation Brands, Inc.’s internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 30, 2012 expressed an unqualified opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York

April 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Constellation Brands, Inc.:

We have audited Constellation Brands, Inc.’s (the Company) internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2012, and our report dated April 30, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York

April 30, 2012

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2012.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	February 29, 2012	February 28, 2011
ASSETS
CURRENT ASSETS:
Cash and cash investments	$85.8	$9.2
Accounts receivable, net	437.6	417.4
Inventories	1,374.5	1,369.3
Prepaid expenses and other	136.4	287.1

Total current assets	2,034.3	2,083.0

PROPERTY, PLANT AND EQUIPMENT, net	1,255.8	1,219.6
GOODWILL	2,632.9	2,619.8
INTANGIBLE ASSETS, net	866.4	886.3
OTHER ASSETS, net	320.5	358.9

Total assets	$7,109.9	$7,167.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$377.9	$83.7
Current maturities of long-term debt	330.2	15.9
Accounts payable	130.5	129.2
Accrued excise taxes	24.8	14.2
Other accrued expenses and liabilities	336.2	419.9

Total current liabilities	1,199.6	662.9

LONG-TERM DEBT, less current maturities	2,421.4	3,136.7

DEFERRED INCOME TAXES	608.7	583.1

OTHER LIABILITIES	204.2	233.0

COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, none at February 29, 2012, and February 28, 2011	—	—
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 233,751,797 shares at February 29, 2012, and 230,290,798 shares at February 28, 2011	2.3	2.3
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,583,916 shares at February 29, 2012, and 28,617,758 shares at February 28, 2011	0.3	0.3
Class 1 Common Stock, $.01 par value- Authorized, 25,000,000 shares; Issued, 11,549 shares at February 29, 2012, and none at February 28, 2011	—	—
Additional paid-in capital	1,691.4	1,602.4
Retained earnings	2,107.3	1,662.3
Accumulated other comprehensive income	173.7	188.8

	3,975.0	3,456.1

Less: Treasury stock-
Class A Common Stock, 63,015,441 shares at February 29, 2012, and 42,739,831 shares at February 28, 2011, at cost	(1,296.8)	(902.0)
Class B Convertible Common Stock, 5,005,800 shares at February 29, 2012, and February 28, 2011, at cost	(2.2)	(2.2)

	(1,299.0)	(904.2)

Total stockholders’ equity	2,676.0	2,551.9

Total liabilities and stockholders’ equity	$7,109.9	$7,167.6

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
SALES	$2,979.1	$4,096.7	$4,213.0
Less – excise taxes	(324.8)	(764.7)	(848.2)

Net sales	2,654.3	3,332.0	3,364.8
COST OF PRODUCT SOLD	(1,592.2)	(2,141.9)	(2,220.0)

Gross profit	1,062.1	1,190.1	1,144.8
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(521.5)	(640.9)	(682.5)
IMPAIRMENT OF INTANGIBLE ASSETS	(38.1)	(23.6)	(103.2)
RESTRUCTURING CHARGES	(16.0)	(23.1)	(47.6)

Operating income	486.5	502.5	311.5
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	228.5	243.8	213.6
INTEREST EXPENSE, net	(181.0)	(195.3)	(265.1)
LOSS ON WRITE-OFF OF FINANCING COSTS	—	—	(0.7)

Income before income taxes	534.0	551.0	259.3
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(89.0)	8.5	(160.0)

NET INCOME	$445.0	$559.5	$99.3

SHARE DATA:
Earnings per common share:
Basic – Class A Common Stock	$2.20	$2.68	$0.46

Basic – Class B Convertible Common Stock	$2.00	$2.44	$0.41

Diluted – Class A Common Stock	$2.13	$2.62	$0.45

Diluted – Class B Convertible Common Stock	$1.96	$2.40	$0.41

Weighted average common shares outstanding:
Basic – Class A Common Stock	180.724	187.224	196.095

Basic – Class B Convertible Common Stock	23.590	23.686	23.736

Diluted – Class A Common Stock	208.655	213.765	221.210

Diluted – Class B Convertible Common Stock	23.590	23.686	23.736

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
BALANCE, February 28, 2009	$2.2	$0.3	$1,426.3	$1,003.5	$94.2	$(618.2)	$1,908.3
Comprehensive income:
Net income for Fiscal 2010	—	—	—	99.3	—	—	99.3
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	—	—	—	—	497.5	—	497.5
Unrealized gain on cash flow hedges:

Net derivative gains	—	—	—	—	60.2	—	60.2
Reclassification adjustments	—	—	—	—	(11.6)	—	(11.6)

Net gain recognized in other comprehensive income							48.6

Pension/postretirement adjustments:
Net actuarial losses	—	—	—	—	(57.7)	—	(57.7)
Reclassification adjustments	—	—	—	—	4.6	—	4.6

Net loss recognized in other comprehensive income							(53.1)

Other comprehensive income, net of income tax effect							493.0

Comprehensive income							592.3
Conversion of 14,657 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—
Exercise of 1,453,431 Class A stock options	0.1	—	12.2	—	—	—	12.3
Employee stock purchases of 388,294 treasury shares	—	—	2.5	—	—	2.0	4.5
Grant of 1,365,460 Class A Common shares – restricted stock awards	—	—	(7.3)	—	—	7.3	—
Vesting of 27,145 restricted stock units (17,645 treasury shares and 9,500 Class A Common shares), net of 11,110 shares withheld to satisfy tax withholding requirements	—	—	(0.2)	—	—	0.1	(0.1)
Cancellation of 136,497 restricted Class A Common shares	—	—	0.7	—	—	(0.7)	—
Stock-based employee compensation	—	—	56.8	—	—	—	56.8
Tax benefit on stock-based employee compensation awards	—	—	2.2	—	—	—	2.2

BALANCE, February 28, 2010	2.3	0.3	1,493.2	1,102.8	587.2	(609.5)	2,576.3
Comprehensive income:
Net income for Fiscal 2011	—	—	—	559.5	—	—	559.5
Other comprehensive (loss) income, net of income tax effect:
Foreign currency translation adjustments:
Net gains	—	—	—	—	177.4	—	177.4
Reclassification adjustments	—	—	—	—	(657.1)	—	(657.1)

Net loss recognized in other comprehensive income							(479.7)

Unrealized loss on cash flow hedges:
Net derivative gains	—	—	—	—	9.1	—	9.1
Reclassification adjustments	—	—	—	—	(24.5)	—	(24.5)

Net loss recognized in other comprehensive income							(15.4)

Unrealized gain on available-for-sale debt securities:

Net available-for-sale debt securities gains	—	—	—	—	0.8	—	0.8
Reclassification adjustments	—	—	—	—	—	—	—

Net gain recognized in other comprehensive income							0.8

Pension/postretirement adjustments:
Net actuarial gains	—	—	—	—	9.3	—	9.3
Reclassification adjustments	—	—	—	—	86.6	—	86.6

Net gain recognized in other comprehensive income							95.9

Other comprehensive loss, net of income tax effect							(398.4)

Comprehensive income							161.1
Repurchase of 17,240,101 Class A Common shares	—	—	—	—	—	(300.3)	(300.3)
Conversion of 116,879 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—
Exercise of 5,100,677 Class A stock options	—	—	62.3	—	—	—	62.3
Employee stock purchases of 305,207 treasury shares	—	—	2.6	—	—	1.7	4.3
Grant of 739,388 Class A Common shares – restricted stock awards	—	—	(3.9)	—	—	3.9	—
Vesting of 53,780 restricted stock units (43,085 treasury shares and 10,695 Class A Common shares), net of 23,628 shares withheld to satisfy tax withholding requirements	—	—	(0.6)	—	—	0.2	(0.4)
Cancellation of 37,864 restricted Class A Common shares	—	—	0.2	—	—	(0.2)	—
Stock-based employee compensation	—	—	47.0	—	—	—	47.0
Tax benefit on stock-based employee compensation awards	—	—	1.6	—	—	—	1.6

BALANCE, February 28, 2011	$2.3	$0.3	$1,602.4	$1,662.3	$188.8	$(904.2)	$2,551.9

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)

,	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
BALANCE, February 28, 2011	$2.3	$0.3	$1,602.4	$1,662.3	$188.8	$(904.2)	$2,551.9
Comprehensive income:
Net income for Fiscal 2012	—	—	—	445.0	—	—	445.0
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments:
Net gains	—	—	—	—	8.3	—	8.3
Reclassification adjustments	—	—	—	—	6.3	—	6.3

Net gain recognized in other comprehensive income							14.6

Unrealized loss on cash flow hedges:

Net derivative losses	—	—	—	—	(18.3)	—	(18.3)
Reclassification adjustments	—	—	—	—	(6.4)	—	(6.4)

Net loss recognized in other comprehensive income							(24.7)

Unrealized gain on available-for-sale debt securities:

Net available-for-sale debt securities gains	—	—	—	—	2.3	—	2.3
Reclassification adjustments	—	—	—	—	(2.1)	—	(2.1)

Net gain recognized in other comprehensive income							0.2

Pension/postretirement adjustments:
Net actuarial losses	—	—	—	—	(5.5)	—	(5.5)
Reclassification adjustments	—	—	—	—	0.3	—	0.3

Net loss recognized in other comprehensive income							(5.2)

Other comprehensive loss, net of income tax effect							(15.1)

Comprehensive income							429.9
Repurchase of 21,234,266 Class A Common shares	—	—	—	—	—	(413.7)	(413.7)
Conversion of 33,842 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—
Exercise of 3,438,706 Class A stock options	—	—	50.7	—	—	—	50.7
Employee stock purchases of 279,361 treasury shares	—	—	(2.3)	—	—	7.0	4.7
Grant of 622,092 Class A Common shares – restricted stock awards	—	—	(10.4)	—	—	10.4	—
Vesting of 38,783 restricted stock units, net of 22,145 shares withheld to satisfy tax withholding requirements	—	—	(1.5)	—	—	1.0	(0.5)
Vesting of 123,822 performance stock units, net of 78,383 shares withheld to satisfy tax withholding requirements	—	—	(4.8)	—	—	3.1	(1.7)
Cancellation of 105,402 restricted Class A Common shares	—	—	2.6	—	—	(2.6)	—
Stock-based employee compensation	—	—	47.4	—	—	—	47.4
Tax benefit on stock-based employee compensation awards	—	—	7.3	—	—	—	7.3

BALANCE, February 29, 2012	$2.3	$0.3	$1,691.4	$2,107.3	$173.7	$(1,299.0)	$2,676.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$445.0	$559.5	$99.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	98.4	119.2	143.8
Deferred tax provision (benefit)	48.0	70.9	(30.6)
Stock-based compensation expense	47.6	46.0	56.3
Impairment of intangible assets	38.1	23.6	103.2
Amortization of intangible and other assets	11.9	14.6	12.1
Equity in earnings of equity method investees, net of distributed earnings	2.6	(23.8)	(13.1)
Loss on disposal or impairment of long-lived assets, net	0.3	0.4	15.7
(Gain) loss on obligation from put option of Ruffino shareholder	(2.5)	60.0	34.3
Gain on businesses sold, net	(2.1)	(165.1)	(10.4)
Loss on settlement of pension obligations	—	109.9	—
Noncash portion of loss on extinguishment of debt	—	—	0.7
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(5.6)	(86.0)	61.9
Inventories	51.5	190.8	51.0
Prepaid expenses and other current assets	6.5	(7.6)	2.6
Accounts payable	(6.0)	(82.5)	(42.7)
Accrued excise taxes	10.6	(7.1)	(18.1)
Other accrued expenses and liabilities	44.6	(168.2)	(110.5)
Other, net	(4.8)	(34.9)	47.1

Total adjustments	339.1	60.2	303.3

Net cash provided by operating activities	784.1	619.7	402.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(68.4)	(89.1)	(107.7)
Purchase of business, net of cash acquired	(51.5)	—	—
(Payments related to) proceeds from sales of businesses, net of cash divested	(30.8)	219.7	349.6
Investments in equity method investees	(0.1)	(29.7)	(0.9)
Proceeds from redemption of available-for-sale debt securities	20.2	—	—
Proceeds from sales of assets	3.6	19.5	17.2
Proceeds from note receivable	1.0	60.0	—
Other investing activities	(9.1)	7.7	(1.6)

Net cash (used in) provided by investing activities	(135.1)	188.1	256.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(475.9)	(328.5)	(781.3)
Purchases of treasury stock	(413.7)	(300.0)	—
Payment of minimum tax withholdings on stock-based payment awards	(2.2)	(0.4)	(0.1)
Net proceeds from (repayment of) notes payable	249.8	(289.7)	117.1
Proceeds from exercises of employee stock options	51.3	61.0	12.3
Proceeds from excess tax benefits from stock-based payment awards	10.9	7.4	2.7
Proceeds from employee stock purchases	4.7	4.3	4.5
Payment of financing costs of long-term debt	—	(0.2)	(11.5)
Proceeds from maturity of derivative instrument	—	—	33.2

Net cash used in financing activities	(575.1)	(846.1)	(623.1)

Effect of exchange rate changes on cash and cash investments	2.7	4.0	(5.7)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	76.6	(34.3)	30.4
CASH AND CASH INVESTMENTS, beginning of year	9.2	43.5	13.1

CASH AND CASH INVESTMENTS, end of year	$85.8	$9.2	$43.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$173.3	$203.3	$307.7

Income taxes	$62.9	$88.2	$224.1

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$27.8	$28.4	$—

Purchase of business
Fair value of assets acquired, including cash acquired	$157.3	$—	$—
Liabilities assumed	(133.8)	—	—

Net assets acquired	23.5	—	—
Plus – settlement of obligation from put option of shareholder	56.7	—	—
Less – fair value of previously owned 49.9% equity interest	(11.6)	—	—
Less – cash acquired	(17.1)	—	—

Net cash paid for purchase of business	$51.5	$—	$—

Sales of businesses
Investment in Accolade	$—	$48.2	$—

Indemnification liabilities	$—	$26.1	$—

Note receivable from sale of value spirits business	$—	$—	$60.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of business –

Constellation Brands, Inc. and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of consumer-preferred premium wine brands complemented by premium spirits, imported beer and other select beverage alcohol products. The Company has the leading premium wine business in the world and is a leading producer and marketer of wine in the United States (“U.S.”); the leading producer and marketer of wine in Canada; and a leading producer and exporter of wine from both New Zealand and Italy. In North America, the Company’s products are primarily sold to wholesale distributors as well as state and provincial alcoholic beverage control agencies. In New Zealand, the Company’s products are primarily sold to retailers, wholesalers and importers. In Italy, the Company’s products are primarily sold to retailers, wholesalers and importers, as well as direct to on-premise. In addition, the Company imports, markets and sells primarily the Modelo Brands (as defined in Note 9) through the Company’s joint venture, Crown Imports (as defined in Note 9).

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

Equity method investments –

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

Equity method investments are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. No instances of impairment were noted on the Company’s equity method investments for the years ended February 29, 2012, and February 28, 2011. During the third quarter of fiscal 2010, the Company determined that its Constellation Wines North America (“CWNA”) segment’s then existing international equity method investment, Ruffino S.r.l. (“Ruffino”) was impaired primarily due to a decline in revenue and profit forecasts for this equity method investee combined with an unfavorable foreign exchange movement between the Euro and the U.S. Dollar. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value, based on projected discounted cash flows of this equity method investee (Level 3 fair value measurement – see Note 6). As a result of this review, the Company recorded an impairment loss of $25.4 million in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations.

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

Selling, general and administrative expenses –

The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 29, 2012, and February 28, 2011, were not material. Advertising expense for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, was $116.0 million, $128.6 million and $132.5 million, respectively.

Foreign currency translation –

The “functional currency” of the Company’s subsidiaries outside the U.S. is the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”). As a result of the January 2011 CWAE Divestiture (as defined in Note 7), the Company reclassified $657.1 million, net of income tax effect, from AOCI to selling, general and administrative expenses on the Company’s Consolidated Statements of Operations (see Note 7, Note 19). Gains or losses resulting from foreign currency denominated transactions are also included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Aggregate foreign currency transaction net losses were $0.7 million, $2.3 million and $4.6 million for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively.

Cash investments –

Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value. The amounts at February 29, 2012, and February 28, 2011, were not material.

Allowance for doubtful accounts –

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $1.5 million and $0.8 million as of February 29, 2012, and February 28, 2011, respectively.

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

The Company enters into derivative instruments, primarily interest rate swaps and foreign currency forward and option contracts, to manage interest rate and foreign currency risks. In accordance with the Financial Accounting Standards Board (“FASB”) guidance for derivatives and hedging, the Company recognizes all derivatives as either assets or liabilities on its consolidated balance sheet and measures those instruments at fair value (see Note 5, Note 6). The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities.

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

Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. As of February 29, 2012, and February 28, 2011, the Company had undesignated foreign currency contracts outstanding with a notional value of $148.6 million and $160.0 million, respectively. The Company had no undesignated interest rate swap agreements outstanding as of February 29, 2012, and February 28, 2011.

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

The Company records the fair value of its foreign currency and interest rate swap contracts qualifying for cash flow hedge accounting treatment on its consolidated balance sheet with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI). These deferred gains or losses are recognized in the Company’s Consolidated Statements of Operations in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of such derivative instrument is immediately recognized on the Company’s Consolidated Statements of Operations in selling, general and administrative expenses.

As of February 29, 2012, and February 28, 2011, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $353.7 million and $166.4 million, respectively. In addition, as of February 29, 2012, and February 28, 2011, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $500.0 million (see Note 11). The Company expects $3.1 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

Fair value hedges:

Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the years ended February 29, 2012, February 28, 2011, and February 28, 2010.

Net investment hedges:

Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the years ended February 29, 2012, February 28, 2011, and February 28, 2010. As a result of the January 2011 CWAE Divestiture, the Company reclassified $17.8 million of net gains, net of income tax effect, from AOCI to earnings related to its prior net investment hedges of its U.K. subsidiary (see Note 5).

Credit risk:

The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 29, 2012, the fair value of derivative instruments in a net liability position due to counterparties was $47.5 million. If the Company were required to settle the net liability position under these derivative instruments on February 29, 2012, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:

Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of February 29, 2012, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of February 29, 2012, the fair value of derivative instruments in a net receivable position due from counterparties was $8.6 million.

Inventories –

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:

	February 29, 2012	February 28, 2011
(in millions)
Raw materials and supplies	$47.6	$38.2
In-process inventories	1,048.4	1,012.1
Finished case goods	278.5	319.0

	$1,374.5	$1,369.3

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

In the fourth quarters of fiscal 2012, 2011 and 2010, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, as the fair value of each of the Company’s reporting units with goodwill exceeded their carrying value.

In the fourth quarter of fiscal 2012, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. The Company determined that trademarks associated with the CWNA segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows (Level 3 fair value measurement – see Note 6). As a result of this review, the Company recorded an impairment loss of $38.1 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. In the fourth quarter of fiscal 2011, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that trademarks associated with the CWNA segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows (Level 3 fair value measurement – see Note 6). As a result of this review, the Company recorded an impairment loss of $16.7 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. The Company had previously recorded an impairment loss of $6.9 million, which is included in impairment of intangible assets on the Company’s Consolidated

Statements of Operations, during its third quarter of fiscal 2011 in connection with its decision to discontinue certain wine brands within its CWNA segment’s wine portfolio (Level 3 fair value measurement – see Note 6). In the fourth quarter of fiscal 2010, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that trademarks associated primarily with its then existing Constellation Wines Australia and Europe (“CWAE”) segment’s Australian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows (Level 3 fair value measurement – see Note 6). As a result of this review, the Company recorded impairment losses of $103.2 million, which are included in impairment of intangible assets on the Company’s Consolidated Statements of Operations.

Other assets –

Other assets include the following: (i) investments in equity method investees which are carried under the equity method of accounting (see Note 9); (ii) deferred financing costs which are stated at cost, net of accumulated amortization, and are amortized on an effective interest basis over the term of the related debt; (iii) an investment in Accolade (as defined in Note 7) consisting of cost method investments which are carried at cost and available-for-sale (“AFS”) debt securities which are carried at fair value (see Note 9); (iv) deferred tax assets which are stated net of valuation allowances (see Note 12); and (v) derivative assets which are stated at fair value.

Long-lived assets impairment –

In accordance with the FASB guidance for property, plant and equipment, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value of the asset exceeds its fair value (Level 3 fair value measurement – see Note 6). Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. Assets classified as held for sale as of February 29, 2012, were not material. As of February 28, 2011, the Company had no assets classified as held for sale.

Pursuant to this policy, for the years ended February 28, 2011, and February 28, 2010, in connection with certain restructuring activities (see Note 21), the Company’s CWAE segment recorded asset impairment losses of $5.8 million and $13.4 million, respectively, associated primarily with the write-down of certain winery and vineyard assets which satisfied the conditions necessary to be classified as held for sale. These assets were written down to a value based on the Company’s estimate of fair value less cost to sell. These impairment losses are included in restructuring charges on the Company’s Consolidated Statements of Operations. There were no impairment losses recorded for any of the Company’s long-lived assets for the year ended February 29, 2012.

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

Environmental –

Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Liabilities for environmental costs were not material at February 29, 2012, and February 28, 2011.

Earnings per common share –

The Company has two classes of common stock, each with a material number of shares outstanding: Class A Common Stock and Class B Convertible Common Stock (see Note 16). In addition, the Company has another class of common stock with an immaterial number of shares outstanding: Class 1 Common Stock (see Note 16). With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent higher than those declared and paid on the Class B Convertible Common Stock. Accordingly, the Company uses the two-class computation method for the computation of earnings per common share – basic and earnings per common share – diluted. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock.

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the years ended February 29, 2012, February 28, 2011, and February 28, 2010, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the years ended February 29, 2012, February 28, 2011, and February 28, 2010, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

Stock-based employee compensation plans –

The Company has four stock-based employee compensation plans (see Note 17). The Company applies a grant date fair-value-based measurement method in accounting for its stock-based payment arrangements and records all costs resulting from stock-based payment transactions ratably over the requisite service period in its consolidated financial statements. Stock-based awards granted by the Company are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the stock option plan), if earlier. In accordance with the FASB guidance for compensation – stock compensation, the Company recognizes compensation expense immediately for awards granted to retirement-eligible employees or ratably over the period from the date of grant to the date of retirement-eligibility if that is expected to occur during the requisite service period, when appropriate.

2.	RECENTLY ADOPTED ACCOUNTING GUIDANCE:

Fair value measurements –

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

3.	PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	February 29, 2012	February 28, 2011
(in millions)
Income taxes receivable	$54.0	$193.8
Deferred tax assets	40.1	42.1
Other	42.3	51.2

	$136.4	$287.1

4.	PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 29, 2012	February 28, 2011
(in millions)
Land and land improvements	$308.8	$298.9
Vineyards	211.3	198.9
Buildings and improvements	341.6	326.8
Machinery and equipment	1,027.4	893.7
Motor vehicles	46.8	49.3
Construction in progress	43.0	86.4

	1,978.9	1,854.0
Less – Accumulated depreciation	(723.1)	(634.4)

	$1,255.8	$1,219.6

5.	DERIVATIVE INSTRUMENTS:

The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 6):

Balance Sheet Location	February 29, 2012	February 28, 2011
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$7.9	$11.0
Other accrued expenses and liabilities	$2.7	$3.4
Other assets, net	$3.6	$2.8
Other liabilities	$2.2	$0.9
Interest rate swap contracts:
Other accrued expenses and liabilities	$15.0	$6.1
Other assets, net	$—	$1.7
Other liabilities	$30.7	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.4	$3.2
Other accrued expenses and liabilities	$1.1	$1.0
Other assets, net	$0.3	$—
Other liabilities	$0.4	$—

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Operations, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, is as follows. As a result of the CWAE Divestiture, the Company recognized net gains of $6.3 million, net of income tax effect, for the year ended February 28, 2011, related to the discontinuance of cash flow hedge accounting due to the probability that the original forecasted transaction would not occur by the end of the originally specified time period (or within the two months following). There were no such amounts recognized for the years ended February 29, 2012, and February 28, 2010.

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Year Ended February 29, 2012
Foreign currency contracts	$5.8	Sales	$6.4
Foreign currency contracts	3.1	Cost of product sold	1.6
Interest rate swap contracts	(27.2)	Interest expense, net	(3.8)

Total	$(18.3)	Total	$4.2

For the Year Ended February 28, 2011
Foreign currency contracts	$11.2	Sales	$13.6
Foreign currency contracts	0.6	Cost of product sold	9.5
Interest rate swap contracts	(2.7)	Interest expense, net	—

Total	$9.1	Total	$23.1

For the Year Ended February 28, 2010
Foreign currency contracts	$39.3	Sales	$18.6
Foreign currency contracts	13.2	Cost of product sold	(4.6)
Foreign currency contracts	12.4	Selling, general and administrative expenses	22.8
Interest rate swap contracts	(4.7)	Interest expense, net	(27.7)

Total	$60.2	Total	$9.1

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain Recognized in Income (Ineffective portion)	Net Gain Recognized in Income (Ineffective portion)
(in millions)
For the Year Ended February 29, 2012
Foreign currency contracts	Selling, general and administrative expenses	$2.2

For the Year Ended February 28, 2011
Foreign currency contracts	Selling, general and administrative expenses	$1.4

For the Year Ended February 28, 2010
Foreign currency contracts	Selling, general and administrative expenses	$2.5

Non-Derivative Instruments in Designated Net Investment Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain Reclassified from AOCI to Income (Effective portion)	Net Gain Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Year Ended February 28, 2011
Sterling Senior Debt Instrument	$—	Selling, general and administrative expenses	$17.8

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Operations for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, is as follows:

Derivative Instruments not Designated as Hedging Instruments	Location of Net (Loss) Gain Recognized in Income	Net (Loss) Gain Recognized in Income
(in millions)
For the Year Ended February 29, 2012
Foreign currency contracts	Selling, general and administrative expenses	$(1.9)

For the Year Ended February 28, 2011
Foreign currency contracts	Selling, general and administrative expenses	$4.3

For the Year Ended February 28, 2010
Foreign currency contracts	Selling, general and administrative expenses	$12.8
Interest rate swap contracts	Interest expense, net	(0.4)

	Total	$12.4

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	February 29, 2012		February 28, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$85.8	$85.8	$9.2	$9.2
Accounts receivable	$436.0	$436.0	$416.2	$416.2
AFS debt securities	$28.5	$28.5	$40.8	$40.8
Foreign currency contracts	$13.2	$13.2	$17.0	$17.0
Interest rate swap contracts	$—	$—	$1.7	$1.7
Notes receivable	$1.6	$1.6	$6.0	$6.0

Liabilities:
Notes payable to banks	$377.9	$377.6	$83.7	$83.8
Accounts payable	$130.5	$130.5	$129.2	$129.2
Long-term debt, including current portion	$2,751.6	$3,007.9	$3,152.6	$3,298.2
Foreign currency contracts	$6.4	$6.4	$5.3	$5.3
Interest rate swap contracts	$45.7	$45.7	$6.1	$6.1

The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

Cash and cash investments, accounts receivable and accounts payable: The carrying amounts approximate fair value due to the short maturity of these instruments.

AFS debt securities: The fair value is estimated by discounting cash flows using market-based inputs (see “Fair value measurements” below).

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

Long-term debt: The tranche B term loan facility under the 2006 Credit Agreement is a variable interest rate bearing note which includes a fixed margin. The fair value of the Company’s tranche B term loan facility is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The fair value of the remaining long-term debt, which is all fixed rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 29, 2012
Assets:
AFS debt securities	$—	$—	$28.5	$28.5
Foreign currency contracts	$—	$13.2	$—	$13.2
Liabilities:
Foreign currency contracts	$—	$6.4	$—	$6.4
Interest rate swap contracts	$—	$45.7	$—	$45.7
February 28, 2011
Assets:
AFS debt securities	$—	$—	$40.8	$40.8
Foreign currency contracts	$—	$17.0	$—	$17.0
Interest rate swap contracts	$—	$1.7	$—	$1.7
Liabilities:
Foreign currency contracts	$—	$5.3	$—	$5.3
Interest rate swap contracts	$—	$6.1	$—	$6.1

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

The following table represents a reconciliation of the changes in fair value of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	February 29, 2012	February 28, 2011
(in millions)
AFS Debt Securities
Balance as of March 1	$40.8	$—
Retained interest in Accolade (see Note 7)	—	39.6
Total net gains:
Included in earnings (interest expense, net)	5.5	0.4
Included in other comprehensive income (net unrealized gains on AFS debt securities)	3.9	0.8

Total net gains	9.4	1.2
Settlements	(21.7)	—
Transfers in and/or out of Level 3	—	—

Balance as of the last day of February	$28.5	$40.8

In the third quarter of fiscal 2012, the Company received cash proceeds of $21.7 million, consisting of proceeds for principal of $20.2 million and proceeds for interest of $1.5 million, in connection with the early redemption of certain of the AFS debt securities. Accordingly, the Company reclassified net gains of $2.1 million, net of income tax effect, from AOCI to selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 29, 2012
Trademarks	$—	$—	$96.0	$38.1

For the Year Ended February 28, 2011
Long-lived assets held for sale	$—	$—	$4.1	$5.8
Trademarks	—	—	136.9	23.6

Total	$—	$—	$141.0	$29.4

For the Year Ended February 28, 2010
Long-lived assets held for sale	$—	$—	$21.9	$13.4
Trademarks	—	—	162.7	103.2
Investment in equity method investee	—	—	4.2	25.4

Total	$—	$—	$188.8	$142.0

Long-lived assets held for sale:

For the year ended February 28, 2011, in connection with certain restructuring activities, long-lived assets held for sale with a carrying value of $10.1 million were written down to their estimated fair value of $4.1 million, less cost to sell (which was estimated to be minimal), resulting in a loss of $5.8 million. For the year ended February 28, 2010, in connection with certain restructuring activities, long-lived assets held for sale with a carrying value of $35.9 million were written down to their estimated fair value of $22.5 million, less cost to sell of $0.6 million (or $21.9 million), resulting in a loss of $13.4 million. These losses are included in restructuring charges on the Company’s Consolidated Statements of Operations. For each period, these assets consisted primarily of certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. As such, these assets were written down to a value based on the Company’s estimate of fair value less cost to sell. The fair value was determined based on a market value approach adjusted for the different characteristics between assets measured and the assets upon which the observable inputs were based.

Trademarks:

For the year ended February 29, 2012, in connection with the Company’s annual review of indefinite lived intangible assets for impairment, trademarks, with a carrying value of $134.4 million, were written down to their fair value of $96.0 million, resulting in an impairment of $38.1 million. For the year ended February 28, 2011, in connection with the Company’s annual review of indefinite lived intangible assets for impairment, trademarks, with a carrying value of $153.9 million, were written down to their fair value of $136.9 million, resulting in an impairment of $16.7 million. In addition, in connection with the Company’s third quarter of fiscal 2011 decision to discontinue certain wine brands within its CWNA segment’s wine portfolio, certain indefinite lived trademarks, with a carrying value of $6.9 million, were written down to their estimated fair value resulting in an impairment of $6.9 million. For the year ended February 28, 2010, in connection with the Company’s annual review of indefinite lived intangible assets for impairment, trademarks, with a carrying value of $266.3 million, were written down to their fair value of $162.7 million, resulting in an impairment of $103.2 million for the year ended February 28, 2010. These impairments are included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. For each period, the Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models the Company uses to estimate the fair values of its trademarks involve several assumptions, including (i) projected revenue growth rates; (ii) estimated royalty rates; (iii) calculated after-tax royalty savings expected from ownership of the subject trademarks; and (iv) discount rates used to derive the present value factors used in determining the fair value of the trademarks.

Investment in equity method investee:

For the year ended February 28, 2010, in connection with the Company’s review of its equity method investments for other-than-temporary impairment in the third quarter of fiscal 2010, the Company’s CWNA segment’s then existing international equity method investment, Ruffino, with a carrying value of $29.8 million was written down to its fair value of $4.2 million, resulting in a loss of $25.4 million. This loss is included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value, which was based on projected discounted cash flows of this equity method investee.

7.	GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	CWNA	CWAE	Crown Imports	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 28, 2010
Goodwill	$2,570.6	$852.6	$13.0	$(13.0)	$3,423.2
Accumulated impairment losses	—	(852.6)	—	—	(852.6)

	2,570.6	—	13.0	(13.0)	2,570.6
Foreign currency translation adjustments	49.2	—	—	—	49.2
Divestiture of business
Goodwill	—	(852.6)	—	—	(852.6)
Accumulated impairment losses	—	852.6	—	—	852.6

Balance, February 28, 2011
Goodwill	2,619.8	—	13.0	(13.0)	2,619.8
Accumulated impairment losses	—	—	—	—	—

	2,619.8	—	13.0	(13.0)	2,619.8
Purchase accounting allocations	9.3	—	—	—	9.3
Foreign currency translation adjustments	3.8	—	—	—	3.8

Balance, February 29, 2012
Goodwill	2,632.9	—	13.0	(13.0)	2,632.9
Accumulated impairment losses	—	—	—	—	—

	$2,632.9	$—	$13.0	$(13.0)	$2,632.9

For the year ended February 28, 2011, the CWAE segment’s divestiture of business consists of the Company’s reduction of goodwill and accumulated impairment losses in connection with the January 2011 CWAE Divestiture. For the year ended February 29, 2012, CWNA’s purchase accounting allocations of $9.3 million consist of purchase accounting allocations associated with the acquisition of Ruffino (see Note 9).

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

Divestiture of the Australian and U.K. Business –

In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $267.7 million. As of February 29, 2012, the Company has received cash proceeds of $193.7 million, net of cash divested of $15.8 million, direct costs paid of $11.4 million and post-closing adjustments paid of $18.5 million. The Company has retained a less than 20% interest in its previously owned Australian and U.K. business, Accolade Wines (“Accolade”) (see Note 9). The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture:

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested and post-closing adjustments paid	205.1
Retained interest in Accolade	48.2
Foreign currency reclassification	678.8
Indemnification liabilities	(25.5)
Direct costs to sell, paid and accrued	(13.2)
Other	7.9

Net gain on sale	167.2
Loss on settlement of pension obligations (see Note 14)	(109.9)

Net gain	$57.3

Of the $57.3 million net gain, the Company recognized net gains of $2.1 million and $55.2 million for the years ended February 29, 2012, and February 28, 2011, respectively. In addition, the Company recognized additional net (losses) gains related to this divestiture of ($1.6) million and $28.5 million for the years ended February 29, 2012, and February 28, 2011, respectively, primarily associated with net gains on derivative instruments of $20.8 million. Total net gains associated with this divestiture of $84.2 million ($0.5 million and $83.7 million for the years ended February 29, 2012, and February 28, 2011, respectively) are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

8.	INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	February 29, 2012		February 28, 2011
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$82.8	$59.1	$83.2	$64.1
Other	7.0	3.7	2.6	—

Total	$89.8	62.8	$85.8	64.1

Nonamortizable intangible assets:
Trademarks		798.0		816.5
Other		5.6		5.7

Total		803.6		822.2

Total intangible assets, net		$866.4		$886.3

The Company did not incur costs to renew or extend the term of acquired intangible assets during the years ended February 29, 2012, and February 28, 2011. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $5.4 million, $5.5 million and $5.8 million for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2013	$6.7
2014	$5.4
2015	$5.1
2016	$5.0
2017	$4.7
Thereafter	$35.9

9.	OTHER ASSETS:

The major components of other assets are as follows:

	February 29, 2012	February 28, 2011
(in millions)
Investments in equity method investees	$248.3	$262.9
Deferred financing costs	44.9	47.3
Investment in Accolade	37.1	49.6
Other	22.3	27.2

	352.6	387.0
Less – Accumulated amortization	(32.1)	(28.1)

	$320.5	$358.9

Investments in equity method investees –

Crown Imports:

Constellation Beers Ltd. (“Constellation Beers”) (previously known as Barton Beers, Ltd.), an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A.B. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch Companies, Inc., each have, directly or indirectly, equal interests in a joint venture, Crown Imports LLC (“Crown Imports”). Crown Imports has the exclusive right to import, market and sell primarily Modelo’s Mexican beer portfolio (the “Modelo Brands”) in the U.S. and Guam.

The Company accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations. As of February 29, 2012, and February 28, 2011, the Company’s investment in Crown Imports was $176.4 million and $183.3 million, respectively. As of February 29, 2012, and February 28, 2011, the carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $26.4 million and $47.6 million, respectively, due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party and timing of receipt of certain cash distributions from Crown Imports. The Company received $222.0 million, $210.0 million and $191.7 million of cash distributions from Crown Imports for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively, all of which represent distributions of earnings.

Prior to January 1, 2012, Constellation Beers provided certain administrative services to Crown Imports. On January 1, 2012, in accordance with the terms of the original joint venture agreement, such administrative services were discontinued. Amounts related to the performance of these services for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, were not material. In addition, as of February 29, 2012, there was no amount receivable from Crown Imports. As of February 28, 2011, the amount receivable from Crown Imports was not material.

Ruffino:

Prior to the acquisition of Ruffino, the well-known Italian fine wine company, on October 5, 2011 (as further discussed below), the Company had a 49.9% interest in Ruffino. The Company did not have a controlling interest in Ruffino or exert any managerial control and the Company accounted for its investment in Ruffino under the equity method. Accordingly, the results of operations of Ruffino were included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Operations through October 5, 2011. In addition, prior to October 5, 2011, the Company’s CWNA segment distributed Ruffino’s products primarily in the U.S. Amounts purchased from Ruffino under this arrangement for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, were not material. As of February 28, 2011, amounts payable to Ruffino were not material. As of February 28, 2011, the Company’s investment in Ruffino was $7.4 million.

In connection with the Company’s December 2004 investment in Ruffino, the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. For the year ended February 28, 2010, in connection with the notification by the 9.9% shareholder of Ruffino to exercise its option to put its entire equity interest in Ruffino to the Company for the specified minimum value of €23.5 million, the Company recognized a loss of $34.3 million for the third quarter of fiscal 2010 on the contractual obligation created by this notification. This loss was included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should have affected the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

On October 5, 2011, the Company acquired the 50.1% shareholder’s entire equity interest in Ruffino for €50.3 million ($68.6 million). In conjunction with this acquisition, all of the aforementioned legal actions were settled. As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). The purchase price was financed with revolver borrowings under the 2006 Credit Agreement. In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed have been measured at their acquisition-date fair values. The acquisition of Ruffino was not material for purposes of supplemental disclosure per the FASB guidance on business combinations. Prior to the acquisition of Ruffino, the Company recognized a net foreign currency loss of $2.1 million on the contingent obligation originally recorded in the fourth quarter of fiscal 2011. This net loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. In connection with the acquisition of Ruffino, the Company recognized net gains of $8.4 million related primarily to the gain on the revaluation of the Company’s previously held 49.9% equity interest in Ruffino to the acquisition-date fair value (consisting largely of the reclassification of the related foreign currency translation adjustments previously recognized in other comprehensive income), and the revaluation of the Company’s contingent obligation originally recorded in the fourth quarter of fiscal 2011. These net gains are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The results of operations of the Ruffino business are reported in the Company’s CWNA segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Other:

In connection with prior acquisitions, the Company acquired several investments which are being accounted for under the equity method. The primary investment consists of Opus One Winery LLC (“Opus One”), a 50% owned joint venture arrangement. As of February 29, 2012, and February 28, 2011, the Company’s investment in Opus One was $56.4 million and $57.2 million, respectively. The percentage of ownership of the remaining investments ranges from 20% to 50%.

The following table presents summarized financial information for the Company’s Crown Imports equity method investment and the other material equity method investments discussed above. The amounts shown represent 100% of these equity method investments’ financial position and results of operations for those investments accounted for under the equity method as of February 29, 2012. As the financial position and results of operations of Ruffino have been included in the Company’s consolidated financial position and results of operations from the date of acquisition, amounts shown for Ruffino represent 100% of the equity method investment’s results of operations prior to the date of acquisition.

	February 29, 2012			February 28, 2011
	Crown Imports	Other	Total	Crown Imports	Other	Total
(in millions)
Current assets	$372.3	$20.9	$393.2	$386.9	$110.1	$497.0
Noncurrent assets	$37.3	$50.6	$87.9	$32.1	$120.9	$153.0
Current liabilities	$(105.0)	$(4.2)	$(109.2)	$(147.5)	$(100.7)	$(248.2)
Noncurrent liabilities	$(4.6)	$(25.4)	$(30.0)	$(0.1)	$(76.3)	$(76.4)

	Crown Imports	Other	Total
(in millions)
For the Year Ended February 29, 2012
Net sales	$2,469.5	$106.2	$2,575.7
Gross profit	$721.0	$61.5	$782.5
Income from continuing operations	$430.2	$28.1	$458.3
Net income	$430.2	$28.1	$458.3

For the Year Ended February 28, 2011
Net sales	$2,392.9	$987.5	$3,380.4
Gross profit	$690.5	$170.4	$860.9
Income from continuing operations	$452.3	$40.4	$492.7
Net income	$452.3	$40.4	$492.7

For the Year Ended February 28, 2010
Net sales	$2,256.2	$1,126.2	$3,382.4
Gross profit	$658.4	$186.3	$844.7
Income from continuing operations	$443.9	$36.7	$480.6
Net income	$443.9	$36.7	$480.6

Investment in Accolade –

In connection with the Company’s CWAE Divestiture, the Company retained a less than 20% interest in Accolade, its previously owned Australian and U.K. business, which consists of equity securities and AFS debt securities. The investment in the equity securities is accounted for under the cost method. Accordingly, the Company recognizes earnings only upon the receipt of a dividend from Accolade. Dividends received in excess of net accumulated earnings since the date of investment are considered a return of investment and are recorded as a reduction of the cost of the investment. No dividends were received for the years ended February 29, 2012, and February 28, 2011. The AFS debt securities are measured at fair value on a recurring basis with unrealized holding gains and losses, including foreign currency gains and losses, reported in AOCI until realized. Interest income is recognized based on the interest rate implicit in the AFS debt securities’ fair value and is reported in interest expense, net, on the Company’s Consolidated Statements of Operations. As discussed previously, in the third quarter of fiscal 2012, the Company received cash proceeds of $21.7 million, consisting of proceeds for principal of $20.2 million and proceeds for interest of $1.5 million, in connection with the early redemption of certain of the AFS debt securities. Accordingly, the Company reclassified net gains of $2.1 million, net of income tax effect, from AOCI to selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. Interest income of $5.5 million and $0.4 million was recognized in connection with the AFS debt securities for the years ended February 29, 2012, and February 28, 2011, respectively. The AFS debt securities have a contractual maturity of twelve years from the date of issuance and can be settled, at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.

The Company is party to several agreements with Accolade, including distribution agreements whereas CWNA distributes Accolade’s products primarily in the U.S. and Canada, and Accolade distributes CWNA’s products primarily in Australia, the U.K., and Mainland Europe; certain bulk wine supply agreements; and certain bottling agreements. Amounts sold to Accolade or related to services performed for Accolade under these arrangements for the year ended February 29 2012, were $93.6 million. Amounts purchased from Accolade or related to services performed by Accolade under these arrangements for the year ended February 29, 2012, were $25.1 million. Amounts recognized for the year ended February 28, 2011, were not material due to timing of the January 2011 CWAE Divestiture. As of February 29, 2012, and February 28, 2011, amounts receivable from or payable to Accolade under these arrangements were not material.

Other items –

Amortization of deferred financing costs of $6.5 million, $9.1 million and $6.3 million for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively, is included in interest expense, net on the Company’s Consolidated Statements of Operations.

10.	OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 29, 2012	February 28, 2011
(in millions)
Salaries and commissions	$65.1	$76.1
Advertising and promotions	60.0	53.7
Deferred revenue	35.7	31.7
Accrued interest	27.7	23.9
Derivative liabilities	18.8	10.5
Accrued insurance	14.9	17.7
Income taxes payable	13.8	14.1
Contingent obligation from put option of Ruffino shareholder	—	60.0
Other	100.2	132.2

	$336.2	$419.9

11.	BORROWINGS:

Borrowings consist of the following:

	February 29, 2012			February 28, 2011
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$298.0	$—	$298.0	$74.9
Other	79.9	—	79.9	8.8

	$377.9	$—	$377.9	$83.7

Long-term Debt:
Senior Credit Facility – Term Loans	$314.1	$512.5	$826.6	$1,228.0
Senior Notes	—	1,894.8	1,894.8	1,893.6
Other Long-term Debt	16.1	14.1	30.2	31.0

	$330.2	$2,421.4	$2,751.6	$3,152.6

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

The rate of interest on borrowings under the 2006 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2006 Credit Agreement) with respect to the 2013 Revolving Facility, and is fixed with respect to the 2013 Tranche B Term Loans and the 2015 Tranche B Term Loans. As of February 29, 2012, the LIBOR margin for the 2013 Revolving Facility is 2.50%; the LIBOR margin for the 2013 Tranche B Term Loans is 1.50%; and the LIBOR margin on the 2015 Tranche B Term Loans is 2.75%.

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

As of February 29, 2012, following the prepayment of $400.0 million of the tranche B term loan facility during the first quarter of fiscal 2012, under the 2006 Credit Agreement, the Company had outstanding 2013 Tranche B Term Loans of $624.7 million bearing an interest rate of 2.0%, 2015 Tranche B Term Loans of $201.9 million bearing an interest rate of 3.1%, 2013 Revolving Facility of $298.0 million bearing an interest rate of 2.7%, outstanding letters of credit of $12.2 million, and $339.8 million in revolving loans available to be drawn.

As of February 29, 2012, the required principal repayments of the tranche B term loan facility for each of the four succeeding fiscal years are as follows:

Tranche B Term Loan Facility
(in millions)
2013	$314.1
2014	314.1
2015	99.7
2016	98.7

$826.6

In April 2009, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $1,200.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $1,200.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. As a result, the Company fixed its interest rates on $1,200.0 million of the Company’s floating LIBOR rate debt at an average rate of 4.0% through February 28, 2010. On March 1, 2010, the Company paid $11.9 million in connection with the maturity of these outstanding interest rate swap agreements, which is reported in other, net in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. In June 2010, the Company entered into a new five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. For the year ended February 29, 2012, the Company reclassified net losses of $3.8 million, net of income tax effect, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations. For the year ended February 28, 2011, the Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Operations. For the year ended February 28, 2010, the Company reclassified net losses of $27.7 million, net of income tax effect, respectively, from AOCI to interest expense, net on the Company’s Consolidated Statements of Operations.

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

On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. As of February 29, 2012, and February 28, 2011, the Company had outstanding $696.3 million (net of $3.7 million unamortized discount) and $695.6 million (net of $4.4 million unamortized discount), respectively, aggregate principal amount of August 2006 Senior Notes.

On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). Interest on the Original May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7 1/4% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 29, 2012, and February 28, 2011, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8 3/8% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). Interest on the December 2007 Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008. As of February 29, 2012, and February 28, 2011, the Company had outstanding $498.5 million (net of $1.5 million unamortized discount) and $498.0 million (net of $2.0 million unamortized discount) aggregate principal amount of December 2007 Senior Notes.

On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The estimated net proceeds of the offering ($592 million) are expected to be used for general corporate purposes. These purposes might include, among others, reducing the outstanding indebtedness of the tranche B term loan facility under the Company’s senior credit facility, acquisitions of complementary assets or businesses, or common stock share repurchases. Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012.

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

Subsidiary credit facilities –

The Company has additional credit arrangements totaling $253.8 million and $154.2 million as of February 29, 2012, and February 28, 2011, respectively. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 29, 2012, and February 28, 2011, amounts outstanding under these arrangements were $110.1 million and $39.8 million, respectively, the majority of which is classified as current as of the respective date.

Debt payments –

Principal payments required under long-term debt obligations (excluding unamortized discount of $5.2 million) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2013	$330.2
2014	320.0
2015	605.9
2016	100.7
2017	700.0
Thereafter	700.0

$2,756.8

12.	INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
(in millions)
Domestic	$441.0	$946.0	$365.6
Foreign	93.0	(395.0)	(106.3)

	$534.0	$551.0	$259.3

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
(in millions)
Current:
Federal	$85.2	$(112.9)	$139.4
State	(45.9)	21.7	34.2
Foreign	1.7	11.8	17.0

Total current	41.0	(79.4)	190.6

Deferred:
Federal	76.6	31.8	5.4
State	(20.5)	4.6	0.9
Foreign	(8.1)	34.5	(36.9)

Total deferred	48.0	70.9	(30.6)

Income tax provision (benefit)	$89.0	$(8.5)	$160.0

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

Significant components of deferred tax assets (liabilities) consist of the following:

	February 29, 2012	February 28, 2011
(in millions)
Deferred tax assets:
Stock-based compensation	$54.1	$49.2
Net operating losses	23.0	9.9
Inventory	14.0	16.1
Insurance accruals	8.0	6.4
Employee benefits	6.0	4.1
Other accruals	43.7	40.8

Gross deferred tax assets	148.8	126.5
Valuation allowances	(14.4)	(11.4)

Deferred tax assets, net	134.4	115.1

Deferred tax liabilities:
Intangible assets	(388.5)	(383.4)
Property, plant and equipment	(214.7)	(192.8)
Provision for unremitted earnings	(45.3)	(22.6)
Investment in equity method investees	(39.7)	(41.4)
Unrealized foreign exchange	(10.8)	(10.6)
Derivative instruments	(1.6)	(4.6)

Total deferred tax liabilities	(700.6)	(655.4)

Deferred tax liabilities, net	$(566.2)	$(540.3)

Amounts recognized in the Consolidated Balance Sheets consist of:

	February 29, 2012	February 28, 2011
(in millions)
Current deferred tax assets	$40.1	$42.1
Long-term deferred tax assets	6.5	1.8
Current deferred tax liabilities	(4.1)	(1.1)
Long-term deferred tax liabilities	(608.7)	(583.1)

	$(566.2)	$(540.3)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of any valuation allowances. During the years ended February 29, 2012, and February 28, 2011, the Company recorded additional valuation allowances, primarily associated with the Company’s investment in its Australian and U.K. business.

Operating loss carryforwards totaling $477.4 million at February 29, 2012, are being carried forward in a number of jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $464.4 million will expire in 2013 through 2032 and $13.0 million of operating losses in certain jurisdictions may be carried forward indefinitely.

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based on probable outcomes of such matters. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution. During the year ended February 29, 2012, various U.S. Federal, state, and international examinations were finalized. A tax benefit of $65.8 million was recorded primarily related to the resolution of certain tax positions in connection with those examinations and the expiration of statutes of limitation.

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 29, 2012		February 28, 2011		February 28, 2010
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(in millions, except % of pretax income data)
Income tax provision at statutory rate	$186.9	35.0	$192.9	35.0	$90.8	35.0
State and local income taxes, net of federal income tax benefit	(43.2)	(8.1)	17.1	3.1	22.8	8.8
Deduction for investments and loans related to the CWAE Divestiture	—	—	(207.0)	(37.5)	—	—
CWAE Divestiture	1.8	0.4	(19.7)	(3.6)	—	—
Impairments and dispositions of nondeductible goodwill, equity method investments and other intangible assets	—	—	21.0	3.8	61.5	23.7
Net operating loss valuation allowance	3.6	0.7	46.8	8.5	18.6	7.2
Nontaxable foreign exchange gains and losses	(0.3)	(0.1)	(3.8)	(0.7)	(8.8)	(3.4)
Earnings of subsidiaries taxed at other than U.S. statutory rate	(66.7)	(12.5)	(46.8)	(8.5)	(27.7)	(10.7)
Miscellaneous items, net	6.9	1.3	(9.0)	(1.6)	2.8	1.1

Income tax provision (benefit) at effective rate	$89.0	16.7	$(8.5)	(1.5)	$160.0	61.7

For the year ended February 29, 2012, the state and local income taxes, net of federal income tax benefit, includes benefits resulting from a change in the method of filing certain state income tax returns. These benefits consist of the recognition of prior period income tax refunds, decreases in uncertain tax positions and adjustments to the current and deferred state effective tax rates. The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the (benefit) provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

As of February 29, 2012, February 28, 2011, and February 28, 2010, the liability for income taxes associated with uncertain tax positions, excluding interest and penalties, was $92.0 million, $154.4 million and $124.0 million, respectively. A reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
(in millions)
Balance as of March 1	$(154.4)	$(124.0)	$(146.6)
Increases as a result of tax positions taken during a prior period	(11.0)	(9.5)	(4.8)
Decreases as a result of tax positions taken during a prior period	37.0	1.8	10.8
Increases as a result of tax positions taken during the current period	(29.4)	(59.5)	(25.3)
Decreases related to settlements with tax authorities	59.5	36.0	39.6
Decreases related to lapse of applicable statute of limitations	6.3	0.8	2.3

Balance as of last day of February	$(92.0)	$(154.4)	$(124.0)

As of February 29, 2012, and February 28, 2011, the Company has $85.6 million and $163.3 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded on the Company’s Consolidated Balance Sheets. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

As of February 29, 2012, and February 28, 2011, the Company has $92.0 million and $154.4 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.

In accordance with the Company’s accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefit liabilities as a component of the provision for income taxes on the Company’s Consolidated Statements of Operations. For the years ended February 29, 2012, February 28, 2011, and February 28, 2010, the Company recorded ($3.7) million, ($4.1) million and ($1.1) million of net interest income, net of income tax effect, and penalties, respectively. As of February 29, 2012, and February 28, 2011, $7.9 million, net of income tax effect, and $11.6 million, net of income tax effect, respectively, were included in the liability for uncertain tax positions for the possible payment of interest and penalties.

Various U.S. Federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 29, 2012, the Company estimates that unrecognized tax benefit liabilities could change by a range of $5 million to $29 million. The Company files U.S. Federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where the Company is subject to examination by tax authorities include Australia, Canada, New Zealand, the U.K. and the U.S. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or foreign income tax examinations for fiscal years prior to February 28, 2007.

13.	OTHER LIABILITIES:

The major components of other liabilities are as follows:

	February 29, 2012	February 28, 2011
(in millions)
Unrecognized tax benefit liabilities	$80.9	$151.7
Derivative liabilities	33.3	0.9
Indemnification liabilities	23.9	27.8
Accrued pension liability (see Note 14)	17.0	10.3
Adverse grape contracts (see Note 15)	3.7	9.3
Other	45.4	33.0

	$204.2	$233.0

14.	DEFINED CONTRIBUTION AND DEFINED BENEFIT PLANS:

Defined contribution plans –

The Company has several defined contribution plans which cover substantially all of its U.S., New Zealand and Canadian employees, excluding primarily those employees covered by collective bargaining agreements in the U.S. Prior to the CWAE Divestiture, the Company also had various defined contribution plans covering substantially all of its Australian and U.K. employees. Company contributions under these defined contribution plans were $11.0 million, $20.6 million and $23.8 million for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively.

Defined benefit pension plans –

The Company also has various defined benefit pension plans which cover certain of its Canadian employees. Prior to the CWAE Divestiture, the Company also had defined benefit pension plans covering certain of its U.K. and Australian employees. The Company’s defined benefit pension plans were not material as of February 29, 2012, and February 28, 2011.

Net periodic benefit cost reported in the Consolidated Statements of Operations for all of the Company’s defined benefit pension plans was $4.3 million, $121.8 million and $4.3 million for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively. For the year ended February 28, 2011, in connection with the January 2011 CWAE Divestiture, the Company recognized settlement losses of $109.9 million associated with the settlement of the related pension obligations.

As of February 29, 2012, and February 28, 2011, the actuarial present value of the Company’s defined benefit pension benefit obligation was $96.5 million and $86.1 million, respectively, with plan assets valued at $79.4 million and $75.7 million, respectively. The Company’s defined benefit pension plan assets consist primarily of equity securities from quoted prices in active markets (Level 1 fair value measurement).

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

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for each of the five succeeding fiscal years and thereafter:

(in millions)
2013	$52.9
2014	40.6
2015	32.8
2016	27.3
2017	21.9
Thereafter	199.1

$374.6

Rental expense was $73.8 million, $92.6 million and $99.4 million for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively.

Purchase commitments and contingencies –

In connection with prior acquisitions, the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase grape production yielded from a specified number of acres for a period of time from one to thirteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $280.1 million, $383.0 million and $404.8 million of grapes under contracts for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively. Based on current production yields and published grape prices, the aggregate minimum purchase obligations under these contracts are estimated to be $1,199.5 million over the remaining terms of the contracts which extend through December 2024.

In addition, in connection with prior acquisitions, the Company established a liability for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 29, 2012, and February 28, 2011, the remaining balance on this liability is $4.8 million and $14.1 million, respectively.

The Company’s aggregate minimum purchase obligations under bulk wine purchase contracts are estimated to be $40.2 million over the remaining terms of the contracts which extend through December 2013. The Company’s aggregate minimum purchase obligations under certain raw material purchase contracts are estimated to be $250.3 million over the remaining terms of the contracts which extend through February 2015.

In addition, the Company has entered into certain processing contracts which commit the Company to utilize outside services to process and/or package a minimum volume quantity. The Company’s aggregate minimum contractual obligations under these processing contracts are estimated to be $132.3 million over the remaining terms of the contracts which extend through March 2019.

Indemnification liabilities –

In connection with the Company’s January 2011 CWAE Divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of Accolade, a certain facility in the U.K. and certain income tax matters. As a result, the Company recorded liabilities with a fair value of $26.1 million at January 31, 2011, resulting in a loss of $26.1 million. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The fair value was determined using a probability-weighted discounted cash flow analysis based on the credit profile of the issuer. During the year ended February 29, 2012, the Company was released from one of its guarantees and had adjustments to certain of the other guarantees, including the partial settlement of one of its guarantees for a cash payment of $3.1 million. As of February 29, 2012, and February 28, 2011, the carrying amount of these indemnification liabilities was $22.4 million and $26.1 million, respectively. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of February 29, 2012, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $303.5 million under these indemnifications with $282.1 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

On January 1, 2012, in connection with the discontinuation of the Company’s administrative services agreement with Crown Imports, Crown Imports entered into a contract with a third party for the lease of certain office facilities. The Company is jointly and severally liable with Modelo to indemnify the third party for lease payments over the term of the contract which extends through June 2021. The fair value of the liability recorded at January 1, 2012, was not material. As of February 29, 2012, if the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of February 29, 2012, this indemnification could require the Company to make potential future payments of up to $39.2 million with none of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under this indemnification and the Company believes that the likelihood is remote that this indemnification could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity. As of February 29, 2012, the carrying amount of this indemnification liability was not material.

Employment contracts –

The Company has employment contracts with its executive officers and certain other management personnel with either automatic one year renewals after an initial term or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These employment contracts may also provide for severance payments in the event of specified termination of employment. In addition, the Company has employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 29, 2012, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $35.5 million, of which $0.8 million was accrued.

Employees covered by collective bargaining agreements –

Approximately 10% of the Company’s full-time employees are covered by collective bargaining agreements at February 29, 2012. Agreements expiring within one year cover approximately 2% of the Company’s full-time employees.

Legal matters –

In the course of its business, the Company is subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

16.	STOCKHOLDERS’ EQUITY:

Common stock –

The Company has two classes of common stock, each with a material number of shares outstanding: Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If the Company pays a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock. However, the Company’s senior credit facility limits the cash dividends that can be paid by the Company on its common stock to an amount determined in accordance with the terms of the 2006 Credit Agreement.

In addition, the Company has a class of common stock with an immaterial number of shares outstanding: Class 1 Common Stock. Shares of Class 1 Common Stock do not generally have voting rights. Class 1 Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Common Stock acquired upon conversion. Because shares of Class 1 Common Stock are convertible into shares of Class A Common Stock, for each share of Class 1 Common Stock issued, the Company must reserve one share of Class A Common Stock for issuance upon the conversion of the share of Class 1 Common Stock. Holders of Class 1 Common Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If the Company pays a cash dividend on Class 1 Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of cash dividend per share paid on Class 1 Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying a dividend on Class 1 Common Stock. The cash dividends declared and paid on Class B Convertible Common Stock and Class 1 Common Stock must always be the same.

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

At February 29, 2012, there were 170,736,356 shares of Class A Common Stock and 23,578,116 shares of Class B Convertible Common Stock outstanding, net of treasury stock. In addition, there were 11,549 shares of Class 1 Common Stock outstanding at February 29, 2012.

Stock repurchases –

In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2011 Authorization”). During the year ended February 28, 2011, the Company repurchased 17,223,404 shares of Class A Common Stock pursuant to the 2011 Authorization at an aggregate cost of $300.0 million, or an average cost of $17.42 per share, through a collared accelerated stock buyback (“ASB”) transaction that was announced in April 2010. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional installment of 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. In November 2010, the Company received the final installment of 3,421,924 shares of Class A Common Stock following the end of the calculation period on November 24, 2010. The Company used proceeds from revolver borrowings under the 2006 Credit Agreement to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares. No shares were repurchased during the year ended February 28, 2010.

In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). The Board of Directors did not specify a date upon which the 2012 Authorization would expire. Share repurchases under the 2012 Authorization are expected to be accomplished at management’s discretion from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund share repurchases with cash generated from operations or proceeds of borrowings under its senior credit facility. Any repurchased shares will become treasury shares.

During the year ended February 29, 2012, the Company repurchased 21,234,266 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $413.7 million, or an average cost of $19.48 per share, through open market transactions. Subsequent to February 29, 2012, the Company utilized the remaining $86.3 million outstanding under the 2012 Authorization to repurchase 3,970,481 shares of Class A Common Stock at an average cost of $21.74 per share, through open market transactions. In total, the Company has repurchased 25,204,747 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $500.0 million, or an average cost of $19.84 per share. The Company used proceeds from revolver borrowings under the 2006 Credit Agreement and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

In April 2012, the Company’s Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Share repurchases under the 2013 Authorization are expected to be accomplished at management’s discretion from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund share repurchases with cash generated from operations, proceeds from borrowings under its senior credit facility or proceeds from the April 2012 Senior Notes. Any repurchased shares will become treasury shares. Through April 30, 2012, the Company has repurchased 6,386,051 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $137.1 million, or an average cost of $21.47 per share. The Company used proceeds from the April 2012 Senior Notes, revolver borrowings under the 2006 Credit Agreement and cash generated from operations to pay the purchase price for repurchased shares.

17.	STOCK-BASED EMPLOYEE COMPENSATION:

The Company has four stock-based employee compensation plans (as further discussed below). Total compensation cost and income tax benefits recognized for the Company’s stock-based awards are as follows:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
(in millions)
Total compensation cost for stock-based awards recognized in the Consolidated Statements of Operations	$47.6	$48.2	$56.3

Total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation	$16.3	$18.7	$18.1

Total compensation cost for stock-based awards capitalized in inventory in the Consolidated Balance Sheets	$3.7	$3.9	$5.1

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

Grants of restricted stock, performance shares and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. Restricted stock awards are generally based on service and vest over one to four years from the date of grant. Performance share awards are based on service and the satisfaction of certain performance goals, and vest over one to three years from the date of grant. The actual number of units to be awarded at the end of each performance period will range between 0% and 200% of the target, based upon a measure of performance as determined by the Committee. Performance share awards granted during the years ended February 29, 2012, and February 28, 2011, reflect the award at target.

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

A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance, February 28, 2009	34,095,963	$19.39	17,499,016	$17.99

Granted	7,632,249	$11.87
Exercised	(1,453,431)	$8.43
Forfeited	(2,683,940)	$18.51
Expired	(2,744,746)	$22.12

Balance, February 28, 2010	34,846,095	$18.05	19,277,958	$18.95

Granted	3,340,413	$16.69
Exercised	(5,100,677)	$12.22
Forfeited	(1,331,443)	$17.42
Expired	(1,910,783)	$22.54

Balance, February 28, 2011	29,843,605	$18.63	18,148,632	$20.31

Granted	2,745,309	$20.62
Exercised	(3,438,706)	$14.75
Forfeited	(550,203)	$16.91
Expired	(1,668,708)	$24.03

Balance, February 29, 2012	26,931,297	$19.03	18,198,577	$20.18

A summary of restricted Class A Common Stock activity under the Company’s Long-Term Stock Incentive Plan is as follows:

	Restricted Stock Awards
	Number of Restricted Stock Awards Outstanding	Weighted Average Grant-Date Price	Fair Value of Shares Vested
Nonvested balance, February 28, 2009	460,036	$19.25
Granted	1,365,460	$12.35
Vested	(180,641)	$18.06	$2,336,708
Forfeited	(136,497)	$13.89

Nonvested balance, February 28, 2010	1,508,358	$13.63
Granted	739,388	$16.67
Vested	(399,566)	$13.79	$7,302,455
Forfeited	(37,864)	$14.23

Nonvested balance, February 28, 2011	1,810,316	$14.83
Granted	622,092	$20.63
Vested	(529,118)	$14.87	$11,826,372
Forfeited	(105,402)	$16.56

Nonvested balance, February 29, 2012	1,797,888	$16.72

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant-Date Price	Fair Value of Shares Vested
Nonvested balance, February 28, 2009	152,300	$20.05
Granted	368,966	$12.89
Vested	(38,255)	$20.01	$444,870
Forfeited	(100,165)	$15.69

Nonvested balance, February 28, 2010	382,846	$14.29
Granted	125,349	$16.35
Vested	(77,408)	$14.12	$1,414,244
Forfeited	(211,289)	$14.60

Nonvested balance, February 28, 2011	219,498	$15.23
Granted	80,970	$20.60
Vested	(60,928)	$15.43	$1,364,178
Forfeited	(36,458)	$16.93

Nonvested balance, February 29, 2012	203,082	$17.01

	Performance Stock Units
	Number of Performance Stock Units Outstanding	Weighted Average Grant-Date Price	Fair Value of Shares Vested
Nonvested balance, February 28, 2010	—	$—
Granted	407,750	$16.67
Vested	—	$—	$—
Forfeited	(3,340)	$16.67

Nonvested balance, February 28, 2011	404,410	$16.67
Granted	319,880	$20.60
Vested	(202,205)	$16.67	$4,527,370
Forfeited	(33,875)	$18.93

Nonvested balance, February 29, 2012	488,210	$19.09

The following table summarizes information about stock options outstanding at February 29, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$11.70 – $15.35	5,687,571	6.1 years	$11.90
$15.51 – $19.12	8,485,037	6.2 years	$17.89
$20.05 – $22.99	6,964,924	6.6 years	$20.80
$23.02 – $26.24	4,296,356	4.3 years	$24.96
$27.24 – $30.52	1,497,409	3.1 years	$27.40

Options outstanding	26,931,297	5.8 years	$19.03	$97,479,088

Options exercisable	18,198,577	4.9 years	$20.18	$52,093,296

Other information pertaining to stock options is as follows:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Weighted average grant-date fair value of stock options granted	$7.41	$6.19	$4.19
Total fair value of stock options vested	$31,140,184	$37,360,244	$41,841,484
Total intrinsic value of stock options exercised	$23,139,194	$33,134,478	$7,016,315
Tax benefit realized from stock options exercised	$10,835,473	$7,810,198	$2,619,418

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Expected life	5.9 years	5.9 years	5.9 years
Expected volatility	32.0%	32.2%	31.7%
Risk-free interest rate	2.7%	3.2%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%

For the years ended February 29, 2012, February 28, 2011, and February 28, 2010, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior for similar type grants. Expected volatility for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, is based primarily on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Employee stock purchase plans –

The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the years ended February 29, 2012, February 28, 2011, and February 28, 2010, employees purchased 272,560 shares, 304,916 shares and 388,294 shares, respectively, under this plan.

The weighted average fair value of purchase rights granted during the years ended February 29, 2012, February 28, 2011, and February 28, 2010, was $4.92, $4.05 and $3.55, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	30.6%	25.8%	32.4%
Risk-free interest rate	0.2%	0.2%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%

The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries (the “U.K. Sharesave Scheme”). Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. There were 6,801 shares and 291 shares purchased under this plan during the year ended February 29, 2012, and February 28, 2011, respectively. There were no shares purchased under this plan during the year ended February 28, 2010.

There were no purchase rights granted during the years ended February 29, 2012, February 28, 2011, and February 28, 2010. As of February 29, 2012, there were no purchase rights currently held by grant recipients. Under the current terms of the U.K. Sharesave Scheme, no additional grants of purchase rights are permitted.

As of February 29, 2012, there was $59.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s four stock-based employee compensation plans. This cost is expected to be recognized in the Company’s Consolidated Statements of Operations over a weighted-average period of 2.1 years. With respect to the issuance of shares under any of the Company’s stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares.

18.	EARNINGS PER COMMON SHARE:

The computation of basic and diluted earnings per common share is as follows:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
(in millions, except per share data)
Income available to common stockholders	$445.0	$559.5	$99.3

Weighted average common shares outstanding – basic:
Class A Common Stock	180.724	187.224	196.095

Class B Convertible Common Stock	23.590	23.686	23.736

Weighted average common shares outstanding – diluted:
Class A Common Stock	180.724	187.224	196.095
Class B Convertible Common Stock	23.590	23.686	23.736
Stock-based awards, primarily stock options	4.341	2.855	1.379

Weighted average common shares outstanding – diluted	208.655	213.765	221.210

Earnings per common share – basic:
Class A Common Stock	$2.20	$2.68	$0.46

Class B Convertible Common Stock	$2.00	$2.44	$0.41

Earnings per common share – diluted:
Class A Common Stock	$2.13	$2.62	$0.45

Class B Convertible Common Stock	$1.96	$2.40	$0.41

For the years ended February 29, 2012, February 28, 2011, and February 28, 2010, stock-based awards, primarily stock options, which could result in the issuance of 8.9 million shares, 20.7 million shares and 30.4 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Other comprehensive income (loss), net of income tax effect, includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Other comprehensive income (loss), February 28, 2010:
Foreign currency translation adjustments	$500.6	$(3.1)	$497.5
Unrealized gain on cash flow hedges:
Net derivative gains	91.3	(31.1)	60.2
Reclassification adjustments	(19.1)	7.5	(11.6)

Net gain recognized in other comprehensive income	72.2	(23.6)	48.6
Pension/postretirement adjustments:
Net actuarial losses	(79.3)	21.6	(57.7)
Reclassification adjustments	6.2	(1.6)	4.6

Net loss recognized in other comprehensive income	(73.1)	20.0	(53.1)

Other comprehensive income, February 28, 2010	$499.7	$(6.7)	$493.0

Other comprehensive (loss) income, February 28, 2011:
Foreign currency translation adjustments:
Net gains	$200.7	$(23.3)	$177.4
Reclassification adjustments	(678.8)	21.7	(657.1)

Net loss recognized in other comprehensive income	(478.1)	(1.6)	(479.7)
Unrealized loss on cash flow hedges:
Net derivative gains	11.4	(2.3)	9.1
Reclassification adjustments	(49.4)	24.9	(24.5)

Net loss recognized in other comprehensive income	(38.0)	22.6	(15.4)
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.8	—	0.8
Reclassification adjustments	—	—	—

Net gain recognized in other comprehensive income	0.8	—	0.8
Pension/postretirement adjustments:
Net actuarial gains	12.9	(3.6)	9.3
Reclassification adjustments	121.0	(34.4)	86.6

Net gain recognized in other comprehensive income	133.9	(38.0)	95.9

Other comprehensive loss, February 28, 2011	$(381.4)	$(17.0)	$(398.4)

Other comprehensive income (loss), February 29, 2012:
Foreign currency translation adjustments:
Net gains	$7.4	$0.9	$8.3
Reclassification adjustments	6.3	—	6.3

Net gain recognized in other comprehensive income	13.7	0.9	14.6
Unrealized loss on cash flow hedges:
Net derivative losses	(33.7)	15.4	(18.3)
Reclassification adjustments	(6.9)	0.5	(6.4)

Net loss recognized in other comprehensive income	(40.6)	15.9	(24.7)
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	3.9	(1.6)	2.3
Reclassification adjustments	(3.2)	1.1	(2.1)

Net gain recognized in other comprehensive income	0.7	(0.5)	0.2
Pension/postretirement adjustments:
Net actuarial losses	(7.3)	1.8	(5.5)
Reclassification adjustments	0.4	(0.1)	0.3

Net loss recognized in other comprehensive income	(6.9)	1.7	(5.2)

Other comprehensive loss, February 29, 2012	$(33.1)	$18.0	$(15.1)

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2011	$193.2	$4.2	$0.8	$(9.4)	$188.8
Current period change	14.6	(24.7)	0.2	(5.2)	(15.1)

Balance, February 29, 2012	$207.8	$(20.5)	$1.0	$(14.6)	$173.7

20.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Sales to the Company’s five largest customers represented 61.0%, 41.7% and 39.2% of the Company’s sales for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively. Sales to the Company’s five largest customers are expected to continue to represent a significant portion of the Company’s revenues. In addition, sales to individual customers which amount to 10% or more of the Company’s sales and amounts receivable from these customers as a percentage of the Company’s accounts receivable, net, are as follows:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Southern Wine and Spirits
Sales	32.4%	19.5%	17.7%

Accounts receivable, net	11.6%	35.7%	19.4%

Republic National Distributing Company
Sales	17.5%	9.8%	7.5%

Accounts receivable, net	2.5%	20.1%	4.7%

Sales for the above customers are all reported within the CWNA segment. The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers’ financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

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

The Company has several restructuring plans primarily within its CWNA segment and, prior to the CWAE Divestiture, the CWAE segment, as follows:

Fiscal 2012 Initiative –

In May 2011, the Company committed to a plan (announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the CWAE Divestiture (the “Fiscal 2012 Initiative”). The Fiscal 2012 Initiative includes an approximate two to three percent reduction in the Company’s global workforce. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. The Company expects all costs and related cash expenditures associated with the Fiscal 2012 Initiative to be substantially complete by February 28, 2013.

Fiscal 2010 Global Initiative –

In April 2009, the Company announced its plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). The Global Initiative includes an approximately five percent reduction in the Company’s then existing global workforce and the closing of certain office, production and warehouse facilities. In addition, the Global Initiative includes the termination of certain contracts, and a streamlining of the Company’s production footprint and sales and administrative organizations. Lastly, the Global Initiative includes other non-material restructuring activities primarily in connection with the consolidation of the Company’s remaining spirits business into its North American wine business following the March 2009 divestiture of its value spirits business. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the year ended February 28, 2011, is $1.1 million of noncash charges for other compensation costs (which are excluded from the restructuring liability rollforward table below). The Company does not expect any additional costs associated with the Global Initiative to be recognized in its Consolidated Statements of Operations. The Company expects cash expenditures to be substantially complete by February 28, 2013.

Other Plans –

In addition, the Company has certain other previously announced restructuring plans for which exit activities were substantially complete as of March 1, 2011, and other immaterial restructuring activities (the “Other Plans”). These plans included efforts to restructure and integrate operations of acquired businesses, streamline certain international and domestic operations and product portfolios, maximize asset utilization, reduce costs, and improve long-term return on invested capital throughout its domestic and international operations (which included its previously owned Australian and U.K. business). Restructuring and related activities included footprint reductions/consolidations; the buy-out, termination and/or renegotiation of various contracts; the planned sale of wineries, facilities and other property, plant and equipment; employee termination costs and equipment relocation costs. Included in the Company’s restructuring charges on its Consolidated Statements of Operations for the years ended February 28, 2011, and February 28, 2010, is $4.2 million and $13.4 million of net noncash charges related to the write-down of property, plant and equipment, net, held for sale in connection with the Other Plans (which charges are excluded from the restructuring liability rollforward table below). As noted above, the Company does not expect any additional costs associated with the Other Plans to be recognized in its Consolidated Statements of Operations. The Company expects cash expenditures to be substantially complete by February 28, 2013.

The following table presents a rollforward of the restructuring liability for each of the Company’s restructuring plans noted above.

	Fiscal 2012 Initiative	Global Initiative	Other Plans	Total
(in millions)
Restructuring liability, February 28, 2009	$—	$—	$22.7	$22.7
Restructuring charges:
Employee termination benefit costs	—	24.4	0.6	25.0
Contract termination costs	—	3.7	3.9	7.6
Facility consolidation/relocation costs	—	1.1	0.5	1.6

Restructuring charges, February 28, 2010	—	29.2	5.0	34.2
Cash expenditures	—	(21.6)	(22.8)	(44.4)
Foreign currency translation adjustments	—	1.3	0.9	2.2

Restructuring liability, February 28, 2010	—	8.9	5.8	14.7
Restructuring charges:
Employee termination benefit costs	—	10.0	1.0	11.0
Contract termination costs	—	5.0	0.2	5.2
Facility consolidation/relocation costs	—	1.5	0.1	1.6

Restructuring charges, February 28, 2011	—	16.5	1.3	17.8
Cash expenditures	—	(15.5)	(5.0)	(20.5)
CWAE Divestiture	—	(3.0)	(0.5)	(3.5)
Foreign currency translation adjustments	—	0.7	0.5	1.2

Restructuring liability, February 28, 2011	—	7.6	2.1	9.7
Restructuring charges:
Employee termination benefit costs	12.2	(0.1)	—	12.1
Contract termination costs	—	—	3.7	3.7
Facility consolidation/relocation costs	—	0.2	—	0.2

Restructuring charges, February 29, 2012	12.2	0.1	3.7	16.0
Cash expenditures	(4.2)	(5.1)	(2.7)	(12.0)
Foreign currency translation and other non-cash adjustments	—	1.2	(0.1)	1.1

Restructuring liability, February 29, 2012	$8.0	$3.8	$3.0	$14.8

In connection with certain of the Company’s prior acquisitions, the Company accrued liabilities for exit costs as of the respective acquisition date. As of February 29, 2012, February 28, 2011, and February 28, 2010, the balances for these purchase accounting accruals were $0.8 million, $2.1 million and $5.4 million, respectively.

The following table presents a summary of restructuring charges and other costs incurred, including a summary of amounts incurred by each of the Company’s reportable segments, in connection with the Company’s restructuring plans noted above.

	Fiscal 2012 Initiative	Global Initiative	Other Plans	Total
(in millions)
For the Year Ended February 29, 2012
Restructuring charges	$12.2	$0.1	$3.7	$16.0
Other costs:
Accelerated depreciation, inventory write-down and/or other costs (cost of product sold)	—	0.3	—	0.3
Asset write-down, other costs and/or acquisition-related integration costs (selling, general and administrative expenses)	7.3	1.1	—	8.4

Total other costs	7.3	1.4	—	8.7

Total costs	$19.5	$1.5	$3.7	$24.7

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$7.9	$0.1	$3.7	$11.7
Other costs	5.2	1.4	—	6.6

Total CWNA	$13.1	$1.5	$3.7	$18.3

Corporate Operations and Other
Restructuring charges	$4.3	$—	$—	$4.3
Other costs	2.1	—	—	2.1

Total Corporate Operations and Other	$6.4	$—	$—	$6.4

For the Year Ended February 28, 2011
Restructuring charges	$—	$17.6	$5.5	$23.1
Other costs:
Accelerated depreciation, inventory write-down and/or other costs (cost of product sold)	—	2.0	0.2	2.2
Asset write-down, other costs and/or acquisition-related integration costs (selling, general and administrative expenses)	—	5.4	0.4	5.8

Total other costs	—	7.4	0.6	8.0

Total costs	$—	$25.0	$6.1	$31.1

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$—	$6.9	$0.1	$7.0
Other costs	—	6.9	0.7	7.6

Total CWNA	$—	$13.8	$0.8	$14.6

CWAE
Restructuring charges	$—	$9.4	$5.4	$14.8
Other costs	—	0.4	(0.1)	0.3

Total CWAE	$—	$9.8	$5.3	$15.1

Corporate Operations and Other
Restructuring charges	$—	$1.3	$—	$1.3
Other costs	—	0.1	—	0.1

Total Corporate Operations and Other	$—	$1.4	$—	$1.4

For the Year Ended February 28, 2010
Restructuring charges	$—	$29.2	$18.4	$47.6
Other costs:
Accelerated depreciation, inventory write-down and/or other costs (cost of product sold)	—	11.5	12.5	24.0
Asset write-down, other costs and/or acquisition-related integration costs (selling, general and administrative expenses)	—	34.9	7.7	42.6

Total other costs	—	46.4	20.2	66.6

Total costs	$—	$75.6	$38.6	$114.2

Total Costs by Reportable Segment:
CWNA
Restructuring charges	$—	$16.1	$0.1	$16.2
Other costs	—	35.7	0.7	36.4

Total CWNA	$—	$51.8	$0.8	$52.6

CWAE
Restructuring charges	$—	$10.1	$18.3	$28.4
Other costs	—	5.8	19.5	25.3

Total CWAE	$—	$15.9	$37.8	$53.7

Corporate Operations and Other
Restructuring charges	$—	$3.0	$—	$3.0
Other costs	—	4.9	—	4.9

Total Corporate Operations and Other	$—	$7.9	$—	$7.9

A summary of restructuring charges and other costs incurred since inception for each plan, as well as total expected costs for each plan, are presented in the following table:

	Fiscal 2012 Initiative	Global Initiative	Other Plans
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$12.2	$35.4	$34.9
Contract termination costs	—	8.7	30.4
Facility consolidation/relocation costs	—	2.8	2.9
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	—	—	64.1

Total restructuring charges	12.2	46.9	132.3
Other costs:
Accelerated depreciation, inventory write-down and/or other costs (cost of product sold)	—	13.8	103.7
Asset write-down, other costs and/or acquisition-related integration costs (selling, general and administrative expenses)	7.3	41.4	117.0
Asset impairment (impairment of intangible assets)	—	—	29.6

Total other costs	7.3	55.2	250.3

Total costs incurred to date	$19.5	$102.1	$382.6

Total Costs Incurred to Date by Reportable Segment:
CWNA
Restructuring charges	$7.9	$23.1	$19.2
Other costs	5.2	44.0	79.4

Total CWNA	$13.1	$67.1	$98.6

CWAE
Restructuring charges	$—	$19.5	$112.9
Other costs	—	6.2	167.8

Total CWAE	$—	$25.7	$280.7

Corporate Operations and Other
Restructuring charges	$4.3	$4.3	$0.2
Other costs	2.1	5.0	3.1

Total Corporate Operations and Other	$6.4	$9.3	$3.3

Total expected costs
Restructuring charges:
Employee termination benefit costs	$13.0	$35.4	$34.9
Contract termination costs	0.3	8.7	30.4
Facility consolidation/relocation costs	—	2.8	2.9
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	—	—	64.1

Total restructuring charges	13.3	46.9	132.3

Other costs:
Accelerated depreciation, inventory write-down and/or other costs (cost of product sold)	—	13.8	103.7
Asset write-down, other costs and/or acquisition-related integration costs (selling, general and administrative expenses)	14.1	41.4	117.0
Asset impairment (impairment of intangible assets)	—	—	29.6

Total other costs	14.1	55.2	250.3

Total expected costs	$27.4	$102.1	$382.6

Total Expected Costs by Reportable Segment:
CWNA
Restructuring charges	$8.5	$23.1	$19.2
Other costs	7.5	44.0	79.4

Total CWNA	$16.0	$67.1	$98.6

CWAE
Restructuring charges	$—	$19.5	$112.9
Other costs	—	6.2	167.8

Total CWAE	$—	$25.7	$280.7

Corporate Operations and Other
Restructuring charges	$4.8	$4.3	$0.2
Other costs	6.6	5.0	3.1

Total Corporate Operations and Other	$11.4	$9.3	$3.3

22.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of February 29, 2012, and February 28, 2011, the condensed consolidating statements of operations for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, and the condensed consolidating statements of cash flows for the years ended February 29, 2012, February 28, 2011, and February 28, 2010, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting guidance described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 29, 2012
Current assets:
Cash and cash investments	$0.5	$0.6	$84.7	$—	$85.8
Accounts receivable, net	293.2	71.6	72.8	—	437.6
Inventories	143.0	916.8	322.0	(7.3)	1,374.5
Prepaid expenses and other	22.5	116.5	398.6	(401.2)	136.4
Intercompany (payable) receivable	(945.6)	849.7	95.9	—	—

Total current assets	(486.4)	1,955.2	974.0	(408.5)	2,034.3
Property, plant and equipment, net	56.9	819.3	379.6	—	1,255.8
Investments in subsidiaries	6,704.7	166.6	—	(6,871.3)	—
Goodwill	—	1,987.4	645.5	—	2,632.9
Intangible assets, net	—	673.4	193.0	—	866.4
Other assets, net	20.7	263.3	60.2	(23.7)	320.5

Total assets	$6,295.9	$5,865.2	$2,252.3	$(7,303.5)	$7,109.9

Current liabilities:
Notes payable to banks	$297.9	$—	$80.0	$—	$377.9
Current maturities of long-term debt	324.3	5.7	0.2	—	330.2
Accounts payable	23.8	75.7	31.0	—	130.5
Accrued excise taxes	14.4	6.3	4.1	—	24.8
Other accrued expenses and liabilities	518.2	138.5	82.5	(403.0)	336.2

Total current liabilities	1,178.6	226.2	197.8	(403.0)	1,199.6
Long-term debt, less current maturities	2,407.3	14.1	—	—	2,421.4
Deferred income taxes	2.7	534.5	95.1	(23.6)	608.7
Other liabilities	31.3	53.5	119.4	—	204.2
Stockholders’ equity:
Preferred stock	—	9.0	1,180.8	(1,189.8)	—
Common stock	2.6	100.7	27.0	(127.7)	2.6
Additional paid-in capital	1,691.4	1,394.6	1,621.2	(3,015.8)	1,691.4
Retained earnings (deficit)	2,107.3	3,519.1	(1,209.2)	(2,309.9)	2,107.3
Accumulated other comprehensive income	173.7	13.5	220.2	(233.7)	173.7
Treasury stock	(1,299.0)	—	—	—	(1,299.0)

Total stockholders’ equity	2,676.0	5,036.9	1,840.0	(6,876.9)	2,676.0

Total liabilities and stockholders’ equity	$6,295.9	$5,865.2	$2,252.3	$(7,303.5)	$7,109.9

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2011
Current assets:
Cash and cash investments	$0.7	$0.9	$7.6	$—	$9.2
Accounts receivable, net	322.8	32.3	62.3	—	417.4
Inventories	127.5	965.3	284.3	(7.8)	1,369.3
Prepaid expenses and other	23.1	118.2	370.9	(225.1)	287.1
Intercompany (payable) receivable	(522.3)	389.7	132.6	—	—

Total current assets	(48.2)	1,506.4	857.7	(232.9)	2,083.0
Property, plant and equipment, net	110.3	764.8	344.5	—	1,219.6
Investments in subsidiaries	6,142.6	153.4	—	(6,296.0)	—
Goodwill	—	1,987.4	632.4	—	2,619.8
Intangible assets, net	—	672.1	214.2	—	886.3
Other assets, net	36.3	256.9	72.9	(7.2)	358.9

Total assets	$6,241.0	$5,341.0	$2,121.7	$(6,536.1)	$7,167.6

Current liabilities:
Notes payable to banks	$74.9	$—	$8.8	$—	$83.7
Current maturities of long-term debt	12.5	3.4	—	—	15.9
Accounts payable	9.7	97.1	22.4	—	129.2
Accrued excise taxes	10.2	1.8	2.2	—	14.2
Other accrued expenses and liabilities	354.6	137.2	155.0	(226.9)	419.9

Total current liabilities	461.9	239.5	188.4	(226.9)	662.9
Long-term debt, less current maturities	3,117.3	19.4	—	—	3,136.7
Deferred income taxes	—	509.0	81.3	(7.2)	583.1
Other liabilities	109.9	37.0	86.1	—	233.0
Stockholders’ equity:
Preferred stock	—	9.0	1,130.7	(1,139.7)	—
Common stock	2.6	100.7	24.0	(124.7)	2.6
Additional paid-in capital	1,602.4	1,394.6	1,620.5	(3,015.1)	1,602.4
Retained earnings (deficit)	1,662.3	2,991.6	(1,221.1)	(1,770.5)	1,662.3
Accumulated other comprehensive income	188.8	40.2	211.8	(252.0)	188.8
Treasury stock	(904.2)	—	—	—	(904.2)

Total stockholders’ equity	2,551.9	4,536.1	1,765.9	(6,302.0)	2,551.9

Total liabilities and stockholders’ equity	$6,241.0	$5,341.0	$2,121.7	$(6,536.1)	$7,167.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended February 29, 2012
Sales	$1,319.1	$1,721.4	$702.6	$(764.0)	$2,979.1
Less – excise taxes	(169.2)	(93.5)	(62.1)	—	(324.8)

Net sales	1,149.9	1,627.9	640.5	(764.0)	2,654.3
Cost of product sold	(864.3)	(1,063.2)	(380.2)	715.5	(1,592.2)

Gross profit	285.6	564.7	260.3	(48.5)	1,062.1
Selling, general and administrative expenses	(233.0)	(180.1)	(157.0)	48.6	(521.5)
Impairment of intangible assets	—	—	(38.1)	—	(38.1)
Restructuring charges	(4.3)	(7.7)	(4.0)	—	(16.0)

Operating income	48.3	376.9	61.2	0.1	486.5
Equity in earnings of equity method investees and subsidiaries	590.5	240.3	4.3	(606.6)	228.5
Interest (expense) income, net	(256.5)	70.4	5.1	—	(181.0)
Loss on write-off of financing costs	—	—	—	—	—

Income before income taxes	382.3	687.6	70.6	(606.5)	534.0
Benefit from (provision for) income taxes	62.7	(158.5)	6.5	0.3	(89.0)

Net income	$445.0	$529.1	$77.1	$(606.2)	$445.0

Condensed Consolidating Statement of Operations for the Year Ended February 28, 2011
Sales	$726.0	$1,916.1	$1,904.7	$(450.1)	$4,096.7
Less – excise taxes	(136.9)	(96.6)	(531.2)	—	(764.7)

Net sales	589.1	1,819.5	1,373.5	(450.1)	3,332.0
Cost of product sold	(312.7)	(1,173.1)	(1,006.6)	350.5	(2,141.9)

Gross profit	276.4	646.4	366.9	(99.6)	1,190.1
Selling, general and administrative expenses	(306.9)	(262.0)	(175.3)	103.3	(640.9)
Impairment of intangible assets	—	(6.9)	(16.7)	—	(23.6)
Restructuring charges	(1.3)	(7.1)	(14.7)	—	(23.1)

Operating (loss) income	(31.8)	370.4	160.2	3.7	502.5
Equity in earnings of equity method investees and subsidiaries	735.9	246.3	8.3	(746.7)	243.8
Interest (expense) income, net	(213.3)	14.6	3.4	—	(195.3)
Loss on write-off of financing costs	—	—	—	—	—

Income before income taxes	490.8	631.3	171.9	(743.0)	551.0
Benefit from (provision for) income taxes	68.7	(251.1)	194.1	(3.2)	8.5

Net income	$559.5	$380.2	$366.0	$(746.2)	$559.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended February 28, 2010
Sales	$689.8	$1,803.9	$2,097.1	$(377.8)	$4,213.0
Less – excise taxes	(147.4)	(95.0)	(605.8)	—	(848.2)

Net sales	542.4	1,708.9	1,491.3	(377.8)	3,364.8
Cost of product sold	(288.5)	(1,067.6)	(1,150.2)	286.3	(2,220.0)

Gross profit	253.9	641.3	341.1	(91.5)	1,144.8
Selling, general and administrative expenses	(251.4)	(236.8)	(282.2)	87.9	(682.5)
Impairment of intangible assets	—	—	(103.2)	—	(103.2)
Restructuring charges	(0.8)	(14.9)	(31.9)	—	(47.6)

Operating income (loss)	1.7	389.6	(76.2)	(3.6)	311.5
Equity in earnings (losses) of equity method investees and subsidiaries	273.6	—265.9	(18.8)	(307.1)	213.6
Interest expense, net	(257.8)	(1.7)	(5.6)	—	(265.1)
Loss on write-off of financing costs	(0.7)	—	—	—	(0.7)

Income (loss) before income taxes	16.8	653.8	(100.6)	(310.7)	259.3
Benefit from (provision for) income taxes	82.5	(278.4)	32.9	3.0	(160.0)

Net income (loss)	$99.3	$375.4	$(67.7)	$(307.7)	$99.3

Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2012
Net cash provided by operating activities	$25.9	$557.9	$200.3	$—	$784.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(20.5)	(33.4)	(14.5)	—	(68.4)
Purchase of business, net of cash acquired	—	—	(51.5)	—	(51.5)
Payments related to sale of business	(12.3)	—	(18.5)	—	(30.8)
Investment in equity method investee	—	(0.1)	—	—	(0.1)
Proceeds from redemption of AFS debt securities	—	—	20.2	—	20.2
Proceeds from sales of assets	—	3.3	0.3	—	3.6
Proceeds from note receivable	1.0	—	—	—	1.0
Other investing activities	—	(6.0)	(3.1)	—	(9.1)

Net cash used in investing activities	(31.8)	(36.2)	(67.1)	—	(135.1)

Cash flows from financing activities:
Intercompany financings, net	543.6	(503.4)	(40.2)	—	—
Principal payments of long-term debt	(414.2)	(16.9)	(44.8)	—	(475.9)
Purchases of treasury stock	(413.7)	—	—	—	(413.7)
Payment of minimum tax withholdings on stock-based payment awards	—	(1.7)	(0.5)	—	(2.2)
Net proceeds from notes payable	223.1	—	26.7	—	249.8
Proceeds from exercises of employee stock options	51.3	—	—	—	51.3
Proceeds from excess tax benefits from stock-based payment awards	10.9	—	—	—	10.9
Proceeds from employee stock purchases	4.7	—	—	—	4.7
Payment of financing costs of long-term debt	—	—	—	—	—
Proceeds from maturity of derivative instrument	—	—	—	—	—

Net cash provided by (used in) financing activities	5.7	(522.0)	(58.8)	—	(575.1)

Effect of exchange rate changes on cash and cash investments	—	—	2.7	—	2.7

Net (decrease) increase in cash and cash investments	(0.2)	(0.3)	77.1	—	76.6
Cash and cash investments, beginning of year	0.7	0.9	7.6	—	9.2

Cash and cash investments, end of year	$0.5	$0.6	$84.7	$—	$85.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2011
Net cash (used in) provided by operating activities	$(108.8)	$483.5	$245.0	$—	$619.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(39.4)	(31.5)	(18.2)	—	(89.1)
Purchases of businesses, net of cash acquired	—	—	—	—	—
Proceeds from sales of businesses, net of cash divested	(2.3)	(3.5)	225.5	—	219.7
Investments in equity method investees	—	(0.1)	(29.6)	—	(29.7)
Proceeds from redemption of AFS debt securities	—	—	—	—	—
Proceeds from sales of assets	—	3.4	16.1	—	19.5
Proceeds from notes receivable	60.0	—	—	—	60.0
Other investing activities	—	7.0	0.7	—	7.7

Net cash provided by (used in) investing activities	18.3	(24.7)	194.5	—	188.1

Cash flows from financing activities:
Intercompany financings, net	858.5	(459.5)	(399.0)	—	—
Principal payments of long-term debt	(325.7)	(1.7)	(1.1)	—	(328.5)
Purchases of treasury stock	(300.0)	—	—	—	(300.0)
Payment of minimum tax withholdings on stock-based payment awards	—	—	(0.4)	—	(0.4)
Net repayment of notes payable	(214.4)	—	(75.3)	—	(289.7)
Proceeds from exercises of employee stock options	61.0	—	—	—	61.0
Proceeds from excess tax benefits from stock-based payment awards	7.4	—	—	—	7.4
Proceeds from employee stock purchases	4.3	—	—	—	4.3
Payment of financing costs of long-term debt	(0.2)	—	—	—	(0.2)
Proceeds from maturity of derivative instrument	—	—	—	—	—

Net cash provided by (used in) financing activities	90.9	(461.2)	(475.8)	—	(846.1)

Effect of exchange rate changes on cash and cash investments	—	—	4.0	—	4.0

Net increase (decrease) in cash and cash investments	0.4	(2.4)	(32.3)	—	(34.3)
Cash and cash investments, beginning of year	0.3	3.3	39.9	—	43.5

Cash and cash investments, end of year	$0.7	$0.9	$7.6	$—	$9.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2010
Net cash (used in) provided by operating activities	$(139.4)	$287.3	$254.7	$—	$402.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(21.7)	(55.4)	(30.6)	—	(107.7)
Purchases of businesses, net of cash acquired	—	—	—	—	—
Proceeds from sales of businesses, net of cash divested	—	262.1	87.5	—	349.6
Investment in equity method investee	—	(0.9)	—	—	(0.9)
Proceeds from redemption of AFS debt securities	—	—	—	—	—
Proceeds from sales of assets	—	0.4	16.8	—	17.2
Proceeds from note receivable	—	—	—	—	—
Other investing activities	1.7	—	(3.3)	—	(1.6)

Net cash (used in) provided by investing activities	(20.0)	206.2	70.4	—	256.6

Cash flows from financing activities:
Intercompany financings, net	663.8	(491.0)	(172.8)	—	—
Principal payments of long-term debt	(769.7)	(2.9)	(8.7)	—	(781.3)
Purchases of treasury stock	—	—	—	—	—
Payment of minimum tax withholdings on stock-based payment awards	—	—	(0.1)	—	(0.1)
Net proceeds from (repayment of) notes payable	222.1	—	(105.0)	—	117.1
Proceeds from exercises of employee stock options	12.3	—	—	—	12.3
Proceeds from excess tax benefits from stock-based payment awards	2.7	—	—	—	2.7
Proceeds from employee stock purchases	4.5	—	—	—	4.5
Payment of financing costs of long-term debt	(11.5)	—	—	—	(11.5)
Proceeds from maturity of derivative instrument	33.2	—	—	—	33.2

Net cash provided by (used in) financing activities	157.4	(493.9)	(286.6)	—	(623.1)

Effect of exchange rate changes on cash and cash investments	—	—	(5.7)	—	(5.7)

Net (decrease) increase in cash and cash investments	(2.0)	(0.4)	32.8	—	30.4
Cash and cash investments, beginning of year	2.3	3.7	7.1	—	13.1

Cash and cash investments, end of year	$0.3	$3.3	$39.9	$—	$43.5

23.	BUSINESS SEGMENT INFORMATION:

Prior to January 31, 2011, the Company’s internal management financial reporting consisted of four business divisions: Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand, and Crown Imports. Due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company had aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, prior to January 31, 2011, the Company reported its operating results in four segments: Constellation Wines North America (wine and spirits) (“CWNA”), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). As a result of the January 2011 CWAE Divestiture, as of February 1, 2011, the Company no longer reports operating results for the CWAE segment.

From February 1, 2011, through May 31, 2011, the Company’s internal management financial reporting consisted of three business divisions: Constellation Wines North America, Constellation Wines New Zealand and Crown Imports. As discussed above, the Company had aggregated the results of its Constellation Wines New Zealand operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, from February 1, 2011, through May 31, 2011, the Company reported its operating results in three segments: CWNA, Corporate Operations and Other, and Crown Imports.

In connection with the Company’s changes on June 1, 2011, within its internal management structure for its wine and spirits business, the Company changed its internal management financial reporting to consist of two business divisions: Constellation Wines North America and Crown Imports. These organizational changes had no impact on the Company’s previously reported segment financial information as the Company continues to report its operating results in three segments: CWNA, Corporate Operations and Other, and Crown Imports. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

For the years ended February 29, 2012, February 28, 2011, and February 28, 2010, restructuring charges and unusual items included in operating income consist of:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$1.6	$2.4	$8.4
Accelerated depreciation	0.3	2.2	17.7
Inventory write-downs	—	—	1.6
Other	—	0.1	4.7

Cost of Product Sold	1.9	4.7	32.4

Selling, General and Administrative Expenses
Net gains on acquisition of Ruffino (excluding gain on obligation from put option of Ruffino shareholder) and related activities	(3.8)	—	—
(Gain) loss on obligation from put option of Ruffino shareholder	(2.5)	60.0	34.3
Net gains on CWAE Divestiture and related activities	(0.5)	(83.7)	—
Other costs	4.3	3.5	31.2

Selling, General and Administrative Expenses	(2.5)	(20.2)	65.5
Impairment of Intangible Assets	38.1	23.6	103.2
Restructuring Charges	16.0	23.1	47.6

Restructuring Charges and Unusual Items	$53.5	$31.2	$248.7

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

Segment information is as follows:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
(in millions)
CWNA
Net sales	$2,654.3	$2,557.3	$2,434.7
Segment operating income	$621.9	$631.0	$638.0
Equity in earnings of equity method investees	$13.4	$12.7	$11.8
Long-lived assets	$1,120.9	$1,101.7	$1,106.5
Investment in equity method investees	$71.9	$79.6	$75.6
Total assets	$6,736.3	$6,623.6	$6,472.7
Capital expenditures	$48.1	$52.1	$56.6
Depreciation and amortization	$86.7	$88.8	$103.2

CWAE
Net sales	$—	$774.7	$930.1
Segment operating income	$—	$9.3	$16.9
Equity in earnings of equity method investees	$—	$5.6	$5.3
Long-lived assets	$—	$—	$380.2
Investment in equity method investees	$—	$—	$35.7
Total assets	$—	$—	$1,228.4
Capital expenditures	$—	$5.3	$13.4
Depreciation and amortization	$—	$26.1	$39.7

Corporate Operations and Other
Net sales	$—	$—	$—
Segment operating loss	$(81.9)	$(106.6)	$(94.7)
Long-lived assets	$134.9	$117.9	$80.5
Total assets	$197.2	$360.7	$226.0
Capital expenditures	$20.3	$31.7	$37.7
Depreciation and amortization	$23.6	$18.9	$13.0

Crown Imports
Net sales	$2,469.5	$2,392.9	$2,256.2
Segment operating income	$431.0	$453.0	$444.1
Long-lived assets	$10.0	$4.8	$5.0
Total assets	$409.6	$419.0	$368.9
Capital expenditures	$7.5	$1.6	$1.0
Depreciation and amortization	$2.3	$1.8	$1.5

Restructuring Charges and Unusual Items
Operating loss	$(53.5)	$(31.2)	$(248.7)
Equity in losses of equity method investees	$—	$(0.6)	$(25.4)

Consolidation and Eliminations
Net sales	$(2,469.5)	$(2,392.9)	$(2,256.2)
Operating income	$(431.0)	$(453.0)	$(444.1)
Equity in earnings of Crown Imports	$215.1	$226.1	$221.9
Long-lived assets	$(10.0)	$(4.8)	$(5.0)
Investment in equity method investees	$176.4	$183.3	$167.2
Total assets	$(233.2)	$(235.7)	$(201.7)
Capital expenditures	$(7.5)	$(1.6)	$(1.0)
Depreciation and amortization	$(2.3)	$(1.8)	$(1.5)

Consolidated
Net sales	$2,654.3	$3,332.0	$3,364.8
Operating income	$486.5	$502.5	$311.5
Equity in earnings of equity method investees	$228.5	$243.8	$213.6
Long-lived assets	$1,255.8	$1,219.6	$1,567.2
Investment in equity method investees	$248.3	$262.9	$278.5
Total assets	$7,109.9	$7,167.6	$8,094.3
Capital expenditures	$68.4	$89.1	$107.7
Depreciation and amortization	$110.3	$133.8	$155.9

The Company’s areas of operations are principally in the U.S. Current operations outside the U.S. are primarily in Canada, New Zealand and Italy and are included within the CWNA segment. Prior to the Company’s January 2011 CWAE Divestiture, operations outside the U.S. also included Australia and the U.K. and were reported within the CWAE segment. Revenues are attributed to countries based on the location of the selling company.

Geographic data is as follows:

	For the Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
(in millions)
Net Sales
U.S.	$2,126.5	$2,087.7	$2,001.3
Non-U.S.	527.8	1,244.3	1,363.5

Total	$2,654.3	$3,332.0	$3,364.8

Significant non-U.S. revenue sources include:
Canada	$428.8	$410.7	$379.0
New Zealand	80.6	54.7	51.1
Australia	0.5	278.4	294.1
U.K.	—	478.0	611.5
Other	17.9	22.5	27.8

Total	$527.8	$1,244.3	$1,363.5

	February 29, 2012	February 28, 2011
(in millions)
Long-lived assets
U.S.	$896.0	$896.3
Non-U.S.	359.8	323.3

Total	$1,255.8	$1,219.6

Significant non-U.S. long-lived assets include:
Canada	$168.3	$176.2
New Zealand	152.3	144.6
Italy	36.6	—
Other	2.6	2.5

Total	$359.8	$323.3

24.	ACCOUNTING GUIDANCE NOT YET ADOPTED:

Fair value measurements –

In May 2011, the FASB issued amended guidance to achieve common fair value measurement and disclosure requirements under generally accepted accounting principles in the U.S. and International Financial Reporting Standards. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The adoption of this amended guidance on March 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

Presentation of comprehensive income –

In June 2011, the FASB issued amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. In addition, this amended guidance requires retrospective application. In December 2011, the FASB issued additional guidance deferring the effective date of the June 2011 amended guidance related to the presentation of reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for further redeliberation. The Company is required to adopt the requirement to present comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements for its annual and interim periods beginning March 1, 2012. The adoption of this amended guidance on March 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

Intangibles – goodwill and other –

In September 2011, the FASB issued amended guidance for goodwill impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. If an entity concludes otherwise, the entity would be required to complete the two-step impairment test by calculating the fair value of the reporting unit and then comparing the fair value with the carrying amount of the reporting unit. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2012. The adoption of this amended guidance on March 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

Disclosures about offsetting assets and liabilities –

In December 2011, the FASB issued amended guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. In addition, this amended guidance requires retrospective application. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.

25.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
Fiscal 2012	May 31, 2011	August 31, 2011	November 30, 2011	February 29, 2012	Full Year
(in millions, except per share data)
Net sales	$635.3	$690.2	$700.7	$628.1	$2,654.3
Gross profit	$251.0	$283.0	$282.9	$245.2	$1,062.1
Net income (1)	$74.5	$162.7	$104.8	$103.0	$445.0
Earnings per common share (2):
Basic – Class A Common Stock	$0.36	$0.78	$0.53	$0.53	$2.20

Basic – Class B Convertible Common Stock	$0.32	$0.71	$0.48	$0.48	$2.00

Diluted – Class A Common Stock	$0.35	$0.76	$0.52	$0.51	$2.13

Diluted – Class B Convertible Common Stock	$0.32	$0.70	$0.47	$0.47	$1.96

	QUARTER ENDED
Fiscal 2011	May 31, 2010	August 31, 2010	November 30, 2010	February 28, 2011	Full Year
(in millions, except per share data)
Net sales	$787.5	$862.8	$966.4	$715.3	$3,332.0
Gross profit	$270.0	$314.2	$351.9	$254.0	$1,190.1
Net income (3)	$49.1	$91.3	$139.3	$279.8	$559.5
Earnings per common share (2):
Basic – Class A Common Stock	$0.23	$0.44	$0.67	$1.36	$2.68

Basic – Class B Convertible Common Stock	$0.21	$0.40	$0.61	$1.24	$2.44

Diluted – Class A Common Stock	$0.22	$0.43	$0.65	$1.32	$2.62

Diluted – Class B Convertible Common Stock	$0.21	$0.40	$0.60	$1.21	$2.40

(1)

In Fiscal 2012, the Company recorded certain unusual items consisting of accelerated depreciation associated with the Global Initiative; net losses (gains) on the acquisition of Ruffino (excluding gain on obligation from put option of Ruffino shareholder) and related activities; gain on obligation from put option of Ruffino shareholder; net (gains) losses on the January 2011 CWAE Divestiture and related activities; other selling, general and administrative costs associated primarily with the Fiscal 2012 Initiative; impairment of intangible assets associated with the Company’s Canadian business; and restructuring charges associated primarily with the Fiscal 2012 Initiative. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2012:

	QUARTER ENDED
Fiscal 2012	May 31, 2011	August 31, 2011	November 30, 2011	February 29, 2012	Full Year
(in millions, net of income tax effect)
Accelerated depreciation	$0.1	$0.1	$—	$—	$0.2
Net losses (gains) on acquisition of Ruffino (excluding gain on obligation from put option of Ruffino shareholder) and related activities	$2.2	$(0.1)	$(6.8)	$0.4	$(4.3)
Gain on obligation from put option of Ruffino shareholder	$—	$—	$(2.5)	$—	$(2.5)
Net (gains) losses on the CWAE Divestiture and related activities	$(0.4)	$0.3	$2.8	$3.5	$6.2
Other selling, general and administrative costs	$0.6	$2.0	$1.4	$(0.8)	$3.2
Impairment of intangible assets	$—	$—	$—	$28.6	$28.6
Restructuring charges	$7.1	$(0.2)	$0.6	$2.8	$10.3

(2)

The sum of the quarterly earnings per common share in Fiscal 2012 and Fiscal 2011 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(3)

In Fiscal 2011, the Company recorded certain unusual items consisting of accelerated depreciation associated primarily with the Global Initiative; other cost of product sold related to costs incurred in connection with the sale of nonstrategic assets; net gains on the January 2011 CWAE Divestiture and related activities; loss on the potential settlement of the obligation created by the notification by the 50.1% shareholder of Ruffino to exercise the option to put its entire equity interest to the Company; other selling, general and administrative costs associated primarily with the Global Initiative; impairment of intangible assets associated with the Company’s Canadian business; restructuring charges associated primarily with the Global Initiative and Other Plans; other equity method investment loss; and a valuation allowance against deferred tax assets in the U.K. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2011:

	QUARTER ENDED
Fiscal 2011	May 31, 2010	August 31, 2010	November 30, 2010	February 28, 2011	Full Year
(in millions, net of income tax effect)
Accelerated depreciation	$0.6	$0.1	$0.3	$0.4	$1.4
Other cost of product sold costs	$—	$—	$0.1	$—	$0.1
Net gains on the CWAE Divestiture and related activities	$—	$—	$—	$(281.5)	$(281.5)
Loss on obligation from put option of Ruffino shareholder	$—	$—	$—	$60.0	$60.0
Other selling, general and administrative costs	$(0.3)	$2.1	$(1.3)	$0.7	$1.2
Impairment of intangible assets	$—	$—	$4.2	$11.4	$15.6
Restructuring charges	$4.3	$13.2	$(1.4)	$3.5	$19.6
Other equity method investment loss	$0.5	$0.1	$—	$—	$0.6
Deferred tax assets valuation allowance	$28.1	$2.0	$—	$—	$30.1

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

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

Internal Control over Financial Reporting

(a)	See page 57 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 56 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) no changes were identified in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended February 29, 2012 (the Company’s fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 27, 2012, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

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

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 27, 2012, under those sections of the proxy statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the proxy statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 27, 2012, under that section of the proxy statement to be titled “Beneficial Ownership,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to the Company’s compensation plans under which its equity securities may be issued, as of February 29, 2012. The equity compensation plans approved by security holders include the Company’s Long-Term Stock Incentive Plan, Incentive Stock Option Plan, 1989 Employee Stock Purchase Plan and U.K. Sharesave Scheme.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	28,313,004	(1)	$19.03	(2)	32,119,590	(3)(4)(5)
Equity compensation plans not approved by security holders	—		—		—
Total	28,313,004		$19.03		32,119,590

(1)

Includes 1,178,625 shares of unvested performance share units and 203,082 shares of unvested restricted stock units under the Company’s Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, or 200% of the target shares granted. The Company currently estimates that 200% of the target shares granted will be awarded based upon the current expectations regarding the achievement of specified performance targets.

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

(4)

Includes 1,715,719 shares of Class A Common Stock under the Company’s U.K. Sharesave Scheme. However, by the current terms of the U.K. Sharesave Scheme, no additional offerings under the U.K. Sharesave Scheme are permitted.

(5)

Includes 2,233,719 shares of Class A Common Stock under the Company’s Employee Stock Purchase Plan remaining available for purchase, of which approximately 126,800 shares are subject to purchase during the current offering period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 27, 2012, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 27, 2012, under that section of the proxy statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1.	Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets – February 29, 2012, and February 28, 2011

Consolidated Statements of Operations for the years ended February 29, 2012, February 28, 2011, and February 28, 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 29, 2012, February 28, 2011, and February 28, 2010

Consolidated Statements of Cash Flows for the years ended February 29, 2012, February 28, 2011, and February 28, 2010

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

Financial Statements as of and for the three years ended December 31, 2011

3.	Exhibits required to be filed by Item 601 of Regulation S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 126 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2012	CONSTELLATION BRANDS, INC.

	By:	/s/ Robert Sands
Robert Sands, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands	/s/ Robert Ryder
Robert Sands, Director, President and Chief Executive Officer (principal executive officer) Dated: April 30, 2012	Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) Dated: April 30, 2012

/s/ Richard Sands	/s/ Jerry Fowden
Richard Sands, Director and Chairman of the Board Dated: April 30, 2012	Jerry Fowden, Director Dated: April 30, 2012

/s/ Barry A. Fromberg	/s/ Jeananne K. Hauswald
Barry A. Fromberg, Director Dated: April 30, 2012	Jeananne K. Hauswald, Director Dated: April 30, 2012

/s/ James A. Locke III	/s/ Paul L. Smith
James A. Locke III, Director Dated: April 30, 2012	Paul L. Smith, Director Dated: April 30, 2012

/s/ Keith E. Wandell	/s/ Mark Zupan
Keith E. Wandell, Director Dated: April 30, 2012	Mark Zupan, Director Dated: April 30, 2012

INDEX TO EXHIBITS
Exhibit No.

2.1	Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holdings Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 23, 2010, filed December 28, 2010 and incorporated herein by reference).

2.2	Deed of Amendment and Restatement dated January 31, 2011 to the Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holdings Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 31, 2011, filed February 4, 2011 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).#

4.1	Indenture, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.2	Supplemental Indenture No. 1, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.3	Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

4.4	Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).#

4.5	Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).#

4.6	Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).#

4.7	Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.8	Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).#

4.9	Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).#

4.10	Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.11	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

4.12	Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

4.13	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

4.14	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).#

4.15	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).#

4.16	Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

4.17	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).#

4.18	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

4.19	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).#

4.20	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).#

4.21	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.1	Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference).#

10.2	Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of December 6, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*

10.3	First Amendment to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated July 23, 2009, filed July 24, 2009, and incorporated herein by reference).*

10.4	Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*#

10.5	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*#

10.6	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*#

10.7	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007 and before April 1, 2008) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*#

10.8	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference).*

10.9	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.10	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.11	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 3, 2012, filed April 5, 2012, and incorporated herein by reference).*

10.12	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants before April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference).*#

10.13	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference).*

10.14	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.15	Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2011, filed April 8, 2011, and incorporated herein by reference).*

10.16	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 3, 2012, filed April 5, 2012, and incorporated herein by reference).*

10.17	Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards before April 5, 2011) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference).*

10.18	Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 5, 2011 and before April 3, 2012) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2011, filed April 8, 2011, and incorporated herein by reference).*

10.19	Final Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 3, 2012) (filed herewith).*

10.20	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*#

10.21	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 17, 2008) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference).*#

10.22	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference).*

10.23	Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference).*

10.24	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference).*

10.25	Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants before July 22, 2010) (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference).*#

10.26	Form of Restricted Stock Agreement for Directors with respect to a pro rata award of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference).*

10.27	Form of Restricted Stock Award Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference).*

10.28	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).*#

10.29	Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference).*#

10.30	Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference).*#

10.31	Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*#

10.32	Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and incorporated herein by reference).*#

10.33	Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference).*#

10.34	Amendment Number 1, dated April 6, 2009, to the Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 26, 2007 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference).*

10.35	Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference).*#

10.36	First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference).*#

10.37	Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference).*#

10.38	Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*#

10.39	2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference).*#

10.40	First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*#

10.41	Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners, and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 and incorporated herein by reference).

10.42	Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed February 23, 2007, and incorporated herein by reference).#

10.43	Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated and filed November 20, 2007, and incorporated herein by reference).

10.44	Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010, and incorporated herein by reference).

10.45	Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).#

10.46	Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

10.47	Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).#

10.48	Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).#

10.49	Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

10.50	The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).*#

10.51	Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).*#

10.52	Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.53	Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (other than Mr. Wright) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference).*

10.54	Executive Employment Agreement dated November 19, 2010, between Constellation Brands, Inc. and John Ashforth Wright (filed herewith).*

10.55	Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, dated as of January 2, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+#

10.56	First Amendment to Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, effective as of January 18, 2012, to the Amended and Restated Limited Liability Company Agreement of Crown Imports LLC dated as of January 2, 2007 (filed herewith).

10.57	Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+#

10.58	New Product Amendment to Exhibit B to the January 2, 2007 Crown Imports LLC Importer Agreement, effective on and after January 1, 2012, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed herewith).++

10.59	First Amendment to Importer Agreement, effective as of January 18, 2012, to the Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed herewith).

10.60	Administrative Services Agreement, dated as of January 2, 2007, by and between Barton Incorporated and Crown Imports LLC (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+#

10.61	Sub-license Agreement, dated as of January 2, 2007, by and between Marcas Modelo, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference).+#

10.62	Agreement Regarding Products dated October 28, 2010, between Extrade II, S.A. de C.V., Crown Imports LLC and Marcas Modelo, S.A. de C.V. (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended November 30, 2010 and incorporated herein by reference).+

21.1	Subsidiaries of Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of PricewaterhouseCoopers LLP as it relates to Crown Imports LLC (filed herewith).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	1989 Employee Stock Purchase Plan (Restated June 27, 2001) (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference).#

99.2	Financial Statements of Crown Imports LLC as of and for the three years ended December 31, 2011 (filed herewith).

101.1	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 29, 2012 and February 28, 2011, (ii) Consolidated Statements of Operations for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 29, 2012, February 28, 2011, and February 28, 2010 (iv) Consolidated Statements of Cash Flows for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, and (v) Notes to Consolidated Financial Statements.**

*	Designates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 (“Securities Act”), as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.
#	Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.
+	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with and approved by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
++	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

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