Form 10-Q
period 2012-05-31
CONSTELLATION BRANDS, INC.
filed 2012-07-10
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2012, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	153,791,943
Class B Common Stock, par value $.01 per share	23,540,335
Class 1 Common Stock, par value $.01 per share	11,549

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	49
PART II – OTHER INFORMATION
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 4. Mine Safety Disclosures	51
Item 6. Exhibits	51
SIGNATURES	52
INDEX TO EXHIBITS	53
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. For further information regarding such forward-looking statements, risks and uncertainties, please see “Information Regarding Forward-Looking Statements” under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” under Part II - Item 1A of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31, 2012	February 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash investments	$69.1	$85.8
Accounts receivable, net	457.8	437.6
Inventories	1,325.2	1,374.5
Prepaid expenses and other	119.3	136.4
Total current assets	1,971.4	2,034.3
PROPERTY, PLANT AND EQUIPMENT, net	1,219.1	1,255.8
GOODWILL	2,599.2	2,632.9
INTANGIBLE ASSETS, net	854.7	866.4
OTHER ASSETS, net	363.8	320.5
Total assets	$7,008.2	$7,109.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$97.9	$377.9
Current maturities of long-term debt	37.7	330.2
Accounts payable	117.2	130.5
Accrued excise taxes	23.4	24.8
Other accrued expenses and liabilities	311.7	336.2
Total current liabilities	587.9	1,199.6
LONG-TERM DEBT, less current maturities	3,285.4	2,421.4
DEFERRED INCOME TAXES	607.1	608.7
OTHER LIABILITIES	228.0	204.2
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 234,467,959 shares at May 31, 2012, and 233,751,797 shares at February 29, 2012	2.3	2.3
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,546,135 shares at May 31, 2012, and 28,583,916 shares at February 29, 2012	0.3	0.3
Additional paid-in capital	1,716.7	1,691.4
Retained earnings	2,179.3	2,107.3
Accumulated other comprehensive income	83.1	173.7
	3,981.7	3,975.0
Less: Treasury stock -
Class A Common Stock, 81,008,532 shares at May 31, 2012, and 63,015,441 shares at February 29, 2012, at cost	(1,679.7)	(1,296.8)
Class B Convertible Common Stock, 5,005,800 shares at May 31, 2012, and February 29, 2012, at cost	(2.2)	(2.2)
	(1,681.9)	(1,299.0)
Total stockholders’ equity	2,299.8	2,676.0
Total liabilities and stockholders’ equity	$7,008.2	$7,109.9

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended
	May 31,
	2012	2011
SALES	$725.3	$710.7
Less - excise taxes	(90.5)	(75.4)
Net sales	634.8	635.3
COST OF PRODUCT SOLD	(384.2)	(384.3)
Gross profit	250.6	251.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(144.0)	(138.2)
RESTRUCTURING CHARGES	(0.5)	(11.1)
Operating income	106.1	101.7
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	60.6	62.2
INTEREST EXPENSE, net	(50.7)	(44.3)
LOSS ON WRITE-OFF OF FINANCING COSTS	(2.8)	—
Income before income taxes	113.2	119.6
PROVISION FOR INCOME TAXES	(41.2)	(45.1)
NET INCOME	$72.0	$74.5

COMPREHENSIVE (LOSS) INCOME	$(18.6)	$109.4

SHARE DATA:
Earnings per common share:
Basic - Class A Common Stock	$0.39	$0.36
Basic - Class B Convertible Common Stock	$0.36	$0.32

Diluted - Class A Common Stock	$0.38	$0.35
Diluted - Class B Convertible Common Stock	$0.35	$0.32

Weighted average common shares outstanding:
Basic - Class A Common Stock	162,259	187,046
Basic - Class B Convertible Common Stock	23,554	23,604

Diluted - Class A Common Stock	190,261	214,914
Diluted - Class B Convertible Common Stock	23,554	23,604

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended
	May 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72.0	$74.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	26.3	23.2
Deferred tax provision	12.3	10.8
Stock-based compensation expense	11.6	13.7
Amortization of intangible and other assets	3.2	3.7
Loss on extinguishment of debt	2.8	—
Equity in earnings of equity method investees, net of distributed earnings	(28.0)	(2.4)
(Gain) loss on disposal of long-lived assets, net	(0.9)	0.1
Gain on business sold, net	—	(1.4)
Change in operating assets and liabilities:
Accounts receivable, net	(27.5)	(42.4)
Inventories	31.2	67.5
Prepaid expenses and other current assets	(0.8)	11.4
Accounts payable	(11.8)	(21.8)
Accrued excise taxes	(1.2)	9.0
Other accrued expenses and liabilities	(19.9)	71.8
Other, net	27.1	23.6
Total adjustments	24.4	166.8
Net cash provided by operating activities	96.4	241.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19.6)	(21.0)
Proceeds from sales of assets	7.7	0.1
Proceeds from notes receivable	1.7	1.0
Payments related to sale of business	—	(7.5)
Other investing activities	(0.9)	(6.4)
Net cash used in investing activities	(11.1)	(33.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(832.2)	(417.3)
Purchases of treasury stock	(383.0)	—
Net (repayment of) proceeds from notes payable	(274.4)	168.5
Payment of financing costs of long-term debt	(22.8)	—
Payment of minimum tax withholdings on stock-based payment awards	(0.5)	(2.2)
Proceeds from issuance of long-term debt	1,400.0	—
Proceeds from exercises of employee stock options	12.4	36.5
Proceeds from excess tax benefits from stock-based payment awards	2.6	9.9
Net cash used in financing activities	(97.9)	(204.6)

Effect of exchange rate changes on cash and cash investments	(4.1)	1.3

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(16.7)	4.2
CASH AND CASH INVESTMENTS, beginning of period	85.8	9.2
CASH AND CASH INVESTMENTS, end of period	$69.1	$13.4

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$2.1	$4.1

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(unaudited)

1.	BASIS OF PRESENTATION:

The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012. Results of operations for interim periods are not necessarily indicative of annual results.

2.	RECENTLY ADOPTED ACCOUNTING GUIDANCE:

Fair value measurements –
Effective March 1, 2012, the Company adopted the Financial Accounting Standards Board (“FASB”) amended guidance to achieve common fair value measurement and disclosure requirements under generally accepted accounting principles in the U.S. and International Financial Reporting Standards. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The adoption of this amended guidance on March 1, 2012, did not have a material impact on the Company's consolidated financial statements.

Presentation of comprehensive income –
Effective March 1, 2012, the Company adopted the FASB amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. In addition, this amended guidance requires retrospective application. In December 2011, the FASB issued additional guidance deferring the effective date of the June 2011 amended guidance related to the presentation of reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for further redeliberation. The adoption of this amended guidance on March 1, 2012, did not have a material impact on the Company's consolidated financial statements.

Intangibles – goodwill and other –
Effective March 1, 2012, the Company adopted the FASB amended guidance for goodwill impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. If an entity concludes otherwise, the entity would be required to complete the two-step impairment test by calculating the fair value of the reporting unit and then comparing the fair value with the carrying amount of the reporting unit. The adoption of this amended guidance on March 1, 2012, did not have a material impact on the Company's consolidated financial statements.

3.	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	May 31, 2012	February 29, 2012
(in millions)
Raw materials and supplies	$48.6	$47.6
In-process inventories	967.9	1,048.4
Finished case goods	308.7	278.5
	$1,325.2	$1,374.5

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

The Company enters into derivative instruments, primarily interest rate swaps and foreign currency forward and option contracts, to manage interest rate and foreign currency risks. In accordance with the FASB guidance for derivatives and hedging, the Company recognizes all derivatives as either assets or liabilities on its consolidated balance sheet and measures those instruments at fair value (see Note 5). The fair values of the Company’s derivative instruments change with fluctuations in interest rates and/or currency rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate and foreign currency risks, including prohibitions on derivative market-making or other speculative activities.

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

Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive (Loss) Income. As of May 31, 2012, and February 29, 2012, the Company had undesignated foreign currency contracts outstanding with a notional value of $198.6 million and $148.6 million, respectively. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $1.0 billion outstanding as of May 31, 2012 (see Note 9). The Company had no undesignated interest rate swap agreements outstanding as of February 29, 2012.

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

Cash flow hedges:
The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and, historically, third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument became no longer effective immediately in the Company’s Consolidated Statements of Comprehensive (Loss) Income. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately on the Company’s Consolidated Statements of Comprehensive (Loss) Income in selling, general and administrative expenses.

The Company records the fair value of its foreign currency and interest rate swap contracts qualifying for cash flow hedge accounting treatment on its consolidated balance sheet with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI (as defined in Note 13)). These deferred gains or losses are recognized in the Company’s Consolidated Statements of Comprehensive (Loss) Income in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of such derivative instrument is immediately recognized on the Company’s Consolidated Statements of Comprehensive (Loss) Income in selling, general and administrative expenses.

As of May 31, 2012, and February 29, 2012, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $346.5 million and $353.7 million, respectively. In addition, as of May 31, 2012, and February 29, 2012, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $500.0 million (see Note 9). The Company expects $6.4 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

Fair value hedges:
Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the three months ended May 31, 2012, and May 31, 2011.

Net investment hedges:
Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the three months ended May 31, 2012, and May 31, 2011.

Fair values of derivative instruments:
The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows:

Balance Sheet Location	May 31, 2012	February 29, 2012
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.4	$7.9
Other accrued expenses and liabilities	$3.7	$2.7
Other assets, net	$1.9	$3.6
Other liabilities	$2.7	$2.2

Interest rate swap contracts:
Other accrued expenses and liabilities	$4.9	$15.0
Other liabilities	$0.1	$30.7

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.4	$1.4
Other accrued expenses and liabilities	$4.1	$1.1
Other assets, net	$0.2	$0.3
Other liabilities	$0.4	$0.4

Interest rate swap contracts:
Prepaid expenses and other	$2.3	$—
Other accrued expenses and liabilities	$13.2	$—
Other liabilities	$31.3	$—

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Comprehensive (Loss) Income, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Three Months Ended May 31, 2012
Foreign currency contracts	$0.4	Sales	$1.2
Foreign currency contracts	(3.8)	Cost of product sold	0.5
Interest rate swap contracts	(2.7)	Interest expense, net	(2.1)
Total	$(6.1)	Total	$(0.4)

For the Three Months Ended May 31, 2011
Foreign currency contracts	$3.7	Sales	$1.0
Foreign currency contracts	3.9	Cost of product sold	—
Interest rate swap contracts	(9.6)	Interest expense, net	—
Total	$(2.0)	Total	$1.0

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain Recognized in Income (Ineffective portion)	Net Gain Recognized in Income (Ineffective portion)
(in millions)
For the Three Months Ended May 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$0.1

For the Three Months Ended May 31, 2011
Foreign currency contracts	Selling, general and administrative expenses	$0.6

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Comprehensive (Loss) Income is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net (Loss) Gain Recognized in Income	Net (Loss) Gain Recognized in Income
(in millions)
For the Three Months Ended May 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$(4.3)
Interest rate swap contracts	Interest expense, net	(0.1)
		$(4.4)

For the Three Months Ended May 31, 2011
Foreign currency contracts	Selling, general and administrative expenses	$3.1

Credit risk:
The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2012, the fair value of derivative instruments in a net liability position due to counterparties was $54.0 million. If the Company were required to settle the net liability position under these derivative instruments on May 31, 2012, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of May 31, 2012, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of May 31, 2012, the fair value of derivative instruments in a net receivable position due from counterparties was $5.8 million.

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	May 31, 2012		February 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$69.1	$69.1	$85.8	$85.8
Accounts receivable	$457.8	$457.8	$436.0	$436.0
Available-for-sale debt securities	$27.4	$27.4	$28.5	$28.5
Foreign currency contracts	$9.9	$9.9	$13.2	$13.2
Interest rate swap contracts	$2.3	$2.3	$—	$—
Notes receivable	$—	$—	$1.6	$1.6

Liabilities:
Notes payable to banks	$97.9	$98.7	$377.9	$377.6
Accounts payable	$117.2	$117.2	$130.5	$130.5
Long-term debt, including current portion	$3,323.1	$3,580.1	$2,751.6	$3,007.9
Foreign currency contracts	$10.9	$10.9	$6.4	$6.4
Interest rate swap contracts	$49.5	$49.5	$45.7	$45.7

The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

Cash and cash investments, accounts receivable and accounts payable: The carrying amounts approximate fair value due to the short maturity of these instruments (Level 1 fair value measurement).
Available-for-sale (“AFS”) debt securities: The fair value is estimated by discounting cash flows using market-based inputs (see “Fair value measurements” below) (Level 3 fair value measurement).
Foreign currency contracts: The fair value is estimated using market-based inputs, obtained from independent pricing services, into valuation models (see “Fair value measurements” below) (Level 2 fair value measurement).
Interest rate swap contracts: The fair value is estimated based on quoted market prices from respective counterparties (see “Fair value measurements” below) (Level 2 fair value measurement).
Notes receivable: These instruments are fixed interest rate bearing notes. The fair value is estimated by discounting cash flows using market-based inputs, including counterparty credit risk (Level 3 fair value measurement).
Notes payable to banks: The revolving credit facility under the Company's senior credit facility is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon the Company's debt ratio (as defined in the Company's senior credit facility). The fair value of the revolving credit facility is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The remaining instruments are variable interest rate bearing notes for which the carrying value approximates the fair value (Level 2 fair value measurement).
Long-term debt: The term loans under the Company's senior credit facility are variable interest rate bearing notes which include a fixed margin which is adjustable based upon the Company's debt ratio. The fair value of the term loans is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The fair value of the remaining long-term debt, which is all fixed rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2012
Assets:
AFS debt securities	$—	$—	$27.4	$27.4
Foreign currency contracts	$—	$9.9	$—	$9.9
Interest rate swap contracts	$—	$2.3	$—	$2.3
Liabilities:
Foreign currency contracts	$—	$10.9	$—	$10.9
Interest rate swap contracts	$—	$49.5	$—	$49.5

February 29, 2012
Assets:
AFS debt securities	$—	$—	$28.5	$28.5
Foreign currency contracts	$—	$13.2	$—	$13.2
Liabilities:
Foreign currency contracts	$—	$6.4	$—	$6.4
Interest rate swap contracts	$—	$45.7	$—	$45.7

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

The following table represents a reconciliation of the changes in fair value of the Company's financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	May 31, 2012	May 31, 2011
(in millions)
AFS Debt Securities
Balance as of March 1	$28.5	$40.8
Total net gains (losses):
Included in earnings (interest expense, net)	1.2	1.5
Included in other comprehensive income (net unrealized losses on AFS debt securities)	(2.3)	—
Included in other comprehensive income (foreign currency translation adjustments)	—	1.6
Total net (losses) gains	(1.1)	3.1
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance as of the end of the period	$27.4	$43.9

The fair value of the Level 3 AFS debt securities is based upon market-based inputs into discounted cash flow models that use unobservable inputs. The significant unobservable inputs used in the fair value measurement of AFS debt securities are the Australian risk-free interest rate and the global high yield “B” rated option adjusted spread. Significant changes in the unobservable inputs could result in a significant change in the value of the AFS debt securities. As of May 31, 2012, the Australian risk-free interest rate was 3.75% and the global high yield “B” rated option adjusted spread was 7.63%. During the twelve month period ended May 31, 2012, the Australian risk-free interest rate ranged from 3.75% to 4.75%, and the global high yield “B” rated option adjusted spread ranged from 5.23% to 7.63%. If these unobservable inputs used in the fair value measurement at May 31, 2012, had been 100 basis points lower, the fair value of the Level 3 AFS debt securities would have been approximately $0.9 million higher. If these unobservable inputs used in the fair value measurement at May 31, 2012, had been 100 basis points higher, the fair value of the Level 3 AFS debt securities would have been approximately $0.8 million lower. These calculated amounts are based solely on changes in the unobservable inputs and do not take into account any other changes to the fair value measurement calculation.

6.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Constellation Wines and Spirits	Crown Imports LLC	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 28, 2011
Goodwill	$2,619.8	$13.0	$(13.0)	$2,619.8
Accumulated impairment losses	—	—	—	—
	2,619.8	13.0	(13.0)	2,619.8
Purchase accounting allocations	9.3	—	—	9.3
Foreign currency translation adjustments	3.8	—	—	3.8
Balance, February 29, 2012
Goodwill	2,632.9	13.0	(13.0)	2,632.9
Accumulated impairment losses	—	—	—	—
	2,632.9	13.0	(13.0)	2,632.9
Foreign currency translation adjustments	(33.7)	—	—	(33.7)
Balance, May 31, 2012
Goodwill	2,599.2	13.0	(13.0)	2,599.2
Accumulated impairment losses	—	—	—	—
	$2,599.2	$13.0	$(13.0)	$2,599.2

For the year ended February 29, 2012, purchase accounting allocations of $9.3 million in the Constellation Wines and Spirits segment (formerly known as the Constellation Wines North America segment) consist of purchase accounting allocations associated with the acquisition of Ruffino (see Note 8).

7.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	May 31, 2012		February 29, 2012
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$81.7	$57.2	$82.8	$59.1
Other	7.7	3.8	7.0	3.7
Total	$89.4	61.0	$89.8	62.8

Nonamortizable intangible assets:
Trademarks		788.4		798.0
Other		5.3		5.6
Total		793.7		803.6
Total intangible assets, net		$854.7		$866.4

The Company did not incur costs to renew or extend the term of acquired intangible assets during the three months ended May 31, 2012, and May 31, 2011. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.8 million and $1.2 million for the three months ended May 31, 2012, and May 31, 2011, respectively. Estimated amortization expense for the remaining nine months of fiscal 2013 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2013	$5.3
2014	$5.8
2015	$5.0
2016	$5.0
2017	$4.7
2018	$4.6
Thereafter	$30.6

8.    INVESTMENTS:

Investments in equity method investees –
Crown Imports:
Constellation Beers Ltd. (“Constellation Beers”), an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A.B. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch Companies, Inc., each have, directly or indirectly, equal interests in a joint venture, Crown Imports LLC (“Crown Imports”). Crown Imports has the exclusive right to import, market and sell primarily Modelo’s Mexican beer portfolio (the “Modelo Brands”) in the U.S. and Guam.

The Company accounts for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Comprehensive (Loss) Income. As of May 31, 2012, and February 29, 2012, the Company’s investment in Crown Imports was $205.0 million and $176.4 million, respectively. As of May 31, 2012, the carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. As of February 29, 2012, the carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $26.4 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party and timing of receipt of certain cash distributions from Crown Imports. The Company received $32.7 million and $59.4 million of cash distributions from Crown Imports for the three months ended May 31, 2012, and May 31, 2011, respectively, all of which represent distributions of earnings.

The following table presents summarized financial information for the Company’s Crown Imports equity method investment. The amounts shown represent 100% of this equity method investment’s results of operations.

	For the Three Months Ended
	May 31,
	2012	2011
(in millions)
Net sales	$724.1	$677.5
Gross profit	$211.2	$199.6
Income from continuing operations	$122.8	$119.6
Net income	$122.8	$119.6

Ruffino:
Prior to the acquisition of Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, on October 5, 2011 (as further discussed below), the Company had a 49.9% interest in Ruffino. The Company did not have a controlling interest in Ruffino or exert any managerial control and the Company accounted for its investment in Ruffino under the equity method. Accordingly, the results of operations of Ruffino were included in equity in earnings of equity method investees on the Company's Consolidated Statements of Comprehensive (Loss) Income through October 5, 2011. In addition, prior to October 5, 2011, the Company's Constellation Wines and Spirits segment distributed Ruffino's products primarily in the U.S. Amounts purchased from Ruffino under this arrangement for the three months ended May 31, 2011, were not material. As of May 31, 2011, amounts payable to Ruffino were not material.

On October 5, 2011, the Company acquired the entire remaining 50.1% interest in Ruffino for €50.3 million ($68.6 million). As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). The purchase price was financed with revolver borrowings under the Company's then existing senior credit facility. In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed have been measured at their acquisition-date fair values. The acquisition of Ruffino was not material for purposes of supplemental disclosure per the FASB guidance on business combinations. The results of operations of the Ruffino business are reported in the Company’s Constellation Wines and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Investment in Accolade –
The Company retained a less than 20% interest in Accolade, its previously owned Australian and U.K. business divested in January 2011, which consists of equity securities and AFS debt securities. The investment in the equity securities is accounted for under the cost method. Accordingly, the Company recognizes earnings only upon the receipt of a dividend from Accolade. Dividends received in excess of net accumulated earnings since the date of investment are considered a return of investment and are recorded as a reduction of the cost of the investment. No dividends were received for the three months ended May 31, 2012, and May 31, 2011. The AFS debt securities are measured at fair value on a recurring basis with unrealized holding gains and losses, including foreign currency gains and losses, reported in AOCI until realized. Interest income is recognized based on the interest rate implicit in the AFS debt securities’ fair value and is reported in interest expense, net, on the Company’s Consolidated Statements of Comprehensive (Loss) Income. Interest income of $1.2 million and $1.5 million was recognized in connection with the AFS debt securities for the three months ended May 31, 2012, and May 31, 2011, respectively. The AFS debt securities contractually mature in January 2023 and can be settled, at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.

The Company is party to several agreements with Accolade, including distribution agreements under which the Company's Constellation Wines and Spirits segment distributes Accolade's products primarily in the U.S. and Canada, and Accolade distributes Constellation Wines and Spirits products primarily in Australia, the U.K., and Mainland Europe; certain bulk wine supply agreements; and certain bottling agreements. Amounts sold to Accolade or related to services performed for Accolade under these arrangements for the three months ended May 31, 2012, and May 31, 2011, were $24.5 million and $27.0 million, respectively. Amounts purchased from Accolade or related to services performed by Accolade under these arrangements for the three months ended May 31, 2012, and May 31, 2011, were $4.0 million and $3.3 million, respectively. As of May 31, 2012, and February 29, 2012, amounts receivable from or payable to Accolade under these arrangements were not material.

9.    BORROWINGS:

Borrowings consist of the following:

	May 31, 2012			February 29, 2012
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks
Senior Credit Facility –
Revolving Credit Loans	$26.2	$—	$26.2	$298.0
Other	71.7	—	71.7	79.9
	$97.9	$—	$97.9	$377.9

Long-term Debt
Senior Credit Facility – Term Loans	$22.5	$777.5	$800.0	$826.6
Senior Notes	—	2,495.0	2,495.0	1,894.8
Other Long-term Debt	15.2	12.9	28.1	30.2
	$37.7	$3,285.4	$3,323.1	$2,751.6

Senior credit facility –
On May 3, 2012 (the “Closing Date”), the Company, Bank of America, N.A., as administrative agent, and certain other lenders (all such parties other than the Company are collectively referred to as the “Lenders”) entered into a new Credit Agreement (the “2012 Credit Agreement”). The 2012 Credit Agreement provides for aggregate credit facilities of $1,650.0 million, consisting of a $550.0 million term loan facility maturing on May 3, 2017 (the “Term A Facility”), a $250.0 million term loan facility maturing on May 3, 2019 (the “Term A-1 Facility”), and an $850.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates on May 3, 2017 (the “Revolving Credit Facility”). The 2012 Credit Agreement also permits the Company from time to time after the Closing Date to elect to increase the Lenders' revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25 million and the aggregate outstanding principal amount of all such incremental revolving credit commitment increases and additional term loans, other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $750 million. A portion of the proceeds of the 2012 Credit Agreement were used to repay the outstanding obligations under the Company's then existing senior credit facility. The Company uses its revolving credit facility under the 2012 Credit Agreement for general corporate purposes.

The rate of interest on borrowings under the 2012 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's debt ratio (as defined in the 2012 Credit Agreement). As of May 31, 2012, the LIBOR margin for the Term A Facility and the Revolving Credit Facility is 1.75%; and the LIBOR margin for the Term A-1 Facility is 2.0%.

The obligations under the 2012 Credit Agreement are guaranteed by certain of its U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of the Company's U.S. subsidiaries and (ii)  55-65% of certain interests of certain of the Company's foreign subsidiaries.

The Company and its subsidiaries are also subject to covenants that are contained in the 2012 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict the Company's non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio.

As of May 31, 2012, under the 2012 Credit Agreement, the Company had outstanding Term A Facility of $550.0 million bearing an interest rate of 2.0%, Term A-1 Facility of $250.0 million bearing an interest rate of 2.2%, Revolving Credit Facility of $26.2 million bearing an interest rate of 4.0%, outstanding letters of credit of $13.4 million, and $810.4 million in revolving loans available to be drawn.

As of May 31, 2012, the required principal repayments of the Term A Facility and the Term A-1 Facility for the remaining nine months of fiscal 2013 and for each of the five succeeding fiscal years and thereafter are as follows:

	Term A Facility	Term A-1 Facility	Total
(in millions)
2013	$13.7	$1.3	$15.0
2014	27.5	2.5	30.0
2015	41.3	2.5	43.8
2016	55.0	2.5	57.5
2017	55.0	2.5	57.5
2018	357.5	2.5	360.0
Thereafter	—	236.2	236.2
	$550.0	$250.0	$800.0

In April 2012, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $500.0 million of the Company's floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive (Loss) Income. Accordingly, the Company has fixed its interest rates on $500.0 million of the Company's floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For the three months ended May 31, 2012, the Company reclassified net losses of $2.1 million, net of income tax effect, from AOCI to interest expense, net on the Company's Consolidated Statements of Comprehensive (Loss) Income. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Comprehensive (Loss) Income for the three months ended May 31, 2011.

Senior notes -
On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company's prior senior credit facility and common stock share repurchases under the 2013 Authorization (as defined in Note 11). Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. The April 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The senior notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company's significant U.S. operating subsidiaries guarantee the senior notes, on a senior unsecured basis. As of May 31, 2012, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

Debt payments -
Principal payments required under long-term debt obligations (excluding unamortized discount of $5.0 million) for the remaining nine months of fiscal 2013 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2013	$28.2
2014	36.4
2015	550.0
2016	59.6
2017	757.6
2018	1,060.0
Thereafter	836.3
$3,328.1

10.    COMMITMENTS AND CONTINGENCIES:

Indemnification liabilities –
In connection with the Company's January 2011 divestiture of 80.1% of its Australian and U.K. business (the “CWAE Divestiture”), the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of Accolade, a certain facility in the U.K. and certain income tax matters. As of May 31, 2012, and February 29, 2012, the carrying amount of these indemnification liabilities was $22.4 million. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of May 31, 2012, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $303.5 million under these indemnifications with $282.1 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

In addition, prior to January 1, 2012, Constellation Beers provided certain administrative services to Crown Imports. On January 1, 2012, in accordance with the terms of the original joint venture agreement, such administrative services were discontinued. In connection with the discontinuation of the Company's administrative services agreement with Crown Imports, Crown Imports entered into a contract with a third party for the lease of certain office facilities. The Company is jointly and severally liable with Modelo to indemnify the third party for lease payments over the term of the contract which extends through June 2021. The fair value of the liability recorded at January 1, 2012, was not material. As of May 31, 2012, if the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of May 31, 2012, this indemnification could require the Company to make potential future payments of up to $39.2 million with none of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under this indemnification and the Company believes that the likelihood is remote that this indemnification could have a material adverse effect on the Company's financial position, results of operations, cash flows or liquidity. As of May 31, 2012, and February 29, 2012, the carrying amount of this indemnification liability was not material.

11.    STOCKHOLDERS’ EQUITY:

In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). During the year ended February 29, 2012, the Company repurchased 21,234,266 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $413.7 million, or an average cost of $19.48 per share, through open market transactions. During the three months ended May 31, 2012, the Company utilized the remaining $86.3 million outstanding under the 2012 Authorization to repurchase 3,970,481 shares of Class A Common Stock at an average cost of $21.74 per share, through open market transactions. In total, the Company has repurchased 25,204,747 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $500.0 million, or an average cost of $19.84 per share. The Company used proceeds from revolver borrowings under its then existing senior credit facility and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

In April 2012, the Company's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Share repurchases under the 2013 Authorization may be accomplished at management's discretion from time to time based on market conditions, the Company's cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund share repurchases with cash generated from operations, proceeds from borrowings under its senior credit facility or proceeds from the April 2012 Senior Notes. Any repurchased shares will become treasury shares.

During the three months ended May 31, 2012, the Company repurchased 14,023,985 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $296.7 million, or an average cost of $21.15 per share, through open market transactions. The Company used proceeds from the April 2012 Senior Notes, revolver borrowings under both the 2012 Credit Agreement and its prior senior credit facility, and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

12.    EARNINGS PER COMMON SHARE:

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the three months ended May 31, 2012, and May 31, 2011, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the three months ended May 31, 2012, and May 31, 2011, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted earnings per common share is as follows:

	For the Three Months Ended
	May 31,
	2012	2011
(in millions, except per share data)
Income available to common stockholders	$72.0	$74.5

Weighted average common shares outstanding – basic:
Class A Common Stock	162.259	187.046
Class B Convertible Common Stock	23.554	23.604

Weighted average common shares outstanding – diluted:
Class A Common Stock	162.259	187.046
Class B Convertible Common Stock	23.554	23.604
Stock-based awards, primarily stock options	4.448	4.264
Weighted average common shares outstanding – diluted	190.261	214.914

Earnings per common share – basic:
Class A Common Stock	$0.39	$0.36
Class B Convertible Common Stock	$0.36	$0.32
Earnings per common share – diluted:
Class A Common Stock	$0.38	$0.35
Class B Convertible Common Stock	$0.35	$0.32

For the three months ended May 31, 2012, and May 31, 2011, stock-based awards, primarily stock options, which could result in the issuance of 9.8 million and 8.7 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

13.    COMPREHENSIVE (LOSS) INCOME:

Comprehensive (loss) income consists of net income, foreign currency translation adjustments, net unrealized losses on derivative instruments, net unrealized losses on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income to comprehensive (loss) income is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2012
Net income			$72.0
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(83.1)	$(0.2)	(83.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(83.1)	(0.2)	(83.3)
Unrealized loss on cash flow hedges:
Net derivative losses	(8.5)	2.4	(6.1)
Reclassification adjustments	1.0	(0.7)	0.3
Net loss recognized in other comprehensive income	(7.5)	1.7	(5.8)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(2.3)	—	(2.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(2.3)	—	(2.3)
Pension/postretirement adjustments:
Net actuarial gains	0.8	(0.2)	0.6
Reclassification adjustments	0.2	—	0.2
Net gain recognized in other comprehensive income	1.0	(0.2)	0.8
Other comprehensive loss	$(91.9)	$1.3	(90.6)
Total comprehensive loss			$(18.6)

For the Three Months Ended May 31, 2011
Net income			$74.5
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gains	$39.3	$(0.8)	38.5
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	39.3	(0.8)	38.5
Unrealized loss on cash flow hedges:
Net derivative losses	(5.4)	3.4	(2.0)
Reclassification adjustments	(2.0)	0.4	(1.6)
Net loss recognized in other comprehensive income	(7.4)	3.8	(3.6)
Other comprehensive income	$31.9	$3.0	34.9
Total comprehensive income			$109.4

Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivatives	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 29, 2012	$207.8	$(20.5)	$1.0	$(14.6)	$173.7
Current period change	(83.3)	(5.8)	(2.3)	0.8	(90.6)
Balance, May 31, 2012	$124.5	$(26.3)	$(1.3)	$(13.8)	$83.1

14.    RESTRUCTURING CHARGES:

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

The Company’s significant restructuring plan with current activity is as follows:

Fiscal 2012 Initiative –
In May 2011, the Company committed to a plan (announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the CWAE Divestiture (the “Fiscal 2012 Initiative”). The Fiscal 2012 Initiative includes an approximate two to three percent reduction in the Company’s then existing global workforce. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. The Company expects all costs and related cash expenditures associated with the Fiscal 2012 Initiative to be substantially complete by February 28, 2013.

Details of this plan for which the Company expects to incur additional costs are presented separately in the following table. Plans for which exit activities were substantially complete prior to March 1, 2012, are reported below under “Other Plans.”

	Fiscal 2012 Initiative	Other Plans	Total
(in millions)
Restructuring liability, February 29, 2012	$8.0	$6.8	$14.8

Restructuring charges:
Employee termination benefit costs	0.4	—	0.4
Contract termination costs	—	—	—
Facility consolidation/relocation costs	—	0.1	0.1
Restructuring charges, May 31, 2012	0.4	0.1	0.5

Cash expenditures	(3.9)	(1.0)	(4.9)

Foreign currency translation and other noncash adjustments	—	(0.1)	(0.1)
Restructuring liability, May 31, 2012	$4.5	$5.8	$10.3

The following table presents a summary of restructuring charges and other costs incurred, including a summary of amounts incurred by each of the Company’s reportable segments, in connection with the Company’s restructuring plans noted above.

	Fiscal 2012 Initiative	Other Plans	Total
(in millions)
For the Three Months Ended May 31, 2012
Restructuring charges	$0.4	$0.1	$0.5
Other costs:
Accelerated depreciation (cost of product sold)	—	—	—
Other costs (selling, general and administrative expenses)	2.7	—	2.7
Total other costs	2.7	—	2.7
Total costs	$3.1	$0.1	$3.2

Total Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$0.6	$0.1	$0.7
Other costs	1.6	—	1.6
Total Constellation Wines and Spirits	$2.2	$0.1	$2.3

Corporate Operations and Other
Restructuring charges	$(0.2)	$—	$(0.2)
Other costs	1.1	—	1.1
Total Corporate Operations and Other	$0.9	$—	$0.9

For the Three Months Ended May 31, 2011
Restructuring charges	$11.0	$0.1	$11.1
Other costs:
Accelerated depreciation (cost of product sold)	—	0.2	0.2
Other costs (selling, general and administrative expenses)	1.0	0.1	1.1
Total other costs	1.0	0.3	1.3
Total costs	$12.0	$0.4	$12.4

Total Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$5.5	$0.1	$5.6
Other costs	0.1	0.3	0.4
Total Constellation Wines and Spirits	$5.6	$0.4	$6.0

Corporate Operations and Other
Restructuring charges	$5.5	$—	$5.5
Other costs	0.9	—	0.9
Total Corporate Operations and Other	$6.4	$—	$6.4

A summary of restructuring charges and other costs incurred since inception for the Company's significant restructuring plan with current activity, as well as total expected costs for such plan, is presented in the following table.

Fiscal 2012 Initiative
(in millions)
Costs Incurred to Date
Restructuring charges:
Employee termination benefit costs	$12.6
Contract termination costs	—
Facility consolidation/relocation costs	—
Total restructuring charges	12.6
Other costs:
Accelerated depreciation (cost of product sold)	—
Other costs (selling, general and administrative expenses)	10.0
Total other costs	10.0
Total costs incurred to date	$22.6

Total Costs Incurred to Date by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$8.5
Other costs	6.8
Total Constellation Wines and Spirits	$15.3

Corporate Operations and Other
Restructuring charges	$4.1
Other costs	3.2
Total Corporate Operations and Other	$7.3

Total Expected Costs
Restructuring charges:
Employee termination benefit costs	$13.3
Contract termination costs	0.4
Facility consolidation/relocation costs	—
Total restructuring charges	13.7
Other costs:
Accelerated depreciation (cost of product sold)	—
Other costs (selling, general and administrative expenses)	16.2
Total other costs	16.2
Total expected costs	$29.9

Fiscal 2012 Initiative
(in millions)
Total Expected Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$9.0
Other costs	9.9
Total Constellation Wines and Spirits	$18.9

Corporate Operations and Other
Restructuring charges	$4.7
Other costs	6.3
Total Corporate Operations and Other	$11.0

15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of May 31, 2012, and February 29, 2012, the condensed consolidating statements of comprehensive (loss) income for the three months ended May 31, 2012, and May 31, 2011, and the condensed consolidating statements of cash flows for the three months ended May 31, 2012, and May 31, 2011, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company's senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2012
Current assets:
Cash and cash investments	$0.2	$2.4	$66.5	$—	$69.1
Accounts receivable, net	291.7	87.5	78.6	—	457.8
Inventories	150.2	864.6	318.5	(8.1)	1,325.2
Prepaid expenses and other	22.2	113.4	398.1	(414.4)	119.3
Intercompany (payable) receivable	(1,122.4)	997.7	124.7	—	—
Total current assets	(658.1)	2,065.6	986.4	(422.5)	1,971.4
Property, plant and equipment, net	60.9	810.5	347.7	—	1,219.1
Investments in subsidiaries	6,755.2	164.4	—	(6,919.6)	—
Goodwill	—	1,987.4	611.8	—	2,599.2
Intangible assets, net	—	672.5	182.2	—	854.7
Other assets, net	39.2	290.7	56.3	(22.4)	363.8
Total assets	$6,197.2	$5,991.1	$2,184.4	$(7,364.5)	$7,008.2

Current liabilities:
Notes payable to banks	$26.2	$—	$71.7	$—	$97.9
Current maturities of long-term debt	31.8	5.8	0.1	—	37.7
Accounts payable	18.5	56.1	42.6	—	117.2
Accrued excise taxes	13.5	5.8	4.1	—	23.4
Other accrued expenses and liabilities	496.6	160.3	71.2	(416.4)	311.7
Total current liabilities	586.6	228.0	189.7	(416.4)	587.9
Long-term debt, less current maturities	3,272.5	12.9	—	—	3,285.4
Deferred income taxes	4.2	540.2	85.1	(22.4)	607.1
Other liabilities	34.1	69.9	124.0	—	228.0
Stockholders’ equity:
Preferred stock	—	9.0	1,180.8	(1,189.8)	—
Class A and Class B Convertible Common Stock	2.6	100.7	27.0	(127.7)	2.6
Additional paid-in capital	1,716.7	1,394.6	1,628.8	(3,023.4)	1,716.7
Retained earnings (deficit)	2,179.3	3,630.1	(1,182.6)	(2,447.5)	2,179.3
Accumulated other comprehensive income	83.1	5.7	131.6	(137.3)	83.1
Treasury stock	(1,681.9)	—	—	—	(1,681.9)
Total stockholders’ equity	2,299.8	5,140.1	1,785.6	(6,925.7)	2,299.8
Total liabilities and stockholders’ equity	$6,197.2	$5,991.1	$2,184.4	$(7,364.5)	$7,008.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 29, 2012
Current assets:
Cash and cash investments	$0.5	$0.6	$84.7	$—	$85.8
Accounts receivable, net	293.2	71.6	72.8	—	437.6
Inventories	143.0	916.8	322.0	(7.3)	1,374.5
Prepaid expenses and other	22.5	116.5	398.6	(401.2)	136.4
Intercompany (payable) receivable	(945.6)	849.7	95.9	—	—
Total current assets	(486.4)	1,955.2	974.0	(408.5)	2,034.3
Property, plant and equipment, net	56.9	819.3	379.6	—	1,255.8
Investments in subsidiaries	6,704.7	166.6	—	(6,871.3)	—
Goodwill	—	1,987.4	645.5	—	2,632.9
Intangible assets, net	—	673.4	193.0	—	866.4
Other assets, net	20.7	263.3	60.2	(23.7)	320.5
Total assets	$6,295.9	$5,865.2	$2,252.3	$(7,303.5)	$7,109.9

Current liabilities:
Notes payable to banks	$297.9	$—	$80.0	$—	$377.9
Current maturities of long-term debt	324.3	5.7	0.2	—	330.2
Accounts payable	23.8	75.7	31.0	—	130.5
Accrued excise taxes	14.4	6.3	4.1	—	24.8
Other accrued expenses and liabilities	518.2	138.5	82.5	(403.0)	336.2
Total current liabilities	1,178.6	226.2	197.8	(403.0)	1,199.6
Long-term debt, less current maturities	2,407.3	14.1	—	—	2,421.4
Deferred income taxes	2.7	534.5	95.1	(23.6)	608.7
Other liabilities	31.3	53.5	119.4	—	204.2
Stockholders’ equity:
Preferred stock	—	9.0	1,180.8	(1,189.8)	—
Class A and Class B Convertible Common Stock	2.6	100.7	27.0	(127.7)	2.6
Additional paid-in capital	1,691.4	1,394.6	1,621.2	(3,015.8)	1,691.4
Retained earnings (deficit)	2,107.3	3,519.1	(1,209.2)	(2,309.9)	2,107.3
Accumulated other comprehensive income	173.7	13.5	220.2	(233.7)	173.7
Treasury stock	(1,299.0)	—	—	—	(1,299.0)
Total stockholders’ equity	2,676.0	5,036.9	1,840.0	(6,876.9)	2,676.0
Total liabilities and stockholders’ equity	$6,295.9	$5,865.2	$2,252.3	$(7,303.5)	$7,109.9

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive (Loss) Income for the Three Months Ended May 31, 2012
Sales	$455.3	$401.1	$179.7	$(310.8)	$725.3
Less – excise taxes	(48.6)	(26.5)	(15.4)	—	(90.5)
Net sales	406.7	374.6	164.3	(310.8)	634.8
Cost of product sold	(338.2)	(260.9)	(92.3)	307.2	(384.2)
Gross profit	68.5	113.7	72.0	(3.6)	250.6
Selling, general and administrative expenses	(82.6)	(18.7)	(47.7)	5.0	(144.0)
Restructuring charges	0.2	(0.4)	(0.3)	—	(0.5)
Operating (loss) income	(13.9)	94.6	24.0	1.4	106.1
Equity in earnings of equity method investees and subsidiaries	141.7	57.4	0.1	(138.6)	60.6
Interest (expense) income, net	(80.3)	28.7	0.9	—	(50.7)
Loss on write-off of financing costs	(2.8)	—	—	—	(2.8)
Income before income taxes	44.7	180.7	25.0	(137.2)	113.2
Benefit from (provision for) income taxes	27.3	(69.0)	1.0	(0.5)	(41.2)
Net income	$72.0	$111.7	$26.0	$(137.7)	$72.0
Comprehensive (loss) income	$(18.6)	$103.9	$(62.6)	$(41.3)	$(18.6)

Condensed Consolidating Statement of Comprehensive (Loss) Income for the Three Months Ended May 31, 2011
Sales	$154.3	$448.4	$157.8	$(49.8)	$710.7
Less – excise taxes	(30.0)	(30.4)	(15.0)	—	(75.4)
Net sales	124.3	418.0	142.8	(49.8)	635.3
Cost of product sold	(62.9)	(259.2)	(87.4)	25.2	(384.3)
Gross profit	61.4	158.8	55.4	(24.6)	251.0
Selling, general and administrative expenses	(68.2)	(61.0)	(34.8)	25.8	(138.2)
Restructuring charges	(5.5)	(3.5)	(2.1)	—	(11.1)
Operating (loss) income	(12.3)	94.3	18.5	1.2	101.7
Equity in earnings of equity method investees and subsidiaries	132.1	61.7	1.6	(133.2)	62.2
Interest (expense) income, net	(57.2)	11.4	1.5	—	(44.3)
Loss on write-off of financing costs	—	—	—	—	—
Income before income taxes	62.6	167.4	21.6	(132.0)	119.6
Benefit from (provision for) income taxes	11.9	(55.0)	(2.0)	—	(45.1)
Net income	$74.5	$112.4	$19.6	$(132.0)	$74.5
Comprehensive income	$109.4	$103.3	$63.8	$(167.1)	$109.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2012
Net cash provided by (used in) operating activities	$56.1	$74.0	$(33.7)	$—	$96.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(4.7)	(11.9)	(3.0)	—	(19.6)
Proceeds from sales of assets	—	4.8	2.9	—	7.7
Proceeds from notes receivable	1.2	0.5	—	—	1.7
Payments related to sale of business	—	—	—	—	—
Other investing activities	—	(0.8)	(0.1)	—	(0.9)
Net cash used in investing activities	(3.5)	(7.4)	(0.2)	—	(11.1)

Cash flows from financing activities:
Intercompany financings, net	40.5	(63.3)	22.8	—	—
Principal payments of long-term debt	(830.8)	(1.4)	—	—	(832.2)
Purchases of treasury stock	(383.0)	—	—	—	(383.0)
Net repayment of notes payable	(271.8)	—	(2.6)	—	(274.4)
Payment of financing costs of long-term debt	(22.8)	—	—	—	(22.8)
Payment of minimum tax withholdings on stock-based payment awards	—	(0.1)	(0.4)	—	(0.5)
Proceeds from issuance of long-term debt	1,400.0	—	—	—	1,400.0
Proceeds from exercises of employee stock options	12.4	—	—	—	12.4
Proceeds from excess tax benefits from stock-based payment awards	2.6	—	—	—	2.6
Net cash (used in) provided by financing activities	(52.9)	(64.8)	19.8	—	(97.9)

Effect of exchange rate changes on cash and cash investments	—	—	(4.1)	—	(4.1)

Net (decrease) increase in cash and cash investments	(0.3)	1.8	(18.2)	—	(16.7)
Cash and cash investments, beginning of period	0.5	0.6	84.7	—	85.8
Cash and cash investments, end of period	$0.2	$2.4	$66.5	$—	$69.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2011
Net cash provided by operating activities	$21.8	$206.9	$12.6	$—	$241.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(8.2)	(10.2)	(2.6)	—	(21.0)
Proceeds from sales of assets	—	—	0.1	—	0.1
Proceeds from notes receivable	1.0	—	—	—	1.0
Payments related to sale of business	(7.5)	—	—	—	(7.5)
Other investing activities	—	(5.0)	(1.4)	—	(6.4)
Net cash used in investing activities	(14.7)	(15.2)	(3.9)	—	(33.8)

Cash flows from financing activities:
Intercompany financings, net	200.1	(176.2)	(23.9)	—	—
Principal payments of long-term debt	(403.6)	(13.7)	—	—	(417.3)
Purchases of treasury stock	—	—	—	—	—
Net proceeds from notes payable	149.8	—	18.7	—	168.5
Payment of financing costs of long-term debt	—	—	—	—	—
Payment of minimum tax withholdings on stock-based payment awards	—	(1.7)	(0.5)	—	(2.2)
Proceeds from issuance of long-term debt	—	—	—	—	—
Proceeds from exercises of employee stock options	36.5	—	—	—	36.5
Proceeds from excess tax benefits from stock-based payment awards	9.9	—	—	—	9.9
Net cash used in financing activities	(7.3)	(191.6)	(5.7)	—	(204.6)

Effect of exchange rate changes on cash and cash investments	—	—	1.3	—	1.3

Net (decrease) increase in cash and cash investments	(0.2)	0.1	4.3	—	4.2
Cash and cash investments, beginning of period	0.7	0.9	7.6	—	9.2
Cash and cash investments, end of period	$0.5	$1.0	$11.9	$—	$13.4

16.    BUSINESS SEGMENT INFORMATION:

The Company's internal management financial reporting consists of two business divisions: Constellation Wines and Spirits and Crown Imports. Accordingly, the Company reports its operating results in three segments:  Constellation Wines and Spirits (wine and spirits) (formerly known as Constellation Wines North America), Corporate Operations and Other, and Crown Imports (imported beer). The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

For the three months ended May 31, 2012, and May 31, 2011, restructuring charges and unusual items included in operating income consist of:

	For the Three Months Ended May 31,
	2012	2011
(in millions)
Cost of Product Sold:
Flow through of inventory step-up	$0.8	$—
Accelerated depreciation	—	0.2
Cost of Product Sold	0.8	0.2

Selling, General and Administrative Expenses:
Net foreign currency loss on contractual obligation from put option of Ruffino shareholder	—	2.2
Net gains on CWAE Divestiture and related activities	—	(0.8)
Other costs	2.2	1.1
Selling, General and Administrative Expenses	2.2	2.5

Restructuring Charges	0.5	11.1

Restructuring Charges and Unusual Items	$3.5	$13.8

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and include the recently adopted accounting guidance described in Note 2 herein.

Segment information is as follows:

	For the Three Months Ended May 31,
	2012	2011
(in millions)
Constellation Wines and Spirits:
Net sales	$634.8	$635.3
Segment operating income	$133.0	$136.6
Equity in (losses) earnings of equity method investees	$(0.3)	$2.4
Long-lived tangible assets	$1,083.8	$1,106.1
Investment in equity method investees	$70.9	$82.0
Total assets	$6,577.7	$6,668.5
Capital expenditures	$15.8	$13.7
Depreciation and amortization	$22.5	$21.2

Corporate Operations and Other:
Net sales	$—	$—
Segment operating loss	$(23.4)	$(21.1)
Long-lived tangible assets	$135.3	$124.6
Total assets	$225.5	$223.2
Capital expenditures	$3.8	$7.3
Depreciation and amortization	$7.0	$5.7

Crown Imports:
Net sales	$724.1	$677.5
Segment operating income	$123.0	$119.8
Long-lived tangible assets	$9.6	$5.2
Total assets	$509.4	$466.7
Capital expenditures	$0.3	$0.9
Depreciation and amortization	$0.7	$0.5

Restructuring Charges and Unusual Items:
Operating loss	$(3.5)	$(13.8)

Consolidation and Eliminations:
Net sales	$(724.1)	$(677.5)
Operating income	$(123.0)	$(119.8)
Equity in earnings of Crown Imports	$60.9	$59.8
Long-lived tangible assets	$(9.6)	$(5.2)
Investment in equity method investees	$205.0	$183.7
Total assets	$(304.4)	$(283.0)
Capital expenditures	$(0.3)	$(0.9)
Depreciation and amortization	$(0.7)	$(0.5)

	For the Three Months Ended May 31,
	2012	2011
(in millions)
Consolidated:
Net sales	$634.8	$635.3
Operating income	$106.1	$101.7
Equity in earnings of equity method investees	$60.6	$62.2
Long-lived tangible assets	$1,219.1	$1,230.7
Investment in equity method investees	$275.9	$265.7
Total assets	$7,008.2	$7,075.4
Capital expenditures	$19.6	$21.0
Depreciation and amortization	$29.5	$26.9

17.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

Disclosures about offsetting assets and liabilities –
In December 2011, the FASB issued amended guidance creating new disclosure requirements about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. In addition, this amended guidance requires retrospective application. The Company does not expect the adoption of this amended guidance to have a material impact on the Company's consolidated financial statements.

18.    SUBSEQUENT EVENTS:

Crown Imports –
In June 2012, the Company signed a definitive agreement to acquire the remaining 50% equity interest in Crown Imports for approximately $1.85 billion (the “Crown Acquisition”). Crown Imports has the exclusive right to import, market and sell primarily Modelo's Mexican beer portfolio (the “Modelo Brands”) in the 50 states of the U.S., the District of Columbia and Guam.

The Company has a fully committed bridge financing in place to fund the Crown Acquisition and expects permanent financing to consist of a combination of revolver borrowings and a new term loan under the Company's existing senior credit facility, combined with the issuance of senior notes. The Company currently expects to complete the Crown Acquisition, subject to satisfaction of limited closing conditions, in the first quarter of calendar 2013. The Company cannot guarantee, however, that this transaction will be completed upon the agreed upon terms, or at all. The results of operations of Crown Imports will be reported in the Crown Imports segment and will be included in the Consolidated Statements of Comprehensive (Loss) Income from the date of acquisition. The Crown Acquisition is expected to be significant and the Company expects it to have a material impact on the Company's future results of operations, financial position and cash flows.

Mark West Assets –
In June 2012, the Company signed a definitive agreement to acquire the Mark West wine brand for approximately $160 million, subject to customary closing conditions and adjustments. The transaction includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (the “Mark West Assets”). The transaction is expected to close in July 2012. The results of operations of the Mark West Assets will be reported in the Constellation Wines and Spirits segment and will be included in the Consolidated Statements of Comprehensive (Loss) Income from the date of acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is the world’s leading premium wine company with a broad portfolio of consumer-preferred premium wine brands complemented by premium spirits, imported beer and other select beverage alcohol products. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”) (see additional discussion below under “Recent Developments - Crown Imports”). This imported beers joint venture operates as Crown Imports LLC and is referred to hereinafter as “Crown Imports.” The Company is a leading premium wine company in the U.S.; the leading producer and marketer of wine in Canada; and a leading producer and exporter of wine from New Zealand and Italy.

The Company's internal management financial reporting consists of two business divisions:  Constellation Wines and Spirits and Crown Imports. Accordingly, the Company reports its operating results in three segments:  Constellation Wines and Spirits (wine and spirits) (formerly known as Constellation Wines North America), Corporate Operations and Other, and Crown Imports (imported beer). The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

The Company’s business strategy in the Constellation Wines and Spirits segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, the Company continues to focus on growing premium product categories and expects to capitalize on its size and scale in the marketplace to profitably grow the business. In addition, the Company continued its strategic project to consolidate its U.S. distributor network in key markets. The project is designed to obtain dedicated, selling resources which focus on its U.S. wine and spirits portfolio to drive profitable, organic growth. In connection with this strategy, during First Quarter 2013 (as defined below), the Company negotiated long-term contracts with additional U.S. distributors in certain markets who currently represent about 10% of the Company's branded wine and spirits volume in the U.S. In total, since the second half of fiscal 2010, the Company has negotiated long-term contracts with distributors who currently represent about 70% of the Company’s branded wine and spirits volume in the U.S. Throughout the remainder of the terms of these contracts, the majority of which continue through the end of fiscal 2015, the Company expects distributor inventory levels related to the Company’s branded wine and spirits products to remain stable, as shipments on an annual basis to these distributors should essentially equal the distributors’ shipments to retailers.

The Company believes the current overall supply of wine is generally in balance with demand within the U.S. However, this may be impacted by the calendar 2011 grape harvest which came in lower than the calendar 2010 grape harvest and could result in a tightening of supply within certain varietals over the longer term.

The Company remains committed to its long-term financial model of growing sales, including international expansion of its Constellation Wines and Spirits segment’s branded portfolio, expanding margins and increasing cash flow in order to achieve earnings per share growth and improve return on invested capital.

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

For the three months ended May 31, 2012 (“First Quarter 2013”), the Company’s net sales remained flat compared to the three months ended May 31, 2011 (“First Quarter 2012”). Operating income increased 4% over the comparable prior year period primarily due to lower restructuring charges and unusual items for First Quarter 2013. Net income decreased 3% over the comparable prior year period primarily due to the items discussed above combined with an increase in interest expense, net.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for First Quarter 2013 compared to First Quarter 2012, and (ii) financial liquidity and capital resources for First Quarter 2013. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2013 (“Fiscal 2013”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 (“Fiscal 2012”).

Recent Developments

Crown Imports

In June 2012, the Company signed a definitive agreement to acquire the remaining 50% equity interest in Crown Imports for approximately $1.85 billion (the “Crown Acquisition”). Crown Imports has the exclusive right to import, market and sell primarily Modelo's Mexican beer portfolio (the “Modelo Brands”) in the 50 states of the U.S., the District of Columbia and Guam. Crown Imports portfolio of brands includes Corona Extra, the best-selling imported beer and the sixth best-selling beer overall in the industry; Corona Light, the leading imported light beer; and Modelo Especial, the third largest and one of the fastest growing major imported beer brands. The pending acquisition of Crown Imports will position the Company as the largest multi-category supplier of beverage alcohol in the U.S.

The Company has a fully committed bridge financing in place to fund the Crown Acquisition and expects permanent financing to consist of a combination of revolver borrowings and a new term loan under the Company's existing senior credit facility, combined with the issuance of senior notes. The Company currently expects to complete the Crown Acquisition, subject to satisfaction of limited closing conditions, in the first quarter of calendar 2013. The Company cannot guarantee, however, that this transaction will be completed upon the agreed upon terms, or at all. The results of operations of Crown Imports will be reported in the Crown Imports segment and will be included in the Consolidated Statements of Comprehensive (Loss) Income from the date of acquisition. The Crown Acquisition is expected to be significant and the Company expects it to have a material impact on the Company's future results of operations, financial position and cash flows.

Mark West Assets

In June 2012, the Company signed a definitive agreement to acquire the Mark West wine brand for approximately $160 million, subject to customary closing conditions and adjustments. The transaction includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (the “Mark West Assets”). The transaction is expected to close in July 2012. The results of operations of the Mark West Assets will be reported in the Constellation Wines and Spirits segment and will be included in the consolidated results of operations of the Company from the date of acquisition.

Acquisition in Fiscal 2012

Prior to October 5, 2011, the Company had a 49.9% interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company. On October 5, 2011, the Company acquired the entire remaining 50.1% interest in Ruffino for €50.3 million ($68.6 million). As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). The purchase price was financed with revolver borrowings under the Company's then existing senior credit facility. The results of operations of the Ruffino business are reported in the Company’s Constellation Wines and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Results of Operations
First Quarter 2013 Compared to First Quarter 2012

Net Sales

The following table sets forth the net sales by reportable segment of the Company for First Quarter 2013 and First Quarter 2012.

	First Quarter 2013	First Quarter 2012	% Increase (Decrease)
(in millions)
Constellation Wines and Spirits net sales	$634.8	$635.3	—
Crown Imports net sales	724.1	677.5	7%
Consolidations and eliminations	(724.1)	(677.5)	(7%)
Consolidated Net Sales	$634.8	$635.3	—

Constellation Wines and Spirits

Net sales for Constellation Wines and Spirits decreased to $634.8 million for First Quarter 2013 from $635.3 million for First Quarter 2012, a decrease of $0.5 million. This decrease resulted primarily from lower branded wine volume and higher promotional spend (predominantly within the U.S. branded wine portfolio), partially offset by favorable product mix shift and spirits volume growth.

Crown Imports

As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

Gross Profit

The Company’s gross profit decreased to $250.6 million for First Quarter 2013 from $251.0 million for First Quarter 2012, a decrease of $0.4 million. This decrease is primarily due to the higher promotional spend and lower branded wine volume, partially offset by the favorable product mix shift and a benefit from net sales of branded wine acquired in the acquisition of Ruffino. Unusual items, which consist of certain amounts that are excluded by management in their evaluation of each operating segment, were higher by $0.6 million in First Quarter 2013 versus First Quarter 2012. Gross profit as a percent of net sales remained flat at 39.5% for First Quarter 2013 compared to 39.5% for First Quarter 2012 primarily due to the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $144.0 million for First Quarter 2013 from $138.2 million for First Quarter 2012, an increase of $5.8 million, or 4%. This increase is primarily due to increases in the Constellation Wines and Spirits segment of $3.8 million and the Corporate Operations and Other segment of $2.3 million. The increase in Constellation Wines and Spirits selling, general and administrative expenses is primarily due to increases (on a constant currency basis) in advertising expenses of $5.6 million and selling expenses of $1.8 million, partially offset by a decrease in general and administrative expenses of $3.2 million. The increase in advertising expenses is primarily due to a planned increase in marketing and advertising spend behind the segment's branded wine and spirits portfolio. The decrease in general and administrative expenses is primarily due to lower stock based compensation costs and lower compensation and benefit costs, partially offset by unfavorable year-over-year overlap of gains on foreign currency transactions. The increase in Corporate Operations and Other’s selling, general and administrative expenses is primarily due to an increase in depreciation expense primarily related to the Company’s initiative to implement a comprehensive multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform and higher annual management incentive compensation expense. Unusual items, which consist of certain amounts that are excluded by management in their evaluation of each operating segment, were lower by $0.3 million in First Quarter 2013 versus First Quarter 2012. Selling, general and administrative expenses as a percent of net sales increased to 22.7% for First Quarter 2013 as compared to 21.8% for First Quarter 2012 primarily due to the factors discussed above, combined with the lower branded wine volume and higher promotional spend.

Restructuring Charges

The Company recorded $0.5 million of restructuring charges for First Quarter 2013 associated primarily with the Company's plan (committed to in May 2011, announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the January 2011 divestiture of 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) (the “Fiscal 2012 Initiative”). Restructuring charges consisted of $0.4 million of employee termination benefit costs and $0.1 million of facility consolidation/relocation costs. The Company recorded $11.1 million of restructuring charges for First Quarter 2012 associated primarily with the Fiscal 2012 Initiative.

In addition, the Company incurred additional costs for First Quarter 2013 and First Quarter 2012 in connection with the Company’s restructuring plans. Total costs incurred in connection with these plans for First Quarter 2013 and First Quarter 2012 are as follows:

	First Quarter 2013	First Quarter 2012
(in millions)
Cost of Product Sold
Accelerated depreciation	$—	$0.2

Selling, General and Administrative Expenses
Other costs	$2.7	$1.1

Restructuring Charges	$0.5	$11.1

The Company expects to incur the following costs in connection with its restructuring plans for Fiscal 2013.

Expected Fiscal 2013
(in millions)
Selling, General and Administrative Expenses
Other costs	$8.9

Restructuring Charges	$1.5

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for First Quarter 2013 and First Quarter 2012.

	First Quarter 2013	First Quarter 2012	% (Decrease) Increase
(in millions)
Constellation Wines and Spirits	$133.0	$136.6	(3%)
Corporate Operations and Other	(23.4)	(21.1)	11%
Crown Imports	123.0	119.8	3%
Consolidations and eliminations	(123.0)	(119.8)	(3%)
Total Reportable Segments	109.6	115.5	(5%)
Restructuring Charges and Unusual Items	(3.5)	(13.8)	NM
Consolidated Operating Income	$106.1	$101.7	4%

NM = Not Meaningful

As a result of the factors discussed above, consolidated operating income increased to $106.1 million for First Quarter 2013 from $101.7 million for First Quarter 2012, an increase of $4.4 million, or 4%. Restructuring charges and unusual items of $3.5 million and $13.8 million for First Quarter 2013 and First Quarter 2012, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	First Quarter 2013	First Quarter 2012
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$0.8	$—
Accelerated depreciation	—	0.2
Cost of Product Sold	0.8	0.2

Selling, General and Administrative Expenses
Net foreign currency loss on contractual obligation from put option of Ruffino shareholder	—	2.2
Net gains on CWAE Divestiture and related activities	—	(0.8)
Other costs	2.2	1.1
Selling, General and Administrative Expenses	2.2	2.5

Restructuring Charges	0.5	11.1

Restructuring Charges and Unusual Items	$3.5	$13.8

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees decreased to $60.6 million in First Quarter 2013 from $62.2 million in First Quarter 2012, a decrease of $1.6 million, or (3%). This decrease is primarily due to lower equity in earnings from Ruffino as a result of the October 5, 2011, acquisition of Ruffino and the consolidation of Ruffino's results of operations since the date of acquisition.

Equity in earnings of Crown Imports increased slightly for First Quarter 2013 compared to First Quarter 2012. Net sales for Crown Imports increased to $724.1 million for First Quarter 2013 from $677.5 million for First Quarter 2012, an increase of $46.6 million, or 7%. This increase resulted primarily from volume growth within the Crown Imports’ Mexican beer portfolio driven largely by increased advertising spend. Crown Imports gross profit increased $11.6 million, or 6%, primarily due to the volume growth in the Crown Imports' Mexican beer portfolio, partially offset by a contractual price increase in Mexican beer costs. Selling, general and administrative expenses increased $8.4 million, or 11%, primarily due to timing of advertising spend. Operating income increased $3.2 million, or 3%, primarily due to these factors.

Interest Expense, Net

Interest expense, net of interest income of $1.4 million and $1.7 million, for First Quarter 2013 and First Quarter 2012, respectively, increased to $50.7 million for First Quarter 2013 from $44.3 million for First Quarter 2012, an increase of $6.4 million, or 14%. The increase resulted from higher average borrowings in total combined with a higher weighted average interest rate on outstanding borrowings resulting primarily from the issuance of the April 2012 Senior Notes (as defined below).

Provision for Income Taxes

The Company’s effective tax rate for First Quarter 2013 and First Quarter 2012 was 36.4% and 37.7%, respectively. The Company’s effective tax rate for First Quarter 2013 was slightly lower than First Quarter 2012 primarily due to an insignificant decrease in uncertain tax positions.

Net Income

As a result of the above factors, net income decreased to $72.0 million for First Quarter 2013 from $74.5 million for First Quarter 2012, a decrease of $2.5 million, or (3%).

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

As of June 30, 2012, the Company had $836.6 million in revolving loans available to be drawn under its 2012 Credit Agreement (as defined below). The member financial institutions participating in the Company’s 2012 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.

As previously discussed in the Overview section above, the Company has entered into certain agreements with respect to the Crown Acquisition.  The consummation of the Crown Acquisition will require the incurrence by the Company of additional debt of approximately $1.875 billion, less any available cash used to fund the Crown Acquisition, with respect to which the Company has in place fully committed bridge financing.  See further information above under the caption “Recent Developments - Crown Imports.”

First Quarter 2013 Cash Flows

Operating Activities

Net cash provided by operating activities for First Quarter 2013 was $96.4 million, which resulted from net income of $72.0 million, plus net noncash items charged to the Consolidated Statements of Comprehensive (Loss) Income of $27.3 million and other, net of $27.1 million, less net cash used in the net change in the Company’s operating assets and liabilities of $30.0 million.

The net noncash items consisted primarily of depreciation expense, deferred tax provision and stock-based compensation expense, partially offset by equity in earnings of equity method investees, net of distributed earnings. Other, net consists primarily of an increase in deferred revenue. The net cash used in the net change in the Company’s operating assets and liabilities resulted primarily from an increase in accounts receivable, net of $27.5 million and decreases in other accrued expenses and liabilities and accounts payable of $19.9 million and $11.8 million, respectively, partially offset by a decrease in inventories of $31.2 million. The increase in accounts receivable, net and the decrease in inventories were both due largely to seasonality as January and February are typically the Company’s lowest selling months. The decrease in other accrued expenses and liabilities is due largely to payments under the Company's annual management incentive plan during First Quarter 2013, combined with a decrease in accrued promotions, partially offset by an increase in accrued interest, both due to timing of payments. The decrease in accounts payable is primarily due to seasonality as the U.S. business generally experiences the lowest levels of accounts payable before the fall grape harvest.

Investing Activities

Net cash used in investing activities for First Quarter 2013 was $11.1 million, which resulted primarily from capital expenditures of $19.6 million, partially offset by proceeds from the sale of assets of $7.7 million.

Financing Activities

Net cash used in financing activities for First Quarter 2013 was $97.9 million resulting primarily from principal payments of long-term debt of $832.2 million, purchases of treasury stock of $383.0 million (see “Share Repurchases” below) and net repayment of notes payable of $274.4 million, largely offset by proceeds from issuance of long-term debt of $1,400.0 million.

Share Repurchases

In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). During the year ended February 29, 2012, the Company repurchased 21,234,266 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $413.7 million, or an average cost of $19.48 per share, through open market transactions. During First Quarter 2013, the Company utilized the remaining $86.3 million outstanding under the 2012 Authorization to repurchase 3,970,481 shares of Class A Common Stock at an average cost of $21.74 per share, through open market transactions. In total, the Company has repurchased 25,204,747 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $500.0 million, or an average cost of $19.84 per share. The Company used proceeds from revolver borrowings under its then existing senior credit facility and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

In April 2012, the Company's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Share repurchases under the 2013 Authorization may be accomplished at management's discretion from time to time based on market conditions, the Company's cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund share repurchases with cash generated from operations, proceeds from borrowings under its senior credit facility or proceeds from the April 2012 Senior Notes (as defined below). Any repurchased shares will become treasury shares.

During First Quarter 2013, the Company repurchased 14,023,985 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $296.7 million, or an average cost of $21.15 per share, through open market transactions. The Company used proceeds from the April 2012 Senior Notes, revolver borrowings under both the 2012 Credit Agreement and its prior senior credit facility, and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

Management has currently suspended any additional share repurchases under the 2013 Authorization and does not expect to repurchase any additional shares under this authorization during the remainder of Fiscal 2013.

Debt

Total debt outstanding as of May 31, 2012, amounted to $3,421.0 million, an increase of $291.5 million from February 29, 2012.

Senior Credit Facility

2012 Credit Agreement

On May 3, 2012 (the “Closing Date”), the Company, Bank of America, N.A., as administrative agent, and certain other lenders (all such parties other than the Company are collectively referred to as the “Lenders”) entered into a new Credit Agreement (the “2012 Credit Agreement”). The 2012 Credit Agreement provides for aggregate credit facilities of $1,650.0 million, consisting of a $550.0 million term loan facility maturing on May 3, 2017 (the “Term A Facility”), a $250.0 million term loan facility maturing on May 3, 2019 (the “Term A-1 Facility”), and an $850.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates on May 3, 2017 (the “Revolving Credit Facility”). The 2012 Credit Agreement also permits the Company from time to time after the Closing Date to elect to increase the Lenders' revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25 million and the aggregate outstanding principal amount of all such incremental revolving credit commitment increases and additional term loans, other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $750 million. A portion of the proceeds of the 2012 Credit Agreement were used to repay the outstanding obligations under the Company's then existing senior credit facility. The Company uses its revolving credit facility under the 2012 Credit Agreement for general corporate purposes.

The rate of interest on borrowings under the 2012 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company's debt ratio (as defined in the 2012 Credit Agreement). As of May 31, 2012, the LIBOR margin for the Term A Facility and the Revolving Credit Facility is 1.75%; and the LIBOR margin for the Term A-1 Facility is 2.0%.

The obligations under the 2012 Credit Agreement are guaranteed by certain of its U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of the Company's U.S. subsidiaries and (ii)  55-65% of certain interests of certain of the Company's foreign subsidiaries.

The Company and its subsidiaries are also subject to covenants that are contained in the 2012 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict the Company's non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio.

As of May 31, 2012, under the 2012 Credit Agreement, the Company had outstanding Term A Facility of $550.0 million bearing an interest rate of 2.0%, Term A-1 Facility of $250.0 million bearing an interest rate of 2.2%, Revolving Credit Facility of $26.2 million bearing an interest rate of 4.0%, outstanding letters of credit of $13.4 million, and $810.4 million in revolving loans available to be drawn.

As of May 31, 2012, the required principal repayments of the Term A Facility and the Term A-1 Facility for the remaining nine months of fiscal 2013 and for each of the five succeeding fiscal years and thereafter are as follows:

	Term A Facility	Term A-1 Facility	Total
(in millions)
2013	$13.7	$1.3	$15.0
2014	27.5	2.5	30.0
2015	41.3	2.5	43.8
2016	55.0	2.5	57.5
2017	55.0	2.5	57.5
2018	357.5	2.5	360.0
Thereafter	—	236.2	236.2
	$550.0	$250.0	$800.0

As of June 30, 2012, under the 2012 Credit Agreement, the Company had outstanding Term A Facility of $550.0 million bearing an interest rate of 2.0%, Term A-1 Facility of $250.0 million bearing an interest rate of 2.2%, outstanding letters of credit of $13.4 million, and $836.6 million in revolving loans available to be drawn.

In April 2012, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $500.0 million of the Company's floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive (Loss) Income. Accordingly, the Company has fixed its interest rates on $500.0 million of the Company's floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For First Quarter 2013, the Company reclassified net losses of $2.1 million, net of income tax effect, from AOCI to interest expense, net on the Company's Consolidated Statements of Comprehensive (Loss) Income. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Comprehensive (Loss) Income for First Quarter 2012 .

Senior notes -
On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company's prior senior credit facility and common stock share repurchases under the 2013 Authorization. Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. The April 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The senior notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company's significant U.S. operating subsidiaries guarantee the senior notes, on a senior unsecured basis. As of May 31, 2012, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

Debt payments -
Principal payments required under long-term debt obligations (excluding unamortized discount of $5.0 million) for the remaining nine months of fiscal 2013 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2013	$28.2
2014	36.4
2015	550.0
2016	59.6
2017	757.6
2018	1,060.0
Thereafter	836.3
$3,328.1

Accounting Guidance Not Yet Adopted

Disclosures about offsetting assets and liabilities –
In December 2011, the FASB issued amended guidance creating new disclosure requirements about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. In addition, this amended guidance requires retrospective application. The Company does not expect the adoption of this amended guidance to have a material impact on the Company's consolidated financial statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii)  the Company’s expected restructuring charges, accelerated depreciation and other costs, (iii)  information concerning expected or potential actions of third parties, (iv)  information concerning the future expected balance of supply and demand for wine, (v) the expected impact upon results of operations resulting from the Company's decision to consolidate its U.S. distributor network, and (vi)  the duration of the share repurchase implementation and (II)  the statements regarding the acquisition of the remaining portion of Crown Imports LLC (the “Crown Acquisition”) and associated financing and the acquisition of the Mark West assets are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  distributor inventory levels and the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the Company’s restructuring charges, accelerated depreciation and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation and/or other costs of implementation, (iii)  the amount and timing of any share repurchases may vary due to market conditions, the Company’s cash and debt position, the impact of the Crown Acquisition and other factors as determined by management from time to time, and (iv)  the actual date of consummation of the Crown Acquisition and the acquisition of the Mark West assets may vary from the Company’s current expectations and the exact components of the permanent financing to fund the Crown Acquisition may vary due to market conditions, the Company's cash and debt position, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of May 31, 2012, the Company had exposures to foreign currency risk primarily related to the euro, New Zealand dollar, and Canadian dollar.

As of May 31, 2012, and May 31, 2011, the Company had outstanding foreign currency derivative instruments with a notional value of $545.1 million and $504.7 million, respectively. As of May 31, 2012, approximately 52.3% of the Company’s balance sheet exposures and forecasted transactional exposures for the remaining nine months of fiscal 2013 were hedged. The estimated fair value of the Company’s foreign currency derivative instruments was a net liability of $1.0 million and a net asset of $21.3 million as of May 31, 2012, and May 31, 2011, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of May 31, 2012, and May 31, 2011, the fair value of open foreign currency contracts would have been decreased by $1.2 million and increased by $4.8 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $2,834.7 million and $2,135.9 million as of May 31, 2012, and May 31, 2011, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2012, and May 31, 2011, would have resulted in a decrease in the fair value of the fixed interest rate long-term debt by $124.4 million and $90.2 million, respectively.

As of May 31, 2012, and May 31, 2011, the Company had outstanding cash flow designated interest rate swap agreements to minimize interest rate volatility. As of May 31, 2012, and May 31, 2011, the swap agreements fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% and 2.9% (exclusive of borrowing margins), respectively, through September 1, 2016. In addition, the Company has offsetting undesignated interest rate swap agreements with an absolute notional value of $1.0 billion outstanding as of May 31, 2012. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $47.2 million and $20.2 million as of May 31, 2012, and May 31, 2011, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2012, and May 31, 2011, would have favorably increased the fair value of the interest rate swap agreements by $20.8 million and $25.9 million, respectively.

In addition to the $2,834.7 million and $2,135.9 million estimated fair value of fixed rate debt outstanding as of May 31, 2012, and May 31, 2011, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of May 31, 2012, and May 31, 2011, the estimated fair value of the Company’s total variable rate debt, including current maturities, was $844.1 million and $1,063.9 million, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2012, and May 31, 2011, would have resulted in a decrease in the fair value of the variable interest rate long-term debt by $36.8 million and $20.6 million, respectively.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended May 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012. We are supplementing those risk factors to include the following risks associated with our pending acquisition of the 50% membership interest in Crown Imports LLC (“Crown Imports”) not already owned by us (the “Crown Acquisition”) and the potential financing for that acquisition. As reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012 and as described elsewhere in this Quarterly Report on Form 10-Q, we entered into a Membership Interest Purchase Agreement relating to the Crown Acquisition and an Interim Loan Agreement (the “Bridge”) relating to the potential financing of that acquisition.

Any failure to complete the pending Crown Acquisition could materially adversely impact the market price of our common stock.

On June 28, 2012, we entered into a Membership Interest Purchase Agreement with Anheuser-Busch InBev SA/NV (“ABI”) under which we agreed that, through our subsidiaries, we would acquire the remaining 50% of Crown Imports for a purchase price of approximately $1.85 billion. In addition, on June 28, 2012, we entered into the Bridge to provide for fully committed bridge financing in order to complete the acquisition. The Bridge provides for aggregate credit facilities of $1.875 billion.

If the Crown Acquisition is not completed for any reason the price of our common stock will likely decline to the extent that the market price of our common stock reflects market assumptions that the acquisition will be completed. We cannot guarantee that the Crown Acquisition will be completed on the agreed upon terms or at all. Consummation of the acquisition is subject to the following risks and uncertainties, among others:

•	ABI and Grupo Modelo S.A.B. de C.V. (and affiliated entities of each of them) may not complete their transaction due to lack of receipt of necessary regulatory approval, or otherwise.

•
Although our Bridge provides committed financing for additional debt to cover the purchase price, there is no guarantee that the Bridge lenders will fulfill their obligations to us or that we will be able to otherwise finance the Crown Acquisition.

Due to its unique nature, if the Crown Acquisition does not occur it is unlikely that a comparable transaction can be consummated.
If we do consummate all or any portion of the Crown Acquisition, we will be required to incur a substantial amount of additional indebtedness which could have an adverse effect on our financial health and make it more difficult for us to obtain additional financing in the future. Additionally, if we fail to realize the expected benefits from the Crown Acquisition, it may make it more difficult for us to service our debt and our results of operations may fail to meet expectations.
In the event we do consummate the Crown Acquisition, we may become subject to additional risks and uncertainties, the occurrence of which may have an adverse effect on us. These risks and uncertainties include:

•
We currently expect to finance the Crown Acquisition with available cash and proceeds from a combination of debt financings, including incremental term loans as contemplated by our senior credit facility, revolver borrowings under that facility and the issuance of certain notes or debt securities. Incurrence of additional debt to fund the approximately $1.85 billion purchase price may have an adverse effect on our financial condition and may limit our ability to obtain financing in the future.

•
If the financial performance of Crown Imports does not meet our current expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet expectations.

•
We may have to obtain financing under the Bridge if we cannot secure the permanent financing we currently expect to obtain. The interest rates and other financial terms for debt incurred pursuant to the Bridge or to replace or refinance any debt incurred under it would be generally less favorable than what we have contemplated under any permanent financing arrangement. In addition, the Bridge imposes various covenants and restrictions upon us which would apply in the event we obtained financing under it.

•
If the lending banks under the Bridge do not fulfill their obligations to us, we may have to use our then-available cash and other debt financing resources to acquire only a portion of the 50% interest in Crown Imports. In such case we would be obligated to acquire at least half of that 50% interest for a pro-rated purchase price plus a fee of $150 million and ABI would be permitted to offer the remaining portion of that 50% interest to another entity (in which case, following consummation of the transaction, we could control as little as 75% of Crown Imports). An acquisition of less than the entire 50% interest in Crown Imports would adversely affect the economic benefit and dynamics of the Crown Acquisition as currently contemplated.

The realization of any of the foregoing risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(1)(2)(3)
March 1 - 31, 2012	2,088,699	$22.19	2,088,699	$39,992,922
April 1 - 30, 2012	8,267,833	$21.42	8,267,833	$862,896,710
May 1 - 31, 2012	7,637,934	$20.89	7,637,934	$703,371,679
Total	17,994,466	$21.28	17,994,466	$703,371,679

(1)
On April 7, 2011, the Company announced that its Board of Directors had authorized the repurchase from time to time of up to an aggregate amount of $500.0 million of the Company's Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). The Board of Directors did not specify a date upon which the 2012 Authorization would expire.

(2)
Subsequent to February 29, 2012, the Company utilized the remaining $86.3 million outstanding under the 2012 Authorization to repurchase 3,970,481 shares of Class A Common Stock at an average cost of $21.74 per share, through open market transactions, thereby completing the 2012 Authorization.

(3)
On April 5, 2012, the Company announced that its Board of Directors had authorized the repurchase from time to time of up to an aggregate amount of $1.0 billion of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Through July 10, 2012, the Company repurchased 14,023,985 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $296.7 million, or an average cost of $21.15 per share, through open market transactions, thereby reducing the approximate dollar value of shares that may yet be purchased under the 2013 Authorization subsequent to July 10, 2012 to $703.3 million.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 53 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated:	July 10, 2012	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President, Finance and Controller

Dated:	July 10, 2012	By:	/s/ Robert Ryder
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

2.3
Membership Interest Purchase Agreement, dated as of June 28, 2012, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 28, 2012, filed July 2, 2012 and incorporated herein by reference).+

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

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

4.1
Indenture, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.2
Supplemental Indenture No. 1, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference).#

4.3
Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

4.4
Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).#

4.5
Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference).#

4.6
Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).#

4.7
Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.8
Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference).#

4.9
Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).#

4.10
Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.11
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

4.12
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1.1 to the Company's Current Report on Form 8-K, dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

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

4.14
Amendment No. 1, dated as of February 23, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the subsidiary guarantors referred to on the signature pages to such Amendment No. 1, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, dated and filed February 23, 2007 and incorporated herein by reference).#

4.15
Amendment No. 2, dated as of November 19, 2007, to the Credit Agreement, dated as of June 5, 2006, among Constellation, the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 2, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated and filed November 20, 2007 and incorporated herein by reference).#

4.16
Amendment No. 3, dated as of January 25, 2010, to the Credit Agreement, dated as of June 5, 2006, among Constellation Brands, Inc., the Subsidiary Guarantors referred to on the signature pages to such Amendment No. 3, JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent and Issuing Lender, Bank of America, N.A., in its capacity as Swingline Lender, The Bank of Nova Scotia, in its capacity as Issuing Lender, JPMorgan Securities Inc., in its capacity as joint bookrunner, CoBank, ACB, in its capacity as joint bookrunner, Banc of America Securities LLC, in its capacity as joint bookrunner and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch in its capacity as joint bookrunner (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 25, 2010, filed January 26, 2010 and incorporated herein by reference).

4.17
Guarantee Assumption Agreement, dated as of August 11, 2006, by Constellation Leasing, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference).#

4.18
Guarantee Assumption Agreement, dated as of November 30, 2006, by Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., and Vincor Finance, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.31 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference).#

4.19
Guarantee Assumption Agreement, dated as of May 4, 2007, by Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.39 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference).#

4.20
Guarantee Assumption Agreement, dated as of January 22, 2008, by BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference).#

4.21
Guarantee Assumption Agreement, dated as of February 27, 2009, by Constellation Services LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement dated as of June 5, 2006 (as modified and supplemented and in effect from time to time) (filed as Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference).

4.22
Credit Agreement, dated as of May 3, 2012, among Constellation, Bank of America, N.A., as Administrative Agent, and the Lenders and other parties party thereto (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated May 3, 2012, filed May 9, 2012 and incorporated herein by reference).

4.23
Interim Loan Agreement, dated as of June 28, 2012, among Constellation Brands, Inc., Bank of America, N.A., as Administrative Agent and a lender, and JPMorgan Chase Bank, N.A., as a lender (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated June 28, 2012, filed July 2, 2012 and incorporated herein by reference).

10.1
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company's Long-Term Stock Incentive Plan (grants on or after April 3, 2012) (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference).*

10.2
Form of Restricted Stock Unit Agreement with respect to the Company's Long-Term Stock Incentive Plan (grants on or after April 3, 2012) (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference).*

10.3
Final Form of Performance Share Unit Award Agreement for Executives with respect to the Company's Long-Term Stock Incentive Plan (awards on or after April 3, 2012) (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference).*

10.4
Guarantee Agreement, dated as of May 3, 2012, made by the subsidiaries of Constellation from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders under the Credit Agreement, dated as of May 3, 2012, among Constellation, Bank of America, N.A., as Administrative Agent, and the Lenders and other parties party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 3, 2012, filed May 9, 2012 and incorporated herein by reference).

10.5
Guarantee Agreement, dated as of June 28, 2012, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders under the Interim Loan Agreement dated as of June 28, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 28, 2012, filed July 2, 2012 and incorporated herein by reference).

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2012 and February 29, 2012, (ii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended May 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.*

*
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

+
This Exhibit has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

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