Form 10-Q
period 2012-08-31
CONSTELLATION BRANDS, INC.
filed 2012-10-10
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2012, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	158,937,813
Class B Common Stock, par value $.01 per share	23,525,235
Class 1 Common Stock, par value $.01 per share	69

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	60
PART II – OTHER INFORMATION
Item 4. Mine Safety Disclosures	60
Item 6. Exhibits	60
SIGNATURES	61
INDEX TO EXHIBITS	62
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. For further information regarding such forward-looking statements, risks and uncertainties, please see “Information Regarding Forward-Looking Statements” under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31, 2012	February 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash investments	$178.5	$85.8
Accounts receivable, net	487.1	437.6
Inventories	1,364.9	1,374.5
Prepaid expenses and other	147.4	136.4
Total current assets	2,177.9	2,034.3
PROPERTY, PLANT AND EQUIPMENT, net	1,233.5	1,255.8
GOODWILL	2,739.3	2,632.9
INTANGIBLE ASSETS, net	878.2	866.4
RESTRICTED CASH	650.0	—
OTHER ASSETS, net	361.6	320.5
Total assets	$8,040.5	$7,109.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$15.2	$377.9
Current maturities of long-term debt	43.8	330.2
Accounts payable	185.6	130.5
Accrued excise taxes	27.7	24.8
Other accrued expenses and liabilities	383.7	336.2
Total current liabilities	656.0	1,199.6
LONG-TERM DEBT, less current maturities	3,928.7	2,421.4
DEFERRED INCOME TAXES	618.5	608.7
OTHER LIABILITIES	219.2	204.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 239,669,412 shares at August 31, 2012, and 233,751,797 shares at February 29, 2012	2.4	2.3
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,532,835 shares at August 31, 2012, and 28,583,916 shares at February 29, 2012	0.3	0.3
Additional paid-in capital	1,832.6	1,691.4
Retained earnings	2,303.9	2,107.3
Accumulated other comprehensive income	157.7	173.7
	4,296.9	3,975.0
Less: Treasury stock –
Class A Common Stock, 80,883,025 shares at August 31, 2012, and 63,015,441 shares at February 29, 2012, at cost	(1,676.6)	(1,296.8)
Class B Convertible Common Stock, 5,005,800 shares at August 31, 2012, and February 29, 2012, at cost	(2.2)	(2.2)
	(1,678.8)	(1,299.0)
Total stockholders’ equity	2,618.1	2,676.0
Total liabilities and stockholders’ equity	$8,040.5	$7,109.9
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2012	2011	2012	2011
SALES	$1,523.0	$1,481.1	$797.7	$770.4
Less – excise taxes	(189.7)	(155.6)	(99.2)	(80.2)
Net sales	1,333.3	1,325.5	698.5	690.2
COST OF PRODUCT SOLD	(797.6)	(791.5)	(413.4)	(407.2)
Gross profit	535.7	534.0	285.1	283.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(298.3)	(276.4)	(154.3)	(138.2)
RESTRUCTURING CHARGES	(0.7)	(10.8)	(0.2)	0.3
Operating income	236.7	246.8	130.6	145.1
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	131.1	126.2	70.5	64.0
INTEREST EXPENSE, net	(105.3)	(86.8)	(54.6)	(42.5)
LOSS ON WRITE-OFF OF FINANCING COSTS	(2.8)	—	—	—
Income before income taxes	259.7	286.2	146.5	166.6
PROVISION FOR INCOME TAXES	(63.1)	(49.0)	(21.9)	(3.9)
NET INCOME	$196.6	$237.2	$124.6	$162.7

COMPREHENSIVE INCOME	$180.6	$265.2	$199.2	$155.8

SHARE DATA:
Earnings per common share:
Basic – Class A Common Stock	$1.09	$1.14	$0.71	$0.78
Basic – Class B Convertible Common Stock	$0.99	$1.04	$0.64	$0.71

Diluted – Class A Common Stock	$1.05	$1.11	$0.67	$0.76
Diluted – Class B Convertible Common Stock	$0.96	$1.02	$0.62	$0.70

Weighted average common shares outstanding:
Basic – Class A Common Stock	158.527	186.837	154.794	186.629
Basic – Class B Convertible Common Stock	23.545	23.599	23.536	23.593

Diluted – Class A Common Stock	187.458	214.406	184.640	213.645
Diluted – Class B Convertible Common Stock	23.545	23.599	23.536	23.593

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196.6	$237.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	52.4	46.0
Deferred tax provision	31.9	24.7
Stock-based compensation expense	21.4	24.2
Amortization of intangible and other assets	4.8	6.3
Loss on extinguishment of debt	2.8	—
Equity in earnings of equity method investees, net of distributed earnings	(0.6)	10.0
(Gain) loss on disposal of long-lived assets, net	(0.5)	0.1
Gain on business sold, net	—	(0.8)
Change in operating assets and liabilities:
Accounts receivable, net	(51.1)	(84.5)
Inventories	37.2	118.7
Prepaid expenses and other current assets	(1.0)	7.7
Accounts payable	52.5	12.8
Accrued excise taxes	2.9	12.1
Other accrued expenses and liabilities	3.7	83.0
Other, net	15.5	19.9
Total adjustments	171.9	280.2
Net cash provided by operating activities	368.5	517.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(159.7)	—
Purchases of property, plant and equipment	(35.6)	(39.2)
Payments related to sale of business	(0.3)	(28.8)
Proceeds from sales of assets	7.9	0.3
Proceeds from notes receivable	4.6	1.0
Other investing activities	(0.9)	(6.5)
Net cash used in investing activities	(184.0)	(73.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(838.0)	(419.9)
Payment of restricted cash upon issuance of long-term debt	(650.0)	—
Purchases of treasury stock	(383.0)	(187.5)
Net (repayment of) proceeds from notes payable	(358.3)	113.3
Payment of financing costs of long-term debt	(34.1)	—
Payment of minimum tax withholdings on stock-based payment awards	(0.5)	(2.2)
Proceeds from issuance of long-term debt	2,050.0	—
Proceeds from exercises of employee stock options	110.5	39.0
Proceeds from excess tax benefits from stock-based payment awards	11.4	10.6
Proceeds from employee stock purchases	2.1	2.4
Net cash used in financing activities	(89.9)	(444.3)

Effect of exchange rate changes on cash and cash investments	(1.9)	0.9

NET INCREASE IN CASH AND CASH INVESTMENTS	92.7	0.8
CASH AND CASH INVESTMENTS, beginning of period	85.8	9.2
CASH AND CASH INVESTMENTS, end of period	$178.5	$10.0

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of Business
Fair value of assets acquired, including cash acquired	$159.7	$—
Liabilities assumed	—	—
Net assets acquired	159.7	—
Less – cash acquired	—	—
Net cash paid for purchase of business	$159.7	$—

Property, plant and equipment acquired under financing arrangements	$8.3	$15.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
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

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2012	February 29, 2012
(in millions)
Raw materials and supplies	$46.9	$47.6
In-process inventories	973.0	1,048.4
Finished case goods	345.0	278.5
	$1,364.9	$1,374.5

4.    DERIVATIVE INSTRUMENTS:

As a multinational company, the Company is exposed to market risk from changes in foreign currency exchange rates, diesel fuel prices and interest rates that could affect the Company’s results of operations and financial condition. The amount of volatility realized will vary based upon the effectiveness and level of derivative instruments outstanding during a particular period of time, as well as the currency, fuel pricing and interest rate market movements during that same period.

The Company enters into derivative instruments, primarily interest rate swaps, foreign currency forward and option contracts, and diesel fuel swaps, to manage interest rate, foreign currency and diesel fuel pricing risks. In accordance with the FASB guidance for derivatives and hedging, the Company recognizes all derivatives as either assets or liabilities on its consolidated balance sheet and measures those instruments at fair value (see Note 5). The fair values of the Company’s derivative instruments change with fluctuations in interest rates, currency rates and/or fuel prices and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate, foreign currency and diesel fuel pricing risks, including prohibitions on derivative market-making or other speculative activities.

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

Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income. As of August 31, 2012, and February 29, 2012, the Company had undesignated foreign currency contracts outstanding with a notional value of $273.2 million and $148.6 million, respectively. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $1.0 billion outstanding as of August 31, 2012 (see Note 10). The Company had no undesignated interest rate swap agreements outstanding as of February 29, 2012.

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

Cash flow hedges:
The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and, historically, third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates and diesel fuel swaps to manage its exposure to changes in diesel fuel prices. Derivatives managing the Company’s cash flow exposures mature generally within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument became no longer effective immediately on the Company’s Consolidated Statements of Comprehensive Income. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately on the Company’s Consolidated Statements of Comprehensive Income in selling, general and administrative expenses.

The Company records the fair value of its foreign currency contracts, interest rate swap contracts and diesel fuel swap contracts qualifying for cash flow hedge accounting treatment on its consolidated balance sheet with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI (as defined in Note 15)). These deferred gains or losses are recognized on the Company’s Consolidated Statements of Comprehensive Income in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of such derivative instrument is immediately recognized on the Company’s Consolidated Statements of Comprehensive Income in selling, general and administrative expenses.

As of August 31, 2012, and February 29, 2012, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $199.3 million and $353.7 million, respectively. In addition, as of August 31, 2012, and February 29, 2012, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $500.0 million (see Note 10). Lastly, as of August 31, 2012, the Company had cash flow designated diesel fuel swap contracts outstanding with a notional value of $13.9 million. The Company had no cash flow designated diesel fuel swap contracts outstanding as of February 29, 2012. The Company expects $6.8 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

Fair value hedges:
Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments, which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the six months and three months ended August 31, 2012, and August 31, 2011.

Net investment hedges:
Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the six months and three months ended August 31, 2012, and August 31, 2011.

Fair values of derivative instruments:
The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows:

Balance Sheet Location	August 31, 2012	February 29, 2012
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$0.9	$7.9
Other accrued expenses and liabilities	$1.4	$2.7
Other assets, net	$0.7	$3.6
Other liabilities	$0.6	$2.2

Interest rate swap contracts:
Other accrued expenses and liabilities	$3.5	$15.0
Other liabilities	$4.4	$30.7

Diesel fuel swap contracts:
Prepaid expenses and other	$1.1	$—
Other assets, net	$0.3	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.6	$1.4
Other accrued expenses and liabilities	$1.1	$1.1
Other assets, net	$—	$0.3
Other liabilities	$—	$0.4

Interest rate swap contracts:
Prepaid expenses and other	$3.5	$—
Other accrued expenses and liabilities	$15.8	$—
Other assets, net	$4.6	$—
Other liabilities	$33.8	$—

Diesel fuel swap contracts:
Prepaid expenses and other	$0.1	$—

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Comprehensive Income, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net (Loss) Gain Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Six Months Ended August 31, 2012
Foreign currency contracts	$(1.0)	Sales	$1.7
Foreign currency contracts	(1.7)	Cost of product sold	1.5
Diesel fuel swap contracts	0.9	Cost of product sold	—
Interest rate swap contracts	(6.2)	Interest expense, net	(4.1)
Total	$(8.0)	Total	$(0.9)

For the Six Months Ended August 31, 2011
Foreign currency contracts	$7.0	Sales	$2.7
Foreign currency contracts	6.2	Cost of product sold	0.6
Interest rate swap contracts	(22.6)	Interest expense, net	—
Total	$(9.4)	Total	$3.3

For the Three Months Ended August 31, 2012
Foreign currency contracts	$(1.4)	Sales	$0.5
Foreign currency contracts	2.1	Cost of product sold	0.8
Diesel fuel swap contracts	0.9	Cost of product sold	—
Interest rate swap contracts	(3.5)	Interest expense, net	(2.0)
Total	$(1.9)	Total	$(0.7)

For the Three Months Ended August 31, 2011
Foreign currency contracts	$3.3	Sales	$1.7
Foreign currency contracts	2.3	Cost of product sold	0.6
Interest rate swap contracts	(13.0)	Interest expense, net	—
Total	$(7.4)	Total	$2.3

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain Recognized in Income (Ineffective portion)	Net Gain Recognized in Income (Ineffective portion)
(in millions)
For the Six Months Ended August 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$0.2

For the Six Months Ended August 31, 2011
Foreign currency contracts	Selling, general and administrative expenses	$0.8

For the Three Months Ended August 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$0.3

For the Three Months Ended August 31, 2011
Foreign currency contracts	Selling, general and administrative expenses	$0.2

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Comprehensive Income is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net (Loss) Gain Recognized in Income	Net (Loss) Gain Recognized in Income
(in millions)
For the Six Months Ended August 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$(2.2)
Interest rate swap contracts	Interest expense, net	(0.4)
		$(2.6)

For the Six Months Ended August 31, 2011
Foreign currency contracts	Selling, general and administrative expenses	$4.8

For the Three Months Ended August 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$2.1
Interest rate swap contracts	Interest expense, net	(0.3)
		$1.8

For the Three Months Ended August 31, 2011
Foreign currency contracts	Selling, general and administrative expenses	$1.7

Credit risk:
The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2012, the fair value of derivative instruments in a net liability position due to counterparties was $51.5 million. If the Company were required to settle the net liability position under these derivative instruments on August 31, 2012, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of August 31, 2012, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of August 31, 2012, the fair value of derivative instruments in a net receivable position due from counterparties was $3.7 million.

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	August 31, 2012		February 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$178.5	$178.5	$85.8	$85.8
Accounts receivable	$487.1	$487.1	$436.0	$436.0
Restricted cash	$650.0	$650.0	$—	$—
Available-for-sale debt securities	$30.9	$30.9	$28.5	$28.5
Foreign currency contracts	$3.2	$3.2	$13.2	$13.2
Interest rate swap contracts	$8.1	$8.1	$—	$—
Diesel fuel swap contracts	$1.5	$1.5	$—	$—
Notes receivable	$—	$—	$1.6	$1.6

Liabilities:
Notes payable to banks	$15.2	$15.2	$377.9	$377.6
Accounts payable	$185.6	$185.6	$130.5	$130.5
Long-term debt, including current portion	$3,972.5	$4,318.5	$2,751.6	$3,007.9
Foreign currency contracts	$3.1	$3.1	$6.4	$6.4
Interest rate swap contracts	$57.5	$57.5	$45.7	$45.7

The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

Cash and cash investments, accounts receivable, accounts payable and restricted cash: The carrying amounts approximate fair value due to the short maturity of these instruments (Level 1 fair value measurement).
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
Diesel fuel swap contracts: The fair value is estimated based on quoted market prices from respective counterparties (see “Fair value measurements” below) (Level 2 fair value measurement).
Notes receivable: These instruments are fixed interest rate bearing notes. The fair value is estimated by discounting cash flows using market-based inputs, including counterparty credit risk (Level 3 fair value measurement).
Notes payable to banks: The revolving credit facility under the Company’s senior credit facility is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon the Company’s debt ratio (as defined in the Company’s senior credit facility). The fair value of the revolving credit facility is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The remaining instruments are variable interest rate bearing notes for which the carrying value approximates the fair value (Level 2 fair value measurement).
Long-term debt: The term loans under the Company’s senior credit facility are variable interest rate bearing notes which include a fixed margin which is adjustable based upon the Company’s debt ratio. The fair value of the term loans is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The fair value of the remaining long-term debt, which is all fixed rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2012
Assets:
AFS debt securities	$—	$—	$30.9	$30.9
Foreign currency contracts	$—	$3.2	$—	$3.2
Interest rate swap contracts	$—	$8.1	$—	$8.1
Diesel fuel swap contracts	$—	$1.5	$—	$1.5
Liabilities:
Foreign currency contracts	$—	$3.1	$—	$3.1
Interest rate swap contracts	$—	$57.5	$—	$57.5

February 29, 2012
Assets:
AFS debt securities	$—	$—	$28.5	$28.5
Foreign currency contracts	$—	$13.2	$—	$13.2
Liabilities:
Foreign currency contracts	$—	$6.4	$—	$6.4
Interest rate swap contracts	$—	$45.7	$—	$45.7

The Company’s foreign currency contracts consist of foreign currency forward and option contracts which are valued using market-based inputs, obtained from independent pricing services, into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, interest-rate yield curves and currency volatilities. Interest rate swap fair values are based on quotes from respective counterparties. Quotes are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services. Diesel fuel swap fair values are based on quotes from respective counterparties. Quotes are corroborated by the Company using market data. AFS debt securities are valued using market-based inputs into discounted cash flow models.

The following table represents a reconciliation of the changes in fair value of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	August 31, 2012	August 31, 2011
(in millions)
AFS Debt Securities
Balance as of March 1	$28.5	$40.8
Total net gains (losses):
Included in earnings (interest expense, net)	2.4	3.1
Included in other comprehensive income (net unrealized losses on AFS debt securities)	—	(0.2)
Total net gains	2.4	2.9
Balance as of the end of the period	$30.9	$43.7

The fair value of the Level 3 AFS debt securities is based upon market-based inputs into discounted cash flow models that use both observable and unobservable inputs. The significant observable inputs used in the fair value measurement of the AFS debt securities are the Australian risk-free interest rate and the global high yield “B” rated option adjusted spread. The significant unobservable input used in the fair value measurement of the AFS debt securities is the internally reported results of operations of the underlying investment. A significant change in this unobservable input could result in a change in the fair value measurement of the AFS debt securities.

6.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Constellation Wines and Spirits	Crown Imports LLC	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 28, 2011
Goodwill	$2,619.8	$13.0	$(13.0)	$2,619.8
Accumulated impairment losses	—	—	—	—
	2,619.8	13.0	(13.0)	2,619.8
Purchase accounting allocations	9.3	—	—	9.3
Foreign currency translation adjustments	3.8	—	—	3.8
Balance, February 29, 2012
Goodwill	2,632.9	13.0	(13.0)	2,632.9
Accumulated impairment losses	—	—	—	—
	2,632.9	13.0	(13.0)	2,632.9
Purchase accounting allocations	110.0	—	—	110.0
Foreign currency translation adjustments	(3.6)	—	—	(3.6)
Balance, August 31, 2012
Goodwill	2,739.3	13.0	(13.0)	2,739.3
Accumulated impairment losses	—	—	—	—
	$2,739.3	$13.0	$(13.0)	$2,739.3

Ruffino –
For the year ended February 29, 2012, purchase accounting allocations of $9.3 million in the Constellation Wines and Spirits segment (formerly known as the Constellation Wines North America segment) consist of purchase accounting allocations associated with the acquisition of Ruffino S.r.l. (“Ruffino”) (see Note 9).

Mark West –
For the six months ended August 31, 2012, purchase accounting allocations of $110.0 million in the Constellation Wines and Spirits segment consist primarily of purchase accounting allocations associated with the acquisition of Mark West (as defined below). In July 2012, the Company acquired Mark West for $159.7 million, subject to post-closing adjustments. The transaction primarily includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (“Mark West”). The purchase price was financed with revolver borrowings under the May 2012 Credit Agreement (as defined in Note 10). In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed have been measured at their acquisition-date fair values. The acquisition of Mark West was not material for purposes of supplemental disclosure per the FASB guidance on business combinations. The results of operations of Mark West are reported in the Constellation Wines and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

7.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	August 31, 2012		February 29, 2012
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$83.7	$57.6	$82.8	$59.1
Other	8.0	3.5	7.0	3.7
Total	$91.7	61.1	$89.8	62.8

Nonamortizable intangible assets:
Trademarks		811.5		798.0
Other		5.6		5.6
Total		817.1		803.6
Total intangible assets, net		$878.2		$866.4

The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months and three months ended August 31, 2012, and August 31, 2011. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $3.6 million and $2.5 million for the six months ended August 31, 2012, and August 31, 2011, respectively, and $1.8 million and $1.3 million for the three months ended August 31, 2012, and August 31, 2011, respectively. Estimated amortization expense for the remaining six months of fiscal 2013 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2013	$3.6
2014	$6.0
2015	$5.1
2016	$5.1
2017	$4.8
2018	$4.7
Thereafter	$31.8

8.    RESTRICTED CASH:

In connection with the issuance of the August 2012 Senior Notes (as defined in Note 10), on August 14, 2012, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the August 2012 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “Escrowed Property”) was placed into an escrow account and will be released to the Company upon the closing of the Crown Acquisition (as defined below). The restricted cash consists of highly liquid investments with an original maturity when purchased of 30 days or less. Income from these investments is paid into the escrow account and is subject to the terms of the Escrow Agreement. As of August 31, 2012, the Company had $650.0 million of restricted cash – noncurrent on its Consolidated Balance Sheets. In the event the Crown Acquisition is not consummated, this cash would be used to redeem the August 2012 Senior Notes (see Note 10). The Company had no restricted cash as of February 29, 2012.

Pending acquisition of Crown Imports –
In June 2012, the Company signed a definitive agreement to acquire the remaining 50% equity interest in Crown Imports (as defined in Note 9) for approximately $1.85 billion (the “Crown Acquisition”). In August 2012, the Company entered into financing arrangements to fund the Crown Acquisition consisting of a $575.0 million delayed draw term loan facility under the Company’s 2012 Credit Agreement (as defined in Note 10) and the August 2012 Senior Notes. The Company expects the remaining financing for the Crown Acquisition to consist of revolver borrowings under the Company’s 2012 Credit Agreement, together with available cash. The Company also has a fully committed bridge facility through December 30, 2013, upon which it could draw to fund all or a portion of the Crown Acquisition if any of its expected financing is unavailable. The Company currently expects to complete the Crown Acquisition in the first quarter of calendar 2013, subject to the satisfaction of certain closing conditions, including the receipt of necessary regulatory approvals and the consummation of certain transactions between Anheuser-Busch InBev SA/NV and Modelo (as defined in Note 9) and certain of its affiliates. The Company cannot guarantee that the Crown Acquisition will be completed upon the agreed upon terms, or at all. The results of operations of Crown Imports will be reported in the Crown Imports segment and will be included in the consolidated results of operations of the Company from the date of acquisition. The Crown Acquisition is expected to be significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows.

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

The Company accounts for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Comprehensive Income. As of August 31, 2012, and February 29, 2012, the Company’s investment in Crown Imports was $179.1 million and $176.4 million, respectively. As of August 31, 2012, the carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. As of February 29, 2012, the carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $26.4 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party and timing of receipt of certain cash distributions from Crown Imports. The Company received $130.2 million and $134.5 million of cash distributions from Crown Imports for the six months ended August 31, 2012, and August 31, 2011, respectively, all of which represent distributions of earnings.

The following table presents summarized financial information for the Company’s Crown Imports equity method investment. The amounts shown represent 100% of this equity method investment’s results of operations.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2012	2011	2012	2011
(in millions)
Net sales	$1,512.5	$1,404.5	$788.4	$727.0
Gross profit	$436.8	$409.9	$225.6	$210.3
Income from continuing operations	$266.0	$245.0	$143.2	$125.4
Net income	$266.0	$245.0	$143.2	$125.4

Ruffino:
Prior to the acquisition of Ruffino, the well-known Italian fine wine company, on October 5, 2011 (as further discussed below), the Company had a 49.9% interest in Ruffino. The Company did not have a controlling interest in Ruffino or exert any managerial control and the Company accounted for its investment in Ruffino under the equity method. Accordingly, the results of operations of Ruffino were included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Comprehensive Income through October 5, 2011. In addition, prior to October 5, 2011, the Company’s Constellation Wines and Spirits segment distributed Ruffino’s products primarily in the U.S. Amounts purchased from Ruffino under this arrangement for the six months and three months ended August 31, 2011, were not material. As of August 31, 2011, amounts payable to Ruffino were not material.

On October 5, 2011, the Company acquired the entire remaining 50.1% interest in Ruffino for €50.3 million ($68.6 million). As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). The purchase price was financed with revolver borrowings under the Company’s then existing senior credit facility. In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed have been measured at their acquisition-date fair values. The acquisition of Ruffino was not material for purposes of supplemental disclosure per the FASB guidance on business combinations. The results of operations of the Ruffino business are reported in the Company’s Constellation Wines and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Investment in Accolade –
The Company retained a less than 20% interest in Accolade, its previously owned Australian and U.K. business divested in January 2011, which consists of equity securities and AFS debt securities. The investment in the equity securities is accounted for under the cost method. Accordingly, the Company recognizes earnings only upon the receipt of a dividend from Accolade. Dividends received in excess of net accumulated earnings since the date of investment are considered a return of investment and are recorded as a reduction of the cost of the investment. No dividends were received for the six months and three months ended August 31, 2012, and August 31, 2011. The AFS debt securities are measured at fair value on a recurring basis with unrealized holding gains and losses, including foreign currency gains and losses, reported in AOCI until realized (see Note 15). Interest income is recognized based on the interest rate implicit in the AFS debt securities’ fair value and is reported in interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. Interest income of $2.4 million and $3.1 million was recognized in connection with the AFS debt securities for the six months ended August 31, 2012, and August 31, 2011, respectively. Interest income of $1.2 million and $1.6 million was recognized in connection with the AFS debt securities for the three months ended August 31, 2012, and August 31, 2011, respectively. The AFS debt securities contractually mature in January 2023 and can be settled, at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.

The Company is party to several agreements with Accolade, including distribution agreements under which the Company’s Constellation Wines and Spirits segment distributes Accolade’s products primarily in the U.S. and Canada, and Accolade distributes Constellation Wines and Spirits’ products primarily in Australia, the U.K., and Mainland Europe; certain bulk wine supply agreements; and certain bottling agreements. The following table presents a summary of amounts recognized under these arrangements. As of August 31, 2012, and February 29, 2012, amounts receivable from or payable to Accolade under these arrangements were not material. Effective October 1, 2012, the Company no longer distributes Accolade’s products in the U.S.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2012	2011	2012	2011
(in millions)
Amounts sold to or related to services performed for Accolade	$48.5	$49.6	$24.0	$22.6

Amounts purchased from or related to services performed by Accolade	$7.8	$8.0	$3.8	$4.7

10.    BORROWINGS:

Borrowings consist of the following:

	August 31, 2012			February 29, 2012
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks
Senior Credit Facility –
Revolving Credit Loans	$—	$—	$—	$298.0
Other	15.2	—	15.2	79.9
	$15.2	$—	$15.2	$377.9

Long-term Debt
Senior Credit Facility – Term Loans	$30.0	$770.0	$800.0	$826.6
Senior Notes	—	3,145.4	3,145.4	1,894.8
Other Long-term Debt	13.8	13.3	27.1	30.2
	$43.8	$3,928.7	$3,972.5	$2,751.6

Senior credit facility –
On May 3, 2012 (the “Closing Date”), the Company, Bank of America, N.A., as administrative agent, and certain other lenders (all such parties other than the Company are collectively referred to as the “Lenders”) entered into a new Credit Agreement (the “May 2012 Credit Agreement”). On August 8, 2012, the May 2012 Credit Agreement was amended and restated (the “August 2012 Restatement”). The May 2012 Credit Agreement together with the August 2012 Restatement is referred to as the “2012 Credit Agreement.” The 2012 Credit Agreement provides for aggregate credit facilities of $2,225.0 million, consisting of a $550.0 million term loan facility maturing on May 3, 2017 (the “Term A Facility”), a $250.0 million term loan facility maturing on May 3, 2019 (the “Term A-1 Facility”), a $575.0 million delayed draw term loan facility maturing on August 8, 2017 (the “Term A-2 Facility”), and an $850.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates on May 3, 2017 (the “Revolving Credit Facility”). The obligation of the relevant Lenders to make loans pursuant to the Term A-2 Facility (the “Term A-2 Loans”) terminates no later than December 30, 2013, and is subject to limited conditions, including, but not limited to, the Crown Acquisition having closed (or closing concurrently with the making of the Term A-2 Loans, the “Term A-2 Closing Date”). The 2012 Credit Agreement also permits the Company from time to time after the Closing Date to elect to increase the Lenders’ revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans (the “Incremental Facilities Cap”), other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $500.0 million until the Term A-2 Closing Date (see additional discussion below). A portion of the proceeds of the May 2012 Credit Agreement were used to repay the outstanding obligations under the Company’s then existing senior credit facility. The Company uses its revolving credit facility under the 2012 Credit Agreement for general corporate purposes.

The rate of interest on borrowings under the 2012 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2012 Credit Agreement). As of August 31, 2012, the LIBOR margin for the Term A Facility and the Revolving Credit Facility was 1.75%; and the LIBOR margin for the Term A-1 Facility was 2.0%.

The changes to the May 2012 Credit Agreement effected by the August 2012 Restatement, among other things, (i)  arranged a portion of the debt to finance the Crown Acquisition (the Term A-2 Facility), (ii)  facilitated the issuance of the August 2012 Senior Notes and the arrangements under the Escrow Agreement, (iii)  modified certain defined terms and covenant requirements, and (iv)  adjusted the Incremental Facilities Cap from $750.0 million to $500.0 million until the Term A-2 Closing Date. Subsequent to the Term A-2 Closing Date, the Incremental Facilities Cap will be $750.0 million minus the amount by which the aggregate initial principal amount of the Term A-2 Loans exceeds $325.0 million, if any. If the Term A-2 Loans are never borrowed and the commitments for the Term A-2 Facility are terminated, the Incremental Facilities Cap will revert to $750.0 million.

The obligations under the 2012 Credit Agreement are guaranteed by certain of the Company's U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii)  55-65% of certain interests of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to covenants that are contained in the 2012 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict the Company’s non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio.

As of August 31, 2012, under the 2012 Credit Agreement, the Company had outstanding borrowings under the Term A Facility of $550.0 million bearing an interest rate of 2.0%, Term A-1 Facility of $250.0 million bearing an interest rate of 2.2%, outstanding letters of credit of $15.4 million, and $834.6 million in revolving loans available to be drawn.

As of August 31, 2012, the required principal repayments of the Term A Facility and the Term A-1 Facility for the remaining six months of fiscal 2013 and for each of the five succeeding fiscal years and thereafter are as follows:

	Term A Facility	Term A-1 Facility	Total
(in millions)
2013	$13.7	$1.3	$15.0
2014	27.5	2.5	30.0
2015	41.3	2.5	43.8
2016	55.0	2.5	57.5
2017	55.0	2.5	57.5
2018	357.5	2.5	360.0
Thereafter	—	236.2	236.2
	$550.0	$250.0	$800.0

In April 2012, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. Accordingly, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For the six months ended August 31, 2012, the Company reclassified net losses of $4.1 million, net of income tax effect, from AOCI to interest expense, net on the Company’s Consolidated Statements of Comprehensive Income. For the three months ended August 31, 2012, the Company reclassified net losses of $2.0 million, net of income tax effect, from AOCI to interest expense, net on the Company’s Consolidated Statements of Comprehensive Income. The Company did not reclassify any amount from AOCI to interest expense, net on its Consolidated Statements of Comprehensive Income for the six months and three months ended August 31, 2011.

Senior notes –
On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s prior senior credit facility and common stock share repurchases under the 2013 Authorization (as defined in Note 13). Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. The April 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The April 2012 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s U.S. subsidiaries guarantee the April 2012 Senior Notes, on a senior unsecured basis. As of August 31, 2012, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

On August 14, 2012, the Company issued $650.0 million aggregate principal amount of 4.625% Senior Notes due March 2023 (the “August 2012 Senior Notes”). The Company intends to use the net proceeds from the offering ($641.4 million) to fund a portion of the Crown Acquisition. Interest on the August 2012 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2013. The August 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. In addition, if the Crown Acquisition is terminated or has not been consummated on or prior to December 30, 2013, all of the August 2012 Senior Notes will be redeemed (the “Special Mandatory Redemption”) at a price equal to 100% of the outstanding principal amount, together with accrued and unpaid interest to the date of the Special Mandatory Redemption. The August 2012 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness except that the Escrowed Property will be held in escrow and has been pledged to secure the August 2012 Senior Notes until it is used to fund a portion of the purchase price for the Crown Acquisition. Certain of the Company’s U.S. subsidiaries guarantee the August 2012 Senior Notes, on a senior unsecured basis. As of August 31, 2012, the Company had outstanding $650.0 million aggregate principal amount of August 2012 Senior Notes.

As discussed previously, in connection with the issuance of the August 2012 Senior Notes, the Company entered into the Escrow Agreement pursuant to which the Escrowed Property was placed into an escrow account. In accordance with the terms of the Escrow Agreement, the Escrowed Property will be released to the Company upon closing of the Crown Acquisition. If the Crown Acquisition is terminated or has not been consummated on or prior to December 30, 2013, the Escrowed Property will be released for purposes of effecting the Special Mandatory Redemption.

Debt payments –
Principal payments required under long-term debt obligations (excluding unamortized discount of $4.6 million) for the remaining six months of fiscal 2013 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2013	$24.0
2014	38.0
2015	550.7
2016	60.3
2017	757.9
2018	1,060.0
Thereafter	1,486.2
$3,977.1

11.    INCOME TAXES:

The Company’s effective tax rate for the six months ended August 31, 2012, and August 31, 2011, was 24.3% and 17.1%, respectively. The Company’s effective tax rate for the six months ended August 31, 2012, was substantially impacted by the additional generation of foreign tax credits. The Company’s effective tax rate for the six months ended August 31, 2011, was substantially impacted by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during the six months ended August 31, 2011.

The Company’s effective tax rate for the three months ended August 31, 2012, and August 31, 2011, was 14.9% and 2.3%, respectively. The Company’s effective tax rate for the three months ended August 31, 2012, was substantially impacted by the additional generation of foreign tax credits. The Company’s effective tax rate for the three months ended August 31, 2011, was substantially impacted by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during the three months ended August 31, 2011.

12.    COMMITMENTS AND CONTINGENCIES:

Indemnification liabilities –
In connection with the Company’s January 2011 divestiture of 80.1% of its Australian and U.K. business (the “CWAE Divestiture”), the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of Accolade, a certain facility in the U.K. and certain income tax matters. As of August 31, 2012, and February 29, 2012, the carrying amount of these indemnification liabilities was $22.4 million. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of August 31, 2012, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $303.5 million under these indemnifications with $282.1 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

In addition, prior to January 1, 2012, Constellation Beers provided certain administrative services to Crown Imports. On January 1, 2012, in accordance with the terms of the original joint venture agreement, such administrative services were discontinued. In connection with the discontinuation of the Company’s administrative services agreement with Crown Imports, Crown Imports entered into a contract with a third party for the lease of certain office facilities. The Company is jointly and severally liable with Modelo to indemnify the third party for lease payments over the term of the contract which extends through June 2021. The fair value of the liability recorded at January 1, 2012, was not material. As of August 31, 2012, if the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of August 31, 2012, this indemnification could require the Company to make potential future payments of up to $39.2 million with none of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under this indemnification and the Company believes that the likelihood is remote that this indemnification could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity. As of August 31, 2012, and February 29, 2012, the carrying amount of this indemnification liability was not material.

13.    STOCKHOLDERS’ EQUITY:

In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). During the year ended February 29, 2012, the Company repurchased 21,234,266 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $413.7 million, or an average cost of $19.48 per share, through open market transactions. During the six months ended August 31, 2012, the Company utilized the remaining $86.3 million outstanding under the 2012 Authorization to repurchase 3,970,481 shares of Class A Common Stock at an average cost of $21.74 per share, through open market transactions. In total, the Company has repurchased 25,204,747 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $500.0 million, or an average cost of $19.84 per share. The Company used proceeds from revolver borrowings under its then existing senior credit facility and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

In April 2012, the Company’s Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Share repurchases under the 2013 Authorization may be accomplished at management’s discretion from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund future share repurchases with cash generated from operations or proceeds from borrowings under its senior credit facility. Any repurchased shares will become treasury shares.

During the six months ended August 31, 2012, the Company repurchased 14,023,985 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $296.7 million, or an average cost of $21.15 per share, through open market transactions. The Company used proceeds from the April 2012 Senior Notes, revolver borrowings under both the May 2012 Credit Agreement and its prior senior credit facility, and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

14.    EARNINGS PER COMMON SHARE:

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the six months and three months ended August 31, 2012, and August 31, 2011, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the six months and three months ended August 31, 2012, and August 31, 2011, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted earnings per common share is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2012	2011	2012	2011
(in millions, except per share data)
Income available to common stockholders	$196.6	$237.2	$124.6	$162.7

Weighted average common shares outstanding – basic:
Class A Common Stock	158.527	186.837	154.794	186.629
Class B Convertible Common Stock	23.545	23.599	23.536	23.593

Weighted average common shares outstanding – diluted:
Class A Common Stock	158.527	186.837	154.794	186.629
Class B Convertible Common Stock	23.545	23.599	23.536	23.593
Stock-based awards, primarily stock options	5.386	3.970	6.310	3.423
Weighted average common shares outstanding – diluted	187.458	214.406	184.640	213.645

Earnings per common share – basic:
Class A Common Stock	$1.09	$1.14	$0.71	$0.78
Class B Convertible Common Stock	$0.99	$1.04	$0.64	$0.71
Earnings per common share – diluted:
Class A Common Stock	$1.05	$1.11	$0.67	$0.76
Class B Convertible Common Stock	$0.96	$1.02	$0.62	$0.70

For the six months ended August 31, 2012, and August 31, 2011, stock-based awards, primarily stock options, which could result in the issuance of 3.6 million and 9.0 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended August 31, 2012, and August 31, 2011, stock-based awards, primarily stock options, which could result in the issuance of 3.2 million and 9.1 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

15.    COMPREHENSIVE INCOME:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized losses on derivative instruments, net unrealized (losses) gains on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2012
Net income			$196.6
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(12.4)	$3.5	(8.9)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(12.4)	3.5	(8.9)
Unrealized loss on cash flow hedges:
Net derivative losses	(12.6)	4.6	(8.0)
Reclassification adjustments	2.1	(1.4)	0.7
Net loss recognized in other comprehensive loss	(10.5)	3.2	(7.3)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	—	(0.1)	(0.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	—	(0.1)	(0.1)
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	0.1	—
Reclassification adjustments	0.4	(0.1)	0.3
Net gain recognized in other comprehensive loss	0.3	—	0.3
Other comprehensive loss	$(22.6)	$6.6	(16.0)
Total comprehensive income			$180.6

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2011
Net income			$237.2
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gains	$42.0	$(0.5)	41.5
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	42.0	(0.5)	41.5
Unrealized loss on cash flow hedges:
Net derivative losses	(19.6)	10.2	(9.4)
Reclassification adjustments	(5.1)	1.0	(4.1)
Net loss recognized in other comprehensive income	(24.7)	11.2	(13.5)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.2)	—	(0.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(0.2)	—	(0.2)
Pension/postretirement adjustments:
Net actuarial losses	—	—	—
Reclassification adjustments	0.2	—	0.2
Net gain recognized in other comprehensive income	0.2	—	0.2
Other comprehensive income	$17.3	$10.7	28.0
Total comprehensive income			$265.2

For the Three Months Ended August 31, 2012
Net income			$124.6
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gains	$70.7	$3.7	74.4
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	70.7	3.7	74.4
Unrealized loss on cash flow hedges:
Net derivative losses	(4.1)	2.2	(1.9)
Reclassification adjustments	1.1	(0.7)	0.4
Net loss recognized in other comprehensive income	(3.0)	1.5	(1.5)
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	2.3	(0.1)	2.2
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	2.3	(0.1)	2.2
Pension/postretirement adjustments:
Net actuarial losses	(0.9)	0.3	(0.6)
Reclassification adjustments	0.2	(0.1)	0.1
Net loss recognized in other comprehensive income	(0.7)	0.2	(0.5)
Other comprehensive income	$69.3	$5.3	74.6
Total comprehensive income			$199.2

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2011
Net income			$162.7
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gains	$2.7	$0.3	3.0
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	2.7	0.3	3.0
Unrealized loss on cash flow hedges:
Net derivative losses	(14.2)	6.8	(7.4)
Reclassification adjustments	(3.1)	0.6	(2.5)
Net loss recognized in other comprehensive loss	(17.3)	7.4	(9.9)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.2)	—	(0.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.2)	—	(0.2)
Pension/postretirement adjustments:
Net actuarial losses	—	—	—
Reclassification adjustments	0.2	—	0.2
Net gain recognized in other comprehensive loss	0.2	—	0.2
Other comprehensive loss	$(14.6)	$7.7	(6.9)
Total comprehensive income			$155.8

Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivatives	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 29, 2012	$207.8	$(20.5)	$1.0	$(14.6)	$173.7
Current period change	(8.9)	(7.3)	(0.1)	0.3	(16.0)
Balance, August 31, 2012	$198.9	$(27.8)	$0.9	$(14.3)	$157.7

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

	Fiscal 2012 Initiative	Other Plans	Total
(in millions)
Restructuring liability, February 29, 2012	$8.0	$6.8	$14.8

Restructuring charges:
Employee termination benefit costs	0.4	—	0.4
Contract termination costs	—	—	—
Facility consolidation/relocation costs	—	0.1	0.1
Restructuring charges, May 31, 2012	0.4	0.1	0.5

Employee termination benefit costs	0.2	—	0.2
Contract termination costs	—	—	—
Facility consolidation/relocation costs	—	—	—
Restructuring charges, August 31, 2012	0.2	—	0.2
Total restructuring charges	0.6	0.1	0.7

Cash expenditures	(4.9)	(2.0)	(6.9)

Foreign currency translation and other noncash adjustments	—	(0.1)	(0.1)
Restructuring liability, August 31, 2012	$3.7	$4.8	$8.5

The following table presents a summary of restructuring charges and other costs incurred, including a summary of amounts incurred by each of the Company’s reportable segments, in connection with the Company’s restructuring plans noted above.

	Fiscal 2012 Initiative	Other Plans	Total
(in millions)
For the Six Months Ended August 31, 2012
Restructuring charges	$0.6	$0.1	$0.7
Other costs:
Accelerated depreciation (cost of product sold)	—	—	—
Other costs (selling, general and administrative expenses)	5.4	—	5.4
Total other costs	5.4	—	5.4
Total costs	$6.0	$0.1	$6.1

Total Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$1.5	$0.1	$1.6
Other costs	2.5	—	2.5
Total Constellation Wines and Spirits	$4.0	$0.1	$4.1

	Fiscal 2012 Initiative	Other Plans	Total
(in millions)
Corporate Operations and Other
Restructuring charges	$(0.9)	$—	$(0.9)
Other costs	2.9	—	2.9
Total Corporate Operations and Other	$2.0	$—	$2.0

For the Six Months Ended August 31, 2011
Restructuring charges	$10.8	$—	$10.8
Other costs:
Accelerated depreciation (cost of product sold)	—	0.3	0.3
Other costs (selling, general and administrative expenses)	3.5	0.7	4.2
Total other costs	3.5	1.0	4.5
Total costs	$14.3	$1.0	$15.3

Total Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$5.3	$—	$5.3
Other costs	2.5	1.0	3.5
Total Constellation Wines and Spirits	$7.8	$1.0	$8.8

Corporate Operations and Other
Restructuring charges	$5.5	$—	$5.5
Other costs	1.0	—	1.0
Total Corporate Operations and Other	$6.5	$—	$6.5

For the Three Months Ended August 31, 2012
Restructuring charges	$0.2	$—	$0.2
Other costs:
Accelerated depreciation (cost of product sold)	—	—	—
Other costs (selling, general and administrative expenses)	2.7	—	2.7
Total other costs	2.7	—	2.7
Total costs	$2.9	$—	$2.9

Total Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$0.9	$—	$0.9
Other costs	0.9	—	0.9
Total Constellation Wines and Spirits	$1.8	$—	$1.8

Corporate Operations and Other
Restructuring charges	$(0.7)	$—	$(0.7)
Other costs	1.8	—	1.8
Total Corporate Operations and Other	$1.1	$—	$1.1

	Fiscal 2012 Initiative	Other Plans	Total
(in millions)
For the Three Months Ended August 31, 2011
Restructuring charges	$(0.2)	$(0.1)	$(0.3)
Other costs:
Accelerated depreciation (cost of product sold)	—	0.1	0.1
Other costs (selling, general and administrative expenses)	2.5	0.6	3.1
Total other costs	2.5	0.7	3.2
Total costs	$2.3	$0.6	$2.9

Total Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$(0.2)	$(0.1)	$(0.3)
Other costs	2.4	0.7	3.1
Total Constellation Wines and Spirits	$2.2	$0.6	$2.8

Corporate Operations and Other
Restructuring charges	$—	$—	$—
Other costs	0.1	—	0.1
Total Corporate Operations and Other	$0.1	$—	$0.1

A summary of restructuring charges and other costs incurred since inception for the Company’s significant restructuring plan with current activity, as well as total expected costs for such plan, is presented in the following table.

Fiscal 2012 Initiative
(in millions)
Costs Incurred to Date
Restructuring charges:
Employee termination benefit costs	$12.8
Contract termination costs	—
Facility consolidation/relocation costs	—
Total restructuring charges	12.8
Other costs:
Accelerated depreciation (cost of product sold)	—
Other costs (selling, general and administrative expenses)	12.7
Total other costs	12.7
Total costs incurred to date	$25.5

Total Costs Incurred to Date by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$9.4
Other costs	7.7
Total Constellation Wines and Spirits	$17.1

Fiscal 2012 Initiative
(in millions)
Corporate Operations and Other
Restructuring charges	$3.4
Other costs	5.0
Total Corporate Operations and Other	$8.4

Total Expected Costs
Restructuring charges:
Employee termination benefit costs	$13.0
Contract termination costs	0.4
Facility consolidation/relocation costs	—
Total restructuring charges	13.4
Other costs:
Accelerated depreciation (cost of product sold)	—
Other costs (selling, general and administrative expenses)	16.6
Total other costs	16.6
Total expected costs	$30.0

Total Expected Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$9.8
Other costs	10.0
Total Constellation Wines and Spirits	$19.8

Corporate Operations and Other
Restructuring charges	$3.6
Other costs	6.6
Total Corporate Operations and Other	$10.2

17.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of August 31, 2012, and February 29, 2012, the condensed consolidating statements of comprehensive income for the six months and three months ended August 31, 2012, and August 31, 2011, and the condensed consolidating statements of cash flows for the six months ended August 31, 2012, and August 31, 2011, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are wholly-owned and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary

Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2012
Current assets:
Cash and cash investments	$99.6	$0.8	$78.1	$—	$178.5
Accounts receivable, net	327.2	77.8	82.1	—	487.1
Inventories	147.6	879.6	344.7	(7.0)	1,364.9
Prepaid expenses and other	22.0	110.2	421.2	(406.0)	147.4
Intercompany (payable) receivable	(1,129.4)	1,047.5	81.9	—	—
Total current assets	(533.0)	2,115.9	1,008.0	(413.0)	2,177.9
Property, plant and equipment, net	63.1	807.7	362.7	—	1,233.5
Investments in subsidiaries	6,968.9	174.0	—	(7,142.9)	—
Goodwill	—	2,097.9	641.4	—	2,739.3
Intangible assets, net	—	688.2	190.0	—	878.2
Restricted cash	650.0	—	—	—	650.0
Other assets, net	60.1	263.6	56.5	(18.6)	361.6
Total assets	$7,209.1	$6,147.3	$2,258.6	$(7,574.5)	$8,040.5

Current liabilities:
Notes payable to banks	$—	$—	$15.2	$—	$15.2
Current maturities of long-term debt	37.2	6.5	0.1	—	43.8
Accounts payable	20.8	111.2	53.6	—	185.6
Accrued excise taxes	14.7	8.8	4.2	—	27.7
Other accrued expenses and liabilities	570.7	145.6	75.5	(408.1)	383.7
Total current liabilities	643.4	272.1	148.6	(408.1)	656.0
Long-term debt, less current maturities	3,915.3	13.4	—	—	3,928.7
Deferred income taxes	8.6	546.4	82.0	(18.5)	618.5
Other liabilities	23.7	68.6	126.9	—	219.2
Stockholders’ equity:
Preferred stock	—	9.0	1,180.8	(1,189.8)	—
Class A and Class B Convertible Common Stock	2.7	100.7	27.0	(127.7)	2.7
Additional paid-in capital	1,832.6	1,394.6	1,628.8	(3,023.4)	1,832.6
Retained earnings (deficit)	2,303.9	3,730.5	(1,143.1)	(2,587.4)	2,303.9
Accumulated other comprehensive income	157.7	12.0	207.6	(219.6)	157.7
Treasury stock	(1,678.8)	—	—	—	(1,678.8)
Total stockholders’ equity	2,618.1	5,246.8	1,901.1	(7,147.9)	2,618.1
Total liabilities and stockholders’ equity	$7,209.1	$6,147.3	$2,258.6	$(7,574.5)	$8,040.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 29, 2012
Current assets:
Cash and cash investments	$0.5	$0.6	$84.7	$—	$85.8
Accounts receivable, net	293.2	71.6	72.8	—	437.6
Inventories	143.0	916.8	322.0	(7.3)	1,374.5
Prepaid expenses and other	22.5	116.5	398.6	(401.2)	136.4
Intercompany (payable) receivable	(945.6)	849.7	95.9	—	—
Total current assets	(486.4)	1,955.2	974.0	(408.5)	2,034.3
Property, plant and equipment, net	56.9	819.3	379.6	—	1,255.8
Investments in subsidiaries	6,704.7	166.6	—	(6,871.3)	—
Goodwill	—	1,987.4	645.5	—	2,632.9
Intangible assets, net	—	673.4	193.0	—	866.4
Restricted cash	—	—	—	—	—
Other assets, net	20.7	263.3	60.2	(23.7)	320.5
Total assets	$6,295.9	$5,865.2	$2,252.3	$(7,303.5)	$7,109.9

Current liabilities:
Notes payable to banks	$297.9	$—	$80.0	$—	$377.9
Current maturities of long-term debt	324.3	5.7	0.2	—	330.2
Accounts payable	23.8	75.7	31.0	—	130.5
Accrued excise taxes	14.4	6.3	4.1	—	24.8
Other accrued expenses and liabilities	518.2	138.5	82.5	(403.0)	336.2
Total current liabilities	1,178.6	226.2	197.8	(403.0)	1,199.6
Long-term debt, less current maturities	2,407.3	14.1	—	—	2,421.4
Deferred income taxes	2.7	534.5	95.1	(23.6)	608.7
Other liabilities	31.3	53.5	119.4	—	204.2
Stockholders’ equity:
Preferred stock	—	9.0	1,180.8	(1,189.8)	—
Class A and Class B Convertible Common Stock	2.6	100.7	27.0	(127.7)	2.6
Additional paid-in capital	1,691.4	1,394.6	1,621.2	(3,015.8)	1,691.4
Retained earnings (deficit)	2,107.3	3,519.1	(1,209.2)	(2,309.9)	2,107.3
Accumulated other comprehensive income	173.7	13.5	220.2	(233.7)	173.7
Treasury stock	(1,299.0)	—	—	—	(1,299.0)
Total stockholders’ equity	2,676.0	5,036.9	1,840.0	(6,876.9)	2,676.0
Total liabilities and stockholders’ equity	$6,295.9	$5,865.2	$2,252.3	$(7,303.5)	$7,109.9

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2012
Sales	$966.6	$800.4	$400.2	$(644.2)	$1,523.0
Less – excise taxes	(103.4)	(54.6)	(31.7)	—	(189.7)
Net sales	863.2	745.8	368.5	(644.2)	1,333.3
Cost of product sold	(680.7)	(537.5)	(219.3)	639.9	(797.6)
Gross profit	182.5	208.3	149.2	(4.3)	535.7
Selling, general and administrative expenses	(167.5)	(51.9)	(84.7)	5.8	(298.3)
Restructuring charges	0.9	(0.4)	(1.2)	—	(0.7)
Operating income	15.9	156.0	63.3	1.5	236.7
Equity in earnings of equity method investees and subsidiaries	288.6	129.6	0.2	(287.3)	131.1
Interest (expense) income, net	(164.9)	57.6	2.0	—	(105.3)
Loss on write-off of financing costs	(2.8)	—	—	—	(2.8)
Income before income taxes	136.8	343.2	65.5	(285.8)	259.7
Benefit from (provision for) income taxes	59.8	(131.0)	8.4	(0.3)	(63.1)
Net income	$196.6	$212.2	$73.9	$(286.1)	$196.6
Comprehensive income	$180.6	$210.7	$61.3	$(272.0)	$180.6

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2011
Sales	$336.7	$919.3	$346.0	$(120.9)	$1,481.1
Less – excise taxes	(61.4)	(62.6)	(31.6)	—	(155.6)
Net sales	275.3	856.7	314.4	(120.9)	1,325.5
Cost of product sold	(142.2)	(529.9)	(191.1)	71.7	(791.5)
Gross profit	133.1	326.8	123.3	(49.2)	534.0
Selling, general and administrative expenses	(136.2)	(120.5)	(70.2)	50.5	(276.4)
Restructuring charges	(5.5)	(3.4)	(1.9)	—	(10.8)
Operating (loss) income	(8.6)	202.9	51.2	1.3	246.8
Equity in earnings of equity method investees and subsidiaries	281.8	126.7	2.6	(284.9)	126.2
Interest (expense) income, net	(118.2)	28.2	3.2	—	(86.8)
Loss on write-off of financing costs	—	—	—	—	—
Income before income taxes	155.0	357.8	57.0	(283.6)	286.2
Benefit from (provision for) income taxes	82.2	(124.5)	(6.7)	—	(49.0)
Net income	$237.2	$233.3	$50.3	$(283.6)	$237.2
Comprehensive income	$265.2	$210.2	$100.0	$(310.2)	$265.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2012
Sales	$511.3	$399.3	$206.8	$(319.7)	$797.7
Less – excise taxes	(54.8)	(28.1)	(16.3)	—	(99.2)
Net sales	456.5	371.2	190.5	(319.7)	698.5
Cost of product sold	(342.5)	(276.6)	(113.0)	318.7	(413.4)
Gross profit	114.0	94.6	77.5	(1.0)	285.1
Selling, general and administrative expenses	(84.9)	(33.2)	(39.3)	3.1	(154.3)
Restructuring charges	0.7	—	(0.9)	—	(0.2)
Operating income	29.8	61.4	37.3	2.1	130.6
Equity in earnings of equity method investees and subsidiaries	146.9	72.2	0.1	(148.7)	70.5
Interest (expense) income, net	(84.6)	28.9	1.1	—	(54.6)
Loss on write-off of financing costs	—	—	—	—	—
Income before income taxes	92.1	162.5	38.5	(146.6)	146.5
Benefit from (provision for) income taxes	32.5	(62.0)	7.8	(0.2)	(21.9)
Net income	$124.6	$100.5	$46.3	$(146.8)	$124.6
Comprehensive income	$199.2	$106.8	$123.3	$(230.1)	$199.2

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2011
Sales	$182.4	$470.9	$188.2	$(71.1)	$770.4
Less – excise taxes	(31.4)	(32.2)	(16.6)	—	(80.2)
Net sales	151.0	438.7	171.6	(71.1)	690.2
Cost of product sold	(79.3)	(270.7)	(103.7)	46.5	(407.2)
Gross profit	71.7	168.0	67.9	(24.6)	283.0
Selling, general and administrative expenses	(68.0)	(59.5)	(35.4)	24.7	(138.2)
Restructuring charges	—	0.1	0.2	—	0.3
Operating income	3.7	108.6	32.7	0.1	145.1
Equity in earnings of equity method investees and subsidiaries	149.7	65.0	1.0	(151.7)	64.0
Interest (expense) income, net	(61.0)	16.8	1.7	—	(42.5)
Loss on write-off of financing costs	—	—	—	—	—
Income before income taxes	92.4	190.4	35.4	(151.6)	166.6
Benefit from (provision for) income taxes	70.3	(69.5)	(4.7)	—	(3.9)
Net income	$162.7	$120.9	$30.7	$(151.6)	$162.7
Comprehensive income	$155.8	$106.9	$36.2	$(143.1)	$155.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2012
Net cash provided by operating activities	$209.8	$142.6	$16.1	$—	$368.5

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(159.7)	—	—	(159.7)
Purchases of property, plant and equipment	(7.9)	(21.1)	(6.6)	—	(35.6)
Payments related to sale of business	(0.3)	—	—	—	(0.3)
Proceeds from sales of assets	—	4.9	3.0	—	7.9
Proceeds from notes receivable	1.2	3.4	—	—	4.6
Other investing activities	—	(0.8)	(0.1)	—	(0.9)
Net cash used in investing activities	(7.0)	(173.3)	(3.7)	—	(184.0)

Cash flows from financing activities:
Intercompany financings, net	(77.4)	33.7	43.7	—	—
Principal payments of long-term debt	(835.2)	(2.8)	—	—	(838.0)
Payment of restricted cash upon issuance of long-term debt	(650.0)	—	—	—	(650.0)
Purchases of treasury stock	(383.0)	—	—	—	(383.0)
Net repayment of notes payable	(298.0)	—	(60.3)	—	(358.3)
Payment of financing costs of long-term debt	(34.1)	—	—	—	(34.1)
Payment of minimum tax withholdings on stock-based payment awards	—	—	(0.5)	—	(0.5)
Proceeds from issuance of long-term debt	2,050.0	—	—	—	2,050.0
Proceeds from exercises of employee stock options	110.5	—	—	—	110.5
Proceeds from excess tax benefits from stock-based payment awards	11.4	—	—	—	11.4
Proceeds from employee stock purchases	2.1	—	—	—	2.1
Net cash (used in) provided by financing activities	(103.7)	30.9	(17.1)	—	(89.9)

Effect of exchange rate changes on cash and cash investments	—	—	(1.9)	—	(1.9)

Net increase (decrease) in cash and cash investments	99.1	0.2	(6.6)	—	92.7
Cash and cash investments, beginning of period	0.5	0.6	84.7	—	85.8
Cash and cash investments, end of period	$99.6	$0.8	$78.1	$—	$178.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2011
Net cash (used in) provided by operating activities	$(27.8)	$457.4	$87.8	$—	$517.4

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	—	—	—
Purchases of property, plant and equipment	(12.5)	(20.6)	(6.1)	—	(39.2)
Payments related to sale of business	(8.9)	—	(19.9)	—	(28.8)
Proceeds from sales of assets	—	0.2	0.1	—	0.3
Proceeds from notes receivable	1.0	—	—	—	1.0
Other investing activities	—	(5.1)	(1.4)	—	(6.5)
Net cash used in investing activities	(20.4)	(25.5)	(27.3)	—	(73.2)

Cash flows from financing activities:
Intercompany financings, net	472.4	(415.9)	(56.5)	—	—
Principal payments of long-term debt	(405.7)	(14.2)	—	—	(419.9)
Payment of restricted cash upon issuance of long-term debt	—	—	—	—	—
Purchases of treasury stock	(187.5)	—	—	—	(187.5)
Net proceeds from (repayment of) notes payable	116.6	—	(3.3)	—	113.3
Payment of financing costs of long-term debt	—	—	—	—	—
Payment of minimum tax withholdings on stock-based payment awards	—	(1.7)	(0.5)	—	(2.2)
Proceeds from issuance of long-term debt	—	—	—	—	—
Proceeds from exercises of employee stock options	39.0	—	—	—	39.0
Proceeds from excess tax benefits from stock-based payment awards	10.6	—	—	—	10.6
Proceeds from employee stock purchases	2.4	—	—	—	2.4
Net cash provided by (used in) financing activities	47.8	(431.8)	(60.3)	—	(444.3)

Effect of exchange rate changes on cash and cash investments	—	—	0.9	—	0.9

Net (decrease) increase in cash and cash investments	(0.4)	0.1	1.1	—	0.8
Cash and cash investments, beginning of period	0.7	0.9	7.6	—	9.2
Cash and cash investments, end of period	$0.3	$1.0	$8.7	$—	$10.0

18.    BUSINESS SEGMENT INFORMATION:

The Company’s internal management financial reporting consists of two business divisions: Constellation Wines and Spirits and Crown Imports. Accordingly, the Company reports its operating results in three segments:  Constellation Wines and Spirits (wine and spirits) (formerly known as Constellation Wines North America), Corporate Operations and Other, and Crown Imports (imported beer). The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

For the six months and three months ended August 31, 2012, and August 31, 2011, restructuring charges and unusual items included in operating income consist of:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2012	2011	2012	2011
(in millions)
Cost of Product Sold:
Flow through of inventory step-up	$2.3	$—	$1.5	$—
Accelerated depreciation	—	0.3	—	0.1
Cost of Product Sold	2.3	0.3	1.5	0.1

Selling, General and Administrative Expenses:
Transaction and related costs associated with pending and completed acquisitions	9.1	—	9.1	—
Gain on settlement of receivable associated with a prior divestiture	(4.0)	—	(3.5)	—
Net foreign currency loss (gain) on contractual obligation from put option of Ruffino shareholder	—	2.1	—	(0.1)
Net (gains) losses on CWAE Divestiture and related activities	—	(0.1)	—	0.7
Other costs	5.4	4.2	2.7	3.1
Selling, General and Administrative Expenses	10.5	6.2	8.3	3.7

Restructuring Charges	0.7	10.8	0.2	(0.3)

Restructuring Charges and Unusual Items	$13.5	$17.3	$10.0	$3.5

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

Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2012	2011	2012	2011
(in millions)
Constellation Wines and Spirits:
Net sales	$1,333.3	$1,325.5	$698.5	$690.2
Segment operating income	$294.3	$303.9	$161.3	$167.3
Equity in (losses) earnings of equity method investees	$(1.1)	$3.7	$(0.8)	$1.3
Long-lived tangible assets	$1,101.7	$1,109.2	$1,101.7	$1,109.2
Investment in equity method investees	$70.3	$82.1	$70.3	$82.1
Total assets	$6,822.4	$6,601.8	$6,822.4	$6,601.8
Capital expenditures	$30.7	$25.9	$14.9	$12.2
Depreciation and amortization	$44.3	$42.4	$21.8	$21.2

Corporate Operations and Other:
Net sales	$—	$—	$—	$—
Segment operating loss	$(44.1)	$(39.8)	$(20.7)	$(18.7)
Long-lived tangible assets	$131.8	$131.8	$131.8	$131.8
Total assets	$1,039.0	$261.6	$1,039.0	$261.6
Capital expenditures	$4.9	$13.3	$1.1	$6.0
Depreciation and amortization	$12.9	$9.9	$5.9	$4.2

Crown Imports:
Net sales	$1,512.5	$1,404.5	$788.4	$727.0
Segment operating income	$266.4	$245.4	$143.4	$125.6
Long-lived tangible assets	$9.0	$6.2	$9.0	$6.2
Total assets	$463.7	$408.3	$463.7	$408.3
Capital expenditures	$0.4	$2.4	$0.1	$1.5
Depreciation and amortization	$1.5	$1.0	$0.8	$0.5

Restructuring Charges and Unusual Items:
Operating loss	$(13.5)	$(17.3)	$(10.0)	$(3.5)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2012	2011	2012	2011
(in millions)
Consolidation and Eliminations:
Net sales	$(1,512.5)	$(1,404.5)	$(788.4)	$(727.0)
Operating income	$(266.4)	$(245.4)	$(143.4)	$(125.6)
Equity in earnings of Crown Imports	$132.2	$122.5	$71.3	$62.7
Long-lived tangible assets	$(9.0)	$(6.2)	$(9.0)	$(6.2)
Investment in equity method investees	$179.1	$171.3	$179.1	$171.3
Total assets	$(284.6)	$(237.0)	$(284.6)	$(237.0)
Capital expenditures	$(0.4)	$(2.4)	$(0.1)	$(1.5)
Depreciation and amortization	$(1.5)	$(1.0)	$(0.8)	$(0.5)

Consolidated:
Net sales	$1,333.3	$1,325.5	$698.5	$690.2
Operating income	$236.7	$246.8	$130.6	$145.1
Equity in earnings of equity method investees	$131.1	$126.2	$70.5	$64.0
Long-lived tangible assets	$1,233.5	$1,241.0	$1,233.5	$1,241.0
Investment in equity method investees	$249.4	$253.4	$249.4	$253.4
Total assets	$8,040.5	$7,034.7	$8,040.5	$7,034.7
Capital expenditures	$35.6	$39.2	$16.0	$18.2
Depreciation and amortization	$57.2	$52.3	$27.7	$25.4

19.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

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

Intangibles – goodwill and other –
In July 2012, the FASB issued amended guidance for indefinite lived intangible asset impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite lived intangible asset is impaired. If an entity concludes it is not more likely than not that an indefinite lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then the entity would be required to determine the fair value of the indefinite lived intangible asset and compare the fair value with the carrying amount of the indefinite lived intangible asset. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. The Company does not expect the adoption of this amended guidance to have a material impact on the Company's consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is the world’s leading premium wine company with a broad portfolio of consumer-preferred premium wine brands complemented by premium spirits, imported beer and other select beverage alcohol products. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”) (see additional discussion below under “Recent Developments – Crown Imports”). This imported beers joint venture operates as Crown Imports LLC and is referred to hereinafter as “Crown Imports.” The Company is a leading premium wine company in the U.S.; the leading producer and marketer of wine in Canada; and a leading producer and exporter of wine from New Zealand and Italy.

The Company’s internal management financial reporting consists of two business divisions:  Constellation Wines and Spirits and Crown Imports. Accordingly, the Company reports its operating results in three segments:  Constellation Wines and Spirits (wine and spirits) (formerly known as Constellation Wines North America), Corporate Operations and Other, and Crown Imports (imported beer). The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

The Company’s business strategy in the Constellation Wines and Spirits segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, the Company continues to focus on growing premium product categories and expects to profitably grow the business. During Second Quarter 2013 (as defined below), the Company effectively completed its strategic project in which it further consolidated its U.S. distributor network in order to obtain dedicated, selling resources which focus on the Company’s U.S. wine and spirits portfolio to drive profitable, organic growth. In connection with this strategy, since the second half of fiscal 2010, the Company has negotiated long-term contracts with distributors who currently represent about 70% of the Company’s branded wine and spirits volume in the U.S. Throughout the remainder of the terms of these contracts, the majority of which continue through the end of fiscal 2015, the Company expects shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

The Company believes the current overall supply of wine is generally in balance with demand within the U.S. Although the calendar 2012 grape harvest is not yet complete, the Company currently expects this harvest to be larger than the calendar 2011 grape harvest which may result in some relief from the tightening of supply within certain varietals due to smaller harvests in recent years.

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

For the three months ended August 31, 2012 (“Second Quarter 2013”), the Company’s net sales increased 1% compared to the three months ended August 31, 2011 (“Second Quarter 2012”), primarily due to spirits volume growth, base branded wine (as defined below) volume growth and net sales of branded wine acquired in the acquisitions of Ruffino and Mark West (both as defined below), partially offset by higher promotional spend. Operating income decreased 10% over the comparable prior year period primarily due to the higher promotional spend and an increase in selling, general and administrative expenses. Net income decreased 23% over the comparable prior year period primarily due to the items discussed above combined with increases in the provision for income taxes and interest expense, net.

For the six months ended August 31, 2012 (“Six Months 2013”), the Company’s net sales increased 1% compared to the six months ended August 31, 2011 (“Six Months 2012”), primarily due to spirits volume growth and net sales of branded wine acquired in the acquisitions of Ruffino and Mark West, partially offset by higher promotional spend. Operating income decreased 4% over the comparable prior period primarily due to the higher promotional spend and an increase in selling, general and administrative expenses. Net income decreased 17% over the comparable prior year period primarily due to the items discussed above combined with increases in interest expense, net and the provision for income taxes.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Second Quarter 2013 compared to Second Quarter 2012 and Six Months 2013 compared to Six Months 2012, and (ii) financial liquidity and capital resources for Six Months 2013. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2013 (“Fiscal 2013”). References to base branded wine exclude the impact of branded wine acquired in the acquisitions of Ruffino and Mark West. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 (“Fiscal 2012”).

Recent Development

Crown Imports

In June 2012, the Company signed a definitive agreement to acquire the remaining 50% equity interest in Crown Imports for approximately $1.85 billion (the “Crown Acquisition”). Crown Imports has the exclusive right to import, market and sell primarily Modelo’s Mexican beer portfolio (the “Modelo Brands”) in the U.S. and Guam. Crown Imports’ portfolio of brands includes Corona Extra, the best-selling imported beer and the sixth best-selling beer overall in the industry; Corona Light, the leading imported light beer; and Modelo Especial, the third largest and one of the fastest growing major imported beer brands. The pending acquisition of Crown Imports will position the Company as the largest multi-category supplier of beverage alcohol in the U.S.

In August 2012, the Company entered into financing arrangements to fund the Crown Acquisition consisting of a $575.0 million delayed draw term loan facility under the Company’s 2012 Credit Agreement and the August 2012 Senior Notes (both as defined below). The Company expects the remaining financing for the Crown Acquisition to consist of revolver borrowings under the Company’s 2012 Credit Agreement, together with available cash. The Company also has a fully committed bridge facility through December 30, 2013, upon which it could draw to fund all or a portion of the Crown Acquisition if any of its expected financing is unavailable. The Company currently expects to complete the Crown Acquisition in the first quarter of calendar 2013, subject to the satisfaction of certain closing conditions, including the receipt of necessary regulatory approvals and the consummation of certain transactions between Anheuser-Busch InBev SA/NV and Modelo and certain of its affiliates. The Company cannot guarantee that the Crown Acquisition will be completed upon the agreed upon terms, or at all. The results of operations of Crown Imports will be reported in the Crown Imports segment and will be included in the consolidated results of operations of the Company from the date of acquisition. The Crown Acquisition is expected to be significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows.

Acquisitions in Fiscal 2013 and Fiscal 2012

Mark West

In July 2012, the Company acquired Mark West for $159.7 million, subject to post-closing adjustments. The transaction primarily includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (“Mark West”). The purchase price was financed with revolver borrowings under the May 2012 Credit Agreement (as defined below). The results of operations of Mark West are reported in the Constellation Wines and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Ruffino

Prior to October 5, 2011, the Company had a 49.9% interest in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company. On October 5, 2011, the Company acquired the entire remaining 50.1% interest in Ruffino for €50.3 million ($68.6 million). As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). The purchase price was financed with revolver borrowings under the Company’s then existing senior credit facility. The results of operations of the Ruffino business are reported in the Company’s Constellation Wines and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Results of Operations
Second Quarter 2013 Compared to Second Quarter 2012

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Second Quarter 2013 and Second Quarter 2012.

	Second Quarter 2013	Second Quarter 2012	% Increase (Decrease)
(in millions)
Constellation Wines and Spirits	$698.5	$690.2	1%
Crown Imports	788.4	727.0	8%
Consolidations and eliminations	(788.4)	(727.0)	(8%)
Consolidated Net Sales	$698.5	$690.2	1%

Constellation Wines and Spirits

Net sales for Constellation Wines and Spirits increased to $698.5 million for Second Quarter 2013 from $690.2 million for Second Quarter 2012, an increase of $8.3 million, or 1%. This increase resulted primarily from volume growth (predominately in the U.S. spirits and base branded wine portfolio) combined with $13.4 million of net sales of branded wine acquired in the acquisitions of Ruffino and Mark West, partially offset by higher promotional spend (predominantly within the U.S. base branded wine portfolio) and an unfavorable year-over-year foreign currency translation impact of $5.9 million.

Crown Imports

As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

Gross Profit

The Company’s gross profit increased to $285.1 million for Second Quarter 2013 from $283.0 million for Second Quarter 2012, an increase of $2.1 million, or 1%. This increase is primarily due to gross profit of $9.4 million from the acquisitions of Ruffino and Mark West, coupled with an increase from the spirits and base branded wine volume growth, partially offset by the higher promotional spend. Unusual items, which consist of certain amounts that are excluded by management in their evaluation of each operating segment, were higher by $1.4 million in Second Quarter 2013 versus Second Quarter 2012. Gross profit as a percent of net sales decreased slightly to 40.8% for Second Quarter 2013 compared to 41.0% for Second Quarter 2012 primarily due to the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $154.3 million for Second Quarter 2013 from $138.2 million for Second Quarter 2012, an increase of $16.1 million, or 12%. This increase is primarily due to increases in the Constellation Wines and Spirits segment of $9.5 million and the Corporate Operations and Other segment of $2.0 million. The increase in Constellation Wines and Spirits’ selling, general and administrative expenses is primarily due to increases (on a constant currency basis) in general and administrative expenses of $7.1 million and selling expenses of $3.2 million. The increase in general and administrative expenses is primarily due to an unfavorable year-over-year overlap of gains on foreign currency transactions and additional investment behind the segment’s branded wine and spirits portfolio. The increase in Corporate Operations and Other’s selling, general and administrative expenses is primarily due to an increase in depreciation expense primarily related to the Company’s initiative to implement a comprehensive multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform (“Project Fusion”). Unusual items, which consist of certain amounts that are excluded by management in their evaluation of each operating segment, were higher by $4.6 million in Second Quarter 2013 versus Second Quarter 2012. Selling, general and administrative expenses as a percent of net sales increased to 22.1% for Second Quarter 2013 as compared to 20.0% for Second Quarter 2012 primarily due to the factors discussed above, combined with the higher promotional spend.

Restructuring Charges

The Company recorded $0.2 million of restructuring charges for Second Quarter 2013 associated with the Company’s plan (committed to in May 2011, announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the January 2011 divestiture of 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) (the “Fiscal 2012 Initiative”). Restructuring charges consisted of $0.2 million of employee termination benefit costs. The Company recorded a credit of $0.3 million of restructuring charges for Second Quarter 2012 associated primarily with the Fiscal 2012 Initiative.

In addition, the Company incurred additional costs for Second Quarter 2013 and Second Quarter 2012 in connection with the Company’s restructuring plans. Total costs incurred in connection with all plans for Second Quarter 2013 and Second Quarter 2012 are as follows:

	Second Quarter 2013	Second Quarter 2012
(in millions)
Cost of Product Sold
Accelerated depreciation	$—	$0.1

Selling, General and Administrative Expenses
Other costs	$2.7	$3.1

Restructuring Charges	$0.2	$(0.3)

For a discussion of costs expected to be incurred for Fiscal 2013 in connection with the Company’s restructuring plans, see “Six Months 2013 Compared to Six Months 2012 – Restructuring Charges” below.

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Second Quarter 2013 and Second Quarter 2012.

	Second Quarter 2013	Second Quarter 2012	% (Decrease) Increase
(in millions)
Constellation Wines and Spirits	$161.3	$167.3	(4%)
Corporate Operations and Other	(20.7)	(18.7)	(11%)
Crown Imports	143.4	125.6	14%
Consolidations and eliminations	(143.4)	(125.6)	(14%)
Total Reportable Segments	140.6	148.6	(5%)
Restructuring Charges and Unusual Items	(10.0)	(3.5)	NM
Consolidated Operating Income	$130.6	$145.1	(10%)

NM = Not Meaningful

As a result of the factors discussed above, consolidated operating income decreased to $130.6 million for Second Quarter 2013 from $145.1 million for Second Quarter 2012, a decrease of $14.5 million, or (10%). Restructuring charges and unusual items of $10.0 million and $3.5 million for Second Quarter 2013 and Second Quarter 2012, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Second Quarter 2013	Second Quarter 2012
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$1.5	$—
Accelerated depreciation	—	0.1
Cost of Product Sold	1.5	0.1

Selling, General and Administrative Expenses
Transaction and related costs associated with pending and completed acquisitions	9.1	—
Gain on settlement of receivable associated with a prior divestiture	(3.5)	—
Net losses on CWAE Divestiture and related activities	—	0.7
Net foreign currency gain on contractual obligation from put option of Ruffino shareholder	—	(0.1)
Other costs	2.7	3.1
Selling, General and Administrative Expenses	8.3	3.7

Restructuring Charges	0.2	(0.3)

Restructuring Charges and Unusual Items	$10.0	$3.5

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $70.5 million in Second Quarter 2013 from $64.0 million in Second Quarter 2012, an increase of $6.5 million, or 10%. This increase is primarily due to higher equity in earnings of Crown Imports.

Net sales for Crown Imports increased to $788.4 million for Second Quarter 2013 from $727.0 million for Second Quarter 2012, an increase of $61.4 million, or 8%. This increase resulted primarily from volume growth within the Crown Imports’ Mexican beer portfolio as a result of continued consumer demand combined with increased wholesaler demand in advance of Crown Imports’ previously announced October 2012 price increase in select markets. Crown Imports’ gross profit increased $15.3 million, or 7%, primarily due to the volume growth in the Crown Imports’ Mexican beer portfolio. Selling, general and administrative expenses decreased $2.5 million, or (3%), primarily due to a decrease in general and administrative expenses resulting primarily from the recognition of a gain in connection with the receipt of a payment terminating Crown Imports’ right to distribute the St. Pauli Girl beer brand. Operating income increased $17.8 million, or 14%, primarily due to these factors.

Interest Expense, Net

Interest expense, net of interest income of $1.5 million and $1.7 million, for Second Quarter 2013 and Second Quarter 2012, respectively, increased to $54.6 million for Second Quarter 2013 from $42.5 million for Second Quarter 2012, an increase of $12.1 million, or 28%. The increase resulted from higher average borrowings in total combined with a higher weighted average interest rate on outstanding borrowings resulting primarily from the issuance of the April 2012 Senior Notes (as defined below) and the August 2012 Senior Notes.

Provision for Income Taxes

The Company’s effective tax rate for Second Quarter 2013 and Second Quarter 2012 was 14.9% and 2.3%, respectively. The Company’s effective tax rate for Second Quarter 2013 was substantially impacted by the additional generation of foreign tax credits. The Company’s effective tax rate for Second Quarter 2012 was substantially impacted by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during Second Quarter 2012.

Net Income

As a result of the above factors, net income decreased to $124.6 million for Second Quarter 2013 from $162.7 million for Second Quarter 2012, a decrease of $38.1 million, or (23%).

Six Months 2013 Compared to Six Months 2012

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Six Months 2013 and Six Months 2012.

	Six Months 2013	Six Months 2012	% Increase (Decrease)
(in millions)
Constellation Wines and Spirits	$1,333.3	$1,325.5	1%
Crown Imports	1,512.5	1,404.5	8%
Consolidations and eliminations	(1,512.5)	(1,404.5)	(8%)
Consolidated Net Sales	$1,333.3	$1,325.5	1%

Constellation Wines and Spirits

Net sales for Constellation Wines and Spirits increased to $1,333.3 million for Six Months 2013 from $1,325.5 million for Six Months 2012, an increase of $7.8 million, or 1%. This increase resulted primarily from spirits volume growth combined with $20.1 million of net sales of branded wine acquired in the acquisitions of Ruffino and Mark West, partially offset by higher promotional spend (predominantly within the U.S. base branded wine portfolio) and an unfavorable year-over-year foreign currency translation impact of $8.2 million.

Crown Imports

As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

Gross Profit

The Company’s gross profit increased to $535.7 million for Six Months 2013 from $534.0 million for Six Months 2012, an increase of $1.7 million. This increase is primarily due to gross profit of $18.4 million from the acquisitions of Ruffino and Mark West, coupled with an increase from spirits volume growth, partially offset by the higher promotional spend. Unusual items, which consist of certain amounts that are excluded by management in their evaluation of each operating segment, were higher by $2.0 million in Six Months 2013 versus Six Months 2012. Gross profit as a percent of net sales decreased slightly to 40.2% for Six Months 2013 compared to 40.3% for Six Months 2012 primarily due to the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $298.3 million for Six Months 2013 from $276.4 million for Six Months 2012, an increase of $21.9 million, or 8%. This increase is primarily due to increases in the Constellation Wines and Spirits segment of $13.3 million and the Corporate Operations and Other segment of $4.3 million. The increase in Constellation Wines and Spirits’ selling, general and administrative expenses is primarily due to increases (on a constant currency basis) in advertising expenses of $6.5 million, selling expenses of $5.0 million and general and administrative expenses of $3.9 million. The increase in advertising and selling expenses is primarily due to a planned increase in marketing, advertising and selling spend behind the segment’s branded wine and spirits portfolio. The increase in general and administrative expenses is primarily due to an unfavorable year-over-year overlap of gains on foreign currency transactions and additional investment behind the segment’s branded wine and spirits portfolio. The increase in Corporate Operations and Other’s selling, general and administrative expenses is primarily due to an increase in depreciation expense primarily related to Project Fusion. Unusual items, which consist of certain amounts that are excluded by management in their evaluation of each operating segment, were higher by $4.3 million in Six Months 2013 versus Six Months 2012. Selling, general and administrative expenses as a percent of net sales increased to 22.4% for Six Months 2013 as compared to 20.9% for Six Months 2012 primarily due to the factors discussed above, combined with the higher promotional spend.

Restructuring Charges

The Company recorded $0.7 million of restructuring charges for Six Months 2013 associated primarily with the Fiscal 2012 Initiative. Restructuring charges consisted of $0.6 million of employee termination benefit costs and $0.1 million of facility consolidation/relocation costs. The Company recorded $10.8 million of restructuring charges for Six Months 2012 associated primarily with the Fiscal 2012 Initiative.

In addition, the Company incurred additional costs for Six Months 2013 and Six Months 2012 in connection with the Company’s restructuring plans. Total costs incurred in connection with all plans for Six Months 2013 and Six Months 2012 are as follows:

	Six Months 2013	Six Months 2012
(in millions)
Cost of Product Sold
Accelerated depreciation	$—	$0.3

Selling, General and Administrative Expenses
Other costs	$5.4	$4.2

Restructuring Charges	$0.7	$10.8

The Company expects to incur the following costs in connection with its restructuring plans for Fiscal 2013.

Expected Fiscal 2013
(in millions)
Selling, General and Administrative Expenses
Other costs	$9.3

Restructuring Charges	$1.3

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Six Months 2013 and Six Months 2012.

	Six Months 2013	Six Months 2012	% (Decrease) Increase
(in millions)
Constellation Wines and Spirits	$294.3	$303.9	(3%)
Corporate Operations and Other	(44.1)	(39.8)	(11%)
Crown Imports	266.4	245.4	9%
Consolidations and eliminations	(266.4)	(245.4)	(9%)
Total Reportable Segments	250.2	264.1	(5%)
Restructuring Charges and Unusual Items	(13.5)	(17.3)	22%
Consolidated Operating Income	$236.7	$246.8	(4%)

As a result of the factors discussed above, consolidated operating income decreased to $236.7 million for Six Months 2013 from $246.8 million for Six Months 2012, a decrease of $10.1 million, or (4%). Restructuring charges and unusual items of $13.5 million and $17.3 million for Six Months 2013 and Six Months 2012, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Six Months 2013	Six Months 2012
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$2.3	$—
Accelerated depreciation	—	0.3
Cost of Product Sold	2.3	0.3

Selling, General and Administrative Expenses
Transaction and related costs associated with pending and completed acquisitions	9.1	—
Gain on settlement of receivable associated with a prior divestiture	(4.0)	—
Net foreign currency loss on contractual obligation from put option of Ruffino shareholder	—	2.1
Net gains on CWAE Divestiture and related activities	—	(0.1)
Other costs	5.4	4.2
Selling, General and Administrative Expenses	10.5	6.2

Restructuring Charges	0.7	10.8

Restructuring Charges and Unusual Items	$13.5	$17.3

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $131.1 million in Six Months 2013 from $126.2 million in Six Months 2012, an increase of $4.9 million, or 4%. This increase is primarily due to higher equity in earnings of Crown Imports, partially offset by lower equity in earnings from (i) Ruffino as a result of the October 5, 2011, acquisition of Ruffino and the consolidation of Ruffino’s results of operations since the date of acquisition, and (ii) the Company’s Opus One equity method investment.

Net sales for Crown Imports increased to $1,512.5 million for Six Months 2013 from $1,404.5 million for Six Months 2012, an increase of $108.0 million, or 8%. This increase resulted primarily from volume growth within the Crown Imports’ Mexican beer portfolio driven largely by increased advertising spend and continued consumer demand, combined with increased wholesaler demand in advance of the Crown Imports’ previously announced October 2012 price increase in select markets. Crown Imports’ gross profit increased $26.9 million, or 7%, primarily due to the volume growth in the Crown Imports’ Mexican beer portfolio. Selling, general and administrative expenses increased $5.9 million, or 4%, primarily due to the increased advertising spend, partially offset by a decrease in general and administrative expenses resulting primarily from the recognition of a gain in connection with the receipt of a payment terminating Crown Imports’ right to distribute the St. Pauli Girl beer brand. Operating income increased $21.0 million, or 9%, primarily due to these factors.

Interest Expense, Net

Interest expense, net of interest income of $2.9 million and $3.4 million, for Six Months 2013 and Six Months 2012, respectively, increased to $105.3 million for Six Months 2013 from $86.8 million for Six Months 2012, an increase of $18.5 million, or 21%. The increase resulted from higher average borrowings in total combined with a higher weighted average interest rate on outstanding borrowings resulting primarily from the issuance of the April 2012 Senior Notes and the August 2012 Senior Notes.

Provision for Income Taxes

The Company’s effective tax rate for Six Months 2013 and Six Months 2012 was 24.3% and 17.1%, respectively. The Company’s effective tax rate for Six Months 2013 was substantially impacted by the additional generation of foreign tax credits. The Company’s effective tax rate for Six Months 2012 was substantially impacted by a decrease in uncertain tax positions in connection with the completion of various income tax examinations during Six Months 2012.

Net Income

As a result of the above factors, net income decreased to $196.6 million for Six Months 2013 from $237.2 million for Six Months 2012, a decrease of $40.6 million, or (17%).

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

As of September 30, 2012, the Company had $834.5 million in revolving loans available to be drawn under its 2012 Credit Agreement. The Company currently intends to use up to $650.0 million of borrowings under the revolving credit facility to fund a portion of the Crown Acquisition. The member financial institutions participating in the Company’s 2012 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.

As previously discussed in the Overview section above, the Company has entered into certain agreements with respect to the Crown Acquisition. The consummation of the Crown Acquisition will require the incurrence by the Company of debt of approximately $1.875 billion, less any available cash used to fund the Crown Acquisition.

In August 2012, the Company entered into financing arrangements to fund the Crown Acquisition consisting of a $575.0 million delayed draw term loan facility available until December 30, 2013, under the Company’s 2012 Credit Agreement and the August 2012 Senior Notes. The Company expects the remaining financing for the Crown Acquisition to consist of revolver borrowings under the Company’s 2012 Credit Agreement, together with available cash. The Company also has a fully committed bridge facility through December 30, 2013, upon which it could draw to fund all or a portion of the Crown Acquisition if any of its expected financing is unavailable. See further information above under the caption “Recent Developments – Crown Imports.”

Six Months 2013 Cash Flows

Operating Activities

Net cash provided by operating activities for Six Months 2013 was $368.5 million, which resulted from net income of $196.6 million, plus net noncash items charged to the Consolidated Statements of Comprehensive Income of $112.2 million, net cash provided by the net change in the Company’s operating assets and liabilities of $44.2 million and other, net of $15.5 million.

The net noncash items consisted primarily of depreciation expense, deferred tax provision and stock-based compensation expense. The net cash provided by the net change in the Company’s operating assets and liabilities resulted primarily from an increase in accounts payable of $52.5 million and a decrease in inventories of $37.2 million, respectively, partially offset by an increase in accounts receivable, net of $51.1 million. The increase in accounts payable is due to seasonality, primarily related to the fall grape harvest. The decrease in inventories and the increase in accounts receivable, net were both due largely to seasonality as January and February are typically the Company’s lowest selling months. In addition, accrued interest increased $38.7 million, partially offset by a decrease in current income taxes payable of $26.3 million, both primarily due to timing of payments. Other, net consists primarily of an increase in deferred revenue.

Investing Activities

Net cash used in investing activities for Six Months 2013 was $184.0 million, which resulted primarily from the purchase of Mark West of $159.7 million and capital expenditures of $35.6 million.

Financing Activities

Net cash used in financing activities for Six Months 2013 was $89.9 million resulting primarily from principal payments of long-term debt of $838.0 million, payment of restricted cash upon issuance of long-term debt of $650.0 million, purchases of treasury stock of $383.0 million (see “Share Repurchases” below) and net repayment of notes payable of $358.3 million, largely offset by proceeds from issuance of long-term debt of $2,050.0 million and proceeds from exercises of employee stock options of $110.5 million.

Share Repurchases

In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). During the year ended February 29, 2012, the Company repurchased 21,234,266 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $413.7 million, or an average cost of $19.48 per share, through open market transactions. During Six Months 2013, the Company utilized the remaining $86.3 million outstanding under the 2012 Authorization to repurchase 3,970,481 shares of Class A Common Stock at an average cost of $21.74 per share, through open market transactions. In total, the Company has repurchased 25,204,747 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $500.0 million, or an average cost of $19.84 per share. The Company used proceeds from revolver borrowings under its then existing senior credit facility and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

In April 2012, the Company’s Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Share repurchases under the 2013 Authorization may be accomplished at management’s discretion from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund future share repurchases with cash generated from operations or proceeds from borrowings under its senior credit facility. Any repurchased shares will become treasury shares.

During Six Months 2013, the Company repurchased 14,023,985 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $296.7 million, or an average cost of $21.15 per share, through open market transactions. The Company used proceeds from the April 2012 Senior Notes, revolver borrowings under both the 2012 Credit Agreement and its prior senior credit facility, and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

No shares were repurchased under the 2013 Authorization during Second Quarter 2013. The balance of the 2013 Authorization remains available and the Company may repurchase shares under this authorization from time to time, including during the remainder of Fiscal 2013, at management's discretion as described above.

Debt

Total debt outstanding as of August 31, 2012, amounted to $3,987.7 million, an increase of $858.2 million from February 29, 2012.

Senior Credit Facility

2012 Credit Agreement

On May 3, 2012 (the “Closing Date”), the Company, Bank of America, N.A., as administrative agent, and certain other lenders (all such parties other than the Company are collectively referred to as the “Lenders”) entered into a new Credit Agreement (the “May 2012 Credit Agreement”). On August 8, 2012, the May 2012 Credit Agreement was amended and restated (the “August 2012 Restatement”). The May 2012 Credit Agreement together with the August 2012 Restatement is referred to as the “2012 Credit Agreement.” The 2012 Credit Agreement provides for aggregate credit facilities of $2,225.0 million, consisting of a $550.0 million term loan facility maturing on May 3, 2017 (the “Term A Facility”), a $250.0 million term loan facility maturing on May 3, 2019 (the “Term A-1 Facility”), a $575.0 million delayed draw term loan facility maturing on August 8, 2017 (the “Term A-2 Facility”), and an $850.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates on May 3, 2017 (the “Revolving Credit Facility”). The obligation of the relevant Lenders to make loans pursuant to the Term A-2 Facility (the “Term A-2 Loans”) terminates no later than December 30, 2013, and is subject to limited conditions, including, but not limited to, the Crown Acquisition having closed (or closing concurrently with the making of the Term A-2 Loans, the “Term A-2 Closing Date”). The 2012 Credit Agreement also permits the Company from time to time after the Closing Date to elect to increase the Lenders’ revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans (the “Incremental Facilities Cap”), other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $500.0 million until the Term A-2 Closing Date (see additional discussion below). A portion of the proceeds of the May 2012 Credit Agreement were used to repay the outstanding obligations under the Company’s then existing senior credit facility. The Company uses its revolving credit facility under the 2012 Credit Agreement for general corporate purposes.

The rate of interest on borrowings under the 2012 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2012 Credit Agreement). As of August 31, 2012, the LIBOR margin for the Term A Facility and the Revolving Credit Facility was 1.75%; and the LIBOR margin for the Term A-1 Facility was 2.0%.

The changes to the May 2012 Credit Agreement effected by the August 2012 Restatement, among other things, (i)  arranged a portion of the debt to finance the Crown Acquisition (the Term A-2 Facility), (ii)  facilitated the issuance of the August 2012 Senior Notes and the arrangements under the Escrow Agreement, (iii)  modified certain defined terms and covenant requirements, and (iv)  adjusted the Incremental Facilities Cap from $750.0 million to $500.0 million until the Term A-2 Closing Date. Subsequent to the Term A-2 Closing Date, the Incremental Facilities Cap will be $750.0 million minus the amount by which the aggregate initial principal amount of the Term A-2 Loans exceeds $325.0 million, if any. If the Term A-2 Loans are never borrowed and the commitments for the Term A-2 Facility are terminated, the Incremental Facilities Cap will revert to $750.0 million.

The obligations under the 2012 Credit Agreement are guaranteed by certain of the Company's U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii)  55-65% of certain interests of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to covenants that are contained in the 2012 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict the Company’s non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio.

As of August 31, 2012, under the 2012 Credit Agreement, the Company had outstanding borrowings under the Term A Facility of $550.0 million bearing an interest rate of 2.0%, Term A-1 Facility of $250.0 million bearing an interest rate of 2.2%, outstanding letters of credit of $15.4 million, and $834.6 million in revolving loans available to be drawn.

As of August 31, 2012, the required principal repayments of the Term A Facility and the Term A-1 Facility for the remaining six months of fiscal 2013 and for each of the five succeeding fiscal years and thereafter are as follows:

	Term A Facility	Term A-1 Facility	Total
(in millions)
2013	$13.7	$1.3	$15.0
2014	27.5	2.5	30.0
2015	41.3	2.5	43.8
2016	55.0	2.5	57.5
2017	55.0	2.5	57.5
2018	357.5	2.5	360.0
Thereafter	—	236.2	236.2
	$550.0	$250.0	$800.0

As of September 30, 2012, under the 2012 Credit Agreement, the Company had outstanding borrowings under the Term A Facility of $543.1 million bearing an interest rate of 2.0%, Term A-1 Facility of $249.4 million bearing an interest rate of 2.2%, outstanding letters of credit of $15.5 million, and $834.5 million in revolving loans available to be drawn.

In April 2012, the Company transitioned its interest rate swap agreements to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into new interest rate swap agreements which were designated as cash flow hedges of $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreements were dedesignated by the Company and the Company entered into additional undesignated interest rate swap agreements for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreements. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. Accordingly, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For Six Months 2013 and Second Quarter 2013, the Company reclassified net losses of $4.1 million and $2.0 million, respectively, net of income tax effect, from AOCI to interest expense, net on the Company’s consolidated results of operations. The Company did not reclassify any amount from AOCI to interest expense, net on its consolidated results of operations for Six Months 2012 and Second Quarter 2012 .

Senior notes –
On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s prior senior credit facility and common stock share repurchases under the 2013 Authorization. Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. The April 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus .5. The April 2012 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s U.S. subsidiaries guarantee the April 2012 Senior Notes, on a senior unsecured basis. As of August 31, 2012, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

On August 14, 2012, the Company issued $650.0 million aggregate principal amount of 4.625% Senior Notes due March 2023 (the “August 2012 Senior Notes”). The Company intends to use the net proceeds from the offering ($641.4 million) to fund a portion of the Crown Acquisition. Interest on the August 2012 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2013. The August 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus .5. In addition, if the Crown Acquisition is terminated or has not been consummated on or prior to December 30, 2013, all of the August 2012 Senior Notes will be redeemed (the “Special Mandatory Redemption”) at a price equal to 100% of the outstanding principal amount, together with accrued and unpaid interest to the date of the Special Mandatory Redemption. The August 2012 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness except that the Escrowed Property will be held in escrow and has been pledged to secure the August 2012 Senior Notes until it is used to fund a portion of the purchase price for the Crown Acquisition. Certain of the Company’s U.S. subsidiaries guarantee the August 2012 Senior Notes, on a senior unsecured basis. As of August 31, 2012, the Company had outstanding $650.0 million aggregate principal amount of August 2012 Senior Notes.

As discussed previously, in connection with the issuance of the August 2012 Senior Notes, the Company entered into the Escrow Agreement pursuant to which the Escrowed Property was placed into an escrow account. In accordance with the terms of the Escrow Agreement, the Escrowed Property will be released to the Company upon closing of the Crown Acquisition. If the Crown Acquisition is terminated or has not been consummated on or prior to December 30, 2013, the Escrowed Property will be released for purposes of effecting the Special Mandatory Redemption.

Debt payments –
Principal payments required under long-term debt obligations (excluding unamortized discount of $4.6 million) for the remaining six months of fiscal 2013 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2013	$24.0
2014	38.0
2015	550.7
2016	60.3
2017	757.9
2018	1,060.0
Thereafter	1,486.2
$3,977.1

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

Intangibles – goodwill and other –
In July 2012, the FASB issued amended guidance for indefinite lived intangible asset impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite lived intangible asset is impaired. If an entity concludes it is not more likely than not that an indefinite lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then the entity would be required to determine the fair value of the indefinite lived intangible asset and compare the fair value with the carrying amount of the indefinite lived intangible asset. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. The Company does not expect the adoption of this amended guidance to have a material impact on the Company's consolidated financial statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii)  the Company’s expected restructuring charges, accelerated depreciation and other costs, (iii)  information concerning expected or potential actions of third parties, (iv)  information concerning the future expected balance of supply and demand for wine, (v) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network, and (vi)  the duration of the share repurchase implementation and (II)  the statements regarding the acquisition of the remaining portion of Crown Imports LLC (the “Crown Acquisition”) and associated financing are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the Company’s restructuring charges, accelerated depreciation and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation and/or other costs of implementation, (iii)  the amount and timing of any additional share repurchases may vary due to market conditions, the Company’s cash and debt position, the impact of the Crown Acquisition and other factors as determined by management from time to time, (iv)  any consummation of the Crown Acquisition and any actual date of consummation of the Crown Acquisition may vary from the Company’s current expectations, and (v)  the exact components, availability and terms of the financing for the Crown Acquisition may vary due to market conditions, the Company’s cash and debt position, and other factors as determined by management. The Crown Acquisition is subject to the satisfaction of certain closing conditions, including receipt of necessary regulatory approvals and the consummation of certain transactions between Anheuser-Busch InBev SA/NV and Grupo Modelo, S.A.B. de C.V., and certain of its affiliates. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, as supplemented by Item 1A “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company, as a result of its global operating, acquisition and financing activities, is exposed to market risk associated with changes in foreign currency exchange rates, diesel fuel prices and interest rates. To manage the volatility relating to these risks, the Company periodically purchases and/or sells derivative instruments including foreign currency forward and option contracts, diesel fuel swap agreements and interest rate swap agreements. The Company uses derivative instruments solely to reduce the financial impact of these risks and does not use derivative instruments for trading purposes.

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of August 31, 2012, the Company had exposures to foreign currency risk primarily related to the euro, New Zealand dollar, and Canadian dollar.

As of August 31, 2012, and August 31, 2011, the Company had outstanding foreign currency derivative instruments with a notional value of $472.5 million and $689.1 million, respectively. As of August 31, 2012, approximately 55.2% of the Company’s balance sheet exposures and forecasted transactional exposures for the remaining six months of fiscal 2013 were hedged. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $0.1 million and $23.7 million as of August 31, 2012, and August 31, 2011, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of August 31, 2012, and August 31, 2011, the fair value of open foreign currency contracts would have been decreased by $9.1 million and increased by $1.9 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

As of August 31, 2012, the Company had outstanding diesel fuel swap agreements with a notional value of $13.9 million. The Company had no diesel fuel swap agreements outstanding as of August 31, 2011. The estimated fair value of the Company’s diesel fuel swap agreements was a net asset of $1.5 million as of August 31, 2012. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base price had been 10% weaker as of August 31, 2012, the fair value of open diesel fuel contracts would have been decreased by $1.5 million.

The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed rate debt, including current maturities, was $3,565.1 million and $2,078.7 million as of August 31, 2012, and August 31, 2011, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2012, and August 31, 2011, would have resulted in a decrease in the fair value of the fixed interest rate long-term debt by $179.1 million and $84.9 million, respectively.

As of August 31, 2012, and August 31, 2011, the Company had outstanding cash flow designated interest rate swap agreements to minimize interest rate volatility. As of August 31, 2012, and August 31, 2011, the swap agreements fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% and 2.9% (exclusive of borrowing margins), respectively, through September 1, 2016. In addition, the Company has offsetting undesignated interest rate swap agreements with an absolute notional value of $1.0 billion outstanding as of August 31, 2012. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $49.4 million and $41.5 million as of August 31, 2012, and August 31, 2011, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2012, and August 31, 2011, would have favorably increased the fair value of the interest rate swap agreements by $19.2 million and $25.5 million, respectively.

In addition to the $3,565.1 million and $2,078.7 million estimated fair value of fixed rate debt outstanding as of August 31, 2012, and August 31, 2011, respectively, the Company also had variable rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of August 31, 2012, and August 31, 2011, the estimated fair value of the Company’s total variable rate debt, including current maturities, was $768.6 million and $999.3 million, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2012, and August 31, 2011, would have resulted in a decrease in the fair value of the variable interest rate long-term debt by $32.7 million and $18.2 million, respectively.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

CONSTELLATION BRANDS, INC.

Dated:	October 10, 2012	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President, Finance and Controller

Dated:	October 10, 2012	By:	/s/ Robert Ryder
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

2.3
Membership Interest Purchase Agreement, dated as of June 28, 2012, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 28, 2012, filed July 2, 2012 and incorporated herein by reference).+

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference).

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

4.11
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

4.12
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K, dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

4.13
Supplemental Indenture No. 2, with respect to 4.625% Senior Notes due March 2023, dated as of August 14, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 14, 2012, filed August 17, 2012 and incorporated herein by reference).

4.14
Credit Agreement, dated as of May 3, 2012, among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders and other parties party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 3, 2012, filed May 9, 2012 and incorporated herein by reference).

4.15
Restatement Agreement, dated as of August 8, 2012, among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto, including Amended and Restated Credit Agreement dated as of August 8, 2012, among the Company, Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated August 6, 2012, filed August 10, 2012 and incorporated herein by reference).

4.16
Interim Loan Agreement, dated as of June 28, 2012, among the Company, Bank of America, N.A., as Administrative Agent and a lender, and JPMorgan Chase Bank, N.A., as a lender (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 28, 2012, filed July 2, 2012 and incorporated herein by reference).

4.17
Amended and Restated Interim Loan Agreement, dated as of July 18, 2012, among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated August 6, 2012, filed August 10, 2012 and incorporated herein by reference).

10.1
Guarantee Agreement, dated as of May 3, 2012, made by the subsidiaries of the Company from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders under the Credit Agreement, dated as of May 3, 2012, among Constellation, Bank of America, N.A., as Administrative Agent, and the Lenders and other parties party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 3, 2012, filed May 9, 2012 and incorporated herein by reference).

10.2
Guarantee Agreement, dated as of June 28, 2012, made by the subsidiaries of the Company from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders under the Interim Loan Agreement dated as of June 28, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 28, 2012, filed July 2, 2012 and incorporated herein by reference).

10.3
Guarantor Consent and Reaffirmation dated as of August 8, 2012, made by the subsidiaries of the Company from time to time party thereto in favor of Bank of America, N.A., as administrative agent, for the ratable benefit of the lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 6, 2012, filed August 10, 2012 and incorporated herein by reference).

10.4
Escrow Agreement, dated as of August 14, 2012, among Constellation Brands, Inc., Manufacturers and Traders Trust Company, in its capacity as Trustee, and Manufacturers and Traders Trust Company, as escrow agent and securities intermediary (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 14, 2012, filed August 17, 2012 and incorporated herein by reference).

10.5
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference).±

10.6
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference).±

10.7
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference).±

10.8
Form of Restricted Stock Agreement for Directors with respect to grants of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 27, 2012) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference).±

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2012 and February 29, 2012, (ii) Consolidated Statements of Comprehensive (Loss) Income for the six months and the three months ended August 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.*

*
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

	±	Designates management contract or compensatory plan or arrangement.

	#	Company’s Commission File No. 001-08495.

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