Form 10-K
period 2013-02-28
CONSTELLATION BRANDS, INC.
filed 2013-04-29
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,995,477,196.
The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 22, 2013, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	162,180,414
Class B Common Stock, par value $.01 per share	23,492,035
Class 1 Common Stock, par value $.01 per share	37

DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 24, 2013 is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation (I)  the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii)  the Company’s expected restructuring charges, accelerated depreciation and other costs, (iii)  information concerning expected or potential actions of third parties, (iv)  information concerning the future expected balance of supply and demand for wine, (v)  the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network, (vi)  the duration of the share repurchase implementation, and (II)  the statements regarding the acquisition of the remaining portion of Crown Imports LLC, the acquisition of the Piedras Negras brewery, and the acquisition of the perpetual brand rights for the Modelo brands currently sold in the U.S. and certain extensions (collectively the “Beer Business Acquisition”) and associated financing are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual grape harvest and actual consumer demand, (ii)  the Company’s restructuring charges, accelerated depreciation and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications, equipment relocation and/or other costs of implementation, (iii)  the amount and timing of any share repurchases may vary due to market conditions, the Company’s cash and debt position, the impact of the Beer Business Acquisition and other factors as determined by management from time to time, and (iv)  any consummation of the Beer Business Acquisition and any actual date of consummation of the Beer Business Acquisition may vary from the Company’s current expectations, (v)  the exact components, availability and terms of the financing for the Beer Business Acquisition, including any anticipated amendment or restatement of the Company’s senior credit facility, may vary due to market conditions, the Company’s cash and debt position, and other factors as determined by management, and (vi)  the timeframe and actual costs associated with the expansion of the Piedras Negras brewery may vary from management’s current expectations due to market conditions, the Company’s cash and debt position, and other factors as determined by management. The Beer Business Acquisition is subject to the satisfaction of certain closing conditions, including receipt of any required regulatory approvals and the consummation of certain transactions between Anheuser-Busch InBev SA/NV and Grupo Modelo, S.A.B. de C.V. and certain of its affiliates. Additional important factors that could cause actual results to differ materially from those set forth in or implied by the Company’s forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in other Company filings with the Securities and Exchange Commission.

PART I

Item 1. Business.

Introduction

Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries, and all references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes to conform with the Company’s method of classification. All references to “Fiscal 2013,” “Fiscal 2012” and “Fiscal 2011” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2014” refer to the Company’s fiscal year ending February 28, 2014.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2012 and have been obtained or derived from industry and government publications and Company estimates. The industry and government publications include: Beverage Information Group; Impact Databank Review and Forecast; SymphonyIRI Group; Aztec; Euromonitor International; International Wine and Spirit Record; Association for Canadian Distillers; Distilled Spirits Council of the United States; and Canadian Home Wine Trade Association. The Company has not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. The Company has approximately 4,500 employees located primarily in the United States (“U.S.”) and Canada with its corporate headquarters located in Victor, New York. The Company conducts its business through entities it wholly owns as well as through a variety of joint ventures and other entities.

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

The Company is the leading marketer of imported beer in the U.S. through its investment in Crown Imports LLC (“Crown Imports”), a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”) pursuant to which Modelo’s Mexican beer portfolio (the “Modelo Brands”) are imported, marketed and sold by the joint venture in the U.S. on an exclusive basis. As discussed in Recent Developments below, the Company has signed definitive agreements to acquire the remaining 50% equity interest in Crown Imports for approximately $1.85 billion, and the Piedras Negras brewery located in Nava, Coahuila, Mexico and the perpetual brand rights for the Modelo Brands currently sold in the U.S. and certain extensions for approximately $2.9 billion. The combined $4.75 billion beer business transaction is expected to be completed around the end of the Company’s first quarter of fiscal 2014, or shortly thereafter. The pending transaction is expected to position the Company as the third largest producer and marketer of beer for the U.S. market and the largest multi-category supplier (wine, spirits and beer) of beverage alcohol in the U.S.

Many of the Company’s products are recognized leaders in their respective categories and geographic markets. The Company’s strong market positions make the Company a supplier of choice to many of its customers, who include wholesale distributors, retailers, on-premise locations and government alcohol beverage control agencies.

The Company currently reports net sales in one reportable segment, Constellation Wines and Spirits (formerly known as Constellation Wines North America through February 29, 2012). Prior to the January 2011 CWAE Divestiture (as defined below), the Company reported its net sales in two reportable segments, Constellation Wines and Spirits and Constellation Wines Australia and Europe (see additional discussion regarding business segments below). Net sales reported by segment (based on the location of the selling company) are summarized as follows:

	For the Year Ended February 28, 2013	% of Total	For the Year Ended February 29, 2012	% of Total	For the Year Ended February 28, 2011	% of Total
(in millions)
Constellation Wines and Spirits	$2,796.1	100%	$2,654.3	100%	$2,557.3	77%
Constellation Wines Australia and Europe	—	—	—	—	774.7	23%
Consolidated Net Sales	$2,796.1	100%	$2,654.3	100%	$3,332.0	100%

During the past 10 years, there have been certain key trends within the beverage alcohol industry, which include:

•	Consolidation of suppliers, wholesalers and retailers;

•	An increase in global wine consumption, with premium wines growing faster than value-priced wines;

•	Premium spirits growing faster than value-priced spirits; and

•	High-end beer (imports and crafts) growing faster than domestic beer in the U.S.

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

Over the four fiscal years ended February 28, 2011, the Company complemented this strategy by divesting certain businesses, brands, and assets as part of its efforts to increase its mix of premium brands, improve margins, create operating efficiencies and reduce debt. Since completing that period of divestiture activity, the Company acquired the remaining interest in Ruffino S.r.l. (“Ruffino”) in Fiscal 2012 and acquired Mark West (as defined below) in Fiscal 2013. The Ruffino and Mark West brands are higher-margin premium wine growth brands.

The pending beer business transaction, including the acquisition of the perpetual brand rights for the Modelo Brands currently sold in the U.S. and certain extensions and the Mexican brewery assets, is expected to solidify the Company’s position in the U.S. beer market over the long-term. The transaction is also expected to diversify the Company’s profit base and enhance margins, earnings and cash flow.

Recent Developments

Crown Imports

In June 2012, the Company signed an agreement to acquire the remaining 50% equity interest in Crown Imports for approximately $1.85 billion (the “Initial Purchase Agreement”). As discussed previously, Crown Imports has the exclusive right to import, market and sell primarily the Modelo Brands in the U.S. and Guam. Crown Imports’ portfolio of brands includes Corona Extra, the best-selling imported beer and the sixth best-selling beer overall in the U.S.; Corona Light, the leading imported light beer; and Modelo Especial, the third largest and one of the fastest growing major imported beer brands.

In February 2013, the Company signed an amended and restated agreement to acquire the remaining 50% equity interest in Crown Imports for the previously agreed amount of approximately $1.85 billion (the “February 2013 Crown Purchase Agreement”). In addition, the Company signed an agreement to purchase (i)  all of the outstanding capital stock of Compañia Cervecera de Coahuila, S.A. de C.V., the company which owns the Piedras Negras brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)  all of the outstanding capital stock of Servicios Modelo de Coahuila, S.A. de C.V. (the “Services Company”), and (iii)  the perpetual brand rights for the Modelo Brands currently sold in the U.S. and certain extensions (collectively, the “February 2013 Purchased Shares and Licensed Rights”) for approximately $2.9 billion, in aggregate, subject to a post-closing adjustment. The February 2013 Crown Purchase Agreement and the February 2013 Purchased Shares and Licensed Rights are collectively referred to as the “February 2013 Beer Business Acquisition.”

In April 2013, the Company entered into amendments to the agreements regarding the February 2013 Beer Business Acquisition (the “First Amendments”), pursuant to which, among other things, the Company is required to build out and expand the Brewery to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, the First Amendments provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the amended agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of interim supply arrangements beyond three years. The February 2013 Beer Business Acquisition together with the First Amendments is referred to as the “Beer Business Acquisition.” The pending Beer Business Acquisition is expected to position the Company as the third largest producer and marketer of beer for the U.S. and the largest multi-category supplier of beverage alcohol in the U.S.

Recent Acquisitions and Divestitures

In July 2012, the Company acquired Mark West for $159.3 million. The transaction primarily includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (“Mark West”). The acquisition of this higher-margin, premium wine growth brand complements the Company’s existing portfolio and further strengthens the Company’s focus on consumer-preferred premium wine brands.

In October 2011, the Company acquired the remaining 50.1% equity interest in Ruffino for €50.3 million ($68.6 million). The Company also assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). Prior to this transaction, the Company had owned 49.9% of Ruffino and was the U.S. importer for the Ruffino wine brands.

In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $267.7 million. The Company has received cash proceeds of $193.1 million, net of cash divested of $15.8 million, direct costs paid of $12.0 million and post-closing adjustments paid of $18.5 million. The Company has retained a less than 20% interest in the business. This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio and improving margins and return on invested capital.

For more information about these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Business Segments

Prior to January 31, 2011, the Company’s internal management financial reporting consisted of four business divisions:  Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand, and Crown Imports. Due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company had aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, prior to January 31, 2011, the Company reported its operating results in four segments:  Constellation Wines and Spirits (wine and spirits) (formerly known as Constellation Wines North America through February 29, 2012), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). As a result of the January 2011 CWAE Divestiture, as of February 1, 2011, the Company no longer reports operating results for the CWAE segment.

From February 1, 2011, through May 31, 2011, the Company’s internal management financial reporting consisted of three business divisions:  Constellation Wines North America, Constellation Wines New Zealand and Crown Imports. As discussed above, the Company had aggregated the results of its Constellation Wines New Zealand operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, from February 1, 2011, through May 31, 2011, the Company reported its operating results in three segments:  Constellation Wines and Spirits, Corporate Operations and Other, and Crown Imports.

In connection with the Company’s changes on June 1, 2011, within its internal management structure for its wine and spirits business, the Company changed its internal management financial reporting to consist of two business divisions:  Constellation Wines North America and Crown Imports. These organizational changes had no impact on the Company’s previously reported segment financial information as the Company continues to report its operating results in three segments: Constellation Wines and Spirits, Corporate Operations and Other, and Crown Imports. The business segments, described more fully below, reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.

Information regarding net sales, operating income and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 21 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

Constellation Wines and Spirits

Constellation Wines and Spirits is the leading producer and marketer of premium wine in the world. It has a leading market position in the U.S., Canada and New Zealand and sells a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine. The portfolio of super-premium and fine wines is supported by vineyard holdings in the U.S., Canada, New Zealand and Italy. Wine produced by the Company in the U.S. is primarily marketed domestically and in Canada and the U.K. Wine produced in Canada is primarily marketed domestically. Wine produced in New Zealand is primarily marketed in the U.S., Canada, Australia, the U.K. and domestically. Wine produced in Italy is primarily marketed in the U.S., Canada and domestically. In addition, Constellation Wines and Spirits exports its wine products to other major wine consuming markets of the world.

In the U.S., Constellation Wines and Spirits sells 14 of the top-selling 100 table wine brands and is a leading premium wine company. In Canada, it is the leading wine company and has six of the top-selling 25 table wine brands and the leading icewine brand with Inniskillin.

Constellation Wines and Spirits’ well-known wine brands include Robert Mondavi Brands, Clos du Bois, Estancia, Black Box, Arbor Mist, Blackstone, Rex Goliath, Simi, Toasted Head, Mark West, Ravenswood, Franciscan Estate, Ruffino, Wild Horse, Kim Crawford, Mount Veeder, Nobilo, Inniskillin and Jackson-Triggs.

Premium spirit brands in Constellation Wines and Spirits’ portfolio include SVEDKA Vodka, Black Velvet Canadian Whisky and Paul Masson Grande Amber Brandy, all of which have a leading position in their respective categories.

Constellation Wines and Spirits is also a leading producer and marketer of wine kits and beverage alcohol refreshment drinks in Canada.

In conjunction with its wine production, Constellation Wines and Spirits produces and sells bulk wine and other related products and services.

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

Crown Imports

In January 2007, the Company completed the formation of Crown Imports. The Company and Modelo indirectly each have an equal interest in Crown Imports, which has the exclusive right to import, market and sell primarily the Modelo Brands, which include Corona Extra, Corona Light, Modelo Especial, Pacifico, Negra Modelo and Victoria, in all 50 states of the U.S. In the U.S., Crown Imports has five of the top-selling 25 imported beer brands. Corona Extra is the best-selling imported beer and the sixth best-selling beer overall in the U.S.; Corona Light is the leading imported light beer; and Modelo Especial is the third largest and one of the fastest growing major imported beer brands. The Company currently accounts for its investment in Crown Imports under the equity method.

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

Trademarks and Distribution Agreements

Trademarks are an important aspect of the Company’s business. The Company sells its products under a number of trademarks, which the Company owns or uses under license. Throughout its segments, the Company also has various licenses and distribution agreements for the sale, or the production and sale, of its products and products of third parties. These licenses and distribution agreements have varying terms and durations. At the end of the Company’s year ended February 28, 2013, these agreements included, among others, a long-term license agreement with the B. Manischewitz Company, which expires in 2042, for the Manischewitz brand, and a distribution and importation agreement with Baron Philippe de Rothschild S.A., which expires in December 2016, for the Mouton Cadet brand. Additionally, in connection with the CWAE Divestiture, the Company entered into distribution, importation and license agreements, some of which may expire in 2014 regarding the production, distribution, importation and licensing of products owned by the divested business which include various brands, such as, but not limited to, the Hardy’s brands in certain countries outside the U.S.

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

Constellation Wines and Spirits’ principal wine competitors include:  E&J Gallo Winery, The Wine Group, Treasury Wine Estates, W.J. Deutsch & Sons, Ste. Michelle Wine Estates and Kendall-Jackson in the U.S.; Andrew Peller, E&J Gallo Winery, Treasury Wine Estates and Kruger in Canada; and Pernod Ricard, Lion Nathan and Treasury Wine Estates in New Zealand. Constellation Wines and Spirits’ principal distilled spirits competitors include:  Diageo, Beam, Pernod Ricard, Bacardi and Brown-Forman.

Crown Imports’ principal competitors include:  Anheuser-Busch InBev, MillerCoors and Heineken.

Production

In the U.S., the Company operates 18 wineries where wine is produced from many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. The Company also operates nine wineries in Canada, four wineries in New Zealand and five wineries in Italy. Grapes are crushed at most of the Company’s wineries and stored as wine until packaged for sale under the Company’s brand names or sold in bulk. In the U.S., Canada and Italy, the Company’s inventories of wine are usually at their highest levels in September through November during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Similarly, in New Zealand, the Company’s inventories of wine are usually at their highest levels in March through May during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush.

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

The Company receives grapes from approximately 1,080 independent growers in the U.S., approximately 100 independent growers in Canada, approximately 80 independent growers in New Zealand and approximately 20 independent growers in Italy. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year and is generally based on then-current market prices.

At February 28, 2013, the Company owned or leased approximately 19,200 acres of land and vineyards, either fully bearing or under development, in California (U.S.), New York (U.S.), Canada, New Zealand and Italy. This acreage supplies only a small percentage of the Company’s overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of the Company’s super-premium and fine wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

The distilled spirits manufactured and imported by the Company require various agricultural products, neutral grain spirits and bulk spirits. The Company fulfills its requirements through purchases from various sources by contractual arrangement and through purchases on the open market. The Company believes that adequate supplies of the aforementioned products are available at the present time.

The Company utilizes glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of its products. After grape purchases, glass bottle costs are the largest component of the Company’s cost of product sold. In the U.S. and Canada, the glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of the Company’s glass container requirements for its U.S. operations and a portion of the Company’s glass container requirements for its Canadian operations, with the remaining portion of the Company’s glass container requirements for its Canadian operations supplied by another producer. The Company has been able to satisfy its requirements with respect to the foregoing and considers its sources of supply to be adequate at this time. However, the inability of any of the Company’s glass bottle suppliers to satisfy the Company’s requirements could adversely affect the Company’s operations.

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

Employees

As of the end of March 2013, the Company had approximately 4,500 full-time employees. Approximately 2,700 full-time employees were in the U.S. and approximately 1,800 full-time employees were outside of the U.S., primarily in Canada. Additional workers may be employed by the Company during the grape crushing seasons. The Company considers its employee relations generally to be good.

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

Although we believe the adverse worldwide and domestic economic conditions experienced over recent years are improving, the degree and pace of recovery is uncertain and is expected to vary around the globe. Worldwide and domestic economies remain subject to prolongation, exacerbation and expansion of adverse conditions. In addition, instability in global credit markets, including the uncertainty related to sovereign debt issues in certain countries in the European Union, the instability in the geopolitical environment in many parts of the world, and other disruptions, may continue to put pressure on global economic conditions. We are subject to risks associated with adverse economic conditions, including economic slowdown, inflation, and the disruption, volatility and tightening of credit and capital markets. Additionally, changes in economic and financial conditions in the United States (“U.S.”) and other countries, including the outcome of negotiations surrounding the U.S. “sequester”, tax increases and potential spending cuts may impact consumer confidence and consumer spending.

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

The timing and nature of any recovery in the financial markets continues to remain uncertain, and there can be no assurance that market conditions will continue to improve in the near future. A prolonged downturn, worsening or broadening of adverse conditions in the worldwide and domestic economies, or return of high levels of inflation could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. We are not able to predict the pace of recovery of the economies in the U.S. and our other major markets outside the U.S., nor are we able to predict the outcome of negotiations surrounding the U.S. “sequester”.

Any failure to complete the pending Beer Business Acquisition could materially adversely impact the market price of our common stock.

On June 28, 2012, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with Anheuser-Busch InBev SA/NV (“ABI”) under which we agreed that, through our subsidiaries, we would acquire the remaining 50% of Crown Imports for a purchase price of approximately $1.85 billion. In addition, on June 28, 2012, we entered into an interim loan agreement (the “Bridge”) to provide for fully committed bridge financing in order to complete the acquisition. The Bridge provided for aggregate credit facilities of $1.875 billion. On February 13, 2013, we amended and restated the MIPA, entered into a Share Purchase Agreement (the “SPA”), and amended and restated the Bridge and on April 19, 2013, we further amended the MIPA and amended the SPA. As a result of these activities, we have agreed to acquire (i) the remaining 50% of Crown Imports for a purchase price of approximately $1.85 billion, and (ii) the stock of a company that holds the Piedras Negras brewery located in Nava, Coahuila, Mexico (the “Brewery”) together with the stock of the company which provides workers for the Brewery (together, the “Brewery Companies”), and will be granted perpetual brand licenses for the Mexican portfolio of Crown Imports currently sold in the U.S. and certain extensions for approximately $2.9 billion, subject to certain closing adjustments. Collectively, these acquisition activities are the “Beer Business Acquisition”. Pursuant to our current amended and restated Bridge financing, we have committed financing of up to $4.375 billion.

If the Beer Business Acquisition is not completed for any reason the price of our common stock will likely decline to the extent that the market price of our common stock reflects market assumptions that the acquisition will be completed. We cannot guarantee that the Beer Business Acquisition will be completed on the agreed upon terms or at all. Consummation of that acquisition is subject to the following risks and uncertainties, among others:

•
ABI and Grupo Modelo, S.A.B. de C.V. (“Modelo”) (and affiliated entities of each of them) may not complete their transaction due to lack of receipt of necessary regulatory approval, legal challenges by private parties, or otherwise.

•
Although our Bridge provides committed financing for additional debt to fund most of the purchase price, there is no guarantee that the Bridge lenders will fulfill their obligations to us or that we will be able to otherwise finance the Beer Business Acquisition.

Due to its unique nature, if the Beer Business Acquisition does not occur it is unlikely that a comparable transaction can be consummated.

In order to complete the Beer Business Acquisition, we will incur a substantial amount of additional indebtedness which could have an adverse effect on our financial condition and make it more difficult for us to obtain additional financing in the future.

We currently expect to finance the Beer Business Acquisition with available cash and proceeds from a combination of debt financings, including the issuance of notes, additional term loans and revolver borrowings under our senior credit facility and borrowings under our accounts receivable securitization facility. We anticipate that it will be necessary for us to amend our current senior credit facility in order to provide for certain of this additional debt needed to fund the Beer Business Acquisition. The incurrence of the additional debt to fund the approximately $4.75 billion aggregate purchase price for the Beer Business Acquisition may have an adverse effect on our financial condition and may limit our ability to obtain financing in the future. We may have to obtain financing under the Bridge Facility if we cannot secure some or all of the expected permanent financing. The interest rates and other financial terms for debt incurred pursuant to the Bridge Facility would be generally less favorable than what we have contemplated under our present plans for permanent financing arrangements. In addition, the Bridge Facility imposes various covenants and restrictions upon us which would apply in the event we obtained financing under it.

If we fail to realize the expected benefits from the Beer Business Acquisition, it may make it more difficult for us to service our debt and our results of operations may fail to meet expectations.

If the financial performance of our business, as supplemented by the assets and business acquired in the Beer Business Acquisition, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations. We may not realize the expected benefits of the Beer Business Acquisition because of integration difficulties and other challenges. The success of the Beer Business Acquisition will depend, in part, on our ability to successfully integrate the acquired assets and business with our existing businesses. The integration process may be complex, costly and time-consuming. Complications with the integration could result from the following circumstances, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees of Crown or the Brewery Companies;

•	operating risks inherent in the acquired businesses and assets and our business;

•	failure to expand the Brewery under the timeline imposed by the Antitrust Division of the United States Department of Justice pursuant to its proposed final judgment;

•	unanticipated issues, expenses and liabilities; and

•	unfamiliarity with operating in Mexico.

We may not be able to achieve the levels of revenue, earnings or operating efficiency that we expect with respect to our operation of the Brewery and our full ownership of Crown and other acquired assets. In addition, we may not accomplish the integration smoothly, including the expansion of the Brewery, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the anticipated cost savings, growth opportunities and other potential synergies of the Beer Business Acquisition are not realized fully, or at all, or take longer to realize than expected, our business, financial condition and results of operations may be negatively impacted.

Our experience operating breweries is not of the size and complexity contemplated by the Beer Business Acquisition.

Although we have prior experience operating breweries, it is not of the size and complexity contemplated by the Beer Business Acquisition. In order to operate the Brewery we will be dependent upon the operational experience of employees who are new to our organization.

Our business will become more dependent on our sales of Modelo Brands’ products.

Following completion of the Beer Business Acquisition, sales of the Modelo Brands in the U.S. will become a more significant portion of our business. Accordingly, if the growth rate, amount or profitability of our sales of the Modelo Brands in the U.S. declines, our business could be more adversely affected than as compared to a time prior to the Beer Business Acquisition. The Modelo Brands are among the top imported premium beer brands in the U.S; Corona Extra is the leading imported brand, Modelo Especial is third and Corona Light is first among imported light beers. Consequently, any material shift in consumer preferences away from the Modelo Brands, or from the categories in which they compete, could have a material adverse effect on our business. Consumer preferences and tastes may shift away from the Modelo Brands or beer generally due to, among other reasons, changing taste preferences, demographics or perceived value. Such changes in performance and taste could have a material adverse effect on our financial condition and results of operations.

We will become dependent on the Brewery for our supply of Modelo Brands and, eventually, the Brewery is expected to be our sole source of supply for the Modelo Brands.

The majority of Crown's requirements for Modelo Brands are produced by the Brewery, which is a single facility located in Nava, Coahuila, Mexico, and our contractual arrangements with ABI anticipate that eventually all of Crown's supply of the Modelo Brands will be produced by the Brewery. We intend to expand the Brewery's capacity over the three-year period following consummation of the Beer Business Acquisition and will enter into interim supply arrangements for a supply of additional Modelo Brands products for a period of three years following consummation of the Beer Business Acquisition. These arrangements will also provide for up to two one-year extensions. However, the Antitrust Division of the United States Department of Justice will have a right of approval, in its sole discretion, of any extension of the term of these interim supply arrangements beyond three years. There can be no assurance that any requested extension would be granted.

Crown may not be able to satisfy all its product supply requirements for Modelo Brands in the event of a significant partial destruction or the total destruction of the Brewery due to terrorism or other risks such as natural disasters or catastrophic events that damage or destroy the facility. Also, if the contemplated expansion of the Brewery is not completed within three years after consummation of the Beer Business Acquisition, the Brewery may not be able to produce sufficient Modelo Brands to satisfy our needs. Under such circumstances, we may be unable to obtain Modelo Brands at a reasonable price from another source, if at all. A significant disruption at the Brewery, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more or may take a significant time to start production, any of which could negatively affect our business and financial performance. Additionally, our general insurance policies may not cover certain types of catastrophes that might affect the Brewery. A major uninsured catastrophe could result in significant unrecoverable losses. The Brewery currently has the capacity to fill approximately 60% of our current projected product requirements.

We face risks associated with the SPA in connection with the Beer Business Acquisition.

In connection with the Beer Business Acquisition, the companies we acquire may have liabilities that are not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of the Brewery Companies we will acquire. Under the SPA, ABI has agreed to provide us with a limited set of representations and warranties. Our sole remedy from ABI for any breach of those representations and warranties is an action for indemnification, not to exceed $500 million under the SPA. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on our financial condition and results of operations.

Our operation of the Brewery will depend on a sufficient supply of quality water and agricultural and other raw materials.

We will be dependent on sufficient amounts of quality water for operation of the Brewery. The Brewery receives allotments of water originating from a mountain aquifer. Although we anticipate receiving allotments adequate to support the brewery’s on-going requirements, including as a result of the anticipated expansion, there is no guarantee that its allotments or requirements will not change materially in the future. If water becomes scarcer or the quality of the water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our business and financial performance. Even if quality water is widely available to the brewery, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of the brewery. Any of these factors could have a material and adverse effect on our financial condition and results of operations.

The Brewery also uses a large volume of agricultural and other raw materials to produce its products, such as corn starch, malt, hops, and water, and packaging materials, including glass, aluminum, cardboard and other paper products. The Brewery also uses a significant amount of energy in its operations. The supply and price of these raw materials and energy can be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices), droughts and other weather conditions, economic factors affecting growth decisions, inflation, plant diseases and theft. To the extent any of the foregoing factors affect the prices of ingredients or packaging or do not effectively or completely hedge changes in commodity price risks, our financial condition and results of operations could be materially and adversely impacted.

Expanding our operations into Mexico increases risks associated with international operations.

We have limited operating experience in Mexico. Completion of the Beer Business Acquisition will generally increase the potential risks and uncertainties associated with our doing business globally, including risks relating to currency rate fluctuations, interest rate fluctuations, and geopolitical uncertainty, any of which could have a material adverse effect on our operation of Crown and the Brewery. Our operations in Mexico will expose us to additional risks associated with international operations, any of which could have a material adverse effect on our financial condition and results of operations, including:

•	changes in local political, economic, social and labor conditions;

•	potential disruption from socio-economic violence, including drug-related violence;

•	restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;

•	import and export requirements;

•	currency exchange rate fluctuations;

•	a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues;

•	compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act; and

•	other challenges caused by distance, language, and cultural differences.

Other risks and uncertainties which we currently face will be increased by the Beer Business Acquisition.

Upon completion of the Beer Business Acquisition, some of the other risks and uncertainties we already face and which are described more fully elsewhere in this section will be increased, such as risks and uncertainties, any of which could have a material adverse effect on our financial condition and results of operations, relating to:

•	the possibility of increases in import and excise duties or other taxes or government regulations;

•	the possibility that benefit cost increases could occur and reduce our profitability;

•	the possibility that various diseases, pests and certain weather conditions could affect the quality and quantity of agricultural raw materials used in production of our products;

•	our purchase of raw materials under short-term supply contracts;

•	the amount of our intangible assets and the possibility of a write-down relating to any of these assets;

•	the possibility of a class action or other litigation relating to alcohol abuse, the misuse of alcohol, product liability, or marketing or sales practices;

•	any damage to our reputation;

•	our dependence on trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others;

•	contamination harming the integrity of or consumer support for our brands;

•	increases in the cost of energy or the costs of environmental regulatory compliance; and

•
our reliance upon complex information systems distributed worldwide and our reliance upon third party global networks and the possibility we could experience breaches of security or interruptions to our business services.

We are controlled by the Sands Family.

Our Class B common stock is principally held by members of the Sands family, either directly or through entities controlled by members of the Sands family. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Holders of Class 1 common stock generally do not have voting rights. The stock ownership of the Sands family and entities controlled by members of the Sands family represents a majority of the combined voting power of all classes of the Company’s common stock as of April 22, 2013, voting as a single class. As a result, the Sands family has the power to elect a majority of the Company’s directors and approve actions requiring the approval of the stockholders of the Company voting as a single class.

Our indebtedness could have a material adverse effect on our financial health.

We have incurred substantial indebtedness to finance our acquisitions and repurchase shares of our common stock, and we will incur substantial additional indebtedness to fund the Beer Business Acquisition. In the future, we may continue to incur substantial additional indebtedness to finance further acquisitions, additional repurchases of shares of our stock, and other general corporate purposes. Our ability to satisfy our debt obligations outstanding from time to time will depend upon our future operating performance. We do not have complete control over our future operating performance because it is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors. We cannot assure you that our business will generate sufficient cash flow from operations to meet all of our debt service requirements and to fund our general corporate capital requirements.

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

We expect to acquire the remaining 50% interest in Crown Imports and 100% of the interest in the Brewery Companies, and we recently acquired the remaining 50.1% interest in Ruffino S.r.l. and sold 80.1% of our Australian and U.K. business. In connection with the integration of acquired operations, the separation of divested businesses, or the conduct of our overall business strategies, we may periodically restructure our businesses, integrate or separate our financial, operations and/or information systems, reorganize the management and reporting relationships within our business and/or sell assets or portions of our business. We may not achieve expected cost savings or efficiencies from restructuring activities or realize the expected proceeds from sales of assets or portions of our business. Actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. We may provide various indemnifications in connection with the sale of assets or portions of our business. Additionally, our final determinations and appraisals of the fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.

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

Glass bottle costs are one of our largest components of cost of product sold. In the U.S. and Canada, glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our U.S. operations and a portion of our glass container requirements for our Canadian operations, with the remaining portion of our glass container requirements for our Canadian operations supplied by another producer. The inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our business.

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

If we suffer a loss to our wineries, production facilities or distribution system, or the breweries which produce the beer we sell, due to catastrophe, our business, operations or financial performance could be seriously harmed.

Throughout the years, we have consolidated several of our winery and production facility operations. Two of our largest wineries are the Woodbridge Winery in Acampo, CA and the Mission Bell Winery in Madera, CA. These two facilities produce approximately 27 million cases (or 42%) of our product annually. Much of our supply of Mexican beer is produced at the Brewery in Piedras Negras, Coahuila, Mexico. Additionally, many of our vineyards and production and distribution facilities are located in areas which are prone to seismic activity. If any of these vineyards and facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, since we have consolidated certain of our operations and various production and distribution facilities, we are more likely to experience an interruption of our operations in the event of a catastrophic event in any one location, such as through acts of war or terrorism, fires, floods, earthquakes, hurricanes or other natural or man-made disasters. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain insurance. Although we carry insurance for property damage and business interruption, certain catastrophes are not covered by our insurance policies as we believe this to be a prudent financial decision. If our insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at greater risk that we may experience an adverse impact to our financial results. We take steps to minimize the damage that would be caused by a catastrophic event, but there is no certainty that our efforts would prove successful. If one or more significant uninsured events occur, we could suffer a major financial loss.

Our operations subject us to risks relating to doing business globally, currency rate fluctuations, interest rate fluctuations, and geopolitical uncertainty, any of which could have a material adverse effect on our business.

In addition to our operations in the U.S., we have operations in Canada, New Zealand and Italy, our products are produced in various countries around the world and we sell our products in numerous countries throughout the world, and we have announced plans to enter into certain emerging markets over time. Upon consummation of the pending Beer Business Acquisition, we will also have operations in Mexico. Therefore, we are subject to risks associated with potential disruptions caused by changes in political, economic and social environments, including civil and political unrest, terrorism, local labor conditions and changes in laws, governmental regulations and policies in many countries outside the U.S. We are also subject to U.S. laws affecting the activities of U.S. companies abroad, including tax laws, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, and laws regarding the enforcement of contract and intellectual property rights. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these factors and other matters generally affecting U.S. companies with global operations. Although we have implemented policies and procedures designed to ensure compliance with foreign and U.S. laws and regulations, including anti-corruption laws, there can be no assurance that our employees, business partners or agents will not violate our policies or take action determined to be in violation of the law. Any determination that our operations or activities were not in compliance with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions. We are also exposed to risks associated with currency fluctuations and risks associated with interest rate fluctuations. Currency exchange rates between the U.S. dollar and foreign currencies in the markets in which we do business have fluctuated in recent years and are likely to continue to do so in the future. We manage our exposure to foreign currency and interest rate risks utilizing derivative instruments and other means to reduce those risks. We could experience changes in our ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks. We could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties may have a material adverse effect on our results of operations and financial condition, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers, affect our global operations.

We have a significant amount of intangible assets, such as goodwill and trademarks, and if we are required to write-down any of these intangible assets, it could materially reduce our net income.

For the years ended February 29, 2012, and February 28, 2011, we recorded impairment losses of $38.1 million and $23.6 million, respectively, on certain of our intangible assets. For the year ended February 28, 2013, no impairment losses were recorded. We continue to have a significant amount of intangible assets such as goodwill and trademarks and may acquire more intangible assets in the future. In accordance with the Financial Accounting Standards Board (“FASB”) guidance for intangibles – goodwill and other, goodwill and indefinite lived intangible assets are subject to a periodic impairment evaluation. The write-down of any of these intangible assets could materially and adversely affect our net income.

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

The termination of the joint venture by acquisition of Constellation Beers’ interest or for other reasons noted above could have a material adverse effect on our business, financial condition or results of operations. This risk should be eliminated if the Beer Business Acquisition is consummated.

Class action or other litigation relating to alcohol abuse, the misuse of alcohol, product liability, or marketing or sales practices could adversely affect our business.

There has been public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. We also could be exposed to lawsuits relating to product liability or marketing or sales practices. Adverse developments in lawsuits concerning these types of matters or a significant decline in the social acceptability of beverage alcohol products that results from lawsuits could have a material adverse effect on our business.

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

Contamination could harm the integrity of, or consumer support for, our brands and adversely affect the sales of our products.

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

Constellation Wines and Spirits

Through the Constellation Wines and Spirits segment, the Company maintains facilities in the U.S., Canada, New Zealand and Italy. These facilities include wineries, a distilling plant, bottling plants, warehousing and distribution facilities, distribution centers and office facilities. The segment maintains owned and/or leased division offices in a variety of locations, including Canandaigua, New York; St. Helena, California; San Francisco, California; Mississauga, Ontario; Huapai, New Zealand; and Brescia, Italy.

United States

In the U.S., the Company, through its Constellation Wines and Spirits segment, operates one winery in New York, located in Canandaigua; 16 wineries in California, located in Acampo, Geyserville, Gonzales, Healdsburg, Madera, Oakville, Soledad, Rutherford, Templeton, Ukiah, two in Lodi, two in Napa, two in Sonoma; and one winery in Washington, located in Prosser. Sixteen of these wineries are owned and one winery in Napa, California and one winery in Sonoma, California are leased. The Company considers the segment’s principal facilities in the U.S. to be the Mission Bell winery in Madera (California), the Canandaigua winery in Canandaigua (New York), the Franciscan Vineyards winery in Rutherford (California), the Woodbridge Winery in Acampo (California), the Turner Road Vintners Wineries in Lodi (California), the Robert Mondavi Winery in Oakville (California), the Clos du Bois Winery in Geyserville (California) and the Gonzales Winery in Gonzales (California). The Mission Bell winery crushes grapes, produces, bottles and distributes wine and produces specialty concentrates and Mega Colors for sale. The Canandaigua winery crushes grapes and produces, bottles and distributes wine. The other principal wineries crush grapes, vinify, cellar and bottle wine. In California, the Constellation Wines and Spirits segment also operates a distribution center and three warehouses and, in New York, operates a warehouse, all of which are leased.

Through the Constellation Wines and Spirits segment, as of February 28, 2013, the Company owned or leased approximately 12,200 acres of vineyards, either fully bearing or under development, in California and New York to supply a portion of the grapes used in the production of wine.

Canada

Through the Constellation Wines and Spirits segment, the Company operates nine Canadian wineries, four of which are in British Columbia, four in Ontario, and one in Quebec. Seven of these wineries are owned, one winery in British Columbia is leased and one winery in Ontario is leased. The British Columbia and Ontario operations all harvest a domestic crop and all locations vinify and cellar wines. Four wineries include bottling and/or packaging operations. The Company also operates a warehousing and distribution facility and sales office in Scoudouc, New Brunswick and, in a leased facility, a sales and marketing office and distribution center in Mississauga, Ontario. In addition, through this segment, the Company operates facilities in Vancouver, British Columbia and Kitchener, Ontario in connection with its beer and wine making kit business. The Company also operates various retail stores in rented facilities throughout Ontario. The Company considers the segment’s principal facilities in Canada to be Niagara Cellars located in Niagara Falls (Ontario), Constellation Brands Quebec located in Rougemont (Quebec), the Oliver Winery located in Oliver (British Columbia) and the warehousing and distribution facility located in Scoudouc (New Brunswick).

Through the Constellation Wines and Spirits segment, as of February 28, 2013, the Company owned or leased approximately 1,800 acres of vineyards, either fully bearing or under development, in Ontario and British Columbia to supply a portion of the grapes used in the production of wine.

Through this segment, the Company currently owns and operates a distilling plant located in Lethbridge, Alberta, Canada. This facility distills, bottles and stores Canadian whisky for the segment, and distills and/or bottles and stores Canadian whisky, vodka, rum, gin and liqueurs for third parties. The Company considers this facility to be a principal facility.

New Zealand

Through the Constellation Wines and Spirits segment, the Company owns and operates four wineries in New Zealand. Three of these New Zealand wineries vinify and cellar wine and crush grapes. The other winery provides bulk storage, bottling and packaging operations. The Company considers the segment’s principal facilities in New Zealand to be the Nobilo Winery located in Huapai, West Auckland (North Island) and the Drylands Winery located in Marlborough (South Island).

Through the Constellation Wines and Spirits segment, as of February 28, 2013, the Company owned or had interests in approximately 4,000 acres of vineyards, either fully bearing or under development, in New Zealand.

Italy

Through the Constellation Wines and Spirits segment, the Company leases and operates five wineries in Italy, leases seven warehouses and owns a storage and bottling facility. All of these Italian wineries vinify and cellar wine and crush grapes. The Company considers the segment’s principal facilities in Italy to be the Poggio Casciano Winery located in Bagno a Ripoli, San Polo, Florence, the Gretole Winery located in Castellina, Chianti, Siena, and the Pontassieve Winery, which consists of a storage/bottling facility located in Pontassieve, Florence.

Through the Constellation Wines and Spirits segment, as of February 28, 2013, the Company owned or had interests in approximately 1,200 acres of vineyards, either fully bearing or under development, in Italy.

Crown Imports

Crown Imports has entered into various arrangements to satisfy its warehouse requirements. It currently has contracted with six providers of warehouse space and services in a total of 12 locations throughout the U.S. Crown Imports maintains leased offices in Chicago, Illinois as well as in three other locations throughout the U.S.

Corporate Operations and Other

The Company’s corporate headquarters are located in leased offices in Victor, New York. The Company’s Corporate Operations and Other segment also maintains leased office space in other locations in the U.S.

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

As discussed previously under “Recent Developments” in Item 1 of this Annual Report on Form 10-K, the Company has signed definitive agreements with Anheuser-Busch InBev SA/NV (“ABI”) to acquire the 50% ownership in Crown Imports LLC which it does not already own, all the capital stock of the entity which owns and operates the Piedras Negras brewery located in Nava, Coahuila, Mexico (the “Brewery”), all the capital stock of the entity which provides personnel and services for the operation and maintenance of the Brewery, and an irrevocable, fully-paid and perpetual license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell Modelo’s (as defined below) Mexican beer portfolio (the “Modelo Brands”) and certain extensions in the U.S., the District of Columbia and Guam through a sub-license agreement. The closing of these transactions is subject to certain conditions, including the receipt of any required regulatory approvals, and the consummation of certain transactions between ABI and Grupo Modelo, S.A.B de C.V. (“Modelo”) and certain of its affiliates.

On January 31, 2013, the United States Department of Justice Antitrust Division (the “DOJ”) brought an action against ABI and Modelo in United States District Court for the District of Columbia (the “District Court”) seeking to enjoin their transaction alleging that ABI’s acquisition of Modelo would likely substantially lessen competition and therefore, was illegal and in violation of Section 7 of the Clayton Act. On February 8, 2013, the Company and Crown moved to intervene. The action was initially stayed until March 19, 2013, which was subsequently extended until April 9, 2013, and finally until April 23, 2013. On April 19, 2013, the Company, ABI and Modelo entered into, and filed with the District Court, a Stipulation and Order to Hold Separate and to Join Constellation Brands, Inc. (the “Stipulation and Order”) and a Proposed Final Judgment with the DOJ. Pursuant to the Stipulation and Order, the Company was added as a defendant to the action for the purposes of settlement and for entry of a final judgment.

Under the terms of the Stipulation and Order and the Proposed Final Judgment, ABI and Modelo have agreed to the prompt and certain divestiture of certain rights and assets held by them. Pursuant to the Proposed Final Judgment, (i) the Company and ABI have agreed to amend certain agreements to be executed in connection with the proposed acquisition of the equity interest in Crown Imports and the Brewery and (ii) the Company is obligated to build-out and expand the Brewery to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016, and to use its best efforts to achieve certain construction milestones by specified dates. In addition, the Proposed Final Judgment provides the United States with approval rights, in its sole discretion, for amendments or modifications to the agreements between the Company and ABI. The Proposed Final Judgment also provides the United States with a right of approval, in its sole discretion, of any extension beyond three years of the term of the Interim Supply Agreement that will be entered into between the Company and ABI.

On April 22, 2013, the District Court signed the Stipulation and Order and Proposed Final Judgment, permitting the Company and ABI to consummate the transactions described above, subject to a 60-day public comment period required under the Antitrust Procedures and Penalties Act.

An action has been filed by private parties, and other actions may be filed, against the Company, ABI, and Modelo alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. Management believes that this action is baseless and without merit and the Company intends to defend itself vigorously against this claim.

Item 4. Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Company

Information with respect to the current executive officers of the Company is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	62	Chairman of the Board
Robert Sands	54	President and Chief Executive Officer
F. Paul Hetterich	50	Executive Vice President, Business Development and Corporate Strategy
Thomas J. Mullin	61	Executive Vice President and General Counsel
Robert Ryder	53	Executive Vice President and Chief Financial Officer
W. Keith Wilson	62	Executive Vice President, Chief Human Resources and Administrative Officer
John A. (Jay) Wright	54	Executive Vice President and Chief Operating Officer

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

John A. (Jay) Wright is Executive Vice President and Chief Operating Officer of the Company. He was appointed to this position effective June 2011 and has served as President of Constellation Brands U.S. Operations, Inc. (formerly known as Constellation Wines U.S., Inc.) since December 2009. Additionally, from December 2009 until June 2011, he served as President, Constellation Wines North America. Prior to that, he served as Executive Vice President and Chief Commercial Officer of Constellation Wines U.S., Inc. from March 2009 until December 2009. Mr. Wright joined the Company in June 2006 with the Company’s acquisition of Vincor International Inc. (now known as Constellation Brands Canada, Inc.) Mr. Wright served as President of Vincor International Inc. from June 2006 until March 2009 and, prior to that, as President and Chief Operating Officer of Vincor International Inc.’s Canadian Wine Division from October 2001 until June 2006. Before that, he held various positions of increasing responsibility with various other consumer products companies.

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

CLASS A STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2012
High	$23.19	$22.00	$21.03	$22.34
Low	$18.12	$16.42	$17.05	$18.95
Fiscal 2013
High	$24.87	$33.23	$36.98	$44.99
Low	$18.60	$18.50	$31.99	$28.37

CLASS B STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2012
High	$22.99	$21.90	$20.97	$22.25
Low	$18.22	$16.89	$17.03	$19.17
Fiscal 2013
High	$24.74	$32.88	$37.05	$44.55
Low	$18.75	$18.64	$32.05	$28.71

At April 22, 2013, the number of holders of record of Class A Stock, Class B Stock and Class 1 Common Stock of the Company were 788, 152 and 1, respectively.

The Company has not paid any cash dividends on its common stock since its initial public offering in 1973. The Company currently intends to retain all of its earnings to finance the development and expansion of its business, but may in the future consider paying cash dividends on its common stock. In addition, the terms of the Company’s 2012 Credit Agreement (as defined under Item 7 of this Annual Report on Form 10-K under the caption “Financial Liquidity and Capital Resources – Debt – Senior Credit Facility”) may restrict the payment of cash dividends on its common stock under certain circumstances. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on the Company’s common stock.

Item 6. Selected Financial Data.

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011	February 28, 2010	February 28, 2009
(in millions, except per share data)
Sales	$3,171.4	$2,979.1	$4,096.7	$4,213.0	$4,723.0
Less – excise taxes	(375.3)	(324.8)	(764.7)	(848.2)	(1,068.4)
Net sales	2,796.1	2,654.3	3,332.0	3,364.8	3,654.6
Cost of product sold	(1,687.8)	(1,592.2)	(2,141.9)	(2,220.0)	(2,424.6)
Gross profit	1,108.3	1,062.1	1,190.1	1,144.8	1,230.0
Selling, general and administrative expenses	(584.7)	(521.5)	(640.9)	(682.5)	(832.0)
Restructuring charges (1)	(0.7)	(16.0)	(23.1)	(47.6)	(68.0)
Impairment of goodwill and intangible assets (2)	—	(38.1)	(23.6)	(103.2)	(300.4)
Operating income	522.9	486.5	502.5	311.5	29.6
Equity in earnings of equity method investees	233.1	228.5	243.8	213.6	186.6
Interest expense, net	(227.1)	(181.0)	(195.3)	(265.1)	(323.0)
Loss on write-off of financing costs	(12.5)	—	—	(0.7)	—
Income (loss) before income taxes	516.4	534.0	551.0	259.3	(106.8)
(Provision for) benefit from income taxes	(128.6)	(89.0)	8.5	(160.0)	(194.6)
Net income (loss)	$387.8	$445.0	$559.5	$99.3	$(301.4)

Earnings (loss) per common share:
Basic – Class A Common Stock	$2.15	$2.20	$2.68	$0.46	$(1.40)
Basic – Class B Convertible Common Stock	$1.96	$2.00	$2.44	$0.41	$(1.27)
Diluted – Class A Common Stock	$2.04	$2.13	$2.62	$0.45	$(1.40)
Diluted – Class B Convertible Common Stock	$1.87	$1.96	$2.40	$0.41	$(1.27)

Total assets	$7,638.1	$7,109.9	$7,167.6	$8,094.3	$8,036.5

Long-term debt, including current maturities	$3,305.4	$2,751.6	$3,152.6	$3,464.3	$4,206.3

(1)
For a detailed discussion of restructuring charges for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the captions “Fiscal 2013 Compared to Fiscal 2012 – Restructuring Charges” and “Fiscal 2012 Compared to Fiscal 2011 – Restructuring Charges,” respectively.

(2)
For a detailed discussion of impairment of intangible assets for the years ended February 29, 2012, and February 28, 2011, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K under the caption “Fiscal 2012 Compared to Fiscal 2011 – Impairment of Intangible Assets”.

For the years ended February 28, 2013, and February 29, 2012, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is the world’s leading premium wine company with a broad portfolio of consumer-preferred premium wine brands complemented by premium spirits, imported beer and other select beverage alcohol products. The Company continues to supply imported beer in the United States (“U.S.”) through its investment in a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”) (see additional discussion below under “Recent Developments – Crown Imports.”) This imported beers joint venture operates as Crown Imports LLC and is referred to hereinafter as “Crown Imports.” The Company is a leading premium wine company in the U.S., the leading producer and marketer of wine in Canada, and a leading producer and exporter of wine from New Zealand and Italy. Prior to January 31, 2011, the Company had leading market positions in both Australia and the United Kingdom (“U.K.”) through its Australian and U.K. business. On January 31, 2011, the Company completed the sale of 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) as further discussed below under “Divestiture in Fiscal 2011.”

Prior to January 31, 2011, the Company’s internal management financial reporting consisted of four business divisions:  Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand, and Crown Imports. Due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company had aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, prior to January 31, 2011, the Company reported its operating results in four segments:  Constellation Wines and Spirits (wine and spirits) (formerly known as Constellation Wines North America through February 29, 2012), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). As a result of the January 2011 CWAE Divestiture, as of February 1, 2011, the Company no longer reports operating results for the CWAE segment.

From February 1, 2011, through May 31, 2011, the Company’s internal management financial reporting consisted of three business divisions:  Constellation Wines North America, Constellation Wines New Zealand and Crown Imports. As discussed above, the Company had aggregated the results of its Constellation Wines New Zealand operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, from February 1, 2011, through May 31, 2011, the Company reported its operating results in three segments:  Constellation Wines and Spirits, Corporate Operations and Other, and Crown Imports.

In connection with the Company’s changes on June 1, 2011, within its internal management structure for its wine and spirits business, the Company changed its internal management financial reporting to consist of two business divisions:  Constellation Wines North America and Crown Imports. These organizational changes had no impact on the Company’s previously reported segment financial information as the Company continues to report its operating results in three segments:  Constellation Wines and Spirits, Corporate Operations and Other, and Crown Imports. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

For the year ended February 28, 2013 (“Fiscal 2013”), the Company’s net sales increased 5% over the year ended February 29, 2012 (“Fiscal 2012”), primarily due to (i) U.S. base branded (as defined below) wine and spirits volume growth, (ii) net sales of branded wine acquired in the acquisitions of Mark West and Ruffino (both as defined below), and (iii) favorable product mix shift, partially offset by higher promotional spend. Operating income for Fiscal 2013 increased 7% over Fiscal 2012 primarily due to the items discussed above combined with lower restructuring charges and unusual items, partially offset by an increase in selling, general and administrative expenses. Net income for Fiscal 2013 decreased 13% over Fiscal 2012 primarily due to the items discussed above offset by increases in interest expense, net, and the provision for income taxes.

The following discussion and analysis summarizes the significant factors affecting (i)  consolidated results of operations of the Company for Fiscal 2013 compared to Fiscal 2012, and Fiscal 2012 compared to the year ended February 28, 2011 (“Fiscal 2011”), and (ii)  financial liquidity and capital resources for Fiscal 2013. References to base branded exclude the impact of (i)  branded wine acquired in the acquisitions of Ruffino and Mark West, and/or (ii)  branded wine for the Constellation Wines and Spirits segment previously sold through the Company’s CWAE segment, as appropriate. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

Recent Developments

Crown Imports

In June 2012, the Company signed an agreement to acquire the remaining 50% equity interest in Crown Imports for approximately $1.85 billion (the “Initial Purchase Agreement”). As discussed previously, Crown

Imports has the exclusive right to import, market and sell primarily Modelo’s Mexican beer portfolio (the “Modelo Brands”) in the U.S. and Guam. Crown Imports’ portfolio of brands includes Corona Extra, the best-selling imported beer and the sixth best-selling beer overall in the U.S.; Corona Light, the leading imported light beer; and Modelo Especial, the third largest and one of the fastest growing major imported beer brands.

In February 2013, the Company signed an amended and restated agreement to acquire the remaining 50% equity interest in Crown Imports for the previously agreed amount of approximately $1.85 billion (the “February 2013 Crown Purchase Agreement”). In addition, the Company signed an agreement to purchase (i)  all of the outstanding capital stock of Compañia Cervecera de Coahuila, S.A. de C.V., the company which owns the Piedras Negras brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)  all of the outstanding capital stock of Servicios Modelo de Coahuila, S.A. de C.V. (the “Services Company”), and (iii)  the perpetual brand rights for the Modelo Brands currently sold in the U.S. and certain extensions (collectively, the “February 2013 Purchased Shares and Licensed Rights”) for approximately $2.9 billion, in aggregate, subject to a post-closing adjustment. The February 2013 Crown Purchase Agreement and the February 2013 Purchased Shares and Licensed Rights are collectively referred to as the “February 2013 Beer Business Acquisition.”

In April 2013, the Company entered into amendments to the agreements regarding the February 2013 Beer Business Acquisition (the “First Amendments”), pursuant to which, among other things, the Company is required to build out and expand the Brewery to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, the First Amendments provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the amended agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of interim supply arrangements beyond three years. The February 2013 Beer Business Acquisition together with the First Amendments is referred to as the “Beer Business Acquisition.” The pending Beer Business Acquisition is expected to position the Company as the third largest producer and marketer of beer for the U.S. and the largest multi-category supplier of beverage alcohol in the U.S.

In August 2012, the Company entered into financing arrangements to fund the Initial Purchase Agreement consisting of the Term A-2 Facility and the August 2012 Senior Notes (both as defined below under the caption “Financial Liquidity and Capital Resources - Debt). Because of the differences between the terms relating to the February 2013 Beer Business Acquisition and the Initial Purchase Agreement, the Company determined that the conditions for the release of the Escrowed Property (as defined below under the caption “Financial Liquidity and Capital Resources - Debt) to the Company pursuant to the Escrow Agreement (as defined below under the caption “Financial Liquidity and Capital Resources - Debt) could not be satisfied. Accordingly, the Company gave notice to the escrow agent on February 19, 2013, to release the Escrowed Property for purposes of effecting the Special Mandatory Redemption (as defined below under the caption “Financial Liquidity and Capital Resources - Debt). As a result, the August 2012 Senior Notes were redeemed on February 20, 2013, and the Escrow Agreement was terminated in accordance with its terms. The Company expects permanent financing for the Beer Business Acquisition to consist of a combination of available cash and debt financings, including an amended delayed draw U.S. term loan facility (in favor of the Company), one or more new credit facilities (in favor of a European subsidiary of the Company) under an amended and restated senior credit facility, an accounts receivable securitization facility (as discussed below), the issuance of certain notes or debt securities, and revolver borrowings under an amended and restated senior credit facility. The Company has a fully committed, amended and restated bridge financing in place through December 30, 2013, upon which it could draw to fund a portion of the Beer Business Acquisition if any of its expected financing is unavailable. The Company currently expects to complete the Beer Business Acquisition around the end of the Company’s first quarter of fiscal 2014, or shortly thereafter, subject to the satisfaction of certain closing conditions, including the receipt of any required regulatory approvals and the consummation of certain transactions between Anheuser-Busch InBev SA/NV and Modelo and certain of its affiliates. The Company cannot guarantee, however, that this transaction will be completed upon the agreed upon terms, or at all. The results of operations of the Beer Business Acquisition will be reported in the Crown Imports segment and will be included in the consolidated results of operations from the date of acquisition. The Beer Business Acquisition is expected to be significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows.

Acquisition in Fiscal 2013 and Fiscal 2012 and Equity Method Investment in Fiscal 2011

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

Ruffino

In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. During the year ended February 28, 2010, the 9.9% shareholder of Ruffino exercised its option to put its entire equity interest in Ruffino to the Company. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should have affected the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

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

Divestiture in Fiscal 2011

Australian and U.K. Business

In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $267.7 million. As of February 28, 2013, the Company has received cash proceeds of $193.1 million, net of cash divested of $15.8 million, direct costs paid of $12.0 million and post-closing adjustments paid of $18.5 million. The Company has retained a less than 20% interest in its previously owned Australian and U.K. business, Accolade Wines (“Accolade”). This transaction is consistent with the Company’s strategic focus on premiumizing the Company’s portfolio and improving margins and return on invested capital. The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture.

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested and post-closing adjustments paid	205.1
Retained interest in Accolade	48.2
Foreign currency reclassification	678.8
Indemnification liabilities	(18.4)
Direct costs to sell, paid and accrued	(13.2)
Other	7.9
Net gain on sale	174.3
Loss on settlement of pension obligations	(109.9)
Net gain	$64.4

Of the $64.4 million net gain, the Company recognized net gains of $7.1 million, $2.1 million and $55.2 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. In addition, the Company recognized additional net (losses) gains related to this divestiture of ($0.2) million, ($1.6) million and $28.5 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, primarily associated with net gains on derivative instruments of $20.8 million for Fiscal 2011. Total net gains associated with this divestiture of $91.1 million ($6.9 million, $0.5 million and $83.7 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively) are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Fiscal 2013 and Fiscal 2012.

	Fiscal 2013	Fiscal 2012	% Increase (Decrease)
(in millions)
Constellation Wines and Spirits	$2,796.1	$2,654.3	5%
Crown Imports	2,588.1	2,469.5	5%
Consolidations and eliminations	(2,588.1)	(2,469.5)	(5%)
Consolidated Net Sales	$2,796.1	$2,654.3	5%

Constellation Wines and Spirits

Net sales for Constellation Wines and Spirits increased to $2,796.1 million for Fiscal 2013 from $2,654.3 million for Fiscal 2012, an increase of $141.8 million, or 5%. This increase resulted primarily from (i)  U.S. base branded wine and spirits volume growth, (ii)  $55.5 million of net sales of branded wine acquired in the acquisitions of Mark West and Ruffino, and (iii)  favorable product mix shift in the base branded wine and spirits portfolio (predominantly in the U.S.), partially offset by higher promotional spend (predominately within U.S. base branded wine).

Crown Imports

As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

Gross Profit

The Company’s gross profit increased to $1,108.3 million for Fiscal 2013 from $1,062.1 million for Fiscal 2012, an increase of $46.2 million, or 4%. This increase is primarily due to (i)  gross profit of $34.2 million from the acquisitions of Ruffino and Mark West, (ii)  favorable product mix shift in the base branded wine and spirits portfolio, and (iii)  higher volumes in the U.S. base branded wine and spirits portfolio, partially offset by the higher promotional spend. In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were higher by $5.9 million in Fiscal 2013 versus Fiscal 2012. Gross profit as a percent of net sales decreased slightly to 39.6% for Fiscal 2013 from 40.0% for Fiscal 2012 primarily due to the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $584.7 million for Fiscal 2013 from $521.5 million for Fiscal 2012, an increase of $63.2 million, or 12%. This increase is due to increases in (i) unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $27.8 million, (ii) the Constellation Wines and Spirits segment of $23.8 million, and (iii) the Corporate Operations and Other segment of $11.6 million. The increase in unusual items consists of the following:

	Fiscal 2013	Fiscal 2012	Increase(Decrease)
(in millions)
Transaction and related costs associated with pending and completed acquisitions	$27.7	$—	$27.7
Net gains on CWAE Divestiture and related activities	(7.1)	(0.5)	(6.6)
Net gains on acquisition of Ruffino (excluding gain on obligation from put option of Ruffino shareholder) and related activities	—	(3.8)	3.8
Gain on obligation from put option of Ruffino shareholder	—	(2.5)	2.5
Other costs	4.7	4.3	0.4
	$25.3	$(2.5)	$27.8
The increase in Constellation Wines and Spirits’ selling, general and administrative expenses is primarily due to increases (on a constant currency basis) in general and administrative expenses of $10.5 million, selling expenses of $8.0 million and advertising expenses of $6.0 million. The increase in general and administrative expenses is primarily due to an overlap of a prior year favorable legal settlement in the U.S. related to the use of a certain intangible asset, combined with an increase in general and administrative expenses associated with the acquisition of Ruffino. The increases in advertising and selling expenses is primarily due to a planned increase in marketing, advertising and selling behind the segment’s branded wine and spirits portfolio. The increase in Corporate Operations and Other’s selling, general and administrative expenses is due to an increase in general and administrative expenses driven largely by an increase in higher compensation and benefits and other costs related to the Company’s initiative to implement a comprehensive, multi-year program to strengthen and enhance the Company’s global business capabilities and processes through the creation of an integrated technology platform (“Project Fusion”), and an overlap of prior year net gains in connection with the early redemption of certain available-for-sale (“AFS”) debt securities from Accolade. Selling, general and administrative expenses as a percent of net sales increased to 20.9% for Fiscal 2013 as compared to 19.6% for Fiscal 2012 primarily due to the factors discussed above, combined with the higher promotional spend.

Restructuring Charges

The Company recorded $0.7 million of restructuring charges for Fiscal 2013 associated primarily with the Company’s plan (committed to in May 2011, announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the CWAE Divestiture (the “Fiscal 2012 Initiative”). Restructuring charges consisted of $0.4 million of employee termination benefit costs, $0.2 million of contract termination costs and $0.1 million of facility consolidation/relocation costs. The Company recorded $16.0 million of restructuring charges for Fiscal 2012 associated primarily with the Fiscal 2012 Initiative.

In addition, the Company incurred additional costs for Fiscal 2013 and Fiscal 2012 in connection with the Company’s restructuring plans. Total costs incurred in connection with all plans for Fiscal 2013 and Fiscal 2012 are as follows:

	Fiscal 2013	Fiscal 2012
(in millions)
Cost of Product Sold
Accelerated depreciation	$—	$0.3

Selling, General and Administrative Expenses
Other costs	$8.5	$8.4

Restructuring Charges	$0.7	$16.0

The Company does not expect to incur any additional costs associated with its restructuring plans.

Impairment of Intangible Assets

The Company recorded an impairment loss of $38.1 million for Fiscal 2012. No such impairment was recorded for Fiscal 2013. The Fiscal 2012 impairment loss resulted from the Company’s fourth quarter annual review, pursuant to the Company’s accounting policy, of indefinite lived intangible assets for impairment. The Company determined that trademarks associated with the Constellation Wines and Spirits segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. As a result of this review, the Company recorded an impairment loss of $38.1 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Comprehensive Income.

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Fiscal 2013 and Fiscal 2012.

	Fiscal 2013	Fiscal 2012	% Increase(Decrease)
(in millions)
Constellation Wines and Spirits	$650.2	$621.9	5%
Corporate Operations and Other	(93.5)	(81.9)	(14%)
Crown Imports	448.0	431.0	4%
Consolidations and eliminations	(448.0)	(431.0)	(4%)
Total Reportable Segments	556.7	540.0	3%
Restructuring Charges and Unusual Items	(33.8)	(53.5)	NM
Consolidated Operating Income	$522.9	$486.5	7%

NM = Not Meaningful

As a result of the factors discussed above, consolidated operating income increased to $522.9 million for Fiscal 2013 from $486.5 million for Fiscal 2012, an increase of $36.4 million, or 7%. Restructuring charges and unusual items of $33.8 million and $53.5 million for Fiscal 2013 and Fiscal 2012, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Fiscal 2013	Fiscal 2012
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$7.8	$1.6
Accelerated depreciation	—	0.3
Cost of Product Sold	7.8	1.9

Selling, General and Administrative Expenses
Transaction and related costs associated with pending and completed acquisitions	27.7	—
Net gains on CWAE Divestiture and related activities	(7.1)	(0.5)
Net gains on acquisition of Ruffino (excluding gain on obligation from put option of Ruffino shareholder) and related activities	—	(3.8)
Gain on obligation from put option of Ruffino shareholder	—	(2.5)
Other costs	4.7	4.3
Selling, General and Administrative Expenses	25.3	(2.5)

Impairment of Intangible Assets	—	38.1

Restructuring Charges	0.7	16.0
Restructuring Charges and Unusual Items	$33.8	$53.5

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $233.1 million for Fiscal 2013 from $228.5 million for Fiscal 2012, an increase of $4.6 million, or 2%. This increase is primarily due to higher equity in earnings of Crown Imports and the Company’s Opus One equity method investment, partially offset by lower equity in earnings from Ruffino as a result of the October 5, 2011, acquisition of Ruffino and the consolidation of Ruffino’s results of operations from the date of acquisition.

Net sales for Crown Imports increased to $2,588.1 million for Fiscal 2013 from $2,469.5 million for Fiscal 2012, an increase of $118.6 million, or 5%. This increase resulted primarily from volume growth within the Crown Imports’ Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, partially offset by the loss of the St. Pauli Girl brand volume. Crown Imports’ gross profit increased $34.4 million, or 5%, primarily due to these factors. Selling, general and administrative expenses increased $17.4 million, or 6%, primarily due to the planned increase in advertising spend, coupled with higher compensation and benefit costs, partially offset by a gain recognized in the second quarter of fiscal 2013 in connection with the receipt of a payment terminating Crown Imports’ right to distribute the St. Pauli Girl beer brand. Operating income increased $17.0 million, or 4%, primarily due to these factors.

Interest Expense, Net

Interest expense, net of interest income of $6.8 million and $6.6 million, for Fiscal 2013 and Fiscal 2012, respectively, increased to $227.1 million for Fiscal 2013 from $181.0 million for Fiscal 2012, an increase of $46.1 million, or 25%. The increase was driven largely by higher average borrowings as the Company positioned itself for the expected funding of the then-pending February 2013 Beer Business Acquisition.

Loss on Write-Off of Financing Costs

The Company recorded a loss on the write-off of financing costs of $12.5 million for Fiscal 2013 primarily in connection with the Special Mandatory Redemption (as defined below) of the August 2012 Senior Notes. There was no loss recorded for the write-off of financing costs for Fiscal 2012.

Provision for Income Taxes

The Company’s effective tax rate for Fiscal 2013 and Fiscal 2012 was 24.9% and 16.7%, respectively. The Company’s effective tax rate for Fiscal 2013 was substantially impacted by the generation of additional foreign tax credits. The Company’s effective tax rate for Fiscal 2012 reflects decreases in uncertain tax positions of $85.2 million and other tax adjustments of $42.5 million in connection with the completion of various income tax examinations during Fiscal 2012 and a change in the method of filing certain state income tax returns. The Company expects its effective tax rate for the year ending February 28, 2014, to be approximately 37%, which is closer to the Company’s U.S. statutory rate.

Net Income

As a result of the above factors, net income decreased to $387.8 million for Fiscal 2013 from $445.0 million for Fiscal 2012, a decrease of $57.2 million, or (13%).

Fiscal 2012 Compared to Fiscal 2011

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Fiscal 2012 and Fiscal 2011.

	Fiscal 2012	Fiscal 2011	% Increase (Decrease)
(in millions)
Constellation Wines and Spirits	$2,654.3	$2,557.3	4%
CWAE	—	774.7	(100%)
Crown Imports	2,469.5	2,392.9	3%
Consolidations and eliminations	(2,469.5)	(2,392.9)	(3%)
Consolidated Net Sales	$2,654.3	$3,332.0	(20%)

Net sales for Fiscal 2012 decreased to $2,654.3 million from $3,332.0 million for Fiscal 2011, a decrease of $677.7 million, or (20%). This decrease resulted primarily from the CWAE Divestiture of $680.3 million.

Constellation Wines and Spirits

Net sales for Constellation Wines and Spirits increased to $2,654.3 million for Fiscal 2012 from $2,557.3 million for Fiscal 2011, an increase of $97.0 million, or 4%. This increase is primarily due to a benefit of $94.4 million from wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment combined with favorable product mix shift in the U.S. base branded wine portfolio, partially offset by lower U.S. base branded wine volume.

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

Gross Profit

The Company’s gross profit decreased to $1,062.1 million for Fiscal 2012 from $1,190.1 million for Fiscal 2011, a decrease of $128.0 million, or (11%). This decrease is primarily due to decreases in CWAE’s gross profit of $122.6 million and Constellation Wines and Spirits’ gross profit of $8.2 million. The decrease in CWAE’s gross profit is due to the January 2011 CWAE Divestiture. The decrease in Constellation Wines and Spirits’ gross profit is primarily due to (i)  lower U.S. base branded wine volume, (ii)  higher average cost of product sold in the U.S. (due largely to higher costs for transportation in the Company’s wine and spirits portfolio) and (iii)  higher average U.S. promotional spend; partially offset by favorable product mix shift in the U.S. base branded wine portfolio and a benefit of $16.3 million from lower-margin wine net sales to Europe, Australia and Japan which were previously sold through the Company’s CWAE segment. In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were lower by $2.8 million in Fiscal 2012 versus Fiscal 2011. Gross profit as a percent of net sales increased to 40.0% for Fiscal 2012 from 35.7% for Fiscal 2011 primarily due to the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $521.5 million for Fiscal 2012 from $640.9 million for Fiscal 2011, a decrease of $119.4 million, or (19%). This decrease is due to decreases in the CWAE segment of $113.3 million and the Corporate Operations and Other segment of $24.7 million, partially offset by increases in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $17.7 million, and the Constellation Wines and Spirits segment of $0.9 million. The decrease in CWAE’s selling, general and administrative expenses is due to the January 2011 CWAE Divestiture. The decrease in Corporate Operations and Other’s selling, general and administrative expenses is due to a decrease in general and administrative expenses primarily relating to (i)  lower expenses incurred in connection with Project Fusion, (ii)  lower annual management incentive compensation expense, (iii)  lower stock-based compensation expense and (iv)  the recognition of net gains in connection with the early redemption of certain AFS debt securities from Accolade; partially offset by an increase in depreciation expense primarily related to Project Fusion. The increase in unusual items consists of the following:

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
The increase in Constellation Wines and Spirits’ selling, general and administrative expenses is due to increases in advertising expenses (on a constant currency basis) of $11.6 million, selling expenses (on a constant currency basis) of $5.7 million and an unfavorable year-over-year foreign currency translation impact of $4.7 million, partially offset by a decrease in general and administrative expenses (on a constant currency basis) of $21.1 million. The increases in advertising and selling expenses are due largely to the launch of several new products in the segment’s U.S. branded wine portfolio. The decrease in general and administrative expenses is primarily due to (i)  a favorable legal settlement in the U.S. related to the use of a certain intangible asset, (ii)  lower annual profit sharing and management incentive compensation expense and (iii)  higher gains on foreign currency transactions. Selling, general and administrative expenses as a percent of net sales increased to 19.6% for Fiscal 2012 as compared to

19.2% for Fiscal 2011 primarily due to the factors discussed above, combined with lower U.S. base branded wine net sales.

Restructuring Charges

The Company recorded $16.0 million of restructuring charges for Fiscal 2012 associated primarily with the Company’s Fiscal 2012 Initiative. Restructuring charges consisted of $12.1 million of employee termination benefit costs, $3.7 million of contract termination costs and $0.2 million of facility consolidation/relocation costs. The Company recorded $23.1 million of restructuring charges for Fiscal 2011 associated primarily with the Company’s plan (announced in April 2009) to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”), and the Company’s plan (announced in August 2008) to sell certain assets and implement operational changes designed to improve the efficiencies and returns associated with the Australian business, primarily by consolidating certain winemaking and packaging operations and reducing the Company’s overall grape supply due to reduced capacity needs resulting from a streamlining of the Company’s product portfolio (the “Australian Initiative”).

In addition, the Company incurred additional costs for Fiscal 2012 and Fiscal 2011 in connection with the Company’s restructuring and acquisition-related integration plans. Total costs incurred in connection with these plans for Fiscal 2012 and Fiscal 2011 are as follows:

	Fiscal 2012	Fiscal 2011
(in millions)
Cost of Product Sold
Accelerated depreciation	$0.3	$2.2

Selling, General and Administrative Expenses
Other costs	$8.4	$5.8

Restructuring Charges	$16.0	$23.1

Impairment of Intangible Assets

The Company recorded impairment losses of $38.1 million and $23.6 million for Fiscal 2012 and Fiscal 2011, respectively. The Fiscal 2012 impairment loss resulted from the Company’s fourth quarter annual review, pursuant to the Company’s accounting policy, of indefinite lived intangible assets for impairment. The Company determined that trademarks associated with the Constellation Wines and Spirits segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. As a result of this review, the Company recorded an impairment loss of $38.1 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Comprehensive Income. The Fiscal 2011 impairment losses resulted primarily from the Company’s fourth quarter annual review, pursuant to the Company’s accounting policy, of indefinite lived intangible assets for impairment. The Company determined that trademarks associated with the Constellation Wines and Spirits segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. As a result of this review, the Company recorded an impairment loss of $16.7 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Comprehensive Income. In addition, in the third quarter of fiscal 2011, in connection with the Company’s decision to discontinue certain wine brands within its Constellation Wines and Spirits segment’s U.S. wine portfolio, the Company determined that certain indefinite lived trademarks associated with the Constellation Wines and Spirits segment’s U.S. business were impaired. As a result of this decision, the Company recorded an impairment loss of $6.9 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Comprehensive Income.

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Fiscal 2012 and Fiscal 2011.

	Fiscal 2012	Fiscal 2011	% (Decrease) Increase
(in millions)
Constellation Wines and Spirits	$621.9	$631.0	(1%)
CWAE	—	9.3	(100%)
Corporate Operations and Other	(81.9)	(106.6)	23%
Crown Imports	431.0	453.0	(5%)
Consolidations and eliminations	(431.0)	(453.0)	5%
Total Reportable Segments	540.0	533.7	1%
Restructuring Charges and Unusual Items	(53.5)	(31.2)	NM
Consolidated Operating Income	$486.5	$502.5	(3%)

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

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the U.S., Canada and Italy, the annual grape crush normally begins in August and runs through October. In New Zealand, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with the majority of payments for such grapes coming due within 90 days. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings, including its accounts receivable securitization facility, to support its working capital requirements.

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

As of April 22, 2013, the Company had $835.6 million in revolving loans available to be drawn under its 2012 Credit Agreement. The member financial institutions participating in the Company’s 2012 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.

As previously discussed in the Overview section above, the Company has entered into certain agreements with respect to the Beer Business Acquisition. The consummation of the Beer Business Acquisition will require the incurrence of debt by the Company of approximately $4.75 billion, less any available cash used to fund the Beer Business Acquisition. In August 2012, the Company entered into financing arrangements to fund the Initial Purchase Agreement consisting of a $575.0 million delayed draw term loan facility available until December 30, 2013, under the Company’s 2012 Credit Agreement, and the August 2012 Senior Notes. Because of the differences between the terms relating to the February 2013 Beer Business Acquisition and the Initial Purchase Agreement, the Company determined that the conditions for the release of the Escrowed Property to the Company pursuant to the Escrow Agreement could not be satisfied. Accordingly, the Company gave notice to the escrow agent on February 19, 2013, to release the Escrowed Property for purposes of effecting the Special Mandatory Redemption. As a result, the August 2012 Senior Notes were redeemed on February 20, 2013, and the Escrow Agreement was terminated in accordance with its terms. The Company expects permanent financing for the Beer Business Acquisition to consist of a combination of available cash and debt financings, including an amended delayed draw U.S. term loan facility (in favor of the Company), one or more new credit facilities (in favor of a European subsidiary of the Company) under an amended and restated senior credit facility, an accounts receivable securitization facility, the issuance of certain notes or debt securities, and revolver borrowings under an amended and restated senior credit facility. The Company has a fully committed, amended and restated bridge financing in place through December 30, 2013, upon which it could draw to fund a portion of the Beer Business Acquisition if any of the Company’s expected financing is unavailable. See further information above under the caption “Recent Developments – Crown Imports.”

Fiscal 2013 Cash Flows

Operating Activities

Net cash provided by operating activities for Fiscal 2013 was $556.3 million, which resulted primarily from net income of $387.8 million, plus net noncash items charged to the Consolidated Statements of Comprehensive Income of $213.6 million and other, net of $22.6 million, less net cash used in the net change in the Company’s operating assets and liabilities of $67.7 million.

The net noncash items consisted primarily of depreciation expense, stock-based compensation expense, and deferred tax provision. Other, net, consists primarily of an increase in deferred revenue. The net cash used in the net change in the Company’s operating assets and liabilities resulted primarily from increases in inventories of $90.0 million and accounts receivable, net, of $38.9 million combined with an increase in Fiscal 2013 income tax payments of $86.7 million; partially offset by increases in accounts payable of $76.9 million, accrued interest of $33.7 million and accrued advertising and promotions of $20.6 million. The increase in inventories is primarily due to increased purchases of bulk product to offset the lower harvests from recent years combined with higher grape costs. The increase in accounts payable is primarily due to timing of payments as well as increased purchasing of bulk inventory. The increase in income tax payments is due largely to the receipt of an $85.5 million refund in the prior year associated with tax benefits recognized in connection with the CWAE Divestiture. The increase in accounts receivable, net, is due largely to the net sales volume growth and impact of the net sales from the acquisition of Mark West in the U.S branded wine and spirits portfolio. The increase in accrued interest is primarily due to timing of payments combined with higher average borrowings. The increase in accrued promotions and advertising is driven primarily by the increased U.S. promotional spend.

Investing Activities

Net cash used in investing activities for Fiscal 2013 was $206.8 million, which resulted primarily from the acquisition of Mark West for $159.3 million and capital expenditures of $62.1 million.

Financing Activities

Net cash used in financing activities for Fiscal 2013 was $98.7 million resulting primarily from principal payments of long-term debt of $1,537.2 million, purchases of treasury stock of $383.0 million (see “Share Repurchase Programs” below), net repayment of notes payable of $372.6 million and payment of financing costs of long-term debt of $35.8 million, largely offset by proceeds from the issuance of long-term debt of $2,050.0 million, proceeds from exercises of employee stock options of $158.3 million and excess tax benefits from stock-based payment awards of $17.7 million.

Fiscal 2012 Cash Flows

Operating Activities

Net cash provided by operating activities for Fiscal 2012 was $784.1 million, which resulted primarily from net income of $445.0 million, plus net noncash items charged to the Consolidated Statements of Comprehensive Income of $242.3 million and net cash provided by the net change in the Company’s operating assets and liabilities of $101.6 million.

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

Financing Activities

Net cash used in financing activities for Fiscal 2012 was $575.1 million resulting primarily from principal payments of long-term debt of $475.9 million and purchases of treasury stock of $413.7 million, partially offset by net proceeds from notes payable of $249.8 million and proceeds from exercises of employee stock options of $51.3 million.

Share Repurchase Programs

In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2011 Authorization”). During Fiscal 2011, the Company repurchased 17,223,404 shares of Class A Common Stock pursuant to this authorization at an aggregate cost of $300.0 million, or an average cost of $17.42 per share, through a collared accelerated stock buyback (“ASB”) transaction that was announced in April 2010. The Company paid the purchase price under the

ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional installment of 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. In November 2010, the Company received the final installment of 3,421,924 shares of Class A Common Stock following the end of the calculation period on November 24, 2010. The Company used proceeds from revolver borrowings under its then existing senior credit facility to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). During Fiscal 2012, the Company repurchased 21,234,266 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $413.7 million, or an average cost of $19.48 per share, through open market transactions. During Fiscal 2013, the Company utilized the remaining $86.3 million outstanding under the 2012 Authorization to repurchase 3,970,481 shares of Class A Common Stock at an average cost of $21.74 per share, through open market transactions. In total, the Company has repurchased 25,204,747 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $500.0 million, or an average cost of $19.84 per share. The Company used proceeds from revolver borrowings under its then existing senior credit facility and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

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

During Fiscal 2013, the Company repurchased 14,023,985 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $296.7 million, or an average cost of $21.15 per share, through open market transactions. The Company used proceeds from the April 2012 Senior Notes, revolver borrowings under both the May 2012 Credit Agreement and its prior senior credit facility, and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

Debt

Total debt outstanding as of February 28, 2013, amounted to $3,305.4 million, an increase of $175.9 million from February 29, 2012.

Senior Credit Facility

2012 Credit Agreement

On May 3, 2012 (the “Closing Date”), the Company, Bank of America, N.A., as administrative agent, and certain other lenders (all such parties other than the Company are collectively referred to as the “Lenders”) entered into a new Credit Agreement (the “May 2012 Credit Agreement”). On August 8, 2012, the May 2012 Credit Agreement was amended and restated (the “August 2012 Restatement”). The May 2012 Credit Agreement together with the August 2012 Restatement is referred to as the “2012 Credit Agreement.” The 2012 Credit Agreement provides for aggregate credit facilities of $2,225.0 million, consisting of a $550.0 million term loan facility maturing on May 3, 2017 (the “Term A Facility”), a $250.0 million term loan facility maturing on May 3, 2019 (the “Term A-1 Facility”), a $575.0 million delayed draw term loan facility maturing on August 8, 2017 (the “Term A-2 Facility”), and an $850.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates on May 3, 2017 (the “Revolving Credit Facility”). The obligation of the relevant

Lenders to make loans pursuant to the Term A-2 Facility (the “Term A-2 Loans”) terminates no later than December 30, 2013, and is subject to limited conditions, including, but not limited to, the acquisition of Crown Imports pursuant to the Initial Purchase Agreement having closed (or closing concurrently with the making of the Term A-2 Loans, the “Term A-2 Closing Date”) without a material adverse change in its terms. However, in February 2013, the terms of the Initial Purchase Agreement were amended by, among other things, adding the acquisition of the February 2013 Purchased Shares and Licensed Rights. Consequently, the Term A-2 Facility became unavailable and the Company is pursuing a second amendment and restatement of its senior credit facility (as discussed below). The 2012 Credit Agreement also permits the Company from time to time after the Closing Date to elect to increase the Lenders’ revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans (the “Incremental Facilities Cap”), other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $500.0 million until the Term A-2 Closing Date (see additional discussion below). A portion of the proceeds of the May 2012 Credit Agreement were used to repay the outstanding obligations under the Company’s then existing senior credit facility. The Company uses its revolving credit facility under the 2012 Credit Agreement for general corporate purposes.

The rate of interest on borrowings under the 2012 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2012 Credit Agreement). As of February 28, 2013, the LIBOR margin for the Term A Facility and the Revolving Credit Facility was 1.5%; and the LIBOR margin for the Term A-1 Facility was 1.75%.

The changes to the May 2012 Credit Agreement effected by the August 2012 Restatement, among other things, (i)  arranged a portion of the debt to finance the Initial Purchase Agreement (the Term A-2 Facility), (ii)  facilitated the issuance of the August 2012 Senior Notes and the arrangements under the Escrow Agreement (as defined below), (iii)  modified certain defined terms and covenant requirements, and (iv)  adjusted the Incremental Facilities Cap from $750.0 million to $500.0 million until the Term A-2 Closing Date. Subsequent to the Term A-2 Closing Date, the Incremental Facilities Cap will be $750.0 million minus the amount by which the aggregate initial principal amount of the Term A-2 Loans exceeds $325.0 million, if any. If the Term A-2 Loans are never borrowed and the commitments for the Term A-2 Facility are terminated, the Incremental Facilities Cap will revert to $750.0 million.

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

As of February 28, 2013, under the 2012 Credit Agreement, the Company had outstanding borrowings under the Term A Facility of $515.6 million bearing an interest rate of 2.0%, Term A-1 Facility of $246.9 million bearing an interest rate of 2.2%, outstanding letters of credit of $14.5 million, and $835.5 million in revolving loans available to be drawn.

As of February 28, 2013, the required principal repayments of the Term A Facility and the Term A-1 Facility for each of the five succeeding fiscal years and thereafter are as follows:

	Term A Facility	Term A-1 Facility	Total
(in millions)
2014	$6.9	$0.6	$7.5
2015	41.2	2.5	43.7
2016	55.0	2.5	57.5
2017	55.0	2.5	57.5
2018	357.5	2.5	360.0
Thereafter	—	236.3	236.3
	$515.6	$246.9	$762.5

As of April 22, 2013, under the 2012 Credit Agreement, the Company had outstanding borrowings under the Term A Facility of $515.6 million bearing an interest rate of 2.0%, Term A-1 Facility of $246.9 million bearing an interest rate of 2.2%, outstanding letters of credit of $14.4 million, and $835.6 million in revolving loans available to be drawn.

In June 2010, the Company entered into a five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated by the Company and the Company entered into an additional undesignated interest rate swap agreement for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreement. The unrealized losses in Accumulated Other Comprehensive Income (“AOCI”) related to the dedesignated interest rate swap agreement are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. Accordingly, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For Fiscal 2013 and Fiscal 2012, the Company reclassified net losses of $8.0 million and $3.8 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. No amounts were reclassified from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income for Fiscal 2011.

Possible Refinancing of Senior Credit Facility

The Company currently expects to enter into a second amendment and restatement of its 2012 Credit Agreement to, among other things, establish a committed $675.0 million U.S. term loan to the Company and $1.5 billion term loan facilities to a newly formed Luxembourg subsidiary of the Company that will indirectly own the Mexican assets to be acquired in the Beer Business Acquisition, in each case to fund a portion of the purchase price for the Beer Business Acquisition, and extend the maturities and change the pricing of the Company's existing credit facilities. The Company currently expects the new $675.0 million U.S. term loan to mature in 2018, amortize in annual amounts of 5% to 10% prior to maturity, and bear interest, at the Company's option, at a rate equal to (i)  LIBOR plus a margin which will initially be 2.00%, or (ii)  the base rate plus a margin which will initially be 1.00%, which margins would be subject to change based on the Company's debt ratio. Of the $1.5 billion term loan facilities to the Company's newly formed Luxembourg subsidiary, the Company expects (a)  $500.0 million of such facilities to mature in 2018, amortize in annual amounts of 5% to 10% prior to maturity, and bear interest, at the Luxembourg subsidiary's option, at a rate equal to (x)  LIBOR plus a margin which will initially be 2.00%, or (y)  the base rate plus a margin which will initially be 1.00%, which margins would be subject to change based on the Company's debt ratio, and (b)  $1.0 billion of such facilities to mature in 2020, amortize in annual amounts of

1% prior to maturity, and bear interest at a rate equal to LIBOR, subject to a minimum rate of 0.75%, plus a margin of 2.0% (declining to 1.75% if the Company's debt ratio is less than 4.25:1.0) or, at the Luxembourg subsidiary's option, a base rate alternative. The Company currently expects the definitions of LIBOR and base rate and the manner in which the Company's debt ratio is calculated to be substantively identical to those concepts in its 2012 Credit Agreement. There can be no assurance that the Company will enter into an amendment and restatement of its senior credit facility on the terms described above or at all.

Senior Notes

On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7.25% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. As of February 28, 2013, and February 29, 2012, the Company had outstanding $697.0 million (net of $3.0 million unamortized discount) and $696.3 million (net of $3.7 million unamortized discount), respectively, aggregate principal amount of August 2006 Senior Notes.

On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7.25% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). Interest on the Original May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7.25% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 28, 2013, and February 29, 2012, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8.375% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). Interest on the December 2007 Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008. As of February 28, 2013, and February 29, 2012, the Company had outstanding $499.0 million (net of $1.0 million unamortized discount) and $498.5 million (net of $1.5 million unamortized discount), respectively, aggregate principal amount of December 2007 Senior Notes.

On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s prior senior credit facility and common stock share repurchases under the 2013 Authorization. Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. As of February 28, 2013, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

The senior notes described above are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The senior notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s U.S. subsidiaries guarantee the senior notes on a senior unsecured basis.

On August 14, 2012, the Company issued $650.0 million aggregate principal amount of 4.625% Senior Notes due March 2023 (the “August 2012 Senior Notes”). The Company intended to use the net proceeds from the offering ($640.6 million) to fund a portion of the Initial Purchase Agreement. In connection with the issuance of the August 2012 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the August 2012 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Initial Purchase Agreement. If the Initial Purchase Agreement was terminated or had not been consummated on or prior to December 30, 2013, all of the August 2012 Senior Notes would be redeemed (the “Special Mandatory Redemption”) at a price equal to 100% of the outstanding principal amount, together with accrued and unpaid interest to the date of the Special Mandatory Redemption. In accordance with the terms of the Escrow Agreement, if the Initial Purchase Agreement was terminated or had not been consummated on or prior to December 30, 2013, the Escrowed Property would be released for purposes of effecting the Special Mandatory Redemption. Because of the differences between the terms relating to the February 2013 Beer Business Acquisition and the Initial Purchase Agreement, the Company determined that the conditions for the release of the Escrowed Property to the Company pursuant to the Escrow Agreement could not be satisfied. Accordingly, the Company gave notice to the escrow agent on February 19, 2013, to release the Escrowed Property for purposes of effecting the Special Mandatory Redemption. As a result, the August 2012 Senior Notes were redeemed on February 20, 2013, and the Escrow Agreement was terminated in accordance with its terms.

Indentures

The Company’s Indentures relating to its outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets; (ii)  a limitation on certain sale and leaseback transactions; and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person.

Subsidiary credit facilities

The Company has additional credit arrangements totaling $371.5 million and $253.8 million as of February 28, 2013, and February 29, 2012, respectively. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2013, and February 29, 2012, amounts outstanding under these arrangements were $46.9 million and $110.1 million, respectively, the majority of which is classified as current as of the respective date.

Accounts Receivable Securitization Facility

On December 4, 2012, the Company entered into a 364-day revolving trade accounts receivable securitization facility. Under the facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the SPV to secure borrowings under the facility. The Company will continue to service the trade accounts receivable and act as servicer for the facility. The trade accounts receivable balances related to this facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. Any borrowings under the facility will be recorded as secured borrowings and will bear interest at a rate based on a margin of 100 basis points plus the conduit lender’s cost of funds or, if such borrowings were not funded by commercial paper issuances by the conduit lender, one-month LIBOR. The facility provides borrowing capacity of $65.0 million up to $250.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. Through April 29, 2013, the SPV had not effected any borrowings under the facility.

Contractual Obligations and Commitments

The following table sets forth information about the Company’s long-term contractual obligations outstanding at February 28, 2013. The table brings together data for easy reference from the consolidated balance sheet and from individual notes to the Company’s consolidated financial statements. See Notes 9, 10, 11, 12 and 13 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of the items noted in the following table.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Contractual obligations
Long-term debt (excluding unamortized discount)	3,309.4	27.6	620.7	1,823.2	837.9
Interest payments on long-term debt (1)	864.7	207.9	368.6	249.8	38.4
Operating leases	343.4	45.0	71.7	52.3	174.4
Other long-term liabilities (2)	222.4	76.3	67.5	23.7	54.9
Unconditional purchase obligations (3)	1,845.5	519.3	617.7	257.1	451.4
Total contractual obligations	$6,585.4	$876.1	$1,746.2	$2,406.1	$1,557.0

(1)
Interest rates on long-term debt obligations range from 2.0% to 8.4% as of February 28, 2013. Interest payments on long-term debt obligations include amounts associated with the Company’s outstanding interest rate swap agreements to fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 1.4% of the Company’s total long-term debt, as amounts are not material.

(2)
Other long-term liabilities include $25.3 million associated with expected payments for unrecognized tax benefit liabilities as of February 28, 2013, none of which is expected to be paid in the less than one year period. The payments are reflected in the period in which the Company believes they will ultimately be settled based on the Company’s experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $75.3 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. See Note 11 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

(3)
Total unconditional purchase obligations consist of $1,415.7 million for contracts to purchase grapes over the next fifteen fiscal years, $60.8 million for contracts to purchase bulk wine over the next four fiscal years, $253.7 million for contracts to purchase certain raw materials over the next two fiscal years, and $115.3 million for processing contracts over the next seven fiscal years. See Note 13 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a detailed discussion of these items.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Expenditures

During Fiscal 2013, the Company incurred $62.1 million for capital expenditures. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. The Company plans to spend from $200 million to $230 million for capital expenditures for the year ending February 28, 2014 (“Fiscal 2014”). Included within the planned expenditures for Fiscal 2014 are amounts associated with the required brewery expansion in connection with the pending Beer Business Acquisition of approximately $120 – $140 million with the remaining amount consisting of improvements of existing operating facilities and replacements of existing equipment and/or buildings. In total, over the next three fiscal year periods, the Company expects to spend between

$500 – $600 million for capital expenditures associated with the required brewery expansion in connection with the pending Beer Business Acquisition.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, the Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical experience, the Company’s observance of trends in the industry, information provided by the Company’s customers and information available from other outside sources, as appropriate. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the Company’s business. The Company’s critical accounting policies include:

•
Inventory valuation. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company’s financial statements. Inventory write-downs to net realizable value recognized in the ordinary course of business were not material for Fiscal 2013, Fiscal 2012 and Fiscal 2011. Inventories were $1,480.9 million and $1,374.5 million as of February 28, 2013, and February 29, 2012, respectively.

•
Goodwill and other intangible assets. The Company accounts for goodwill and other intangible assets by classifying intangible assets into three categories: (i)  intangible assets with definite lives subject to amortization; (ii)  intangible assets with indefinite lives not subject to amortization; and (iii)  goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. The Company performs annual impairment tests and re-evaluates the useful lives of other intangible assets with indefinite lives at its annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment might exist. The Company uses a two-step process to evaluate goodwill for impairment. In the first step, the fair value of each reporting unit is compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit is generally determined on the basis of discounted future cash flows supplemented by the market approach. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, a second step is performed to determine the amount of the goodwill impairment the Company should record. In the second step, an implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill is compared to the carrying value of goodwill. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. The Company’s reporting units include the U.S., Canada, New Zealand and Italy. In estimating the fair value of the reporting units, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company’s financial statements.

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

In the fourth quarter of fiscal 2013, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units, as the fair value of each of the Company’s reporting units with goodwill exceeded their carrying value. Based on this analysis, the fair value of the Company’s Italian, New Zealand, U.S. and Canadian reporting units exceeded their carrying value by approximately 181%, 31%, 17% and 9%, respectively. In the fourth quarter of fiscal 2012, as a result of its annual goodwill impairment analysis, the Company concluded that there were no indications of impairment for any of the Company’s reporting units. The fair value of the Italian reporting unit approximated the carrying value as the Company acquired the remaining 50.1% equity interest in Ruffino on October 5, 2011. In the fourth quarter of fiscal 2011, as a result of its annual goodwill impairment analysis, the Company concluded that there were no indications of impairment for any of the Company’s reporting units. Goodwill was $2,722.3 million and $2,632.9 million as of February 28, 2013, and February 29, 2012, respectively.

The Company’s other intangible assets consist primarily of customer relationships and trademarks obtained through business acquisitions. Customer relationships are amortized over their estimated useful lives. The useful lives of existing trademarks that were determined to be indefinite are not amortized. These trademarks are evaluated for impairment by comparing the carrying value of the trademarks to their estimated fair value. The estimated fair value of trademarks is calculated based on an income approach using the relief from royalty methodology. The estimated fair value of trademarks is generally determined on the basis of discounted cash flows. The estimate of fair value is then compared to the carrying value of each trademark. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recorded by the Company to reduce the carrying value of the trademark to its estimated fair value. In estimating the fair value of the trademarks, management must make assumptions and projections regarding future cash flows based upon future revenues and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on the Company’s financial statements.

The most significant assumptions used in the discounted cash flows calculation to determine the fair value of intangible assets with indefinite lives in connection with impairment testing are:  (i)  the estimated royalty rate, (ii)  the discount rate, (iii)  the expected long-term growth rate and (iv)  the annual cash flow projections. If the Company used a royalty rate that was 50 basis points lower or used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any unit of accounting’s carrying value exceeding its fair value, except for the trademarks associated with the Constellation Wines and Spirits segment’s Canadian business.

In the fourth quarter of fiscal 2013, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. No indication of impairment was noted for any of the Company’s indefinite lived intangible assets for Fiscal 2013. If the Company used a royalty rate that was reduced by an additional 50 basis points, then the Company would have recorded an impairment loss for the Constellation Wines and Spirits segment’s Canadian trademarks of approximately $16.0 million. If the Company used a discount rate that was 50 basis points higher, then the Company would have recorded an impairment loss for the Constellation Wines and Spirits segment’s Canadian trademarks of approximately $5.0 million. If the Company used an expected long-term growth rate that was 50 basis points lower, then the Company would have recorded an impairment loss for the Constellation Wines and Spirits segment’s Canadian trademarks of approximately $4.0 million. If the Company used annual cash flow projections that were 100 basis points lower, then the Company would have recorded an impairment loss for the Constellation Wines and Spirits segment’s Canadian trademarks of approximately $1.0 million. In the fourth quarter of fiscal 2012, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. The Company determined that trademarks associated with the Constellation Wines and Spirits segment’s Canadian business were impaired. While the Constellation Wines and Spirits segment’s overall Canadian business experienced growth, the growth has been largely due to new product development and expansion of the import portfolio with a negative revenue trend over the past few years in the portfolio of brands represented by the acquired trademarks. In the forecast used in the annual review of indefinite lived intangible assets for impairment in the fourth quarter of fiscal 2011, the Company included the expected revenue benefits from targeted brand building actions for the portfolio of brands represented by the acquired trademarks. During Fiscal 2012, the expected revenue benefits from these targeted brand building actions were less than forecasted, leading the Company to believe that the inherent value of the acquired trademarks would be viewed as diminished by a market participant. In the forecast used in the annual review of indefinite lived intangible assets for impairment in the fourth quarter of fiscal 2012, the Company included expected revenue benefits from planned additional brand building actions throughout Fiscal 2013 that were designed to reverse the negative revenue trend and improve growth within the portfolio of brands represented by the acquired trademarks. However, to reflect a market participant’s view of a lower inherent value of the acquired trademarks in respect of the negative revenue trends and uncertainty around the effectiveness of the brand building activities, the royalty rate applied to the forecasted revenue included a 100 basis point reduction in the royalty rate as compared to the prior year. In addition, the Company also reduced the annual cash flow projections for the portfolio of brands represented by the acquired trademarks. As a result of this review, the Company recorded an impairment loss of $38.1 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Comprehensive Income, and of which amount $31.1 million is attributable to the reduction in the royalty rate and $7.0 million is attributable to the reduction in the annual cash flow projections. If the Company used a royalty rate that was reduced by an additional 50 basis points, then the impairment loss would have increased by an additional $16.0 million. If the Company used a discount rate that was 50 basis points higher, then the impairment loss would have increased by an additional $6.0 million. If the Company used an expected long-term growth rate that was 50 basis points lower, then the impairment loss would have increased by an additional $4.0 million. If the Company used annual cash flow projections that were 100 basis points lower, then the impairment loss would have increased by an additional $1.0 million. In the fourth quarter of fiscal 2011, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that trademarks associated with the Constellation Wines and Spirits segment’s Canadian business were impaired. As a result of this review, the Company recorded an impairment loss of $16.7 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Operations. The Company had previously recorded an impairment loss of $6.9 million during its third quarter of fiscal 2011 in connection with the Company’s decision to discontinue certain wine brands within its Constellation Wines and Spirits segment’s U.S. wine portfolio. Intangible assets with indefinite lives were $814.5 million and $803.6 million as of February 28, 2013, and February 29, 2012, respectively.

•
Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that have been offered previously. If assumptions included in the Company’s estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which could have a material adverse impact on the Company’s financial statements. Promotional costs were $479.4 million, $418.5 million and $699.0 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Accrued promotion costs were $73.5 million and $57.6 million as of February 28, 2013, and February 29, 2012, respectively.

•
Accounting for stock-based compensation. Stock-based compensation cost is calculated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. The Company uses the Black-Scholes option-pricing model to calculate the grant date fair value of its option and purchase right awards. The Company uses the Monte Carlo Simulation model to calculate the grant date fair value of its performance share unit awards which contain a market condition. The calculation of fair value of stock-based awards requires the input of assumptions, including the expected term of the stock-based awards and the associated stock price volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, then stock-based compensation expense could be materially different in the future. If the Company used an expected term for its stock-based awards that was one year longer, the fair value of stock-based awards granted during Fiscal 2013, Fiscal 2012, Fiscal 2011 and for the years ended February 28, 2010 (“Fiscal 2010”), and February 28, 2009 (“Fiscal 2009”), would have increased by $15.9 million, resulting in an increase of $1.8 million of stock-based compensation expense for Fiscal 2013. If the Company used an expected term of the stock-based awards that was one year shorter, the fair value of the stock-based awards granted during Fiscal 2013, Fiscal 2012, Fiscal 2011, Fiscal 2010 and Fiscal 2009 would have decreased by $13.1 million, resulting in a decrease of $1.7 million of stock-based compensation expense for Fiscal 2013. The total amount of stock-based compensation recognized for Fiscal 2013 was $41.2 million, of which $37.1 million was expensed for Fiscal 2013 and $4.1 million was capitalized in inventory as of February 28, 2013. The total amount of stock-based compensation recognized for Fiscal 2012 was $47.4 million, of which $43.7 million was expensed for Fiscal 2012 and $3.7 million was capitalized in inventory as of February 29, 2012. The total amount of stock-based compensation recognized for Fiscal 2011 was $47.0 million, of which $43.1 million was expensed for Fiscal 2011 and $3.9 million was capitalized in inventory as of February 28, 2011.

•
Accounting for income taxes. The Company estimates its income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of items of income and expense and tax planning strategies. The Company is subject to income taxes in the U.S., Canada, New Zealand, Italy and other jurisdictions. The Company recognizes its deferred tax assets and liabilities based upon the expected future tax outcome of amounts recognized in the Company’s Consolidated Statements of Comprehensive Income. If necessary, the Company records a valuation allowance on deferred tax assets if the realization of the asset appears doubtful. The Company believes that all tax positions are fully supported; however, the Company records tax liabilities in accordance with the FASB’s guidance for income tax accounting. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. In addition, changes in existing tax laws or rates could significantly change the Company’s current estimate of its tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Changes in current estimates, if significant, could have a material adverse impact on the Company’s financial statements. The annual effective tax rate was 24.9%, 16.7% and (1.5%) for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

•
Accounting for business combinations. The acquisition of businesses is an important element of the Company’s strategy. Under the acquisition method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. For example, the Company’s acquisitions typically result in the recognition of goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred. Amortization expense for amortizable intangible assets was $7.2 million, $5.4 million and $5.5 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Amortizable intangible assets were $56.9 million and $62.8 million as of February 28, 2013, and February 29, 2012, respectively.

Accounting Guidance Not Yet Adopted

Disclosures about offsetting assets and liabilities –
In December 2011, the FASB issued amended guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. In addition, this amended guidance requires retrospective application. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Intangibles – goodwill and other –
In July 2012, the FASB issued amended guidance for indefinite lived intangible asset impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite lived intangible asset is impaired. If an entity concludes it is not more likely than not that an indefinite lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then the entity would be required to determine the fair value of the indefinite lived intangible asset and compare the fair value with the carrying amount of the indefinite lived intangible asset. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Comprehensive income –
In February 2013, the FASB issued amended guidance for reporting of amounts reclassified out of AOCI. The amended guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income, or, for amounts not required to be reclassified in their entirety to net income under generally accepted accounting principles in the U.S., an entity is required to cross-reference to other disclosures required under generally accepted accounting principles in the U.S. that provide additional detail about those amounts. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Liabilities –
In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2014. In addition, this guidance requires retrospective application. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Foreign currency –
In March 2013, the FASB issued amended guidance to clarify the applicable guidance for the release of foreign currency cumulative translation adjustments under generally accepted accounting principles in the U.S. The amended guidance clarifies when cumulative translation adjustments should be released into net income in connection with (i) the loss of a controlling financial interest in a subsidiary or group of assets within a foreign entity or (ii) the partial sale of an equity method investment that is a foreign entity. The amended guidance also clarifies the types of events that result in the sale of an investment in a foreign entity. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2014. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 28, 2013, the Company had exposures to foreign currency risk primarily related to the euro, New Zealand dollar and Canadian dollar.

As of February 28, 2013, and February 29, 2012, the Company had outstanding foreign currency derivative instruments with a notional value of $575.4 million and $502.3 million, respectively. As of February 28, 2013, approximately 49.4% of the Company’s balance sheet exposures and forecasted transactional exposures for the year ending February 28, 2014, were hedged. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $4.4 million and $6.8 million as of February 28, 2013, and February 29, 2012, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of February 28, 2013, and February 29, 2012, the fair value of open foreign currency contracts would have been decreased by $16.0 million and $2.5 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

As of February 28, 2013, the Company had outstanding diesel fuel swap agreements with a notional value of $17.4 million. The Company had no diesel fuel swap agreements outstanding as of February 29, 2012. The estimated fair value of the Company’s diesel fuel swap agreements was a net asset of $0.5 million as of February 28, 2013. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base price had been 10% weaker as of February 28, 2013, the fair value of open diesel fuel contracts would have been decreased by $1.4 million.

The fair value of fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed interest rate debt, including current maturities, was $2,870.3 million and $2,189.1 million as of February 28, 2013, and February 29, 2012, respectively. A hypothetical 1% increase from prevailing interest rates as of February 28, 2013, and February 29, 2012, would have resulted in a decrease in the fair value of the fixed interest rate long-term debt by $114.5 million and $80.7 million, respectively.

As of February 28, 2013, and February 29, 2012, the Company had outstanding cash flow designated interest rate swap agreements to minimize interest rate volatility. As of February 28, 2013, and February 29, 2012, the swap agreements fix LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% and 2.9% (exclusive of borrowing margins), respectively, through September 1, 2016. In addition, the Company has offsetting undesignated interest rate swap agreements with an absolute notional value of $1.0 billion outstanding as of February 28, 2013. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $40.5 million and $45.7 million as of February 28, 2013, and February 29, 2012, respectively. A hypothetical 1% increase from prevailing interest rates as of February 28, 2013, and February 29, 2012, would have favorably increased the fair value of the interest rate swap agreements by $17.0 million and $23.2 million, respectively.

In addition to the $2,870.3 million and $2,189.1 million estimated fair value of fixed interest rate debt outstanding as of February 28, 2013, and February 29, 2012, respectively, the Company also had variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of February 28, 2013, and February 29, 2012, the estimated fair value of the Company’s total variable interest rate debt, including current maturities, was $733.3 million and $1,196.4 million, respectively. A hypothetical 1% increase from prevailing interest rates as of February 28, 2013, and February 29, 2012, would have resulted in a decrease in the fair value of the variable interest rate long-term debt by $30.2 million and $15.2 million, respectively.

Item 8. Financial Statements and Supplementary Data.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012

The following information is presented in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2013 and February 29, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Constellation Brands, Inc.’s internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 29, 2013 expressed an unqualified opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York
April 29, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited Constellation Brands, Inc.’s (the Company) internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2013 and February 29, 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2013, and our report dated April 29, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York
April 29, 2013

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2013.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	February 28, 2013	February 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash investments	$331.5	$85.8
Accounts receivable, net	471.9	437.6
Inventories	1,480.9	1,374.5
Prepaid expenses and other	186.9	136.4
Total current assets	2,471.2	2,034.3
PROPERTY, PLANT AND EQUIPMENT, net	1,229.0	1,255.8
GOODWILL	2,722.3	2,632.9
INTANGIBLE ASSETS, net	871.4	866.4
OTHER ASSETS, net	344.2	320.5
Total assets	$7,638.1	$7,109.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$—	$377.9
Current maturities of long-term debt	27.6	330.2
Accounts payable	209.0	130.5
Accrued excise taxes	18.9	24.8
Other accrued expenses and liabilities	422.4	336.2
Total current liabilities	677.9	1,199.6
LONG-TERM DEBT, less current maturities	3,277.8	2,421.4
DEFERRED INCOME TAXES	599.6	608.7
OTHER LIABILITIES	222.5	204.2
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, none at February 28, 2013, and February 29, 2012	—	—
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 242,064,514 shares at February 28, 2013, and 233,751,797 shares at February 29, 2012	2.4	2.3
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,517,035 shares at February 28, 2013, and 28,583,916 shares at February 29, 2012	0.3	0.3
Class 1 Common Stock, $.01 par value- Authorized, 25,000,000 shares; Issued, 37 shares at February 28, 2013, and 11,549 shares at February 29, 2012	—	—
Additional paid-in capital	1,907.1	1,691.4
Retained earnings	2,495.1	2,107.3
Accumulated other comprehensive income	132.1	173.7
	4,537.0	3,975.0
Less: Treasury stock-
Class A Common Stock, 80,799,298 shares at February 28, 2013, and 63,015,441 shares at February 29, 2012, at cost	(1,674.5)	(1,296.8)
Class B Convertible Common Stock, 5,005,800 shares at February 28, 2013, and February 29, 2012, at cost	(2.2)	(2.2)
	(1,676.7)	(1,299.0)
Total stockholders’ equity	2,860.3	2,676.0
Total liabilities and stockholders’ equity	$7,638.1	$7,109.9
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data)

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
SALES	$3,171.4	$2,979.1	$4,096.7
Less – excise taxes	(375.3)	(324.8)	(764.7)
Net sales	2,796.1	2,654.3	3,332.0
COST OF PRODUCT SOLD	(1,687.8)	(1,592.2)	(2,141.9)
Gross profit	1,108.3	1,062.1	1,190.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(584.7)	(521.5)	(640.9)
RESTRUCTURING CHARGES	(0.7)	(16.0)	(23.1)
IMPAIRMENT OF INTANGIBLE ASSETS	—	(38.1)	(23.6)
Operating income	522.9	486.5	502.5
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	233.1	228.5	243.8
INTEREST EXPENSE, net	(227.1)	(181.0)	(195.3)
LOSS ON WRITE-OFF OF FINANCING COSTS	(12.5)	—	—
Income before income taxes	516.4	534.0	551.0
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(128.6)	(89.0)	8.5
NET INCOME	$387.8	$445.0	$559.5

SHARE DATA:
Earnings per common share:
Basic – Class A Common Stock	$2.15	$2.20	$2.68
Basic – Class B Convertible Common Stock	$1.96	$2.00	$2.44

Diluted – Class A Common Stock	$2.04	$2.13	$2.62
Diluted – Class B Convertible Common Stock	$1.87	$1.96	$2.40

Weighted average common shares outstanding:
Basic – Class A Common Stock	158.658	180.724	187.224
Basic – Class B Convertible Common Stock	23.532	23.590	23.686

Diluted – Class A Common Stock	190.307	208.655	213.765
Diluted – Class B Convertible Common Stock	23.532	23.590	23.686

COMPREHENSIVE INCOME:
NET INCOME	$387.8	$445.0	$559.5
OTHER COMPREHENSIVE (LOSS) INCOME, net of income tax effect:
Foreign currency translation adjustments	(37.4)	14.6	(479.7)
Unrealized gain (loss) on cash flow hedges	0.3	(24.7)	(15.4)
Unrealized gain on available-for-sale debt securities	0.4	0.2	0.8
Pension/postretirement adjustments	(4.9)	(5.2)	95.9
OTHER COMPREHENSIVE LOSS, net of income tax effect	(41.6)	(15.1)	(398.4)
COMPREHENSIVE INCOME	$346.2	$429.9	$161.1
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
BALANCE, February 28, 2010	$2.3	$0.3	$1,493.2	$1,102.8	$587.2	$(609.5)	$2,576.3
Comprehensive income:
Net income for Fiscal 2011	—	—	—	559.5	—	—	559.5
Other comprehensive loss, net of income tax effect	—	—	—	—	(398.4)	—	(398.4)
Comprehensive income							161.1
Repurchase of 17,240,101 Class A Common shares	—	—	—	—	—	(300.3)	(300.3)
Conversion of 116,879 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—
Exercise of 5,100,677 Class A stock options	—	—	62.3	—	—	—	62.3
Employee stock purchases of 305,207 treasury shares	—	—	2.6	—	—	1.7	4.3
Grant of 739,388 Class A Common shares – restricted stock awards	—	—	(3.9)	—	—	3.9	—
Vesting of 53,780 restricted stock units (43,085 treasury shares and 10,695 Class A Common shares), net of 23,628 shares withheld to satisfy tax withholding requirements	—	—	(0.6)	—	—	0.2	(0.4)
Cancellation of 37,864 restricted Class A Common shares	—	—	0.2	—	—	(0.2)	—
Stock-based employee compensation	—	—	47.0	—	—	—	47.0
Tax benefit on stock-based employee compensation awards	—	—	1.6	—	—	—	1.6
BALANCE, February 28, 2011	2.3	0.3	1,602.4	1,662.3	188.8	(904.2)	2,551.9
Comprehensive income:
Net income for Fiscal 2012	—	—	—	445.0	—	—	445.0
Other comprehensive loss, net of income tax effect	—	—	—	—	(15.1)	—	(15.1)
Comprehensive income							429.9
Repurchase of 21,234,266 Class A Common shares	—	—	—	—	—	(413.7)	(413.7)
Conversion of 33,842 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—
Exercise of 3,438,706 Class A stock options	—	—	50.7	—	—	—	50.7
Employee stock purchases of 279,361 treasury shares	—	—	(2.3)	—	—	7.0	4.7
Grant of 622,092 Class A Common shares – restricted stock awards	—	—	(10.4)	—	—	10.4	—
Vesting of 38,783 restricted stock units, net of 22,145 shares withheld to satisfy tax withholding requirements	—	—	(1.5)	—	—	1.0	(0.5)
Vesting of 123,822 performance stock units, net of 78,383 shares withheld to satisfy tax withholding requirements	—	—	(4.8)	—	—	3.1	(1.7)
Cancellation of 105,402 restricted Class A Common shares	—	—	2.6	—	—	(2.6)	—
Stock-based employee compensation	—	—	47.4	—	—	—	47.4
Tax benefit on stock-based employee compensation awards	—	—	7.3	—	—	—	7.3
BALANCE, February 29, 2012	$2.3	$0.3	$1,691.4	$2,107.3	$173.7	$(1,299.0)	$2,676.0

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
BALANCE, February 29, 2012	$2.3	$0.3	$1,691.4	$2,107.3	$173.7	$(1,299.0)	$2,676.0
Comprehensive income:
Net income for Fiscal 2013	—	—	—	387.8	—	—	387.8
Other comprehensive loss, net of income tax effect	—	—	—	—	(41.6)	—	(41.6)
Comprehensive income							346.2
Repurchase of 17,994,466 Class A Common shares	—	—	—	—	—	(383.0)	(383.0)
Conversion of 66,881 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—
Exercise of 8,234,324 Class A stock options	0.1	—	157.9	—	—	—	158.0
Employee stock purchases of 210,895 treasury shares	—	—	(0.9)	—	—	5.3	4.4
Grant of 18,190 Class A Common shares – restricted stock awards	—	—	(0.4)	—	—	0.4	—
Vesting of 42,664 restricted stock units, net of 23,836 shares withheld to satisfy tax withholding requirements	—	—	(1.6)	—	—	1.1	(0.5)
Cancellation of 61,140 restricted Class A Common shares	—	—	1.5	—	—	(1.5)	—
Stock-based employee compensation	—	—	44.2	—	—	—	44.2
Tax benefit on stock-based employee compensation awards	—	—	15.0	—	—	—	15.0
BALANCE, February 28, 2013	$2.4	$0.3	$1,907.1	$2,495.1	$132.1	$(1,676.7)	$2,860.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$387.8	$445.0	$559.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	108.2	98.4	119.2
Stock-based compensation expense	40.8	47.6	46.0
Deferred tax provision	39.2	48.0	70.9
Loss on write-off of financing costs	12.5	—	—
Equity in earnings of equity method investees, net of distributed earnings	7.6	2.6	(23.8)
Amortization of intangible assets	7.2	5.4	5.5
Amortization of deferred financing costs	4.8	6.5	9.1
Loss on disposal or impairment of long-lived assets, net	0.4	0.3	0.4
Gain on business sold, net	(7.1)	(2.1)	(165.1)
Impairment of intangible assets	—	38.1	23.6
(Gain) loss on obligation from put option of Ruffino shareholder	—	(2.5)	60.0
Loss on settlement of pension obligations	—	—	109.9
Change in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable, net	(38.9)	(5.6)	(86.0)
Inventories	(90.0)	51.5	190.8
Prepaid expenses and other current assets	(9.6)	6.5	(7.6)
Accounts payable	76.9	(6.0)	(82.5)
Accrued excise taxes	(5.8)	10.6	(7.1)
Other accrued expenses and liabilities	(0.3)	44.6	(168.2)
Other, net	22.6	(4.8)	(34.9)
Total adjustments	168.5	339.1	60.2
Net cash provided by operating activities	556.3	784.1	619.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(159.3)	(51.5)	—
Purchases of property, plant and equipment	(62.1)	(68.4)	(89.1)
(Payments related to) proceeds from sale of business, net of cash divested	(0.6)	(30.8)	219.7
Investments in equity method investees	(0.1)	(0.1)	(29.7)
Proceeds from sales of assets	10.0	3.6	19.5
Proceeds from notes receivable	4.6	1.0	60.0
Proceeds from redemption of available-for-sale debt securities	—	20.2	—
Other investing activities	0.7	(9.1)	7.7
Net cash (used in) provided by investing activities	(206.8)	(135.1)	188.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(1,537.2)	(475.9)	(328.5)
Purchases of treasury stock	(383.0)	(413.7)	(300.0)
Net (repayment of) proceeds from notes payable	(372.6)	249.8	(289.7)
Payment of financing costs of long-term debt	(35.8)	—	(0.2)
Payment of minimum tax withholdings on stock-based payment awards	(0.5)	(2.2)	(0.4)
Proceeds from issuance of long-term debt	2,050.0	—	—
Proceeds from exercises of employee stock options	158.3	51.3	61.0
Excess tax benefits from stock-based payment awards	17.7	10.9	7.4
Proceeds from employee stock purchases	4.4	4.7	4.3
Net cash used in financing activities	(98.7)	(575.1)	(846.1)

Effect of exchange rate changes on cash and cash investments	(5.1)	2.7	4.0

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	245.7	76.6	(34.3)
CASH AND CASH INVESTMENTS, beginning of year	85.8	9.2	43.5
CASH AND CASH INVESTMENTS, end of year	$331.5	$85.8	$9.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$197.0	$173.3	$203.3
Income taxes	$149.6	$62.9	$88.2

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of business
Fair value of assets acquired, including cash acquired	$159.3	$157.3	$—
Liabilities assumed	—	(133.8)	—
Net assets acquired	159.3	23.5	—
Plus – settlement of obligation from put option of shareholder	—	56.7	—
Less – fair value of previously owned 49.9% equity interest	—	(11.6)	—
Less – cash acquired	—	(17.1)	—
Net cash paid for purchase of business	$159.3	$51.5	$—

Property, plant and equipment acquired under financing arrangements	$34.8	$27.8	$28.4

Sale of business
Investment in Accolade	$—	$—	$48.2
Indemnification liabilities	$—	$—	$26.1
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business –
Constellation Brands, Inc. and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of consumer-preferred premium wine brands complemented by premium spirits, imported beer and other select beverage alcohol products. The Company has the leading premium wine business in the world and is a leading producer and marketer of wine in the United States (“U.S.”); the leading producer and marketer of wine in Canada; and a leading producer and exporter of wine from both New Zealand and Italy. In North America, the Company’s products are primarily sold to wholesale distributors as well as state and provincial alcoholic beverage control agencies. In New Zealand, the Company’s products are primarily sold to retailers, wholesalers and importers. In Italy, the Company’s products are primarily sold to retailers, wholesalers and importers, as well as direct to on-premise. In addition, the Company imports, markets and sells primarily the Modelo Brands (as defined in Note 8) through the Company’s joint venture, Crown Imports (as defined in Note 8). See additional discussion in Note 8 regarding recent developments with the Company’s Crown Imports joint venture and the pending Beer Business Acquisition.

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

Equity method investments are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. No instances of impairment were noted on the Company’s equity method investments for the years ended February 28, 2013, February 29, 2012, and February 28, 2011.

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

Selling, general and administrative expenses –
The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2013, and February 29, 2012, were not material. Advertising expense for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, was $121.9 million, $116.0 million and $128.6 million, respectively.

Foreign currency translation –
The “functional currency” of the Company’s subsidiaries outside the U.S. is the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). As a result of the January 2011 CWAE Divestiture (as defined in Note 8), for the year ended February 28, 2011, the Company reclassified $657.1 million, net of income tax effect, from AOCI to selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (see Note 8, Note 17). Gains or losses resulting from foreign currency denominated transactions are also included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Aggregate foreign currency transaction net gains (losses) were $3.7 million, ($0.7) million and ($2.3) million for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.

Cash investments –
Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value.

Allowance for doubtful accounts –
The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $1.9 million and $1.5 million as of February 28, 2013, and February 29, 2012, respectively.

Fair value of financial instruments –
The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows (see Note 5).

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

The Company enters into derivative instruments, primarily interest rate swaps, foreign currency forward and option contracts, and diesel fuel swaps, to manage interest rate, foreign currency and diesel fuel pricing risks, respectively. In accordance with the FASB guidance for derivatives and hedging, the Company recognizes all derivatives as either assets or liabilities on its Consolidated Balance Sheets and measures those instruments at fair value (see Note 4, Note 5). The fair values of the Company’s derivative instruments change with fluctuations in interest rates, currency rates and/or fuel prices and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate, foreign currency and diesel fuel pricing risks, including prohibitions on derivative market-making or other speculative activities.

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

Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries; and cash flows related primarily to repatriation of those loans or investments. Foreign currency contracts, generally less than 12 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives when the derivative instrument is settled within the fiscal quarter or offsets a recognized balance sheet exposure. In these circumstances, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income. As of February 28, 2013, and February 29, 2012, the Company had undesignated foreign currency contracts outstanding with a notional value of $355.1 million and $148.6 million, respectively. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional amount of $1.0 billion outstanding as of February 28, 2013 (see Note 10). The Company had no undesignated interest rate swap agreements outstanding as of February 29, 2012.

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

As of February 28, 2013, and February 29, 2012, the Company had cash flow designated foreign currency contracts outstanding with a notional value of $220.3 million and $353.7 million, respectively. In addition, as of February 28, 2013, and February 29, 2012, the Company had cash flow designated interest rate swap agreements outstanding with a notional value of $500.0 million (see Note 10). Lastly, as of February 28, 2013, the Company had cash flow designated diesel fuel swap contracts outstanding with a notional value of $17.4 million. The Company had no cash flow designated diesel fuel swap contracts outstanding as of February 29, 2012. The Company expects $4.6 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

Fair value hedges:
Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments, which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the years ended February 28, 2013, February 29, 2012, and February 28, 2011.

Net investment hedges:
Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the years ended February 28, 2013, February 29, 2012, and February 28, 2011. As a result of the January 2011 CWAE Divestiture, for the year ended February 28, 2011, the Company reclassified $17.8 million of net gains, net of income tax effect, from AOCI to earnings related to its prior net investment hedges of its U.K. subsidiary (See Note 4). There were no such amounts recognized for the years ended February 28, 2013, and February 29, 2012.

Credit risk:
The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2013, the fair value of derivative instruments in a net liability position due to counterparties was $45.1 million. If the Company were required to settle the net liability position under these derivative instruments on February 28, 2013, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of February 28, 2013, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of February 28, 2013, the fair value of derivative instruments in a net receivable position due from counterparties was $9.5 million.

Inventories –
Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:

	February 28, 2013	February 29, 2012
(in millions)
Raw materials and supplies	$45.5	$47.6
In-process inventories	1,168.1	1,048.4
Finished case goods	267.3	278.5
	$1,480.9	$1,374.5

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

In the fourth quarters of fiscal 2013, fiscal 2012 and fiscal 2011, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, as the fair value of each of the Company’s reporting units with goodwill exceeded their carrying value.

In the fourth quarter of fiscal 2013, pursuant to the Company’s accounting policy, the Company performed its annual annual review of indefinite lived intangible assets for impairment. No indication of impairment was noted for any of the Company’s indefinite lived intangible assets for the year ended February 28, 2013. In the fourth quarter of fiscal 2012, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. The Company determined that trademarks associated with the Constellation Wines and Spirits (formerly known as Constellation Wines North America) segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows (Level 3 fair value measurement – see Note 5). As a result of this review, the Company recorded an impairment loss of $38.1 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Comprehensive Income. In the fourth quarter of fiscal 2011, as a result of its annual review of indefinite lived intangible assets for impairment, the Company determined that trademarks associated with the Constellation Wines and Spirits segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected discounted cash flows (Level 3 fair value measurement – see Note 5). As a result of this review, the Company recorded an impairment loss of $16.7 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Comprehensive Income. The Company had previously recorded an impairment loss of $6.9 million, which is included in impairment of intangible assets on the Company’s Consolidated Statements of Comprehensive Income, during its third quarter of fiscal 2011 in connection with its decision to discontinue certain wine brands within its Constellation Wines and Spirits segment’s wine and spirits portfolio (Level 3 fair value measurement – see Note 5).

Other assets –
Other assets include the following:  (i)  investments in equity method investees which are carried under the equity method of accounting (see Note 8); (ii)  deferred financing costs which are stated at cost, net of accumulated amortization, and are amortized on an effective interest basis over the term of the related debt; (iii)  an investment in Accolade (as defined in Note 8) consisting of cost method investments which are carried at cost and available-for-sale (“AFS”) debt securities which are carried at fair value (see Note 8); (iv)  deferred tax assets which are stated net of valuation allowances (see Note 11); and (v)  derivative assets which are stated at fair value.

Long-lived assets impairment –
In accordance with the FASB guidance for property, plant and equipment, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value of the asset exceeds its fair value (Level 3 fair value measurement – see Note 5). Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. There were no assets classified as held for sale as of February 28, 2013. Assets classified as held for sale as of February 29, 2012, were not material.

Pursuant to this policy, for the year ended February 28, 2011, in connection with certain restructuring activities (see Note 19), the Company’s then existing Constellation Wines Australia and Europe (“CWAE”) segment recorded asset impairment losses of $5.8 million associated primarily with the write-down of certain winery and vineyard assets which satisfied the conditions necessary to be classified as held for sale. These assets were written down to a value based on the Company’s estimate of fair value less cost to sell. These impairment losses are included in restructuring charges on the Company’s Consolidated Statements of Comprehensive Income. There were no impairment losses recorded for any of the Company’s long-lived assets for the years ended February 28, 2013, and February 29, 2012.

Indemnification liabilities –
The Company has indemnified respective parties against certain liabilities that may arise in connection with certain acquisitions and divestitures. The carrying value of the indemnification liabilities are included in other liabilities on the Company’s Consolidated Balance Sheets (see Note 13).

Income taxes –
The Company uses the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities.

Environmental –
Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2013, and February 29, 2012.

Earnings per common share –
The Company has two classes of common stock, each with a material number of shares outstanding: Class A Common Stock and Class B Convertible Common Stock (see Note 14). In addition, the Company has another class of common stock with an immaterial number of shares outstanding:  Class 1 Common Stock (see Note 14). With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent greater than those declared and paid on the Class B Convertible Common Stock. Accordingly, the Company uses the two-class computation method for the computation of earnings per common share – basic and earnings per common share – diluted. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock.

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

Stock-based employee compensation plans –
The Company has four stock-based employee compensation plans (see Note 15). The Company applies a grant date fair-value-based measurement method in accounting for its stock-based payment arrangements and records all costs resulting from stock-based payment transactions ratably over the requisite service period in its consolidated financial statements. Stock-based awards granted by the Company are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the stock option plan), if earlier. In accordance with the FASB guidance for compensation – stock compensation, the Company recognizes compensation expense immediately for awards granted to retirement-eligible employees or ratably over the period from the date of grant to the date of retirement-eligibility if that is expected to occur during the requisite service period, when appropriate.

Other –
Certain February 28, 2013, February 29, 2012, and February 28, 2011, balances have been reclassified to conform to current year presentation.

2.    RECENTLY ADOPTED ACCOUNTING GUIDANCE:

Fair value measurements –
Effective March 1, 2012, the Company adopted the FASB amended guidance to achieve common fair value measurement and disclosure requirements under generally accepted accounting principles in the U.S. and International Financial Reporting Standards. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The adoption of this amended guidance on March 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

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

3.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 28, 2013	February 29, 2012
(in millions)
Land and land improvements	$304.6	$308.8
Vineyards	214.5	211.3
Buildings and improvements	342.0	341.6
Machinery and equipment	1,090.6	1,027.4
Motor vehicles	47.3	46.8
Construction in progress	47.9	43.0
	2,046.9	1,978.9
Less – Accumulated depreciation	(817.9)	(723.1)
	$1,229.0	$1,255.8

4.    DERIVATIVE INSTRUMENTS:

The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 5):

Balance Sheet Location	February 28, 2013	February 29, 2012
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$6.4	$7.9
Other accrued expenses and liabilities	$0.1	$2.7
Other assets, net	$2.4	$3.6
Other liabilities	$0.1	$2.2

Interest rate swap contracts:
Other accrued expenses and liabilities	$3.2	$15.0
Other liabilities	$3.1	$30.7

Diesel fuel swap contracts:
Prepaid expenses and other	$0.5	$—
Other assets, net	$0.1	$—
Other liabilities	$0.1	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$0.9	$1.4
Other accrued expenses and liabilities	$5.1	$1.1
Other assets, net	$—	$0.3
Other liabilities	$—	$0.4

Interest rate swap contracts:
Prepaid expenses and other	$3.3	$—
Other accrued expenses and liabilities	$13.2	$—
Other assets, net	$3.3	$—
Other liabilities	$27.6	$—

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Comprehensive Income, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, is as follows. As a result of the CWAE Divestiture, the Company recognized net gains of $6.3 million, net of income tax effect, for the year ended February 28, 2011, related to the discontinuance of cash flow hedge accounting due to the probability that the original forecasted transaction would not occur by the end of the originally specified time period (or within the two months following). There were no such amounts recognized for the years ended February 28, 2013, and February 29, 2012.

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Year Ended February 28, 2013
Foreign currency contracts	$3.1	Sales	$2.4
Foreign currency contracts	—	Cost of product sold	2.0
Diesel fuel swap contracts	0.7	Cost of product sold	0.5
Interest rate swap contracts	(6.3)	Interest expense, net	(8.0)
Total	$(2.5)	Total	$(3.1)

For the Year Ended February 29, 2012
Foreign currency contracts	$5.8	Sales	$6.4
Foreign currency contracts	3.1	Cost of product sold	1.6
Interest rate swap contracts	(27.2)	Interest expense, net	(3.8)
Total	$(18.3)	Total	$4.2

For the Year Ended February 28, 2011
Foreign currency contracts	$11.2	Sales	$13.6
Foreign currency contracts	0.6	Cost of product sold	9.5
Interest rate swap contracts	(2.7)	Interest expense, net	—
Total	$9.1	Total	$23.1

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain Recognized in Income (Ineffective portion)	Net Gain Recognized in Income (Ineffective portion)
(in millions)
For the Year Ended February 28, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.3

For the Year Ended February 29, 2012
Foreign currency contracts	Selling, general and administrative expenses	$2.2

For the Year Ended February 28, 2011
Foreign currency contracts	Selling, general and administrative expenses	$1.4

Non-Derivative Instruments in Designated Net Investment Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain Reclassified from AOCI to Income (Effective portion)	Net Gain Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Year Ended February 28, 2011
Sterling Senior Debt Instrument	$—	Selling, general and administrative expenses	$17.8

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Comprehensive Income for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, is as follows:

Derivative Instruments not Designated as Hedging Instruments	Location of Net (Loss) Gain Recognized in Income	Net (Loss) Gain Recognized in Income
(in millions)
For the Year Ended February 28, 2013
Foreign currency contracts	Selling, general and administrative expenses	$(3.8)
Interest rate swap contracts	Interest expense, net	(0.5)
		$(4.3)

For the Year Ended February 29, 2012
Foreign currency contracts	Selling, general and administrative expenses	$(1.9)

For the Year Ended February 28, 2011
Foreign currency contracts	Selling, general and administrative expenses	$4.3

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	February 28, 2013		February 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$331.5	$331.5	$85.8	$85.8
Accounts receivable, net	$471.9	$471.9	$436.0	$436.0
AFS debt securities	$34.2	$34.2	$28.5	$28.5
Foreign currency contracts	$9.7	$9.7	$13.2	$13.2
Interest rate swap contracts	$6.6	$6.6	$—	$—
Diesel fuel swap contracts	$0.6	$0.6	$—	$—
Notes receivable	$—	$—	$1.6	$1.6

Liabilities:
Notes payable to banks	$—	$—	$377.9	$377.6
Accounts payable	$209.0	$209.0	$130.5	$130.5
Long-term debt, including current portion	$3,305.4	$3,603.6	$2,751.6	$3,007.9
Foreign currency contracts	$5.3	$5.3	$6.4	$6.4
Interest rate swap contracts	$47.1	$47.1	$45.7	$45.7
Diesel fuel swap contracts	$0.1	$0.1	$—	$—

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2013
Assets:
AFS debt securities	$—	$—	$34.2	$34.2
Foreign currency contracts	$—	$9.7	$—	$9.7
Interest rate swap contracts	$—	$6.6	$—	$6.6
Diesel fuel swap contracts	$—	$0.6	$—	$0.6
Liabilities:
Foreign currency contracts	$—	$5.3	$—	$5.3
Interest rate swap contracts	$—	$47.1	$—	$47.1
Diesel fuel swap contracts	$—	$0.1	$—	$0.1

February 29, 2012
Assets:
AFS debt securities	$—	$—	$28.5	$28.5
Foreign currency contracts	$—	$13.2	$—	$13.2
Liabilities:
Foreign currency contracts	$—	$6.4	$—	$6.4
Interest rate swap contracts	$—	$45.7	$—	$45.7

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

The following table represents a reconciliation of the changes in fair value of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	February 28, 2013	February 29, 2012	February 28, 2011
(in millions)
AFS Debt Securities
Balance as of March 1	$28.5	$40.8	$—
Retained interest in Accolade (see Note 8)	—	—	39.6
Total net gains:
Included in earnings (interest expense, net)	5.0	5.5	0.4
Included in other comprehensive income (net unrealized gains on AFS debt securities)	0.7	3.9	0.8
Total net gains	5.7	9.4	1.2
Settlements	—	(21.7)	—
Balance as of the last day of February	$34.2	$28.5	$40.8

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

In the third quarter of fiscal 2012, the Company received cash proceeds of $21.7 million, consisting of proceeds for principal of $20.2 million and proceeds for interest of $1.5 million, in connection with the early redemption of certain of the AFS debt securities. Accordingly, the Company reclassified net gains of $2.1 million, net of income tax effect, from AOCI to selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income for the year ended February 29, 2012.

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

Long-lived assets held for sale:
For the year ended February 28, 2011, in connection with certain restructuring activities, long-lived assets held for sale with a carrying value of $10.1 million were written down to their estimated fair value of $4.1 million, less cost to sell (which was estimated to be minimal), resulting in a loss of $5.8 million. These losses are included in restructuring charges on the Company’s Consolidated Statements of Comprehensive Income. These assets consisted primarily of certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. As such, these assets were written down to a value based on the Company’s estimate of fair value less cost to sell. The fair value was determined based on a market value approach adjusted for the different characteristics between assets measured and the assets upon which the observable inputs were based.

Trademarks:
For the year ended February 29, 2012, in connection with the Company’s annual review of indefinite lived intangible assets for impairment, trademarks, with a carrying value of $134.4 million, were written down to their fair value of $96.0 million, resulting in an impairment of $38.1 million. For the year ended February 28, 2011, in connection with the Company’s annual review of indefinite lived intangible assets for impairment, trademarks, with a carrying value of $153.9 million, were written down to their fair value of $136.9 million, resulting in an impairment of $16.7 million. In addition, in connection with the Company’s third quarter of fiscal 2011 decision to discontinue certain wine brands within its Constellation Wines and Spirits segment’s wine portfolio, certain indefinite lived trademarks, with a carrying value of $6.9 million, were written down to their estimated fair value resulting in an impairment of $6.9 million. These impairments are included in impairment of intangible assets on the Company’s Consolidated Statements of Comprehensive Income. For each period, the Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models the Company uses to estimate the fair values of its trademarks involve several assumptions, including (i)  projected revenue growth rates; (ii)  estimated royalty rates; (iii)  calculated after-tax royalty savings expected from ownership of the subject trademarks; and (iv)  discount rates used to derive the present value factors used in determining the fair value of the trademarks.

6.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Constellation Wines and Spirits	Crown Imports	Consolidations and Eliminations	Consolidated
(in millions)
February 28, 2011
Goodwill	$2,619.8	$13.0	$(13.0)	$2,619.8
Accumulated impairment losses	—	—	—	—
	2,619.8	13.0	(13.0)	2,619.8
Purchase accounting allocations	9.3	—	—	9.3
Foreign currency translation adjustments	3.8	—	—	3.8
Balance, February 29, 2012
Goodwill	2,632.9	13.0	(13.0)	2,632.9
Accumulated impairment losses	—	—	—	—
	2,632.9	13.0	(13.0)	2,632.9
Purchase accounting allocations	110.0	—	—	110.0
Foreign currency translation adjustments	(20.6)	—	—	(20.6)
Balance, February 28, 2013
Goodwill	2,722.3	13.0	(13.0)	2,722.3
Accumulated impairment losses	—	—	—	—
	$2,722.3	$13.0	$(13.0)	$2,722.3

Ruffino –
For the year ended February 29, 2012, purchase accounting allocations of $9.3 million in the Constellation Wines and Spirits segment consist of purchase accounting allocations associated with the acquisition of Ruffino S.r.l. (“Ruffino”) (see Note 8).

Mark West –
For the year ended February 28, 2013, purchase accounting allocations of $110.0 million in the Constellation Wines and Spirits segment consist primarily of purchase accounting allocations associated with the acquisition of Mark West (as defined below). In July 2012, the Company acquired Mark West for $159.3 million. The transaction primarily includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (“Mark West”). The purchase price was financed with revolver borrowings under the May 2012 Credit Agreement (as defined in Note 10). In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed have been measured at their acquisition-date fair values. The acquisition of Mark West was not material for purposes of supplemental disclosure pursuant to the FASB guidance on business combinations. The results of operations of Mark West are reported in the Constellation Wines and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

7.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	February 28, 2013		February 29, 2012
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$82.9	$54.7	$82.8	$59.1
Other	7.9	2.2	7.0	3.7
Total	$90.8	56.9	$89.8	62.8

Nonamortizable intangible assets:
Trademarks		809.1		798.0
Other		5.4		5.6
Total		814.5		803.6
Total intangible assets, net		$871.4		$866.4

The Company did not incur costs to renew or extend the term of acquired intangible assets during the years ended February 28, 2013, and February 29, 2012. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $7.2 million, $5.4 million and $5.5 million for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2014	$6.1
2015	$5.1
2016	$5.1
2017	$4.8
2018	$4.6
Thereafter	$31.2

8.    OTHER ASSETS:

The major components of other assets are as follows:

	February 28, 2013	February 29, 2012
(in millions)
Investments in equity method investees	$243.6	$248.3
Deferred financing costs	54.4	44.9
Investment in Accolade	42.8	37.1
Other	17.3	22.3
	358.1	352.6
Less – Accumulated amortization	(13.9)	(32.1)
	$344.2	$320.5

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

The Company accounts for the investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Comprehensive Income. As of February 28, 2013, and February 29, 2012, the Company’s investment in Crown Imports was $169.3 million and $176.4 million, respectively. As of February 28, 2013, and February 29, 2012, the carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million and $26.4 million, respectively, due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party and timing of receipt of certain cash distributions from Crown Imports. The Company received $230.2 million, $222.0 million and $210.0 million of cash distributions from Crown Imports for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively, all of which represent distributions of earnings.

Prior to January 1, 2012, Constellation Beers provided certain administrative services to Crown Imports. On January 1, 2012, in accordance with the terms of the original joint venture agreement, such administrative services were discontinued. Additionally, on January 1, 2012, a new services agreement was established whereby Constellation Beers continues to provide information technology services to Crown Imports. Amounts related to the performance of these services for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, as appropriate, were not material. Amounts receivable from Crown Imports as of February 28, 2013, and February 29, 2012, were not material.

In June 2012, the Company signed an agreement to acquire the remaining 50% equity interest in Crown Imports for approximately $1.85 billion (the “Initial Purchase Agreement”). In February 2013, the Company signed an amended and restated agreement to acquire the remaining 50% equity interest in Crown Imports for the previously agreed approximately $1.85 billion (the “February 2013 Crown Purchase Agreement”). In addition, the Company signed an agreement to purchase (i)  all of the outstanding capital stock of Compañia Cervecera de Coahuila, S.A. de C.V., the company which owns the Piedras Negras brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)  all of the outstanding capital stock of Servicios Modelo de Coahuila, S.A. de C.V., (the “Services Company”), and (iii)  the perpetual brand rights for the Modelo Brands currently sold in the U.S. and certain extensions (collectively, the “February 2013 Purchased Shares and Licensed Rights”) for approximately $2.9 billion, in aggregate, subject to a post-closing adjustment. The February 2013 Crown Purchase Agreement and the

February 2013 Purchased Shares and Licensed Rights are collectively referred to as the “February 2013 Beer Business Acquisition.”

In April 2013, the Company entered into amendments to the agreements regarding the February 2013 Beer Business Acquisition (the “First Amendments”), pursuant to which, among other things, the Company is required to build out and expand the Brewery to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, the First Amendments provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the amended agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of interim supply arrangements beyond three years. The February 2013 Beer Business Acquisition together with the First Amendments is referred to as the “Beer Business Acquisition.”

In August 2012, the Company entered into financing arrangements to fund the Initial Purchase Agreement consisting of the Term A-2 Facility and the August 2012 Senior Notes (both as defined in Note 10). Because of the differences between the terms relating to the February 2013 Beer Business Acquisition and the Initial Purchase Agreement, the Company determined that the conditions for the release of the Escrowed Property (as defined in Note 10) to the Company pursuant to the Escrow Agreement (as defined in Note 10) could not be satisfied. Accordingly, the Company gave notice to the escrow agent on February 19, 2013, to release the Escrowed Property for purposes of effecting the Special Mandatory Redemption (as defined in Note 10). As a result, the August 2012 Senior Notes were redeemed on February 20, 2013, and the Escrow Agreement was terminated in accordance with its terms. The Company expects permanent financing for the Beer Business Acquisition to consist of a combination of available cash and debt financings, including an amended delayed draw U.S. term loan facility (in favor of the Company), one or more new credit facilities (in favor of a European subsidiary of the Company) under an amended and restated senior credit facility, an accounts receivable securitization facility (see Note 10), the issuance of certain notes or debt securities, and revolver borrowings under an amended and restated senior credit facility. The Company has a fully committed, amended and restated bridge financing in place through December 30, 2013, upon which it could draw to fund a portion of the Beer Business Acquisition if any of its expected financing is unavailable. The Company currently expects to complete the Beer Business Acquisition around the end of the Company’s first quarter of fiscal 2014, or shortly thereafter, subject to the satisfaction of certain closing conditions, including the receipt of any required regulatory approvals and the consummation of certain transactions between Anheuser-Busch InBev SA/NV and Modelo and certain of its affiliates. The Company cannot guarantee, however, that this transaction will be completed upon the agreed upon terms, or at all. The results of operations of the Beer Business Acquisition will be reported in the Crown Imports segment and will be included in the consolidated results of operations from the date of acquisition. The Beer Business Acquisition is expected to be significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows.

Ruffino:
Prior to the acquisition of Ruffino, the well-known Italian fine wine company, on October 5, 2011 (as further discussed below), the Company had a 49.9% interest in Ruffino. The Company did not have a controlling interest in Ruffino or exert any managerial control and the Company accounted for its investment in Ruffino under the equity method. Accordingly, the results of operations of Ruffino were included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Comprehensive Income through October 5, 2011. In addition, prior to October 5, 2011, the Company’s Constellation Wines and Spirits segment distributed Ruffino’s products primarily in the U.S. Amounts purchased from Ruffino under this arrangement for the years ended February 29, 2012, and February 28, 2011, were not material.

In connection with the Company’s December 2004 investment in Ruffino, the Company granted separate irrevocable and unconditional options to the two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. During the year ended February 28, 2010, the 9.9% shareholder of Ruffino exercised its option to put its entire equity interest in Ruffino to the Company. In May 2010, the Company settled this put option through a cash payment of €23.5 million ($29.6 million) to the 9.9% shareholder of Ruffino, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company for €55.9 million. Prior to this notification, the Company had initiated arbitration proceedings against the 50.1% shareholder alleging various matters which should have affected the validity of the put option. However, subsequent to the initiation of the arbitration proceedings, the Company began discussions with the 50.1% shareholder on a framework for settlement of all legal actions. The framework of the settlement would include the Company’s purchase of the 50.1% shareholder’s entire equity interest in Ruffino on revised terms to be agreed upon by both parties. As a result, the Company recognized a loss for the fourth quarter of fiscal 2011 of €43.4 million ($60.0 million) on the contingent obligation. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

On October 5, 2011, the Company acquired the 50.1% shareholder’s entire equity interest in Ruffino for €50.3 million ($68.6 million). In conjunction with this acquisition, all of the aforementioned legal actions were settled. As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). The purchase price was financed with revolver borrowings under the Company’s then existing senior credit facility. In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed have been measured at their acquisition-date fair values. The acquisition of Ruffino was not material for purposes of supplemental disclosure pursuant to the FASB guidance on business combinations. Prior to the acquisition of Ruffino, the Company recognized a net foreign currency loss of $2.1 million on the contingent obligation originally recorded in the fourth quarter of fiscal 2011. This net loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income. In connection with the acquisition of Ruffino, the Company recognized net gains of $8.4 million related primarily to the gain on the revaluation of the Company’s previously held 49.9% equity interest in Ruffino to the acquisition-date fair value (consisting largely of the reclassification of the related foreign currency translation adjustments previously recognized in other comprehensive income), and the revaluation of the Company’s contingent obligation originally recorded in the fourth quarter of fiscal 2011. These net gains are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income. The results of operations of the Ruffino business are reported in the Company’s Constellation Wines and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Other:
In connection with prior acquisitions, the Company acquired several investments which are being accounted for under the equity method. The primary investment consists of Opus One Winery LLC (“Opus One”), a 50% owned joint venture arrangement. As of February 28, 2013, and February 29, 2012, the Company’s investment in Opus One was $59.3 million and $56.4 million, respectively. The percentage of ownership of the remaining investments ranges from 20% to 50%.

The following table presents summarized financial information for the Company’s Crown Imports equity method investment and the other material equity method investments discussed above. The amounts shown represent 100% of these equity method investments’ financial position and results of operations for those investments accounted for under the equity method as of February 28, 2013. As the financial position and results of operations of Ruffino have been included in the Company’s consolidated financial position and results of operations from the date of acquisition, amounts shown for Ruffino represent 100% of the equity method investment’s results of operations prior to the date of acquisition.

	February 28, 2013			February 29, 2012
	Crown Imports	Other	Total	Crown Imports	Other	Total
(in millions)
Current assets	$404.1	$27.4	$431.5	$372.3	$20.9	$393.2
Noncurrent assets	$36.4	$50.8	$87.2	$37.3	$50.6	$87.9
Current liabilities	$123.2	$4.7	$127.9	$105.0	$4.2	$109.2
Noncurrent liabilities	$6.0	$22.6	$28.6	$4.6	$25.4	$30.0

	Crown Imports	Other	Total
(in millions)
For the Year Ended February 28, 2013
Net sales	$2,588.1	$52.6	$2,640.7
Gross profit	$755.4	$39.0	$794.4
Income from continuing operations	$446.2	$24.8	$471.0
Net income	$446.2	$24.8	$471.0

For the Year Ended February 29, 2012
Net sales	$2,469.5	$106.2	$2,575.7
Gross profit	$721.0	$61.5	$782.5
Income from continuing operations	$430.2	$28.1	$458.3
Net income	$430.2	$28.1	$458.3

For the Year Ended February 28, 2011
Net sales	$2,392.9	$987.5	$3,380.4
Gross profit	$690.5	$170.4	$860.9
Income from continuing operations	$452.3	$40.4	$492.7
Net income	$452.3	$40.4	$492.7

Investment in Accolade –
In January 2011, the Company sold 80.1% of its Australian and U.K. business (the “CWAE Divestiture”) at a transaction value of $267.7 million. As of February 28, 2013, the Company has received cash proceeds of $193.1 million, net of cash divested of $15.8 million, direct costs paid of $12.0 million and post-closing adjustments paid of $18.5 million. The Company has retained a less than 20% interest in its previously owned Australian and U.K. business, Accolade Wines (“Accolade”). The following table summarizes the net gain recognized and the net cash proceeds received in connection with this divestiture:

(in millions)
Net assets sold	$(734.1)
Cash received from buyer, net of cash divested and post-closing adjustments paid	205.1
Retained interest in Accolade	48.2
Foreign currency reclassification	678.8
Indemnification liabilities	(18.4)
Direct costs to sell, paid and accrued	(13.2)
Other	7.9
Net gain on sale	174.3
Loss on settlement of pension obligations (see Note 12)	(109.9)
Net gain	$64.4

Of the $64.4 million net gain, the Company recognized net gains of $7.1 million, $2.1 million and $55.2 million for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively. In addition, the Company recognized additional net (losses) gains related to this divestiture of ($0.2) million, ($1.6) million and $28.5 million for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively, primarily associated with net gains on derivative instruments of $20.8 million for the year ended February 28, 2011. Total net gains associated with this divestiture of $91.1 million ($6.9 million, $0.5 million and $83.7 million for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively) are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

The Company’s less than 20% interest in Accolade consists of equity securities and AFS debt securities. The investment in the equity securities is accounted for under the cost method. Accordingly, the Company recognizes earnings only upon the receipt of a dividend from Accolade. Dividends received in excess of net accumulated earnings since the date of investment are considered a return of investment and are recorded as a reduction of the cost of the investment. No dividends were received for the years ended February 28, 2013, February 29, 2012, and February 28, 2011. The AFS debt securities are measured at fair value on a recurring basis with unrealized holding gains and losses, including foreign currency gains and losses, reported in AOCI until realized (see Note 17). Interest income is recognized based on the interest rate implicit in the AFS debt securities’ fair value and is reported in interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. Interest income of $5.0 million, $5.5 million and $0.4 million was recognized in connection with the AFS debt securities for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively. As discussed previously, in the third quarter of fiscal 2012, the Company received cash proceeds of $21.7 million, consisting of proceeds for principal of $20.2 million and proceeds for interest of $1.5 million, in connection with the early redemption of certain of the AFS debt securities. Accordingly, the Company reclassified net gains of $2.1 million, net of income tax effect, from AOCI to selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income. The AFS debt securities contractually mature in January 2023 and can be settled, at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.

The Company is party to several agreements with Accolade, including distribution agreements whereas Constellation Wines and Spirits distributes Accolade’s products primarily in the U.S. and Canada, and Accolade distributes Constellation Wines and Spirits’ products primarily in Australia, the U.K., and Mainland Europe; certain bulk wine supply agreements; and certain bottling agreements. Amounts sold to Accolade or related to services performed for Accolade under these arrangements for the years ended February 28, 2013, and February 29, 2012, were $86.6 million and $93.6 million, respectively. Amounts purchased from Accolade or related to services performed by Accolade under these arrangements for the years ended February 28, 2013, and February 29, 2012, were $14.2 million and $25.1 million, respectively. Amounts recognized for the year ended February 28, 2011, were not material due to timing of the January 2011 CWAE Divestiture. As of February 28, 2013, and February 29, 2012, amounts receivable from or payable to Accolade under these arrangements were not material. Effective October 1, 2012, the Company no longer distributes Accolade’s products in the U.S.

Other items –
Amortization of deferred financing costs of $4.8 million, $6.5 million and $9.1 million for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively, is included in interest expense, net on the Company’s Consolidated Statements of Comprehensive Income.

9.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2013	February 29, 2012
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$80.5	$71.6
Advertising and promotions	80.3	59.7
Accrued interest	61.4	27.7
Deferred revenue	49.3	35.7
Other	150.9	141.5
	$422.4	$336.2

10.    BORROWINGS:

Borrowings consist of the following:

	February 28, 2013			February 29, 2012
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$298.0
Other	—	—	—	79.9
	$—	$—	$—	$377.9
Long-term Debt:
Senior Credit Facility – Term Loans	$7.5	$755.0	$762.5	$826.6
Senior Notes	—	2,496.0	2,496.0	1,894.8
Other Long-term Debt	20.1	26.8	46.9	30.2
	$27.6	$3,277.8	$3,305.4	$2,751.6

Senior credit facility –
On May 3, 2012 (the “Closing Date”), the Company, Bank of America, N.A., as administrative agent, and certain other lenders (all such parties other than the Company are collectively referred to as the “Lenders”) entered into a new Credit Agreement (the “May 2012 Credit Agreement”). On August 8, 2012, the May 2012 Credit Agreement was amended and restated (the “August 2012 Restatement”). The May 2012 Credit Agreement together with the August 2012 Restatement is referred to as the “2012 Credit Agreement.” The 2012 Credit Agreement provides for aggregate credit facilities of $2,225.0 million, consisting of a $550.0 million term loan facility maturing on May 3, 2017 (the “Term A Facility”), a $250.0 million term loan facility maturing on May 3, 2019 (the “Term A-1 Facility”), a $575.0 million delayed draw term loan facility maturing on August 8, 2017 (the “Term A-2 Facility”), and an $850.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates on May 3, 2017 (the “Revolving Credit Facility”). The obligation of the relevant Lenders to make loans pursuant to the Term A-2 Facility (the “Term A-2 Loans”) terminates no later than December 30, 2013, and is subject to limited conditions, including, but not limited to, the acquisition of Crown Imports pursuant to the Initial Purchase Agreement having closed (or closing concurrently with the making of the Term A-2 Loans, the “Term A-2 Closing Date”) without a material adverse change in its terms. However, in February 2013, the terms of the Initial Purchase Agreement were amended by, among other things, adding the acquisition of the February 2013 Purchased Shares and Licensed Rights. Consequently, the Term A-2 Facility became unavailable. The 2012 Credit Agreement also permits the Company from time to time after the Closing Date to elect to increase the Lenders’ revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans (the “Incremental Facilities Cap”), other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $500.0 million until the Term A-2 Closing Date (see additional discussion below). A portion of the proceeds of the May 2012 Credit Agreement were used to repay the outstanding obligations under the Company’s then existing senior credit facility. The Company uses its revolving credit facility under the 2012 Credit Agreement for general corporate purposes.

The rate of interest on borrowings under the 2012 Credit Agreement is a function of LIBOR plus a margin, the federal funds rate plus a margin, or the prime rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2012 Credit Agreement). As of February 28, 2013, the LIBOR margin for the Term A Facility and the Revolving Credit Facility was 1.5%; and the LIBOR margin for the Term A-1 Facility was 1.75%.

The changes to the May 2012 Credit Agreement effected by the August 2012 Restatement, among other things, (i)  arranged a portion of the debt to finance the Initial Purchase Agreement (the Term A-2 Facility), (ii)  facilitated the issuance of the August 2012 Senior Notes and the arrangements under the Escrow Agreement (as defined below), (iii)  modified certain defined terms and covenant requirements, and (iv)  adjusted the Incremental Facilities Cap from $750.0 million to $500.0 million until the Term A-2 Closing Date. Subsequent to the Term A-2 Closing Date, the Incremental Facilities Cap will be $750.0 million minus the amount by which the aggregate initial principal amount of the Term A-2 Loans exceeds $325.0 million, if any. If the Term A-2 Loans are never borrowed and the commitments for the Term A-2 Facility are terminated, the Incremental Facilities Cap will revert to $750.0 million.

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

As of February 28, 2013, under the 2012 Credit Agreement, the Company had outstanding borrowings under the Term A Facility of $515.6 million bearing an interest rate of 2.0%, Term A-1 Facility of $246.9 million bearing an interest rate of 2.2%, outstanding letters of credit of $14.5 million, and $835.5 million in revolving loans available to be drawn.

As of February 28, 2013, the required principal repayments of the Term A Facility and the Term A-1 Facility for each of the five succeeding fiscal years and thereafter are as follows:

	Term A Facility	Term A-1 Facility	Total
(in millions)
2014	$6.9	$0.6	$7.5
2015	41.2	2.5	43.7
2016	55.0	2.5	57.5
2017	55.0	2.5	57.5
2018	357.5	2.5	360.0
Thereafter	—	236.3	236.3
	$515.6	$246.9	$762.5

In June 2010, the Company entered into a five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated by the Company and the Company entered into an additional undesignated interest rate swap agreement for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreement. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. Accordingly, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For the years ended February 28, 2013, and February 29, 2012, the Company reclassified net losses of $8.0 million and $3.8 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. No amounts were reclassified from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income for the year ended February 28, 2011.

Senior notes –
On August 15, 2006, the Company issued $700.0 million aggregate principal amount of 7.25% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. As of February 28, 2013, and February 29, 2012, the Company had outstanding $697.0 million (net of $3.0 million unamortized discount) and $696.3 million (net of $3.7 million unamortized discount), respectively, aggregate principal amount of August 2006 Senior Notes.

On May 14, 2007, the Company issued $700.0 million aggregate principal amount of 7.25% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). Interest on the Original May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7.25% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 28, 2013, and February 29, 2012, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

On December 5, 2007, the Company issued $500.0 million aggregate principal amount of 8.375% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). Interest on the December 2007 Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008. As of February 28, 2013, and February 29, 2012, the Company had outstanding $499.0 million (net of $1.0 million unamortized discount) and $498.5 million (net of $1.5 million unamortized discount), respectively, aggregate principal amount of December 2007 Senior Notes.

On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s prior senior credit facility and common stock share repurchases under the 2013 Authorization (as defined in Note 14). Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. As of February 28, 2013, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

The senior notes described above are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The senior notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s U.S. subsidiaries guarantee the senior notes on a senior unsecured basis.

On August 14, 2012, the Company issued $650.0 million aggregate principal amount of 4.625% Senior Notes due March 2023 (the “August 2012 Senior Notes”). The Company intended to use the net proceeds from the offering ($640.6 million) to fund a portion of the Initial Purchase Agreement. In connection with the issuance of the August 2012 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the August 2012 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Initial Purchase Agreement. If the Initial Purchase Agreement was terminated or had not been consummated on or prior to December 30, 2013, all of the August 2012 Senior Notes would be redeemed (the “Special Mandatory Redemption”) at a price equal to 100% of the outstanding principal amount, together with accrued and unpaid interest to the date of the Special Mandatory Redemption. In accordance with the terms of the Escrow Agreement, if the Initial Purchase Agreement was terminated or had not been consummated on or prior to December 30, 2013, the Escrowed Property would be released for purposes of effecting the Special Mandatory Redemption. Because of the differences between the terms relating to the February 2013 Beer Business Acquisition and the Initial Purchase Agreement, the Company determined that the conditions for the release of the Escrowed Property to the Company pursuant to the Escrow Agreement could not be satisfied. Accordingly, the Company gave notice to the escrow agent on February 19, 2013, to release the Escrowed Property for purposes of effecting the Special Mandatory Redemption. As a result, the August 2012 Senior Notes were redeemed on February 20, 2013, and the Escrow Agreement was terminated in accordance with its terms.

Indentures –
The Company’s Indentures relating to its outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets; (ii)  a limitation on certain sale and leaseback transactions; and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person.

Subsidiary credit facilities –
The Company has additional credit arrangements totaling $371.5 million and $253.8 million as of February 28, 2013, and February 29, 2012, respectively. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2013, and February 29, 2012, amounts outstanding under these arrangements were $46.9 million and $110.1 million, respectively, the majority of which is classified as current as of the respective date.

Debt payments –
As of February 28, 2013, the required principal repayments under long-term debt obligations (excluding unamortized discount of $4.0 million) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2014	$27.6
2015	555.5
2016	65.2
2017	761.6
2018	1,061.6
Thereafter	837.9
$3,309.4

Accounts receivable securitization facility –
On December 4, 2012, the Company entered into a 364-day revolving trade accounts receivable securitization facility. Under the facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the SPV to secure borrowings under the facility. The Company will continue to service the trade accounts receivable and act as servicer for the facility. The trade accounts receivable balances related to this facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. Any borrowings under the facility will be recorded as secured borrowings and will bear interest at a rate based on a margin of 100 basis points plus the conduit lender’s cost of funds or, if such borrowings were not funded by commercial paper issuances by the conduit lender, one-month LIBOR. The facility provides borrowing capacity of $65.0 million up to $250.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. Through April 29, 2013, the SPV had not effected any borrowings under the facility.

11.    INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
(in millions)
Domestic	$369.7	$441.0	$946.0
Foreign	146.7	93.0	(395.0)
	$516.4	$534.0	$551.0

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
(in millions)
Current:
Federal	$47.8	$85.2	$(112.9)
State	11.2	(45.9)	21.7
Foreign	30.4	1.7	11.8
Total current	89.4	41.0	(79.4)

Deferred:
Federal	42.7	76.6	31.8
State	(4.9)	(20.5)	4.6
Foreign	1.4	(8.1)	34.5
Total deferred	39.2	48.0	70.9
Income tax provision (benefit)	$128.6	$89.0	$(8.5)
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

Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2013	February 29, 2012
(in millions)
Deferred tax assets:
Stock-based compensation	$51.1	$54.1
Net operating losses	23.5	23.0
Employee benefits	7.9	6.0
Insurance accruals	4.7	8.0
Unrealized foreign exchange	0.6	—
Inventory	—	14.0
Other accruals	52.5	43.7
Gross deferred tax assets	140.3	148.8
Valuation allowances	(14.6)	(14.4)
Deferred tax assets, net	125.7	134.4

Deferred tax liabilities:
Intangible assets	(408.6)	(388.5)
Property, plant and equipment	(207.0)	(214.7)
Provision for unremitted earnings	(44.9)	(45.3)
Investment in equity method investees	(41.3)	(39.7)
Inventory	(6.6)	—
Derivative instruments	(1.4)	(1.6)
Unrealized foreign exchange	—	(10.8)
Total deferred tax liabilities	(709.8)	(700.6)
Deferred tax liabilities, net	$(584.1)	$(566.2)

Amounts recognized in the Consolidated Balance Sheets consist of:

	February 28, 2013	February 29, 2012
(in millions)
Current deferred tax assets	$15.8	$40.1
Long-term deferred tax assets	0.2	6.5
Current deferred tax liabilities	(0.5)	(4.1)
Long-term deferred tax liabilities	(599.6)	(608.7)
	$(584.1)	$(566.2)

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

Operating loss carryforwards totaling $471.9 million at February 28, 2013, are being carried forward in a number of jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $459.5 million will expire in 2018 through 2032 and $12.4 million of operating losses in certain jurisdictions may be carried forward indefinitely.

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based on probable outcomes of such matters. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution. During the year ended February 28, 2013, various U.S. Federal, state, and international examinations were finalized. Tax benefits of $2.7 million were recorded related to the resolution of certain tax positions in connection with those examinations and the expiration of statutes of limitation.

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 28, 2013		February 29, 2012		February 28, 2011
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(in millions, except % of pretax income data)
Income tax provision at statutory rate	$180.7	35.0	$186.9	35.0	$192.9	35.0
State and local income taxes, net of federal income tax benefit	4.1	0.8	(43.2)	(8.1)	17.1	3.1
Net operating loss valuation allowance	3.7	0.7	3.6	0.7	46.8	8.5
Earnings of subsidiaries taxed at other than U.S. statutory rate	(59.6)	(11.5)	(66.7)	(12.5)	(46.8)	(8.5)
CWAE Divestiture	(2.5)	(0.5)	1.8	0.4	(19.7)	(3.6)
Deduction for investments and loans related to the CWAE Divestiture	—	—	—	—	(207.0)	(37.5)
Impairments and dispositions of nondeductible goodwill, equity method investments and other intangible assets	—	—	—	—	21.0	3.8
Miscellaneous items, net	2.2	0.4	6.6	1.2	(12.8)	(2.3)
Income tax provision (benefit) at effective rate	$128.6	24.9	$89.0	16.7	$(8.5)	(1.5)

For the year ended February 28, 2013, the state and local income taxes, net of federal income tax benefit, includes benefits resulting from adjustments to the current and deferred state effective tax rates. For the year ended February 29, 2012, the state and local income taxes, net of federal income tax benefit, includes benefits resulting from a change in the method of filing certain state income tax returns. These benefits consist of the recognition of prior period income tax refunds, decreases in uncertain tax positions and adjustments to the current and deferred state effective tax rates. The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

As of February 28, 2013, February 29, 2012, and February 28, 2011, the liability for income taxes associated with uncertain tax positions, excluding interest and penalties, was $100.6 million, $92.0 million and $154.4 million, respectively. A reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
(in millions)
Balance as of March 1	$92.0	$154.4	$124.0
Increases as a result of tax positions taken during a prior period	1.3	11.0	9.5
Decreases as a result of tax positions taken during a prior period	(9.5)	(37.0)	(1.8)
Increases as a result of tax positions taken during the current period	19.5	29.4	59.5
Decreases related to settlements with tax authorities	(0.3)	(59.5)	(36.0)
Decreases related to lapse of applicable statute of limitations	(2.4)	(6.3)	(0.8)
Balance as of last day of February	$100.6	$92.0	$154.4

As of February 28, 2013, and February 29, 2012, the Company has $90.3 million and $85.6 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded on the Company’s Consolidated Balance Sheets. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

As of February 28, 2013, and February 29, 2012, the Company has $100.6 million and $92.0 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.

In accordance with the Company’s accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefit liabilities as a component of the provision for income taxes on the Company’s Consolidated Statements of Comprehensive Income. For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, the Company recorded $0.4 million, ($3.7) million and ($4.1) million of net interest expense (income), net of income tax effect, and penalties, respectively. As of February 28, 2013, and February 29, 2012, $8.3 million, net of income tax effect, and $7.9 million, net of income tax effect, respectively, were included in the liability for uncertain tax positions for the possible payment of interest and penalties.

Various U.S. Federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2013, the Company estimates that unrecognized tax benefit liabilities could change by a range of $2 million to $20 million. The Company files U.S. Federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where the Company is subject to examination by tax authorities include Australia, Canada, New Zealand, the U.K. and the U.S. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or foreign income tax examinations for fiscal years prior to February 29, 2008.

12.    DEFINED CONTRIBUTION AND DEFINED BENEFIT PLANS:

Defined contribution plans –
The Company has several defined contribution plans which cover substantially all of its U.S., New Zealand and Canadian employees, excluding primarily those employees covered by collective bargaining agreements in the U.S. Prior to the CWAE Divestiture, the Company also had various defined contribution plans covering substantially all of its Australian and U.K. employees. Defined contribution costs reported in the Consolidated Statements of Comprehensive Income for all of the Company’s defined contribution plans were $10.0 million, $11.4 million and $23.0 million for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.

Defined benefit pension plans –
The Company also has various defined benefit pension plans which cover certain of its Canadian employees. Prior to the CWAE Divestiture, the Company also had defined benefit pension plans covering certain of its U.K. and Australian employees. The Company’s defined benefit pension plans were not material as of February 28, 2013, and February 29, 2012.

Net periodic benefit cost reported in the Consolidated Statements of Comprehensive Income for all of the Company’s defined benefit pension plans was $5.2 million, $4.3 million and $121.8 million for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively. For the year ended February 28, 2011, in connection with the January 2011 CWAE Divestiture, the Company recognized settlement losses of $109.9 million associated with the settlement of the related pension obligations.

As of February 28, 2013, and February 29, 2012, the actuarial present value of the Company’s defined benefit pension benefit obligation was $109.2 million and $96.5 million, respectively, with plan assets valued at $86.2 million and $79.4 million, respectively. The Company’s defined benefit pension plan assets consist primarily of equity securities from quoted prices in active markets (Level 1 fair value measurement).

13.    COMMITMENTS AND CONTINGENCIES:

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

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for each of the five succeeding fiscal years and thereafter:

(in millions)
2014	$45.0
2015	38.9
2016	32.8
2017	26.8
2018	25.5
Thereafter	174.4
$343.4

Rental expense was $60.4 million, $73.7 million and $92.6 million for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.

Purchase commitments and contingencies –
In connection with prior acquisitions, the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase grape production yielded from a specified number of acres for a period of time from one to fifteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. The Company purchased $370.8 million, $286.6 million and $383.0 million of grapes under contracts for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively. Based on current production yields and published grape prices, the aggregate minimum purchase obligations under these contracts are estimated to be $1,415.7 million over the remaining terms of the contracts which extend through December 2027.

In addition, in connection with prior acquisitions, the Company established a liability for the estimated loss on firm purchase commitments assumed at the time of acquisition. As of February 28, 2013, and February 29, 2012, the remaining balance on this liability is $4.0 million and $4.8 million, respectively.

The Company’s aggregate minimum purchase obligations under bulk wine purchase contracts are estimated to be $60.8 million over the remaining terms of the contracts which extend through December 2017. The Company’s aggregate minimum purchase obligations under certain raw material purchase contracts are estimated to be $253.7 million over the remaining terms of the contracts which extend through February 2015.

In addition, the Company has entered into certain processing contracts which commit the Company to utilize outside services to process and/or package a minimum volume quantity. The Company’s aggregate minimum contractual obligations under these processing contracts are estimated to be $115.3 million over the remaining terms of the contracts which extend through March 2019.

Indemnification liabilities –
In connection with the Company’s January 2011 CWAE Divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of Accolade, a certain facility in the U.K. and certain income tax matters. As a result, the Company recorded liabilities with a fair value of $26.1 million at January 31, 2011, resulting in a loss of $26.1 million. This loss is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income. The fair value was determined using a probability-weighted discounted cash flow analysis based on the credit profile of the issuer. During the year ended February 29, 2012, the Company was released from one of its guarantees and had adjustments to certain of the other guarantees, including the partial settlement of one of its guarantees for a cash payment of $3.1 million. During the year ended February 28, 2013, the Company had an adjustment to one of the guarantees, resulting in a gain of $7.1 million. This gain is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income. As of February 28, 2013, and February 29, 2012, the carrying amount of these indemnification liabilities was $15.1 million and $22.4 million, respectively. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of February 28, 2013, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $296.2 million under these indemnifications with $281.9 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

On January 1, 2012, in connection with the discontinuation of the Company’s administrative services agreement with Crown Imports, Crown Imports entered into a contract with a third party for the lease of certain office facilities. The Company is jointly and severally liable with Modelo to indemnify the third party for lease payments over the term of the contract which extends through June 2021. The fair value of the liability recorded at January 1, 2012, was not material. As of February 28, 2013, if the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of February 28, 2013, this indemnification could require the Company to make potential future payments of up to $35.1 million with none of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under this indemnification and the Company believes that the likelihood is remote that this indemnification could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity. As of February 28, 2013, and February 29, 2012, the carrying amount of this indemnification liability was not material.

Employment contracts –
The Company has employment contracts with its executive officers and certain other management personnel with either automatic one year renewals after an initial term or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These employment contracts may also provide for severance payments in the event of specified termination of employment. In addition, the Company has employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 28, 2013, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $36.1 million, of which $3.0 million was accrued.

Employees covered by collective bargaining agreements –
Approximately 10% of the Company’s full-time employees are covered by collective bargaining agreements at February 28, 2013. Agreements expiring within one year cover approximately 2% of the Company’s full-time employees.

Legal matters –
In the course of its business, the Company is subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14.    STOCKHOLDERS’ EQUITY:

Common stock –
The Company has two classes of common stock, each with a material number of shares outstanding: Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If the Company pays a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock. However, the Company’s senior credit facility limits the cash dividends that can be paid by the Company on its common stock to an amount determined in accordance with the terms of the 2012 Credit Agreement.

In addition, the Company has a class of common stock with an immaterial number of shares outstanding: Class 1 Common Stock. Shares of Class 1 Common Stock generally have no voting rights. Class 1 Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Common Stock acquired upon conversion. Because shares of Class 1 Common Stock are convertible into shares of Class A Common Stock, for each share of Class 1 Common Stock issued, the Company must reserve one share of Class A Common Stock for issuance upon the conversion of the share of Class 1 Common Stock. Holders of Class 1 Common Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If the Company pays a cash dividend on Class 1 Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of cash dividend per share paid on Class 1 Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying a dividend on Class 1 Common Stock. The cash dividends declared and paid on Class B Convertible Common Stock and Class 1 Common Stock must always be the same.

At February 28, 2013, the number of authorized shares of the Company’s Class A Common Stock, Class B Convertible Common Stock and Class 1 Common Stock were 322,000,000 shares, 30,000,000 shares and 25,000,000 shares, respectively. The aggregate number of authorized shares of the Company’s common and preferred stock was 378,000,000 shares.

At February 28, 2013, there were 161,265,216 shares of Class A Common Stock and 23,511,235 shares of Class B Convertible Common Stock outstanding, net of treasury stock. In addition, there were 37 shares of Class 1 Common Stock outstanding at February 28, 2013.

Stock repurchases –
In April 2010, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2011 Authorization”). During

the year ended February 28, 2011, the Company repurchased 17,223,404 shares of Class A Common Stock pursuant to the 2011 Authorization at an aggregate cost of $300.0 million, or an average cost of $17.42 per share, through a collared accelerated stock buyback (“ASB”) transaction that was announced in April 2010. The Company paid the purchase price under the ASB transaction in April 2010, at which time it received an initial installment of 11,016,451 shares of Class A Common Stock. In May 2010, the Company received an additional installment of 2,785,029 shares of Class A Common Stock in connection with the early termination of the hedge period on May 10, 2010. In November 2010, the Company received the final installment of 3,421,924 shares of Class A Common Stock following the end of the calculation period on November 24, 2010. The Company used proceeds from revolver borrowings under its then existing senior credit facility to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

In April 2011, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”). During the year ended February 29, 2012, the Company repurchased 21,234,266 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $413.7 million, or an average cost of $19.48 per share, through open market transactions. During the year ended February 28, 2013, the Company utilized the remaining $86.3 million outstanding under the 2012 Authorization to repurchase 3,970,481 shares of Class A Common Stock at an average cost of $21.74 per share, through open market transactions. In total, the Company has repurchased 25,204,747 shares of Class A Common Stock pursuant to the 2012 Authorization at an aggregate cost of $500.0 million, or an average cost of $19.84 per share. The Company used proceeds from revolver borrowings under its then existing senior credit facility and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

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

During the year ended February 28, 2013, the Company repurchased 14,023,985 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $296.7 million, or an average cost of $21.15 per share, through open market transactions. The Company used proceeds from the April 2012 Senior Notes, revolver borrowings under both the May 2012 Credit Agreement and its prior senior credit facility, and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

15.    STOCK-BASED EMPLOYEE COMPENSATION:

The Company has four stock-based employee compensation plans (as further discussed below). Total compensation cost and income tax benefits recognized for the Company’s stock-based awards are as follows:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
(in millions)
Total compensation cost for stock-based awards recognized in the Consolidated Statements of Comprehensive Income	$40.8	$47.6	$48.2
Total income tax benefit recognized in the Consolidated Statements of Comprehensive Income for stock-based compensation	$13.8	$16.3	$18.7
Total compensation cost for stock-based awards capitalized in inventory in the Consolidated Balance Sheets	$4.1	$3.7	$3.9

Long-term stock incentive plan –
Under the Company's Long-Term Stock Incentive Plan, nonqualified stock options, restricted stock, restricted stock units, performance share units, and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock and Class 1 Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 108,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. Nonqualified stock options generally vest and become exercisable over a four-year period from the date of grant. Nonqualified stock options expire at the times established by the Committee, but not later than ten years after the grant date.

Grants of restricted stock, restricted stock units, performance shares units, and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. Restricted stock and restricted stock unit awards are based on service and generally vest over one to four years from the date of grant. Performance share unit awards are based on service and the satisfaction of certain performance goals, and generally vest over one to three years from the date of grant. The performance goal contained in the performance share unit awards granted for the year ended February 28, 2013, is a market condition based on the Company’s Relative Stockholder Return (as defined in the Performance Share Unit Agreement) over a three year performance period. The actual number of shares to be awarded upon vesting of a performance share unit award will range between 0% and 200% of the target award, based upon the measure of performance as determined by the Committee. Performance share units awards granted during the years ended February 28, 2013, February 29, 2012, and February 28, 2011, reflect the award at target.

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

A summary of stock option activity under the Company’s Long-Term Stock Incentive Plan and the Incentive Stock Option Plan is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance, February 28, 2010	34,846,095	$18.05	19,277,958	$18.95
Granted	3,340,413	$16.69
Exercised	(5,100,677)	$12.22
Forfeited	(1,331,443)	$17.42
Expired	(1,910,783)	$22.54
Balance, February 28, 2011	29,843,605	$18.63	18,148,632	$20.31
Granted	2,745,309	$20.62
Exercised	(3,438,706)	$14.75
Forfeited	(550,203)	$16.91
Expired	(1,668,708)	$24.03
Balance, February 29, 2012	26,931,297	$19.03	18,198,577	$20.18
Granted	1,980,260	$24.65
Exercised	(8,234,324)	$19.18
Forfeited	(207,945)	$17.81
Expired	(205,210)	$24.11
Balance, February 28, 2013	20,264,078	$19.48	13,697,345	$19.66

A summary of restricted Class A Common Stock activity under the Company’s Long-Term Stock Incentive Plan is as follows:

	Restricted Stock Awards
	Number of Restricted Stock Awards Outstanding	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested
Nonvested balance, February 28, 2010	1,508,358	$13.63
Granted	739,388	$16.67
Vested	(399,566)	$13.79	$7,302,455
Forfeited	(37,864)	$14.23
Nonvested balance, February 28, 2011	1,810,316	$14.83
Granted	622,092	$20.63
Vested	(529,118)	$14.87	$11,826,372
Forfeited	(105,402)	$16.56
Nonvested balance, February 29, 2012	1,797,888	$16.72
Granted	18,190	$30.14
Vested	(626,914)	$16.26	$13,741,842
Forfeited	(61,140)	$17.44
Nonvested balance, February 28, 2013	1,128,024	$17.16

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested
Nonvested balance, February 28, 2010	382,846	$14.29
Granted	125,349	$16.35
Vested	(77,408)	$14.12	$1,414,244
Forfeited	(211,289)	$14.60
Nonvested balance, February 28, 2011	219,498	$15.23
Granted	80,970	$20.60
Vested	(60,928)	$15.43	$1,364,178
Forfeited	(36,458)	$16.93
Nonvested balance, February 29, 2012	203,082	$17.01
Granted	609,080	$25.08
Vested	(66,500)	$16.69	$1,443,700
Forfeited	(24,159)	$23.31
Nonvested balance, February 28, 2013	721,503	$23.65

	Performance Stock Units
	Number of Performance Stock Units Outstanding	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested
Nonvested balance, February 28, 2010	—	$—
Granted	407,750	$16.67
Vested	—	$—	$—
Forfeited	(3,340)	$16.67
Nonvested balance, February 28, 2011	404,410	$16.67
Granted	319,880	$20.60
Vested	(202,205)	$16.67	$4,527,370
Forfeited	(33,875)	$18.93
Nonvested balance, February 29, 2012	488,210	$19.09
Granted	256,420	$38.47
Vested	—	$—	$—
Forfeited	(15,620)	$21.15
Nonvested balance, February 28, 2013	729,010	$25.86

The following table summarizes information about stock options outstanding at February 28, 2013:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$11.70 – $16.63	4,468,596	5.0 years	$12.67
$16.67 – $20.05	5,213,916	6.1 years	$17.93
$20.60 – $23.02	5,333,200	5.8 years	$20.91
$23.48 – $26.24	4,299,847	6.0 years	$24.88
$27.24 – $44.65	948,519	2.5 years	$27.56
Options outstanding	20,264,078	5.6 years	$19.48	$113,472,724
Options exercisable	13,697,345	4.6 years	$19.66	$62,447,858

Other information pertaining to stock options is as follows:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Weighted average grant-date fair value of stock options granted	$8.39	$7.41	$6.19
Total fair value of stock options vested	$22,421,290	$31,140,184	$37,360,244
Total intrinsic value of stock options exercised	$95,033,640	$23,139,194	$33,134,478
Tax benefit realized from stock options exercised	$25,274,158	$10,835,473	$7,810,198

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Expected life	6.0 years	5.9 years	5.9 years
Expected volatility	32.7%	32.0%	32.2%
Risk-free interest rate	1.4%	2.7%	3.2%
Expected dividend yield	0.0%	0.0%	0.0%

For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, the Company used a projected expected life for each option award granted based on historical experience of employees’ exercise behavior for similar type awards. Expected volatility for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, is based primarily on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

For the year ended February 28, 2013, the fair value of performance stock units granted with a market condition is estimated on the date of grant using the Monte Carlo Simulation model with the following assumptions: grant date price of $24.50, performance period of 2.9 years, expected volatility of 28.6%, risk-free interest rate of 0.5% and expected dividend yield of 0.0%. Expected volatility for the year ended February 28, 2013, is based primarily on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the year ended February 28, 2013, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.

Employee stock purchase plans –
The Company has a stock purchase plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. During the years ended February 28, 2013, February 29, 2012, and February 28, 2011, employees purchased 210,895 shares, 272,560 shares and 304,916 shares, respectively, under this plan.

The weighted average fair value of purchase rights granted during the years ended February 28, 2013, February 29, 2012, and February 28, 2011, was $8.23, $4.90 and $4.05, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	41.7%	30.4%	25.8%
Risk-free interest rate	0.1%	0.2%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%

The Company has a stock purchase plan under which 2,000,000 shares of the Company’s Class A Common Stock may be issued to eligible employees and directors of the Company’s U.K. subsidiaries (the “U.K. Sharesave Scheme”). Under the terms of the plan, participants may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price may be no less than 80% of the closing price of the stock on the day the purchase price is fixed by the committee administering the plan. There were no shares purchased under this plan during the year ended February 28, 2013. There were 6,801 shares and 291 shares purchased under this plan during the years ended February 29, 2012, and February 28, 2011, respectively.

There were no purchase rights granted during the years ended February 28, 2013, February 29, 2012, and February 28, 2011. As of February 28, 2013, there were no purchase rights currently held by grant recipients. Under the current terms of the U.K. Sharesave Scheme, no additional grants of purchase rights are permitted.

As of February 28, 2013, there was $55.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s four stock-based employee compensation plans. This cost is expected to be recognized in the Company’s Consolidated Statements of Comprehensive Income over a weighted-average period of 2.1 years. With respect to the issuance of shares under any of the Company’s stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares.

16.    EARNINGS PER COMMON SHARE:

The computation of basic and diluted earnings per common share is as follows:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
(in millions, except per share data)
Income available to common stockholders	$387.8	$445.0	$559.5

Weighted average common shares outstanding – basic:
Class A Common Stock	158.658	180.724	187.224
Class B Convertible Common Stock	23.532	23.590	23.686

Weighted average common shares outstanding – diluted:
Class A Common Stock	158.658	180.724	187.224
Class B Convertible Common Stock	23.532	23.590	23.686
Stock-based awards, primarily stock options	8.117	4.341	2.855
Weighted average common shares outstanding – diluted	190.307	208.655	213.765

Earnings per common share – basic:
Class A Common Stock	$2.15	$2.20	$2.68
Class B Convertible Common Stock	$1.96	$2.00	$2.44
Earnings per common share – diluted:
Class A Common Stock	$2.04	$2.13	$2.62
Class B Convertible Common Stock	$1.87	$1.96	$2.40

For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, stock-based awards, primarily stock options, which could result in the issuance of 0.3 million shares, 8.9 million shares and 20.7 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Other comprehensive loss, net of income tax effect, includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2011
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net gains	$200.7	$(23.3)	$177.4
Reclassification adjustments	(678.8)	21.7	(657.1)
Net loss recognized in other comprehensive loss	(478.1)	(1.6)	(479.7)
Unrealized loss on cash flow hedges:
Net derivative gains	11.4	(2.3)	9.1
Reclassification adjustments	(49.4)	24.9	(24.5)
Net loss recognized in other comprehensive loss	(38.0)	22.6	(15.4)
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.8	—	0.8
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.8	—	0.8
Pension/postretirement adjustments:
Net actuarial gains	12.9	(3.6)	9.3
Reclassification adjustments	121.0	(34.4)	86.6
Net gain recognized in other comprehensive loss	133.9	(38.0)	95.9
Other comprehensive loss	$(381.4)	$(17.0)	$(398.4)

For the Year Ended February 29, 2012
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gains	$7.4	$0.9	$8.3
Reclassification adjustments	6.3	—	6.3
Net gain recognized in other comprehensive loss	13.7	0.9	14.6
Unrealized loss on cash flow hedges:
Net derivative losses	(33.7)	15.4	(18.3)
Reclassification adjustments	(6.9)	0.5	(6.4)
Net loss recognized in other comprehensive loss	(40.6)	15.9	(24.7)
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	3.9	(1.6)	2.3
Reclassification adjustments	(3.2)	1.1	(2.1)
Net gain recognized in other comprehensive loss	0.7	(0.5)	0.2
Pension/postretirement adjustments:
Net actuarial losses	(7.3)	1.8	(5.5)
Reclassification adjustments	0.4	(0.1)	0.3
Net loss recognized in other comprehensive loss	(6.9)	1.7	(5.2)
Other comprehensive loss	$(33.1)	$18.0	$(15.1)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2013
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(46.9)	$9.5	$(37.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(46.9)	9.5	(37.4)
Unrealized gain on cash flow hedges:
Net derivative losses	(4.9)	2.4	(2.5)
Reclassification adjustments	6.2	(3.4)	2.8
Net gain recognized in other comprehensive loss	1.3	(1.0)	0.3
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.7	(0.3)	0.4
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.7	(0.3)	0.4
Pension/postretirement adjustments:
Net actuarial losses	(7.4)	1.9	(5.5)
Reclassification adjustments	0.8	(0.2)	0.6
Net loss recognized in other comprehensive loss	(6.6)	1.7	(4.9)
Other comprehensive loss	$(51.5)	$9.9	$(41.6)

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized Gains on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 29, 2012	$207.8	$(20.5)	$1.0	$(14.6)	$173.7
Current period change	(37.4)	0.3	0.4	(4.9)	(41.6)
Balance, February 28, 2013	$170.4	$(20.2)	$1.4	$(19.5)	$132.1

18.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Sales to the Company’s five largest customers represented 57.8%, 61.0% and 41.7% of the Company’s sales for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively. Sales to the Company’s five largest customers are expected to continue to represent a significant portion of the Company’s revenues. In addition, sales to individual customers which amount to 10% or more of the Company's sales and associated amounts receivable from these customers as a percentage of the Company’s accounts receivable, net, are as follows:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Southern Wine and Spirits
Sales	30.0%	32.4%	19.5%
Accounts receivable, net	34.5%	39.4%	35.7%

Republic National Distributing Company
Sales	15.6%	17.5%	9.8%
Accounts receivable, net	18.7%	17.2%	20.1%

Sales for the above customers are all reported within the Constellation Wines and Spirits segment. The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers’ financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

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

The Company has several restructuring plans primarily within its Constellation Wines and Spirits segment and, prior to the CWAE Divestiture, the CWAE segment, as follows:

Fiscal 2012 Initiative –
In May 2011, the Company committed to a plan (announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the CWAE Divestiture (the “Fiscal 2012 Initiative”). The Fiscal 2012 Initiative includes an approximate two to three percent reduction in the Company’s then existing global workforce. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. The Company does not expect any additional costs associated with the Fiscal 2012 Initiative to be recognized in its Consolidated Statements of Comprehensive Income. The Company expects cash expenditures to be substantially complete by February 28, 2014.

Global Initiative –
In April 2009, the Company announced its plan to simplify its business, increase efficiencies and reduce its cost structure on a global basis (the “Global Initiative”). The Global Initiative includes an approximately five percent reduction in the Company’s then existing global workforce and the closing of certain office, production and warehouse facilities. In addition, the Global Initiative includes the termination of certain contracts, and a streamlining of the Company’s production footprint and sales and administrative organizations. Lastly, the Global Initiative includes other non-material restructuring activities primarily in connection with the consolidation of the Company’s remaining spirits business into its North American wine business following the March 2009 divestiture of its value spirits business. This initiative is part of the Company’s ongoing efforts to maximize asset utilization, reduce costs and improve long-term return on invested capital throughout the Company’s operations. Included in the Company’s restructuring charges on its Consolidated Statements of Comprehensive Income for the year ended February 28, 2011, is $1.1 million of noncash charges for other compensation costs (which are excluded from the restructuring liability rollforward table below). The Company does not expect any additional costs associated with the Global Initiative to be recognized in its Consolidated Statements of Comprehensive Income. In addition, cash expenditures have been substantially completed as of February 28, 2013.

Other Plans –
In addition, the Company has certain other previously announced restructuring plans for which exit activities were substantially complete as of March 1, 2012, and other immaterial restructuring activities (the “Other Plans”). These plans included efforts to restructure and integrate operations of acquired businesses, streamline certain international and domestic operations and product portfolios, maximize asset utilization, reduce costs, and improve long-term return on invested capital throughout its domestic and international operations (which included its previously owned Australian and U.K. business). Restructuring and related activities included footprint reductions/consolidations; the buy-out, termination and/or renegotiation of various contracts; the planned sale of wineries, facilities and other property, plant and equipment; employee termination costs and equipment relocation costs. Included in the Company’s restructuring charges on its Consolidated Statements of Comprehensive Income for the year ended February 28, 2011, is $4.2 million of net noncash charges related to the write-down of property, plant and equipment, net, held for sale in connection with the Other Plans (which charges are excluded from the restructuring liability rollforward table below). As noted above, the Company does not expect any additional costs associated with the Other Plans to be recognized in its Consolidated Statements of Comprehensive Income. In addition, cash expenditures have been substantially completed as of February 28, 2013.

The following table presents a rollforward of the restructuring liability for each of the Company’s restructuring plans noted above.

	Fiscal 2012 Initiative	Global Initiative	Other Plans	Total
(in millions)
Restructuring liability, February 28, 2010	$—	$8.9	$5.8	$14.7

Restructuring charges:
Employee termination benefit costs	—	10.0	1.0	11.0
Contract termination costs	—	5.0	0.2	5.2
Facility consolidation/relocation costs	—	1.5	0.1	1.6
Restructuring charges, February 28, 2011	—	16.5	1.3	17.8

Cash expenditures	—	(15.5)	(5.0)	(20.5)

CWAE Divestiture	—	(3.0)	(0.5)	(3.5)

Foreign currency translation adjustments	—	0.7	0.5	1.2
Restructuring liability, February 28, 2011	—	7.6	2.1	9.7

Restructuring charges:
Employee termination benefit costs	12.2	(0.1)	—	12.1
Contract termination costs	—	—	3.7	3.7
Facility consolidation/relocation costs	—	0.2	—	0.2
Restructuring charges, February 29, 2012	12.2	0.1	3.7	16.0

Cash expenditures	(4.2)	(5.1)	(2.7)	(12.0)

Foreign currency translation and other non-cash adjustments	—	1.2	(0.1)	1.1
Restructuring liability, February 29, 2012	8.0	3.8	3.0	14.8

Restructuring charges:
Employee termination benefit costs	0.1	—	0.3	0.4
Contract termination costs	0.2	0.1	(0.1)	0.2
Facility consolidation/relocation costs	—	0.1	—	0.1
Restructuring charges, February 28, 2013	0.3	0.2	0.2	0.7

Cash expenditures	(6.0)	(3.0)	(0.8)	(9.8)

Foreign currency translation and other non-cash adjustments	—	(0.1)	—	(0.1)
Restructuring liability, February 28, 2013	$2.3	$0.9	$2.4	$5.6

For the year ended February 28, 2013, employee termination benefit costs include the reversal of prior accruals of $1.0 million associated with the Fiscal 2012 Initiative.

The following table presents a summary of restructuring charges and other costs incurred, including a summary of amounts incurred by each of the Company’s reportable segments, in connection with the Company’s restructuring plans noted above.

	Fiscal 2012 Initiative	Global Initiative	Other Plans	Total
(in millions)
For the Year Ended February 28, 2013
Restructuring charges	$0.3	$0.2	$0.2	$0.7
Other costs:
Accelerated depreciation, inventory write-down and/or other costs (cost of product sold)	—	—	—	—
Asset write-down, other costs and/or acquisition-related integration costs (selling, general and administrative expenses)	8.5	—	—	8.5
Total other costs	8.5	—	—	8.5
Total costs	$8.8	$0.2	$0.2	$9.2

Total Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$1.5	$0.2	$0.2	$1.9
Other costs	4.6	—	—	4.6
Total Constellation Wines and Spirits	$6.1	$0.2	$0.2	$6.5

Corporate Operations and Other
Restructuring charges	$(1.2)	$—	$—	$(1.2)
Other costs	3.9	—	—	3.9
Total Corporate Operations and Other	$2.7	$—	$—	$2.7

For the Year Ended February 29, 2012
Restructuring charges	$12.2	$0.1	$3.7	$16.0
Other costs:
Accelerated depreciation, inventory write-down and/or other costs (cost of product sold)	—	0.3	—	0.3
Asset write-down, other costs and/or acquisition-related integration costs (selling, general and administrative expenses)	7.3	1.1	—	8.4
Total other costs	7.3	1.4	—	8.7
Total costs	$19.5	$1.5	$3.7	$24.7

Total Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$7.9	$0.1	$3.7	$11.7
Other costs	5.2	1.4	—	6.6
Total Constellation Wines and Spirits	$13.1	$1.5	$3.7	$18.3

Corporate Operations and Other
Restructuring charges	$4.3	$—	$—	$4.3
Other costs	2.1	—	—	2.1
Total Corporate Operations and Other	$6.4	$—	$—	$6.4

	Fiscal 2012 Initiative	Global Initiative	Other Plans	Total
(in millions)
For the Year Ended February 28, 2011
Restructuring charges	$—	$17.6	$5.5	$23.1
Other costs:
Accelerated depreciation, inventory write-down and/or other costs (cost of product sold)	—	2.0	0.2	2.2
Asset write-down, other costs and/or acquisition-related integration costs (selling, general and administrative expenses)	—	5.4	0.4	5.8
Total other costs	—	7.4	0.6	8.0
Total costs	$—	$25.0	$6.1	$31.1

Total Costs by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$—	$6.9	$0.1	$7.0
Other costs	—	6.9	0.7	7.6
Total Constellation Wines and Spirits	$—	$13.8	$0.8	$14.6

CWAE
Restructuring charges	$—	$9.4	$5.4	$14.8
Other costs	—	0.4	(0.1)	0.3
Total CWAE	$—	$9.8	$5.3	$15.1

Corporate Operations and Other
Restructuring charges	$—	$1.3	$—	$1.3
Other costs	—	0.1	—	0.1
Total Corporate Operations and Other	$—	$1.4	$—	$1.4

The following table presents a summary of restructuring charges and other costs incurred since inception for each plan. The Company does not expect to incur any additional costs associated with its restructuring plans.

	Fiscal 2012 Initiative	Global Initiative	Other Plans
(in millions)
Costs incurred to date
Restructuring charges:
Employee termination benefit costs	$12.3	$35.4	$27.9
Contract termination costs	0.2	8.8	30.3
Facility consolidation/relocation costs	—	2.9	2.9
Impairment charges on assets held for sale, net of gains on sales of assets held for sale	—	—	64.1
Total restructuring charges	12.5	47.1	125.2
Other costs:
Accelerated depreciation, inventory write-down and/or other costs (cost of product sold)	—	13.8	100.4
Asset write-down, other costs and/or acquisition-related integration costs (selling, general and administrative expenses)	15.8	41.4	115.8
Asset impairment (impairment of intangible assets)	—	—	29.2
Total other costs	15.8	55.2	245.4
Total costs incurred to date	$28.3	$102.3	$370.6

Total Costs Incurred to Date by Reportable Segment:
Constellation Wines and Spirits
Restructuring charges	$9.4	$23.3	$14.5
Other costs	9.8	44.0	74.5
Total Constellation Wines and Spirits	$19.2	$67.3	$89.0

CWAE
Restructuring charges	$—	$19.5	$110.5
Other costs	—	6.2	167.8
Total CWAE	$—	$25.7	$278.3

Corporate Operations and Other
Restructuring charges	$3.1	$4.3	$0.2
Other costs	6.0	5.0	3.1
Total Corporate Operations and Other	$9.1	$9.3	$3.3

20.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of February 28, 2013, and February 29, 2012, the condensed consolidating statements of comprehensive income for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, and the condensed consolidating statements of cash flows for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting guidance described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2013
Current assets:
Cash and cash investments	$185.8	$0.7	$145.0	$—	$331.5
Accounts receivable, net	0.7	10.1	461.1	—	471.9
Inventories	151.5	1,019.4	317.6	(7.6)	1,480.9
Prepaid expenses and other	25.8	54.5	447.5	(340.9)	186.9
Intercompany (payable) receivable	(2,659.3)	2,972.7	(313.4)	—	—
Total current assets	(2,295.5)	4,057.4	1,057.8	(348.5)	2,471.2
Property, plant and equipment, net	43.3	832.7	353.0	—	1,229.0
Investments in subsidiaries	7,281.5	114.9	—	(7,396.4)	—
Goodwill	—	2,097.9	624.4	—	2,722.3
Intangible assets, net	—	686.5	184.9	—	871.4
Intercompany notes receivable	1,611.2	—	32.6	(1,643.8)	—
Other assets, net	49.8	256.7	58.6	(20.9)	344.2
Total assets	$6,690.3	$8,046.1	$2,311.3	$(9,409.6)	$7,638.1

Current liabilities:
Notes payable to banks	$—	$—	$—	$—	$—
Current maturities of long-term debt	9.8	17.7	0.1	—	27.6
Accounts payable	39.2	106.4	63.4	—	209.0
Accrued excise taxes	11.4	3.7	3.8	—	18.9
Other accrued expenses and liabilities	501.8	187.5	76.0	(342.9)	422.4
Total current liabilities	562.2	315.3	143.3	(342.9)	677.9
Long-term debt, less current maturities	3,251.0	26.8	—	—	3,277.8
Deferred income taxes	—	543.0	77.5	(20.9)	599.6
Intercompany notes payable	—	1,634.9	8.9	(1,643.8)	—
Other liabilities	16.8	72.5	133.2	—	222.5
Stockholders’ equity	2,860.3	5,453.6	1,948.4	(7,402.0)	2,860.3
Total liabilities and stockholders’ equity	$6,690.3	$8,046.1	$2,311.3	$(9,409.6)	$7,638.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 29, 2012
Current assets:
Cash and cash investments	$0.5	$0.6	$84.7	$—	$85.8
Accounts receivable, net	293.2	71.6	72.8	—	437.6
Inventories	143.0	916.8	322.0	(7.3)	1,374.5
Prepaid expenses and other	22.5	116.5	398.6	(401.2)	136.4
Intercompany (payable) receivable	(2,474.3)	2,401.5	72.8	—	—
Total current assets	(2,015.1)	3,507.0	950.9	(408.5)	2,034.3
Property, plant and equipment, net	56.9	819.3	379.6	—	1,255.8
Investments in subsidiaries	6,704.7	166.6	—	(6,871.3)	—
Goodwill	—	1,987.4	645.5	—	2,632.9
Intangible assets, net	—	673.4	193.0	—	866.4
Intercompany notes receivable	1,528.7	—	32.4	(1,561.1)	—
Other assets, net	20.7	263.3	60.2	(23.7)	320.5
Total assets	$6,295.9	$7,417.0	$2,261.6	$(8,864.6)	$7,109.9

Current liabilities:
Notes payable to banks	$297.9	$—	$80.0	$—	$377.9
Current maturities of long-term debt	324.3	5.7	0.2	—	330.2
Accounts payable	23.8	75.7	31.0	—	130.5
Accrued excise taxes	14.4	6.3	4.1	—	24.8
Other accrued expenses and liabilities	518.2	138.5	82.5	(403.0)	336.2
Total current liabilities	1,178.6	226.2	197.8	(403.0)	1,199.6
Long-term debt, less current maturities	2,407.3	14.1	—	—	2,421.4
Deferred income taxes	2.7	534.5	95.1	(23.6)	608.7
Intercompany notes payable	—	1,551.8	9.3	(1,561.1)	—
Other liabilities	31.3	53.5	119.4	—	204.2
Stockholders’ equity	2,676.0	5,036.9	1,840.0	(6,876.9)	2,676.0
Total liabilities and stockholders’ equity	$6,295.9	$7,417.0	$2,261.6	$(8,864.6)	$7,109.9

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2013
Sales	$2,065.4	$1,758.6	$827.8	$(1,480.4)	$3,171.4
Less – excise taxes	(213.0)	(95.9)	(66.4)	—	(375.3)
Net sales	1,852.4	1,662.7	761.4	(1,480.4)	2,796.1
Cost of product sold	(1,537.2)	(1,156.6)	(460.8)	1,466.8	(1,687.8)
Gross profit	315.2	506.1	300.6	(13.6)	1,108.3
Selling, general and administrative expenses	(345.3)	(100.9)	(152.9)	14.4	(584.7)
Restructuring charges	1.2	(0.5)	(1.4)	—	(0.7)
Impairment of intangible assets	—	—	—	—	—
Operating (loss) income	(28.9)	404.7	146.3	0.8	522.9
Equity in earnings of equity method investees and subsidiaries	622.2	232.9	0.5	(622.5)	233.1
Interest income	0.6	—	6.2	—	6.8
Intercompany interest income	79.0	193.2	1.5	(273.7)	—
Interest expense	(230.1)	(1.4)	(2.4)	—	(233.9)
Intercompany interest expense	(193.2)	(80.2)	(0.3)	273.7	—
Loss on write-off of financing costs	(12.5)	—	—	—	(12.5)
Income before income taxes	237.1	749.2	151.8	(621.7)	516.4
Benefit from (provision for) income taxes	150.7	(274.7)	(4.5)	(0.1)	(128.6)
Net income	$387.8	$474.5	$147.3	$(621.8)	$387.8
Comprehensive income	$346.2	$439.5	$103.5	$(543.0)	$346.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 29, 2012
Sales	$1,319.1	$1,721.4	$712.0	$(773.4)	$2,979.1
Less – excise taxes	(169.2)	(93.5)	(62.1)	—	(324.8)
Net sales	1,149.9	1,627.9	649.9	(773.4)	2,654.3
Cost of product sold	(864.3)	(1,063.2)	(389.6)	724.9	(1,592.2)
Gross profit	285.6	564.7	260.3	(48.5)	1,062.1
Selling, general and administrative expenses	(233.0)	(180.1)	(157.0)	48.6	(521.5)
Restructuring charges	(4.3)	(7.7)	(4.0)	—	(16.0)
Impairment of intangible assets	—	—	(38.1)	—	(38.1)
Operating income	48.3	376.9	61.2	0.1	486.5
Equity in earnings of equity method investees and subsidiaries	590.5	240.3	4.3	(606.6)	228.5
Interest income	0.2	—	6.4	—	6.6
Intercompany interest income	78.2	125.5	1.4	(205.1)	—
Interest expense	(180.6)	(4.6)	(2.4)	—	(187.6)
Intercompany interest expense	(154.3)	(50.5)	(0.3)	205.1	—
Loss on write-off of financing costs	—	—	—	—	—
Income before income taxes	382.3	687.6	70.6	(606.5)	534.0
Benefit from (provision for) income taxes	62.7	(158.5)	6.5	0.3	(89.0)
Net income	$445.0	$529.1	$77.1	$(606.2)	$445.0
Comprehensive income	$429.9	$502.4	$85.5	$(587.9)	$429.9

Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2011
Sales	$726.0	$1,916.1	$1,904.7	$(450.1)	$4,096.7
Less – excise taxes	(136.9)	(96.6)	(531.2)	—	(764.7)
Net sales	589.1	1,819.5	1,373.5	(450.1)	3,332.0
Cost of product sold	(312.7)	(1,173.1)	(1,006.6)	350.5	(2,141.9)
Gross profit	276.4	646.4	366.9	(99.6)	1,190.1
Selling, general and administrative expenses	(306.9)	(262.0)	(175.3)	103.3	(640.9)
Restructuring charges	(1.3)	(7.1)	(14.7)	—	(23.1)
Impairment of intangible assets	—	(6.9)	(16.7)	—	(23.6)
Operating (loss) income	(31.8)	370.4	160.2	3.7	502.5
Equity in earnings of equity method investees and subsidiaries	735.9	246.3	8.3	(746.7)	243.8
Interest income	0.8	—	2.7	—	3.5
Intercompany interest income	76.9	97.7	4.5	(179.1)	—
Interest expense	(193.7)	(1.6)	(3.5)	—	(198.8)
Intercompany interest expense	(97.3)	(81.5)	(0.3)	179.1	—
Loss on write-off of financing costs	—	—	—	—	—
Income before income taxes	490.8	631.3	171.9	(743.0)	551.0
Benefit from (provision for) income taxes	68.7	(251.1)	194.1	(3.2)	8.5
Net income	$559.5	$380.2	$366.0	$(746.2)	$559.5
Comprehensive income	$161.1	$388.0	$(51.4)	$(336.6)	$161.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2013
Net cash provided by (used in) operating activities	$1,286.9	$(852.0)	$121.4	$—	$556.3

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(159.3)	—	—	(159.3)
Purchases of property, plant and equipment	(5.0)	(39.8)	(17.3)	—	(62.1)
Payments related to sale of business, net of cash divested	(0.6)	—	—	—	(0.6)
Investment in equity method investee	—	(0.1)	—	—	(0.1)
Proceeds from sales of assets	—	5.0	5.0	—	10.0
Proceeds from notes receivable	1.2	3.4	—	—	4.6
Proceeds from redemption of available-for-sale debt securities	—	—	—	—	—
Other investing activities	—	1.3	(0.6)	—	0.7
Net cash used in investing activities	(4.4)	(189.5)	(12.9)	—	(206.8)

Cash flows from financing activities:
Intercompany financings, net	(1,082.2)	1,050.1	32.1	—	—
Principal payments of long-term debt	(1,528.7)	(8.5)	—	—	(1,537.2)
Purchases of treasury stock	(383.0)	—	—	—	(383.0)
Net repayment of notes payable	(297.9)	—	(74.7)	—	(372.6)
Payment of financing costs of long-term debt	(35.8)	—	—	—	(35.8)
Payment of minimum tax withholdings on stock-based payment awards	—	—	(0.5)	—	(0.5)
Proceeds from issuance of long-term debt	2,050.0	—	—	—	2,050.0
Proceeds from exercises of employee stock options	158.3	—	—	—	158.3
Excess tax benefits from stock-based payment awards	17.7	—	—	—	17.7
Proceeds from employee stock purchases	4.4	—	—	—	4.4
Net cash (used in) provided by financing activities	(1,097.2)	1,041.6	(43.1)	—	(98.7)

Effect of exchange rate changes on cash and cash investments	—	—	(5.1)	—	(5.1)

Net increase in cash and cash investments	185.3	0.1	60.3	—	245.7
Cash and cash investments, beginning of year	0.5	0.6	84.7	—	85.8
Cash and cash investments, end of year	$185.8	$0.7	$145.0	$—	$331.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2012
Net cash provided by operating activities	$25.9	$557.9	$200.3	$—	$784.1

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	(51.5)	—	(51.5)
Purchases of property, plant and equipment	(20.5)	(33.4)	(14.5)	—	(68.4)
Payments related to sale of business, net of cash divested	(12.3)	—	(18.5)	—	(30.8)
Investment in equity method investee	—	(0.1)	—	—	(0.1)
Proceeds from sales of assets	—	3.3	0.3	—	3.6
Proceeds from notes receivable	1.0	—	—	—	1.0
Proceeds from redemption of AFS debt securities	—	—	20.2	—	20.2
Other investing activities	—	(6.0)	(3.1)	—	(9.1)
Net cash used in investing activities	(31.8)	(36.2)	(67.1)	—	(135.1)

Cash flows from financing activities:
Intercompany financings, net	543.6	(503.4)	(40.2)	—	—
Principal payments of long-term debt	(414.2)	(16.9)	(44.8)	—	(475.9)
Purchases of treasury stock	(413.7)	—	—	—	(413.7)
Net proceeds from notes payable	223.1	—	26.7	—	249.8
Payment of financing costs of long-term debt	—	—	—	—	—
Payment of minimum tax withholdings on stock-based payment awards	—	(1.7)	(0.5)	—	(2.2)
Proceeds from issuance of long-term debt	—	—	—	—	—
Proceeds from exercises of employee stock options	51.3	—	—	—	51.3
Excess tax benefits from stock-based payment awards	10.9	—	—	—	10.9
Proceeds from employee stock purchases	4.7	—	—	—	4.7
Net cash provided by (used in) financing activities	5.7	(522.0)	(58.8)	—	(575.1)

Effect of exchange rate changes on cash and cash investments	—	—	2.7	—	2.7

Net (decrease) increase in cash and cash investments	(0.2)	(0.3)	77.1	—	76.6
Cash and cash investments, beginning of year	0.7	0.9	7.6	—	9.2
Cash and cash investments, end of year	$0.5	$0.6	$84.7	$—	$85.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2011
Net cash (used in) provided by operating activities	$(108.8)	$483.5	$245.0	$—	$619.7

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	—	—	—
Purchases of property, plant and equipment	(39.4)	(31.5)	(18.2)	—	(89.1)
(Payments related to) proceeds from sale of business, net of cash divested	(2.3)	(3.5)	225.5	—	219.7
Investments in equity method investees	—	(0.1)	(29.6)	—	(29.7)
Proceeds from sales of assets	—	3.4	16.1	—	19.5
Proceeds from notes receivable	60.0	—	—	—	60.0
Proceeds from redemption of AFS debt securities	—	—	—	—	—
Other investing activities	—	7.0	0.7	—	7.7
Net cash provided by (used in) investing activities	18.3	(24.7)	194.5	—	188.1

Cash flows from financing activities:
Intercompany financings, net	858.5	(459.5)	(399.0)	—	—
Principal payments of long-term debt	(325.7)	(1.7)	(1.1)	—	(328.5)
Purchases of treasury stock	(300.0)	—	—	—	(300.0)
Net repayment of notes payable	(214.4)	—	(75.3)	—	(289.7)
Payment of financing costs of long-term debt	(0.2)	—	—	—	(0.2)
Payment of minimum tax withholdings on stock-based payment awards	—	—	(0.4)	—	(0.4)
Proceeds from issuance of long-term debt	—	—	—	—	—
Proceeds from exercises of employee stock options	61.0	—	—	—	61.0
Excess tax benefits from stock-based payment awards	7.4	—	—	—	7.4
Proceeds from employee stock purchases	4.3	—	—	—	4.3
Net cash provided by (used in) financing activities	90.9	(461.2)	(475.8)	—	(846.1)

Effect of exchange rate changes on cash and cash investments	—	—	4.0	—	4.0

Net increase (decrease) in cash and cash investments	0.4	(2.4)	(32.3)	—	(34.3)
Cash and cash investments, beginning of year	0.3	3.3	39.9	—	43.5
Cash and cash investments, end of year	$0.7	$0.9	$7.6	$—	$9.2

21.    BUSINESS SEGMENT INFORMATION:

Prior to January 31, 2011, the Company’s internal management financial reporting consisted of four business divisions:  Constellation Wines North America, Constellation Wines Australia and Europe, Constellation Wines New Zealand, and Crown Imports. Due to a number of factors, including the size of the Constellation Wines New Zealand segment’s operations, the similarity of its economic characteristics and long-term financial performance with that of the Constellation Wines North America business, and the fact that the vast majority of the wine produced by the Constellation Wines New Zealand operating segment is sold in the U.S. and Canada, the Company had aggregated the results of this operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, prior to January 31, 2011, the Company reported its operating results in four segments:  Constellation Wines and Spirits (wine and spirits) (formerly known as Constellation Wines North America through February 29, 2012), Constellation Wines Australia and Europe (wine) (“CWAE”), Corporate Operations and Other, and Crown Imports (imported beer). As a result of the January 2011 CWAE Divestiture, as of February 1, 2011, the Company no longer reports operating results for the CWAE segment.

From February 1, 2011, through May 31, 2011, the Company’s internal management financial reporting consisted of three business divisions:  Constellation Wines North America, Constellation Wines New Zealand and Crown Imports. As discussed above, the Company had aggregated the results of its Constellation Wines New Zealand operating segment with its Constellation Wines North America operating segment to form one reportable segment. Accordingly, from February 1, 2011, through May 31, 2011, the Company reported its operating results in three segments:  Constellation Wines and Spirits, Corporate Operations and Other, and Crown Imports.

In connection with the Company’s changes on June 1, 2011, within its internal management structure for its wine and spirits business, the Company changed its internal management financial reporting to consist of two business divisions:  Constellation Wines North America and Crown Imports. These organizational changes had no impact on the Company’s previously reported segment financial information as the Company continues to report its operating results in three segments:  Constellation Wines and Spirits, Corporate Operations and Other, and Crown Imports. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, restructuring charges and unusual items included in operating income consist of:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$7.8	$1.6	$2.4
Accelerated depreciation	—	0.3	2.2
Other	—	—	0.1
Cost of Product Sold	7.8	1.9	4.7

Selling, General and Administrative Expenses
Transaction and related costs associated with pending and completed acquisitions	27.7	—	—
Net gains on acquisition of Ruffino (excluding gain on obligation from put option of Ruffino shareholder) and related activities	—	(3.8)	—
(Gain) loss on obligation from put option of Ruffino shareholder	—	(2.5)	60.0
Net gains on CWAE Divestiture and related activities	(7.1)	(0.5)	(83.7)
Other costs	4.7	4.3	3.5
Selling, General and Administrative Expenses	25.3	(2.5)	(20.2)

Impairment of Intangible Assets	—	38.1	23.6

Restructuring Charges	0.7	16.0	23.1

Restructuring Charges and Unusual Items	$33.8	$53.5	$31.2

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting guidance described in Note 2.

Segment information is as follows:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
(in millions)
Constellation Wines and Spirits
Net sales	$2,796.1	$2,654.3	$2,557.3
Segment operating income	$650.2	$621.9	$631.0
Equity in earnings of equity method investees	$13.0	$13.4	$12.7
Long-lived assets	$1,100.5	$1,120.9	$1,101.7
Investment in equity method investees	$74.3	$71.9	$79.6
Total assets	$6,921.8	$6,729.7	$6,623.6
Capital expenditures	$53.6	$48.1	$52.1
Depreciation and amortization	$91.6	$86.7	$88.8

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
(in millions)
CWAE
Net sales	$—	$—	$774.7
Segment operating income	$—	$—	$9.3
Equity in earnings of equity method investees	$—	$—	$5.6
Long-lived assets	$—	$—	$—
Investment in equity method investees	$—	$—	$—
Total assets	$—	$—	$—
Capital expenditures	$—	$—	$5.3
Depreciation and amortization	$—	$—	$26.1

Corporate Operations and Other
Net sales	$—	$—	$—
Segment operating loss	$(93.5)	$(81.9)	$(106.6)
Long-lived assets	$128.5	$134.9	$117.9
Total assets	$547.0	$203.8	$360.7
Capital expenditures	$8.5	$20.3	$31.7
Depreciation and amortization	$23.8	$17.1	$9.8

Crown Imports
Net sales	$2,588.1	$2,469.5	$2,392.9
Segment operating income	$448.0	$431.0	$453.0
Long-lived assets	$8.8	$10.0	$4.8
Total assets	$440.5	$409.6	$419.0
Capital expenditures	$1.3	$7.5	$1.6
Depreciation and amortization	$2.5	$2.3	$1.8

Restructuring Charges and Unusual Items
Operating loss	$(33.8)	$(53.5)	$(31.2)
Equity in losses of equity method investees	$(1.0)	$—	$(0.6)

Consolidation and Eliminations
Net sales	$(2,588.1)	$(2,469.5)	$(2,392.9)
Operating income	$(448.0)	$(431.0)	$(453.0)
Equity in earnings of Crown Imports	$221.1	$215.1	$226.1
Long-lived assets	$(8.8)	$(10.0)	$(4.8)
Investment in equity method investees	$169.3	$176.4	$183.3
Total assets	$(271.2)	$(233.2)	$(235.7)
Capital expenditures	$(1.3)	$(7.5)	$(1.6)
Depreciation and amortization	$(2.5)	$(2.3)	$(1.8)

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
(in millions)
Consolidated
Net sales	$2,796.1	$2,654.3	$3,332.0
Operating income	$522.9	$486.5	$502.5
Equity in earnings of equity method investees	$233.1	$228.5	$243.8
Long-lived assets	$1,229.0	$1,255.8	$1,219.6
Investment in equity method investees	$243.6	$248.3	$262.9
Total assets	$7,638.1	$7,109.9	$7,167.6
Capital expenditures	$62.1	$68.4	$89.1
Depreciation and amortization	$115.4	$103.8	$124.7

The Company’s areas of operations are principally in the U.S. Current operations outside the U.S. are primarily in Canada, New Zealand and Italy and are included within the Constellation Wines and Spirits segment. Prior to the Company’s January 2011 CWAE Divestiture, operations outside the U.S. also included Australia and the U.K. and were reported within the CWAE segment. Revenues are attributed to countries based on the location of the selling company.

Geographic data is as follows:

	For the Years Ended
	February 28, 2013	February 29, 2012	February 28, 2011
(in millions)
Net sales
U.S.	$2,251.1	$2,126.5	$2,087.7
Non-U.S.	545.0	527.8	1,244.3
Total	$2,796.1	$2,654.3	$3,332.0

Significant non-U.S. revenue sources include:
Canada	$433.8	$428.8	$410.7
New Zealand	71.3	80.6	54.7
Italy	30.5	8.6	—
Australia	0.7	0.5	278.4
U.K.	—	—	478.0
Other	8.7	9.3	22.5
Total	$545.0	$527.8	$1,244.3

	February 28, 2013	February 29, 2012
(in millions)
Long-lived assets
U.S.	$894.5	$896.0
Non-U.S.	334.5	359.8
Total	$1,229.0	$1,255.8

Significant non-U.S. long-lived assets include:
Canada	$156.4	$168.3
New Zealand	144.0	152.3
Italy	31.9	36.6
Other	2.2	2.6
Total	$334.5	$359.8

22.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

Disclosures about offsetting assets and liabilities –
In December 2011, the FASB issued amended guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. In addition, this amended guidance requires retrospective application. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Intangibles – goodwill and other –
In July 2012, the FASB issued amended guidance for indefinite lived intangible asset impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite lived intangible asset is impaired. If an entity concludes it is not more likely than not that an indefinite lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then the entity would be required to determine the fair value of the indefinite lived intangible asset and compare the fair value with the carrying amount of the indefinite lived intangible asset. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Comprehensive income –
In February 2013, the FASB issued amended guidance for reporting of amounts reclassified out of AOCI. The amended guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income, or, for amounts not required to be reclassified in their entirety to net income under generally accepted accounting principles in the U.S., an entity is required to cross-reference to other disclosures required under generally accepted accounting principles in the U.S. that provide additional detail about those amounts. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2013. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Liabilities –
In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2014. In addition, this guidance requires retrospective application. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Foreign currency –
In March 2013, the FASB issued amended guidance to clarify the applicable guidance for the release of foreign currency cumulative translation adjustments under generally accepted accounting principles in the U.S. The amended guidance clarifies when cumulative translation adjustments should be released into net income in connection with (i) the loss of a controlling financial interest in a subsidiary or group of assets within a foreign entity or (ii) the partial sale of an equity method investment that is a foreign entity. The amended guidance also clarifies the types of events that result in the sale of an investment in a foreign entity. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2014. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

23.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
Fiscal 2013	May 31, 2012	August 31, 2012	November 30, 2012	February 28, 2013	Full Year
(in millions, except per share data)
Net sales	$634.8	$698.5	$766.9	$695.9	$2,796.1
Gross profit	$250.6	$285.1	$310.8	$261.8	$1,108.3
Net income (1)	$72.0	$124.6	$109.5	$81.7	$387.8
Earnings per common share (2):
Basic – Class A Common Stock	$0.39	$0.71	$0.61	$0.45	$2.15
Basic – Class B Convertible Common Stock	$0.36	$0.64	$0.55	$0.41	$1.96
Diluted – Class A Common Stock	$0.38	$0.67	$0.58	$0.43	$2.04
Diluted – Class B Convertible Common Stock	$0.35	$0.62	$0.53	$0.39	$1.87

	QUARTER ENDED
Fiscal 2012	May 31, 2011	August 31, 2011	November 30, 2011	February 29, 2012	Full Year
(in millions, except per share data)
Net sales	$635.3	$690.2	$700.7	$628.1	$2,654.3
Gross profit	$251.0	$283.0	$282.9	$245.2	$1,062.1
Net income (3)	$74.5	$162.7	$104.8	$103.0	$445.0
Earnings per common share (2):
Basic – Class A Common Stock	$0.36	$0.78	$0.53	$0.53	$2.20
Basic – Class B Convertible Common Stock	$0.32	$0.71	$0.48	$0.48	$2.00
Diluted – Class A Common Stock	$0.35	$0.76	$0.52	$0.51	$2.13
Diluted – Class B Convertible Common Stock	$0.32	$0.70	$0.47	$0.47	$1.96

(1)
For Fiscal 2013, the Company recorded certain unusual items consisting of transaction and related costs associated with pending and completed acquisitions, including the Beer Business Acquisition and Mark West; gain on the January 2011 CWAE Divestiture and related activities; other selling, general and administrative costs associated primarily with the Fiscal 2012 Initiative; restructuring charges associated primarily with the Fiscal 2012 Initiative; other equity method investment costs; and loss on the write-off of financing fees. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2013:

	QUARTER ENDED
Fiscal 2013	May 31, 2012	August 31, 2012	November 30, 2012	February 28, 2013	Full Year
(in millions, net of income tax effect)
Transaction and related costs associated with pending and completed acquisitions	$—	$5.7	$5.3	$7.1	$18.1
Gain on CWAE Divestiture and related activities	$—	$—	$—	$(7.1)	$(7.1)
Other selling, general and administrative costs	$1.4	$(0.5)	$1.3	$0.9	$3.1
Restructuring charges	$0.4	$0.2	$0.2	$(0.2)	$0.6
Other equity method investment costs	$—	$—	$0.1	$0.5	$0.6
Loss on write-off of financing costs	$1.7	$—	$—	$6.1	$7.8

(2)
The sum of the quarterly earnings per common share for Fiscal 2013 and Fiscal 2012 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(3)
For Fiscal 2012, the Company recorded certain unusual items consisting of accelerated depreciation associated with the Global Initiative; net losses (gains) on the acquisition of Ruffino (excluding gain on obligation from put option of Ruffino shareholder) and related activities; gain on obligation from put option of Ruffino shareholder; net (gains) losses on the January 2011 CWAE Divestiture and related activities; other selling, general and administrative costs associated primarily with the Fiscal 2012 Initiative; impairment of intangible assets associated with the Company’s Canadian business; and restructuring charges associated primarily with the Fiscal 2012 Initiative. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2012:

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

Internal Control over Financial Reporting

(a)	See page 59 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 58 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)
In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) no changes were identified in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended February 28, 2013 (the Company’s fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 24, 2013, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 24, 2013, under those sections of the proxy statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the proxy statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 24, 2013, under that section of the proxy statement to be titled “Beneficial Ownership,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to the Company’s compensation plans under which its equity securities may be issued, as of February 28, 2013. The equity compensation plans approved by security holders include the Company’s Long-Term Stock Incentive Plan, Incentive Stock Option Plan, 1989 Employee Stock Purchase Plan and U.K. Sharesave Scheme.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,625,931	(1)	$19.48	(2)	29,337,894	(3)(4)(5)
Equity compensation plans not approved by security holders	—		—		—
Total	22,625,931		$19.48		29,337,894

(1)
Includes 1,640,350 shares of unvested performance share units and 721,503 shares of unvested restricted stock units under the Company’s Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, or 200% of the target shares granted. The Company currently estimates that 200% of the target shares granted will be awarded based upon the current expectations regarding the achievement of specified performance targets.

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

(5)
Includes 2,022,824 shares of Class A Common Stock under the Company’s Employee Stock Purchase Plan remaining available for purchase, of which approximately 95,000 shares are subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 24, 2013, under those sections of the proxy statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company which is expected to be held on July 24, 2013, under that section of the proxy statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets – February 28, 2013, and February 29, 2012

Consolidated Statements of Comprehensive Income for the years ended February 28, 2013, February 29, 2012, and February 28, 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2013, February 29, 2012, and February 28, 2011

Consolidated Statements of Cash Flows for the years ended February 28, 2013, February 29, 2012, and February 28, 2011

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

The following financial statements of the Company’s 50 percent owned joint venture, Crown Imports LLC, are included pursuant to Rule 3-09 of Regulation S-X:

Financial Statements as of and for the three years ended December 31, 2012

3.Exhibits required to be filed by Item 601 of Regulations S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 132 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2013	CONSTELLATION BRANDS, INC.

	By:	/s/ Robert Sands
Robert Sands, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands	/s/ Robert Ryder
Robert Sands, Director, President and Chief Executive Officer (principal executive officer)	Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
Dated: April 29, 2013	Dated: April 29, 2013

/s/ Richard Sands	/s/ Jerry Fowden
Richard Sands, Director and Chairman of the Board	Jerry Fowden, Director
Dated: April 29, 2013	Dated: April 29, 2013

/s/ Barry A. Fromberg	/s/ Robert L. Hanson
Barry A. Fromberg, Director	Robert L. Hanson, Director
Dated: April 29, 2013	Dated: April 29, 2013

/s/ Jeananne K. Hauswald	/s/ James A. Locke III
Jeananne K. Hauswald, Director	James A. Locke III, Director
Dated: April 29, 2013	Dated: April 29, 2013

/s/ Judy A. Schmeling	/s/ Paul L. Smith
Judy A, Schmeling, Director	Paul L. Smith, Director
Dated: April 29, 2013	Dated: April 29, 2013

/s/ Keith E. Wandell	/s/ Mark Zupan
Keith E. Wandell, Director	Mark Zupan, Director
Dated: April 29, 2013	Dated: April 29, 2013

INDEX TO EXHIBITS
Exhibit No.
2.1
Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holdings Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 23, 2010, filed December 28, 2010 and incorporated herein by reference.)

2.2
Deed of Amendment and Restatement dated January 31, 2011 to the Share Subscription Agreement dated December 23, 2010 among Constellation Brands, Inc., Vincor U.K. Limited, CBI Australia Holdings Pty Limited, Perpetual Trustee Company Limited as trustee of the CHAMP Buyout III Trust, Perpetual Corporate Trust Limited as trustee of the CHAMP Buyout III (SWF) Trust, CHAMP Buyout III Pte Ltd, and Canopus Holdco Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 31, 2011, filed February 4, 2011 and incorporated herein by reference.)

2.3
Membership Interest Purchase Agreement, dated as of June 28, 2012, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated June 28, 2012, filed November 9, 2012 and incorporated herein by reference.) +

2.4
Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 23, 2013, filed February 25, 2013 and incorporated herein by reference.) +

2.5
First Amendment dated as of April 19, 2013, to the Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference.) ++

2.6
Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 23, 2013, filed February 25, 2013 and incorporated herein by reference.) +

2.7
First Amendment dated as of April 19, 2013, to the Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference.) ++

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference.)

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

4.11
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and Manufacturer’s and Trader’s Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference.)

4.12
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference.)

4.13
Supplemental Indenture No. 2, with respect to 4.625% Senior Notes due March 2023, dated as of August 14, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 14, 2012, filed August 17, 2012 and incorporated herein by reference.)

4.14
Credit Agreement dated as of May 3, 2012, among the Company, Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 3, 2012, filed May 9, 2012 and incorporated herein by reference.)

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

4.18
Second Amended and Restated Interim Loan Agreement dated as of February 13, 2013, among Constellation Brands, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 23, 2013, filed February 25, 2013 and incorporated herein by reference.)

10.1
Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference.) #

10.2
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference.) *

10.3
Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference.) *#

10.4
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference.) *#

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference.) *#

10.6
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007 and before April 1, 2008) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference.) *#

10.7
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference.) *#

10.8
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference.) *

10.9
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference.) *

10.10
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 3, 2012, filed April 5, 2012, and incorporated herein by reference.) *

10.11
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants before April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference.) *#

10.12
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference.) *

10.13
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference.) *

10.14
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2011, filed April 8, 2011, and incorporated herein by reference.) *

10.15
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 26, 2013) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 3, 2012, filed April 5, 2012, and incorporated herein by reference.) *

10.16
Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards before April 5, 2011) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference.) *

10.17
Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 5, 2011 and before April 3, 2012) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2011, filed April 8, 2011, and incorporated herein by reference.) *

10.18
Final Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 3, 2012 and before April 26, 2013) (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference.) *

10.19
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference.) *#

10.20
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 17, 2008) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference.) *#

10.21
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference.) *#

10.22
Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference.) *

10.23
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference.) *

10.24
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference.) *

10.25
Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants before July 22, 2010) (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference.) *#

10.26
Form of Restricted Stock Agreement for Directors with respect to a pro rata award of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference.) *

10.27
Form of Restricted Stock Award Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference.) *

10.28
Form of Restricted Stock Agreement for Directors with respect to grants of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 27, 2012) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference.) *

10.29	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference.) *#

10.30
Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference.) *#

10.31
Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference.) *#

10.32
Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference.) *#

10.33
Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and incorporated herein by reference.) *#

10.34
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference.) *

10.35
Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference.) *#

10.36
First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference.) *#

10.37
Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference.) *#

10.38
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference.) *#

10.39
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference.) *#

10.40
First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference.) *#

10.41
Guarantee Agreement, dated as of May 3, 2012, made by the subsidiaries of the Company from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders under the Credit Agreement, dated as of May 3, 2012, among Constellation, Bank of America, N.A., as Administrative Agent, and the Lenders and other parties party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 3, 2012, filed May 9, 2012 and incorporated herein by reference.)

10.42
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

10.43
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

10.44
Guarantor Consent and Reaffirmation dated as of February 13, 2013, made by the subsidiaries of the Company from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Bridge Lenders under the Second Amended and Restated Interim Loan Agreement dated as of February 13, 2013, among Constellation Brands, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 23, 2013, filed February 25, 2013 and incorporated herein by reference.)

10.45
Escrow Agreement, dated as of August 14, 2012, among Constellation Brands, Inc., Manufacturers and Traders Trust Company, in its capacity as Trustee, and Manufacturers and Traders Trust Company, as escrow agent and securities intermediary (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 14, 2012, filed August 17, 2012 and incorporated herein by reference.)

10.46
The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference.) *#

10.47
Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference.) *#

10.48
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference.) *#

10.49
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (other than Mr. Wright) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference.) *#

10.50
Executive Employment Agreement dated November 19, 2010, between Constellation Brands, Inc. and John Ashforth Wright (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference.) *

10.51
Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, dated as of January 2, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference.) +#

10.52
First Amendment to Amended and Restated Limited Liability Company Agreement of Crown Imports LLC, effective as of January 18, 2012, to the Amended and Restated Limited Liability Company Agreement of Crown Imports LLC dated as of January 2, 2007 (filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference.)

10.53
Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference.) +#

10.54
New Product Amendment to Exhibit B to the January 2, 2007 Crown Imports LLC Importer Agreement, effective on and after January 1, 2012, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference.) +

10.55
First Amendment to Importer Agreement, effective as of January 18, 2012, to the Importer Agreement, dated as of January 2, 2007, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference.)

10.56
Administrative Services Agreement, dated as of January 2, 2007, by and between Barton Incorporated and Crown Imports LLC (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference.) +#

10.57
Sub-license Agreement, dated as of January 2, 2007, by and between Marcas Modelo, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference.) +#

10.58
Agreement Regarding Products dated October 28, 2010, between Extrade II, S.A. de C.V., Crown Imports LLC and Marcas Modelo, S.A. de C.V. (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended November 30, 2010 and incorporated herein by reference.) +

10.59
New Product Amendment to Exhibit B to the January 2, 2007 Crown Imports LLC Importer Agreement, effective on and after November 1, 2012, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012 and incorporated herein by reference.) +

10.60
New Product Amendment to Exhibit B to the January 2, 2007 Crown Imports LLC Importer Agreement, effective on and after February 1, 2013, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed herewith.) ++

12.1	Statements re computation of ratios (filed herewith.)

21.1	Subsidiaries of Company (filed herewith.)

23.1	Consent of KPMG LLP (filed herewith.)

23.2	Consent of PricewaterhouseCoopers LLP as it relates to Crown Imports LLC (filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith.)

99.1
1989 Employee Stock Purchase Plan (Restated June 27, 2001) (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference.) #

99.2	Financial Statements of Crown Imports LLC as of and for the three years ended December 31, 2012 (filed herewith.)

99.3
Stipulation and Order dated April 19, 2013, among Constellation Brands, Inc. Anheuser-Busch InBev SA/NV, Grupo Modelo, S.A.B. de C.V., and the Antitrust Division of the United States Department of Justice (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference.)

99.4
Proposed Final Judgment filed with the United States District Court for the District of Columbia on April 19, 2013 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2013 and February 29, 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2013, February 29, 2012, and February 28, 2011 (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, and (v) Notes to Consolidated Financial Statements.

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