Form 10-Q
period 2013-05-31
CONSTELLATION BRANDS, INC.
filed 2013-07-10
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
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

(Former name, former address and former fiscal year, if changed since last report

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2013, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	164,988,395
Class B Common Stock, par value $.01 per share	23,471,935
Class 1 Common Stock, par value $.01 per share	37

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	May 31, 2013	February 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash investments	$609.3	$331.5
Accounts receivable, net	453.8	471.9
Inventories	1,443.8	1,480.9
Prepaid expenses and other	216.4	186.9
Total current assets	2,723.3	2,471.2
PROPERTY, PLANT AND EQUIPMENT, net	1,207.6	1,229.0
GOODWILL	2,714.5	2,722.3
INTANGIBLE ASSETS, net	866.2	871.4
RESTRICTED CASH	1,550.0	—
OTHER ASSETS, net	390.8	344.2
Total assets	$9,452.4	$7,638.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$221.0	$—
Current maturities of long-term debt	33.3	27.6
Accounts payable	150.0	209.0
Accrued excise taxes	17.5	18.9
Other accrued expenses and liabilities	375.4	422.4
Total current liabilities	797.2	677.9
LONG-TERM DEBT, less current maturities	4,817.7	3,277.8
DEFERRED INCOME TAXES	631.1	599.6
OTHER LIABILITIES	209.0	222.5
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 245,354,204 shares at May 31, 2013, and 242,064,514 shares at February 28, 2013	2.5	2.4
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,497,835 shares at May 31, 2013, and 28,517,035 shares at February 28, 2013	0.3	0.3
Additional paid-in capital	2,004.3	1,907.1
Retained earnings	2,548.0	2,495.1
Accumulated other comprehensive income	108.6	132.1
	4,663.7	4,537.0
Less: Treasury stock –
Class A Common Stock, 80,387,269 shares at May 31, 2013, and 80,799,298 shares at February 28, 2013, at cost	(1,664.1)	(1,674.5)
Class B Convertible Common Stock, 5,005,800 shares at May 31, 2013, and February 28, 2013, at cost	(2.2)	(2.2)
	(1,666.3)	(1,676.7)
Total stockholders’ equity	2,997.4	2,860.3
Total liabilities and stockholders’ equity	$9,452.4	$7,638.1
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, except per share data) (unaudited)

	For the Three Months Ended May 31,
	2013	2012
SALES	$766.2	$725.3
Less – excise taxes	(92.8)	(90.5)
Net sales	673.4	634.8
COST OF PRODUCT SOLD	(417.3)	(384.2)
Gross profit	256.1	250.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(186.5)	(144.0)
RESTRUCTURING CHARGES	0.9	(0.5)
Operating income	70.5	106.1
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	66.6	60.6
INTEREST EXPENSE, net	(54.8)	(50.7)
LOSS ON WRITE-OFF OF FINANCING COSTS	—	(2.8)
Income before income taxes	82.3	113.2
PROVISION FOR INCOME TAXES	(29.4)	(41.2)
NET INCOME	$52.9	$72.0

COMPREHENSIVE INCOME (LOSS)	$29.4	$(18.6)

SHARE DATA:
Earnings per common share:
Basic – Class A Common Stock	$0.29	$0.39
Basic – Class B Convertible Common Stock	$0.26	$0.36

Diluted – Class A Common Stock	$0.27	$0.38
Diluted – Class B Convertible Common Stock	$0.25	$0.35

Weighted average common shares outstanding:
Basic – Class A Common Stock	161.729	162.259
Basic – Class B Convertible Common Stock	23.499	23.554

Diluted – Class A Common Stock	194.884	190.261
Diluted – Class B Convertible Common Stock	23.499	23.554

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended May 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52.9	$72.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	27.5	26.3
Deferred tax provision	21.0	12.3
Stock-based compensation expense	12.8	11.6
Amortization of deferred financing costs	1.7	1.4
Amortization of intangible assets	1.5	1.8
Equity in earnings of equity method investees, net of distributed earnings	(35.7)	(28.0)
Gain on disposal of long-lived assets, net	(0.3)	(0.9)
Loss on write-off of financing costs	—	2.8
Change in operating assets and liabilities:
Accounts receivable, net	18.2	(27.5)
Inventories	30.7	31.2
Prepaid expenses and other current assets	(6.2)	(0.8)
Accounts payable	(55.1)	(11.8)
Accrued excise taxes	(1.3)	(1.2)
Other accrued expenses and liabilities	(78.7)	(19.9)
Other, net	14.3	27.1
Total adjustments	(49.6)	24.4
Net cash provided by operating activities	3.3	96.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22.0)	(19.6)
Proceeds from sales of assets	1.2	7.7
Proceeds from notes receivable	—	1.7
Other investing activities	0.8	(0.9)
Net cash used in investing activities	(20.0)	(11.1)

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended May 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,550.0	1,400.0
Net proceeds from (repayment of) notes payable	221.1	(274.4)
Proceeds from exercises of employee stock options	62.4	12.4
Excess tax benefits from stock-based payment awards	47.3	2.6
Payment of restricted cash upon issuance of long-term debt	(1,550.0)	—
Payment of minimum tax withholdings on stock-based payment awards	(17.2)	(0.5)
Payment of financing costs of long-term debt	(13.2)	(22.8)
Principal payments of long-term debt	(4.9)	(832.2)
Purchases of treasury stock	—	(383.0)
Net cash provided by (used in) financing activities	295.5	(97.9)

Effect of exchange rate changes on cash and cash investments	(1.0)	(4.1)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	277.8	(16.7)
CASH AND CASH INVESTMENTS, beginning of period	331.5	85.8
CASH AND CASH INVESTMENTS, end of period	$609.3	$69.1

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$0.1	$2.1

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013
(unaudited)

1.	BASIS OF PRESENTATION:

The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013. Results of operations for interim periods are not necessarily indicative of annual results. During the three months ended May 31, 2013, the Company recorded an immaterial adjustment in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss) of $7.0 million related to prior periods. This adjustment was to correct for previously unrecognized deferred compensation costs associated with certain employment agreements.

2.	RECENTLY ADOPTED ACCOUNTING GUIDANCE:

Disclosures about offsetting assets and liabilities –
Effective March 1, 2013, the Company adopted the Financial Accounting Standards Board (“FASB”) amended guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. In addition, this amended guidance requires retrospective application. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Intangibles – goodwill and other –
Effective March 1, 2013, the Company adopted the FASB amended guidance for indefinite lived intangible asset impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite lived intangible asset is impaired. If an entity concludes it is not more likely than not that an indefinite lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then the entity would be required to determine the fair value of the indefinite lived intangible asset and compare the fair value with the carrying amount of the indefinite lived intangible asset. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Comprehensive income –
Effective March 1, 2013, the Company adopted the amended guidance for reporting of amounts reclassified out of AOCI (as defined in Note 14). The amended guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income, or, for amounts not required to be reclassified in their entirety to net income under generally accepted accounting principles in the U.S., an entity is required to cross-reference to other disclosures required under generally accepted accounting principles in the U.S. that provide additional detail about those amounts. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

3.	INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	May 31, 2013	February 28, 2013
(in millions)
Raw materials and supplies	$50.6	$45.5
In-process inventories	1,099.0	1,168.1
Finished case goods	294.2	267.3
	$1,443.8	$1,480.9

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

Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to the repatriation of those loans or investments; and transportation fuel prices in the U.S. Foreign currency contracts, generally less than 12 months in duration, and diesel fuel swap contracts, generally less than 36 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives as approved by senior management. For these undesignated instruments, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company had undesignated foreign currency contracts outstanding with an absolute notional value of $240.6 million and $355.1 million as of May 31, 2013, and February 28, 2013, respectively; offsetting undesignated interest rate swap agreements outstanding with an absolute notional value of $1.0 billion as of May 31, 2013, and February 28, 2013 (see Note 10); and undesignated diesel fuel swap contracts outstanding with an absolute notional value of $44.4 million as of May 31, 2013. The Company had no undesignated diesel fuel swap contracts outstanding as of February 28, 2013.

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

Cash flow hedges:
The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and, historically, third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates and diesel fuel swaps to manage its exposure to changes in diesel fuel prices. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship on at least a quarterly basis, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument became no longer effective immediately on the Company’s Consolidated Statements of Comprehensive Income (Loss). In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately on the Company’s Consolidated Statements of Comprehensive Income (Loss) in selling, general and administrative expenses.

The Company records the fair value of its foreign currency contracts, interest rate swap contracts and diesel fuel swap contracts qualifying for cash flow hedge accounting treatment on its Consolidated Balance Sheets with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI). These deferred gains or losses are recognized on the Company’s Consolidated Statements of Comprehensive Income (Loss) in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of such derivative instrument is immediately recognized on the Company’s Consolidated Statements of Comprehensive Income (Loss) in selling, general and administrative expenses.

The Company had cash flow designated foreign currency contracts outstanding with an absolute notional value of $239.3 million and $220.3 million as of May 31, 2013, and February 28, 2013, respectively; a cash flow designated interest rate swap agreement outstanding with a notional value of $500.0 million as of May 31, 2013, and February 28, 2013 (see Note 10); and cash flow designated diesel fuel swap contracts outstanding with an absolute notional value of $17.4 million as of February 28, 2013. The Company had no cash flow designated diesel fuel swap contracts outstanding as of May 31, 2013. The Company expects $6.5 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

Fair values of derivative instruments:
The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 5):

Balance Sheet Location	May 31, 2013	February 28, 2013
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.0	$6.4
Other accrued expenses and liabilities	$0.4	$0.1
Other assets, net	$1.4	$2.4
Other liabilities	$0.6	$0.1

Interest rate swap contracts:
Other accrued expenses and liabilities	$3.4	$3.2
Other liabilities	$0.4	$3.1

Diesel fuel swap contracts:
Prepaid expenses and other	$—	$0.5
Other assets, net	$—	$0.1
Other liabilities	$—	$0.1

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.4	$0.9
Other accrued expenses and liabilities	$2.2	$5.1

Interest rate swap contracts:
Prepaid expenses and other	$4.0	$3.3
Other accrued expenses and liabilities	$16.3	$13.2
Other assets, net	$0.5	$3.3
Other liabilities	$22.4	$27.6

Diesel fuel swap contracts:
Prepaid expenses and other	$0.1	$—
Other accrued expenses and liabilities	$0.6	$—
Other liabilities	$0.3	$—

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Comprehensive Income (Loss), as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net (Loss) Gain Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Three Months Ended May 31, 2013
Foreign currency contracts	$(0.5)	Sales	$0.9
Foreign currency contracts	(1.2)	Cost of product sold	0.2
Interest rate swap contracts	1.2	Interest expense, net	(2.1)
Total	$(0.5)	Total	$(1.0)

For the Three Months Ended May 31, 2012
Foreign currency contracts	$0.4	Sales	$1.2
Foreign currency contracts	(3.9)	Cost of product sold	0.6
Interest rate swap contracts	(2.7)	Interest expense, net	(2.1)
Total	$(6.2)	Total	$(0.3)

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain (Loss) Recognized in Income (Ineffective portion)	Net Gain (Loss) Recognized in Income (Ineffective portion)
(in millions)
For the Three Months Ended May 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.1
Diesel fuel swap contracts	Selling, general and administrative expenses	0.1
		$0.2

For the Three Months Ended May 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$(0.1)

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Comprehensive Income (Loss) is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Loss Recognized in Income	Net Loss Recognized in Income
(in millions)
For the Three Months Ended May 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$(2.0)
Diesel fuel swap contracts	Selling, general and administrative expenses	(1.0)
		$(3.0)

For the Three Months Ended May 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$(4.3)
Interest rate swap contracts	Interest expense, net	(0.1)
		$(4.4)

Credit risk:
The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2013, the fair value of derivative instruments in a net liability position due to counterparties was $40.3 million. If the Company were required to settle the net liability position under these derivative instruments on May 31, 2013, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of May 31, 2013, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of May 31, 2013, the fair value of derivative instruments in a net receivable position due from counterparties was $5.1 million.

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	May 31, 2013		February 28, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$609.3	$609.3	$331.5	$331.5
Accounts receivable, net	$453.8	$453.8	$471.9	$471.9
Restricted cash	$1,550.0	$1,550.0	$—	$—
Available-for-sale debt securities	$34.3	$34.3	$34.2	$34.2
Foreign currency contracts	$6.8	$6.8	$9.7	$9.7
Interest rate swap contracts	$4.5	$4.5	$6.6	$6.6
Diesel fuel swap contracts	$0.1	$0.1	$0.6	$0.6

Liabilities:
Notes payable to banks	$221.0	$221.0	$—	$—
Accounts payable	$150.0	$150.0	$209.0	$209.0
Long-term debt, including current portion	$4,851.0	$5,160.8	$3,305.4	$3,603.6
Foreign currency contracts	$3.2	$3.2	$5.3	$5.3
Interest rate swap contracts	$42.5	$42.5	$47.1	$47.1
Diesel fuel swap contracts	$0.9	$0.9	$0.1	$0.1

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2013
Assets:
AFS debt securities	$—	$—	$34.3	$34.3
Foreign currency contracts	$—	$6.8	$—	$6.8
Interest rate swap contracts	$—	$4.5	$—	$4.5
Diesel fuel swap contracts	$—	$0.1	$—	$0.1
Liabilities:
Foreign currency contracts	$—	$3.2	$—	$3.2
Interest rate swap contracts	$—	$42.5	$—	$42.5
Diesel fuel swap contracts	$—	$0.9	$—	$0.9

February 28, 2013
Assets:
AFS debt securities	$—	$—	$34.2	$34.2
Foreign currency contracts	$—	$9.7	$—	$9.7
Interest rate swap contracts	$—	$6.6	$—	$6.6
Diesel fuel swap contracts	$—	$0.6	$—	$0.6
Liabilities:
Foreign currency contracts	$—	$5.3	$—	$5.3
Interest rate swap contracts	$—	$47.1	$—	$47.1
Diesel fuel swap contracts	$—	$0.1	$—	$0.1

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

The following table represents a reconciliation of the changes in fair value of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	May 31, 2013	May 31, 2012
(in millions)
AFS Debt Securities
Balance as of March 1	$34.2	$28.5
Total net gains:
Included in earnings (interest expense, net)	1.3	1.2
Included in other comprehensive income (net unrealized losses on AFS debt securities)	(1.2)	(2.3)
Total net gains (losses)	0.1	(1.1)
Balance as of the end of the period	$34.3	$27.4

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

6.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Constellation Wine and Spirits	Crown Imports	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 29, 2012
Goodwill	$2,632.9	$13.0	$(13.0)	$2,632.9
Accumulated impairment losses	—	—	—	—
	2,632.9	13.0	(13.0)	2,632.9
Purchase accounting allocations	110.0	—	—	110.0
Foreign currency translation adjustments	(20.6)	—	—	(20.6)
Balance, February 28, 2013
Goodwill	2,722.3	13.0	(13.0)	2,722.3
Accumulated impairment losses	—	—	—	—
	2,722.3	13.0	(13.0)	2,722.3
Foreign currency translation adjustments	(7.8)	—	—	(7.8)
Balance, May 31, 2013
Goodwill	2,714.5	13.0	(13.0)	2,714.5
Accumulated impairment losses	—	—	—	—
	$2,714.5	$13.0	$(13.0)	$2,714.5

Mark West –
For the year ended February 28, 2013, purchase accounting allocations of $110.0 million in the Constellation Wine and Spirits segment consist primarily of purchase accounting allocations associated with the acquisition of Mark West (as defined below). In July 2012, the Company acquired Mark West for $159.3 million. The transaction primarily includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (“Mark West”). The purchase price was financed with revolver borrowings under the May 2012 Credit Agreement (as defined in Note 10). In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed have been measured at their acquisition-date fair values. The acquisition of Mark West was not material for purposes of supplemental disclosure pursuant to the FASB guidance on business combinations. The results of operations of Mark West are reported in the Constellation Wine and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

7.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	May 31, 2013		February 28, 2013
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$82.7	$53.4	$82.9	$54.7
Other	7.9	1.9	7.9	2.2
Total	$90.6	55.3	$90.8	56.9

Nonamortizable intangible assets:
Trademarks		805.6		809.1
Other		5.3		5.4
Total		810.9		814.5
Total intangible assets, net		$866.2		$871.4

The Company did not incur costs to renew or extend the term of acquired intangible assets during the three months ended May 31, 2013, and May 31, 2012. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $1.5 million and $1.8 million for the three months ended May 31, 2013, and May 31, 2012, respectively. Estimated amortization expense for the remaining nine months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2014	$4.6
2015	$5.0
2016	$5.1
2017	$4.8
2018	$4.6
2019	$4.7
Thereafter	$26.5

8.    RESTRICTED CASH:

In connection with the issuance of the May 2013 Senior Notes (as defined in Note 10), on May 14, 2013, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the May 2013 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Beer Business Acquisition (as defined in Note 19). The restricted cash consists of highly liquid investments with an original maturity when purchased of 30 days or less. Income from these investments is paid into the escrow account and is subject to the terms of the Escrow Agreement. As of May 31, 2013, the Company had $1,550.0 million of restricted cash – noncurrent on its Consolidated Balance Sheets. The Company had no restricted cash as of February 28, 2013. In accordance with the terms of the Escrow Agreement, subsequent to May 31, 2013, in connection with the closing of the Beer Business Acquisition, the Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition.

9.    INVESTMENTS:

Investments in equity method investees –
Crown Imports:
Prior to June 7, 2013 (see Note 19), Constellation Beers Ltd. (“Constellation Beers”), an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A.B. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch Companies, Inc., each had, directly or indirectly, equal interests in a joint venture, Crown Imports LLC (“Crown Imports”). Crown Imports had the exclusive right to import, market and sell primarily Modelo’s Mexican beer portfolio (the “Modelo Brands”) in the U.S. and Guam.

In addition, prior to June 7, 2013, the Company accounted for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports are included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Comprehensive Income (Loss) for the three months ended May 31, 2013, and May 31, 2012. As of May 31, 2013, and February 28, 2013, the Company’s investment in Crown Imports was $205.7 million and $169.3 million, respectively. As of May 31, 2013, and February 28, 2013, the carrying amount of the investment is greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party. The Company received $30.3 million and $32.7 million of cash distributions from Crown Imports for the three months ended May 31, 2013, and May 31, 2012, respectively, all of which represent distributions of earnings.

The following table presents summarized financial information for the Company’s Crown Imports equity method investment. The amounts shown represent 100% of this equity method investment’s results of operations.

	For the Three Months Ended May 31,
	2013	2012
(in millions)
Net sales	$761.6	$724.1
Gross profit	$225.6	$211.2
Income from continuing operations	$133.5	$122.8
Net income	$133.5	$122.8

Investment in Accolade –
The Company has retained a less than 20% interest in Accolade Wines (“Accolade”), its previously owned Australian and U.K. business divested in January 2011 (the Constellation Wines Australia and Europe segment, “CWAE”), which consists of equity securities and AFS debt securities. The investment in the equity securities is accounted for under the cost method. Accordingly, the Company recognizes earnings only upon the receipt of a dividend from Accolade. Dividends received in excess of net accumulated earnings since the date of investment are considered a return of investment and are recorded as a reduction of the cost of the investment. No dividends were received for the three months ended May 31, 2013, and May 31, 2012. The AFS debt securities are measured at fair value on a recurring basis with unrealized holding gains and losses, including foreign currency gains and losses, reported in AOCI until realized (see Note 14). Interest income is recognized based on the interest rate implicit in the AFS debt securities’ fair value and is reported in interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income (Loss). Interest income of $1.3 million and $1.2 million was recognized in connection with the AFS debt securities for the three months ended May 31, 2013, and May 31, 2012, respectively. The AFS debt securities contractually mature in January 2023 and can be settled, at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.

The Company is party to several agreements with Accolade, including distribution agreements under which the Company’s Constellation Wine and Spirits segment distributes Accolade’s products primarily in Canada, and Accolade distributes Constellation Wine and Spirits’ products primarily in Australia, the U.K., and Mainland Europe; certain bulk wine supply agreements; and certain bottling agreements. Prior to October 1, 2012, the Company also distributed Accolade’s products in the U.S. The following table presents a summary of amounts recognized under these arrangements. As of May 31, 2013, and February 28, 2013, amounts receivable from or payable to Accolade under these arrangements were not material.

	For the Three Months Ended May 31,
	2013	2012
(in millions)
Amounts sold to or related to services performed for Accolade	$21.4	$24.5

Amounts purchased from or related to services performed by Accolade	$3.6	$4.0

10.    BORROWINGS:

Borrowings consist of the following:

	May 31, 2013			February 28, 2013
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$—
Other	221.0	—	221.0	—
	$221.0	$—	$221.0	$—

Long-term Debt:
Senior Credit Facility – Term Loans	$15.0	$747.5	$762.5	$762.5
Senior Notes	—	4,046.3	4,046.3	2,496.0
Other Long-term Debt	18.3	23.9	42.2	46.9
	$33.3	$4,817.7	$4,851.0	$3,305.4

Senior credit facility –
On May 3, 2012 (the “Closing Date”), the Company, Bank of America, N.A., as administrative agent, and certain other lenders (all such parties other than the Company are collectively referred to as the “Lenders”) entered into a new Credit Agreement (the “May 2012 Credit Agreement”). On August 8, 2012, the May 2012 Credit Agreement was amended and restated (the “August 2012 Restatement”). The May 2012 Credit Agreement together with the August 2012 Restatement is referred to as the “2012 Credit Agreement.” The 2012 Credit Agreement provides for aggregate credit facilities of $2,225.0 million, consisting of a $550.0 million term loan facility maturing on May 3, 2017 (the “Term A Facility”), a $250.0 million term loan facility maturing on May 3, 2019 (the “Term A-1 Facility”), a $575.0 million delayed draw term loan facility maturing on August 8, 2017 (the “Term A-2 Facility”), and an $850.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates on May 3, 2017 (the “Revolving Credit Facility”). The obligation of the relevant Lenders to make loans pursuant to the Term A-2 Facility (the “Term A-2 Loans”) terminates no later than December 30, 2013, and is subject to limited conditions, including, but not limited to, the acquisition of Crown Imports pursuant to the June 2012 agreement to acquire the remaining 50% equity interest in Crown Imports (the “Initial Purchase Agreement”) having closed (or closing concurrently with the making of the Term A-2 Loans, the “Term A-2 Closing Date”) without a material adverse change in its terms. In February 2013, as a result of amendment to the terms of the Initial Purchase Agreement, the Term A-2 Facility became unavailable. The 2012 Credit Agreement also permits the Company from time to time after the Closing Date to elect to increase the Lenders’ revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans (the “Incremental Facilities Cap”), other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $500.0 million until the Term A-2 Closing Date (see additional discussion below). A portion of the proceeds of the May 2012 Credit Agreement were used to repay the outstanding obligations under the Company’s then existing senior credit facility. The Company uses its revolving credit facility under the 2012 Credit Agreement for general corporate purposes.

The rate of interest on borrowings under the 2012 Credit Agreement is a function of LIBOR plus a margin, or the base rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2012 Credit Agreement). As of May 31, 2013, the LIBOR margin for the Term A Facility and the Revolving Credit Facility was 1.5%, and the LIBOR margin for the Term A-1 Facility was 1.75%.

The changes to the May 2012 Credit Agreement effected by the August 2012 Restatement, among other things, (i)  arranged a portion of the debt to finance the Initial Purchase Agreement (the Term A-2 Facility), (ii)  facilitated the issuance of certain senior notes in August 2012 and arrangements under an associated escrow agreement, (iii)  modified certain defined terms and covenant requirements, and (iv)  adjusted the Incremental Facilities Cap from $750.0 million to $500.0 million until the Term A-2 Closing Date. Subsequent to the Term A-2 Closing Date, the Incremental Facilities Cap will be $750.0 million minus the amount by which the aggregate initial principal amount of the Term A-2 Loans exceeds $325.0 million, if any. If the Term A-2 Loans are never borrowed and the commitments for the Term A-2 Facility are terminated, the Incremental Facilities Cap will revert to $750.0 million.

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

As of May 31, 2013, under the 2012 Credit Agreement, the Company had outstanding borrowings under the Term A Facility of $515.6 million bearing an interest rate of 1.7% and the Term A-1 Facility of $246.9 million bearing an interest rate of 1.9%, outstanding letters of credit of $14.5 million, and $835.5 million in revolving loans available to be drawn.

As of May 31, 2013, the required principal repayments under the Term A Facility and the Term A-1 Facility for the remaining nine months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter are as follows:

	Term A Facility	Term A-1 Facility	Total
(in millions)
2014	$6.9	$0.6	$7.5
2015	41.2	2.5	43.7
2016	55.0	2.5	57.5
2017	55.0	2.5	57.5
2018	357.5	2.5	360.0
2019	—	2.5	2.5
Thereafter	—	233.8	233.8
	$515.6	$246.9	$762.5

In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated by the Company and the Company entered into an additional undesignated interest rate swap agreement for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreement. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income (Loss). Accordingly, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For the three months ended May 31, 2013, and May 31, 2012, the Company reclassified net losses of $2.1 million and $2.1 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Senior notes –
On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s prior senior credit facility and common stock share repurchases under the 2013 Authorization (as defined in Note 12). Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. The April 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The April 2012 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s U.S. subsidiaries guarantee the April 2012 Senior Notes on a senior unsecured basis. As of May 31, 2013, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

On May 14, 2013, the Company issued $500.0 million aggregate principal amount of 3.75% Senior Notes due May 2021 (the “May 2013 Eight Year Senior Notes”) and $1,050.0 million aggregate principal amount of 4.25% Senior Notes due May 2023 (the “May 2013 Ten Year Senior Notes” and, together with the May 2013 Eight Year Senior Notes, the “May 2013 Senior Notes”). The Company intends to use the net proceeds from the offering ($1,536.8 million) to fund a portion of the purchase price for the June 2013 Beer Business Acquisition. Interest on the May 2013 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2013. The May 2013 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. In addition, if the Beer Business Acquisition is terminated or has not been consummated on or prior to December 30, 2013, all of the May

2013 Senior Notes will be redeemed (the “Special Mandatory Redemption”) at a price equal to 100% of the outstanding principal amount, together with accrued and unpaid interest to the date of the Special Mandatory Redemption. The May 2013 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness except that the Escrowed Property will be held in escrow and has been pledged to secure the May 2013 Senior Notes until it is used to fund a portion of the purchase price for the Beer Business Acquisition. Certain of the Company’s U.S. subsidiaries guarantee the May 2013 Senior Notes on a senior unsecured basis. As of May 31, 2013, the Company had outstanding $1,550.0 million aggregate principal amount of May 2013 Senior Notes.

As discussed previously, in connection with the issuance of the May 2013 Senior Notes, the Company entered into the Escrow Agreement pursuant to which the Escrowed Property was placed into an escrow account. In accordance with the terms of the Escrow Agreement, the Escrowed Property will be released to the Company upon the closing of the Beer Business Acquisition. If the Beer Business Acquisition is terminated or has not been consummated on or prior to December 30, 2013, the Escrowed Property will be released for purposes of effecting the Special Mandatory Redemption. In accordance with the terms of the Escrow Agreement, subsequent to May 31, 2013, in connection with the closing of the Beer Business Acquisition, the Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition.

Debt payments –
As of May 31, 2013, the required principal repayments under long-term debt obligations (excluding unamortized discount of $3.7 million) for the remaining nine months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2014	$25.7
2015	555.1
2016	64.3
2017	760.6
2018	1,061.6
2019	3.6
Thereafter	2,383.8
$4,854.7

Accounts receivable securitization facility –
On December 4, 2012, the Company entered into a 364-day revolving trade accounts receivable securitization facility. Under the facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the SPV to secure borrowings under the facility. The Company will continue to service the trade accounts receivable and act as servicer for the facility. The trade accounts receivable balances related to this facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. Any borrowings under the facility will be recorded as secured borrowings and will bear interest at a rate based on a margin of 100 basis points plus the conduit lender’s cost of funds or, if such borrowings were not funded by commercial paper issuances by the conduit lender, one-month LIBOR. The facility provides borrowing capacity of $65.0 million up to $250.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of May 31, 2013, the SPV had outstanding borrowings under the facility of $208.0 million bearing an interest rate of 1.2%.

11.    COMMITMENTS AND CONTINGENCIES:

Indemnification liabilities –
In connection with a prior divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of the divested business, a certain facility in the U.K. and certain income tax matters. As of May 31, 2013, and February 28, 2013, the carrying amount of these indemnification liabilities was $15.1 million. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of May 31, 2013, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $296.2 million under these indemnifications with $281.9 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

In addition, the Company is jointly and severally liable with Modelo to indemnify a third party for lease payments over the term of a lease contract between Crown Imports and the third party for the lease of certain office facilities which extends through June 2021. As of May 31, 2013, if the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party which could require the Company to make potential future payments of up to $34.2 million. None of this amount is subject to recovery by the Company from third parties under recourse provisions. As of May 31, 2013, and February 28, 2013, the carrying amount of this indemnification liability was not material. Subsequent to May 31, 2013, in connection with the Beer Business Acquisition, this indemnification liability was released to selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss) for the second quarter of fiscal 2014.

12.    STOCKHOLDERS’ EQUITY:

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

13.    EARNINGS PER COMMON SHARE:

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the three months ended May 31, 2013, and May 31, 2012, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the three months ended May 31, 2013, and May 31, 2012, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted earnings per common share is as follows:

	For the Three Months Ended May 31,
	2013	2012
(in millions, except per share data)
Income available to common stockholders	$52.9	$72.0

Weighted average common shares outstanding – basic:
Class A Common Stock	161.729	162.259
Class B Convertible Common Stock	23.499	23.554

Weighted average common shares outstanding – diluted:
Class A Common Stock	161.729	162.259
Class B Convertible Common Stock	23.499	23.554
Stock-based awards, primarily stock options	9.656	4.448
Weighted average common shares outstanding – diluted	194.884	190.261

Earnings per common share – basic:
Class A Common Stock	$0.29	$0.39
Class B Convertible Common Stock	$0.26	$0.36
Earnings per common share – diluted:
Class A Common Stock	$0.27	$0.38
Class B Convertible Common Stock	$0.25	$0.35

For the three months ended May 31, 2013, and May 31, 2012, stock-based awards, primarily stock options, which could result in the issuance of 1.0 million and 9.8 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

14.    COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized losses on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income to comprehensive income (loss) is as follows:

	Before Tax Amount	Tax (Expense)Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2013
Net income			$52.9
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(22.3)	$(0.5)	(22.8)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(22.3)	(0.5)	(22.8)
Unrealized gain on cash flow hedges:
Net derivative losses	—	(0.5)	(0.5)
Reclassification adjustments	1.5	(0.7)	0.8
Net gain recognized in other comprehensive loss	1.5	(1.2)	0.3
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(1.2)	(0.1)	(1.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(1.2)	(0.1)	(1.3)
Pension/postretirement adjustments:
Net actuarial gains	0.2	(0.1)	0.1
Reclassification adjustments	0.3	(0.1)	0.2
Net gain recognized in other comprehensive loss	0.5	(0.2)	0.3
Other comprehensive loss	$(21.5)	$(2.0)	(23.5)
Total comprehensive income			$29.4

For the Three Months Ended May 31, 2012
Net income			$72.0
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(83.1)	$(0.2)	(83.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(83.1)	(0.2)	(83.3)
Unrealized loss on cash flow hedges:
Net derivative losses	(8.6)	2.4	(6.2)
Reclassification adjustments	1.1	(0.7)	0.4
Net loss recognized in other comprehensive loss	(7.5)	1.7	(5.8)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(2.3)	—	(2.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(2.3)	—	(2.3)
Pension/postretirement adjustments:
Net actuarial gains	0.8	(0.2)	0.6
Reclassification adjustments	0.2	—	0.2
Net gain recognized in other comprehensive loss	1.0	(0.2)	0.8
Other comprehensive loss	$(91.9)	$1.3	(90.6)
Total comprehensive loss			$(18.6)

Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2013	$170.4	$(20.2)	$1.4	$(19.5)	$132.1
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification adjustments	(22.8)	(0.5)	(1.3)	0.1	(24.5)
Amounts reclassified from accumulated other comprehensive income	—	0.8	—	0.2	1.0
Other comprehensive (loss) income	(22.8)	0.3	(1.3)	0.3	(23.5)
Balance, May 31, 2013	$147.6	$(19.9)	$0.1	$(19.2)	$108.6

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

The Company has several remaining restructuring plans for which exit activities were substantially complete prior to March 1, 2013. These plans included efforts to restructure and integrate operations of acquired businesses, streamline certain international and domestic operations and product portfolios, maximize asset utilization, reduce costs, and improve long-term return on invested capital throughout its domestic and international operations (which included its previously owned Australian and U.K. business). Restructuring and related activities included footprint reductions/consolidations; the buy-out, termination and/or renegotiation of various contracts; the planned sale of wineries, facilities and other property, plant and equipment; employee termination costs and equipment relocation costs. The Company does not expect any significant additional costs associated with these plans to be recognized in its Consolidated Statements of Comprehensive Income (Loss). The Company expects cash expenditures to be substantially complete by February 28, 2014.

The following table presents a rollforward of the restructuring liability for the Company’s remaining restructuring plans.

(in millions)
Restructuring liability, February 28, 2013	$5.6

Restructuring charges:
Employee termination benefit costs	—
Contract termination costs	(0.9)
Facility consolidation/relocation costs	—
Restructuring charges, May 31, 2013	(0.9)

Cash expenditures	(1.7)

Foreign currency translation and other noncash adjustments	—
Restructuring liability, May 31, 2013	$3.0

The following table presents a summary of restructuring charges and other costs incurred, including a summary of amounts incurred by each of the Company’s reportable segments, in connection with the Company’s remaining restructuring plans.

	For the Three Months Ended May 31,
	2013	2012
(in millions)
Restructuring charges	$(0.9)	$0.5
Other costs:
Accelerated depreciation (cost of product sold)	—	—
Other costs (selling, general and administrative expenses)	(2.0)	2.7
Total other costs	(2.0)	2.7
Total costs	$(2.9)	$3.2

Total Costs by Reportable Segment:
Constellation Wine and Spirits
Restructuring charges	$(0.7)	$0.7
Other costs	—	1.6
Total Constellation Wine and Spirits	$(0.7)	$2.3

Corporate Operations and Other
Restructuring charges	$(0.2)	$(0.2)
Other costs	(2.0)	1.1
Total Corporate Operations and Other	$(2.2)	$0.9

The following table presents a summary of restructuring charges and other costs incurred since inception for the Company’s remaining restructuring plans. The Company does not expect to incur any additional costs associated with these restructuring plans.

(in millions)
Costs Incurred to Date
Restructuring charges:
Employee termination benefit costs	$56.6
Contract termination costs	13.2
Facility consolidation/relocation costs	4.0
Total restructuring charges	73.8
Other costs:
Accelerated depreciation, inventory write-down and/or other costs (cost of product sold)	31.8
Asset write-down, other costs and/or acquisition-related integration costs (selling, general and administrative expenses)	71.8
Asset impairment (impairment of intangible assets)	7.4
Total other costs	111.0
Total costs incurred to date	$184.8

Total Costs Incurred to Date by Reportable Segment:
Constellation Wine and Spirits
Restructuring charges	$43.0
Other costs	88.5
Total Constellation Wine and Spirits	$131.5

CWAE
Restructuring charges	$23.6
Other costs	13.3
Total CWAE	$36.9

Corporate Operations and Other
Restructuring charges	$7.2
Other costs	9.2
Total Corporate Operations and Other	$16.4

16.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of May 31, 2013, and February 28, 2013, the condensed consolidating statements of comprehensive income (loss) for the three months ended May 31, 2013, and May 31, 2012, and the condensed consolidating statements of cash flows for the three months ended May 31, 2013, and May 31, 2012, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2013
Current assets:
Cash and cash investments	$474.1	$2.6	$132.6	$—	$609.3
Accounts receivable, net	1.5	9.6	442.7	—	453.8
Inventories	155.7	946.4	349.5	(7.8)	1,443.8
Prepaid expenses and other	34.7	56.1	447.9	(322.3)	216.4
Intercompany (payable) receivable	(2,987.5)	3,075.4	(87.9)	—	—
Total current assets	(2,321.5)	4,090.1	1,284.8	(330.1)	2,723.3
Property, plant and equipment, net	41.8	824.0	341.8	—	1,207.6
Investments in subsidiaries	7,366.9	3.9	—	(7,370.8)	—
Goodwill	—	2,098.0	616.5	—	2,714.5
Intangible assets, net	—	684.5	181.7	—	866.2
Restricted cash	1,550.0	—	—	—	1,550.0
Intercompany notes receivable	1,631.7	6.1	32.8	(1,670.6)	—
Other assets, net	62.8	284.8	56.8	(13.6)	390.8
Total assets	$8,331.7	$7,991.4	$2,514.4	$(9,385.1)	$9,452.4

Current liabilities:
Notes payable to banks	$—	$—	$221.0	$—	$221.0
Current maturities of long-term debt	16.3	17.0	—	—	33.3
Accounts payable	30.4	60.7	58.9	—	150.0
Accrued excise taxes	9.9	3.2	4.4	—	17.5
Other accrued expenses and liabilities	455.1	167.5	77.0	(324.2)	375.4
Total current liabilities	511.7	248.4	361.3	(324.2)	797.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Long-term debt, less current maturities	4,793.8	23.9	—	—	4,817.7
Deferred income taxes	3.5	551.3	89.9	(13.6)	631.1
Intercompany notes payable	—	1,655.6	15.0	(1,670.6)	—
Other liabilities	25.3	64.2	119.5	—	209.0
Stockholders’ equity	2,997.4	5,448.0	1,928.7	(7,376.7)	2,997.4
Total liabilities and stockholders’ equity	$8,331.7	$7,991.4	$2,514.4	$(9,385.1)	$9,452.4

Condensed Consolidating Balance Sheet at February 28, 2013
Current assets:
Cash and cash investments	$185.8	$0.7	$145.0	$—	$331.5
Accounts receivable, net	0.7	10.1	461.1	—	471.9
Inventories	151.5	1,019.4	317.6	(7.6)	1,480.9
Prepaid expenses and other	25.8	54.5	447.5	(340.9)	186.9
Intercompany (payable) receivable	(2,659.3)	2,972.7	(313.4)	—	—
Total current assets	(2,295.5)	4,057.4	1,057.8	(348.5)	2,471.2
Property, plant and equipment, net	43.3	832.7	353.0	—	1,229.0
Investments in subsidiaries	7,281.5	2.8	—	(7,284.3)	—
Goodwill	—	2,097.9	624.4	—	2,722.3
Intangible assets, net	—	686.5	184.9	—	871.4
Restricted cash	—	—	—	—	—
Intercompany notes receivable	1,611.2	—	32.6	(1,643.8)	—
Other assets, net	49.8	256.7	58.6	(20.9)	344.2
Total assets	$6,690.3	$7,934.0	$2,311.3	$(9,297.5)	$7,638.1

Current liabilities:
Notes payable to banks	$—	$—	$—	$—	$—
Current maturities of long-term debt	9.8	17.7	0.1	—	27.6
Accounts payable	39.2	106.4	63.4	—	209.0
Accrued excise taxes	11.4	3.7	3.8	—	18.9
Other accrued expenses and liabilities	501.8	187.5	76.0	(342.9)	422.4
Total current liabilities	562.2	315.3	143.3	(342.9)	677.9
Long-term debt, less current maturities	3,251.0	26.8	—	—	3,277.8
Deferred income taxes	—	543.0	77.5	(20.9)	599.6
Intercompany notes payable	—	1,634.9	8.9	(1,643.8)	—
Other liabilities	16.8	72.5	133.2	—	222.5
Stockholders’ equity	2,860.3	5,341.5	1,948.4	(7,289.9)	2,860.3
Total liabilities and stockholders’ equity	$6,690.3	$7,934.0	$2,311.3	$(9,297.5)	$7,638.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2013
Sales	$552.5	$390.3	$213.9	$(390.5)	$766.2
Less – excise taxes	(78.1)	2.0	(16.7)	—	(92.8)
Net sales	474.4	392.3	197.2	(390.5)	673.4
Cost of product sold	(400.0)	(275.1)	(128.4)	386.2	(417.3)
Gross profit	74.4	117.2	68.8	(4.3)	256.1
Selling, general and administrative expenses	(119.0)	(29.8)	(41.9)	4.2	(186.5)
Restructuring charges	—	0.9	—	—	0.9
Operating (loss) income	(44.6)	88.3	26.9	(0.1)	70.5
Equity in earnings of equity method investees and subsidiaries	133.8	66.4	0.1	(133.7)	66.6
Interest income	—	—	1.9	—	1.9
Intercompany interest income	25.8	36.7	0.4	(62.9)	—
Interest expense	(53.4)	(2.7)	(0.6)	—	(56.7)
Intercompany interest expense	(39.0)	(23.8)	(0.1)	62.9	—
Loss on write-off of financing costs	—	—	—	—	—
Income before income taxes	22.6	164.9	28.6	(133.8)	82.3
Benefit from (provision for) income taxes	30.3	(62.0)	2.3	—	(29.4)
Net income	$52.9	$102.9	$30.9	$(133.8)	$52.9
Comprehensive income	$29.4	$106.3	$4.1	$(110.4)	$29.4

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2012
Sales	$455.3	$401.1	$193.4	$(324.5)	$725.3
Less – excise taxes	(48.6)	(26.5)	(15.4)	—	(90.5)
Net sales	406.7	374.6	178.0	(324.5)	634.8
Cost of product sold	(338.2)	(260.9)	(106.3)	321.2	(384.2)
Gross profit	68.5	113.7	71.7	(3.3)	250.6
Selling, general and administrative expenses	(82.6)	(18.7)	(45.4)	2.7	(144.0)
Restructuring charges	0.2	(0.4)	(0.3)	—	(0.5)
Operating (loss) income	(13.9)	94.6	26.0	(0.6)	106.1
Equity in earnings of equity method investees and subsidiaries	138.7	57.4	0.1	(135.6)	60.6
Interest income	—	—	1.4	—	1.4
Intercompany interest income	19.7	46.4	0.4	(66.5)	—
Interest expense	(50.7)	(0.6)	(0.8)	—	(52.1)
Intercompany interest expense	(46.3)	(20.1)	(0.1)	66.5	—
Loss on write-off of financing costs	(2.8)	—	—	—	(2.8)
Income before income taxes	44.7	177.7	27.0	(136.2)	113.2
Benefit from (provision for) income taxes	27.3	(69.0)	0.6	(0.1)	(41.2)
Net income	$72.0	$108.7	$27.6	$(136.3)	$72.0
Comprehensive (loss) income	$(18.6)	$100.9	$(62.0)	$(38.9)	$(18.6)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2013
Net cash provided by (used in) operating activities	$1,643.2	$(1,641.6)	$1.7	$—	$3.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.4)	(15.0)	(4.6)	—	(22.0)
Proceeds from sales of assets	—	0.1	1.1	—	1.2
Proceeds from notes receivable	—	—	—	—	—
Other investing activities	—	2.3	(1.5)	—	0.8
Net cash used in investing activities	(2.4)	(12.6)	(5.0)	—	(20.0)

Cash flows from financing activities:
Intercompany financings, net	(1,448.0)	1,675.5	(227.5)	—	—
Proceeds from issuance of long-term debt	1,550.0	—	—	—	1,550.0
Net proceeds from notes payable	—	—	221.1	—	221.1
Proceeds from exercises of employee stock options	62.4	—	—	—	62.4
Excess tax benefits from stock-based payment awards	47.3	—	—	—	47.3
Payment of restricted cash upon issuance of long-term debt	(1,550.0)	—	—	—	(1,550.0)
Payment of minimum tax withholdings on stock-based payment awards	—	(15.5)	(1.7)	—	(17.2)
Payment of financing costs of long-term debt	(13.2)	—	—	—	(13.2)
Principal payments of long-term debt	(1.0)	(3.9)	—	—	(4.9)
Purchases of treasury stock	—	—	—	—	—
Net cash (used in) provided by financing activities	(1,352.5)	1,656.1	(8.1)	—	295.5

Effect of exchange rate changes on cash and cash investments	—	—	(1.0)	—	(1.0)

Net increase (decrease) in cash and cash investments	288.3	1.9	(12.4)	—	277.8
Cash and cash investments, beginning of period	185.8	0.7	145.0	—	331.5
Cash and cash investments, end of period	$474.1	$2.6	$132.6	$—	$609.3

Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2012
Net cash provided by (used in) operating activities	$56.1	$74.0	$(33.7)	$—	$96.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(4.7)	(11.9)	(3.0)	—	(19.6)
Proceeds from sales of assets	—	4.8	2.9	—	7.7
Proceeds from notes receivable	1.2	0.5	—	—	1.7
Other investing activities	—	(0.8)	(0.1)	—	(0.9)
Net cash used in investing activities	(3.5)	(7.4)	(0.2)	—	(11.1)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	40.5	(63.3)	22.8	—	—
Proceeds from issuance of long-term debt	1,400.0	—	—	—	1,400.0
Net repayments of notes payable	(271.8)	—	(2.6)	—	(274.4)
Proceeds from exercises of employee stock options	12.4	—	—	—	12.4
Excess tax benefits from stock-based payment awards	2.6	—	—	—	2.6
Payment of restricted cash upon issuance of long-term debt	—	—	—	—	—
Payment of minimum tax withholdings on stock-based payment awards	—	(0.1)	(0.4)	—	(0.5)
Payment of financing costs of long-term debt	(22.8)	—	—	—	(22.8)
Principal payments of long-term debt	(830.8)	(1.4)	—	—	(832.2)
Purchases of treasury stock	(383.0)	—	—	—	(383.0)
Net cash (used in) provided by financing activities	(52.9)	(64.8)	19.8	—	(97.9)

Effect of exchange rate changes on cash and cash investments	—	—	(4.1)	—	(4.1)

Net (decrease) increase in cash and cash investments	(0.3)	1.8	(18.2)	—	(16.7)
Cash and cash investments, beginning of period	0.5	0.6	84.7	—	85.8
Cash and cash investments, end of period	$0.2	$2.4	$66.5	$—	$69.1

17.    BUSINESS SEGMENT INFORMATION:

The Company’s internal management financial reporting consists of two business divisions:  Constellation Wine and Spirits and Crown Imports. Accordingly, the Company reports its operating results in three segments:  Constellation Wine and Spirits (wine and spirits), Corporate Operations and Other, and Crown Imports (imported beer). The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

For the three months ended May 31, 2013, and May 31, 2012, restructuring charges and unusual items included in operating income consist of:

	For the Three Months Ended May 31,
	2013	2012
(in millions)
Cost of Product Sold:
Flow through of inventory step-up	$1.5	$0.8
Cost of Product Sold	1.5	0.8

Selling, General and Administrative Expenses:
Transaction and related costs associated with the Beer Business Acquisition	27.5	—
Deferred compensation	7.0	—
Other costs	(2.0)	2.2
Selling, General and Administrative Expenses	32.5	2.2

Restructuring Charges	(0.9)	0.5

Restructuring Charges and Unusual Items	$33.1	$3.5

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and include the recently adopted accounting guidance described in Note 2 herein.

Segment information is as follows:

	For the Three Months Ended May 31,
	2013	2012
(in millions)
Constellation Wine and Spirits
Net sales:
Wine	$597.3	$561.3
Spirits	76.1	73.5
Net sales	$673.4	$634.8
Segment operating income	$127.6	$133.0
Equity in earnings (losses) of equity method investees	$0.7	$(0.3)
Long-lived tangible assets	$1,083.5	$1,083.8
Investment in equity method investees	$74.2	$70.9
Total assets	$6,791.6	$6,577.7
Capital expenditures	$16.5	$15.8
Depreciation and amortization	$24.1	$22.5

	For the Three Months Ended May 31,
	2013	2012
(in millions)
Corporate Operations and Other
Net sales	$—	$—
Segment operating loss	$(24.0)	$(23.4)
Long-lived tangible assets	$124.1	$135.3
Total assets	$2,455.1	$225.5
Capital expenditures	$5.5	$3.8
Depreciation and amortization	$4.9	$5.6

Crown Imports
Net sales	$761.6	$724.1
Segment operating income	$134.0	$123.0
Long-lived tangible assets	$8.6	$9.6
Total assets	$511.5	$509.4
Capital expenditures	$0.3	$0.3
Depreciation and amortization	$0.5	$0.7

Restructuring Charges and Unusual Items
Operating loss	$(33.1)	$(3.5)
Equity in losses of equity method investees	$(0.1)	$—

Consolidation and Eliminations
Net sales	$(761.6)	$(724.1)
Operating income	$(134.0)	$(123.0)
Equity in earnings of Crown Imports	$66.0	$60.9
Long-lived tangible assets	$(8.6)	$(9.6)
Investment in equity method investees	$205.7	$205.0
Total assets	$(305.8)	$(304.4)
Capital expenditures	$(0.3)	$(0.3)
Depreciation and amortization	$(0.5)	$(0.7)

Consolidated
Net sales	$673.4	$634.8
Operating income	$70.5	$106.1
Equity in earnings of equity method investees	$66.6	$60.6
Long-lived tangible assets	$1,207.6	$1,219.1
Investment in equity method investees	$279.9	$275.9
Total assets	$9,452.4	$7,008.2
Capital expenditures	$22.0	$19.6
Depreciation and amortization	$29.0	$28.1

18.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

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

19.    SUBSEQUENT EVENTS:

Beer Business Acquisition –
On June 7, 2013, the Company acquired (i)  the remaining 50% equity interest in Crown Imports (the “Crown Acquisition”) and (ii)(a)  all of the issued and outstanding equity interests of Compañia Cervecera de Coahuila, S. de R.L. de C.V. (the “Brewery Company”), which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)(b)  all of the issued and outstanding equity interests of Servicios Modelo de Coahuila, S. de R.L. de C.V., which provides personnel and services for the operation and maintenance of the Brewery (the “Service Company”), and (ii)(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell the Modelo Brands currently sold in the U.S. and Guam and certain extensions (all collectively referred to as the “Brewery Purchase”). The business of the Brewery Company and Service Company acquired by the Company is referred to as the “Brewery Business.” The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.” In connection with the Beer Business Acquisition, the Company is required to build out and expand the Brewery to a nominal capacity of at least 20.0 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates Modelo to provide Crown Imports with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The estimated aggregate purchase price of $5,209.7 million consists of cash paid at closing of $4,745.0 million, net of cash acquired of $106.8 million, plus additional estimated cash payments of $571.5 million (expected to be paid within 12 months of closing) which represent an adjustment to the purchase price for the finalization of the 2012 EBITDA (as defined below) as well as certain working capital adjustments. The aggregate cash paid was financed with:

•	The proceeds from the issuance of $1,550.0 million aggregate principal amount of May 2013 Senior Notes;

•
$1,500.0 million in term loans consisting of a $500.0 million European Term A Facility (as defined below) and a $1,000.0 million European Term B Facility (as defined below) under the 2013 Credit Agreement (as defined below);

•	$675.0 million in term loans under the U.S. Term A-2 facility (as defined below) under the 2013 Credit Agreement;

•	$208.0 million in proceeds of borrowings under the Company’s accounts receivable securitization facility;

•	$580.0 million in borrowings under the revolving credit facility under the 2013 Credit Agreement; and

•	Approximately $232.0 million of cash on hand (inclusive of $13.0 million of borrowings under a subsidiary working capital facility).

As a result of the closing of the Beer Business Acquisition without utilizing any of the commitments under the amended and restated bridge financing, this agreement terminated pursuant to its terms on June 7, 2013.

The primary additional estimated payment consists of an adjustment to the purchase price if the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of Grupo Modelo’s operations relating to the profit on all sales of beer to Crown Imports during calendar 2012, as defined in the purchase agreement and referred to below as the “2012 EBITDA,” is greater or less than $310.0 million. If the 2012 EBITDA is less than $310.0 million, the Company will be entitled to a purchase price refund equal to 9.3 times the amount by which the 2012 EBITDA is less than $310.0 million. If the 2012 EBITDA is greater than $310.0 million, the Company will be required to pay an additional purchase price equal to 9.3 times the amount by which the 2012 EBITDA is greater than $310.0 million; provided, the increased purchase price may not exceed a cap based on a 2012 EBITDA of $370.0 million. The potential undiscounted amount of all future payments that the Company could be required to make in connection with this adjustment is between $0.0 million and $558.0 million. The fair value of the additional estimated payment of $543.3 million related to the 2012 EBITDA was estimated by discounting future cash flows.

Prior to the Beer Business Acquisition, the Company accounted for its investment in Crown Imports under the equity method of accounting. In connection with the acquisition method of accounting, the Company’s preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and the Company will recognize an estimated gain of $1,641.0 million in selling, general and administrative expenses on its Consolidated Statements of Comprehensive Income (Loss) for the second quarter of fiscal 2014. The fair value of the Company’s preexisting 50% equity interest was based upon the estimated fair value of the acquired 50% equity interest in Crown Imports. In connection with the Beer Business Acquisition, the Company is required to estimate the fair value of 100% of the separately identifiable assets acquired and liabilities assumed of Crown Imports.

The purchase price of the Beer Business Acquisition and the estimated fair value of the Company’s preexisting 50% equity interest in Crown Imports have been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date. As of the date of filing this Quarterly Report on Form 10-Q, the purchase accounting has not been finalized due primarily to the proximity of the closing date of the transaction to the filing date of the Quarterly Report on Form 10-Q; lack of availability of sufficient information; and the pending receipt of the final valuations for certain assets, including inventories, a favorable interim supply agreement, property, plant and equipment, and identifiable intangible assets. The following table summarizes the allocation of the estimated fair value of the Beer Business Acquisition to the separately identifiable assets acquired and liabilities assumed as of June 7, 2013:

Cash	$106.8
Accounts receivable	231.8
Inventories	248.5
Prepaid expenses and other	55.4
Property, plant and equipment	683.8
Goodwill	3,594.9
Intangible assets	2,521.9
Other assets	0.6
Total assets acquired	7,443.7
Accounts payable	121.1
Accrued excise taxes	14.4
Other accrued expenses and liabilities	74.1
Deferred income taxes	62.2
Other liabilities	10.4
Total liabilities assumed	282.2
Total estimated fair value	7,161.5
Less – fair value of the Company’s preexisting 50% equity interest in Crown Imports	(1,845.0)
Less – cash acquired	(106.8)
Estimated aggregate purchase price	$5,209.7

The acquired accounts receivable consist primarily of trade receivables, all of which are expected to be collectible. The acquired inventory is expected to be sold during the second quarter of fiscal 2014. The preliminary intangible assets consist of definite lived customer relationships with an estimated fair value of $22.5 million which is expected to be amortized over a life of 25 years; a definite lived distribution agreement with an estimated fair value of $0.6 million which is expected to be amortized over a life of 1.5 years; a favorable interim supply agreement with an estimated fair value of $80.7 million which is expected to be amortized over a life of 3 years; and a perpetual right to use trademarks with an estimated fair value of $2,418.1 million which is indefinite lived and therefore not subject to amortization.

In determining the preliminary purchase price allocation, the Company considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for the acquired Modelo Brands. The estimated fair values for the customer relationships and the distribution agreement were determined using a cost approach and an income approach, respectively. The estimated fair value for the trademarks was determined using an income approach, specifically, the relief from royalty method.

The intangible assets are being amortized either on a straight-line basis or an economic consumption basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based upon estimated cash flows generated from such assets. Goodwill associated with the acquisition is primarily attributable to the distribution of the Modelo Brands in the U.S. as well as complete control over the sourcing of product into the U.S. Approximately $1,655.6 million of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has incurred total acquisition-related costs of $53.6 million through May 31, 2013, with $27.6 million recognized for the three months ended May 31, 2013, and $26.0 million recognized for the year ended February 28, 2013. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss).

The results of operations of the Beer Business Acquisition will be reported in the Company’s new Constellation Beer segment and will be included in the consolidated results of operations of the Company from the date of acquisition. The following unaudited pro forma financial information for the three months ended May 31, 2013, and May 31, 2012, presents consolidated information as if the Beer Business Acquisition had occurred on March 1, 2012. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the three months ended May 31, 2013, and May 31, 2012, combines the Company’s historical statement of income for the three months ended May 31, 2013, and May 31, 2012, with Crown Imports’ historical statement of income for its three months ended March 31, 2013, and March 31, 2012, and with the Brewery Business’ carve-out combined income statement for its three months ended March 31, 2013, and March 31, 2012. The unaudited pro forma financial information is presented after giving effect to certain adjustments for acquisition-related costs, amortization of definite lived intangible assets, interest expense on acquisition financing, amortization of deferred financing costs and related income tax effects. The unaudited pro forma financial information does not give effect to depreciation nor the impacts of the favorable interim supply agreement due to lack of availability of sufficient information. The unaudited pro forma financial information also excludes the estimated gain of $1,641.0 million on the remeasurement of the Company’s preexisting 50% equity interest in Crown Imports as it is a one-time, nonrecurring gain. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor do they project the Company’s financial position or results of operations at any future date or for any future period.

	For the Three Months Ended May 31,
	2013	2012
(in millions, except per share data)
Net sales	$1,239.0	$1,177.6
Income before income taxes	$216.8	$205.2
Net income	$142.0	$135.7

Earnings per common share:
Basic – Class A Common Stock	$0.78	$0.74
Basic – Class B Convertible Common Stock	$0.70	$0.67

Diluted – Class A Common Stock	$0.73	$0.71
Diluted – Class B Convertible Common Stock	$0.67	$0.66

Weighted average common shares outstanding:
Basic – Class A Common Stock	161.729	162.259
Basic – Class B Convertible Common Stock	23.499	23.554

Diluted – Class A Common Stock	194.884	190.261
Diluted – Class B Convertible Common Stock	23.499	23.554

2013 Credit Agreement –
In connection with the Beer Business Acquisition, on May 2, 2013 (the “Restatement Date”), the Company, CIH International S.à r.l., an indirect wholly owned subsidiary of the Company (“CIH” and together with the Company, the “Borrowers”), and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders (all such parties other than either of the Borrowers are collectively referred to as the “Lenders”) entered into a Restatement Agreement (the “Restatement Agreement”) that amended and restated the 2012 Credit Agreement (as amended and restated by the Restatement Agreement, the “2013 Credit Agreement”). The Restatement Agreement was entered into by the Company to arrange a portion of the debt to finance the Beer Business Acquisition. The effective date of the Restatement Agreement, June 7, 2013, was the date on which all of the conditions to the 2013 Credit Agreement were satisfied, which occurred on the date of the closing of the Beer Business Acquisition (the “Restatement Effective Date”).

The 2013 Credit Agreement provides for aggregate credit facilities of $3,787.5 million, consisting of a $515.6 million U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A Facility”), a $246.9 million U.S. term loan facility maturing on June 7, 2019 (the “U.S. Term A-1 Facility”), a new $675.0 million delayed draw U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A-2 Facility”), a new $500.0 million delayed draw European term loan facility maturing on June 7, 2018 (the “European Term A Facility”), a new $1,000.0 million European term loan facility maturing on June 7, 2020 (the “European Term B Facility”), and an $850.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates on June 7, 2018 (the “Revolving Credit Facility”). The 2013 Credit Agreement also permits the Company from time to time after the Restatement Effective Date to elect to increase the Lenders’ revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans, other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $750.0 million. A portion of the proceeds of the 2013 Credit Agreement were used to repay the outstanding obligations under the Company’s 2012 Credit Agreement and to finance a portion of the purchase price for the Beer Business Acquisition and related expenses. The Company intends to use the remaining availability under the 2013 Credit Agreement for general corporate purposes.

As of June 7, 2013, the required principal repayments under the term loans of the 2013 Credit Agreement for the remaining approximate nine months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B Facility	Total
(in millions)
2014	$12.9	$1.2	$16.9	$12.5	$5.0	$48.5
2015	25.8	2.5	33.7	25.0	10.0	97.0
2016	38.7	2.5	50.6	37.5	10.0	139.3
2017	51.6	2.4	67.5	50.0	10.0	181.5
2018	51.5	2.5	67.5	50.0	10.0	181.5
2019	335.1	2.5	438.8	325.0	10.0	1,111.4
Thereafter	—	233.3	—	—	945.0	1,178.3
	$515.6	$246.9	$675.0	$500.0	$1,000.0	$2,937.5

The rate of interest for borrowings, excluding the European Term B Facility, under the 2013 Credit Agreement is a function of LIBOR plus a margin or the base rate plus a margin. The rate of interest for the European Term B Facility borrowings under the 2013 Credit Agreement is a function of LIBOR, subject to a minimum rate of 0.75%, plus a margin; or the base rate, subject to a minimum rate of 1.75%, plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2013 Credit Agreement). As of June 7, 2013, the LIBOR margin for the U.S. Term A Facility, the U.S. Term A-2 Facility, the European Term A Facility and the Revolving Credit Facility was 2.0%; the LIBOR margin for the U.S. Term A-1 Facility was 2.25%; and the LIBOR margin for the European Term B Facility was 2.0%.

The principal changes to the 2012 Credit Agreement effected by the 2013 Credit Agreement are (i)  changes to the rate and term of the revolving credit facility and outstanding term loan facilities that took effect on the Restatement Effective Date, and the new $675.0 million delayed draw U.S. Term A-2 Facility that replaced the former delayed draw term A-2 facility, and (ii)  the creation of a $1,500.0 million delayed draw European term loan facility consisting of the $500.0 million European Term A Facility and the $1,000.0 million European Term B Facility. The Company is the borrower under the U.S. term loan facilities. CIH is the borrower under the European term loan facilities. The 2013 Credit Agreement also modified the maximum net debt coverage ratio financial covenant.

The U.S. obligations under the 2013 Credit Agreement are guaranteed by certain of the Company’s U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii)  55-65% of certain interests of certain of the Company’s foreign subsidiaries. The European obligations under the 2013 Credit Agreement are guaranteed by the Company. These obligations are also secured by a pledge of (i)  100% of certain interests in certain of CIH’s subsidiaries and (ii)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and 55-65% of certain interests of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to covenants that are contained in the 2013 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict the Company’s non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio.

As of June 30, 2013, under the 2013 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $515.6 million bearing an interest rate of 2.2%, U.S. Term A-1 Facility of $246.9 million bearing an interest rate of 2.4%, U.S. Term A-2 Facility of $675.0 million bearing an interest rate of 2.2%, European Term A Facility of $500.0 million bearing an interest rate of 2.2%, European Term B Facility of $1,000.0 million bearing an interest rate of 2.8%, Revolving Credit Facility of $535.0 million bearing an interest rate of 2.2%, outstanding letters of credit of $14.1 million, and $300.9 million in revolving loans available to be drawn.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a leading beverage alcohol company with a broad portfolio of consumer-preferred premium wine, imported beer and spirits brands complemented by other select beverage alcohol products. The Company is the third largest producer and marketer of beer for the United States (“U.S.”) market, the largest multi-category supplier (wine, spirits and beer) of beverage alcohol in the U.S., the leading producer and marketer of wine in Canada, and a leading producer and exporter of wine from New Zealand and Italy.

Prior to June 7, 2013, the Company’s internal management financial reporting consisted of two business divisions:  Constellation Wine and Spirits and Crown Imports, the Company’s prior investment in a joint venture with Grupo Modelo, S.A.B de C.V. (“Modelo”) which operated as Crown Imports LLC. Accordingly, the Company reported its operating results in three segments:  Constellation Wine and Spirits (wine and spirits), Corporate Operations and Other, and Crown Imports (imported beer). In connection with the Beer Business Acquisition (as defined below), on June 7, 2013, the Company changed its internal management financial reporting to consist of two business divisions:  Constellation Wine and Spirits and Constellation Beer. As a result, beginning with the second quarter of fiscal 2014, the Company will report its operating results in three segments:  Constellation Wine and Spirits (wine and spirits), Constellation Beer (imported beer) and Corporate Operations and Other. The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

The Company’s business strategy in the Constellation Wine and Spirits segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, the Company continues to focus on growing premium product categories and expects to profitably grow the business. During the prior three fiscal years the Company has consolidated its U.S. distributor network in markets where it was feasible in order to obtain dedicated selling resources which focus on the Company’s U.S. wine and spirits portfolio to drive profitable, organic growth. In connection with these efforts, since the second half of fiscal 2010, the Company has negotiated long-term contracts with distributors who currently represent about 70% of the Company’s branded wine and spirits volume in the U.S. Throughout the remainder of the terms of these contracts, the majority of which continue through the end of fiscal 2015, the Company expects shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

The Company’s business strategy in the Constellation Beer segment is twofold, including (i)  continued focus on growing the premium Mexican beer portfolio in the U.S. through innovation and new product development within the existing portfolio of brands, as well as expanding distribution for key brands, and (ii)  completion of the required brewery expansion in Mexico by December 31, 2016, with a goal to complete the expansion within three years from the date of acquisition (see additional discussion below under “Recent Developments - Beer Business Acquisition.”)

The Company remains committed to its long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth and reduce borrowings.

Marketing, sales and distribution of the Company’s products are managed on a geographic basis in order to fully leverage leading market positions. In addition, market dynamics and consumer trends vary across each of the Company’s markets. Within its primary market in the U.S., the Company offers a range of beverage alcohol products across the branded wine, imported beer and spirits categories. Within its next largest market in Canada, the Company offers a range of beverage alcohol products primarily across the branded wine category. The environment for the Company’s products is competitive in each of the Company’s markets.

For the three months ended May 31, 2013 (“First Quarter 2014”), the Company’s net sales increased 6% over the three months ended May 31, 2012 (“First Quarter 2013”), primarily due to base branded (as defined below) wine volume growth and net sales of branded wine acquired in the acquisition of Mark West (as defined below), partially offset by higher promotional spend. Operating income decreased 34% over the comparable prior year period primarily due to an increase in unusual items, combined with higher selling, general and administrative expenses. Net income decreased 27% over the comparable prior year period primarily due to the items discussed above, partially offset by higher equity in earnings of Crown Imports.

The following discussion and analysis summarizes the significant factors affecting (i)  consolidated results of operations of the Company for First Quarter 2014 compared to First Quarter 2013, and (ii)  financial liquidity and capital resources for First Quarter 2014. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2014 (“Fiscal 2014”). References to base branded exclude the impact of branded wine acquired in the acquisition of Mark West. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013 (“Fiscal 2013”).

Recent Development

Beer Business Acquisition

On June 7, 2013, the Company acquired (i)  the remaining 50% equity interest in Crown Imports (the “Crown Acquisition”) and (ii)(a)  all of the issued and outstanding equity interests of Compañia Cervecera de Coahuila, S. de R.L. de C.V., which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)(b)  all of the issued and outstanding equity interests of Servicios Modelo de Coahuila, S. de R.L. de C.V., which provides personnel and services for the operation and maintenance of the Brewery, and (ii)(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell the Modelo Brands currently sold in the U.S. and Guam and certain extensions (all collectively referred to as the “Brewery Purchase”). The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.” In connection with the Beer Business Acquisition, the Company is required to build out and expand the Brewery to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates Modelo to provide Crown Imports with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The Beer Business Acquisition has positioned the Company as the third largest producer and marketer of beer for the U.S. market and the largest multi-category supplier (wine, spirits and beer) of beverage alcohol in the U.S. The estimated aggregate purchase price of $5,209.7 million consists of cash paid at closing of $4,745.0 million, net of cash acquired of $106.8 million, plus additional estimated cash payments of $571.5 million (expected to be paid within 12 months of closing) which represent an adjustment to the purchase price for the finalization of the 2012 EBITDA (as defined below) as well as certain working capital adjustments. The aggregate cash paid was financed with:

•	The proceeds from the issuance of $1,550.0 million aggregate principal amount of May 2013 Senior Notes (as defined below);

•
$1,500.0 million in term loans consisting of a $500.0 million European Term A Facility (as defined below) and a $1,000.0 million European Term B Facility (as defined below) under the 2013 Credit Agreement (as defined below);

•	$675.0 million in term loans under the U.S. Term A-2 facility (as defined below) under the 2013 Credit Agreement;

•	$208.0 million in proceeds of borrowings under the Company’s accounts receivable securitization facility (as discussed below);

•	$580.0 million in borrowings under the revolving credit facility under the 2013 Credit Agreement; and

•	Approximately $232.0 million of cash on hand (inclusive of $13.0 million of borrowings under a subsidiary working capital facility).

As a result of the closing of the Beer Business Acquisition without utilizing any of the commitments under the amended and restated bridge financing, this agreement terminated pursuant to its terms on June 7, 2013.

Prior to the Beer Business Acquisition, the Company accounted for its investment in Crown Imports under the equity method of accounting. In connection with the acquisition method of accounting, the Company’s preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and the Company will recognize an estimated gain of $1,641.0 million in selling, general and administrative expenses on its Consolidated Statements of Comprehensive Income (Loss) for the second quarter of fiscal 2014.

The Company has incurred total acquisition-related costs of $53.6 million through May 31, 2013, with $27.6 million recognized for the three months ended May 31, 2013, and $26.0 million recognized for the year ended February 28, 2013. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss).

The results of operations of the Beer Business Acquisition will be reported in the Company’s new Constellation Beer segment and will be included in the consolidated results of operations of the Company from the date of acquisition. The Beer Business Acquisition is significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows.

Acquisition in Fiscal 2013

Mark West

In July 2012, the Company acquired Mark West for $159.3 million. The transaction primarily includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (“Mark West”). The purchase price was financed with revolver borrowings under the May 2012 Credit Agreement (as defined below). The results of operations of Mark West are reported in the Constellation Wine and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Results of Operations

First Quarter 2014 Compared to First Quarter 2013

Net Sales

The following table sets forth the net sales by reportable segment of the Company for First Quarter 2014 and First Quarter 2013.

	First Quarter 2014	First Quarter 2013	% Increase (Decrease)
(in millions)
Constellation Wine and Spirits:
Wine	$597.3	$561.3	6%
Spirits	76.1	73.5	4%
Constellation Wine and Spirits	673.4	634.8	6%
Crown Imports	761.6	724.1	5%
Consolidations and eliminations	(761.6)	(724.1)	(5%)
Consolidated Net Sales	$673.4	$634.8	6%

Constellation Wine and Spirits

Net sales for Constellation Wine and Spirits increased to $673.4 million for First Quarter 2014 from $634.8 million for First Quarter 2013, an increase of $38.6 million, or 6%. Wine net sales increased to $597.3 million for First Quarter 2014 from $561.3 million for First Quarter 2013, an increase of $36.0 million, or 6%. This increase resulted primarily from base branded wine volume growth (predominantly in the U.S.) and $14.3 million of net sales of branded wine acquired in the acquisition of Mark West, partially offset by higher promotional spend. Spirits net sales increased to $76.1 million for First Quarter 2014 from $73.5 million for First Quarter 2013, an increase of $2.6 million, or 4%. This increase resulted primarily from spirits volume growth.

Crown Imports

As this segment is eliminated in consolidation, see “Equity in Earnings of Equity Method Investees” below for a discussion of Crown Imports’ net sales, gross profit, selling, general and administrative expenses, and operating income.

Gross Profit

The Company’s gross profit increased to $256.1 million for First Quarter 2014 from $250.6 million for First Quarter 2013, an increase of $5.5 million, or 2%. This increase is primarily due to base branded wine volume growth and gross profit of $6.2 million from the acquisition of Mark West, partially offset by higher grape costs and the higher promotional spend. In addition, unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, were higher by $0.7 million in First Quarter 2014 versus First Quarter 2013. Gross profit as a percent of net sales decreased to 38.0% for First Quarter 2014 compared to 39.5% for First Quarter 2013 primarily due to the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $186.5 million for First Quarter 2014 from $144.0 million for First Quarter 2013, an increase of $42.5 million, or 30%. This increase is due to an increase in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $30.3 million and an increase in Constellation Wine and Spirits segment of $11.6 million. The increase in unusual items consists of the following:

	First Quarter 2014	First Quarter 2013	Increase (Decrease)
(in millions)
Transaction and related costs associated with the Beer Business Acquisition	$27.5	$—	$27.5
Deferred compensation	7.0	—	7.0
Other costs	(2.0)	2.2	(4.2)
	$32.5	$2.2	$30.3
The increase in Constellation Wine and Spirits’ selling, general and administrative expenses is primarily due to an increase (on a constant currency basis) in general and administrative expenses of $11.6 million. The increase in general and administrative expenses is primarily attributable to (i)  an increase in employer payroll taxes related to employee equity award exercise and vesting activity during First Quarter 2014; (ii)  an increase in compensation and benefits driven by higher stock-based compensation expense and higher annual management incentive compensation expense; and (iii)  a year-over-year overlap of a prior year favorable insurance adjustment. Selling, general and administrative expenses as a percent of net sales increased to 27.7% for First Quarter 2014 as compared to 22.7% for First Quarter 2013 primarily due to the factors discussed above.

Restructuring Charges

The Company recorded a credit of $0.9 million of restructuring charges for First Quarter 2014 associated primarily with the reversal of contract termination costs recognized in connection with a prior restructuring plan as a result of the Beer Business Acquisition. The Company recorded $0.5 million of restructuring charges for First Quarter 2013 associated primarily with the Company’s plan (committed to in May 2011, announced in June 2011) to streamline operations, gain efficiencies and reduce its cost structure following the January 2011 divestiture of 80.1% of its Australian and U.K. business.

In addition, the Company recognized additional (credits) costs for First Quarter 2014 and First Quarter 2013 in connection with the Company’s restructuring plans. Total (credits) costs recognized in connection with all plans for First Quarter 2014 and First Quarter 2013 are as follows:

	First Quarter 2014	First Quarter 2013
(in millions)
Selling, General and Administrative Expenses
Other costs	$(2.0)	$2.7

Restructuring Charges	$(0.9)	$0.5

The Company expects to recognize the following in connection with its restructuring plans for Fiscal 2014.

Expected Fiscal 2014
(in millions)
Selling, General and Administrative Expenses
Other costs	$(2.0)

Restructuring Charges	$(0.9)

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for First Quarter 2014 and First Quarter 2013.

	First Quarter 2014	First Quarter 2013	% (Decrease)Increase
(in millions)
Constellation Wine and Spirits	$127.6	$133.0	(4%)
Corporate Operations and Other	(24.0)	(23.4)	(3%)
Crown Imports	134.0	123.0	9%
Consolidations and eliminations	(134.0)	(123.0)	(9%)
Total Reportable Segments	103.6	109.6	(5%)
Restructuring Charges and Unusual Items	(33.1)	(3.5)	NM
Consolidated Operating Income	$70.5	$106.1	(34%)

NM = Not Meaningful

As a result of the factors discussed above, consolidated operating income decreased to $70.5 million for First Quarter 2014 from $106.1 million for First Quarter 2013, a decrease of $35.6 million, or (34%). Restructuring charges and unusual items of $33.1 million and $3.5 million for First Quarter 2014 and First Quarter 2013, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	First Quarter 2014	First Quarter 2013
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$1.5	$0.8
Cost of Product Sold	1.5	0.8

Selling, General and Administrative Expenses
Transaction and related costs associated with the Beer Business Acquisition	27.5	—
Deferred compensation	7.0	—
Other costs	(2.0)	2.2
Selling, General and Administrative Expenses	32.5	2.2

Restructuring Charges	(0.9)	0.5

Restructuring Charges and Unusual Items	$33.1	$3.5

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees increased to $66.6 million in First Quarter 2014 from $60.6 million in First Quarter 2013, an increase of $6.0 million, or 10%. This increase is primarily due to higher equity in earnings of Crown Imports.

Net sales for Crown Imports increased to $761.6 million for First Quarter 2014 from $724.1 million for First Quarter 2013, an increase of $37.5 million, or 5%. This increase resulted primarily from volume growth within the Crown Imports’ Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, combined with a favorable impact from Crown Imports’ October 2012 price increase in select markets, partially offset by a decrease in volume from the June 2012 termination of Crown Imports’ right to distribute the St. Pauli Girl beer brand. Crown Imports’ gross profit increased $14.4 million, or 7%, primarily due to these factors. Selling, general and administrative expenses increased $3.4 million, or 4%, primarily due to the planned increase in advertising spend. Operating income increased $11.0 million, or 9%, primarily due to these factors.

Interest Expense, Net

Interest expense, net of interest income of $1.9 million and $1.4 million, for First Quarter 2014 and First Quarter 2013, respectively, increased to $54.8 million for First Quarter 2014 from $50.7 million for First Quarter 2013, an increase of $4.1 million, or 8%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings, both due primarily to the issuance of the May 2013 Senior Notes (as defined below).

Provision for Income Taxes

The Company’s effective tax rate for First Quarter 2014 and First Quarter 2013 was 35.7% and 36.4%, respectively. As a result of the June 2013 Beer Business Acquisition and the recognition of the non-taxable gain on the revaluation of the Company’s previously held 50% equity interest in Crown Imports in June 2013 of $1,641.0 million, the Company expects its Fiscal 2014 effective tax rate to be in the range of 10% to 15%. The Company’s Fiscal 2014 effective tax rate is expected to be in the range of 32% to 37% before the recognition of this non-taxable gain. The Company is currently assessing the full tax impact of the Beer Business Acquisition on its expected Fiscal 2014 effective tax rate.

Net Income

As a result of the above factors, net income decreased to $52.9 million for First Quarter 2014 from $72.0 million for First Quarter 2013, a decrease of $19.1 million, or (27%).

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

As previously discussed in the Overview section above, the Company has entered into certain agreements with respect to the Beer Business Acquisition. The aggregate cash paid was financed with:

•	The proceeds from the issuance of $1,550.0 million aggregate principal amount of May 2013 Senior Notes;

•	$1,500.0 million in term loans consisting of a $500.0 million European Term A Facility and a $1,000.0 million European Term B Facility under the 2013 Credit Agreement;

•	$675.0 million in term loans under the U.S. Term A-2 facility under the 2013 Credit Agreement;

•	$208.0 million in proceeds of borrowings under the Company’s accounts receivable securitization facility;

•	$580.0 million in borrowings under the revolving credit facility under the 2013 Credit Agreement; and

•	Approximately $232.0 million of cash on hand (inclusive of $13.0 million of borrowings under a subsidiary working capital facility).

As of June 30, 2013, the Company had $300.9 million in revolving loans available to be drawn under its 2013 Credit Agreement. The member financial institutions participating in the Company’s 2013 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.

First Quarter 2014 Cash Flows

Operating Activities

Net cash provided by operating activities for First Quarter 2014 was $3.3 million, which resulted from net income of $52.9 million, plus net noncash items charged to the Consolidated Statements of Comprehensive Income (Loss) of $28.5 million and other, net of $14.3 million, less net cash used in the net change in the Company’s operating assets and liabilities of $92.4 million.

The net noncash items consisted primarily of depreciation expense, deferred tax provision and stock-based compensation expense, partially offset by equity in earnings of equity method investees, net of distributed earnings. Other, net consists primarily of an increase in deferred revenue. The net cash used in the net change in the Company’s operating assets and liabilities resulted primarily from decreases in other accrued expenses and liabilities and accounts payable of $78.7 million and $55.1 million, respectively, partially offset by decreases in inventories and accounts receivable, net, of $30.7 million and $18.2 million, respectively. The decrease in other accrued expenses and liabilities is primarily due to decreases in bonus, interest and advertising and promotion accruals due to the timing of payments combined with a decrease in income taxes payable due to the realization of current tax benefits on the employee equity award exercise and vesting activity. The decrease in accounts payable and inventories are both primarily due to seasonality as the U.S. business generally experiences lower levels of accounts payable and inventory before the fall grape harvest. The decrease in accounts receivable, net, is primarily due to the timing of sales.

Investing Activities

Net cash used in investing activities for First Quarter 2014 was $20.0 million, which resulted primarily from capital expenditures of $22.0 million.

Financing Activities

Net cash provided by financing activities for First Quarter 2014 was $295.5 million resulting primarily from proceeds from issuance of long-term debt of $1,550.0 million, net proceeds from notes payable of $221.1 million, proceeds from exercises of employee stock options of $62.4 million and excess tax benefits from stock-based payment awards of $47.3 million; partially offset by a payment of restricted cash upon issuance of long-term debt of $1,550.0 million, payment of minimum tax withholdings on stock-based payment awards of $17.2 million and payment of financing costs of long-term debt of $13.2 million.

Share Repurchases

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

During First Quarter 2013, the Company repurchased 14,023,985 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $296.7 million, or an average cost of $21.15 per share, through open market transactions. The Company used proceeds from the April 2012 Senior Notes (as defined below), revolver borrowings under both the May 2012 Credit Agreement and its prior senior credit facility, and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares. No shares were repurchased during First Quarter 2014.

Debt

Total debt outstanding as of May 31, 2013, amounted to $5,072.0 million, an increase of $1,766.6 million from February 28, 2013. This increase was due largely to the issuance of the $1,550.0 million May 2013 Senior Notes which proceeds were used to fund a portion of the purchase price for the June 2013 Beer Business Acquisition.

Senior Credit Facility

2012 Credit Agreement

As of May 31, 2013, under the 2012 Credit Agreement (as defined below), the Company had outstanding term loans of $762.5 million bearing a weighted average interest rate of 1.8%, outstanding letters of credit of $14.5 million, and $835.5 million in revolving loans available to be drawn. The 2012 Credit Agreement was a senior credit facility originally entered into between the Company, Bank of America, N.A., as administrative agent, and certain other lenders, on May 3, 2012, and subsequently amended on August 8, 2012, (the “2012 Credit Agreement.”)

2013 Credit Agreement

In connection with the Beer Business Acquisition, on May 2, 2013 (the “Restatement Date”), the Company, CIH International S.à r.l., an indirect wholly owned subsidiary of the Company (“CIH” and together with the Company, the “Borrowers”), and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders (all such parties other than either of the Borrowers are collectively referred to as the “Lenders”) entered into a Restatement Agreement (the “Restatement Agreement”) that amended and restated the 2012 Credit Agreement (as amended and restated by the Restatement Agreement, the “2013 Credit Agreement”). The Restatement Agreement was entered into by the Company to arrange a portion of the debt to finance the Beer

Business Acquisition. The effective date of the Restatement Agreement, June 7, 2013, was the date on which all of the conditions to the 2013 Credit Agreement were satisfied, which occurred on the date of the closing of the Beer Business Acquisition (the “Restatement Effective Date”).

The 2013 Credit Agreement provides for aggregate credit facilities of $3,787.5 million, consisting of a $515.6 million U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A Facility”), a $246.9 million U.S. term loan facility maturing on June 7, 2019 (the “U.S. Term A-1 Facility”), a new $675.0 million delayed draw U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A-2 Facility”), a new $500.0 million delayed draw European term loan facility maturing on June 7, 2018 (the “European Term A Facility”), a new $1,000.0 million European term loan facility maturing on June 7, 2020 (the “European Term B Facility”), and an $850.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates on June 7, 2018 (the “Revolving Credit Facility”). The 2013 Credit Agreement also permits the Company from time to time after the Restatement Effective Date to elect to increase the Lenders’ revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans, other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $750.0 million. A portion of the proceeds of the 2013 Credit Agreement were used to repay the outstanding obligations under the Company’s 2012 Credit Agreement and to finance a portion of the purchase price for the Beer Business Acquisition and related expenses. The Company intends to use the remaining availability under the 2013 Credit Agreement for general corporate purposes.

As of June 7, 2013, the required principal repayments under the term loans of the 2013 Credit Agreement for the remaining approximate nine months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B Facility	Total
(in millions)
2014	$12.9	$1.2	$16.9	$12.5	$5.0	$48.5
2015	25.8	2.5	33.7	25.0	10.0	97.0
2016	38.7	2.5	50.6	37.5	10.0	139.3
2017	51.6	2.4	67.5	50.0	10.0	181.5
2018	51.5	2.5	67.5	50.0	10.0	181.5
2019	335.1	2.5	438.8	325.0	10.0	1,111.4
Thereafter	—	233.3	—	—	945.0	1,178.3
	$515.6	$246.9	$675.0	$500.0	$1,000.0	$2,937.5

The rate of interest for borrowings, excluding the European Term B Facility, under the 2013 Credit Agreement is a function of LIBOR plus a margin or the base rate plus a margin. The rate of interest for the European Term B Facility borrowings under the 2013 Credit Agreement is a function of LIBOR, subject to a minimum rate of 0.75%, plus a margin; or the base rate, subject to a minimum rate of 1.75%, plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2013 Credit Agreement). As of June 7, 2013, the LIBOR margin for the U.S. Term A Facility, the U.S. Term A-2 Facility, the European Term A Facility and the Revolving Credit Facility was 2.0%; the LIBOR margin for the U.S. Term A-1 Facility was 2.25%; and the LIBOR margin for the European Term B Facility was 2.0%.

The principal changes to the 2012 Credit Agreement effected by the 2013 Credit Agreement are (i)  changes to the rate and term of the revolving credit facility and outstanding term loan facilities that took effect on the Restatement Effective Date, and the new $675.0 million delayed draw U.S. Term A-2 Facility that replaced the former delayed draw term A-2 facility, and (ii)  the creation of a $1,500.0 million delayed draw European term loan facility consisting of the $500.0 million European Term A Facility and the $1,000.0 million European Term B

Facility. The Company is the borrower under the U.S. term loan facilities. CIH is the borrower under the European term loan facilities. The 2013 Credit Agreement also modified the maximum net debt coverage ratio financial covenant.

The U.S. obligations under the 2013 Credit Agreement are guaranteed by certain of the Company’s U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii)  55-65% of certain interests of certain of the Company’s foreign subsidiaries. The European obligations under the 2013 Credit Agreement are guaranteed by the Company. These obligations are also secured by a pledge of (i)  100% of certain interests in certain of CIH’s subsidiaries and (ii)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and 55-65% of certain interests of certain of the Company’s foreign subsidiaries.

The Company and its subsidiaries are also subject to covenants that are contained in the 2013 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict the Company’s non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio.

As of June 30, 2013, under the 2013 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $515.6 million bearing an interest rate of 2.2%, U.S. Term A-1 Facility of $246.9 million bearing an interest rate of 2.4%, U.S. Term A-2 Facility of $675.0 million bearing an interest rate of 2.2%, European Term A Facility of $500.0 million bearing an interest rate of 2.2%, European Term B Facility of $1,000.0 million bearing an interest rate of 2.8%, and Revolving Credit Facility of $535.0 million bearing an interest rate of 2.2%; outstanding letters of credit of $14.1 million; and $300.9 million in revolving loans available to be drawn.

In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated by the Company and the Company entered into an additional undesignated interest rate swap agreement for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreement. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income (Loss). Accordingly, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For the three months ended May 31, 2013, and May 31, 2012, the Company reclassified net losses of $2.1 million and $2.1 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Senior Notes

On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s prior senior credit facility and common stock share repurchases under the 2013 Authorization. Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. The April 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The April 2012 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s U.S. subsidiaries guarantee the April 2012 Senior Notes on a senior unsecured basis. As of May 31, 2013, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

On May 14, 2013, the Company issued $500.0 million aggregate principal amount of 3.75% Senior Notes due May 2021 (the “May 2013 Eight Year Senior Notes”) and $1,050.0 million aggregate principal amount of 4.25% Senior Notes due May 2023 (the “May 2013 Ten Year Senior Notes”) and, together with the May 2013 Eight Year Senior Notes, the “May 2013 Senior Notes”). The Company used the net proceeds from the offering ($1,536.8 million) to fund a portion of the purchase price for the June 2013 Beer Business Acquisition. Interest on the May 2013 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2013. The May 2013 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The May 2013 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness except that the Escrowed Property was held in escrow and pledged to secure the May 2013 Senior Notes until it was used to fund a portion of the purchase price for the Beer Business Acquisition. Certain of the Company’s U.S. subsidiaries guarantee the May 2013 Senior Notes on a senior unsecured basis. As of May 31, 2013, the Company had outstanding $1,550.0 million aggregate principal amount of May 2013 Senior Notes.

In connection with the issuance of the May 2013 Senior Notes, the Company entered into the Escrow Agreement pursuant to which the Escrowed Property was placed into an escrow account. In accordance with the terms of the Escrow Agreement, subsequent to May 31, 2013, in connection with the closing of the Beer Business Acquisition, the Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition.

Accounts Receivable Securitization Facility

On December 4, 2012, the Company entered into a 364-day revolving trade accounts receivable securitization facility. Under the facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the SPV to secure borrowings under the facility. The Company will continue to service the trade accounts receivable and act as servicer for the facility. The trade accounts receivable balances related to this facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. Any borrowings under the facility will be recorded as secured borrowings and will bear interest at a rate based on a margin of 100 basis points plus the conduit lender’s cost of funds or, if such borrowings were not funded by commercial paper issuances by the conduit lender, one-month LIBOR. The facility provides borrowing capacity of $65.0 million up to $250.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of May 2013, the SPV had outstanding borrowings under the facility of $208.0 million bearing an interest rate of 1.2%.

Contractual Obligations and Commitments

As noted above, prior to May 31, 2013, the Company issued $1,550.0 million aggregate principal amount of May 2013 Senior Notes and borrowed $208.0 million under the Company’s accounts receivable securitization facility, and, on June 7, 2013, the Company drew down $2,175.0 million in term loan debt and $580.0 million in revolver borrowings under the 2013 Credit Agreement. The following table provides the payments due by period for these amounts as if all borrowings had been outstanding as of May 31, 2013:

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Contractual obligations
Notes payable to banks	$221.0	$221.0	$—	$—	$—
Long-term debt (excluding unamortized discount)	$7,029.6	$66.7	$754.4	$1,767.7	$4,440.8

Accounting Guidance Not Yet Adopted

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii)  the Company’s expected restructuring charges and other costs, (iii)  information concerning expected or potential actions of third parties, (iv)  information concerning the future expected balance of supply and demand for wine, (v) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network, (vi)  the duration of the share repurchase implementation, (vii)  information concerning the purchase price allocation, including asset valuations, (viii)  the Company’s effective tax rate, and (ix)  the amount of cash payment for the purchase price adjustment and certain working capital adjustments and (II)  the statements regarding the expansion of the Mexican brewery and its timeframe for completion are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the Company’s restructuring charges and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications and/or other costs of implementation, (iii)  the amount and timing of any additional share repurchases may vary due to market conditions, the Company’s cash and debt position, the impact of the Beer Business Acquisition and other factors as determined by management from time to time, (iv)  final management determinations and independent appraisals relating to purchase price allocation will vary from current management estimates, (v)  the actual amount of cash payment for the purchase price adjustment and certain working capital adjustments may differ from the Company’s current expectations due to the actual 2012 EBITDA from Grupo Modelo’s operations, and (vi)  the timeframe for the brewery expansion may vary from the Company’s current expectations due to market conditions, the Company’s cash and debt position, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

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

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of May 31, 2013, the Company had exposures to foreign currency risk primarily related to the euro, New Zealand dollar and Canadian dollar.

As of May 31, 2013, and May 31, 2012, the Company had outstanding foreign currency derivative instruments with an absolute notional value of $479.9 million and $545.1 million, respectively. As of May 31, 2013, approximately 65.7% of the Company’s balance sheet exposures and forecasted transactional exposures for the remainder of fiscal 2014 were hedged. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $3.6 million and a net liability of $1.0 million as of May 31, 2013, and May 31, 2012, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of May 31, 2013, and May 31, 2012, the fair value of open foreign currency contracts would have been increased by $23.3 million and decreased by $1.2 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

As of May 31, 2013, the Company had outstanding diesel fuel swap agreements with an absolute notional value of $44.4 million. The Company had no diesel fuel swap agreements outstanding as of May 31, 2012. The estimated fair value of the Company’s diesel fuel swap agreements was a net liability of $0.8 million as of May 31, 2013. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base price had been 10% weaker as of May 31, 2013, the fair value of open diesel fuel contracts would have been decreased by $3.7 million.

The fair value of fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed interest rate debt, including current maturities, was $4,434.6 million and $2,834.7 million as of May 31, 2013, and May 31, 2012, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2013, and May 31, 2012, would have resulted in a decrease in the fair value of the fixed interest rate long-term debt by $220.8 million and $124.4 million, respectively.

As of May 31, 2013, and May 31, 2012, the Company had an outstanding cash flow designated interest rate swap agreement to minimize interest rate volatility. As of May 31, 2013, and May 31, 2012, the swap agreement fixed LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional value of $1.0 billion outstanding as of May 31, 2013, and May 31, 2012. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $38.0 million and $47.2 million as of May 31, 2013, and May 31, 2012, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2013, and May 31, 2012, would have favorably increased the fair value of the interest rate swap agreements by $15.6 million and $20.8 million, respectively.

In addition to the $4,434.6 million and $2,834.7 million estimated fair value of fixed interest rate debt outstanding as of May 31, 2013, and May 31, 2012, respectively, the Company also had variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of May 31, 2013, and May 31, 2012, the estimated fair value of the Company’s total variable interest rate debt, including current maturities, was $947.2 million and $844.1 million, respectively. A hypothetical 1% increase from prevailing interest rates as of May 31, 2013, and May 31, 2012, would have resulted in a decrease in the fair value of the variable interest rate long-term debt by $28.4 million and $36.8 million, respectively.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended May 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In order to effect the Beer Business Acquisition, the Company had signed definitive agreements with Anheuser-Busch InBev SA/NV (“ABI”) to acquire the 50% ownership in Crown Imports LLC which it did not already own, all the capital stock of the entity which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), all the capital stock of the entity which provides personnel and services for the operation and maintenance of the Brewery, and an irrevocable, fully-paid and perpetual license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell Modelo’s (as defined below) Mexican beer portfolio (the “Modelo Brands”) and certain extensions in the U.S., the District of Columbia and Guam through a sub-license agreement. The closing of these transactions was subject to certain conditions, including the receipt of any required regulatory approvals, and the consummation of certain transactions between ABI and Grupo Modelo, S.A.B de C.V. (“Modelo”) and certain of its affiliates. These transactions were consummated on June 7, 2013.

On January 31, 2013, the United States Department of Justice Antitrust Division (the “DOJ”) brought an action against ABI and Modelo in United States District Court for the District of Columbia (the “District Court”) seeking to enjoin their transaction alleging that ABI’s acquisition of Modelo would likely substantially lessen competition and therefore, was illegal and in violation of Section 7 of the Clayton Act. On February 8, 2013, the Company and Crown Imports LLC moved to intervene. The action was initially stayed until March 19, 2013, which was subsequently extended until April 9, 2013, and finally until April 23, 2013. On April 19, 2013, the Company, ABI and Modelo entered into, and filed with the District Court, a Stipulation and Order to Hold Separate and to Join Constellation Brands, Inc. (the “Stipulation and Order”) and a Proposed Final Judgment with the DOJ. Pursuant to the Stipulation and Order, the Company was added as a defendant to the action for the purposes of settlement and for entry of a final judgment.

Under the terms of the Stipulation and Order and the Proposed Final Judgment, ABI and Modelo agreed to the prompt and certain divestiture of certain rights and assets held by them. Pursuant to the Proposed Final Judgment, (i) the Company and ABI agreed to amend certain agreements to be executed in connection with the then proposed acquisition of the equity interest in Crown Imports and the Brewery and (ii) the Company is obligated to build-out and expand the Brewery to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016, and to use its best efforts to achieve certain construction milestones by specified dates. In addition, the Proposed Final Judgment provides the United States with approval rights, in its sole discretion, for amendments or modifications to the agreements between the Company and ABI. The Proposed Final Judgment also provides the United States with a right of approval, in its sole discretion, of any extension beyond three years of the term of the Interim Supply Agreement that was entered into between the Company and ABI.

On April 22, 2013, the District Court signed the Stipulation and Order and Proposed Final Judgment, permitting the Company and ABI to consummate the transactions described above. The Stipulation and Order and Proposed Final Judgment is subject to a 60-day public comment period as required under the Antitrust Procedures and Penalties Act. That comment period expires July 22, 2013.

An action had been filed by private parties against the Company, ABI, and Modelo alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On June 4, 2013, the United States District Court for the Northern District of California denied plaintiffs’ Motion for a Temporary Restraining Order and, as noted above, the transaction was consummated on June 7, 2013.

On June 25, 2013, plaintiffs filed a Second Amended and Supplemental Complaint in which they allege the proposed transaction as violative of the antitrust laws and seek both injunctive relief and monetary damages. On June 28, 2013, the Company filed a Motion to Dismiss the Second Amended and Supplemental Complaint and plaintiffs filed additional procedural motions. A discovery motion is scheduled for hearing before a magistrate on July 31, 2013, and all other pending motions are scheduled to be heard on August 2, 2013. However, court calendars are inherently unpredictable, and the Company cannot predict when the court will issue a ruling.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 56 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated:	July 10, 2013	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President, Finance and Controller

Dated:	July 10, 2013	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.
2.1
Membership Interest Purchase Agreement, dated as of June 28, 2012, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 28, 2012, filed July 2, 2012 and incorporated herein by reference.) +

2.2
Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference.) +

2.3
First Amendment dated as of April 19, 2013, to the Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference.) +

2.4
Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference.) +

2.5
First Amendment dated as of April 19, 2013, to the Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference.) +

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference.)

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

4.8
Supplemental Indenture No. 7, dated as of June 7, 2013, among Constellation Brands Beach Holdings, Inc., Crown Imports LLC, Constellation Brands, Inc., and The Bank of New York Mellon Trust Company, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

4.9
Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference.) #

4.10
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

4.11
Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference.)

4.12
Supplemental Indenture No. 3, dated as of June 7, 2013, among Constellation Brands Beach Holdings, Inc., Crown Imports LLC, Constellation Brands, Inc., and The Bank of New York Mellon Trust Company, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

4.13
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference.)

4.14
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K, dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference.)

4.15
Supplemental Indenture No. 2, with respect to 4.625% Senior Notes due March 2023, dated as of August 14, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 14, 2012, filed August 17, 2012 and incorporated herein by reference.)

4.16
Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among Constellation Brands, Inc., as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference.)

4.17
Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among Constellation Brands, Inc., as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference.)

4.18
Supplemental Indenture No. 5, dated as of June 7, 2013, among Constellation Brands Beach Holdings, Inc., Crown Imports LLC, Constellation Brands, Inc., and Manufacturers and Traders Trust Company, as trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

4.19
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

4.20
Restatement Agreement, dated as of May 2, 2013, among the Company, CIH, Bank of America, N.A., as administrative agent, and the lenders party thereto, including Second Amended and Restated Credit Agreement dated as of May 2, 2013, among the Company, CIH, Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference.)

4.21
Joinder Agreement, dated as of June 7, 2013, between CIH International S.à r.l., Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

4.22
Second Amended and Restated Interim Loan Agreement dated as of February 13, 2013, among Constellation Brands, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference.)

4.23
Amendment and Waiver, dated as of May 29, 2013, between Constellation Brands, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

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

10.4
Amended and Restated Guarantee Agreement, dated as of June 7, 2013, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto and Constellation Brands, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Second Amended and Restated Credit Agreement dated as of May 2, 2013 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

10.5
Guarantor Consent and Reaffirmation dated as of February 13, 2013, made by the subsidiaries of the Company from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Bridge Lenders under the Second Amended and Restated Interim Loan Agreement dated as of February 13, 2013, among Constellation Brands, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference.)

10.6
Escrow Agreement, dated as of May 14, 2013, among Constellation Brands, Inc., Manufacturers and Traders Trust Company, in its capacity as Trustee, and Manufacturers and Traders Trust Company, as escrow agent and securities intermediary (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference.)

10.7
Interim Supply Agreement, dated as of June 7, 2013, between Grupo Modelo, S.A.B. de C. V. and Crown Imports LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.) +

10.8
Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.) +

10.9
Transition Services Agreement, dated as of June 7, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.) +

10.10
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference.) *

10.11
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference.) *

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

99.2
Proposed Final Judgment filed with the United States District Court for the District of Columbia on April 19, 2013 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2013 and February 28, 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended May 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

	#	Company’s Commission File No. 001-08495.

+
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with and approved by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

	*	Designates management contract or compensatory plan or arrangement.

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