Form 10-K/A
period 2013-02-28
CONSTELLATION BRANDS, INC.
filed 2013-09-13
CIK 16918

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

Registrant's telephone number, including area code (585) 678-7100
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

EXPLANATORY NOTE

Constellation Brands, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended February 28, 2013, originally filed with the United States Securities and Exchange Commission (the “SEC”) on April 29, 2013 (the “Original 2013 Form 10-K Filing”). Following correspondence with the SEC, this Amendment is being filed solely to add Exhibit 99.5 (the “Exhibit”) to the Original 2013 Form 10-K Filing. The Company is including new certifications of the Company’s chief executive officer and of the Company’s chief financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350) as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original 2013 Form 10-K Filing. This Amendment does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or other exhibits to, the Original 2013 Form 10-K Filing. This Amendment speaks as of the original filing date of the Original 2013 Form 10-K Filing and does not reflect any events that occurred at a date subsequent to the filing of the Original 2013 Form 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 2013 Form 10-K Filing and the Company’s other filings made with the SEC.

TABLE OF CONTENTS

PART IV
Item 15. Exhibits, Financial Statement Schedules

SIGNATURES
REVISED INDEX TO EXHIBITS
Exhibit 31.3
Exhibit 31.4
Exhibit 99.5

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

Dated: September 13, 2013	CONSTELLATION BRANDS, INC.

	By:	/s/ Robert Ryder
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

10.56
Administrative Services Agreement, dated as of January 2, 2007, by and between Barton Incorporated and Crown Imports LLC (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference.) +#

10.57
Sub-license Agreement, dated as of January 2, 2007, by and between Marcas Modelo, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed January 3, 2007 and incorporated herein by reference.) +#

10.58
Agreement Regarding Products dated October 28, 2010, between Extrade II, S.A. de C.V., Crown Imports LLC and Marcas Modelo, S.A. de C.V. (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended November 30, 2010 and incorporated herein by reference.) +

10.59
New Product Amendment to Exhibit B to the January 2, 2007 Crown Imports LLC Importer Agreement, effective on and after November 1, 2012, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012 and incorporated herein by reference.) +

10.60
New Product Amendment to Exhibit B to the January 2, 2007 Crown Imports LLC Importer Agreement, effective on and after February 1, 2013, by and between Extrade II, S.A. de C.V. and Crown Imports LLC (previously filed with this Annual Report on Form 10-K.) ++

12.1	Statements re computation of ratios (previously filed with this Annual Report on Form 10-K.)

21.1	Subsidiaries of Company (previously filed with this Annual Report on Form 10-K.)

23.1	Consent of KPMG LLP (previously filed with this Annual Report on Form 10-K.)

23.2	Consent of PricewaterhouseCoopers LLP as it relates to Crown Imports LLC (previously filed with this Annual Report on Form 10-K.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (previously filed with this Annual Report on Form 10-K.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (previously filed with this Annual Report on Form 10-K.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith.)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (previously filed with this Annual Report on Form 10-K.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (previously filed with this Annual Report on Form 10-K.)

99.1
1989 Employee Stock Purchase Plan (Restated June 27, 2001) (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated herein by reference.) #

99.2	Financial Statements of Crown Imports LLC as of and for the three years ended December 31, 2012 (previously filed with this Annual Report on Form 10-K.)

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

99.5	Professional Services Contract dated February 13, 2013, effective February 12, 2013, between Constellation Brands, Inc. and Achieve Brand Integrity, LLC (filed herewith.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2013 and February 29, 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2013, February 29, 2012, and February 28, 2011 (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, and (v) Notes to Consolidated Financial Statements (previously filed with this Annual Report on Form 10-K.)

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