Form 10-Q
period 2013-08-31
CONSTELLATION BRANDS, INC.
filed 2013-10-10
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2013, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	165,875,270
Class B Common Stock, par value $.01 per share	23,460,435
Class 1 Common Stock, par value $.01 per share	37

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	August 31, 2013	February 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash investments	$116.8	$331.5
Accounts receivable, net	655.9	471.9
Inventories	1,643.0	1,480.9
Prepaid expenses and other	254.4	186.9
Total current assets	2,670.1	2,471.2
PROPERTY, PLANT AND EQUIPMENT, net	1,870.4	1,229.0
GOODWILL	6,139.2	2,722.3
INTANGIBLE ASSETS, net	3,243.9	871.4
OTHER ASSETS, net	199.2	344.2
Total assets	$14,122.8	$7,638.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$272.1	$—
Current maturities of long-term debt	115.7	27.6
Accounts payable	341.2	209.0
Accrued excise taxes	27.6	18.9
Other accrued expenses and liabilities	1,054.0	422.4
Total current liabilities	1,810.6	677.9
LONG-TERM DEBT, less current maturities	6,912.7	3,277.8
DEFERRED INCOME TAXES	696.8	599.6
OTHER LIABILITIES	192.3	222.5
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 246,034,797 shares at August 31, 2013, and 242,064,514 shares at February 28, 2013	2.5	2.4
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,470,735 shares at August 31, 2013, and 28,517,035 shares at February 28, 2013	0.3	0.3
Additional paid-in capital	2,037.0	1,907.1
Retained earnings	4,070.0	2,495.1
Accumulated other comprehensive income	64.6	132.1
	6,174.4	4,537.0
Less: Treasury stock –
Class A Common Stock, 80,296,108 shares at August 31, 2013, and 80,799,298 shares at February 28, 2013, at cost	(1,661.8)	(1,674.5)
Class B Convertible Common Stock, 5,005,800 shares at August 31, 2013, and February 28, 2013, at cost	(2.2)	(2.2)
	(1,664.0)	(1,676.7)
Total stockholders’ equity	4,510.4	2,860.3
Total liabilities and stockholders’ equity	$14,122.8	$7,638.1

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2013	2012	2013	2012
SALES	$2,379.5	$1,523.0	$1,613.3	$797.7
Less – excise taxes	(246.3)	(189.7)	(153.5)	(99.2)
Net sales	2,133.2	1,333.3	1,459.8	698.5
COST OF PRODUCT SOLD	(1,300.1)	(797.6)	(882.8)	(413.4)
Gross profit	833.1	535.7	577.0	285.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(429.7)	(299.0)	(244.1)	(154.5)
IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	(300.9)	—	(300.9)	—
GAIN ON REMEASUREMENT TO FAIR VALUE OF EQUITY METHOD INVESTMENT	1,642.0	—	1,642.0	—
Operating income	1,744.5	236.7	1,674.0	130.6
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	70.3	131.1	3.7	70.5
INTEREST EXPENSE, net	(145.1)	(105.3)	(90.3)	(54.6)
LOSS ON WRITE-OFF OF FINANCING COSTS	—	(2.8)	—	—
Income before income taxes	1,669.7	259.7	1,587.4	146.5
PROVISION FOR INCOME TAXES	(94.8)	(63.1)	(65.4)	(21.9)
NET INCOME	$1,574.9	$196.6	$1,522.0	$124.6

COMPREHENSIVE INCOME	$1,507.4	$180.6	$1,478.0	$199.2

SHARE DATA:
Earnings per common share:
Basic – Class A Common Stock	$8.53	$1.09	$8.18	$0.71
Basic – Class B Convertible Common Stock	$7.75	$0.99	$7.43	$0.64

Diluted – Class A Common Stock	$8.03	$1.05	$7.74	$0.67
Diluted – Class B Convertible Common Stock	$7.38	$0.96	$7.11	$0.62

Weighted average common shares outstanding:
Basic – Class A Common Stock	163.277	158.527	164.825	154.794
Basic – Class B Convertible Common Stock	23.485	23.545	23.472	23.536

Diluted – Class A Common Stock	196.056	187.458	196.767	184.640
Diluted – Class B Convertible Common Stock	23.485	23.545	23.472	23.536

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,574.9	$196.6

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on remeasurement to fair value of equity method investment	(1,642.0)	—
Equity in earnings of equity method investees, net of distributed earnings	(39.1)	(0.6)
Impairment of goodwill and intangible assets	300.9	—
Depreciation of property, plant and equipment	64.1	52.4
Stock-based compensation expense	25.6	21.4
Deferred tax provision	9.6	31.9
Amortization of intangible assets	7.1	3.6
Amortization of deferred financing costs	5.0	1.2
Loss (gain) on disposal of long-lived assets, net	0.1	(0.5)
Loss on write-off of financing costs	—	2.8
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	8.4	(51.1)
Inventories	67.4	37.2
Prepaid expenses and other current assets	17.6	(1.0)
Accounts payable	10.4	52.5
Accrued excise taxes	(5.6)	2.9
Other accrued expenses and liabilities	59.8	3.7
Other, net	24.8	15.5
Total adjustments	(1,085.9)	171.9
Net cash provided by operating activities	489.0	368.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(4,672.9)	(159.7)
Purchases of property, plant and equipment	(49.2)	(35.6)
Proceeds from sales of assets	1.6	7.9
Proceeds from notes receivable	—	4.6
Other investing activities	1.1	(1.2)
Net cash used in investing activities	(4,719.4)	(184.0)

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,725.0	2,050.0
Net proceeds from (repayment of) notes payable	272.1	(358.3)
Proceeds from exercises of employee stock options	77.5	110.5
Excess tax benefits from stock-based payment awards	53.8	11.4
Proceeds from employee stock purchases	2.5	2.1
Payment of financing costs of long-term debt	(82.2)	(34.1)
Payment of minimum tax withholdings on stock-based payment awards	(18.0)	(0.5)
Principal payments of long-term debt	(9.9)	(838.0)
Payment of restricted cash upon issuance of long-term debt	—	(650.0)
Purchases of treasury stock	—	(383.0)
Net cash provided by (used in) financing activities	4,020.8	(89.9)

Effect of exchange rate changes on cash and cash investments	(5.1)	(1.9)

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(214.7)	92.7
CASH AND CASH INVESTMENTS, beginning of period	331.5	85.8
CASH AND CASH INVESTMENTS, end of period	$116.8	$178.5

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of business
Fair value of assets acquired, including cash acquired	$7,465.7	$159.7
Liabilities assumed	(287.5)	—
Net assets acquired	7,178.2	159.7
Less – fair value of preexisting 50% equity interest	(1,845.0)	—
Less – purchase price and working capital adjustments not yet paid	(553.5)	—
Less – cash acquired	(106.8)	—
Net cash paid for purchase of business	$4,672.9	$159.7

Property, plant and equipment acquired under financing arrangements	$6.7	$8.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013
(unaudited)

1.	BASIS OF PRESENTATION:

The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013. Results of operations for interim periods are not necessarily indicative of annual results. During the three months ended August 31, 2013, the Company recorded an immaterial adjustment in provision for income taxes on the Company’s Consolidated Statements of Comprehensive Income of $6.6 million related to prior periods. This adjustment was to correct for previously unrecognized tax benefits associated with the resolution of certain tax positions.

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

Comprehensive income –
Effective March 1, 2013, the Company adopted the amended guidance for reporting of amounts reclassified out of AOCI (as defined in Note 18). The amended guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income, or, for amounts not required to be reclassified in their entirety to net income under generally accepted accounting principles in the U.S., an entity is required to cross-reference to other disclosures required under generally accepted accounting principles in the U.S. that provide additional detail about those amounts. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Derivative instruments –
Effective July 17, 2013, the Company adopted the amended guidance for inclusion of the Federal Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rate on direct Treasury obligations of the U.S. Government and the London Interbank Offered Rate. The amended guidance also allows for the use of different benchmark rates for similar hedging relationships. The amended guidance is effective prospectively, for qualifying new or redesignated hedging relationships entered into on or after the effective date. The adoption of this amended guidance on July 17, 2013, did not have a material impact on the Company’s consolidated financial statements.

3.    ACQUISITION:

On June 7, 2013, the Company acquired (i)  the remaining 50% equity interest in Crown Imports (as defined in Note 11) (the “Crown Acquisition”) and (ii)(a)  all of the issued and outstanding equity interests of Compañía Cervecera de Coahuila, S. de R.L. de C.V. (the “Brewery Company”), which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)(b)  all of the issued and outstanding equity interests of Servicios Modelo de Coahuila, S. de R.L. de C.V., which provides personnel and services for the operation and maintenance of the Brewery (the “Service Company”), and (ii)(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell the Mexican Beer Brands (as defined in Note 11) as of the date of acquisition, and certain extensions (all collectively referred to as the “Brewery Purchase”). The business of the Brewery Company and Service Company acquired by the Company is referred to as the “Brewery Business.” The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.” In connection with the Beer Business Acquisition, the Company is required to build out and expand the Brewery to a nominal capacity of at least 20.0 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates Modelo (as defined in Note 11) to provide Crown Imports with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The estimated aggregate purchase price of $5,226.4 million consists of cash paid at closing of $4,745.0 million, net of cash acquired of $106.8 million, plus additional estimated cash payments of $588.2 million (expected to be paid within 12 months of closing) which represent an adjustment to the purchase price for the finalization of the 2012 EBITDA (as defined below) as well as certain working capital adjustments. The aggregate cash paid at closing was financed with:

•	The proceeds from the issuance of $1,550.0 million aggregate principal amount of May 2013 Senior Notes (as defined in Note 13);

•
$1,500.0 million in term loans consisting of a $500.0 million European Term A Facility (as defined in Note 13) and a $1,000.0 million European Term B Facility (as defined in Note 13) under the 2013 Credit Agreement (as defined in Note 13);

•	$675.0 million in term loans under the U.S. Term A-2 facility (as defined in Note 13) under the 2013 Credit Agreement;

•	$208.0 million in proceeds of borrowings under the Company’s then existing accounts receivable securitization facility;

•	$580.0 million in borrowings under the revolving credit facility under the 2013 Credit Agreement; and

•	Approximately $232.0 million of cash on hand (inclusive of $13.0 million of borrowings under a subsidiary working capital facility).

As a result of the closing of the Beer Business Acquisition without utilizing any of the commitments under an amended and restated bridge financing, this agreement terminated pursuant to its terms on June 7, 2013.

The primary additional estimated payment consists of an adjustment to the purchase price if the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of Modelo’s operations relating to the profit on all sales of beer to Crown Imports during calendar 2012, as defined in the purchase agreement and referred to below as the “2012 EBITDA,” is greater or less than $310.0 million. If the 2012 EBITDA is less than $310.0 million, the Company will be entitled to a purchase price refund equal to 9.3 times the amount by which the 2012 EBITDA is less than $310.0 million. If the 2012 EBITDA is greater than $310.0 million, the Company will be required to pay an additional purchase price equal to 9.3 times the amount by which the 2012 EBITDA is greater than $310.0 million; provided, the increased purchase price may not exceed a cap based on a 2012 EBITDA of $370.0 million.

The potential undiscounted amount of all future payments that the Company could be required to make in connection with this adjustment is between $0.0 million and $558.0 million. The fair value of the additional estimated payment of $543.3 million related to the 2012 EBITDA was estimated by discounting future cash flows.

Prior to the Beer Business Acquisition, the Company accounted for its investment in Crown Imports under the equity method of accounting. In connection with the acquisition method of accounting, the Company’s preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and the Company recognized a gain of $1,642.0 million on its Consolidated Statements of Comprehensive Income for the second quarter of fiscal 2014. The fair value of the Company’s preexisting 50% equity interest was based upon the estimated fair value of the acquired 50% equity interest in Crown Imports. In connection with the Beer Business Acquisition, the Company is required to estimate the fair value of 100% of the separately identifiable assets acquired and liabilities assumed of Crown Imports.

The purchase price of the Beer Business Acquisition and the estimated fair value of the Company’s preexisting 50% equity interest in Crown Imports have been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date. As of the date of filing this Quarterly Report on Form 10-Q, the purchase accounting has not been finalized due primarily to the proximity of the closing date of the transaction to the filing date of this Quarterly Report on Form 10-Q and the pending receipt of the final valuations for certain assets, including inventories, a favorable interim supply agreement, property, plant and equipment, and identifiable intangible assets. The following table summarizes the allocation of the estimated fair value of the Beer Business Acquisition to the separately identifiable assets acquired and liabilities assumed as of June 7, 2013:

(in millions)
Cash	$106.8
Accounts receivable	193.7
Inventories	243.1
Prepaid expenses and other	103.9
Property, plant and equipment	698.9
Goodwill	3,715.8
Intangible assets	2,403.2
Other assets	0.3
Total assets acquired	7,465.7
Accounts payable	123.2
Accrued excise taxes	14.4
Other accrued expenses and liabilities	72.9
Deferred income taxes	66.4
Other liabilities	10.6
Total liabilities assumed	287.5
Total estimated fair value	7,178.2
Less – fair value of the Company’s preexisting 50% equity interest in Crown Imports	(1,845.0)
Less – cash acquired	(106.8)
Estimated aggregate purchase price	$5,226.4

The acquired accounts receivable consist primarily of trade receivables, all of which are expected to be collectible. The acquired inventory was all sold during the second quarter of fiscal 2014. The preliminary intangible assets consist of definite lived customer relationships with an estimated fair value of $22.5 million which are being amortized over a life of 25 years; definite lived copyrights with an estimated fair value of $6.5 million which are being amortized over a life of 2 years; a definite lived distribution agreement with an estimated fair value of $0.4 million which is being amortized over a life of 1.6 years; a definite lived favorable interim supply agreement with an estimated fair value of $68.3 million which is being amortized over a life of 3 years; and a perpetual right to use trademarks with an estimated fair value of $2,305.5 million which is indefinite lived and therefore not subject to amortization.

In determining the preliminary purchase price allocation, the Company considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for the acquired Mexican Beer Brands. The estimated fair values for the customer relationships and the copyrights were determined using a cost approach. The estimated fair value for the distribution agreement was determined using an income approach. The estimated fair value for the trademarks was determined using an income approach, specifically, the relief from royalty method. The estimated fair value for the favorable supply contract was determined using an income approach, specifically, the differential method.

The intangible assets are being amortized either on a straight-line basis or an economic consumption basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based upon estimated cash flows generated from such assets. Goodwill associated with the acquisition is primarily attributable to the distribution of the Mexican Beer Brands in the U.S. as well as complete control over the sourcing of product into the U.S. Approximately $1,649.4 million of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has recognized total acquisition-related costs of $35.7 million and $6.1 million for the six months ended August 31, 2013, and August 31, 2012, respectively, and $8.1 million and $6.1 million for the three months ended August 31, 2013, and August 31, 2012, respectively. Through August 31, 2013, the Company has incurred total acquisition-related costs of $61.7 million, with $35.7 million recognized for the six months ended August 31, 2013, and $26.0 million recognized for the year ended February 28, 2013. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

The results of operations of the Beer Business Acquisition is reported in the Company’s Beer segment and has been included in the consolidated results of operations of the Company from the date of acquisition. The following unaudited pro forma financial information for the six months and three months ended August 31, 2013, and August 31, 2012, presents consolidated information as if the Beer Business Acquisition had occurred on March 1, 2012. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the six months ended August 31, 2013, combines (i)  the Company’s historical statement of income for the six months ended August 31, 2013; (ii)  Crown Imports’ historical statement of income for (a)  the three months ended March 31, 2013, and (b)  the period from June 1, 2013, through June 6, 2013; and(iii)  the Brewery Business’ carve-out combined income statement for the three months ended March 31, 2013. The unaudited pro forma financial information for the three months ended August 31, 2013, combines (i)  the Company’s historical statement of income for the three months ended August 31, 2013; and (ii)  Crown Imports’ historical statement of income for the period from June 1, 2013, through June 6, 2013. The unaudited pro forma financial information for the six months and three months ended August 31, 2013, does not give effect to the Brewery Business’ carve-out combined income statement for the period from June 1, 2013, through June 6, 2013, as it is not significant. The unaudited pro forma financial information for the six months and three months ended August 31, 2012, combines (i)  the Company’s historical statement of income for the six months and three months ended August 31, 2012; (ii)  Crown Imports’ historical statement of income for the six months and three months ended June 30, 2012; and (iii)  the Brewery Business’ carve-out combined income statement for the six months and three months ended ended June 30, 2012. The unaudited pro forma financial information is presented after giving effect to certain adjustments for acquisition-related costs, depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, amortization of deferred financing costs and related income tax effects. The unaudited pro forma financial information excludes the estimated gain of $1,642.0 million on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports as it is a one-time, nonrecurring gain. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2013	2012	2013	2012
(in millions, except per share data)
Net sales	$2,750.6	$2,643.4	$1,511.6	$1,465.8
Income (loss) before income taxes	$156.5	$450.4	$(47.4)	$260.4
Net income (loss)	$18.3	$329.9	$(115.3)	$204.0

Earnings (loss) per common share:
Basic – Class A Common Stock	$0.10	$1.83	$(0.62)	$1.16
Basic – Class B Convertible Common Stock	$0.09	$1.67	$(0.56)	$1.05

Diluted – Class A Common Stock	$0.09	$1.76	$(0.62)	$1.10
Diluted – Class B Convertible Common Stock	$0.09	$1.62	$(0.56)	$1.02

Weighted average common shares outstanding:
Basic – Class A Common Stock	163.277	158.527	164.825	154.794
Basic – Class B Convertible Common Stock	23.485	23.545	23.472	23.536

Diluted – Class A Common Stock	196.056	187.458	196.767	184.640
Diluted – Class B Convertible Common Stock	23.485	23.545	23.472	23.536

4.    INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2013	February 28, 2013
(in millions)
Raw materials and supplies	$90.6	$45.5
In-process inventories	1,115.7	1,168.1
Finished case goods	436.7	267.3
	$1,643.0	$1,480.9

5.    PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	August 31, 2013	February 28, 2013
(in millions)
Income taxes receivable	$98.5	$117.2
Prepaid excise, sales and value added taxes	71.7	20.2
Other	84.2	49.5
	$254.4	$186.9

6.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	August 31, 2013	February 28, 2013
(in millions)
Land and land improvements	$330.4	$304.6
Vineyards	214.4	214.5
Buildings and improvements	507.9	342.0
Machinery and equipment	1,533.0	1,090.6
Motor vehicles	47.5	47.3
Construction in progress	95.7	47.9
	2,728.9	2,046.9
Less – Accumulated depreciation	(858.5)	(817.9)
	$1,870.4	$1,229.0

7.    DERIVATIVE INSTRUMENTS:

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

The Company enters into derivative instruments, primarily interest rate swaps, foreign currency forward and option contracts, and diesel fuel swaps, to manage interest rate, foreign currency and diesel fuel pricing risks, respectively. In accordance with the FASB guidance for derivatives and hedging, the Company recognizes all derivatives as either assets or liabilities on its Consolidated Balance Sheets and measures those instruments at fair value (see Note 8). The fair values of the Company’s derivative instruments change with fluctuations in interest rates, currency rates and/or fuel prices and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage interest rate, foreign currency and diesel fuel pricing risks, including prohibitions on derivative market-making or other speculative activities.

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

Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to the repatriation of those loans or investments; and transportation fuel prices in the U.S. Foreign currency contracts, generally less than 12 months in duration, and diesel fuel swap contracts, generally less than 36 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives as approved by senior management. For these undesignated instruments, the mark to fair value is reported currently through earnings in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income. The Company had undesignated foreign currency contracts outstanding with an absolute notional value of $724.7 million and $355.1 million as of August 31, 2013, and

February 28, 2013, respectively; offsetting undesignated interest rate swap agreements outstanding with an absolute notional value of $1.0 billion as of August 31, 2013, and February 28, 2013 (see Note 13); and undesignated diesel fuel swap contracts outstanding with an absolute notional value of $36.6 million as of August 31, 2013. The Company had no undesignated diesel fuel swap contracts outstanding as of February 28, 2013.

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

The Company had cash flow designated foreign currency contracts outstanding with an absolute notional value of $210.8 million and $220.3 million as of August 31, 2013, and February 28, 2013, respectively; a cash flow designated interest rate swap agreement outstanding with a notional value of $500.0 million as of August 31, 2013, and February 28, 2013 (see Note 13); and cash flow designated diesel fuel swap contracts outstanding with an absolute notional value of $17.4 million as of February 28, 2013. The Company had no cash flow designated diesel fuel swap contracts outstanding as of August 31, 2013. The Company expects $6.8 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

Fair values of derivative instruments:
The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 8):

Balance Sheet Location	August 31, 2013	February 28, 2013
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$3.7	$6.4
Other accrued expenses and liabilities	$0.8	$0.1
Other assets, net	$1.3	$2.4
Other liabilities	$1.3	$0.1

Interest rate swap contracts:
Other accrued expenses and liabilities	$3.5	$3.2
Other assets, net	$2.8	$—
Other liabilities	$—	$3.1

Diesel fuel swap contracts:
Prepaid expenses and other	$—	$0.5
Other assets, net	$—	$0.1
Other liabilities	$—	$0.1

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.9	$0.9
Other accrued expenses and liabilities	$7.8	$5.1

Interest rate swap contracts:
Prepaid expenses and other	$4.1	$3.3
Other accrued expenses and liabilities	$16.3	$13.2
Other assets, net	$—	$3.3
Other liabilities	$19.4	$27.6

Diesel fuel swap contracts:
Prepaid expenses and other	$1.4	$—
Other assets, net	$0.2	$—
Other liabilities	$0.1	$—

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Comprehensive Income, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net (Loss) Gain Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Six Months Ended August 31, 2013
Foreign currency contracts	$(0.2)	Sales	$1.6
Foreign currency contracts	(1.8)	Cost of product sold	0.2
Interest rate swap contracts	2.6	Interest expense, net	(4.1)
Total	$0.6	Total	$(2.3)

For the Six Months Ended August 31, 2012
Foreign currency contracts	$(1.0)	Sales	$1.7
Foreign currency contracts	(1.8)	Cost of product sold	1.4
Diesel fuel swap contracts	0.9	Cost of product sold	—
Interest rate swap contracts	(6.2)	Interest expense, net	(4.1)
Total	$(8.1)	Total	$(1.0)

For the Three Months Ended August 31, 2013
Foreign currency contracts	$0.3	Sales	$0.7
Foreign currency contracts	(0.6)	Cost of product sold	—
Interest rate swap contracts	1.4	Interest expense, net	(2.0)
Total	$1.1	Total	$(1.3)

For the Three Months Ended August 31, 2012
Foreign currency contracts	$(1.4)	Sales	$0.5
Foreign currency contracts	2.1	Cost of product sold	0.8
Diesel fuel swap contracts	0.9	Cost of product sold	—
Interest rate swap contracts	(3.5)	Interest expense, net	(2.0)
Total	$(1.9)	Total	$(0.7)

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain Recognized in Income (Ineffective portion)	Net Gain Recognized in Income (Ineffective portion)
(in millions)
For the Six Months Ended August 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.2
Diesel fuel swap contracts	Selling, general and administrative expenses	0.1
		$0.3

For the Six Months Ended August 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$0.2

For the Three Months Ended August 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.1

For the Three Months Ended August 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$0.3

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Comprehensive Income is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Loss (Gain) Recognized in Income	Net Loss (Gain) Recognized in Income
(in millions)
For the Six Months Ended August 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$(2.6)
Diesel fuel swap contracts	Selling, general and administrative expenses	1.6
		$(1.0)

For the Six Months Ended August 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$(2.2)
Interest rate swap contracts	Interest expense, net	(0.4)
		$(2.6)

For the Three Months Ended August 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$(0.6)
Diesel fuel swap contracts	Selling, general and administrative expenses	2.6
		$2.0

For the Three Months Ended August 31, 2012
Foreign currency contracts	Selling, general and administrative expenses	$2.1
Interest rate swap contracts	Interest expense, net	(0.3)
		$1.8

Credit risk:
The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2013, the fair value of derivative instruments in a net liability position due to counterparties was $38.6 million. If the Company were required to settle the net liability position under these derivative instruments on August 31, 2013, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of August 31, 2013, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of August 31, 2013, the fair value of derivative instruments in a net receivable position due from counterparties was $8.8 million.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	August 31, 2013		February 28, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$116.8	$116.8	$331.5	$331.5
Accounts receivable, net	$655.9	$655.9	$471.9	$471.9
Available-for-sale debt securities	$33.9	$33.9	$34.2	$34.2
Foreign currency contracts	$10.9	$10.9	$9.7	$9.7
Interest rate swap contracts	$6.9	$6.9	$6.6	$6.6
Diesel fuel swap contracts	$1.6	$1.6	$0.6	$0.6

Liabilities:
Notes payable to banks	$272.1	$266.3	$—	$—
Accounts payable	$341.2	$341.2	$209.0	$209.0
Long-term debt, including current portion	$7,028.4	$6,962.9	$3,305.4	$3,603.6
Foreign currency contracts	$9.9	$9.9	$5.3	$5.3
Interest rate swap contracts	$39.2	$39.2	$47.1	$47.1
Diesel fuel swap contracts	$0.1	$0.1	$0.1	$0.1

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2013
Assets:
AFS debt securities	$—	$—	$33.9	$33.9
Foreign currency contracts	$—	$10.9	$—	$10.9
Interest rate swap contracts	$—	$6.9	$—	$6.9
Diesel fuel swap contracts	$—	$1.6	$—	$1.6
Liabilities:
Foreign currency contracts	$—	$9.9	$—	$9.9
Interest rate swap contracts	$—	$39.2	$—	$39.2
Diesel fuel swap contracts	$—	$0.1	$—	$0.1

February 28, 2013
Assets:
AFS debt securities	$—	$—	$34.2	$34.2
Foreign currency contracts	$—	$9.7	$—	$9.7
Interest rate swap contracts	$—	$6.6	$—	$6.6
Diesel fuel swap contracts	$—	$0.6	$—	$0.6
Liabilities:
Foreign currency contracts	$—	$5.3	$—	$5.3
Interest rate swap contracts	$—	$47.1	$—	$47.1
Diesel fuel swap contracts	$—	$0.1	$—	$0.1

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

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Six Months Ended August 31, 2013
Goodwill	$—	$—	$154.8	$283.6
Trademarks	—	—	73.1	17.3
Total	$—	$—	$227.9	$300.9

For the Three Months Ended August 31, 2013
Goodwill	$—	$—	$154.8	$283.6
Trademarks	—	—	73.1	17.3
Total	$—	$—	$227.9	$300.9

Goodwill:
For the three months ended August 31, 2013, the Company identified certain negative trends within its Wine and Spirits’ Canadian reporting unit which, when combined with recent changes in strategy within the Canadian business, indicated that the fair value of the reporting unit might be below its carrying value. These negative trends included a reduction in market growth rates for certain segments of the domestic Canadian wine industry as well as the identification that certain improvement initiatives had not materialized in segments of the Canadian business such as refreshments and wine kits. In addition, imported brands have been experiencing market growth within the Canadian market, and certain of the Company’s non-Canadian branded wine products imported into Canada provide higher margin to the Company on a consolidated basis. Accordingly, the Company has modified its strategy to capitalize on this trend and shift focus from certain segments of the domestic business to imported brands. The Canadian reporting unit realizes only a portion of the overall profit attributable to imported brands whereas it realizes all of the profit attributable to the domestic business. Therefore, the Company performed the two-step process to evaluate goodwill for impairment for the Wine and Spirits’ Canadian reporting unit. In the first step, the fair value of the Canadian reporting unit was compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit was determined on the basis of discounted future cash flows. As the estimated fair value of the reporting unit was less than the carrying value of the reporting unit, a second step was performed to determine the amount of the goodwill impairment the Company should record. In the second step, an implied fair value of the reporting unit’s goodwill was determined by comparing the fair value of the reporting unit with the fair value of the reporting unit’s assets and liabilities other than goodwill (including any unrecognized intangible assets). In determining the estimated fair value of the reporting unit, the Company considered estimates of future operating results and cash flows of the reporting unit discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s updated long-term financial forecast, which was developed as part of the Company’s new strategy for the Canadian business. The decline in the implied fair value of the goodwill and the resulting impairment loss was primarily driven by the updated long-term financial forecasts, which showed lower estimated future operating results primarily due to the change in the Company’s strategy for the Canadian business. The implied fair value of the Canadian reporting unit’s goodwill of $154.8 million compared to the carrying value of the Canadian reporting unit’s goodwill of $433.9 million resulted in the recognition of an impairment of $283.6 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income.

Trademarks:
For the three months ended August 31, 2013, prior to the goodwill impairment analysis, the Company performed a review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated with the Wine and Spirits’ Canadian reporting unit were impaired largely due to lower revenue and profits associated with the related products included in the updated long-term financial forecasts developed as part of the Company’s new strategy for the Canadian business. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow projections the Company uses to estimate the fair values of its trademarks involve several assumptions, including (i)  projected revenue growth rates; (ii)  estimated royalty rates; (iii)  calculated after-tax royalty savings expected from ownership of the subject trademarks; and (iv)  discount rates used to derive the present value factors used in determining the fair value of the trademarks. As a result of this review, trademarks for the Wine and Spirits’ Canadian reporting unit with a carrying value of $90.2 million were written down to their fair value of $73.1 million, resulting in an impairment of $17.3 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income.

9.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Wine and Spirits	Beer	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 29, 2012
Goodwill	$2,632.9	$13.0	$(13.0)	$2,632.9
Accumulated impairment losses	—	—	—	—
	2,632.9	13.0	(13.0)	2,632.9
Purchase accounting allocations	110.0	—	—	110.0
Foreign currency translation adjustments	(20.6)	—	—	(20.6)
Balance, February 28, 2013
Goodwill	2,722.3	13.0	(13.0)	2,722.3
Accumulated impairment losses	—	—	—	—
	2,722.3	13.0	(13.0)	2,722.3
Purchase accounting allocations	—	3,702.8	13.0	3,715.8
Impairment of goodwill	(283.6)	—	—	(283.6)
Foreign currency translation adjustments	(13.7)	(1.6)	—	(15.3)
Balance, August 31, 2013
Goodwill	2,704.1	3,714.2	—	6,418.3
Accumulated impairment losses	(279.1)	—	—	(279.1)
	$2,425.0	$3,714.2	$—	$6,139.2

For the year ended February 28, 2013, purchase accounting allocations of $110.0 million in the Wine and Spirits segment (formerly known as the Constellation Wine and Spirits segment) consist primarily of purchase accounting allocations associated with the acquisition of Mark West (as defined below). For the six months ended August 31, 2013, purchase accounting allocations of $3,702.8 million and $13.0 million in the Beer segment and Consolidations and Eliminations, respectively, consist of purchase accounting allocations associated with the Beer Business Acquisition. For the six months ended August 31, 2013, impairment of goodwill in the Wine and Spirits segment consists of an impairment loss of $283.6 million associated with goodwill assigned to the segment’s Canadian reporting unit.

Mark West –
In July 2012, the Company acquired Mark West for $159.3 million. The transaction primarily includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (“Mark West”). The purchase price was financed with revolver borrowings under the Company’s then existing senior credit facility. In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed have been measured at their acquisition-date fair values. The acquisition of Mark West was not material for purposes of supplemental disclosure pursuant to the FASB guidance on business combinations. The results of operations of Mark West are reported in the Wine and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

10.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	August 31, 2013		February 28, 2013
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$104.8	$74.2	$82.9	$54.7
Favorable interim supply agreement	68.3	65.5	—	—
Other	14.7	7.5	7.9	2.2
Total	$187.8	147.2	$90.8	56.9

Nonamortizable intangible assets:
Trademarks		3,091.5		809.1
Other		5.2		5.4
Total		3,096.7		814.5
Total intangible assets, net		$3,243.9		$871.4

The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months and three months ended August 31, 2013, and August 31, 2012. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $7.1 million and $3.6 million for the six months ended August 31, 2013, and August 31, 2012, respectively, and $5.6 million and $1.8 million for the three months ended August 31, 2013, and August 31, 2012, respectively. Estimated amortization expense for the remaining six months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2014	$8.9
2015	$42.9
2016	$35.1
2017	$5.7
2018	$5.5
2019	$5.5
Thereafter	$43.6

11.    OTHER ASSETS:

The major components of other assets are as follows:

	August 31, 2013	February 28, 2013
(in millions)
Deferred financing costs	$84.8	$54.4
Investments in equity method investees	73.2	243.6
Investment in Accolade	42.5	42.8
Other	17.5	17.3
	218.0	358.1
Less – Accumulated amortization	(18.8)	(13.9)
	$199.2	$344.2

Investments in equity method investees –
Crown Imports:
Prior to June 7, 2013, Constellation Beers Ltd. (“Constellation Beers”), an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V. (“Diblo”), an entity owned 76.75% by Grupo Modelo, S.A.B. de C.V. (“Modelo”) and 23.25% by Anheuser-Busch Companies, Inc., each had, directly or indirectly, equal interests in a joint venture, Crown Imports LLC (“Crown Imports”). Crown Imports had the exclusive right to import, market and sell primarily Modelo’s Mexican beer portfolio sold in the U.S. and Guam (the “Mexican Beer Brands”).

In addition, prior to June 7, 2013, the Company accounted for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports were included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Comprehensive Income through June 6, 2013. The Company received $30.3 million and $130.2 million of cash distributions from Crown Imports for the six months ended August 31, 2013, and August 31, 2012, respectively, all of which represent distributions of earnings. As of February 28, 2013, the Company’s investment in Crown Imports was $169.3 million. As of February 28, 2013, the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party.

The following table presents summarized financial information for the Company’s Crown Imports equity method investment. As the results of operations of Crown Imports have been included in the Company’s consolidated results of operations from the date of acquisition, amounts shown represent 100% of this equity method investment’s results of operations prior to the date of acquisition.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2013	2012	2013	2012
(in millions)
Net sales	$813.4	$1,512.5	$51.8	$788.4
Gross profit	$241.5	$436.8	$15.9	$225.6
Income from continuing operations	$142.1	$266.0	$8.6	$143.2
Net income	$142.1	$266.0	$8.6	$143.2

12.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	August 31, 2013	February 28, 2013
(in millions)
Beer Business Acquisition payable	$556.5	$—
Advertising and promotions	108.6	80.3
Accrued interest	86.7	61.4
Salaries, commissions, and payroll benefits and withholdings	67.5	80.5
Deferred revenue	52.7	49.3
Income taxes payable	44.9	11.2
Other	137.1	139.7
	$1,054.0	$422.4

13.    BORROWINGS:

Borrowings consist of the following:

	August 31, 2013			February 28, 2013
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$78.0	$—	$78.0	$—
Other	194.1	—	194.1	—
	$272.1	$—	$272.1	$—

Long-term Debt:
Senior Credit Facility – Term Loans	$97.0	$2,840.5	$2,937.5	$762.5
Senior Notes	—	4,046.7	4,046.7	2,496.0
Other Long-term Debt	18.7	25.5	44.2	46.9
	$115.7	$6,912.7	$7,028.4	$3,305.4

Senior credit facility –
In connection with the Beer Business Acquisition, on May 2, 2013 (the “Restatement Date”), the Company, CIH International S.à r.l., an indirect wholly owned subsidiary of the Company (“CIH” and together with the Company, the “Borrowers”), and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders (all such parties other than either of the Borrowers are collectively referred to as the “Lenders”) entered into a Restatement Agreement (the “Restatement Agreement”) that amended and restated the Company’s prior senior credit facility (as amended and restated by the Restatement Agreement, the “2013 Credit Agreement”). The Restatement Agreement was entered into by the Company to arrange a portion of the debt to finance the Beer Business Acquisition. The effective date of the Restatement Agreement, June 7, 2013, was the date on which all of the conditions to the 2013 Credit Agreement were satisfied, which occurred on the date of the closing of the Beer Business Acquisition (the “Restatement Effective Date”).

The 2013 Credit Agreement provides for aggregate credit facilities of $3,787.5 million, consisting of a $515.6 million U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A Facility”), a $246.9 million U.S. term loan facility maturing on June 7, 2019 (the “U.S. Term A-1 Facility”), a $675.0 million delayed draw U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A-2 Facility”), a $500.0 million delayed draw European term loan facility maturing on June 7, 2018 (the “European Term A Facility”), a $1,000.0 million European term loan facility maturing on June 7, 2020 (the “European Term B Facility”), and an $850.0 million revolving credit facility

(including a sub-facility for letters of credit of up to $200.0 million) which terminates on June 7, 2018 (the “Revolving Credit Facility”). The 2013 Credit Agreement also permits the Company from time to time after the Restatement Effective Date to elect to increase the Lenders’ revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans, other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $750.0 million. A portion of the borrowings under the 2013 Credit Agreement were used to refinance the outstanding obligations under the Company’s prior senior credit facility with the remainder used to finance a portion of the purchase price for the Beer Business Acquisition and related expenses. The Company intends to use the remaining availability under the 2013 Credit Agreement for general corporate purposes.

The rate of interest for borrowings, excluding the European Term B Facility, under the 2013 Credit Agreement is a function of LIBOR plus a margin or the base rate plus a margin. The rate of interest for the European Term B Facility borrowings under the 2013 Credit Agreement is a function of LIBOR, subject to a minimum rate of 0.75%, plus a margin; or the base rate, subject to a minimum rate of 1.75%, plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2013 Credit Agreement). As of August 31, 2013, the LIBOR margin for the U.S. Term A Facility, the U.S. Term A-2 Facility, the European Term A Facility and the Revolving Credit Facility was 2.0%; the LIBOR margin for the U.S. Term A-1 Facility was 2.25%; and the LIBOR margin for the European Term B Facility was 2.0%.

The principal changes to the Company’s prior senior credit facility effected by the 2013 Credit Agreement are (i)  changes to the rate and term of the revolving credit facility and outstanding term loan facilities that took effect on the Restatement Effective Date, and a new $675.0 million delayed draw U.S. Term A-2 Facility that replaced the former delayed draw term A-2 facility, and (ii)  the creation of a $1,500.0 million delayed draw European term loan facility consisting of the $500.0 million European Term A Facility and the $1,000.0 million European Term B Facility. The Company is the borrower under the U.S. term loan facilities. CIH is the borrower under the European term loan facilities. The 2013 Credit Agreement also modified the maximum net debt coverage ratio financial covenant.

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

As of August 31, 2013, under the 2013 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $515.6 million bearing an interest rate of 2.2%, U.S. Term A-1 Facility of $246.9 million bearing an interest rate of 2.4%, U.S. Term A-2 Facility of $675.0 million bearing an interest rate of 2.2%, European Term A Facility of $500.0 million bearing an interest rate of 2.2%, European Term B Facility of $1,000.0 million bearing an interest rate of 2.8%, Revolving Credit Facility of $78.0 million bearing an interest rate of 2.2%, outstanding letters of credit of $14.1 million, and $757.9 million in revolving loans available to be drawn.

As of August 31, 2013, the required principal repayments under the term loans of the 2013 Credit Agreement for the remaining six months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B Facility	Total
(in millions)
2014	$12.9	$1.2	$16.9	$12.5	$5.0	$48.5
2015	25.8	2.5	33.7	25.0	10.0	97.0
2016	38.7	2.5	50.6	37.5	10.0	139.3
2017	51.5	2.5	67.5	50.0	10.0	181.5
2018	51.5	2.5	67.5	50.0	10.0	181.5
2019	335.2	2.4	438.8	325.0	10.0	1,111.4
Thereafter	—	233.3	—	—	945.0	1,178.3
	$515.6	$246.9	$675.0	$500.0	$1,000.0	$2,937.5

In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated by the Company and the Company entered into an additional undesignated interest rate swap agreement for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreement. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. Accordingly, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For both the six months ended August 31, 2013, and August 31, 2012, the Company reclassified net losses of $4.1 million, net of income tax effect, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. For both the three months ended August 31, 2013, and August 31, 2012, the Company reclassified net losses of $2.0 million, net of income tax effect, from AOCI to interest expenses, net, on the Company’s Consolidated Statements of Comprehensive Income.

Senior notes –
On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s prior senior credit facility and common stock share repurchases under the 2013 Authorization (as defined in Note 16). Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. The April 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The April 2012 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s U.S. subsidiaries guarantee the April 2012 Senior Notes on a senior unsecured basis. As of August 31, 2013, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

On August 14, 2012, the Company issued $650.0 million aggregate principal amount of 4.625% Senior Notes due March 2023 (the “August 2012 Senior Notes”). The Company intended to use the net proceeds from the offering ($640.6 million) to fund a portion of the original agreement signed by the Company in June 2012 to acquire the remaining 50% equity interest in Crown Imports for approximately $1.85 billion (the “Initial Purchase Agreement”). In connection with the issuance of the August 2012 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “August 2012 Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the August 2012 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the

“August 2012 Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Initial Purchase Agreement. If the Initial Purchase Agreement was terminated or had not been consummated on or prior to December 30, 2013, all of the August 2012 Senior Notes would be redeemed (the “Special Mandatory Redemption”) at a price equal to 100% of the outstanding principal amount, together with accrued and unpaid interest to the date of the Special Mandatory Redemption. In accordance with the terms of the August 2012 Escrow Agreement, if the Initial Purchase Agreement was terminated or had not been consummated on or prior to December 30, 2013, the August 2012 Escrowed Property would be released for purposes of effecting the Special Mandatory Redemption. Because of the differences between the terms relating to a February 2013 amendment of the Initial Purchase Agreement and the Initial Purchase Agreement, the Company determined that the conditions for the release of the August 2012 Escrowed Property to the Company pursuant to the August 2012 Escrow Agreement could not be satisfied. Accordingly, the Company gave notice to the escrow agent on February 19, 2013, to release the August 2012 Escrowed Property for purposes of effecting the Special Mandatory Redemption. As a result, the August 2012 Senior Notes were redeemed on February 20, 2013, and the August 2012 Escrow Agreement was terminated in accordance with its terms.

On May 14, 2013, the Company issued $500.0 million aggregate principal amount of 3.75% Senior Notes due May 2021 (the “May 2013 Eight Year Senior Notes”) and $1,050.0 million aggregate principal amount of 4.25% Senior Notes due May 2023 (the “May 2013 Ten Year Senior Notes” and, together with the May 2013 Eight Year Senior Notes, the “May 2013 Senior Notes”). The Company used the net proceeds from the offering ($1,535.5 million) to fund a portion of the purchase price for the Beer Business Acquisition. Interest on the May 2013 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2013. The May 2013 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The May 2013 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness. Certain of the Company’s U.S. subsidiaries guarantee the May 2013 Senior Notes on a senior unsecured basis. In connection with the issuance of the May 2013 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “May 2013 Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the May 2013 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “May 2013 Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Beer Business Acquisition. In accordance with the terms of the May 2013 Escrow Agreement, in connection with the closing of the Beer Business Acquisition, the May 2013 Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition. As of August 31, 2013, the Company had outstanding $1,550.0 million aggregate principal amount of May 2013 Senior Notes.

Debt payments –
As of August 31, 2013, the required principal repayments under long-term debt obligations (excluding unamortized discount of $3.3 million) for the remaining six months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2014	$67.1
2015	608.8
2016	146.7
2017	884.9
2018	883.4
2019	1,112.5
Thereafter	3,328.3
$7,031.7

Accounts receivable securitization facilities –
On December 4, 2012, the Company entered into a 364-day revolving trade accounts receivable securitization facility (the “CBI Facility”). Under the CBI Facility, trade accounts receivable generated by the

Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the CBI SPV to secure borrowings under the CBI Facility. The Company will continue to service the trade accounts receivable as servicer for the CBI Facility. The trade accounts receivable balances related to the CBI Facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the CBI SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. Any borrowings under the CBI Facility will be recorded as secured borrowings and will bear interest at a rate based on a margin of 100 basis points plus the conduit lender’s cost of funds or, if such borrowings were not funded by commercial paper issuances by the conduit lender, one-month LIBOR. The CBI Facility provides borrowing capacity of $65.0 million up to $250.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of August 31, 2013, the CBI SPV had outstanding borrowings under the CBI Facility of $194.1 million bearing an interest rate of 1.2%.

On October 1, 2013, the Company and the CBI SPV amended and restated the CBI Facility (the “Amended CBI Facility”). The Amended CBI Facility remains a 364-day revolving trade accounts receivable securitization facility. Under the Amended CBI Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Amended CBI Facility will be recorded as secured borrowings and will bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 90 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 90 basis points. The Amended CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of October 10, 2013, the CBI SPV had aggregate outstanding borrowings under the Amended CBI Facility of $217.9 million bearing a weighted average interest rate of 1.1%.

Also, on October 1, 2013, Crown Imports entered into a 364-day revolving trade accounts receivable securitization facility (the “Crown Facility”). Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the Crown SPV to secure borrowings under the Crown Facility. Crown Imports will continue to service the trade accounts receivable as servicer for the Crown Facility. The trade accounts receivable balances related to the Crown Facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the Crown SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. Under the Crown Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Crown Facility will be recorded as secured borrowings and will bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 90 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 90 basis points. The Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million structured to account for the seasonality of Crown Imports’ business. As of October 10, 2013, the Crown SPV had aggregate outstanding borrowings under the Crown Facility of $40.0 million bearing a weighted average interest rate of 1.1%.

14.    INCOME TAXES:

The Company’s effective tax rate for the six months ended August 31, 2013, and August 31, 2012, was 5.7% and 24.3%, respectively. The Company’s effective tax rate for the six months ended August 31, 2013, was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports of $1,642.0 million, and the recognition of tax benefits of $6.6 million related to the resolution of certain tax positions, partially offset by the write-off of nondeductible goodwill of $283.6 million. The Company’s effective tax rate for the six months ended August 31, 2012, was substantially impacted by the additional generation of foreign tax credits.

The Company’s effective tax rate for the three months ended August 31, 2013, and August 31, 2012, was 4.1% and 14.9%, respectively. The Company’s effective tax rate for the three months ended August 31, 2013, was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports of $1,642.0 million, and the recognition of tax benefits of $6.6 million related to the resolution of certain tax positions, partially offset by the write-off of nondeductible goodwill of $283.6 million. The Company’s effective tax rate for the three months ended August 31, 2012, was substantially impacted by the additional generation of foreign tax credits.

15.    COMMITMENTS AND CONTINGENCIES:

Indemnification liabilities –
In connection with a prior divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of the divested business, a certain facility in the U.K. and certain income tax matters. As of August 31, 2013, and February 28, 2013, the carrying amount of these indemnification liabilities was $15.1 million. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of August 31, 2013, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $296.2 million under these indemnifications with $281.9 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

In addition, prior to June 7, 2013, the Company was jointly and severally liable with Modelo to indemnify a third party for lease payments over the term of a lease contract between Crown Imports and the third party for the lease of certain office facilities. The carrying amount of this indemnification liability was not material. In connection with the Beer Business Acquisition, this indemnification liability was released to selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

16.    STOCKHOLDERS’ EQUITY:

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

In April 2012, the Company’s Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Share repurchases under the 2013 Authorization may be accomplished at management’s discretion from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund future share repurchases with cash generated from operations, proceeds from borrowings under the accounts receivable securitization facilities or proceeds from revolver borrowings under its senior credit facility. Any repurchased shares will become treasury shares.

During the six months ended August 31, 2012, the Company repurchased 14,023,985 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $296.7 million, or an average cost of $21.15 per share, through open market transactions. The Company used proceeds from the April 2012 Senior

Notes, revolver borrowings under its prior senior credit facilities, and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

17.    EARNINGS PER COMMON SHARE:

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the six months and three months ended August 31, 2013, and August 31, 2012, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the six months and three months ended August 31, 2013, and August 31, 2012, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted earnings per common share is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2013	2012	2013	2012
(in millions, except per share data)
Income available to common stockholders	$1,574.9	$196.6	$1,522.0	$124.6

Weighted average common shares outstanding – basic:
Class A Common Stock	163.277	158.527	164.825	154.794
Class B Convertible Common Stock	23.485	23.545	23.472	23.536

Weighted average common shares outstanding – diluted:
Class A Common Stock	163.277	158.527	164.825	154.794
Class B Convertible Common Stock	23.485	23.545	23.472	23.536
Stock-based awards, primarily stock options	9.294	5.386	8.470	6.310
Weighted average common shares outstanding – diluted	196.056	187.458	196.767	184.640

Earnings per common share – basic:
Class A Common Stock	$8.53	$1.09	$8.18	$0.71
Class B Convertible Common Stock	$7.75	$0.99	$7.43	$0.64
Earnings per common share – diluted:
Class A Common Stock	$8.03	$1.05	$7.74	$0.67
Class B Convertible Common Stock	$7.38	$0.96	$7.11	$0.62

For the six months ended August 31, 2013, and August 31, 2012, stock-based awards, primarily stock options, which could result in the issuance of 1.4 million and 3.6 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended August 31, 2013, and August 31, 2012, stock-based awards, primarily stock options, which could result in the issuance of 1.4 million and 3.2 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

18.    COMPREHENSIVE INCOME:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized losses on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax Amount	Tax (Expense)Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2013
Net income			$1,574.9
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(66.4)	$(1.6)	(68.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(66.4)	(1.6)	(68.0)
Unrealized gain on cash flow hedges:
Net derivative gains	2.4	(1.8)	0.6
Reclassification adjustments	3.6	(1.6)	2.0
Net gain recognized in other comprehensive loss	6.0	(3.4)	2.6
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(2.9)	(0.1)	(3.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(2.9)	(0.1)	(3.0)
Pension/postretirement adjustments:
Net actuarial gains	0.6	(0.2)	0.4
Reclassification adjustments	0.6	(0.1)	0.5
Net gain recognized in other comprehensive loss	1.2	(0.3)	0.9
Other comprehensive loss	$(62.1)	$(5.4)	(67.5)
Total comprehensive income			$1,507.4

For the Six Months Ended August 31, 2012
Net income			$196.6
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(12.4)	$3.5	(8.9)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(12.4)	3.5	(8.9)
Unrealized loss on cash flow hedges:
Net derivative losses	(12.8)	4.7	(8.1)
Reclassification adjustments	2.3	(1.5)	0.8
Net loss recognized in other comprehensive loss	(10.5)	3.2	(7.3)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	—	(0.1)	(0.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	—	(0.1)	(0.1)
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	0.1	—
Reclassification adjustments	0.4	(0.1)	0.3
Net gain recognized in other comprehensive loss	0.3	—	0.3
Other comprehensive loss	$(22.6)	$6.6	(16.0)
Total comprehensive income			$180.6

	Before Tax Amount	Tax (Expense)Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2013
Net income			$1,522.0
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(44.1)	$(1.1)	(45.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(44.1)	(1.1)	(45.2)
Unrealized gain on cash flow hedges:
Net derivative gains	2.4	(1.3)	1.1
Reclassification adjustments	2.1	(0.9)	1.2
Net gain recognized in other comprehensive loss	4.5	(2.2)	2.3
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(1.7)	—	(1.7)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(1.7)	—	(1.7)
Pension/postretirement adjustments:
Net actuarial gains	0.4	(0.1)	0.3
Reclassification adjustments	0.3	—	0.3
Net gain recognized in other comprehensive loss	0.7	(0.1)	0.6
Other comprehensive loss	$(40.6)	$(3.4)	(44.0)
Total comprehensive income			$1,478.0

For the Three Months Ended August 31, 2012
Net income			$124.6
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gains	$70.7	$3.7	74.4
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	70.7	3.7	74.4
Unrealized loss on cash flow hedges:
Net derivative losses	(4.2)	2.3	(1.9)
Reclassification adjustments	1.2	(0.8)	0.4
Net loss recognized in other comprehensive income	(3.0)	1.5	(1.5)
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	2.3	(0.1)	2.2
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	2.3	(0.1)	2.2
Pension/postretirement adjustments:
Net actuarial losses	(0.9)	0.3	(0.6)
Reclassification adjustments	0.2	(0.1)	0.1
Net loss recognized in other comprehensive income	(0.7)	0.2	(0.5)
Other comprehensive income	$69.3	$5.3	74.6
Total comprehensive income			$199.2

Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized (Losses) Gains on Derivative Instruments	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2013	$170.4	$(20.2)	$1.4	$(19.5)	$132.1
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification adjustments	(68.0)	0.6	(3.0)	0.4	(70.0)
Amounts reclassified from accumulated other comprehensive income	—	2.0	—	0.5	2.5
Other comprehensive (loss) income	(68.0)	2.6	(3.0)	0.9	(67.5)
Balance, August 31, 2013	$102.4	$(17.6)	$(1.6)	$(18.6)	$64.6

19.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of August 31, 2013, and February 28, 2013, the condensed consolidating statements of comprehensive income for the six months and three months ended August 31, 2013, and August 31, 2012, and the condensed consolidating statements of cash flows for the six months ended August 31, 2013, and August 31, 2012, for the Company, the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”) and the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”). The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2013
Current assets:
Cash and cash investments	$7.4	$1.3	$108.1	$—	$116.8
Accounts receivable, net	0.2	191.1	464.6	—	655.9
Inventories	156.2	1,129.1	396.3	(38.6)	1,643.0
Prepaid expenses and other	35.7	86.3	492.8	(360.4)	254.4
Intercompany receivable	8,983.0	10,702.0	2,668.2	(22,353.2)	—
Total current assets	9,182.5	12,109.8	4,130.0	(22,752.2)	2,670.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Property, plant and equipment, net	40.7	839.4	990.3	—	1,870.4
Investments in subsidiaries	10,207.1	2.8	—	(10,209.9)	—
Goodwill	—	5,504.8	634.4	—	6,139.2
Intangible assets, net	—	711.7	2,532.2	—	3,243.9
Intercompany notes receivable	3,616.3	36.7	32.6	(3,685.6)	—
Other assets, net	60.6	76.1	70.9	(8.4)	199.2
Total assets	$23,107.2	$19,281.3	$8,390.4	$(36,656.1)	$14,122.8

Current liabilities:
Notes payable to banks	$78.0	$—	$194.1	$—	$272.1
Current maturities of long-term debt	62.7	18.0	35.0	—	115.7
Accounts payable	26.7	172.8	141.7	—	341.2
Accrued excise taxes	10.3	12.9	4.4	—	27.6
Intercompany payable	12,474.3	7,276.1	2,602.8	(22,353.2)	—
Other accrued expenses and liabilities	495.7	246.3	683.3	(371.3)	1,054.0
Total current liabilities	13,147.7	7,726.1	3,661.3	(22,724.5)	1,810.6
Long-term debt, less current maturities	5,422.1	25.4	1,465.2	—	6,912.7
Deferred income taxes	6.5	551.0	147.7	(8.4)	696.8
Intercompany notes payable	—	3,668.1	17.5	(3,685.6)	—
Other liabilities	20.5	54.2	117.6	—	192.3
Stockholders’ equity	4,510.4	7,256.5	2,981.1	(10,237.6)	4,510.4
Total liabilities and stockholders’ equity	$23,107.2	$19,281.3	$8,390.4	$(36,656.1)	$14,122.8

Condensed Consolidating Balance Sheet at February 28, 2013
Current assets:
Cash and cash investments	$185.8	$0.7	$145.0	$—	$331.5
Accounts receivable, net	0.7	10.1	461.1	—	471.9
Inventories	151.5	1,019.4	317.2	(7.2)	1,480.9
Prepaid expenses and other	25.8	54.5	447.8	(341.2)	186.9
Intercompany receivable	6,956.2	9,291.4	1,075.1	(17,322.7)	—
Total current assets	7,320.0	10,376.1	2,446.2	(17,671.1)	2,471.2
Property, plant and equipment, net	43.3	832.7	353.0	—	1,229.0
Investments in subsidiaries	7,281.5	2.8	—	(7,284.3)	—
Goodwill	—	2,097.9	624.4	—	2,722.3
Intangible assets, net	—	686.5	184.9	—	871.4
Intercompany notes receivable	1,611.2	—	32.6	(1,643.8)	—
Other assets, net	49.8	256.7	58.6	(20.9)	344.2
Total assets	$16,305.8	$14,252.7	$3,699.7	$(26,620.1)	$7,638.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Current liabilities:
Notes payable to banks	$—	$—	$—	$—	$—
Current maturities of long-term debt	9.8	17.7	0.1	—	27.6
Accounts payable	39.2	106.4	63.4	—	209.0
Accrued excise taxes	11.4	3.7	3.8	—	18.9
Intercompany payable	9,615.5	6,318.7	1,388.5	(17,322.7)	—
Other accrued expenses and liabilities	501.8	187.5	76.1	(343.0)	422.4
Total current liabilities	10,177.7	6,634.0	1,531.9	(17,665.7)	677.9
Long-term debt, less current maturities	3,251.0	26.8	—	—	3,277.8
Deferred income taxes	—	543.0	77.5	(20.9)	599.6
Intercompany notes payable	—	1,634.9	8.9	(1,643.8)	—
Other liabilities	16.8	72.5	133.2	—	222.5
Stockholders’ equity	2,860.3	5,341.5	1,948.2	(7,289.7)	2,860.3
Total liabilities and stockholders’ equity	$16,305.8	$14,252.7	$3,699.7	$(26,620.1)	$7,638.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2013
Sales	$1,121.8	$1,633.4	$420.4	$(796.1)	$2,379.5
Less – excise taxes	(153.3)	(59.1)	(33.9)	—	(246.3)
Net sales	968.5	1,574.3	386.5	(796.1)	2,133.2
Cost of product sold	(825.0)	(1,092.7)	(138.7)	756.3	(1,300.1)
Gross profit	143.5	481.6	247.8	(39.8)	833.1
Selling, general and administrative expenses	(216.3)	(144.5)	(77.2)	8.3	(429.7)
Impairment of goodwill and intangible assets	—	—	(300.9)	—	(300.9)
Gain on remeasurement to fair value of equity method investment	—	1,642.0	—	—	1,642.0
Operating (loss) income	(72.8)	1,979.1	(130.3)	(31.5)	1,744.5
Equity in earnings of equity method investees and subsidiaries	1,720.9	74.1	0.2	(1,724.9)	70.3
Interest income	0.1	—	3.8	—	3.9
Intercompany interest income	70.7	77.9	0.8	(149.4)	—
Interest expense	(130.8)	(3.0)	(15.2)	—	(149.0)
Intercompany interest expense	(82.7)	(66.4)	(0.3)	149.4	—
Loss on write-off of financing costs	—	—	—	—	—
Income (loss) before income taxes	1,505.4	2,061.7	(141.0)	(1,756.4)	1,669.7
Benefit from (provision for) income taxes	69.5	(153.0)	(20.5)	9.2	(94.8)
Net income (loss)	$1,574.9	$1,908.7	$(161.5)	$(1,747.2)	$1,574.9
Comprehensive income (loss)	$1,507.4	$1,915.8	$(236.3)	$(1,679.5)	$1,507.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2012
Sales	$966.6	$800.4	$400.2	$(644.2)	$1,523.0
Less – excise taxes	(103.4)	(54.6)	(31.7)	—	(189.7)
Net sales	863.2	745.8	368.5	(644.2)	1,333.3
Cost of product sold	(680.7)	(537.5)	(219.3)	639.9	(797.6)
Gross profit	182.5	208.3	149.2	(4.3)	535.7
Selling, general and administrative expenses	(166.6)	(52.3)	(85.9)	5.8	(299.0)
Impairment of goodwill and intangible assets	—	—	—	—	—
Gain on remeasurement to fair value of equity method investment	—	—	—	—	—
Operating income	15.9	156.0	63.3	1.5	236.7
Equity in earnings of equity method investees and subsidiaries	285.6	129.6	0.2	(284.3)	131.1
Interest income	0.1	—	2.8	—	2.9
Intercompany interest income	39.5	95.4	0.8	(135.7)	—
Interest expense	(106.1)	(0.6)	(1.5)	—	(108.2)
Intercompany interest expense	(95.4)	(40.2)	(0.1)	135.7	—
Loss on write-off of financing costs	(2.8)	—	—	—	(2.8)
Income before income taxes	136.8	340.2	65.5	(282.8)	259.7
Benefit from (provision for) income taxes	59.8	(131.0)	8.4	(0.3)	(63.1)
Net income	$196.6	$209.2	$73.9	$(283.1)	$196.6
Comprehensive income	$180.6	$207.7	$61.3	$(269.0)	$180.6

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2013
Sales	$569.3	$1,243.1	$206.5	$(405.6)	$1,613.3
Less – excise taxes	(75.2)	(61.1)	(17.2)	—	(153.5)
Net sales	494.1	1,182.0	189.3	(405.6)	1,459.8
Cost of product sold	(425.0)	(817.6)	(12.2)	372.0	(882.8)
Gross profit	69.1	364.4	177.1	(33.6)	577.0
Selling, general and administrative expenses	(97.3)	(115.6)	(35.3)	4.1	(244.1)
Impairment of goodwill and intangible assets	—	—	(300.9)	—	(300.9)
Gain on remeasurement to fair value of equity method investment	—	1,642.0	—	—	1,642.0
Operating (loss) income	(28.2)	1,890.8	(159.1)	(29.5)	1,674.0
Equity in earnings of equity method investees and subsidiaries	1,587.1	7.7	0.1	(1,591.2)	3.7
Interest income	0.1	—	1.9	—	2.0
Intercompany interest income	44.9	41.2	0.4	(86.5)	—
Interest expense	(77.4)	(0.3)	(14.6)	—	(92.3)
Intercompany interest expense	(43.7)	(42.6)	(0.2)	86.5	—
Loss on write-off of financing costs	—	—	—	—	—
Income (loss) before income taxes	1,482.8	1,896.8	(171.5)	(1,620.7)	1,587.4
Benefit from (provision for) income taxes	39.2	(91.0)	(22.2)	8.6	(65.4)
Net income (loss)	$1,522.0	$1,805.8	$(193.7)	$(1,612.1)	$1,522.0
Comprehensive income (loss)	$1,478.0	$1,809.5	$(241.7)	$(1,567.8)	$1,478.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2012
Sales	$511.3	$399.3	$206.8	$(319.7)	$797.7
Less – excise taxes	(54.8)	(28.1)	(16.3)	—	(99.2)
Net sales	456.5	371.2	190.5	(319.7)	698.5
Cost of product sold	(342.5)	(276.6)	(113.0)	318.7	(413.4)
Gross profit	114.0	94.6	77.5	(1.0)	285.1
Selling, general and administrative expenses	(84.2)	(33.2)	(40.2)	3.1	(154.5)
Impairment of goodwill and intangible assets	—	—	—	—	—
Gain on remeasurement to fair value of equity method investment	—	—	—	—	—
Operating income	29.8	61.4	37.3	2.1	130.6
Equity in earnings of equity method investees and subsidiaries	146.9	72.2	0.1	(148.7)	70.5
Interest income	0.1	—	1.4	—	1.5
Intercompany interest income	19.8	49.0	0.4	(69.2)	—
Interest expense	(55.4)	—	(0.7)	—	(56.1)
Intercompany interest expense	(49.1)	(20.1)	—	69.2	—
Loss on write-off of financing costs	—	—	—	—	—
Income before income taxes	92.1	162.5	38.5	(146.6)	146.5
Benefit from (provision for) income taxes	32.5	(62.0)	7.8	(0.2)	(21.9)
Net income	$124.6	$100.5	$46.3	$(146.8)	$124.6
Comprehensive income	$199.2	$106.8	$123.3	$(230.1)	$199.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2013
Net cash provided by (used in) operating activities	$1,551.1	$(1,200.3)	$138.2	$—	$489.0

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(1,770.1)	(2,902.8)	—	(4,672.9)
Purchases of property, plant and equipment	(5.0)	(33.1)	(11.1)	—	(49.2)
Proceeds from sales of assets	—	0.2	1.4	—	1.6
Proceeds from notes receivable	—	—	—	—	—
Other investing activities	—	2.3	(1.2)	—	1.1
Net cash used in investing activities	(5.0)	(1,800.7)	(2,913.7)	—	(4,719.4)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	(4,089.4)	3,025.6	1,063.8	—	—
Proceeds from issuance of long-term debt	2,225.0	—	1,500.0	—	3,725.0
Net proceeds from notes payable	78.0	—	194.1	—	272.1
Proceeds from exercises of employee stock options	77.5	—	—	—	77.5
Excess tax benefits from stock-based payment awards	53.8	—	—	—	53.8
Proceeds from employee stock purchases	2.5	—	—	—	2.5
Payment of financing costs of long-term debt	(69.6)	—	(12.6)	—	(82.2)
Payment of minimum tax withholdings on stock-based payment awards	—	(16.4)	(1.6)	—	(18.0)
Principal payments of long-term debt	(2.3)	(7.6)	—	—	(9.9)
Payment of restricted cash upon issuance of long-term debt	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—
Net cash (used in) provided by financing activities	(1,724.5)	3,001.6	2,743.7	—	4,020.8

Effect of exchange rate changes on cash and cash investments	—	—	(5.1)	—	(5.1)

Net (decrease) increase in cash and cash investments	(178.4)	0.6	(36.9)	—	(214.7)
Cash and cash investments, beginning of period	185.8	0.7	145.0	—	331.5
Cash and cash investments, end of period	$7.4	$1.3	$108.1	$—	$116.8

Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2012
Net cash provided by operating activities	$209.8	$142.6	$16.1	$—	$368.5

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(159.7)	—	—	(159.7)
Purchases of property, plant and equipment	(7.9)	(21.1)	(6.6)	—	(35.6)
Proceeds from sales of assets	—	4.9	3.0	—	7.9
Proceeds from notes receivable	1.2	3.4	—	—	4.6
Other investing activities	(0.3)	(0.8)	(0.1)	—	(1.2)
Net cash used in investing activities	(7.0)	(173.3)	(3.7)	—	(184.0)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Intercompany financings, net	(77.4)	33.7	43.7	—	—
Proceeds from issuance of long-term debt	2,050.0	—	—	—	2,050.0
Net repayment of notes payable	(298.0)	—	(60.3)	—	(358.3)
Proceeds from exercises of employee stock options	110.5	—	—	—	110.5
Excess tax benefits from stock-based payment awards	11.4	—	—	—	11.4
Proceeds from employee stock purchases	2.1	—	—	—	2.1
Payment of financing costs of long-term debt	(34.1)	—	—	—	(34.1)
Payment of minimum tax withholdings on stock-based payment awards	—	—	(0.5)	—	(0.5)
Principal payments of long-term debt	(835.2)	(2.8)	—	—	(838.0)
Payment of restricted cash upon issuance of long-term debt	(650.0)	—	—	—	(650.0)
Purchases of treasury stock	(383.0)	—	—	—	(383.0)
Net cash (used in) provided by financing activities	(103.7)	30.9	(17.1)	—	(89.9)

Effect of exchange rate changes on cash and cash investments	—	—	(1.9)	—	(1.9)

Net increase (decrease) in cash and cash investments	99.1	0.2	(6.6)	—	92.7
Cash and cash investments, beginning of period	0.5	0.6	84.7	—	85.8
Cash and cash investments, end of period	$99.6	$0.8	$78.1	$—	$178.5

20.    BUSINESS SEGMENT INFORMATION:

Prior to the Beer Business Acquisition, Crown Imports was a reportable segment of the Company. In connection with the Beer Business Acquisition and the resulting consolidation of the acquired businesses from the date of acquisition, the Crown Imports segment, together with the Brewery Purchase, is now known as the Beer segment. Accordingly, the Company’s internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and the Company reports its operating results in three segments:  (i)  Beer (imported beer), (ii)  Wine and Spirits (wine and spirits), and (iii)  Corporate Operations and Other. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

For the six months and three months ended August 31, 2013, and August 31, 2012, restructuring charges and unusual items included in operating income consist of:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2013	2012	2013	2012
(in millions)
Cost of Product Sold:
Flow through of inventory step-up	$11.0	$2.3	$9.5	$1.5
Amortization of favorable interim supply agreement	2.1	—	2.1	—
Cost of Product Sold	13.1	2.3	11.6	1.5

Selling, General and Administrative Expenses:
Transaction and related costs associated with pending and completed acquisitions	34.9	9.1	7.4	9.1
Deferred compensation	7.0	—	—	—
Restructuring charges	(0.9)	0.7	—	0.2
Other costs	(2.0)	1.4	—	(0.8)
Selling, General and Administrative Expenses	39.0	11.2	7.4	8.5

Impairment of Goodwill and Intangible Assets	300.9	—	300.9	—

Gain on Remeasurement to Fair Value of Equity Method Investment	(1,642.0)	—	(1,642.0)	—

Restructuring Charges and Unusual Items	$(1,289.0)	$13.5	$(1,322.1)	$10.0

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

Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2013	2012	2013	2012
(in millions)
Beer
Net sales	$1,576.2	$1,512.5	$814.6	$788.4
Segment operating income	$363.9	$266.4	$229.9	$143.4
Long-lived tangible assets	$668.7	$9.0	$668.7	$9.0
Total assets	$7,294.5	$463.7	$7,294.5	$463.7
Capital expenditures	$3.6	$0.4	$3.3	$0.1
Depreciation and amortization	$13.1	$1.5	$12.6	$0.8

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2013	2012	2013	2012
(in millions)
Wine and Spirits
Net sales:
Wine	$1,226.4	$1,177.2	$629.1	$615.9
Spirits	144.0	156.1	$67.9	$82.6
Net sales	$1,370.4	$1,333.3	$697.0	$698.5
Segment operating income	$282.4	$294.3	$154.8	$161.3
Equity in earnings (losses) of equity method investees	$0.1	$(1.1)	$(0.6)	$(0.8)
Long-lived tangible assets	$1,081.3	$1,101.7	$1,081.3	$1,101.7
Investments in equity method investees	$73.2	$70.3	$73.2	$70.3
Total assets	$6,403.1	$6,822.4	$6,403.1	$6,822.4
Capital expenditures	$35.6	$30.7	$19.1	$14.9
Depreciation and amortization	$47.5	$44.4	$23.4	$21.9

Corporate Operations and Other
Net sales	$—	$—	$—	$—
Segment operating loss	$(48.2)	$(44.1)	$(24.2)	$(20.7)
Long-lived tangible assets	$120.4	$131.8	$120.4	$131.8
Total assets	$425.2	$1,039.0	$425.2	$1,039.0
Capital expenditures	$10.3	$4.9	$4.8	$1.1
Depreciation and amortization	$11.1	$11.6	$6.2	$6.0

Restructuring Charges and Unusual Items
Operating income (loss)	$1,289.0	$(13.5)	$1,322.1	$(10.0)
Equity in losses of equity method investees	$(0.1)	$—	$—	$—

Consolidation and Eliminations
Net sales	$(813.4)	$(1,512.5)	$(51.8)	$(788.4)
Operating income	$(142.6)	$(266.4)	$(8.6)	$(143.4)
Equity in earnings of Crown Imports	$70.3	$132.2	$4.3	$71.3
Long-lived tangible assets	$—	$(9.0)	$—	$(9.0)
Investments in equity method investees	$—	$179.1	$—	$179.1
Total assets	$—	$(284.6)	$—	$(284.6)
Capital expenditures	$(0.3)	$(0.4)	$—	$(0.1)
Depreciation and amortization	$(0.5)	$(1.5)	$—	$(0.8)

Consolidated
Net sales	$2,133.2	$1,333.3	$1,459.8	$698.5
Operating income	$1,744.5	$236.7	$1,674.0	$130.6
Equity in earnings of equity method investees	$70.3	$131.1	$3.7	$70.5
Long-lived tangible assets	$1,870.4	$1,233.5	$1,870.4	$1,233.5
Investments in equity method investees	$73.2	$249.4	$73.2	$249.4
Total assets	$14,122.8	$8,040.5	$14,122.8	$8,040.5
Capital expenditures	$49.2	$35.6	$27.2	$16.0
Depreciation and amortization	$71.2	$56.0	$42.2	$27.9

21.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

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

Income taxes –
In July 2013, the FASB issued amended guidance to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2014. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is the world’s leading premium wine company with a broad portfolio of consumer-preferred premium wine, imported beer and spirits brands complemented by other select beverage alcohol products. The Company is the third largest producer and marketer of beer for the United States (“U.S.”) market, the largest multi-category supplier (wine, spirits and beer) of beverage alcohol in the U.S., the leading producer and marketer of wine in Canada, and a leading producer and exporter of wine from New Zealand and Italy.

Prior to the Beer Business Acquisition (as defined below), Crown Imports, the Company’s prior investment in a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”) which operated as Crown Imports LLC, was a reportable segment of the Company. In connection with the Beer Business Acquisition and the resulting consolidation of the acquired businesses from the date of acquisition, the Crown Imports segment, together with the Brewery Purchase (as defined below), is now known as the Beer segment. Accordingly, the Company’s internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits (formerly known as Constellation Wine and Spirits) and the Company reports its operating results in three segments:  (i)  Beer (imported beer), (ii)  Wine and Spirits (wine and spirits), and (iii)  Corporate Operations and Other. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

The Company’s business strategy in the Wine and Spirits segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, the Company continues to focus on growing premium product categories. The Company has consolidated its U.S. distributor network in markets where it was feasible, which currently represents about 70% of the Company’s branded wine and spirits volume in the U.S., in order to obtain dedicated selling resources which focus on the Company’s U.S. wine and spirits portfolio to drive organic growth. Throughout the remainder of the terms of these contracts, the majority of which continue through the end of fiscal 2015, the Company expects shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

The Company believes the current overall supply of wine is generally in balance with demand within the U.S. Although the calendar 2013 U.S. grape harvest is not complete, the Company currently expects the overall yield of this harvest to be similar to the calendar 2012 U.S. grape harvest. Accordingly, the Company currently expects that the calendar 2013 U.S. grape harvest may continue to provide some relief from the recent tightening of supply within certain U.S. varietals due to relatively smaller U.S. grape harvests in the recent years.

The Company’s business strategy in the Beer segment is twofold, including (i)  continued focus on growing the premium Mexican beer portfolio in the U.S. through innovation and new product development within the existing portfolio of brands, as well as expanding distribution for key brands, and (ii)  completion of the required brewery expansion in Mexico by December 31, 2016, with a goal to complete the expansion within three years from the date of acquisition (see additional discussion below under “Acquisition in Fiscal 2014 and Fiscal 2013 –
Beer Business Acquisition.”)

The Company remains committed to its long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth and reduce borrowings.

Marketing, sales and distribution of the Company’s products are managed on a geographic basis in order to fully leverage leading market positions. In addition, market dynamics and consumer trends vary across each of the Company’s markets. Within its primary market in the U.S., the Company offers a range of beverage alcohol products across the branded wine, imported beer and spirits categories, with separate distribution networks utilized for its imported beer and wine and spirits portfolios. Within its next largest market in Canada, the Company offers a range of beverage alcohol products primarily across the branded wine category. The environment for the Company’s products is competitive in each of the Company’s markets.

In the fourth quarter of fiscal 2013, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units, as the fair value of each of the Company’s reporting units with goodwill exceeded their carrying value. However, based on this analysis, the fair value of the Company’s Wine and Spirits’ Canadian reporting unit exceeded its carrying value by only 9%. For Second Quarter 2014 (as defined below), the Company identified certain negative trends within its Wine and Spirits’ Canadian reporting unit which, when combined with recent changes in strategy within the Canadian business, indicated that the fair value of the reporting unit might be below its carrying value. These negative trends included a reduction in market growth rates for certain segments of the domestic Canadian wine industry as well as the identification that certain improvement initiatives had not materialized in segments of the Canadian business such as refreshments and wine kits. In addition, imported brands have been experiencing market growth within the Canadian market, and certain of the Company’s non-Canadian branded wine products imported into Canada provide higher margin to the Company on a consolidated basis. Accordingly, the Company has modified its strategy to capitalize on this trend and shift focus from certain segments of the domestic business to imported brands. The Canadian reporting unit realizes only a portion of the overall profit attributable to imported brands whereas it realizes all of the profit attributable to the domestic business.

Therefore, the Company performed the two-step process to evaluate goodwill for impairment for the Wine and Spirits’ Canadian reporting unit. In the first step, the fair value of the Canadian reporting unit was compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit was determined on the basis of discounted future cash flows. As the estimated fair value of the reporting unit was less than the carrying value of the reporting unit, a second step was performed to determine the amount of the goodwill impairment the Company should record. In the second step, an implied fair value of the reporting unit’s goodwill was determined by comparing the fair value of the reporting unit with the fair value of the reporting unit’s assets and liabilities other than goodwill (including any unrecognized intangible assets). In determining the estimated fair value of the reporting unit, the Company considered estimates of future operating results and cash flows of the reporting unit discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s updated long-term financial forecast, which was developed as part of the Company’s new strategy for the Canadian business. The decline in the implied fair value of the goodwill and the resulting impairment loss was primarily driven by the updated long-term financial forecasts, which showed lower estimated future operating results primarily due to the change in the Company’s strategy for the Canadian business. The implied fair value of the Canadian reporting unit’s goodwill of $154.8 million compared to the carrying value of the Canadian reporting unit’s goodwill of $433.9 million resulted in the recognition of an impairment of $283.6 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income. In estimating the fair value of the reporting unit, management made assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value were consistent with historical trends and the projections and assumptions that were used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment losses for these assets.

For Second Quarter 2014, prior to the goodwill impairment analysis, the Company performed a review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated with the Wine and Spirits’ Canadian reporting unit were impaired largely due to lower revenue and profits associated with the related products included in the updated long-term financial forecasts developed as part of the Company’s new strategy for the Canadian business. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow projections the Company uses to estimate the fair values of its trademarks involve several assumptions, including (i)  projected revenue growth rates; (ii)  estimated royalty rates; (iii)  calculated after-tax royalty savings expected from ownership of the subject trademarks; and (iv)  discount rates used to derive the present value factors used in determining the fair value of the trademarks. As a result of this review, trademarks for the Wine and Spirits’ Canadian reporting unit with a carrying value of $90.2 million were written down to their fair value of $73.1 million, resulting in an impairment of $17.3 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income. The most significant assumptions used in the discounted cash flow projections to determine the fair value of intangible assets with indefinite lives in connection with impairment testing are:  (i)  the estimated royalty rate, (ii)  the discount rate, (iii)  the expected long-term growth rate and (iv)  the annual cash flow projections. If the Company used a royalty rate that was 50 basis points lower or used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of intangible assets with indefinite lives, these changes would have resulted in an additional impairment charge in the range of $1.0 million to $12.0 million for the Canadian reporting unit’s indefinite lived intangible assets.

For the three months ended August 31, 2013 (“Second Quarter 2014”), the Company’s net sales increased 109% over the three months ended August 31, 2012 (“Second Quarter 2013”), primarily due to the Beer Business Acquisition. Operating income increased significantly over the comparable prior year period primarily due to a nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports combined with the benefit from the Beer Business Acquisition, partially offset by the impairment of nondeductible goodwill and intangible assets. The significant increase in net income over the comparable prior year period is primarily due to the items discussed above, partially offset by lower equity in earnings of Crown Imports and an increase in interest expense, net.

For the six months ended August 31, 2013 (“Six Months 2014”), the Company’s net sales increased 60% over the six months ended August 31, 2012 (“Six Months 2013”), primarily due to the Beer Business Acquisition and base branded (as defined below) wine volume growth. Operating income increased significantly over the comparable prior year period primarily due to the nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports combined with the benefit from the Beer Business Acquisition, partially offset by the impairment of nondeductible goodwill and intangible assets. The significant increase in net income over the comparable prior year period is primarily due to the items discussed above, partially offset by lower equity in earnings of Crown Imports and an increase in interest expense, net.

The following discussion and analysis summarizes the significant factors affecting (i)  consolidated results of operations of the Company for Second Quarter 2014 compared to Second Quarter 2013 and Six Months 2014 compared to Six Months 2013, and (ii)  financial liquidity and capital resources for Six Months 2014. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2014 (“Fiscal 2014”). References to base branded exclude the impact of branded wine acquired in the acquisition of Mark West. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013 (“Fiscal 2013”).

Acquisition in Fiscal 2014 and Fiscal 2013

Beer Business Acquisition

On June 7, 2013, the Company acquired (i)  the remaining 50% equity interest in Crown Imports (the “Crown Acquisition”) and (ii)(a)  all of the issued and outstanding equity interests of Compañía Cervecera de Coahuila, S. de R.L. de C.V., which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)(b)  all of the issued and outstanding equity interests of Servicios Modelo de Coahuila, S. de R.L. de C.V., which provides personnel and services for the operation and maintenance of the Brewery, and (ii)(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell Modelo’s Mexican beer portfolio sold in the U.S. and Guam as of the date of the acquisition, and certain extensions (all collectively referred to as the “Brewery Purchase”). The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.” In connection with the Beer Business Acquisition, the Company is required to build out and expand the Brewery to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates Modelo to provide Crown Imports with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The Beer Business Acquisition has positioned the Company as the third largest producer and marketer of beer for the U.S. market and the largest multi-category supplier (wine, spirits and beer) of beverage alcohol in the U.S. The estimated aggregate purchase price of $5,226.4 million consists of cash paid at closing of $4,745.0 million, net of cash acquired of $106.8 million, plus additional estimated cash payments of $588.2 million (expected to be paid within 12 months of closing) which represent an adjustment to the purchase price for the finalization of the 2012 EBITDA (as defined below) as well as certain working capital adjustments. The aggregate cash paid at closing was financed with:

•	The proceeds from the issuance of $1,550.0 million aggregate principal amount of May 2013 Senior Notes (as defined below);

•
$1,500.0 million in term loans consisting of a $500.0 million European Term A Facility (as defined below) and a $1,000.0 million European Term B Facility (as defined below) under the 2013 Credit Agreement (as defined below);

•	$675.0 million in term loans under the U.S. Term A-2 facility (as defined below) under the 2013 Credit Agreement;

•	$208.0 million in proceeds of borrowings under the Company’s then existing accounts receivable securitization facility (as discussed below);

•	$580.0 million in borrowings under the revolving credit facility under the 2013 Credit Agreement; and

•	Approximately $232.0 million of cash on hand (inclusive of $13.0 million of borrowings under a subsidiary working capital facility).

As a result of the closing of the Beer Business Acquisition without utilizing any of the commitments under an amended and restated bridge financing, this agreement terminated pursuant to its terms on June 7, 2013.

The primary additional estimated payment consists of an adjustment to the purchase price if the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of Modelo’s operations relating to the profit on all sales of beer to Crown Imports during calendar 2012, as defined in the purchase agreement and referred to below as the “2012 EBITDA,” is greater or less than $310.0 million. If the 2012 EBITDA is less than $310.0 million, the Company will be entitled to a purchase price refund equal to 9.3 times the amount by which the 2012 EBITDA is less than $310.0 million. If the 2012 EBITDA is greater than $310.0 million, the Company will be required to pay an additional purchase price equal to 9.3 times the amount by which the 2012 EBITDA is greater than $310.0 million; provided, the increased purchase price may not exceed a cap based on a 2012 EBITDA of $370.0 million. The potential undiscounted amount of all future payments that the Company could be required to make in connection with this adjustment is between $0.0 million and $558.0 million.

Prior to the Beer Business Acquisition, the Company accounted for its investment in Crown Imports under the equity method of accounting. In connection with the acquisition method of accounting, the Company’s preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and the Company recognized a gain of $1,642.0 million on its Consolidated Statements of Comprehensive Income for the second quarter of fiscal 2014.

The Company has recognized acquisition-related costs of $8.1 million and $6.1 million for Second Quarter 2014 and Second Quarter 2013, respectively, and $35.7 million and $6.1 million for Six Months 2014 and Six Months 2013, respectively. Through August 31, 2013, the Company has incurred total acquisition-related costs of $61.7 million, with $35.7 million recognized for Six Months 2014 and $26.0 million recognized for Fiscal 2013. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

The results of operations of the Beer Business Acquisition are reported in the Company’s Beer segment and are included in the consolidated results of operations of the Company from the date of acquisition. The Beer Business Acquisition is significant and the Company expects it to have a material impact on the Company’s future results of operations, financial position and cash flows.

Mark West

In July 2012, the Company acquired Mark West for $159.3 million. The transaction primarily includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (“Mark West”). The purchase price was financed with revolver borrowings under the Company’s then existing senior credit facility. The results of operations of Mark West are reported in the Wine and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

Results of Operations

Second Quarter 2014 Compared to Second Quarter 2013

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Second Quarter 2014 and Second Quarter 2013.

	Second Quarter 2014	Second Quarter 2013	% Increase (Decrease)
(in millions)
Beer	$814.6	$788.4	3%
Wine and Spirits:
Wine	629.1	615.9	2%
Spirits	67.9	82.6	(18%)
Wine and Spirits	697.0	698.5	—%
Consolidations and eliminations	(51.8)	(788.4)	93%
Consolidated Net Sales	$1,459.8	$698.5	109%

Net sales increased to $1,459.8 million for Second Quarter 2014 from $698.5 million for Second Quarter 2013 an increase of $761.3 million, or 109%. This increase resulted primarily from $762.8 million of net sales of products acquired in the Beer Business Acquisition. Prior to the Beer Business Acquisition, the results of operations of the Beer segment were eliminated in consolidation as the Company accounted for its preexisting 50% equity interest in Crown Imports under the equity method of accounting.

Beer

Net Sales for Beer increased to $814.6 million for Second Quarter 2014 from $788.4 million for Second Quarter 2013, an increase of $26.2 million, or 3%. This increase resulted primarily from a favorable impact from Crown Imports’ October 2012 price increase in select markets, combined with volume growth within the Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend.

Wine and Spirits

Net sales for Wine and Spirits decreased to $697.0 million for Second Quarter 2014 from $698.5 million for Second Quarter 2013, a decrease of $1.5 million. Wine net sales increased to $629.1 million for Second Quarter 2014 from $615.9 million for Second Quarter 2013, an increase of $13.2 million, or 2%. This increase resulted primarily from base branded wine volume growth (predominantly in the U.S.), partially offset by higher U.S. promotional expense. Spirits net sales decreased to $67.9 million for Second Quarter 2014 from $82.6 million for Second Quarter 2013, a decrease of $14.7 million, or (18%). This decrease resulted primarily from lower spirits volume due largely to timing of shipments.

Gross Profit

The Company’s gross profit increased to $577.0 million for Second Quarter 2014 from $285.1 million for Second Quarter 2013, an increase of $291.9 million, or 102%. This increase is due to gross profit from the Beer Business Acquisition of $310.5 million, partially offset by an increase in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $10.1 million, and a decrease in Wine and Spirits gross profit of $8.5 million. The increase in unusual items is primarily due to flow through of inventory step up associated with the Beer Business Acquisition. The decrease in Wine and Spirits’ gross profit is primarily due to the higher U.S. promotional expense, higher grape costs and the lower spirits volume, partially offset by the base branded wine volume growth.

The Beer segment’s gross profit increased $100.8 million, or 45%, primarily due to incremental gross profit from the Brewery Purchase and the favorable impact from the October 2012 price increase.

Gross profit as a percent of net sales decreased to 39.5% for Second Quarter 2014 compared to 40.8% for Second Quarter 2013 primarily due to the higher unusual items and higher U.S. promotional expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $244.1 million for Second Quarter 2014 from $154.5 million for Second Quarter 2013, an increase of $89.6 million, or 58%. This increase is primarily due to $89.2 million of selling, general and administrative expenses from the Beer Business Acquisition. In addition, Wine and Spirits’ selling, general and administrative expenses were down slightly primarily due to a decrease (on a constant currency basis) in general and administrative expenses of $6.7 million, partially offset by an increase in selling expenses of $3.4 million. The decrease in general and administrative expenses is primarily attributable to a favorable year-over-year overlap of losses on foreign currency transactions and a decrease in compensation and benefits driven by lower annual management incentive compensation expense. The increase in selling expenses is primarily due to a planned increase in selling spend behind the segment’s branded wine and spirits portfolio.

The Beer segment’s selling, general and administrative expenses increased $14.3 million, or 17%, primarily due to a planned increase in advertising spend and an increase in general and administrative expenses resulting primarily from the unfavorable overlap of a recognition of a gain in the prior year in connection with the receipt of a payment terminating the right to distribute the St. Pauli Girl beer brand.

Selling, general and administrative expenses as a percent of net sales decreased to 16.7% for Second Quarter 2014 as compared to 22.1% for Second Quarter 2013 primarily due to the Beer Business Acquisition and the associated lower fixed overhead.

Impairment of Goodwill and Intangible Assets

For Second Quarter 2014, the Company recorded impairment losses of $300.9 million consisting of impairments of goodwill and certain trademarks of $283.6 million and $17.3 million, respectively, related to its Wine and Spirits segment’s Canadian reporting unit as more fully discussed in the Overview above. No such impairments were recorded for Second Quarter 2013.

Gain on Remeasurement to Fair Value of Equity Method Investment

As previously discussed, prior to the Beer Business Acquisition, the Company accounted for its investment in Crown Imports under the equity method of accounting. In connection with the acquisition method of accounting, the Company’s preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and the Company recognized a gain of $1,642.0 million for Second Quarter 2014.

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Second Quarter 2014 and Second Quarter 2013.

	Second Quarter 2014	Second Quarter 2013	% Increase(Decrease)
(in millions)
Beer	$229.9	$143.4	60%
Wine and Spirits	154.8	161.3	(4%)
Corporate Operations and Other	(24.2)	(20.7)	(17%)
Consolidations and eliminations	(8.6)	(143.4)	94%
Total Reportable Segments	351.9	140.6	150%
Restructuring Charges and Unusual Items	1,322.1	(10.0)	NM
Consolidated Operating Income	$1,674.0	$130.6	NM

NM = Not Meaningful

As a result of the factors discussed above, consolidated operating income increased to $1,674.0 million for Second Quarter 2014 from $130.6 million for Second Quarter 2013, an increase of $1,543.4 million. Restructuring charges and unusual items consist of a net gain of $1,322.1 million for Second Quarter 2014 and a net loss of $10.0 million for Second Quarter 2013. Restructuring charges and unusual items consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Second Quarter 2014	Second Quarter 2013
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$9.5	$1.5
Amortization of favorable interim supply agreement	2.1	—
Cost of Product Sold	11.6	1.5

Selling, General and Administrative Expenses
Transaction and related costs associated with pending and completed acquisitions	7.4	9.1
Restructuring charges	—	0.2
Other costs	—	(0.8)
Selling, General and Administrative Expenses	7.4	8.5

Impairment of Goodwill and Intangible Assets	300.9	—

Gain on Remeasurement to Fair Value of Equity Method Investment	(1,642.0)	—

Restructuring Charges and Unusual Items	$(1,322.1)	$10.0

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees decreased to $3.7 million in Second Quarter 2014 from $70.5 million in Second Quarter 2013, a decrease of $66.8 million, or (95%). This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense, Net

Interest expense, net of interest income of $2.0 million and $1.5 million, for Second Quarter 2014 and Second Quarter 2013, respectively, increased to $90.3 million for Second Quarter 2014 from $54.6 million for Second Quarter 2013, an increase of $35.7 million, or 65%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings, both due primarily to the issuance of the May 2013 Senior Notes and borrowings under the 2013 Credit Agreement (both as defined below).

Provision for Income Taxes

The Company’s effective tax rate for Second Quarter 2014 and Second Quarter 2013 was 4.1% and 14.9%, respectively. The Company’s effective tax rate for Second Quarter 2014 was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports of $1,642.0 million, and the recognition of tax benefits of $6.6 million related to the resolution of certain tax positions, partially offset by the write-off of nondeductible goodwill of $283.6 million. The Company currently expects its Fiscal 2014 effective tax rate to approximate 11% primarily as a result of these Second Quarter 2014 items. The Company currently expects its effective tax rate for each of the next three fiscal years to approximate 32% primarily attributable to the Beer Business Acquisition. The Company’s effective tax rate for Second Quarter 2013 was substantially impacted by the additional generation of foreign tax credits.

Net Income

As a result of the above factors, net income increased to $1,522.0 million for Second Quarter 2014 from $124.6 million for Second Quarter 2013.

Six Months 2014 Compared to Six Months 2013

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Six Months 2014 and Six Months 2013.

	Six Months 2014	Six Months 2013	% Increase (Decrease)
(in millions)
Beer	$1,576.2	$1,512.5	4%
Wine and Spirits:
Wine	1,226.4	1,177.2	4%
Spirits	144.0	156.1	(8%)
Wine and Spirits	1,370.4	1,333.3	3%
Consolidations and eliminations	(813.4)	(1,512.5)	46%
Consolidated Net Sales	$2,133.2	$1,333.3	60%

Net sales increased to $2,133.2 million for Six Months 2014 from $1,333.3 million for Six Months 2013 an increase of $799.9 million, or 60%. This increase resulted primarily from $762.8 million of net sales of products acquired in the Beer Business Acquisition. Prior to the Beer Business Acquisition, the results of operations of the Beer segment were eliminated in consolidation as the Company accounted for its preexisting 50% equity interest in Crown Imports under the equity method of accounting.

Beer

Net Sales for Beer increased to $1,576.2 million for Six Months 2014 from $1,512.5 million for Six Months 2013, an increase of $63.7 million, or 4%. This increase resulted primarily from volume growth within the Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, combined with the favorable impact from Crown Imports’ October 2012 price increase in select markets.

Wine and Spirits

Net sales for Wine and Spirits increased to $1,370.4 million for Six Months 2014 from $1,333.3 million for Six Months 2013, an increase of $37.1 million, or 3%. Wine net sales increased to $1,226.4 million for Six Months 2014 from $1,177.2 million for Six Months 2013, an increase of $49.2 million, or 4%. This increase resulted primarily from base branded wine volume growth (predominantly in the U.S.) and $18.6 million of net sales of branded wine acquired in the acquisition of Mark West, partially offset by higher promotional expense predominantly within the U.S. base branded wine portfolio. Spirits net sales decreased to $144.0 million for Six Months 2014 from $156.1 million for Six Months 2013, a decrease of $12.1 million, or (8%). This decrease resulted primarily from lower spirits volume due largely to timing of shipments.

Gross Profit

The Company’s gross profit increased to $833.1 million for Six Months 2014 from $535.7 million for Six Months 2013, an increase of $297.4 million, or 56%. This increase is due to gross profit from the Beer Business Acquisition of $310.5 million, partially offset by an increase in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $10.8 million, and a decrease in Wine and Spirits gross profit of $2.3 million. The increase in unusual items is primarily due to flow through of inventory step up associated with the Beer Business Acquisition. The decrease in Wine and Spirits’ gross profit is primarily due to the higher promotional expense combined with higher grape costs, partially offset by the base branded wine volume growth.

The Beer segment’s gross profit increased $115.2 million, or 26%, primarily due to incremental gross profit from the Brewery Purchase and the favorable impact from the October 2012 price increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $429.7 million for Six Months 2014 from $299.0 million for Six Months 2013, an increase of $130.7 million, or 44%. This increase is primarily due to $89.2 million of selling, general and administrative expenses from the Beer Business Acquisition, combined with increases in (i)  unusual items, which consist of certain amounts that are excluded by management in their evaluation of each operating segment, of $27.8 million and (ii)  the Wine and Spirits segment of $9.6 million.

The Beer segment’s selling, general and administrative expenses increased $17.7 million, or 10%, primarily due to a planned increase in advertising spend and an increase in general and administrative expenses resulting primarily from the unfavorable overlap of a recognition of a gain in the prior year in connection with the receipt of a payment terminating the right to distribute the St. Pauli Girl beer brand.

The increase in unusual items consists of the following:

	Six Months 2014	Six Months 2013	Increase (Decrease)
(in millions)
Transaction and related costs associated with pending and completed acquisitions	$34.9	$9.1	$25.8
Deferred compensation	7.0	—	7.0
Restructuring charges	(0.9)	0.7	(1.6)
Other costs	(2.0)	1.4	(3.4)
	$39.0	$11.2	$27.8

The increase in Wine and Spirits’ selling, general and administrative expenses is primarily due to an increase (on a constant currency basis) in selling expenses of $6.5 million. The increase in selling expenses is primarily due to a planned increase in selling spend behind the segment’s branded wine and spirits portfolio.

Selling, general and administrative expenses as a percent of net sales decreased to 20.1% for Six Months 2014 as compared to 22.4% for Six Months 2013 primarily due to the Beer Business Acquisition and the associated lower fixed overhead, partially offset by the higher unusual items.

Impairment of Goodwill and Intangible Assets

For Six Months 2014, the Company recorded impairment losses of $300.9 million consisting of impairments of goodwill and certain trademarks of $283.6 million and $17.3 million, respectively, related to its Wine and Spirits segment’s Canadian reporting unit as more fully discussed in the Overview above. No such impairments were recorded for Six Months 2013.

Gain on Remeasurement to Fair Value of Equity Method Investment

As previously discussed, prior to the Beer Business Acquisition, the Company accounted for its investment in Crown Imports under the equity method of accounting. In connection with the acquisition method of accounting, the Company’s preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and the Company recognized a gain of $1,642.0 million for Six Months 2014.

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Six Months 2014 and Six Months 2013.

	Six Months 2014	Six Months 2013	% Increase(Decrease)
(in millions)
Beer	$363.9	$266.4	37%
Wine and Spirits	282.4	294.3	(4%)
Corporate Operations and Other	(48.2)	(44.1)	(9%)
Consolidations and eliminations	(142.6)	(266.4)	46%
Total Reportable Segments	455.5	250.2	82%
Restructuring Charges and Unusual Items	1,289.0	(13.5)	NM
Consolidated Operating Income	$1,744.5	$236.7	NM

As a result of the factors discussed above, consolidated operating income increased to $1,744.5 million for Six Months 2014 from $236.7 million for Six Months 2013, an increase of $1,507.8 million. Restructuring charges and unusual items consist of a net gain of $1,289.0 million for Six Months 2014 and a net loss of $13.5 million for Six Months 2013. Restructuring charges and unusual items consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Six Months 2014	Six Months 2013
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$11.0	$2.3
Amortization of favorable interim supply agreement	2.1	—
Cost of Product Sold	13.1	2.3

Selling, General and Administrative Expenses
Transaction and related costs associated with pending and completed acquisitions	34.9	9.1
Deferred compensation	7.0	—
Restructuring charges	(0.9)	0.7
Other costs	(2.0)	1.4
Selling, General and Administrative Expenses	39.0	11.2

Impairment of Goodwill and Intangible Assets	300.9	—

Gain on Remeasurement to Fair Value of Equity Method Investment	(1,642.0)	—

Restructuring Charges and Unusual Items	$(1,289.0)	$13.5

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees decreased to $70.3 million in Six Months 2014 from $131.1 million in Six Months 2013, a decrease of $60.8 million, or (46%). This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense, Net

Interest expense, net of interest income of $3.9 million and $2.9 million, for Six Months 2014 and Six Months 2013, respectively, increased to $145.1 million for Six Months 2014 from $105.3 million for Six Months 2013, an increase of $39.8 million, or 38%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings, both due primarily to the issuance of the May 2013 Senior Notes and borrowings under the 2013 Credit Agreement.

Provision for Income Taxes

The Company’s effective tax rate for Six Months 2014 and Six Months 2013 was 5.7% and 24.3%, respectively. The Company’s effective tax rate for Six Months 2014 was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports of $1,642.0 million, and the recognition of tax benefits of $6.6 million related to the resolution of certain tax positions, partially offset by the write-off of nondeductible goodwill of $283.6 million. The Company currently expects its Fiscal 2014 effective tax rate to approximate 11% primarily as a result of these Second Quarter 2014 items. The Company currently expects its effective tax rate for each of the next three fiscal years to approximate 32% primarily attributable to the Beer Business Acquisition. The Company’s effective tax rate for Six Months 2013 was substantially impacted by the additional generation of foreign tax credits.

Net Income

As a result of the above factors, net income increased to $1,574.9 million for Six Months 2014 from $196.6 million for Six Months 2013.

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. The Company’s primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when the Company has relied on short-term borrowings. In the U.S., Canada and Italy, the annual grape crush normally begins in August and runs through October. In New Zealand, the annual grape crush normally begins in February and runs through May. The Company generally begins taking delivery of grapes at the beginning of the crush season with the majority of payments for such grapes coming due within 90 days. The Company’s short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, the Company has used cash flow from operating activities to repay its short-term borrowings and fund capital expenditures. The Company will continue to use its short-term borrowings, including its accounts receivable securitization facilities, to support its working capital requirements.

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

As previously discussed in the Overview section above, the Company has entered into certain agreements with respect to the Beer Business Acquisition. The aggregate cash paid was financed with:

•	The proceeds from the issuance of $1,550.0 million aggregate principal amount of May 2013 Senior Notes;

•	$1,500.0 million in term loans consisting of a $500.0 million European Term A Facility and a $1,000.0 million European Term B Facility under the 2013 Credit Agreement;

•	$675.0 million in term loans under the U.S. Term A-2 facility under the 2013 Credit Agreement;

•	$208.0 million in proceeds of borrowings under the Company’s then existing accounts receivable securitization facility;

•	$580.0 million in borrowings under the revolving credit facility under the 2013 Credit Agreement; and

•	Approximately $232.0 million of cash on hand (inclusive of $13.0 million of borrowings under a subsidiary working capital facility).

As of September 30, 2013, the Company had a borrowing capacity of $802.3 million available under its 2013 Credit Agreement. The member financial institutions participating in the Company’s 2013 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future. In addition, the CBI SPV and the Crown SPV (both as defined below) have borrowing capacity available under their respective accounts receivable securitization facilities (see additional discussion below under “Accounts Receivable Securitization Facilities”).

Six Months 2014 Cash Flows

Operating Activities

Net cash provided by operating activities for Six Months 2014 of $489.0 million resulted primarily from net income of $1,574.9 million, less net noncash items recognized in the Consolidated Statements of Comprehensive Income of $1,268.7 million plus net cash provided by the net change in the Company’s operating assets and liabilities of $158.0 million.

The net noncash items consisted primarily of the gain on remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports, partially offset by the impairment of goodwill and intangible assets and depreciation expense. The net cash provided by the net change in the Company’s operating assets and liabilities resulted primarily from a decrease in inventories of $67.4 million and an increase in other accrued expenses and liabilities of $59.8 million. The decrease in inventories is primarily due to timing as early June inventory levels from the Beer Business Acquisition were at higher levels (as compared to the end of August) to support the strong summer selling season for beer, combined with the seasonality of the U.S. wine business which generally experiences lower levels of inventory before the fall grape harvest. The increase in other accrued expenses and liabilities is primarily due to increases in income taxes payable and accrued interest which are both largely due to the timing of payments.

Investing Activities

Net cash used in investing activities for Six Months 2014 was $4,719.4 million, which resulted primarily from the Beer Business Acquisition of $4,672.9 million and capital expenditures of $49.2 million.

Financing Activities

Net cash provided by financing activities for Six Months 2014 was $4,020.8 million resulting primarily from proceeds from issuance of long-term debt of $3,725.0 million, net proceeds from notes payable of $272.1 million, proceeds from exercises of employee stock options of $77.5 million and excess tax benefits from stock-based payment awards of $53.8 million; partially offset by payment of financing costs of long-term debt of $82.2 million.

Share Repurchases

In April 2012, the Company’s Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Share repurchases under the 2013 Authorization may be accomplished at management’s discretion from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund future share repurchases with cash generated from operations, proceeds from borrowings under its accounts receivable securitization facilities or proceeds from revolver borrowings under its senior credit facility. Any repurchased shares will become treasury shares.

During Six Months 2013, the Company repurchased 14,023,985 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $296.7 million, or an average cost of $21.15 per share, through open market transactions. The Company used proceeds from the April 2012 Senior Notes (as defined below), revolver borrowings under its prior two senior credit facilities, and cash generated from operations to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares. No shares were repurchased during Six Months 2014.

Debt

Total debt outstanding as of August 31, 2013, amounted to $7,300.5 million, an increase of $3,995.1 million from February 28, 2013. This increase was due largely to the issuance of the $1,550.0 million May 2013 Senior Notes and $2,175.0 million in term loan borrowings under the 2013 Credit Agreement to fund a portion of the purchase price for the Beer Business Acquisition.

Senior Credit Facility

In connection with the Beer Business Acquisition, on May 2, 2013 (the “Restatement Date”), the Company, CIH International S.à r.l., an indirect wholly owned subsidiary of the Company (“CIH” and together with the Company, the “Borrowers”), and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders (all such parties other than either of the Borrowers are collectively referred to as the “Lenders”) entered into a Restatement Agreement (the “Restatement Agreement”) that amended and restated the Company’s prior senior credit facility (as amended and restated by the Restatement Agreement, the “2013 Credit Agreement”). The Restatement Agreement was entered into by the Company to arrange a portion of the debt to finance the Beer Business Acquisition. The effective date of the Restatement Agreement, June 7, 2013, was the date on which all of the conditions to the 2013 Credit Agreement were satisfied, which occurred on the date of the closing of the Beer Business Acquisition (the “Restatement Effective Date”).

The 2013 Credit Agreement provides for aggregate credit facilities of $3,787.5 million, consisting of a $515.6 million U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A Facility”), a $246.9 million U.S. term loan facility maturing on June 7, 2019 (the “U.S. Term A-1 Facility”), a $675.0 million delayed draw U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A-2 Facility”), a $500.0 million delayed draw European term loan facility maturing on June 7, 2018 (the “European Term A Facility”), a $1,000.0 million European term loan facility maturing on June 7, 2020 (the “European Term B Facility”), and an $850.0 million revolving credit facility (including a sub-facility for letters of credit of up to $200.0 million) which terminates on June 7, 2018 (the “Revolving Credit Facility”). The 2013 Credit Agreement also permits the Company from time to time after the Restatement Effective Date to elect to increase the Lenders’ revolving credit commitments or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans, other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $750.0 million. A portion of the borrowings under the 2013 Credit Agreement were used to refinance the outstanding obligations under the Company’s prior senior credit facility with the remainder used to finance a portion of the purchase price for the Beer Business Acquisition and related expenses. The Company intends to use the remaining availability under the 2013 Credit Agreement for general corporate purposes.

The rate of interest for borrowings, excluding the European Term B Facility, under the 2013 Credit Agreement is a function of LIBOR plus a margin or the base rate plus a margin. The rate of interest for the European Term B Facility borrowings under the 2013 Credit Agreement is a function of LIBOR, subject to a minimum rate of 0.75%, plus a margin; or the base rate, subject to a minimum rate of 1.75%, plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2013 Credit Agreement). As of August 31, 2013, the LIBOR margin for the U.S. Term A Facility, the U.S. Term A-2 Facility, the European Term A Facility and the Revolving Credit Facility was 2.0%; the LIBOR margin for the U.S. Term A-1 Facility was 2.25%; and the LIBOR margin for the European Term B Facility was 2.0%.

The principal changes to the Company’s prior senior credit facility effected by the 2013 Credit Agreement are (i)  changes to the rate and term of the revolving credit facility and outstanding term loan facilities that took effect on the Restatement Effective Date, and a new $675.0 million delayed draw U.S. Term A-2 Facility that replaced the former delayed draw term A-2 facility, and (ii)  the creation of a $1,500.0 million delayed draw European term loan facility consisting of the $500.0 million European Term A Facility and the $1,000.0 million European Term B Facility. The Company is the borrower under the U.S. term loan facilities. CIH is the borrower under the European term loan facilities. The 2013 Credit Agreement also modified the maximum net debt coverage ratio financial covenant.

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

As of August 31, 2013, under the 2013 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $515.6 million bearing an interest rate of 2.2%, U.S. Term A-1 Facility of $246.9 million bearing an interest rate of 2.4%, U.S. Term A-2 Facility of $675.0 million bearing an interest rate of 2.2%, European Term A Facility of $500.0 million bearing an interest rate of 2.2%, European Term B Facility of $1,000.0 million bearing an interest rate of 2.8%, Revolving Credit Facility of $78.0 million bearing an interest rate of 2.2%, outstanding letters of credit of $14.1 million, and $757.9 million in revolving loans available to be drawn.

As of August 31, 2013, the required principal repayments under the term loans of the 2013 Credit Agreement for the remaining six months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B Facility	Total
(in millions)
2014	$12.9	$1.2	$16.9	$12.5	$5.0	$48.5
2015	25.8	2.5	33.7	25.0	10.0	97.0
2016	38.7	2.5	50.6	37.5	10.0	139.3
2017	51.5	2.5	67.5	50.0	10.0	181.5
2018	51.5	2.5	67.5	50.0	10.0	181.5
2019	335.2	2.4	438.8	325.0	10.0	1,111.4
Thereafter	—	233.3	—	—	945.0	1,178.3
	$515.6	$246.9	$675.0	$500.0	$1,000.0	$2,937.5

As of September 30, 2013, under the 2013 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $509.2 million bearing an interest rate of 2.2%, U.S. Term A-1 Facility of $246.9 million bearing an interest rate of 2.4%, U.S. Term A-2 Facility of $666.6 million bearing an interest rate of 2.2%, European Term A Facility of $493.8 million bearing an interest rate of 2.2%, European Term B Facility of $997.5 million bearing an interest rate of 2.8%, Revolving Credit Facility of $33.6 million bearing an interest rate of 2.4%; outstanding letters of credit of $14.1 million; and $802.3 million in revolving loans available to be drawn.

In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated by the Company and the Company entered into an additional undesignated interest rate swap agreement for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreement. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. Accordingly, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For both Six Months 2014 and Six Months 2013, the Company reclassified net losses of $4.1 million, net of income tax effect, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. For both Second Quarter 2014 and Second Quarter 2013, the Company reclassified net losses of $2.0 million, net of income tax effect, from AOCI to interest expenses, net, on the Company’s Consolidated Statements of Comprehensive Income.

Senior Notes

On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s prior senior credit facility and common stock share repurchases under the 2013 Authorization. Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. The April 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The April 2012 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s U.S. subsidiaries guarantee the April 2012 Senior Notes on a senior unsecured basis. As of August 31, 2013, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

On May 14, 2013, the Company issued $500.0 million aggregate principal amount of 3.75% Senior Notes due May 2021 (the “May 2013 Eight Year Senior Notes”) and $1,050.0 million aggregate principal amount of 4.25% Senior Notes due May 2023 (the “May 2013 Ten Year Senior Notes”) and, together with the May 2013 Eight Year Senior Notes, the “May 2013 Senior Notes”). The Company used the net proceeds from the offering ($1,535.5 million) to fund a portion of the purchase price for the Beer Business Acquisition. Interest on the May 2013 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2013. The May 2013 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The May 2013 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness. Certain of the Company’s U.S. subsidiaries guarantee the May 2013 Senior Notes on a senior unsecured basis. In connection with the issuance of the May 2013 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “May 2013 Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the May 2013 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “May 2013 Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Beer Business Acquisition. In accordance with the terms of the May 2013 Escrow Agreement, in connection with the closing of the Beer Business Acquisition, the May 2013 Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition. As of August 31, 2013, the Company had outstanding $1,550.0 million aggregate principal amount of May 2013 Senior Notes.

Accounts Receivable Securitization Facilities

On December 4, 2012, the Company entered into a 364-day revolving trade accounts receivable securitization facility (the “CBI Facility”). Under the CBI Facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the CBI SPV to secure borrowings under the CBI Facility. The Company will continue to service the trade accounts receivable as servicer for the CBI Facility. The trade accounts receivable balances related to the CBI Facility will continue to be reported as accounts receivable on the

Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the CBI SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. Any borrowings under the CBI Facility will be recorded as secured borrowings and will bear interest at a rate based on a margin of 100 basis points plus the conduit lender’s cost of funds or, if such borrowings were not funded by commercial paper issuances by the conduit lender, one-month LIBOR. The CBI Facility provides borrowing capacity of $65.0 million up to $250.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of August 31, 2013, the CBI SPV had outstanding borrowings under the CBI Facility of $194.1 million bearing an interest rate of 1.2%.

On October 1, 2013, the Company and the CBI SPV amended and restated the CBI Facility (the “Amended CBI Facility”). The Amended CBI Facility remains a 364-day revolving trade accounts receivable securitization facility. Under the Amended CBI Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Amended CBI Facility will be recorded as secured borrowings and will bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 90 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 90 basis points. The Amended CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of October 10, 2013, the CBI SPV had aggregate outstanding borrowings under the Amended CBI Facility of $217.9 million bearing a weighted average interest rate of 1.1%.

Also, on October 1, 2013, Crown Imports entered into a 364-day revolving trade accounts receivable securitization facility (the “Crown Facility”). Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the Crown SPV to secure borrowings under the Crown Facility. Crown Imports will continue to service the trade accounts receivable as servicer for the Crown Facility. The trade accounts receivable balances related to the Crown Facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the Crown SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. Under the Crown Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Crown Facility will be recorded as secured borrowings and will bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 90 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 90 basis points. The Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million structured to account for the seasonality of Crown Imports’ business. As of October 10, 2013, the Crown SPV had aggregate outstanding borrowings under the Crown Facility of $40.0 million bearing a weighted average interest rate of 1.1%.

Contractual Obligations and Commitments

In May 2013, the Company issued $1,550.0 million aggregate principal amount of May 2013 Senior Notes and borrowed $208.0 million under the Company’s then existing accounts receivable securitization facility. In June 2013, the Company drew down $2,175.0 million in term loan debt and $580.0 million in revolver borrowings under the 2013 Credit Agreement. The following table provides payments due by period for the Company’s notes payable to banks and long-term debt outstanding as of August 31, 2013:

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Contractual obligations
Notes payable to banks	$272.1	$272.1	$—	$—	$—
Long-term debt (excluding unamortized discount)	$7,031.7	$67.1	$755.5	$1,768.3	$4,440.8

The above table excludes the potential maximum undiscounted amount of the future payment of $558.0 million for the 2012 EBITDA in connection with the Beer Business Acquisition as it has not yet been finalized. The amount, once finalized, is expected to be paid within 12 months of the closing of the Beer Business Acquisition.

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

Income taxes –
In July 2013, the FASB issued amended guidance to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2014. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii)  the Company’s expected restructuring charges and other costs, (iii)  information concerning expected or potential actions of third parties, (iv)  information concerning the future expected balance of supply and demand for wine, (v) the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network, (vi)  the duration of the share repurchase implementation, (vii)  information concerning the purchase price allocation, including asset valuations, (viii)  the Company’s effective tax rate, and (ix)  the amount of cash payment for the purchase price adjustment and certain working capital adjustments and (II)  the statements regarding the expansion of the Mexican brewery and its timeframe for completion are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the Company’s restructuring charges and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications and/or other costs of implementation, (iii)  the amount and timing of any additional share repurchases may vary due to market conditions, the Company’s cash and debt position, the impact of the Beer Business Acquisition and other factors as determined by management from time to time, (iv)  final management determinations and independent appraisals relating to purchase price allocation will vary from current management estimates, (v)  the actual amount of cash payment for the purchase price adjustment and certain working capital adjustments may differ from the Company’s current expectations due to the actual 2012 EBITDA from Modelo’s operations, and (vi)  the timeframe for the brewery expansion may vary from the Company’s current expectations due to market conditions, the Company’s cash and debt position, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

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

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of August 31, 2013, the Company had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar.

As of August 31, 2013, and August 31, 2012, the Company had outstanding foreign currency derivative instruments with an absolute notional value of $935.5 million and $472.5 million, respectively. As of August 31, 2013, approximately 51.8% of the Company’s balance sheet exposures and forecasted transactional exposures for the remainder of fiscal 2014 were hedged. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $1.0 million and $0.1 million as of August 31, 2013, and August 31, 2012, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of August 31, 2013, and August 31, 2012, the fair value of open foreign currency contracts would have been increased by $16.9 million and decreased by $9.1 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

As of August 31, 2013, and August 31, 2012, the Company had outstanding diesel fuel swap agreements with an absolute notional value of $36.6 million and $13.9 million, respectively. The estimated fair value of the Company’s diesel fuel swap agreements was a net asset of $1.5 million as of August 31, 2013 and August 31, 2012. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base price had been 10% weaker as of August 31, 2013, and August 31, 2012, the fair value of open diesel fuel contracts would have been decreased by $3.4 million and $1.5 million, respectively.

The fair value of fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed interest rate debt, including current maturities, was $4,263.7 million and $3,565.1 million as of August 31, 2013, and August 31, 2012, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2013, and August 31, 2012, would have resulted in a decrease in the fair value of the fixed interest rate long-term debt by $205.7 million and $179.1 million, respectively.

As of August 31, 2013, and August 31, 2012, the Company had an outstanding cash flow designated interest rate swap agreement to minimize interest rate volatility. As of August 31, 2013, and August 31, 2012, the swap agreement fixed LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional value of $1.0 billion outstanding as of August 31, 2013, and August 31, 2012. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $32.3 million and $49.4 million as of August 31, 2013, and August 31, 2012, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2013, and August 31, 2012, would have favorably increased the fair value of the interest rate swap agreements by $14.2 million and $19.2 million, respectively.

In addition to the $4,263.7 million and $3,565.1 million estimated fair value of fixed interest rate debt outstanding as of August 31, 2013, and August 31, 2012, respectively, the Company also had variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of August 31, 2013, and August 31, 2012, the estimated fair value of the Company’s total variable interest rate debt, including current maturities, was $2,965.5 million and $768.6 million, respectively. A hypothetical 1% increase from prevailing interest rates as of August 31, 2013, and August 31, 2012, would have resulted in a decrease in the fair value of the variable interest rate long-term debt by $124.7 million and $32.7 million, respectively.

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

Internal Control Over Financial Reporting

The Beer Business Acquisition was significant to the Company and was consummated effective June 7, 2013. Upon consummation of the Beer Business Acquisition, Crown Imports LLC became a consolidated subsidiary and ceased being accounted for under the equity method. The Company currently expects to include Crown Imports LLC within management’s annual assessment of internal control over financial reporting for the year ending February 28, 2014; however, the Company intends to take a period of time to fully incorporate the Mexican brewery operations it acquired in connection with the Beer Business Acquisition into its evaluation of internal control over financial reporting. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, other than as noted above, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In order to effect the Beer Business Acquisition, the Company had signed definitive agreements with Anheuser-Busch InBev SA/NV (“ABI”) to acquire the 50% ownership in Crown Imports LLC which it did not already own, all the capital stock of the entity which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), all the capital stock of the entity which provides personnel and services for the operation and maintenance of the Brewery, and an irrevocable, fully-paid and perpetual license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell Modelo’s (as defined below) Mexican beer portfolio sold in the U.S., the District of Columbia and Guam as of the date of the Beer Business Acquisition, and certain extensions, through a sub-license agreement. The closing of these transactions was subject to certain conditions, including the receipt of any required regulatory approvals, and the consummation of certain transactions between ABI and Grupo Modelo, S.A.B de C.V. (“Modelo”) and certain of its affiliates. These transactions were consummated on June 7, 2013.

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

As previously reported in the Company’s Form 10-Q for the fiscal quarter ended May 31, 2013, on April 22, 2013, the District Court signed the Stipulation and Order and Proposed Final Judgment, permitting the Company and ABI to consummate the transactions described above. The Stipulation and Order and Proposed Final Judgment is subject to a 60-day public comment period as required under the Antitrust Procedures and Penalties Act. That comment period expired July 22, 2013. The DOJ responded to public comments on September 13, 2013, and on September 25, 2013, moved the Court for entry of the Proposed Final Judgment. The Company is awaiting the Judge’s determination.

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

As also previously reported in the Company’s Form 10-Q for the fiscal quarter ended May 31, 2013, on June 25, 2013, plaintiffs filed a Second Amended and Supplemental Complaint in which they alleged the proposed transaction was violative of the antitrust laws and sought both injunctive relief and monetary damages. On June 28, 2013, the Company filed a Motion to Dismiss the Second Amended and Supplemental Complaint and plaintiffs filed additional procedural motions. On August 9, 2013, hearings were held before a district judge and a magistrate judge for the U.S. District Court for the Northern District of California for the three pending motions. On August 26, 2013, the magistrate judge denied plaintiffs’ discovery motion. The Company and its co-defendants filed a supplemental reply on September 6, 2013, completing briefing on the Motion to Dismiss. On September 13, 2013, the Complaint was dismissed and the district judge denied plaintiffs’ other procedural motions.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 64 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated:	October 10, 2013	By:	/s/ David M. Thomas
David M. Thomas, Senior Vice President, Finance and Controller

Dated:	October 10, 2013	By:	/s/ Robert Ryder
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

4.20
Joinder Agreement, dated as of June 7, 2013, between CIH International S.à r.l., Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

4.21
Second Amended and Restated Interim Loan Agreement dated as of February 13, 2013, among Constellation Brands, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference.)

4.22
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

10.3
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

10.4
Interim Supply Agreement, dated as of June 7, 2013, between Grupo Modelo, S.A.B. de C. V. and Crown Imports LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.) +

10.5
Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.) +

10.6
Transition Services Agreement, dated as of June 7, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.) +

10.7
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference.) *

10.8
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to brewery expansion awards) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference.) *

10.9	Executive Employment Agreement made as of June 17, 2013, between Constellation Brands, Inc. and Thomas M. Kane (filed herewith.) *

10.10	Executive Employment Agreement made as of June 17, 2013, among Crown Imports LLC, Constellation Brands, Inc., and William F. Hackett (filed herewith.) *

10.11	Crown Imports LLC 2007 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2011) (filed herewith.) *

10.12	Crown Imports LLC 2011 Supplemental Executive Retirement Plan (filed herewith.) *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith.)

99.1
Constellation Brands, Inc. 1989 Employee Stock Purchase Plan (amended and restated as of July 24, 2013) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference.) *

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2013 and February 28, 2013, (ii) Consolidated Statements of Comprehensive Income for the six months and three months ended August 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

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