Form 10-Q
period 2013-11-30
CONSTELLATION BRANDS, INC.
filed 2014-01-09
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2013, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	166,621,513
Class B Common Stock, par value $.01 per share	23,440,365
Class 1 Common Stock, par value $.01 per share	None

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	November 30, 2013	February 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash investments	$65.2	$331.5
Accounts receivable, net	668.8	471.9
Inventories	1,824.0	1,480.9
Prepaid expenses and other	277.4	186.9
Total current assets	2,835.4	2,471.2
PROPERTY, PLANT AND EQUIPMENT, net	1,905.4	1,229.0
GOODWILL	6,150.0	2,722.3
INTANGIBLE ASSETS, net	3,237.2	871.4
OTHER ASSETS, net	208.3	344.2
Total assets	$14,336.3	$7,638.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$170.5	$—
Current maturities of long-term debt	67.1	27.6
Accounts payable	462.4	209.0
Accrued excise taxes	26.4	18.9
Other accrued expenses and liabilities	1,028.6	422.4
Total current liabilities	1,755.0	677.9
LONG-TERM DEBT, less current maturities	6,897.0	3,277.8
DEFERRED INCOME TAXES	710.0	599.6
OTHER LIABILITIES	184.5	222.5
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 246,852,839 shares at November 30, 2013, and 242,064,514 shares at February 28, 2013	2.5	2.4
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,466,235 shares at November 30, 2013, and 28,517,035 shares at February 28, 2013	0.3	0.3
Additional paid-in capital	2,076.1	1,907.1
Retained earnings	4,281.0	2,495.1
Accumulated other comprehensive income	94.0	132.1
	6,453.9	4,537.0
Less: Treasury stock –
Class A Common Stock, 80,297,427 shares at November 30, 2013, and 80,799,298 shares at February 28, 2013, at cost	(1,661.9)	(1,674.5)
Class B Convertible Common Stock, 5,005,800 shares at November 30, 2013, and February 28, 2013, at cost	(2.2)	(2.2)
	(1,664.1)	(1,676.7)
Total stockholders’ equity	4,789.8	2,860.3
Total liabilities and stockholders’ equity	$14,336.3	$7,638.1

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2013	2012	2013	2012
SALES	$3,973.0	$2,383.4	$1,593.5	$860.4
Less – excise taxes	(396.5)	(283.2)	(150.2)	(93.5)
Net sales	3,576.5	2,100.2	1,443.3	766.9
COST OF PRODUCT SOLD	(2,133.7)	(1,253.7)	(833.6)	(456.1)
Gross profit	1,442.8	846.5	609.7	310.8
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(675.6)	(451.0)	(245.9)	(152.0)
IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	(300.9)	—	—	—
GAIN ON REMEASUREMENT TO FAIR VALUE OF EQUITY METHOD INVESTMENT	1,642.0	—	—	—
Operating income	2,108.3	395.5	363.8	158.8
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	88.3	183.6	18.0	52.5
INTEREST EXPENSE, net	(234.7)	(166.7)	(89.6)	(61.4)
LOSS ON WRITE-OFF OF FINANCING COSTS	—	(2.8)	—	—
Income before income taxes	1,961.9	409.6	292.2	149.9
PROVISION FOR INCOME TAXES	(176.0)	(103.5)	(81.2)	(40.4)
NET INCOME	$1,785.9	$306.1	$211.0	$109.5

COMPREHENSIVE INCOME	$1,747.8	$297.7	$240.4	$117.1

SHARE DATA:
Earnings per common share:
Basic – Class A Common Stock	$9.63	$1.70	$1.13	$0.61
Basic – Class B Convertible Common Stock	$8.76	$1.55	$1.03	$0.55

Diluted – Class A Common Stock	$9.07	$1.62	$1.07	$0.58
Diluted – Class B Convertible Common Stock	$8.34	$1.49	$0.98	$0.53

Weighted average common shares outstanding:
Basic – Class A Common Stock	164.082	158.442	165.708	158.270
Basic – Class B Convertible Common Stock	23.477	23.538	23.461	23.524

Diluted – Class A Common Stock	196.886	188.642	198.082	189.696
Diluted – Class B Convertible Common Stock	23.477	23.538	23.461	23.524

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,785.9	$306.1

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on remeasurement to fair value of equity method investment	(1,642.0)	—
Equity in earnings of equity method investees, net of distributed earnings	(52.1)	23.5
Impairment of goodwill and intangible assets	300.9	—
Depreciation of property, plant and equipment	102.1	80.0
Stock-based compensation expense	37.5	31.3
Amortization of intangible assets	11.2	5.5
Deferred tax provision	10.1	40.5
Amortization of deferred financing costs	8.3	3.0
Loss (gain) on disposal of assets, net	0.4	(0.1)
Loss on write-off of financing costs	—	2.8
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	(4.7)	(104.2)
Inventories	(112.2)	(196.7)
Prepaid expenses and other current assets	11.8	(0.3)
Accounts payable	128.8	170.7
Accrued excise taxes	(6.8)	(6.7)
Other accrued expenses and liabilities	30.9	26.4
Other, net	19.0	7.2
Total adjustments	(1,156.8)	82.9
Net cash provided by operating activities	629.1	389.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(4,681.0)	(159.3)
Purchases of property, plant and equipment	(85.9)	(52.2)
Proceeds from sales of assets	7.8	8.0
Proceeds from notes receivable	—	4.6
Other investing activities	1.6	(1.3)
Net cash used in investing activities	(4,757.5)	(200.2)

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,725.0	2,050.0
Net proceeds from (repayments of) notes payable	170.6	(356.0)
Proceeds from exercises of employee stock options	93.1	135.0
Excess tax benefits from stock-based payment awards	64.7	17.2
Proceeds from employee stock purchases	2.5	2.1
Principal payments of long-term debt	(90.6)	(851.6)
Payments of financing costs of long-term debt	(82.2)	(35.2)
Payments of minimum tax withholdings on stock-based payment awards	(18.0)	(0.5)
Payment of restricted cash upon issuance of long-term debt	—	(650.0)
Purchases of treasury stock	—	(383.0)
Net cash provided by (used in) financing activities	3,865.1	(72.0)

Effect of exchange rate changes on cash and cash investments	(3.0)	(2.1)

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(266.3)	114.7
CASH AND CASH INVESTMENTS, beginning of period	331.5	85.8
CASH AND CASH INVESTMENTS, end of period	$65.2	$200.5

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of business
Fair value of assets acquired, including cash acquired	$7,465.7	$159.3
Liabilities assumed	(287.5)	—
Net assets acquired	7,178.2	159.3
Less – fair value of preexisting 50% equity interest	(1,845.0)	—
Less – purchase price and working capital adjustments not yet paid	(545.4)	—
Less – cash acquired	(106.8)	—
Net cash paid for purchase of business	$4,681.0	$159.3

Property, plant and equipment acquired under financing arrangements	$23.3	$24.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
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

3.    ACQUISITION:

On June 7, 2013, the Company acquired (i)  the remaining 50% equity interest in Crown Imports (as defined in Note 11) (the “Crown Acquisition”) and (ii)(a)  all of the issued and outstanding equity interests of Compañía Cervecera de Coahuila, S. de R.L. de C.V. (the “Brewery Company”), which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)(b)  all of the issued and outstanding equity interests of Servicios Modelo de Coahuila, S. de R.L. de C.V., which provides personnel and services for the operation and maintenance of the Brewery (the “Service Company”), and (ii)(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell the Mexican Beer Brands (as defined in Note 11) as of the date of acquisition, and certain extensions (all collectively referred to as the “Brewery Purchase”). The business of the Brewery Company and Service Company acquired by the Company is referred to as the “Brewery Business.” The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.” In connection with the Beer Business Acquisition, the Company is required to build out and expand the Brewery to a nominal capacity of at least 20.0 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates the supplier to provide Crown Imports with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The estimated aggregate purchase price of $5,226.4 million consists of cash paid at closing of $4,745.0 million, net of cash acquired of $106.8 million, plus the fair value of an additional purchase price for the finalization of the Final EBITDA Amount (as defined in the stock purchase agreement) of $543.3 million, as well as additional estimated cash payments for certain working capital adjustments. The fair value of the additional purchase price related to the Final EBITDA Amount was estimated by discounting future cash flows. During the three months ended November 30, 2013, the calculation of the Final EBITDA Amount was finalized requiring the Company to make a payment of $558.0 million no later than June 7, 2014, consisting of the additional purchase price of $543.3 million plus imputed interest of $14.7 million.

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

The purchase price of the Beer Business Acquisition and the estimated fair value of the Company’s preexisting 50% equity interest in Crown Imports have been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date. As of the date of filing this Quarterly Report on Form 10-Q, the purchase accounting has not been finalized due primarily to the pending receipt of the final valuations for certain assets, including inventories, a favorable interim supply agreement, property, plant and equipment, and identifiable intangible assets. The following table summarizes the allocation of the estimated fair value of the Beer Business Acquisition to the separately identifiable assets acquired and liabilities assumed as of June 7, 2013:

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

The acquired accounts receivable consist primarily of trade receivables, all of which have been collected. The acquired inventory was all sold during the second quarter of fiscal 2014. The preliminary intangible assets consist of definite lived customer relationships with an estimated fair value of $22.5 million which are being amortized over a life of 25 years; definite lived copyrights with an estimated fair value of $6.5 million which are being amortized over a life of 2 years; a definite lived distribution agreement with an estimated fair value of $0.4 million which is being amortized over a life of 1.6 years; a definite lived favorable interim supply agreement with an estimated fair value of $68.3 million which is being amortized over a life of 3 years; and a perpetual right to use trademarks with an estimated fair value of $2,305.5 million which is indefinite lived and therefore not subject to amortization.

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

The Company has recognized acquisition-related costs of $44.7 million and $15.1 million for the nine months ended November 30, 2013, and November 30, 2012, respectively, and $8.9 million and $9.0 million for the three months ended November 30, 2013, and November 30, 2012, respectively. Through November 30, 2013, the Company has incurred total acquisition-related costs of $70.7 million, with $44.7 million recognized for the nine months ended November 30, 2013, and $26.0 million recognized for the year ended February 28, 2013. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

The results of operations of the Beer Business Acquisition is reported in the Company’s Beer segment and has been included in the consolidated results of operations of the Company from the date of acquisition. The following table sets forth the unaudited pro forma financial information for the nine months ended November 30, 2013, and November 30, 2012, and the unaudited historical and unaudited pro forma financial information for the three months ended November 30, 2013, and November 30, 2012, respectively. The unaudited pro forma financial information for the nine months ended November 30, 2013, and November 30, 2012, and the three months ended November 30, 2012, presents consolidated information as if the Beer Business Acquisition had occurred on March 1, 2012. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the nine months ended November 30, 2013, combines (i)  the Company’s historical statement of income for the nine months ended November 30, 2013; (ii)  Crown Imports’ historical statement of income for (a)  the three months ended March 31, 2013, and (b)  the period from June 1, 2013, through June 6, 2013; and (iii)  the Brewery Business’ carve-out combined income statement for the three months ended March 31, 2013. The unaudited pro forma financial information for the nine months ended November 30, 2013, does not give effect to the Brewery Business’ carve-out combined income statement for the period from June 1, 2013, through June 6, 2013, as it is not significant. The unaudited pro forma financial information for the nine months and three months ended November 30, 2012, combines (i)  the Company’s historical statements of income for the nine months and three months ended November 30, 2012; (ii)  Crown Imports’ historical statements of income for the nine months and three months ended September 30, 2012; and (iii)  the Brewery Business’ carve-out combined income statements for the nine months and three months ended September 30, 2012. The unaudited pro forma financial information is presented after giving effect to certain adjustments for depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, amortization of deferred financing costs and related income tax effects. The unaudited pro forma financial information excludes the estimated gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports and the acquisition-related costs noted above as both are nonrecurring amounts directly attributable to the transaction. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2013	2012	2013	2012
(in millions, except per share data)
Net sales	$4,193.9	$4,110.8	$1,443.3	$1,467.4
Income before income taxes	$457.0	$751.3	$292.2	$281.2
Net income	$234.7	$541.8	$211.0	$199.1

Earnings per common share:
Basic – Class A Common Stock	$1.27	$3.01	$1.13	$1.11
Basic – Class B Convertible Common Stock	$1.15	$2.74	$1.03	$1.01

Diluted – Class A Common Stock	$1.19	$2.87	$1.07	$1.05
Diluted – Class B Convertible Common Stock	$1.10	$2.64	$0.98	$0.97

Weighted average common shares outstanding:
Basic – Class A Common Stock	164.082	158.442	165.708	158.270
Basic – Class B Convertible Common Stock	23.477	23.538	23.461	23.524

Diluted – Class A Common Stock	196.886	188.642	198.082	189.696
Diluted – Class B Convertible Common Stock	23.477	23.538	23.461	23.524

4.    INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2013	February 28, 2013
(in millions)
Raw materials and supplies	$81.4	$45.5
In-process inventories	1,306.4	1,168.1
Finished case goods	436.2	267.3
	$1,824.0	$1,480.9

5.    PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	November 30, 2013	February 28, 2013
(in millions)
Income taxes receivable	$106.0	$117.3
Prepaid excise, sales and value added taxes	80.4	20.2
Other	91.0	49.4
	$277.4	$186.9

6.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	November 30, 2013	February 28, 2013
(in millions)
Land and land improvements	$333.1	$304.6
Vineyards	217.5	214.5
Buildings and improvements	512.9	342.0
Machinery and equipment	1,570.4	1,090.6
Motor vehicles	48.0	47.3
Construction in progress	122.1	47.9
	2,804.0	2,046.9
Less – Accumulated depreciation	(898.6)	(817.9)
	$1,905.4	$1,229.0

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

Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to the repatriation of those loans or investments; and transportation fuel prices in the U.S. Foreign currency contracts, generally less than 12 months in duration, and diesel fuel swap contracts, generally less than 36 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives as approved by senior management. For these undesignated instruments, the mark to fair value is reported currently through earnings on the Company’s Consolidated Statements of Comprehensive Income. The Company had undesignated foreign currency contracts outstanding with an absolute notional value of $715.9 million and $355.1 million as of November 30, 2013, and February 28, 2013, respectively; offsetting undesignated interest rate swap agreements outstanding with an absolute notional value of $1.0 billion as of November 30, 2013, and February 28, 2013 (see Note 13); and undesignated diesel fuel swap contracts outstanding with an absolute notional value of $36.7 million as of November 30, 2013. The Company had no undesignated diesel fuel swap contracts outstanding as of February 28, 2013.

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

Cash flow hedges:
The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and, historically, third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes interest rate swaps to manage its exposure to changes in interest rates and diesel fuel swaps to manage its exposure to changes in diesel fuel prices. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship on at least a quarterly basis, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument became no longer effective immediately on the Company’s Consolidated Statements of Comprehensive Income. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately on the Company’s Consolidated Statements of Comprehensive Income.

The Company records the fair value of its foreign currency contracts, interest rate swap contracts and diesel fuel swap contracts qualifying for cash flow hedge accounting treatment on its Consolidated Balance Sheets with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI). These deferred gains or losses are recognized on the Company’s Consolidated Statements of Comprehensive Income in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of such derivative instrument is immediately recognized on the Company’s Consolidated Statements of Comprehensive Income.

The Company had cash flow designated foreign currency contracts outstanding with an absolute notional value of $486.6 million and $220.3 million as of November 30, 2013, and February 28, 2013, respectively; a cash flow designated interest rate swap agreement outstanding with a notional value of $500.0 million as of November 30, 2013, and February 28, 2013 (see Note 13); and cash flow designated diesel fuel swap contracts outstanding with an absolute notional value of $17.4 million as of February 28, 2013. The Company had no cash flow designated diesel fuel swap contracts outstanding as of November 30, 2013. The Company expects $5.5 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

Fair values of derivative instruments:
The fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 8):

Balance Sheet Location	November 30, 2013	February 28, 2013
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$7.0	$6.4
Other accrued expenses and liabilities	$2.8	$0.1
Other assets, net	$2.7	$2.4
Other liabilities	$1.2	$0.1

Interest rate swap contracts:
Other accrued expenses and liabilities	$3.6	$3.2
Other liabilities	$1.8	$3.1

Diesel fuel swap contracts:
Prepaid expenses and other	$—	$0.5
Other assets, net	$—	$0.1
Other liabilities	$—	$0.1

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.6	$0.9
Other accrued expenses and liabilities	$6.9	$5.1

Interest rate swap contracts:
Prepaid expenses and other	$4.4	$3.3
Other accrued expenses and liabilities	$16.6	$13.2
Other assets, net	$2.0	$3.3
Other liabilities	$19.1	$27.6

Diesel fuel swap contracts:
Prepaid expenses and other	$0.8	$—
Other assets, net	$0.1	$—

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Comprehensive Income, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Nine Months Ended November 30, 2013
Foreign currency contracts	$1.3	Sales	$2.6
Foreign currency contracts	0.9	Cost of product sold	0.3
Interest rate swap contracts	(0.9)	Interest expense, net	(6.2)
Total	$1.3	Total	$(3.3)

For the Nine Months Ended November 30, 2012
Foreign currency contracts	$0.3	Sales	$1.9
Foreign currency contracts	(0.3)	Cost of product sold	1.7
Diesel fuel swap contracts	0.8	Cost of product sold	0.3
Interest rate swap contracts	(6.8)	Interest expense, net	(6.1)
Total	$(6.0)	Total	$(2.2)

For the Three Months Ended November 30, 2013
Foreign currency contracts	$1.5	Sales	$1.0
Foreign currency contracts	2.7	Cost of product sold	0.1
Interest rate swap contracts	(3.5)	Interest expense, net	(2.1)
Total	$0.7	Total	$(1.0)

For the Three Months Ended November 30, 2012
Foreign currency contracts	$1.3	Sales	$0.2
Foreign currency contracts	1.5	Cost of product sold	0.3
Diesel fuel swap contracts	(0.1)	Cost of product sold	0.3
Interest rate swap contracts	(0.6)	Interest expense, net	(2.0)
Total	$2.1	Total	$(1.2)

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain Recognized in Income (Ineffective portion)	Net Gain Recognized in Income (Ineffective portion)
(in millions)
For the Nine Months Ended November 30, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.3
Diesel fuel swap contracts	Selling, general and administrative expenses	0.1
		$0.4

For the Nine Months Ended November 30, 2012
Foreign currency contracts	Selling, general and administrative expenses	$0.2

For the Three Months Ended November 30, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.1

For the Three Months Ended November 30, 2012
Foreign currency contracts	Selling, general and administrative expenses	$—

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Comprehensive Income is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Nine Months Ended November 30, 2013
Diesel fuel swap contracts	Cost of product sold	$1.1
Foreign currency contracts	Selling, general and administrative expenses	(2.8)
Interest rate swap contracts	Interest expense, net	(0.1)
		$(1.8)

For the Nine Months Ended November 30, 2012
Foreign currency contracts	Selling, general and administrative expenses	$(3.1)
Interest rate swap contracts	Interest expense, net	(0.5)
		$(3.6)

For the Three Months Ended November 30, 2013
Diesel fuel swap contracts	Cost of product sold	$1.1
Foreign currency contracts	Selling, general and administrative expenses	(0.2)
Diesel fuel swap contracts	Selling, general and administrative expenses	(1.6)
Interest rate swap contracts	Interest expense, net	(0.1)
		$(0.8)

For the Three Months Ended November 30, 2012
Foreign currency contracts	Selling, general and administrative expenses	$(0.9)
Interest rate swap contracts	Interest expense, net	(0.1)
		$(1.0)

Credit risk:
The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2013, the fair value of derivative instruments in a net liability position due to counterparties was $42.7 million. If the Company were required to settle the net liability position under these derivative instruments on November 30, 2013, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of November 30, 2013, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of November 30, 2013, the fair value of derivative instruments in a net receivable position due from counterparties was $10.3 million.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	November 30, 2013		February 28, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$65.2	$65.2	$331.5	$331.5
Accounts receivable, net	$668.8	$668.8	$471.9	$471.9
Available-for-sale debt securities	$36.4	$36.4	$34.2	$34.2
Foreign currency contracts	$12.3	$12.3	$9.7	$9.7
Interest rate swap contracts	$6.4	$6.4	$6.6	$6.6
Diesel fuel swap contracts	$0.9	$0.9	$0.6	$0.6

Liabilities:
Notes payable to banks	$170.5	$170.5	$—	$—
Accounts payable	$462.4	$462.4	$209.0	$209.0
Long-term debt, including current portion	$6,964.1	$6,995.6	$3,305.4	$3,603.6
Foreign currency contracts	$10.9	$10.9	$5.3	$5.3
Interest rate swap contracts	$41.1	$41.1	$47.1	$47.1
Diesel fuel swap contracts	$—	$—	$0.1	$0.1

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2013
Assets:
AFS debt securities	$—	$—	$36.4	$36.4
Foreign currency contracts	$—	$12.3	$—	$12.3
Interest rate swap contracts	$—	$6.4	$—	$6.4
Diesel fuel swap contracts	$—	$0.9	$—	$0.9
Liabilities:
Foreign currency contracts	$—	$10.9	$—	$10.9
Interest rate swap contracts	$—	$41.1	$—	$41.1

February 28, 2013
Assets:
AFS debt securities	$—	$—	$34.2	$34.2
Foreign currency contracts	$—	$9.7	$—	$9.7
Interest rate swap contracts	$—	$6.6	$—	$6.6
Diesel fuel swap contracts	$—	$0.6	$—	$0.6
Liabilities:
Foreign currency contracts	$—	$5.3	$—	$5.3
Interest rate swap contracts	$—	$47.1	$—	$47.1
Diesel fuel swap contracts	$—	$0.1	$—	$0.1

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

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Nine Months Ended November 30, 2013
Goodwill	$—	$—	$159.6	$278.7
Trademarks	—	—	68.3	22.2
Total	$—	$—	$227.9	$300.9

Goodwill:
For the three months ended August 31, 2013, the Company identified certain negative trends within its Wine and Spirits’ Canadian reporting unit which, when combined with recent changes in strategy within the Canadian business, indicated that the fair value of the reporting unit might be below its carrying value. These negative trends included a reduction in market growth rates for certain segments of the domestic Canadian wine industry as well as the identification that certain improvement initiatives had not materialized in segments of the Canadian business such as refreshments and wine kits. In addition, imported brands have been experiencing market growth within the Canadian market, and certain of the Company’s non-Canadian branded wine products imported into Canada provide higher margin to the Company on a consolidated basis. Accordingly, the Company has modified its strategy to capitalize on this trend and shift focus from certain segments of the domestic business to imported brands. The Canadian reporting unit realizes only a portion of the overall profit attributable to imported brands whereas it realizes all of the profit attributable to the domestic business. Therefore, the Company performed the two-step process to evaluate goodwill for impairment for the Wine and Spirits’ Canadian reporting unit. In the first step, the fair value of the Canadian reporting unit was compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit was determined on the basis of discounted future cash flows. As the estimated fair value of the reporting unit was less than the carrying value of the reporting unit, a second step was performed to determine the amount of the goodwill impairment the Company should record. In the second step, an implied fair value of the reporting unit’s goodwill was determined by comparing the fair value of the reporting unit with the fair value of the reporting unit’s assets and liabilities other than goodwill (including any unrecognized intangible assets). In determining the estimated fair value of the reporting unit, the Company considered estimates of future operating results and cash flows of the reporting unit discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s updated long-term financial forecast, which was developed as part of the Company’s new strategy for the Canadian business. The decline in the implied fair value of the goodwill and the resulting impairment loss was primarily driven by the updated long-term financial forecasts, which showed lower estimated future operating results primarily due to the change in the Company’s strategy for the Canadian business. The implied fair value of the Canadian reporting unit’s goodwill of $159.6 million compared to the carrying value of the Canadian reporting unit’s goodwill of $433.9 million resulted in the recognition of an impairment of $278.7 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income.

Trademarks:
For the three months ended August 31, 2013, prior to the goodwill impairment analysis, the Company performed a review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated with the Wine and Spirits’ Canadian reporting unit were impaired largely due to lower revenue and profits associated with the related products included in the updated long-term financial forecasts developed as part of the Company’s new strategy for the Canadian business. The Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow projections the Company uses to estimate the fair values of its trademarks involve several assumptions, including (i)  projected revenue growth rates; (ii)  estimated royalty rates; (iii)  calculated after-tax royalty savings expected from ownership of the subject trademarks; and (iv)  discount rates used to derive the present value factors used in determining the fair value of the trademarks. As a result of this review, trademarks for the Wine and Spirits’ Canadian reporting unit with a carrying value of $90.2 million were written down to their fair value of $68.3 million, resulting in an impairment of $22.2 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income.

9.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Wine and Spirits	Beer	Consolidations and Eliminations	Consolidated
(in millions)
Balance, February 29, 2012
Goodwill	$2,632.9	$13.0	$(13.0)	$2,632.9
Accumulated impairment losses	—	—	—	—
	2,632.9	13.0	(13.0)	2,632.9
Purchase accounting allocations	110.0	—	—	110.0
Foreign currency translation adjustments	(20.6)	—	—	(20.6)
Balance, February 28, 2013
Goodwill	2,722.3	13.0	(13.0)	2,722.3
Accumulated impairment losses	—	—	—	—
	2,722.3	13.0	(13.0)	2,722.3
Purchase accounting allocations	—	3,702.8	13.0	3,715.8
Impairment of goodwill	(278.7)	—	—	(278.7)
Foreign currency translation adjustments	(8.7)	(0.7)	—	(9.4)
Balance, November 30, 2013
Goodwill	2,707.3	3,715.1	—	6,422.4
Accumulated impairment losses	(272.4)	—	—	(272.4)
	$2,434.9	$3,715.1	$—	$6,150.0

For the year ended February 28, 2013, purchase accounting allocations of $110.0 million in the Wine and Spirits segment (formerly known as the Constellation Wine and Spirits segment) consist primarily of purchase accounting allocations associated with the acquisition of Mark West (as defined below). For the nine months ended November 30, 2013, purchase accounting allocations of $3,702.8 million and $13.0 million in the Beer segment and Consolidations and Eliminations, respectively, consist of purchase accounting allocations associated with the Beer Business Acquisition. For the nine months ended November 30, 2013, impairment of goodwill in the Wine and Spirits segment consists of an impairment loss of $278.7 million associated with goodwill assigned to the segment’s Canadian reporting unit.

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

10.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	November 30, 2013		February 28, 2013
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$104.5	$72.6	$82.9	$54.7
Favorable interim supply agreement	68.3	64.1	—	—
Other	14.6	6.3	7.9	2.2
Total	$187.4	143.0	$90.8	56.9

Nonamortizable intangible assets:
Trademarks		3,089.0		809.1
Other		5.2		5.4
Total		3,094.2		814.5
Total intangible assets, net		$3,237.2		$871.4

The Company did not incur costs to renew or extend the term of acquired intangible assets during the nine months and three months ended November 30, 2013, and November 30, 2012. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $11.2 million and $5.5 million for the nine months ended November 30, 2013, and November 30, 2012, respectively, and $4.1 million and $1.9 million for the three months ended November 30, 2013, and November 30, 2012, respectively. Estimated amortization expense for the remaining three months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2014	$4.3
2015	$40.6
2016	$35.5
2017	$8.0
2018	$5.6
2019	$5.5
Thereafter	$43.5

11.    OTHER ASSETS:

The major components of other assets are as follows:

	November 30, 2013	February 28, 2013
(in millions)
Deferred financing costs	$85.2	$54.4
Investments in equity method investees	81.9	243.6
Investment in Accolade	45.0	42.8
Other	18.4	17.3
	230.5	358.1
Less – Accumulated amortization	(22.2)	(13.9)
	$208.3	$344.2

Investments in equity method investees –
Crown Imports:
Prior to June 7, 2013, Constellation Beers Ltd. (“Constellation Beers”), an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V., an entity majority-owned by Grupo Modelo, S.A.B. de C.V. (“Modelo”), each had, directly or indirectly, equal interests in a joint venture, Crown Imports LLC (“Crown Imports”). Crown Imports had the exclusive right to import, market and sell primarily Modelo’s Mexican beer portfolio sold in the U.S. and Guam (the “Mexican Beer Brands”).

In addition, prior to June 7, 2013, the Company accounted for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports were included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Comprehensive Income through June 6, 2013. The Company received $30.3 million and $202.7 million of cash distributions from Crown Imports for the nine months ended November 30, 2013, and November 30, 2012, respectively, all of which represent distributions of earnings. As of February 28, 2013, the Company’s investment in Crown Imports was $169.3 million. As of February 28, 2013, the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party.

The following table presents summarized financial information for the Company’s Crown Imports equity method investment. As the results of operations of Crown Imports have been included in the Company’s consolidated results of operations from the date of acquisition, amounts shown represent 100% of this equity method investment’s results of operations prior to the date of acquisition.

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2013	2012	2013	2012
(in millions)
Net sales	$813.4	$2,059.9	$—	$547.4
Gross profit	$241.5	$596.8	$—	$160.0
Income from continuing operations	$142.1	$344.6	$—	$78.6
Net income	$142.1	$344.6	$—	$78.6

12.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	November 30, 2013	February 28, 2013
(in millions)
Beer Business Acquisition payable	$552.4	$—
Promotions and advertising	99.8	80.3
Salaries, commissions, and payroll benefits and withholdings	97.6	80.5
Deferred revenue	52.8	49.3
Accrued interest	49.6	61.4
Income taxes payable	40.4	11.2
Other	136.0	139.7
	$1,028.6	$422.4

13.    BORROWINGS:

Borrowings consist of the following:

	November 30, 2013			February 28, 2013
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$—
Other	170.5	—	170.5	—
	$170.5	$—	$170.5	$—

Long-term Debt:
Senior Credit Facility – Term Loans	$48.5	$2,816.2	$2,864.7	$762.5
Senior Notes	—	4,047.0	4,047.0	2,496.0
Other Long-term Debt	18.6	33.8	52.4	46.9
	$67.1	$6,897.0	$6,964.1	$3,305.4

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

The rate of interest for borrowings, excluding the European Term B Facility, under the 2013 Credit Agreement is a function of LIBOR plus a margin or the base rate plus a margin. The rate of interest for the European Term B Facility borrowings under the 2013 Credit Agreement is a function of LIBOR, subject to a minimum rate of 0.75%, plus a margin; or the base rate, subject to a minimum rate of 1.75%, plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2013 Credit Agreement). As of November 30, 2013, the LIBOR margin for the U.S. Term A Facility, the U.S. Term A-2 Facility, the European Term A Facility and the Revolving Credit Facility was 2.0%; the LIBOR margin for the U.S. Term A-1 Facility was 2.25%; and the LIBOR margin for the European Term B Facility was 2.0%.

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

As of November 30, 2013, under the 2013 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $496.3 million bearing an interest rate of 2.2%, U.S. Term A-1 Facility of $245.0 million bearing an interest rate of 2.4%, U.S. Term A-2 Facility of $649.7 million bearing an interest rate of 2.2%, European Term A Facility of $481.2 million bearing an interest rate of 2.2%, European Term B Facility of $992.5 million bearing an interest rate of 2.8%, outstanding letters of credit of $14.0 million, and $836.0 million in revolving loans available to be drawn.

As of November 30, 2013, the required principal repayments under the term loans of the 2013 Credit Agreement for the remaining three months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B Facility	Total
(in millions)
2014	$—	$—	$—	$—	$—	$—
2015	19.4	1.8	25.3	18.7	7.5	72.7
2016	38.7	2.5	50.6	37.5	10.0	139.3
2017	51.5	2.5	67.5	50.0	10.0	181.5
2018	51.5	2.5	67.5	50.0	10.0	181.5
2019	335.2	2.4	438.8	325.0	10.0	1,111.4
Thereafter	—	233.3	—	—	945.0	1,178.3
	$496.3	$245.0	$649.7	$481.2	$992.5	$2,864.7

In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated by the Company and the Company entered into an additional undesignated interest rate swap agreement for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreement. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. Accordingly, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For the nine months ended November 30, 2013, and November 30, 2012, the Company reclassified net losses of $6.2 million and $6.1 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. For the three months ended November 30, 2013, and November 30, 2012, the Company reclassified net losses of $2.1 million and $2.0 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income.

Senior notes –
On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s prior senior credit facility and common stock share repurchases under the 2013 Authorization (as defined in Note 16). Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. The April 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The April 2012 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s U.S. subsidiaries guarantee the April 2012 Senior Notes on a senior unsecured basis. As of November 30, 2013, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

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

On May 14, 2013, the Company issued $500.0 million aggregate principal amount of 3.75% Senior Notes due May 2021 (the “May 2013 Eight Year Senior Notes”) and $1,050.0 million aggregate principal amount of

4.25% Senior Notes due May 2023 (the “May 2013 Ten Year Senior Notes”) (collectively, the “May 2013 Senior Notes”). The Company used the net proceeds from the offering ($1,535.5 million) to fund a portion of the purchase price for the Beer Business Acquisition. Interest on the May 2013 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2013. The May 2013 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The May 2013 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness. Certain of the Company’s U.S. subsidiaries guarantee the May 2013 Senior Notes on a senior unsecured basis. In connection with the issuance of the May 2013 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “May 2013 Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the May 2013 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “May 2013 Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Beer Business Acquisition. In accordance with the terms of the May 2013 Escrow Agreement, in connection with the closing of the Beer Business Acquisition, the May 2013 Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition. As of November 30, 2013, the Company had outstanding $1,550.0 million aggregate principal amount of May 2013 Senior Notes.

Debt payments –
As of November 30, 2013, the required principal repayments under long-term debt obligations (excluding unamortized discount of $3.0 million) for the remaining three months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2014	$17.9
2015	587.3
2016	149.7
2017	887.8
2018	883.8
2019	1,112.3
Thereafter	3,328.3
$6,967.1

Accounts receivable securitization facilities –
On December 4, 2012, the Company entered into a 364-day revolving trade accounts receivable securitization facility (the “CBI Facility”). Under the CBI Facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the CBI SPV to secure borrowings under the CBI Facility. The Company will continue to service the trade accounts receivable as servicer for the CBI Facility. The trade accounts receivable balances related to the CBI Facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the CBI SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. On October 1, 2013, the Company and the CBI SPV amended and restated the CBI Facility (the “Amended CBI Facility”). The Amended CBI Facility remains a 364-day revolving trade accounts receivable securitization facility. Under the Amended CBI Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Amended CBI Facility will be recorded as secured borrowings and will bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 90 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 90 basis points. The Amended CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of November 30, 2013, the CBI SPV had aggregate outstanding borrowings under the Amended CBI Facility of $14.6 million bearing a weighted average interest rate of 1.1%. As of November 30, 2013, the Company had $260.4 million available under the Amended CBI Facility.

Also, on October 1, 2013, Crown Imports entered into a 364-day revolving trade accounts receivable securitization facility (the “Crown Facility”). Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the Crown SPV to secure borrowings under the Crown Facility. Crown Imports will continue to service the trade accounts receivable as servicer for the Crown Facility. The trade accounts receivable balances related to the Crown Facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the Crown SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. Under the Crown Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Crown Facility will be recorded as secured borrowings and will bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 90 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 90 basis points. The Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million structured to account for the seasonality of Crown Imports’ business. As of November 30, 2013, the Crown SPV had aggregate outstanding borrowings under the Crown Facility of $109.0 million bearing a weighted average interest rate of 1.1%. As of November 30, 2013, the Company had $1.0 million available under the Crown Facility.

14.    INCOME TAXES:

The Company’s effective tax rate for the nine months ended November 30, 2013, and November 30, 2012, was 9.0% and 25.3%, respectively. The Company’s effective tax rate for the nine months ended November 30, 2013, was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports of $1,642.0 million, partially offset by the write-off of nondeductible goodwill of $278.7 million. The Company’s effective tax rate for the nine months ended November 30, 2012, was substantially impacted by the benefit from additional foreign tax credits.

The Company’s effective tax rate for the three months ended November 30, 2013, and November 30, 2012, was 27.8% and 27.0%, respectively. The Company’s effective tax rate for the three months ended November 30, 2013, and November 30, 2012, were both favorably impacted by the benefit from additional foreign tax credits.

15.    COMMITMENTS AND CONTINGENCIES:

Indemnification liabilities –
In connection with a prior divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of the divested business, a certain facility in the U.K. and certain income tax matters. As of November 30, 2013, and February 28, 2013, the carrying amount of these indemnification liabilities was $11.6 million and $15.1 million, respectively, and is included in other liabilities on the Company’s Consolidated Balance Sheets. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of November 30, 2013, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $292.7 million under these indemnifications with $278.9 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

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

17.    EARNINGS PER COMMON SHARE:

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the nine months and three months ended November 30, 2013, and November 30, 2012, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the nine months and three months ended November 30, 2013, and November 30, 2012, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted earnings per common share is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2013	2012	2013	2012
(in millions, except per share data)
Income available to common stockholders	$1,785.9	$306.1	$211.0	$109.5

Weighted average common shares outstanding – basic:
Class A Common Stock	164.082	158.442	165.708	158.270
Class B Convertible Common Stock	23.477	23.538	23.461	23.524

Weighted average common shares outstanding – diluted:
Class A Common Stock	164.082	158.442	165.708	158.270
Class B Convertible Common Stock	23.477	23.538	23.461	23.524
Stock-based awards, primarily stock options	9.327	6.662	8.913	7.902
Weighted average common shares outstanding – diluted	196.886	188.642	198.082	189.696

Earnings per common share – basic:
Class A Common Stock	$9.63	$1.70	$1.13	$0.61
Class B Convertible Common Stock	$8.76	$1.55	$1.03	$0.55
Earnings per common share – diluted:
Class A Common Stock	$9.07	$1.62	$1.07	$0.58
Class B Convertible Common Stock	$8.34	$1.49	$0.98	$0.53

For the nine months ended November 30, 2013, and November 30, 2012, stock-based awards, primarily stock options, which could result in the issuance of 1.3 million and 2.2 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. Stock-based awards outstanding whose impact would have been antidilutive in the computation of earnings per common share – diluted for Class A Common Stock for the three months ended November 30, 2013, and November 30, 2012, were not material.

18.    COMPREHENSIVE INCOME:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized losses (gains) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax Amount	Tax (Expense)Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2013
Net income			$1,785.9
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(39.0)	$(2.4)	(41.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(39.0)	(2.4)	(41.4)
Unrealized gain on cash flow hedges:
Net derivative gains	2.0	(0.7)	1.3
Reclassification adjustments	5.3	(2.4)	2.9
Net gain recognized in other comprehensive loss	7.3	(3.1)	4.2
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(1.8)	(0.3)	(2.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(1.8)	(0.3)	(2.1)
Pension/postretirement adjustments:
Net actuarial gains	0.7	(0.2)	0.5
Reclassification adjustments	0.9	(0.2)	0.7
Net gain recognized in other comprehensive loss	1.6	(0.4)	1.2
Other comprehensive loss	$(31.9)	$(6.2)	(38.1)
Total comprehensive income			$1,747.8

For the Nine Months Ended November 30, 2012
Net income			$306.1
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(11.0)	$5.4	(5.6)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(11.0)	5.4	(5.6)
Unrealized loss on cash flow hedges:
Net derivative losses	(10.0)	4.0	(6.0)
Reclassification adjustments	4.5	(2.5)	2.0
Net loss recognized in other comprehensive loss	(5.5)	1.5	(4.0)
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	1.1	(0.4)	0.7
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	1.1	(0.4)	0.7
Pension/postretirement adjustments:
Net actuarial gains	0.1	—	0.1
Reclassification adjustments	0.6	(0.2)	0.4
Net gain recognized in other comprehensive loss	0.7	(0.2)	0.5
Other comprehensive loss	$(14.7)	$6.3	(8.4)
Total comprehensive income			$297.7

	Before Tax Amount	Tax (Expense)Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended November 30, 2013
Net income			$211.0
Other comprehensive income:
Foreign currency translation adjustments:
Net gains	$27.4	$(0.8)	26.6
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	27.4	(0.8)	26.6
Unrealized gain on cash flow hedges:
Net derivative losses	(0.4)	1.1	0.7
Reclassification adjustments	1.7	(0.8)	0.9
Net gain recognized in other comprehensive income	1.3	0.3	1.6
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	1.1	(0.2)	0.9
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	1.1	(0.2)	0.9
Pension/postretirement adjustments:
Net actuarial gains	0.1	—	0.1
Reclassification adjustments	0.3	(0.1)	0.2
Net gain recognized in other comprehensive income	0.4	(0.1)	0.3
Other comprehensive income	$30.2	$(0.8)	29.4
Total comprehensive income			$240.4

For the Three Months Ended November 30, 2012
Net income			$109.5
Other comprehensive income:
Foreign currency translation adjustments:
Net gains	$1.4	$1.9	3.3
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	1.4	1.9	3.3
Unrealized gain on cash flow hedges:
Net derivative gains	2.8	(0.7)	2.1
Reclassification adjustments	2.2	(1.0)	1.2
Net gain recognized in other comprehensive income	5.0	(1.7)	3.3
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	1.1	(0.3)	0.8
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	1.1	(0.3)	0.8
Pension/postretirement adjustments:
Net actuarial gains	0.2	(0.1)	0.1
Reclassification adjustments	0.2	(0.1)	0.1
Net gain recognized in other comprehensive income	0.4	(0.2)	0.2
Other comprehensive income	$7.9	$(0.3)	7.6
Total comprehensive income			$117.1

Accumulated other comprehensive income (“AOCI”), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized (Losses) Gains on Derivative Instruments	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2013	$170.4	$(20.2)	$1.4	$(19.5)	$132.1
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification adjustments	(41.4)	1.3	(2.1)	0.5	(41.7)
Amounts reclassified from accumulated other comprehensive income	—	2.9	—	0.7	3.6
Other comprehensive (loss) income	(41.4)	4.2	(2.1)	1.2	(38.1)
Balance, November 30, 2013	$129.0	$(16.0)	$(0.7)	$(18.3)	$94.0

19.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of November 30, 2013, and February 28, 2013, the condensed consolidating statements of comprehensive income for the nine months and three months ended November 30, 2013, and November 30, 2012, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2013, and November 30, 2012, for the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”), the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.
In connection with the preparation of the condensed consolidating financial information, the Company made certain immaterial adjustments to the condensed consolidating balance sheet at February 28, 2013, and the condensed consolidating statement of cash flows for the nine months ended November 30, 2012. The Company will also make similar adjustments to its condensed consolidating balance sheet and its condensed consolidating statements of cash flows for comparative prior periods presented in future filings. These adjustments (i)  did not change the net increase in cash and cash investments for the parent company, the Subsidiary Guarantors or the Subsidiary Nonguarantors and (ii)  had no impact on the consolidated amounts. The substantial majority of these adjustments had the effect of (i)  decreasing the parent company’s cash flows from operating activities and increasing the parent company’s cash flows from financing activities and (ii)  increasing the Subsidiary Guarantors’ cash flows from operating activities and decreasing the Subsidiary Guarantors’ cash flows from financing activities.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2013
Current assets:
Cash and cash investments	$3.0	$2.2	$60.0	$—	$65.2
Accounts receivable, net	0.6	11.7	656.5	—	668.8
Inventories	160.5	1,298.7	405.3	(40.5)	1,824.0
Intercompany receivable	7,158.4	12,087.8	3,320.9	(22,567.1)	—
Prepaid expenses and other	45.9	89.6	487.5	(345.6)	277.4
Total current assets	7,368.4	13,490.0	4,930.2	(22,953.2)	2,835.4
Property, plant and equipment, net	39.4	845.6	1,020.4	—	1,905.4
Investments in subsidiaries	10,539.3	8.7	—	(10,548.0)	—
Goodwill	—	5,411.2	738.8	—	6,150.0
Intangible assets, net	—	709.6	2,527.0	0.6	3,237.2
Intercompany notes receivable	3,658.2	10.3	32.8	(3,701.3)	—
Other assets, net	67.2	88.1	69.4	(16.4)	208.3
Total assets	$21,672.5	$20,563.5	$9,318.6	$(37,218.3)	$14,336.3

Current liabilities:
Notes payable to banks	$—	$—	$170.5	$—	$170.5
Current maturities of long-term debt	31.8	17.6	17.7	—	67.1
Accounts payable	38.9	269.6	153.9	—	462.4
Accrued excise taxes	9.2	12.1	5.1	—	26.4
Intercompany payable	10,853.5	8,279.9	3,433.7	(22,567.1)	—
Other accrued expenses and liabilities	475.4	230.9	679.0	(356.7)	1,028.6
Total current liabilities	11,408.8	8,810.1	4,459.9	(22,923.8)	1,755.0
Long-term debt, less current maturities	5,407.0	33.1	1,456.9	—	6,897.0
Deferred income taxes	21.3	572.7	132.3	(16.3)	710.0
Intercompany notes payable	—	3,682.3	19.0	(3,701.3)	—
Other liabilities	45.6	25.5	113.4	—	184.5
Stockholders’ equity	4,789.8	7,439.8	3,137.1	(10,576.9)	4,789.8
Total liabilities and stockholders’ equity	$21,672.5	$20,563.5	$9,318.6	$(37,218.3)	$14,336.3

Condensed Consolidating Balance Sheet at February 28, 2013
Current assets:
Cash and cash investments	$185.8	$0.7	$145.0	$—	$331.5
Accounts receivable, net	0.7	10.1	461.1	—	471.9
Inventories	151.5	1,019.4	317.2	(7.2)	1,480.9
Intercompany receivable	4,598.2	9,291.4	1,075.1	(14,964.7)	—
Prepaid expenses and other	33.9	46.4	447.8	(341.2)	186.9
Total current assets	4,970.1	10,368.0	2,446.2	(15,313.1)	2,471.2
Property, plant and equipment, net	43.3	832.7	353.0	—	1,229.0
Investments in subsidiaries	7,307.0	2.8	—	(7,309.8)	—
Goodwill	—	2,097.9	624.4	—	2,722.3
Intangible assets, net	—	686.5	184.9	—	871.4
Intercompany notes receivable	1,611.2	—	32.6	(1,643.8)	—
Other assets, net	63.3	243.2	58.6	(20.9)	344.2
Total assets	$13,994.9	$14,231.1	$3,699.7	$(24,287.6)	$7,638.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Current liabilities:
Current maturities of long-term debt	$9.8	$17.7	$0.1	$—	$27.6
Accounts payable	39.2	106.4	63.4	—	209.0
Accrued excise taxes	11.4	3.7	3.8	—	18.9
Intercompany payable	7,257.5	6,318.7	1,388.5	(14,964.7)	—
Other accrued expenses and liabilities	518.2	171.1	76.1	(343.0)	422.4
Total current liabilities	7,836.1	6,617.6	1,531.9	(15,307.7)	677.9
Long-term debt, less current maturities	3,251.0	26.8	—	—	3,277.8
Deferred income taxes	—	543.0	77.5	(20.9)	599.6
Intercompany notes payable	—	1,634.9	8.9	(1,643.8)	—
Other liabilities	47.5	41.8	133.2	—	222.5
Stockholders’ equity	2,860.3	5,367.0	1,948.2	(7,315.2)	2,860.3
Total liabilities and stockholders’ equity	$13,994.9	$14,231.1	$3,699.7	$(24,287.6)	$7,638.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2013
Sales	$1,762.9	$2,815.8	$1,413.2	$(2,018.9)	$3,973.0
Less – excise taxes	(234.2)	(110.3)	(52.0)	—	(396.5)
Net sales	1,528.7	2,705.5	1,361.2	(2,018.9)	3,576.5
Cost of product sold	(1,303.8)	(1,871.8)	(931.3)	1,973.2	(2,133.7)
Gross profit	224.9	833.7	429.9	(45.7)	1,442.8
Selling, general and administrative expenses	(315.0)	(260.8)	(112.6)	12.8	(675.6)
Impairment of goodwill and intangible assets	—	—	(300.9)	—	(300.9)
Gain on remeasurement to fair value of equity method investment	—	1,642.0	—	—	1,642.0
Operating (loss) income	(90.1)	2,214.9	16.4	(32.9)	2,108.3
Equity in earnings of equity method investees and subsidiaries	2,008.4	92.8	0.4	(2,013.3)	88.3
Interest income	0.1	—	5.8	—	5.9
Intercompany interest income	117.3	122.8	1.1	(241.2)	—
Interest expense	(206.5)	(3.5)	(30.6)	—	(240.6)
Intercompany interest expense	(130.3)	(110.4)	(0.5)	241.2	—
Income (loss) before income taxes	1,698.9	2,316.6	(7.4)	(2,046.2)	1,961.9
Benefit from (provision for) income taxes	87.0	(246.3)	(26.2)	9.5	(176.0)
Net income (loss)	$1,785.9	$2,070.3	$(33.6)	$(2,036.7)	$1,785.9
Comprehensive income (loss)	$1,747.8	$2,098.9	$(77.4)	$(2,021.5)	$1,747.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2012
Sales	$1,536.7	$1,283.5	$623.7	$(1,060.5)	$2,383.4
Less – excise taxes	(158.8)	(74.8)	(49.6)	—	(283.2)
Net sales	1,377.9	1,208.7	574.1	(1,060.5)	2,100.2
Cost of product sold	(1,105.0)	(857.5)	(344.1)	1,052.9	(1,253.7)
Gross profit	272.9	351.2	230.0	(7.6)	846.5
Selling, general and administrative expenses	(249.2)	(81.0)	(130.7)	9.9	(451.0)
Operating income	23.7	270.2	99.3	2.3	395.5
Equity in earnings of equity method investees and subsidiaries	427.0	183.5	0.4	(427.3)	183.6
Interest income	0.4	—	4.3	—	4.7
Intercompany interest income	59.2	144.1	1.2	(204.5)	—
Interest expense	(169.0)	(0.6)	(1.8)	—	(171.4)
Intercompany interest expense	(144.1)	(60.3)	(0.1)	204.5	—
Loss on write-off of financing costs	(2.8)	—	—	—	(2.8)
Income before income taxes	194.4	536.9	103.3	(425.0)	409.6
Benefit from (provision for) income taxes	111.7	(227.1)	12.4	(0.5)	(103.5)
Net income	$306.1	$309.8	$115.7	$(425.5)	$306.1
Comprehensive income	$297.7	$308.7	$108.6	$(417.3)	$297.7

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2013
Sales	$641.1	$1,182.4	$591.6	$(821.6)	$1,593.5
Less – excise taxes	(80.9)	(51.2)	(18.1)	—	(150.2)
Net sales	560.2	1,131.2	573.5	(821.6)	1,443.3
Cost of product sold	(478.8)	(779.1)	(391.4)	815.7	(833.6)
Gross profit	81.4	352.1	182.1	(5.9)	609.7
Selling, general and administrative expenses	(95.6)	(116.3)	(38.5)	4.5	(245.9)
Operating (loss) income	(14.2)	235.8	143.6	(1.4)	363.8
Equity in earnings of equity method investees and subsidiaries	285.6	18.7	0.2	(286.5)	18.0
Interest income	—	—	2.0	—	2.0
Intercompany interest income	46.6	44.9	0.3	(91.8)	—
Interest expense	(75.7)	(0.5)	(15.4)	—	(91.6)
Intercompany interest expense	(47.6)	(44.0)	(0.2)	91.8	—
Income before income taxes	194.7	254.9	130.5	(287.9)	292.2
Benefit from (provision for) income taxes	16.3	(93.3)	(4.5)	0.3	(81.2)
Net income	$211.0	$161.6	$126.0	$(287.6)	$211.0
Comprehensive income	$240.4	$183.1	$157.0	$(340.1)	$240.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2012
Sales	$570.1	$483.1	$223.5	$(416.3)	$860.4
Less – excise taxes	(55.4)	(20.2)	(17.9)	—	(93.5)
Net sales	514.7	462.9	205.6	(416.3)	766.9
Cost of product sold	(424.3)	(320.0)	(124.8)	413.0	(456.1)
Gross profit	90.4	142.9	80.8	(3.3)	310.8
Selling, general and administrative expenses	(82.6)	(28.7)	(44.8)	4.1	(152.0)
Operating income	7.8	114.2	36.0	0.8	158.8
Equity in earnings of equity method investees and subsidiaries	141.4	53.9	0.2	(143.0)	52.5
Interest income	0.3	—	1.5	—	1.8
Intercompany interest income	19.7	48.7	0.4	(68.8)	—
Interest expense	(62.9)	—	(0.3)	—	(63.2)
Intercompany interest expense	(48.7)	(20.1)	—	68.8	—
Income before income taxes	57.6	196.7	37.8	(142.2)	149.9
Benefit from (provision for) income taxes	51.9	(96.1)	4.0	(0.2)	(40.4)
Net income	$109.5	$100.6	$41.8	$(142.4)	$109.5
Comprehensive income	$117.1	$101.0	$47.3	$(148.3)	$117.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2013
Net cash (used in) provided by operating activities	$(266.2)	$910.0	$4.1	$(18.8)	$629.1

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(1,770.1)	(2,910.9)	—	(4,681.0)
Purchases of property, plant and equipment	(5.7)	(45.9)	(34.3)	—	(85.9)
Proceeds from sales of assets	—	0.2	7.6	—	7.8
Net proceeds from intercompany notes	859.2	—	—	(859.2)	—
Net investments in equity affiliates	(1,095.0)	(5.0)	—	1,100.0	—
Other investing activities	—	2.2	(0.6)	—	1.6
Net cash used in investing activities	(241.5)	(1,818.6)	(2,938.2)	240.8	(4,757.5)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Payments of dividends	—	—	(18.8)	18.8	—
Net (returns of capital to) contributions from equity affiliates	—	(188.4)	1,288.4	(1,100.0)	—
Net (repayments of) proceeds from intercompany notes	(1,941.5)	1,129.9	(47.6)	859.2	—
Proceeds from issuance of long-term debt	2,225.0	—	1,500.0	—	3,725.0
Net proceeds from notes payable	—	—	170.6	—	170.6
Proceeds from exercises of employee stock options	93.1	—	—	—	93.1
Excess tax benefits from stock-based payment awards	64.7	—	—	—	64.7
Proceeds from employee stock purchases	2.5	—	—	—	2.5
Principal payments of long-term debt	(49.3)	(15.0)	(26.3)	—	(90.6)
Payments of financing costs of long-term debt	(69.6)	—	(12.6)	—	(82.2)
Payments of minimum tax withholdings on stock-based payment awards	—	(16.4)	(1.6)	—	(18.0)
Net cash provided by financing activities	324.9	910.1	2,852.1	(222.0)	3,865.1

Effect of exchange rate changes on cash and cash investments	—	—	(3.0)	—	(3.0)

Net (decrease) increase in cash and cash investments	(182.8)	1.5	(85.0)	—	(266.3)
Cash and cash investments, beginning of period	185.8	0.7	145.0	—	331.5
Cash and cash investments, end of period	$3.0	$2.2	$60.0	$—	$65.2

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2012
Net cash (used in) provided by operating activities	$(217.5)	$506.4	$100.1	$—	$389.0

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(159.3)	—	—	(159.3)
Purchases of property, plant and equipment	(7.9)	(33.4)	(10.9)	—	(52.2)
Proceeds from sales of assets	—	4.9	3.1	—	8.0
Proceeds from notes receivable	1.2	3.4	—	—	4.6
Net proceeds from intercompany notes	307.2	—	—	(307.2)	—
Net returns of capital from equity affiliates	14.0	—	—	(14.0)	—
Other investing activities	(0.5)	0.2	(1.0)	—	(1.3)
Net cash provided by (used in) investing activities	314.0	(184.2)	(8.8)	(321.2)	(200.2)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Net contributions from (returns of capital to) equity affiliates	0.1	(7.9)	(6.2)	14.0	—
Net proceeds from (repayments of) intercompany notes	0.5	(307.5)	(0.2)	307.2	—
Proceeds from issuance of long-term debt	2,050.0	—	—	—	2,050.0
Net repayments of notes payable	(298.0)	—	(58.0)	—	(356.0)
Proceeds from exercises of employee stock options	135.0	—	—	—	135.0
Excess tax benefits from stock-based payment awards	17.2	—	—	—	17.2
Proceeds from employee stock purchases	2.1	—	—	—	2.1
Principal payments of long-term debt	(846.4)	(5.2)	—	—	(851.6)
Payments of financing costs of long-term debt	(35.2)	—	—	—	(35.2)
Payments of minimum tax withholdings on stock-based payment awards	—	—	(0.5)	—	(0.5)
Payment of restricted cash upon issuance of long-term debt	(650.0)	—	—	—	(650.0)
Purchases of treasury stock	(383.0)	—	—	—	(383.0)
Net cash used in financing activities	(7.7)	(320.6)	(64.9)	321.2	(72.0)

Effect of exchange rate changes on cash and cash investments	—	—	(2.1)	—	(2.1)

Net increase in cash and cash investments	88.8	1.6	24.3	—	114.7
Cash and cash investments, beginning of period	0.5	0.6	84.7	—	85.8
Cash and cash investments, end of period	$89.3	$2.2	$109.0	$—	$200.5

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

For the nine months and three months ended November 30, 2013, and November 30, 2012, restructuring charges and unusual items included in operating income consist of:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2013	2012	2013	2012
(in millions)
Cost of Product Sold:
Flow through of inventory step-up	$11.0	$5.7	$—	$3.4
Amortization of favorable interim supply agreement	4.3	—	2.2	—
Cost of Product Sold	15.3	5.7	2.2	3.4

Selling, General and Administrative Expenses:
Transaction and related costs associated with pending and completed acquisitions	43.8	17.6	8.9	8.5
Deferred compensation	7.0	—	—	—
Restructuring charges	(1.0)	1.0	(0.1)	0.3
Other costs	(1.8)	3.3	0.2	1.9
Selling, General and Administrative Expenses	48.0	21.9	9.0	10.7

Impairment of Goodwill and Intangible Assets	300.9	—	—	—

Gain on Remeasurement to Fair Value of Equity Method Investment	(1,642.0)	—	—	—

Restructuring Charges and Unusual Items	$(1,277.8)	$27.6	$11.2	$14.1

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

Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2013	2012	2013	2012
(in millions)
Beer
Net sales	$2,237.8	$2,059.9	$661.6	$547.4
Segment operating income	$572.9	$345.4	$212.5	$79.0
Long-lived tangible assets	$694.4	$8.8	$694.4	$8.8
Total assets	$7,214.7	$350.8	$7,214.7	$350.8
Capital expenditures	$23.2	$0.8	$19.6	$0.4
Depreciation and amortization	$24.2	$2.0	$11.1	$0.5

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2013	2012	2013	2012
(in millions)
Wine and Spirits
Net sales:
Wine	$1,938.3	$1,870.7	$711.9	$693.5
Spirits	213.8	229.5	69.8	73.4
Net sales	$2,152.1	$2,100.2	$781.7	$766.9
Segment operating income	$471.9	$490.8	$186.1	$196.5
Equity in earnings of equity method investees	$18.1	$13.1	$18.0	$14.2
Long-lived tangible assets	$1,094.6	$1,107.9	$1,094.6	$1,107.9
Investments in equity method investees	$81.9	$80.6	$81.9	$80.6
Total assets	$6,704.6	$7,141.6	$6,704.6	$7,141.6
Capital expenditures	$51.0	$45.3	$15.4	$14.6
Depreciation and amortization	$72.2	$67.8	$24.7	$23.4

Corporate Operations and Other
Net sales	$—	$—	$—	$—
Segment operating loss	$(71.7)	$(67.7)	$(23.6)	$(23.6)
Long-lived tangible assets	$116.4	$128.8	$116.4	$128.8
Total assets	$417.0	$1,035.2	$417.0	$1,035.2
Capital expenditures	$12.0	$6.9	$1.7	$2.0
Depreciation and amortization	$17.4	$17.7	$6.3	$6.1

Restructuring Charges and Unusual Items
Operating income (loss)	$1,277.8	$(27.6)	$(11.2)	$(14.1)
Equity in losses of equity method investees	$(0.1)	$(0.2)	$—	$(0.2)

Consolidation and Eliminations
Net sales	$(813.4)	$(2,059.9)	$—	$(547.4)
Operating income	$(142.6)	$(345.4)	$—	$(79.0)
Equity in earnings of Crown Imports	$70.3	$170.7	$—	$38.5
Long-lived tangible assets	$—	$(8.8)	$—	$(8.8)
Investments in equity method investees	$—	$145.9	$—	$145.9
Total assets	$—	$(204.9)	$—	$(204.9)
Capital expenditures	$(0.3)	$(0.8)	$—	$(0.4)
Depreciation and amortization	$(0.5)	$(2.0)	$—	$(0.5)

Consolidated
Net sales	$3,576.5	$2,100.2	$1,443.3	$766.9
Operating income	$2,108.3	$395.5	$363.8	$158.8
Equity in earnings of equity method investees	$88.3	$183.6	$18.0	$52.5
Long-lived tangible assets	$1,905.4	$1,236.7	$1,905.4	$1,236.7
Investments in equity method investees	$81.9	$226.5	$81.9	$226.5
Total assets	$14,336.3	$8,322.7	$14,336.3	$8,322.7
Capital expenditures	$85.9	$52.2	$36.7	$16.6
Depreciation and amortization	$113.3	$85.5	$42.1	$29.5

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

Overview

The Company is the world’s leading premium wine company and the third largest producer and marketer of beer for the United States (“U.S.”) market. The Company has a broad portfolio of consumer-preferred premium wine, imported beer and spirits brands complemented by other select beverage alcohol products. The Company is the largest multi-category supplier (wine, spirits and beer) of beverage alcohol in the U.S., the leading producer and marketer of wine in Canada, and a leading producer and exporter of wine from New Zealand and Italy.

Prior to the Beer Business Acquisition (as defined below), Crown Imports LLC (“Crown Imports”), the Company’s prior investment in a joint venture with Grupo Modelo, S.A.B. de C.V. (“Modelo”), was a reportable segment of the Company. In connection with the Beer Business Acquisition and the resulting consolidation of the acquired businesses from the date of acquisition, the Crown Imports segment, together with the Brewery Purchase (as defined below), is now known as the Beer segment. Accordingly, the Company’s internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits (formerly known as Constellation Wine and Spirits) and the Company reports its operating results in three segments:  (i)  Beer (imported beer), (ii)  Wine and Spirits (wine and spirits), and (iii)  Corporate Operations and Other. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. Any costs incurred at the corporate office that are applicable to the segments are allocated to the appropriate segment. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

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

The Company’s business strategy in the Wine and Spirits segment is to remain focused on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, the Company continues to focus on growing premium product categories. The Company has consolidated its U.S. distributor network in markets where it was feasible, which currently represents about 70% of the Company’s branded wine and spirits volume in the U.S., in order to obtain dedicated selling resources which focus on the Company’s U.S. wine and spirits portfolio to drive organic growth. Throughout the terms of these contracts, the Company generally expects shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

The Company believes the current overall supply of wine is generally in balance with demand within the U.S. The calendar 2013 U.S. grape harvest overall yield came in similar to the calendar 2012 U.S. grape harvest. Accordingly, the Company currently expects that the calendar 2013 U.S. grape harvest may continue to provide some relief from the recent tightening of supply within certain U.S. varietals due to relatively smaller U.S. grape harvests in the recent years.

The Company’s business strategy in the Beer segment is twofold:  (i)  continued focus on growing the premium Mexican beer portfolio in the U.S. through innovation and new product development within the existing portfolio of brands, as well as expanding distribution for key brands, and (ii)  completion of the required brewery expansion in Mexico by December 31, 2016, with a goal to complete the expansion within three years from the date of acquisition (see additional discussion below under “Acquisition in Fiscal 2014 and Fiscal 2013 – Beer Business Acquisition”).

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

For the three months ended November 30, 2013 (“Third Quarter 2014”), the Company’s net sales increased 88% over the three months ended November 30, 2012 (“Third Quarter 2013”), primarily due to the Beer Business Acquisition. Operating income increased significantly over the comparable prior year period primarily due to the benefit from the Beer Business Acquisition. The significant increase in net income over the comparable prior year period is primarily due to the items discussed above, partially offset by lower equity in earnings of Crown Imports and an increase in interest expense, net.

For the nine months ended November 30, 2013 (“Nine Months 2014”), the Company’s net sales increased 70% over the nine months ended November 30, 2012 (“Nine Months 2013”), primarily due to the Beer Business Acquisition. Operating income increased significantly over the comparable prior year period primarily due to the nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports combined with the benefit from the Beer Business Acquisition, partially offset by an impairment of nondeductible goodwill and intangible assets for the Company’s Wine and Spirits’ Canadian reporting unit. The significant increase in net income over the comparable prior year period is primarily due to the items discussed above, partially offset by lower equity in earnings of Crown Imports and an increase in interest expense, net.

The following discussion and analysis summarizes the significant factors affecting (i)  consolidated results of operations of the Company for Third Quarter 2014 compared to Third Quarter 2013 and Nine Months 2014 compared to Nine Months 2013, and (ii)  financial liquidity and capital resources for Nine Months 2014. This discussion and analysis also identifies certain restructuring charges and unusual items expected to affect consolidated results of operations of the Company for the year ending February 28, 2014 (“Fiscal 2014”). References to base branded exclude the impact of branded wine acquired in the acquisition of Mark West. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013 (“Fiscal 2013”).

Acquisition in Fiscal 2014 and Fiscal 2013

Beer Business Acquisition

On June 7, 2013, the Company acquired (i)  the remaining 50% equity interest in Crown Imports (the “Crown Acquisition”) and (ii)(a)  all of the issued and outstanding equity interests of Compañía Cervecera de Coahuila, S. de R.L. de C.V., which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)(b)  all of the issued and outstanding equity interests of Servicios Modelo de Coahuila, S. de R.L. de C.V., which provides personnel and services for the operation and maintenance of the Brewery, and (ii)(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell Modelo’s Mexican beer portfolio sold in the U.S. and Guam as of the date of the acquisition, and certain extensions (all collectively referred to as the “Brewery Purchase”). The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.” In connection with the Beer Business Acquisition, the Company is required to build out and expand the Brewery to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates the supplier to provide Crown Imports with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The Beer Business Acquisition has positioned the Company as the third largest producer and marketer of beer for the U.S. market and the largest multi-category supplier (wine, spirits and beer) of beverage alcohol in the U.S. The estimated aggregate purchase price of $5,226.4 million consists of cash paid at closing of $4,745.0 million, net of cash acquired of $106.8 million, plus the fair value of an additional purchase price for the finalization of the Final EBITDA Amount (as defined in the stock purchase agreement) of $543.3 million, as well as additional estimated cash payments for certain working capital adjustments. The fair value of the additional purchase price related to the Final EBITDA Amount was estimated by discounting future cash flows. During the three months ended November 30, 2013, the calculation of the Final EBITDA Amount was finalized requiring the Company to make a payment of $558.0 million no later than June 7, 2014, consisting of the additional purchase price of $543.3 million plus imputed interest of $14.7 million.

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

The Company has recognized acquisition-related costs of $8.9 million and $9.0 million for Third Quarter 2014 and Third Quarter 2013, respectively, and $44.7 million and $15.1 million for Nine Months 2014 and Nine Months 2013, respectively. Through November 30, 2013, the Company has incurred total acquisition-related costs of $70.7 million, with $44.7 million recognized for Nine Months 2014 and $26.0 million recognized for Fiscal 2013. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

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

Results of Operations

Third Quarter 2014 Compared to Third Quarter 2013

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Third Quarter 2014 and Third Quarter 2013.

	Third Quarter 2014	Third Quarter 2013	% Increase (Decrease)
(in millions)
Beer	$661.6	$547.4	21%
Wine and Spirits:
Wine	711.9	693.5	3%
Spirits	69.8	73.4	(5%)
Wine and Spirits	781.7	766.9	2%
Consolidations and eliminations	—	(547.4)	100%
Consolidated Net Sales	$1,443.3	$766.9	88%

Net sales increased to $1,443.3 million for Third Quarter 2014 from $766.9 million for Third Quarter 2013, an increase of $676.4 million, or 88%. This increase resulted primarily from $661.6 million of net sales of products acquired in the Beer Business Acquisition. Prior to the Beer Business Acquisition, the results of operations of the Beer segment were eliminated in consolidation as the Company accounted for its preexisting 50% equity interest in Crown Imports under the equity method of accounting.

Beer

Net sales for Beer increased to $661.6 million for Third Quarter 2014 from $547.4 million for Third Quarter 2013, an increase of $114.2 million, or 21%. This increase was due largely to volume growth within the Mexican beer portfolio resulting primarily from (i)  an increase in Third Quarter 2014 shipments to replenish distributor inventory levels which were running below normal levels after the strong summer selling season, (ii)  continued strong consumer demand and (iii)  a favorable overlap of lower volumes in Third Quarter 2013 due to the timing of shipments in the second quarter of fiscal 2013 in advance of a previously announced price increase in select markets. In addition, net sales benefited from certain price increases in select markets.

Wine and Spirits

Net sales for Wine and Spirits increased to $781.7 million for Third Quarter 2014 from $766.9 million for Third Quarter 2013, an increase of $14.8 million, or 2%. Wine net sales increased to $711.9 million for Third Quarter 2014 from $693.5 million for Third Quarter 2013, an increase of $18.4 million, or 3%. This increase resulted primarily from wine volume growth (predominantly in the U.S.), partially offset by an unfavorable foreign currency translation impact of $5.7 million and higher promotional spend. Spirits net sales decreased to $69.8 million for Third Quarter 2014 from $73.4 million for Third Quarter 2013, a decrease of $3.6 million, or (5%). This decrease resulted primarily from lower bulk spirits net sales.

Gross Profit

The Company’s gross profit increased to $609.7 million for Third Quarter 2014 from $310.8 million for Third Quarter 2013, an increase of $298.9 million, or 96%. This increase is primarily due to an increase in gross profit from the Beer Business Acquisition of $300.9 million, partially offset by a decrease in Wine and Spirits’ gross profit of $4.1 million. The decrease in Wine and Spirits’ gross profit is primarily due to higher branded wine product costs (predominantly in the U.S.) and the higher promotional spend, partially offset by the branded wine volume growth.

The Beer segment’s gross profit increased $140.9 million, or 88%, primarily due to incremental gross profit from the Brewery Purchase, the volume growth within the Mexican beer portfolio and the favorable impact from the price increases in select markets.

Gross profit as a percent of net sales increased to 42.2% for Third Quarter 2014 compared to 40.5% for Third Quarter 2013 primarily due to the Beer Business Acquisition and the first full quarter of recognition of all of the profits associated with the acquired beer brands, partially offset by the higher branded wine product costs and higher promotional spend.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $245.9 million for Third Quarter 2014 from $152.0 million for Third Quarter 2013, an increase of $93.9 million, or 62%. This increase is primarily due to $88.4 million of selling, general and administrative expenses from the Beer Business Acquisition, combined with an increase in Wine and Spirits’ selling, general and administrative expenses of $6.3 million. The increase in Wine and Spirits’ selling, general and administrative expenses is primarily due to an increase (on a constant currency basis) in selling expenses of $6.3 million and advertising expenses of $3.1 million, partially offset by a decrease in general and administrative expenses of $1.7 million. The increase in selling and advertising expenses is primarily due to a planned increase in spend behind the segment’s branded wine and spirits portfolio. The decrease in general and administrative expenses is primarily attributable to lower allocated information technology expense in the Wine and Spirits segment (which was offset by an increase in allocated information technology expense in the Beer segment). Information technology expense is allocated to the Company’s segments to reflect utilization of central support services and costs associated with the Company’s information technology systems. The reallocation of information technology expense resulted from the Beer Business Acquisition and the associated consolidation of the Beer segment’s results of operations.

The Beer segment’s selling, general and administrative expenses increased $7.4 million, or 9%, primarily due to an increase in general and administrative expenses resulting largely from the higher allocated information technology expense discussed above.

Selling, general and administrative expenses as a percent of net sales decreased to 17.0% for Third Quarter 2014 as compared to 19.8% for Third Quarter 2013 primarily due to the Beer Business Acquisition and the associated lower fixed overhead.

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Third Quarter 2014 and Third Quarter 2013.

	Third Quarter 2014	Third Quarter 2013	% Increase (Decrease)
(in millions)
Beer	$212.5	$79.0	169%
Wine and Spirits	186.1	196.5	(5%)
Corporate Operations and Other	(23.6)	(23.6)	—%
Consolidations and eliminations	—	(79.0)	100%
Total Reportable Segments	375.0	172.9	117%
Restructuring Charges and Unusual Items	(11.2)	(14.1)	21%
Consolidated Operating Income	$363.8	$158.8	129%

As a result of the factors discussed above, consolidated operating income increased to $363.8 million for Third Quarter 2014 from $158.8 million for Third Quarter 2013, an increase of $205.0 million, or 129%. Restructuring charges and unusual items of $11.2 million and $14.1 million for Third Quarter 2014 and Third Quarter 2013, respectively, consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Third Quarter 2014	Third Quarter 2013
(in millions)
Cost of Product Sold
Amortization of favorable interim supply agreement	$2.2	$—
Flow through of inventory step-up	—	3.4
Cost of Product Sold	2.2	3.4

Selling, General and Administrative Expenses
Transaction and related costs associated with pending and completed acquisitions	8.9	8.5
Restructuring charges	(0.1)	0.3
Other costs	0.2	1.9
Selling, General and Administrative Expenses	9.0	10.7

Restructuring Charges and Unusual Items	$11.2	$14.1

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees decreased to $18.0 million in Third Quarter 2014 from $52.5 million in Third Quarter 2013, a decrease of $34.5 million, or (66%). This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense, Net

Interest expense, net of interest income of $2.0 million and $1.8 million, for Third Quarter 2014 and Third Quarter 2013, respectively, increased to $89.6 million for Third Quarter 2014 from $61.4 million for Third Quarter 2013, an increase of $28.2 million, or 46%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings. The higher average borrowings are primarily due to the issuance of the May 2013 Senior Notes and borrowings under the 2013 Credit Agreement (both as defined below), partially offset by the $650.0 million aggregate principal amount of 4.625% Senior Notes issued in August 2012 and subsequently redeemed in February 2012. The lower weighted average interest rate on outstanding borrowings is primarily due to the issuance of the May 2013 Senior Notes and borrowings under the 2013 Credit Agreement.

Provision for Income Taxes

The Company’s effective tax rate for Third Quarter 2014 and Third Quarter 2013 was 27.8% and 27.0%, respectively. The Company’s effective tax rate for Third Quarter 2014 and Third Quarter 2013 were both favorably impacted by the benefit from additional foreign tax credits.

Net Income

As a result of the above factors, net income increased to $211.0 million for Third Quarter 2014 from $109.5 million for Third Quarter 2013, an increase of $101.5 million, or 93%.

Nine Months 2014 Compared to Nine Months 2013

Net Sales

The following table sets forth the net sales by reportable segment of the Company for Nine Months 2014 and Nine Months 2013.

	Nine Months 2014	Nine Months 2013	% Increase (Decrease)
(in millions)
Beer	$2,237.8	$2,059.9	9%
Wine and Spirits:
Wine	1,938.3	1,870.7	4%
Spirits	213.8	229.5	(7%)
Wine and Spirits	2,152.1	2,100.2	2%
Consolidations and eliminations	(813.4)	(2,059.9)	61%
Consolidated Net Sales	$3,576.5	$2,100.2	70%

Net sales increased to $3,576.5 million for Nine Months 2014 from $2,100.2 million for Nine Months 2013 an increase of $1,476.3 million, or 70%. This increase resulted primarily from $1,424.4 million of net sales of products acquired in the Beer Business Acquisition. Prior to the Beer Business Acquisition, the results of operations of the Beer segment were eliminated in consolidation as the Company accounted for its preexisting 50% equity interest in Crown Imports under the equity method of accounting.

Beer

Net sales for Beer increased to $2,237.8 million for Nine Months 2014 from $2,059.9 million for Nine Months 2013, an increase of $177.9 million, or 9%. This increase resulted primarily from volume growth within the Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, combined with a favorable impact from pricing in select markets.

Wine and Spirits

Net sales for Wine and Spirits increased to $2,152.1 million for Nine Months 2014 from $2,100.2 million for Nine Months 2013, an increase of $51.9 million, or 2%. Wine net sales increased to $1,938.3 million for Nine Months 2014 from $1,870.7 million for Nine Months 2013, an increase of $67.6 million, or 4%. This increase resulted primarily from base branded wine volume growth (predominantly in the U.S.) and $18.6 million of net sales of branded wine acquired in the acquisition of Mark West, partially offset by higher promotional expense predominantly within the U.S. base branded wine portfolio. Spirits net sales decreased to $213.8 million for Nine Months 2014 from $229.5 million for Nine Months 2013, a decrease of $15.7 million, or (7%). This decrease resulted primarily from lower bulk spirits net sales, lower spirits volume due largely to the timing of shipments and higher promotional expense.

Gross Profit

The Company’s gross profit increased to $1,442.8 million for Nine Months 2014 from $846.5 million for Nine Months 2013, an increase of $596.3 million, or 70%. This increase is due to gross profit from the Beer Business Acquisition of $611.4 million, partially offset by an increase in unusual items, which consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment, of $9.6 million, and a decrease in Wine and Spirits’ gross profit of $6.4 million. The increase in unusual items is primarily due to the flow through of inventory step up and the amortization of a favorable interim supply agreement, both associated with the Beer Business Acquisition. The decrease in Wine and Spirits’ gross profit is primarily due to the higher promotional expense combined with higher branded wine product costs, partially offset by the base branded wine volume growth.

The Beer segment’s gross profit increased $256.1 million, or 43%, primarily due to incremental gross profit from the Brewery Purchase, the favorable impact from pricing in select markets and the volume growth.

Gross profit as a percent of net sales for Nine Months 2014 compared to Nine Months 2013 remained flat at 40.3% primarily due to the benefit from the Beer Business Acquisition offset by the higher wine and spirits promotional expense, the increase in unusual items and the higher branded wine product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $675.6 million for Nine Months 2014 from $451.0 million for Nine Months 2013, an increase of $224.6 million, or 50%. This increase is primarily due to $181.1 million of selling, general and administrative expenses from the Beer Business Acquisition, combined with increases in (i)  unusual items, which consist of certain amounts that are excluded by management in their evaluation of each operating segment, of $26.1 million and (ii)  the Wine and Spirits segment of $12.5 million.

The increase in unusual items consists of the following:

	Nine Months 2014	Nine Months 2013	Increase (Decrease)
(in millions)
Transaction and related costs associated with pending and completed acquisitions	$43.8	$17.6	$26.2
Deferred compensation	7.0	—	7.0
Restructuring charges	(1.0)	1.0	(2.0)
Other costs	(1.8)	3.3	(5.1)
	$48.0	$21.9	$26.1

The increase in Wine and Spirits’ selling, general and administrative expenses is primarily due to an increase (on a constant currency basis) in selling expenses of $12.9 million. The increase in selling expenses is primarily due to a planned increase in spend behind the segment’s branded wine and spirits portfolio. In addition, Wine and Spirits’ general and administrative expenses were down slightly (on a constant currency basis) resulting primarily from lower allocated information technology expense in the Wine and Spirits segment (which was offset by an increase in allocated information technology expense in the Beer segment), partially offset by a number of smaller increases in certain general and administrative expenses supporting the Wine and Spirits’ branded portfolio. Information technology expense is allocated to the Company’s segments to reflect utilization of central support services and costs associated with the Company’s information technology systems. The reallocation of information technology expense resulted from the Beer Business Acquisition and the associated consolidation of the Beer segment’s results of operations.

The Beer segment’s selling, general and administrative expenses increased $28.6 million, or 11%, primarily due to increases in general and administrative expenses and advertising expenses. The increase in general and administrative expenses is primarily attributable to the higher allocated information technology expense discussed above, combined with an unfavorable overlap of a recognition of a gain in the prior year in connection with the receipt of a payment terminating the right to distribute the St. Pauli Girl beer brand. The increase in advertising expenses is due largely to planned investment behind the Mexican beer portfolio.

Selling, general and administrative expenses as a percent of net sales decreased to 18.9% for Nine Months 2014 as compared to 21.5% for Nine Months 2013 primarily due to the Beer Business Acquisition and the associated lower fixed overhead, partially offset by the higher unusual items.

Impairment of Goodwill and Intangible Assets

For Nine Months 2014, the Company recorded impairment losses of $300.9 million in the second quarter of fiscal 2014 consisting of impairments of goodwill and certain trademarks of $278.7 million and $22.2 million, respectively, related to its Wine and Spirits segment’s Canadian reporting unit. No such impairments were recorded for Nine Months 2013.

Gain on Remeasurement to Fair Value of Equity Method Investment

As previously discussed, prior to the Beer Business Acquisition, the Company accounted for its investment in Crown Imports under the equity method of accounting. In connection with the acquisition method of accounting, the Company’s preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and the Company recognized a gain of $1,642.0 million for Nine Months 2014.

Operating Income

The following table sets forth the operating income (loss) by reportable segment of the Company for Nine Months 2014 and Nine Months 2013.

	Nine Months 2014	Nine Months 2013	% Increase (Decrease)
(in millions)
Beer	$572.9	$345.4	66%
Wine and Spirits	471.9	490.8	(4%)
Corporate Operations and Other	(71.7)	(67.7)	(6%)
Consolidations and eliminations	(142.6)	(345.4)	59%
Total Reportable Segments	830.5	423.1	96%
Restructuring Charges and Unusual Items	1,277.8	(27.6)	NM
Consolidated Operating Income	$2,108.3	$395.5	NM

NM = Not Meaningful

As a result of the factors discussed above, consolidated operating income increased to $2,108.3 million for Nine Months 2014 from $395.5 million for Nine Months 2013, an increase of $1,712.8 million. Restructuring charges and unusual items consist of a net gain of $1,277.8 million for Nine Months 2014 and a net loss of $27.6 million for Nine Months 2013. Restructuring charges and unusual items consist of certain amounts that are excluded by management in their evaluation of the results of each operating segment. These amounts include:

	Nine Months 2014	Nine Months 2013
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$11.0	$5.7
Amortization of favorable interim supply agreement	4.3	—
Cost of Product Sold	15.3	5.7

Selling, General and Administrative Expenses
Transaction and related costs associated with pending and completed acquisitions	43.8	17.6
Deferred compensation	7.0	—
Restructuring charges	(1.0)	1.0
Other costs	(1.8)	3.3
Selling, General and Administrative Expenses	48.0	21.9

Impairment of Goodwill and Intangible Assets	300.9	—

Gain on Remeasurement to Fair Value of Equity Method Investment	(1,642.0)	—

Restructuring Charges and Unusual Items	$(1,277.8)	$27.6

Equity in Earnings of Equity Method Investees

The Company’s equity in earnings of equity method investees decreased to $88.3 million in Nine Months 2014 from $183.6 million in Nine Months 2013, a decrease of $95.3 million, or (52%). This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense, Net

Interest expense, net of interest income of $5.9 million and $4.7 million, for Nine Months 2014 and Nine Months 2013, respectively, increased to $234.7 million for Nine Months 2014 from $166.7 million for Nine Months 2013, an increase of $68.0 million, or 41%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings, both due primarily to the issuance of the May 2013 Senior Notes and borrowings under the 2013 Credit Agreement.

Provision for Income Taxes

The Company’s effective tax rate for Nine Months 2014 and Nine Months 2013 was 9.0% and 25.3%, respectively. The Company’s effective tax rate for Nine Months 2014 was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports of $1,642.0 million, partially offset by the write-off of nondeductible goodwill of $278.7 million. The Company currently expects its Fiscal 2014 effective tax rate to approximate 11% primarily as a result of these items. The Company currently expects its effective tax rate for each of the next three fiscal years to approximate 32% primarily attributable to the Beer Business Acquisition. The Company’s effective tax rate for Nine Months 2013 was substantially impacted by the benefit from additional foreign tax credits.

In December 2013, Mexico enacted new tax legislation with an effective date of January 1, 2014. Although the Company is currently assessing the effect of this new legislation, the Company does not expect it to have a material impact on its effective tax rate for Fiscal 2014 or the next three fiscal years.

Net Income

As a result of the above factors, net income increased to $1,785.9 million for Nine Months 2014 from $306.1 million for Nine Months 2013.

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

The Company has maintained adequate liquidity to meet current working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, the Company believes that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy its working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

As of December 31, 2013, the Company had a borrowing capacity of $836.0 million available under its 2013 Credit Agreement. The member financial institutions participating in the Company’s 2013 Credit Agreement have complied with prior funding requests and the Company believes the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future. In addition, the CBI SPV and the Crown SPV (both as defined below) have borrowing capacity available under their respective accounts receivable securitization facilities (see additional discussion below under “Accounts Receivable Securitization Facilities”).

Nine Months 2014 Cash Flows

Operating Activities

Net cash provided by operating activities for Nine Months 2014 of $629.1 million resulted primarily from net income of $1,785.9 million, less net noncash items recognized in the Consolidated Statements of Comprehensive Income of $1,223.6 million, plus net cash provided by the net change in the Company’s operating assets and liabilities of $47.8 million.

The net noncash items consisted primarily of the gain on remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports, partially offset by the impairment of goodwill and intangible assets and depreciation expense. The net cash provided by the net change in the Company’s operating assets and liabilities resulted primarily from increases in accounts payable of $128.8 million and other accrued expenses and liabilities of $30.9 million, partially offset by an increase in inventories of $112.2 million. The increase in accounts payable is driven primarily by the seasonality of the calendar 2013 U.S. grape harvest. The increase in other accrued expenses and liabilities is largely due to increases in income taxes payable and accrued promotions and advertising, partially offset by a decrease in accrued interest. The increase in income taxes payable is primarily due to higher taxable income driven by the Beer Business Acquisition. The increase in accrued promotions and advertising is driven primarily by the increased U.S. promotional expense. The decrease in accrued interest is primarily due to the timing of payments. The increase in inventories is primarily due to the seasonality of the calendar 2013 U.S. grape harvest, partially offset by lower beer inventory levels due largely to timing as early June inventory levels from the Beer Business Acquisition were at higher levels (as compared to the end of November) to support the strong summer selling season for beer.

Investing Activities

Net cash used in investing activities for Nine Months 2014 was $4,757.5 million, which resulted primarily from the Beer Business Acquisition of $4,681.0 million and capital expenditures of $85.9 million.

Financing Activities

Net cash provided by financing activities for Nine Months 2014 was $3,865.1 million resulting primarily from proceeds from issuance of long-term debt of $3,725.0 million, net proceeds from notes payable of $170.6 million, proceeds from exercises of employee stock options of $93.1 million and excess tax benefits from stock-based payment awards of $64.7 million; partially offset by principal payments of long-term debt of $90.6 million and payment of financing costs of long-term debt of $82.2 million.

Share Repurchases

In April 2012, the Company’s Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Share repurchases under the 2013 Authorization may be accomplished at management’s discretion from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. The Company may fund future share repurchases with cash generated from operations, proceeds from borrowings under its accounts receivable securitization facilities or proceeds from revolver borrowings under its senior credit facility. Any repurchased shares will become treasury shares. No shares were repurchased during Nine Months 2014. As of November 30, 2013, the Company had $703.3 million remaining under the 2013 Authorization.

Debt

Total debt outstanding as of November 30, 2013, amounted to $7,134.6 million, an increase of $3,829.2 million from February 28, 2013. This increase was due largely to the issuance of the $1,550.0 million May 2013 Senior Notes and $2,175.0 million in term loan borrowings under the 2013 Credit Agreement to fund a portion of the purchase price for the Beer Business Acquisition.

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

The rate of interest for borrowings, excluding the European Term B Facility, under the 2013 Credit Agreement is a function of LIBOR plus a margin or the base rate plus a margin. The rate of interest for the European Term B Facility borrowings under the 2013 Credit Agreement is a function of LIBOR, subject to a minimum rate of 0.75%, plus a margin; or the base rate, subject to a minimum rate of 1.75%, plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2013 Credit Agreement). As of November 30, 2013, the LIBOR margin for the U.S. Term A Facility, the U.S. Term A-2 Facility, the European Term A Facility and the Revolving Credit Facility was 2.0%; the LIBOR margin for the U.S. Term A-1 Facility was 2.25%; and the LIBOR margin for the European Term B Facility was 2.0%.

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

As of November 30, 2013, under the 2013 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $496.3 million bearing an interest rate of 2.2%, U.S. Term A-1 Facility of $245.0 million bearing an interest rate of 2.4%, U.S. Term A-2 Facility of $649.7 million bearing an interest rate of 2.2%, European Term A Facility of $481.2 million bearing an interest rate of 2.2%, European Term B Facility of $992.5 million bearing an interest rate of 2.8%, outstanding letters of credit of $14.0 million, and $836.0 million in revolving loans available to be drawn.

As of November 30, 2013, the required principal repayments under the term loans of the 2013 Credit Agreement for the remaining three months of fiscal 2014 and for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B Facility	Total
(in millions)
2014	$—	$—	$—	$—	$—	$—
2015	19.4	1.8	25.3	18.7	7.5	72.7
2016	38.7	2.5	50.6	37.5	10.0	139.3
2017	51.5	2.5	67.5	50.0	10.0	181.5
2018	51.5	2.5	67.5	50.0	10.0	181.5
2019	335.2	2.4	438.8	325.0	10.0	1,111.4
Thereafter	—	233.3	—	—	945.0	1,178.3
	$496.3	$245.0	$649.7	$481.2	$992.5	$2,864.7

As of December 31, 2013, under the 2013 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $496.3 million bearing an interest rate of 2.2%, U.S. Term A-1 Facility of $245.0 million bearing an interest rate of 2.4%, U.S. Term A-2 Facility of $649.7 million bearing an interest rate of 2.2%, European Term A Facility of $481.2 million bearing an interest rate of 2.2%, European Term B Facility of $992.5 million bearing an interest rate of 2.8%, outstanding letters of credit of $14.0 million, and $836.0 million in revolving loans available to be drawn.

In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate. Accordingly, the Company entered into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated by the Company and the Company entered into an additional undesignated interest rate swap agreement for $500.0 million to offset the prospective impact of the newly undesignated interest rate swap agreement. The unrealized losses in accumulated other comprehensive income (“AOCI”) related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. Accordingly, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. For Nine Months 2014 and Nine Months 2013, the Company reclassified net losses of $6.2 million and $6.1 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. For Third Quarter 2014 and Third Quarter 2013, the Company reclassified net losses of $2.1 million and $2.0 million, net of income tax effect, respectively, from AOCI to interest expenses, net, on the Company’s Consolidated Statements of Comprehensive Income.

Senior Notes

On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s prior senior credit facility and common stock share repurchases under the 2013 Authorization. Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. The April 2012 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The April 2012 Senior Notes are senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company. Certain of the Company’s U.S. subsidiaries guarantee the April 2012 Senior Notes on a senior unsecured basis. As of November 30, 2013, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

On May 14, 2013, the Company issued $500.0 million aggregate principal amount of 3.75% Senior Notes due May 2021 (the “May 2013 Eight Year Senior Notes”) and $1,050.0 million aggregate principal amount of 4.25% Senior Notes due May 2023 (the “May 2013 Ten Year Senior Notes”) (collectively, the “May 2013 Senior Notes”). The Company used the net proceeds from the offering ($1,535.5 million) to fund a portion of the purchase price for the Beer Business Acquisition. Interest on the May 2013 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2013. The May 2013 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The May 2013 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness. Certain of the Company’s U.S. subsidiaries guarantee the May 2013 Senior Notes on a senior unsecured basis. In connection with the issuance of the May 2013 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “May 2013 Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the May 2013 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “May 2013 Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Beer Business Acquisition. In accordance with the terms of the May 2013 Escrow Agreement, in connection with the closing of the Beer Business Acquisition, the May 2013 Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition. As of November 30, 2013, the Company had outstanding $1,550.0 million aggregate principal amount of May 2013 Senior Notes.

Accounts Receivable Securitization Facilities

On December 4, 2012, the Company entered into a 364-day revolving trade accounts receivable securitization facility (the “CBI Facility”). Under the CBI Facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the CBI SPV to secure borrowings under the CBI Facility. The Company will continue to service the trade accounts receivable as servicer for the CBI Facility. The trade accounts receivable balances related to the CBI Facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the CBI SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. On October 1, 2013, the Company and the CBI SPV amended and restated the CBI Facility (the “Amended CBI Facility”). The Amended CBI Facility remains a 364-day revolving trade accounts receivable securitization facility. Under the Amended CBI Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Amended CBI Facility will be recorded as secured borrowings and will bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 90 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 90 basis points. The Amended CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of November 30, 2013, the CBI SPV had aggregate outstanding borrowings under the Amended CBI Facility of $14.6 million bearing a weighted average interest rate of 1.1%. As of November 30, 2013, the Company had $260.4 million available under the Amended CBI Facility.

Also, on October 1, 2013, Crown Imports entered into a 364-day revolving trade accounts receivable securitization facility (the “Crown Facility”). Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the Crown SPV to secure borrowings under the Crown Facility. Crown Imports will continue to service the trade accounts receivable as servicer for the Crown Facility. The trade accounts receivable balances related to the Crown Facility will continue to be reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable will at all times be owned by the Crown SPV and be included on the financial statements of the Company to comply with generally accepted accounting principles. Under the Crown Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Crown Facility will be recorded as secured borrowings and will bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 90 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 90 basis points. The Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million structured to account for the seasonality of Crown Imports’ business. As of November 30, 2013, the Crown SPV had aggregate outstanding borrowings under the Crown Facility of $109.0 million bearing a weighted average interest rate of 1.1%. As of November 30, 2013, the Company had $1.0 million available under the Crown Facility.

Contractual Obligations and Commitments

In May 2013, the Company issued $1,550.0 million aggregate principal amount of May 2013 Senior Notes and borrowed $208.0 million under the Company’s then existing accounts receivable securitization facility. In June 2013, the Company drew down $2,175.0 million in term loan debt and $580.0 million in revolver borrowings under the 2013 Credit Agreement. The following table provides the payments due by period for only these changes as of November 30, 2013:

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Contractual obligations
Notes payable to banks	$170.5	$170.5	$—	$—	$—
Long-term debt (excluding unamortized discount)	$6,967.1	$17.9	$737.0	$1,771.6	$4,440.6

The above table excludes payment of $558.0 million for the additional purchase price of $543.3 million and imputed interest of $14.7 million in connection with the Beer Business Acquisition. This amount is expected to be paid in the second quarter of fiscal 2015.

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  the Company’s business strategy, future financial position, prospects, plans and objectives of management, (ii)  the Company’s expected restructuring charges and other costs, (iii)  information concerning expected or potential actions of third parties, (iv)  information concerning the future expected balance of supply and demand for wine, (v)  the expected impact upon results of operations resulting from the Company’s decision to consolidate its U.S. distributor network, (vi)  the duration of the share repurchase implementation, (vii)  information concerning the purchase price allocation, including asset valuations, (viii)  the Company’s effective tax rate, and (ix)  the timing of the cash payment for the purchase price adjustment and the amount of certain working capital adjustments and (II)  the statements regarding the expansion of the Mexican brewery and its timeframe for completion are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which the Company competes, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the Company’s restructuring charges and other costs may vary materially from current expectations due to, among other reasons, variations in anticipated headcount reductions, contract terminations or modifications and/or other costs of implementation, (iii)  the amount and timing of any additional share repurchases may vary due to market conditions, the Company’s cash and debt position, the impact of the Beer Business Acquisition and other factors as determined by management from time to time, (iv)  final management determinations and independent appraisals relating to purchase price allocation will vary from current management estimates, (v)  the actual amount of certain working capital adjustments may differ from the Company’s current expectations, (vi)  the timeframe for the brewery expansion may vary from the Company’s current expectations due to market conditions, the Company’s cash and debt position, and other factors as determined by management, and (vii)  the actual impact of new Mexican tax legislation may differ from the Company’s current expectations. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

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

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of November 30, 2013, the Company had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar.

As of November 30, 2013, and November 30, 2012, the Company had outstanding foreign currency derivative instruments with an absolute notional value of $1,202.5 million and $487.5 million, respectively. As of November 30, 2013, approximately 73.2% of the Company’s balance sheet exposures and forecasted transactional exposures for the remainder of fiscal 2014 were hedged. The estimated fair value of the Company’s foreign currency derivative instruments was a net asset of $1.4 million and $4.3 million as of November 30, 2013, and November 30, 2012, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base currency had been 10% weaker as of November 30, 2013, and November 30, 2012, the fair value of open foreign currency contracts would have been decreased by $12.9 million and $11.7 million, respectively. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments.

As of November 30, 2013, and November 30, 2012, the Company had outstanding diesel fuel swap agreements with an absolute notional value of $36.7 million and $18.3 million, respectively. The estimated fair value of the Company’s diesel fuel swap agreements was a net asset of $0.9 million and $1.0 million as of November 30, 2013, and November 30, 2012, respectively. Using a sensitivity analysis based on estimated fair value of open contracts using forward rates, if the contract base price had been 10% weaker as of November 30, 2013, and November 30, 2012, the fair value of open diesel fuel contracts would have been decreased by $3.4 million and $1.7 million, respectively.

The fair value of fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. The estimated fair value of the Company’s total fixed interest rate debt, including current maturities, was $4,321.9 million and $3,610.3 million as of November 30, 2013, and November 30, 2012, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2013, and November 30, 2012, would have resulted in a decrease in the fair value of the fixed interest rate long-term debt by $197.2 million and $174.1 million, respectively.

As of November 30, 2013, and November 30, 2012, the Company had an outstanding cash flow designated interest rate swap agreement to minimize interest rate volatility. As of November 30, 2013, and November 30, 2012, the swap agreement fixed LIBOR interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, the Company had offsetting undesignated interest rate swap agreements with an absolute notional value of $1.0 billion outstanding as of November 30, 2013, and November 30, 2012. The estimated fair value of the Company’s interest rate swap agreements was a net liability of $34.7 million and $47.1 million as of November 30, 2013, and November 30, 2012, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2013, and November 30, 2012, would have favorably increased the fair value of the interest rate swap agreements by $13.1 million and $18.4 million, respectively.

In addition to the $4,321.9 million and $3,610.3 million estimated fair value of fixed interest rate debt outstanding as of November 30, 2013, and November 30, 2012, respectively, the Company also had variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin. As of November 30,

2013, and November 30, 2012, the estimated fair value of the Company’s total variable interest rate debt, including current maturities, was $2,844.2 million and $765.2 million, respectively. A hypothetical 1% increase from prevailing interest rates as of November 30, 2013, and November 30, 2012, would have resulted in a decrease in the fair value of the variable interest rate long-term debt by $118.1 million and $31.2 million, respectively.

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

Internal Control Over Financial Reporting

The Beer Business Acquisition was significant to the Company and was consummated effective June 7, 2013. Upon consummation of the Beer Business Acquisition, Crown Imports LLC became a consolidated subsidiary and ceased being accounted for under the equity method. The Company currently expects to include Crown Imports LLC within management’s annual assessment of internal control over financial reporting for the year ending February 28, 2014; however, the Company intends to take a period of time to fully incorporate the Mexican brewery operations it acquired in connection with the Beer Business Acquisition into its evaluation of internal control over financial reporting. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, other than as noted above, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported in the Company’s Form 10-Q for the fiscal quarter ended August 31, 2013, on April 22, 2013, the United States District Court for the District of Columbia (“District Court”) signed the Stipulation and Order filed by the United States Department of Justice Antitrust Division (the “DOJ”), permitting the Company and Anheuser-Busch InBev SA/NV (“ABI”) to consummate the Beer Business Acquisition. The Proposed Final Judgment was subject to a 60-day public comment period as required under the Antitrust Procedures and Penalties Act. That comment period expired July 22, 2013. The DOJ responded to public comments on September 13, 2013, and on September 25, 2013, moved the District Court for entry of the Final Judgment. The Final Judgment was signed on October 21, 2013 and entered into the District Court’s docket on October 24, 2013, without modification to the terms included in the Proposed Final Judgment.

As also previously reported in the Company’s Form 10-Q for the fiscal quarter ended August 31, 2013, an action had been filed by private parties against the Company, ABI, and Grupo Modelo, S.A.B de C.V. (“Modelo”) alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On September 13, 2013, the Second Amended and Supplemental Complaint was dismissed and the district judge denied plaintiffs’ other procedural motions. Plaintiffs filed a Motion for Relief from Judgment Pursuant to Fed. R. Civ. P. 59(e) or 60(b), or in the alternative, Rule 60(d) (the “Motion for Relief from Judgment”) on November 11, 2013, and the Company and its co-defendants filed their opposition motion on November 19, 2013. Plaintiffs filed their reply on December 1, 2013. The Company is awaiting the Judge’s determination; oral argument on plaintiffs’ Motion for Relief from Judgment is scheduled for January 24, 2014.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 61 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Dated:	January 9, 2014	By:	/s/ David E. Klein
David E. Klein, Senior Vice President, Treasurer and Controller

Dated:	January 9, 2014	By:	/s/ Robert Ryder
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

10.2		Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed herewith.) *

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith.)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith.)

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith.)

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith.)

99.1		Final Judgment filed with the United States District Court for the District of Columbia on October 24, 2013, together with Exhibits B and C (filed herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2013 and February 28, 2013, (ii) Consolidated Statements of Comprehensive Income for the nine months and three months ended November 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

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