Form 10-K
period 2014-02-28
CONSTELLATION BRANDS, INC.
filed 2014-04-29
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,578,531,740.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 22, 2014, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	168,379,662
Class B Common Stock, par value $.01 per share	23,413,664
Class 1 Common Stock, par value $.01 per share	None
DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 23, 2014 is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation (I)  the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  information concerning the future expected balance of supply and demand for wine, (iv)  the expected impact upon results of operations resulting from the consolidation of our U.S. distributor network and the expected impact on net sales and gross profit from the reduction of distributor inventory, (v)  the duration of the share repurchase implementation, (vi)  our effective tax rate, and (vii)  the timing of the cash payment for the purchase price adjustment and the amount of working capital adjustment, and (II)  the statements regarding the expansion of our Brewery and its costs and timeframe for completion are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual grape harvest, actual shipments to distributors and actual consumer demand, (ii)  the amount and timing of any share repurchases may vary due to market conditions, our cash and debt position, the impact of the Beer Business Acquisition and other factors as determined by management from time to time, (iii)  the timing of the cash payment for the purchase price adjustment and the actual amount of certain working capital adjustments may differ from our current expectations, and (iv)  the timeframe and actual costs associated with the expansion of our Brewery may vary from management’s current expectations due to market conditions, our cash and debt position, and other factors as determined by management. Additional important factors that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. All references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes consistent with the Company’s method of classification. All references to “Fiscal 2014,” “Fiscal 2013” and “Fiscal 2012” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2015” refer to our fiscal year ending February 28, 2015. Unless otherwise defined herein, refer to the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for the definition of capitalized terms used herein.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2013 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beverage Information Group; Beer Institute; Beer Marketers Insights; Impact Databank Review and Forecast; IRI; Aztec; Euromonitor International; International Wine and Spirit Record; Association for Canadian Distillers; and Distilled Spirits Council of the United States. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

PART I

Item 1. Business.

Introduction

We are a leading international beverage alcohol company with many of our products recognized as leaders in their respective categories and geographic markets. We are the third-largest producer and marketer of beer for the U.S. market and the world’s leading premium wine company with a leading market position in the U.S., Canada and New Zealand. Our wine portfolio is complemented by select premium spirits brands and other select beverage alcohol products. We are the largest multi-category supplier (beer, wine and spirits) (“Multi-category Supplier”) of beverage alcohol in the U.S. Our strong market positions make us a supplier of choice to many of our customers, who include wholesale distributors, retailers, on-premise locations and government alcohol beverage control agencies.

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. We have approximately 6,300 employees located primarily in the U.S., Canada and Mexico, with our corporate headquarters located in Victor, New York. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Strategy

Certain key industry trends during the past decade have impacted our activities, results and strategy. These include:

•	consolidation of suppliers, wholesalers and retailers;

•	high-end beer (imports and crafts) growing faster than domestic beer in the U.S.;

•	an increase in global wine consumption, with premium wines growing faster than value-priced wines; and

•	volume of premium spirits growing faster than value-priced spirits in the U.S.

To capitalize on these trends, become more competitive and grow our business, we have generally employed a strategy focused on a combination of organic growth and acquisitions, with an increasing focus on the higher-margin premium categories of the beverage alcohol industry. Key elements of our strategy include:

•	leveraging our existing portfolio of leading brands;

•	developing new products, new packaging and line extensions;

•	strengthening relationships with wholesalers and retailers;

•	expanding distribution of our product portfolio;

•	enhancing production capabilities;

•	realizing operating efficiencies and synergies; and

•	maximizing asset utilization.

We have complemented this strategy by divesting certain businesses, brands and assets as part of our efforts to increase the mix of premium brands, improve margins, create operating efficiencies and reduce debt. Further, we have acquired higher-margin premium wine growth brands, and we have completed the Beer Business Acquisition to solidify our position in the U.S. beer market over the long-term; diversify our profit base and enhance our margins, earnings and cash flow; and provide new avenues for growth.

For further information on our strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K (“MD&A”).

Acquisitions and Divestitures

As part of our strategy to improve margins, enhance production capabilities and keep an increased focus on the higher-margin premium categories of the beverage alcohol industry, we have made the following acquisitions and divestitures:

Name	Period
Beer Business Acquisition	June 2013
Mark West acquisition	July 2012
Ruffino acquisition	October 2011
CWAE Divestiture	January 2011

Beer Business Acquisition

The acquisition of Modelo’s U.S. beer business included the remaining 50% interest in Crown Imports, which provides us with complete, independent control of our U.S. commercial beer business; a state-of-the-art Brewery in Mexico; and exclusive perpetual brand rights to import, market and sell Corona and the other Mexican Beer Brands in the U.S. market. The transaction solidifies our position in the U.S. beer market for the long term and makes us the third-largest brewer and seller of beer for the U.S. market. Combining this with our strong position in wine and spirits positions us as the largest Multi-category Supplier of beverage alcohol in the U.S.

Mark West

The acquisition of this higher-margin, premium wine growth brand has complemented our existing portfolio and further strengthened our position in the U.S. Pinot Noir category.

Ruffino

The acquisition of the remaining equity interest in this business has solidified our position in the Italian premium wine category in the U.S. and Canada.

CWAE Divestiture

Consistent with our strategic focus on premiumizing our portfolio and improving our margins and return on invested capital, we sold 80.1% of our Australian and U.K. business in January 2011 (the “CWAE Divestiture”).

For further information about our Fiscal 2014, Fiscal 2013 and Fiscal 2012 transactions, see (i)  MD&A and (ii)  Note 3 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K (“Notes to the Financial Statements”).

Business Segments

We report our operating results in three segments: (i)  Beer (formerly Crown Imports), (ii)  Wine and Spirits (formerly Constellation Wines and Spirits) and (iii)  Corporate Operations and Other. The business segments reflect how our operations are managed, how operating performance is evaluated by senior management and the structure of our internal financial reporting. We report net sales in two reportable segments, as follows:

	For the Year Ended February 28, 2014	% of Reportable Segment Net Sales	For the Year Ended February 28, 2013	% of Reportable Segment Net Sales	For the Year Ended February 29, 2012	% of Reportable Segment Net Sales
(in millions)
Beer	$2,835.6	49.9%	$2,588.1	48.1%	$2,469.5	48.2%
Wine and Spirits:
Wine	2,554.2	45.0%	2,495.8	46.3%	2,386.8	46.6%
Spirits	291.3	5.1%	300.3	5.6%	267.5	5.2%
Total Wine and Spirits	2,845.5	50.1%	2,796.1	51.9%	2,654.3	51.8%
Total Reportable Segments	5,681.1	100.0%	5,384.2	100.0%	5,123.8	100.0%
Consolidation and Eliminations	(813.4)		(2,588.1)		(2,469.5)
Consolidated Net Sales	$4,867.7		$2,796.1		$2,654.3

Beer

In connection with the Beer Business Acquisition and the resulting consolidation of the acquired businesses as of June 2013, the Crown Imports segment, together with the Brewery Purchase, is now known as the Beer segment. We have the exclusive right to import, market and sell these Mexican Beer Brands in all 50 states of the U.S.:

•	Corona Extra

•	Corona Light

•	Modelo Especial

•	Pacifico

•	Negra Modelo

•	Victoria

In the U.S., we have five of the top-selling 15 imported beer brands. Corona Extra is the best-selling imported beer and the fifth best-selling beer overall in the U.S.; Corona Light is the leading imported light beer; and Modelo Especial is the third-largest and one of the fastest-growing major imported beer brands. During Fiscal 2014, we introduced Modelo Especial Chelada, a blend of Modelo Especial with flavors of tomato, salt and lime, to further capitalize on the strength of this growing brand.

The current capacity of our Brewery is 10 million hectoliters. We intend to expand the Brewery’s capacity to 20 million hectoliters so it can produce all of our anticipated Mexican beer supply requirements. The Brewery expansion is targeted to be completed over the three-year period from the date of the Beer Business Acquisition, with total spend estimated to be in the range of $900 million to $1.1 billion. We have invested approximately $124 million in the Brewery expansion for Fiscal 2014.

Prior to the Beer Business Acquisition, we and Modelo, indirectly, each had an equal interest in Crown Imports, which had the exclusive right to import, market and sell the Mexican Beer Brands.

Wine and Spirits

We are the world’s leading producer and marketer of premium wine. We sell a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine – and we have a leading market position in the U.S., Canada and New Zealand. Our portfolio of super-premium and fine wines is supported by vineyard holdings in the U.S., Canada, New Zealand and Italy. Our premium spirit brands each have a leading position in their respective categories.

Our wine produced in the U.S. is primarily marketed domestically and in Canada and the U.K. Wine produced in Canada is primarily marketed domestically. Wine produced in New Zealand is primarily marketed in the U.S., Canada, Australia, the U.K. and domestically. Wine produced in Italy is primarily marketed in the U.S., Canada and domestically. In addition, we export our wine products to other major world markets.

In our spirits business, Svedka Vodka is imported from Sweden and is the second-largest imported vodka brand in the U.S. Black Velvet Canadian Whisky is the second-largest Canadian whisky brand in the U.S.

In the U.S., we sell 14 of the top-selling 100 table wine brands and are a leading premium wine company. Some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), include:

Wine Brands			Spirits Brands
Arbor Mist	Inniskillin	Rex Goliath	Black Velvet Canadian Whisky
Black Box	Kim Crawford	Robert Mondavi	Svedka Vodka
Blackstone	Mark West	Ruffino
Clos du Bois	Mount Veeder	Simi
Estancia	Nobilo	Toasted Head
Franciscan Estate	Ravenswood	Wild Horse

We dedicate a large share of sales and marketing resources to these brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and have strong positions in their respective price segments, mostly within the $5 to $20 price range at U.S. retail. Within the Focus Brands, we have been increasing brand building support behind certain key brands which we collectively believe provide the best opportunity for growth and operating margin enhancement for our wine and spirits business. These brands include Robert Mondavi, Svedka, Black Box, Rex Goliath, Clos du Bois, Ruffino, Estancia, Mark West, Kim Crawford and Nobilo.

We have been increasing resources in support of product innovation as we believe this is one of the key drivers of overall beverage alcohol category growth. In wine, we have introduced varietal line extensions behind many of our focus brands and newer brands like The Dreaming Tree, Thorny Rose and Simply Naked. In spirits, we have been introducing flavor extensions for Svedka and Black Velvet.

In Canada, we are the leading wine company and have six of the top-selling 25 table wine brands. In this market, Jackson-Triggs is the top-selling wine brand and Inniskillin is the leading icewine brand. In addition to our domestic brands, we are targeting to increase our import brand presence in this market with offerings like Robert Mondavi, Kim Crawford and Ruffino.

Corporate Operations and Other

The Corporate Operations and Other segment includes traditional corporate-related items including executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology.

Further information regarding net sales, operating income and total assets of each of our business segments and information regarding geographic areas is set forth in Note 21 of the Notes to the Financial Statements.

Marketing and Distribution

To focus on their respective product categories, build brand equity and increase sales, our segments employ full-time, in-house marketing, sales and customer service functions. These functions engage in a range of marketing activities and strategies, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions and public relations. Where opportunities exist, particularly with national accounts in the U.S., we leverage our sales and marketing skills across the organization.

In North America, our products are primarily distributed by wholesale distributors, with separate distribution networks utilized for our imported beer and wine and spirits portfolios, as well as state and provincial alcohol beverage control agencies. As is the case with all other beverage alcohol companies, products sold through these agencies are subject to obtaining and maintaining listings to sell our products in that agency’s state or province. State and provincial governments can affect prices paid by consumers of our products through the imposition of taxes or, in states and provinces in which the government acts as the distributor of our products through an alcohol beverage control agency, by directly setting the retail prices.

Trademarks and Distribution Agreements

Trademarks are an important aspect of our business. We sell products under a number of trademarks, which we own or use under license. Throughout our segments, we also have various licenses and distribution agreements for the sale, or the production and sale, of our products and products of third parties. These licenses and distribution agreements have varying terms and durations.

Prior to the Beer Business Acquisition, all of our imported beer products were imported, marketed and sold through Crown Imports. Crown Imports had entered into exclusive importation agreements with the suppliers of the imported beer products and had an exclusive sub-license to use certain trademarks related to the Mexican Beer Brands in the U.S. and Guam pursuant to a renewable sub-license agreement between Crown Imports and Marcas Modelo, S.A. de C.V. As a result of the Beer Business Acquisition, our sub-license agreement for the exclusive use of the trademarks for our Mexican Beer Brands is now perpetual.

Competition

The beverage alcohol industry is highly competitive. We compete on the basis of quality, price, brand recognition and distribution strength. Our beverage alcohol products compete with other alcoholic and non-alcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence and wholesaler attention. We compete with numerous multinational producers and distributors of beverage alcohol products, some of which have greater resources than we do. Our principal competitors include:

Beer	Anheuser-Busch InBev, MillerCoors, Heineken

Wine
U.S.	E&J Gallo Winery, The Wine Group, Trinchero, Treasury Wine Estates, Deutsch Family Wine & Spirits, Ste. Michelle Wine Estates, Kendall-Jackson
Canada	Andrew Peller, E&J Gallo Winery, Treasury Wine Estates, Kruger
New Zealand	Pernod Ricard, Lion Nathan, Treasury Wine Estates

Spirits	Diageo, Beam, Pernod Ricard, Bacardi, Brown-Forman

Production

Approximately 55% of our Mexican Beer Brands requirements are produced by our Brewery, which is located in Nava, Coahuila, Mexico. This location is approximately 10 miles from the Texas border. The current capacity of the Brewery is 10 million hectoliters. We intend to expand the Brewery’s capacity to 20 million hectoliters so it can produce all of our anticipated Mexican beer supply requirements. The Brewery expansion is targeted to be completed over the three-year period from the date of the Beer Business Acquisition. To meet our beer supply requirements above the current Brewery capacity, we have entered into a three-year interim supply agreement with Anheuser-Busch InBev SA/NV (“ABI”). This agreement also provides for up to two one-year extensions. However, the United States, acting through the Antitrust Division of the United States Department of Justice (“DOJ”), has a right of approval, in its sole discretion, of any extension of the term of this interim supply agreement beyond three years.

In the U.S., we operate 18 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. We also operate nine wineries in Canada, four wineries in New Zealand and five wineries in Italy. Grapes are crushed at most of our wineries and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Wine inventories are usually at their highest levels in September through November in the U.S., Canada and Italy, and in March through May in New Zealand.

Our Canadian whisky requirements are produced and aged at our Canadian distillery in Lethbridge, Alberta. Our requirements for grains and bulk spirits used in the production of Canadian whisky are purchased from various suppliers.

Sources and Availability of Production Materials

The principal components in the production of our Mexican Beer Brands at our Brewery include water; agricultural products, such as malt, hops and corn starch; and packaging materials, which include glass, aluminum and cardboard. Packaging materials represent the largest cost component of production, with glass bottles representing the largest cost component of our packaging materials. In Fiscal 2014, the package format mix of our beer volume sold in the U.S. was 78% glass bottles, 21% aluminum cans and 1% in stainless steel kegs.

The Brewery receives allotments of water originating from a mountain aquifer. We believe we have adequate access to water allotments to support the Brewery’s on-going requirements and future requirements after completing the Brewery expansion. In connection with the Beer Business Acquisition, we have entered into a transition services agreement with ABI for the supply of glass, aluminum cans, can lids, crowns, caps, cartons, malt, hops, corn starch and yeast for a period of 36 months from the date of the acquisition. Investments and efforts to establish stand-alone procurement systems and supply arrangements for the beer business operations are on-going and progressing. We believe that ABI will have adequate sources of the materials noted above to meet our sales expectations.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).

Most of our annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S., Canada and Italy, and begins in February and runs through May in New Zealand. We receive grapes from approximately 1,040 independent growers in the U.S., approximately 100 independent growers in Canada, approximately 80 independent growers in New Zealand and approximately 10 independent growers in Italy. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is generally based on then-current market prices.

As of February 28, 2014, we owned or leased approximately 20,000 acres of land and vineyards, either fully bearing or under development, in the U.S., Canada, New Zealand and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of our super-premium and fine wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

We believe that we have adequate sources of grape supplies to meet our sales expectations. However, when demand for certain wine products exceeds expectations, we look to source the extra requirements from the bulk wine markets around the world.

The distilled spirits manufactured and imported by us require various agricultural products, neutral grain spirits and bulk spirits which we fulfill through purchases from various sources by contractual arrangement and through purchases on the open market. We believe that adequate supplies of the aforementioned products are available at the present time.

We utilize glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of our wine and spirits products. After grape purchases, glass bottle costs are the largest component of our cost of product sold. In the U.S. and Canada, the glass bottle industry is highly concentrated with only a small number of producers. We have traditionally obtained, and continue to obtain, our glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of our glass container requirements for our U.S. operations and a portion of our glass container requirements for our Canadian operations, with the remaining portion for our Canadian operations supplied by another producer. We have been able to satisfy our requirements with respect to the foregoing and consider our sources of supply to be adequate at this time.

Government Regulation

We are subject to a range of laws and regulations in the countries in which we operate. Where we produce products, we are subject to environmental laws and regulations, and may be required to obtain environmental and alcohol beverage permits and licenses to operate our facilities. Where we market and sell products, we may be subject to laws and regulations on brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising and public relations. We are also subject to rules and regulations relating to changes in officers or directors, ownership or control.

We believe we are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which we operate. We also believe that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on our financial condition, results of operations or cash flows.

Seasonality

The beverage alcohol industry is subject to seasonality in each major category. As a result, in response to wholesaler and retailer demand which precedes consumer purchases, our imported beer sales are typically highest during the first and second quarters of our fiscal year, which correspond to the Spring and Summer periods in the U.S. Our wine and spirits sales are typically highest during the third quarter of our fiscal year, primarily due to seasonal holiday buying.

Employees

As of the end of March 2014, we had approximately 6,300 employees. Approximately 3,300 employees were in the U.S. and approximately 3,000 employees were outside of the U.S., primarily in Canada and Mexico. We may employ additional workers during the grape crushing seasons. We consider our employee relations generally to be good.

Executive Officers of the Company

Information with respect to our current executive officers is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	63	Chairman of the Board
Robert Sands	55	President and Chief Executive Officer
William F. Hackett	62	Executive Vice President and President, Beer Division
F. Paul Hetterich	51	Executive Vice President, Business Development and Corporate Strategy
Thomas M. Kane	53	Executive Vice President and Chief Human Resources Officer
Thomas J. Mullin	62	Executive Vice President and General Counsel
Robert Ryder	54	Executive Vice President and Chief Financial Officer
John A. (Jay) Wright	55	Executive Vice President and President, Wine & Spirits Division

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

William F. Hackett has served as the Company’s Executive Vice President and President, Beer Division since June 2013. Crown Imports LLC was previously owned 50% by the Company, and as a result of the Beer Business Acquisition, it is now a wholly-owned indirect subsidiary of the Company. Mr. Hackett is also President of Crown Imports LLC and has served in that position since January 2007. Prior to that, he was President of Barton Beers, Ltd. (an indirect wholly-owned subsidiary of the Company now known as Constellation Beers Ltd.), having served in that role from 1993 until January 2007. Prior to that, Mr. Hackett held several increasingly senior positions in Barton Beers, Ltd., having joined that company in 1984.

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

Thomas M. Kane joined the Company in May 2013 as Executive Vice President and Chief Human Resources Officer. Mr. Kane previously served as Senior Vice President, Human Resources and Government Relations of Armstrong World Industries, Inc., a global producer of flooring products and ceiling systems, from February 2012 to May 2013, and he served as its Senior Vice President, Human Resources from August 2010 to February 2012 and served as its Chief Compliance Officer from February 2011 to February 2012. Prior to that, Mr. Kane served as Global Vice President, Human Resources for Black & Decker Power Tools, a manufacturer of power and hand tools, from 2002 to 2010. From 1999 to 2002, Mr. Kane served as Global HR leader of GE Specialty Materials, a large manufacturer of silicone products.

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

John A. (Jay) Wright has served as the Company’s Executive Vice President and President, Wine & Spirits Division since June 2013. He served as Executive Vice President and Chief Operating Officer of the Company from June 2011 to June 2013 and has served as President of the Company’s wholly-owned direct subsidiary Constellation Brands U.S. Operations, Inc. (formerly known as Constellation Wines U.S., Inc.) since December 2009. Additionally, from December 2009 until June 2011, he served as President, Constellation Wines North America. Prior to that, he served as Executive Vice President and Chief Commercial Officer of Constellation Wines U.S., Inc. from March 2009 until December 2009. Mr. Wright joined the Company in June 2006 with the Company’s acquisition of Vincor International Inc. (now known as Constellation Brands Canada, Inc.) Mr. Wright served as President of Vincor International Inc. from June 2006 until March 2009 and, prior to that, as President and Chief Operating Officer of Vincor International Inc.’s Canadian Wine Division from October 2001 until June 2006. Before that, he held various positions of increasing responsibility with various other consumer products companies.

Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified.

Company Information

Our Internet website is http://www.cbrands.com. Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at http://www.cbrands.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as ourselves, that file electronically with the SEC. The Internet address of the SEC’s site is http://www.sec.gov. Also, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.

We have adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to our chief executive officer, our principal financial officer, and our controller and is available on our Internet site. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Securities Exchange Act of 1934, Item 406 of Regulation S-K.

We also have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics is available on our Internet website, together with our Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, our Board of Directors Corporate Governance Guidelines and the Charters of the Board’s Audit Committee, Human Resources Committee (which serves as the Board’s compensation committee) and Corporate Governance Committee (which serves as the Board’s nominating committee). All of these materials are accessible on our Internet website at http://www.cbrands.com/investors/corporate-governance. Amendments to, and waivers granted to our directors and executive officers under our codes of ethics, if any, will be posted in this area of our website. Copies of these materials are available in print to any shareholder who requests them. Shareholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564, or by telephoning our Investor Center at 1-888-922-2150.

The information regarding our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

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

Worldwide and domestic economic trends and financial market conditions

We are subject to risks associated with adverse economic conditions, including economic slowdown, inflation, and the disruption, volatility and tightening of credit and capital markets. Unfavorable global or regional economic conditions could adversely impact our business, liquidity, financial condition and results of operations. Unemployment, tax increases, governmental spending cuts or a return of high levels of inflation could affect consumer spending patterns and purchases of our products. These could also create or exacerbate credit issues, cash flow issues and other financial hardships for us and our suppliers, distributors, retailers and consumers. The inability of suppliers, distributors and retailers to access liquidity could impact our ability to produce and distribute our products. We have a committed credit facility and additional liquidity facilities available to us. While to date we have not experienced problems with accessing these facilities, to the extent that the financial institutions that participate in these facilities were to default on their obligation to fund, those funds would not be available to us.

Global operations, currency rate fluctuations, interest rate fluctuations, and geopolitical uncertainty

Our products are produced and sold in numerous countries throughout the world, and we have announced plans to enter into certain emerging markets over time. As a result of the Beer Business Acquisition, we also have operations in Mexico.

Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and results of operations, include:

•	changes in local political, economic, social and labor conditions;

•	potential disruption from socio-economic violence, including terrorism and drug-related violence;

•	restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;

•	changes in laws, governmental regulations and policies in many countries outside the U.S.;

•	import and export requirements;

•	currency exchange rate fluctuations;

•	a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues;

•	laws regarding the enforcement of contract and intellectual property rights;

•	inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act; and

•	other challenges caused by distance, language, and cultural differences.

Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these factors and other matters generally affecting U.S. companies with global operations. Although we have implemented policies and procedures designed to ensure compliance with U.S. and foreign laws and regulations, including anti-corruption laws, there can be no assurance that our employees, business partners or agents will not violate our policies or take action determined to be in violation of the law. Any determination that our operations or activities were not in compliance with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.

We are also exposed to risks associated with currency fluctuations and risks associated with interest rate fluctuations. Currency exchange rates between the U.S. dollar and foreign currencies in the markets in which we do business have fluctuated in recent years and are likely to continue to do so in the future. We manage our exposure to foreign currency and interest rate risks utilizing derivative instruments and other means to reduce those risks. We could experience changes in our ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks. We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems or intergovernmental disputes. These currency, economic and political uncertainties may have a material adverse effect on our results of operations and financial condition, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers and distributors, affect our global operations.

Competition

We are in a highly competitive industry and the dollar amount and unit volume of our sales could be negatively affected by numerous factors including:

•	our inability to maintain or increase prices;

•	new entrants in our markets or categories;

•	a general decline in beverage alcohol consumption; or

•	the decision of wholesalers, retailers or consumers to purchase a competitor’s products instead of ours.

Unit volume and dollar amount of sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position or for other reasons.

Acquisition, divestiture and joint venture strategy

We have made a number of acquisitions and divestitures and may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. We may also divest ourselves of businesses, assets or securities of companies that we believe no longer provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations and information systems. If the financial performance of our business, as supplemented by the assets and businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations.

We cannot assure you that we will realize the expected benefits of acquisitions, such as revenue, earnings or operating efficiency, and we may not effectively assimilate the business or product offerings of acquired companies into our business successfully or within the anticipated costs or timeframes. Complications with on-going integration of any acquisition, including our Beer Business Acquisition, could result from the following circumstances, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications, financial, internal control and other systems;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in the acquired businesses and assets and our business;

•	unanticipated issues, expenses and liabilities;

•	failure to realize fully anticipated cost savings, growth opportunities and other potential synergies; and

•	unfamiliarity with operating in new locations.

The integration of the Beer Business Acquisition can be further impacted by the following circumstances:

•	failure to expand the Brewery under the timeline imposed by the DOJ pursuant to the final judgment;

•	Brewery operations will be dependent upon the operational experience of employees who are relatively new to our organization; and

•	our ability to secure or expand Brewery capacity beyond the initial Brewery expansion in order to support the future growth of our beer business.

If these events were to occur with respect to any of our acquisitions, including our Beer Business Acquisition, our business, financial condition and results of operations may be negatively impacted.

We may provide various indemnifications in connection with the sale of assets or portions of our business. Additionally, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.

We have entered into joint ventures and we may enter into additional joint ventures. We share control of our joint ventures. We have also acquired or retained ownership interests in companies which we do not control. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us, among other matters, to pay certain costs, to make capital investments, to fulfill alone our joint venture partners’ obligations, or to purchase other parties’ interests. Our failure to adequately manage the risks associated with any acquisition, or the failure of an entity in which we have an equity or membership interest, could adversely affect our financial condition or our valuation of these types of investments.

We cannot assure you that any of our acquisitions, investments or joint ventures will be profitable or that forecasts regarding acquisition, divestiture, joint venture or investment activities will be accurate.

Indebtedness

In recent years, we have incurred substantial indebtedness to finance our acquisitions, repurchase shares of our common stock and fund the Beer Business Acquisition. In the future, we may continue to incur substantial additional indebtedness to finance acquisitions, repurchase shares of our stock and fund other general corporate purposes, including our Brewery expansion. We cannot assure you that our business will generate sufficient cash flow from operations to meet all of our debt service requirements and to fund our general corporate capital requirements.

Our ability to satisfy our debt obligations will depend upon our future operating performance. We do not have complete control over our future operating performance because it is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors.

Our current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

•	our ability to obtain financing for future working capital needs or acquisitions or other purposes may be limited;

•
our funds available for operations, expansion or distributions may be reduced because we dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

•	our ability to conduct our business could be limited by restrictive covenants; and

•	our vulnerability to adverse economic conditions may be greater than less leveraged competitors and, thus, our ability to withstand competitive pressures may be limited.

Restrictive covenants in our senior credit facility and in our indentures place limits on our ability to conduct our business. Covenants in our senior credit facility include those that restrict our ability to make acquisitions, incur debt, encumber or sell assets, pay dividends, engage in mergers and consolidations, enter into transactions with affiliates, make investments and permit our subsidiaries to enter into certain restrictive agreements. It additionally contains certain financial covenants, including a debt ratio test and an interest coverage ratio test. Covenants in our indentures are generally less restrictive than those in our senior credit facility but nevertheless, among other things, limit our ability under certain circumstances to create, encumber or enter into sale-leaseback transactions and impose conditions on our ability to engage in mergers, consolidations and sales of all or substantially all of our assets.

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

Control by the Sands Family

Our Class B Common Stock is principally held by members of the Sands family, either directly or through entities controlled by members of the Sands family. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class 1 Common Stock generally do not have voting rights. The stock ownership of the Sands family and entities controlled by members of the Sands family represents a majority of the combined voting power of all classes of our common stock as of April 22, 2014, voting as a single class. As a result, the Sands family has the power to elect a majority of our directors and approve actions requiring the approval of the stockholders of the Company voting as a single class.

Potential decline in the consumption of products we sell

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

•	consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

•	the increased activity of anti-alcohol groups;

•	increased federal, state, provincial or foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

•	increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax;

•	inflation;

•	wars, pandemics, weather, and natural or man-made disasters; and

•	cost of gasoline and other petroleum-based products.

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

Reliance on wholesale distributors, major retailers and government agencies

Local market structures and distribution channels vary worldwide. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, branded wine and spirits categories, with separate distribution networks utilized for our imported beer portfolio and our wine and spirits portfolio. In the U.S., we sell our products principally to wholesalers for resale to retail outlets including grocery stores, club and discount stores, package liquor stores and restaurants and also directly to government agencies, while in Canada, we sell our products principally to government agencies. In the U.S., we have entered into exclusive arrangements with certain wholesalers that generate a large portion of our U.S. wine and spirits sales. The replacement or poor performance of our major wholesalers, retailers or government agencies could result in temporary or longer-term sales disruptions or could materially and adversely affect our results of operations and financial condition for a particular period. Our inability to collect accounts receivable from our major wholesalers, retailers or government agencies could also materially and adversely affect our results of operations and financial condition.

Our industry is being affected by the trend toward consolidation in the wholesale and retail distribution channels, particularly in the U.S. If we are unable to adapt successfully to this changing environment, our net income, market share and volume growth could be negatively affected. In addition, wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space, promotional support and consumer purchases. Accordingly, wholesalers or retailers may give higher priority to products of our competitors.

Dependence on sales of our Mexican Beer Brands

Since the Beer Business Acquisition, sales of the Mexican Beer Brands in the U.S. have become a more significant portion of our business. Accordingly, if the growth rate, amount or profitability of our sales of the Mexican Beer Brands in the U.S. declines, our business could be more adversely affected than as compared to a time prior to the Beer Business Acquisition. Further, consumer preferences and tastes may shift away from the Mexican Beer Brands, the categories in which they compete, or beer generally due to, among other reasons, changing taste preferences, demographics or perceived value. Consequently, any material shift in consumer preferences and taste away from the Mexican Beer Brands, or from the categories in which they compete, could have a material adverse effect on our business, our financial condition and results of operations.

Reliance upon complex information systems and third party global networks

We depend on information technology to enable us to operate efficiently and interface with customers and suppliers, as well as maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. We recognize that many groups on a world-wide basis have experienced increases in cyber attacks and other hacking activity. We have dedicated internal and external resources to review and address such threats. However, as with all large information technology systems, our systems could be penetrated by outside parties intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, or engaging in the unauthorized use of strategic information about us or our employees, customers or consumers. Such unauthorized access could disrupt our business operations and could result in the loss of assets or revenues, litigation, remediation costs, damage to our reputation, or the failure by us to retain or attract customers following such an event. Such events could have a material adverse effect on our business, financial condition or results of operations.

We have outsourced various functions to third-party service providers and may outsource other functions in the future. We rely on those third-party service providers to provide services on a timely and effective basis. Although we believe we have robust service level agreements with such third parties, closely monitor their performance and maintain contingency plans in case they are unable to perform as agreed, we do not ultimately control their performance. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations, which could materially affect our business, financial condition, operating results and cash flow, and could impair our ability to make required filings with various reporting agencies on a timely or accurate basis.

In connection with the Beer Business Acquisition, we currently receive various services pursuant to our transition services agreement with ABI. These currently include the following services which are available for the time periods as set forth in the transition services agreement:

•	consulting services in logistical matters, materials resource planning and advisory services on procurement matters in connection with the transitioning of the operations of our Brewery;

•
general administrative services currently provided at our Brewery, including information technology (IT Service), finance and regulatory compliance, certain services related to the testing of products and packaging, human resources and certain promotional, retail and licensing services;

•	services relating to expansion of our Brewery; and

•	supply of aluminum cans, glass, malt, crowns and caps, hops, corn starch, can lids, cartons and yeast.

The failure of ABI (or any third party that ABI is permitted to outsource to) to perform as expected or as required by our contract could result in significant disruptions and costs to our operations, and could also materially affect our business, financial condition, operating results and cash flow, and could impair our ability to make required filings with various reporting agencies on a timely or accurate basis.

Supply of Mexican Beer Brands

In order to fulfill our current and projected Mexican Beer Brands product requirements, we are currently dependent on our Brewery which is a single facility located in Nava, Coahuila, Mexico, and an interim supply agreement for our supply of Mexican Beer Brands through calendar year 2016. Although we are assessing options for additional capacity requirements and sources of supply after the initial Brewery expansion is completed, our Brewery may become our sole source of supply for our Mexican Beer Brands. The Brewery currently has the capacity to fill approximately 55% of our current projected product requirements. We intend to expand the Brewery's capacity over a three-year period ending in calendar year 2016 and thus we have entered into an interim supply agreement for a supply of additional Mexican Beer Brands products for an initial period of three years. This agreement also provides for up to two one-year extensions. However, the United States, acting though the DOJ, will have a right of approval, in its sole discretion, of any extension of the term of this interim supply agreement beyond three years. There can be no assurance that any requested extension would be granted.

We may not be able to satisfy all of our product supply requirements for the Mexican Beer Brands in the event of a significant partial destruction or the total destruction of the Brewery or our interim supplier’s breweries. Also, if the contemplated expansion of our Brewery is not completed within three years after consummation of the Beer Business Acquisition, the Brewery may not be able to produce sufficient Mexican Beer Brands to satisfy our needs. Under such circumstances, we may be unable to obtain Mexican Beer Brands at a reasonable price from another source, if at all. A significant disruption at the Brewery or at our supplier’s breweries, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more or may take a significant time to start production, any of which could negatively affect our business and financial performance. Additionally, our general insurance policies may not cover certain types of catastrophes that might affect our supply of the Mexican Beer Brands. A major uninsured catastrophe could result in significant unrecoverable losses.

Supply of quality water, agricultural and other raw materials

The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of the Brewery, our wineries and our distillery, as well as to irrigate our vineyards. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields. Our Brewery receives allotments of water originating from a mountain aquifer. Although we anticipate receiving allotments adequate to support the Brewery’s on-going requirements, including as a result of the anticipated expansion, there is no guarantee that its allotments or requirements will not change materially in the future. If water available to our operations or the operations of our suppliers becomes scarcer or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our business and financial performance. Even if quality water is widely available to the Brewery, our wineries, our distillery and our vineyards, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of our production facilities and vineyards. Any of these factors could have a material and adverse effect on our financial condition and results of operations.

The Brewery, our wineries and our distillery also use a large volume of agricultural and other raw materials to produce their products. As to the Brewery, these include corn starch, malt, hops and water; the wineries use large amounts of grapes and water; and the distillery uses large amounts of grain and water. The Brewery, our wineries and our distillery all use large amounts of various packaging materials, including glass, aluminum, cardboard and other paper products. Our production facilities also use a significant amount of energy in their operations. The supply and price of these raw materials and energy can be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices), droughts and other weather conditions, economic factors affecting growth decisions, inflation, plant diseases and theft. To the extent any of the foregoing factors affect the prices of ingredients or packaging or we do not effectively or completely hedge changes in commodity price risks, our financial condition and results of operations could be materially and adversely impacted.

Catastrophic loss to wineries, production facilities or distribution systems

Throughout the years, we have consolidated several of our winery and production facility operations. Three of our largest wineries are the Woodbridge Winery in Acampo, CA, the Mission Bell Winery in Madera, CA, and the Canandaigua Winery in Canandaigua, NY. These three facilities produce approximately 34.5 million cases (or approximately 52.9%) of our global wine and spirits product annually. Additionally, many of our vineyards and production and distribution facilities, such as our California wineries and our Lodi Distribution Center in Lodi, CA, are located in areas which are prone to seismic activity. If any of these vineyards and facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, since we have consolidated certain of our operations and various production and distribution facilities, we are more likely to experience an interruption of our operations in the event of a catastrophic event in any one location, such as through acts of war or terrorism, fires, floods, earthquakes, hurricanes or other natural or man-made disasters. Although we carry insurance for property damage and business interruption, certain catastrophes are not covered by our insurance policies as we believe this to be a prudent financial decision. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain insurance. If our insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at greater risk that we may experience an adverse impact to our financial results. We take steps to minimize the damage that would be caused by a catastrophic event, but there is no certainty that our efforts would prove successful. If one or more significant uninsured events occur, we could suffer a major financial loss.

Raw materials purchased under short-term supply contracts and limited group of suppliers of glass bottles

Our business is heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. We could experience raw material supply, production or shipment difficulties that could adversely affect our ability to supply goods to our customers. Increases in the costs of raw materials also directly affect us. The prices for raw materials and packaging materials from third-party suppliers fluctuate depending upon market conditions. For example, in the past, we have experienced dramatic increases in the cost of grapes. Although we believe we have adequate sources of grape supplies, we could experience shortages if the demand for particular wine products exceeds expectations.

The wine industry swings between cycles of grape oversupply and undersupply. In a severe oversupply environment, the ability of wine producers, including ourselves, to raise prices is limited, and, in certain situations, the competitive environment may put pressure on producers to lower prices. Further, although an oversupply may enhance opportunities to purchase grapes at lower costs, a producer’s selling and promotional expenses associated with the sale of its wine products can rise in such an environment. Substantial increases in the prices of raw materials and packaging materials, including those from third-party suppliers, to the extent they cannot be recouped through increases in the price of our finished products, would increase our operating costs and could decrease our profitability. Our net sales could be impacted negatively if our customers cannot afford our products.

Glass bottle costs are one of our largest components of cost of product sold. We currently purchase from ABI all of the glass bottles for our Mexican Beer Brands. In the U.S. and Canada, glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our U.S. operations and a portion of our glass container requirements for our Canadian operations, with the remaining portion of our glass container requirements for our Canadian operations supplied by another producer. The inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our business.

Various diseases, pests and certain weather conditions

Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of grapes and other agricultural raw materials available, decreasing the supply of our products and negatively impacting profitability. We cannot guarantee that our grape suppliers or our suppliers of other agricultural raw materials will succeed in preventing contamination in existing vineyards or fields or that we will succeed in preventing contamination in our existing vineyards or future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. Growing agricultural raw materials also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, which could lead to a shortage of our product supply.

Climate change, or legal, regulatory or market measures to address climate change

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events, such as the recent drought in California and prolonged cold winter in New York, and climate change may negatively affect agricultural productivity in the regions from which we presently source our various agricultural raw materials. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.

Import and excise duties or other taxes or government

The U.S., Canada and other countries in which we operate impose import and excise duties and other taxes on beverage alcohol products in varying amounts which are subject to change. Significant increases in import and excise duties or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations. The U.S. federal budget and individual state, provincial or local municipal budget deficits could result in increased taxes on our products, business, customers or consumers. Various proposals to increase taxes on beverage alcohol products have been made at the federal and state or provincial level in recent years. Many U.S. states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. There may be further consideration by federal, state, provincial, local and foreign governmental entities to increase taxes upon beverage alcohol products as governmental entities explore available alternatives for raising funds during the current macroeconomic climate. In addition, federal, state, provincial, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal, state or provincial regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition or results of operations.

Benefit cost increases

Our profitability is affected by employee medical costs and other employee benefits. In recent years, employee medical costs have increased due to factors such as the increase in health care costs in the U.S. These factors, plus the enactment of the Patient Protection and Affordable Care Act in March 2010, are expected to continue to put pressure on our business and financial performance due to higher employee benefit costs. Although we actively seek to control increases in employee benefit costs and encourage employees to maintain healthy lifestyles to reduce future potential medical costs, there can be no assurance that we will succeed in limiting future cost increases. Continued employee benefit cost increases could have an adverse effect on our results of operations and financial condition.

Intangible assets, such as goodwill and trademarks

We continue to have a significant amount of intangible assets such as goodwill and trademarks and may acquire more intangible assets in the future. Intangible assets are subject to a periodic impairment evaluation under applicable accounting standards. The write-down of any of these intangible assets could materially and adversely affect our net income.

Class action or other litigation relating to alcohol abuse, the misuse of alcohol, product liability, or marketing or sales practices

There has been public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. We also could be exposed to lawsuits relating to product liability or marketing or sales practices. Adverse developments in lawsuits concerning these types of matters or a significant decline in the social acceptability of beverage alcohol products that may result from lawsuits could have a material adverse effect on our business.

Damage to our reputation

Maintaining a good reputation is critical to selling our branded products. Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. Although we maintain standards for the materials and product components we receive from our suppliers, and we also audit our suppliers’ compliance with our standards, it is possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements. If any of our products becomes unfit for consumption, is misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments in social media, or our responses relating to:

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

Dependence upon trademarks and proprietary rights, failure to protect our intellectual property rights

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

Contamination

The success of our brands depends upon the positive image that consumers have of those brands. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Contaminants in raw materials purchased from third parties and used in the production of our beer, wine or spirits products or defects in the fermentation or distillation process could lead to low beverage quality as well as illness among, or injury to, consumers of our products and may result in reduced sales of the affected brand or all of our brands.

Cost of energy or environmental regulatory compliance

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We operate a brewery, wineries, a distilling plant and bottling plants, many of which include warehousing and distribution facilities on the premises. In addition to our properties described below, certain of our businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.

Our corporate headquarters are located in leased offices in Victor, New York. Our segments also maintain leased office spaces in other locations in the U.S. and internationally.

We believe that our facilities, taken as a whole, are in good condition and working order and have adequate capacity to meet our needs for the foreseeable future, although we do possess certain underutilized assets. As of February 28, 2014, our properties include the following:

	Owned	Leased
Beer
Brewery
Nava, Coahuila, Mexico	1

Warehouse and Distribution Facilities
U.S.		12
Total Beer	1	12

Wine and Spirits
Wineries
U.S.
California	14	2
New York	1
Washington	1
Canada
British Columbia	3	1
Ontario	3	1
Quebec	1
New Zealand	4
Italy		5
Total Wineries	27	9

Distillery
Canada	1

Warehouse, Distribution and Other Production Facilities
U.S.		4
Canada	3	1
Italy	1	7
Total Warehouse, Distribution and Other Production Facilities	4	12
Total Wine and Spirits	32	21

Within our Wine and Spirits segment, as of February 28, 2014, we owned, leased or had interests in approximately 13,300 acres of vineyards in California (U.S.), 4,000 acres of vineyards in New Zealand, 1,700 acres of vineyards in Canada and 1,000 acres of vineyards in Italy.

As of February 28, 2014, our principal facilities, all of which are owned, consist of:

•	the Brewery in Nava, Coahuila, Mexico;

•	two wineries in California: the Woodbridge Winery in Acampo and the Mission Bell winery in Madera;

•	the Canandaigua winery in Canandaigua, New York; and

•	the distillery in Lethbridge, Alberta, Canada.

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

As previously reported in the Company’s Forms 10-Q for the fiscal quarters ended May 31, 2013, August 31, 2013 and November 30, 2013, the United States District Court for the District of Columbia (“District Court”) signed the Stipulation and Order filed by the DOJ, permitting the Company and ABI to consummate the Beer Business Acquisition. After expiration of the 60-day public comment period as required under the Antitrust Procedures and Penalties Act, the DOJ moved the District Court for entry of the Final Judgment. The Final Judgment was signed on October 21, 2013, and entered into the District Court’s docket on October 24, 2013, without modification to the terms included in the Proposed Final Judgment. The Company is operating in accordance with the requirements of the Final Judgment.

As previously reported in the Company’s Forms 10-Q for the fiscal quarters ended May 31, 2013, August 31, 2013, and November 30, 2013, an action had been filed by private parties against the Company, ABI, and Modelo alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On June 4, 2013, the United States District Court for the Northern District of California denied plaintiff’s Motion for a Temporary Restraining Order and the transaction between ABI and Modelo was consummated June 7, 2013. Plaintiffs’ Second Amended and Supplemental Complaint was filed June 25, 2013, and dismissed by the Court on September 13, 2013, and the district judge denied plaintiffs’ other procedural motions. Plaintiffs’ filed their Motion for Relief from Judgment Pursuant to Fed. R. Civ. P. 59(e) or 60(b), or in the alternative, Rule 60(d) on November 11, 2013 and was denied by the Court on January 24, 2014. Plaintiffs filed their Notice of Appeal on February 21, 2014. Management believes that this action is baseless and without merit and the Company intends to continue to defend itself vigorously against this claim.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A Common Stock and Class B Common Stock trade on the New York Stock Exchange® (“NYSE”) under the symbols STZ and STZ.B, respectively. There is no public trading market for our Class 1 Common Stock. The following tables set forth for the periods indicated the high and low sales prices of our Class A Common Stock and Class B Common Stock as reported on the NYSE.

CLASS A COMMON STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2013
High	$24.87	$33.23	$36.98	$44.99
Low	$18.60	$18.50	$31.99	$28.37
Fiscal 2014
High	$54.64	$56.00	$71.18	$82.84
Low	$42.42	$49.09	$54.22	$68.17

CLASS B COMMON STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2013
High	$24.74	$32.88	$37.05	$44.55
Low	$18.75	$18.64	$32.05	$28.71
Fiscal 2014
High	$54.01	$55.49	$71.07	$82.32
Low	$42.89	$49.69	$54.76	$68.38

At April 22, 2014, the number of holders of record of our Class A Common Stock and Class B Common Stock were 689 and 135, respectively. There were no holders of record of our Class 1 Common Stock at April 22, 2014.

We have not paid any cash dividends on our common stock since our initial public offering in 1973. We currently intend to retain all of our earnings to finance the development and expansion of our business, but may in the future consider paying cash dividends on our common stock. In addition, the terms of our 2013 Credit Agreement may restrict the payment of cash dividends on our common stock under certain circumstances. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on our common stock.

Item 6. Selected Financial Data.

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012	February 28, 2011	February 28, 2010
(in millions, except per share data)
Sales	$5,411.0	$3,171.4	$2,979.1	$4,096.7	$4,213.0
Less – excise taxes	(543.3)	(375.3)	(324.8)	(764.7)	(848.2)
Net sales	4,867.7	2,796.1	2,654.3	3,332.0	3,364.8
Cost of product sold	(2,876.0)	(1,687.8)	(1,592.2)	(2,141.9)	(2,220.0)
Gross profit	1,991.7	1,108.3	1,062.1	1,190.1	1,144.8
Selling, general and administrative expenses	(895.1)	(585.4)	(537.5)	(664.0)	(730.1)
Impairment of goodwill and intangible assets (1)	(300.9)	—	(38.1)	(23.6)	(103.2)
Gain on remeasurement to fair value of equity method investment (2)	1,642.0	—	—	—	—
Operating income	2,437.7	522.9	486.5	502.5	311.5
Equity in earnings of equity method investees	87.8	233.1	228.5	243.8	213.6
Interest expense, net	(323.2)	(227.1)	(181.0)	(195.3)	(265.1)
Loss on write-off of financing costs	—	(12.5)	—	—	(0.7)
Income before income taxes	2,202.3	516.4	534.0	551.0	259.3
(Provision for) benefit from income taxes	(259.2)	(128.6)	(89.0)	8.5	(160.0)
Net income	$1,943.1	$387.8	$445.0	$559.5	$99.3

Earnings per common share:
Basic – Class A Common Stock	$10.45	$2.15	$2.20	$2.68	$0.46
Basic – Class B Convertible Common Stock	$9.50	$1.96	$2.00	$2.44	$0.41
Diluted – Class A Common Stock	$9.83	$2.04	$2.13	$2.62	$0.45
Diluted – Class B Convertible Common Stock	$9.04	$1.87	$1.96	$2.40	$0.41

Total assets	$14,302.1	$7,638.1	$7,109.9	$7,167.6	$8,094.3

Long-term debt, including current maturities	$6,963.3	$3,305.4	$2,751.6	$3,152.6	$3,464.3

(1)
For a detailed discussion of impairment of goodwill and intangible assets for the years ended February 28, 2014, and February 29, 2012, see Note 7 of the Notes to the Financial Statements. For the years ended February 28, 2011, and February 28, 2010, impairment of goodwill and intangible assets represent impairment losses recorded for certain trademarks associated with our Wine and Spirits segment and our prior Australian and U.K. wine segment, respectively.

(2)	For a detailed discussion of the gain on remeasurement to fair value of equity method investment for the year ended February 28, 2014, see Note 3 of the Notes to the Financial Statements.

For the years ended February 28, 2014, and February 28, 2013, see MD&A and the consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K (the “Financial Statements”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A, which should be read in conjunction with our Financial Statements, provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy on a business segment basis and discussion of recent acquisitions.

•
Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results is provided.

•
Financial liquidity and capital resources.    This section provides an analysis of our cash flows and our outstanding debt and commitments. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments, as well as a discussion of other financing arrangements.

•
Critical accounting estimates.    This section identifies those accounting policies that are considered important to our results of operations and financial condition, require significant judgment and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 of the Notes to the Financial Statements.

Overview

We are a leading international beverage alcohol company with a broad portfolio of consumer-preferred premium imported beer, wine and spirits brands complemented by other select beverage alcohol products. We are the third-largest producer and marketer of beer for the U.S. market and the world’s leading premium wine company. We are the largest Multi-category Supplier of beverage alcohol in the U.S., the leading producer and marketer of wine in Canada, and a leading producer and exporter of wine from New Zealand and Italy.

Our internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and we report our operating results in three segments:  (i)  Beer (imported beer), (ii)  Wine and Spirits (wine and spirits), and (iii)  Corporate Operations and Other. The business segments reflect how our operations are managed, how operating performance is evaluated by senior management and the structure of our internal financial reporting. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our chief operating decision maker’s evaluation of the operating income performance of the other reportable segments.

Strategy

Our business strategy in the Beer segment is twofold:  (i)  continued focus on growing the premium Mexican beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands, and (ii)  completion of the required Brewery expansion in Mexico by December 31, 2016, with a goal to complete the expansion within three years from the date of acquisition (see additional discussion below under “Acquisitions - Beer Business Acquisition”).

Our business strategy in the Wine and Spirits segment is centered on continued focus on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, we continue to focus on growing premium product categories. We have consolidated our U.S. distribution network in markets where it was feasible, which currently represents about 70% of our branded wine and spirits volume in the U.S., in order to obtain dedicated selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors (“Shipments”) to essentially equal the distributors’ shipments to retailers (“Depletions”). In addition, we dedicate a large share of our sales and marketing resources to our U.S. Focus Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and have strong positions in their respective price segments.

We believe the current overall supply of wine is generally in balance with demand within the U.S. The calendar 2013 U.S. grape harvest overall yield came in similar to the calendar 2012 U.S. grape harvest. Accordingly, we expect that the calendar 2013 U.S. grape harvest may continue to provide some relief from the recent tightening of supply within certain U.S. varietals due to relatively smaller U.S. grape harvests in calendar 2011 and calendar 2010.

We remain committed to our long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth and reduce borrowings.

Marketing, sales and distribution of our products are managed on a geographic basis in order to fully leverage leading market positions. In addition, market dynamics and consumer trends vary across each of our markets. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, branded wine and spirits categories, with separate distribution networks utilized for our imported beer portfolio and our wine and spirits portfolio. Within our next largest market in Canada, we offer a range of beverage alcohol products primarily across the branded wine category. The environment for our products is competitive in each of our markets.

Acquisitions

Beer Business Acquisition

In June 2013, we completed the Beer Business Acquisition for an aggregate purchase price of $5,226.4 million. The Beer Business Acquisition resulted in the acquisition of:

•	the remaining 50% equity interest in Crown Imports;

•	all of the equity interests of a company which owns and operates the Brewery and of a company which provides personnel and services for the operation and maintenance of the Brewery; and

•
an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell Modelo’s Mexican beer portfolio sold in the U.S. and Guam as of the date of the acquisition, and certain extensions.

In connection with the Beer Business Acquisition, we are required to build out and expand the Brewery to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates the supplier to provide us with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The Beer Business Acquisition has positioned us as the third-largest producer and marketer of beer for the U.S. market and the largest Multi-category Supplier of beverage alcohol in the U.S.

The results of operations of the Beer Business Acquisition are reported in the Beer segment and are included in our consolidated results of operations from the date of acquisition. It is a significant acquisition that has had and will continue to have a material impact on our future results of operations, financial position and cash flows.

Mark West

In July 2012, we acquired Mark West for $159.3 million. The transaction primarily includes the acquisition of the Mark West trademark, related inventories and certain grape supply contracts. The results of operations of Mark West are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

Ruffino

In October 2011, we acquired the remaining 50.1% equity interest in Ruffino (which we did not previously own) for €50.3 million ($68.6 million). As a result of this acquisition, we assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). The results of operations of the Ruffino business are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

For more information on these acquisitions see Note 3 of the Notes to the Financial Statements.

Results of Operations

Financial Highlights

Financial Highlights for Fiscal 2014:

•
Our Beer Business Acquisition solidified our position in the U.S. beer market for the long term and makes us the third-largest brewer and seller of beer for the U.S. market. Combining this with our strong position in wine and spirits makes us the largest Multi-category Supplier of beverage alcohol in the U.S. In addition, the Beer Business Acquisition resulted in the realization of operating efficiencies and the strengthening of relationships with wholesalers and distributors.

•	Our net sales increased 74% primarily due to the Beer Business Acquisition and strong consumer demand within the Mexican beer portfolio.

•
Operating income increased significantly primarily due to a nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports combined with the benefit from the Beer Business Acquisition, partially offset by an impairment of nondeductible goodwill and intangible assets for the Wine and Spirits segment’s Canadian reporting unit.

•
Net income also increased significantly primarily due to the items discussed above, partially offset by lower equity in earnings (Crown Imports) and an increase in interest expense, net, driven largely by financing for the Beer Business Acquisition.

•	The significant increase in our diluted earnings per share resulted largely from the Beer Business Acquisition.

References to organic throughout the following discussion exclude the impact of branded wine acquired in the acquisitions of Mark West and Ruffino, as appropriate.

Unusual items

Management excludes items that affect comparability (“Unusual Items”) from its evaluation of the results of each operating segment as these Unusual Items are not reflective of continuing operations of the segments. Segment operating performance and segment management compensation is evaluated based upon continuing segment operating income. As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

As more fully described herein and in the related Notes to the Financial Statements, the Unusual Items that impacted comparability in our results for each period are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$11.0	$7.8	$1.6
Amortization of favorable interim supply agreement	6.0	—	—
Other costs	(1.0)	—	0.3
Total Cost of Product Sold	16.0	7.8	1.9

Selling, General and Administrative Expenses
Transaction and related costs associated with pending and completed acquisitions	51.5	27.7	—
Deferred compensation	7.0	—	—
Restructuring charges and other	(2.8)	(1.7)	13.5
Total Selling, General and Administrative Expenses	55.7	26.0	13.5

Impairment of Goodwill and Intangible Assets	300.9	—	38.1

Gain on Remeasurement to Fair Value of Equity Method Investment	(1,642.0)	—	—

Equity in Losses of Equity Method Investees	0.1	1.0	—

Loss on Write-Off of Financing Costs	—	12.5	—
Unusual Items	$(1,269.3)	$47.3	$53.5

Cost of Product Sold

Inventory Step-Up

In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventory on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired company prior to acquisition. For Fiscal 2014, Fiscal 2013 and Fiscal 2012, flow through of inventory step-up was primarily related to the Beer Business Acquisition, the Mark West acquisition and the Ruffino acquisition, respectively.

Favorable Interim Supply Agreement

In connection with the Beer Business Acquisition, a temporary supply agreement was negotiated under a favorable pricing arrangement for the required volume of beer needed to fulfill U.S. demand in excess of the Brewery’s capacity until the Brewery acquires the necessary capacity to fulfill 100% of the U.S. demand. For Fiscal 2014, amortization of favorable interim supply agreement reflects amounts associated with non-Brewery product purchased from the date of acquisition which has been sold to our U.S. customers during Fiscal 2014.

Other Costs

For Fiscal 2014, other costs represent unrealized gains from the mark to fair value of undesignated commodity swap contracts which are reported outside of segment operating results until such time that the underlying exposure is realized in the segment operating results. At that time, the realized gains or losses from the mark to fair value of the undesignated commodity swap contracts are reported in the appropriate operating segment, allowing our operating segments to realize the economic effects of the commodity swap contracts without the resulting unrealized mark to fair value volatility. For Fiscal 2012, other costs represent amounts recognized in connection with certain of our restructuring activities.

Selling, General and Administrative Expenses

Transaction and Related Costs Associated With Pending and Completed Acquisitions

For Fiscal 2014 and Fiscal 2013, transaction and related costs were associated primarily with the Beer Business Acquisition.

Deferred Compensation

For Fiscal 2014, deferred compensation relates to a prior period correction of previously unrecognized deferred compensation costs that were associated with certain employment agreements.

Restructuring Charges and Other

For Fiscal 2014, Fiscal 2013 and Fiscal 2012, restructuring charges and other consist primarily of restructuring and related charges associated with previously announced restructuring plans as well as certain (gains) losses on prior period acquisitions and divestitures.

Impairment of Goodwill and Intangible Assets

For Fiscal 2014, we recorded impairment losses of $300.9 million for the second quarter consisting of impairments of goodwill and certain trademarks of $278.7 million and $22.2 million, respectively, related to our Wine and Spirits segment’s Canadian reporting unit. No such impairments were recorded for Fiscal 2013. For Fiscal 2012, we recorded an impairment loss for the fourth quarter consisting of impairments of certain trademarks related to our Wine and Spirits segment’s Canadian business.

Gain on Remeasurement to Fair Value of Equity Method Investment

Prior to the Beer Business Acquisition, we accounted for our investment in Crown Imports under the equity method of accounting. In applying the acquisition method of accounting, our preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and we recognized a gain of $1,642.0 million for the second quarter of Fiscal 2014 in connection with the Beer Business Acquisition.

Loss on Write-off of Financing Costs

We recorded a loss on the write-off of financing costs for Fiscal 2013 primarily in connection with the redemption of the August 2012 Senior Notes.

Fiscal 2014 Compared to Fiscal 2013

Net Sales

The following table sets forth net sales for each of our reportable segments for Fiscal 2014 and Fiscal 2013.

	Fiscal 2014	Fiscal 2013	% Increase (Decrease)
(in millions)
Beer	$2,835.6	$2,588.1	10%
Wine and Spirits:
Wine	2,554.2	2,495.8	2%
Spirits	291.3	300.3	(3%)
Total Wine and Spirits	2,845.5	2,796.1	2%
Total Reportable Segments	5,681.1	5,384.2	6%
Consolidation and Eliminations	(813.4)	(2,588.1)	69%
Consolidated Net Sales	$4,867.7	$2,796.1	74%

Net sales increased to $4,867.7 million for Fiscal 2014 from $2,796.1 million for Fiscal 2013, an increase of $2,071.6 million, or 74%. This increase resulted primarily from $2,022.2 million of net sales of products acquired in the Beer Business Acquisition. Prior to the Beer Business Acquisition, the results of operations of the Beer segment were eliminated in consolidation as our preexisting 50% equity interest in Crown Imports was accounted for under the equity method of accounting.

Beer

	Fiscal 2014	Fiscal 2013	% Increase
(in millions, branded product, 24 pack, 12 ounce case equivalents)
Net Sales	$2,835.6	$2,588.1	9.6%

Shipment Volume	182.4	170.6	6.9%

Depletion Volume Growth (1)			7.6%

(1)	Depletions are based on third party data.

The increase in net sales for the Beer segment resulted primarily from volume growth within the Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, combined with a favorable impact from pricing in select markets.

Wine and Spirits

	Fiscal 2014	Fiscal 2013	% Increase
(in millions, branded product, 9 liter case equivalents)
Net Sales	$2,845.5	$2,796.1	1.8%

Shipment Volume
Total	66.8	64.2	4.0%
Organic	66.5	64.2	3.6%

U.S. Domestic	51.3	49.3	4.1%
Organic U.S. Domestic	51.0	49.3	3.4%

U.S. Domestic Focus Brands	35.9	34.0	5.6%
Organic U.S. Domestic Focus Brands	35.6	34.0	4.7%

Depletion Volume Growth (1)
U.S. Domestic			3.5%
U.S. Domestic Focus Brands			5.6%

The increase in net sales for the Wine and Spirits segment is due primarily to an increase in wine net sales of $58.4 million, or 2%. This increase resulted primarily from organic branded wine volume growth (predominantly in the U.S.) and $18.6 million of net sales of branded wine acquired in the acquisition of Mark West, partially offset by higher promotional expense and unfavorable product mix (predominantly within the organic U.S. branded wine portfolio) and an unfavorable year-over-year foreign currency translation impact of $18.5 million. Spirits net sales decreased $9.0 million, or (3%), primarily due to lower bulk spirits net sales and higher promotional expense.

For the first quarter of fiscal 2015, we expect a low-to-mid single-digit percent decrease in wine and spirits net sales from the first quarter of fiscal 2014 as we work with one of our exclusive distributors to reduce their inventory levels. However, gross profit for the first quarter of fiscal 2015 is not expected to be significantly impacted as a result of this inventory reduction as the distributor is contractually required to pay us an amount approximately equal to the profit lost on the reduced sales.

Gross Profit

Gross profit increased to $1,991.7 million for Fiscal 2014 from $1,108.3 million for Fiscal 2013, an increase of $883.4 million, or 80%. This increase is primarily due to gross profit from the Beer Business Acquisition of $890.6 million, partially offset by an increase in Unusual Items of $8.2 million.

The Beer segment’s gross profit increased $376.7 million, or 50%, primarily due to incremental gross profit from the Brewery Purchase, the favorable impact from pricing in select markets and the volume growth.

Wine and Spirits’ gross profit increased slightly, primarily due to the organic branded wine volume growth, partially offset by the higher promotional expense and higher branded wine product costs.

Gross profit as a percent of net sales increased to 40.9% for Fiscal 2014 compared to 39.6% for Fiscal 2013 primarily due to the benefit from the Beer Business Acquisition, partially offset by the higher wine and spirits promotional expense and the increase in Unusual Items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $895.1 million for Fiscal 2014 from $585.4 million for Fiscal 2013, an increase of $309.7 million, or 53%. This increase is due to $260.3 million of selling, general and administrative expenses from the Beer Business Acquisition, combined with increases in (i)  Unusual items of $29.7 million, (ii)  Wine and Spirits of $13.4 million and (iii)  Corporate Operations and Other of $6.3 million.

The Beer segment’s selling, general and administrative expenses increased $51.8 million, or 17%, primarily due to increases in general and administrative expenses, advertising expenses and selling expenses. The increase in general and administrative expenses is primarily attributable to higher allocated information technology expense in the Beer segment (which was offset by a decrease in allocated information technology expense in the Wine and Spirits segment) and higher compensation and benefit costs associated largely with higher annual management incentive expense. Information technology expense is allocated to each of our segments to reflect utilization of central support services and costs associated with our information technology systems. The reallocation of information technology expense resulted from the Beer Business Acquisition and the associated consolidation of the Beer segment’s results of operations. The increase in advertising expenses is due largely to planned investment behind the Mexican beer portfolio. The increase in selling expenses is due largely to increased headcount to support the Beer segment’s growth.

The increase in Wine and Spirits’ selling, general and administrative expenses is primarily due to an increase in selling expenses of $15.4 million and advertising expenses of $4.4 million, partially offset by a decrease in general and administrative expenses of $6.4 million. The increase in selling and advertising expenses is driven largely by a planned increase in spend behind the segment’s branded wine and spirits portfolio. The decrease in general and administrative expenses is primarily attributable to the lower allocated information technology expense discussed above, partially offset by a number of smaller increases in certain general and administrative expenses supporting the Wine and Spirits’ branded portfolio.

The increase in Corporate Operations and Other’s selling, general and administrative expenses is primarily due to an increase in general and administrative expenses primarily attributable to higher compensation and benefit costs associated largely with higher annual management incentive expense.

Selling, general and administrative expenses as a percent of net sales decreased to 18.4% for Fiscal 2014 as compared to 20.9% for Fiscal 2013 primarily due to the Beer Business Acquisition and the associated lower fixed overhead, partially offset by the higher Unusual Items.

Operating Income

The following table sets forth operating income (loss) for each of our reportable segments for Fiscal 2014 and Fiscal 2013.

	Fiscal 2014	Fiscal 2013	% Increase (Decrease)
(in millions)
Beer	$772.9	$448.0	73%
Wine and Spirits	637.8	650.2	(2%)
Corporate Operations and Other	(99.8)	(93.5)	(7%)
Total Reportable Segments	1,310.9	1,004.7	30%
Unusual Items	1,269.4	(33.8)	NM
Consolidation and Eliminations	(142.6)	(448.0)	68%
Consolidated Operating Income	$2,437.7	$522.9	NM

NM = Not Meaningful

As a result of the factors discussed above, consolidated operating income increased to $2,437.7 million for Fiscal 2014 from $522.9 million for Fiscal 2013, an increase of $1,914.8 million.

Equity in Earnings of Equity Method Investees

Our equity in earnings of equity method investees decreased to $87.8 million in Fiscal 2014 from $233.1 million in Fiscal 2013, a decrease of $145.3 million, or (62%). This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense, Net

Interest expense, net of interest income of $7.7 million and $6.8 million for Fiscal 2014 and Fiscal 2013, respectively, increased to $323.2 million for Fiscal 2014 from $227.1 million for Fiscal 2013, an increase of $96.1 million, or 42%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings, both due primarily to the issuance of the May 2013 Senior Notes and borrowings under the 2013 Credit Agreement.

Provision for Income Taxes

Our effective tax rate for Fiscal 2014 and Fiscal 2013 was 11.8% and 24.9%, respectively. Our effective tax rate for Fiscal 2014 was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports of $1,642.0 million, partially offset by the write-off of nondeductible goodwill of $278.7 million. Our effective tax rate for Fiscal 2013 was substantially impacted by the benefit from additional foreign tax credits.

We expect our effective tax rate for each of the next three fiscal years to be in the range of 30% to 32% primarily attributable to the Beer Business Acquisition.

Net Income

As a result of the above factors, net income increased to $1,943.1 million for Fiscal 2014 from $387.8 million for Fiscal 2013, an increase of $1,555.3 million.

Fiscal 2013 Compared to Fiscal 2012

Net Sales

The following table sets forth net sales for each of our reportable segments for Fiscal 2013 and Fiscal 2012.

	Fiscal 2013	Fiscal 2012	% Increase (Decrease)
(in millions)
Beer	$2,588.1	$2,469.5	5%
Wine and Spirits:
Wine	2,495.8	2,386.8	5%
Spirits	300.3	267.5	12%
Total Wine and Spirits	2,796.1	2,654.3	5%
Total Reportable Segments	5,384.2	5,123.8	5%
Consolidation and Eliminations	(2,588.1)	(2,469.5)	(5%)
Consolidated Net Sales	$2,796.1	$2,654.3	5%

Net sales increased to $2,796.1 million for Fiscal 2013 from $2,654.3 million for Fiscal 2012, an increase of $141.8 million, or 5%. This increase resulted primarily from (i)  organic U.S. branded wine and spirits volume growth, (ii)  $55.5 million of net sales of branded wine acquired in the acquisitions of Mark West and Ruffino and (iii)  favorable product mix shift in the organic branded wine and spirits portfolio (predominately in the U.S.), partially offset by higher promotional spend (predominately within the organic U.S. branded wine portfolio).

Beer

	Fiscal 2013	Fiscal 2012	% Increase
(in millions, branded product, 24 pack, 12 ounce case equivalents)
Net Sales	$2,588.1	$2,469.5	4.8%

Shipment Volume	170.6	164.0	4.0%

Depletion Volume Growth (1)			3.4%

(1)	Depletions are based on third party data.

The increase in net sales for the Beer segment resulted primarily from volume growth within the Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, partially offset by the loss of the St. Pauli Girl brand volume.

Wine and Spirits

	Fiscal 2013	Fiscal 2012	% Increase
(in millions, branded product, 9 liter case equivalents)
Net Sales	$2,796.1	$2,654.3	5.3%

Shipment Volume
Total	64.2	61.3	4.7%
Organic	63.3	61.3	3.3%

U.S. Domestic	49.3	46.9	5.1%
Organic U.S. Domestic	48.7	46.9	3.8%

U.S. Domestic Focus Brands	34.0	31.1	9.3%
Organic U.S. Domestic Focus Brands	33.5	31.1	7.7%

Depletion Volume Growth (1)
U.S. Domestic			3.9%
U.S. Domestic Focus Brands			7.6%

The increase in net sales for the Wine and Spirits segment is due to an increase in wine net sales of $109.0 million, or 5%, and an increase in spirits net sales of $32.8 million, or 12%. The increase in wine net sales resulted primarily from (i)  organic U.S. branded wine volume growth, (ii)  $55.5 million of net sales of branded wine acquired in the acquisitions of Mark West and Ruffino, and (iii)  favorable product mix shift in the organic branded wine portfolio (predominately in the U.S.), partially offset by higher promotional spend (predominantly within the organic U.S. branded wine portfolio). The increase in spirits net sales resulted primarily from favorable product mix shift and volume growth within the branded spirits portfolio, combined with higher bulk spirits net sales.

Gross Profit

Gross profit increased to $1,108.3 million for Fiscal 2013 from $1,062.1 million for Fiscal 2012, an increase of $46.2 million, or 4%. The increase in gross profit is due to an increase in Wine and Spirits gross profit of $52.1 million, partially offset by an increase in Unusual Items of $5.9 million.

The increase in Wine and Spirits gross profit is primarily due to (i)  gross profit of $34.2 million from the acquisitions of Ruffino and Mark West, (ii)  favorable product mix shift in the organic branded wine and spirits portfolio, and (iii)  higher volumes in the organic U.S. branded wine and spirits portfolio, partially offset by the higher promotional spend.

The Beer segment’s gross profit increased $34.4 million, or 5%, primarily due to volume growth within the Mexican beer portfolio.

Gross profit as a percent of net sales decreased slightly to 39.6% for Fiscal 2013 from 40.0% for Fiscal 2012 primarily due to the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $585.4 million for Fiscal 2013 from $537.5 million for Fiscal 2012, an increase of $47.9 million, or 9%. This increase is due to increases in (i)  the Wine and Spirits segment of $23.8 million, (ii)  Unusual Items of $12.5 million and (iii)  the Corporate Operations and Other segment of $11.6 million.

The increase in Wine and Spirits’ selling, general and administrative expenses is primarily due to increases in general and administrative expenses of $12.2 million, advertising expenses of $5.9 million and selling expenses of $5.7 million. The increase in general and administrative expenses is primarily due to an overlap of a prior year favorable legal settlement in the U.S. related to the use of a certain intangible asset, combined with an increase in general and administrative expenses associated with the acquisition of Ruffino. The increases in advertising and selling expenses is primarily due to a planned increase in spend behind the segment’s branded wine and spirits portfolio.

The increase in Corporate Operations and Other’s selling, general and administrative expenses is due to an increase in general and administrative expenses driven largely by an increase in higher compensation and benefits and other costs related to our initiative to implement a comprehensive, multi-year program to strengthen and enhance our global business capabilities and processes through the creation of an integrated technology platform, and an overlap of prior year net gains in connection with the early redemption of certain AFS debt securities from Accolade.

The Beer segment’s selling, general and administrative expenses increased $17.4 million, or 6%, primarily due to increases in advertising expenses and general and administrative expenses. The increase in advertising expenses is due largely to planned investment behind the Mexican beer portfolio. The increase in general and administrative expenses is primarily due to higher compensation and benefit costs, partially offset by a gain recognized in the second quarter of fiscal 2013 in connection with the receipt of a payment terminating the right to distribute the St. Pauli Girl beer brand.

Selling, general and administrative expenses as a percent of net sales increased to 20.9% for Fiscal 2013 as compared to 20.3% for Fiscal 2012 primarily due to the factors discussed above, combined with the higher promotional spend.

Operating Income

The following table sets forth operating income (loss) for each of our reportable segments for Fiscal 2013 and Fiscal 2012.

	Fiscal 2013	Fiscal 2012	% Increase (Decrease)
(in millions)
Beer	$448.0	$431.0	4%
Wine and Spirits	650.2	621.9	5%
Corporate Operations and Other	(93.5)	(81.9)	(14%)
Total Reportable Segments	1,004.7	971.0	3%
Unusual Items	(33.8)	(53.5)	NM
Consolidation and Eliminations	(448.0)	(431.0)	(4%)
Consolidated Operating Income	$522.9	$486.5	7%

As a result of the factors discussed above, consolidated operating income increased to $522.9 million for Fiscal 2013 from $486.5 million for Fiscal 2012, an increase of $36.4 million, or 7%.

Equity in Earnings of Equity Method Investees

Our equity in earnings of equity method investees increased to $233.1 million for Fiscal 2013 from $228.5 million for Fiscal 2012, an increase of $4.6 million, or 2%. This increase is primarily due to higher equity in earnings of our then existing Crown Imports joint venture, and our Opus One equity method investment, partially offset by lower equity in earnings from Ruffino as a result of the acquisition of Ruffino and the consolidation of Ruffino’s results of operations from the date of acquisition.

Interest Expense, Net

Interest expense, net of interest income of $6.8 million and $6.6 million for Fiscal 2013 and Fiscal 2012, respectively, increased to $227.1 million for Fiscal 2013 from $181.0 million for Fiscal 2012, an increase of $46.1 million, or 25%. The increase was driven largely by higher average borrowings as we positioned ourselves for the expected funding of the then pending beer business acquisition.

Provision for Income Taxes

Our effective tax rate for Fiscal 2013 and Fiscal 2012 was 24.9% and 16.7%, respectively. Our effective tax rate for Fiscal 2013 was substantially impacted by the benefit from additional foreign tax credits. Our effective tax rate for Fiscal 2012 reflects decreases in uncertain tax positions of $85.2 million and other tax adjustments of $42.5 million in connection with the completion of various income tax examinations during Fiscal 2012 and a change in the method of filing certain state income tax returns.

Net Income

As a result of the above factors, net income decreased to $387.8 million for Fiscal 2013 from $445.0 million for Fiscal 2012, a decrease of $57.2 million, or (13%).

Financial Liquidity and Capital Resources

General

Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Our primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when we have relied on short-term borrowings. In the U.S., Canada and Italy, the annual grape crush normally begins in August and runs through October. In New Zealand, the annual grape crush normally begins in February and runs through May. We generally begin taking delivery of grapes at the beginning of the crush season with the majority of payments for such grapes coming due within 90 days. Our short-term borrowings to support such purchases generally reach their highest levels one to two months after the crush season has ended. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. We will continue to use our short-term borrowings, including our accounts receivable securitization facilities (see additional discussion below under “Accounts Receivable Securitization Facilities”), to support our working capital requirements.

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

As of April 22, 2014, we had a borrowing capacity of $835.2 million available under our 2013 Credit Agreement. The member financial institutions participating in our 2013 Credit Agreement have complied with prior funding requests and we believe the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future. In addition, the CBI SPV and the Crown SPV have borrowing capacity available under their respective accounts receivable securitization facilities.

Cash Flows

Cash and cash investments (decreased) increased ($267.6) million, $245.7 million and $76.6 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Components of these changes are discussed in more detail below.

Operating Activities

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Net income	$1,943.1	$387.8	$445.0
Net non-cash	(1,126.0)	220.3	246.6
Change in operating assets and liabilities, net of effects from purchases of businesses	(1.5)	(67.7)	101.6
Other, net	10.6	15.9	(9.1)
Net cash provided by operating activities	$826.2	$556.3	$784.1

Fiscal 2014

The net noncash items consisted primarily of the gain on remeasurement to fair value of our preexisting 50% equity interest in Crown Imports, partially offset by the impairment of goodwill and intangible assets and depreciation expense. The net cash used in the net change in our operating assets and liabilities resulted primarily from a decrease in accounts payable of $49.3 million and an increase in inventories of $41.1 million, partially offset by an increase in other accrued expenses and liabilities of $58.1 million and a decrease in accounts receivable, net, of $36.5 million. The decrease in accounts payable is primarily due to the timing of payments. The increase in inventories is primarily due to higher U.S. wine inventory levels resulting largely from an above average calendar 2013 U.S. grape harvest combined with unfavorable product mix in net sales for the fourth quarter of fiscal 2014, partially offset by lower beer inventory levels due largely to timing as early June inventory levels from the Beer Business Acquisition were at higher levels (as compared to the end of February) to support the strong summer selling season for beer. The increase in other accrued expenses and liabilities is largely due to increases in income taxes payable, accrued salaries and benefits, and accrued advertising and promotions. The increase in income taxes payable is primarily due to higher taxable income driven by the Beer Business Acquisition. The increase in accrued salaries and benefits is primarily due to higher annual management incentive expense. The increase in accrued promotions and advertising is driven primarily by the increased U.S. promotional expense. The decrease in accounts receivable, net, is due largely to timing as early June accounts receivable, net, levels from the Beer Business Acquisition were at higher levels (as compared to the the end of February) due to seasonality of the Beer segment’s net sales.

Fiscal 2013

The net noncash items consisted primarily of depreciation expense, stock-based compensation expense, and deferred tax provision. Other, net, consisted primarily of an increase in deferred revenue. The net cash used in the net change in our operating assets and liabilities resulted primarily from increases in inventories of $90.0 million and accounts receivable, net, of $38.9 million combined with an increase in Fiscal 2013 income tax payments of $86.7 million; partially offset by increases in accounts payable of $76.9 million, accrued interest of $33.7 million and accrued advertising and promotions of $20.6 million. The increase in inventories is primarily due to increased purchases of bulk product to offset the lower harvests from recent years combined with higher grape costs. The increase in accounts payable is primarily due to timing of payments as well as increased purchasing of bulk inventory. The increase in income tax payments is due largely to the receipt of an $85.5 million refund in the prior year associated with tax benefits recognized in connection with the CWAE Divestiture. The increase in accounts receivable, net, is due largely to the net sales volume growth in the U.S branded wine and spirits portfolio, including the impact of the net sales from the acquisition of Mark West. The increase in accrued interest is primarily due to timing of payments combined with higher average borrowings. The increase in accrued promotions and advertising is driven primarily by the increased U.S. promotional spend.

Fiscal 2012

The net noncash items consisted primarily of depreciation expense, deferred tax provision, stock-based compensation expense and an impairment of intangible assets. The net cash provided by the net change in our operating assets and liabilities resulted primarily from a decrease in inventories of $51.5 million and an increase in other accrued expenses and liabilities of $44.6 million. The decrease in inventories is due primarily to a decrease in U.S. inventory levels driven largely by net sales volume growth during the fourth quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011 in the U.S. branded wine portfolio, combined with the lower U.S. calendar 2011 grape harvest. The increase in other accrued expenses and liabilities is due largely to an increase in current income taxes payable due primarily to a refund of $85.5 million received in the first quarter of fiscal 2012 associated with the recognition of income tax benefits in the fourth quarter of fiscal 2011 in connection with the CWAE Divestiture.

Investing Activities

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Purchase of business, net of cash acquired	$(4,681.3)	$(159.3)	$(51.5)
Purchases of property, plant and equipment	(223.5)	(62.1)	(68.4)
Other	41.0	14.6	(15.2)
Net cash used in investing activities	$(4,863.8)	$(206.8)	$(135.1)

Purchase of business, net of cash acquired, for Fiscal 2014, Fiscal 2013 and Fiscal 2012 consist of net cash paid for the Beer Business Acquisition, the Mark West acquisition and the Ruffino acquisition, respectively. Purchases of property, plant and equipment increased significantly in Fiscal 2014 in connection with the Beer Business Acquisition and the associated Brewery expansion.

Financing Activities

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Proceeds from issuance of long-term debt	$3,725.0	$2,050.0	$—
Proceeds from exercises of employee stock options	120.1	158.3	51.3
Proceeds from excess tax benefits from stock-based payment awards	65.4	17.7	10.9
Net proceeds from (repayments of) notes payable	57.3	(372.6)	249.8
Principal payments of long-term debt	(96.4)	(1,537.2)	(475.9)
Payment of financing costs of long-term debt	(82.2)	(35.8)
Purchases of treasury stock	—	(383.0)	(413.7)
Other	(12.2)	3.9	2.5
Net cash provided by (used in) financing activities	$3,777.0	$(98.7)	$(575.1)

For Fiscal 2014, proceeds from issuance of long-term debt include proceeds of $2,175.0 million and $1,550.0 million from term loan borrowings under the 2013 Credit Agreement and issuance of the May 2013 Senior Notes, respectively. These proceeds were used to fund a portion of the Beer Business Acquisition. For Fiscal 2013, proceeds from issuance of long-term debt include proceeds from the April 2012 Senior Notes and the August 2012 Senior Notes of $600.0 million and $650.0 million, respectively, combined with $800.0 million of proceeds from term loan borrowings under our then existing senior credit facility. A portion of the proceeds from the April 2012 Senior Notes and the term loan borrowings were used to repay the outstanding obligations under our then existing senior credit facility. Proceeds from the August 2012 Senior Notes were intended to be used to fund a portion of the Beer Business Acquisition; however, due to differences between the terms of the initial June 2012 purchase agreement and an amended February 2013 purchase agreement, we determined that the conditions for the release of the previously escrowed proceeds could not be satisfied and we redeemed the August 2012 Senior Notes in February 2013.

For Fiscal 2013, principal payments of long-term debt consist primarily of the aforementioned repayment of outstanding obligations under our then existing senior credit facility and the redemption of the August 2012 Senior Notes. For Fiscal 2012, principal payments of long-term debt consist primarily of a prepayment of $400.0 million of outstanding term loan facility under our then existing senior credit facility.

For Fiscal 2013 and Fiscal 2012, purchases of treasury stock consist of share repurchases under our 2013 Authorization and 2012 Authorization (as further discussed below under “Share Repurchase Programs”).

Share Repurchase Programs

Our Board of Directors authorized the repurchase of up to $500.0 million of the Company’s Class A Common Stock and Class B Convertible Common Stock in April 2011 (the “2012 Authorization”) and the repurchase of up to $1.0 billion of the Company’s Class A Common Stock and Class B Convertible Common Stock in April 2012 (the “2013 Authorization”). The results of those share repurchase programs are summarized in the following table. The repurchased shares have become treasury shares.

	Class A Common Shares
	Shares Purchased	Average Price Per Share	Total Dollar Value of Shares Repurchased
(in millions, except share and per share data)
2012 Authorization	25,204,747	$19.84	$500.0
2013 Authorization	14,023,985	$21.15	$296.7

For further information, refer to Note 15 of the Notes to the Financial Statements.

Debt

Total debt outstanding as of February 28, 2014, amounted to $7,020.5 million, an increase of $3,715.1 million from February 28, 2013. This increase was due largely to the issuance of the $1,550.0 million May 2013 Senior Notes and $2,175.0 million in term loan borrowings under the 2013 Credit Agreement to fund a portion of the purchase price for the Beer Business Acquisition. The following outlines our main components of debt and credit arrangements. For further information, refer to Note 12 of the Notes to the Financial Statements.

Senior Credit Facility

In connection with the Beer Business Acquisition, in May 2013, we, together with our wholly-owned subsidiary, CIH, and the Lenders, entered into a Restatement Agreement that amended and restated our prior senior credit facility. The Restatement Agreement, which had an effective date of June 7, 2013, was entered into to arrange a portion of the debt to finance the Beer Business Acquisition. Our 2013 Credit Agreement is our senior credit facility as amended and restated by the Restatement Agreement.

The 2013 Credit Agreement provides for aggregate credit facilities of $3,787.5 million, consisting of the following:

	Amount	Maturity
(in millions)
U.S. Term A Facility (1)	$515.6	June 7, 2018
U.S. Term A-1 Facility (1)	246.9	June 7, 2019
U.S. Term A-2 Facility (1)	675.0	June 7, 2018
European Term A Facility (1)	500.0	June 7, 2018
European Term B Facility (2)	1,000.0	June 7, 2020
Revolving Credit Facility (3)	850.0	June 7, 2018
	$3,787.5

(1)	Contractual interest rate varies based on our debt ratio and is a function of LIBOR plus a margin; or the base rate plus a margin.

(2)
Contractual interest rate varies based on our debt ratio and is a function of LIBOR, subject to a minimum rate of 0.75%, plus a margin; or the base rate, subject to a minimum rate of 1.75%, plus a margin.

(3)	Includes a sub-facility for letters of credit of up to $200.0 million.

The principal changes to our prior senior credit facility effected by the 2013 Credit Agreement are (i)  changes to the rate and term of the revolving credit facility and outstanding term loan facilities and a new $675.0 million delayed draw U.S. Term A-2 Facility that replaced the former delayed draw term A-2 facility, and (ii)  the creation of a $1,500.0 million delayed draw European term loan facility consisting of the $500.0 million European Term A Facility and the $1,000.0 million European Term B Facility. We are the borrower under the U.S. term loan facilities. CIH is the borrower under the European term loan facilities. The 2013 Credit Agreement also modified the maximum net debt coverage ratio financial covenant.

The U.S. obligations under the 2013 Credit Agreement are guaranteed by certain of our U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of our U.S. subsidiaries and (ii)  65% of the ownership interests in certain of our foreign subsidiaries. We guarantee the European obligations under the 2013 Credit Agreement. These obligations are also secured by a pledge of (i)  100% of certain interests in certain of CIH’s subsidiaries and (ii)  100% of the ownership interests in certain of our U.S. subsidiaries and 65% of the ownership interests in certain of our foreign subsidiaries.

We and our subsidiaries are also subject to covenants that are contained in the 2013 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio.

As of February 28, 2014, and April 22, 2014, information with respect to the Revolving Credit Facility under the 2013 Credit Agreement is as follows:

	Outstanding Borrowings	Interest Rate	Outstanding Letters of Credit	Remaining Availability
(in millions)
February 28, 2014	$—	—%	$14.0	$836.0

April 22, 2014	$—	—%	$14.8	$835.2

As of February 28, 2014, and April 22, 2014, outstanding borrowings and applicable interest rates under the term loans of the 2013 Credit Agreement are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B Facility
(in millions)
February 28, 2014
Outstanding borrowings	$496.3	$245.0	$649.7	$481.3	$992.5
Interest rate	2.2%	2.4%	2.2%	2.2%	2.8%

April 22, 2014
Outstanding borrowings	$496.3	$245.0	$649.7	$481.3	$992.5
Interest rate	2.2%	2.4%	2.2%	2.2%	2.8%

As of February 28, 2014, the required principal repayments under the term loans of the 2013 Credit Agreement for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B Facility	Total
(in millions)
2015	$19.4	$1.8	$25.3	$18.8	$7.5	$72.8
2016	38.7	2.5	50.6	37.5	10.0	139.3
2017	51.5	2.5	67.5	50.0	10.0	181.5
2018	51.5	2.5	67.5	50.0	10.0	181.5
2019	335.2	2.4	438.8	325.0	10.0	1,111.4
Thereafter	—	233.3	—	—	945.0	1,178.3
	$496.3	$245.0	$649.7	$481.3	$992.5	$2,864.8

In June 2010, we entered into a five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of our floating LIBOR rate debt. It fixes the interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. In April 2012, we transitioned our interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of our floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated as a hedge. We also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, we have fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. The unrealized losses in AOCI related to the dedesignated interest rate swap agreement are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in income. For Fiscal 2014, Fiscal 2013 and Fiscal 2012, we reclassified net losses of $8.2 million, $8.0 million, and $3.8 million, net of income tax effect, respectively, from AOCI to interest expense, net.

Senior Notes

The following table presents information with respect to our Senior Notes outstanding as of February 28, 2014, and February 28, 2013:

	Date of				Outstanding Balance (2)
	Issuance	Maturity	Interest Payments	Principal	February 28, 2014	February 28, 2013
(in millions)
7.25% Senior Notes (1)	August 2006	September 2016	Mar/Sep	$700.0	$697.8	$697.0
7.25% Senior Notes (1)	May 2007	May 2017	May/Nov	$700.0	$700.0	$700.0
8.375% Senior Notes (1)	December 2007	December 2014	Jun/Dec	$500.0	$499.5	$499.0
6% Senior Notes (1)	April 2012	May 2022	May/Nov	$600.0	$600.0	$600.0
3.75% Senior Notes (1)	May 2013	May 2021	May/Nov	$500.0	$500.0	$—
4.25% Senior Notes (1)	May 2013	May 2023	May/Nov	$1,050.0	$1,050.0	$—

(1)
The senior notes described above are redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points.

(2)	Amounts are net of unamortized discounts, where applicable.

Indentures

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets; (ii)  a limitation on certain sale and leaseback transactions; and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

Subsidiary Credit Facilities

We have additional credit arrangements totaling $373.9 million and $371.5 million as of February 28, 2014, and February 28, 2013, respectively. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2014, and February 28, 2013, amounts outstanding under these arrangements were $89.2 million and $46.9 million, respectively.

Accounts Receivable Securitization Facilities

In December 2012, we entered into the CBI Facility, a 364-day revolving trade accounts receivable securitization facility. Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to our wholly-owned bankruptcy remote single purpose subsidiary, the CBI SPV, which is consolidated by us for financial reporting purposes. Such receivables have been pledged by the CBI SPV to secure borrowings under the CBI Facility. We service the receivables for the CBI Facility. The receivable balances related to the CBI Facility are reported as accounts receivable on our Consolidated Balance Sheets, but the receivables are at all times owned by the CBI SPV and are included on our financial statements as required by generally accepted accounting principles.

In October 2013, the Company and the CBI SPV amended and restated the CBI Facility, effectively extending the CBI Facility through September 30, 2014. The Amended CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas. As of February 28, 2014, the CBI SPV had no aggregate outstanding borrowings under the Amended CBI Facility. As of February 28, 2014, the Company had $275.0 million available under the Amended CBI Facility.

Also, in October 2013, Crown Imports entered into the Crown Facility, a 364-day revolving trade accounts receivable securitization facility. Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold to its wholly-owned bankruptcy remote single purpose subsidiary, the Crown SPV, which is consolidated by us for financial reporting purposes. Such receivables have been pledged by the Crown SPV to secure borrowings under the Crown Facility. Crown Imports services the receivables for the Crown Facility. The receivable balances related to the Crown Facility are reported as accounts receivable on our Consolidated Balance Sheets, but the receivables are at all times owned by the Crown SPV and are included on our financial statements as required by generally accepted accounting principles. The Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million to account for the seasonality of Crown Imports’ business. As of February 28, 2014, the Crown SPV had aggregate outstanding borrowings under the Crown Facility of $19.2 million bearing a weighted average interest rate of 1.1%. As of February 28, 2014, the Company had $80.8 million available under the Crown Facility.

Contractual Obligations and Commitments

The following table sets forth information about our long-term contractual obligations outstanding at February 28, 2014. It brings together data for easy reference from our balance sheet and Notes to the Financial Statements. See Notes 11, 12, 13 and 14 of the Notes to the Financial Statements for a detailed discussion of the items noted in the following table.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Contractual obligations
Notes payable to banks	$57.2	$57.2	$—	$—	$—
Long-term debt (excluding unamortized discount)	6,966.0	590.5	1,045.2	2,001.3	3,329.0
Interest payments on long-term debt (1)	1,550.0	295.0	545.4	321.9	387.7
Operating leases	406.0	51.1	78.4	62.2	214.3
Other long-term liabilities (2)	186.8	82.8	37.6	9.8	56.6
Purchase obligations (3)	2,705.5	1,044.4	836.9	343.4	480.8
Total contractual obligations (4)	$11,871.5	$2,121.0	$2,543.5	$2,738.6	$4,468.4

(1)
Interest rates on long-term debt obligations range from 2.2% to 8.4% as of February 28, 2014. Interest payments on long-term debt obligations include amounts associated with our outstanding interest rate swap agreements to fix LIBOR interest rates on $500.0 million of our floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 0.7% of our total long-term debt, as amounts are not material.

(2)
Other long-term liabilities include $18.9 million associated with expected payments for unrecognized tax benefit liabilities as of February 28, 2014, $2.6 million of which is expected to be paid in the less than one year period. The payments are reflected in the period in which we believe they will ultimately be settled based on our experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $82.6 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. See Note 13 of the Notes to the Financial Statements for a detailed discussion of these items.

(3)
Total purchase obligations consist of $1,744.4 million for contracts to purchase grapes over the next fourteen fiscal years; $313.5 million for contracts to purchase certain raw materials over the next three fiscal years; $63.8 million for contracts to purchase bulk wine over the next three fiscal years; $85.7 million for processing and warehousing contracts over the next six fiscal years; $166.1 million for contracts to purchase beer finished goods over the next three months; and $332.0 million for contracts to purchase equipment and services over the next three fiscal years. See Note 14 of the Notes to the Financial Statements for a detailed discussion of these items.

(4)
Total long-term contractual obligations exclude payment of $558.0 million for the additional purchase price of $543.3 million and imputed interest of $14.7 million in connection with the Beer Business Acquisition. This amount is expected to be paid in the second quarter of fiscal 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Expenditures

During Fiscal 2014, we incurred $223.5 million for capital expenditures, including $123.5 million for the Brewery expansion. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. We plan to spend from $575 million to $625 million for capital expenditures for Fiscal 2015, including from $450 million to $500 million for the Beer segment associated primarily with the Brewery expansion. The remaining amounts consist of improvements of existing operating facilities and replacements of existing equipment and/or buildings. In total, over the next two fiscal year periods, we expect to spend between $775 million to $975 million for capital expenditures associated with the Brewery expansion in connection with the Beer Business Acquisition. The total Brewery expansion is estimated to be from $900 million to $1.1 billion.

Effects of Inflation and Changing Prices

Our results of operations and financial condition have not been significantly affected by inflation and changing prices. We intend to pass along rising costs through increased selling prices, subject to normal competitive conditions. There can be no assurances, however, that we will be able to pass along rising costs through increased selling prices. In addition, we continue to identify on-going cost savings initiatives.

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 1 of our Notes to the Financial Statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business. Our critical accounting estimates include:

•
Goodwill and other intangible assets. We account for goodwill and other intangible assets by classifying intangible assets into three categories: (i)  intangible assets with definite lives subject to amortization; (ii)  intangible assets with indefinite lives not subject to amortization; and (iii)  goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment might exist. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to proceed directly to performing the two-step impairment test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit is generally determined on the basis of discounted future cash flows supplemented by the market approach. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, a second step is performed to determine the amount of the goodwill impairment we should record. In the second step, an implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill is compared to the carrying value of goodwill. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. Our reporting units include the Beer segment and U.S., Canada, New Zealand and Italy for the Wine and Spirits segment. In estimating the fair value of the reporting units, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on our financial statements.

The most significant assumptions used in the discounted cash flows calculation to determine the fair value of our reporting units in connection with impairment testing are: (i)  the discount rate, (ii)  the expected long-term growth rate and (iii)  the annual cash flow projections. If we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of goodwill, then the changes individually would not have resulted in the carrying value of the respective reporting unit’s net assets, including its goodwill, exceeding its fair value, which would indicate the potential for impairment and the requirement to measure the amount of impairment, if any.

In the fourth quarter of fiscal 2014, we performed our annual goodwill impairment analysis. No indication of impairment was noted for any of our reporting units, as the fair value of each of our reporting units with goodwill exceeded their carrying value. Based on this analysis, of all of the Wine and Spirits segment’s reporting units, the reporting unit with the lowest amount of fair value in excess of its carrying value was the Canadian reporting unit by approximately 22%. The fair value of the Beer reporting unit approximated its carrying value as we closed the Beer Business Acquisition on June 7, 2013. We had previously recorded an impairment loss of $278.7 million, which is included in impairment of goodwill and intangible assets on our Consolidated Statements of Comprehensive Income, for the second quarter of fiscal 2014, in connection with the Wine and Spirits segment’s Canadian reporting unit. In both the fourth quarter of fiscal 2013 and the fourth quarter of fiscal 2012, as a result of our annual goodwill impairment analysis, we concluded that there were no indications of impairment for any of our reporting units.

Our other intangible assets consist primarily of customer relationships and trademarks obtained through business acquisitions. Customer relationships are amortized over their estimated useful lives. The useful lives of existing trademarks that were determined to be indefinite are not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Our trademarks are evaluated for impairment by comparing the carrying value of the trademarks to their estimated fair value. The estimated fair value of trademarks is calculated based on an income approach using the relief from royalty methodology. The estimated fair value of trademarks is generally determined on the basis of discounted cash flows. The estimate of fair value is then compared to the carrying value of each trademark. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recorded by us to reduce the carrying value of the trademark to its estimated fair value. In estimating the fair value of the trademarks, management must make assumptions and projections regarding future cash flows based upon future revenues and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on our financial statements.

The most significant assumptions used in the discounted cash flows calculation to determine the fair value of intangible assets with indefinite lives in connection with impairment testing are:  (i)  the estimated royalty rate, (ii)  the discount rate, (iii)  the expected long-term growth rate and (iv)  the annual cash flow projections. If we used a royalty rate that was 50 basis points lower or used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in its impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any unit of accounting’s carrying value exceeding its fair value, except for the trademarks associated with the Wine and Spirits segment’s Canadian business.

In the fourth quarter of fiscal 2014, we performed our annual review of indefinite lived intangible assets for impairment. No indication of impairment was noted for any of our indefinite lived intangible assets as a result of our review. If we used a royalty rate that was reduced by an additional 50 basis points, then we would have recorded an impairment loss for the Wine and Spirits segment’s Canadian trademarks of approximately $9.7 million. If we used a discount rate that was 50 basis points higher, then we would have recorded an impairment loss for the Wine and Spirits segment’s Canadian trademarks of approximately $1.7 million. If we used an expected long-term growth rate that was 50 basis points lower, then we would have recorded an impairment loss for the Wine and Spirits segment’s Canadian trademarks of approximately $0.6 million. No impairment loss would have been recorded for the Wine and Spirits segment’s Canadian trademarks if we used annual cash flow projections that were 100 basis points lower. We had previously recorded an impairment loss of $22.2 million, which is included in impairment of goodwill and intangible assets on our Consolidated Statements of Comprehensive Income, for the second quarter of fiscal 2014, in connection with certain trademarks associated with the Wine and Spirits segment’s Canadian business. No indication of impairment was noted for any of our indefinite lived intangible assets for Fiscal 2013. In the fourth quarter of fiscal 2012, we recorded an impairment loss of $38.1 million, which is included in impairment of goodwill and intangible assets on our Consolidated Statements of Comprehensive Income, in connection with certain trademarks associated with the Wine and Spirits segment’s Canadian business.

•
Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that have been offered previously. If assumptions included in our estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which could have a material adverse impact on our financial statements.

•
Accounting for stock-based compensation. Stock-based compensation cost is calculated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We use the Black-Scholes option-pricing model to calculate the grant-date fair value of our option and purchase right awards. We use the Monte Carlo Simulation model to calculate the grant-date fair value of our performance share unit awards which contain a market condition. The calculation of fair value of stock-based awards requires the input of assumptions, including the expected term of the stock-based awards and the associated stock price volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, then stock-based compensation expense could be materially different in the future. If we used an expected term for our stock-based awards that was one year longer, the fair value of stock-based awards granted during Fiscal 2014, Fiscal 2013 and Fiscal 2012 and for the years ended February 28, 2011 (“Fiscal 2011”), and February 28, 2010 (“Fiscal 2010”), would have increased by $8.9 million, resulting in an increase of $1.4 million of stock-based compensation expense for Fiscal 2014. If we used an expected term of our stock-based awards that was one year shorter, the fair value of our stock-based awards granted during Fiscal 2014, Fiscal 2013, Fiscal 2012, Fiscal 2011 and Fiscal 2010 would have decreased by $9.2 million, resulting in a decrease of $1.8 million of stock-based compensation expense for Fiscal 2014.

•
Accounting for income taxes. We estimate our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of items of income and expense and tax planning strategies. We are subject to income taxes in Canada, Luxembourg, Mexico, New Zealand, the U.S. and other jurisdictions. We recognize our deferred tax assets and liabilities based upon the expected future tax outcome of amounts recognized in our Consolidated Statements of Comprehensive Income. If necessary, we record a valuation allowance on deferred tax assets if the realization of the asset appears doubtful. We believe that all tax positions are fully supported; however, we record tax liabilities in accordance with the FASB’s guidance for income tax accounting. We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. In addition, changes in existing tax laws or rates could significantly change our current estimate of our tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Changes in current estimates, if significant, could have a material adverse impact on our financial statements.

•
Accounting for business combinations. The acquisition of businesses is an important element of our strategy. Under the acquisition method, we are required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires us to make estimates and assumptions that affect our financial statements. For example, our acquisitions typically result in the recognition of goodwill and other intangible assets; the value and estimated life of those assets may affect the amount of future period amortization expense for intangible assets with finite lives as well as possible impairment charges that may be incurred.

Accounting Guidance Not Yet Adopted

Accounting guidance adopted on March 1, 2014, did not have a material impact on our consolidated financial statements. For further information on Accounting Guidance Not Yet Adopted refer to Note 22 in our Notes to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating, acquisition and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices and interest rates. To manage the volatility relating to these risks, periodically, we purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap agreements and interest rate swap agreements. We use derivative instruments solely to reduce the financial impact of these risks. We do not use derivative instruments for trading or speculative purposes.

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 28, 2014, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 64.0% of our balance sheet exposures and forecasted transactional exposures for the year ending February 28, 2015, were hedged as of February 28, 2014.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 28, 2014, exposures to commodity price risk which we are currently hedging include diesel fuel, corn and natural gas. Approximately 54.0% of our forecasted transactional exposures for these commodities for the year ending February 28, 2015, were hedged as of February 28, 2014.

We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates and commodity prices reflecting the impact of a hypothetical 10% adverse change in the applicable market. The volatility of the applicable rates and prices is dependent on many factors which cannot be forecasted with reliable accuracy. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments. The absolute notional value, estimated fair value and sensitivity analysis for our open foreign currency and commodity derivative instruments are summarized as follows:

	Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
(in millions)
Foreign currency contracts	$1,280.4	$575.4	$14.1	$4.4	$(26.8)	$(16.0)
Commodity swap contracts	$88.0	$17.4	$1.0	$0.5	$(8.8)	$(1.4)

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 28, 2014, and February 28, 2013, we had an outstanding cash flow designated interest rate swap agreement which fixed LIBOR interest rates (to minimize interest rate volatility) on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, we had offsetting undesignated interest rate swap agreements.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy. The absolute notional value, estimated fair value and sensitivity analysis for our outstanding fixed and variable interest rate debt, including current maturities, and open interest rate derivative instruments are summarized as follows:

	Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
(in millions)
Fixed interest rate debt	$4,101.2	$2,546.9	$(4,380.0)	$(2,870.3)	$(197.9)	$(114.5)
Variable interest rate debt	$2,922.0	$762.5	$(2,818.0)	$(733.3)	$(116.7)	$(30.2)
Interest rate swap contracts	$1,500.0	$1,500.0	$(28.5)	$(40.5)	$(11.7)	$(17.0)
For additional discussion on our market risk, see Notes 6 and 7 of the Notes to the Financial Statements.

Item 8. Financial Statements and Supplementary Data.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014

The following information is presented in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2014 and February 28, 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2014 and February 28, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Constellation Brands, Inc.’s internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 29, 2014 expressed an unqualified opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York
April 29, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited Constellation Brands, Inc.’s (the Company) internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the Brewery Business acquired in connection with the Beer Business Acquisition, which the Company acquired on June 7, 2013. The Brewery Business represented approximately 5% of the Company’s consolidated total assets and less than 1% of the Company’s consolidated net sales as of and for the year ended February 28, 2014. Our audit of internal control over financial reporting of Constellation Brands, Inc. also excluded an evaluation of the internal control over financial reporting of the Brewery Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2014 and February 28, 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2014, and our report dated April 29, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York
April 29, 2014

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2014.

In accordance with guidance issued by the SEC, this evaluation excluded the internal control over financial reporting of the Brewery Business acquired in connection with the Beer Business Acquisition, which the Company acquired on June 7, 2013. The Beer Business Acquisition and the Brewery Business are more fully discussed in Note 3 of the Notes to the Financial Statements as of and for the year ended February 28, 2014. The Brewery Business represented approximately 5% of the Company’s consolidated total assets and less than 1% of the Company’s consolidated net sales as of and for the year ended February 28, 2014.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	February 28, 2014	February 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash investments	$63.9	$331.5
Accounts receivable, net	626.2	471.9
Inventories	1,743.8	1,480.9
Prepaid expenses and other	313.3	186.9
Total current assets	2,747.2	2,471.2
PROPERTY, PLANT AND EQUIPMENT, net	2,014.3	1,229.0
GOODWILL	6,146.8	2,722.3
INTANGIBLE ASSETS, net	3,231.1	871.4
OTHER ASSETS, net	162.7	344.2
Total assets	$14,302.1	$7,638.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$57.2	$—
Current maturities of long-term debt	590.0	27.6
Accounts payable	295.2	209.0
Accrued excise taxes	27.7	18.9
Other accrued expenses and liabilities	1,055.6	422.4
Total current liabilities	2,025.7	677.9
LONG-TERM DEBT, less current maturities	6,373.3	3,277.8
DEFERRED INCOME TAXES	762.6	599.6
OTHER LIABILITIES	159.2	222.5
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, none at February 28, 2014, and February 28, 2013	—	—
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 248,264,944 shares at February 28, 2014, and 242,064,514 shares at February 28, 2013	2.5	2.4
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,436,565 shares at February 28, 2014, and 28,517,035 shares at February 28, 2013	0.3	0.3
Class 1 Common Stock, $.01 par value- Authorized, 25,000,000 shares; Issued, none at February 28, 2014, and 37 shares at February 28, 2013	—	—
Additional paid-in capital	2,116.6	1,907.1
Retained earnings	4,438.2	2,495.1
Accumulated other comprehensive income	86.0	132.1
	6,643.6	4,537.0
Less: Treasury stock –
Class A Common Stock, 80,225,575 shares at February 28, 2014, and 80,799,298 shares at February 28, 2013, at cost	(1,660.1)	(1,674.5)
Class B Convertible Common Stock, 5,005,800 shares at February 28, 2014, and February 28, 2013, at cost	(2.2)	(2.2)
	(1,662.3)	(1,676.7)
Total stockholders’ equity	4,981.3	2,860.3
Total liabilities and stockholders’ equity	$14,302.1	$7,638.1
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data)

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
SALES	$5,411.0	$3,171.4	$2,979.1
Less – excise taxes	(543.3)	(375.3)	(324.8)
Net sales	4,867.7	2,796.1	2,654.3
COST OF PRODUCT SOLD	(2,876.0)	(1,687.8)	(1,592.2)
Gross profit	1,991.7	1,108.3	1,062.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(895.1)	(585.4)	(537.5)
IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	(300.9)	—	(38.1)
GAIN ON REMEASUREMENT TO FAIR VALUE OF EQUITY METHOD INVESTMENT	1,642.0	—	—
Operating income	2,437.7	522.9	486.5
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	87.8	233.1	228.5
INTEREST EXPENSE, net	(323.2)	(227.1)	(181.0)
LOSS ON WRITE-OFF OF FINANCING COSTS	—	(12.5)	—
Income before income taxes	2,202.3	516.4	534.0
PROVISION FOR INCOME TAXES	(259.2)	(128.6)	(89.0)
NET INCOME	$1,943.1	$387.8	$445.0

SHARE DATA:
Earnings per common share:
Basic – Class A Common Stock	$10.45	$2.15	$2.20
Basic – Class B Convertible Common Stock	$9.50	$1.96	$2.00

Diluted – Class A Common Stock	$9.83	$2.04	$2.13
Diluted – Class B Convertible Common Stock	$9.04	$1.87	$1.96

Weighted average common shares outstanding:
Basic – Class A Common Stock	164.687	158.658	180.724
Basic – Class B Convertible Common Stock	23.467	23.532	23.590

Diluted – Class A Common Stock	197.570	190.307	208.655
Diluted – Class B Convertible Common Stock	23.467	23.532	23.590

COMPREHENSIVE INCOME:
NET INCOME	$1,943.1	$387.8	$445.0
OTHER COMPREHENSIVE (LOSS) INCOME, net of income tax effect:
Foreign currency translation adjustments	(66.8)	(37.4)	14.6
Unrealized gain (loss) on cash flow hedges	11.3	0.3	(24.7)
Unrealized (loss) gain on available-for-sale debt securities	(2.9)	0.4	0.2
Pension/postretirement adjustments	12.3	(4.9)	(5.2)
OTHER COMPREHENSIVE LOSS, net of income tax effect	(46.1)	(41.6)	(15.1)
COMPREHENSIVE INCOME	$1,897.0	$346.2	$429.9
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
BALANCE, February 28, 2011	$2.3	$0.3	$1,602.4	$1,662.3	$188.8	$(904.2)	$2,551.9
Comprehensive income:
Net income for Fiscal 2012	—	—	—	445.0	—	—	445.0
Other comprehensive loss, net of income tax effect	—	—	—	—	(15.1)	—	(15.1)
Comprehensive income							429.9
Repurchase of 21,234,266 Class A Common shares	—	—	—	—	—	(413.7)	(413.7)
Conversion of 33,842 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—
Exercise of 3,438,706 Class A stock options	—	—	50.7	—	—	—	50.7
Employee stock purchases of 279,361 treasury shares	—	—	(2.3)	—	—	7.0	4.7
Grant of 622,092 Class A Common shares – restricted stock awards	—	—	(10.4)	—	—	10.4	—
Vesting of 38,783 restricted stock units, net of 22,145 shares withheld to satisfy tax withholding requirements	—	—	(1.5)	—	—	1.0	(0.5)
Vesting of 123,822 performance share units, net of 78,383 shares withheld to satisfy tax withholding requirements	—	—	(4.8)	—	—	3.1	(1.7)
Cancellation of 105,402 restricted Class A Common shares	—	—	2.6	—	—	(2.6)	—
Stock-based employee compensation	—	—	47.4	—	—	—	47.4
Tax benefit on stock-based employee compensation awards	—	—	7.3	—	—	—	7.3
BALANCE, February 29, 2012	2.3	0.3	1,691.4	2,107.3	173.7	(1,299.0)	2,676.0
Comprehensive income:
Net income for Fiscal 2013	—	—	—	387.8	—	—	387.8
Other comprehensive loss, net of income tax effect	—	—	—	—	(41.6)	—	(41.6)
Comprehensive income							346.2
Repurchase of 17,994,466 Class A Common shares	—	—	—	—	—	(383.0)	(383.0)
Conversion of 66,881 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—
Exercise of 8,234,324 Class A stock options	0.1	—	157.9	—	—	—	158.0
Employee stock purchases of 210,895 treasury shares	—	—	(0.9)	—	—	5.3	4.4
Grant of 18,190 Class A Common shares – restricted stock awards	—	—	(0.4)	—	—	0.4	—
Vesting of 42,664 restricted stock units, net of 23,836 shares withheld to satisfy tax withholding requirements	—	—	(1.6)	—	—	1.1	(0.5)
Cancellation of 61,140 restricted Class A Common shares	—	—	1.5	—	—	(1.5)	—
Stock-based employee compensation	—	—	44.2	—	—	—	44.2
Tax benefit on stock-based employee compensation awards	—	—	15.0	—	—	—	15.0
BALANCE, February 28, 2013	$2.4	$0.3	$1,907.1	$2,495.1	$132.1	$(1,676.7)	$2,860.3

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
BALANCE, February 28, 2013	$2.4	$0.3	$1,907.1	$2,495.1	$132.1	$(1,676.7)	$2,860.3
Comprehensive income:
Net income for Fiscal 2014	—	—	—	1,943.1	—	—	1,943.1
Other comprehensive loss, net of income tax effect	—	—	—	—	(46.1)	—	(46.1)
Comprehensive income							1,897.0
Conversion of 80,470 Class B Convertible Common shares to Class A Common shares	—	—	—	—	—	—	—
Exercise of 6,119,923 Class A stock options	0.1	—	120.0	—	—	—	120.1
Employee stock purchases of 163,817 treasury shares	—	—	1.7	—	—	4.1	5.8
Grant of 12,375 Class A Common shares – restricted stock awards	—	—	(0.3)	—	—	0.3	—
Vesting of 121,539 restricted stock units, net of 96,767 shares withheld to satisfy tax withholding requirements	—	—	(7.8)	—	—	3.0	(4.8)
Vesting of 309,653 performance share units, net of 267,577 shares withheld to satisfy tax withholding requirements	—	—	(21.0)	—	—	7.8	(13.2)
Cancellation of 33,661 restricted Class A Common shares	—	—	0.8	—	—	(0.8)	—
Stock-based employee compensation	—	—	50.8	—	—	—	50.8
Tax benefit on stock-based employee compensation awards	—	—	65.3	—	—	—	65.3
BALANCE, February 28, 2014	$2.5	$0.3	$2,116.6	$4,438.2	$86.0	$(1,662.3)	$4,981.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,943.1	$387.8	$445.0

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on remeasurement to fair value of equity method investment	(1,642.0)	—	—
Equity in earnings of equity method investees, net of distributed earnings	(43.3)	7.6	2.6
Impairment of goodwill and intangible assets	300.9	—	38.1
Depreciation of property, plant and equipment	139.8	108.2	98.4
Stock-based compensation expense	49.9	40.8	47.6
Deferred tax provision	41.6	39.2	48.0
Amortization of intangible assets	15.5	7.2	5.4
Amortization of deferred financing costs	11.6	4.8	6.5
Loss on write-off of financing costs	—	12.5	—
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	36.5	(38.9)	(5.6)
Inventories	(41.1)	(90.0)	51.5
Prepaid expenses and other current assets	(0.2)	(9.6)	6.5
Accounts payable	(49.3)	76.9	(6.0)
Accrued excise taxes	(5.5)	(5.8)	10.6
Other accrued expenses and liabilities	58.1	(0.3)	44.6
Other, net	10.6	15.9	(9.1)
Total adjustments	(1,116.9)	168.5	339.1
Net cash provided by operating activities	826.2	556.3	784.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(4,681.3)	(159.3)	(51.5)
Purchases of property, plant and equipment	(223.5)	(62.1)	(68.4)
Proceeds from redemption of available-for-sale debt securities	23.4	—	20.2
Proceeds from sales of assets	7.8	10.0	3.6
Payments related to sale of business	—	(0.6)	(30.8)
Other investing activities	9.8	5.2	(8.2)
Net cash used in investing activities	(4,863.8)	(206.8)	(135.1)

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,725.0	2,050.0	—
Proceeds from exercises of employee stock options	120.1	158.3	51.3
Excess tax benefits from stock-based payment awards	65.4	17.7	10.9
Net proceeds from (repayments of) notes payable	57.3	(372.6)	249.8
Proceeds from employee stock purchases	5.8	4.4	4.7
Principal payments of long-term debt	(96.4)	(1,537.2)	(475.9)
Payments of financing costs of long-term debt	(82.2)	(35.8)	—
Payments of minimum tax withholdings on stock-based payment awards	(18.0)	(0.5)	(2.2)
Purchases of treasury stock	—	(383.0)	(413.7)
Net cash provided by (used in) financing activities	3,777.0	(98.7)	(575.1)

Effect of exchange rate changes on cash and cash investments	(7.0)	(5.1)	2.7

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS	(267.6)	245.7	76.6
CASH AND CASH INVESTMENTS, beginning of year	331.5	85.8	9.2
CASH AND CASH INVESTMENTS, end of year	$63.9	$331.5	$85.8

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$313.4	$197.0	$173.3
Income taxes, net of refunds received	$117.9	$143.6	$(31.8)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of business
Fair value of assets acquired, including cash acquired	$7,465.7	$159.3	$157.3
Liabilities assumed	(287.5)	—	(133.8)
Net assets acquired	7,178.2	159.3	23.5
Plus – settlement of obligation from put option of shareholder	—	—	56.7
Less – fair value of preexisting equity interest	(1,845.0)	—	(11.6)
Less - purchase price and working capital adjustments not yet paid	(545.1)	—	—
Less – cash acquired	(106.8)	—	(17.1)
Net cash paid for purchase of business	$4,681.3	$159.3	$51.5

Property, plant and equipment acquired under financing arrangements	$27.9	$34.8	$27.8
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business –
Constellation Brands, Inc. and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company is a leading international producer and marketer of beverage alcohol with a broad portfolio of consumer-preferred imported beer, premium wine and spirits brands complemented by other select beverage alcohol products. The Company is a leading producer and marketer of beer in the United States (“U.S.”) and has a leading premium wine business in the world. The Company is a leading producer and marketer of wine in the U.S.; a leading producer and marketer of wine in Canada; and a leading producer and exporter of wine from both New Zealand and Italy. The Company is a leading multi-category supplier (beer, wine and spirits) of beverage alcohol in the U.S. In North America, the Company’s products are primarily sold to wholesale distributors as well as state and provincial alcohol beverage control agencies. In New Zealand, the Company’s products are primarily sold to retailers, wholesalers and importers. In Italy, the Company’s products are primarily sold to retailers, wholesalers and importers, as well as direct to on-premise.

Basis of presentation –
Principles of consolidation:
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

Management’s use of estimates:
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

Equity method investments:
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

Equity method investments are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. No instances of impairment were noted on the Company’s equity method investments for the years ended February 28, 2014, February 28, 2013, and February 29, 2012.

Other:
Certain February 28, 2013, and February 29, 2012, balances have been reclassified to conform to current year presentation.

Summary of significant accounting policies –
Revenue recognition:
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

Cost of product sold:
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

Selling, general and administrative expenses:
The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of product sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at February 28, 2014, and February 28, 2013, were not material. Advertising expense for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, was $278.5 million, $121.9 million and $116.0 million, respectively.

Foreign currency translation:
The “functional currency” of the Company’s subsidiaries outside the U.S. is generally in the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). Gains or losses resulting from foreign currency denominated transactions are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Aggregate foreign currency transaction net gains (losses) were $5.3 million, $3.7 million and ($0.7) million for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, respectively.

Cash investments:
Cash investments consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value.

Allowance for doubtful accounts:
The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The majority of the accounts receivable balance is generated from sales to independent distributors with whom the Company has a predetermined collection date arranged through electronic funds transfer. The allowance for doubtful accounts was $1.8 million and $1.9 million as of February 28, 2014, and February 28, 2013, respectively.

Fair value of financial instruments:
The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows (see Note 7).

Derivative instruments:
As a multinational company, the Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates that could affect the Company’s results of operations and financial condition. The amount of volatility realized will vary based upon the effectiveness and level of derivative instruments outstanding during a particular period of time, as well as the currency, commodity and interest rate market movements during that same period.

The Company enters into derivative instruments, primarily foreign currency forward and option contracts, commodity pricing swaps and interest rate swaps, to manage foreign currency, commodity pricing and interest rate risks, respectively. The Company recognizes all derivatives as either assets or liabilities on its Consolidated Balance Sheets and measures those instruments at fair value (see Note 6, Note 7). The fair values of the Company’s derivative instruments change with fluctuations in currency rates, commodity prices and/or interest rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage foreign currency, commodity pricing and interest rate risks, including prohibitions on derivative market-making or other speculative activities.

To qualify for hedge accounting treatment under the Financial Accounting Standards Board (“FASB”) guidance for derivatives and hedging, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risk that is being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness will be measured. The derivative must be highly effective in offsetting either changes in the fair value or cash flows, as appropriate, of the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative and qualitative measures.

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

Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to the repatriation of those loans or investments; and commodity prices, primarily consisting of diesel fuel, corn and natural gas prices. Foreign currency contracts, generally less than 12 months in duration, and commodity swap contracts, generally less than 36 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives as approved by senior management.

For these undesignated instruments, the mark to fair value is reported currently through earnings on the Company’s Consolidated Statements of Comprehensive Income. For purposes of measuring segment operating performance, the unrealized gains or losses from the mark to fair value of the Company’s undesignated commodity swap contracts are reported outside of segment operating results until such time that the underlying exposure is realized in the segment operating results. At that time, the realized gains or losses from the mark to fair value of the undesignated commodity swap contracts are reported in the appropriate operating segment, allowing the Company’s operating segments to realize the economic effects of the commodity swap contracts without the resulting unrealized mark to fair value volatility. The net unrealized gain reported outside of segment operating results for the year ended February 28, 2014, was not material. There were no amounts reported outside of segment operating results for the years ended February 28, 2013, and February 29, 2012.

The Company had undesignated foreign currency contracts outstanding with an absolute notional value of $643.8 million and $355.1 million as of February 28, 2014, and February 28, 2013, respectively, and undesignated commodity swap contracts outstanding with an absolute notional value of $88.0 million as of February 28, 2014. The Company had no undesignated commodity swap contracts outstanding as of February 28, 2013. In addition, the Company had offsetting undesignated interest rate swap agreements outstanding with an absolute notional value of $1.0 billion as of February 28, 2014, and February 28, 2013 (see Note 12).

Cash flow hedges:
The Company is exposed to foreign denominated cash flow fluctuations in connection with third party and intercompany sales and purchases and, historically, third party financing arrangements. The Company primarily uses foreign currency forward and option contracts to hedge certain of these risks. In addition, the Company utilizes commodity swap contracts to manage its exposure to changes in commodity prices and interest rate swap contracts to manage its exposure to changes in interest rates. Derivatives managing the Company’s cash flow exposures generally mature within three years or less, with a maximum maturity of five years. Throughout the term of the designated cash flow hedge relationship on at least a quarterly basis, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. All components of the Company’s derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In the event the relationship is no longer effective, the Company recognizes the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument became no longer effective immediately on the Company’s Consolidated Statements of Comprehensive Income. In conjunction with its effectiveness testing, the Company also evaluates ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately on the Company’s Consolidated Statements of Comprehensive Income.

The Company records the fair value of its foreign currency contracts, commodity swap contracts and interest rate swap contracts qualifying for cash flow hedge accounting treatment on its Consolidated Balance Sheets with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI). These deferred gains or losses are recognized on the Company’s Consolidated Statements of Comprehensive Income in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of such derivative instrument is immediately recognized on the Company’s Consolidated Statements of Comprehensive Income.

The Company had cash flow designated foreign currency contracts outstanding with an absolute notional value of $636.6 million and $220.3 million as of February 28, 2014, and February 28, 2013, respectively; cash flow designated commodity swap contracts outstanding with an absolute notional value of $17.4 million as of February 28, 2013; and a cash flow designated interest rate swap agreement outstanding with a notional value of $500.0 million as of February 28, 2014, and February 28, 2013 (see Note 12). The Company had no cash flow designated commodity swap contracts outstanding as of February 28, 2014. The Company expects $3.1 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

Fair value hedges:
Fair value hedges are hedges that offset the risk of changes in the fair values of recorded assets and liabilities, and firm commitments. The Company records changes in fair value of derivative instruments, which are designated and deemed effective as fair value hedges, in earnings offset by the corresponding changes in the fair value of the hedged items. The Company did not designate any derivative instruments as fair value hedges for the years ended February 28, 2014, February 28, 2013, and February 29, 2012.

Net investment hedges:
Net investment hedges are hedges that use derivative instruments or non-derivative instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Historically, the Company has managed currency exposures resulting from certain of its net investments in foreign subsidiaries principally with debt denominated in the related foreign currency. Accordingly, gains and losses on these instruments were recorded as foreign currency translation adjustments in AOCI. The Company did not designate any derivative or non-derivative instruments as net investment hedges for the years ended February 28, 2014, February 28, 2013, and February 29, 2012.

Credit risk:
The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2014, the fair value of derivative instruments in a net liability position due to counterparties was $30.4 million. If the Company were required to settle the net liability position under these derivative instruments on February 28, 2014, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of February 28, 2014, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of February 28, 2014, the fair value of derivative instruments in a net receivable position due from counterparties was $17.0 million.

Inventories:
Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are classified as follows:

	February 28, 2014	February 28, 2013
(in millions)
Raw materials and supplies	$87.8	$45.5
In-process inventories	1,235.4	1,168.1
Finished case goods	420.6	267.3
	$1,743.8	$1,480.9

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

Property, plant and equipment:
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

Depreciation:
Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Depreciable Life in Years
Land improvements	15 to 32
Vineyards	16 to 26
Buildings and improvements	10 to 44
Machinery and equipment	3 to 35
Motor vehicles	3 to 7

Goodwill and other intangible assets:
The Company reviews its goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses January 1 as its annual impairment test measurement date. Indefinite lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily customer relationships and a favorable interim supply agreement (see Note 3), are amortized over their estimated useful lives and are subject to review for impairment in accordance with the FASB guidance for property, plant and equipment. Note 9 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.

In the fourth quarter of fiscal 2014, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units as the estimated fair value of each of the Company’s reporting units with goodwill exceeded their carrying value. The Company had previously recorded an impairment loss of $278.7 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income, for the second quarter of fiscal 2014, in connection with the Wine and Spirits (formerly Constellation Wines and Spirits) segment’s Canadian reporting unit (Level 3 fair value measurement – see Note 7). In the fourth quarters of fiscal 2013 and fiscal 2012, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. No indication of impairment was noted for any of the Company’s reporting units for the years ended February 28, 2013, and February 29, 2012, as the estimated fair value of each of the Company’s reporting units with goodwill exceeded their carrying value.

In the fourth quarter of fiscal 2014, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. No indication of impairment was noted for any of the Company’s indefinite lived intangible assets. The Company had previously recorded an impairment loss of $22.2 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income, for the second quarter of fiscal 2014, in connection with certain trademarks associated with the Wine and Spirits segment’s Canadian business (Level 3 fair value measurement – see Note 7). In the fourth quarters of fiscal 2013 and fiscal 2012, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. No indication of impairment was noted for any of the Company’s indefinite lived intangible assets for the year ended February 28, 2013. The Company recorded an impairment loss of $38.1 million, which is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income for the year ended February 29, 2012, in connection with certain trademarks associated with the Wine and Spirits segment’s Canadian business (Level 3 fair value measurement – see Note 7).

Other assets:
Other assets include the following:  (i)  investments in equity method investees which are carried under the equity method of accounting (see Note 10); (ii)  deferred financing costs which are stated at cost, net of accumulated amortization, and are amortized on an effective interest basis over the term of the related debt; (iii)  an investment in Accolade (as defined in Note 10) consisting of cost method investments which are carried at cost and available-for-sale (“AFS”) debt securities which are carried at fair value (see Note 10); (iv)  deferred tax assets which are stated net of valuation allowances (see Note 13); and (v)  derivative assets which are stated at fair value.

Amortization of deferred financing costs is included in interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income.

Long-lived assets impairment:
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value of the asset exceeds its estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. There were no assets classified as held for sale as of February 28, 2014, and February 28, 2013. There were no impairment losses recorded for any of the Company’s long-lived assets for the years ended February 28, 2014, February 28, 2013, and February 29, 2012.

Indemnification liabilities:
The Company has indemnified respective parties against certain liabilities that may arise in connection with certain acquisitions and divestitures. The carrying values of the indemnification liabilities are included in other liabilities on the Company’s Consolidated Balance Sheets (see Note 14).

Income taxes:
The Company uses the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities.

Environmental:
Environmental expenditures that relate to current operations or to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities for environmental risks or components thereof are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Liabilities for environmental costs were not material at February 28, 2014, and February 28, 2013.

Earnings per common share:
The Company has two classes of outstanding common stock:  Class A Common Stock and Class B Convertible Common Stock (see Note 15). In addition, the Company has another class of common stock consisting of shares of Class 1 Common Stock (see Note 15). With respect to dividend rights, the Class A Common Stock is entitled to cash dividends of at least ten percent greater than those declared and paid on the Class B Convertible Common Stock. Accordingly, the Company uses the two-class computation method for the computation of earnings per common share – basic and earnings per common share – diluted. The two-class computation method for each period reflects the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock.

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

Stock-based employee compensation plans:
The Company has two material stock-based employee compensation plans (see Note 16). The Company applies a grant date fair-value-based measurement method in accounting for its stock-based payment arrangements and records all costs resulting from stock-based payment transactions ratably over the requisite service period in its consolidated financial statements. Stock-based awards granted by the Company are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the stock option plan), if earlier. The Company recognizes compensation expense immediately for awards granted to retirement-eligible employees or ratably over the period from the date of grant to the date of retirement-eligibility if that is expected to occur during the requisite service period, when appropriate.

2.    RECENTLY ADOPTED ACCOUNTING GUIDANCE:

Disclosures about offsetting assets and liabilities –
Effective March 1, 2013, the Company adopted the FASB amended guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. In addition, this amended guidance requires retrospective application. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Goodwill and other intangible assets –
Effective March 1, 2013, the Company adopted the FASB amended guidance for indefinite lived intangible asset impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite lived intangible asset is impaired. If an entity concludes it is not more likely than not that an indefinite lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then the entity would be required to determine the fair value of the indefinite lived intangible asset and compare the fair value with the carrying amount of the indefinite lived intangible asset. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

Comprehensive income –
Effective March 1, 2013, the Company adopted the amended guidance for reporting of amounts reclassified out of AOCI. The amended guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income, or, for amounts not required to be reclassified in their entirety to net income under generally accepted accounting principles in the U.S., an entity is required to cross-reference to other disclosures required under generally accepted accounting principles in the U.S. that provide additional detail about those amounts. The adoption of this amended guidance on March 1, 2013, did not have a material impact on the Company’s consolidated financial statements.

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

3.    ACQUISITIONS:

Beer Business Acquisition –
On June 7, 2013, the Company acquired (i)  the remaining 50% equity interest in Crown Imports (as defined in Note 10) (the “Crown Acquisition”) and (ii)(a)  all of the issued and outstanding equity interests of Compañía Cervecera de Coahuila, S. de R.L. de C.V. (the “Brewery Company”), which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)(b)  all of the issued and outstanding equity interests of Servicios Modelo de Coahuila, S. de R.L. de C.V., which provides personnel and services for the operation and maintenance of the Brewery (the “Service Company”), and (ii)(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell the Mexican Beer Brands (as defined in Note 10) as of the date of acquisition, and certain extensions (all collectively referred to as the “Brewery Purchase”). The business of the Brewery Company and Service Company acquired by the Company is referred to as the “Brewery Business.” The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.” In connection with the Beer Business Acquisition, the Company is required to build out and expand the Brewery to a nominal capacity of at least 20.0 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates the supplier to provide Crown Imports with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The aggregate purchase price of $5,226.4 million consists of cash paid at closing of $4,745.0 million, net of cash acquired of $106.8 million, plus the estimated fair value of an additional purchase price for the finalization of the Final EBITDA Amount (as defined in the stock purchase agreement) of $543.3 million, as well as additional estimated cash payments for certain working capital adjustments. The fair value of the additional purchase price related to the Final EBITDA Amount was estimated by discounting future cash flows. In the third quarter of fiscal 2014, the calculation of the Final EBITDA Amount was finalized requiring the Company to make a payment of $558.0 million no later than June 7, 2014, consisting of the additional purchase price of $543.3 million plus imputed interest of $14.7 million.

The aggregate cash paid at closing was financed with:

•	The proceeds from the issuance of $1,550.0 million aggregate principal amount of May 2013 Senior Notes (as defined in Note 12);

•
$1,500.0 million in term loans consisting of a $500.0 million European Term A Facility (as defined in Note 12) and a $1,000.0 million European Term B Facility (as defined in Note 12) under the 2013 Credit Agreement (as defined in Note 12);

•	$675.0 million in term loans under the U.S. Term A-2 Facility (as defined in Note 12) under the 2013 Credit Agreement;

•	$208.0 million in proceeds of borrowings under the Company’s then existing accounts receivable securitization facility;

•	$580.0 million in borrowings under the revolving credit facility under the 2013 Credit Agreement; and

•	Approximately $232.0 million of cash on hand (inclusive of $13.0 million of borrowings under a subsidiary working capital facility).

As a result of the closing of the Beer Business Acquisition without utilizing any of the commitments under an amended and restated bridge financing, this agreement terminated pursuant to its terms on June 7, 2013.

Prior to the Beer Business Acquisition, the Company accounted for its investment in Crown Imports under the equity method of accounting. In connection with the acquisition method of accounting, the Company’s preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and the Company recognized a gain of $1,642.0 million on its Consolidated Statements of Comprehensive Income for the second quarter of fiscal 2014. The estimated fair value of the Company’s preexisting 50% equity interest was based upon the estimated fair value of the acquired 50% equity interest in Crown Imports.

The aggregate purchase price of the Beer Business Acquisition and the estimated fair value of the Company’s preexisting 50% equity interest in Crown Imports have been allocated to the assets acquired and the liabilities assumed based upon the estimated fair value of each as of the acquisition date. The following table summarizes the allocation of the estimated fair value of the Beer Business Acquisition to the separately identifiable assets acquired and liabilities assumed as of June 7, 2013:

(in millions)
Cash	$106.8
Accounts receivable	193.7
Inventories	243.1
Prepaid expenses and other	103.9
Property, plant and equipment	698.9
Goodwill	3,715.8
Intangible assets	2,403.2
Other assets	0.3
Total assets acquired	7,465.7
Accounts payable	123.2
Accrued excise taxes	14.4
Other accrued expenses and liabilities	72.9
Deferred income taxes	66.4
Other liabilities	10.6
Total liabilities assumed	287.5
Total fair value	7,178.2
Less – fair value of the Company’s preexisting 50% equity interest in Crown Imports	(1,845.0)
Less – cash acquired	(106.8)
Aggregate purchase price	$5,226.4

The acquired accounts receivable consist primarily of trade receivables, all of which have been collected. The acquired inventory was all sold during the second quarter of fiscal 2014. The intangible assets consist of definite lived customer relationships with an estimated fair value of $22.5 million which are being amortized over a life of 25 years; definite lived copyrights with an estimated fair value of $6.5 million which are being amortized over a life of 2 years; a definite lived distribution agreement with an estimated fair value of $0.4 million which is being amortized over a life of 1.6 years; a definite lived favorable interim supply agreement with an estimated fair value of $68.3 million which is being amortized over a life of 3 years; and a perpetual right to use trademarks with an estimated fair value of $2,305.5 million which is indefinite lived and therefore not subject to amortization.

In determining the purchase price allocation, the Company considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for the acquired Mexican Beer Brands. The estimated fair values for the customer relationships and the copyrights were determined using a cost approach. The estimated fair value for the distribution agreement was determined using an income approach. The estimated fair value for the favorable supply contract was determined using an income approach, specifically, the differential method. The estimated fair value for the trademarks was determined using an income approach, specifically, the relief from royalty method.

The intangible assets are being amortized either on a straight-line basis or an economic consumption basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based upon estimated cash flows generated from such assets. Goodwill associated with the acquisition is primarily attributable to the distribution of the Mexican Beer Brands in the U.S. as well as complete control over the sourcing of product into the U.S. Approximately $1,647.0 million of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has recognized acquisition-related costs of $78.3 million through February 28, 2014, with $52.3 million and $26.0 million recognized for the years ended February 28, 2014, and February 28, 2013, respectively. These costs are included primarily in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

The results of operations of the Beer Business Acquisition is reported in the Company’s Beer segment (formerly the Crown Imports segment) and has been included in the consolidated results of operations of the Company from the date of acquisition. The following table sets forth the unaudited pro forma financial information for the years ended February 28, 2014, and February 28, 2013, respectively. The unaudited pro forma financial information for the years ended February 28, 2014, and February 28, 2013, presents consolidated information as if the Beer Business Acquisition had occurred on March 1, 2012. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the year ended February 28, 2014, combines (i)  the Company’s historical statement of income for the year ended February 28, 2014; (ii)  Crown Imports’ historical statement of income for (a)  the three months ended March 31, 2013, and (b)  the period from June 1, 2013, through June 6, 2013; and (iii)  the Brewery Business’ carve-out combined income statement for the three months ended March 31, 2013. The unaudited pro forma financial information for the year ended February 28, 2014, does not give effect to the Brewery Business’ carve-out combined income statement for the period from June 1, 2013, through June 6, 2013, as it is not significant. The unaudited pro forma financial information for the year ended February 28, 2013, combines (i)  the Company’s historical statement of income for the year ended February 28, 2013; (ii)  Crown Imports’ historical statement of income for the year ended December 31, 2012; and (iii)  the Brewery Business’ carve-out combined income statement for the year ended December 31, 2012. The unaudited pro forma financial information is presented after giving effect to certain adjustments for depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, amortization of deferred financing costs and related income tax effects. The unaudited pro forma financial information excludes the gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports and the acquisition-related costs noted above as both are nonrecurring amounts directly attributable to the transaction. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

	For the Years Ended
	February 28, 2014	February 28, 2013
(in millions, except per share data)
Net sales	$5,485.1	$5,365.6
Income before income taxes	$707.7	$933.9
Net income	$398.6	$675.4

Earnings per common share:
Basic – Class A Common Stock	$2.14	$3.75
Basic – Class B Convertible Common Stock	$1.95	$3.41

Diluted – Class A Common Stock	$2.02	$3.55
Diluted – Class B Convertible Common Stock	$1.85	$3.26

Weighted average common shares outstanding:
Basic – Class A Common Stock	164.687	158.658
Basic – Class B Convertible Common Stock	23.467	23.532

Diluted – Class A Common Stock	197.570	190.307
Diluted – Class B Convertible Common Stock	23.467	23.532

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

Ruffino –
In connection with the Company’s December 2004 investment in Ruffino S.r.l. (“Ruffino”), the well-known Italian fine wine company, the Company granted separate irrevocable and unconditional options to two other shareholders of Ruffino to put to the Company all of the ownership interests held by these shareholders for a price as calculated in the joint venture agreement. Each option was exercisable during the period starting from January 1, 2010, and ending on December 31, 2010. During the year ended February 28, 2010, the 9.9% shareholder of Ruffino exercised its option to put its entire equity interest in Ruffino to the Company. In May 2010, the Company settled this put option, thereby increasing the Company’s equity interest in Ruffino from 40.0% to 49.9%. In December 2010, the Company received notification from the 50.1% shareholder of Ruffino that it was exercising its option to put its entire equity interest in Ruffino to the Company.

In October 2011, the Company acquired the remaining 50.1% shareholder’s equity interest in Ruffino, for €50.3 million ($68.6 million). As a result of this acquisition, the Company assumed indebtedness of Ruffino, net of cash acquired, of €54.2 million ($73.1 million). The purchase price was financed with revolver borrowings under the Company’s then existing senior credit facility. In accordance with the acquisition method of accounting, the identifiable assets acquired and the liabilities assumed have been measured at their acquisition-date fair values. The acquisition of Ruffino was not material for purposes of supplemental disclosure pursuant to the FASB guidance on business combinations. The results of operations of the Ruffino business are reported in the Wine and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

4.    PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	February 28, 2014	February 28, 2013
(in millions)
Income taxes receivable	$117.5	$117.3
Prepaid excise, sales and value added taxes	81.6	20.2
Other	114.2	49.4
	$313.3	$186.9

5.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 28, 2014	February 28, 2013
(in millions)
Land and land improvements	$334.0	$304.6
Vineyards	220.1	214.5
Buildings and improvements	519.5	342.0
Machinery and equipment	1,585.9	1,090.6
Motor vehicles	48.5	47.3
Construction in progress	231.0	47.9
	2,939.0	2,046.9
Less – Accumulated depreciation	(924.7)	(817.9)
	$2,014.3	$1,229.0

6.    DERIVATIVE INSTRUMENTS:

The estimated fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 7):

Balance Sheet Location	February 28, 2014	February 28, 2013
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$11.2	$6.4
Other accrued expenses and liabilities	$3.2	$0.1
Other assets, net	$4.4	$2.4
Other liabilities	$0.7	$0.1

Interest rate swap contracts:
Other accrued expenses and liabilities	$3.4	$3.2
Other liabilities	$0.7	$3.1

Commodity swap contracts:
Prepaid expenses and other	$—	$0.5
Other assets, net	$—	$0.1
Other liabilities	$—	$0.1

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$3.3	$0.9
Other accrued expenses and liabilities	$0.9	$5.1

Interest rate swap contracts:
Prepaid expenses and other	$3.5	$3.3
Other accrued expenses and liabilities	$13.3	$13.2
Other assets, net	$0.9	$3.3
Other liabilities	$15.5	$27.6

Commodity swap contracts:
Prepaid expenses and other	$1.3	$—
Other accrued expenses and liabilities	$0.1	$—
Other assets, net	$0.2	$—
Other liabilities	$0.4	$—

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Comprehensive Income, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Year Ended February 28, 2014
Foreign currency contracts	$5.6	Sales	$3.5
Foreign currency contracts	2.2	Cost of product sold	0.7
Interest rate swap contracts	(0.7)	Interest expense, net	(8.2)
Total	$7.1	Total	$(4.0)

For the Year Ended February 28, 2013
Foreign currency contracts	$3.1	Sales	$2.4
Foreign currency contracts	—	Cost of product sold	2.0
Commodity swap contracts	0.7	Cost of product sold	0.5
Interest rate swap contracts	(6.3)	Interest expense, net	(8.0)
Total	$(2.5)	Total	$(3.1)

For the Year Ended February 29, 2012
Foreign currency contracts	$5.8	Sales	$6.4
Foreign currency contracts	3.1	Cost of product sold	1.6
Interest rate swap contracts	(27.2)	Interest expense, net	(3.8)
Total	$(18.3)	Total	$4.2

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net (Loss) Gain Recognized in Income (Ineffective portion)	Net (Loss) Gain Recognized in Income (Ineffective portion)
(in millions)
For the Year Ended February 28, 2014
Foreign currency contracts	Selling, general and administrative expenses	$(0.3)
Commodity swap contracts	Selling, general and administrative expenses	0.1
		$(0.2)

For the Year Ended February 28, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.3

For the Year Ended February 29, 2012
Foreign currency contracts	Selling, general and administrative expenses	$2.2

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Comprehensive Income is as follows:

Derivative Instruments not Designated as Hedging Instruments	Location of Net (Loss) Gain Recognized in Income	Net (Loss) Gain Recognized in Income
(in millions)
For the Year Ended February 28, 2014
Commodity swap contracts	Cost of product sold	$1.5
Foreign currency contracts	Selling, general and administrative expenses	(3.4)
Interest rate swap contracts	Interest expense, net	(0.2)
		$(2.1)

For the Year Ended February 28, 2013
Foreign currency contracts	Selling, general and administrative expenses	$(3.8)
Interest rate swap contracts	Interest expense, net	(0.5)
		$(4.3)

For the Year Ended February 29, 2012
Foreign currency contracts	Selling, general and administrative expenses	$(1.9)

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	February 28, 2014		February 28, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$63.9	$63.9	$331.5	$331.5
Accounts receivable, net	$626.2	$626.2	$471.9	$471.9
AFS debt securities	$8.8	$8.8	$34.2	$34.2
Foreign currency contracts	$18.9	$18.9	$9.7	$9.7
Interest rate swap contracts	$4.4	$4.4	$6.6	$6.6
Commodity swap contracts	$1.5	$1.5	$0.6	$0.6

Liabilities:
Notes payable to banks	$57.2	$57.2	$—	$—
Accounts payable	$295.2	$295.2	$209.0	$209.0
Long-term debt, including current portion	$6,963.3	$7,140.8	$3,305.4	$3,603.6
Foreign currency contracts	$4.8	$4.8	$5.3	$5.3
Interest rate swap contracts	$32.9	$32.9	$47.1	$47.1
Commodity swap contracts	$0.5	$0.5	$0.1	$0.1

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
Commodity swap contracts: The fair value is estimated based on quoted market prices from respective counterparties (see “Fair value measurements” below) (Level 2 fair value measurement).
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2014
Assets:
AFS debt securities	$—	$—	$8.8	$8.8
Foreign currency contracts	$—	$18.9	$—	$18.9
Interest rate swap contracts	$—	$4.4	$—	$4.4
Commodity swap contracts	$—	$1.5	$—	$1.5
Liabilities:
Foreign currency contracts	$—	$4.8	$—	$4.8
Interest rate swap contracts	$—	$32.9	$—	$32.9
Commodity swap contracts	$—	$0.5	$—	$0.5

February 28, 2013
Assets:
AFS debt securities	$—	$—	$34.2	$34.2
Foreign currency contracts	$—	$9.7	$—	$9.7
Interest rate swap contracts	$—	$6.6	$—	$6.6
Commodity swap contracts	$—	$0.6	$—	$0.6
Liabilities:
Foreign currency contracts	$—	$5.3	$—	$5.3
Interest rate swap contracts	$—	$47.1	$—	$47.1
Commodity swap contracts	$—	$0.1	$—	$0.1

The Company’s foreign currency contracts consist of foreign currency forward and option contracts which are valued using market-based inputs, obtained from independent pricing services, into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, interest-rate yield curves and currency volatilities. Interest rate swap fair values are based on quotes from respective counterparties. Quotes are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services. Commodity swap fair values are based on quotes from respective counterparties. Quotes are corroborated by the Company using market data. AFS debt securities are valued using market-based inputs into discounted cash flow models.

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2014
Goodwill	$—	$—	$159.6	$278.7
Trademarks	—	—	68.3	22.2
	$—	$—	$227.9	$300.9

For the Year Ended February 29, 2012
Trademarks	$—	$—	$96.0	$38.1

Goodwill:
For the three months ended August 31, 2013, the Company identified certain negative trends within its Wine and Spirits’ Canadian reporting unit which, when combined with recent changes in strategy within the Canadian business, indicated that the estimated fair value of the reporting unit might be below its carrying value. These negative trends included a reduction in market growth rates for certain segments of the domestic Canadian wine industry as well as the identification that certain improvement initiatives had not materialized in segments of the Canadian business such as refreshments and wine kits. In addition, imported brands have been experiencing market growth within the Canadian market, and certain of the Company’s non-Canadian branded wine products imported into Canada provide higher margin to the Company on a consolidated basis. Accordingly, the Company has modified its strategy to capitalize on this trend and shift focus from certain segments of the domestic business to imported brands. The Canadian reporting unit realizes only a portion of the overall profit attributable to imported brands whereas it realizes all of the profit attributable to the domestic business. Therefore, the Company performed the two-step process to evaluate goodwill for impairment for the Wine and Spirits’ Canadian reporting unit. In the first step, the estimated fair value of the Canadian reporting unit was compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit was determined on the basis of discounted future cash flows. As the estimated fair value of the reporting unit was less than the carrying value of the reporting unit, a second step was performed to determine the amount of the goodwill impairment the Company should record. In the second step, an implied fair value of the reporting unit’s goodwill was determined by comparing the estimated fair value of the reporting unit with the estimated fair value of the reporting unit’s assets and liabilities other than goodwill (including any unrecognized intangible assets). In determining the estimated fair value of the reporting unit, the Company considered estimates of future operating results and cash flows of the reporting unit discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from the Company’s updated long-term financial forecast, which was developed as part of the Company’s new strategy for the Canadian business. The decline in the implied fair value of the goodwill and the resulting impairment loss was primarily driven by the updated long-term financial forecasts, which showed lower estimated future operating results primarily due to the change in the Company’s strategy for the Canadian business. The implied fair value of the Canadian reporting unit’s goodwill of $159.6 million compared to the carrying value of the Canadian reporting unit’s goodwill of $433.9 million resulted in the recognition of an impairment of $278.7 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income.

Trademarks:
For the three months ended August 31, 2013, prior to the goodwill impairment analysis discussed above, the Company performed a review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated with the Wine and Spirits segment’s Canadian business were impaired largely due to lower revenue and profits associated with the related products included in the updated long-term financial forecasts developed as part of the Company’s new strategy for the Canadian business. Accordingly, trademarks with a carrying value of $90.2 million were written down to their estimated fair value of $68.3 million, resulting in an impairment of $22.2 million.

For the year ended February 29, 2012, pursuant to the Company’s accounting policy, the Company performed its annual review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated with the Wine and Spirits segment’s Canadian business were impaired largely due to lower revenue and profitability associated with products incorporating these assets included in long-term financial forecasts developed as part of the strategic planning cycle conducted during the Company’s fourth quarter. Accordingly, trademarks with a carrying value of $134.4 million, were written down to their estimated fair value of $96.0 million, resulting in an impairment of $38.1 million.

These impairments are included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income for the respective periods. For each period, the Company measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The estimated fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow projections the Company uses to estimate the fair values of its trademarks involve several assumptions, including (i)  projected revenue growth rates; (ii)  estimated royalty rates; (iii)  calculated after-tax royalty savings expected from ownership of the subject trademarks; and (iv)  discount rates used to derive the present value factors used in determining the estimated fair value of the trademarks.

8.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Wine and Spirits	Beer	Consolidation and Eliminations	Consolidated
(in millions)
Balance, February 29, 2012
Goodwill	$2,632.9	$13.0	$(13.0)	$2,632.9
Accumulated impairment losses	—	—	—	—
	2,632.9	13.0	(13.0)	2,632.9
Purchase accounting allocations	110.0	—	—	110.0
Foreign currency translation adjustments	(20.6)	—	—	(20.6)
Balance, February 28, 2013
Goodwill	2,722.3	13.0	(13.0)	2,722.3
Accumulated impairment losses	—	—	—	—
	2,722.3	13.0	(13.0)	2,722.3
Purchase accounting allocations	—	3,702.8	13.0	3,715.8
Impairment of goodwill	(278.7)	—	—	(278.7)
Foreign currency translation adjustments	(11.4)	(1.2)	—	(12.6)
Balance, February 28, 2014
Goodwill	2,693.5	3,714.6	—	6,408.1
Accumulated impairment losses	(261.3)	—	—	(261.3)
	$2,432.2	$3,714.6	$—	$6,146.8

For the year ended February 28, 2013, purchase accounting allocations of $110.0 million in the Wine and Spirits segment consist primarily of purchase accounting allocations associated with the acquisition of Mark West. For the year ended February 28, 2014, purchase accounting allocations of $3,702.8 million and $13.0 million in the Beer segment and Consolidation and Eliminations, respectively, consist of purchase accounting allocations associated with the Beer Business Acquisition. For the year ended February 28, 2014, impairment of goodwill in the Wine and Spirits segment consists of an impairment loss of $278.7 million associated with goodwill assigned to the segment’s Canadian reporting unit.

9.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	February 28, 2014		February 28, 2013
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$103.6	$70.5	$82.9	$54.7
Favorable interim supply agreement	68.3	62.3	—	—
Other	14.7	5.3	7.9	2.2
Total	$186.6	138.1	$90.8	56.9

Nonamortizable intangible assets:
Trademarks		3,088.0		809.1
Other		5.0		5.4
Total		3,093.0		814.5
Total intangible assets, net		$3,231.1		$871.4

The Company did not incur costs to renew or extend the term of acquired intangible assets during the years ended February 28, 2014, and February 28, 2013. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $15.5 million, $7.2 million and $5.4 million for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2015	$43.5
2016	$32.6
2017	$8.0
2018	$5.5
2019	$5.5
Thereafter	$43.0

10.    OTHER ASSETS:

The major components of other assets are as follows:

	February 28, 2014	February 28, 2013
(in millions)
Deferred financing costs	$85.2	$54.4
Investments in equity method investees	73.3	243.6
Investment in Accolade	11.5	42.8
Other	18.2	17.3
	188.2	358.1
Less – Accumulated amortization	(25.5)	(13.9)
	$162.7	$344.2

Investments in equity method investees –
Crown Imports:
Prior to June 7, 2013, Constellation Beers Ltd., an indirect wholly-owned subsidiary of the Company, and Diblo, S.A. de C.V., an entity majority-owned by Grupo Modelo, S.A.B. de C.V. (“Modelo”), each had, directly or indirectly, equal interests in a joint venture, Crown Imports LLC (“Crown Imports”). Crown Imports had the exclusive right to import, market and sell primarily Modelo’s Mexican beer portfolio sold in the U.S. and Guam (the “Mexican Beer Brands”).

In addition, prior to June 7, 2013, the Company accounted for its investment in Crown Imports under the equity method. Accordingly, the results of operations of Crown Imports were included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Comprehensive Income through June 6, 2013. The Company received $30.3 million, $230.2 million and $222.0 million of cash distributions from Crown Imports for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, respectively, all of which represent distributions of earnings. As of February 28, 2013, the Company’s investment in Crown Imports was $169.3 million. As of February 28, 2013, the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Crown Imports by $13.6 million due to the difference in the carrying amounts of the indefinite lived intangible assets contributed to Crown Imports by each party.

Ruffino:
Prior to the October 2011 acquisition of Ruffino, the Company had a 49.9% interest in Ruffino. The Company did not have a controlling interest in Ruffino or exert any managerial control and the Company accounted for its investment in Ruffino under the equity method. Accordingly, the results of operations of Ruffino were included in equity in earnings of equity method investees on the Company’s Consolidated Statements of Comprehensive Income through the date of acquisition.

Other:
In connection with prior acquisitions, the Company acquired several investments which are being accounted for under the equity method. The primary investment consists of Opus One Winery LLC (“Opus One”), a 50% owned joint venture arrangement. As of February 28, 2014, and February 28, 2013, the Company’s investment in Opus One was $63.5 million and $59.3 million, respectively. The percentage of ownership of the remaining investments ranges from 20% to 50%.

The following table presents summarized financial information for the Company’s Crown Imports equity method investment and the other material equity method investments discussed above. The amounts shown represent 100% of these equity method investments’ financial position and results of operations for those investments accounted for under the equity method as of February 28, 2014. As the financial position and results of operations of Crown Imports and Ruffino have been included in the Company’s consolidated financial position and results of operations from the dates of acquisition, amounts included for Crown Imports and Ruffino each represent 100% of the respective equity method investment’s results of operations prior to each of their respective dates of acquisition.

	February 28, 2014			February 28, 2013
	Crown Imports	Other	Total	Crown Imports	Other	Total
(in millions)
Current assets	$—	$32.0	$32.0	$404.1	$27.4	$431.5
Noncurrent assets	$—	$50.5	$50.5	$36.4	$50.8	$87.2
Current liabilities	$—	$4.2	$4.2	$123.2	$4.7	$127.9
Noncurrent liabilities	$—	$19.5	$19.5	$6.0	$22.6	$28.6

	Crown Imports	Other	Total
(in millions)
For the Year Ended February 28, 2014
Net sales	$813.4	$62.8	$876.2
Gross profit	$241.5	$49.9	$291.4
Income from continuing operations	$142.1	$34.5	$176.6
Net income	$142.1	$34.5	$176.6

For the Year Ended February 28, 2013
Net sales	$2,588.1	$52.6	$2,640.7
Gross profit	$755.4	$39.0	$794.4
Income from continuing operations	$446.2	$24.8	$471.0
Net income	$446.2	$24.8	$471.0

For the Year Ended February 29, 2012
Net sales	$2,469.5	$106.2	$2,575.7
Gross profit	$721.0	$61.5	$782.5
Income from continuing operations	$430.2	$28.1	$458.3
Net income	$430.2	$28.1	$458.3

Investment in Accolade –
The Company’s less than 20% interest in its previously owned Australian and United Kingdom (“U.K.”) business, Accolade Wines (“Accolade”), consists of equity securities and AFS debt securities. The investment in the equity securities is accounted for under the cost method. Accordingly, the Company recognizes earnings only upon the receipt of a dividend from Accolade. The Company received a return of investment of $5.9 million for the year ended February 28, 2014, which was recorded as a reduction of the cost of the investment and is included in other investing activities on the Company’s Consolidated Statements of Cash Flows. The AFS debt securities are measured at fair value on a recurring basis with unrealized holding gains and losses, including foreign currency gains and losses, reported in AOCI until realized (see Note 18). Interest income is recognized based on the interest rate implicit in the AFS debt securities’ fair value and is reported in interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. Interest income recognized for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, was not material. For the years ended February 28, 2014, and February 29, 2012, the Company received cash proceeds of $28.6 million (proceeds for principal of $23.4 million and interest of $5.2 million) and $21.7 million (proceeds for principal of $20.2 million and interest of $1.5 million), respectively, in connection with the early redemptions of certain of the AFS debt securities. No cash proceeds were received for the year ended February 28, 2013. Amounts reclassified from AOCI to selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in connection with the early redemptions for the years ended February 28, 2014, and February 29, 2012, were not material. The AFS debt securities contractually mature in January 2023 and can be settled, at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.

11.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2014	February 28, 2013
(in millions)
Beer Business Acquisition payable	$555.7	$—
Salaries, commissions, and payroll benefits and withholdings	118.7	80.5
Promotions and advertising	103.1	80.3
Accrued interest	56.9	61.4
Deferred revenue	52.8	49.3
Income taxes payable	45.4	11.2
Other	123.0	139.7
	$1,055.6	$422.4

12.    BORROWINGS:

Borrowings consist of the following:

	February 28, 2014			February 28, 2013
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$—
Other	57.2	—	57.2	—
	$57.2	$—	$57.2	$—
Long-term Debt:
Senior Credit Facility – Term Loans	$72.8	$2,792.0	$2,864.8	$762.5
Senior Notes	499.5	3,547.8	4,047.3	2,496.0
Other Long-term Debt	17.7	33.5	51.2	46.9
	$590.0	$6,373.3	$6,963.3	$3,305.4

Senior credit facility –
In connection with the Beer Business Acquisition, on May 2, 2013 (the “Restatement Date”), the Company, CIH International S.à r.l., an indirect wholly-owned subsidiary of the Company (“CIH” and together with the Company, the “Borrowers”), and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders (all such parties other than either of the Borrowers are collectively referred to as the “Lenders”) entered into a Restatement Agreement (the “Restatement Agreement”) that amended and restated the Company’s prior senior credit facility (as amended and restated by the Restatement Agreement, the “2013 Credit Agreement”). The Restatement Agreement was entered into by the Company to arrange a portion of the debt to finance the Beer Business Acquisition. The effective date of the Restatement Agreement, June 7, 2013, was the date on which all of the conditions to the 2013 Credit Agreement were satisfied, which occurred on the date of the closing of the Beer Business Acquisition (the “Restatement Effective Date”).

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

The rate of interest for borrowings, excluding the European Term B Facility, under the 2013 Credit Agreement is a function of LIBOR plus a margin or the base rate plus a margin. The rate of interest for the European Term B Facility borrowings under the 2013 Credit Agreement is a function of LIBOR, subject to a minimum rate of 0.75%, plus a margin; or the base rate, subject to a minimum rate of 1.75%, plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2013 Credit Agreement). As of February 28, 2014, the LIBOR margin for the U.S. Term A Facility, the U.S. Term A-2 Facility, the European Term A Facility and the Revolving Credit Facility was 2.0%; the LIBOR margin for the U.S. Term A-1 Facility was 2.25%; and the LIBOR margin for the European Term B Facility was 2.0%.

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

The U.S. obligations under the 2013 Credit Agreement are guaranteed by certain of the Company’s U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii)  65% of the ownership interests in certain of the Company’s foreign subsidiaries. The European obligations under the 2013 Credit Agreement are guaranteed by the Company. These obligations are also secured by a pledge of (i)  100% of certain interests in certain of CIH’s subsidiaries and (ii)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and 65% of the ownership interests in certain of the Company’s foreign subsidiaries.

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

As of February 28, 2014, under the 2013 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $496.3 million bearing an interest rate of 2.2%, U.S. Term A-1 Facility of $245.0 million bearing an interest rate of 2.4%, U.S. Term A-2 Facility of $649.7 million bearing an interest rate of 2.2%, European Term A Facility of $481.3 million bearing an interest rate of 2.2%, European Term B Facility of $992.5 million bearing an interest rate of 2.8%, outstanding letters of credit of $14.0 million, and $836.0 million in revolving loans available to be drawn.

As of February 28, 2014, the required principal repayments under the term loans of the 2013 Credit Agreement for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B Facility	Total
(in millions)
2015	$19.4	$1.8	$25.3	$18.8	$7.5	$72.8
2016	38.7	2.5	50.6	37.5	10.0	139.3
2017	51.5	2.5	67.5	50.0	10.0	181.5
2018	51.5	2.5	67.5	50.0	10.0	181.5
2019	335.2	2.4	438.8	325.0	10.0	1,111.4
Thereafter	—	233.3	—	—	945.0	1,178.3
	$496.3	$245.0	$649.7	$481.3	$992.5	$2,864.8

In June 2010, the Company entered into a five year delayed start interest rate swap agreement effective September 1, 2011, which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. Accordingly, the Company fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.9% (exclusive of borrowing margins) through September 1, 2016. In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated as a hedge. The Company also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, the Company reclassified net losses of $8.2 million, $8.0 million and $3.8 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income.

Senior notes –
In August 2006, the Company issued $700.0 million aggregate principal amount of 7.25% Senior Notes due September 2016 at an issuance price of $693.1 million (net of $6.9 million unamortized discount, with an effective interest rate of 7.4%) (the “August 2006 Senior Notes”). Interest on the August 2006 Senior Notes is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. As of February 28, 2014, and February 28, 2013, the Company had outstanding $697.8 million (net of $2.2 million unamortized discount) and $697.0 million (net of $3.0 million unamortized discount), respectively, aggregate principal amount of August 2006 Senior Notes.

In May 2007, the Company issued $700.0 million aggregate principal amount of 7.25% Senior Notes due May 2017 (the “Original May 2007 Senior Notes”). Interest on the Original May 2007 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning November 15, 2007. In January 2008, the Company exchanged $700.0 million aggregate principal amount of 7.25% Senior Notes due May 2017 (the “May 2007 Senior Notes”) for all of the Original May 2007 Senior Notes. The terms of the May 2007 Senior Notes are substantially identical in all material respects to the Original May 2007 Senior Notes, except that the May 2007 Senior Notes are registered under the Securities Act of 1933, as amended. As of February 28, 2014, and February 28, 2013, the Company had outstanding $700.0 million aggregate principal amount of May 2007 Senior Notes.

In December 2007, the Company issued $500.0 million aggregate principal amount of 8.375% Senior Notes due December 2014 at an issuance price of $496.7 million (net of $3.3 million unamortized discount, with an effective interest rate of 8.5%) (the “December 2007 Senior Notes”). Interest on the December 2007 Senior Notes

is payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008. As of February 28, 2014, and February 28, 2013, the Company had outstanding $499.5 million (net of $0.5 million unamortized discount) and $499.0 million (net of $1.0 million unamortized discount), respectively, aggregate principal amount of December 2007 Senior Notes.

On April 17, 2012, the Company issued $600.0 million aggregate principal amount of 6% Senior Notes due May 2022 (the “April 2012 Senior Notes”). The net proceeds of the offering ($591.4 million) were used for general corporate purposes, including, among others, reducing the outstanding indebtedness under the Company’s then existing senior credit facility and common stock share repurchases under the 2013 Authorization (as defined in Note 15). Interest on the April 2012 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2012. As of February 28, 2014, and February 28, 2013, the Company had outstanding $600.0 million aggregate principal amount of April 2012 Senior Notes.

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

On May 14, 2013, the Company issued $500.0 million aggregate principal amount of 3.75% Senior Notes due May 2021 (the “May 2013 Eight Year Senior Notes”) and $1,050.0 million aggregate principal amount of 4.25% Senior Notes due May 2023 (the “May 2013 Ten Year Senior Notes”) (collectively, the “May 2013 Senior Notes”). The Company used the net proceeds from the offering ($1,535.5 million) to fund a portion of the purchase price for the Beer Business Acquisition. Interest on the May 2013 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2013. The May 2013 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The May 2013 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness. Certain of the Company’s U.S. subsidiaries guarantee the May 2013 Senior Notes on a senior unsecured basis. In connection with the issuance of the May 2013 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “May 2013 Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the May 2013 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “May 2013 Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Beer Business Acquisition. In accordance with the terms of the May 2013 Escrow Agreement, in connection with the closing of the Beer Business Acquisition, the May 2013 Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition. As of February 28, 2014, the Company had outstanding $1,550.0 million aggregate principal amount of May 2013 Senior Notes.

Indentures –
The Company’s Indentures relating to its outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets; (ii)  a limitation on certain sale and leaseback transactions; and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person.

Subsidiary credit facilities –
The Company has additional credit arrangements totaling $373.9 million and $371.5 million as of February 28, 2014, and February 28, 2013, respectively. These arrangements primarily support the financing needs of the Company’s domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions. As of February 28, 2014, and February 28, 2013, amounts outstanding under these arrangements were $89.2 million and $46.9 million, respectively, the majority of which is classified as current as of the respective date.

Debt payments –
As of February 28, 2014, the required principal repayments under long-term debt obligations (excluding unamortized discount of $2.7 million) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2015	$590.5
2016	153.2
2017	892.0
2018	887.3
2019	1,114.0
Thereafter	3,329.0
$6,966.0

Accounts receivable securitization facilities –
On December 4, 2012, the Company entered into a 364-day revolving trade accounts receivable securitization facility (the “CBI Facility”). Under the CBI Facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the CBI SPV to secure borrowings under the CBI Facility. The Company services the trade accounts receivable as servicer for the CBI Facility. The trade accounts receivable balances related to the CBI Facility are reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable are at all times owned by the CBI SPV and are included on the financial statements of the Company to comply with generally accepted accounting principles. On October 1, 2013, the Company and the CBI SPV effectively extended the CBI Facility through September 30, 2014, by amending and restating the CBI Facility (the “Amended CBI Facility”). The Amended CBI Facility remains a 364-day revolving trade accounts receivable securitization facility. Under the Amended CBI Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Amended CBI Facility are recorded as secured borrowings and bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 90 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 90 basis points. The Amended CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million structured to account for the seasonality of the

Company’s business, subject to further limitations based upon various pre-agreed formulas. As of February 28, 2014, the CBI SPV had no aggregate outstanding borrowings under the Amended CBI Facility. As of February 28, 2014, the Company had $275.0 million available under the Amended CBI Facility.

Also, on October 1, 2013, Crown Imports entered into a 364-day revolving trade accounts receivable securitization facility (the “Crown Facility”). Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated with the Company for financial reporting purposes. Such trade accounts receivable have been pledged by the Crown SPV to secure borrowings under the Crown Facility. Crown Imports services the trade accounts receivable as servicer for the Crown Facility. The trade accounts receivable balances related to the Crown Facility are reported as accounts receivable on the Company’s Consolidated Balance Sheets, but the trade accounts receivable are at all times owned by the Crown SPV and are included on the financial statements of the Company to comply with generally accepted accounting principles. Under the Crown Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Crown Facility are recorded as secured borrowings and bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 90 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 90 basis points. The Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million structured to account for the seasonality of Crown Imports’ business. As of February 28, 2014, the Crown SPV had aggregate outstanding borrowings under the Crown Facility of $19.2 million bearing a weighted average interest rate of 1.1%. As of February 28, 2014, the Company had $80.8 million available under the Crown Facility.

13.    INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
(in millions)
Domestic	$2,050.8	$369.7	$441.0
Foreign	151.5	146.7	93.0
	$2,202.3	$516.4	$534.0

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
(in millions)
Current:
Federal	$141.7	$47.8	$85.2
State	18.5	11.2	(45.9)
Foreign	57.4	30.4	1.7
Total current	217.6	89.4	41.0

Deferred:
Federal	61.4	42.7	76.6
State	4.4	(4.9)	(20.5)
Foreign	(24.2)	1.4	(8.1)
Total deferred	41.6	39.2	48.0
Income tax provision	$259.2	$128.6	$89.0

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

Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2014	February 28, 2013
(in millions)
Deferred tax assets:
Stock-based compensation	$47.3	$51.1
Net operating losses	9.1	23.5
Insurance accruals	3.8	4.7
Employee benefits	2.6	7.9
Other accruals	55.3	53.1
Gross deferred tax assets	118.1	140.3
Valuation allowances	(27.7)	(14.6)
Deferred tax assets, net	90.4	125.7

Deferred tax liabilities:
Intangible assets	(456.3)	(408.6)
Property, plant and equipment	(285.9)	(207.0)
Provision for unremitted earnings	(62.2)	(44.9)
Investments in equity method investees	(24.0)	(41.3)
Inventory	(4.9)	(6.6)
Derivative instruments	(0.1)	(1.4)
Total deferred tax liabilities	(833.4)	(709.8)
Deferred tax liabilities, net	$(743.0)	$(584.1)

Amounts recognized in the Consolidated Balance Sheets consist of:

	February 28, 2014	February 28, 2013
(in millions)
Current deferred tax assets	$20.4	$15.8
Long-term deferred tax assets	—	0.2
Current deferred tax liabilities	(0.8)	(0.5)
Long-term deferred tax liabilities	(762.6)	(599.6)
	$(743.0)	$(584.1)

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

Operating loss carryforwards totaling $321.2 million at February 28, 2014, are being carried forward in a number of jurisdictions where the Company is permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $308.6 million will expire in 2018 through 2032 and $12.6 million of operating losses in certain jurisdictions may be carried forward indefinitely.

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based on probable outcomes of such matters. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution. During the year ended February 28, 2014, various U.S. Federal, state and international examinations were finalized. Tax benefits of $9.2 million were recorded related to the resolution of certain tax positions in connection with those examinations and the expiration of statutes of limitation.

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 28, 2014		February 28, 2013		February 29, 2012
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(in millions, except % of pretax income data)
Income tax provision at statutory rate	$770.8	35.0	$180.7	35.0	$186.9	35.0
State and local income taxes, net of federal income tax benefit	14.8	0.7	4.1	0.8	(43.2)	(8.1)
Impairment of nondeductible goodwill	97.5	4.4	—	—	—	—
Net operating loss valuation allowance	16.3	0.8	3.7	0.7	3.6	0.7
Gain on remeasurement to fair value of equity method investment	(574.7)	(26.1)	—	—	—	—
Earnings of subsidiaries taxed at other than U.S. statutory rate	(61.2)	(2.8)	(59.6)	(11.5)	(66.7)	(12.5)
Miscellaneous items, net	(4.3)	(0.2)	(0.3)	(0.1)	8.4	1.6
Income tax provision at effective rate	$259.2	11.8	$128.6	24.9	$89.0	16.7

For the years ended February 28, 2014, and February 28, 2013, the state and local income taxes, net of federal income tax benefit, includes benefits resulting from adjustments to the current and deferred state effective tax rates. For the year ended February 29, 2012, the state and local income taxes, net of federal income tax benefit, includes benefits resulting from a change in the method of filing certain state income tax returns. These benefits consist of the recognition of prior period income tax refunds, decreases in uncertain tax positions and adjustments to the current and deferred state effective tax rates. The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

As of February 28, 2014, February 28, 2013, and February 29, 2012, the liability for income taxes associated with uncertain tax positions, excluding interest and penalties, was $101.5 million, $100.6 million and $92.0 million, respectively. A reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
(in millions)
Balance as of March 1	$100.6	$92.0	$154.4
Increases as a result of tax positions taken during a prior period	2.3	1.3	11.0
Decreases as a result of tax positions taken during a prior period	(3.3)	(9.5)	(37.0)
Increases as a result of tax positions taken during the current period	11.1	19.5	29.4
Decreases related to settlements with tax authorities	(6.7)	(0.3)	(59.5)
Decreases related to lapse of applicable statute of limitations	(2.5)	(2.4)	(6.3)
Balance as of last day of February	$101.5	$100.6	$92.0

As of February 28, 2014, and February 28, 2013, the Company has $94.2 million and $90.3 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded on the Company’s Consolidated Balance Sheets. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

As of February 28, 2014, and February 28, 2013, the Company has $101.5 million and $100.6 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.

In accordance with the Company’s accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefit liabilities as a component of the provision for income taxes on the Company’s Consolidated Statements of Comprehensive Income. For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, the Company recorded $1.4 million, $0.4 million and ($3.7) million of net interest expense (income), net of income tax effect, and penalties, respectively. As of February 28, 2014, and February 28, 2013, $9.7 million, net of income tax effect, and $8.3 million, net of income tax effect, respectively, were included in the liability for uncertain tax positions for the possible payment of interest and penalties.

Various U.S. Federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2014, the Company estimates that unrecognized tax benefit liabilities could change by a range of $2 million to $43 million. The Company files U.S. Federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where the Company is subject to examination by tax authorities include Canada, Luxembourg, Mexico, New Zealand and the U.S. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or foreign income tax examinations for fiscal years prior to February 28, 2009.

14.    COMMITMENTS AND CONTINGENCIES:

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

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for each of the five succeeding fiscal years and thereafter:

(in millions)
2015	$51.1
2016	42.6
2017	35.8
2018	32.6
2019	29.6
Thereafter	214.3
$406.0

Rental expense was $65.1 million, $60.4 million and $73.7 million for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, respectively.

Purchase commitments and contingencies –
In connection with prior acquisitions, the Company has assumed grape purchase contracts with certain growers and suppliers. In addition, the Company has entered into other grape purchase contracts with various growers and suppliers in the normal course of business. Under the grape purchase contracts, the Company is committed to purchase grape production yielded from a specified number of acres for a period of time from one to fourteen years. The actual tonnage and price of grapes that must be purchased by the Company will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract. Based on current production yields and published grape prices, the aggregate minimum purchase obligations under these contracts are estimated to be $1,744.4 million over the remaining terms of the contracts which extend through December 2027.

The Company’s aggregate minimum purchase obligations under certain raw material purchase contracts are estimated to be $313.5 million over the remaining terms of the contracts which extend through December 2016. The Company’s aggregate minimum purchase obligations under bulk wine purchase contracts are estimated to be $63.8 million over the remaining terms of the contracts which extend through December 2016.

The Company has entered into certain processing and warehousing contracts which commit the Company to utilize outside services to process, package and/or store a minimum volume quantity. The Company’s aggregate minimum contractual obligations under these processing and warehousing contracts are estimated to be $85.7 million over the remaining terms of the contracts which extend through March 2019.

In connection with the Beer Business Acquisition and the associated interim supply agreement, the Company’s minimum purchase obligation under the interim supply agreement for finished goods is estimated to be $166.1 million for the first quarter of fiscal 2015. In addition, the Company has entered into contracts with certain contractors and manufacturers in connection with the Brewery expansion as well as for certain other capital expenditures. The Company’s aggregate minimum contractual obligations under these contracts are estimated to be $332.0 million over the remaining terms of the contracts which extend into calendar 2016.

Indemnification liabilities –
In connection with a prior divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of the divested business, a certain facility in the U.K. and certain income tax matters. As of February 28, 2014, and February 28, 2013, the carrying amount of these indemnification liabilities was $11.6 million and $15.1 million, respectively. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of February 28, 2014, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $292.7 million under these indemnifications with $278.9 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

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

Employment contracts –
The Company has employment contracts with its executive officers and certain other management personnel with either automatic one year renewals after an initial term or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These employment contracts may also provide for severance payments in the event of specified termination of employment. In addition, the Company has employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 28, 2014, the aggregate commitment for future compensation and severance, excluding incentive bonuses, was $37.3 million, of which $8.0 million was accrued.

Employees covered by collective bargaining agreements –
Approximately 13% of the Company’s employees are covered by collective bargaining agreements at February 28, 2014. Agreements expiring within one year cover approximately 5% of the Company’s employees.

Legal matters –
In the course of its business, the Company is subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

15.    STOCKHOLDERS’ EQUITY:

Common stock –
The Company has two classes of outstanding common stock:  Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If the Company pays a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock. However, the Company’s senior credit facility limits the cash dividends that can be paid by the Company on its common stock to an amount determined in accordance with the terms of the 2013 Credit Agreement.

In addition, the Company has a class of common stock consisting of shares of Class 1 Common Stock. Shares of Class 1 Common Stock generally have no voting rights. Class 1 Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Common Stock acquired upon conversion. Because shares of Class 1 Common Stock are convertible into shares of Class A Common Stock, for each share of Class 1 Common Stock issued, the Company must reserve one share of Class A Common Stock for issuance upon the conversion of the share of Class 1 Common Stock. Holders of Class 1 Common Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If the Company pays a cash dividend on Class 1 Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of cash dividend per share paid on Class 1 Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying a dividend on Class 1 Common Stock. The cash dividends declared and paid on Class B Convertible Common Stock and Class 1 Common Stock must always be the same.

At February 28, 2014, the number of authorized shares of the Company’s Class A Common Stock, Class B Convertible Common Stock and Class 1 Common Stock were 322,000,000 shares, 30,000,000 shares and 25,000,000 shares, respectively. The aggregate number of authorized shares of the Company’s common and preferred stock was 378,000,000 shares.

At February 28, 2014, there were 168,039,369 shares of Class A Common Stock and 23,430,765 shares of Class B Convertible Common Stock outstanding, net of treasury stock. There were no shares of Class 1 Common Stock outstanding at February 28, 2014.

Stock repurchases –
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

16.    STOCK-BASED EMPLOYEE COMPENSATION:

The Company has two material stock-based employee compensation plans (as further discussed below). Total compensation cost and income tax benefits recognized for the Company’s stock-based awards are as follows:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
(in millions)
Total compensation cost for stock-based awards recognized in the Consolidated Statements of Comprehensive Income	$49.9	$40.8	$47.6
Total income tax benefit recognized in the Consolidated Statements of Comprehensive Income for stock-based compensation	$17.1	$13.8	$16.3
Total compensation cost for stock-based awards capitalized in inventory in the Consolidated Balance Sheets	$4.2	$4.1	$3.7

Long-term stock incentive plan –
Under the Company’s Long-Term Stock Incentive Plan, nonqualified stock options, restricted stock, restricted stock units, performance share units, and other stock-based awards may be granted to employees, officers and directors of the Company. The aggregate number of shares of the Company’s Class A Common Stock and Class 1 Common Stock available for awards under the Company’s Long-Term Stock Incentive Plan is 108,000,000 shares. The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date of grant. Nonqualified stock options generally vest and become exercisable over a four-year period from the date of grant. Nonqualified stock options expire at the times established by the Committee, but not later than ten years after the grant date.

Grants of restricted stock, restricted stock units, performance share units, and other stock-based awards may contain such vesting, terms, conditions and other requirements as the Committee may establish. Restricted stock and restricted stock unit awards are based on service and generally vest over one to four years from the date of grant. Performance share unit awards are based on service and the satisfaction of certain performance conditions, and vest over a required employee service period, generally from one to three years from the date of grant, which closely matches the performance period. The performance conditions include the achievement of specified financial or operational performance metrics, or market conditions which require the achievement of specified levels of shareholder return relative to other companies as defined in the applicable performance share unit agreement. The actual number of shares to be awarded upon vesting of a performance share unit award will range between 0% and 200% of the target award, based upon the measure of performance as determined by the Committee. Performance share unit awards presented in the table below for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, reflect the awards at target. For the year ended February 28, 2014, 309,653 shares of the Company’s Class A Common Stock (net of 267,577 shares withheld to satisfy tax withholding requirements) were issued from treasury shares for the vesting of performance share units at 200% of the target award.

A summary of stock option activity primarily under the Company’s Long-Term Stock Incentive Plan is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance, February 28, 2011	29,843,605	$18.63	18,148,632	$20.31
Granted	2,745,309	$20.62
Exercised	(3,438,706)	$14.75
Forfeited	(550,203)	$16.91
Expired	(1,668,708)	$24.03
Balance, February 29, 2012	26,931,297	$19.03	18,198,577	$20.18
Granted	1,980,260	$24.65
Exercised	(8,234,324)	$19.18
Forfeited	(207,945)	$17.81
Expired	(205,210)	$24.11
Balance, February 28, 2013	20,264,078	$19.48	13,697,345	$19.66
Granted	1,284,500	$48.79
Exercised	(6,119,923)	$19.63
Forfeited	(103,497)	$28.86
Expired	(11,084)	$18.79
Balance, February 28, 2014	15,314,074	$21.82	10,913,019	$18.91

A summary of restricted Class A Common Stock activity under the Company’s Long-Term Stock Incentive Plan is as follows:

	Restricted Stock Awards
	Number of Restricted Stock Awards Outstanding	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested
Nonvested balance, February 28, 2011	1,810,316	$14.83
Granted	622,092	$20.63
Vested	(529,118)	$14.87	$11,826,372
Forfeited	(105,402)	$16.56
Nonvested balance, February 29, 2012	1,797,888	$16.72
Granted	18,190	$30.14
Vested	(626,914)	$16.26	$13,741,842
Forfeited	(61,140)	$17.44
Nonvested balance, February 28, 2013	1,128,024	$17.16
Granted	12,375	$50.90
Vested	(697,994)	$15.90	$34,427,377
Forfeited	(33,661)	$19.00
Nonvested balance, February 28, 2014	408,744	$20.18

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested
Nonvested balance, February 28, 2011	219,498	$15.23
Granted	80,970	$20.60
Vested	(60,928)	$15.43	$1,364,178
Forfeited	(36,458)	$16.93
Nonvested balance, February 29, 2012	203,082	$17.01
Granted	609,080	$25.08
Vested	(66,500)	$16.69	$1,443,700
Forfeited	(24,159)	$23.31
Nonvested balance, February 28, 2013	721,503	$23.65
Granted	656,710	$50.74
Vested	(218,306)	$21.30	$10,747,204
Forfeited	(55,327)	$30.58
Nonvested balance, February 28, 2014	1,104,580	$39.87

	Performance Share Units
	Number of Performance Share Units Outstanding	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested
Nonvested balance, February 28, 2011	404,410	$16.67
Granted	319,880	$20.60
Vested	(202,205)	$16.67	$4,527,370
Forfeited	(33,875)	$18.93
Nonvested balance, February 29, 2012	488,210	$19.09
Granted	256,420	$38.47
Vested	—	$—	$—
Forfeited	(15,620)	$21.15
Nonvested balance, February 28, 2013	729,010	$25.86
Granted	298,710	$57.88
Vested	(197,450)	$16.97	$9,762,648
Forfeited	(31,670)	$34.98
Nonvested balance, February 28, 2014	798,600	$39.67

The following table summarizes information about stock options outstanding at February 28, 2014:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$11.85 – $16.63	2,682,830	5.0 years	$11.96
$16.67 – $20.05	4,083,010	5.1 years	$17.90
$20.60 – $23.02	3,782,757	5.2 years	$20.86
$23.48 – $26.24	2,936,763	5.7 years	$24.86
$27.24 – $53.41	1,828,714	6.8 years	$42.13
Options outstanding	15,314,074	5.4 years	$21.82	$906,746,691
Options exercisable	10,913,019	4.5 years	$18.91	$677,967,080

Other information pertaining to stock options is as follows:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Weighted average grant-date fair value of stock options granted	$16.88	$8.39	$7.41
Total fair value of stock options vested	$20,457,096	$22,421,290	$31,140,184
Total intrinsic value of stock options exercised	$235,540,914	$95,033,640	$23,139,194
Tax benefit realized from stock options exercised	$61,354,379	$25,274,158	$10,835,473

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Expected life	5.9 years	6.0 years	5.9 years
Expected volatility	34.8%	32.7%	32.0%
Risk-free interest rate	0.9%	1.4%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%

For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, the Company used a projected expected life for each stock option award granted based on historical experience of employees’ exercise behavior for similar type awards. Expected volatility for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, is based primarily on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

The weighted average grant-date fair value of performance share units granted with a market condition for the years ended February 28, 2014, and February 28, 2013, was $66.33 and $38.47, respectively. There were no performance share units granted with a market condition for the year ended February 29, 2012. The fair value of performance share units granted with a market condition is estimated on the date of grant using the Monte Carlo Simulation model with the following weighted average assumptions:

	For the Years Ended
	February 28, 2014	February 28, 2013
Grant-date price	$48.89	$24.50
Performance period	3.0 years	2.9 years
Expected volatility	38.7%	28.6%
Risk-free interest rate	0.4%	0.5%
Expected dividend yield	0.0%	0.0%

For the years ended February 28, 2014, and February 28, 2013, the Company based expected volatility primarily on historical volatility levels of the Company’s Class A Common Stock. The risk-free interest rate for the years ended February 28, 2014, and February 28, 2013, is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.

Employee stock purchase plan –
The Company has a stock purchase plan (the “Employee Stock Purchase Plan”) under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of the Company’s Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, employees purchased 163,817 shares, 210,895 shares and 272,560 shares, respectively, under this plan. In addition, for the year ended February 29, 2012, there were 6,801 shares purchased under an immaterial stock purchase plan for eligible employees and directors of the Company’s U.K. subsidiaries.

The weighted average fair value of purchase rights granted under the Employee Stock Purchase Plan for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, was $13.90, $8.23 and $4.90, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	24.3%	41.8%	30.4%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%

As of February 28, 2014, there was $75.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock-based employee compensation plans. This cost is expected to be recognized in the Company’s Consolidated Statements of Comprehensive Income over a weighted-average period of 2.2 years. With respect to the issuance of shares under any of the Company’s stock-based compensation plans, the Company has the option to issue authorized but unissued shares or treasury shares.

17.    EARNINGS PER COMMON SHARE:

The computation of basic and diluted earnings per common share is as follows:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
(in millions, except per share data)
Income available to common stockholders	$1,943.1	$387.8	$445.0

Weighted average common shares outstanding – basic:
Class A Common Stock	164.687	158.658	180.724
Class B Convertible Common Stock	23.467	23.532	23.590

Weighted average common shares outstanding – diluted:
Class A Common Stock	164.687	158.658	180.724
Class B Convertible Common Stock	23.467	23.532	23.590
Stock-based awards, primarily stock options	9.416	8.117	4.341
Weighted average common shares outstanding – diluted	197.570	190.307	208.655

Earnings per common share – basic:
Class A Common Stock	$10.45	$2.15	$2.20
Class B Convertible Common Stock	$9.50	$1.96	$2.00
Earnings per common share – diluted:
Class A Common Stock	$9.83	$2.04	$2.13
Class B Convertible Common Stock	$9.04	$1.87	$1.96

For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, stock-based awards, primarily stock options, which could result in the issuance of 0.3 million shares, 0.3 million shares and 8.9 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

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
(in millions)
For the Year Ended February 28, 2014
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(63.2)	$(3.6)	$(66.8)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(63.2)	(3.6)	(66.8)
Unrealized gain on cash flow hedges:
Net derivative gains	9.8	(2.7)	7.1
Reclassification adjustments	7.8	(3.6)	4.2
Net gain recognized in other comprehensive loss	17.6	(6.3)	11.3
Unrealized loss on AFS debt securities:
Net AFS debt securities loss	(2.8)	(0.3)	(3.1)
Reclassification adjustments	(0.1)	0.3	0.2
Net loss recognized in other comprehensive loss	(2.9)	—	(2.9)
Pension/postretirement adjustments:
Net actuarial gains	15.4	(4.0)	11.4
Reclassification adjustments	1.1	(0.2)	0.9
Net gain recognized in other comprehensive loss	16.5	(4.2)	12.3
Other comprehensive loss	$(32.0)	$(14.1)	$(46.1)

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized (Losses) Gains on Derivative Instruments	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2013	$170.4	$(20.2)	$1.4	$(19.5)	$132.1
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification adjustments	(66.8)	7.1	(3.1)	11.4	(51.4)
Amounts reclassified from accumulated other comprehensive income	—	4.2	0.2	0.9	5.3
Other comprehensive (loss) income	(66.8)	11.3	(2.9)	12.3	(46.1)
Balance, February 28, 2014	$103.6	$(8.9)	$(1.5)	$(7.2)	$86.0

19.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Sales to the Company’s five largest customers represented 36.6%, 57.8% and 61.0% of the Company’s sales for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, respectively. Sales to the Company’s five largest customers are expected to continue to represent a significant portion of the Company’s revenues. Sales to individual customers which amount to 10% or more of the Company's sales and associated amounts receivable from these customers as a percentage of the Company’s accounts receivable, net, are as follows:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Southern Wine and Spirits
Sales	18.4%	30.0%	32.4%
Accounts receivable, net	26.6%	34.5%	39.4%

Republic National Distributing Company
Sales	9.7%	15.6%	17.5%
Accounts receivable, net	13.9%	18.7%	17.2%

Sales for the above customers are primarily reported within the Wine and Spirits segment. The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice. The Company performs ongoing credit evaluations of its customers’ financial position, and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales area.

20.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of February 28, 2014, and February 28, 2013, the condensed consolidating statements of comprehensive income for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, and the condensed consolidating statements of cash flows for the years ended February 28, 2014, February 28, 2013, and February 29, 2012, for the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”), the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting guidance described in Note 2. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

In connection with the preparation of the condensed consolidating financial information, the Company made certain immaterial adjustments to the condensed consolidating balance sheet at February 28, 2013, and the condensed consolidating statements of cash flows for the years ended February 28, 2013, and February 29, 2012. The Company will also make similar adjustments to its condensed consolidating statements of cash flows for comparative prior periods presented in future filings. These adjustments (i)  did not change the net increase in cash and cash investments for the parent company, the Subsidiary Guarantors or the Subsidiary Nonguarantors and (ii)  had no impact on the consolidated amounts. The substantial majority of these adjustments had the effect of

(i)  decreasing the parent company’s cash flows from operating activities and increasing the parent company’s cash flows from financing activities and (ii)  increasing the Subsidiary Guarantors’ cash flows from operating activities and decreasing the Subsidiary Guarantors’ cash flows from financing activities.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2014
Current assets:
Cash and cash investments	$0.5	$0.8	$62.6	$—	$63.9
Accounts receivable, net	0.2	9.0	617.0	—	626.2
Inventories	153.5	1,270.0	384.8	(64.5)	1,743.8
Intercompany receivable	8,529.4	13,339.0	4,104.0	(25,972.4)	—
Prepaid expenses and other	49.1	61.6	701.6	(499.0)	313.3
Total current assets	8,732.7	14,680.4	5,870.0	(26,535.9)	2,747.2
Property, plant and equipment, net	39.4	846.3	1,128.6	—	2,014.3
Investments in subsidiaries	10,795.6	9.4	—	(10,805.0)	—
Goodwill	—	5,411.3	735.5	—	6,146.8
Intangible assets, net	—	707.6	2,523.0	0.5	3,231.1
Intercompany notes receivable	3,606.0	8.5	—	(3,614.5)	—
Other assets, net	62.4	64.6	35.7	—	162.7
Total assets	$23,236.1	$21,728.1	$10,292.8	$(40,954.9)	$14,302.1

Current liabilities:
Notes payable to banks	$—	$—	$57.2	$—	$57.2
Current maturities of long-term debt	547.1	16.4	26.5	—	590.0
Accounts payable	24.4	109.0	161.8	—	295.2
Accrued excise taxes	13.7	8.5	5.5	—	27.7
Intercompany payable	11,996.5	9,700.4	4,275.5	(25,972.4)	—
Other accrued expenses and liabilities	712.9	182.3	680.7	(520.3)	1,055.6
Total current liabilities	13,294.6	10,016.6	5,207.2	(26,492.7)	2,025.7
Long-term debt, less current maturities	4,892.3	32.8	1,448.2	—	6,373.3
Deferred income taxes	17.2	569.4	176.0	—	762.6
Intercompany notes payable	—	3,597.7	16.8	(3,614.5)	—
Other liabilities	50.7	21.5	87.0	—	159.2
Stockholders’ equity	4,981.3	7,490.1	3,357.6	(10,847.7)	4,981.3
Total liabilities and stockholders’ equity	$23,236.1	$21,728.1	$10,292.8	$(40,954.9)	$14,302.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2013
Current assets:
Cash and cash investments	$185.8	$0.7	$145.0	$—	$331.5
Accounts receivable, net	0.7	10.1	461.1	—	471.9
Inventories	151.5	1,019.4	317.2	(7.2)	1,480.9
Intercompany receivable	4,598.2	9,291.4	1,075.1	(14,964.7)	—
Prepaid expenses and other	33.9	46.4	447.8	(341.2)	186.9
Total current assets	4,970.1	10,368.0	2,446.2	(15,313.1)	2,471.2
Property, plant and equipment, net	43.3	832.7	353.0	—	1,229.0
Investments in subsidiaries	7,307.0	2.8	—	(7,309.8)	—
Goodwill	—	2,097.9	624.4	—	2,722.3
Intangible assets, net	—	686.5	184.9	—	871.4
Intercompany notes receivable	1,611.2	—	32.6	(1,643.8)	—
Other assets, net	63.3	243.2	58.6	(20.9)	344.2
Total assets	$13,994.9	$14,231.1	$3,699.7	$(24,287.6)	$7,638.1

Current liabilities:
Current maturities of long-term debt	$9.8	$17.7	$0.1	$—	$27.6
Accounts payable	39.2	106.4	63.4	—	209.0
Accrued excise taxes	11.4	3.7	3.8	—	18.9
Intercompany payable	7,257.5	6,318.7	1,388.5	(14,964.7)	—
Other accrued expenses and liabilities	518.2	171.1	76.1	(343.0)	422.4
Total current liabilities	7,836.1	6,617.6	1,531.9	(15,307.7)	677.9
Long-term debt, less current maturities	3,251.0	26.8	—	—	3,277.8
Deferred income taxes	—	543.0	77.5	(20.9)	599.6
Intercompany notes payable	—	1,634.9	8.9	(1,643.8)	—
Other liabilities	47.5	41.8	133.2	—	222.5
Stockholders’ equity	2,860.3	5,367.0	1,948.2	(7,315.2)	2,860.3
Total liabilities and stockholders’ equity	$13,994.9	$14,231.1	$3,699.7	$(24,287.6)	$7,638.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2014
Sales	$2,351.8	$3,868.3	$2,093.9	$(2,903.0)	$5,411.0
Less – excise taxes	(317.3)	(155.9)	(70.1)	—	(543.3)
Net sales	2,034.5	3,712.4	2,023.8	(2,903.0)	4,867.7
Cost of product sold	(1,730.3)	(2,661.6)	(1,312.1)	2,828.0	(2,876.0)
Gross profit	304.2	1,050.8	711.7	(75.0)	1,991.7
Selling, general and administrative expenses	(395.4)	(361.7)	(155.0)	17.0	(895.1)
Impairment of goodwill and intangible assets	—	—	(300.9)	—	(300.9)
Gain on remeasurement to fair value of equity method investment	—	1,642.0	—	—	1,642.0
Operating (loss) income	(91.2)	2,331.1	255.8	(58.0)	2,437.7
Equity in earnings of equity method investees and subsidiaries	2,219.2	92.7	0.6	(2,224.7)	87.8
Interest income	0.1	—	7.6	—	7.7
Intercompany interest income	152.4	168.5	1.5	(322.4)	—
Interest expense	(283.2)	(2.5)	(45.2)	—	(330.9)
Intercompany interest expense	(168.1)	(153.6)	(0.7)	322.4	—
Income before income taxes	1,829.2	2,436.2	219.6	(2,282.7)	2,202.3
Benefit from (provision for) income taxes	113.9	(292.5)	(100.1)	19.5	(259.2)
Net income	$1,943.1	$2,143.7	$119.5	$(2,263.2)	$1,943.1
Comprehensive income	$1,897.0	$2,167.7	$64.0	$(2,231.7)	$1,897.0

Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2013
Sales	$2,065.4	$1,758.6	$827.8	$(1,480.4)	$3,171.4
Less – excise taxes	(213.0)	(95.9)	(66.4)	—	(375.3)
Net sales	1,852.4	1,662.7	761.4	(1,480.4)	2,796.1
Cost of product sold	(1,537.2)	(1,156.6)	(460.8)	1,466.8	(1,687.8)
Gross profit	315.2	506.1	300.6	(13.6)	1,108.3
Selling, general and administrative expenses	(344.1)	(101.4)	(154.3)	14.4	(585.4)
Operating (loss) income	(28.9)	404.7	146.3	0.8	522.9
Equity in earnings of equity method investees and subsidiaries	622.2	232.9	0.5	(622.5)	233.1
Interest income	0.6	—	6.2	—	6.8
Intercompany interest income	79.0	193.2	1.5	(273.7)	—
Interest expense	(230.1)	(1.4)	(2.4)	—	(233.9)
Intercompany interest expense	(193.2)	(80.2)	(0.3)	273.7	—
Loss on write-off of financing costs	(12.5)	—	—	—	(12.5)
Income before income taxes	237.1	749.2	151.8	(621.7)	516.4
Benefit from (provision for) income taxes	150.7	(274.7)	(4.5)	(0.1)	(128.6)
Net income	$387.8	$474.5	$147.3	$(621.8)	$387.8
Comprehensive income	$346.2	$439.5	$103.5	$(543.0)	$346.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 29, 2012
Sales	$1,319.1	$1,721.4	$712.0	$(773.4)	$2,979.1
Less – excise taxes	(169.2)	(93.5)	(62.1)	—	(324.8)
Net sales	1,149.9	1,627.9	649.9	(773.4)	2,654.3
Cost of product sold	(864.3)	(1,063.2)	(389.6)	724.9	(1,592.2)
Gross profit	285.6	564.7	260.3	(48.5)	1,062.1
Selling, general and administrative expenses	(237.3)	(187.8)	(161.0)	48.6	(537.5)
Impairment of goodwill and intangible assets	—	—	(38.1)	—	(38.1)
Operating income	48.3	376.9	61.2	0.1	486.5
Equity in earnings of equity method investees and subsidiaries	590.5	240.3	4.3	(606.6)	228.5
Interest income	0.2	—	6.4	—	6.6
Intercompany interest income	78.2	125.5	1.4	(205.1)	—
Interest expense	(180.6)	(4.6)	(2.4)	—	(187.6)
Intercompany interest expense	(154.3)	(50.5)	(0.3)	205.1	—
Income before income taxes	382.3	687.6	70.6	(606.5)	534.0
Benefit from (provision for) income taxes	62.7	(158.5)	6.5	0.3	(89.0)
Net income	$445.0	$529.1	$77.1	$(606.2)	$445.0
Comprehensive income	$429.9	$502.4	$85.5	$(587.9)	$429.9

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2014
Net cash (used in) provided by operating activities	$(466.1)	$1,070.7	$240.4	$(18.8)	$826.2

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(1,770.0)	(2,911.3)	—	(4,681.3)
Purchases of property, plant and equipment	(5.4)	(61.4)	(156.7)	—	(223.5)
Proceeds from redemption of available-for-sale debt securities	—	—	23.4	—	23.4
Proceeds from sales of assets	—	0.2	7.6	—	7.8
Net proceeds from intercompany notes	972.6	—	—	(972.6)	—
Net investments in equity affiliates	(1,133.2)	(5.1)	0.1	1,138.2	—
Other investing activities	—	2.2	7.6	—	9.8
Net cash used in investing activities	(166.0)	(1,834.1)	(3,029.3)	165.6	(4,863.8)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Payments of dividends	—	—	(84.3)	84.3	—
Net (returns of capital to) contributions from equity affiliates	—	(172.8)	1,376.5	(1,203.7)	—
Net (repayments of) proceeds from intercompany notes	(1,850.1)	972.9	(95.4)	972.6	—
Proceeds from issuance of long-term debt	2,225.0	—	1,500.0	—	3,725.0
Proceeds from exercises of employee stock options	120.1	—	—	—	120.1
Excess tax benefits from stock-based payment awards	65.4	—	—	—	65.4
Net proceeds from notes payable	—	—	57.3	—	57.3
Proceeds from employee stock purchases	5.8	—	—	—	5.8
Principal payments of long-term debt	(49.8)	(20.2)	(26.4)	—	(96.4)
Payments of financing costs of long-term debt	(69.6)	—	(12.6)	—	(82.2)
Payments of minimum tax withholdings on stock-based payment awards	—	(16.4)	(1.6)	—	(18.0)
Net cash provided by financing activities	446.8	763.5	2,713.5	(146.8)	3,777.0

Effect of exchange rate changes on cash and cash investments	—	—	(7.0)	—	(7.0)

Net (decrease) increase in cash and cash investments	(185.3)	0.1	(82.4)	—	(267.6)
Cash and cash investments, beginning of year	185.8	0.7	145.0	—	331.5
Cash and cash investments, end of year	$0.5	$0.8	$62.6	$—	$63.9

Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2013
Net cash (used in) provided by operating activities	$(336.2)	$722.7	$169.8	$—	$556.3

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(159.3)	—	—	(159.3)
Purchases of property, plant and equipment	(5.0)	(39.8)	(17.3)	—	(62.1)
Proceeds from sales of assets	—	5.0	5.0	—	10.0
Payments related to sale of business	(0.6)	—	—	—	(0.6)
Net proceeds from intercompany notes	503.2	—	—	(503.2)	—
Net investments in equity affiliates	37.2	(0.3)	—	(36.9)	—
Other investing activities	1.2	4.6	(0.6)	—	5.2
Net cash provided by (used in) investing activities	536.0	(189.8)	(12.9)	(540.1)	(206.8)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Net returns of capital to equity affiliates	—	(20.8)	(16.1)	36.9	—
Net proceeds from (repayments of) intercompany notes	0.5	(503.5)	(0.2)	503.2	—
Proceeds from issuance of long-term debt	2,050.0	—	—	—	2,050.0
Proceeds from exercises of employee stock options	158.3	—	—	—	158.3
Excess tax benefits from stock-based payment awards	17.7	—	—	—	17.7
Net repayments of notes payable	(297.9)	—	(74.7)	—	(372.6)
Proceeds from employee stock purchases	4.4	—	—	—	4.4
Principal payments of long-term debt	(1,528.7)	(8.5)	—	—	(1,537.2)
Payments of financing costs of long-term debt	(35.8)	—	—	—	(35.8)
Payments of minimum tax withholdings on stock-based payment awards	—	—	(0.5)	—	(0.5)
Purchases of treasury stock	(383.0)	—	—	—	(383.0)
Net cash used in financing activities	(14.5)	(532.8)	(91.5)	540.1	(98.7)

Effect of exchange rate changes on cash and cash investments	—	—	(5.1)	—	(5.1)

Net increase in cash and cash investments	185.3	0.1	60.3	—	245.7
Cash and cash investments, beginning of year	0.5	0.6	84.7	—	85.8
Cash and cash investments, end of year	$185.8	$0.7	$145.0	$—	$331.5

Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2012
Net cash (used in) provided by operating activities	$(20.9)	$695.5	$182.1	$(72.6)	$784.1

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	(51.5)	—	(51.5)
Purchases of property, plant and equipment	(20.5)	(33.4)	(14.5)	—	(68.4)
Proceeds from redemption of available-for-sale debt securities	—	—	20.2	—	20.2
Proceeds from sales of assets	—	3.3	0.3	—	3.6
Payments related to sale of business	(12.3)	—	(18.5)	—	(30.8)
Net proceeds from intercompany notes	613.2	0.6	—	(613.8)	—
Net investments in equity affiliates	(22.8)	—	—	22.8	—
Other investing activities	1.0	(6.1)	(3.1)	—	(8.2)
Net cash provided by (used in) investing activities	558.6	(35.6)	(67.1)	(591.0)	(135.1)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Payments of dividends	—	—	(22.6)	22.6	—
Net returns of capital to equity affiliates	—	(20.8)	(7.5)	28.3	—
Net (repayments of) proceeds from intercompany notes	—	(620.8)	8.1	612.7	—
Proceeds from exercises of employee stock options	51.3	—	—	—	51.3
Excess tax benefits from stock-based payment awards	10.9	—	—	—	10.9
Net proceeds from notes payable	223.1	—	26.7	—	249.8
Proceeds from employee stock purchases	4.7	—	—	—	4.7
Principal payments of long-term debt	(414.2)	(16.9)	(44.8)	—	(475.9)
Payments of minimum tax withholdings on stock-based payment awards	—	(1.7)	(0.5)	—	(2.2)
Purchases of treasury stock	(413.7)	—	—	—	(413.7)
Net cash used in financing activities	(537.9)	(660.2)	(40.6)	663.6	(575.1)

Effect of exchange rate changes on cash and cash investments	—	—	2.7	—	2.7

Net (decrease) increase in cash and cash investments	(0.2)	(0.3)	77.1	—	76.6
Cash and cash investments, beginning of year	0.7	0.9	7.6	—	9.2
Cash and cash investments, end of year	$0.5	$0.6	$84.7	$—	$85.8

21.    BUSINESS SEGMENT INFORMATION:

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

In addition, management excludes items that affect comparability (“Unusual Items”) from its evaluation of the results of each operating segment as these Unusual Items are not reflective of continuing operations of the segments. Segment operating performance and segment management compensation is evaluated based upon continuing segment operating income. As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, Unusual Items included in consolidated operating income consist of:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
(in millions)
Cost of Product Sold
Flow through of inventory step-up	$11.0	$7.8	$1.6
Amortization of favorable interim supply agreement	6.0	—	—
Other costs	(1.0)	—	0.3
Total Cost of Product Sold	16.0	7.8	1.9

Selling, General and Administrative Expenses
Transaction and related costs associated with pending and completed acquisitions	51.5	27.7	—
Deferred compensation	7.0	—	—
Restructuring charges and other	(2.8)	(1.7)	13.5
Total Selling, General and Administrative Expenses	55.7	26.0	13.5

Impairment of Goodwill and Intangible Assets	300.9	—	38.1

Gain on Remeasurement to Fair Value of Equity Method Investment	(1,642.0)	—	—

Unusual Items	$(1,269.4)	$33.8	$53.5

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 and include the recently adopted accounting guidance described in Note 2.

Segment information is as follows:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
(in millions)
Beer
Net sales	$2,835.6	$2,588.1	$2,469.5
Segment operating income	$772.9	$448.0	$431.0
Long-lived tangible assets	$801.3	$8.8	$10.0
Total assets	$7,420.8	$440.5	$409.6
Capital expenditures	$137.3	$1.3	$7.5
Depreciation and amortization	$35.6	$2.5	$2.3

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
(in millions)
Wine and Spirits
Net sales:
Wine	$2,554.2	$2,495.8	$2,386.8
Spirits	291.3	300.3	267.5
Net sales	$2,845.5	$2,796.1	$2,654.3
Segment operating income	$637.8	$650.2	$621.9
Equity in earnings of equity method investees	$17.6	$13.0	$13.4
Long-lived tangible assets	$1,097.4	$1,100.5	$1,120.9
Investments in equity method investees	$73.3	$74.3	$71.9
Total assets	$6,515.5	$6,921.8	$6,729.7
Capital expenditures	$71.7	$53.6	$48.1
Depreciation and amortization	$96.7	$91.6	$86.7

Corporate Operations and Other
Net sales	$—	$—	$—
Segment operating loss	$(99.8)	$(93.5)	$(81.9)
Long-lived tangible assets	$115.6	$128.5	$134.9
Total assets	$365.8	$547.0	$203.8
Capital expenditures	$14.8	$8.5	$20.3
Depreciation and amortization	$23.5	$23.8	$17.1

Unusual Items
Operating income (loss)	$1,269.4	$(33.8)	$(53.5)
Equity in losses of equity method investees	$(0.1)	$(1.0)	$—

Consolidation and Eliminations
Net sales	$(813.4)	$(2,588.1)	$(2,469.5)
Operating income	$(142.6)	$(448.0)	$(431.0)
Equity in earnings of Crown Imports	$70.3	$221.1	$215.1
Long-lived tangible assets	$—	$(8.8)	$(10.0)
Investments in equity method investees	$—	$169.3	$176.4
Total assets	$—	$(271.2)	$(233.2)
Capital expenditures	$(0.3)	$(1.3)	$(7.5)
Depreciation and amortization	$(0.5)	$(2.5)	$(2.3)

Consolidated
Net sales	$4,867.7	$2,796.1	$2,654.3
Operating income	$2,437.7	$522.9	$486.5
Equity in earnings of equity method investees	$87.8	$233.1	$228.5
Long-lived tangible assets	$2,014.3	$1,229.0	$1,255.8
Investments in equity method investees	$73.3	$243.6	$248.3
Total assets	$14,302.1	$7,638.1	$7,109.9
Capital expenditures	$223.5	$62.1	$68.4
Depreciation and amortization	$155.3	$115.4	$103.8

The Company’s areas of operations are principally in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in Canada, New Zealand and Italy for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the selling company.

Geographic data is as follows:

	For the Years Ended
	February 28, 2014	February 28, 2013	February 29, 2012
(in millions)
Net sales
U.S.	$4,320.2	$2,251.1	$2,126.5
Non-U.S.	547.5	545.0	527.8
Total	$4,867.7	$2,796.1	$2,654.3

Significant non-U.S. revenue sources include:
Canada	$428.9	$433.8	$428.8
New Zealand	71.7	71.3	80.6
Italy	36.4	30.5	8.6
Other	10.5	9.4	9.8
Total	$547.5	$545.0	$527.8

	February 28, 2014	February 28, 2013
(in millions)
Long-lived tangible assets
U.S.	$901.6	$894.5
Non-U.S.	1,112.7	334.5
Total	$2,014.3	$1,229.0

Significant non-U.S. long-lived tangible assets include:
Mexico	$790.4	$—
Canada	144.0	156.4
New Zealand	142.2	144.0
Italy	34.0	31.9
Other	2.1	2.2
Total	$1,112.7	$334.5

22.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

Liabilities –
In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2014. In addition, this guidance requires retrospective application. The adoption of this guidance on March 1, 2014, did not have a material impact on the Company’s consolidated financial statements.

Foreign currency translation –
In March 2013, the FASB issued amended guidance to clarify the applicable guidance for the release of foreign currency cumulative translation adjustments under generally accepted accounting principles in the U.S. The amended guidance clarifies when cumulative translation adjustments should be released into net income in connection with (i) the loss of a controlling financial interest in a subsidiary or group of assets within a foreign entity or (ii) the partial sale of an equity method investment that is a foreign entity. The amended guidance also clarifies the types of events that result in the sale of an investment in a foreign entity. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2014. The adoption of this amended guidance on March 1, 2014, did not have a material impact on the Company’s consolidated financial statements.

Income taxes –
In July 2013, the FASB issued amended guidance to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. The Company is required to adopt this amended guidance for its annual and interim periods beginning March 1, 2014. The adoption of this amended guidance on March 1, 2014, did not have a material impact on the Company’s consolidated financial statements.

Discontinued operations –
In April 2014, the FASB issued amended guidance regarding the definition and disclosure of discontinued operations. Under the amended guidance, a disposal of a component of an entity (or a group of components) is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when certain criteria are met. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2015. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

23.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	May 31, 2013	August 31, 2013	November 30, 2013	February 28, 2014	Full Year
(in millions, except per share data)
Fiscal 2014
Net sales	$673.4	$1,459.8	$1,443.3	$1,291.2	$4,867.7
Gross profit	$256.1	$577.0	$609.7	$548.9	$1,991.7
Net income (1)	$52.9	$1,522.0	$211.0	$157.2	$1,943.1
Earnings per common share (2):
Basic – Class A Common Stock	$0.29	$8.18	$1.13	$0.84	$10.45
Basic – Class B Convertible Common Stock	$0.26	$7.43	$1.03	$0.76	$9.50
Diluted – Class A Common Stock	$0.27	$7.74	$1.07	$0.79	$9.83
Diluted – Class B Convertible Common Stock	$0.25	$7.11	$0.98	$0.73	$9.04

	QUARTER ENDED
	May 31, 2012	August 31, 2012	November 30, 2012	February 28, 2013	Full Year
Fiscal 2013
Net sales	$634.8	$698.5	$766.9	$695.9	$2,796.1
Gross profit	$250.6	$285.1	$310.8	$261.8	$1,108.3
Net income (3)	$72.0	$124.6	$109.5	$81.7	$387.8
Earnings per common share (2):
Basic – Class A Common Stock	$0.39	$0.71	$0.61	$0.45	$2.15
Basic – Class B Convertible Common Stock	$0.36	$0.64	$0.55	$0.41	$1.96
Diluted – Class A Common Stock	$0.38	$0.67	$0.58	$0.43	$2.04
Diluted – Class B Convertible Common Stock	$0.35	$0.62	$0.53	$0.39	$1.87

(1)
For Fiscal 2014, the Company recorded certain unusual items consisting of:  amortization of a favorable interim supply agreement associated with the Beer Business Acquisition; other cost of product sold associated with a net gain from the mark to fair value of undesignated commodity swap contracts; transaction and related costs associated with the Beer Business Acquisition; previously unrecognized deferred compensation costs associated with certain employment agreements related to a prior period; restructuring charges and other selling, general and administrative costs associated primarily with certain previously announced restructuring plans; impairment of goodwill and intangible assets associated with the Company’s Canadian business; gain on remeasurement to fair value of the Company’s preexisting equity interest in Crown Imports; and other equity method investment costs. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2014:

	QUARTER ENDED
	May 31, 2013	August 31, 2013	November 30, 2013	February 28, 2014	Full Year
(in millions, net of income tax effect)
Fiscal 2014
Amortization of favorable interim supply agreement	$—	$1.5	$1.6	$1.2	$4.3
Other cost of product sold	$—	$—	$—	$(0.6)	$(0.6)
Transaction and related costs associated with completed acquisitions	$17.2	$4.2	$5.8	$4.3	$31.5
Deferred compensation	$4.4	$—	$—	$—	$4.4
Restructuring charges and other selling, general and administrative costs	$(1.8)	$—	$0.1	$—	$(1.7)
Impairment of goodwill and intangible assets	$—	$296.4	$(1.3)	$—	$295.1
Gain on remeasurement to fair value of equity method investment	$—	$(1,642.0)	$—	$—	$(1,642.0)
Other equity method investment loss	$0.1	$—	$—	$—	$0.1

(2)
The sum of the quarterly earnings per common share for Fiscal 2014 and Fiscal 2013 may not equal the total computed for the respective years as the earnings per common share are computed independently for each of the quarters presented and for the full year.

(3)
For Fiscal 2013, the Company recorded certain unusual items consisting of:  transaction and related costs associated with pending and completed acquisitions, including the Beer Business Acquisition and Mark West; restructuring charges and other selling, general and administrative costs associated primarily with certain previously announced restructuring plans and a gain on an adjustment to a guarantee originally recorded in connection with a prior divestiture; other equity method investment costs; and loss on the write-off of financing fees. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2013:

	QUARTER ENDED
	May 31, 2012	August 31, 2012	November 30, 2012	February 28, 2013	Full Year
(in millions, net of income tax effect)
Fiscal 2013
Transaction and related costs associated with pending and completed acquisitions	$—	$5.7	$5.3	$7.1	$18.1
Restructuring charges and other selling, general and administrative costs	$1.8	$(0.3)	$1.5	$(6.4)	$(3.4)
Other equity method investment costs	$—	$—	$0.1	$0.5	$0.6
Loss on write-off of financing costs	$1.7	$—	$—	$6.1	$7.8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a)	See page 52 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 50 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)
The Beer Business Acquisition was significant to the Company and was consummated effective June 7, 2013. Upon consummation of the Beer Business Acquisition, Crown Imports LLC became a consolidated subsidiary and ceased being accounted for under the equity method. Although we have included Crown Imports LLC within management’s annual assessment of internal control over financial reporting for the year ended February 28, 2014, we are in the process of implementing our internal control over financial reporting structure over the Brewery Business we acquired in connection with the Beer Business Acquisition and expect that this effort will be completed in Fiscal 2015. In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)), other than as noted above, no changes were identified in our internal control over financial reporting during our fiscal quarter ended February 28, 2014 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 23, 2014, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

We have adopted the Chief Executive Officer and Senior Financial Executive Code of Ethics which is a code of ethics that applies to our chief executive officer and our senior financial officers. The Chief Executive Officer and Senior Financial Executive Code of Ethics is located on our Internet website at http://www.cbrands.com/investors/corporate-governance. Amendments to, and waivers granted under, our Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to our website as well. We will provide to anyone, without charge, upon request, a copy of such Code of Ethics. Such requests should be directed in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564 or by telephoning our Investor Center at 1-888-922-2150.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 23, 2014, under those sections of the Proxy Statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 23, 2014, under that section of the Proxy Statement to be titled “Beneficial Ownership.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 28, 2014. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan, Incentive Stock Option Plan, 1989 Employee Stock Purchase Plan and U.K. Sharesave Scheme.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	17,845,484	(1)	$21.82	(2)	27,060,351	(3)(4)(5)
Equity compensation plans not approved by security holders	—		—		—
Total	17,845,484		$21.82		27,060,351

(1)
Includes 1,426,830 shares of unvested performance share units and 1,104,580 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, which ranges from 100% to 200% of the target shares granted. We currently estimate that 628,230 of the target shares granted will be awarded at 200% of target and 170,370 of the target shares granted will be awarded at 100% of target based upon our expectations as of February 28,2014, regarding the achievement of specified performance targets.

(2)	Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.

(3)
Includes 7,438,756 shares of Class A Common Stock under our Incentive Stock Option Plan. However, by the current terms of the Incentive Stock Option Plan, no additional grants of incentive stock options are permitted.

(4)
Includes 1,715,719 shares of Class A Common Stock under our U.K. Sharesave Scheme. However, by the current terms of the U.K. Sharesave Scheme, no additional offerings under the U.K. Sharesave Scheme are permitted.

(5)
Includes 1,859,007 shares of Class A Common Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 61,900 shares are subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 23, 2014, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 23, 2014, under that section of the Proxy Statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets – February 28, 2014, and February 28, 2013

Consolidated Statements of Comprehensive Income for the years ended February 28, 2014, February 28, 2013, and February 29, 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2014, February 28, 2013, and February 29, 2012

Consolidated Statements of Cash Flows for the years ended February 28, 2014, February 28, 2013, and February 29, 2012

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 119 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2014	CONSTELLATION BRANDS, INC.

	By:	/s/ Robert Sands
Robert Sands, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands	/s/ Robert Ryder
Robert Sands, Director, President and Chief Executive Officer (principal executive officer)	Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
Date: April 29, 2014	Date: April 29, 2014

/s/ Richard Sands	/s/ Jerry Fowden
Richard Sands, Director and Chairman of the Board	Jerry Fowden, Director
Date: April 29, 2014	Date: April 29, 2014

/s/ Barry A. Fromberg	/s/ Robert L. Hanson
Barry A. Fromberg, Director	Robert L. Hanson, Director
Date: April 29, 2014	Date: April 29, 2014

/s/ Jeananne K. Hauswald	/s/ James A. Locke III
Jeananne K. Hauswald, Director	James A. Locke III, Director
Date: April 29, 2014	Date: April 29, 2014

/s/ Judy A. Schmeling	/s/ Paul L. Smith
Judy A. Schmeling, Director	Paul L. Smith, Director
Date: April 29, 2014	Date: April 29, 2014

/s/ Keith E. Wandell	/s/ Mark Zupan
Keith E. Wandell, Director	Mark Zupan, Director
Date: April 29, 2014	Date: April 29, 2014

INDEX TO EXHIBITS
Exhibit No.
2.1
Membership Interest Purchase Agreement, dated as of June 28, 2012, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated June 28, 2012, filed November 9, 2012 and incorporated herein by reference.) +

2.2
Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference.) +

2.3
First Amendment dated as of April 19, 2013, to the Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference.) +

2.4
Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference.) +

2.5
First Amendment dated as of April 19, 2013, to the Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference.) +

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference.) #

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference.) #

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference.) #

4.1
Indenture, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference.) #

4.2
Supplemental Indenture No. 1, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference.) #

4.3
Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference.) #

4.4
Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference.) #

4.5
Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference.) #

4.6
Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference.) #

4.7
Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference.) #

4.8
Supplemental Indenture No. 7, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and The Bank of New York Mellon Trust Company, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

4.9
Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference.) #

4.10
Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference.) #

4.11
Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference.) #

4.12
Supplemental Indenture No. 3, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and The Bank of New York Mellon Trust Company, National Association, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

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

4.16
Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference.)

4.17
Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference.)

4.18
Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

4.19
Restatement Agreement, dated as of May 2, 2013, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the lenders party thereto, including Second Amended and Restated Credit Agreement dated as of May 2, 2013, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference.)

4.20
Joinder Agreement, dated as of June 7, 2013, between CIH International S.à r.l., and Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

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

10.1
Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference.) #

10.2
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference.) *

10.3
Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference.) *#

10.4
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference.) *#

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference.) *#

10.6
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007 and before April 1, 2008) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference.) *#

10.7
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference.) *#

10.8
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference.) *#

10.9
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference.) *

10.10
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 3, 2012, filed April 5, 2012, and incorporated herein by reference.) *

10.11
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants before April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference.) *#

10.12
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 6, 2009, filed April 9, 2009, and incorporated herein by reference.) *#

10.13
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference.) *

10.14
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 5, 2011, filed April 8, 2011, and incorporated herein by reference.) *

10.15
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 26, 2013) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 3, 2012, filed April 5, 2012, and incorporated herein by reference.) *

10.16
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 26, 2013) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference.) *

10.17
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference.) *

10.18
Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards before April 5, 2011) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010, and incorporated herein by reference.) *

10.19
Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 5, 2011 and before April 3, 2012) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated April 5, 2011, filed April 8, 2011, and incorporated herein by reference.) *

10.20
Final Form of Performance Share Unit Award Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 3, 2012 and before April 26, 2013) (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference.) *

10.21
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 26, 2013) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference.) *

10.22
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to brewery expansion awards) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference.) *

10.23
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference.) *#

10.24
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 17, 2008) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference.) *#

10.25
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference.) *#

10.26
Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference.) *

10.27
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference.) *

10.28
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference.) *

10.29
Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants before July 22, 2010) (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference.) *#

10.30
Form of Restricted Stock Agreement for Directors with respect to a pro rata award of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference.) *

10.31
Form of Restricted Stock Award Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference.) *

10.32
Form of Restricted Stock Agreement for Directors with respect to grants of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 27, 2012) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference.) *

10.33	Incentive Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference.) *#

10.34
Amendment Number One to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference.) *#

10.35
Amendment Number Two to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 and incorporated herein by reference.) *#

10.36
Amendment Number Three to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference.) *#

10.37
Form of Terms and Conditions Memorandum with respect to the Company’s Incentive Stock Option Plan (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and incorporated herein by reference.) *#

10.38
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference.) *

10.39
Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference.) *#

10.40
First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference.) *#

10.41
Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference.) *#

10.42
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference.) *#

10.43
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference.) *#

10.44
First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference.) *#

10.45
Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference.) *

10.46
Crown Imports LLC 2007 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2011) (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference.) *

10.47
Crown Imports LLC 2011 Supplemental Executive Retirement Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference.) *

10.48
Guarantor Consent and Reaffirmation dated as of February 13, 2013, made by the subsidiaries of the Company from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Bridge Lenders under the Second Amended and Restated Interim Loan Agreement dated as of February 13, 2013, among Constellation Brands, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference.)

10.49
Amended and Restated Guarantee Agreement, dated as of June 7, 2013, made by the subsidiaries of the Company from time to time party thereto and the Constellation Brands, Inc., in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Second Amended and Restated Credit Agreement dated as of May 2, 2013 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.)

10.50
Escrow Agreement, dated as of May 14, 2013, among the Company, Manufacturers and Traders Trust Company, in its capacity as Trustee, and Manufacturers and Traders Trust Company, as escrow agent and securities intermediary (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference.)

10.51
The Constellation Brands UK Sharesave Scheme, as amended (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 and incorporated herein by reference.) *#

10.52
Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference.) *#

10.53
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference.) *#

10.54
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (other than Messrs. Wright, Hackett and Kane) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated and filed May 21, 2008, and incorporated herein by reference.) *#

10.55
Executive Employment Agreement dated November 19, 2010, between Constellation Brands, Inc. and John Ashforth Wright (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference.) *

10.56
Executive Employment Agreement made as of June 17, 2013, among Crown Imports LLC, Constellation Brands, Inc., and William F. Hackett (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference.) *

10.57
Executive Employment Agreement made as of June 17, 2013, between Constellation Brands, Inc. and Thomas M. Kane (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference.) *

10.58
Interim Supply Agreement, dated as of June 7, 2013, between Grupo Modelo, S.A.B. de C. V. and Crown Imports LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.) +

10.59
Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.) +

10.60
Transition Services Agreement, dated as of June 7, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference.) +

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

99.2
Stipulation and Order dated April 19, 2013, among Constellation Brands, Inc. Anheuser-Busch InBev SA/NV, Grupo Modelo, S.A.B. de C.V., and the Antitrust Division of the United States Department of Justice (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference.)

99.3
Final Judgment filed with the United States District Court for the District of Columbia on October 24, 2013, together with Exhibits B and C (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference.)

99.4
Professional Services Contract dated February 13, 2013, effective February 12, 2013, between Constellation Brands, Inc. and Achieve Brand Integrity, LLC (filed as Exhibit 99.5 to the Company’s Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 28, 2013 and incorporated herein by reference.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2014 and February 28, 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2014, February 28, 2013, and February 29, 2012 (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, and (v) Notes to Consolidated Financial Statements.

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

We agree, upon request of the Securities and Exchange Commission, to furnish copies of each instrument that defines the rights of holders of long-term debt of the Company or its subsidiaries that is not filed herewith pursuant to Item 601(b)(4)(iii)(A) because the total amount of long-term debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.