Form 10-Q
period 2014-05-31
CONSTELLATION BRANDS, INC.
filed 2014-07-10
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2014, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	169,203,304
Class B Common Stock, par value $.01 per share	23,402,864
Class 1 Common Stock, par value $.01 per share	None

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

Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. Unless otherwise defined herein, refer to the Notes to the Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q for the definition of capitalized terms used herein.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	May 31, 2014	February 28, 2014
ASSETS
CURRENT ASSETS:
Cash and cash investments	$378.0	$63.9
Accounts receivable, net	651.3	626.2
Inventories	1,781.5	1,743.8
Prepaid expenses and other	326.4	313.3
Total current assets	3,137.2	2,747.2
PROPERTY, PLANT AND EQUIPMENT, net	2,157.1	2,014.3
GOODWILL	6,153.1	6,146.8
INTANGIBLE ASSETS, net	3,229.4	3,231.1
OTHER ASSETS, net	165.6	162.7
Total assets	$14,842.4	$14,302.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$235.2	$57.2
Current maturities of long-term debt	614.4	590.0
Accounts payable	345.7	295.2
Accrued excise taxes	27.5	27.7
Other accrued expenses and liabilities	1,031.9	1,055.6
Total current liabilities	2,254.7	2,025.7
LONG-TERM DEBT, less current maturities	6,345.6	6,373.3
DEFERRED INCOME TAXES	795.9	762.6
OTHER LIABILITIES	159.2	159.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 248,822,004 shares at May 31, 2014, and 248,264,944 shares at February 28, 2014	2.5	2.5
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,408,664 shares at May 31, 2014, and 28,436,565 shares at February 28, 2014	0.3	0.3
Additional paid-in capital	2,157.5	2,116.6
Retained earnings	4,644.9	4,438.2
Accumulated other comprehensive income	133.4	86.0
	6,938.6	6,643.6
Less: Treasury stock –
Class A Common Stock, 79,802,766 shares at May 31, 2014, and 80,225,575 shares at February 28, 2014, at cost	(1,649.4)	(1,660.1)
Class B Convertible Common Stock, 5,005,800 shares at May 31, 2014, and February 28, 2014, at cost	(2.2)	(2.2)
	(1,651.6)	(1,662.3)
Total stockholders’ equity	5,287.0	4,981.3
Total liabilities and stockholders’ equity	$14,842.4	$14,302.1

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Three Months Ended May 31,
	2014	2013
SALES	$1,687.1	$766.2
Less – excise taxes	(161.1)	(92.8)
Net sales	1,526.0	673.4
COST OF PRODUCT SOLD	(855.9)	(417.3)
Gross profit	670.1	256.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(277.9)	(185.6)
Operating income	392.2	70.5
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	0.5	66.6
INTEREST EXPENSE, net	(86.4)	(54.8)
Income before income taxes	306.3	82.3
PROVISION FOR INCOME TAXES	(99.6)	(29.4)
NET INCOME	$206.7	$52.9

COMPREHENSIVE INCOME	$254.1	$29.4

SHARE DATA:
Earnings per common share:
Basic – Class A Common Stock	$1.09	$0.29
Basic – Class B Convertible Common Stock	$0.99	$0.26

Diluted – Class A Common Stock	$1.03	$0.27
Diluted – Class B Convertible Common Stock	$0.95	$0.25

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.158	161.729
Basic – Class B Convertible Common Stock	23.415	23.499

Diluted – Class A Common Stock	200.358	194.884
Diluted – Class B Convertible Common Stock	23.415	23.499

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$206.7	$52.9

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	39.6	21.0
Depreciation of property, plant and equipment	39.0	27.5
Stock-based compensation expense	11.7	12.8
Amortization of intangible assets	10.5	1.5
Amortization of deferred financing costs	2.6	1.7
Equity in earnings of equity method investees, net of distributed earnings	0.2	(35.7)
Change in operating assets and liabilities:
Accounts receivable, net	(24.3)	18.2
Inventories	(31.8)	30.7
Prepaid expenses and other current assets	(17.4)	(6.2)
Accounts payable	32.5	(55.1)
Accrued excise taxes	(0.3)	(1.3)
Other accrued expenses and liabilities	(44.1)	(78.7)
Other, net	7.4	14.0
Total adjustments	25.6	(49.6)
Net cash provided by operating activities	232.3	3.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(131.4)	(22.0)
Other investing activities	(4.9)	2.0
Net cash used in investing activities	(136.3)	(20.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	178.1	221.1
Excess tax benefits from stock-based payment awards	57.4	47.3
Proceeds from exercises of employee stock options	10.8	62.4
Payments of minimum tax withholdings on stock-based payment awards	(28.4)	(17.2)
Principal payments of long-term debt	(4.8)	(4.9)
Proceeds from issuance of long-term debt	—	1,550.0
Payment of restricted cash upon issuance of long-term debt	—	(1,550.0)
Payments of financing costs of long-term debt	—	(13.2)
Net cash provided by financing activities	213.1	295.5

Effect of exchange rate changes on cash and cash investments	5.0	(1.0)

NET INCREASE IN CASH AND CASH INVESTMENTS	314.1	277.8
CASH AND CASH INVESTMENTS, beginning of period	63.9	331.5
CASH AND CASH INVESTMENTS, end of period	$378.0	$609.3

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$1.1	$0.1

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
(unaudited)

1.	BASIS OF PRESENTATION:

The consolidated financial statements included herein have been prepared by Constellation Brands, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014 (the “2014 Annual Report”). Results of operations for interim periods are not necessarily indicative of annual results.

2.	RECENTLY ADOPTED ACCOUNTING GUIDANCE:

Liabilities –
Effective March 1, 2014, the Company adopted the Financial Accounting Standards Board (“FASB”) guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The adoption of this guidance on March 1, 2014, did not have a material impact on the Company’s consolidated financial statements.

Foreign currency translation –
Effective March 1, 2014, the Company adopted the FASB amended guidance to clarify the applicable guidance for the release of foreign currency cumulative translation adjustments under generally accepted accounting principles in the U.S. The amended guidance clarifies when cumulative translation adjustments should be released into net income in connection with (i)  the loss of a controlling financial interest in a subsidiary or group of assets within a foreign entity or (ii)  the partial sale of an equity method investment that is a foreign entity. The amended guidance also clarifies the types of events that result in the sale of an investment in a foreign entity. The adoption of this amended guidance on March 1, 2014, did not have a material impact on the Company’s consolidated financial statements.

Income taxes –
Effective March 1, 2014, the Company adopted the FASB amended guidance to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. The adoption of this amended guidance on March 1, 2014, did not have a material impact on the Company’s consolidated financial statements.

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

On June 7, 2013, the Company acquired (i)  the remaining 50% equity interest in Crown Imports (the “Crown Acquisition”) and (ii)(a)  all of the issued and outstanding equity interests of Compañía Cervecera de Coahuila, S. de R.L. de C.V. (the “Brewery Company”), which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)(b)  all of the issued and outstanding equity interests of Servicios Modelo de Coahuila, S. de R.L. de C.V., which provides personnel and services for the operation and maintenance of the

Brewery (the “Service Company”), and (ii)(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell the Mexican Beer Brands as of the date of acquisition, and certain extensions (all collectively referred to as the “Brewery Purchase”). The business of the Brewery Company and Service Company acquired by the Company is referred to as the “Brewery Business.” The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.” In connection with the Beer Business Acquisition, the Company is required to build out and expand the Brewery from 10 million hectoliters to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates the supplier to provide Crown Imports with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The aggregate purchase price of $5,226.4 million consists of cash paid at closing of $4,745.0 million, net of cash acquired of $106.8 million, plus the fair value of an additional purchase price for the finalization of the Final EBITDA Amount (as defined in the stock purchase agreement) of $543.3 million, as well as additional estimated cash payments for certain working capital adjustments. The fair value of the additional purchase price related to the Final EBITDA Amount was estimated by discounting future cash flows. During the third quarter of fiscal 2014, the calculation of the Final EBITDA Amount was finalized requiring the Company to make a payment of $558.0 million no later than June 7, 2014, consisting of the additional purchase price of $543.3 million plus imputed interest of $14.7 million.

The aggregate cash paid at closing was financed with:

•	The proceeds from the issuance of $1,550.0 million aggregate principal amount of May 2013 Senior Notes (as defined in Note 10);

•
$1,500.0 million in term loans consisting of a $500.0 million European Term A Facility (as defined in Note 10) and a $1,000.0 million European Term B Facility (as defined in Note 10) under the 2013 Credit Agreement (as defined in Note 10);

•	$675.0 million in term loans under the U.S. Term A-2 Facility (as defined in Note 10) under the 2013 Credit Agreement;

•	$208.0 million in proceeds of borrowings under the Company’s then existing accounts receivable securitization facility;

•	$580.0 million in borrowings under the Company’s revolving credit facility under the 2013 Credit Agreement; and

•	Approximately $232.0 million of cash on hand (inclusive of $13.0 million of borrowings under a subsidiary working capital facility).

Subsequent to May 31, 2014, the Company paid the Final EBITDA Amount of $558.0 million with $150.0 million in borrowings under the Revolving Credit Facility (as defined in Note 10) under the 2014 Credit Agreement (as defined in Note 10), $100.0 million in proceeds of borrowings under the Company’s accounts receivable securitization facilities and $308.0 million of cash on hand.

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

The aggregate purchase price of the Beer Business Acquisition and the estimated fair value of the Company’s preexisting 50% equity interest in Crown Imports have been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values of each as of the acquisition date. The following table summarizes the allocation of the estimated fair value of the Beer Business Acquisition to the separately identifiable assets acquired and liabilities assumed as of June 7, 2013:

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

The Company has recognized transaction, integration and other acquisition-related costs of $82.8 million through May 31, 2014. For the three months ended May 31, 2014, and May 31, 2013, the Company has recognized transaction, integration and other acquisition-related costs of $4.5 million and $27.6 million, respectively. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

The results of operations of the Beer Business Acquisition is reported in the Company’s Beer segment and has been included in the consolidated results of operations of the Company from the date of acquisition. The following table sets forth the unaudited historical financial information for the three months ended May 31, 2014, and the unaudited pro forma financial information for the three months ended May 31, 2013. The unaudited pro forma financial information for the three months ended May 31, 2013, presents consolidated information as if the Beer Business Acquisition had occurred on March 1, 2013. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the three months ended May 31, 2013, combines (i)  the Company’s historical statement of income for the three months ended May 31, 2013; (ii)  Crown Imports’ historical statement of income for the three months ended March 31, 2013; and (iii)  the Brewery Business’ carve-out combined income statement for the three months ended March 31, 2013. The unaudited pro forma financial information is presented after giving effect to certain adjustments for depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, amortization of deferred financing costs and related income tax effects. The unaudited pro forma financial information excludes the gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports and the acquisition-related costs noted above as both are nonrecurring amounts directly attributable to the transaction. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

	For the Three Months Ended May 31,
	2014	2013
(in millions, except per share data)
Net sales	$1,526.0	$1,239.0
Income before income taxes	$306.3	$213.4
Net income	$206.7	$139.8

Earnings per common share:
Basic – Class A Common Stock	$1.09	$0.76
Basic – Class B Convertible Common Stock	$0.99	$0.69

Diluted – Class A Common Stock	$1.03	$0.72
Diluted – Class B Convertible Common Stock	$0.95	$0.66

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.158	161.729
Basic – Class B Convertible Common Stock	23.415	23.499

Diluted – Class A Common Stock	200.358	194.884
Diluted – Class B Convertible Common Stock	23.415	23.499

4.    INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	May 31, 2014	February 28, 2014
(in millions)
Raw materials and supplies	$78.8	$87.8
In-process inventories	1,149.2	1,235.4
Finished case goods	553.5	420.6
	$1,781.5	$1,743.8

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

The Company enters into derivative instruments, primarily foreign currency forward and option contracts, commodity pricing swaps and interest rate swaps, to manage foreign currency, commodity pricing and interest rate risks, respectively. The Company recognizes all derivatives as either assets or liabilities on its Consolidated Balance Sheets and measures those instruments at fair value (see Note 6). The fair values of the Company’s derivative instruments change with fluctuations in currency rates, commodity prices and/or interest rates and are expected to offset changes in the values of the underlying exposures. The Company’s derivative instruments are held solely to hedge economic exposures. The Company follows strict policies to manage foreign currency, commodity pricing and interest rate risks, including prohibitions on derivative market-making or other speculative activities.

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

Certain of the Company’s derivative instruments do not qualify for hedge accounting treatment under the FASB guidance for derivatives and hedging; for others, the Company chooses not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge the Company’s exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to the repatriation of those loans or investments; and commodity prices, primarily consisting of diesel fuel, corn, aluminum and natural gas prices. Foreign currency contracts, generally less than 12 months in duration, and commodity swap contracts, generally less than 36 months in duration, are used to hedge some of these risks. The Company’s derivative policy permits the use of undesignated derivatives as approved by senior management.

For these undesignated instruments, the mark to fair value is reported currently through earnings on the Company’s Consolidated Statements of Comprehensive Income. For purposes of measuring segment operating performance, the unrealized gains or losses from the mark to fair value of the Company’s undesignated commodity swap contracts are reported outside of segment operating results until such time that the underlying exposure is realized in the segment operating results. At that time, the realized gains or losses from the mark to fair value of the undesignated commodity swap contracts are reported in the appropriate operating segment, allowing the Company’s operating segments to realize the economic effects of the commodity swap contracts without the resulting unrealized mark to fair value volatility. The net unrealized gain reported outside of segment operating results for the three months ended May 31, 2014, was not material. There were no amounts reported outside of segment operating results for the three months ended May 31, 2013.

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

The Company records the fair value of its foreign currency contracts, commodity swap contracts and interest rate swap contracts qualifying for cash flow hedge accounting treatment on its Consolidated Balance Sheets with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI (as defined in Note 14)). These deferred gains or losses are recognized on the Company’s Consolidated Statements of Comprehensive Income in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of such derivative instrument is immediately recognized on the Company’s Consolidated Statements of Comprehensive Income. The Company expects $2.4 million of net gains, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

The absolute notional value of outstanding derivative instruments are as follows:

	May 31, 2014	February 28, 2014
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$708.0	$636.6
Interest rate swap contracts	$500.0	$500.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$951.7	$643.8
Commodity swap contracts	$168.0	$88.0
Interest rate swap contracts	$1,000.0	$1,000.0

Fair values of derivative instruments:
The estimated fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 6):

Balance Sheet Location	May 31, 2014	February 28, 2014
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$15.0	$11.2
Other accrued expenses and liabilities	$0.3	$3.2
Other assets, net	$8.4	$4.4
Other liabilities	$0.4	$0.7

Interest rate swap contracts:
Other accrued expenses and liabilities	$3.8	$3.4
Other liabilities	$0.5	$0.7

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.0	$3.3
Other accrued expenses and liabilities	$5.6	$0.9

Interest rate swap contracts:
Prepaid expenses and other	$4.4	$3.5
Other accrued expenses and liabilities	$16.6	$13.3
Other assets, net	$0.6	$0.9
Other liabilities	$12.8	$15.5

Commodity swap contracts:
Prepaid expenses and other	$1.0	$1.3
Other accrued expenses and liabilities	$0.7	$0.1
Other assets, net	$0.8	$0.2
Other liabilities	$0.4	$0.4

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Comprehensive Income, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Three Months Ended May 31, 2014
Foreign currency contracts	$9.9	Sales	$1.2
Foreign currency contracts	0.4	Cost of product sold	0.3
Interest rate swap contracts	(0.5)	Interest expense, net	(2.0)
Total	$9.8	Total	$(0.5)

For the Three Months Ended May 31, 2013
Foreign currency contracts	$(0.5)	Sales	$0.9
Foreign currency contracts	(1.2)	Cost of product sold	0.2
Interest rate swap contracts	1.2	Interest expense, net	(2.1)
Total	$(0.5)	Total	$(1.0)

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net (Loss) Gain Recognized in Income (Ineffective portion)	Net (Loss) Gain Recognized in Income (Ineffective portion)
(in millions)
For the Three Months Ended May 31, 2014
Foreign currency contracts	Selling, general and administrative expenses	$(0.1)

For the Three Months Ended May 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.1
Commodity swap contracts	Selling, general and administrative expenses	0.1
		$0.2

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Comprehensive Income is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Three Months Ended May 31, 2014
Commodity swap contracts	Cost of product sold	$0.2
Foreign currency contracts	Selling, general and administrative expenses	(5.7)
		$(5.5)

For the Three Months Ended May 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$(2.0)
Commodity swap contracts	Selling, general and administrative expenses	(1.0)
		$(3.0)

Credit risk:
The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2014, the estimated fair value of derivative instruments in a net liability position due to counterparties was $28.0 million. If the Company were required to settle the net liability position under these derivative instruments on May 31, 2014, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of May 31, 2014, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of May 31, 2014, the estimated fair value of derivative instruments in a net receivable position due from counterparties was $19.1 million.

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company calculates the estimated fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	May 31, 2014		February 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$378.0	$378.0	$63.9	$63.9
Accounts receivable, net	$651.3	$651.3	$626.2	$626.2
Available-for-sale debt securities	$9.0	$9.0	$8.8	$8.8
Foreign currency contracts	$25.4	$25.4	$18.9	$18.9
Interest rate swap contracts	$5.0	$5.0	$4.4	$4.4
Commodity swap contracts	$1.8	$1.8	$1.5	$1.5

Liabilities:
Notes payable to banks	$235.2	$235.2	$57.2	$57.2
Accounts payable	$345.7	$345.7	$295.2	$295.2
Long-term debt, including current portion	$6,960.0	$7,133.7	$6,963.3	$7,140.8
Foreign currency contracts	$6.3	$6.3	$4.8	$4.8
Interest rate swap contracts	$33.7	$33.7	$32.9	$32.9
Commodity swap contracts	$1.1	$1.1	$0.5	$0.5

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

The following table presents the Company’s financial assets and liabilities measured at estimated fair value on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2014
Assets:
AFS debt securities	$—	$—	$9.0	$9.0
Foreign currency contracts	$—	$25.4	$—	$25.4
Interest rate swap contracts	$—	$5.0	$—	$5.0
Commodity swap contracts	$—	$1.8	$—	$1.8
Liabilities:
Foreign currency contracts	$—	$6.3	$—	$6.3
Interest rate swap contracts	$—	$33.7	$—	$33.7
Commodity swap contracts	$—	$1.1	$—	$1.1

February 28, 2014
Assets:
AFS debt securities	$—	$—	$8.8	$8.8
Foreign currency contracts	$—	$18.9	$—	$18.9
Interest rate swap contracts	$—	$4.4	$—	$4.4
Commodity swap contracts	$—	$1.5	$—	$1.5
Liabilities:
Foreign currency contracts	$—	$4.8	$—	$4.8
Interest rate swap contracts	$—	$32.9	$—	$32.9
Commodity swap contracts	$—	$0.5	$—	$0.5

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

7.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Wine and Spirits	Beer	Consolidation and Eliminations	Consolidated
(in millions)
Balance, February 28, 2013
Goodwill	$2,722.3	$13.0	$(13.0)	$2,722.3
Accumulated impairment losses	—	—	—	—
	2,722.3	13.0	(13.0)	2,722.3
Purchase accounting allocations	—	3,702.8	13.0	3,715.8
Impairment of goodwill	(278.7)	—	—	(278.7)
Foreign currency translation adjustments	(11.4)	(1.2)	—	(12.6)
Balance, February 28, 2014
Goodwill	2,693.5	3,714.6	—	6,408.1
Accumulated impairment losses	(261.3)	—	—	(261.3)
	2,432.2	3,714.6	—	6,146.8
Foreign currency translation adjustments	4.9	1.4	—	6.3
Balance, May 31, 2014
Goodwill	2,703.7	3,716.0	—	6,419.7
Accumulated impairment losses	(266.6)	—	—	(266.6)
	$2,437.1	$3,716.0	$—	$6,153.1

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

8.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	May 31, 2014		February 28, 2014
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$104.0	$69.5	$103.6	$70.5
Favorable interim supply agreement	68.3	54.7	68.3	62.3
Other	21.3	10.3	14.7	5.3
Total	$193.6	134.5	$186.6	138.1

Nonamortizable intangible assets:
Trademarks		3,089.8		3,088.0
Other		5.1		5.0
Total		3,094.9		3,093.0
Total intangible assets, net		$3,229.4		$3,231.1

The Company did not incur costs to renew or extend the term of acquired intangible assets during the three months ended May 31, 2014, and May 31, 2013. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $10.5 million and $1.5 million for the three months ended May 31, 2014, and May 31, 2013, respectively. Estimated amortization expense for the remaining nine months of fiscal 2015 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2015	$30.7
2016	$39.4
2017	$10.1
2018	$5.5
2019	$5.5
2020	$5.5
Thereafter	$37.8

9.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	May 31, 2014	February 28, 2014
(in millions)
Beer Business Acquisition payable	$559.4	$555.7
Promotions and advertising	102.2	103.1
Income taxes payable	69.4	45.4
Salaries, commissions, and payroll benefits and withholdings	61.0	118.7
Accrued interest	48.8	56.9
Deferred revenue	48.6	52.8
Other	142.5	123.0
	$1,031.9	$1,055.6

10.    BORROWINGS:

Borrowings consist of the following:

	May 31, 2014			February 28, 2014
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$—
Other	235.2	—	235.2	57.2
	$235.2	$—	$235.2	$57.2

Long-term Debt:
Senior Credit Facility – Term Loans	$97.0	$2,767.8	$2,864.8	$2,864.8
Senior Notes	499.6	3,548.0	4,047.6	4,047.3
Other Long-term Debt	17.8	29.8	47.6	51.2
	$614.4	$6,345.6	$6,960.0	$6,963.3

Senior credit facility –
In connection with the Beer Business Acquisition, on May 2, 2013 (the “2013 Restatement Date”), the Company, CIH International S.à r.l., an indirect wholly owned subsidiary of the Company (“CIH” and together with the Company, the “Borrowers”), and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “2013 Restatement Agreement”) that amended and restated the Company’s then existing senior credit facility (as amended and restated by the 2013 Restatement Agreement, the “2013 Credit Agreement”). The 2013 Restatement Agreement was entered into by the Company to arrange a portion of the debt to finance the Beer Business Acquisition. On May 28, 2014, the Company, CIH, the Administrative Agent, and certain other lenders (all such parties other than either of the Borrowers are collectively referred to as the “Lenders”) entered into a Restatement Agreement (the “2014 Restatement Agreement”) that amended and restated the 2013 Credit Agreement (as amended and restated by the 2014 Restatement Agreement, the “2014 Credit Agreement”). The principal change to the 2013 Credit Agreement effected by the 2014 Credit Agreement was the conversion of the pre-existing $850.0 million revolving credit facility into two tranches, a $425.0 million U.S. revolving credit facility (the “U.S. Revolving Credit Facility”) and a $425.0 million European revolving credit facility (the “European Revolving Credit Facility”). The Company is the borrower under the U.S. Revolving Credit Facility and the Company and/or CIH is the borrower under the European Revolving Credit Facility.

The 2014 Credit Agreement provides for aggregate credit facilities of $3,714.8 million, consisting of a $496.3 million U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A Facility”), a $245.0 million U.S. term loan facility maturing on June 7, 2019 (the “U.S. Term A-1 Facility”), a $649.7 million U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A-2 Facility”), a $481.3 million European term loan facility maturing on June 7, 2018 (the “European Term A Facility”), a $992.5 million European term loan facility maturing on June 7, 2020 (the “European Term B Facility”), and an aggregate $850.0 million revolving credit facility (including two sub-facilities for letters of credit of up to $200.0 million in the aggregate) which terminates on June 7, 2018 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for credit facilities consisting of the $425.0 million U.S. Revolving Credit Facility and the $425.0 million European Revolving Credit Facility. The 2014 Credit Agreement also permits the Company from time to time to elect to increase the Lenders’ revolving credit commitments under the U.S. Revolving Credit Facility or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans, other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $750.0 million. A portion of the borrowings under the 2013 Credit Agreement were used to refinance the outstanding obligations under the Company’s then existing senior credit facility with the remainder used to finance a portion of the purchase price for the Beer Business Acquisition and related expenses.

The U.S. obligations under the 2014 Credit Agreement are guaranteed by certain of the Company’s U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and (ii)  65% of the ownership interests in certain of the Company’s foreign subsidiaries. The European obligations under the 2014 Credit Agreement are guaranteed by the Company and certain of the Company’s U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of certain interests in certain of CIH’s subsidiaries and (ii)  100% of the ownership interests in certain of the Company’s U.S. subsidiaries and 65% of the ownership interests in certain of the Company’s foreign subsidiaries.

As of May 31, 2014, under the 2014 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $496.3 million bearing an interest rate of 1.9%, U.S. Term A-1 Facility of $245.0 million bearing an interest rate of 2.2%, U.S. Term A-2 Facility of $649.7 million bearing an interest rate of 1.9%, European Term A Facility of $481.3 million bearing an interest rate of 1.9%, European Term B Facility of $992.5 million bearing an interest rate of 2.8%, outstanding letters of credit of $14.2 million, and $835.8 million in revolving loans available to be drawn. As of May 31, 2014, the LIBOR margin for the U.S. Term A Facility, the U.S. Term A-2 Facility, the European Term A Facility and the Revolving Credit Facility was 1.75%; the LIBOR margin for the U.S. Term A-1 Facility was 2.0%; and the LIBOR margin for the European Term B Facility was 2.0%.

In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated as a hedge. The Company also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. For the three months ended May 31, 2014, and May 31, 2013, the Company reclassified net losses of $2.0 million and $2.1 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income.

Senior notes –
On May 14, 2013, the Company issued $500.0 million aggregate principal amount of 3.75% Senior Notes due May 2021 (the “May 2013 Eight Year Senior Notes”) and $1,050.0 million aggregate principal amount of 4.25% Senior Notes due May 2023 (the “May 2013 Ten Year Senior Notes”) (collectively, the “May 2013 Senior Notes”). The Company used the net proceeds from the offering ($1,535.5 million) to fund a portion of the purchase price for the Beer Business Acquisition. Interest on the May 2013 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2013. The May 2013 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The May 2013 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness. Certain of the Company’s U.S. subsidiaries guarantee the May 2013 Senior Notes on a senior unsecured basis. In connection with the issuance of the May 2013 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “May 2013 Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the May 2013 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “May 2013 Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Beer Business Acquisition. In accordance with the terms of the May 2013 Escrow Agreement, in connection with the closing of the Beer Business Acquisition, the May 2013 Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition. As of May 31, 2014, the Company had outstanding $1,550.0 million aggregate principal amount of May 2013 Senior Notes.

Accounts receivable securitization facilities –
On October 1, 2013, the Company entered into an amended and restated 364-day revolving trade accounts receivable securitization facility (the “CBI Facility”). Under the CBI Facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated with the Company for financial reporting purposes. The CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of May 31, 2014, the CBI SPV had aggregate outstanding borrowings under the CBI Facility of $54.0 million bearing a weighted average interest rate of 1.1%. As of May 31, 2014, the Company had $216.0 million available under the CBI Facility.

Also, on October 1, 2013, Crown Imports entered into a 364-day revolving trade accounts receivable securitization facility (the “Crown Facility”). Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated with the Company for financial reporting purposes. The Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million structured to account for the seasonality of Crown Imports’ business. As of May 31, 2014, the Crown SPV had aggregate outstanding borrowings under the Crown Facility of $38.0 million bearing a weighted average interest rate of 1.1%. As of May 31, 2014, the Company had $122.0 million available under the Crown Facility.

11.    INCOME TAXES:

The Company’s effective tax rate for the three months ended May 31, 2014, and May 31, 2013, was 32.5% and 35.7%, respectively. The Company’s effective tax rate for the three months ended May 31, 2014, benefitted from the integration of the Beer Business Acquisition.

12.    COMMITMENTS AND CONTINGENCIES:

Indemnification liabilities –
In connection with a prior divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of the divested business, a certain facility in the U.K. and certain income tax matters. As of May 31, 2014, and February 28, 2014, the carrying amount of these indemnification liabilities was $11.5 million and $11.6 million, respectively, and is included in other liabilities on the Company’s Consolidated Balance Sheets. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of May 31, 2014, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $292.7 million under these indemnifications with $278.9 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

13.    EARNINGS PER COMMON SHARE:

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the three months ended May 31, 2014, and May 31, 2013, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the three months ended May 31, 2014, and May 31, 2013, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted earnings per common share is as follows:

	For the Three Months Ended May 31,
	2014	2013
(in millions, except per share data)
Income available to common stockholders	$206.7	$52.9

Weighted average common shares outstanding – basic:
Class A Common Stock	168.158	161.729
Class B Convertible Common Stock	23.415	23.499

Weighted average common shares outstanding – diluted:
Class A Common Stock	168.158	161.729
Class B Convertible Common Stock	23.415	23.499
Stock-based awards, primarily stock options	8.785	9.656
Weighted average common shares outstanding – diluted	200.358	194.884

Earnings per common share – basic:
Class A Common Stock	$1.09	$0.29
Class B Convertible Common Stock	$0.99	$0.26
Earnings per common share – diluted:
Class A Common Stock	$1.03	$0.27
Class B Convertible Common Stock	$0.95	$0.25

For the three months ended May 31, 2014, and May 31, 2013, stock-based awards, primarily stock options, which could result in the issuance of 0.9 million and 1.0 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

14.    COMPREHENSIVE INCOME:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax Amount	Tax Expense	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2014
Net income			$206.7
Other comprehensive income:
Foreign currency translation adjustments:
Net gains	$37.5	$(0.7)	36.8
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	37.5	(0.7)	36.8
Unrealized gain on cash flow hedges:
Net derivative gains	13.6	(3.8)	9.8
Reclassification adjustments	1.4	(0.8)	0.6
Net gain recognized in other comprehensive income	15.0	(4.6)	10.4
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.3	(0.1)	0.2
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.3	(0.1)	0.2
Pension/postretirement adjustments:
Net actuarial gains	—	—	—
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	—	—	—
Other comprehensive income	$52.8	$(5.4)	47.4
Total comprehensive income			$254.1

For the Three Months Ended May 31, 2013
Net income			$52.9
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(22.3)	$(0.5)	(22.8)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(22.3)	(0.5)	(22.8)
Unrealized gain on cash flow hedges:
Net derivative losses	—	(0.5)	(0.5)
Reclassification adjustments	1.5	(0.7)	0.8
Net gain recognized in other comprehensive loss	1.5	(1.2)	0.3
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(1.2)	(0.1)	(1.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(1.2)	(0.1)	(1.3)
Pension/postretirement adjustments:
Net actuarial gains	0.2	(0.1)	0.1
Reclassification adjustments	0.3	(0.1)	0.2
Net gain recognized in other comprehensive loss	0.5	(0.2)	0.3
Other comprehensive loss	$(21.5)	$(2.0)	(23.5)
Total comprehensive income			$29.4

Accumulated other comprehensive income (loss) (“AOCI”), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized (Losses) Gains on Derivative Instruments	Net Unrealized (Losses) Gains on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2014	$103.6	$(8.9)	$(1.5)	$(7.2)	$86.0
Other comprehensive income:
Other comprehensive income before reclassification adjustments	36.8	9.8	0.2	—	46.8
Amounts reclassified from accumulated other comprehensive income	—	0.6	—	—	0.6
Other comprehensive income	36.8	10.4	0.2	—	47.4
Balance, May 31, 2014	$140.4	$1.5	$(1.3)	$(7.2)	$133.4

15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of May 31, 2014, and February 28, 2014, the condensed consolidating statements of comprehensive income for the three months ended May 31, 2014, and May 31, 2013, and the condensed consolidating statements of cash flows for the three months ended May 31, 2014, and May 31, 2013, for the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”), the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s 2014 Annual Report, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.
In connection with the preparation of the condensed consolidating financial information, the Company made certain immaterial adjustments to the condensed consolidating statement of cash flows for the three months ended May 31, 2013. The Company will also make similar adjustments to its condensed consolidating statements of cash flows for comparative prior periods presented in future filings. These adjustments (i)  did not change the net increase in cash and cash investments for the parent company, the Subsidiary Guarantors or the Subsidiary Nonguarantors and (ii)  had no impact on the consolidated amounts. The substantial majority of these adjustments had the effect of (i)  decreasing the parent company’s cash flows from operating activities and increasing the parent company’s cash flows from financing activities and (ii)  increasing the Subsidiary Guarantors’ cash flows from operating activities and decreasing the Subsidiary Guarantors’ cash flows from financing activities.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2014
Current assets:
Cash and cash investments	$9.8	$2.6	$365.6	$—	$378.0
Accounts receivable, net	0.1	29.5	621.7	—	651.3
Inventories	158.2	1,302.4	404.0	(83.1)	1,781.5
Intercompany receivable	9,158.3	13,523.5	4,767.2	(27,449.0)	—
Prepaid expenses and other	48.7	69.1	687.0	(478.4)	326.4
Total current assets	9,375.1	14,927.1	6,845.5	(28,010.5)	3,137.2
Property, plant and equipment, net	47.7	850.8	1,258.6	—	2,157.1
Investments in subsidiaries	11,320.0	10.6	—	(11,330.6)	—
Goodwill	—	5,411.3	741.8	—	6,153.1
Intangible assets, net	—	710.9	2,514.8	3.7	3,229.4
Intercompany notes receivable	3,660.5	7.9	—	(3,668.4)	—
Other assets, net	60.7	70.8	34.1	—	165.6
Total assets	$24,464.0	$21,989.4	$11,394.8	$(43,005.8)	$14,842.4

Current liabilities:
Notes payable to banks	$—	$—	$235.2	$—	$235.2
Current maturities of long-term debt	563.0	16.1	35.3	—	614.4
Accounts payable	28.2	103.4	214.1	—	345.7
Accrued excise taxes	9.9	12.5	5.1	—	27.5
Intercompany payable	12,953.2	9,849.2	4,646.6	(27,449.0)	—
Other accrued expenses and liabilities	690.4	115.3	730.4	(504.2)	1,031.9
Total current liabilities	14,244.7	10,096.5	5,866.7	(27,953.2)	2,254.7
Long-term debt, less current maturities	4,877.0	29.1	1,439.5	—	6,345.6
Deferred income taxes	20.6	588.9	186.4	—	795.9
Intercompany notes payable	—	3,652.0	16.4	(3,668.4)	—
Other liabilities	34.7	24.2	100.3	—	159.2
Stockholders’ equity	5,287.0	7,598.7	3,785.5	(11,384.2)	5,287.0
Total liabilities and stockholders’ equity	$24,464.0	$21,989.4	$11,394.8	$(43,005.8)	$14,842.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2014
Current assets:
Cash and cash investments	$0.5	$0.8	$62.6	$—	$63.9
Accounts receivable, net	0.2	9.0	617.0	—	626.2
Inventories	153.5	1,270.0	384.8	(64.5)	1,743.8
Intercompany receivable	8,529.4	13,339.0	4,104.0	(25,972.4)	—
Prepaid expenses and other	49.1	61.6	701.6	(499.0)	313.3
Total current assets	8,732.7	14,680.4	5,870.0	(26,535.9)	2,747.2
Property, plant and equipment, net	39.4	846.3	1,128.6	—	2,014.3
Investments in subsidiaries	10,795.6	9.4	—	(10,805.0)	—
Goodwill	—	5,411.3	735.5	—	6,146.8
Intangible assets, net	—	707.6	2,523.0	0.5	3,231.1
Intercompany notes receivable	3,606.0	8.5	—	(3,614.5)	—
Other assets, net	62.4	64.6	35.7	—	162.7
Total assets	$23,236.1	$21,728.1	$10,292.8	$(40,954.9)	$14,302.1

Current liabilities:
Notes payable to banks	$—	$—	$57.2	$—	$57.2
Current maturities of long-term debt	547.1	16.4	26.5	—	590.0
Accounts payable	24.4	109.0	161.8	—	295.2
Accrued excise taxes	13.7	8.5	5.5	—	27.7
Intercompany payable	11,996.5	9,700.4	4,275.5	(25,972.4)	—
Other accrued expenses and liabilities	712.9	182.3	680.7	(520.3)	1,055.6
Total current liabilities	13,294.6	10,016.6	5,207.2	(26,492.7)	2,025.7
Long-term debt, less current maturities	4,892.3	32.8	1,448.2	—	6,373.3
Deferred income taxes	17.2	569.4	176.0	—	762.6
Intercompany notes payable	—	3,597.7	16.8	(3,614.5)	—
Other liabilities	50.7	21.5	87.0	—	159.2
Stockholders’ equity	4,981.3	7,490.1	3,357.6	(10,847.7)	4,981.3
Total liabilities and stockholders’ equity	$23,236.1	$21,728.1	$10,292.8	$(40,954.9)	$14,302.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2014
Sales	$544.5	$1,302.3	$814.0	$(973.7)	$1,687.1
Less – excise taxes	(76.3)	(67.6)	(17.2)	—	(161.1)
Net sales	468.2	1,234.7	796.8	(973.7)	1,526.0
Cost of product sold	(378.3)	(923.3)	(508.7)	954.4	(855.9)
Gross profit	89.9	311.4	288.1	(19.3)	670.1
Selling, general and administrative expenses	(92.9)	(148.5)	(40.4)	3.9	(277.9)
Operating (loss) income	(3.0)	162.9	247.7	(15.4)	392.2
Equity in earnings of equity method investees and subsidiaries	505.8	1.5	0.2	(507.0)	0.5
Interest income	—	—	0.5	—	0.5
Intercompany interest income	44.1	49.3	0.1	(93.5)	—
Interest expense	(71.9)	(0.3)	(14.7)	—	(86.9)
Intercompany interest expense	(49.2)	(44.1)	(0.2)	93.5	—
Income before income taxes	425.8	169.3	233.6	(522.4)	306.3
(Provision for) benefit from income taxes	(219.1)	(62.5)	177.4	4.6	(99.6)
Net income	$206.7	$106.8	$411.0	$(517.8)	$206.7
Comprehensive income	$254.1	$108.5	$457.8	$(566.3)	$254.1

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2013
Sales	$552.5	$390.3	$213.9	$(390.5)	$766.2
Less – excise taxes	(78.1)	2.0	(16.7)	—	(92.8)
Net sales	474.4	392.3	197.2	(390.5)	673.4
Cost of product sold	(400.0)	(275.1)	(128.4)	386.2	(417.3)
Gross profit	74.4	117.2	68.8	(4.3)	256.1
Selling, general and administrative expenses	(119.0)	(28.9)	(41.9)	4.2	(185.6)
Operating (loss) income	(44.6)	88.3	26.9	(0.1)	70.5
Equity in earnings of equity method investees and subsidiaries	133.8	66.4	0.1	(133.7)	66.6
Interest income	—	—	1.9	—	1.9
Intercompany interest income	25.8	36.7	0.4	(62.9)	—
Interest expense	(53.4)	(2.7)	(0.6)	—	(56.7)
Intercompany interest expense	(39.0)	(23.8)	(0.1)	62.9	—
Income before income taxes	22.6	164.9	28.6	(133.8)	82.3
Benefit from (provision for) income taxes	30.3	(62.0)	2.3	—	(29.4)
Net income	$52.9	$102.9	$30.9	$(133.8)	$52.9
Comprehensive income	$29.4	$106.3	$4.1	$(110.4)	$29.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2014
Net cash (used in) provided by operating activities	$(453.9)	$486.3	$199.9	$—	$232.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.0)	(31.1)	(95.3)	—	(131.4)
Net proceeds from intercompany notes	329.3	—	—	(329.3)	—
Net returns of capital from equity affiliates	35.5	—	—	(35.5)	—
Other investing activities	—	(5.9)	1.0	—	(4.9)
Net cash provided by (used in) investing activities	359.8	(37.0)	(94.3)	(364.8)	(136.3)

Cash flows from financing activities:
Payments of dividends	—	—	(24.9)	24.9	—
Net returns of capital to equity affiliates	—	(5.9)	(4.7)	10.6	—
Net proceeds from (repayments of) intercompany notes	35.9	(411.6)	46.4	329.3	—
Net proceeds from notes payable	—	—	178.1	—	178.1
Excess tax benefits from stock-based payment awards	57.4	—	—	—	57.4
Proceeds from exercises of employee stock options	10.8	—	—	—	10.8
Payments of minimum tax withholdings on stock-based payment awards	—	(26.0)	(2.4)	—	(28.4)
Principal payments of long-term debt	(0.7)	(4.0)	(0.1)	—	(4.8)
Net cash provided by (used in) financing activities	103.4	(447.5)	192.4	364.8	213.1

Effect of exchange rate changes on cash and cash investments	—	—	5.0	—	5.0

Net increase in cash and cash investments	9.3	1.8	303.0	—	314.1
Cash and cash investments, beginning of period	0.5	0.8	62.6	—	63.9
Cash and cash investments, end of period	$9.8	$2.6	$365.6	$—	$378.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2013
Net cash (used in) provided by operating activities	$(108.3)	$338.9	$(208.5)	$(18.8)	$3.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.4)	(15.0)	(4.6)	—	(22.0)
Net proceeds from intercompany notes	303.5	—	—	(303.5)	—
Other investing activities	—	2.4	(0.4)	—	2.0
Net cash provided by (used in) investing activities	301.1	(12.6)	(5.0)	(303.5)	(20.0)

Cash flows from financing activities:
Payments of dividends	—	—	(18.8)	18.8	—
Net contributions from (returns of capital to) equity affiliates	—	4.9	(4.9)	—	—
Net (repayments of) proceeds from intercompany notes	—	(309.9)	6.4	303.5	—
Net proceeds from notes payable	—	—	221.1	—	221.1
Excess tax benefits from stock-based payment awards	47.3	—	—	—	47.3
Proceeds from exercises of employee stock options	62.4	—	—	—	62.4
Payments of minimum tax withholdings on stock-based payment awards	—	(15.5)	(1.7)	—	(17.2)
Principal payments of long-term debt	(1.0)	(3.9)	—	—	(4.9)
Proceeds from issuance of long-term debt	1,550.0	—	—	—	1,550.0
Payment of restricted cash upon issuance of long-term debt	(1,550.0)	—	—	—	(1,550.0)
Payments of financing costs of long-term debt	(13.2)	—	—	—	(13.2)
Net cash provided by (used in) financing activities	95.5	(324.4)	202.1	322.3	295.5

Effect of exchange rate changes on cash and cash investments	—	—	(1.0)	—	(1.0)

Net increase (decrease) in cash and cash investments	288.3	1.9	(12.4)	—	277.8
Cash and cash investments, beginning of period	185.8	0.7	145.0	—	331.5
Cash and cash investments, end of period	$474.1	$2.6	$132.6	$—	$609.3

16.    BUSINESS SEGMENT INFORMATION:

Prior to the Beer Business Acquisition, Crown Imports was a reportable segment of the Company. In connection with the Beer Business Acquisition and the resulting consolidation of the acquired businesses from the date of acquisition, the Crown Imports segment, together with the Brewery Purchase, is now known as the Beer segment. Accordingly, the Company’s internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and the Company reports its operating results in three segments:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. In the Beer segment, we have an exclusive perpetual brand license to import, market and sell in the U.S. the Mexican Beer Brands. In the Wine and Spirits segment, the Company sells a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine, complemented by certain premium spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.

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

For the three months ended May 31, 2014, and May 31, 2013, Unusual Items included in consolidated operating income consist of:

	For the Three Months Ended May 31,
	2014	2013
(in millions)
Cost of Product Sold
Amortization of favorable interim supply agreement	$7.6	$—
Flow through of inventory step-up	—	1.5
Other costs	0.3	—
Total Cost of Product Sold	7.9	1.5

Selling, General and Administrative Expenses
Transaction, integration and other acquisition-related costs	4.5	27.5
Deferred compensation	—	7.0
Restructuring charges and other	—	(2.9)
Total Selling, General and Administrative Expenses	4.5	31.6

Unusual Items	$12.4	$33.1

The Company evaluates performance based on operating income of the respective business units. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s 2014 Annual Report, and include the recently adopted accounting guidance described in Note 2 herein.

Segment information is as follows:

	For the Three Months Ended May 31,
	2014	2013
(in millions)
Beer
Net sales	$867.7	$761.6
Segment operating income	$287.5	$134.0
Long-lived tangible assets	$926.8	$8.6
Total assets	$7,800.8	$511.5
Capital expenditures	$85.3	$0.3
Depreciation and amortization	$17.4	$0.5

	For the Three Months Ended May 31,
	2014	2013
(in millions)
Wine and Spirits
Net sales:
Wine	$586.4	$597.3
Spirits	71.9	76.1
Net sales	$658.3	$673.4
Segment operating income	$143.2	$127.6
Equity in earnings of equity method investees	$0.5	$0.7
Long-lived tangible assets	$1,105.6	$1,083.5
Investments in equity method investees	$73.2	$74.2
Total assets	$6,679.5	$6,791.6
Capital expenditures	$31.3	$16.5
Depreciation and amortization	$25.6	$24.1

Corporate Operations and Other
Net sales	$—	$—
Segment operating loss	$(26.1)	$(24.0)
Long-lived tangible assets	$124.7	$124.1
Total assets	$362.1	$2,455.1
Capital expenditures	$14.8	$5.5
Depreciation and amortization	$6.5	$4.9

Unusual Items
Operating loss	$(12.4)	$(33.1)
Equity in losses of equity method investees	$—	$(0.1)

Consolidation and Eliminations
Net sales	$—	$(761.6)
Operating income	$—	$(134.0)
Equity in earnings of Crown Imports	$—	$66.0
Long-lived tangible assets	$—	$(8.6)
Investments in equity method investees	$—	$205.7
Total assets	$—	$(305.8)
Capital expenditures	$—	$(0.3)
Depreciation and amortization	$—	$(0.5)

Consolidated
Net sales	$1,526.0	$673.4
Operating income	$392.2	$70.5
Equity in earnings of equity method investees	$0.5	$66.6
Long-lived tangible assets	$2,157.1	$1,207.6
Investments in equity method investees	$73.2	$279.9
Total assets	$14,842.4	$9,452.4
Capital expenditures	$131.4	$22.0
Depreciation and amortization	$49.5	$29.0

17.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

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

Revenue recognition –
In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five step process will be utilized to recognize revenue, as follows:  (i)  identify the contract with a customer, (ii)  identify the performance obligations in the contract, (iii)  determine the transaction price, (iv)  allocate the transaction price to the performance obligations in the contract and (v)  recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2017, utilizing one of two methods:  retrospective restatement for each reporting period presented at time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Company is currently assessing the financial impact of this guidance on its consolidated financial statements.

Share-based employee compensation –
In June 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance requires that share-based employee compensation awards with terms of a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2014 Annual Report. This MD&A is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy on a business segment basis and a discussion of recent acquisitions.

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

Overview

We are a leading international beverage alcohol company with a broad portfolio of consumer-preferred premium imported beer, wine and spirits brands complemented by other select beverage alcohol products. We are the third-largest producer and marketer of beer for the U.S. market and the world’s leading premium wine company. We are the largest multi-category supplier (beer, wine and spirits) (“Multi-category Supplier”) of beverage alcohol in the U.S., the leading producer and marketer of wine in Canada, and a leading producer and exporter of wine from New Zealand and Italy.

Our internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and we report our operating results in three segments:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. In the Beer segment, we have an exclusive perpetual brand license to import, market and sell in the U.S. the Mexican Beer Brands. In the Wine and Spirits segment, we sell a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine, complemented by certain premium spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our chief operating decision maker’s evaluation of the operating income performance of the other reportable segments. The business segments reflect how our operations are managed, how operating performance is evaluated by senior management and the structure of our internal financial reporting.

Strategy

Our business strategy in the Beer segment is twofold:  (i)  continued focus on growing our premium Mexican beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands, and (ii)  completion of the required Brewery expansion in Mexico by December 31, 2016, with a goal to complete the expansion within three years from the date of acquisition (see additional discussion below under “Acquisition - Beer Business Acquisition”).

Our business strategy in the Wine and Spirits segment is centered on continued focus on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, we continue to focus on growing premium product categories. We have consolidated our U.S. distribution network in markets where it was feasible, which currently represents about 70% of our branded wine and spirits volume in the U.S., in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors (“Shipments”) to essentially equal the distributors’ shipments to retailers (“Depletions”). In addition, we dedicate a large share of our sales and marketing resources to our U.S. Focus Brands (as defined in our 2014 Annual Report) as they represent a majority of our U.S. wine and spirits revenue and profitability, and have strong positions in their respective price segments.

Marketing, sales and distribution of our products are managed on a geographic basis in order to fully leverage leading market positions. In addition, market dynamics and consumer trends vary across each of our markets. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, branded wine and spirits categories, with separate distribution networks utilized for our imported beer portfolio and our wine and spirits portfolio. Within our next largest market, Canada, we offer a range of beverage alcohol products primarily across the branded wine category. The environment for our products is competitive in each of our markets.

We remain committed to our long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth and reduce borrowings.

Acquisition

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

In connection with the Beer Business Acquisition, we are required to build out and expand the Brewery from 10 million hectoliters to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates the supplier to provide us with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements and the United States will have a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. We continue to evaluate future commodity sourcing, including glass, as well as assess available options for longer term capacity expansion beyond our current 20 million hectoliter expansion. The Beer Business Acquisition has positioned us as the third-largest producer and marketer of beer for the U.S. market and the largest Multi-category Supplier of beverage alcohol in the U.S.

The results of operations of the Beer Business Acquisition are reported in the Beer segment and are included in our consolidated results of operations from the date of acquisition. It is a significant acquisition that has had and will continue to have a material impact on our future results of operations, financial position and cash flows.

For more information on this acquisition see Note 3 of the Financial Statements.

Results of Operations

Financial Highlights

Financial Highlights for the three months ended May 31, 2014 (“First Quarter 2015”), and May 31, 2013 (“First Quarter 2014”):

•
Our Beer Business Acquisition continued to drive significant improvements within our results of operations, financial position and cash flows, including the continued realization of operating efficiencies and the strengthening of relationships with wholesalers and distributors.

•	Our net sales increased 127% primarily due to the Beer Business Acquisition and strong consumer demand within the Mexican beer portfolio.

•	Operating income increased significantly primarily due to the benefit from the Beer Business Acquisition.

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

As more fully described herein and in the related notes to the Financial Statements, the Unusual Items that impacted comparability in our results for each period are as follows:

	First Quarter 2015	First Quarter 2014
(in millions)
Cost of Product Sold
Amortization of favorable interim supply agreement	$7.6	$—
Flow through of inventory step-up	—	1.5
Other costs	0.3	—
Total Cost of Product Sold	7.9	1.5

Selling, General and Administrative Expenses
Transaction, integration and other acquisition-related costs	4.5	27.5
Deferred compensation	—	7.0
Restructuring charges and other	—	(2.9)
Total Selling, General and Administrative Expenses	4.5	31.6

Equity in Losses of Equity Method Investees	—	0.1
Unusual Items	$12.4	$33.2

Cost of Product Sold

Favorable Interim Supply Agreement

In connection with the Beer Business Acquisition, a temporary supply agreement was negotiated under a favorable pricing arrangement for the required volume of beer needed to fulfill expected U.S. demand in excess of the Brewery’s capacity. For First Quarter 2015, amortization of favorable interim supply agreement reflects amounts associated with non-Brewery product purchased from the date of acquisition which has been sold to our U.S. customers during First Quarter 2015.

Inventory Step-Up

In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventory on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired company prior to acquisition. For First Quarter 2014, flow through of inventory step-up was primarily associated with the July 2012 acquisition of the Mark West trademark and related inventories.

Other Costs

For First Quarter 2015, other costs represent unrealized losses from the mark to fair value of undesignated commodity swap contracts which are reported outside of segment operating results until such time that the underlying exposure is realized in the segment operating results. At that time, the realized gains or losses from the mark to fair value of the undesignated commodity swap contracts are reported in the appropriate operating segment, allowing our operating segments to realize the economic effects of the commodity swap contracts without the resulting unrealized mark to fair value volatility.

Selling, General and Administrative Expenses

Transaction, Integration and Other Acquisition-Related Costs

For First Quarter 2015 and First Quarter 2014, transaction, integration and other acquisition-related costs were associated primarily with the Beer Business Acquisition.

Deferred Compensation

For First Quarter 2014, deferred compensation relates to a prior period correction of previously unrecognized deferred compensation costs that were associated with certain employment agreements.

Restructuring Charges and Other

For First Quarter 2014, restructuring charges and other consist primarily of restructuring and related credits associated with previously announced restructuring plans.

First Quarter 2015 Compared to First Quarter 2014

Net Sales

The following table sets forth net sales for each of our reportable segments for First Quarter 2015 and First Quarter 2014.

	First Quarter 2015	First Quarter 2014	% Increase (Decrease)
(in millions)
Beer	$867.7	$761.6	14%
Wine and Spirits:
Wine	586.4	597.3	(2%)
Spirits	71.9	76.1	(6%)
Total Wine and Spirits	658.3	673.4	(2%)
Total Reportable Segments	1,526.0	1,435.0	6%
Consolidation and Eliminations	—	(761.6)	100%
Consolidated Net Sales	$1,526.0	$673.4	127%

Net sales increased to $1,526.0 million for First Quarter 2015 from $673.4 million for First Quarter 2014, an increase of $852.6 million, or 127%. This increase resulted primarily from $867.7 million of net sales of products acquired in the Beer Business Acquisition. Prior to the Beer Business Acquisition, the results of operations of the Beer segment were eliminated in consolidation as our preexisting 50% equity interest in Crown Imports was accounted for under the equity method of accounting.

Beer

	First Quarter 2015	First Quarter 2014	% Increase
(in millions, branded product, 24 pack, 12 ounce case equivalents)
Net Sales	$867.7	$761.6	13.9%

Shipment Volume	54.7	49.5	10.5%

Depletion Volume (1)			7.9%

(1)	Depletions are based on third party data.

The increase in net sales for the Beer segment resulted primarily from volume growth within our Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, combined with a favorable impact from pricing in select markets.

Wine and Spirits

	First Quarter 2015	First Quarter 2014	% Decrease
(in millions, branded product, 9 liter case equivalents)
Net Sales	$658.3	$673.4	(2.2%)

Shipment Volume
Total	15.1	15.7	(3.8%)

U.S. Domestic	11.4	11.9	(4.2%)

U.S. Domestic Focus Brands	8.1	8.2	(1.2%)

Depletion Volume (1)
U.S. Domestic			(1.8%)
U.S. Domestic Focus Brands			(1.3%)

The decrease in net sales for the Wine and Spirits segment is due primarily to a decrease in wine net sales of $10.9 million, or (2%). This decrease resulted primarily from lower wine volumes (predominantly in the U.S.) due largely to a planned reduction in inventory levels by one of our exclusive distributors. This decrease was partially offset by the recognition of a contractually required payment from the distributor equal to the approximate profit lost on the reduced sales associated with the inventory reduction. In addition, wine net sales benefitted from favorable product mix predominantly within the U.S. branded wine portfolio.

Gross Profit

Gross profit increased to $670.1 million for First Quarter 2015 from $256.1 million for First Quarter 2014, an increase of $414.0 million, or 162%. This increase is due to gross profit from the Beer Business Acquisition of $410.2 million and an increase in Wine and Spirits’ gross profit of $10.2 million, partially offset by an increase in Unusual Items of $6.4 million.

The Beer segment’s gross profit increased $184.6 million, or 82%, primarily due to incremental gross profit from the Brewery Purchase, the volume growth and the favorable impact from pricing in select markets.

Wine and Spirits’ gross profit increased $10.2 million, or 4%, primarily due to the favorable product mix.

Gross profit as a percent of net sales increased to 43.9% for First Quarter 2015 compared to 38.0% for First Quarter 2014 primarily due to (i)  the benefit from the Beer Business Acquisition; (ii)  the contractually required payment associated with the reduction of the exclusive distributor’s inventory levels and (iii)  the favorable product mix, partially offset by the increase in Unusual Items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $277.9 million for First Quarter 2015 from $185.6 million for First Quarter 2014, an increase of $92.3 million, or 50%. This increase is primarily due to $122.7 million of selling, general and administrative expenses from the Beer Business Acquisition, partially offset by a decrease in Unusual items of $27.1 million and Wine and Spirits of $5.4 million.

The Beer segment’s selling, general and administrative expenses increased $31.1 million, or 34%, primarily due to increases in general and administrative expenses of $17.6 million and advertising expenses of $13.1 million. The increase in general and administrative expenses is primarily attributable to higher compensation and benefit costs associated largely with increased headcount and higher allocated information technology expense in the Beer segment (which was offset by a decrease in allocated information technology expense in the Wine and Spirits segment). Information technology expense is allocated to each of our segments to reflect utilization of central support services and costs associated with our information technology systems. The reallocation of information technology expense resulted from the Beer Business Acquisition and the associated consolidation of the Beer segment’s results of operations. The increase in advertising expenses is due largely to planned investment behind our Mexican beer portfolio.

The decrease in Wine and Spirits’ selling, general and administrative expenses is primarily due to a decrease in general and administrative expenses of $5.8 million. The decrease in general and administrative expenses is primarily attributable to lower compensation and benefit costs associated largely with lower annual management incentive expense and the lower allocated information technology expense discussed above.

Selling, general and administrative expenses as a percent of net sales decreased to 18.2% for First Quarter 2015 as compared to 27.6% for First Quarter 2014 primarily due to the Beer Business Acquisition and the associated lower fixed overhead and the decrease in Unusual Items.

Operating Income

The following table sets forth operating income (loss) for each of our reportable segments for First Quarter 2015 and First Quarter 2014.

	First Quarter 2015	First Quarter 2014	% Increase (Decrease)
(in millions)
Beer	$287.5	$134.0	115%
Wine and Spirits	143.2	127.6	12%
Corporate Operations and Other	(26.1)	(24.0)	(9%)
Total Reportable Segments	404.6	237.6	70%
Unusual Items	(12.4)	(33.1)	NM
Consolidation and Eliminations	—	(134.0)	100%
Consolidated Operating Income	$392.2	$70.5	NM

NM = Not Meaningful

As a result of the factors discussed above, consolidated operating income increased to $392.2 million for First Quarter 2015 from $70.5 million for First Quarter 2014, an increase of $321.7 million.

Equity in Earnings of Equity Method Investees

Equity in earnings of equity method investees decreased to $0.5 million for First Quarter 2015 from $66.6 million for First Quarter 2014, a decrease of $66.1 million, or (99%). This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense, Net

Interest expense, net of interest income of $0.5 million and $1.9 million for First Quarter 2015 and First Quarter 2014, respectively, increased to $86.4 million for First Quarter 2015 from $54.8 million for First Quarter 2014, an increase of $31.6 million, or 58%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings, both due primarily to the issuance of the May 2013 Senior Notes and borrowings under our senior credit facility in connection with the financing for the Beer Business Acquisition.

Provision for Income Taxes

Our effective tax rate for First Quarter 2015 and First Quarter 2014 was 32.5% and 35.7%, respectively. Our effective tax rate for First Quarter 2015 benefitted from the integration of the Beer Business Acquisition.

Net Income

As a result of the above factors, net income increased to $206.7 million for First Quarter 2015 from $52.9 million for First Quarter 2014, an increase of $153.8 million.

Financial Liquidity and Capital Resources

General

Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Our primary source of liquidity has historically been cash flow from operations, except during annual grape harvests when we have relied on short-term borrowings. However, we expect our reliance on short-term borrowings to fund our annual grape harvests to be reduced given the historical cash flow from operations from the Beer segment. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. We will continue to use our short-term borrowings, including our accounts receivable securitization facilities (see additional discussion below under “Accounts Receivable Securitization Facilities”), to support our working capital requirements.

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

As of June 30, 2014, we had a borrowing capacity of $685.9 million available under our 2014 Credit Agreement. The member financial institutions participating in our 2014 Credit Agreement have complied with prior funding requests and we believe the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future. In addition, we have borrowing capacity available under our accounts receivable securitization facilities.

Cash Flows

Cash and cash investments increased $314.1 million and $277.8 million for First Quarter 2015 and First Quarter 2014, respectively. Components of these changes are discussed in more detail below.

Operating Activities

	First Quarter 2015	First Quarter 2014
(in millions)
Net income	$206.7	$52.9
Net non-cash	103.6	28.8
Change in operating assets and liabilities	(85.4)	(92.4)
Other, net	7.4	14.0
Net cash provided by operating activities	$232.3	$3.3

First Quarter 2015

The net noncash items consisted primarily of deferred tax provision and depreciation expense. The net cash used in the net change in our operating assets and liabilities resulted primarily from a decrease in other accrued expenses and liabilities of $44.1 million combined with increases in inventories and accounts receivable, net, of $31.8 million and $24.3 million, respectively, partially offset by an increase in accounts payable of $32.5 million.

The decrease in other accrued expenses and liabilities is largely due to a decrease in accrued salaries and benefits partially offset by an increase in income taxes payable. The decrease in accrued salaries and benefits is primarily due to payments under our annual management incentive plan during First Quarter 2015. The increase in income taxes payable is primarily due to higher taxable income driven by the Beer Business Acquisition, partially offset by the realization of current tax benefits on employee equity award exercise and vesting activity. The increase in inventories is primarily due to an increase in beer inventory levels to support the Beer segment’s strong summer selling season. The increase in accounts receivable, net, is also due largely to seasonality within the Beer segment, partially offset by the lower sales within the Wine and Spirits segment in connection with the reduction of the exclusive distributor’s inventory levels. The increase in accounts payable is primarily due to the timing of payments.

First Quarter 2014

The net noncash items consisted primarily of depreciation expense, deferred tax provision and stock-based compensation expense, partially offset by equity in earnings of equity method investees, net of distributed earnings. Other, net consists primarily of an increase in deferred revenue. The net cash used in the net change in our operating assets and liabilities resulted primarily from decreases in other accrued expenses and liabilities and accounts payable of $78.7 million and $55.1 million, respectively, partially offset by decreases in inventories and accounts receivable, net, of $30.7 million and $18.2 million, respectively. The decrease in other accrued expenses and liabilities is primarily due to decreases in bonus, interest and advertising and promotion accruals due to the timing of payments combined with a decrease in income taxes payable due to the realization of current tax benefits on employee equity award exercise and vesting activity. The decrease in accounts payable and inventories are both primarily due to seasonality as the U.S. wine business generally experiences lower levels of accounts payable and inventory before the fall grape harvest. The decrease in accounts receivable, net, is primarily due to the timing of sales.

Investing Activities

	First Quarter 2015	First Quarter 2014
(in millions)
Purchases of property, plant and equipment	$(131.4)	$(22.0)
Other	(4.9)	2.0
Net cash used in investing activities	$(136.3)	$(20.0)

Purchases of property, plant and equipment increased significantly in First Quarter 2015 primarily due to the Brewery expansion associated with the Beer Business Acquisition.

Financing Activities

	First Quarter 2015	First Quarter 2014
(in millions)
Net proceeds from notes payable	$178.1	$221.1
Excess tax benefits from stock-based payment awards	57.4	47.3
Proceeds from exercises of employee stock options	10.8	62.4
Payments of minimum tax withholdings on stock-based payment awards	(28.4)	(17.2)
Other	(4.8)	(18.1)
Net cash provided by financing activities	$213.1	$295.5

Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock in April 2012 (the “2013 Authorization”). As of May 31, 2014, we have

$703.3 million remaining under the 2013 Authorization for future stock repurchases. There have been no repurchases in the First Quarter 2015.

Debt

Our total debt outstanding as of May 31, 2014, amounted to $7,195.2 million, an increase of $174.7 million from February 28, 2014.

Senior Credit Facility

In connection with the Beer Business Acquisition, in May 2013, we, together with our wholly-owned subsidiary, CIH, and certain lenders, entered into a 2013 Restatement Agreement that amended and restated our then existing senior credit facility. The 2013 Restatement Agreement was entered into to arrange a portion of the debt to finance the Beer Business Acquisition. In May 2014, the respective parties entered into a 2014 Restatement Agreement that amended and restated the 2013 Credit Agreement. Our 2014 Credit Agreement is our 2013 Credit Agreement as amended and restated by the 2014 Restatement Agreement. The principal change to the 2013 Credit Agreement effected by the 2014 Credit Agreement was the conversion of the pre-existing $850.0 million revolving credit facility into two tranches, a $425.0 million U.S. Revolving Credit Facility and a $425.0 million European Revolving Credit Facility. We are the borrower under the U.S. Revolving Credit Facility and we and/or CIH is the borrower under the European Revolving Credit Facility.

The 2014 Credit Agreement provides for aggregate credit facilities of $3,714.8 million, consisting of the following:

	Amount	Maturity
(in millions)
U.S. Term A Facility (1)	$496.3	June 7, 2018
U.S. Term A-1 Facility (1)	245.0	June 7, 2019
U.S. Term A-2 Facility (1)	649.7	June 7, 2018
European Term A Facility (1)	481.3	June 7, 2018
European Term B Facility (2)	992.5	June 7, 2020
Revolving Credit Facility (3)	850.0	June 7, 2018
	$3,714.8

(1)	Contractual interest rate varies based on our debt ratio and is a function of LIBOR plus a margin; or the base rate plus a margin.

(2)
Contractual interest rate varies based on our debt ratio and is a function of LIBOR, subject to a minimum rate of 0.75%, plus a margin; or the base rate, subject to a minimum rate of 1.75%, plus a margin.

(3)	Includes two sub-facilities for letters of credit of up to $200.0 million in the aggregate.

As of May 31, 2014, and June 30, 2014, information with respect to the Revolving Credit Facility under the 2014 Credit Agreement is as follows:

	Outstanding Borrowings	Interest Rate	Outstanding Letters of Credit	Remaining Availability
(in millions)
May 31, 2014	$—	—%	$14.2	$835.8

June 30, 2014	$150.0	1.9%	$14.1	$685.9

Subsequent to May 31, 2014, we paid the Final EBITDA Amount associated with the Beer Business Acquisition of $558.0 million with $150.0 million in borrowings under our Revolving Credit Facility under the

2014 Credit Agreement, $100.0 million in proceeds of borrowings under our accounts receivable securitization facilities and $308.0 million of cash on hand.

In April 2012, we transitioned our interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of our floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated as a hedge. We also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, we have fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. The unrealized losses in AOCI related to the dedesignated interest rate swap agreement are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in income. For First Quarter 2015 and First Quarter 2014, we reclassified net losses of $2.0 million and $2.1 million, net of income tax effect, respectively, from AOCI to interest expense, net.

Accounts Receivable Securitization Facilities

In October 2013, we entered into the CBI Facility, an amended and restated 364-day revolving trade accounts receivable securitization facility. Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to our wholly-owned bankruptcy remote single purpose subsidiary, the CBI SPV, which is consolidated by us for financial reporting purposes. The CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas.

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

As of May 31, 2014, information with respect to our accounts receivable securitization facilities is as follows:

	Aggregate Outstanding Borrowings	Weighted Average Interest Rate	Remaining Availability
(in millions)
CBI Facility	$54.0	1.1%	$216.0
Crown Facility	$38.0	1.1%	$122.0

Accounting Guidance Not Yet Adopted

We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 17 of the Financial Statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  the expected impact upon results of operations resulting from the consolidation of our U.S. distributor network, (iv)  timing and source of funds for operating activities, and (v)  the duration of the share repurchase implementation, and (II)  the statements regarding the expansion of our Brewery and timeframe for completion are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount and timing of any share repurchases may vary due to market conditions, our cash and debt position, the impact of the Beer Business Acquisition and other factors as determined by management from time to time, and (iii)  the timeframe and actual costs associated with the expansion of our Brewery may vary from management’s current expectations due to market conditions, our cash and debt position, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2014 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating, acquisition and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices and interest rates. To manage the volatility relating to these risks, periodically, we purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap agreements and interest rate swap agreements. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not use derivative instruments for trading or speculative purposes.

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of May 31, 2014, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 68.0% of our balance sheet exposures and forecasted transactional exposures for the remainder of fiscal 2015 were hedged as of May 31, 2014.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2014, exposures to commodity price risk which we are currently hedging include diesel fuel, aluminum, corn and natural gas. Approximately 65.1% of our forecasted transactional exposures for these commodities for the remainder of fiscal 2015 were hedged as of May 31, 2014.

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

	Absolute Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
(in millions)
Foreign currency contracts	$1,659.7	$479.9	$19.1	$3.6	$(66.1)	$23.3
Commodity swap contracts	$168.0	$44.4	$0.7	$(0.8)	$(16.9)	$(3.7)

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of May 31, 2014, and May 31, 2013, we had an outstanding cash flow designated interest rate swap agreement which fixed LIBOR interest rates (to minimize interest rate volatility) on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, we had offsetting undesignated interest rate swap agreements.

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

	Absolute Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
(in millions)
Fixed interest rate debt	$4,097.6	$4,092.2	$(4,403.6)	$(4,434.6)	$(190.6)	$(220.8)
Variable interest rate debt	$3,099.9	$983.5	$(2,965.3)	$(947.2)	$(110.0)	$(28.4)
Interest rate swap contracts	$1,500.0	$1,500.0	$(28.7)	$(38.0)	$(10.4)	$(15.6)

For additional discussion on our market risk, see Notes 5 and 6 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue the process of implementing our internal control over financial reporting structure over the Brewery Business we acquired in connection with the Beer Business Acquisition and expect that this effort will be completed in fiscal 2015.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, an action had been filed by private parties against the Company, Anheuser-Busch InBev SA/NV (“ABI”), and Modelo alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On June 4, 2013, the United States District Court for the Northern District of California denied plaintiffs’ Motion for a Temporary Restraining Order and the transaction between ABI and Modelo was consummated June 7, 2013. Plaintiffs’ Second Amended and Supplemental Complaint was filed June 25, 2013, and dismissed by the Court on September 13, 2013, and the district judge denied plaintiffs’ other procedural motions. Plaintiffs filed their Motion for Relief from Judgment Pursuant to Fed. R. Civ. P. 59(e) or 60(b), or in the alternative, Rule 60(d) on November 11, 2013 and was denied by the Court on January 24, 2014. Plaintiffs filed a Notice of Appeal on February 21, 2014. Their brief is due August 2, 2014 and Defendants’ brief is due 30 days thereafter. Management believes that this action is baseless and without merit and the Company intends to continue to defend itself vigorously against this claim.

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

CONSTELLATION BRANDS, INC.

Date:	July 10, 2014	By:	/s/ David E. Klein
David E. Klein, Senior Vice President, Treasurer and Controller

Date:	July 10, 2014	By:	/s/ Robert Ryder
Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.
2.1
Membership Interest Purchase Agreement, dated as of June 28, 2012, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated June 28, 2012, filed November 9, 2012 and incorporated herein by reference). +

2.2
Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference). +

2.3
First Amendment dated as of April 19, 2013, to the Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference). +

2.4
Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference). +

2.5
First Amendment dated as of April 19, 2013, to the Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference). +

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.3	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). #

4.1
Indenture, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference). #

4.2
Supplemental Indenture No. 1, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference). #

4.3
Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference). #

4.4
Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). #

4.5
Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014, dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference). #

4.6
Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference). #

4.7
Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference). #

4.8
Supplemental Indenture No. 7, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and The Bank of New York Mellon Trust Company, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

4.9
Supplemental Indenture No. 8, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and The Bank of New York Mellon Trust Company, National Association, as trustee (filed herewith).

4.10
Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference). #

4.11
Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference). #

4.12
Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference). #

4.13
Supplemental Indenture No. 3, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and The Bank of New York Mellon Trust Company, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

4.14
Supplemental Indenture No. 4, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and The Bank of New York Mellon Trust Company, National Association, as trustee (filed herewith).

4.15
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

4.16
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K, dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

4.17
Supplemental Indenture No. 2, with respect to 4.625% Senior Notes due March 2023, dated as of August 14, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 14, 2012, filed August 17, 2012 and incorporated herein by reference).

4.18
Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference).

4.19
Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference).

4.20
Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and Manufacturers and Traders Trust Company, as trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

4.21	Supplemental Indenture No. 6 dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as trustee (filed herewith).

4.22
Restatement Agreement, dated as of May 2, 2013, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the lenders party thereto, including Second Amended and Restated Credit Agreement dated as of May 2, 2013, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

4.23
Restatement Agreement dated as of May 28, 2014, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the lenders party thereto, including Third Amended and Restated Credit Agreement dated as of May 28, 2014, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed herewith).

4.24
Joinder Agreement, dated as of June 7, 2013, between CIH International S.à r.l., Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

10.1
Amended and Restated Guarantee Agreement, dated as of June 7, 2013, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto and Constellation Brands, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Credit Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

10.2
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2014, filed May 1, 2014, and incorporated herein by reference).*

10.3
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 28, 2014, filed May 1, 2014, and incorporated herein by reference).*

10.4
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated April 28, 2014, filed May 1, 2014, and incorporated herein by reference).*

12.1		Statements re computation of ratios (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1
Stipulation and Order dated April 19, 2013, among Constellation Brands, Inc., Anheuser-Busch Inbev SA/NV, Grupo Modelo, S.A.B. de C.V., and the Antitrust Division of the United States Department of Justice (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference).

99.2
Final Judgment filed with the United States District Court for the District of Columbia on October 24, 2013, together with Exhibits B and C (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated therein by reference).

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2014 and February 28, 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended May 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

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