Form 10-Q
period 2014-08-31
CONSTELLATION BRANDS, INC.
filed 2014-10-09
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2014, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	169,484,895
Class B Common Stock, par value $.01 per share	23,387,613
Class 1 Common Stock, par value $.01 per share	None

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	August 31, 2014	February 28, 2014
ASSETS
CURRENT ASSETS:
Cash and cash investments	$104.3	$63.9
Accounts receivable, net	656.9	626.2
Inventories	1,778.9	1,743.8
Prepaid expenses and other	298.0	313.3
Total current assets	2,838.1	2,747.2
PROPERTY, PLANT AND EQUIPMENT, net	2,299.9	2,014.3
GOODWILL	6,149.3	6,146.8
INTANGIBLE ASSETS, net	3,213.5	3,231.1
OTHER ASSETS, net	156.6	162.7
Total assets	$14,657.4	$14,302.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$253.0	$57.2
Current maturities of long-term debt	615.7	590.0
Accounts payable	441.9	295.2
Accrued excise taxes	29.5	27.7
Other accrued expenses and liabilities	536.2	1,055.6
Total current liabilities	1,876.3	2,025.7
LONG-TERM DEBT, less current maturities	6,323.2	6,373.3
DEFERRED INCOME TAXES	815.0	762.6
OTHER LIABILITIES	155.5	159.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 249,196,712 shares at August 31, 2014, and 248,264,944 shares at February 28, 2014	2.5	2.5
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,395,261 shares at August 31, 2014, and 28,436,565 shares at February 28, 2014	0.3	0.3
Additional paid-in capital	2,189.1	2,116.6
Retained earnings	4,840.7	4,438.2
Accumulated other comprehensive income	104.8	86.0
	7,137.4	6,643.6
Less: Treasury stock –
Class A Common Stock, 79,738,820 shares at August 31, 2014, and 80,225,575 shares at February 28, 2014, at cost	(1,647.8)	(1,660.1)
Class B Convertible Common Stock, 5,005,800 shares at August 31, 2014, and February 28, 2014, at cost	(2.2)	(2.2)
	(1,650.0)	(1,662.3)
Total stockholders’ equity	5,487.4	4,981.3
Total liabilities and stockholders’ equity	$14,657.4	$14,302.1

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2014	2013	2014	2013
SALES	$3,457.1	$2,379.5	$1,770.0	$1,613.3
Less – excise taxes	(327.0)	(246.3)	(165.9)	(153.5)
Net sales	3,130.1	2,133.2	1,604.1	1,459.8
COST OF PRODUCT SOLD	(1,788.0)	(1,300.1)	(932.1)	(882.8)
Gross profit	1,342.1	833.1	672.0	577.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(571.2)	(429.7)	(293.3)	(244.1)
IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	—	(300.9)	—	(300.9)
GAIN ON REMEASUREMENT TO FAIR VALUE OF EQUITY METHOD INVESTMENT	—	1,642.0	—	1,642.0
Operating income	770.9	1,744.5	378.7	1,674.0
EQUITY IN (LOSSES) EARNINGS OF EQUITY METHOD INVESTEES	(0.1)	70.3	(0.6)	3.7
INTEREST EXPENSE, net	(171.4)	(145.1)	(85.0)	(90.3)
LOSS ON WRITE-OFF OF FINANCING COSTS	(4.4)	—	(4.4)	—
Income before income taxes	595.0	1,669.7	288.7	1,587.4
PROVISION FOR INCOME TAXES	(192.5)	(94.8)	(92.9)	(65.4)
NET INCOME	$402.5	$1,574.9	$195.8	$1,522.0

COMPREHENSIVE INCOME	$421.3	$1,507.4	$167.2	$1,478.0

SHARE DATA:
Earnings per common share:
Basic – Class A Common Stock	$2.12	$8.53	$1.03	$8.18
Basic – Class B Convertible Common Stock	$1.93	$7.75	$0.93	$7.43

Diluted – Class A Common Stock	$2.01	$8.03	$0.98	$7.74
Diluted – Class B Convertible Common Stock	$1.84	$7.38	$0.90	$7.11

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.663	163.277	169.158	164.825
Basic – Class B Convertible Common Stock	23.408	23.485	23.401	23.472

Diluted – Class A Common Stock	200.579	196.056	200.800	196.767
Diluted – Class B Convertible Common Stock	23.408	23.485	23.401	23.472

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$402.5	$1,574.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	78.3	64.1
Deferred tax provision	67.6	9.6
Stock-based compensation expense	27.9	25.6
Amortization of intangible assets	24.7	7.1
Amortization of deferred financing costs	5.8	5.0
Noncash portion of loss on write-off of financing costs	3.3	—
Equity in earnings of equity method investees, net of distributed earnings	1.3	(39.1)
Gain on remeasurement to fair value of equity method investment	—	(1,642.0)
Impairment of goodwill and intangible assets	—	300.9
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	(31.3)	8.4
Inventories	(34.3)	67.4
Prepaid expenses and other current assets	(30.7)	17.6
Accounts payable	107.1	10.4
Accrued excise taxes	1.8	(5.6)
Other accrued expenses and liabilities	59.8	59.8
Other, net	(15.7)	24.9
Total adjustments	265.6	(1,085.9)
Net cash provided by operating activities	668.1	489.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(308.2)	(49.2)
Purchase of business, net of cash acquired	—	(4,672.9)
Other investing activities	2.0	2.7
Net cash used in investing activities	(306.2)	(4,719.4)

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of delayed purchase price arrangement	(543.3)	—
Principal payments of long-term debt	(34.4)	(9.9)
Payments of minimum tax withholdings on stock-based payment awards	(28.4)	(18.0)
Payments of financing costs of long-term debt	(2.0)	(82.2)
Net proceeds from notes payable	197.0	272.1
Excess tax benefits from stock-based payment awards	64.0	53.8
Proceeds from exercises of employee stock options	18.3	77.5
Proceeds from employee stock purchases	3.8	2.5
Proceeds from issuance of long-term debt	—	3,725.0
Net cash (used in) provided by financing activities	(325.0)	4,020.8

Effect of exchange rate changes on cash and cash investments	3.5	(5.1)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	40.4	(214.7)
CASH AND CASH INVESTMENTS, beginning of period	63.9	331.5
CASH AND CASH INVESTMENTS, end of period	$104.3	$116.8

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired under financing arrangements	$9.2	$6.7

Purchase of business
Fair value of assets acquired, including cash acquired	$—	$7,465.7
Liabilities assumed	—	(287.5)
Net assets acquired	—	7,178.2
Less – fair value of preexisting equity interest	—	(1,845.0)
Less – purchase price and working capital adjustments not yet paid	—	(553.5)
Less – cash acquired	—	(106.8)
Net cash paid for purchase of business	$—	$4,672.9

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2014
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

•
$1,500.0 million in term loans consisting of a $500.0 million European Term A Facility (as defined in Note 10) and a $1,000.0 million then existing European Term B loan facility under the 2013 Credit Agreement (as defined in Note 10);

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

On June 6, 2014, the Company paid the Final EBITDA Amount of $558.0 million with $150.0 million in borrowings under the Revolving Credit Facility (as defined in Note 10) under the May 2014 Credit Agreement (as defined in Note 10), $100.0 million in proceeds of borrowings under the Company’s accounts receivable securitization facilities and $308.0 million of cash on hand.

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

The Company has recognized transaction, integration and other acquisition-related costs of $91.4 million through August 31, 2014. For the six months ended August 31, 2014, and August 31, 2013, the Company has recognized transaction, integration and other acquisition-related costs of $13.1 million and $35.8 million, respectively. For the three months ended August 31, 2014, and August 31, 2013, the Company has recognized transaction, integration and other acquisition-related costs of $8.6 million and $8.2 million, respectively. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

The results of operations of the Beer Business Acquisition is reported in the Company’s Beer segment and has been included in the consolidated results of operations of the Company from the date of acquisition. The following table sets forth the unaudited historical financial information for the six months and three months ended August 31, 2014, and the unaudited pro forma financial information for the six months and three months ended August 31, 2013. The unaudited pro forma financial information for the six months and three months ended August 31, 2013, presents consolidated information as if the Beer Business Acquisition had occurred on March 1, 2013. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the six months ended August 31, 2013, combines (i)  the Company’s historical statement of income for the six months ended August 31, 2013; (ii)  Crown Imports’ historical statement of income for (a)  the three months ended March 31, 2013, and (b)  the period from June 1, 2013, through June 6, 2013; and(iii)  the Brewery Business’ carve-out combined income statement for the three months ended March 31, 2013. The unaudited pro forma financial information for the three months ended August 31, 2013, combines (i)  the Company’s historical statement of income for the three months ended August 31, 2013; and (ii)  Crown Imports’ historical statement of income for the period from June 1, 2013, through June 6, 2013. The unaudited pro forma financial information for the six months and three months ended August 31, 2013, does not give effect to the Brewery Business’ carve-out combined income statement for the period from June 1, 2013, through June 6, 2013, as it is not significant. The unaudited pro forma financial information is presented after giving effect to certain adjustments for depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, amortization of deferred financing costs and related income tax effects. The unaudited pro forma financial information excludes the gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports and the acquisition-related costs noted above as both are nonrecurring amounts directly attributable to the transaction. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2014	2013	2014	2013
(in millions, except per share data)
Net sales	$3,130.1	$2,750.6	$1,604.1	$1,511.6
Income (loss) before income taxes	$595.0	$162.9	$288.7	$(43.5)
Net income (loss)	$402.5	$22.5	$195.8	$(112.8)

Earnings (loss) per common share:
Basic – Class A Common Stock	$2.12	$0.12	$1.03	$(0.61)
Basic – Class B Convertible Common Stock	$1.93	$0.11	$0.93	$(0.55)

Diluted – Class A Common Stock	$2.01	$0.11	$0.98	$(0.61)
Diluted – Class B Convertible Common Stock	$1.84	$0.11	$0.90	$(0.55)

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.663	163.277	169.158	164.825
Basic – Class B Convertible Common Stock	23.408	23.485	23.401	23.472

Diluted – Class A Common Stock	200.579	196.056	200.800	196.767
Diluted – Class B Convertible Common Stock	23.408	23.485	23.401	23.472

Subsequent to August 31, 2014, the Company agreed to acquire a state-of-the-art glass production plant that is located adjacent to the Brewery in Nava, Mexico, for approximately $300 million. This transaction also includes the purchase of a high-density warehouse, land and rail infrastructure and, along with customary closing conditions, is subject to U.S. Department of Justice and Mexican regulatory approvals, both of which are expected to be received before the end of calendar year 2014. The Company also entered into an agreement to form an equally-owned joint venture with Owens-Illinois to own and operate the glass production plant.

4.    INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2014	February 28, 2014
(in millions)
Raw materials and supplies	$82.6	$87.8
In-process inventories	1,122.0	1,235.4
Finished case goods	574.3	420.6
	$1,778.9	$1,743.8

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

For these undesignated instruments, the mark to fair value is reported currently through earnings on the Company’s Consolidated Statements of Comprehensive Income. For purposes of measuring segment operating performance, the unrealized gains or losses from the mark to fair value of the Company’s undesignated commodity swap contracts are reported outside of segment operating results until such time that the underlying exposure is realized in the segment operating results. At that time, the realized gains or losses from the mark to fair value of the undesignated commodity swap contracts are reported in the appropriate operating segment, allowing the Company’s operating segments to realize the economic effects of the commodity swap contracts without the resulting unrealized mark to fair value volatility. The net unrealized loss reported outside of segment operating results for the six months and three months ended August 31, 2014, was not material. There were no amounts reported outside of segment operating results for the six months and three months ended August 31, 2013.

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

The Company records the fair value of its foreign currency contracts, commodity swap contracts and interest rate swap contracts qualifying for cash flow hedge accounting treatment on its Consolidated Balance Sheets with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI (as defined in Note 15)). These deferred gains or losses are recognized on the Company’s Consolidated Statements of Comprehensive Income in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of such derivative instrument is immediately recognized on the Company’s Consolidated Statements of Comprehensive Income. The Company expects $1.8 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

The absolute notional value of outstanding derivative instruments are as follows:

	August 31, 2014	February 28, 2014
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$628.3	$636.6
Interest rate swap contracts	$500.0	$500.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$1,000.0	$643.8
Commodity swap contracts	$194.4	$88.0
Interest rate swap contracts	$1,000.0	$1,000.0

Fair values of derivative instruments:
The estimated fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 6):

Balance Sheet Location	August 31, 2014	February 28, 2014
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$9.1	$11.2
Other accrued expenses and liabilities	$3.4	$3.2
Other assets, net	$5.1	$4.4
Other liabilities	$0.9	$0.7

Interest rate swap contracts:
Other accrued expenses and liabilities	$3.4	$3.4
Other assets, net	$0.6	$—
Other liabilities	$—	$0.7

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.5	$3.3
Other accrued expenses and liabilities	$2.4	$0.9

Commodity swap contracts:
Prepaid expenses and other	$2.0	$1.3
Other accrued expenses and liabilities	$4.0	$0.1
Other assets, net	$2.0	$0.2
Other liabilities	$2.3	$0.4

Interest rate swap contracts:
Prepaid expenses and other	$4.1	$3.5
Other accrued expenses and liabilities	$16.4	$13.3
Other assets, net	$—	$0.9
Other liabilities	$9.8	$15.5

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Comprehensive Income, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Six Months Ended August 31, 2014
Foreign currency contracts	$5.1	Sales	$4.2
Foreign currency contracts	(0.1)	Cost of product sold	0.5
Interest rate swap contracts	(0.2)	Interest expense, net	(4.2)
Total	$4.8	Total	$0.5

For the Six Months Ended August 31, 2013
Foreign currency contracts	$(0.2)	Sales	$1.6
Foreign currency contracts	(1.8)	Cost of product sold	0.2
Interest rate swap contracts	2.6	Interest expense, net	(4.1)
Total	$0.6	Total	$(2.3)

For the Three Months Ended August 31, 2014
Foreign currency contracts	$(4.8)	Sales	$3.0
Foreign currency contracts	(0.5)	Cost of product sold	0.2
Interest rate swap contracts	0.3	Interest expense, net	(2.2)
Total	$(5.0)	Total	$1.0

For the Three Months Ended August 31, 2013
Foreign currency contracts	$0.3	Sales	$0.7
Foreign currency contracts	(0.6)	Cost of product sold	—
Interest rate swap contracts	1.4	Interest expense, net	(2.0)
Total	$1.1	Total	$(1.3)

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain Recognized in Income (Ineffective portion)	Net Gain Recognized in Income (Ineffective portion)
(in millions)
For the Six Months Ended August 31, 2014
Foreign currency contracts	Selling, general and administrative expenses	$0.2

For the Six Months Ended August 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.2
Commodity swap contracts	Selling, general and administrative expenses	0.1
		$0.3

For the Three Months Ended August 31, 2014
Foreign currency contracts	Selling, general and administrative expenses	$0.3

For the Three Months Ended August 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.1

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Comprehensive Income is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net (Loss) Gain Recognized in Income	Net (Loss) Gain Recognized in Income
(in millions)
For the Six Months Ended August 31, 2014
Commodity swap contracts	Cost of product sold	$(2.6)
Foreign currency contracts	Selling, general and administrative expenses	(7.2)
		$(9.8)

For the Six Months Ended August 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$(2.6)
Commodity swap contracts	Selling, general and administrative expenses	1.6
		$(1.0)

For the Three Months Ended August 31, 2014
Commodity swap contracts	Cost of product sold	$(2.8)
Foreign currency contracts	Selling, general and administrative expenses	(1.5)
		$(4.3)

For the Three Months Ended August 31, 2013
Foreign currency contracts	Selling, general and administrative expenses	$(0.6)
Commodity swap contracts	Selling, general and administrative expenses	2.6
		$2.0

Credit risk:
The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2014, the estimated fair value of derivative instruments in a net liability position due to counterparties was $27.1 million. If the Company were required to settle the net liability position under these derivative instruments on August 31, 2014, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of August 31, 2014, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of August 31, 2014, the estimated fair value of derivative instruments in a net receivable position due from counterparties was $9.9 million.

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

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	August 31, 2014		February 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$104.3	$104.3	$63.9	$63.9
Accounts receivable, net	$656.9	$656.9	$626.2	$626.2
Available-for-sale debt securities	$9.0	$9.0	$8.8	$8.8
Foreign currency contracts	$16.7	$16.7	$18.9	$18.9
Interest rate swap contracts	$4.7	$4.7	$4.4	$4.4
Commodity swap contracts	$4.0	$4.0	$1.5	$1.5

Liabilities:
Notes payable to banks	$253.0	$246.7	$57.2	$57.2
Accounts payable	$441.9	$441.9	$295.2	$295.2
Long-term debt, including current portion	$6,938.9	$7,058.0	$6,963.3	$7,140.8
Foreign currency contracts	$6.7	$6.7	$4.8	$4.8
Interest rate swap contracts	$29.6	$29.6	$32.9	$32.9
Commodity swap contracts	$6.3	$6.3	$0.5	$0.5

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

The following table presents the Company’s financial assets and liabilities measured at estimated fair value on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2014
Assets:
AFS debt securities	$—	$—	$9.0	$9.0
Foreign currency contracts	$—	$16.7	$—	$16.7
Interest rate swap contracts	$—	$4.7	$—	$4.7
Commodity swap contracts	$—	$4.0	$—	$4.0
Liabilities:
Foreign currency contracts	$—	$6.7	$—	$6.7
Interest rate swap contracts	$—	$29.6	$—	$29.6
Commodity swap contracts	$—	$6.3	$—	$6.3

February 28, 2014
Assets:
AFS debt securities	$—	$—	$8.8	$8.8
Foreign currency contracts	$—	$18.9	$—	$18.9
Interest rate swap contracts	$—	$4.4	$—	$4.4
Commodity swap contracts	$—	$1.5	$—	$1.5
Liabilities:
Foreign currency contracts	$—	$4.8	$—	$4.8
Interest rate swap contracts	$—	$32.9	$—	$32.9
Commodity swap contracts	$—	$0.5	$—	$0.5

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

The following table presents the Company’s assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

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

Goodwill:
For the three months ended August 31, 2013, the Company identified certain negative trends within its Wine and Spirits’ Canadian reporting unit which, when combined with then recent changes in strategy within the Canadian business, indicated that the estimated fair value of the reporting unit might be below its carrying value. Accordingly, the Company performed the two-step process to evaluate goodwill for impairment for the Wine and Spirits’ Canadian reporting unit. In connection with this evaluation, the implied fair value of the Canadian reporting unit’s goodwill of $159.6 million compared to the carrying value of the Canadian reporting unit’s goodwill of $433.9 million resulted in the recognition of an impairment of $278.7 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income for the six months and three months ended August 31, 2013.

Trademarks:
For the three months ended August 31, 2013, prior to the goodwill impairment analysis discussed above, the Company performed a review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated with the Wine and Spirits segment’s Canadian business were impaired largely due to lower revenue and profits associated with the related products included in the then updated long-term financial forecasts developed as part of the Company’s then new strategy for the Canadian business. Accordingly, trademarks with a carrying value of $90.2 million were written down to their estimated fair value of $68.3 million, resulting in an impairment of $22.2 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income for the six months and three months ended August 31, 2013.

7.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidation and Eliminations	Consolidated
(in millions)
Balance, February 28, 2013
Goodwill	$13.0	$2,722.3	$(13.0)	$2,722.3
Accumulated impairment losses	—	—	—	—
	13.0	2,722.3	(13.0)	2,722.3
Purchase accounting allocations	3,702.8	—	13.0	3,715.8
Impairment of goodwill	—	(278.7)	—	(278.7)
Foreign currency translation adjustments	(1.2)	(11.4)	—	(12.6)
Balance, February 28, 2014
Goodwill	3,714.6	2,693.5	—	6,408.1
Accumulated impairment losses	—	(261.3)	—	(261.3)
	3,714.6	2,432.2	—	6,146.8
Foreign currency translation adjustments	0.6	1.9	—	2.5
Balance, August 31, 2014
Goodwill	3,715.2	2,699.9	—	6,415.1
Accumulated impairment losses	—	(265.8)	—	(265.8)
	$3,715.2	$2,434.1	$—	$6,149.3

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

8.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	August 31, 2014		February 28, 2014
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$103.9	$68.0	$103.6	$70.5
Favorable interim supply agreement	68.3	43.4	68.3	62.3
Other	21.5	8.7	14.7	5.3
Total	$193.7	120.1	$186.6	138.1

Nonamortizable intangible assets:
Trademarks		3,088.3		3,088.0
Other		5.1		5.0
Total		3,093.4		3,093.0
Total intangible assets, net		$3,213.5		$3,231.1

The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months and three months ended August 31, 2014, and August 31, 2013. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $24.7 million and $7.1 million for the six months ended August 31, 2014, and August 31, 2013, respectively, and $14.2 million and $5.6 million for the three months ended August 31, 2014, and August 31, 2013, respectively. Estimated amortization expense for the remaining six months of fiscal 2015 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2015	$17.6
2016	$39.4
2017	$8.9
2018	$5.5
2019	$5.5
2020	$5.5
Thereafter	$37.7

9.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	August 31, 2014	February 28, 2014
(in millions)
Promotions and advertising	$110.2	$103.1
Accrued interest	87.6	56.9
Salaries, commissions, and payroll benefits and withholdings	78.2	118.7
Income taxes payable	77.7	45.4
Deferred revenue	44.5	52.8
Beer Business Acquisition payable	1.4	555.7
Other	136.6	123.0
	$536.2	$1,055.6

10.    BORROWINGS:

Borrowings consist of the following:

	August 31, 2014			February 28, 2014
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$110.0	$—	$110.0	$—
Other	143.0	—	143.0	57.2
	$253.0	$—	$253.0	$57.2

Long-term Debt:
Senior Credit Facility – Term Loans	$97.0	$2,743.5	$2,840.5	$2,864.8
Senior Notes	499.8	3,548.2	4,048.0	4,047.3
Other Long-term Debt	18.9	31.5	50.4	51.2
	$615.7	$6,323.2	$6,938.9	$6,963.3

Senior credit facility –
In connection with the Beer Business Acquisition, on May 2, 2013, the Company, CIH International S.à r.l., an indirect wholly owned subsidiary of the Company (“CIH” and together with the Company, the “Borrowers”), and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “2013 Restatement Agreement”) that amended and restated the Company’s then existing senior credit facility (as amended and restated by the 2013 Restatement Agreement, the “2013 Credit Agreement”). The 2013 Restatement Agreement was entered into by the Company to arrange a portion of the debt to finance the Beer Business Acquisition.

On May 28, 2014, the Company, CIH, the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2014 Restatement Agreement”) that amended and restated the 2013 Credit Agreement (as amended and restated by the 2014 Restatement Agreement, the “May 2014 Credit Agreement”). The principal change to the 2013 Credit Agreement effected by the May 2014 Credit Agreement was the conversion of the pre-existing $850.0 million revolving credit facility into two tranches, a $425.0 million U.S. revolving credit facility (the “U.S. Revolving Credit Facility”) and a $425.0 million European revolving credit facility (the “European Revolving Credit Facility”). The Company is the borrower under the U.S. Revolving Credit Facility and the Company and/or CIH is the borrower under the European Revolving Credit Facility.

On August 20, 2014, the Company, CIH, the Administrative Agent, and certain other lenders (all such parties other than either of the Borrowers are collectively referred to as the “Lenders”) entered into Amendment No. 1 (the “Amendment”) to the May 2014 Credit Agreement (as amended, the “ 2014 Credit Agreement”). The Amendment was entered into primarily to reduce the interest rate applicable to the then existing European Term B loan facility under the May 2014 Credit Agreement by removing the provisions imposing certain minimums, or floors, used in the calculation of the interest rate on the European Term B loan facility. This was accomplished by adding a new European Term B-1 tranche to the 2014 Credit Agreement which replaced the existing European Term B loan facility.

The 2014 Credit Agreement provides for aggregate credit facilities of $3,712.3 million, consisting of a $496.3 million U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A Facility”), a $245.0 million U.S. term loan facility maturing on June 7, 2019 (the “U.S. Term A-1 Facility”), a $649.7 million U.S. term loan facility maturing on June 7, 2018 (the “U.S. Term A-2 Facility”), a $481.3 million European term loan facility maturing on June 7, 2018 (the “European Term A Facility”), a $990.0 million European term loan facility maturing on June 7, 2020 (the “European Term B-1 Facility”), and an aggregate $850.0 million revolving credit facility (including two sub-facilities for letters of credit of up to $200.0 million in the aggregate) which terminates on June 7, 2018 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for credit facilities consisting of the $425.0 million U.S. Revolving Credit Facility and the $425.0 million European Revolving Credit Facility. The 2014 Credit Agreement also permits the Company from time to time to elect to increase the Lenders’ revolving credit commitments under the U.S. Revolving Credit Facility or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans, other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $750.0 million. A portion of the borrowings under the 2013 Credit Agreement were used to refinance the outstanding obligations under the Company’s then existing senior credit facility with the remainder used to finance a portion of the purchase price for the Beer Business Acquisition and related expenses.

The rate of interest for borrowings under the 2014 Credit Agreement is a function of LIBOR plus a margin or the base rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2014 Credit Agreement). As of August 31, 2014, the LIBOR margin for the U.S. Term A Facility, the U.S. Term A-2 Facility, the European Term A Facility, the European Term B-1 Facility and the Revolving Credit Facility was 1.75%; and the LIBOR margin for the U.S. Term A-1 Facility was 2.0%.

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

As of August 31, 2014, under the 2014 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $489.8 million bearing an interest rate of 1.9%, U.S. Term A-1 Facility of $244.4 million bearing an interest rate of 2.2%, U.S. Term A-2 Facility of $641.3 million bearing an interest rate of 1.9%, European Term A Facility of $475.0 million bearing an interest rate of 1.9%, European Term B-1 Facility of $990.0 million bearing an interest rate of 1.9%, Revolving Credit Facility of $110.0 million bearing an interest rate of 1.9%, outstanding letters of credit of $14.1 million, and $725.9 million in revolving loans available to be drawn.

In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated as a hedge. The Company also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. For the six months ended August 31, 2014, and August 31, 2013, the Company reclassified net losses of $4.2 million and $4.1 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. For the three months ended August 31, 2014, and August 31, 2013, the Company reclassified net losses of $2.2 million and $2.0 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income.

Senior notes –
On May 14, 2013, the Company issued $500.0 million aggregate principal amount of 3.75% Senior Notes due May 2021 (the “May 2013 Eight Year Senior Notes”) and $1,050.0 million aggregate principal amount of 4.25% Senior Notes due May 2023 (the “May 2013 Ten Year Senior Notes”) (collectively, the “May 2013 Senior Notes”). The Company used the net proceeds from the offering ($1,535.5 million) to fund a portion of the purchase price for the Beer Business Acquisition. Interest on the May 2013 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2013. The May 2013 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The May 2013 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness. Certain of the Company’s U.S. subsidiaries guarantee the May 2013 Senior Notes on a senior unsecured basis. In connection with the issuance of the May 2013 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “May 2013 Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the May 2013 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “May 2013 Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Beer Business Acquisition. In accordance with the terms of the May 2013 Escrow Agreement, in connection with the closing of the Beer Business Acquisition, the May 2013 Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition. As of August 31, 2014, the Company had outstanding $1,550.0 million aggregate principal amount of May 2013 Senior Notes.

Accounts receivable securitization facilities –
On October 1, 2013, the Company entered into an amended and restated 364-day revolving trade accounts receivable securitization facility (the “CBI Facility”). Under the CBI Facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated with the Company for financial reporting purposes. The CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of August 31, 2014, the CBI SPV had no aggregate outstanding borrowings under the CBI Facility. As of August 31, 2014, the Company had $270.0 million available under the CBI Facility.

Also, on October 1, 2013, Crown Imports entered into a 364-day revolving trade accounts receivable securitization facility (the “Crown Facility”). Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated with the Company for financial reporting purposes. The Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million structured to account for the seasonality of Crown Imports’ business. As of August 31, 2014, the Crown SPV had aggregate outstanding borrowings under the Crown Facility of $6.0 million bearing a weighted average interest rate of 1.1%. As of August 31, 2014, the Company had $154.0 million available under the Crown Facility.

On September 29, 2014, the Company’s existing accounts receivable securitization facilities were amended, resulting in the extension of each facility for an additional 364-day term. The remaining provisions of the amended facilities are substantially identical in all material respects to the prior facilities.

11.    INCOME TAXES:

The Company’s effective tax rate for the six months ended August 31, 2014, and August 31, 2013, was 32.4% and 5.7%, respectively. The Company’s effective tax rate for the three months ended August 31, 2014, and August 31, 2013, was 32.2% and 4.1%, respectively.

The Company’s effective tax rate for both the six months and three months ended August 31, 2014, benefited primarily from the integration of the Beer Business Acquisition. The Company’s effective tax rate for both the six months and three months ended August 31, 2013, was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports of $1,642.0 million, and the recognition of tax benefits of $6.6 million related to the resolution of certain tax positions, partially offset by the write-off of nondeductible goodwill of $278.7 million.

12.    COMMITMENTS AND CONTINGENCIES:

Indemnification liabilities –
In connection with a prior divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of the divested business, a certain facility in the U.K. and certain income tax matters. As of August 31, 2014, and February 28, 2014, the carrying amount of these indemnification liabilities was $11.3 million and $11.6 million, respectively, and is included in other liabilities on the Company’s Consolidated Balance Sheets. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of August 31, 2014, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $292.5 million under these indemnifications with $278.9 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

13.    PRODUCT RECALL:

In August 2014, the Company announced a voluntary product recall of select packages in the U.S. and Guam containing 12-ounce clear glass bottles of its Corona Extra beer that may contain small particles of glass (the “Product Recall”). The Product Recall was a precautionary step after routine inspections in the Company’s quality control laboratory detected defects in certain bottles that could cause small particles of glass to break off and fall into the bottle. The potentially affected bottles came from a glass plant run by a third-party manufacturer that supplies the Company with bottles.

For the six months and three months ended August 31, 2014, the Company has recorded an estimated $9.2 million reduction, net of recoveries, to operating income for costs which the third-party manufacturer has not yet agreed to reimburse to the Company. This reduction consists primarily of a reduction to net sales of $3.5 million and a charge to cost of product sold of $5.4 million. The reduction to net sales is associated primarily with wholesale distributor payments in connection with the collection and handling of recalled product. The charge to cost of product sold consists primarily of freight costs associated with the potentially affected product.

While the Company expects to continue to collaborate with its third-party manufacturer and obtain reimbursement from its third-party manufacturer for some or all of the costs associated with the Product Recall, there can be no assurance there will be any potential recoveries. The Company may incur additional direct costs related to the Product Recall within the next three to six months.

14.    EARNINGS PER COMMON SHARE:

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the six months and three months ended August 31, 2014, and August 31, 2013, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the six months and three months ended August 31, 2014, and August 31, 2013, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted earnings per common share is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2014	2013	2014	2013
(in millions, except per share data)
Income available to common stockholders	$402.5	$1,574.9	$195.8	$1,522.0

Weighted average common shares outstanding – basic:
Class A Common Stock	168.663	163.277	169.158	164.825
Class B Convertible Common Stock	23.408	23.485	23.401	23.472

Weighted average common shares outstanding – diluted:
Class A Common Stock	168.663	163.277	169.158	164.825
Class B Convertible Common Stock	23.408	23.485	23.401	23.472
Stock-based awards, primarily stock options	8.508	9.294	8.241	8.470
Weighted average common shares outstanding – diluted	200.579	196.056	200.800	196.767

Earnings per common share – basic:
Class A Common Stock	$2.12	$8.53	$1.03	$8.18
Class B Convertible Common Stock	$1.93	$7.75	$0.93	$7.43
Earnings per common share – diluted:
Class A Common Stock	$2.01	$8.03	$0.98	$7.74
Class B Convertible Common Stock	$1.84	$7.38	$0.90	$7.11

For the six months ended August 31, 2014, and August 31, 2013, stock-based awards, primarily stock options, which could result in the issuance of 1.0 million and 1.4 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended August 31, 2014, and August 31, 2013, stock-based awards, primarily stock options, which could result in the issuance of 0.9 million and 1.4 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive.

15.    COMPREHENSIVE INCOME:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2014
Net income			$402.5
Other comprehensive income:
Foreign currency translation adjustments:
Net gains	$15.8	$(1.2)	14.6
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	15.8	(1.2)	14.6
Unrealized gain on cash flow hedges:
Net derivative gains	6.4	(1.6)	4.8
Reclassification adjustments	(0.1)	(0.6)	(0.7)
Net gain recognized in other comprehensive income	6.3	(2.2)	4.1
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.2	(0.1)	0.1
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.2	(0.1)	0.1
Pension/postretirement adjustments:
Net actuarial gains	—	—	—
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	—	—	—
Other comprehensive income	$22.3	$(3.5)	18.8
Total comprehensive income			$421.3

For the Six Months Ended August 31, 2013
Net income			$1,574.9
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(66.4)	$(1.6)	(68.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(66.4)	(1.6)	(68.0)
Unrealized gain on cash flow hedges:
Net derivative gains	2.4	(1.8)	0.6
Reclassification adjustments	3.6	(1.6)	2.0
Net gain recognized in other comprehensive loss	6.0	(3.4)	2.6
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(2.9)	(0.1)	(3.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(2.9)	(0.1)	(3.0)
Pension/postretirement adjustments:
Net actuarial gains	0.6	(0.2)	0.4
Reclassification adjustments	0.6	(0.1)	0.5
Net gain recognized in other comprehensive loss	1.2	(0.3)	0.9
Other comprehensive loss	$(62.1)	$(5.4)	(67.5)
Total comprehensive income			$1,507.4

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2014
Net income			$195.8
Other comprehensive loss:
Foreign currency translation adjustments:
Net losses	$(21.7)	$(0.5)	(22.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(21.7)	(0.5)	(22.2)
Unrealized loss on cash flow hedges:
Net derivative losses	(7.2)	2.2	(5.0)
Reclassification adjustments	(1.5)	0.2	(1.3)
Net loss recognized in other comprehensive loss	(8.7)	2.4	(6.3)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.1)	—	(0.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.1)	—	(0.1)
Pension/postretirement adjustments:
Net actuarial gains	—	—	—
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	—	—	—
Other comprehensive loss	$(30.5)	$1.9	(28.6)
Total comprehensive income			$167.2

For the Three Months Ended August 31, 2013
Net income			$1,522.0
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(44.1)	$(1.1)	(45.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(44.1)	(1.1)	(45.2)
Unrealized gain on cash flow hedges:
Net derivative gains	2.4	(1.3)	1.1
Reclassification adjustments	2.1	(0.9)	1.2
Net gain recognized in other comprehensive loss	4.5	(2.2)	2.3
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(1.7)	—	(1.7)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(1.7)	—	(1.7)
Pension/postretirement adjustments:
Net actuarial gains	0.4	(0.1)	0.3
Reclassification adjustments	0.3	—	0.3
Net gain recognized in other comprehensive loss	0.7	(0.1)	0.6
Other comprehensive loss	$(40.6)	$(3.4)	(44.0)
Total comprehensive income			$1,478.0

Accumulated other comprehensive income (loss) (“AOCI”), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized (Losses) Gains on Derivative Instruments	Net Unrealized (Losses) Gains on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
(in millions)
Balance, February 28, 2014	$103.6	$(8.9)	$(1.5)	$(7.2)	$86.0
Other comprehensive income:
Other comprehensive income before reclassification adjustments	14.6	4.8	0.1	—	19.5
Amounts reclassified from accumulated other comprehensive income	—	(0.7)	—	—	(0.7)
Other comprehensive income	14.6	4.1	0.1	—	18.8
Balance, August 31, 2014	$118.2	$(4.8)	$(1.4)	$(7.2)	$104.8

16.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of August 31, 2014, and February 28, 2014, the condensed consolidating statements of comprehensive income for the six months and three months ended August 31, 2014, and August 31, 2013, and the condensed consolidating statements of cash flows for the six months ended August 31, 2014, and August 31, 2013, for the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”), the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s 2014 Annual Report, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.
In connection with the preparation of the condensed consolidating financial information, the Company made certain immaterial adjustments to the condensed consolidating statement of cash flows for the six months ended August 31, 2013. These adjustments (i)  did not change the net (decrease) increase in cash and cash investments for the parent company, the Subsidiary Guarantors or the Subsidiary Nonguarantors and (ii)  had no impact on the consolidated amounts. The substantial majority of these adjustments had the effect of (i)  decreasing the parent company’s cash flows from operating activities and increasing the parent company’s cash flows from financing activities and (ii)  increasing the Subsidiary Guarantors’ cash flows from operating activities and decreasing the Subsidiary Guarantors’ cash flows from financing activities.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2014
Current assets:
Cash and cash investments	$13.7	$0.7	$89.9	$—	$104.3
Accounts receivable, net	0.3	6.8	649.7	0.1	656.9
Inventories	158.2	1,294.4	404.7	(78.4)	1,778.9
Intercompany receivable	10,723.1	15,121.0	4,970.6	(30,814.7)	—
Prepaid expenses and other	47.3	54.4	682.7	(486.4)	298.0
Total current assets	10,942.6	16,477.3	6,797.6	(31,379.4)	2,838.1
Property, plant and equipment, net	51.9	861.3	1,386.7	—	2,299.9
Investments in subsidiaries	11,384.4	11.9	—	(11,396.3)	—
Goodwill	—	5,411.3	738.0	—	6,149.3
Intangible assets, net	—	708.4	2,501.8	3.3	3,213.5
Intercompany notes receivable	3,715.0	9.8	—	(3,724.8)	—
Other assets, net	57.0	69.9	29.7	—	156.6
Total assets	$26,150.9	$23,549.9	$11,453.8	$(46,497.2)	$14,657.4

Current liabilities:
Notes payable to banks	$—	$—	$253.0	$—	$253.0
Current maturities of long-term debt	563.1	17.2	35.4	—	615.7
Accounts payable	26.6	169.6	245.7	—	441.9
Accrued excise taxes	14.5	10.1	4.9	—	29.5
Intercompany payable	14,396.0	11,167.3	5,251.4	(30,814.7)	—
Other accrued expenses and liabilities	752.4	129.1	165.8	(511.1)	536.2
Total current liabilities	15,752.6	11,493.3	5,956.2	(31,325.8)	1,876.3
Long-term debt, less current maturities	4,861.7	30.4	1,431.1	—	6,323.2
Deferred income taxes	18.3	602.7	194.0	—	815.0
Intercompany notes payable	—	3,702.0	22.8	(3,724.8)	—
Other liabilities	30.9	24.2	100.4	—	155.5
Stockholders’ equity	5,487.4	7,697.3	3,749.3	(11,446.6)	5,487.4
Total liabilities and stockholders’ equity	$26,150.9	$23,549.9	$11,453.8	$(46,497.2)	$14,657.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2014
Current assets:
Cash and cash investments	$0.5	$0.8	$62.6	$—	$63.9
Accounts receivable, net	0.2	9.0	617.0	—	626.2
Inventories	153.5	1,270.0	384.8	(64.5)	1,743.8
Intercompany receivable	8,529.4	13,339.0	4,104.0	(25,972.4)	—
Prepaid expenses and other	49.1	61.6	701.6	(499.0)	313.3
Total current assets	8,732.7	14,680.4	5,870.0	(26,535.9)	2,747.2
Property, plant and equipment, net	39.4	846.3	1,128.6	—	2,014.3
Investments in subsidiaries	10,795.6	9.4	—	(10,805.0)	—
Goodwill	—	5,411.3	735.5	—	6,146.8
Intangible assets, net	—	707.6	2,523.0	0.5	3,231.1
Intercompany notes receivable	3,606.0	8.5	—	(3,614.5)	—
Other assets, net	62.4	64.6	35.7	—	162.7
Total assets	$23,236.1	$21,728.1	$10,292.8	$(40,954.9)	$14,302.1

Current liabilities:
Notes payable to banks	$—	$—	$57.2	$—	$57.2
Current maturities of long-term debt	547.1	16.4	26.5	—	590.0
Accounts payable	24.4	109.0	161.8	—	295.2
Accrued excise taxes	13.7	8.5	5.5	—	27.7
Intercompany payable	11,996.5	9,700.4	4,275.5	(25,972.4)	—
Other accrued expenses and liabilities	712.9	182.3	680.7	(520.3)	1,055.6
Total current liabilities	13,294.6	10,016.6	5,207.2	(26,492.7)	2,025.7
Long-term debt, less current maturities	4,892.3	32.8	1,448.2	—	6,373.3
Deferred income taxes	17.2	569.4	176.0	—	762.6
Intercompany notes payable	—	3,597.7	16.8	(3,614.5)	—
Other liabilities	50.7	21.5	87.0	—	159.2
Stockholders’ equity	4,981.3	7,490.1	3,357.6	(10,847.7)	4,981.3
Total liabilities and stockholders’ equity	$23,236.1	$21,728.1	$10,292.8	$(40,954.9)	$14,302.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2014
Sales	$1,139.2	$2,659.5	$1,605.4	$(1,947.0)	$3,457.1
Less – excise taxes	(153.2)	(139.1)	(34.7)	—	(327.0)
Net sales	986.0	2,520.4	1,570.7	(1,947.0)	3,130.1
Cost of product sold	(796.9)	(1,906.4)	(1,012.9)	1,928.2	(1,788.0)
Gross profit	189.1	614.0	557.8	(18.8)	1,342.1
Selling, general and administrative expenses	(194.1)	(301.0)	(83.5)	7.4	(571.2)
Operating (loss) income	(5.0)	313.0	474.3	(11.4)	770.9
Equity in earnings (losses) of equity method investees and subsidiaries	509.0	1.8	0.6	(511.5)	(0.1)
Interest income	—	—	0.6	—	0.6
Intercompany interest income	88.5	103.8	0.2	(192.5)	—
Interest expense	(146.0)	(0.7)	(25.3)	—	(172.0)
Intercompany interest expense	(103.5)	(88.4)	(0.6)	192.5	—
Loss on write-off of financing costs	—	—	(4.4)	—	(4.4)
Income before income taxes	343.0	329.5	445.4	(522.9)	595.0
Benefit from (provision for) income taxes	59.5	(123.1)	(132.4)	3.5	(192.5)
Net income	$402.5	$206.4	$313.0	$(519.4)	$402.5
Comprehensive income	$421.3	$207.5	$329.4	$(536.9)	$421.3

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2013
Sales	$1,121.8	$1,633.4	$821.6	$(1,197.3)	$2,379.5
Less – excise taxes	(153.3)	(59.1)	(33.9)	—	(246.3)
Net sales	968.5	1,574.3	787.7	(1,197.3)	2,133.2
Cost of product sold	(825.0)	(1,092.7)	(539.9)	1,157.5	(1,300.1)
Gross profit	143.5	481.6	247.8	(39.8)	833.1
Selling, general and administrative expenses	(219.4)	(144.5)	(74.1)	8.3	(429.7)
Impairment of goodwill and intangible assets	—	—	(300.9)	—	(300.9)
Gain on remeasurement to fair value of equity method investment	—	1,642.0	—	—	1,642.0
Operating (loss) income	(75.9)	1,979.1	(127.2)	(31.5)	1,744.5
Equity in earnings of equity method investees and subsidiaries	1,722.8	74.1	0.2	(1,726.8)	70.3
Interest income	0.1	—	3.8	—	3.9
Intercompany interest income	70.7	77.9	0.8	(149.4)	—
Interest expense	(130.8)	(3.0)	(15.2)	—	(149.0)
Intercompany interest expense	(82.7)	(66.4)	(0.3)	149.4	—
Income (loss) before income taxes	1,504.2	2,061.7	(137.9)	(1,758.3)	1,669.7
Benefit from (provision for) income taxes	70.7	(153.0)	(21.7)	9.2	(94.8)
Net income (loss)	$1,574.9	$1,908.7	$(159.6)	$(1,749.1)	$1,574.9
Comprehensive income (loss)	$1,507.4	$1,915.8	$(234.4)	$(1,681.4)	$1,507.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2014
Sales	$594.7	$1,357.2	$791.4	$(973.3)	$1,770.0
Less – excise taxes	(76.9)	(71.5)	(17.5)	—	(165.9)
Net sales	517.8	1,285.7	773.9	(973.3)	1,604.1
Cost of product sold	(418.6)	(983.1)	(504.2)	973.8	(932.1)
Gross profit	99.2	302.6	269.7	0.5	672.0
Selling, general and administrative expenses	(101.2)	(152.5)	(43.1)	3.5	(293.3)
Operating (loss) income	(2.0)	150.1	226.6	4.0	378.7
Equity in earnings (losses) of equity method investees and subsidiaries	3.2	0.3	0.4	(4.5)	(0.6)
Interest income	—	—	0.1	—	0.1
Intercompany interest income	44.4	54.5	0.1	(99.0)	—
Interest expense	(74.1)	(0.4)	(10.6)	—	(85.1)
Intercompany interest expense	(54.3)	(44.3)	(0.4)	99.0	—
Loss on write-off of financing costs	—	—	(4.4)	—	(4.4)
(Loss) income before income taxes	(82.8)	160.2	211.8	(0.5)	288.7
Benefit from (provision for) income taxes	278.6	(60.6)	(309.8)	(1.1)	(92.9)
Net income (loss)	$195.8	$99.6	$(98.0)	$(1.6)	$195.8
Comprehensive income (loss)	$167.2	$99.0	$(128.4)	$29.4	$167.2

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2013
Sales	$569.3	$1,243.1	$607.7	$(806.8)	$1,613.3
Less – excise taxes	(75.2)	(61.1)	(17.2)	—	(153.5)
Net sales	494.1	1,182.0	590.5	(806.8)	1,459.8
Cost of product sold	(425.0)	(817.6)	(413.4)	773.2	(882.8)
Gross profit	69.1	364.4	177.1	(33.6)	577.0
Selling, general and administrative expenses	(100.4)	(115.6)	(32.2)	4.1	(244.1)
Impairment of goodwill and intangible assets	—	—	(300.9)	—	(300.9)
Gain on remeasurement to fair value of equity method investment	—	1,642.0	—	—	1,642.0
Operating (loss) income	(31.3)	1,890.8	(156.0)	(29.5)	1,674.0
Equity in earnings of equity method investees and subsidiaries	1,589.0	7.7	0.1	(1,593.1)	3.7
Interest income	0.1	—	1.9	—	2.0
Intercompany interest income	44.9	41.2	0.4	(86.5)	—
Interest expense	(77.4)	(0.3)	(14.6)	—	(92.3)
Intercompany interest expense	(43.7)	(42.6)	(0.2)	86.5	—
Income (loss) before income taxes	1,481.6	1,896.8	(168.4)	(1,622.6)	1,587.4
Benefit from (provision for) income taxes	40.4	(91.0)	(23.4)	8.6	(65.4)
Net income (loss)	$1,522.0	$1,805.8	$(191.8)	$(1,614.0)	$1,522.0
Comprehensive income (loss)	$1,478.0	$1,809.5	$(239.8)	$(1,569.7)	$1,478.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2014
Net cash (used in) provided by operating activities	$(224.8)	$393.2	$499.7	$—	$668.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(13.3)	(54.5)	(240.4)	—	(308.2)
Net proceeds from intercompany notes	207.9	—	—	(207.9)	—
Net investments in equity affiliates	(46.4)	—	—	46.4	—
Other investing activities	—	(5.7)	7.7	—	2.0
Net cash provided by (used in) investing activities	148.2	(60.2)	(232.7)	(161.5)	(306.2)

Cash flows from financing activities:
Payments of dividends	—	—	(24.9)	24.9	—
Net (returns of capital to) contributions from equity affiliates	—	(16.6)	87.9	(71.3)	—
Net proceeds from (repayments of) intercompany notes	20.6	(281.7)	53.2	207.9	—
Payment of delayed purchase price arrangement	—	—	(543.3)	—	(543.3)
Principal payments of long-term debt	(16.8)	(8.7)	(8.9)	—	(34.4)
Payments of minimum tax withholdings on stock-based payment awards	—	(26.1)	(2.3)	—	(28.4)
Payments of financing costs of long-term debt	(0.1)	—	(1.9)	—	(2.0)
Net proceeds from notes payable	—	—	197.0	—	197.0
Excess tax benefits from stock-based payment awards	64.0	—	—	—	64.0
Proceeds from exercises of employee stock options	18.3	—	—	—	18.3
Proceeds from employee stock purchases	3.8	—	—	—	3.8
Net cash provided by (used in) financing activities	89.8	(333.1)	(243.2)	161.5	(325.0)

Effect of exchange rate changes on cash and cash investments	—	—	3.5	—	3.5

Net increase (decrease) in cash and cash investments	13.2	(0.1)	27.3	—	40.4
Cash and cash investments, beginning of period	0.5	0.8	62.6	—	63.9
Cash and cash investments, end of period	$13.7	$0.7	$89.9	$—	$104.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2013
Net cash (used in) provided by operating activities	$(138.9)	$704.3	$(57.6)	$(18.8)	$489.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.0)	(33.1)	(11.1)	—	(49.2)
Purchase of business, net of cash acquired	—	(1,770.1)	(2,902.8)	—	(4,672.9)
Net proceeds from intercompany notes	695.3	—	—	(695.3)	—
Net investments in equity affiliates	(1,149.7)	—	—	1,149.7	—
Other investing activities	—	2.5	0.2	—	2.7
Net cash used in investing activities	(459.4)	(1,800.7)	(2,913.7)	454.4	(4,719.4)

Cash flows from financing activities:
Payments of dividends	—	—	(18.8)	18.8	—
Net (returns of capital to) contributions from equity affiliates	—	(139.7)	1,289.4	(1,149.7)	—
Net (repayments of) proceeds from intercompany notes	(1,945.0)	1,260.7	(11.0)	695.3	—
Principal payments of long-term debt	(2.3)	(7.6)	—	—	(9.9)
Payments of minimum tax withholdings on stock-based payment awards	—	(16.4)	(1.6)	—	(18.0)
Payments of financing costs of long-term debt	(69.6)	—	(12.6)	—	(82.2)
Net proceeds from notes payable	78.0	—	194.1	—	272.1
Excess tax benefits from stock-based payment awards	53.8	—	—	—	53.8
Proceeds from exercises of employee stock options	77.5	—	—	—	77.5
Proceeds from employee stock purchases	2.5	—	—	—	2.5
Proceeds from issuance of long-term debt	2,225.0	—	1,500.0	—	3,725.0
Net cash provided by financing activities	419.9	1,097.0	2,939.5	(435.6)	4,020.8

Effect of exchange rate changes on cash and cash investments	—	—	(5.1)	—	(5.1)

Net (decrease) increase in cash and cash investments	(178.4)	0.6	(36.9)	—	(214.7)
Cash and cash investments, beginning of period	185.8	0.7	145.0	—	331.5
Cash and cash investments, end of period	$7.4	$1.3	$108.1	$—	$116.8

17.    BUSINESS SEGMENT INFORMATION:

Prior to the Beer Business Acquisition, Crown Imports was a reportable segment of the Company. In connection with the Beer Business Acquisition and the resulting consolidation of the acquired businesses from the date of acquisition, the Crown Imports segment, together with the Brewery Purchase, is now known as the Beer segment. Accordingly, the Company’s internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and the Company reports its operating results in three segments:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. In the Beer segment, the Company has an exclusive perpetual brand license to import, market and sell in the U.S. the Mexican Beer Brands. In the Wine and Spirits segment, the Company sells a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine, complemented by certain premium spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in the chief operating decision maker’s evaluation of the operating income performance of the other reportable segments. The business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of its internal financial reporting.

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

For the six months and three months ended August 31, 2014, and August 31, 2013, Unusual Items included in consolidated operating income consist of:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2014	2013	2014	2013
(in millions)
Net Sales
Product recall	$3.5	$—	$3.5	$—

Cost of Product Sold
Amortization of favorable interim supply agreement	18.9	2.1	11.3	2.1
Product recall	5.4	—	5.4	—
Flow through of inventory step-up	—	11.0	—	9.5
Other costs	5.9	—	5.6	—
Total Cost of Product Sold	30.2	13.1	22.3	11.6

Selling, General and Administrative Expenses
Transaction, integration and other acquisition-related costs	13.1	34.9	8.6	7.4
Product recall	0.3	—	0.3	—
Deferred compensation	—	7.0	—	—
Restructuring charges and other	—	(2.9)	—	—
Total Selling, General and Administrative Expenses	13.4	39.0	8.9	7.4

Impairment of Goodwill and Intangible Assets	—	300.9	—	300.9

Gain on Remeasurement to Fair Value of Equity Method Investment	—	(1,642.0)	—	(1,642.0)

Unusual Items	$47.1	$(1,289.0)	$34.7	$(1,322.1)

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

Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2014	2013	2014	2013
(in millions)
Beer
Net sales	$1,759.5	$1,576.2	$891.8	$814.6
Segment operating income	$558.6	$360.4	$271.1	$226.4
Long-lived tangible assets	$1,060.6	$668.7	$1,060.6	$668.7
Total assets	$7,713.3	$7,294.5	$7,713.3	$7,294.5
Capital expenditures	$228.8	$3.6	$143.5	$3.3
Depreciation and amortization	$19.9	$11.0	$10.1	$10.5

Wine and Spirits
Net sales:
Wine	$1,227.1	$1,226.4	$640.7	$629.1
Spirits	147.0	144.0	75.1	67.9
Net sales	$1,374.1	$1,370.4	$715.8	$697.0
Segment operating income	$312.9	$285.8	$169.7	$158.2
Equity in (losses) earnings of equity method investees	$(0.1)	$0.1	$(0.6)	$(0.6)
Long-lived tangible assets	$1,107.5	$1,081.3	$1,107.5	$1,081.3
Investments in equity method investees	$72.0	$73.2	$72.0	$73.2
Total assets	$6,610.0	$6,403.1	$6,610.0	$6,403.1
Capital expenditures	$51.5	$35.6	$20.2	$19.1
Depreciation and amortization	$50.9	$47.5	$25.3	$23.4

Corporate Operations and Other
Segment operating loss	$(53.5)	$(48.1)	$(27.4)	$(24.1)
Long-lived tangible assets	$131.8	$120.4	$131.8	$120.4
Total assets	$334.1	$425.2	$334.1	$425.2
Capital expenditures	$27.9	$10.3	$13.1	$4.8
Depreciation and amortization	$13.3	$11.1	$6.8	$6.2

Unusual Items
Net sales	$(3.5)	$—	$(3.5)	$—
Operating (loss) income	$(47.1)	$1,289.0	$(34.7)	$1,322.1
Equity in losses of equity method investees	$—	$(0.1)	$—	$—
Depreciation and amortization	$18.9	$2.1	$11.3	$2.1

Consolidation and Eliminations
Net sales	$—	$(813.4)	$—	$(51.8)
Operating income	$—	$(142.6)	$—	$(8.6)
Equity in earnings of Crown Imports	$—	$70.3	$—	$4.3
Capital expenditures	$—	$(0.3)	$—	$—
Depreciation and amortization	$—	$(0.5)	$—	$—

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2014	2013	2014	2013
(in millions)
Consolidated
Net sales	$3,130.1	$2,133.2	$1,604.1	$1,459.8
Operating income	$770.9	$1,744.5	$378.7	$1,674.0
Equity in (losses) earnings of equity method investees	$(0.1)	$70.3	$(0.6)	$3.7
Long-lived tangible assets	$2,299.9	$1,870.4	$2,299.9	$1,870.4
Investments in equity method investees	$72.0	$73.2	$72.0	$73.2
Total assets	$14,657.4	$14,122.8	$14,657.4	$14,122.8
Capital expenditures	$308.2	$49.2	$176.8	$27.2
Depreciation and amortization	$103.0	$71.2	$53.5	$42.2

18.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

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

Product Recall

In August 2014, we announced the Product Recall as a precautionary step after routine inspections in our quality control laboratory detected defects in certain bottles that could cause small particles of glass to break off and fall into the bottle. The potentially affected bottles came from a glass plant run by a third party manufacturer that supplies us with bottles.

For Second Quarter 2015 and Six Months 2015 (both as defined below), we have recorded an estimated $9.2 million reduction, net of recoveries, to operating income for costs which the third-party manufacturer has not yet agreed to reimburse to us. While we expect to continue to collaborate with our third-party manufacturer and obtain reimbursement from our third-party manufacturer for some or all of the costs associated with the Product Recall, there can be no assurance there will be any potential recoveries. We may incur additional direct costs related to the Product Recall within the next three to six months.

Strategy

Our business strategy in the Beer segment includes the following:  (i)  continued focus on growing our premium Mexican beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands; (ii)  completion of the required Brewery expansion in Mexico from 10 million hectoliters production capacity to 20 million hectoliters production capacity by December 31, 2016, with a goal to complete the expansion within three years from the date of the Beer Business Acquisition; (iii)  incremental expansion of the Brewery from 20 million hectoliters production capacity to 25 million hectoliters production capacity to meet current and future demand expectations; and (iv)  continued focus on the sourcing of key production inputs, including agricultural and other raw materials and energy, in order to provide flexibility, enable growth and improve profitability. See “Acquisition” and “Recent Developments” below for additional discussion.

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

Recent Developments – Beer Segment

Glass Sourcing Strategy

In October 2014, we agreed to acquire a state-of-the-art glass production plant that is located adjacent to our Brewery in Nava, Mexico, for approximately $300 million. This transaction also includes the purchase of a high-density warehouse, land and rail infrastructure and, along with customary closing conditions, is subject to U.S. Department of Justice and Mexican regulatory approvals, both of which are expected to be received before the end of calendar year 2014. We also entered into an agreement to form an equally-owned joint venture with Owens-Illinois to own and operate the glass production plant. The joint venture will provide bottles exclusively for our Brewery. The glass plant currently has one operational glass furnace and plans are in place to expand it to four furnaces over the next four years. When fully operational with four furnaces, this facility is expected to supply more than 50% of our glass requirements for the Beer segment. We expect that the joint venture will become operational before the end of calendar year 2014. The results of operations of the joint venture are expected to be consolidated by us and reported in the Beer segment.

Incremental Brewery Expansion

In October 2014, we also announced an incremental 5 million hectoliter expansion of our Brewery that will increase production capacity to 25 million hectoliters when completed. We currently expect this incremental expansion to be completed by the end of calendar year 2017.

As a result of these developments, we now plan to spend from $725 million to $775 million for capital expenditures for the year ended February 28, 2015, including from $600 million to $650 million for the Beer segment associated primarily with the Brewery expansions.

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

Results of Operations

Financial Highlights

For the three months ended August 31, 2014 (“Second Quarter 2015”), and August 31, 2013 (“Second Quarter 2014”):

•	Our Beer Business Acquisition continued to drive improvement within our results of operations.

•	Our net sales increased 10% primarily due to the Beer Business Acquisition and strong consumer demand within the Mexican beer portfolio.

•
Operating income decreased significantly primarily due to the unfavorable overlap of the prior year nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports, partially offset by (i)  the favorable overlap of the prior year impairment of nondeductible goodwill and intangible assets, (ii)  organic (as defined below) beer growth and (iii)  the benefit from the Beer Business Acquisition.

•	Net income and diluted earnings per share also decreased significantly primarily due to the items discussed above.

For the six months ended August 31, 2014 (“Six Months 2015”), and August 31, 2013 (“Six Months 2014”):

•
Our Beer Business Acquisition continued to drive significant improvements within our results of operations, financial position and cash flows, including the continued realization of operating efficiencies and the strengthening of relationships with wholesalers and distributors.

•	Our net sales increased 47% primarily due to the Beer Business Acquisition and strong consumer demand within the Mexican beer portfolio.

•
Operating income decreased significantly primarily due to the unfavorable overlap of the prior year nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports, partially offset by the favorable overlap of the prior year impairment of nondeductible goodwill and intangible assets and the benefit from the Beer Business Acquisition.

•
Net income also decreased significantly primarily due to the items discussed above combined with lower equity in earnings (Crown Imports) and an increase in interest expense, net, driven largely by financing for the Beer Business Acquisition.

•	The significant decrease in our diluted earnings per share resulted largely from the items discussed above.

References to organic throughout the following discussion exclude the impact on a consolidated basis of beer acquired in the Beer Business Acquisition. Prior to the Beer Business Acquisition, the results of operations of the Beer segment were eliminated in consolidation as our preexisting 50% equity interest in Crown Imports was accounted for under the equity method of accounting.

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

As more fully described herein and in the related notes to the Financial Statements, the Unusual Items that impacted comparability in our results for each period are as follows:

	Second Quarter 2015	Second Quarter 2014	Six Months 2015	Six Months 2014
(in millions)
Net Sales
Product recall	$3.5	$—	$3.5	$—

Cost of Product Sold
Amortization of favorable interim supply agreement	11.3	2.1	18.9	2.1
Product recall	5.4	—	5.4	—
Flow through of inventory step-up	—	9.5	—	11.0
Other costs	5.6	—	5.9	—
Total Cost of Product Sold	22.3	11.6	30.2	13.1

Selling, General and Administrative Expenses
Transaction, integration and other acquisition-related costs	8.6	7.4	13.1	34.9
Product recall	0.3	—	0.3	—
Deferred compensation	—	—	—	7.0
Restructuring charges and other	—	—	—	(2.9)
Total Selling, General and Administrative Expenses	8.9	7.4	13.4	39.0

Impairment of Goodwill and Intangible Assets	—	300.9	—	300.9

Gain on Remeasurement to Fair Value of Equity Method Investment	—	(1,642.0)	—	(1,642.0)

Equity in Losses of Equity Method Investees	—	—	—	0.1

Loss on Write-Off of Financing Costs	4.4	—	4.4	—
Unusual Items	$39.1	$(1,322.1)	$51.5	$(1,288.9)

Net Sales

Product Recall

For Second Quarter 2015 and Six Months 2015, product recall costs represents costs, net of recoveries, primarily associated with wholesale distributor payments in connection with the collection and handling of recalled product associated with the Product Recall.

Cost of Product Sold

Favorable Interim Supply Agreement

In connection with the Beer Business Acquisition, a temporary supply agreement was negotiated under a favorable pricing arrangement for the required volume of beer needed to fulfill expected U.S. demand in excess of the Brewery’s capacity. For all periods presented, amortization of favorable interim supply agreement reflects amounts associated with non-Brewery product purchased from the date of acquisition which has been sold to our U.S. customers during the respective period.

Product Recall

For Second Quarter 2015 and Six Months 2015, product recall costs represent costs, net of recoveries, primarily associated with freight costs associated with the potentially affected product of the Product Recall.

Inventory Step-Up

In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventory on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired company prior to acquisition. For Second Quarter 2014 and Six Months 2014, flow through of inventory step-up was primarily associated with the Beer Business Acquisition.

Other Costs

For Second Quarter 2015 and Six Months 2015, other costs represent a net unrealized loss from the mark to fair value of undesignated commodity swap contracts and a loss on certain assets in connection with an earthquake in Napa, California. The net unrealized loss from the mark to fair value of undesignated commodity swap contracts is reported outside of segment operating results until such time that the underlying exposure is realized in the segment operating results. At that time, the realized gains or losses from the mark to fair value of the undesignated commodity swap contracts are reported in the appropriate operating segment, allowing our operating segments to realize the economic effects of the commodity swap contracts without the resulting unrealized mark to fair value volatility.

Selling, General and Administrative Expenses

Transaction, Integration and Other Acquisition-Related Costs

For all periods presented, transaction, integration and other acquisition-related costs were associated primarily with the Beer Business Acquisition.

Deferred Compensation

For Six Months 2014, deferred compensation relates to a prior period correction of previously unrecognized deferred compensation costs that were associated with certain employment agreements.

Restructuring Charges and Other

For Six Months 2014, restructuring charges and other consist primarily of restructuring and related credits associated with previously announced restructuring plans.

Impairment of Goodwill and Intangible Assets

For Second Quarter 2014 and Six Months 2014, we recorded impairment losses of $300.9 million consisting of impairments of goodwill and certain trademarks of $278.7 million and $22.2 million, respectively, related to our Wine and Spirits segment’s Canadian reporting unit.

Gain on Remeasurement to Fair Value of Equity Method Investment

Prior to the Beer Business Acquisition, we accounted for our investment in Crown Imports under the equity method of accounting. In applying the acquisition method of accounting, our preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and we recognized a gain of $1,642.0 million for Second Quarter 2014 and Six Months 2014 in connection with the Beer Business Acquisition.

Loss on Write-off of Financing Costs

We recorded a loss on the write-off of financing costs for Second Quarter 2015 and Six Months 2015 in connection with the Amendment to the May 2014 Credit Agreement.

Second Quarter 2015 Compared to Second Quarter 2014

Net Sales

The following table sets forth net sales for each of our reportable segments for Second Quarter 2015 and Second Quarter 2014.

	Second Quarter 2015	Second Quarter 2014	% Increase
(in millions)
Beer	$891.8	$814.6	9%
Wine and Spirits:
Wine	640.7	629.1	2%
Spirits	75.1	67.9	11%
Total Wine and Spirits	715.8	697.0	3%
Total Reportable Segments	1,607.6	1,511.6	6%
Unusual Items	(3.5)	—	NM
Consolidation and Eliminations	—	(51.8)	100%
Consolidated Net Sales	$1,604.1	$1,459.8	10%

NM = Not Meaningful

Net sales increased to $1,604.1 million for Second Quarter 2015 from $1,459.8 million for Second Quarter 2014, an increase of $144.3 million, or 10%. This increase resulted primarily from $73.4 million of net sales of products acquired in the Beer Business Acquisition combined with organic beer growth of $55.6 million.

Beer

	Second Quarter 2015	Second Quarter 2014	% Increase
(in millions, branded product, 24 pack, 12 ounce case equivalents)
Net Sales	$891.8	$814.6	9.5%

Shipment Volume	56.8	53.0	7.2%

Depletion Volume (1)			8.1%

(1)	Depletions are based on third party data.

The increase in net sales for the Beer segment resulted primarily from volume growth within our Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, combined with a favorable impact from pricing in select markets. The increase in net sales for the Beer segment was tempered by the reversal of net sales of approximately $37 million, or approximately 2 million case shipments, in connection with the Product Recall. We expect to replenish this volume with shipments to wholesaler distributors primarily during the third quarter of fiscal 2015.

Wine and Spirits

	Second Quarter 2015	Second Quarter 2014	% Increase (Decrease)
(in millions, branded product, 9 liter case equivalents)
Net Sales	$715.8	$697.0	2.7%

Shipment Volume
Total	16.8	16.6	1.2%
U.S. Domestic	12.6	12.5	0.8%
U.S. Domestic Focus Brands	8.6	8.9	(3.4%)

Depletion Volume (1)
U.S. Domestic			2.4%
U.S. Domestic Focus Brands			2.7%

The increase in net sales for the Wine and Spirits segment resulted primarily from branded wine and spirits volume growth combined with lower promotional expense.

Gross Profit

Gross profit increased to $672.0 million for Second Quarter 2015 from $577.0 million for Second Quarter 2014, an increase of $95.0 million, or 16%. This increase is due to (i)  organic beer growth of $60.2 million (driven primarily by incremental gross profit from the Brewery Purchase and organic volume growth), (ii)  gross profit from the Beer Business Acquisition of $33.3 million and (iii)  an increase in Wine and Spirits’ gross profit of $15.7 million, partially offset by an increase in Unusual Items of $14.2 million.

The Beer segment’s gross profit increased $77.7 million, or 24%, primarily due to incremental gross profit from the Brewery Purchase, the volume growth and the favorable impact from pricing in select markets.

Wine and Spirits’ gross profit increased $15.7 million, or 6%, primarily due to favorable product mix and lower promotional expense for the branded wine and spirits portfolio.

Gross profit as a percent of net sales increased to 41.9% for Second Quarter 2015 compared to 39.5% for Second Quarter 2014 primarily due to the items discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $293.3 million for Second Quarter 2015 from $244.1 million for Second Quarter 2014, an increase of $49.2 million, or 20%. This increase is primarily due to an increase in organic beer selling, general and administrative expenses of $28.8 million and $11.5 million of selling, general and administrative expenses from the Beer Business Acquisition.

The Beer segment’s selling, general and administrative expenses increased $33.0 million, or 33%, primarily due to increases in advertising expenses of $17.7 million and general and administrative expenses of $10.7 million. The increase in advertising expenses is due largely to planned investment behind our Mexican beer portfolio. The increase in general and administrative expenses is primarily due to (i)  foreign currency transaction losses for Second Quarter 2015 combined with an overlap of foreign currency transaction gains for Second Quarter 2014 and (ii)  higher compensation and benefit costs associated largely with increased headcount and higher annual management incentive expense.

Selling, general and administrative expenses as a percent of net sales increased to 18.3% for Second Quarter 2015 as compared to 16.7% for Second Quarter 2014 primarily due to the items discussed above.

Operating Income

The following table sets forth operating income (loss) for each of our reportable segments for Second Quarter 2015 and Second Quarter 2014.

	Second Quarter 2015	Second Quarter 2014	% Increase (Decrease)
(in millions)
Beer	$271.1	$226.4	20%
Wine and Spirits	169.7	158.2	7%
Corporate Operations and Other	(27.4)	(24.1)	(14%)
Total Reportable Segments	413.4	360.5	15%
Unusual Items	(34.7)	1,322.1	NM
Consolidation and Eliminations	—	(8.6)	100%
Consolidated Operating Income	$378.7	$1,674.0	NM

As a result of the factors discussed above, consolidated operating income decreased to $378.7 million for Second Quarter 2015 from $1,674.0 million for Second Quarter 2014, a decrease of $1,295.3 million.

Equity in (Losses) Earnings of Equity Method Investees

Equity in (losses) earnings of equity method investees decreased to losses of $0.6 million for Second Quarter 2015 from earnings of $3.7 million for Second Quarter 2014, a decrease of $4.3 million. This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense, Net

Interest expense, net of interest income of $0.1 million and $2.0 million for Second Quarter 2015 and Second Quarter 2014, respectively, decreased to $85.0 million for Second Quarter 2015 from $90.3 million for Second Quarter 2014, a decrease of $5.3 million, or (6%). This decrease was primarily due to lower average interest rates.

Provision for Income Taxes

Our effective tax rate for Second Quarter 2015 and Second Quarter 2014 was 32.2% and 4.1%, respectively. Our effective tax rate for Second Quarter 2015 benefited primarily from the integration of the Beer Business Acquisition. Our effective tax rate for Second Quarter 2014 was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports of $1,642.0 million, and the recognition of tax benefits of $6.6 million related to the resolution of certain tax positions, partially offset by the write-off of nondeductible goodwill of $278.7 million.

Net Income

As a result of the above factors, net income decreased to $195.8 million for Second Quarter 2015 from $1,522.0 million for Second Quarter 2014, a decrease of $1,326.2 million.

Six Months 2015 Compared to Six Months 2014

Net Sales

The following table sets forth net sales for each of our reportable segments for Six Months 2015 and Six Months 2014.

	Six Months 2015	Six Months 2014	% Increase
(in millions)
Beer	$1,759.5	$1,576.2	12%
Wine and Spirits:
Wine	1,227.1	1,226.4	—%
Spirits	147.0	144.0	2%
Total Wine and Spirits	1,374.1	1,370.4	—%
Total Reportable Segments	3,133.6	2,946.6	6%
Unusual Items	(3.5)	—	NM
Consolidation and Eliminations	—	(813.4)	100%
Consolidated Net Sales	$3,130.1	$2,133.2	47%

Net sales increased to $3,130.1 million for Six Months 2015 from $2,133.2 million for Six Months 2014, an increase of $996.9 million, or 47%. This increase resulted primarily from $941.1 million of net sales of products acquired in the Beer Business Acquisition.

Beer

	Six Months 2015	Six Months 2014	% Increase
(in millions, branded product, 24 pack, 12 ounce case equivalents)
Net Sales	$1,759.5	$1,576.2	11.6%

Shipment Volume	111.5	102.5	8.8%

Depletion Volume (1)			8.0%

(1)	Depletions are based on third party data.

The increase in net sales for the Beer segment resulted primarily from volume growth within our Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, combined with a favorable impact from pricing in select markets. As previously discussed, the increase in net sales for the Beer segment was tempered by the reversal of net sales in connection with the Product Recall in Second Quarter 2015. However, we expect to replenish this volume with shipments to wholesale distributors primarily during the third quarter of fiscal 2015.

Wine and Spirits

	Six Months 2015	Six Months 2014	% Increase (Decrease)
(in millions, branded product, 9 liter case equivalents)
Net Sales	$1,374.1	$1,370.4	0.3%

Shipment Volume
Total	31.9	32.3	(1.2%)
U.S. Domestic	24.0	24.4	(1.6%)
U.S. Domestic Focus Brands	16.7	17.1	(2.3%)

Depletion Volume (1)
U.S. Domestic			0.4%
U.S. Domestic Focus Brands			0.8%

The increase in net sales for the Wine and Spirits segment is due primarily to an increase in spirits net sales of $3.0 million, or 2%, resulting primarily from favorable product mix within the branded spirits portfolio. Wine net sales were fairly flat as lower wine volumes (predominantly in the U.S. due largely to a planned reduction in inventory levels by one of our exclusive distributors) were partially offset by the recognition of contractually required payments from the distributor equal to the approximate profit lost on the reduced sales associated with the inventory reduction. In addition, wine net sales benefited from favorable product mix predominantly within the U.S. branded wine portfolio.

Gross Profit

Gross profit increased to $1,342.1 million for Six Months 2015 from $833.1 million for Six Months 2014, an increase of $509.0 million, or 61%. This increase is due to (i)  gross profit from the Beer Business Acquisition of $443.5 million, (ii)  organic beer growth of $60.2 million (driven primarily by incremental gross profit from the Brewery Purchase and organic volume growth) and (iii)  an increase in Wine and Spirits’ gross profit of $25.9 million, partially offset by an increase in unusual items of $20.6 million.

The Beer segment’s gross profit increased $262.3 million, or 48%, primarily due to incremental gross profit from the Brewery Purchase, the volume growth and the favorable impact from pricing in select markets.

Wine and Spirits’ gross profit increased $25.9 million, or 5%, primarily due to favorable product mix for the branded wine and spirits portfolio.

Gross profit as a percent of net sales increased to 42.9% for Six Months 2015 compared to 39.1% for Six Months 2014 primarily due to the items discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $571.2 million for Six Months 2015 from $429.7 million for Six Months 2014, an increase of $141.5 million, or 33%. This increase is primarily due to (i)  $134.2 million of selling, general and administrative expenses from the Beer Business Acquisition, (ii)  an increase in organic beer selling, general and administrative expenses of $28.8 million and (iii)  an increase in Corporate Operations and Other of $5.3 million, partially offset by a decrease in Unusual items of $25.6 million.

The Beer segment’s selling, general and administrative expenses increased $64.1 million, or 33%, primarily due to increases in advertising expenses of $30.8 million and general and administrative expenses of $28.3 million. The increase in advertising expenses is due largely to planned investment behind our Mexican beer portfolio. The increase in general and administrative expenses is primarily attributable to (i)  higher compensation and benefit costs, (ii)  higher allocated information technology expense in the Beer segment (which was offset by a decrease in allocated information technology expense in the Wine and Spirits segment) and (iii)  current year foreign currency transaction losses combined with an overlap of prior year foreign currency transaction gains. The increase in compensation and benefit costs is associated largely with increased headcount and higher annual management incentive expense. The reallocation of information technology expense resulted from the Beer Business Acquisition and the associated consolidation of the Beer segment’s results of operations. Information technology expense is allocated to each of our segments to reflect utilization of central support services and costs associated with our information technology systems.

The increase in Corporate Operations and Other’s selling, general and administrative expenses is due to an increase in general and administrative expenses of $5.3 million. The increase in general and administrative expenses is primarily attributable to an increase in compensation and benefit costs associated largely with higher annual management incentive expense.

Selling, general and administrative expenses as a percent of net sales decreased to 18.2% for Six Months 2015 as compared to 20.1% for Six Months 2014 primarily due to the Beer Business Acquisition and the associated lower fixed overhead and the decrease in Unusual Items.

Operating Income

The following table sets forth operating income (loss) for each of our reportable segments for Six Months 2015 and Six Months 2014.

	Six Months 2015	Six Months 2014	% Increase (Decrease)
(in millions)
Beer	$558.6	$360.4	55%
Wine and Spirits	312.9	285.8	9%
Corporate Operations and Other	(53.5)	(48.1)	11%
Total Reportable Segments	818.0	598.1	37%
Unusual Items	(47.1)	1,289.0	(104%)
Consolidations and Eliminations	—	(142.6)	100%
Consolidated Operating Income	$770.9	$1,744.5	(56%)

As a result of the factors discussed above, consolidated operating income decreased to $770.9 million for Six Months 2015 from $1,744.5 million for Six Months 2014, a decrease of $973.6 million, or (56%).

Equity in (Losses) Earnings of Equity Method Investees

Equity in (losses) earnings of equity method investees decreased to losses of $0.1 million for Six Months 2015 from earnings of $70.3 million for Six Months 2014, a decrease of $70.4 million, or (100%). This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense, Net

Interest expense, net of interest income of $0.6 million and $3.9 million for Six Months 2015 and Six Months 2014, respectively, increased to $171.4 million for Six Months 2015 from $145.1 million for Six Months 2014, an increase of $26.3 million, or 18%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings, both due primarily to the issuance of the May 2013 Senior Notes and borrowings under our senior credit facility in connection with the financing for the Beer Business Acquisition.

Provision for Income Taxes

Our effective tax rate for Six Months 2015 and Six Months 2014 was 32.4% and 5.7%, respectively. Our effective tax rate for Six Months 2015 benefited primarily from the integration of the Beer Business Acquisition. Our effective tax rate for Six Months 2014 was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports of $1,642.0 million, and the recognition of tax benefits of $6.6 million related to the resolution of certain tax positions, partially offset by the write-off of nondeductible goodwill of $278.7 million.

Net Income

As a result of the above factors, net income decreased to $402.5 million for Six Months 2015 from $1,574.9 million for Six Months 2014, a decrease of $1,172.4 million.

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

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both our short-term and long-term capital needs, including our recently announced glass sourcing and incremental Brewery expansion as previously discussed in the Recent Developments section above.

As of September 30, 2014, we had a borrowing capacity of $730.9 million available under our 2014 Credit Agreement. The member financial institutions participating in our 2014 Credit Agreement have complied with prior funding requests and we believe the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future. In addition, we have borrowing capacity available under our accounts receivable securitization facilities.

Cash Flows

Cash and cash investments increased $40.4 million and decreased $214.7 million for Six Months 2015 and Six Months 2014, respectively. Components of these changes are discussed in more detail below.

Operating Activities

	Six Months 2015	Six Months 2014
(in millions)
Net income	$402.5	$1,574.9
Net noncash	208.9	(1,268.8)
Change in operating assets and liabilities, net of effects from purchase of business	72.4	158.0
Other, net	(15.7)	24.9
Net cash provided by operating activities	$668.1	$489.0

Six Months 2015

The net noncash items consisted primarily of depreciation expense, deferred tax provision, stock-based compensation expense and amortization of intangible assets. The net cash provided by the net change in our operating assets and liabilities resulted primarily from an increase in accounts payable of $107.1 million and other accrued expenses and liabilities of $59.8 million, partially offset by increases in inventories, accounts receivable, net, and prepaid expenses and other current assets of $34.3 million, $31.3 million and $30.7 million, respectively. The increase in accounts payable is primarily due to the timing of payments. The increase in other accrued expenses and liabilities is largely due to increases in income taxes payable and accrued interest, partially offset by a decrease in accrued salaries and benefits. The increase in income taxes payable is primarily due to higher taxable income driven by the Beer Business Acquisition, partially offset by the realization of current tax benefits on employee equity award exercise and vesting activity. The increase in accrued interest is largely due to the timing of payments. The decrease in accrued salaries and benefits is primarily due to payments under our annual management incentive plan during the first quarter of fiscal 2015. The increase in inventories is primarily due to an increase in beer inventory levels to support the Beer segment’s growth and an increase in the Wine and Spirits segment’s inventory levels primarily due to the Southern hemisphere calendar year 2014 grape harvest. The increase in accounts receivable, net, is primarily due to a receivable recorded from the third-party manufacturer for the recovery of costs associated with the Product Recall. The increase in prepaid expenses and other current assets is largely due to an increase in prepaid income and other taxes.

Six Months 2014

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

Investing Activities

	Six Months 2015	Six Months 2014
(in millions)
Purchases of property, plant and equipment	$(308.2)	$(49.2)
Purchase of business, net of cash acquired	—	(4,672.9)
Other	2.0	2.7
Net cash used in investing activities	$(306.2)	$(4,719.4)

Purchases of property, plant and equipment increased significantly in Six Months 2015 primarily due to the Brewery expansion associated with the Beer Business Acquisition. Purchase of business, net of cash acquired, for Six Months 2014 consists of net cash paid for the Beer Business Acquisition.

Financing Activities

	Six Months 2015	Six Months 2014
(in millions)
Payment of delayed purchase price arrangement	$(543.3)	$—
Principal payments of long-term debt	(34.4)	(9.9)
Payments of minimum tax withholdings on stock-based payment awards	(28.4)	(18.0)
Payments of financing costs of long-term debt	(2.0)	(82.2)
Net proceeds from notes payable	197.0	272.1
Excess tax benefits from stock-based payment awards	64.0	53.8
Proceeds from exercises of employee stock options	18.3	77.5
Proceeds from issuance of long-term debt	—	3,725.0
Other	3.8	2.5
Net cash (used in) provided by financing activities	$(325.0)	$4,020.8

For Six Months 2015, payment of delayed purchase price arrangement represents the additional purchase price for the finalization of the Final EBITDA Amount.

For Six Months 2014, proceeds from issuance of long-term debt include proceeds of $2,175.0 million and $1,550.0 million from term loan borrowings under the 2013 Credit Agreement and issuance of the May 2013 Senior Notes, respectively. These proceeds were used to fund a portion of the Beer Business Acquisition.

Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock in April 2012 (the “2013 Authorization”). As of August 31, 2014, we have $703.3 million remaining under the 2013 Authorization for future stock repurchases. There have been no repurchases for Six Months 2015.

Debt

Our total debt outstanding as of August 31, 2014, amounted to $7,191.9 million, an increase of $171.4 million from February 28, 2014.

Senior Credit Facility

In connection with the Beer Business Acquisition, in May 2013, we, together with our wholly-owned subsidiary, CIH, and certain lenders, entered into a 2013 Restatement Agreement that amended and restated our then existing senior credit facility. The 2013 Restatement Agreement was entered into to arrange a portion of the debt to finance the Beer Business Acquisition.

In May 2014, the respective parties entered into a 2014 Restatement Agreement that amended and restated the 2013 Credit Agreement. The principal change to the 2013 Credit Agreement effected by the May 2014 Credit Agreement was the conversion of a pre-existing $850.0 million revolving credit facility into two tranches, a $425.0 million U.S. Revolving Credit Facility and a $425.0 million European Revolving Credit Facility. We are the borrower under the U.S. Revolving Credit Facility and we and/or CIH are the borrowers under the European Revolving Credit Facility.

In August 2014, the respective parties entered into an Amendment that amended the May 2014 Credit Agreement. The Amendment was entered into primarily to reduce the interest rate applicable to our then existing European Term B loan facility under the May 2014 Credit Agreement by removing the provisions imposing certain minimums, or floors, used in the calculation of the interest rate on the European Term B loan facility. The May 2014 Credit Agreement as amended is our 2014 Credit Agreement.

The 2014 Credit Agreement provides for aggregate credit facilities of $3,712.3 million, consisting of the following:

	Amount	Maturity
(in millions)
U.S. Term A Facility (1)	$496.3	June 7, 2018
U.S. Term A-1 Facility (1)	245.0	June 7, 2019
U.S. Term A-2 Facility (1)	649.7	June 7, 2018
European Term A Facility (1)	481.3	June 7, 2018
European Term B-1 Facility (1)	990.0	June 7, 2020
Revolving Credit Facility (2)	850.0	June 7, 2018
	$3,712.3

(1)	Contractual interest rate varies based on our debt ratio and is a function of LIBOR plus a margin; or the base rate plus a margin.

(2)	Includes two sub-facilities for letters of credit of up to $200.0 million in the aggregate.

As of August 31, 2014, and September 30, 2014, information with respect to the Revolving Credit Facility under the 2014 Credit Agreement is as follows:

	Outstanding Borrowings	Interest Rate	Outstanding Letters of Credit	Remaining Availability
(in millions)
August 31, 2014	$110.0	1.9%	$14.1	$725.9

September 30, 2014	$105.0	1.9%	$14.1	$730.9

In April 2012, we transitioned our interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of our floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated as a hedge. We also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, we have fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. The unrealized losses in AOCI related to the dedesignated interest rate swap agreement are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in income. For Six Months 2015 and Six Months 2014, we reclassified net losses of $4.2 million and $4.1 million, net of income tax effect, respectively, from AOCI to interest expense, net. For Second Quarter 2015 and Second Quarter 2014, we reclassified net losses of $2.2 million and $2.0 million, net of income tax effect, respectively, from AOCI to interest expense, net.

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

As of August 31, 2014, information with respect to our accounts receivable securitization facilities is as follows:

	Aggregate Outstanding Borrowings	Weighted Average Interest Rate	Remaining Availability
(in millions)
CBI Facility	$—	—%	$270.0
Crown Facility	$6.0	1.1%	$154.0

On September 29, 2014, our existing accounts receivable securitization facilities were amended, resulting in the extension of each facility for an additional 364-day term. The remaining provisions of the amended facilities are substantially identical in all material respects to the prior facilities.

Accounting Guidance Not Yet Adopted

We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 18 of the Financial Statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  the expected impact upon results of operations resulting from the consolidation of our U.S. distributor network, (iv)  timing and source of funds for operating activities, and (v)  the duration of the share repurchase implementation, and (II)  the statements regarding the expansions of our Brewery, glass sourcing strategy, glass plant acquisition and expansion, formation of a glass joint venture, including anticipated costs and timeframes for completion are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount and timing of any share repurchases may vary due to market conditions, our cash and debt position, the impact of the Beer Business Acquisition, Brewery expansions, glass sourcing strategy, glass plant acquisition and expansion, glass joint venture formation and other factors as determined by management from time to time, and (iii)  the timeframe and actual costs associated with the expansions of our Brewery, glass sourcing strategy, glass plant acquisition and expansion, and formation of a glass joint venture may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2014 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating, acquisition and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices and interest rates. To manage the volatility relating to these risks, we periodically purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap agreements and interest rate swap agreements. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not use derivative instruments for trading or speculative purposes.

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of August 31, 2014, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 76.9% of our balance sheet exposures and forecasted transactional exposures for the remainder of fiscal 2015 were hedged as of August 31, 2014.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2014, exposures to commodity price risk which we are currently hedging include diesel fuel, aluminum, corn and natural gas. Approximately 78.3% of our forecasted transactional exposures for these commodities for the remainder of fiscal 2015 were hedged as of August 31, 2014.

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

	Absolute Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
(in millions)
Foreign currency contracts	$1,628.3	$935.5	$10.0	$1.0	$(58.5)	$16.9
Commodity swap contracts	$194.4	$36.6	$(2.3)	$1.5	$19.1	$(3.4)

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of August 31, 2014, and August 31, 2013, we had an outstanding cash flow designated interest rate swap agreement which fixed LIBOR interest rates (to minimize interest rate volatility) on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, we had offsetting undesignated interest rate swap agreements.

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

	Absolute Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
(in millions)
Fixed interest rate debt	$4,100.4	$4,094.2	$(4,394.1)	$(4,263.7)	$(189.1)	$(205.7)
Variable interest rate debt	$3,093.5	$3,209.6	$(2,910.6)	$(2,965.5)	$(107.0)	$(124.7)
Interest rate swap contracts	$1,500.0	$1,500.0	$(24.9)	$(32.3)	$(9.1)	$(14.2)

For additional discussion on our market risk, see Notes 5 and 6 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue the process of implementing our internal control over financial reporting structure over the Brewery Business we acquired in connection with the Beer Business Acquisition and expect that this effort will be completed in fiscal 2015.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, an action had been filed by private parties against the Company, Anheuser-Busch InBev SA/NV (“ABI”), and Modelo alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On June 4, 2013, the United States District Court for the Northern District of California denied plaintiffs’ Motion for a Temporary Restraining Order and the transaction between ABI and Modelo was consummated June 7, 2013. Plaintiffs’ Second Amended and Supplemental Complaint was filed June 25, 2013, and dismissed by the Court on September 13, 2013, and the district judge denied plaintiffs’ other procedural motions. Plaintiffs filed their Motion for Relief from Judgment Pursuant to Fed. R. Civ. P. 59(e) or 60(b), or in the alternative, Rule 60(d) on November 11, 2013 and the Motion was denied by the Court on January 24, 2014. Plaintiffs filed a Notice of Appeal on February 21, 2014. Plaintiffs filed their brief on August 29, 2014, and Defendants’ reply brief is due October 29, 2014. Management believes that this action is baseless and without merit and the Company intends to continue to defend itself vigorously against this claim.

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

CONSTELLATION BRANDS, INC.

Date:	October 9, 2014	By:	/s/ Christopher Stenzel
Christopher Stenzel, Senior Vice President, Treasurer and Controller

Date:	October 9, 2014	By:	/s/ Robert Ryder
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

4.9
Supplemental Indenture No. 8, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and The Bank of New York Mellon Trust Company, National Association, as trustee (filed as Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

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

4.14
Supplemental Indenture No. 4, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and The Bank of New York Mellon Trust Company, National Association, as trustee (filed as Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

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

4.18
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

4.20
Supplemental Indenture No. 6 dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

4.21
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

4.22
Restatement Agreement dated as of May 28, 2014, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the lenders party thereto, including Third Amended and Restated Credit Agreement dated as of May 28, 2014, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

4.23
Amendment No. 1 dated as of August 20, 2014, to the Third Amended and Restated Credit Agreement dated as of May 28, 2014, among the Company, CIH International S.à r.l., CI Cerveza S.à r.l., the Guarantors, Bank of America, N.A., as administrative agent, and the Lenders party to the Amendment (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 20, 2014, filed August 25, 2014, and incorporated herein by reference).

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

10.2
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 23, 2014, filed July 25, 2014, and incorporated herein by reference).*

10.3
Form of Restricted Stock Award Agreement for Directors with respect to awards of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 23, 2014) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 23, 2014, filed July 25, 2014, and incorporated herein by reference).*

10.4
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 23, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated July 23, 2014, filed July 25, 2014, and incorporated herein by reference).*

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2014 and February 28, 2014, (ii) Consolidated Statements of Comprehensive Income for the six months and three months ended August 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

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