Form 10-Q
period 2014-11-30
CONSTELLATION BRANDS, INC.
filed 2015-01-08
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2014, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	170,089,137
Class B Common Stock, par value $.01 per share	23,383,831
Class 1 Common Stock, par value $.01 per share	None

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

Unless the context otherwise requires, the terms “Company,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. Unless otherwise defined herein, refer to the Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q for the definition of capitalized terms used herein.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	November 30, 2014	February 28, 2014
ASSETS
CURRENT ASSETS:
Cash and cash investments	$67.3	$63.9
Accounts receivable, net	701.3	626.2
Inventories	1,927.2	1,743.8
Prepaid expenses and other	335.0	313.3
Total current assets	3,030.8	2,747.2
PROPERTY, PLANT AND EQUIPMENT, net	2,419.1	2,014.3
GOODWILL	6,163.9	6,146.8
INTANGIBLE ASSETS, net	3,194.9	3,231.1
OTHER ASSETS, net	171.8	162.7
Total assets	$14,980.5	$14,302.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$100.3	$57.2
Current maturities of long-term debt	137.0	590.0
Accounts payable	445.9	295.2
Accrued excise taxes	24.9	27.7
Other accrued expenses and liabilities	540.4	1,055.6
Total current liabilities	1,248.5	2,025.7
LONG-TERM DEBT, less current maturities	7,081.5	6,373.3
DEFERRED INCOME TAXES	831.4	762.6
OTHER LIABILITIES	184.1	159.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 249,748,158 shares at November 30, 2014, and 248,264,944 shares at February 28, 2014	2.5	2.5
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,391,913 shares at November 30, 2014, and 28,436,565 shares at February 28, 2014	0.3	0.3
Additional paid-in capital	2,227.9	2,116.6
Retained earnings	5,062.9	4,438.2
Accumulated other comprehensive (loss) income	(8.6)	86.0
	7,285.0	6,643.6
Less: Treasury stock –
Class A Common Stock, 79,741,318 shares at November 30, 2014, and 80,225,575 shares at February 28, 2014, at cost	(1,647.8)	(1,660.1)
Class B Convertible Common Stock, 5,005,800 shares at November 30, 2014, and February 28, 2014, at cost	(2.2)	(2.2)
	(1,650.0)	(1,662.3)
Total stockholders’ equity	5,635.0	4,981.3
Total liabilities and stockholders’ equity	$14,980.5	$14,302.1

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2014	2013	2014	2013
SALES	$5,165.7	$3,973.0	$1,708.6	$1,593.5
Less – excise taxes	(493.9)	(396.5)	(166.9)	(150.2)
Net sales	4,671.8	3,576.5	1,541.7	1,443.3
COST OF PRODUCT SOLD	(2,690.8)	(2,133.7)	(902.8)	(833.6)
Gross profit	1,981.0	1,442.8	638.9	609.7
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(834.5)	(675.6)	(263.3)	(245.9)
IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	—	(300.9)	—	—
GAIN ON REMEASUREMENT TO FAIR VALUE OF EQUITY METHOD INVESTMENT	—	1,642.0	—	—
Operating income	1,146.5	2,108.3	375.6	363.8
EQUITY IN EARNINGS OF EQUITY METHOD INVESTEES	21.1	88.3	21.2	18.0
INTEREST EXPENSE, net	(257.4)	(234.7)	(86.0)	(89.6)
LOSS ON WRITE-OFF OF FINANCING COSTS	(4.4)	—	—	—
Income before income taxes	905.8	1,961.9	310.8	292.2
PROVISION FOR INCOME TAXES	(281.1)	(176.0)	(88.6)	(81.2)
NET INCOME	$624.7	$1,785.9	$222.2	$211.0

COMPREHENSIVE INCOME	$530.1	$1,747.8	$108.8	$240.4

SHARE DATA:
Earnings per common share:
Basic – Class A Common Stock	$3.28	$9.63	$1.16	$1.13
Basic – Class B Convertible Common Stock	$2.99	$8.76	$1.06	$1.03

Diluted – Class A Common Stock	$3.11	$9.07	$1.10	$1.07
Diluted – Class B Convertible Common Stock	$2.86	$8.34	$1.01	$0.98

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.968	164.082	169.585	165.708
Basic – Class B Convertible Common Stock	23.401	23.477	23.387	23.461

Diluted – Class A Common Stock	200.843	196.886	201.276	198.082
Diluted – Class B Convertible Common Stock	23.401	23.477	23.387	23.461

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$624.7	$1,785.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	118.4	102.1
Deferred tax provision	80.3	10.1
Stock-based compensation expense	42.1	37.5
Amortization of intangible assets	36.2	11.2
Amortization of deferred financing costs	9.0	8.3
Noncash portion of loss on write-off of financing costs	3.3	—
Equity in earnings of equity method investees, net of distributed earnings	(12.7)	(52.1)
Gain on remeasurement to fair value of equity method investment	—	(1,642.0)
Impairment of goodwill and intangible assets	—	300.9
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	(80.8)	(4.7)
Inventories	(205.6)	(112.2)
Prepaid expenses and other current assets	(68.4)	11.8
Accounts payable	132.6	128.8
Accrued excise taxes	(2.5)	(6.8)
Other accrued expenses and liabilities	65.4	30.9
Other, net	8.1	19.4
Total adjustments	125.4	(1,156.8)
Net cash provided by operating activities	750.1	629.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(541.3)	(85.9)
Purchase of business, net of cash acquired	(21.4)	(4,681.0)
Other investing activities	3.0	9.4
Net cash used in investing activities	(559.7)	(4,757.5)

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(565.3)	(90.6)
Payment of delayed purchase price arrangement	(543.3)	—
Payments of minimum tax withholdings on stock-based payment awards	(28.4)	(18.0)
Payments of financing costs of long-term debt	(13.3)	(82.2)
Proceeds from issuance of long-term debt	800.0	3,725.0
Excess tax benefits from stock-based payment awards	76.0	64.7
Net proceeds from notes payable	50.6	170.6
Proceeds from exercises of employee stock options	30.4	93.1
Proceeds from employee stock purchases	3.8	2.5
Net cash (used in) provided by financing activities	(189.5)	3,865.1

Effect of exchange rate changes on cash and cash investments	2.5	(3.0)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS	3.4	(266.3)
CASH AND CASH INVESTMENTS, beginning of period	63.9	331.5
CASH AND CASH INVESTMENTS, end of period	$67.3	$65.2

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of business
Fair value of assets acquired, including cash acquired	$34.8	$7,465.7
Liabilities assumed	—	(287.5)
Net assets acquired	34.8	7,178.2
Less – contingent consideration not yet paid	(13.4)	—
Less – fair value of preexisting equity interest	—	(1,845.0)
Less – purchase price and working capital adjustments not yet paid	—	(545.4)
Less – cash acquired	—	(106.8)
Net cash paid for purchase of business	$21.4	$4,681.0

Property, plant and equipment acquired under financing arrangements	$19.5	$23.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
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

The Company has recognized transaction, integration and other acquisition-related costs of $95.9 million through November 30, 2014. For the nine months ended November 30, 2014, and November 30, 2013, the Company has recognized transaction, integration and other acquisition-related costs of $17.6 million and $44.7 million, respectively. For the three months ended November 30, 2014, and November 30, 2013, the Company has

recognized transaction, integration and other acquisition-related costs of $4.5 million and $8.9 million, respectively. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

The results of operations of the Beer Business Acquisition is reported in the Company’s Beer segment and has been included in the consolidated results of operations of the Company from the date of acquisition. The following table sets forth the unaudited historical and pro forma financial information for the nine months ended November 30, 2014, and November 30, 2013, respectively. The unaudited pro forma financial information for the nine months ended November 30, 2013, presents consolidated information as if the Beer Business Acquisition had occurred on March 1, 2013. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the nine months ended November 30, 2013, combines (i)  the Company’s historical statement of income for the nine months ended November 30, 2013; (ii)  Crown Imports’ historical statement of income for (a)  the three months ended March 31, 2013, and (b)  the period from June 1, 2013, through June 6, 2013; and (iii)  the Brewery Business’ carve-out combined income statement for the three months ended March 31, 2013. The unaudited pro forma financial information for the nine months ended November 30, 2013, does not give effect to the Brewery Business’ carve-out combined income statement for the period from June 1, 2013, through June 6, 2013, as it is not significant. The unaudited pro forma financial information is presented after giving effect to certain adjustments for depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, amortization of deferred financing costs and related income tax effects. The unaudited pro forma financial information excludes the gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports and the acquisition-related costs noted above as both are nonrecurring amounts directly attributable to the transaction. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

	For the Nine Months Ended November 30,
	2014	2013
(in millions, except per share data)
Net sales	$4,671.8	$4,193.9
Income before income taxes	$905.8	$464.4
Net income	$624.7	$239.5

Earnings per common share:
Basic – Class A Common Stock	$3.28	$1.29
Basic – Class B Convertible Common Stock	$2.99	$1.17

Diluted – Class A Common Stock	$3.11	$1.22
Diluted – Class B Convertible Common Stock	$2.86	$1.12

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.968	164.082
Basic – Class B Convertible Common Stock	23.401	23.477

Diluted – Class A Common Stock	200.843	196.886
Diluted – Class B Convertible Common Stock	23.401	23.477

Other –
In December 2014, the Company completed the formation of an equally-owned joint venture with Owens-Illinois and the acquisition of a state-of-the-art glass production plant that is located adjacent to the Brewery in Nava, Mexico. The joint venture owns and operates the glass production plant. The results of operations of the joint venture will be consolidated by the Company and reported in the Beer segment. In addition, the Company also purchased a high-density warehouse, land and rail infrastructure at the same site. The purchase price for all of these assets was approximately $300 million.

In September 2014, the Company acquired the Casa Noble super-premium tequila brand. This transaction primarily includes the acquisition of the Casa Noble trademark, plus an earn-out over five years based on the performance of the brands (“Casa Noble”). The acquisition of Casa Noble was not material for purposes of additional disclosures pursuant to the FASB guidance on business combinations. The results of operations of Casa Noble are reported in the Wine and Spirits segment and are included in the consolidated results of operations of the Company from the date of acquisition.

4.    INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2014	February 28, 2014
(in millions)
Raw materials and supplies	$89.1	$87.8
In-process inventories	1,290.8	1,235.4
Finished case goods	547.3	420.6
	$1,927.2	$1,743.8

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

For these undesignated instruments, the mark to fair value is reported currently through earnings on the Company’s Consolidated Statements of Comprehensive Income. For purposes of measuring segment operating performance, the net gain (loss) from the mark to fair value of the Company’s undesignated commodity swap contracts, prior to settlement, is reported outside of segment operating results until such time that the underlying exposure is realized in the segment operating results. Upon settlement, the net gain (loss) from the mark to fair value of the undesignated commodity swap contracts is reported in the appropriate operating segment, allowing the Company’s operating segments to realize the economic effects of the commodity swap contracts without the resulting unrealized mark to fair value volatility.

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

The Company records the fair value of its foreign currency contracts, commodity swap contracts and interest rate swap contracts qualifying for cash flow hedge accounting treatment on its Consolidated Balance Sheets with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity (as a component of AOCI (as defined in Note 15)). These deferred gains or losses are recognized on the Company’s Consolidated Statements of Comprehensive Income in the same period in which the underlying hedged items are recognized and on the same line item as the underlying hedged items. However, to the extent that any derivative instrument is not considered to be highly effective in offsetting the change in the value of the hedged item, the hedging relationship is terminated and the amount related to the ineffective portion of such derivative instrument is immediately recognized on the Company’s Consolidated Statements of Comprehensive Income. The Company expects $10.3 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

The absolute notional value of outstanding derivative instruments is as follows:

	November 30, 2014	February 28, 2014
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$533.7	$636.6
Interest rate swap contracts	$500.0	$500.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$1,466.7	$643.8
Commodity swap contracts	$205.0	$88.0
Interest rate swap contracts	$1,000.0	$1,000.0

Fair values of derivative instruments:
The estimated fair value and location of the Company’s derivative instruments on its Consolidated Balance Sheets are as follows (see Note 6):

Balance Sheet Location	November 30, 2014	February 28, 2014
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.8	$11.2
Other accrued expenses and liabilities	$10.7	$3.2
Other assets, net	$0.9	$4.4
Other liabilities	$3.8	$0.7

Interest rate swap contracts:
Other accrued expenses and liabilities	$3.4	$3.4
Other liabilities	$0.1	$0.7

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$19.6	$3.3
Other accrued expenses and liabilities	$13.8	$0.9

Commodity swap contracts:
Prepaid expenses and other	$1.2	$1.3
Other accrued expenses and liabilities	$14.9	$0.1
Other assets, net	$0.7	$0.2
Other liabilities	$9.4	$0.4

Interest rate swap contracts:
Prepaid expenses and other	$4.1	$3.5
Other accrued expenses and liabilities	$16.3	$13.3
Other assets, net	$0.1	$0.9
Other liabilities	$7.5	$15.5

The effect of the Company’s derivative instruments designated in cash flow hedging relationships on its Consolidated Statements of Comprehensive Income, as well as its Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net (Loss) Gain Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Nine Months Ended November 30, 2014
Foreign currency contracts	$(7.1)	Sales	$5.3
Foreign currency contracts	(2.1)	Cost of product sold	0.7
Interest rate swap contracts	(1.2)	Interest expense, net	(6.2)
Total	$(10.4)	Total	$(0.2)

For the Nine Months Ended November 30, 2013
Foreign currency contracts	$1.3	Sales	$2.6
Foreign currency contracts	0.9	Cost of product sold	0.3
Interest rate swap contracts	(0.9)	Interest expense, net	(6.2)
Total	$1.3	Total	$(3.3)

For the Three Months Ended November 30, 2014
Foreign currency contracts	$(12.2)	Sales	$1.1
Foreign currency contracts	(2.0)	Cost of product sold	0.2
Interest rate swap contracts	(1.0)	Interest expense, net	(2.0)
Total	$(15.2)	Total	$(0.7)

For the Three Months Ended November 30, 2013
Foreign currency contracts	$1.5	Sales	$1.0
Foreign currency contracts	2.7	Cost of product sold	0.1
Interest rate swap contracts	(3.5)	Interest expense, net	(2.1)
Total	$0.7	Total	$(1.0)

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain (Loss) Recognized in Income (Ineffective portion)	Net Gain (Loss) Recognized in Income (Ineffective portion)
(in millions)
For the Nine Months Ended November 30, 2014
Foreign currency contracts	Selling, general and administrative expenses	$0.1

For the Nine Months Ended November 30, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.3
Commodity swap contracts	Selling, general and administrative expenses	0.1
	Total	$0.4

For the Three Months Ended November 30, 2014
Foreign currency contracts	Selling, general and administrative expenses	$(0.1)

For the Three Months Ended November 30, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.1

The effect of the Company’s undesignated derivative instruments on its Consolidated Statements of Comprehensive Income is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net (Loss) Gain Recognized in Income	Net (Loss) Gain Recognized in Income
(in millions)
For the Nine Months Ended November 30, 2014
Commodity swap contracts	Cost of product sold	$(24.2)
Foreign currency contracts	Selling, general and administrative expenses	(4.1)
Interest rate swap contracts	Interest expense, net	(0.1)
	Total	$(28.4)

For the Nine Months Ended November 30, 2013
Commodity swap contracts	Cost of product sold	$1.1
Foreign currency contracts	Selling, general and administrative expenses	(2.8)
Interest rate swap contracts	Interest expense, net	(0.1)
	Total	$(1.8)

For the Three Months Ended November 30, 2014
Commodity swap contracts	Cost of product sold	$(21.5)
Foreign currency contracts	Selling, general and administrative expenses	3.0
Interest rate swap contracts	Interest expense, net	(0.1)
	Total	$(18.6)

For the Three Months Ended November 30, 2013
Commodity swap contracts	Cost of product sold	$1.1
Foreign currency contracts	Selling, general and administrative expenses	(0.2)
Commodity swap contracts	Selling, general and administrative expenses	(1.6)
Interest rate swap contracts	Interest expense, net	(0.1)
	Total	$(0.8)

Credit risk:
The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage credit risk. The Company’s derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2014, the estimated fair value of derivative instruments in a net liability position due to counterparties was $60.4 million. If the Company were required to settle the net liability position under these derivative instruments on November 30, 2014, the Company would have had sufficient availability under its revolving credit facility to satisfy this obligation.

Counterparty credit risk:
Counterparty credit risk relates to losses the Company could incur if a counterparty defaults on a derivative contract. The Company manages exposure to counterparty credit risk by requiring specified minimum credit standards and diversification of counterparties. The Company enters into master agreements with its bank derivative trading counterparties that allow netting of certain derivative positions in order to manage counterparty credit risk. As of November 30, 2014, all of the Company’s counterparty exposures are with financial institutions which have investment grade ratings. The Company has procedures to monitor counterparty credit risk for both current and future potential credit exposures. As of November 30, 2014, the estimated fair value of derivative instruments in a net receivable position due from counterparties was $9.9 million.

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

The carrying amount and estimated fair value of the Company’s financial instruments are summarized as follows:

	November 30, 2014		February 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Assets:
Cash and cash investments	$67.3	$67.3	$63.9	$63.9
Accounts receivable, net	$701.3	$701.3	$626.2	$626.2
Available-for-sale debt securities	$8.3	$8.3	$8.8	$8.8
Foreign currency contracts	$23.3	$23.3	$18.9	$18.9
Interest rate swap contracts	$4.2	$4.2	$4.4	$4.4
Commodity swap contracts	$1.9	$1.9	$1.5	$1.5

Liabilities:
Notes payable to banks	$100.3	$100.3	$57.2	$57.2
Accounts payable	$445.9	$445.9	$295.2	$295.2
Long-term debt, including current portion	$7,218.5	$7,238.8	$6,963.3	$7,140.8
Foreign currency contracts	$28.3	$28.3	$4.8	$4.8
Interest rate swap contracts	$27.3	$27.3	$32.9	$32.9
Commodity swap contracts	$24.3	$24.3	$0.5	$0.5

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

The following table presents the Company’s financial assets and liabilities measured at estimated fair value on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2014
Assets:
AFS debt securities	$—	$—	$8.3	$8.3
Foreign currency contracts	$—	$23.3	$—	$23.3
Interest rate swap contracts	$—	$4.2	$—	$4.2
Commodity swap contracts	$—	$1.9	$—	$1.9
Liabilities:
Foreign currency contracts	$—	$28.3	$—	$28.3
Interest rate swap contracts	$—	$27.3	$—	$27.3
Commodity swap contracts	$—	$24.3	$—	$24.3

February 28, 2014
Assets:
AFS debt securities	$—	$—	$8.8	$8.8
Foreign currency contracts	$—	$18.9	$—	$18.9
Interest rate swap contracts	$—	$4.4	$—	$4.4
Commodity swap contracts	$—	$1.5	$—	$1.5
Liabilities:
Foreign currency contracts	$—	$4.8	$—	$4.8
Interest rate swap contracts	$—	$32.9	$—	$32.9
Commodity swap contracts	$—	$0.5	$—	$0.5

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

Goodwill:
For the three months ended August 31, 2013, the Company identified certain negative trends within its Wine and Spirits’ Canadian reporting unit which, when combined with then recent changes in strategy within the Canadian business, indicated that the estimated fair value of the reporting unit might be below its carrying value. Accordingly, the Company performed the two-step process to evaluate goodwill for impairment for the Wine and Spirits’ Canadian reporting unit. In connection with this evaluation, the implied fair value of the Canadian reporting unit’s goodwill of $159.6 million compared to the carrying value of the Canadian reporting unit’s goodwill of $433.9 million resulted in the recognition of an impairment of $278.7 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income for the nine months ended November 30, 2013.

Trademarks:
For the three months ended August 31, 2013, prior to the goodwill impairment analysis discussed above, the Company performed a review of indefinite lived intangible assets for impairment. The Company determined that certain trademarks associated with the Wine and Spirits’ Canadian business were impaired largely due to lower revenue and profits associated with the related products included in the then updated long-term financial forecasts developed as part of the Company’s then new strategy for the Canadian business. Accordingly, trademarks with a carrying value of $90.2 million were written down to their estimated fair value of $68.3 million, resulting in an impairment of $22.2 million. This impairment is included in impairment of goodwill and intangible assets on the Company’s Consolidated Statements of Comprehensive Income for the nine months ended November 30, 2013.

7.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidation and Eliminations	Consolidated
(in millions)
Balance, February 28, 2013
Goodwill	$13.0	$2,722.3	$(13.0)	$2,722.3
Accumulated impairment losses	—	—	—	—
	13.0	2,722.3	(13.0)	2,722.3
Purchase accounting allocations	3,702.8	—	13.0	3,715.8
Impairment of goodwill	—	(278.7)	—	(278.7)
Foreign currency translation adjustments	(1.2)	(11.4)	—	(12.6)
Balance, February 28, 2014
Goodwill	3,714.6	2,693.5	—	6,408.1
Accumulated impairment losses	—	(261.3)	—	(261.3)
	3,714.6	2,432.2	—	6,146.8
Purchase accounting allocations	—	34.0	—	34.0
Foreign currency translation adjustments	(2.1)	(14.8)	—	(16.9)
Balance, November 30, 2014
Goodwill	3,712.5	2,704.7	—	6,417.2
Accumulated impairment losses	—	(253.3)	—	(253.3)
	$3,712.5	$2,451.4	$—	$6,163.9

For the year ended February 28, 2014, purchase accounting allocations of $3,702.8 million and $13.0 million in Beer and Consolidation and Eliminations, respectively, consist of purchase accounting allocations associated with the Beer Business Acquisition. For the year ended February 28, 2014, impairment of goodwill in Wine and Spirits consists of an impairment loss of $278.7 million associated with goodwill assigned to the segment’s Canadian reporting unit. For the nine months ended November 30, 2014, purchase accounting allocations of $34.0 million in Wine and Spirits consist of purchase accounting allocations associated with an immaterial acquisition.

8.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	November 30, 2014		February 28, 2014
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets:
Customer relationships	$102.8	$65.9	$103.6	$70.5
Favorable interim supply agreement	68.3	34.8	68.3	62.3
Other	21.3	7.1	14.7	5.3
Total	$192.4	107.8	$186.6	138.1

Nonamortizable intangible assets:
Trademarks		3,082.2		3,088.0
Other		4.9		5.0
Total		3,087.1		3,093.0
Total intangible assets, net		$3,194.9		$3,231.1

The Company did not incur costs to renew or extend the term of acquired intangible assets during the nine months and three months ended November 30, 2014, and November 30, 2013. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization. Amortization expense for intangible assets was $36.2 million and $11.2 million for the nine months ended November 30, 2014, and November 30, 2013, respectively, and $11.5 million and $4.1 million for the three months ended November 30, 2014, and November 30, 2013, respectively. Estimated amortization expense for the remaining three months of fiscal 2015 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2015	$8.9
2016	$35.2
2017	$10.0
2018	$5.5
2019	$5.5
2020	$5.5
Thereafter	$37.2

9.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	November 30, 2014	February 28, 2014
(in millions)
Promotions and advertising	$115.3	$103.1
Salaries, commissions, and payroll benefits and withholdings	102.3	118.7
Income taxes payable	83.5	45.4
Derivative liabilities	59.1	20.9
Deferred revenue	44.5	52.8
Accrued interest	31.8	56.9
Beer Business Acquisition payable	1.3	555.7
Other	102.6	102.1
	$540.4	$1,055.6

10.    BORROWINGS:

Borrowings consist of the following:

	November 30, 2014			February 28, 2014
	Current	Long-term	Total	Total
(in millions)
Notes Payable to Banks:
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$—
Other	100.3	—	100.3	57.2
	$100.3	$—	$100.3	$57.2

Long-term Debt:
Senior Credit Facility – Term Loans	$118.1	$2,698.2	$2,816.3	$2,864.8
Senior Notes	—	4,348.4	4,348.4	4,047.3
Other Long-term Debt	18.9	34.9	53.8	51.2
	$137.0	$7,081.5	$7,218.5	$6,963.3

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

The rate of interest for borrowings under the 2014 Credit Agreement is a function of LIBOR plus a margin or the base rate plus a margin. The margin is adjustable based upon the Company’s debt ratio (as defined in the 2014 Credit Agreement). As of November 30, 2014, the LIBOR margin for the U.S. Term A Facility, the U.S. Term A-2 Facility, the European Term A Facility, the European Term B-1 Facility and the Revolving Credit Facility was 1.75%; and the LIBOR margin for the U.S. Term A-1 Facility was 2.0%.

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

As of November 30, 2014, under the 2014 Credit Agreement, the Company had outstanding borrowings under the U.S. Term A Facility of $483.4 million bearing an interest rate of 1.9%, U.S. Term A-1 Facility of $243.8 million bearing an interest rate of 2.2%, U.S. Term A-2 Facility of $632.8 million bearing an interest rate of 1.9%, European Term A Facility of $468.8 million bearing an interest rate of 1.9%, European Term B-1 Facility of $987.5 million bearing an interest rate of 1.9%, outstanding letters of credit of $14.1 million, and $835.9 million in revolving loans available to be drawn.

In April 2012, the Company transitioned its interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of the Company’s floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated as a hedge. The Company also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, the Company has fixed its interest rates on $500.0 million of the Company’s floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. The unrealized losses in AOCI related to the dedesignated interest rate swap agreements are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in the Consolidated Statements of Comprehensive Income. For both the nine months ended November 30, 2014, and November 30, 2013, the Company reclassified net losses of $6.2 million, net of income tax effect, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income. For the three months ended November 30, 2014, and November 30, 2013, the Company reclassified net losses of $2.0 million and $2.1 million, net of income tax effect, respectively, from AOCI to interest expense, net, on the Company’s Consolidated Statements of Comprehensive Income.

Senior notes –
On May 14, 2013, the Company issued $500.0 million aggregate principal amount of 3.75% Senior Notes due May 2021 (the “May 2013 Eight Year Senior Notes”) and $1,050.0 million aggregate principal amount of 4.25% Senior Notes due May 2023 (the “May 2013 Ten Year Senior Notes”) (collectively, the “May 2013 Senior Notes”). The Company used the net proceeds from the offering ($1,535.5 million) to fund a portion of the purchase price for the Beer Business Acquisition. Interest on the May 2013 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2013. The May 2013 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The May 2013 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness. Certain of the Company’s U.S. subsidiaries guarantee the May 2013 Senior Notes on a senior unsecured basis. In connection with the issuance of the May 2013 Senior Notes, the Company and Manufacturers and Traders Trust Company, as Trustee, escrow agent, and securities intermediary, entered into an agreement (the “May 2013 Escrow Agreement”), pursuant to which an amount equal to 100% of the principal amount of the May 2013 Senior Notes (collectively, with any other property from time to time held by the escrow agent, the “May 2013 Escrowed Property”) was placed into an escrow account to be released to the Company upon the closing of the Beer Business Acquisition. In accordance with the terms of the May 2013 Escrow Agreement, in connection with the closing of the Beer Business Acquisition, the May 2013 Escrowed Property was released to the Company and used to fund a portion of the purchase price for the Beer Business Acquisition. As of November 30, 2014, the Company had outstanding $1,550.0 million aggregate principal amount of May 2013 Senior Notes.

On November 3, 2014, the Company issued $400.0 million aggregate principal amount of 3.875% Senior Notes due November 2019 (the “November 2014 Five Year Senior Notes”) and $400.0 million aggregate principal amount of 4.75% Senior Notes due November 2024 (the “November 2014 Ten Year Senior Notes”) (collectively, the “November 2014 Senior Notes”). The Company used the net proceeds from the offering ($789.0 million) to redeem its December 2007 Senior Notes (as defined below) and for general corporate purposes. Interest on the November 2014 Senior Notes is payable semiannually on May 15 and November 15 of each year, beginning May 15, 2015. The November 2014 Senior Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The November 2014 Senior Notes are senior unsecured obligations that rank equally with the Company’s other senior unsecured indebtedness. Certain of the Company’s U.S. subsidiaries guarantee the November 2014 Senior Notes on a senior unsecured basis. As of November 30, 2014, the Company had outstanding $800.0 million aggregate principal amount of November 2014 Senior Notes.

In December 2007, the Company issued $500.0 million aggregate principal amount of 8.375% Senior Notes due December 2014 (the “December 2007 Senior Notes”). On November 26, 2014, the Company repaid the December 2007 Senior Notes with proceeds from its November 2014 Senior Notes.

Accounts receivable securitization facilities –
On October 1, 2013, the Company entered into an amended and restated 364-day revolving trade accounts receivable securitization facility (the “CBI Facility”). Under the CBI Facility, trade accounts receivable generated by the Company and certain of its subsidiaries are sold by the Company to a wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated with the Company for financial reporting purposes. On September 29, 2014, the Company and the CBI SPV amended the CBI Facility resulting in the extension of the CBI Facility for an additional 364-day term (the “Amended CBI Facility”). The remaining provisions of the Amended CBI Facility are substantially identical in all material respects to the CBI Facility. The Amended CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million structured to account for the seasonality of the Company’s business, subject to further limitations based upon various pre-agreed formulas. As of November 30, 2014, the CBI SPV had no aggregate outstanding borrowings under the Amended CBI Facility. As of November 30, 2014, the Company had $275.0 million available to be drawn under the Amended CBI Facility.

Also, on October 1, 2013, Crown Imports entered into a 364-day revolving trade accounts receivable securitization facility (the “Crown Facility”). Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated with the Company for financial reporting purposes. On September 29, 2014, Crown Imports and the Crown SPV amended the Crown Facility resulting in the extension of the Crown Facility for an additional 364-day term (the “Amended Crown Facility”). The remaining provisions of the Amended Crown Facility are substantially identical in all material respects to the Crown Facility. The Amended Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million structured to account for the seasonality of Crown Imports’ business. As of November 30, 2014, the Crown SPV had no aggregate outstanding borrowings under the Amended Crown Facility. As of November 30, 2014, the Company had $110.0 million available to be drawn under the Amended Crown Facility.

11.    INCOME TAXES:

The Company’s effective tax rate for the nine months ended November 30, 2014, and November 30, 2013, was 31.0% and 9.0%, respectively. The Company’s effective tax rate for the three months ended November 30, 2014, and November 30, 2013, was 28.5% and 27.8%, respectively.

The Company’s effective tax rate for both the nine months and three months ended November 30, 2014, benefited primarily from the integration of the Beer Business Acquisition and the recognition of additional tax credits. The Company’s effective tax rate for the nine months ended November 30, 2013, was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of the Company’s preexisting 50% equity interest in Crown Imports of $1,642.0 million, partially offset by the write-off of nondeductible goodwill of $278.7 million. The Company’s effective tax rate for the three months ended November 30, 2013, was favorably impacted primarily by the integration of the Beer Business Acquisition and the benefit from additional tax credits.

12.    COMMITMENTS AND CONTINGENCIES:

Indemnification liabilities –
In connection with a prior divestiture, the Company indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of the divested business, a certain facility in the U.K. and certain income tax matters. As of November 30, 2014, and February 28, 2014, the carrying amount of these indemnification liabilities was $11.3 million and $11.6 million, respectively, and is included in other liabilities on the Company’s Consolidated Balance Sheets. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, the Company would be required to reimburse the indemnified party. As of November 30, 2014, the Company estimates that these indemnifications could require the Company to make potential future payments of up to $292.4 million under these indemnifications with $278.8 million of this amount able to be recovered by the Company from third parties under recourse provisions. The Company does not expect to be required to make material payments under the indemnifications and the Company believes that the likelihood is remote that the indemnifications could have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

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

A summary of the estimated charges, net of recoveries, recorded on the Company’s Consolidated Statements of Comprehensive Income is as follows:

	For the Nine Months Ended November 30, 2014	For the Three Months Ended November 30, 2014
(in millions)
Net sales	$3.3	$(0.2)
Cost of product sold	8.0	2.6
Selling, general and administrative expenses	0.5	0.2
Total	$11.8	$2.6

For the nine months and three months ended November 30, 2014, recorded amounts represent costs for which the third-party manufacturer has not yet agreed to reimburse to the Company. The reduction to net sales is associated primarily with wholesale distributor payments in connection with the collection and handling of recalled product. The charge to cost of product sold consists primarily of freight costs associated with the potentially affected product.

While the Company expects to continue to collaborate with its third-party manufacturer and obtain reimbursement from its third-party manufacturer for some or all of the costs associated with the Product Recall, there can be no assurance there will be any potential recoveries. Any additional direct costs related to the Product Recall are not expected to be material.

14.    EARNINGS PER COMMON SHARE:

Earnings per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Earnings per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share – diluted for Class A Common Stock has been computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, earnings per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. For the nine months and three months ended November 30, 2014, and November 30, 2013, earnings per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the nine months and three months ended November 30, 2014, and November 30, 2013, earnings per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted earnings per common share is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2014	2013	2014	2013
(in millions, except per share data)
Income available to common stockholders	$624.7	$1,785.9	$222.2	$211.0

Weighted average common shares outstanding – basic:
Class A Common Stock	168.968	164.082	169.585	165.708
Class B Convertible Common Stock	23.401	23.477	23.387	23.461

Weighted average common shares outstanding – diluted:
Class A Common Stock	168.968	164.082	169.585	165.708
Class B Convertible Common Stock	23.401	23.477	23.387	23.461
Stock-based awards, primarily stock options	8.474	9.327	8.304	8.913
Weighted average common shares outstanding – diluted	200.843	196.886	201.276	198.082

Earnings per common share – basic:
Class A Common Stock	$3.28	$9.63	$1.16	$1.13
Class B Convertible Common Stock	$2.99	$8.76	$1.06	$1.03
Earnings per common share – diluted:
Class A Common Stock	$3.11	$9.07	$1.10	$1.07
Class B Convertible Common Stock	$2.86	$8.34	$1.01	$0.98

For the nine months ended November 30, 2014, and November 30, 2013, stock-based awards, primarily stock options, which could result in the issuance of 0.8 million and 1.3 million shares, respectively, of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. For the three months ended November 30, 2014, stock-based awards, primarily stock options, which could result in the issuance of 0.5 million shares of Class A Common Stock were outstanding, but were not included in the computation of earnings per common share – diluted for Class A Common Stock because the effect of including such awards would have been antidilutive. Stock-based awards outstanding whose impact would have been antidilutive in the computation of earnings per common share – diluted for Class A Common Stock for the three months ended November 30, 2013, were not material.

15.    COMPREHENSIVE INCOME:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized (losses) gains on derivative instruments, net unrealized (losses) gains on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income to comprehensive income is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2014
Net income			$624.7
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(82.1)	$(2.0)	(84.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(82.1)	(2.0)	(84.1)
Unrealized loss on cash flow hedges:
Net derivative losses	(14.7)	4.3	(10.4)
Reclassification adjustments	1.4	(1.3)	0.1
Net loss recognized in other comprehensive loss	(13.3)	3.0	(10.3)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.5)	—	(0.5)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.5)	—	(0.5)
Pension/postretirement adjustments:
Net actuarial gains	0.5	(0.2)	0.3
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.5	(0.2)	0.3
Other comprehensive loss	$(95.4)	$0.8	(94.6)
Total comprehensive income			$530.1

For the Nine Months Ended November 30, 2013
Net income			$1,785.9
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(39.0)	$(2.4)	(41.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(39.0)	(2.4)	(41.4)
Unrealized gain on cash flow hedges:
Net derivative gains	2.0	(0.7)	1.3
Reclassification adjustments	5.3	(2.4)	2.9
Net gain recognized in other comprehensive loss	7.3	(3.1)	4.2
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(1.8)	(0.3)	(2.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(1.8)	(0.3)	(2.1)
Pension/postretirement adjustments:
Net actuarial gains	0.7	(0.2)	0.5
Reclassification adjustments	0.9	(0.2)	0.7
Net gain recognized in other comprehensive loss	1.6	(0.4)	1.2
Other comprehensive loss	$(31.9)	$(6.2)	(38.1)
Total comprehensive income			$1,747.8

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended November 30, 2014
Net income			$222.2
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net losses	$(97.9)	$(0.8)	(98.7)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(97.9)	(0.8)	(98.7)
Unrealized loss on cash flow hedges:
Net derivative losses	(21.1)	5.9	(15.2)
Reclassification adjustments	1.5	(0.7)	0.8
Net loss recognized in other comprehensive loss	(19.6)	5.2	(14.4)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.7)	0.1	(0.6)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.7)	0.1	(0.6)
Pension/postretirement adjustments:
Net actuarial gains	0.5	(0.2)	0.3
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.5	(0.2)	0.3
Other comprehensive loss	$(117.7)	$4.3	(113.4)
Total comprehensive income			$108.8

For the Three Months Ended November 30, 2013
Net income			$211.0
Other comprehensive income:
Foreign currency translation adjustments:
Net gains	$27.4	$(0.8)	26.6
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	27.4	(0.8)	26.6
Unrealized gain on cash flow hedges:
Net derivative losses	(0.4)	1.1	0.7
Reclassification adjustments	1.7	(0.8)	0.9
Net gain recognized in other comprehensive income	1.3	0.3	1.6
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	1.1	(0.2)	0.9
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	1.1	(0.2)	0.9
Pension/postretirement adjustments:
Net actuarial gains	0.1	—	0.1
Reclassification adjustments	0.3	(0.1)	0.2
Net gain recognized in other comprehensive income	0.4	(0.1)	0.3
Other comprehensive income	$30.2	$(0.8)	29.4
Total comprehensive income			$240.4

Accumulated other comprehensive income (loss) (“AOCI”), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2014	$103.6	$(8.9)	$(1.5)	$(7.2)	$86.0
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification adjustments	(84.1)	(10.4)	(0.5)	0.3	(94.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	—	—	0.1
Other comprehensive (loss) income	(84.1)	(10.3)	(0.5)	0.3	(94.6)
Balance, November 30, 2014	$19.5	$(19.2)	$(2.0)	$(6.9)	$(8.6)

16.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of November 30, 2014, and February 28, 2014, the condensed consolidating statements of comprehensive income for the nine months and three months ended November 30, 2014, and November 30, 2013, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2014, and November 30, 2013, for the parent company, the combined subsidiaries of the Company which guarantee the Company’s senior notes (“Subsidiary Guarantors”), the combined subsidiaries of the Company which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the Company’s senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of the Company’s senior notes. Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements included in the Company’s 2014 Annual Report, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2014
Current assets:
Cash and cash investments	$22.4	$0.8	$44.1	$—	$67.3
Accounts receivable, net	0.3	12.1	688.9	—	701.3
Inventories	154.9	1,452.0	398.1	(77.8)	1,927.2
Intercompany receivable	12,024.9	19,052.3	5,604.5	(36,681.7)	—
Prepaid expenses and other	46.5	71.8	679.0	(462.3)	335.0
Total current assets	12,249.0	20,589.0	7,414.6	(37,221.8)	3,030.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Property, plant and equipment, net	55.4	862.9	1,500.8	—	2,419.1
Investments in subsidiaries	11,514.9	12.8	—	(11,527.7)	—
Goodwill	—	5,411.1	752.8	—	6,163.9
Intangible assets, net	—	705.8	2,486.0	3.1	3,194.9
Intercompany notes receivable	3,889.4	131.1	—	(4,020.5)	—
Other assets, net	64.5	78.8	28.5	—	171.8
Total assets	$27,773.2	$27,791.5	$12,182.7	$(52,766.9)	$14,980.5

Current liabilities:
Notes payable to banks	$—	$—	$100.3	$—	$100.3
Current maturities of long-term debt	77.9	17.6	41.5	—	137.0
Accounts payable	29.5	248.9	167.5	—	445.9
Accrued excise taxes	13.6	6.1	5.2	—	24.9
Intercompany payable	15,632.1	15,055.8	5,993.8	(36,681.7)	—
Other accrued expenses and liabilities	694.3	144.4	188.4	(486.7)	540.4
Total current liabilities	16,447.4	15,472.8	6,496.7	(37,168.4)	1,248.5
Long-term debt, less current maturities	5,631.5	33.8	1,416.2	—	7,081.5
Deferred income taxes	13.9	616.9	200.6	—	831.4
Intercompany notes payable	—	3,822.3	198.2	(4,020.5)	—
Other liabilities	45.4	31.2	107.5	—	184.1
Stockholders’ equity	5,635.0	7,814.5	3,763.5	(11,578.0)	5,635.0
Total liabilities and stockholders’ equity	$27,773.2	$27,791.5	$12,182.7	$(52,766.9)	$14,980.5

Condensed Consolidating Balance Sheet at February 28, 2014
Current assets:
Cash and cash investments	$0.5	$0.8	$62.6	$—	$63.9
Accounts receivable, net	0.2	9.0	617.0	—	626.2
Inventories	153.5	1,270.0	384.8	(64.5)	1,743.8
Intercompany receivable	8,529.4	13,339.0	4,104.0	(25,972.4)	—
Prepaid expenses and other	49.1	61.6	701.6	(499.0)	313.3
Total current assets	8,732.7	14,680.4	5,870.0	(26,535.9)	2,747.2
Property, plant and equipment, net	39.4	846.3	1,128.6	—	2,014.3
Investments in subsidiaries	10,795.6	9.4	—	(10,805.0)	—
Goodwill	—	5,411.3	735.5	—	6,146.8
Intangible assets, net	—	707.6	2,523.0	0.5	3,231.1
Intercompany notes receivable	3,606.0	8.5	—	(3,614.5)	—
Other assets, net	62.4	64.6	35.7	—	162.7
Total assets	$23,236.1	$21,728.1	$10,292.8	$(40,954.9)	$14,302.1

Current liabilities:
Notes payable to banks	$—	$—	$57.2	$—	$57.2
Current maturities of long-term debt	547.1	16.4	26.5	—	590.0
Accounts payable	24.4	109.0	161.8	—	295.2
Accrued excise taxes	13.7	8.5	5.5	—	27.7
Intercompany payable	11,996.5	9,700.4	4,275.5	(25,972.4)	—
Other accrued expenses and liabilities	712.9	182.3	680.7	(520.3)	1,055.6
Total current liabilities	13,294.6	10,016.6	5,207.2	(26,492.7)	2,025.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Long-term debt, less current maturities	4,892.3	32.8	1,448.2	—	6,373.3
Deferred income taxes	17.2	569.4	176.0	—	762.6
Intercompany notes payable	—	3,597.7	16.8	(3,614.5)	—
Other liabilities	50.7	21.5	87.0	—	159.2
Stockholders’ equity	4,981.3	7,490.1	3,357.6	(10,847.7)	4,981.3
Total liabilities and stockholders’ equity	$23,236.1	$21,728.1	$10,292.8	$(40,954.9)	$14,302.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2014
Sales	$1,802.0	$3,927.3	$2,300.8	$(2,864.4)	$5,165.7
Less – excise taxes	(241.9)	(204.3)	(47.7)	—	(493.9)
Net sales	1,560.1	3,723.0	2,253.1	(2,864.4)	4,671.8
Cost of product sold	(1,259.0)	(2,849.7)	(1,423.8)	2,841.7	(2,690.8)
Gross profit	301.1	873.3	829.3	(22.7)	1,981.0
Selling, general and administrative expenses	(291.2)	(410.4)	(145.1)	12.2	(834.5)
Operating income	9.9	462.9	684.2	(10.5)	1,146.5
Equity in earnings of equity method investees and subsidiaries	761.3	23.5	1.0	(764.7)	21.1
Interest income	—	—	1.0	—	1.0
Intercompany interest income	133.2	162.5	0.2	(295.9)	—
Interest expense	(224.4)	(1.0)	(33.0)	—	(258.4)
Intercompany interest expense	(162.1)	(133.0)	(0.8)	295.9	—
Loss on write-off of financing costs	—	—	(4.4)	—	(4.4)
Income before income taxes	517.9	514.9	648.2	(775.2)	905.8
Benefit from (provision for) income taxes	106.8	(192.0)	(198.9)	3.0	(281.1)
Net income	$624.7	$322.9	$449.3	$(772.2)	$624.7
Comprehensive income	$530.1	$324.7	$350.9	$(675.6)	$530.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2013
Sales	$1,762.9	$2,815.8	$1,413.2	$(2,018.9)	$3,973.0
Less – excise taxes	(234.2)	(110.3)	(52.0)	—	(396.5)
Net sales	1,528.7	2,705.5	1,361.2	(2,018.9)	3,576.5
Cost of product sold	(1,303.8)	(1,871.8)	(931.3)	1,973.2	(2,133.7)
Gross profit	224.9	833.7	429.9	(45.7)	1,442.8
Selling, general and administrative expenses	(315.0)	(260.8)	(112.6)	12.8	(675.6)
Impairment of goodwill and intangible assets	—	—	(300.9)	—	(300.9)
Gain on remeasurement to fair value of equity method investment	—	1,642.0	—	—	1,642.0
Operating (loss) income	(90.1)	2,214.9	16.4	(32.9)	2,108.3
Equity in earnings of equity method investees and subsidiaries	2,008.4	92.8	0.4	(2,013.3)	88.3
Interest income	0.1	—	5.8	—	5.9
Intercompany interest income	117.3	122.8	1.1	(241.2)	—
Interest expense	(206.5)	(3.5)	(30.6)	—	(240.6)
Intercompany interest expense	(130.3)	(110.4)	(0.5)	241.2	—
Income (loss) before income taxes	1,698.9	2,316.6	(7.4)	(2,046.2)	1,961.9
Benefit from (provision for) income taxes	87.0	(246.3)	(26.2)	9.5	(176.0)
Net income (loss)	$1,785.9	$2,070.3	$(33.6)	$(2,036.7)	$1,785.9
Comprehensive income (loss)	$1,747.8	$2,098.9	$(77.4)	$(2,021.5)	$1,747.8

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2014
Sales	$662.8	$1,267.8	$695.4	$(917.4)	$1,708.6
Less – excise taxes	(88.7)	(65.2)	(13.0)	—	(166.9)
Net sales	574.1	1,202.6	682.4	(917.4)	1,541.7
Cost of product sold	(462.1)	(943.3)	(410.9)	913.5	(902.8)
Gross profit	112.0	259.3	271.5	(3.9)	638.9
Selling, general and administrative expenses	(97.1)	(109.4)	(61.6)	4.8	(263.3)
Operating income	14.9	149.9	209.9	0.9	375.6
Equity in earnings of equity method investees and subsidiaries	252.3	21.7	0.4	(253.2)	21.2
Interest income	—	—	0.4	—	0.4
Intercompany interest income	44.7	58.7	—	(103.4)	—
Interest expense	(78.4)	(0.3)	(7.7)	—	(86.4)
Intercompany interest expense	(58.6)	(44.6)	(0.2)	103.4	—
Income before income taxes	174.9	185.4	202.8	(252.3)	310.8
Benefit from (provision for) income taxes	47.3	(68.9)	(66.5)	(0.5)	(88.6)
Net income	$222.2	$116.5	$136.3	$(252.8)	$222.2
Comprehensive income	$108.8	$117.2	$21.5	$(138.7)	$108.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2013
Sales	$641.1	$1,182.4	$591.6	$(821.6)	$1,593.5
Less – excise taxes	(80.9)	(51.2)	(18.1)	—	(150.2)
Net sales	560.2	1,131.2	573.5	(821.6)	1,443.3
Cost of product sold	(478.8)	(779.1)	(391.4)	815.7	(833.6)
Gross profit	81.4	352.1	182.1	(5.9)	609.7
Selling, general and administrative expenses	(95.6)	(116.3)	(38.5)	4.5	(245.9)
Operating (loss) income	(14.2)	235.8	143.6	(1.4)	363.8
Equity in earnings of equity method investees and subsidiaries	285.6	18.7	0.2	(286.5)	18.0
Interest income	—	—	2.0	—	2.0
Intercompany interest income	46.6	44.9	0.3	(91.8)	—
Interest expense	(75.7)	(0.5)	(15.4)	—	(91.6)
Intercompany interest expense	(47.6)	(44.0)	(0.2)	91.8	—
Income before income taxes	194.7	254.9	130.5	(287.9)	292.2
Benefit from (provision for) income taxes	16.3	(93.3)	(4.5)	0.3	(81.2)
Net income	$211.0	$161.6	$126.0	$(287.6)	$211.0
Comprehensive income	$240.4	$183.1	$157.0	$(340.1)	$240.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2014
Net cash (used in) provided by operating activities	$(395.1)	$468.9	$676.3	$—	$750.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(17.4)	(70.3)	(453.6)	—	(541.3)
Purchase of business, net of cash acquired	—	—	(21.4)	—	(21.4)
Net proceeds from intercompany notes	70.9	—	—	(70.9)	—
Net investments in equity affiliates	(28.8)	—	—	28.8	—
Other investing activities	—	(5.6)	8.6	—	3.0
Net cash provided by (used in) investing activities	24.7	(75.9)	(466.4)	(42.1)	(559.7)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Payments of dividends	—	—	(24.9)	24.9	—
Net (returns of capital to) contributions from equity affiliates	—	(24.5)	78.2	(53.7)	—
Net proceeds from (repayments of) intercompany notes	26.3	(327.9)	230.7	70.9	—
Principal payments of long-term debt	(533.0)	(14.5)	(17.8)	—	(565.3)
Payment of delayed purchase price arrangement	—	—	(543.3)	—	(543.3)
Payments of minimum tax withholdings on stock-based payment awards	—	(26.1)	(2.3)	—	(28.4)
Payments of financing costs of long-term debt	(11.2)	—	(2.1)	—	(13.3)
Proceeds from issuance of long-term debt	800.0	—	—	—	800.0
Excess tax benefits from stock-based payment awards	76.0	—	—	—	76.0
Net proceeds from notes payable	—	—	50.6	—	50.6
Proceeds from exercises of employee stock options	30.4	—	—	—	30.4
Proceeds from employee stock purchases	3.8	—	—	—	3.8
Net cash provided by (used in) financing activities	392.3	(393.0)	(230.9)	42.1	(189.5)

Effect of exchange rate changes on cash and cash investments	—	—	2.5	—	2.5

Net increase (decrease) in cash and cash investments	21.9	—	(18.5)	—	3.4
Cash and cash investments, beginning of period	0.5	0.8	62.6	—	63.9
Cash and cash investments, end of period	$22.4	$0.8	$44.1	$—	$67.3

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2013
Net cash (used in) provided by operating activities	$(266.2)	$910.0	$4.1	$(18.8)	$629.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.7)	(45.9)	(34.3)	—	(85.9)
Purchase of business, net of cash acquired	—	(1,770.1)	(2,910.9)	—	(4,681.0)
Net proceeds from intercompany notes	859.2	—	—	(859.2)	—
Net investments in equity affiliates	(1,095.0)	(5.0)	—	1,100.0	—
Other investing activities	—	2.4	7.0	—	9.4
Net cash used in investing activities	(241.5)	(1,818.6)	(2,938.2)	240.8	(4,757.5)

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Cash flows from financing activities:
Payments of dividends	—	—	(18.8)	18.8	—
Net (returns of capital to) contributions from equity affiliates	—	(188.4)	1,288.4	(1,100.0)	—
Net (repayments of) proceeds from intercompany notes	(1,941.5)	1,129.9	(47.6)	859.2	—
Principal payments of long-term debt	(49.3)	(15.0)	(26.3)	—	(90.6)
Payments of minimum tax withholdings on stock-based payment awards	—	(16.4)	(1.6)	—	(18.0)
Payments of financing costs of long-term debt	(69.6)	—	(12.6)	—	(82.2)
Proceeds from issuance of long-term debt	2,225.0	—	1,500.0	—	3,725.0
Excess tax benefits from stock-based payment awards	64.7	—	—	—	64.7
Net proceeds from notes payable	—	—	170.6	—	170.6
Proceeds from exercises of employee stock options	93.1	—	—	—	93.1
Proceeds from employee stock purchases	2.5	—	—	—	2.5
Net cash provided by financing activities	324.9	910.1	2,852.1	(222.0)	3,865.1

Effect of exchange rate changes on cash and cash investments	—	—	(3.0)	—	(3.0)

Net (decrease) increase in cash and cash investments	(182.8)	1.5	(85.0)	—	(266.3)
Cash and cash investments, beginning of period	185.8	0.7	145.0	—	331.5
Cash and cash investments, end of period	$3.0	$2.2	$60.0	$—	$65.2

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

In addition, management excludes items that affect comparability (“Unusual Items”) from its evaluation of the results of each operating segment as these Unusual Items are not reflective of continuing operations of the segments. Segment operating performance and segment management compensation are evaluated based upon continuing segment operating income. As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

For the nine months and three months ended November 30, 2014, and November 30, 2013, Unusual Items included in consolidated operating income consist of:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2014	2013	2014	2013
(in millions)
Net Sales
Product recall	$3.3	$—	$(0.2)	$—

Cost of Product Sold
Amortization of favorable interim supply agreement	27.5	4.3	8.6	2.2
Net loss on undesignated commodity swap contracts	24.2	—	21.5	—
Settlements of undesignated commodity swap contracts	(0.6)	—	(1.2)	—
Product recall	8.0	—	2.6	—
Flow through of inventory step-up	—	11.0	—	—
Other costs	2.8	—	0.2	—
Total Cost of Product Sold	61.9	15.3	31.7	2.2

Selling, General and Administrative Expenses
Transaction, integration and other acquisition-related costs	21.1	43.8	8.0	8.9
Product recall	0.5	—	0.2	—
Deferred compensation	—	7.0	—	—
Restructuring charges and other	—	(2.8)	—	0.1
Total Selling, General and Administrative Expenses	21.6	48.0	8.2	9.0

Impairment of Goodwill and Intangible Assets	—	300.9	—	—

Gain on Remeasurement to Fair Value of Equity Method Investment	—	(1,642.0)	—	—

Unusual Items	$86.8	$(1,277.8)	$39.7	$11.2

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

Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2014	2013	2014	2013
(in millions)
Beer
Net sales	$2,527.6	$2,237.8	$768.1	$661.6
Segment operating income	$800.6	$572.9	$242.0	$212.5
Long-lived tangible assets	$1,193.4	$694.4	$1,193.4	$694.4
Total assets	$7,860.9	$7,214.7	$7,860.9	$7,214.7
Capital expenditures	$434.9	$23.2	$206.1	$19.6
Depreciation and amortization	$31.3	$19.9	$11.4	$8.9

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2014	2013	2014	2013
(in millions)
Wine and Spirits
Net sales:
Wine	$1,912.2	$1,938.3	$685.1	$711.9
Spirits	235.3	213.8	88.3	69.8
Net sales	$2,147.5	$2,152.1	$773.4	$781.7
Segment operating income	$512.4	$471.9	$199.4	$186.1
Equity in earnings of equity method investees	$21.1	$18.1	$21.2	$18.0
Long-lived tangible assets	$1,096.3	$1,094.6	$1,096.3	$1,094.6
Investments in equity method investees	$85.3	$81.9	$85.3	$81.9
Total assets	$6,780.5	$6,704.6	$6,780.5	$6,704.6
Capital expenditures	$74.1	$51.0	$22.6	$15.4
Depreciation and amortization	$75.2	$72.2	$24.3	$24.7

Corporate Operations and Other
Segment operating loss	$(79.7)	$(71.7)	$(26.1)	$(23.6)
Long-lived tangible assets	$129.4	$116.4	$129.4	$116.4
Total assets	$339.1	$417.0	$339.1	$417.0
Capital expenditures	$32.3	$12.0	$4.4	$1.7
Depreciation and amortization	$20.6	$17.4	$7.3	$6.3

Unusual Items
Net sales	$(3.3)	$—	$0.2	$—
Operating (loss) income	$(86.8)	$1,277.8	$(39.7)	$(11.2)
Equity in losses of equity method investees	$—	$(0.1)	$—	$—
Depreciation and amortization	$27.5	$4.3	$8.6	$2.2

Consolidation and Eliminations
Net sales	$—	$(813.4)	$—	$—
Operating income	$—	$(142.6)	$—	$—
Equity in earnings of Crown Imports	$—	$70.3	$—	$—
Capital expenditures	$—	$(0.3)	$—	$—
Depreciation and amortization	$—	$(0.5)	$—	$—

Consolidated
Net sales	$4,671.8	$3,576.5	$1,541.7	$1,443.3
Operating income	$1,146.5	$2,108.3	$375.6	$363.8
Equity in earnings of equity method investees	$21.1	$88.3	$21.2	$18.0
Long-lived tangible assets	$2,419.1	$1,905.4	$2,419.1	$1,905.4
Investments in equity method investees	$85.3	$81.9	$85.3	$81.9
Total assets	$14,980.5	$14,336.3	$14,980.5	$14,336.3
Capital expenditures	$541.3	$85.9	$233.1	$36.7
Depreciation and amortization	$154.6	$113.3	$51.6	$42.1

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

For Third Quarter 2015 and Nine Months 2015 (both as defined below), we have recorded an estimated $2.6 million and $11.8 million reduction, net of recoveries, respectively, to operating income for costs which the third-party manufacturer has not yet agreed to reimburse to us. While we expect to continue to collaborate with our third-party manufacturer and obtain reimbursement from our third-party manufacturer for some or all of the costs associated with the Product Recall, there can be no assurance there will be any potential recoveries. Any additional direct costs related to the Product Recall are not expected to be material.

Strategy

Our business strategy in the Beer segment includes the following:  (i)  continued focus on growing our premium Mexican beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands; (ii)  completion of the required Brewery expansion in Mexico from 10 million hectoliters production capacity to 20 million hectoliters production capacity by December 31, 2016, with a goal to complete the expansion within three years from the date of the Beer Business Acquisition; (iii)  incremental expansion of the Brewery from 20 million hectoliters production capacity to 25 million hectoliters production capacity by December 31, 2017, to meet future demand expectations; and (iv)  continued focus on the sourcing of key production inputs, including agricultural and other raw materials and energy, in order to provide flexibility, enable growth and improve profitability. See “Acquisition” and “Recent Developments” below for additional discussion.

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

Recent Developments – Beer Segment

Glass Sourcing Strategy

In December 2014, we completed the formation of an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer, and the acquisition of a state-of-the-art glass production plant that is located adjacent to our Brewery in Nava, Mexico. The joint venture owns and operates the glass production plant, which will provide bottles exclusively for our Brewery. The glass plant currently has one operational glass furnace and plans are in place to expand it to four furnaces over the next four years. When fully operational with four furnaces, this facility is expected to supply more than 50% of our glass requirements for the Beer segment. The results of operations of the joint venture will be consolidated by us and reported in the Beer segment. In addition, we also purchased a high-density warehouse, land and rail infrastructure at the same site. The purchase price of the acquired assets was approximately $300 million.

Incremental Brewery Expansion

In October 2014, we announced an incremental 5 million hectoliter expansion of our Brewery that will increase production capacity to 25 million hectoliters when completed. We currently expect this incremental expansion to be completed by the end of calendar year 2017.

In connection with these developments, we expect to spend from $725 million to $775 million, in total, for capital expenditures for the year ended February 28, 2015. This range includes from $600 million to $650 million for the Beer segment associated primarily with the Brewery expansions (from 10 million to 25 million hectoliters production capacity). In total, from fiscal 2014 through fiscal 2018, we expect to spend from $2.0 billion to $2.3 billion for capital expenditures associated with the Brewery and glass plant expansions.

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

Results of Operations

Financial Highlights

For the three months ended November 30, 2014 (“Third Quarter 2015”), and November 30, 2013 (“Third Quarter 2014”):

•	Our Beer segment continued to drive improvement within our results of operations.

•	Our net sales increased 7% primarily due to strong consumer demand within the Mexican beer portfolio.

•	Operating income increased 3% primarily due to the strong consumer demand within the Mexican beer portfolio, partially offset by an increase in Unusual Items.

•	Net income and diluted earnings per share increased 5% and 3%, respectively, primarily due to the items discussed above combined with higher equity in earnings and lower interest expense, net.

For the nine months ended November 30, 2014 (“Nine Months 2015”), and November 30, 2013 (“Nine Months 2014”):

•
Our Beer Business Acquisition continued to drive significant improvements within our results of operations, financial position and cash flows, including the continued realization of operating efficiencies and the strengthening of relationships with wholesalers and distributors.

•	Our net sales increased 31% primarily due to the Beer Business Acquisition and strong consumer demand within the Mexican beer portfolio.

•
Operating income decreased significantly primarily due to the unfavorable overlap of the prior year nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports, partially offset by the favorable overlap of the prior year impairment of nondeductible goodwill and intangible assets and the benefit from the Beer Business Acquisition.

•	Net income and diluted earnings per share also decreased significantly primarily due to the items discussed above combined with lower equity in earnings (Crown Imports).

References to organic throughout the following discussion exclude the impact on a consolidated basis of beer acquired in the Beer Business Acquisition. Prior to the Beer Business Acquisition, the results of operations of the Beer segment were eliminated in consolidation as our preexisting 50% equity interest in Crown Imports was accounted for under the equity method of accounting.

Unusual Items

Management excludes items that affect comparability from its evaluation of the results of each operating segment as these Unusual Items are not reflective of continuing operations of the segments. Segment operating performance and segment management compensation are evaluated based upon continuing segment operating income. As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

As more fully described herein and in the related notes to the Financial Statements, the Unusual Items that impacted comparability in our results for each period are as follows:

	Third Quarter 2015	Third Quarter 2014	Nine Months 2015	Nine Months 2014
(in millions)
Net Sales
Product recall	$(0.2)	$—	$3.3	$—

Cost of Product Sold
Net loss on undesignated commodity swap contracts	21.5	—	24.2	—
Settlements of undesignated commodity swap contracts	(1.2)	—	(0.6)	—
Amortization of favorable interim supply agreement	8.6	2.2	27.5	4.3
Product recall	2.6	—	8.0	—
Flow through of inventory step-up	—	—	—	11.0
Other costs	0.2	—	2.8	—
Total Cost of Product Sold	31.7	2.2	61.9	15.3

Selling, General and Administrative Expenses
Transaction, integration and other acquisition-related costs	8.0	8.9	21.1	43.8
Product recall	0.2	—	0.5	—
Deferred compensation	—	—	—	7.0
Restructuring charges and other	—	0.1	—	(2.8)
Total Selling, General and Administrative Expenses	8.2	9.0	21.6	48.0

Impairment of Goodwill and Intangible Assets	—	—	—	300.9

Gain on Remeasurement to Fair Value of Equity Method Investment	—	—	—	(1,642.0)

Equity in Losses of Equity Method Investees	—	—	—	0.1

Loss on Write-Off of Financing Costs	—	—	4.4	—
Unusual Items	$39.7	$11.2	$91.2	$(1,277.7)

Net Sales

Product Recall

Product recall costs represent costs, net of recoveries, primarily associated with wholesale distributor payments in connection with the collection and handling of recalled product associated with the Product Recall.

Cost of Product Sold

Undesignated Commodity Swap Contracts

Net loss on undesignated commodity swap contracts represents a net loss from the mark to fair value of undesignated commodity swap contracts, primarily driven by our diesel fuel swap contracts. This net loss is reported outside of segment operating results until such time that the underlying exposure is realized in the segment operating results. Upon settlement, the net loss from the mark to fair value of the undesignated commodity swap contracts is reported in the appropriate operating segment, allowing our operating segments to realize the economic effects of the commodity swap contracts without the resulting unrealized mark to fair value volatility.

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

Other Costs

Other costs represent a loss on certain assets in connection with an earthquake in Napa, California.

Selling, General and Administrative Expenses

Transaction, Integration and Other Acquisition-Related Costs

Transaction, integration and other acquisition-related costs were primarily associated with the Beer Business Acquisition.

Deferred Compensation

Deferred compensation relates to a prior period correction of previously unrecognized deferred compensation costs that were associated with certain employment agreements.

Restructuring Charges and Other

Restructuring charges and other consist primarily of restructuring and related charges and credits associated with previously announced restructuring plans.

Impairment of Goodwill and Intangible Assets

Impairment losses consist of impairments of goodwill and certain trademarks related to our Wine and Spirits’ Canadian reporting unit.

Gain on Remeasurement to Fair Value of Equity Method Investment

Prior to the Beer Business Acquisition, we accounted for our investment in Crown Imports under the equity method of accounting. In applying the acquisition method of accounting, our preexisting 50% equity interest was remeasured to its estimated fair value resulting in the recognition of a gain in connection with the Beer Business Acquisition.

Loss on Write-off of Financing Costs

We recorded a loss on write-off of financing costs in connection with the Amendment to the May 2014 Credit Agreement.

Third Quarter 2015 Compared to Third Quarter 2014

Net Sales

The following table sets forth net sales for each of our reportable segments for Third Quarter 2015 and Third Quarter 2014.

	Third Quarter 2015	Third Quarter 2014	% Increase (Decrease)
(in millions)
Beer	$768.1	$661.6	16%
Wine and Spirits:
Wine	685.1	711.9	(4%)
Spirits	88.3	69.8	27%
Total Wine and Spirits	773.4	781.7	(1%)
Total Reportable Segments	1,541.5	1,443.3	7%
Unusual Items	0.2	—	NM
Consolidated Net Sales	$1,541.7	$1,443.3	7%

NM = Not Meaningful

Net sales increased to $1,541.7 million for Third Quarter 2015 from $1,443.3 million for Third Quarter 2014, an increase of $98.4 million, or 7%. This increase resulted primarily from an increase in Beer’s net sales of $106.5 million driven predominantly by volume growth within our Mexican beer portfolio.

Beer	Third Quarter 2015	Third Quarter 2014	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net Sales	$768.1	$661.6	16.1%

Shipment Volume	48.2	42.2	14.2%

Depletion Volume (1)			8.1%

(1)	Depletions are based on third party data.

The increase in net sales for Beer resulted primarily from volume growth within our Mexican beer portfolio which benefited from continued consumer demand combined with a favorable impact from pricing in select markets. The increase in net sales included a benefit from a shift in net sales from the second quarter of fiscal 2015 to Third Quarter 2015 of approximately $37 million, or approximately 2 million case shipments, in connection with the Product Recall. In addition, net sales for Third Quarter 2015 were favorably impacted by a return of wholesaler inventories in the U.S. to more historic levels.

Wine and Spirits	Third Quarter 2015	Third Quarter 2014	% (Decrease) Increase
(in millions, branded product, 9-liter case equivalents)
Net Sales	$773.4	$781.7	(1.1%)

Shipment Volume
Total	18.0	17.7	1.7%
U.S. Domestic	13.7	13.7	—%
U.S. Domestic Focus Brands	9.8	9.6	2.1%

Depletion Volume (1)
U.S. Domestic			—%
U.S. Domestic Focus Brands			—%

The decrease in net sales for Wine and Spirits resulted primarily from (i)  an unfavorable year-over-year foreign currency translation impact of $9.3 million, (ii)  lower branded wine volume, (iii)  higher branded wine promotional spend and (iv)  lower bulk wine net sales; partially offset by branded spirits volume growth.

Gross Profit

Gross profit increased to $638.9 million for Third Quarter 2015 from $609.7 million for Third Quarter 2014, an increase of $29.2 million, or 5%. This increase is primarily due to an increase in Beer’s gross profit of $46.9 million and Wine and Spirits’ gross profit of $12.5 million, partially offset by an increase in Unusual Items of $29.3 million.

The increase in Beer’s gross profit is primarily due to the volume growth and the favorable impact from pricing in select markets, partially offset by increased logistics costs.

The increase in Wine and Spirits’ gross profit is primarily due to a favorable overlap of higher U.S. branded wine product costs for Third Quarter 2014 and the branded spirits volume growth, partially offset by the higher branded wine promotional spend.

Gross profit as a percent of net sales decreased to 41.4% for Third Quarter 2015 compared to 42.2% for Third Quarter 2014 primarily due to the increase in Unusual Items and beer logistics costs, partially offset by (i)  the favorable overlap of higher U.S. branded wine product costs, (ii)  the lower bulk wine net sales and (iii)  the favorable impact from beer pricing in select markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $263.3 million for Third Quarter 2015 from $245.9 million for Third Quarter 2014, an increase of $17.4 million, or 7%. This increase is primarily due to an increase in Beer of $17.4 million.

The increase in Beer’s selling, general and administrative expenses is primarily due to an increase in general and administrative expenses of $14.4 million. This increase is largely due to (i)  foreign currency transaction losses for Third Quarter 2015 combined with an overlap of foreign currency transaction gains for Third Quarter 2014 and (ii)  higher compensation and benefit costs associated primarily with increased headcount.

Selling, general and administrative expenses as a percent of net sales increased to 17.1% for Third Quarter 2015 as compared to 17.0% for Third Quarter 2014 primarily due to the items discussed above.

Operating Income

The following table sets forth operating income (loss) for each of our reportable segments for Third Quarter 2015 and Third Quarter 2014.

	Third Quarter 2015	Third Quarter 2014	% Increase (Decrease)
(in millions)
Beer	$242.0	$212.5	14%
Wine and Spirits	199.4	186.1	7%
Corporate Operations and Other	(26.1)	(23.6)	(11%)
Total Reportable Segments	415.3	375.0	11%
Unusual Items	(39.7)	(11.2)	NM
Consolidated Operating Income	$375.6	$363.8	3%

As a result of the factors discussed above, consolidated operating income increased to $375.6 million for Third Quarter 2015 from $363.8 million for Third Quarter 2014, an increase of $11.8 million, or 3%.

Equity in Earnings of Equity Method Investees

Equity in earnings of equity method investees increased to $21.2 million for Third Quarter 2015 from $18.0 million for Third Quarter 2014, an increase of $3.2 million, or 18%. This increase is primarily due to increased earnings of the Wine and Spirits’ Opus One equity method investment.

Interest Expense, Net

Interest expense, net, decreased to $86.0 million for Third Quarter 2015 from $89.6 million for Third Quarter 2014, a decrease of $3.6 million, or (4%). This decrease was primarily due to lower average interest rates.

Provision for Income Taxes

Our effective tax rate for Third Quarter 2015 and Third Quarter 2014 was 28.5% and 27.8%, respectively. Our effective tax rate for Third Quarter 2015 and Third Quarter 2014 both benefited primarily from the integration of the Beer Business Acquisition and the recognition of additional tax credits.

Net Income

As a result of the above factors, net income increased to $222.2 million for Third Quarter 2015 from $211.0 million for Third Quarter 2014, an increase of $11.2 million, or 5%.

Nine Months 2015 Compared to Nine Months 2014

Net Sales

The following table sets forth net sales for each of our reportable segments for Nine Months 2015 and Nine Months 2014.

	Nine Months 2015	Nine Months 2014	% Increase (Decrease)
(in millions)
Beer	$2,527.6	$2,237.8	13%
Wine and Spirits:
Wine	1,912.2	1,938.3	(1%)
Spirits	235.3	213.8	10%
Total Wine and Spirits	2,147.5	2,152.1	—%
Total Reportable Segments	4,675.1	4,389.9	6%
Unusual Items	(3.3)	—	NM
Consolidation and Eliminations	—	(813.4)	100%
Consolidated Net Sales	$4,671.8	$3,576.5	31%

Net sales increased to $4,671.8 million for Nine Months 2015 from $3,576.5 million for Nine Months 2014, an increase of $1,095.3 million, or 31%. This increase resulted primarily from $941.1 million of net sales of products acquired in the Beer Business Acquisition.

Beer	Nine Months 2015	Nine Months 2014	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net Sales	$2,527.6	$2,237.8	13.0%

Shipment Volume	159.7	144.7	10.4%

Depletion Volume (1)			8.0%

(1)	Depletions are based on third party data.

The increase in net sales for Beer resulted primarily from volume growth within our Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, combined with a favorable impact from pricing in select markets. In addition, net sales for Nine Months 2015 were favorably impacted by a return of wholesaler inventories in the U.S. to more historic levels.

Wine and Spirits	Nine Months 2015	Nine Months 2014	% (Decrease) Increase
(in millions, branded product, 9-liter case equivalents)
Net Sales	$2,147.5	$2,152.1	(0.2%)

Shipment Volume
Total	49.9	50.0	(0.2%)
U.S. Domestic	37.7	38.1	(1.0%)
U.S. Domestic Focus Brands	26.5	26.7	(0.7%)

Depletion Volume (1)
U.S. Domestic			0.2%
U.S. Domestic Focus Brands			0.5%

The decrease in net sales for Wine and Spirits is primarily due to (i)  an unfavorable year-over-year foreign currency translation impact of $20.6 million, (ii)  lower branded wine volume (predominantly in the U.S. due largely to a planned reduction in inventory levels by one of our exclusive distributors) and (iii)  lower non-branded and bulk wine net sales; partially offset by (i)  the recognition of contractually required payments from the U.S. distributor equal to the approximate profit lost on the reduced sales associated with the inventory reduction, (ii)  branded spirits volume growth and (iii)  favorable product mix shift predominantly within the U.S. branded wine and spirits portfolio.

Gross Profit

Gross profit increased to $1,981.0 million for Nine Months 2015 from $1,442.8 million for Nine Months 2014, an increase of $538.2 million, or 37%. This increase is primarily due to (i)  gross profit from the Beer Business Acquisition of $443.5 million, (ii)  organic beer growth of $107.1 million (driven primarily by organic volume growth and incremental gross profit from the Brewery Purchase) and (iii)  an increase in Wine and Spirits’ gross profit of $38.4 million; partially offset by an increase in Unusual Items of $49.9 million.

The Beer segment’s gross profit increased $309.1 million, or 36%, primarily due to incremental gross profit from the Brewery Purchase, the volume growth and the favorable impact from pricing in select markets.

The increase in Wine and Spirits’ gross profit is primarily due to the favorable product mix shift for the branded wine and spirits portfolio and a favorable overlap of higher U.S. branded wine product costs for Third Quarter 2014.

Gross profit as a percent of net sales increased to 42.4% for Nine Months 2015 compared to 40.3% for Nine Months 2014 primarily due to the items discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $834.5 million for Nine Months 2015 from $675.6 million for Nine Months 2014, an increase of $158.9 million, or 24%. This increase is primarily due to (i)  $134.2 million of selling, general and administrative expenses from the Beer Business Acquisition, (ii)  an increase in organic beer selling, general and administrative expenses of $46.1 million and (iii)  an increase in Corporate Operations and Other of $7.1 million, partially offset by a decrease in Unusual Items of $26.4 million.

The Beer segment’s selling, general and administrative expenses increased $81.4 million, or 29%, primarily due to increases in general and administrative expenses of $47.6 million and advertising expenses of $33.7 million. The increase in general and administrative expenses is primarily attributable to (i)  higher compensation and benefit costs, (ii)  current year foreign currency transaction losses combined with an overlap of prior year foreign currency transaction gains and (iii)  higher allocated information technology expense for Beer (which was offset by a decrease in allocated information technology expense for Wine and Spirits). The increase in compensation and benefit costs is associated largely with increased headcount and higher annual management incentive expense. The reallocation of information technology expense resulted from the Beer Business Acquisition and the associated consolidation of Beer’s results of operations. Information technology expense is allocated to each of our segments to reflect utilization of central support services and costs associated with our information technology systems. The increase in advertising expenses is due largely to planned investment behind our Mexican beer portfolio.

The increase in Corporate Operations and Other’s selling, general and administrative expenses is due to an increase in general and administrative expenses of $7.1 million primarily attributable to the growth of our business.

Selling, general and administrative expenses as a percent of net sales decreased to 17.9% for Nine Months 2015 as compared to 18.9% for Nine Months 2014 primarily due to the Beer Business Acquisition and the associated lower fixed overhead and the decrease in Unusual Items, partially offset by the increase in Beer selling, general and administrative expenses.

Operating Income

The following table sets forth operating income (loss) for each of our reportable segments for Nine Months 2015 and Nine Months 2014.

	Nine Months 2015	Nine Months 2014	% Increase (Decrease)
(in millions)
Beer	$800.6	$572.9	40%
Wine and Spirits	512.4	471.9	9%
Corporate Operations and Other	(79.7)	(71.7)	11%
Total Reportable Segments	1,233.3	973.1	27%
Unusual Items	(86.8)	1,277.8	(107%)
Consolidation and Eliminations	—	(142.6)	100%
Consolidated Operating Income	$1,146.5	$2,108.3	(46%)

As a result of the factors discussed above, consolidated operating income decreased to $1,146.5 million for Nine Months 2015 from $2,108.3 million for Nine Months 2014, a decrease of $961.8 million, or (46%).

Equity in Earnings of Equity Method Investees

Equity in earnings of equity method investees decreased to $21.1 million for Nine Months 2015 from $88.3 million for Nine Months 2014, a decrease of $67.2 million, or (76%). This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense, Net

Interest expense, net, increased to $257.4 million for Nine Months 2015 from $234.7 million for Nine Months 2014, an increase of $22.7 million, or 10%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings, both primarily due to the issuance of the May 2013 Senior Notes and borrowings under our senior credit facility in connection with the financing for the Beer Business Acquisition.

Provision for Income Taxes

Our effective tax rate for Nine Months 2015 and Nine Months 2014 was 31.0% and 9.0%, respectively. Our effective tax rate for Nine Months 2015 benefited primarily from the integration of the Beer Business Acquisition and the recognition of additional tax credits. Our effective tax rate for Nine Months 2014 was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports of $1,642.0 million, partially offset by the write-off of nondeductible goodwill of $278.7 million.

Net Income

As a result of the above factors, net income decreased to $624.7 million for Nine Months 2015 from $1,785.9 million for Nine Months 2014, a decrease of $1,161.2 million, or (65%).

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

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, and anticipated capital expenditure requirements for both our short-term and long-term capital needs, including our glass sourcing and incremental Brewery expansion as previously discussed in the Recent Developments section above.

As of December 31, 2014, we had a borrowing capacity of $605.9 million available under our 2014 Credit Agreement. The member financial institutions participating in our 2014 Credit Agreement have complied with prior funding requests and we believe the member financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future. In addition, we have borrowing capacity available under our accounts receivable securitization facilities.

Cash Flows

Cash and cash investments increased $3.4 million and decreased $266.3 million for Nine Months 2015 and Nine Months 2014, respectively. Components of these changes are discussed in more detail below.

Operating Activities

	Nine Months 2015	Nine Months 2014
(in millions)
Net income	$624.7	$1,785.9
Net noncash	276.6	(1,224.0)
Change in operating assets and liabilities, net of effects from purchase of business	(159.3)	47.8
Other, net	8.1	19.4
Net cash provided by operating activities	$750.1	$629.1

Nine Months 2015

The net noncash items consisted primarily of depreciation expense, deferred tax provision, stock-based compensation expense and amortization of intangible assets. The net cash used in the net change in our operating assets and liabilities resulted primarily from increases in inventories, accounts receivable, net, and prepaid expenses and other current assets of $205.6 million, $80.8 million and $68.4 million, respectively; partially offset by increases in accounts payable of $132.6 million and other accrued expenses and liabilities of $65.4 million. The increase in inventories is primarily due to higher wine inventory levels in connection with the seasonality of the calendar 2014 U.S. grape harvest and higher beer inventory levels to support Beer’s growth. The increase in accounts receivable, net, is primarily due to seasonality as January and February are typically our lowest selling months. The increase in prepaid expenses and other current assets is largely due to an increase in prepaid value-added taxes due largely to timing. The increase in accounts payable is primarily due to the seasonality of the calendar 2014 U.S. grape harvest. The increase in other accrued expenses and liabilities is largely due to an increase in income taxes payable, partially offset by a decrease in accrued interest. The increase in income taxes payable is primarily due to higher taxable income driven by the Beer Business Acquisition, partially offset by the realization of current tax benefits on employee equity award exercise and vesting activity. The decrease in accrued interest is largely due to the timing of payments.

Nine Months 2014

The net noncash items consisted primarily of the gain on remeasurement to fair value of our preexisting 50% equity interest in Crown Imports, partially offset by the impairment of goodwill and intangible assets and depreciation expense. The net cash provided by the net change in our operating assets and liabilities resulted primarily from increases in accounts payable of $128.8 million and other accrued expenses and liabilities of $30.9 million, partially offset by an increase in inventories of $112.2 million. The increase in accounts payable is driven primarily by the seasonality of the calendar 2013 U.S. grape harvest. The increase in other accrued expenses and liabilities is largely due to increases in income taxes payable and accrued promotions and advertising, partially offset by a decrease in accrued interest. The increase in income taxes payable is primarily due to higher taxable income driven by the Beer Business Acquisition. The increase in accrued promotions and advertising is driven primarily by the increased U.S. promotional expense. The decrease in accrued interest is primarily due to the timing of payments. The increase in inventories is primarily due to the seasonality of the calendar 2013 U.S. grape harvest, partially offset by lower beer inventory levels due largely to timing as early June inventory levels from the Beer Business Acquisition were at higher levels (as compared to the end of November) to support the strong summer selling season for beer.

Investing Activities

	Nine Months 2015	Nine Months 2014
(in millions)
Purchases of property, plant and equipment	$(541.3)	$(85.9)
Purchase of business, net of cash acquired	(21.4)	(4,681.0)
Other	3.0	9.4
Net cash used in investing activities	$(559.7)	$(4,757.5)

Purchases of property, plant and equipment increased significantly in Nine Months 2015 primarily due to the Brewery expansion associated with the Beer Business Acquisition. Purchase of business, net of cash acquired, for Nine Months 2014 consists of net cash paid for the Beer Business Acquisition.

Financing Activities

	Nine Months 2015	Nine Months 2014
(in millions)
Principal payments of long-term debt	$(565.3)	$(90.6)
Payment of delayed purchase price arrangement	(543.3)	—
Payments of financing costs of long-term debt	(13.3)	(82.2)
Proceeds from issuance of long-term debt	800.0	3,725.0
Excess tax benefits from stock-based payment awards	76.0	64.7
Net proceeds from notes payable	50.6	170.6
Proceeds from exercises of employee stock options	30.4	93.1
Other	(24.6)	(15.5)
Net cash (used in) provided by financing activities	$(189.5)	$3,865.1

For Nine Months 2015, principal payments of long-term debt primarily represent the repayment of the December 2007 Senior Notes.

For Nine Months 2015, payment of delayed purchase price arrangement represents the additional purchase price for the finalization of the Final EBITDA Amount.

For Nine Months 2015, proceeds from issuance of long-term debt consist of proceeds from the issuance of the November 2014 Senior Notes. These proceeds were used to redeem our December 2007 Senior Notes and for general corporate purposes. For Nine Months 2014, proceeds from issuance of long-term debt consist of proceeds of $2,175.0 million and $1,550.0 million from term loan borrowings under the 2013 Credit Agreement and the issuance of the May 2013 Senior Notes, respectively. These proceeds were used to fund a portion of the Beer Business Acquisition.

Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock in April 2012 (the “2013 Authorization”). As of November 30, 2014, we have $703.3 million remaining under the 2013 Authorization for future stock repurchases. There have been no repurchases for Nine Months 2015.

Debt

Total debt outstanding as of November 30, 2014, amounted to $7,318.8 million, an increase of $298.3 million from February 28, 2014. This increase was due largely to the issuance of the $800.0 million November 2014 Senior Notes primarily to fund the redemption of our $500.0 million December 2007 Senior Notes. The following outlines components of our debt and credit arrangements. For further information, refer to Note 10 of the Financial Statements.

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

The 2014 Credit Agreement provides for aggregate credit facilities of $3,712.3 million, consisting of the following:

	Amount	Maturity
(in millions)
U.S. Term A Facility (1)	$496.3	June 7, 2018
U.S. Term A-1 Facility (1)	245.0	June 7, 2019
U.S. Term A-2 Facility (1)	649.7	June 7, 2018
European Term A Facility (1)	481.3	June 7, 2018
European Term B-1 Facility (1)	990.0	June 7, 2020
Revolving Credit Facility (2)	850.0	June 7, 2018
	$3,712.3

(1)	Contractual interest rate varies based on our debt ratio and is a function of LIBOR plus a margin, or the base rate plus a margin.

(2)	Includes two sub-facilities for letters of credit of up to $200.0 million in the aggregate.

As of November 30, 2014, and December 31, 2014, information with respect to the Revolving Credit Facility under the 2014 Credit Agreement is as follows:

	Outstanding Borrowings	Interest Rate	Outstanding Letters of Credit	Remaining Availability
(in millions)
November 30, 2014	$—	—%	$14.1	$835.9

December 31, 2014	$230.0	1.9%	$14.1	$605.9

In April 2012, we transitioned our interest rate swap agreement to a one-month LIBOR base rate versus the then existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of our floating LIBOR rate debt. In addition, the then existing interest rate swap agreement was dedesignated as a hedge. We also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, we have fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. The unrealized losses in AOCI related to the dedesignated interest rate swap agreement are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is recorded in income. For both Nine Months 2015 and Nine Months 2014, we reclassified net losses of $6.2 million, net of income tax effect, from AOCI to interest expense, net. For Third Quarter 2015 and Third Quarter 2014, we reclassified net losses of $2.0 million and $2.1 million, net of income tax effect, respectively, from AOCI to interest expense, net.

Senior Notes

The following table presents information with respect to our Senior Notes outstanding as of November 30, 2014, and February 28, 2014:

	Date of				Outstanding Balance (2)
	Issuance	Maturity	Interest Payments	Principal	November 30, 2014	February 28, 2014
(in millions)
7.25% Senior Notes (1)	August 2006	September 2016	Mar/Sep	$700.0	$698.4	$697.8
7.25% Senior Notes (1)	May 2007	May 2017	May/Nov	$700.0	$700.0	$700.0
8.375% Senior Notes (1)	December 2007	December 2014	Jun/Dec	$500.0	$—	$499.5
6% Senior Notes (1)	April 2012	May 2022	May/Nov	$600.0	$600.0	$600.0
3.75% Senior Notes (1)	May 2013	May 2021	May/Nov	$500.0	$500.0	$500.0
4.25% Senior Notes (1)	May 2013	May 2023	May/Nov	$1,050.0	$1,050.0	$1,050.0
3.875% Senior Notes (1)	November 2014	November 2019	May/Nov	$400.0	$400.0	$—
4.75% Senior Notes (1)	November 2014	November 2024	May/Nov	$400.0	$400.0	$—

(1)
Redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points.

(2)	Amounts are net of unamortized discounts, where applicable.

Accounts Receivable Securitization Facilities

In October 2013, we entered into the CBI Facility, an amended and restated 364-day revolving trade accounts receivable securitization facility. Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to our wholly-owned bankruptcy remote single purpose subsidiary, the CBI SPV, which is consolidated by us for financial reporting purposes. On September 29, 2014, the Company and the CBI SPV amended the CBI Facility resulting in the extension of the CBI Facility for an additional 364-day term. The remaining provisions of the Amended CBI Facility are substantially identical in all material respects to the CBI Facility. The Amended CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas.

Also, in October 2013, Crown Imports entered into the Crown Facility, a 364-day revolving trade accounts receivable securitization facility. Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold to its wholly-owned bankruptcy remote single purpose subsidiary, the Crown SPV, which is consolidated by us for financial reporting purposes. On September 29, 2014, Crown Imports and the Crown SPV amended the Crown Facility resulting in the extension of the Crown Facility for an additional 364-day term. The remaining provisions of the Amended Crown Facility are substantially identical in all material respects to the Crown Facility. The Amended Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million to account for the seasonality of Crown Imports’ business.

As of November 30, 2014, information with respect to our accounts receivable securitization facilities is as follows:

	Aggregate Outstanding Borrowings	Weighted Average Interest Rate	Remaining Availability
(in millions)
Amended CBI Facility	$—	—%	$275.0
Amended Crown Facility	$—	—%	$110.0

Accounting Guidance Not Yet Adopted

We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 18 of the Financial Statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  the expected impact upon results of operations resulting from the consolidation of our U.S. distributor network, (iv)  timing and source of funds for operating activities, and (v)  the duration of the share repurchase implementation, and (II)  the statements regarding the expansions of our Brewery, glass sourcing strategy, glass plant integration and expansion, and integration of a glass joint venture, including anticipated costs and timeframes for completion are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount and timing of any share repurchases may vary due to market conditions, our cash and debt position, the impact of the Beer Business Acquisition, Brewery expansions, glass sourcing strategy, glass plant expansion, glass joint venture and other factors as determined by management from time to time, and (iii)  the timeframe and actual costs associated with the expansions of our Brewery, glass sourcing strategy, glass plant integration and expansion, and integration of a glass joint venture may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2014 Annual Report.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of November 30, 2014, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 79% of our balance sheet exposures and forecasted transactional exposures for the remainder of fiscal 2015 were hedged as of November 30, 2014.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2014, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, corn, aluminum and natural gas prices. Approximately 79% of our forecasted transactional exposures for the remainder of fiscal 2015 were hedged as of November 30, 2014.

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

	Absolute Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
(in millions)
Foreign currency contracts	$2,000.4	$1,202.5	$(5.0)	$1.4	$94.2	$(12.9)
Commodity swap contracts	$205.0	$36.7	$(22.4)	$0.9	$18.2	$(3.4)

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of November 30, 2014, and November 30, 2013, we had an outstanding cash flow designated interest rate swap agreement which fixed LIBOR interest rates (to minimize interest rate volatility) on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, we had offsetting undesignated interest rate swap agreements.

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

	Absolute Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
(in millions)
Fixed interest rate debt	$4,403.9	$4,102.4	$(4,636.7)	$(4,321.9)	$(218.6)	$(197.2)
Variable interest rate debt	$2,916.5	$3,035.2	$(2,702.4)	$(2,844.2)	$(95.4)	$(118.1)
Interest rate swap contracts	$1,500.0	$1,500.0	$(23.1)	$(34.7)	$(7.8)	$(13.1)

For additional discussion on our market risk, see Notes 5 and 6 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue the process of implementing our internal control over financial reporting structure over the Brewery Business we acquired in connection with the Beer Business Acquisition and expect that this effort will be completed in fiscal 2015.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, an action had been filed by private parties against the Company, Anheuser-Busch InBev SA/NV (“ABI”), and Modelo alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On June 4, 2013, the United States District Court for the Northern District of California denied plaintiffs’ Motion for a Temporary Restraining Order and the transaction between ABI and Modelo was consummated June 7, 2013. Plaintiffs’ Second Amended and Supplemental Complaint was filed June 25, 2013, and dismissed by the Court on September 13, 2013, and the district judge denied plaintiffs’ other procedural motions. Plaintiffs filed their Motion for Relief from Judgment Pursuant to Fed. R. Civ. P. 59(e) or 60(b), or in the alternative, Rule 60(d) on November 11, 2013 and the Motion was denied by the Court on January 24, 2014. Plaintiffs filed a Notice of Appeal on February 21, 2014. Plaintiffs, now Appellants, filed their opening brief on August 29, 2014, and the Company and ABI/Modelo filed their answering briefs on October 29, 2014. Appellants’ reply brief is due January 21, 2015. Management believes that this action is baseless and without merit and the Company intends to continue to defend itself vigorously against this claim.

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

CONSTELLATION BRANDS, INC.

Date:	January 8, 2015	By:	/s/ Christopher Stenzel
Christopher Stenzel, Senior Vice President, Treasurer and Controller

Date:	January 8, 2015	By:	/s/ Robert Ryder
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

4.1
Indenture, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference). #

4.2
Supplemental Indenture No. 1, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference). #

4.3
Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference). #

4.4
Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). #

4.5
Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014 (no longer outstanding), dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference). #

4.6
Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference). #

4.7
Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference). #

4.8
Supplemental Indenture No. 7, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and The Bank of New York Mellon Trust Company, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

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

4.20
Supplemental Indenture No. 6, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

4.21
Supplemental Indenture No. 7, with respect to 3.875% Senior Notes due 2019, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference).

4.22
Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference).

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

4.24
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

4.25
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

10.2
First Amendment, dated as of October 30, 2014, between CIH International S.à r.l., as successor by assignment to Crown Imports LLC, and Grupo Modelo, S.A.B. de C.V., to the Interim Supply Agreement, dated as of June 7, 2013, between Grupo Modelo, S.A.B. de C.V. and Crown Imports LLC (filed herewith). ++

10.3		First Amendment, dated as of December 16, 2014, to the Transition Services Agreement, dated as of June 7, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed herewith). ++

12.1		Statements re computation of ratios (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2014 and February 28, 2014, (ii) Consolidated Statements of Comprehensive Income for the nine months and three months ended November 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

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