Form 10-K
period 2015-02-28
CONSTELLATION BRANDS, INC.
filed 2015-04-28
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2015
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,090,012,424.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 22, 2015, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	171,373,750
Class B Common Stock, par value $.01 per share	23,370,208
Class 1 Common Stock, par value $.01 per share	None
DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 22, 2015 is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation (I)  the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  information concerning the future expected balance of supply and demand for wine, (iv)  the duration of the share repurchase implementation and source of funds for share repurchases, (v)  our effective tax rate, (vi)  the timing and source of funds for operating activities and (vii)  the amount and timing of future dividends, and (II)  the statements regarding the expansions of our Brewery, glass sourcing strategy, glass plant integration and expansion, and integration of the glass joint venture, including anticipated costs and timeframes for completion are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual grape harvest, actual shipments to distributors and actual consumer demand, (ii)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (iii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the Beer Business Acquisition and other factors as determined by management from time to time, (iv)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, and (v)  the timeframe and actual costs associated with the expansions of our Brewery, glass sourcing strategy, glass plant integration and expansion, and integration of the glass joint venture may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required regulatory approvals by the expected dates and on the expected terms and other factors as determined by management. Additional important factors that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. All references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes consistent with the Company’s method of classification. All references to “Fiscal 2015,” “Fiscal 2014” and “Fiscal 2013” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2016” refer to our fiscal year ending February 29, 2016. Unless otherwise defined herein, refer to the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for the definition of capitalized terms used herein.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2014 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Association for Canadian Distillers; Aztec; Beer Institute; Beer Marketers Insights; Beverage Information Group; Distilled Spirits Council of the United States; Euromonitor International; The Gomberg-Fredrikson Report; Impact Databank Review and Forecast; International Wine and Spirit Record; IRI; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

PART I

Item 1. Business.

Introduction

We are a leading international beverage alcohol company with many of our products recognized as leaders in their respective categories and geographic markets. We are the third-largest producer and marketer of beer for the U.S. market and the world’s leading premium wine company with a leading market position in the U.S. and Canada. Our wine portfolio is complemented by select premium spirits brands and other select beverage alcohol products. We are the largest multi-category supplier (beer, wine and spirits) (“Multi-category Supplier”) of beverage alcohol in the U.S. Our strong market positions make us a supplier of choice to many of our customers, who include wholesale distributors, retailers, on-premise locations and government alcohol beverage control agencies.

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. We have approximately 7,200 employees located primarily in the U.S., Canada and Mexico, with our corporate headquarters located in Victor, New York. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

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

To capitalize on these trends, become more competitive and grow our business, we have generally employed a strategy focused on a combination of organic growth and acquisitions, with an increasing focus on the higher-margin premium categories of the beverage alcohol industry. Key elements of our strategy include:

•	leveraging our existing portfolio of leading brands;

•	developing new products, new packaging and line extensions;

•	strengthening relationships with wholesalers and retailers;

•	expanding distribution of our product portfolio;

•	enhancing and expanding production capabilities;

•	realizing operating efficiencies and synergies; and

•	maximizing asset utilization.

We have complemented this strategy by divesting certain businesses, brands and assets as part of our efforts to increase the mix of premium brands, improve margins, create operating efficiencies and reduce debt. Further, we have acquired higher-margin premium wine growth brands, and we have completed the Beer Business Acquisition to solidify our position in the U.S. beer market over the long-term; diversify our profit base and enhance our margins, results of operations and cash flow; and provide new avenues for growth.

For further information on our strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K (“MD&A”).

Investments, Acquisitions and Divestitures

As part of our strategy to improve margins, enhance production capabilities and keep an increased focus on the higher-margin premium categories of the beverage alcohol industry, we have made the following investments, acquisitions and divestitures:

Name	Period
Glass production plant acquisition through joint venture with Owens-Illinois	December 2014
Casa Noble acquisition	September 2014
Beer Business Acquisition	June 2013
Mark West acquisition	July 2012
Ruffino acquisition	October 2011
CWAE Divestiture	January 2011

Glass Production Plant Acquisition

The formation of an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer, and the acquisition of a state-of-the-art glass production plant that is located adjacent to our Brewery in Nava, Mexico, has solidified our long-term glass sourcing strategy under favorable terms.

Casa Noble Acquisition

The acquisition of this fast-growing, higher-margin, super-premium tequila brand has complemented our Mexican beer portfolio and has further strengthened both our on and off-premise presence as tequila and Mexican beer share similar target consumers and drinking occasions. In addition, Casa Noble fits well into our existing wine and spirits distribution infrastructure.

Beer Business Acquisition

The acquisition of Modelo’s U.S. beer business included the remaining 50% interest in Crown Imports, which provides us with complete, independent control of our U.S. commercial beer business; a state-of-the-art Brewery in Mexico; and exclusive perpetual brand rights to import, market and sell Corona and the other Mexican Beer Brands in the U.S. market. The transaction solidified our position in the U.S. beer market for the long term and made us the third-largest brewer and seller of beer for the U.S. market. Combining this with our strong position in wine and spirits positions us as the largest Multi-category Supplier of beverage alcohol in the U.S.

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

For further information about our Fiscal 2015, Fiscal 2014 and Fiscal 2013 transactions, refer to (i)  MD&A and (ii)  Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K (“Notes to the Financial Statements”).

Business Segments

We report our operating results in three segments: (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. The business segments reflect how our operations are managed, how operating performance is evaluated by senior management and the structure of our internal financial reporting. We report net sales in two reportable segments, as follows:

	For the Year Ended February 28, 2015	% of Reportable Segment Net Sales	For the Year Ended February 28, 2014	% of Reportable Segment Net Sales	For the Year Ended February 28, 2013	% of Reportable Segment Net Sales
(in millions)
Beer	$3,188.6	52.9%	$2,835.6	49.9%	$2,588.1	48.1%
Wine and Spirits:
Wine	2,523.4	41.9%	2,554.2	44.9%	2,495.8	46.4%
Spirits	316.0	5.2%	291.3	5.1%	300.3	5.6%
Total Wine and Spirits	2,839.4	47.1%	2,845.5	50.1%	2,796.1	51.9%
Total Reportable Segments	6,028.0	100.0%	5,681.1	100.0%	5,384.2	100.0%
Consolidation and Eliminations	—		(813.4)		(2,588.1)
Consolidated Net Sales	$6,028.0		$4,867.7		$2,796.1

Beer

We have the exclusive right to import, market and sell these Mexican Beer Brands in all 50 states of the U.S.:

•	Corona Extra

•	Corona Light

•	Modelo Especial

•	Pacifico

•	Negra Modelo

•	Victoria

In the U.S., we have five of the top-selling 15 imported beer brands. Corona Extra is the best-selling imported beer and the fifth best-selling beer overall in the U.S.; Corona Light is the leading imported light beer; and Modelo Especial is the second-largest and one of the fastest-growing major imported beer brands. During Fiscal 2014, we introduced Modelo Especial Chelada, a blend of Modelo Especial with flavors of tomato, salt and lime, to further capitalize on the strength of this growing brand. Additionally, we are continuing efforts focused on increasing sales penetration of products in can and draft package formats.

The current capacity of our Brewery is 10 million hectoliters. We intend to expand the Brewery’s capacity by 15 million hectoliters to 25 million hectoliters of capacity. The first 10 million hectoliters of Brewery expansion is targeted to be completed in June 2016. The remaining 5 million hectoliters is expected to be completed by the end of calendar 2017. Total spend related to Brewery capacity expansion activities is estimated to be in the range of $1.45 to $1.65 billion. We invested approximately $125 million for the Brewery expansion for Fiscal 2014 and approximately $550 million for Fiscal 2015.

Prior to the Beer Business Acquisition, we and Modelo, indirectly, each had an equal interest in Crown Imports, which had the exclusive right to import, market and sell the Mexican Beer Brands.

Wine and Spirits

We are the world’s leading producer and marketer of premium wine. We sell a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine – and we have a leading market position in the U.S. and Canada. Our portfolio of super-premium and fine wines is supported by vineyard holdings in the U.S., Canada, New Zealand and Italy. Our top premium spirits brands have leading positions in their respective categories.

Our wine produced in the U.S. is primarily marketed domestically and in Canada. Wine produced in Canada is primarily marketed domestically. Wine produced in New Zealand and Italy is primarily marketed in the U.S. and Canada. In addition, we export our wine products to other major world markets.

In our spirits business, SVEDKA Vodka is imported from Sweden and is the second-largest imported vodka brand in the U.S. Black Velvet Canadian Whisky is the second-largest Canadian whisky brand in the U.S.

In the U.S., we sell 16 of the top-selling 100 table wine brands and are a leading premium wine company. Some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), include:

Wine Brands			Spirits Brands
Arbor Mist	Inniskillin	Rex Goliath	Black Velvet Canadian Whisky
Black Box	Kim Crawford	Robert Mondavi	SVEDKA Vodka
Blackstone	Mark West	Ruffino
Clos du Bois	Mount Veeder	Simi
Estancia	Nobilo	Toasted Head
Franciscan Estate	Ravenswood	Wild Horse

We dedicate a large share of sales and marketing resources to these brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and have strong positions in their respective price segments, mostly within the $5 to $20 price range at U.S. retail. Within the Focus Brands, we have been increasing brand building support behind certain key brands which we believe collectively provide the best opportunity for growth and operating margin enhancement for our wine and spirits business. These brands include Robert Mondavi, SVEDKA, Black Box, Rex Goliath, Clos du Bois, Ruffino, Estancia, Kim Crawford and Mark West.

We have been increasing resources in support of product innovation as we believe this is one of the key drivers of overall beverage alcohol category growth. In wine, we have introduced varietal line extensions behind many of our focus brands and newer brands like The Dreaming Tree, Primal Roots, Milestone, Thorny Rose and Rosatello. In spirits, we have been introducing flavor extensions for SVEDKA, Black Velvet and Paul Masson Brandy.

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

Beer	Anheuser-Busch InBev, MillerCoors, Heineken, Boston Beer

Wine
U.S.	E&J Gallo Winery, The Wine Group, Trinchero, Treasury Wine Estates, Ste. Michelle Wine Estates, Deutsch Family Wine & Spirits, Jackson Family Wines
Canada	Andrew Peller, Treasury Wine Estates, E&J Gallo Winery, Pernod Ricard, Kruger Wines and Spirits

Spirits	Diageo, Beam Suntory, Brown-Forman, Sazerac, Pernod Ricard

Production

Approximately 50% of our Mexican Beer Brands requirements are currently produced by our Brewery, which is located in Nava, Coahuila, Mexico. This location is approximately 10 miles from the Texas border. The current capacity of the Brewery is 10 million hectoliters. To meet our beer supply requirements above the current Brewery capacity, we entered into a three-year interim supply agreement with Anheuser-Busch InBev SA/NV (“ABI”) in June 2013. This agreement also provides for up to two one-year extensions. However, the United States, acting through the Antitrust Division of the United States Department of Justice (“DOJ”), has a right of approval, in its sole discretion, of any extension of the term of this interim supply agreement beyond three years. We intend to expand the Brewery’s capacity to 25 million hectoliters. The initial Brewery expansion from 10 to 20 million hectoliters is targeted to be completed in June 2016 and is anticipated to meet our supply requirements at the end of that time period which coincides with the end of our interim supply agreement with ABI. The subsequent Brewery expansion from 20 to 25 million hectoliters is targeted to be complete by the end of calendar year 2017.

In the U.S., we operate 19 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. We also operate eight wineries in Canada, four wineries in New Zealand and five wineries in Italy. Grapes are crushed at most of our wineries and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Wine inventories are usually at their highest levels in September through November in the U.S., Canada and Italy, and in March through May in New Zealand.

Our Canadian whisky requirements are produced and aged at our Canadian distillery in Lethbridge, Alberta. Our requirements for grains and bulk spirits used in the production of Canadian whisky are purchased from various suppliers.

Sources and Availability of Production Materials

The principal components in the production of our Mexican Beer Brands at our Brewery include water; agricultural products, such as malt, hops and corn starch; and packaging materials, which include glass, aluminum and cardboard. Packaging materials represent the largest cost component of production, with glass bottles representing the largest cost component of our packaging materials. In Fiscal 2015, the package format mix of our beer volume sold in the U.S. was 76% glass bottles, 22% aluminum cans and 2% in stainless steel kegs.

The Brewery receives allotments of water originating from a mountain aquifer. We believe we have adequate access to water allotments to support the Brewery’s on-going requirements and future requirements after completing the Brewery expansion. In connection with the Beer Business Acquisition, we entered into a transition services agreement with ABI for the supply of materials needed to produce and package beer for varying periods up to 36 months from the date of the acquisition. Investments and efforts to establish stand-alone procurement systems and independent supply arrangements for the beer business operations are progressing or have occurred. We believe that ABI will have adequate sources of the materials noted above to meet our sales expectations.

As part of our efforts to solidify our beer glass sourcing strategy over the long-term, we formed an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer. The joint venture acquired a state-of-the-art glass production plant that is located adjacent to our Brewery in Nava, Mexico, in December 2014. The glass plant currently has one operational glass furnace and the joint venture intends to scale it to four furnaces over the next four years. When fully operational with four furnaces, the glass plant is expected to supply more than 50% of our beer glass requirements. We also entered into long-term glass supply agreements with other glass producers during fiscal 2015.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).

Most of our annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S., Canada and Italy, and begins in February and runs through May in New Zealand. We receive grapes from approximately 980 independent growers in the U.S. and approximately 240 independent growers located primarily in Canada and New Zealand. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is generally based on then-current market prices.

As of February 28, 2015, we owned or leased approximately 20,800 acres of land and vineyards, either fully bearing or under development, primarily in the U.S., Canada, New Zealand and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of certain of our higher-end wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

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

Employees

As of the end of March 2015, we had approximately 7,200 employees. Approximately 3,400 employees were in the U.S. and approximately 3,800 employees were outside of the U.S., primarily in Canada and Mexico. We may employ additional workers during the grape crushing seasons. We consider our employee relations generally to be good.

Executive Officers of the Company

Information with respect to our current executive officers is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	64	Chairman of the Board
Robert Sands	56	President and Chief Executive Officer
William F. Hackett	63	Executive Vice President and President, Beer Division
F. Paul Hetterich	52	Executive Vice President, Corporate Development & Beer Operations
Thomas M. Kane	54	Executive Vice President and Chief Human Resources Officer
Thomas J. Mullin	63	Executive Vice President and General Counsel
William A. Newlands	56	Executive Vice President and Chief Growth Officer
Robert Ryder	55	Executive Vice President and Chief Financial Officer
John A. (Jay) Wright	56	Executive Vice President and President, Wine & Spirits Division

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

F. Paul Hetterich has been the Company’s Executive Vice President, Corporate Development & Beer Operations since January 2015 and from June 2011 until January 2015 served as Executive Vice President, Business Development and Corporate Strategy. From July 2009 until June 2011, he served as Executive Vice President, Business Development, Corporate Strategy and International. From June 2003 until July 2009, he served as Executive Vice President, Business Development and Corporate Strategy. From April 2001 to June 2003, Mr. Hetterich served as the Company’s Senior Vice President, Corporate Development. Prior to that, Mr. Hetterich held several increasingly senior positions in the Company’s marketing and business development groups. Mr. Hetterich has been with the Company since 1986.

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

William A. Newlands joined the Company in January 2015 as Executive Vice President and Chief Growth Officer. Mr. Newlands served from October 2011 until August 2014 as Senior Vice President and President, North America of Beam Inc., as Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011, and as Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010. Beam Inc., a producer and seller of branded distilled spirits products, merged with a subsidiary of Suntory Holding Limited, a Japanese company, in 2014. Prior to October 2011, Beam Global Spirits & Wine, Inc. was the spirits operating segment of Fortune Brands, Inc., which was a leading consumer products company that made and sold branded consumer products worldwide in the distilled spirits, home and security, and golf markets.

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

We have adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to our chief executive officer, our principal financial officer and our controller, and is available on our Internet site. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Securities Exchange Act of 1934, Item 406 of Regulation S-K.

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

Global operations, currency rate fluctuations, interest rate fluctuations and geopolitical uncertainty

Our products are produced and sold in numerous countries throughout the world. As a result of the Beer Business Acquisition, we also have operations in Mexico.

Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and results of operations, include:

•	changes in local political, economic, social and labor conditions;

•	potential disruption from socio-economic violence, including terrorism and drug-related violence;

•	restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;

•	changes in laws, governmental regulations and policies in many countries outside the U.S.;

•	import and export requirements;

•	currency exchange rate fluctuations;

•	a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues;

•	laws regarding the enforcement of contract and intellectual property rights;

•	inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act; and

•	other challenges caused by distance, language and cultural differences.

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

Competition

We are in a highly competitive industry and the dollar amount and unit volume of our sales could be negatively affected by numerous factors including:

•	our inability to maintain or increase prices;

•	new entrants in our market or categories;

•	a general decline in beverage alcohol consumption; or

•	the decision of wholesalers or consumers to purchase a competitor’s product instead of ours.

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

Supply of Mexican Beer Brands

In order to fulfill our current and projected Mexican Beer Brands product requirements, we are currently dependent on our Brewery which is a single facility located in Nava, Coahuila, Mexico, and an interim supply agreement for our supply of Mexican Beer Brands through calendar year 2016. Although we are assessing options for additional capacity requirements and sources of supply after our Brewery expansions are completed, our Brewery may become our sole source of supply for our Mexican Beer Brands. The Brewery currently has the capacity to fill approximately half of our current projected product requirements. We are in the process of expanding the Brewery's capacity over a three-year period. The first phase, which is intended to make us self-sufficient, is targeted to be complete in calendar year 2016. The second phase to support further growth in the business is targeted for completion in calendar year 2017. In 2013, we entered into an interim supply agreement for a supply of additional Mexican Beer Brands products for an initial period of three years. This agreement also provides for up to two one-year extensions. However, the United States, acting though the DOJ, will have a right of approval, in its sole discretion, of any extension of the term of this interim supply agreement beyond three years. There can be no assurance that any requested extension would be granted.

Our Brewery Supply is also dependent upon an adequate supply of glass bottles. We recently formed the Mexican glass plant joint venture which acquired the glass plant adjacent to our Brewery. The Mexican glass plant joint venture plans to expand production of the glass plant facility within the next four years in order to increase bottle output to support increased production at our Brewery.

We may not be able to satisfy all of our product supply requirements for the Mexican Beer Brands in the event of a significant partial destruction or the total destruction of the Brewery or our interim supplier’s breweries. Also, if the contemplated expansion of our Brewery is not completed within three years after consummation of the Beer Business Acquisition, the Brewery may not be able to produce sufficient Mexican Beer Brands to satisfy our needs. Under such circumstances, we may be unable to obtain Mexican Beer Brands at a reasonable price from another source, if at all. A significant disruption at the Brewery or at our supplier’s breweries, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more or may take a significant time to start production, any of which could negatively affect our business and financial performance. Similarly, although we have additional sources of supply of glass bottles, a significant partial destruction or the total destruction of the joint venture’s Mexican glass plant or the failure of the joint venture to complete the glass plant expansion could impair our ability to bottle and ship our Mexican beer products to market. Additionally, our general insurance policies may not cover certain types of catastrophes that might affect our supply of the Mexican Beer Brands. A major uninsured catastrophe could result in significant unrecoverable losses.

Supply of quality water, agricultural and other raw materials, certain raw materials and packaging materials purchased under short-term supply contracts, limited group of suppliers of glass bottles

The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of the Brewery, our wineries and our distillery, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields.

We have substantial wine operations in the state of California, which has endured an extended period of drought and has recently instituted restrictions on water usage. While we have undertaken a number of water saving initiatives and we currently believe we have sufficient water available for our California vineyards and wineries, continued or more severe drought conditions in California could have an adverse effect upon those operations, which effect could become more significant depending upon actual future drought conditions. Our Brewery and the glass plant receive water originating from a mountain aquifer. Although we anticipate the Brewery and the glass plant will receive water adequate to support their on-going requirements, including as a result of the anticipated expansions, there is no guarantee that the water available to them or their water requirements will not change materially in the future.

If water available to our operations or the operations of our suppliers becomes scarcer or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our business and financial performance. Even if quality water is widely available, including to the Brewery, our wineries, our distillery and our vineyards, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of our production facilities and vineyards. Any of these factors could have a material and adverse effect on our financial condition and results of operations.

The Brewery, the glass plant, our wineries and our distillery also use a large volume of agricultural and other raw materials to produce their products. As to the Brewery, these include corn starch, malt, hops and water; the glass plant uses large amounts of soda ash and silica sand; the wineries use large amounts of grapes and water; and the distillery uses large amounts of grain and water. The Brewery, our wineries and our distillery all use large amounts of various packaging materials, including glass, aluminum, cardboard and other paper products. Our production facilities, including the glass plant, also use a significant amount of energy in their operations, including electricity, natural gas and diesel fuel. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply and price of raw materials, packaging materials and energy can be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices), droughts and other weather conditions, economic factors affecting growth decisions, inflation, plant diseases and theft. To the extent any of the foregoing factors, including supply of goods and energy, affect the prices of ingredients or packaging or we do not effectively or completely hedge changes in commodity price risks,or are unable to recoup costs through increases in the price of our finished products, our financial condition and results of operations could be materially and adversely impacted.

Glass bottle costs are one of our largest components of cost of product sold. We have various suppliers of glass bottles for our Mexican Beer Brands. In the U.S. and Canada, glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our U.S. operations and a portion of our glass container requirements for our Canadian operations, with the remaining portion of our glass container requirements for our Canadian operations supplied by another producer. The inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our business.

Catastrophic loss to wineries, production facilities or distribution systems

Throughout the years, we have consolidated several of our winery and production facility operations. Three of our largest wineries are the Woodbridge Winery in Acampo, CA, the Mission Bell Winery in Madera, CA, and the Canandaigua Winery in Canandaigua, NY. These three facilities produce approximately 37.0 million cases (or approximately 58.2%) of our global wine and spirits product annually. Additionally, many of our vineyards and production and distribution facilities, such as our California wineries and our Lodi Distribution Center in Lodi, CA, are located in areas which are prone to seismic activity. If any of these vineyards and facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, since we have consolidated certain of our operations and various production and distribution facilities, we are more likely to experience an interruption of our operations in the event of a catastrophic event in any one location, such as through acts of war or terrorism, fires, floods, earthquakes, hurricanes or other natural or man-made disasters. Although we carry insurance for property damage and business interruption, certain catastrophes are not covered by our insurance policies as we believe this to be a prudent financial decision. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain insurance. If our insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at greater risk that we may experience an adverse impact to our financial results. We take steps to minimize the damage that would be caused by a catastrophic event, but there is no certainty that our efforts would prove successful. If one or more significant uninsured events occur, we could suffer a major financial loss.

Expansion issues and operational disruptions

We are currently expanding our Brewery and our joint venture with Owens-Illinois is expanding the glass plant. While these multi-million dollar expansion activities are progressing with no unanticipated issues, there is always the potential risk of completion delays and cost overruns. Our supply of Mexican Beer Brands would be negatively impacted if a serious delay in these expansion activities were to occur, leading to a negative impact upon our results of operation and financial condition.

Many of our production facilities, such as our Brewery, wineries and distillery, and the Mexican glass plant held by the joint venture with Owens-Illinois are asset intensive. Our profitability could be affected by operational disruption of any of our production or bottling lines or the glass furnace. In such event we may experience an adverse effect to our business operations and profitability due to higher maintenance charges, unexpected capital spending or product supply constraints.

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

We cannot assure you that we will realize the expected benefits of acquisitions or joint ventures, such as revenue, earnings or operating efficiency, and we may not effectively assimilate the business or product offerings of acquired companies into our business successfully or within the anticipated costs or timeframes. Complications with on-going integration of any acquisition or joint venture, including our Beer Business Acquisition or the acquisition of a Mexican glass plant by our joint venture with Owens-Illinois, could result from the following circumstances, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating, migrating or changing manufacturing, logistics, information, communications, financial, internal control and other systems;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in the acquired businesses and assets and our business;

•	unanticipated issues, expenses and liabilities;

•	failure to realize fully anticipated costs savings, growth opportunities and other potential synergies; and

•	unfamiliarity with operating new locations.

The integration of the Beer Business Acquisition can be further impacted by the following circumstances:

•	failure to expand the Brewery under the timeline imposed by the DOJ pursuant to the final judgment;

•	Brewery operations will be dependent upon the operational experience of employees who are relatively new to our organization; and

•	our ability to secure or expand Brewery capacity beyond the initial Brewery expansion and the incremental Brewery expansion in order to support future growth of our beer business.

Our joint venture with Owens-Illinois to operate a glass plant adjacent to our Brewery is fully consolidated into our financial results and the entire output of that facility will be utilized to support our beer business and the production at our Brewery. The integration of the Mexican glass plant acquisition can be further impacted by the following circumstances:

•	we share control of the joint venture with Owen-Illinois and while Owens-Illinois has deep experience running glass plants, we are not experienced in that particular business;

•	glass plant operations will be dependent upon the operational experience of employees who are relatively new to our organization; and

•	the ability of the joint venture to expand the glass plant capacity as planned in order to support the future growth of our beer business.

If these events were to occur with respect to any of our acquisitions, including our Beer Business Acquisition or the Mexican glass plant joint venture’s acquisition of the glass plant, our business, financial condition and results of operations may be negatively impacted.

We may provide various indemnifications in connection with the sale of assets or portions of our business. Additionally, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.

We have entered into joint ventures such as our Mexican glass plant joint venture with Owens-Illinois and we may enter into additional joint ventures for other purposes and with other parties. We share control of our joint ventures. We have also acquired or retained ownership interests in companies which we do not control. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us, among other matters, to pay certain costs, to make capital investments, to fulfill alone our joint venture partners’ obligations, or to purchase other parties’ interests. Even though we share control of our Mexican glass plant joint venture, the financial results of that joint venture are consolidated into our financial results. Our failure to adequately manage the risks associated with any acquisition, or the failure of an entity in which we have an equity or membership interest, could adversely affect our financial condition or our valuation of these types of investments.

We cannot assure you that any of our acquisitions, investments or joint ventures will be profitable or that forecasts regarding acquisition, divestiture, joint venture or investment activities will be accurate.

Indebtedness

In recent years, we have incurred substantial indebtedness to finance our acquisitions, repurchase shares of our common stock and fund the Beer Business Acquisition. In the future, we may continue to incur substantial additional indebtedness to finance acquisitions, repurchase shares of our stock and fund other general corporate purposes, including our Brewery expansions and expansion of the glass plant held through the Mexican glass plant joint venture. We cannot assure you that our business will generate sufficient cash flow from operations to meet all of our debt service requirements, to pay dividends and to fund our general corporate and capital requirements.

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

•
our funds available for operations, expansions, dividends or other distributions may be reduced because we dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

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

Potential decline in the consumption of products we sell

We rely on consumers’ demand for our products. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies, and changes in leisure, dining and beverage consumption patterns. Our continued success will require us to anticipate and respond effectively to shifts in consumer behavior and drinking tastes. If consumer preferences were to move away from our premium brands, including our Mexican Beer Brands, in any of our major markets, our financial results might be adversely affected.

While over the past several years there have been modest increases in consumption of beverage alcohol in most of our product categories and geographic markets, there have been periods in the past in which there were sequential declines in the overall per capita consumption of certain beverage alcohol product categories in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	a general decline in economic or geopolitical conditions;

•	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•
a general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans and stricter laws relating to driving while under the influence of alcohol;

•	consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

•	the increased activity of anti-alcohol groups;

•	increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

•	increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax;

•	inflation; and

•	wars, pandemics, weather and natural or man-made disasters.

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

In connection with the Beer Business Acquisition, we currently have the right to receive various services pursuant to our transition services agreement with ABI. These currently include certain limited services which are available for the time periods as set forth in the transition services agreement, which include certain general administrative services currently provided at our Brewery, including provision of certain historical data, and certain raw material supplies such as glass, malt, hops and yeast.

Similarly, in connection with the Mexican glass plant acquisition, the glass plant joint venture currently receives various services pursuant to a transition services agreement with ABI. These currently include certain general administrative services currently provided at the Mexican glass plant which are available for the time periods as set forth in the transition services agreement, including information technology (IT Service), finance and regulatory compliance, and certain services related to human resources.

The failure of ABI (or any third party that ABI is permitted to outsource to) to perform as expected or as required by our contract or the glass plant joint venture’s contract could result in significant disruptions and costs to our operations, and could also materially affect our business, financial condition, operating results and cash flow, and could impair our ability to make required filings with various reporting agencies on a timely or accurate basis.

Various diseases, pests and certain weather conditions

Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of grapes, hops and other agricultural raw materials available, decreasing the supply of our products and negatively impacting profitability. We cannot guarantee that our grape suppliers or our suppliers of other agricultural raw materials will succeed in preventing contamination in existing vineyards or fields or that we will succeed in preventing contamination in our existing vineyards or future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. Growing agricultural raw materials also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, which could lead to a shortage of our product supply.

Climate change, or legal, regulatory or market measures to address climate change

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events, such as the current drought in California and recent prolonged cold winter in New York, and climate change may negatively affect agricultural productivity in the regions from which we presently source our various agricultural raw materials. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.

Control by the Sands Family

Our Class B Common Stock is principally held by members of the Sands family, either directly or through entities controlled by members of the Sands family. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class 1 Common Stock generally do not have voting rights. The stock ownership of the Sands family and entities controlled by members of the Sands family represents a majority of the combined voting power of all classes of our common stock as of April 22, 2015, voting as a single class. As a result, the Sands family has the power to elect a majority of our directors and approve actions requiring the approval of the stockholders of the Company voting as a single class.

Import and excise duties or other taxes or government regulation

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

Damage to our reputation

Maintaining a good reputation is critical to selling our branded products. Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials or product components obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. Although we maintain standards for the materials and product components we receive from our suppliers, and we also audit our suppliers’ compliance with our standards, it is possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements. If any of our products becomes unsafe or unfit for consumption, is misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments in social media, or our responses relating to:

•	a perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities;

•	a perceived failure to address concerns relating to the quality, safety or integrity of our products;

•	our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or

•	effects that are perceived as insufficient to promote the responsible use of alcohol.

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

Contamination

The success of our brands depends upon the positive image that consumers have of those brands. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Contaminants in raw materials, packaging materials or product components purchased from third parties and used in the production of our beer, wine or spirits products or defects in the fermentation or distillation process could lead to low beverage quality as well as illness among, or injury to, consumers of our products and may result in reduced sales of the affected brand or all of our brands.

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

Cost of energy or environmental regulatory compliance

We have experienced increases in energy costs in the past, and energy costs could rise in the future, which would result in higher transportation, freight and other operating costs. We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses, and the cost of capital improvements to our operating facilities in order to meet environmental regulatory requirements. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. We cannot guarantee that we will be able to pass along increased energy costs or increased costs associated with environmental regulatory compliance to our customers through increased prices.

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

Benefit cost increases and labor relations

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

We believe our subsidiaries have good working relations with their employees. However, if their employees were to engage in a strike or other work stoppage, they could experience an operational disruption and/or experience higher on-going labor costs which may have a material adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We operate a brewery, wineries, a distilling plant and bottling plants, many of which include warehousing and distribution facilities on the premises, and through a joint venture, we operate a glass production plant. In addition to our properties described below, certain of our businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.

Our corporate headquarters are located in leased offices in Victor, New York. Our segments also maintain leased office spaces in other locations in the U.S. and internationally.

We believe that our facilities, taken as a whole, are in good condition and working order and have adequate capacity to meet our needs for the foreseeable future, although we do possess certain underutilized assets. As of February 28, 2015, our properties include the following:

	Owned	Leased
Beer
Brewery
Mexico	1

Glass production plant (1)
Mexico	1

Warehouse and distribution facilities
U.S.		17
Mexico	1
Total warehouse and distribution facilities	1	17
Total Beer	3	17

	Owned	Leased
Wine and Spirits
Wineries
U.S.
California	15	2
New York	1
Washington	1
Canada
British Columbia	3	1
Ontario	3
Quebec	1
New Zealand	3	1
Italy		5
Total wineries	27	9

Distillery
Canada	1

Warehouse, distribution and other production facilities
U.S.		4
Canada	2	1
Italy	1	8
Total warehouse, distribution and other production facilities	3	13
Total Wine and Spirits	31	22

(1)	The glass production plant in Nava, Coahuila, Mexico is owned and operated by an equally-owned joint venture with Owens-Illinois and is located adjacent to our Brewery.

Within our Wine and Spirits segment, as of February 28, 2015, we owned, leased or had interests in approximately 13,200 acres of vineyards in California (U.S.), 5,000 acres of vineyards in New Zealand, 1,700 acres of vineyards in Canada and 900 acres of vineyards in Italy.

As of February 28, 2015, our principal facilities, all of which are owned, consist of:

•	the Brewery in Nava, Coahuila, Mexico;

•	the glass production plant in Nava, Coahuila, Mexico;

•	two wineries in California: the Woodbridge Winery in Acampo and the Mission Bell winery in Madera;

•	the Canandaigua winery in Canandaigua, New York; and

•	the distillery in Lethbridge, Alberta, Canada.

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

As previously reported in the Company’s Form 10-K for the fiscal year ended February 28, 2014, the United States District Court for the District of Columbia (“District Court”) signed the Stipulation and Order filed by the DOJ, permitting the Company and Anheuser-Busch InBev SA/NV (“ABI”) to consummate the Beer Business Acquisition. After expiration of the 60-day public comment period as required under the Antitrust Procedures and Penalties Act, the DOJ moved the District Court for entry of the Final Judgment. The Final Judgment was signed on October 21, 2013, and entered into the District Court’s docket on October 24, 2013, without modification to the terms included in the Proposed Final Judgment. The Company is operating in accordance with the requirements of the Final Judgment.

As previously reported in the Company’s Form 10-K for the fiscal year ended February 28, 2014 and the Company’s Form 10-Q for the fiscal quarters ended May 31, 2014, August 31, 2014, and November 30, 2014, an action had been filed by private parties against the Company, ABI, and Modelo alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On June 4, 2013, the United States District Court for the Northern District of California denied plaintiffs’ Motion for a Temporary Restraining Order and the transaction between ABI and Modelo was consummated on June 7, 2013. Plaintiffs’ Second Amended and Supplemental Complaint was filed June 25, 2013, and dismissed by the Court on September 13, 2013, and the district judge denied plaintiffs’ other procedural motions. Plaintiffs filed their Motion for Relief from Judgment Pursuant to Fed. R. Civ. P. 59(e) or 60(b), or in the alternative, Rule 60(d) on November 11, 2013 and the Motion was denied by the Court on January 24, 2014. Plaintiffs filed a Notice of Appeal on February 21, 2014. Plaintiffs, now Appellants, filed their opening brief on August 29, 2014, and the Company and ABI/Modelo filed their answering briefs on October 29, 2014. Appellants’ reply brief was filed January 21, 2015. Appellants have requested oral argument before the Ninth Circuit. Management believes that this action is baseless and without merit and the Company intends to continue to defend itself vigorously against this claim.

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

CLASS A COMMON STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2014
High	$54.64	$56.00	$71.18	$82.84
Low	$42.42	$49.09	$54.22	$68.17
Fiscal 2015
High	$85.91	$94.77	$96.60	$116.29
Low	$76.26	$82.03	$80.70	$89.34

CLASS B COMMON STOCK

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2014
High	$54.01	$55.49	$71.07	$82.32
Low	$42.89	$49.69	$54.76	$68.38
Fiscal 2015
High	$85.70	$94.02	$96.37	$115.60
Low	$76.65	$82.12	$80.89	$90.20

At April 22, 2015, the number of holders of record of our Class A Common Stock and Class B Common Stock were 640 and 120, respectively. There were no holders of record of our Class 1 Common Stock at April 22, 2015.

We have not paid any cash dividends on our common stock since our initial public offering in 1973 as we have retained all of our earnings to finance the development and expansion of our business. However, on April 8, 2015, our Board of Directors approved the initiation of a dividend program under which we intend to pay a regular quarterly cash dividend to stockholders of our common stock and declared an initial quarterly cash dividend of $0.31 per share of Class A Common Stock, $0.28 per share of Class B Convertible Common Stock and $0.28 per share of Class 1 Common Stock payable on May 22, 2015, to stockholders of record of each class on May 8, 2015.

We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K. In addition, the terms of our 2014 Credit Agreement may restrict the payment of cash dividends on our common stock under certain circumstances. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on our common stock.

Item 6. Selected Financial Data.

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013	February 29, 2012	February 28, 2011
(in millions, except per share data)
Sales	$6,672.1	$5,411.0	$3,171.4	$2,979.1	$4,096.7
Less – excise taxes	(644.1)	(543.3)	(375.3)	(324.8)	(764.7)
Net sales	6,028.0	4,867.7	2,796.1	2,654.3	3,332.0
Cost of product sold	(3,449.4)	(2,876.0)	(1,687.8)	(1,592.2)	(2,141.9)
Gross profit	2,578.6	1,991.7	1,108.3	1,062.1	1,190.1
Selling, general and administrative expenses	(1,078.4)	(895.1)	(585.4)	(537.5)	(664.0)
Impairment of goodwill and intangible assets (1)	—	(300.9)	—	(38.1)	(23.6)
Gain on remeasurement to fair value of equity method investment (2)	—	1,642.0	—	—	—
Operating income	1,500.2	2,437.7	522.9	486.5	502.5
Equity in earnings of equity method investees	21.5	87.8	233.1	228.5	243.8
Interest expense	(337.7)	(323.2)	(227.1)	(181.0)	(195.3)
Loss on write-off of financing costs	(4.4)	—	(12.5)	—	—
Income before income taxes	1,179.6	2,202.3	516.4	534.0	551.0
(Provision for) benefit from income taxes	(343.4)	(259.2)	(128.6)	(89.0)	8.5
Net income	836.2	1,943.1	387.8	445.0	559.5
Net loss attributable to noncontrolling interests	3.1	—	—	—	—
Net income attributable to CBI	$839.3	$1,943.1	$387.8	$445.0	$559.5

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$4.40	$10.45	$2.15	$2.20	$2.68
Basic – Class B Convertible Common Stock	$4.00	$9.50	$1.96	$2.00	$2.44
Diluted – Class A Common Stock	$4.17	$9.83	$2.04	$2.13	$2.62
Diluted – Class B Convertible Common Stock	$3.83	$9.04	$1.87	$1.96	$2.40

Total assets	$15,144.5	$14,302.1	$7,638.1	$7,109.9	$7,167.6

Long-term debt, including current maturities	$7,295.6	$6,963.3	$3,305.4	$2,751.6	$3,152.6

(1)
For a detailed discussion of impairment of goodwill and intangible assets for the year ended February 28, 2014, refer to Note 7 of the Notes to the Financial Statements. For the years ended February 29, 2012, and February 28, 2011, impairment of goodwill and intangible assets represent impairment losses recorded for certain trademarks associated with our Wine and Spirits segment.

(2)	For a detailed discussion of the gain on remeasurement to fair value of equity method investment for the year ended February 28, 2014, refer to Note 2 of the Notes to the Financial Statements.

For the years ended February 28, 2015, and February 28, 2014, see MD&A and the consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K (the “Financial Statements”).

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

Product Recall

In August 2014, we announced a voluntary product recall of select packages in the U.S. and Guam containing 12-ounce clear glass bottles of our Corona Extra beer that may contain small particles of glass (the “Product Recall”). The Product Recall was a precautionary step after routine inspections in our quality control laboratory detected defects in certain bottles that could cause small particles of glass to break off and fall into the bottle. The potentially affected bottles came from a glass plant run by a third party manufacturer that supplies us with bottles. The third-party manufacturer contractually agreed to reimburse us for all costs associated with the Product Recall; accordingly, our results of operations for Fiscal 2015 do not reflect any costs associated with the Product Recall.

Strategy

Our business strategy in the Beer segment includes the following:  (i)  continued focus on growing our premium Mexican beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands; (ii)  completion of the required Brewery expansion in Mexico from 10 million hectoliters production capacity to 20 million hectoliters production capacity by December 31, 2016, with a goal to complete the expansion in June 2016; (iii)  incremental expansion of the Brewery from 20 million hectoliters production capacity to 25 million hectoliters production capacity by December 31, 2017, to meet future demand expectations; and (iv)  continued focus on the sourcing of key production inputs, including agricultural, glass and other raw materials and energy, in order to provide flexibility, enable growth and improve profitability. See “Acquisitions” below for additional discussion.

Our business strategy in the Wine and Spirits segment is centered on continued focus on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, we continue to focus on growing premium product categories. We have consolidated our U.S. distribution network in markets where it was feasible, which currently represents about 70% of our branded wine and spirits volume in the U.S., in order to obtain dedicated selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers. In addition, we dedicate a large share of our sales and marketing resources to our U.S. Focus Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and have strong positions in their respective price segments.

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

We remain committed to our long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth, reduce borrowings and, as recently announced, pay quarterly cash dividends.

Acquisitions

Glass Production Plant

In December 2014, we completed the formation of an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer, and the acquisition of a state-of-the-art glass production plant that is located adjacent to our Brewery in Nava, Mexico. The joint venture owns and operates the glass production plant which provides bottles exclusively for our Brewery. The glass production plant currently has one operational glass furnace and plans are in place to expand it to four furnaces over the next four years. When fully operational with four furnaces, this facility is expected to supply more than 50% of our glass requirements for the Beer segment. We have determined that we are the primary beneficiary of this VIE and accordingly, the results of operations of the joint venture are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition. In addition, we also purchased a high-density warehouse, land and rail infrastructure at the same site.

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

In connection with the Beer Business Acquisition, we are required to build out and expand the Brewery from 10 million hectoliters to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates the supplier to provide us with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements as well as a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The Beer Business Acquisition has positioned us as the third-largest producer and marketer of beer for the U.S. market and the largest Multi-category Supplier of beverage alcohol in the U.S.

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

Mark West

In July 2012, we acquired Mark West which primarily included the acquisition of the Mark West trademark, related inventories and certain grape supply contracts (“Mark West”). The results of operations of Mark West are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

For additional information on these acquisitions, refer to Note 2 of the Notes to the Financial Statements.

Results of Operations

Financial Highlights

Financial Highlights for Fiscal 2015:

•
Our Beer Business Acquisition continued to drive significant improvements within our results of operations, financial position and cash flows, including the continued realization of operating efficiencies and the strengthening of relationships with wholesalers and distributors.

•	Our net sales increased 24% primarily due to the Beer Business Acquisition and organic beer growth driven largely by strong consumer demand within the Mexican beer portfolio.

•
Operating income decreased significantly primarily due to the unfavorable overlap of the prior year nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports, partially offset by the favorable overlap of the prior year impairment of nondeductible goodwill and intangible assets and the benefit from the Beer Business Acquisition.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI also decreased significantly primarily due to the items discussed above combined with lower equity in earnings (Crown Imports).

References to organic throughout the following discussion exclude the impact of beer acquired in the Beer Business Acquisition on a consolidated basis and branded wine acquired in the acquisition of Mark West on a consolidated and segment basis, as appropriate. Prior to the Beer Business Acquisition, the results of operations of the Beer segment were eliminated in consolidation as our preexisting 50% equity interest in Crown Imports was accounted for under the equity method of accounting.

Unusual Items

Management excludes items that affect comparability from its evaluation of the results of each operating segment as these Unusual Items are not reflective of continuing operations of the segments. Segment operating performance and segment management compensation are evaluated based upon continuing segment operating income (loss). As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

As more fully described herein and in the related Notes to the Financial Statements, the Unusual Items that impacted comparability in our results for each period are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(32.7)	$1.5	$—
Amortization of favorable interim supply agreement	(28.4)	(6.0)	—
Settlements of undesignated commodity derivative contracts	4.4	(0.5)	—
Flow through of inventory step-up	—	(11.0)	(7.8)
Other losses	(2.8)	—	—
Total cost of product sold	(59.5)	(16.0)	(7.8)

Selling, general and administrative expenses
Transaction, integration and other acquisition-related costs	(30.5)	(51.5)	(27.7)
Other gains (losses)	7.2	(4.2)	1.7
Total selling, general and administrative expenses	(23.3)	(55.7)	(26.0)

Impairment of goodwill and intangible assets	—	(300.9)	—

Gain on remeasurement to fair value of equity method investment	—	1,642.0	—

Equity in losses of equity method investees	—	(0.1)	(1.0)

Loss on write-off of financing costs	(4.4)	—	(12.5)
Unusual Items	$(87.2)	$1,269.3	$(47.3)

Cost of Product Sold

Undesignated Commodity Derivative Contracts

Net gain (loss) on undesignated commodity derivative contracts represents a net gain (loss) from the changes in fair value of undesignated commodity derivative contracts, primarily driven by our diesel fuel derivative contracts. The net gain (loss) is reported outside of segment operating results until such time that the underlying exposure is recognized in the segment operating results. Upon settlement, the net gain (loss) from the changes in fair value of the undesignated commodity derivative contracts is reported in the appropriate operating segment, allowing our operating segment results to reflect the economic effects of the commodity derivative contracts without the resulting unrealized mark to fair value volatility.

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

Inventory Step-Up

In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventory on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired company prior to acquisition. Flow through of inventory step-up was primarily associated with the Beer Business Acquisition (Fiscal 2014) and the Mark West acquisition (Fiscal 2014 and Fiscal 2013).

Other Losses

Other losses represent a loss on certain assets in connection with an earthquake in Napa, California.

Selling, General and Administrative Expenses

Transaction, Integration and Other Acquisition-Related Costs

Transaction, integration and other acquisition-related costs were primarily associated with the Beer Business Acquisition.

Other Gains (Losses)

Other gains (losses) consist primarily of a gain from an adjustment to a certain guarantee originally recorded in connection with a prior divestiture (Fiscal 2015 and Fiscal 2013), a net gain on the sale of and the write-down of certain property, plant and equipment (Fiscal 2015), a prior period correction of previously unrecognized deferred compensation costs that were associated with certain employment agreements (Fiscal 2014), and restructuring and related charges and credits associated with previously announced restructuring plans (Fiscal 2014 and Fiscal 2013).

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

Loss on Write-off of Financing Costs

We recorded a loss on write-off of financing costs in connection with the Amendment to the May 2014 Credit Agreement.

Fiscal 2015 Compared to Fiscal 2014

Net Sales

	Fiscal 2015	Fiscal 2014	% Increase (Decrease)
(in millions)
Beer	$3,188.6	$2,835.6	12%
Wine and Spirits:
Wine	2,523.4	2,554.2	(1%)
Spirits	316.0	291.3	8%
Total Wine and Spirits	2,839.4	2,845.5	—%
Total reportable segments	6,028.0	5,681.1	6%
Consolidation and eliminations	—	(813.4)	100%
Consolidated net sales	$6,028.0	$4,867.7	24%

Net sales increased $1,160.3 million primarily due to $941.1 million of net sales of products acquired in the Beer Business Acquisition, combined with organic volume growth within our Mexican beer portfolio.

Beer

	Fiscal 2015	Fiscal 2014	% Increase
(in millions, branded product, 24 pack, 12 ounce case equivalents)
Net sales	$3,188.6	$2,835.6	12.4%

Shipment volume	201.4	182.4	10.4%

Depletion volume (1)			8.3%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third party data.

Net sales for Beer increased $353.0 million primarily due to volume growth within our Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, combined with a favorable impact from pricing in select markets. In addition, Fiscal 2015 net sales were favorably impacted by increased shipment volumes in connection with a return of wholesaler inventories in the U.S. to more historic levels.

Wine and Spirits

	Fiscal 2015	Fiscal 2014	% (Decrease) Increase
(in millions, branded product, 9 liter case equivalents)
Net sales	$2,839.4	$2,845.5	(0.2%)

Shipment volume
Total	66.0	66.8	(1.2%)
U.S. Domestic	50.5	51.3	(1.6%)
U.S. Domestic focus brands	35.2	35.9	(1.9%)

Depletion volume (1)
U.S. Domestic			(0.1%)
U.S. Domestic focus brands			0.3%

Net Sales for Wine and Spirits decreased $6.1 million primarily due to (i)  lower branded wine volume (predominantly in the U.S. due largely to a planned reduction in inventory levels by one of our exclusive distributors), (ii)  an unfavorable year-over-year foreign currency translation impact, (iii)  lower nonbranded net sales and (iv)  higher branded wine promotional spend; partially offset by (i)  favorable product mix shift predominantly within the U.S. branded wine and spirits portfolio, (ii)  the recognition of contractually required payments from the U.S. distributor equal to the approximate profit lost on the reduced sales associated with the inventory reduction, (iii)  the recognition of certain contractually required distributor performance payments and (iv)  branded spirits volume growth.

Gross Profit

	Fiscal 2015	Fiscal 2014	% Increase
(in millions)
Beer	$1,465.8	$1,132.1	29%
Wine and Spirits	1,172.3	1,117.1	5%
Total reportable segments	2,638.1	2,249.2	17%
Unusual Items	(59.5)	(16.0)	NM
Consolidation and eliminations	—	(241.5)	100%
Consolidated gross profit	$2,578.6	$1,991.7	29%

NM = Not meaningful

Gross profit increased $586.9 million primarily due to $443.5 million of gross profit from the Beer Business Acquisition and organic beer growth (driven largely by the organic volume growth and the favorable impact from pricing in select markets).

Beer increased $333.7 million primarily due to incremental gross profit from the Brewery Purchase, the volume growth and the favorable impact from pricing in select markets.

Wine and Spirits increased $55.2 million primarily due to (i)  the favorable product mix shift for the branded wine and spirits portfolio, (ii)  lower cost of product sold and (iii)  the distributor performance payments; partially offset by (i)  the higher promotional spend, (ii)  lower branded wine volume and (iii)  an unfavorable year-over-year foreign currency translation impact.

Gross profit as a percent of net sales increased to 42.8% for Fiscal 2015 compared to 40.9% for Fiscal 2014 primarily due to the items discussed above, partially offset by the increase in Unusual Items.

Selling, General and Administrative Expenses

	Fiscal 2015	Fiscal 2014	% Increase
(in millions)
Beer	$448.0	$359.2	25%
Wine and Spirits	498.0	479.3	4%
Corporate Operations and Other	109.1	99.8	9%
Total reportable segments	1,055.1	938.3	12%
Unusual Items	23.3	55.7	58%
Consolidation and eliminations	—	(98.9)	100%
Consolidated selling, general and administrative expenses	$1,078.4	$895.1	20%

Selling, general and administrative expenses increased $183.3 million primarily due to $134.2 million from the Beer Business Acquisition and an increase in organic beer selling, general and administrative expenses.

Beer increased $88.8 million primarily due to increases in general and administrative expenses of $44.5 million and advertising expenses of $44.1 million. The increase in general and administrative expenses is predominantly driven by higher compensation and benefit costs and higher information technology costs supporting the growth of the Mexican beer portfolio, combined with an overlap of prior year foreign currency transaction gains with current year foreign currency transaction losses. The increase in advertising expenses is due largely to investment behind our Mexican beer portfolio.

Wine and Spirits increased $18.7 million primarily due to increases in general and administrative expenses of $11.0 million and advertising expenses of $8.4 million. The increase in general and administrative expenses is predominantly attributable to higher compensation and benefit costs and higher consulting expenses supporting the

Wine and Spirits’ branded portfolio. The increase in advertising expenses is due largely to a planned investment behind our branded wine and spirits portfolio.

Corporate Operations and Other increased $9.3 million due to higher general and administrative expenses primarily attributable to the growth of our business.

Selling, general and administrative expenses as a percent of net sales decreased to 17.9% for Fiscal 2015 as compared to 18.4% for Fiscal 2014 primarily due to the Beer Business Acquisition and the associated lower fixed overhead and the decrease in Unusual Items, partially offset by the increase in organic beer selling, general and administrative expenses.

Operating Income

	Fiscal 2015	Fiscal 2014	% Increase (Decrease)
(in millions)
Beer	$1,017.8	$772.9	32%
Wine and Spirits	674.3	637.8	6%
Corporate Operations and Other	(109.1)	(99.8)	(9%)
Total reportable segments	1,583.0	1,310.9	21%
Unusual Items	(82.8)	1,269.4	(107%)
Consolidation and eliminations	—	(142.6)	100%
Consolidated operating income	$1,500.2	$2,437.7	(38%)

Operating income decreased $937.5 million primarily due to the significant decrease in Unusual Items, partially offset by growth in our reportable segments as a result of the factors discussed above.

Equity in Earnings of Equity Method Investees

Equity in earnings of equity method investees decreased to $21.5 million for Fiscal 2015 from $87.8 million for Fiscal 2014, a decrease of $66.3 million, or (76%). This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense

Interest expense increased to $337.7 million for Fiscal 2015 from $323.2 million for Fiscal 2014, an increase of $14.5 million, or 4%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings, both primarily due to the issuance of the May 2013 Senior Notes and borrowings under our senior credit facility in connection with the financing for the Beer Business Acquisition.

Provision for Income Taxes

Our effective tax rate for Fiscal 2015 and Fiscal 2014 was 29.1% and 11.8%, respectively. Our effective tax rate for Fiscal 2015 benefited primarily from the Beer segment as well as additional foreign tax credits. Our effective tax rate for Fiscal 2014 was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports of $1,642.0 million, partially offset by the write-off of nondeductible goodwill of $278.7 million.

For additional information, refer to Note 13 of the Notes to the Financial Statements.

We continue to expect our effective tax rate for each of the next two fiscal years to be in the range of 30% to 32% primarily attributable to the impact of the Beer segment. Our tax rate includes taxes that may be payable if undistributed earnings of foreign subsidiaries are repatriated to the U.S. We are currently assessing whether certain earnings may be permanently reinvested.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI decreased to $839.3 million for Fiscal 2015 from $1,943.1 million for Fiscal 2014, a decrease of $1,103.8 million, or (57%).

Fiscal 2014 Compared to Fiscal 2013

Net Sales

	Fiscal 2014	Fiscal 2013	% Increase (Decrease)
(in millions)
Beer	$2,835.6	$2,588.1	10%
Wine and Spirits:
Wine	2,554.2	2,495.8	2%
Spirits	291.3	300.3	(3%)
Total Wine and Spirits	2,845.5	2,796.1	2%
Total reportable segments	5,681.1	5,384.2	6%
Consolidation and eliminations	(813.4)	(2,588.1)	69%
Consolidated net sales	$4,867.7	$2,796.1	74%

Net sales increased $2,071.6 million primarily due to $2,022.2 million of net sales of products acquired in the Beer Business Acquisition.

Beer

	Fiscal 2014	Fiscal 2013	% Increase
(in millions, branded product, 24 pack, 12 ounce case equivalents)
Net sales	$2,835.6	$2,588.1	9.6%

Shipment volume	182.4	170.6	6.9%

Depletion volume (1)			7.6%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third party data.

Net sales for Beer increased $247.5 million primarily due to volume growth within the Mexican beer portfolio which benefited from continued consumer demand and increased advertising spend, combined with a favorable impact from pricing in select markets.

Wine and Spirits

	Fiscal 2014	Fiscal 2013	% Increase
(in millions, branded product, 9 liter case equivalents)
Net sales	$2,845.5	$2,796.1	1.8%

Shipment volume
Total	66.8	64.2	4.0%
Organic	66.5	64.2	3.6%

U.S. Domestic	51.3	49.3	4.1%
Organic U.S. Domestic	51.0	49.3	3.4%

U.S. Domestic focus brands	35.9	34.0	5.6%
Organic U.S. Domestic focus brands	35.6	34.0	4.7%

Depletion volume (1)
U.S. Domestic			3.5%
U.S. Domestic focus brands			5.6%

Net sales for Wine and Spirits increased $49.4 million primarily due to an increase in wine net sales of $58.4 million. This increase resulted primarily from organic branded wine volume growth (predominantly in the U.S.) and $18.6 million of net sales of branded wine acquired in the acquisition of Mark West, partially offset by higher promotional expense, unfavorable product mix (predominantly within the organic U.S. branded wine portfolio) and an unfavorable year-over-year foreign currency translation impact. Spirits net sales decreased $9.0 million primarily due to lower bulk spirits net sales and higher promotional expense.

Gross Profit

	Fiscal 2014	Fiscal 2013	% Increase (Decrease)
(in millions)
Beer	$1,132.1	$755.4	50%
Wine and Spirits	1,117.1	1,116.1	—%
Total reportable segments	2,249.2	1,871.5	20%
Unusual Items	(16.0)	(7.8)	(105%)
Consolidation and eliminations	(241.5)	(755.4)	68%
Consolidated gross profit	$1,991.7	$1,108.3	80%

Gross profit increased $883.4 million primarily due to gross profit from the Beer Business Acquisition of $890.6 million, partially offset by an increase in Unusual Items of $8.2 million.

Beer increased $376.7 million primarily due to incremental gross profit from the Brewery Purchase, the favorable impact from pricing in select markets and the volume growth.

Wine and Spirits increased $1.0 million primarily due to the organic branded wine volume growth, partially offset by the higher promotional expense and higher branded wine product costs.

Gross profit as a percent of net sales increased to 40.9% for Fiscal 2014 compared to 39.6% for Fiscal 2013 primarily due to the benefit from the Beer Business Acquisition, partially offset by the higher wine and spirits’ promotional expense and the increase in Unusual Items.

Selling, General and Administrative Expenses

	Fiscal 2014	Fiscal 2013	% Increase
(in millions)
Beer	$359.2	$307.4	17%
Wine and Spirits	479.3	465.9	3%
Corporate Operations and Other	99.8	93.5	7%
Total reportable segments	938.3	866.8	8%
Unusual Items	55.7	26.0	114%
Consolidation and eliminations	(98.9)	(307.4)	68%
Consolidated selling, general and administrative expenses	$895.1	$585.4	53%

Selling, general and administrative expenses increased $309.7 million primarily due to $260.3 million of selling, general and administrative expenses from the Beer Business Acquisition, combined with increases in (i)  Unusual Items of $29.7 million, (ii)  Wine and Spirits of $13.4 million and (iii)  Corporate Operations and Other of $6.3 million.

Beer increased $51.8 million due to increases in general and administrative expenses, advertising expenses and selling expenses. The increase in general and administrative expenses is primarily attributable to higher allocated information technology expense for Beer (which was offset by a decrease in allocated information technology expense for Wine and Spirits) and higher compensation and benefit costs associated largely with higher annual management incentive expense. Information technology expense is allocated to each of our segments to reflect utilization of central support services and costs associated with our information technology systems. The reallocation of information technology expense resulted from the Beer Business Acquisition and the associated consolidation of Beer’s results of operations. The increase in advertising expenses is due largely to planned investment behind the Mexican beer portfolio. The increase in selling expenses is due largely to increased headcount to support Beer’s growth.

Wine and Spirits increased $13.4 million due to an increase in selling expenses of $15.4 million and advertising expenses of $4.4 million, partially offset by a decrease in general and administrative expenses of $6.4 million. The increase in selling and advertising expenses is driven largely by a planned increase in spend behind the segment’s branded wine and spirits portfolio. The decrease in general and administrative expenses is primarily attributable to the lower allocated information technology expense discussed above, partially offset by a number of smaller increases in certain general and administrative expenses supporting the Wine and Spirits’ branded portfolio.

Corporate Operations and Other increased $6.3 million due to higher general and administrative expenses primarily attributable to increased compensation and benefit costs associated largely with higher annual management incentive expense.

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

Operating income increased $1,914.8 million primarily due to the significant increase in Unusual Items combined with the factors discussed above.

Equity in Earnings of Equity Method Investees

Our equity in earnings of equity method investees decreased to $87.8 million for Fiscal 2014 from $233.1 million for Fiscal 2013, a decrease of $145.3 million, or 62%. This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

Interest Expense

Interest expense increased to $323.2 million for Fiscal 2014 from $227.1 million for Fiscal 2013, an increase of $96.1 million, or 42%. The increase was driven largely by higher average borrowings, partially offset by a lower weighted average interest rate on outstanding borrowings, both due primarily to the issuance of the May 2013 Senior Notes and borrowings under the 2013 Credit Agreement.

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

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $1,943.1 million for Fiscal 2014 from $387.8 million for Fiscal 2013, an increase of $1,555.3 million.

Financial Liquidity and Capital Resources

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, initiate a quarterly cash dividend program, and from time-to-time, make strategic acquisitions that we believe will enhance stockholder value and repurchase shares of our common stock. Our primary source of liquidity has historically been cash flow from operating activities, except during annual grape harvests when we have relied on short-term borrowings. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. However, we expect our reliance on short-term borrowings to fund our annual grape harvests to be reduced given the historical cash flow from operating activities from the Beer segment. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. We will continue to use our short-term borrowings, including our accounts receivable securitization facilities (see additional discussion below under “Accounts Receivable Securitization Facilities”), to support our working capital requirements.

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments and anticipated capital expenditure requirements for both our short-term and long-term capital needs, including our Brewery and glass production plant expansions as previously discussed in the Acquisitions section above.

Cash Flows

	Fiscal 2015	Fiscal 2014	Fiscal 2013
(in millions)
Net cash provided by operating activities	$1,081.0	$826.2	$556.3
Net cash used in investing activities	(1,015.9)	(4,863.8)	(206.8)
Net cash provided by (used in) financing activities	(16.4)	3,777.0	(98.7)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(7.0)	(5.1)
Net increase (decrease) in cash and cash equivalents	$46.2	$(267.6)	$245.7

Operating Activities

Net cash provided by operating activities increased $254.8 million for Fiscal 2015. This increase resulted primarily from an increase in cash provided by Beer due largely to the timing of the prior year Beer Business Acquisition combined with the strong growth in the Mexican beer portfolio for Fiscal 2015, partially offset by an increase in beer inventory levels to support the growth of the Mexican beer portfolio.

Net cash provided by operating activities increased $269.9 million for Fiscal 2014. This increase resulted primarily from incremental cash from the Beer Business Acquisition, partially offset by lower Wine and Spirits (due largely to timing of trade accounts payable payments) and lower Corporate Operations and Other (predominantly attributable to higher interest expense payments associated with higher average borrowings for Fiscal 2014).

Investing Activities

Net cash used in investing activities decreased $3,847.9 million for Fiscal 2015. This decrease resulted primarily from the Beer Business Acquisition for Fiscal 2014, partially offset by increased purchases of property, plant and equipment for Fiscal 2015 primarily in connection with the Beer Business Acquisition and the associated Brewery expansion projects.

Net cash used in investing activities increased $4,657.0 million for Fiscal 2014. This increase resulted primarily from the Beer Business Acquisition for Fiscal 2014, combined with increased purchases of property, plant and equipment for Fiscal 2014 primarily in connection with the Beer Business Acquisition and the initial Brewery expansion project.

Financing Activities

Net cash used in financing activities increased $3,793.4 million for Fiscal 2015, primarily from the following:

•
Fiscal 2015 proceeds from issuance of long-term debt of $905.0 million primarily from the issuance of the November 2014 Senior Notes (used primarily to redeem our December 2007 Senior Notes) compared to Fiscal 2014 proceeds from issuance of long-term debt of $3,725.0 million from term loan borrowings under the 2013 Credit Agreement and the issuance of the May 2013 Senior Notes (used to fund a portion of the Beer Business Acquisition);

•	Fiscal 2015 principal payments of long-term debt for the repayment of the December 2007 Senior Notes of $500.0 million; and

•
Fiscal 2015 payment of delayed purchase price arrangement of $543.3 million for the additional purchase price for the finalization of the Final EBITDA Amount in connection with the Beer Business Acquisition; partially offset by

•	Fiscal 2015 proceeds from noncontrolling interests of $115.0 million in connection with the formation of an equally-owned joint venture for which we are the primary beneficiary.

Net cash provided by financing activities increased $3,875.7 million for Fiscal 2014, primarily from the following:

•
Fiscal 2014 proceeds from issuance of long-term debt of $3,725.0 million from term loan borrowings under the 2013 Credit Agreement and the issuance of the May 2013 Senior Notes (used to fund a portion of the Beer Business Acquisition) compared to Fiscal 2013 proceeds from issuance of long-term debt of $2,050.0 million from the April 2012 Senior Notes, the August 2012 Senior Notes and proceeds from term loan borrowings under our then existing senior credit facility. A portion of the proceeds from the April 2012 Senior Notes and the term loan borrowings were used to repay the outstanding obligations under our then existing senior credit facility. Proceeds from the August 2012 Senior Notes were intended to be used to fund a portion of the Beer Business Acquisition; however, due to differences between the terms of the initial June 2012 purchase agreement and an amended February 2013 purchase agreement, we determined that the conditions for the release of the previously escrowed proceeds could not be satisfied and we redeemed the August 2012 Senior Notes in February 2013;

•
Fiscal 2014 principal payments of long-term debt of $96.4 million compared to Fiscal 2013 principal payments of long-term debt of $1.5 billion primarily for the repayment of outstanding obligations under our then existing senior credit facility and the redemption of the August 2012 Senior Notes;

•
No share repurchases in Fiscal 2014 compared to Fiscal 2013 share repurchases of $383.0 million under our 2013 Authorization and 2012 Authorization (as further discussed below under “Share Repurchase Programs”); and

•	Fiscal 2014 net proceeds from notes payable of $57.3 million compared to Fiscal 2013 net repayments of notes payable of $372.6 million.

Debt

Total debt outstanding as of February 28, 2015, amounted to $7,348.0 million, an increase of $327.5 million from February 28, 2014. This increase was due largely to the issuance of the $800.0 million November 2014 Senior Notes primarily to fund the redemption of our $500.0 million December 2007 Senior Notes.

The majority of our outstanding borrowings as of February 28, 2015, consisted of fixed-rate senior unsecured notes, with maturities ranging from 2016 to 2024, and variable-rate senior secured term loan facilities under our 2014 Credit Agreement, with maturities ranging from 2018 to 2020.

We had the following borrowing capacity available under our Revolving Credit Facility and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	February 28, 2015	April 22, 2015
(in millions)
Revolving Credit Facility	$835.6	$600.7
CBI Facility	$275.0	$270.0
Crown Facility	$100.0	$130.0

The financial institutions participating in our 2014 Credit Agreement and our accounts receivable securitization facilities have complied with prior funding requests and we believe the financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.

As of February 28, 2015, we also have additional credit arrangements totaling $483.4 million, with $207.3 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations.

We have entered into interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior secured term loan facilities. In April 2012, we transitioned our then existing interest rate swap agreement to a one-month LIBOR base rate versus the existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of our floating LIBOR rate debt. In addition, our existing interest rate swap agreement was dedesignated as a hedge. We also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, we have fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016.

We and our subsidiaries are subject to covenants that are contained in the 2014 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio of 2.5x and a maximum net debt coverage ratio of 5.5x, both as defined in the 2014 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of February 28, 2015, we were in compliance with all of our covenants under both our 2014 Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of the Notes to the Financial Statements.

Common Stock Dividends

On April 8, 2015, our Board of Directors declared an initial quarterly cash dividend of $0.31 per share of Class A Common Stock, $0.28 per share of Class B Convertible Common Stock and $0.28 per share of Class 1 Common Stock payable on May 22, 2015, to stockholders of record of each class on May 8, 2015. We expect to return approximately $240 million to stockholders in Fiscal 2016 through cash dividends.

We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Share Repurchase Programs

Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A Common Stock and Class B Convertible Common Stock in April 2011 (the “2012 Authorization”) and the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock in April 2012 (the “2013 Authorization”). Shares repurchased under both authorizations have become treasury shares.

Shares repurchased are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased	Average Price Per Share
(in millions, except share and per share data)
2012 Authorization	$500.0	$500.0	25,204,747	$19.84
2013 Authorization	$1,000.0	$296.7	14,023,985	$21.15

Share repurchases under the 2013 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations, proceeds from borrowings under the accounts receivable securitization facilities or proceeds from revolver borrowings under our senior credit facility. Any repurchased shares will become treasury shares.

For additional information, refer to Note 15 of the Notes to the Financial Statements.

Contractual Obligations and Commitments

The following table sets forth information about our long-term contractual obligations outstanding at February 28, 2015. It brings together data for easy reference from our balance sheet and Notes to the Financial Statements. For a detailed discussion of the items noted in the following table, refer to Notes 11, 12, 13 and 14 of the Notes to the Financial Statements.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Notes payable to banks	$52.4	$52.4	$—	$—	$—
Long-term debt (excluding unamortized discount)	7,297.0	158.1	1,790.9	1,862.4	3,485.6
Interest payments on long-term debt (1)	1,458.5	253.4	529.8	326.3	349.0
Operating leases	392.5	48.4	79.4	62.6	202.1
Other long-term liabilities (2)	262.6	148.1	37.0	23.6	53.9
Purchase obligations (3)	7,507.8	2,402.7	2,381.1	1,368.4	1,355.6
Total contractual obligations	$16,970.8	$3,063.1	$4,818.2	$3,643.3	$5,446.2

(1)
Interest rates on long-term debt obligations range from 1.9% to 7.3% as of February 28, 2015. Interest payments on long-term debt obligations include amounts associated with our outstanding interest rate swap agreements to fix LIBOR interest rates on $500.0 million of our floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 0.7% of our total long-term debt, as amounts are not material.

(2)
Other long-term liabilities include $10.1 million associated with expected payments for unrecognized tax benefit liabilities as of February 28, 2015, $2.4 million of which is expected to be paid in the less than one year period. The payments are reflected in the period in which we believe they will ultimately be settled based on our experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $75.4 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 13 of the Notes to the Financial Statements.

(3)
Total purchase obligations consist primarily of $5,377.3 million for contracts to purchase certain raw materials and supplies over the next thirteen fiscal years, $1,463.7 million for contracts to purchase equipment and services over the next three fiscal years and $469.0 million for contracts to purchase beer finished goods over the next ten months. For a detailed discussion of our purchase obligations, refer to Note 14 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Expenditures

During Fiscal 2015, we incurred $719.4 million for capital expenditures, including $587.3 million for the Beer segment primarily for the Brewery expansions. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. We plan to spend from $1.05 billion to $1.15 billion for capital expenditures for Fiscal 2016, including from $950 million to $1.05 billion for the Beer segment associated primarily with the Brewery and glass plant expansions. The remaining amounts consist of improvements of existing operating facilities and replacements of existing equipment and/or buildings. In total, over the next three fiscal year periods, we expect to spend between $1.2 billion to $1.55 billion for capital expenditures associated with the Brewery and glass plant expansions. Upon completion, the total spend for the Brewery and glass plant expansions from fiscal 2014 through fiscal 2018 is estimated to be from $1.9 billion to $2.3 billion.

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

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 1 of our Notes to the Financial Statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business. Our critical accounting estimates include:

•
Goodwill and other intangible assets. We account for goodwill and other intangible assets by classifying intangible assets into three categories: (i)  intangible assets with definite lives subject to amortization, (ii)  intangible assets with indefinite lives not subject to amortization and (iii)  goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment might exist. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount or to proceed directly to performing the two-step impairment test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, a second step is performed to determine the amount of the goodwill impairment we should record. In the second step, an implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill is compared to the carrying value of goodwill. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. Our reporting units include the Beer segment and U.S., Canada, New Zealand and Italy for the Wine and Spirits segment. In estimating the fair value of the reporting units, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on our financial statements.

In the fourth quarter of fiscal 2015, we performed our annual goodwill impairment analysis. No indication of impairment was noted for any of our reporting units, as the estimated fair value of each of our reporting units with goodwill exceeded their carrying value. Based on this analysis, of all of our reporting units, the reporting unit with the lowest amount of estimated fair value in excess of its carrying value was the Wine and Spirits’ U.S. reporting unit by approximately 18%. In the second quarter of fiscal 2014, we recorded an impairment loss of $278.7 million, in connection with the Wine and Spirits’ Canadian reporting unit. In Fiscal 2013, as a result of our annual goodwill impairment analysis, we concluded that there were no indications of impairment for any of our reporting units.

The most significant assumptions used in the discounted cash flows calculation to determine the estimated fair value of our reporting units in connection with impairment testing are: (i)  the discount rate, (ii)  the expected long-term growth rate and (iii)  the annual cash flow projections. As of January 1, 2015, if we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in our impairment testing of goodwill, then the changes individually would not have resulted in the carrying value of the respective reporting unit’s net assets, including its goodwill, exceeding its estimated fair value, which would indicate the potential for impairment and the requirement to measure the amount of impairment, if any.

Our other intangible assets consist primarily of customer relationships and trademarks obtained through business acquisitions. Customer relationships are amortized over their estimated useful lives. The useful lives of existing trademarks that were determined to be indefinite are not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Our trademarks are evaluated for impairment by comparing the carrying value of the trademarks to their estimated fair value. The estimated fair value of trademarks is calculated based on an income approach using the relief from royalty method. The estimate of fair value is then compared to the carrying value of each trademark. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recorded by us to reduce the carrying value of the trademark to its estimated fair value. In estimating the fair value of the trademarks, management must make assumptions and projections regarding future cash flows based upon future revenues and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on our financial statements.

In the fourth quarter of fiscal 2015, we performed our annual review of indefinite lived intangible assets for impairment. No indication of impairment was noted for any of our indefinite lived intangible assets as a result of our review. In the second quarter of fiscal 2014, we recorded an impairment loss of $22.2 million, in connection with certain trademarks associated with the Wine and Spirits’ Canadian business. No indication of impairment was noted for any of our indefinite lived intangible assets for Fiscal 2013.

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with impairment testing are:  (i)  the estimated royalty rate, (ii)  the discount rate, (iii)  the expected long-term growth rate and (iv)  the annual revenue projections. As of January 1, 2015, if we used a royalty rate that was 50 basis points lower or used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual revenue projections that were 100 basis points lower in our impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any unit of accounting’s carrying value exceeding its estimated fair value, except for the trademarks associated with the Wine and Spirits’ Canadian business. If we used a royalty rate that was reduced by an additional 50 basis points, then we would have recorded an impairment loss for the Wine and Spirits’ Canadian trademarks of approximately $3.6 million. No impairment loss would have been recorded for the Wine and Spirits’ Canadian trademarks if we used a discount rate that was 50 basis points higher, an expected long term growth rate that was 50 basis points lower, or annual revenue projections that were 100 basis points lower.

•
Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that have been offered previously. If assumptions included in our estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which could have a material adverse impact on our financial statements.

•
Accounting for income taxes. We estimate our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of items of income and expense and tax planning strategies. We are subject to income taxes in Canada, Luxembourg, Mexico, New Zealand, the U.S. and other jurisdictions. We recognize our deferred tax assets and liabilities based upon the expected future tax outcome of amounts recognized in our results of operations. If necessary, we record a valuation allowance on deferred tax assets if the realization of the asset appears doubtful. We believe that all tax positions are fully supported; however, we record tax liabilities in accordance with the FASB’s guidance for income tax accounting. We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. In addition, changes in existing tax laws or rates could significantly change our current estimate of our tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Changes in current estimates, if significant, could have a material adverse impact on our financial statements.

Accounting Guidance Not Yet Adopted

Accounting guidance adopted on March 1, 2014, did not have a material impact on our consolidated financial statements. For information on Accounting Guidance Not Yet Adopted, refer to Note 22 in our Notes to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating, acquisition and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices and interest rates. To manage the volatility relating to these risks, periodically, we purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap agreements and interest rate swap agreements. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not enter into derivative instruments for trading or speculative purposes.

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 28, 2015, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 55% of our balance sheet exposures and forecasted transactional exposures for the year ending February 29, 2016, were hedged as of February 28, 2015.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 28, 2015, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, corn, aluminum and natural gas prices. Approximately 63% of our forecasted transactional exposures for commodities for the year ending February 29, 2016, were hedged as of February 28, 2015.

We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates and commodity prices reflecting the impact of a hypothetical 10% adverse change in the applicable market. The volatility of the applicable rates and prices is dependent on many factors which cannot be forecasted with reliable accuracy. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments. The aggregate notional value, estimated fair value and sensitivity analysis for our open foreign currency and commodity derivative instruments are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
(in millions)
Foreign currency contracts	$2,003.3	$1,280.4	$(24.4)	$14.1	$45.8	$(68.5)
Commodity derivative contracts	$190.8	$88.0	$(26.7)	$1.0	$16.2	$(8.8)

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 28, 2015, and February 28, 2014, we had an outstanding cash flow designated interest rate swap agreement which fixed LIBOR interest rates (to minimize interest rate volatility) on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, we had offsetting undesignated interest rate swap agreements.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy. The aggregate notional value, estimated fair value and sensitivity analysis for our outstanding fixed and variable interest rate debt, including current maturities, and open interest rate derivative instruments are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
(in millions)
Fixed interest rate debt	$4,400.2	$4,101.2	$(4,733.5)	$(4,380.0)	$(223.6)	$(197.9)
Variable interest rate debt	$2,949.2	$2,922.0	$(2,697.5)	$(2,818.0)	$(92.4)	$(116.7)
Interest rate swap contracts	$1,500.0	$1,500.0	$(19.7)	$(28.5)	$(6.5)	$(11.7)

For additional discussion on our market risk, refer to Notes 6 and 7 of the Notes to the Financial Statements.

Item 8. Financial Statements and Supplementary Data.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

The following information is presented in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Constellation Brands, Inc.’s internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 28, 2015 expressed an unqualified opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York
April 28, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited Constellation Brands, Inc.’s (the Company) internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2015, and our report dated April 28, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York
April 28, 2015

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2015.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	February 28, 2015	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$110.1	$63.9
Accounts receivable	598.9	626.2
Inventories	1,827.2	1,743.8
Prepaid expenses and other	374.6	313.3
Total current assets	2,910.8	2,747.2
Property, plant and equipment	2,681.6	2,014.3
Goodwill	6,208.2	6,146.8
Intangible assets	3,181.0	3,231.1
Other assets	162.9	162.7
Total assets	$15,144.5	$14,302.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$52.4	$57.2
Current maturities of long-term debt	158.1	590.0
Accounts payable	285.8	295.2
Accrued excise taxes	28.7	27.7
Other accrued expenses and liabilities	605.7	1,055.6
Total current liabilities	1,130.7	2,025.7
Long-term debt, less current maturities	7,137.5	6,373.3
Deferred income taxes	818.9	762.6
Other liabilities	176.1	159.2
Total liabilities	9,263.2	9,320.8
Commitments and contingencies (Note 14)
CBI stockholders’ equity:
Preferred Stock, $.01 par value- Authorized, 1,000,000 shares; Issued, none	—	—
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 250,839,359 shares and 248,264,944 shares, respectively	2.5	2.5
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,389,608 shares and 28,436,565 shares, respectively	0.3	0.3
Class 1 Common Stock, $.01 par value- Authorized, 25,000,000 shares; Issued, none	—	—
Additional paid-in capital	2,269.8	2,116.6
Retained earnings	5,277.5	4,438.2
Accumulated other comprehensive income (loss)	(130.9)	86.0
	7,419.2	6,643.6
Less: Treasury stock –
Class A Common Stock, at cost, 79,681,859 shares and 80,225,575 shares, respectively	(1,646.3)	(1,660.1)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(1,648.5)	(1,662.3)
Total CBI stockholders’ equity	5,770.7	4,981.3
Noncontrolling interests	110.6	—
Total stockholders’ equity	5,881.3	4,981.3
Total liabilities and stockholders’ equity	$15,144.5	$14,302.1
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data)

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Sales	$6,672.1	$5,411.0	$3,171.4
Less – excise taxes	(644.1)	(543.3)	(375.3)
Net sales	6,028.0	4,867.7	2,796.1
Cost of product sold	(3,449.4)	(2,876.0)	(1,687.8)
Gross profit	2,578.6	1,991.7	1,108.3
Selling, general and administrative expenses	(1,078.4)	(895.1)	(585.4)
Impairment of goodwill and intangible assets	—	(300.9)	—
Gain on remeasurement to fair value of equity method investment	—	1,642.0	—
Operating income	1,500.2	2,437.7	522.9
Equity in earnings of equity method investees	21.5	87.8	233.1
Interest expense	(337.7)	(323.2)	(227.1)
Loss on write-off of financing costs	(4.4)	—	(12.5)
Income before income taxes	1,179.6	2,202.3	516.4
Provision for income taxes	(343.4)	(259.2)	(128.6)
Net income	836.2	1,943.1	387.8
Net loss attributable to noncontrolling interests	3.1	—	—
Net income attributable to CBI	$839.3	$1,943.1	$387.8

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$4.40	$10.45	$2.15
Basic – Class B Convertible Common Stock	$4.00	$9.50	$1.96

Diluted – Class A Common Stock	$4.17	$9.83	$2.04
Diluted – Class B Convertible Common Stock	$3.83	$9.04	$1.87

Weighted average common shares outstanding:
Basic – Class A Common Stock	169.325	164.687	158.658
Basic – Class B Convertible Common Stock	23.397	23.467	23.532

Diluted – Class A Common Stock	201.224	197.570	190.307
Diluted – Class B Convertible Common Stock	23.397	23.467	23.532

Comprehensive income:
Net income	$836.2	$1,943.1	$387.8
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	(191.0)	(66.8)	(37.4)
Unrealized gain (loss) on cash flow hedges	(20.2)	11.3	0.3
Unrealized gain (loss) on available-for-sale debt securities	(1.0)	(2.9)	0.4
Pension/postretirement adjustments	(6.0)	12.3	(4.9)
Other comprehensive loss, net of income tax effect	(218.2)	(46.1)	(41.6)
Comprehensive income	618.0	1,897.0	346.2
Comprehensive loss attributable to noncontrolling interests	4.4	—	—
Comprehensive income attributable to CBI	$622.4	$1,897.0	$346.2

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 29, 2012	$2.3	$0.3	$1,691.4	$2,107.3	$173.7	$(1,299.0)	$—	$2,676.0
Comprehensive income:
Net income	—	—	—	387.8	—	—	—	387.8
Other comprehensive loss, net of income tax effect	—	—	—	—	(41.6)	—	—	(41.6)
Comprehensive income								346.2
Repurchase of shares	—	—	—	—	—	(383.0)	—	(383.0)
Shares issued under equity compensation plans	0.1	—	156.5	—	—	5.3	—	161.9
Stock-based compensation	—	—	44.2	—	—	—	—	44.2
Tax benefit on stock-based compensation	—	—	15.0	—	—	—	—	15.0
Balance at February 28, 2013	2.4	0.3	1,907.1	2,495.1	132.1	(1,676.7)	—	2,860.3
Comprehensive income:
Net income	—	—	—	1,943.1	—	—	—	1,943.1
Other comprehensive loss, net of income tax effect	—	—	—	—	(46.1)	—	—	(46.1)
Comprehensive income								1,897.0
Shares issued under equity compensation plans	0.1	—	93.4	—	—	14.4	—	107.9
Stock-based compensation	—	—	50.8	—	—	—	—	50.8
Tax benefit on stock-based compensation	—	—	65.3	—	—	—	—	65.3
Balance at February 28, 2014	2.5	0.3	2,116.6	4,438.2	86.0	(1,662.3)	—	4,981.3
Comprehensive income:
Net income (loss)	—	—	—	839.3	—	—	(3.1)	836.2
Other comprehensive loss, net of income tax effect	—	—	—	—	(216.9)	—	(1.3)	(218.2)
Comprehensive income								618.0
Proceeds from noncontrolling interests	—	—	—	—	—	—	115.0	115.0
Shares issued under equity compensation plans	—	—	21.5	—	—	13.8	—	35.3
Stock-based compensation	—	—	54.3	—	—	—	—	54.3
Tax benefit on stock-based compensation	—	—	77.4	—	—	—	—	77.4
Balance at February 28, 2015	$2.5	$0.3	$2,269.8	$5,277.5	$(130.9)	$(1,648.5)	$110.6	$5,881.3

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net income	$836.2	$1,943.1	$387.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	162.0	139.8	108.2
Deferred tax provision	79.3	41.6	39.2
Stock-based compensation	55.0	49.9	40.8
Amortization of intangible assets	40.0	15.5	7.2
Amortization of deferred financing costs	12.2	11.6	4.8
Noncash portion of loss on write-off of financing costs	3.3	—	12.5
Equity in earnings of equity method investees, net of distributed earnings	(1.2)	(43.3)	7.6
Gain on remeasurement to fair value of equity method investment	—	(1,642.0)	—
Impairment of goodwill and intangible assets	—	300.9	—
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	16.1	36.5	(38.9)
Inventories	(132.5)	(41.1)	(90.0)
Prepaid expenses and other current assets	(71.2)	(0.2)	(9.6)
Accounts payable	(0.8)	(49.3)	76.9
Accrued excise taxes	1.6	(5.5)	(5.8)
Other accrued expenses and liabilities	44.7	58.1	(0.3)
Other	36.3	10.6	15.9
Total adjustments	244.8	(1,116.9)	168.5
Net cash provided by operating activities	1,081.0	826.2	556.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(719.4)	(223.5)	(62.1)
Purchases of businesses, net of cash acquired	(310.3)	(4,681.3)	(159.3)
Other investing activities	13.8	41.0	14.6
Net cash used in investing activities	(1,015.9)	(4,863.8)	(206.8)

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Cash flows from financing activities:
Principal payments of long-term debt	(605.7)	(96.4)	(1,537.2)
Payment of delayed purchase price arrangement	(543.3)	—	—
Payments of minimum tax withholdings on stock-based payment awards	(28.4)	(18.0)	(0.5)
Payments of financing costs of long-term debt	(13.8)	(82.2)	(35.8)
Proceeds from issuance of long-term debt	905.0	3,725.0	2,050.0
Proceeds from noncontrolling interests	115.0	—	—
Excess tax benefits from stock-based payment awards	78.0	65.4	17.7
Proceeds from shares issued under equity compensation plans	63.7	125.9	162.7
Net proceeds from (repayments of) notes payable	13.1	57.3	(372.6)
Purchases of treasury stock	—	—	(383.0)
Net cash provided by (used in) financing activities	(16.4)	3,777.0	(98.7)

Effect of exchange rate changes on cash and cash equivalents	(2.5)	(7.0)	(5.1)

Net increase (decrease) in cash and cash equivalents	46.2	(267.6)	245.7
Cash and cash equivalents, beginning of year	63.9	331.5	85.8
Cash and cash equivalents, end of year	$110.1	$63.9	$331.5

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$325.4	$313.4	$197.0
Income taxes, net of refunds received	$169.5	$117.9	$143.6

Supplemental disclosures of noncash investing and financing activities:
Purchases of businesses
Fair value of assets acquired, including cash acquired	$343.9	$7,465.7	$159.3
Liabilities assumed	(15.0)	(287.5)	—
Net assets acquired	328.9	7,178.2	159.3
Less – contingent consideration not yet paid	(13.4)	—	—
Less – fair value of preexisting equity interest	—	(1,845.0)	—
Less - purchase price and working capital adjustments not yet paid	(1.7)	(545.1)	—
Less – cash acquired	(3.5)	(106.8)	—
Net cash paid for purchases of businesses	$310.3	$4,681.3	$159.3

Property, plant and equipment acquired under financing arrangements	$21.7	$27.9	$34.8
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business –
Constellation Brands, Inc. and its subsidiaries operate primarily in the beverage alcohol industry. Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We are a leading international producer and marketer of beverage alcohol with a broad portfolio of consumer-preferred premium imported beer, wine and spirits brands complemented by other select beverage alcohol products.

Basis of presentation –
Principles of consolidation:
Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries, as well as a certain variable interest entity (“VIE”) for which we are the primary beneficiary (see Note 2). All intercompany accounts and transactions are eliminated in consolidation.

Equity method investments:
If we are not required to consolidate our investment in another entity, we use the equity method when we (i)  can exercise significant influence over the other entity and (ii)  hold common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, plus or minus our equity in the increases and decreases in the investee’s net assets after the date of acquisition. Dividends received from the investee reduce the carrying amount of the investment.

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

Summary of significant accounting policies –
Revenue recognition:
We record revenue (referred to in our financial statements as “sales”) when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between us and our customer. Title and risk of loss are usually transferred upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of the transactions. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. Amounts billed to customers for shipping and handling are included in sales. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons and rebates.

Excise taxes remitted to governmental tax authorities are shown on a separate line item as a reduction of sales. Excise taxes are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority.

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

Selling, general and administrative expenses:
The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are included in cost of product sold. We expense advertising costs as incurred, shown or distributed. Advertising expense for the years ended February 28, 2015, February 28, 2014, and February 28, 2013, was $406.1 million, $278.5 million and $121.9 million, respectively.

Foreign currency translation:
The functional currency of our foreign subsidiaries is generally the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). Gains or losses resulting from foreign currency denominated transactions are included in selling, general and administrative expenses.

Cash and cash equivalents:
Cash equivalents consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value.

Fair value of financial instruments:
We calculate the estimated fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, we use standard pricing models for various types of financial instruments (such as forwards, options and swaps) which take into account the present value of estimated future cash flows (see Note 7).

Derivative instruments:
We enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange, interest rate and commodity pricing. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize all derivatives as either assets or liabilities and measure those instruments at estimated fair value (see Note 6, Note 7). We present our derivative positions gross on our balance sheets.

Changes in fair values (to the extent of hedge effectiveness) of outstanding cash flow hedges are deferred in stockholders’ equity as a component of AOCI. These deferred gains or losses are recognized in our results of operations in the same period in which the hedged items are recognized and on the same financial statement line item as the hedged items. Any ineffectiveness associated with these derivative instruments is recognized immediately in our results of operations.

Changes in fair values for derivative instruments not designated in a hedge accounting relationship are recognized directly in our results of operations each period and on the same financial statement line item as the hedged item. For purposes of measuring segment operating performance, the net gain (loss) from the changes in fair value of our undesignated commodity derivative contracts, prior to settlement, is reported outside of segment operating results until such time that the underlying exposure is recognized in the segment operating results. Upon settlement, the net gain (loss) from the changes in fair value of the undesignated commodity derivative contracts is reported in the appropriate operating segment, allowing our operating segment results to reflect the economic effects of the commodity derivative contracts without the resulting unrealized mark to fair value volatility.

Cash flows from the settlement of derivatives, including both economic hedges and those designated in hedge accounting relationships, appear on our statements of cash flows in the same categories as the cash flows of the hedged items.

Inventories:
Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead.

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

We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.

Property, plant and equipment:
Property, plant and equipment is stated at cost. Major additions and improvements are recorded as an increase to the property accounts, while maintenance and repairs are expensed as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the balance sheet accounts at the time of disposal and resulting gains and losses are included as a component of operating income.

Depreciation:
Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years
Land improvements	15 to 32
Vineyards	16 to 26
Buildings and improvements	10 to 44
Machinery and equipment	3 to 35
Motor vehicles	3 to 7

Goodwill and other intangible assets:
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We review our goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use January 1 as our annual impairment test measurement date. Indefinite lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily customer relationships and a favorable interim supply agreement (see Note 2), are amortized over their estimated useful lives and are subject to review for impairment in accordance with authoritative guidance for long-lived assets. Note 9 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.

Indemnification liabilities:
We have indemnified respective parties against certain liabilities that may arise in connection with certain acquisitions and divestitures. Indemnification liabilities are recognized when probable and estimable and included in other liabilities (see Note 14).

Income taxes:
We use the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities. We provide for taxes that may be payable if undistributed earnings of foreign subsidiaries were to be remitted to the U.S. Interest and penalties are recognized as a component of provision for income taxes.

Net income per common share attributable to CBI:
We have two classes of outstanding common stock:  Class A Common Stock and Class B Convertible Common Stock (see Note 15). Accordingly, we use the two-class computation method for the computation of net income per common share attributable to CBI (hereafter referred to as “net income per common share”). The two-class computation method reflects the amount of allocated undistributed net income per share computed using the participation percentage which reflects the minimum dividend rights of each class of stock.

Net income per common share – basic excludes the effect of common stock equivalents and is computed using the two-class computation method. Net income per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share – diluted for Class A Common Stock is computed using the more dilutive of the if-converted or two-class computation method. Using the if-converted method, net income per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock. Using the two-class computation method, net income per common share – diluted for Class A Common Stock assumes the exercise of stock options using the treasury stock method and no conversion of Class B Convertible Common Stock. Net income per common share – diluted for Class B Convertible Common Stock is computed using the two-class computation method.

Stock-based employee compensation:
We have two stock-based employee compensation plans (see Note 16). We apply a grant date fair-value-based measurement method in accounting for our stock-based payment arrangements and record all costs resulting from stock-based payment transactions ratably over the requisite service period. Stock-based awards are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the plan), if earlier. We recognize compensation expense immediately for awards granted to retirement-eligible employees or ratably over the period from the date of grant to the date of retirement-eligibility if that is expected to occur during the requisite service period, when appropriate.

2.    ACQUISITIONS:

Beer Business Acquisition –
On June 7, 2013, we acquired (i)  the remaining 50% equity interest in Crown Imports (as defined in Note 10) (the “Crown Acquisition”) and (ii)(a)  all of the issued and outstanding equity interests of Compañía Cervecera de Coahuila, S. de R.L. de C.V. (the “Brewery Company”), which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Brewery”), (ii)(b)  all of the issued and outstanding equity interests of Servicios Modelo de Coahuila, S. de R.L. de C.V., which provides personnel and services for the operation and maintenance of the Brewery (the “Service Company”), and (ii)(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell the Mexican Beer Brands (as defined in Note 10) as of the date of acquisition, and certain extensions (all collectively referred to as the “Brewery Purchase”). The business of the Brewery Company and Service Company that we acquired is referred to as the “Brewery Business.” The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.” In connection with the Beer Business Acquisition, we are required to build out and expand the Brewery from 10 million hectoliters to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates the supplier to provide Crown Imports with a supply of product not produced by the Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements as well as a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. The aggregate purchase price of $5,226.4 million consists of cash paid at closing of $4,745.0 million, net of cash acquired of $106.8 million, plus the estimated fair value of an additional purchase price for the finalization of the Final

EBITDA Amount (as defined in the stock purchase agreement) of $543.3 million, as well as additional cash payments for certain working capital adjustments. The fair value of the additional purchase price related to the Final EBITDA Amount was estimated by discounting future cash flows. During the third quarter of fiscal 2014, the calculation of the Final EBITDA Amount was finalized requiring us to make a payment of $558.0 million no later than June 7, 2014, consisting of the additional purchase price of $543.3 million plus imputed interest of $14.7 million.

The aggregate cash paid at closing was financed with:

•	The proceeds from the issuance of $1,550.0 million aggregate principal amount of May 2013 Senior Notes (see Note 12);

•	$1,500.0 million in term loans consisting of a $500.0 million European Term A Facility (see Note 12) and a $1,000.0 million European Term B loan facility under the 2013 Credit Agreement (see Note 12);

•	$675.0 million in term loans under the U.S. Term A-2 Facility (see Note 12) under the 2013 Credit Agreement;

•	$208.0 million in proceeds of borrowings under our accounts receivable securitization facility (see Note 12) ;

•	$580.0 million in borrowings under our revolving credit facility under the 2013 Credit Agreement; and

•	Approximately $232.0 million of cash on hand (inclusive of $13.0 million of borrowings under a subsidiary working capital facility).

On June 6, 2014, we paid the Final EBITDA Amount of $558.0 million with $150.0 million in borrowings under the Revolving Credit Facility (see Note 12) under the May 2014 Credit Agreement (see Note 12), $100.0 million in proceeds of borrowings under our accounts receivable securitization facilities and $308.0 million of cash on hand.

Prior to the Beer Business Acquisition, we accounted for our investment in Crown Imports under the equity method of accounting. In connection with the acquisition method of accounting, our preexisting 50% equity interest was remeasured to its estimated fair value of $1,845.0 million, and we recognized a gain of $1,642.0 million for the second quarter of fiscal 2014. The estimated fair value of our preexisting 50% equity interest was based upon the estimated fair value of the acquired 50% equity interest in Crown Imports.

The aggregate purchase price of the Beer Business Acquisition and the estimated fair value of our preexisting 50% equity interest in Crown Imports have been allocated to the assets acquired and the liabilities assumed based upon the estimated fair value of each as of the acquisition date. The following table summarizes the allocation of the estimated fair value of the Beer Business Acquisition to the separately identifiable assets acquired and liabilities assumed as of June 7, 2013:

(in millions)
Cash	$106.8
Accounts receivable	193.7
Inventories	243.1
Prepaid expenses and other	103.9
Property, plant and equipment	698.9
Goodwill	3,715.8
Intangible assets	2,403.2
Other assets	0.3
Total assets acquired	7,465.7

Accounts payable	123.2
Accrued excise taxes	14.4
Other accrued expenses and liabilities	72.9
Deferred income taxes	66.4
Other liabilities	10.6
Total liabilities assumed	287.5
Total estimated fair value	7,178.2
Less – fair value of our preexisting 50% equity interest in Crown Imports	(1,845.0)
Less – cash acquired	(106.8)
Aggregate purchase price	$5,226.4

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

In determining the purchase price allocation, we considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for the acquired Mexican Beer Brands. The estimated fair values for the customer relationships and the copyrights were determined using a cost approach. The estimated fair value for the distribution agreement was determined using an income approach. The estimated fair value for the favorable supply contract was determined using an income approach, specifically, the differential method. The estimated fair value for the trademarks was determined using an income approach, specifically, the relief from royalty method.

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

We have recognized transaction, integration and other acquisition-related costs of $100.4 million through February 28, 2015, with $22.1 million, $52.3 million and $26.0 million recognized for the years ended February 28, 2015, February 28, 2014, and February 28, 2013, respectively. These costs are included primarily in selling, general and administrative expenses.

The results of operations of the Beer Business Acquisition are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition. The following table sets forth the unaudited pro forma financial information for the years ended February 28, 2014, and February 28, 2013. The unaudited pro forma financial information presents consolidated information as if the Beer Business Acquisition had occurred on March 1, 2012. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the year ended February 28, 2014, combines (i)  the Company’s historical statement of income for the year ended February 28, 2014; (ii)  Crown Imports’ historical statement of income for (a)  the three months ended March 31, 2013, and (b)  the period from June 1, 2013, through June 6, 2013; and (iii)  the Brewery Business’ carve-out combined income statement for the three months ended March 31, 2013. The unaudited pro forma financial information for the year ended February 28, 2014, does not give effect to the Brewery Business’ carve-out combined income statement for the period from June 1, 2013, through June 6, 2013, as it is not significant. The unaudited pro forma financial information for the year ended February 28, 2013, combines (i)  the Company’s historical statement of income for the year ended February 28,

2013; (ii)  Crown Imports’ historical statement of income for the year ended December 31, 2012; and (iii)  the Brewery Business’ carve-out combined income statement for the year ended December 31, 2012. The unaudited pro forma financial information is presented after giving effect to certain adjustments for depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, amortization of deferred financing costs and related income tax effects. The unaudited pro forma financial information excludes the gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports and the acquisition-related costs noted above as both are nonrecurring amounts directly attributable to the transaction. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what our results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project our financial position or results of operations at any future date or for any future period.

	For the Years Ended
	February 28, 2014	February 28, 2013
(in millions, except per share data)
Net sales	$5,485.1	$5,365.6
Income before income taxes	$707.7	$933.9
Net income attributable to CBI	$398.6	$675.4

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$2.14	$3.75
Basic – Class B Convertible Common Stock	$1.95	$3.41

Diluted – Class A Common Stock	$2.02	$3.55
Diluted – Class B Convertible Common Stock	$1.85	$3.26

Weighted average common shares outstanding:
Basic – Class A Common Stock	164.687	158.658
Basic – Class B Convertible Common Stock	23.467	23.532

Diluted – Class A Common Stock	197.570	190.307
Diluted – Class B Convertible Common Stock	23.467	23.532

Other –
Glass Production Plant:
In December 2014, we completed the formation of an equally-owned joint venture with Owens-Illinois and the acquisition of a state-of-the-art glass production plant that is located adjacent to our Brewery in Nava, Mexico. The joint venture owns and operates the glass production plant which provides bottles exclusively for our Brewery. We have determined that we are the primary beneficiary of this VIE and accordingly, the results of operations of the joint venture are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition. In addition, we also purchased a high-density warehouse, land and rail infrastructure at the same site. The aggregate purchase price for all of these assets was $290.6 million, net of cash acquired, consisting primarily of property, plant and equipment and goodwill.

Casa Noble:
In September 2014, we acquired the Casa Noble super-premium tequila brand. This transaction primarily included the acquisition of the Casa Noble trademark, plus an earn-out over five years based on the performance of the brands (“Casa Noble”). The results of operations of Casa Noble are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

Mark West:
In July 2012, we acquired Mark West, consisting primarily of the Mark West trademark, related inventories and certain grape supply contracts (“Mark West”). The results of operations of Mark West are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

3.    INVENTORIES:

The components of inventories are as follows:

	February 28, 2015	February 28, 2014
(in millions)
Raw materials and supplies	$106.0	$87.8
In-process inventories	1,244.0	1,235.4
Finished case goods	477.2	420.6
	$1,827.2	$1,743.8

4.    PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	February 28, 2015	February 28, 2014
(in millions)
Prepaid excise, sales and value added taxes	$133.8	$81.6
Income taxes receivable	91.7	117.5
Other	149.1	114.2
	$374.6	$313.3

5.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 28, 2015	February 28, 2014
(in millions)
Land and land improvements	$350.1	$334.0
Vineyards	230.2	220.1
Buildings and improvements	580.3	519.5
Machinery and equipment	1,828.4	1,585.9
Motor vehicles	73.2	48.5
Construction in progress	669.6	231.0
	3,731.8	2,939.0
Less – Accumulated depreciation	(1,050.2)	(924.7)
	$2,681.6	$2,014.3

6.    DERIVATIVE INSTRUMENTS:

Overview –
We are exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates that could affect our results of operations and financial condition. The impact on our results and financial position and the amounts reported in our financial statements will vary based upon the currency, commodity and interest rate market movements during the period, the effectiveness and level of derivative instruments outstanding and whether they are designated and qualify for hedge accounting.

The estimated fair values of our derivative instruments change with fluctuations in currency rates, commodity prices and/or interest rates and are expected to offset changes in the values of the underlying exposures. Our derivative instruments are held solely to manage our exposures to the aforementioned market risks as part of our normal business operations. We follow strict policies to manage these risks and do not enter into derivative instruments for trading or speculative purposes. The aggregate notional value of outstanding derivative instruments is as follows:

	February 28, 2015	February 28, 2014
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$454.8	$636.6
Interest rate swap contracts	$500.0	$500.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$1,548.5	$643.8
Commodity derivative contracts	$190.8	$88.0
Interest rate swap contracts (see Note 12)	$1,000.0	$1,000.0

Cash flow hedges –
Our derivative instruments designated in hedge accounting relationships are designated as cash flow hedges. We are exposed to foreign denominated cash flow fluctuations primarily in connection with third party and intercompany sales and purchases. We primarily use foreign currency forward and option contracts to hedge certain of these risks. In addition, we utilize commodity derivative contracts to manage our exposure to changes in commodity prices and interest rate swap contracts to manage our exposure to changes in interest rates. Derivatives managing our cash flow exposures generally mature within three years or less, with a maximum maturity of five years.

To qualify for hedge accounting treatment, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risk that is being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness will be measured. The derivative must be highly effective in offsetting changes in the cash flows of the risk being hedged. Throughout the term of the designated cash flow hedge relationship on at least a quarterly basis, a retrospective evaluation and prospective assessment of hedge effectiveness is performed based on quantitative and qualitative measures. All components of our derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. Resulting ineffectiveness, if any, is recognized immediately in our results of operations.

When we determine that a derivative instrument which qualified for hedge accounting treatment has ceased to be highly effective as a hedge, we discontinue hedge accounting prospectively. In the event the relationship is no longer effective, we recognize the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument became no longer effective immediately in our results of operations. We also discontinue hedge accounting prospectively when (i)  a derivative expires or is sold, terminated, or exercised; (ii)  it is no longer probable that the forecasted transaction will occur; or (iii)  we determine that designating the derivative as a hedging instrument is no longer appropriate. When we discontinue hedge accounting prospectively, but the original forecasted transaction continues to be probable of occurring, the existing gain or loss of the derivative instrument remains in AOCI and is reclassified into earnings when the forecasted transaction occurs. When it becomes probable that the forecasted transaction will not occur, any remaining gain or loss in AOCI is recognized immediately in our results of operations.

We expect $16.4 million of net losses, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Undesignated hedges –
Certain of our derivative instruments do not qualify for hedge accounting treatment; for others, we choose not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge our exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to the repatriation of those loans or investments; and commodity prices, primarily consisting of diesel fuel, corn and natural gas prices. Foreign currency contracts, generally less than 12 months in duration, and commodity derivative contracts, generally less than 36 months in duration, with a maximum maturity of 5 years, are used to hedge some of these risks. Our derivative policy permits the use of undesignated derivatives as approved by senior management.

Credit risk –
We are exposed to credit-related losses if the counterparties to our derivative contracts default. This credit risk is limited to the fair value of the derivative contracts. To manage this risk, we contract only with major financial institutions that have earned investment-grade credit ratings and with whom we have standard International Swaps and Derivatives Association agreements which allow for net settlement of the derivative contracts. We have also established counterparty credit guidelines that are regularly monitored. Because of these safeguards, we believe the risk of loss from counterparty default to be immaterial.

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2015, the estimated fair value of derivative instruments in a net liability position due to counterparties was $88.1 million. If we were required to settle the net liability position under these derivative instruments on February 28, 2015, we would have had sufficient availability under our available liquidity on hand to satisfy this obligation.

The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 28, 2015	February 28, 2014		February 28, 2015	February 28, 2014
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.3	$11.2	Other accrued expenses and liabilities	$23.1	$3.2
Other assets	$2.0	$4.4	Other liabilities	$9.5	$0.7
Interest rate swap contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$2.7	$3.4
Other assets	$0.2	$—	Other liabilities	$—	$0.7

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$27.3	$3.3	Other accrued expenses and liabilities	$26.4	$0.9
Commodity derivative contracts:
Prepaid expenses and other	$0.5	$1.3	Other accrued expenses and liabilities	$18.0	$0.1
Other assets	$0.2	$0.2	Other liabilities	$9.4	$0.4
Interest rate swap contracts:
Prepaid expenses and other	$3.3	$3.5	Other accrued expenses and liabilities	$15.6	$13.3
Other assets	$—	$0.9	Other liabilities	$4.9	$15.5

The effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Year Ended February 28, 2015
Foreign currency contracts	$(19.3)	Sales	$1.8
Foreign currency contracts	(3.6)	Cost of product sold	2.6
Interest rate swap contracts	(1.1)	Interest expense	(8.3)
	$(24.0)		$(3.9)

For the Year Ended February 28, 2014
Foreign currency contracts	$5.6	Sales	$3.5
Foreign currency contracts	2.2	Cost of product sold	0.7
Interest rate swap contracts	(0.7)	Interest expense	(8.2)
	$7.1		$(4.0)

For the Year Ended February 28, 2013
Foreign currency contracts	$3.1	Sales	$2.4
Foreign currency contracts	—	Cost of product sold	2.0
Commodity derivative contracts	0.7	Cost of product sold	0.5
Interest rate swap contracts	(6.3)	Interest expense	(8.0)
	$(2.5)		$(3.1)

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain (Loss) Recognized in Income (Ineffective portion)	Net Gain (Loss) Recognized in Income (Ineffective portion)
(in millions)
For the Year Ended February 28, 2015
Foreign currency contracts	Selling, general and administrative expenses	$0.1

For the Year Ended February 28, 2014
Foreign currency contracts	Selling, general and administrative expenses	$(0.3)
Commodity derivative contracts	Selling, general and administrative expenses	0.1
		$(0.2)

For the Year Ended February 28, 2013
Foreign currency contracts	Selling, general and administrative expenses	$0.3

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Year Ended February 28, 2015
Commodity derivative contracts	Cost of product sold	$(32.7)
Foreign currency contracts	Selling, general and administrative expenses	(2.5)
Interest rate swap contracts	Interest expense	(0.1)
		$(35.3)

For the Year Ended February 28, 2014
Commodity derivative contracts	Cost of product sold	$1.5
Foreign currency contracts	Selling, general and administrative expenses	(3.4)
Interest rate swap contracts	Interest expense	(0.2)
		$(2.1)

For the Year Ended February 28, 2013
Foreign currency contracts	Selling, general and administrative expenses	$(3.8)
Interest rate swap contracts	Interest expense	(0.5)
		$(4.3)

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

Authoritative guidance establishes a framework for measuring fair value and requires disclosures about fair value measurements for financial instruments. This guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. It establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy includes three levels:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities;

•
Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; and

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following methods and assumptions are used to estimate the fair value for each class of our financial instruments:

AFS debt securities: The fair value is estimated by discounting cash flows using market-based inputs (Level 3 fair value measurement).
Foreign currency contracts: The fair value is estimated using market-based inputs, obtained from independent pricing services, into valuation models (Level 2 fair value measurement).
Commodity derivative contracts: The fair value is estimated based on quoted market prices from respective counterparties (Level 2 fair value measurement).
Interest rate swap contracts: The fair value is estimated based on quoted market prices from respective counterparties (Level 2 fair value measurement).

Notes payable to banks: The revolving credit facility under our senior credit facility is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon our debt ratio (as defined in our senior credit facility). Its fair value is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The remaining instruments are variable interest rate bearing notes for which the carrying value approximates the fair value.
Long-term debt: The term loans under our senior credit facility are variable interest rate bearing notes which include a fixed margin which is adjustable based upon our debt ratio. The fair value of the term loans is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions. The fair value of the remaining long-term debt, which is all fixed interest rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of February 28, 2015, and February 28, 2014, due to the relatively short maturity of these instruments. As of February 28, 2015, the carrying amount of long-term debt, including the current portion, was $7,295.6 million, compared with an estimated fair value of $7,378.6 million. As of February 28, 2014, the carrying amount of long-term debt, including the current portion, was $6,963.3 million, compared with an estimated fair value of $7,140.8 million.

The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2015
Assets:
Foreign currency contracts	$—	$34.6	$—	$34.6
Commodity derivative contracts	$—	$0.7	$—	$0.7
Interest rate swap contracts	$—	$3.5	$—	$3.5
AFS debt securities	$—	$—	$7.8	$7.8
Liabilities:
Foreign currency contracts	$—	$59.0	$—	$59.0
Commodity derivative contracts	$—	$27.4	$—	$27.4
Interest rate swap contracts	$—	$23.2	$—	$23.2

February 28, 2014
Assets:
Foreign currency contracts	$—	$18.9	$—	$18.9
Commodity derivative contracts	$—	$1.5	$—	$1.5
Interest rate swap contracts	$—	$4.4	$—	$4.4
AFS debt securities	$—	$—	$8.8	$8.8
Liabilities:
Foreign currency contracts	$—	$4.8	$—	$4.8
Commodity derivative contracts	$—	$0.5	$—	$0.5
Interest rate swap contracts	$—	$32.9	$—	$32.9

Our foreign currency contracts consist of foreign currency forward and option contracts which are valued using market-based inputs, obtained from independent pricing services, into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, interest-rate yield curves and currency volatilities. Commodity derivative fair values are based on quotes from respective counterparties. Quotes are corroborated by using market data. Interest rate swap fair values are based on quotes from respective counterparties. Quotes are corroborated by using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services. AFS debt securities are valued using market-based inputs into discounted cash flow models.

The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2014
Goodwill	$—	$—	$159.6	$278.7
Trademarks	—	—	68.3	22.2
	$—	$—	$227.9	$300.9

Goodwill:
For the three months ended August 31, 2013, we identified certain negative trends within our Wine and Spirits’ Canadian reporting unit which, when combined with recent changes in strategy within the Canadian business, indicated that the estimated fair value of the reporting unit might be below its carrying value. These trends included a reduction in market growth rates for certain segments of the domestic Canadian wine industry as well as the identification that certain improvement initiatives had not materialized in segments of the Canadian business such as refreshments and wine kits. In addition, imported brands have been experiencing market growth within the Canadian market, and certain of our non-Canadian branded wine products imported into Canada provide higher margin to us on a consolidated basis. Accordingly, we have modified our strategy to capitalize on this trend and shift focus from certain segments of the domestic business to imported brands. The Canadian reporting unit realizes only a portion of the overall profit attributable to imported brands whereas it realizes all of the profit attributable to the domestic business. Therefore, we evaluated our goodwill for impairment using the two-step process.

In the first step, the estimated fair value of the reporting unit was compared to its carrying value, including goodwill. The estimate of fair value was determined on the basis of discounted future cash flows. As the estimated fair value was less than the carrying value of the reporting unit, a second step was performed to determine the amount of the goodwill impairment we should record. In the second step, an implied fair value of the reporting unit’s goodwill was determined by comparing the estimated fair value of the reporting unit with the estimated fair value of the reporting unit’s assets and liabilities other than goodwill (including any unrecognized intangible assets). In determining the estimated fair value of the reporting unit, we consider estimates of future operating results and cash flows of the reporting unit discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from our updated long-term financial forecast, which was developed as part of our new strategy for the Canadian business. The decline in the implied fair value of the goodwill and the resulting impairment loss was primarily driven by the updated long-term financial forecasts, which showed lower estimated future operating results primarily due to the change in our strategy for the Canadian business. The implied fair value of the Canadian reporting unit’s goodwill of $159.6 million compared to its carrying value of $433.9 million resulted in the recognition of an impairment of $278.7 million.

Trademarks:
For the three months ended August 31, 2013, prior to the goodwill impairment analysis discussed above, we performed a review of indefinite lived intangible assets for impairment. We determined that certain trademarks associated with the Wine and Spirits’ Canadian business were impaired largely due to lower revenue and profits associated with the related products included in the updated long-term financial forecasts developed as part of our new strategy for the Canadian business. Accordingly, trademarks with a carrying value of $90.2 million were written down to their estimated fair value of $68.3 million, resulting in an impairment of $22.2 million.

We measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values. The estimated fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow projections we use to estimate the fair values of our trademarks involve several assumptions, including (i)  projected revenue growth rates, (ii)  estimated royalty rates, (iii)  after-tax royalty savings expected from ownership of the trademarks and (iv)  discount rates used to derive the estimated fair value of the trademarks.

8.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidation and Eliminations	Consolidated
(in millions)
Balance, February 28, 2013	$13.0	$2,722.3	$(13.0)	$2,722.3
Purchase accounting allocations (1)	3,702.8	—	13.0	3,715.8
Impairment of goodwill (2)	—	(278.7)	—	(278.7)
Foreign currency translation adjustments	(1.2)	(11.4)	—	(12.6)
Balance, February 28, 2014	3,714.6	2,432.2	—	6,146.8
Purchase accounting allocations (3)	66.7	34.0	—	100.7
Foreign currency translation adjustments	(5.1)	(34.2)	—	(39.3)
Balance, February 28, 2015	$3,776.2	$2,432.0	$—	$6,208.2

(1)	Purchase accounting allocations associated with the Beer Business Acquisition (see Note 2).

(2)	Impairment loss associated with goodwill assigned to Wine and Spirits’ Canadian reporting unit (see Note 7).

(3)	Purchase accounting allocations associated with the acquisitions of the glass production plant (Beer) and Casa Noble (Wine and Spirits) (see Note 2).

As of February 28, 2015, and February 28, 2014, we have accumulated impairment losses of $231.0 million and $261.3 million, respectively, within our Wine and Spirits segment.

9.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	February 28, 2015		February 28, 2014
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$100.9	$63.3	$103.6	$70.5
Favorable interim supply agreement	68.3	33.9	68.3	62.3
Other	21.0	5.5	14.7	5.3
Total	$190.2	102.7	$186.6	138.1

Nonamortizable intangible assets
Trademarks (1)		3,073.9		3,088.0
Other		4.4		5.0
Total		3,078.3		3,093.0
Total intangible assets		$3,181.0		$3,231.1

(1)	We recorded an impairment loss for the year ended February 28, 2014, for certain trademarks associated with the Wine and Spirits’ Canadian business (see Note 7).

We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 28, 2015, and February 28, 2014. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $40.0 million, $15.5 million and $7.2 million for the years ended February 28, 2015, February 28, 2014, and February 28, 2013, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2016	$39.9
2017	$10.3
2018	$5.4
2019	$5.4
2020	$5.4
Thereafter	$36.3

10.    EQUITY METHOD INVESTMENTS:

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

In addition, prior to June 7, 2013, we accounted for our investment in Crown Imports under the equity method. Accordingly, through June 6, 2013, the results of operations of Crown Imports were included in equity in earnings of equity method investees. We received $30.3 million and $230.2 million of cash distributions from Crown Imports for the years ended February 28, 2014, and February 28, 2013, respectively, all of which represented distributions of earnings.

We have several other investments which are being accounted for under the equity method. The primary investment consists of Opus One Winery LLC (“Opus One”), a 50% owned joint venture arrangement. As of

February 28, 2015, and February 28, 2014, our investment in Opus One was $64.7 million and $63.5 million, respectively.

The following table presents summarized financial information for our Crown Imports equity method investment (prior to the date of acquisition) and Opus One, our other material equity method investment discussed above.

	Crown Imports	Opus One	Total
(in millions)
For the Year Ended February 28, 2015
Net sales	$—	$72.6	$72.6
Gross profit	$—	$57.6	$57.6
Income from continuing operations	$—	$40.8	$40.8
Net income	$—	$40.8	$40.8

For the Year Ended February 28, 2014
Net sales	$813.4	$62.8	$876.2
Gross profit	$241.5	$49.9	$291.4
Income from continuing operations	$142.1	$34.5	$176.6
Net income	$142.1	$34.5	$176.6

For the Year Ended February 28, 2013
Net sales	$2,588.1	$52.6	$2,640.7
Gross profit	$755.4	$39.0	$794.4
Income from continuing operations	$446.2	$24.8	$471.0
Net income	$446.2	$24.8	$471.0

11.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2015	February 28, 2014
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$124.4	$118.7
Promotions and advertising	104.2	103.1
Derivative liabilities	85.8	20.9
Accrued interest	67.9	56.9
Deferred revenue	53.4	52.8
Income taxes payable	48.2	45.4
Beer Business Acquisition payable	—	555.7
Other	121.8	102.1
	$605.7	$1,055.6

12.    BORROWINGS:

Borrowings consist of the following:

	February 28, 2015			February 28, 2014
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$—
Other	52.4	—	52.4	57.2
	$52.4	$—	$52.4	$57.2
Long-term debt
Senior Credit Facility – Term Loans	$139.2	$2,652.9	$2,792.1	$2,864.8
Senior Notes	—	4,348.6	4,348.6	4,047.3
Other	18.9	136.0	154.9	51.2
	$158.1	$7,137.5	$7,295.6	$6,963.3

Senior credit facility –
In connection with the Beer Business Acquisition, on May 2, 2013 , the Company, CIH International S.à r.l., an indirect wholly-owned subsidiary of ours (“CIH” and together with the Company, the “Borrowers”), and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “2013 Restatement Agreement”) that amended and restated our then existing senior credit facility (as amended and restated by the 2013 Restatement Agreement, the “2013 Credit Agreement”). The 2013 Restatement Agreement was entered into to arrange a portion of the debt to finance the Beer Business Acquisition.

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

The 2014 Credit Agreement provides for aggregate credit facilities of $3,712.3 million, consisting of the following:

	Amount	Maturity
(in millions)
Revolving Credit Facility (1)(2)	$850.0	June 7, 2018
U.S. Term A Facility (1)	496.3	June 7, 2018
U.S. Term A-1 Facility (1)	245.0	June 7, 2019
U.S. Term A-2 Facility (1)	649.7	June 7, 2018
European Term A Facility (1)	481.3	June 7, 2018
European Term B-1 Facility (1)	990.0	June 7, 2020
	$3,712.3

(1)	Contractual interest rate varies based on our debt ratio (as defined in the 2014 Credit Agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin.

(2)
Provides for credit facilities consisting of the $425.0 million U.S. Revolving Credit Facility and the $425.0 million European Revolving Credit Facility. Includes two sub-facilities for letters of credit of up to $200.0 million in the aggregate.

The 2014 Credit Agreement also permits us to elect to increase the revolving credit commitments under the U.S. Revolving Credit Facility or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million and the maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans, other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $750.0 million. A portion of the borrowings under the 2013 Credit Agreement were used to refinance the outstanding obligations under our then existing senior credit facility with the remainder used to finance a portion of the purchase price for the Beer Business Acquisition and related expenses.

The U.S. obligations under the 2014 Credit Agreement are guaranteed by certain of our U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of our U.S. subsidiaries and (ii)  65% of the ownership interests in certain of our foreign subsidiaries. The European obligations under the 2014 Credit Agreement are guaranteed by us and certain of our U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of certain interests in certain of CIH’s subsidiaries and (ii)  100% of the ownership interests in certain of our U.S. subsidiaries and 65% of the ownership interests in certain of our foreign subsidiaries.

We and our subsidiaries are subject to covenants that are contained in the 2014 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio.

As of February 28, 2015, information with respect to borrowings under the 2014 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B-1 Facility
(in millions)
Outstanding borrowings	$—	$476.9	$243.2	$624.4	$462.5	$985.1

Interest rate	—%	1.9%	2.2%	2.0%	2.0%	2.0%

Libor margin	1.75%	1.75%	2.0%	1.75%	1.75%	1.75%

Outstanding letters of credit	$14.4

Remaining borrowing capacity	$835.6

As of February 28, 2015, the required principal repayments of the term loans under the 2014 Credit Agreement for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B-1 Facility	Total
(in millions)
2016	$38.7	$2.5	$50.6	$37.5	$9.9	$139.2
2017	51.5	2.5	67.5	50.0	9.9	181.4
2018	51.5	2.5	67.5	50.0	9.9	181.4
2019	335.2	2.4	438.8	325.0	9.9	1,111.3
2020	—	233.3	—	—	9.9	243.2
Thereafter	—	—	—	—	935.6	935.6
	$476.9	$243.2	$624.4	$462.5	$985.1	$2,792.1

In April 2012, we transitioned our then existing interest rate swap agreement to a one-month LIBOR base rate versus the existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of our floating LIBOR rate debt. In addition, our existing interest rate swap agreement was dedesignated as a hedge. We also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, we have fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. The losses in AOCI related to the dedesignated interest rate swap agreement are being reclassified from AOCI ratably into earnings in the same period in which the original hedged item is being recorded in our results of operations. For the years ended February 28, 2015, February 28, 2014, and February 28, 2013, we reclassified net losses of $8.3 million, $8.2 million and $8.0 million, net of income tax effect, respectively, from AOCI to interest expense.

Senior notes –
Our outstanding senior notes are as follows:

	Date of				Outstanding Balance (1)
	Issuance	Maturity	Interest Payments	Principal	February 28, 2015	February 28, 2014
(in millions)
7.25% Senior Notes (2)	August 2006	September 2016	Mar/Sep	$700.0	$698.6	$697.8
7.25% Senior Notes (2)(3)	January 2008	May 2017	May/Nov	$700.0	$700.0	$700.0
8.375% Senior Notes (2)	December 2007	December 2014	Jun/Dec	$500.0	$—	$499.5
6% Senior Notes (2)	April 2012	May 2022	May/Nov	$600.0	$600.0	$600.0
3.75% Senior Notes (2)	May 2013	May 2021	May/Nov	$500.0	$500.0	$500.0
4.25% Senior Notes (2)	May 2013	May 2023	May/Nov	$1,050.0	$1,050.0	$1,050.0
3.875% Senior Notes (2)	November 2014	November 2019	May/Nov	$400.0	$400.0	$—
4.75% Senior Notes (2)	November 2014	November 2024	May/Nov	$400.0	$400.0	$—

(1)	Amounts are net of unamortized discounts, where applicable.

(2)
Senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. Guaranteed by certain of our U.S. subsidiaries on a senior unsecured basis. Redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points.

(3)	Issued in exchange for notes originally issued in May 2007.

In August 2012, we issued $650.0 million aggregate principal amount of 4.625% Senior Notes due March 2023. We intended to use the net proceeds from the offering to fund a portion of the original agreement we signed in June 2012 to acquire the remaining 50% equity interest in Crown Imports. Because of the differences between the terms relating to a February 2013 amendment of the original agreement and the original agreement, we effected special mandatory redemption provisions and redeemed the August 2012 senior notes in February 2013.

Indentures –
Our Indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions, and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

Subsidiary credit facilities –
We have additional credit arrangements totaling $483.4 million and $373.9 million as of February 28, 2015, and February 28, 2014, respectively. As of February 28, 2015, and February 28, 2014, amounts outstanding under these arrangements were $207.3 million and $89.2 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Debt payments –
As of February 28, 2015, the required principal repayments under long-term debt obligations (excluding unamortized discount of $1.4 million) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2016	$158.1
2017	897.8
2018	893.1
2019	1,117.9
2020	744.5
Thereafter	3,485.6
$7,297.0

Accounts receivable securitization facilities –
On October 1, 2013, we entered into an amended and restated 364-day revolving trade accounts receivable securitization facility (the “2013 CBI Facility”). Under the 2013 CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to our wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated by us for financial reporting purposes. Such receivables have been pledged by the CBI SPV to secure borrowings under the 2013 CBI Facility. We service the receivables for the 2013 CBI Facility. The receivable balances related to the 2013 CBI Facility are reported as accounts receivable on our balance sheets, but the receivables are at all times owned by the CBI SPV and are included on our financial statements as required by generally accepted accounting principles. On September 29, 2014, we and the CBI SPV amended the 2013 CBI Facility resulting in the extension of the CBI Facility for an additional 364-day term (the “CBI Facility”). Under the CBI Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the CBI Facility are recorded as secured borrowings and bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 85 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 85 basis points. The CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas.

Also, on October 1, 2013, Crown Imports entered into a 364-day revolving trade accounts receivable securitization facility (the “2013 Crown Facility”). Under the 2013 Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated by us for financial reporting purposes. Such receivables have been pledged by the Crown SPV to secure borrowings under the 2013 Crown Facility. Crown Imports services the receivables for the 2013 Crown Facility. The receivable balances related to the 2013 Crown Facility are reported as accounts receivable on our balance sheets, but the receivables are at all times owned by the Crown SPV and are included on our financial statements to comply with generally accepted accounting principles. On September 29, 2014, Crown Imports and the Crown SPV amended the 2013 Crown Facility resulting in the extension of the Crown Facility for an additional 364-day term (the “Crown Facility”). Under the Crown Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Crown Facility are recorded as secured borrowings and bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 85 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 85 basis points. The Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million to account for the seasonality of Crown Imports’ business.

As of February 28, 2015, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$—	—%	$275.0
Crown Facility	$—	—%	$100.0

13.    INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
(in millions)
Domestic	$481.6	$2,050.8	$369.7
Foreign	698.0	151.5	146.7
	$1,179.6	$2,202.3	$516.4

The income tax provision consisted of the following:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
(in millions)
Current
Federal	$195.0	$141.7	$47.8
State	20.1	18.5	11.2
Foreign	49.0	57.4	30.4
Total current	264.1	217.6	89.4

Deferred
Federal	84.6	61.4	42.7
State	4.8	4.4	(4.9)
Foreign	(10.1)	(24.2)	1.4
Total deferred	79.3	41.6	39.2
Income tax provision	$343.4	$259.2	$128.6

The foreign provision (benefit) for income taxes is based on foreign pretax earnings. Earnings of foreign subsidiaries would be subject to U.S. income taxation on repatriation to the U.S. Our financial statements provide for anticipated tax liabilities on amounts that may be repatriated.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2015	February 28, 2014
(in millions)
Deferred tax assets
Stock-based compensation	$51.9	$47.3
Net operating losses	13.3	9.1
Insurance accruals	3.4	3.8
Derivative instruments	3.4	—
Employee benefits	2.7	2.6
Other accruals	50.6	55.3
Gross deferred tax assets	125.3	118.1
Valuation allowances	(35.3)	(27.7)
Deferred tax assets, net	90.0	90.4

Deferred tax liabilities
Intangible assets	(517.9)	(456.3)
Property, plant and equipment	(263.2)	(285.9)
Provision for unremitted earnings	(72.6)	(62.2)
Investments in equity method investees	(25.1)	(24.0)
Inventory	(1.1)	(4.9)
Derivative instruments	—	(0.1)
Total deferred tax liabilities	(879.9)	(833.4)
Deferred tax liabilities, net	$(789.9)	$(743.0)

Amounts recognized on our balance sheets consist of:

	February 28, 2015	February 28, 2014
(in millions)
Current deferred tax assets	$25.4	$20.4
Long-term deferred tax assets	4.4	—
Current deferred tax liabilities	(0.8)	(0.8)
Long-term deferred tax liabilities	(818.9)	(762.6)
	$(789.9)	$(743.0)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the projected reversal of deferred tax liabilities and projected future taxable income. Based upon this assessment, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of any valuation allowances.

Operating loss carryforwards totaling $300.3 million at February 28, 2015, are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $279.7 million will expire in 2018 through 2032 and $20.6 million of operating losses in certain jurisdictions may be carried forward indefinitely.

We provide for additional tax expense based on probable outcomes of ongoing tax examinations and assessments in various jurisdictions. While it is often difficult to predict the outcome or the timing of resolution of any tax matter, we believe the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution. During the year ended February 28, 2015, various U.S.

Federal, state and international examinations were finalized. Tax benefits of $6.9 million were recorded related to the resolution of certain tax positions in connection with those examinations and the expiration of statutes of limitation.

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 28, 2015		February 28, 2014		February 28, 2013
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(in millions, except % of pretax income data)
Income tax provision at statutory rate	$412.8	35.0%	$770.8	35.0%	$180.7	35.0%
State and local income taxes, net of federal income tax benefit	16.1	1.4%	14.8	0.7%	4.1	0.8%
Net operating loss valuation allowance	11.1	0.9%	16.3	0.8%	3.7	0.7%
Earnings of subsidiaries taxed at other than U.S. statutory rate	(86.4)	(7.3%)	(61.2)	(2.8%)	(59.6)	(11.5%)
Impairment of nondeductible goodwill	—	—%	97.5	4.4%	—	—%
Gain on remeasurement to fair value of equity method investment	—	—%	(574.7)	(26.1%)	—	—%
Miscellaneous items, net	(10.2)	(0.9%)	(4.3)	(0.2%)	(0.3)	(0.1%)
Income tax provision at effective rate	$343.4	29.1%	$259.2	11.8%	$128.6	24.9%
For the years ended February 28, 2015, February 28, 2014, and February 28, 2013, the state and local income taxes, net of federal income tax benefit, includes benefits resulting from adjustments to the current and deferred state effective tax rates. These benefits include the recognition of prior period income tax refunds, decreases in uncertain tax positions and adjustments to the current and deferred state effective tax rates. The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
(in millions)
Balance as of March 1	$101.5	$100.6	$92.0
Increases as a result of tax positions taken during a prior period	0.1	2.3	1.3
Decreases as a result of tax positions taken during a prior period	(4.0)	(3.3)	(9.5)
Increases as a result of tax positions taken during the current period	7.7	11.1	19.5
Decreases related to settlements with tax authorities	(13.9)	(6.7)	(0.3)
Decreases related to lapse of applicable statute of limitations	(5.9)	(2.5)	(2.4)
Balance as of last day of February	$85.5	$101.5	$100.6

As of February 28, 2015, and February 28, 2014, we had $79.7 million and $94.2 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded on our balance sheets. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

As of February 28, 2015, and February 28, 2014, we had $85.5 million and $101.5 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.

We file U.S. Federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Canada, Luxembourg, Mexico, New Zealand and the U.S. Various U.S. Federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2015, we estimate that unrecognized tax benefit liabilities could change by a range of $3 million to $53 million. With few exceptions, we are no longer subject to U.S. Federal, state, local or foreign income tax examinations for fiscal years prior to February 28, 2009.

14.    COMMITMENTS AND CONTINGENCIES:

Operating leases –
The minimum lease payments for our operating leases are recognized on a straight-line basis over the minimum lease term. Step rent provisions, escalation clauses, capital improvement funding and other lease concessions, when present in our leases, are taken into account in computing the minimum lease payments.

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for each of the five succeeding fiscal years and thereafter:

(in millions)
2016	$48.4
2017	42.7
2018	36.7
2019	33.4
2020	29.2
Thereafter	202.1
$392.5

Rental expense was $58.9 million, $65.1 million and $60.4 million for the years ended February 28, 2015, February 28, 2014, and February 28, 2013, respectively.

Purchase commitments and contingencies –
We have entered into various long-term contracts in the normal course of business for the purchase of (i)  certain inventory components, (ii)  property, plant and equipment and related contractor and manufacturing services, (iii)  processing and warehousing services and (iv)  certain energy requirements. As of February 28, 2015, the estimated aggregate minimum purchase obligations under these contracts are as follows:

	Type	Length of Commitment	Amount
(in millions)
Raw materials and supplies (1)	Grapes, packaging and other raw materials	through December 2027	$5,377.3
In-process inventories	Bulk wine	through December 2016	29.7
Finished case goods (2)	Beer	through December 2015	469.0
Capital expenditures (3)	Property, plant and equipment, and contractor and manufacturing services	through February 2018	1,463.7
Other (4)	Processing and warehousing services, energy contracts	through December 2027	168.1
			$7,507.8

(1)
Grape purchase contracts require the purchase of grape production yielded from a specified number of acres. The actual tonnage and price of grapes that we must purchase will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract.

(2)	Consists of a minimum purchase obligation under the interim supply agreement for finished goods entered into in connection with the Beer Business Acquisition.

(3)	Consists of purchase commitments entered into primarily in connection with the Brewery and glass production plant expansions.

(4)	Includes commitments to utilize outside services to process, package and/or store a minimum volume quantity, as well as for the purchase of certain energy requirements.

Indemnification liabilities –
In connection with a prior divestiture, we indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of the divested business, a certain facility in the U.K. and certain income tax matters. During the year ended February 28, 2015, we were released from one of our guarantees, resulting in a gain of $7.5 million. This gain is included in selling, general and administrative expenses. As of February 28, 2015, and February 28, 2014, the carrying amount of these indemnification liabilities was $3.7 million and $11.6 million, respectively, and is included in other liabilities. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, we would be required to reimburse the indemnified party. As of February 28, 2015, we estimate that these indemnifications could require us to make potential future payments of up to $71.2 million under these indemnifications with $57.6 million of this amount able to be recovered by us from third parties under recourse provisions. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Employment contracts –
We have employment contracts with our executive officers and certain other management personnel with either automatic one year renewals after an initial term or an indefinite term of employment unless terminated by either party. These employment contracts provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified goals. These employment contracts may also provide for severance payments in the event of specified termination of employment. In addition, we have employment arrangements with certain other management personnel which provide for severance payments in the event of specified termination of employment. As of February 28, 2015, the aggregate commitment for potential future compensation and severance, excluding incentive bonuses, was $40.4 million, of which $9.6 million was accrued.

Employees covered by collective bargaining agreements –
Approximately 14% of our employees are covered by collective bargaining agreements at February 28, 2015. Agreements expiring within one year cover approximately 7% of our employees.

Legal matters –
In the course of its business, we are subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on our financial condition, results of operations or cash flows.

15.    STOCKHOLDERS’ EQUITY:

Common stock –
We have two classes of outstanding common stock:  Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If we pay a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on

Class A Common Stock without paying any dividend on Class B Convertible Common Stock. However, our senior credit facility limits the cash dividends that we can pay on our common stock to a fixed amount per quarter, or, if a larger amount is desired, any such amount is permitted so long as minimum cash availability exists and a leverage test is met.

In addition, we have a class of common stock consisting of shares of Class 1 Common Stock. Shares of Class 1 Common Stock generally have no voting rights. Class 1 Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Common Stock acquired upon conversion. Because shares of Class 1 Common Stock are convertible into shares of Class A Common Stock, for each share of Class 1 Common Stock issued, we must reserve one share of Class A Common Stock for issuance upon the conversion of the share of Class 1 Common Stock. Holders of Class 1 Common Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If we pay a cash dividend on Class 1 Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of cash dividend per share paid on Class 1 Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying a dividend on Class 1 Common Stock. The cash dividends declared and paid on Class B Convertible Common Stock and Class 1 Common Stock must always be the same.

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 29, 2012	233,751,797	28,583,916	11,549	63,015,441	5,005,800
Share repurchases	—	—	—	17,994,466	—
Conversion of shares	78,496	(66,881)	(11,615)	—	—
Exercise of stock options	8,234,221	—	103	—	—
Employee stock purchases	—	—	—	(210,895)	—
Grant of restricted stock awards	—	—	—	(18,190)	—
Vesting of restricted stock units (1)	—	—	—	(42,664)	—
Cancellation of restricted shares	—	—	—	61,140	—
Balance at February 28, 2013	242,064,514	28,517,035	37	80,799,298	5,005,800
Conversion of shares	80,507	(80,470)	(37)	—	—
Exercise of stock options	6,119,923	—	—	—	—
Employee stock purchases	—	—	—	(163,817)	—
Grant of restricted stock awards	—	—	—	(12,375)	—
Vesting of restricted stock units (1)	—	—	—	(121,539)	—
Vesting of performance share units (2)	—	—	—	(309,653)	—
Cancellation of restricted shares	—	—	—	33,661	—
Balance at February 28, 2014	248,264,944	28,436,565	—	80,225,575	5,005,800
Conversion of shares	46,957	(46,957)	—	—	—
Exercise of stock options	2,527,458	—	—	—	—
Employee stock purchases	—	—	—	(117,301)	—
Grant of restricted stock awards	—	—	—	(6,424)	—
Vesting of restricted stock units (1)	—	—	—	(140,396)	—
Vesting of performance share units (2)	—	—	—	(288,021)	—
Cancellation of restricted shares	—	—	—	8,426	—
Balance at February 28, 2015	250,839,359	28,389,608	—	79,681,859	5,005,800

(1)	Net of 101,499 shares, 96,767 shares and 23,836 shares withheld for the years ended February 28, 2015, February 28, 2014, and February 28, 2013, respectively, to satisfy tax withholding requirements.

(2)	Net of 248,499 shares and 267,577 shares withheld for the years ended February 28, 2015, and February 28, 2014, respectively, to satisfy tax withholding requirements.

Stock repurchases –
In April 2011, our Board of Directors authorized the repurchase of up to $500.0 million of our Class A Common Stock and Class B Convertible Common Stock (the “2012 Authorization”), which was completed during the year ended February 28, 2013. In April 2012, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Shares repurchased under both authorizations have become treasury shares.

Shares repurchased are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased	Average Price Per Share
(in millions, except share and per share data)
2012 Authorization (1)	$500.0	$500.0	25,204,747	$19.84
2013 Authorization (2)	$1,000.0	$296.7	14,023,985	$21.15

(1)	During the year ended February 28, 2013, we repurchased 3,970,481 shares of Class A Common Stock at an aggregate cost of $86.3 million.

(2)	All share repurchases occurred during the year ended February 28, 2013.

Common stock dividends –
In April 2015, our Board of Directors declared an initial quarterly cash dividend of $0.31 per share of Class A Common Stock, $0.28 per share of Class B Convertible Common Stock and $0.28 per share of Class 1 Common Stock payable in the first quarter of fiscal 2016.

16.    STOCK-BASED EMPLOYEE COMPENSATION:

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost and income tax benefits recognized for our stock-based awards are as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
(in millions)
Total compensation cost recognized in our results of operations	$55.0	$49.9	$40.8
Total income tax benefit recognized in our results of operations	$18.7	$17.1	$13.8
Total compensation cost capitalized in inventory on our balance sheets	$3.7	$4.2	$4.1

Long-term stock incentive plan –
Under our Long-Term Stock Incentive Plan, nonqualified stock options, restricted stock, restricted stock units, performance share units and other stock-based awards may be granted to our employees, officers and directors. The aggregate number of shares of our Class A Common Stock and Class 1 Common Stock available for awards under our Long-Term Stock Incentive Plan is 108,000,000 shares.

The exercise price, vesting period and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of our Class A Common Stock on the date of grant. Nonqualified stock options generally vest and become exercisable over a four-year period from the date of grant and expire as established by the Committee, but not later than ten years after the grant date.

Grants of restricted stock, restricted stock units, performance share units and other stock-based awards may contain such vesting periods, terms, conditions and other requirements as the Committee may establish. Restricted stock and restricted stock unit awards are based on service and generally vest over one to four years from the date of grant. Performance share unit awards are based on service and the satisfaction of certain performance conditions, and vest over a required employee service period, generally from one to three years from the date of grant, which closely matches the performance period. The performance conditions include the achievement of specified financial or operational performance metrics, or market conditions which require the achievement of specified levels of shareholder return relative to other companies as defined in the applicable performance share unit agreement. The actual number of shares to be awarded upon vesting of a performance share unit award will range between 0% and 200% of the target award, based upon the measure of performance as certified by the Committee.

A summary of stock option activity, primarily under our Long-Term Stock Incentive Plan, is as follows:

	For the Years Ended
	February 28, 2015		February 28, 2014		February 28, 2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	15,314,074	$21.82	20,264,078	$19.48	26,931,297	$19.03
Granted	881,584	$79.86	1,284,500	$48.79	1,980,260	$24.65
Exercised	(2,527,458)	$22.02	(6,119,923)	$19.63	(8,234,324)	$19.18
Forfeited	(52,779)	$42.79	(103,497)	$28.86	(207,945)	$17.81
Expired	(1,806)	$19.55	(11,084)	$18.79	(205,210)	$24.11
Outstanding as of last day of February	13,613,615	$25.46	15,314,074	$21.82	20,264,078	$19.48
Exercisable	10,499,030	$19.45	10,913,019	$18.91	13,697,345	$19.66

The following table summarizes information about stock options outstanding at February 28, 2015:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$11.85 – $18.27	4,108,263	4.5 years	$13.86
$19.12 – $24.13	5,050,246	3.9 years	$20.28
$24.50 – $53.41	3,584,802	6.0 years	$32.84
$79.61 – $88.13	870,304	9.2 years	$79.86
Options outstanding	13,613,615	5.0 years	$25.46	$1,215,154,306
Options exercisable	10,499,030	4.1 years	$19.45	$1,000,201,795

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Fair value of stock options vested	$19,644,551	$20,457,096	$22,421,290
Intrinsic value of stock options exercised	$185,751,055	$235,540,914	$95,033,640
Tax benefit realized from stock options exercised	$62,165,063	$61,354,379	$25,274,158

The weighted average grant-date fair value of stock options granted and the weighted average assumptions used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Grant-date fair value	$27.77	$16.88	$8.39
Expected life (1)	5.9 years	5.9 years	6.0 years
Expected volatility (2)	32.4%	34.8%	32.7%
Risk-free interest rate (3)	2.1%	0.9%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%

(1)	Based on historical experience of employees’ exercise behavior for similar type awards.

(2)	Based primarily on historical volatility levels of our Class A Common Stock.

(3)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

A summary of restricted Class A Common Stock activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2015		February 28, 2014		February 28, 2013
Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Outstanding balance as of March 1, Nonvested	408,744	$20.18	1,128,024	$17.16	1,797,888	$16.72
Granted	6,424	$87.13	12,375	$50.90	18,190	$30.14
Vested	(289,688)	$20.90	(697,994)	$15.90	(626,914)	$16.26
Forfeited	(8,426)	$20.43	(33,661)	$19.00	(61,140)	$17.44
Outstanding balance as of last day of February, Nonvested	117,054	$25.15	408,744	$20.18	1,128,024	$17.16

	For the Years Ended
	February 28, 2015		February 28, 2014		February 28, 2013
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding balance as of March 1, Nonvested	1,104,580	$39.87	721,503	$23.65	203,082	$17.01
Granted	250,923	$80.72	656,710	$50.74	609,080	$25.08
Vested	(241,895)	$32.34	(218,306)	$21.30	(66,500)	$16.69
Forfeited	(49,882)	$41.05	(55,327)	$30.58	(24,159)	$23.31
Outstanding balance as of last day of February, Nonvested	1,063,726	$51.16	1,104,580	$39.87	721,503	$23.65

	For the Years Ended
	February 28, 2015		February 28, 2014		February 28, 2013
Performance Share Units	Number of Performance Share Units	Weighted Average Grant-Date Fair Value	Number of Performance Share Units	Weighted Average Grant-Date Fair Value	Number of Performance Share Units	Weighted Average Grant-Date Fair Value
Outstanding balance as of March 1, Nonvested	798,600	$39.67	729,010	$25.86	488,210	$19.09
Granted	108,290	$99.64	298,710	$57.88	256,420	$38.47
Performance achievement (1)	268,260	$21.65	379,780	$16.83	—	$—
Vested	(536,520)	$21.65	(577,230)	$16.88	—	$—
Forfeited	(20,946)	$47.21	(31,670)	$34.98	(15,620)	$21.15
Outstanding balance as of last day of February, Nonvested	617,684	$58.21	798,600	$39.67	729,010	$25.86

(1)	Reflects the number of awards achieved above target levels based on actual performance measured at the end of the performance period.

The fair value of shares vested for our restricted Class A Common Stock awards is as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Restricted stock awards	$23,614,008	$34,427,377	$13,741,842
Restricted stock units	$19,683,843	$10,747,204	$1,443,700
Performance share units	$43,597,615	$28,501,403	$—

The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average assumptions used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Grant-date fair value	$101.05	$66.33	$38.47
Grant-date price	$79.61	$48.89	$24.50
Performance period	3.0 years	3.0 years	2.9 years
Expected volatility (1)	38.2%	38.7%	28.6%
Risk-free interest rate (2)	0.8%	0.4%	0.5%
Expected dividend yield	0.0%	0.0%	0.0%

(1)	Based primarily on historical volatility levels of our Class A Common Stock.

(2)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.

Employee stock purchase plan –
We have a stock purchase plan (the “Employee Stock Purchase Plan”) under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 28, 2015, February 28, 2014, and February 28, 2013, employees purchased 117,301 shares, 163,817 shares and 210,895 shares, respectively, under this plan.

The weighted average grant-date fair value of purchase rights granted under the Employee Stock Purchase Plan and the weighted average assumptions used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Grant-date fair value	$19.42	$13.83	$8.23
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility (1)	18.4%	24.4%	41.8%
Risk-free interest rate (2)	0.0%	0.1%	0.1%
Expected dividend yield	0.0%	0.0%	0.0%

(1)	Based primarily on historical volatility levels of our Class A Common Stock.

(2)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

As of February 28, 2015, there was $74.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 2.2 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

17.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the years ended February 28, 2015, February 28, 2014, and February 28, 2013, net income per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the years ended February 28, 2015, February 28, 2014, and February 28, 2013, net income per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted net income per common share is as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
(in millions, except per share data)
Net income attributable to CBI	$839.3	$1,943.1	$387.8

Weighted average common shares outstanding – basic:
Class A Common Stock	169.325	164.687	158.658
Class B Convertible Common Stock	23.397	23.467	23.532

Weighted average common shares outstanding – diluted:
Class A Common Stock	169.325	164.687	158.658
Class B Convertible Common Stock	23.397	23.467	23.532
Stock-based awards, primarily stock options	8.502	9.416	8.117
Weighted average common shares outstanding – diluted	201.224	197.570	190.307

Net income per common share attributable to CBI – basic:
Class A Common Stock	$4.40	$10.45	$2.15
Class B Convertible Common Stock	$4.00	$9.50	$1.96
Net income per common share attributable to CBI – diluted:
Class A Common Stock	$4.17	$9.83	$2.04
Class B Convertible Common Stock	$3.83	$9.04	$1.87

18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Other comprehensive loss, net of income tax effect, includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2013
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net losses	$(46.9)	$9.5	$(37.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(46.9)	9.5	(37.4)
Unrealized gain on cash flow hedges:
Net derivative losses	(4.9)	2.4	(2.5)
Reclassification adjustments	6.2	(3.4)	2.8
Net gain recognized in other comprehensive loss	1.3	(1.0)	0.3
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.7	(0.3)	0.4
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.7	(0.3)	0.4
Pension/postretirement adjustments:
Net actuarial losses	(7.4)	1.9	(5.5)
Reclassification adjustments	0.8	(0.2)	0.6
Net loss recognized in other comprehensive loss	(6.6)	1.7	(4.9)
Other comprehensive loss	$(51.5)	$9.9	$(41.6)

For the Year Ended February 28, 2014
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net losses	$(63.2)	$(3.6)	$(66.8)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(63.2)	(3.6)	(66.8)
Unrealized gain on cash flow hedges:
Net derivative gains	9.8	(2.7)	7.1
Reclassification adjustments	7.8	(3.6)	4.2
Net gain recognized in other comprehensive loss	17.6	(6.3)	11.3
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(2.8)	(0.3)	(3.1)
Reclassification adjustments	(0.1)	0.3	0.2
Net loss recognized in other comprehensive loss	(2.9)	—	(2.9)
Pension/postretirement adjustments:
Net actuarial gains	15.4	(4.0)	11.4
Reclassification adjustments	1.1	(0.2)	0.9
Net gain recognized in other comprehensive loss	16.5	(4.2)	12.3
Other comprehensive loss	$(32.0)	$(14.1)	$(46.1)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2015
Other comprehensive loss:
Foreign currency translation adjustments:
Net losses	$(203.3)	$13.6	$(189.7)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(203.3)	13.6	(189.7)
Unrealized loss on cash flow hedges:
Net derivative losses	(33.6)	9.6	(24.0)
Reclassification adjustments	6.8	(3.0)	3.8
Net loss recognized in other comprehensive loss	(26.8)	6.6	(20.2)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(1.0)	—	(1.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(1.0)	—	(1.0)
Pension/postretirement adjustments:
Net actuarial losses	(8.1)	2.1	(6.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(8.1)	2.1	(6.0)
Other comprehensive loss	$(239.2)	$22.3	$(216.9)

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2014	$103.6	$(8.9)	$(1.5)	$(7.2)	$86.0
Other comprehensive loss:
Other comprehensive loss before reclassification adjustments	(189.7)	(24.0)	(1.0)	(6.0)	(220.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.8	—	—	3.8
Other comprehensive loss	(189.7)	(20.2)	(1.0)	(6.0)	(216.9)
Balance, February 28, 2015	$(86.1)	$(29.1)	$(2.5)	$(13.2)	$(130.9)

19.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Net sales to our five largest customers represented 33.7%, 36.6% and 57.8% of our net sales for the years ended February 28, 2015, February 28, 2014, and February 28, 2013, respectively. Net sales to our five largest customers are expected to continue to represent a significant portion of our revenues. Net sales to individual customers which amount to 10% or more of our net sales, and associated amounts receivable from these customers as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Southern Wine and Spirits
Net sales	15.4%	18.4%	30.0%
Accounts receivable	24.4%	26.6%	34.5%

Republic National Distributing Company
Net sales	7.6%	9.7%	15.6%
Accounts receivable	11.5%	13.9%	18.7%

Net sales for the above customers are primarily reported within the Wine and Spirits segment. Our arrangements with certain of our customers may, generally, be terminated by either party with prior notice. The majority of our accounts receivable balance is generated from sales to independent distributors with whom we have a predetermined collection date arranged through electronic funds transfer. We perform ongoing credit evaluations of our customers’ financial position, and management is of the opinion that any risk of significant loss is reduced due to the diversity of our customers and geographic sales area.

20.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of February 28, 2015, and February 28, 2014, the condensed consolidating statements of comprehensive income for the years ended February 28, 2015, February 28, 2014, and February 28, 2013, and the condensed consolidating statements of cash flows for the years ended February 28, 2015, February 28, 2014, and February 28, 2013, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial statements for our Subsidiary Guarantors are not presented because we have determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2015
Current assets:
Cash and cash equivalents	$24.5	$0.7	$84.9	$—	$110.1
Accounts receivable	0.8	27.3	570.8	—	598.9
Inventories	153.3	1,419.0	357.7	(102.8)	1,827.2
Intercompany receivable	13,158.7	18,389.9	6,512.0	(38,060.6)	—
Prepaid expenses and other	46.2	94.0	427.0	(192.6)	374.6
Total current assets	13,383.5	19,930.9	7,952.4	(38,356.0)	2,910.8
Property, plant and equipment	59.3	854.5	1,767.8	—	2,681.6
Investments in subsidiaries	11,657.2	13.8	—	(11,671.0)	—
Goodwill	—	5,411.3	796.9	—	6,208.2
Intangible assets	—	703.3	2,474.3	3.4	3,181.0
Intercompany notes receivable	4,087.3	129.9	—	(4,217.2)	—
Other assets	61.4	68.4	33.1	—	162.9
Total assets	$29,248.7	$27,112.1	$13,024.5	$(54,240.8)	$15,144.5

Current liabilities:
Notes payable to banks	$—	$—	$52.4	$—	$52.4
Current maturities of long-term debt	92.3	16.9	48.9	—	158.1
Accounts payable	41.2	113.2	131.4	—	285.8
Accrued excise taxes	12.6	11.3	4.8	—	28.7
Intercompany payable	17,206.7	14,201.6	6,652.3	(38,060.6)	—
Other accrued expenses and liabilities	462.5	211.2	156.9	(224.9)	605.7
Total current liabilities	17,815.3	14,554.2	7,046.7	(38,285.5)	1,130.7
Long-term debt, less current maturities	5,601.4	30.9	1,505.2	—	7,137.5
Deferred income taxes	17.6	633.6	167.7	—	818.9
Intercompany notes payable	—	3,863.4	353.8	(4,217.2)	—
Other liabilities	43.7	36.7	95.7	—	176.1
Total liabilities	23,478.0	19,118.8	9,169.1	(42,502.7)	9,263.2
Total CBI stockholders’ equity	5,770.7	7,993.3	3,744.8	(11,738.1)	5,770.7
Noncontrolling interests	—	—	110.6	—	110.6
Total stockholders’ equity	5,770.7	7,993.3	3,855.4	(11,738.1)	5,881.3
Total liabilities and stockholders’ equity	$29,248.7	$27,112.1	$13,024.5	$(54,240.8)	$15,144.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2014
Current assets:
Cash and cash equivalents	$0.5	$0.8	$62.6	$—	$63.9
Accounts receivable	0.2	9.0	617.0	—	626.2
Inventories	153.5	1,270.0	384.8	(64.5)	1,743.8
Intercompany receivable	8,529.4	13,339.0	4,104.0	(25,972.4)	—
Prepaid expenses and other	49.1	61.6	701.6	(499.0)	313.3
Total current assets	8,732.7	14,680.4	5,870.0	(26,535.9)	2,747.2
Property, plant and equipment	39.4	846.3	1,128.6	—	2,014.3
Investments in subsidiaries	10,795.6	9.4	—	(10,805.0)	—
Goodwill	—	5,411.3	735.5	—	6,146.8
Intangible assets	—	707.6	2,523.0	0.5	3,231.1
Intercompany notes receivable	3,606.0	8.5	—	(3,614.5)	—
Other assets	62.4	64.6	35.7	—	162.7
Total assets	$23,236.1	$21,728.1	$10,292.8	$(40,954.9)	$14,302.1

Current liabilities:
Notes payable to banks	$—	$—	$57.2	$—	$57.2
Current maturities of long-term debt	547.1	16.4	26.5	—	590.0
Accounts payable	24.4	109.0	161.8	—	295.2
Accrued excise taxes	13.7	8.5	5.5	—	27.7
Intercompany payable	11,996.5	9,700.4	4,275.5	(25,972.4)	—
Other accrued expenses and liabilities	712.9	182.3	680.7	(520.3)	1,055.6
Total current liabilities	13,294.6	10,016.6	5,207.2	(26,492.7)	2,025.7
Long-term debt, less current maturities	4,892.3	32.8	1,448.2	—	6,373.3
Deferred income taxes	17.2	569.4	176.0	—	762.6
Intercompany notes payable	—	3,597.7	16.8	(3,614.5)	—
Other liabilities	50.7	21.5	87.0	—	159.2
Total liabilities	18,254.8	14,238.0	6,935.2	(30,107.2)	9,320.8
Total CBI stockholders’ equity	4,981.3	7,490.1	3,357.6	(10,847.7)	4,981.3
Noncontrolling interests	—	—	—	—	—
Total stockholders’ equity	4,981.3	7,490.1	3,357.6	(10,847.7)	4,981.3
Total liabilities and stockholders’ equity	$23,236.1	$21,728.1	$10,292.8	$(40,954.9)	$14,302.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2015
Sales	$2,406.4	$5,078.3	$3,004.1	$(3,816.7)	$6,672.1
Less – excise taxes	(324.8)	(251.6)	(67.7)	—	(644.1)
Net sales	2,081.6	4,826.7	2,936.4	(3,816.7)	6,028.0
Cost of product sold	(1,678.4)	(3,629.0)	(1,870.3)	3,728.3	(3,449.4)
Gross profit	403.2	1,197.7	1,066.1	(88.4)	2,578.6
Selling, general and administrative expenses	(388.2)	(470.1)	(273.4)	53.3	(1,078.4)
Operating income	15.0	727.6	792.7	(35.1)	1,500.2
Equity in earnings of equity method investees and subsidiaries	828.0	24.6	1.2	(832.3)	21.5
Interest income	0.1	—	1.3	—	1.4
Intercompany interest income	177.8	222.7	—	(400.5)	—
Interest expense	(296.4)	(1.4)	(41.3)	—	(339.1)
Intercompany interest expense	(222.0)	(177.6)	(0.9)	400.5	—
Loss on write-off of financing costs	—	—	(4.4)	—	(4.4)
Income before income taxes	502.5	795.9	748.6	(867.4)	1,179.6
(Provision for) benefit from income taxes	336.8	(295.5)	(395.7)	11.0	(343.4)
Net income	839.3	500.4	352.9	(856.4)	836.2
Net loss attributable to noncontrolling interests	—	—	3.1	—	3.1
Net income attributable to CBI	$839.3	$500.4	$356.0	$(856.4)	$839.3

Comprehensive income attributable to CBI	$622.4	$503.7	$132.2	$(635.9)	$622.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2014
Sales	$2,351.8	$3,868.3	$2,093.9	$(2,903.0)	$5,411.0
Less – excise taxes	(317.3)	(155.9)	(70.1)	—	(543.3)
Net sales	2,034.5	3,712.4	2,023.8	(2,903.0)	4,867.7
Cost of product sold	(1,730.3)	(2,661.6)	(1,312.1)	2,828.0	(2,876.0)
Gross profit	304.2	1,050.8	711.7	(75.0)	1,991.7
Selling, general and administrative expenses	(395.4)	(361.7)	(155.0)	17.0	(895.1)
Impairment of goodwill and intangible assets	—	—	(300.9)	—	(300.9)
Gain on remeasurement to fair value of equity method investment	—	1,642.0	—	—	1,642.0
Operating income (loss)	(91.2)	2,331.1	255.8	(58.0)	2,437.7
Equity in earnings of equity method investees and subsidiaries	2,219.2	92.7	0.6	(2,224.7)	87.8
Interest income	0.1	—	7.6	—	7.7
Intercompany interest income	152.4	168.5	1.5	(322.4)	—
Interest expense	(283.2)	(2.5)	(45.2)	—	(330.9)
Intercompany interest expense	(168.1)	(153.6)	(0.7)	322.4	—
Income before income taxes	1,829.2	2,436.2	219.6	(2,282.7)	2,202.3
(Provision for) benefit from income taxes	113.9	(292.5)	(100.1)	19.5	(259.2)
Net income	1,943.1	2,143.7	119.5	(2,263.2)	1,943.1
Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to CBI	$1,943.1	$2,143.7	$119.5	$(2,263.2)	$1,943.1

Comprehensive income attributable to CBI	$1,897.0	$2,167.7	$64.0	$(2,231.7)	$1,897.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2013
Sales	$2,065.4	$1,758.6	$827.8	$(1,480.4)	$3,171.4
Less – excise taxes	(213.0)	(95.9)	(66.4)	—	(375.3)
Net sales	1,852.4	1,662.7	761.4	(1,480.4)	2,796.1
Cost of product sold	(1,537.2)	(1,156.6)	(460.8)	1,466.8	(1,687.8)
Gross profit	315.2	506.1	300.6	(13.6)	1,108.3
Selling, general and administrative expenses	(344.1)	(101.4)	(154.3)	14.4	(585.4)
Operating income (loss)	(28.9)	404.7	146.3	0.8	522.9
Equity in earnings of equity method investees and subsidiaries	622.2	232.9	0.5	(622.5)	233.1
Interest income	0.6	—	6.2	—	6.8
Intercompany interest income	79.0	193.2	1.5	(273.7)	—
Interest expense	(230.1)	(1.4)	(2.4)	—	(233.9)
Intercompany interest expense	(193.2)	(80.2)	(0.3)	273.7	—
Loss on write-off of financing costs	(12.5)	—	—	—	(12.5)
Income before income taxes	237.1	749.2	151.8	(621.7)	516.4
(Provision for) benefit from income taxes	150.7	(274.7)	(4.5)	(0.1)	(128.6)
Net income	387.8	474.5	147.3	(621.8)	387.8
Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to CBI	$387.8	$474.5	$147.3	$(621.8)	$387.8

Comprehensive income attributable to CBI	$346.2	$439.5	$103.5	$(543.0)	$346.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2015
Net cash provided by (used in) operating activities	$(553.6)	$784.5	$850.1	$—	$1,081.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(23.1)	(83.7)	(612.6)	—	(719.4)
Purchase of business, net of cash acquired	—	—	(310.3)	—	(310.3)
Net proceeds from intercompany notes	485.4	—	—	(485.4)	—
Net investments in equity affiliates	(2.6)	—	—	2.6	—
Other investing activities	(0.1)	(5.6)	19.5	—	13.8
Net cash provided by (used in) investing activities	459.6	(89.3)	(903.4)	(482.8)	(1,015.9)

Cash flows from financing activities:
Payments of dividends	—	—	(38.8)	38.8	—
Net contributions from (returns of capital to) equity affiliates	—	(31.5)	72.9	(41.4)	—
Net proceeds from (repayments of) intercompany notes	(262.8)	(618.1)	395.5	485.4	—
Principal payments of long-term debt	(549.2)	(19.6)	(36.9)	—	(605.7)
Payment of delayed purchase price arrangement	—	—	(543.3)	—	(543.3)
Payments of minimum tax withholdings on stock-based payment awards	—	(26.1)	(2.3)	—	(28.4)
Payments of financing costs of long-term debt	(11.7)	—	(2.1)	—	(13.8)
Proceeds from issuance of long-term debt	800.0	—	105.0	—	905.0
Proceeds from noncontrolling interests	—	—	115.0	—	115.0
Excess tax benefits from stock-based payment awards	78.0	—	—	—	78.0
Proceeds from shares issued under equity compensation plans	63.7	—	—	—	63.7
Net proceeds from notes payable	—	—	13.1	—	13.1
Net cash provided by (used in) financing activities	118.0	(695.3)	78.1	482.8	(16.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2.5)	—	(2.5)

Net increase (decrease) in cash and cash equivalents	24.0	(0.1)	22.3	—	46.2
Cash and cash equivalents, beginning of year	0.5	0.8	62.6	—	63.9
Cash and cash equivalents, end of year	$24.5	$0.7	$84.9	$—	$110.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2014
Net cash provided by (used in) operating activities	$(466.1)	$1,070.7	$240.4	$(18.8)	$826.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.4)	(61.4)	(156.7)	—	(223.5)
Purchase of business, net of cash acquired	—	(1,770.0)	(2,911.3)	—	(4,681.3)
Net proceeds from intercompany notes	972.6	—	—	(972.6)	—
Net returns of capital from (investments in) equity affiliates	(1,133.2)	(5.1)	0.1	1,138.2	—
Other investing activities	—	2.4	38.6	—	41.0
Net cash used in investing activities	(166.0)	(1,834.1)	(3,029.3)	165.6	(4,863.8)

Cash flows from financing activities:
Payments of dividends	—	—	(84.3)	84.3	—
Net contributions from (returns of capital to) equity affiliates	—	(172.8)	1,376.5	(1,203.7)	—
Net proceeds from (repayments of) intercompany notes	(1,850.1)	972.9	(95.4)	972.6	—
Principal payments of long-term debt	(49.8)	(20.2)	(26.4)	—	(96.4)
Payments of minimum tax withholdings on stock-based payment awards	—	(16.4)	(1.6)	—	(18.0)
Payments of financing costs of long-term debt	(69.6)	—	(12.6)	—	(82.2)
Proceeds from issuance of long-term debt	2,225.0	—	1,500.0	—	3,725.0
Excess tax benefits from stock-based payment awards	65.4	—	—	—	65.4
Proceeds from shares issued under equity compensation plans	125.9	—	—	—	125.9
Net proceeds from notes payable	—	—	57.3	—	57.3
Net cash provided by financing activities	446.8	763.5	2,713.5	(146.8)	3,777.0

Effect of exchange rate changes on cash and cash equivalents	—	—	(7.0)	—	(7.0)

Net increase (decrease) in cash and cash equivalents	(185.3)	0.1	(82.4)	—	(267.6)
Cash and cash equivalents, beginning of year	185.8	0.7	145.0	—	331.5
Cash and cash equivalents, end of year	$0.5	$0.8	$62.6	$—	$63.9

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2013
Net cash provided by (used in) operating activities	$(336.2)	$722.7	$169.8	$—	$556.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.0)	(39.8)	(17.3)	—	(62.1)
Purchase of business, net of cash acquired	—	(159.3)	—	—	(159.3)
Net proceeds from intercompany notes	503.2	—	—	(503.2)	—
Net returns of capital from (investments in) equity affiliates	37.2	(0.3)	—	(36.9)	—
Other investing activities	0.6	9.6	4.4	—	14.6
Net cash provided by (used in) investing activities	536.0	(189.8)	(12.9)	(540.1)	(206.8)

Cash flows from financing activities:
Net returns of capital to equity affiliates	—	(20.8)	(16.1)	36.9	—
Net proceeds from (repayments of) intercompany notes	0.5	(503.5)	(0.2)	503.2	—
Principal payments of long-term debt	(1,528.7)	(8.5)	—	—	(1,537.2)
Payments of minimum tax withholdings on stock-based payment awards	—	—	(0.5)	—	(0.5)
Payment of financing costs of long-term debt	(35.8)	—	—	—	(35.8)
Proceeds from issuance of long-term debt	2,050.0	—	—	—	2,050.0
Excess tax benefits from stock-based payment awards	17.7	—	—	—	17.7
Proceeds from shares issued under equity compensation plans	162.7	—	—	—	162.7
Net repayments of notes payable	(297.9)	—	(74.7)	—	(372.6)
Purchases of treasury stock	(383.0)	—	—	—	(383.0)
Net cash used in financing activities	(14.5)	(532.8)	(91.5)	540.1	(98.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5.1)	—	(5.1)

Net increase in cash and cash equivalents	185.3	0.1	60.3	—	245.7
Cash and cash equivalents, beginning of year	0.5	0.6	84.7	—	85.8
Cash and cash equivalents, end of year	$185.8	$0.7	$145.0	$—	$331.5

21.    BUSINESS SEGMENT INFORMATION:

Prior to the Beer Business Acquisition, Crown Imports was one of our reportable segments. In connection with the Beer Business Acquisition and the resulting consolidation of the acquired businesses from the date of acquisition, the Crown Imports segment, together with the Brewery Purchase, is now known as the Beer segment. Accordingly, our internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and we report our operating results in three segments:  (i)  Beer, (ii)  Wine and Spirits, and

(iii)  Corporate Operations and Other. In the Beer segment, we have an exclusive perpetual brand license to import, market and sell in the U.S. the Mexican Beer Brands. In the Wine and Spirits segment, we sell a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine, complemented by certain premium spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our chief operating decision maker’s evaluation of the operating income performance of the other reportable segments. The business segments reflect how our operations are managed, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting.

In addition, management excludes items that affect comparability (“Unusual Items”) from its evaluation of the results of each operating segment as these Unusual Items are not reflective of continuing operations of the segments. Segment operating performance and segment management compensation are evaluated based upon continuing segment operating income (loss). As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

We evaluate segment operating performance based on operating income (loss) of the respective business units. Unusual Items that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(32.7)	$1.5	$—
Amortization of favorable interim supply agreement	(28.4)	(6.0)	—
Settlements of undesignated commodity derivative contracts	4.4	(0.5)	—
Flow through of inventory step-up	—	(11.0)	(7.8)
Other losses	(2.8)	—	—
Total cost of product sold	(59.5)	(16.0)	(7.8)

Selling, general and administrative expenses
Transaction, integration and other acquisition-related costs	(30.5)	(51.5)	(27.7)
Other gains (losses)	7.2	(4.2)	1.7
Total selling, general and administrative expenses	(23.3)	(55.7)	(26.0)

Impairment of goodwill and intangible assets	—	(300.9)	—

Gain on remeasurement to fair value of equity method investment	—	1,642.0	—

Unusual Items, Operating income (loss)	$(82.8)	$1,269.4	$(33.8)

The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. Segment information is as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
(in millions)
Beer
Net sales	$3,188.6	$2,835.6	$2,588.1
Segment operating income	$1,017.8	$772.9	$448.0
Long-lived tangible assets	$1,485.6	$801.3	$8.8
Total assets	$8,289.1	$7,420.8	$440.5
Capital expenditures	$587.3	$137.3	$1.3
Depreciation and amortization	$45.4	$29.6	$2.5

Wine and Spirits
Net sales:
Wine	$2,523.4	$2,554.2	$2,495.8
Spirits	316.0	291.3	300.3
Net sales	$2,839.4	$2,845.5	$2,796.1
Segment operating income	$674.3	$637.8	$650.2
Equity in earnings of equity method investees	$21.5	$17.6	$13.0
Long-lived tangible assets	$1,071.8	$1,097.4	$1,100.5
Investments in equity method investees	$73.5	$73.3	$74.3
Total assets	$6,508.2	$6,515.5	$6,921.8
Capital expenditures	$96.8	$71.7	$53.6
Depreciation and amortization	$100.0	$96.7	$91.6

Corporate Operations and Other
Segment operating loss	$(109.1)	$(99.8)	$(93.5)
Long-lived tangible assets	$124.2	$115.6	$128.5
Total assets	$347.2	$365.8	$547.0
Capital expenditures	$35.3	$14.8	$8.5
Depreciation and amortization	$28.2	$23.5	$23.8

Unusual Items
Operating income (loss)	$(82.8)	$1,269.4	$(33.8)
Equity in losses of equity method investees	$—	$(0.1)	$(1.0)
Depreciation and amortization	$28.4	$6.0	$—

Consolidation and Eliminations
Net sales	$—	$(813.4)	$(2,588.1)
Operating income	$—	$(142.6)	$(448.0)
Equity in earnings of Crown Imports	$—	$70.3	$221.1
Long-lived tangible assets	$—	$—	$(8.8)
Investments in equity method investees	$—	$—	$169.3
Total assets	$—	$—	$(271.2)
Capital expenditures	$—	$(0.3)	$(1.3)
Depreciation and amortization	$—	$(0.5)	$(2.5)

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
(in millions)
Consolidated
Net sales	$6,028.0	$4,867.7	$2,796.1
Operating income	$1,500.2	$2,437.7	$522.9
Equity in earnings of equity method investees	$21.5	$87.8	$233.1
Long-lived tangible assets	$2,681.6	$2,014.3	$1,229.0
Investments in equity method investees	$73.5	$73.3	$243.6
Total assets	$15,144.5	$14,302.1	$7,638.1
Capital expenditures	$719.4	$223.5	$62.1
Depreciation and amortization	$202.0	$155.3	$115.4

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in Canada, New Zealand and Italy for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer. Previously, revenues were attributed to countries based on the location of the selling company. Accordingly, the net sales geographic data for the years ended February 28, 2014, and February 28, 2013, has been restated to conform to the new presentation.

Geographic data is as follows:

	For the Years Ended
	February 28, 2015	February 28, 2014	February 28, 2013
(in millions)
Net sales
U.S.	$5,360.0	$4,169.8	$2,114.5
Non-U.S. (primarily Canada)	668.0	697.9	681.6
Total	$6,028.0	$4,867.7	$2,796.1

	February 28, 2015	February 28, 2014
(in millions)
Long-lived tangible assets
U.S.	$909.7	$901.6
Non-U.S. (primarily Mexico)	1,771.9	1,112.7
Total	$2,681.6	$2,014.3

22.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

Revenue recognition –
In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five step process will be utilized to recognize revenue, as follows:  (i)  identify the contract with a customer, (ii)  identify the performance obligations in the contract, (iii)  determine the transaction price, (iv)  allocate the transaction price to the performance obligations in the contract and (v)  recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this guidance for our annual and interim periods beginning March 1, 2017, utilizing one of two methods:  retrospective restatement for each reporting period presented at time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard’s effective date for all entities. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

23.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	May 31, 2014	August 31, 2014	November 30, 2014	February 28, 2015	Full Year
(in millions, except per share data)
Fiscal 2015
Net sales	$1,526.0	$1,604.1	$1,541.7	$1,356.2	$6,028.0
Gross profit	$670.1	$672.0	$638.9	$597.6	$2,578.6
Net income attributable to CBI (1)	$206.7	$195.8	$222.2	$214.6	$839.3
Net income per common share attributable to CBI (2):
Basic – Class A Common Stock	$1.09	$1.03	$1.16	$1.12	$4.40
Basic – Class B Convertible Common Stock	$0.99	$0.93	$1.06	$1.02	$4.00
Diluted – Class A Common Stock	$1.03	$0.98	$1.10	$1.06	$4.17
Diluted – Class B Convertible Common Stock	$0.95	$0.90	$1.01	$0.98	$3.83

	QUARTER ENDED
	May 31, 2013	August 31, 2013	November 30, 2013	February 28, 2014	Full Year
Fiscal 2014
Net sales	$673.4	$1,459.8	$1,443.3	$1,291.2	$4,867.7
Gross profit	$256.1	$577.0	$609.7	$548.9	$1,991.7
Net income attributable to CBI (3)	$52.9	$1,522.0	$211.0	$157.2	$1,943.1
Net income per common share attributable to CBI (2):
Basic – Class A Common Stock	$0.29	$8.18	$1.13	$0.84	$10.45
Basic – Class B Convertible Common Stock	$0.26	$7.43	$1.03	$0.76	$9.50
Diluted – Class A Common Stock	$0.27	$7.74	$1.07	$0.79	$9.83
Diluted – Class B Convertible Common Stock	$0.25	$7.11	$0.98	$0.73	$9.04

(1)
For Fiscal 2015, we recorded certain unusual items consisting of:  product recall costs, net of recoveries, associated with a voluntary product recall of select packages in the U.S. and Guam containing 12-ounce clear glass bottles of our Corona Extra beer that may contain small particles of glass; net (gain) loss from the changes in fair value of undesignated commodity derivative contracts, partially offset by settlements of undesignated commodity derivative contracts; amortization of a favorable interim supply agreement associated with the Beer Business Acquisition; other cost of product sold associated with a loss on certain assets in connection with an earthquake in Napa, California; transaction, integration and other acquisition-related costs associated primarily with the Beer Business Acquisition; other selling, general and administrative expenses associated with a gain from an adjustment to a certain guarantee originally recorded in connection with a prior divestiture and a net gain on the sale of and the write-down of certain property, plant and equipment; and loss on the write-off of financing fees. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2015:

	QUARTER ENDED
	May 31, 2014	August 31, 2014	November 30, 2014	February 28, 2015	Full Year
(in millions, net of income tax effect)
Product recall	$—	$(5.9)	$(1.7)	$7.6	$—
Net gain (loss) on undesignated commodity derivative contracts	$0.1	$(1.8)	$(13.6)	$(5.4)	$(20.7)
Amortization of favorable interim supply agreement	$(5.4)	$(8.0)	$(6.1)	$(0.7)	$(20.2)
Settlements of undesignated commodity derivative contracts	$(0.3)	$(0.1)	$0.8	$2.4	$2.8
Other cost of product sold	$—	$(1.6)	$(0.1)	$—	$(1.7)
Transaction, integration and other acquisition-related costs	$(2.9)	$(5.7)	$(5.4)	$(5.4)	$(19.4)
Other selling, general and administrative expenses	$—	$—	$—	$8.6	$8.6
Loss on write-off of financing costs	$—	$(3.1)	$—	$—	$(3.1)

(2)
The sum of the quarterly net income per common share for Fiscal 2015 and Fiscal 2014 may not equal the total computed for the respective years as the net income per common share is computed independently for each of the quarters presented and for the full year.

(3)
For Fiscal 2014, we recorded certain unusual items consisting of:  amortization of a favorable interim supply agreement associated with the Beer Business Acquisition; net gain from the changes in fair value of undesignated commodity derivative contracts, partially offset by settlements of undesignated commodity derivative contracts; transaction, integration and other acquisition-related costs associated with the Beer Business Acquisition; previously unrecognized deferred compensation costs associated with certain employment agreements related to a prior period; other selling, general and administrative expenses associated primarily with certain previously announced restructuring plans; impairment of goodwill and intangible assets associated with our Canadian business; gain on remeasurement to fair value of our preexisting equity interest in Crown Imports; and other equity method investment costs. The following table identifies these items, net of income tax effect, by quarter and in the aggregate for Fiscal 2014:

	QUARTER ENDED
	May 31, 2013	August 31, 2013	November 30, 2013	February 28, 2014	Full Year
(in millions, net of income tax effect)
Amortization of favorable interim supply agreement	$—	$(1.5)	$(1.6)	$(1.2)	$(4.3)
Net gain on undesignated commodity derivative contracts	$—	$—	$—	$1.0	$1.0
Settlements of undesignated commodity derivative contracts	$—	$—	$—	$(0.4)	$(0.4)
Transaction, integration and other acquisition-related costs	$(17.2)	$(4.2)	$(5.8)	$(4.3)	$(31.5)
Deferred compensation	$(4.4)	$—	$—	$—	$(4.4)
Other selling, general and administrative expenses	$1.8	$—	$(0.1)	$—	$1.7
Impairment of goodwill and intangible assets	$—	$(296.4)	$1.3	$—	$(295.1)
Gain on remeasurement to fair value of equity method investment	$—	$1,642.0	$—	$—	$1,642.0
Other equity method investment costs	$(0.1)	$—	$—	$—	$(0.1)

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

Internal Control over Financial Reporting

(a)	See page 51 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 50 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, our independent registered public accounting firm, which is incorporated herein by reference.

(c)
In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)), no changes were identified in our internal control over financial reporting during our fiscal quarter ended February 28, 2015 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 22, 2015, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 22, 2015, under those sections of the Proxy Statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 22, 2015, under that section of the Proxy Statement to be titled “Beneficial Ownership.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 28, 2015. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	15,739,255	(1)	$25.46	(2)	16,585,587	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	15,739,255		$25.46		16,585,587

(1)
Includes 1,061,914 shares of unvested performance share units and 1,063,726 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, which ranges from 100% to 200% of the target shares granted. We currently estimate that 423,790 of the target shares granted will be awarded at 200% of target and 193,894 of the target shares granted will be awarded at 100% of target based upon our expectations as of February 28, 2015, regarding the achievement of specified performance targets.

(2)	Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.

(3)
Includes 1,741,706 shares of Class A Common Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 50,650 shares are subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 22, 2015, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 22, 2015, under that section of the Proxy Statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets – February 28, 2015, and February 28, 2014

Consolidated Statements of Comprehensive Income for the years ended February 28, 2015, February 28, 2014, and February 28, 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2015, February 28, 2014, and February 28, 2013

Consolidated Statements of Cash Flows for the years ended February 28, 2015, February 28, 2014, and February 28, 2013

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 111 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2015	CONSTELLATION BRANDS, INC.

	By:	/s/ Robert Sands
Robert Sands, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands	/s/ Robert Ryder
Robert Sands, Director, President and Chief Executive Officer (principal executive officer)	Robert Ryder, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
Date: April 28, 2015	Date: April 28, 2015

/s/ Richard Sands	/s/ Jerry Fowden
Richard Sands, Director and Chairman of the Board	Jerry Fowden, Director
Date: April 28, 2015	Date: April 28, 2015

/s/ Barry A. Fromberg	/s/ Robert L. Hanson
Barry A. Fromberg, Director	Robert L. Hanson, Director
Date: April 28, 2015	Date: April 28, 2015

/s/ Jeananne K. Hauswald	/s/ Ernesto M. Hernández
Jeananne K. Hauswald, Director	Ernesto M. Hernández, Director
Date: April 28, 2015	Date: April 28, 2015

/s/ James A. Locke III	/s/ Judy A. Schmeling
James A. Locke III, Director	Judy A. Schmeling, Director
Date: April 28, 2015	Date: April 28, 2015

/s/ Keith E. Wandell	/s/ Mark Zupan
Keith E. Wandell, Director	Mark Zupan, Director
Date: April 28, 2015	Date: April 28, 2015

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

4.1
Indenture, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference). #

4.2
Supplemental Indenture No. 1, with respect to 7.25% Senior Notes due 2016, dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference). #

4.3
Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference). #

4.4
Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). #

4.5
Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014 (no longer outstanding), dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference). #

4.6
Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference). #

4.7
Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference). #

4.8
Supplemental Indenture No. 7, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and The Bank of New York Mellon Trust Company, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

4.9
Supplemental Indenture No. 8, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and The Bank of New York Mellon Trust Company, National Association, as trustee (filed as Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

4.10
Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference). #

4.11
Supplemental Indenture No. 1, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference). #

4.12
Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference). #

4.13
Supplemental Indenture No. 3, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and The Bank of New York Mellon Trust Company, National Association, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

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

4.17
Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference).

4.18
Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference).

4.19
Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

4.20
Supplemental Indenture No. 6 dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

4.21
Supplemental Indenture No. 7, with respect to 3.875% Senior Notes due 2019, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference).

4.22
Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference).

4.23
Restatement Agreement, dated as of May 2, 2013, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the lenders party thereto, including Second Amended and Restated Credit Agreement dated as of May 2, 2013, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

4.24
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

4.25
Amendment No. 1 dated as of August 20, 2014, to the Third Amended and Restated Credit Agreement dated as of May 28, 2014, among the Company, CIH International S.à r.l., CI Cerveza S.à r.l., the Guarantors, Bank of America, N.A., as administrative agent, and the Lenders party to the Amendment (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 20, 2014, filed August 25, 2014 and incorporated herein by reference).

4.26
Joinder Agreement, dated as of June 7, 2013, between CIH International S.à r.l., and Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

10.1
Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference). #

10.2
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *

10.3
Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.4
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference). *#

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.6
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007 and before April 1, 2008) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.7
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.8
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference). *#

10.9
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.10
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference). *

10.11
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2012) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference).*

10.12
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants before April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference). *#

10.13
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference). *#

10.14
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.15
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 5, 2011, filed April 8, 2011 and incorporated herein by reference). *

10.16
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 26, 2013) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference). *

10.17
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 26, 2013 and before April 28, 2014) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference). *

10.18
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference).*

10.19
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *

10.20	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (providing for ratable vesting over three years) (filed herewith). *

10.21
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards before April 5, 2011) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.22
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 5, 2011 and before April 3, 2012) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 5, 2011, filed April 8, 2011 and incorporated herein by reference). *

10.23
Final Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 3, 2012 and before April 26, 2013) (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference). *

10.24
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 26, 2013 and before April 28, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference). *

10.25
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference).*

10.26	Form of Performance Share Unit Agreement for Non-Executive Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on and after April 28, 2014) (filed herewith).*

10.27
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to brewery expansion awards) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *

10.28	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to specified performance criteria) (filed herewith). *

10.29
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference). *#

10.30
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 17, 2008) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.31
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.32
Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference). *#

10.33
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference). *#

10.34
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012 and before July 23, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *

10.35
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *

10.36
Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants before July 22, 2010) (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference). *#

10.37
Form of Restricted Stock Agreement for Directors with respect to a pro rata award of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference). *#

10.38
Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference). *#

10.39
Form of Restricted Stock Agreement for Directors with respect to grants of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 27, 2012 and before July 23, 2014) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *

10.40
Form of Restricted Stock Award Agreement for Directors with respect to awards of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 23, 2014) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *

10.41
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 23, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *

10.42
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *

10.43
Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference). *#

10.44
First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference). *#

10.45
Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference). *#

10.46
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.47
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.48
First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). *#

10.49
Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference). *

10.50
Amended and Restated Guarantee Agreement, dated as of June 7, 2013, made by the subsidiaries of the Company from time to time party thereto and Constellation Brands, Inc., in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Credit Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

10.51
Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). *#

10.52
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated and filed May 21, 2008, and incorporated herein by reference). *#

10.53
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (other than Messrs. Wright, Hackett, Kane and Newlands) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated and filed May 21, 2008 and incorporated herein by reference). *#

10.54
Executive Employment Agreement dated November 19, 2010, between Constellation Brands, Inc. and John Ashforth Wright (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference). *

10.55
Executive Employment Agreement made as of June 17, 2013, among Crown Imports LLC, Constellation Brands, Inc., and William F. Hackett (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference). *

10.56
Executive Employment Agreement made as of June 17, 2013, between Constellation Brands, Inc. and Thomas M. Kane (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference). *

10.57	Executive Employment Agreement made as of January 26, 2015, between Constellation Brands, Inc. and William A. Newlands (filed herewith). *

10.58
Interim Supply Agreement, dated as of June 7, 2013, between Grupo Modelo, S.A. de C. V. and Crown Imports LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +

10.59
First Amendment, dated as of October 30, 2014, between CIH International S.à r.l., as successor by assignment to Crown Imports LLC, and Grupo Modelo, S.A.B. de C.V., to the Interim Supply Agreement dated as of June 7, 2013, between Grupo Modelo, S.A.B. de C.V. and Crown Imports LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014 and incorporated herein by reference). +

10.60
Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +

10.61
Transition Services Agreement, dated as of June 7, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +

10.62
First Amendment, dated as of December 16, 2014, to the Transition Services Agreement, dated as of June 7, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014 and incorporated herein by reference). +

12.1	Statements re computation of ratios (filed herewith).

21.1	Subsidiaries of Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1
Constellation Brands, Inc. 1989 Employee Stock Purchase Plan (amended and restated as of July 24, 2013) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *

99.2
Stipulation and Order dated April 19, 2013, among Constellation Brands, Inc. Anheuser-Busch InBev SA/NV, Grupo Modelo, S.A.B. de C.V., and the Antitrust Division of the United States Department of Justice (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference).

99.3
Final Judgment filed with the United States District Court for the District of Columbia on October 24, 2013, together with Exhibits B and C (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference).

99.4
Professional Services Contract dated February 13, 2013, effective February 12, 2013, between Constellation Brands, Inc. and Achieve Brand Integrity, LLC (filed as Exhibit 99.5 to the Company’s Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 28, 2013 and incorporated herein by reference).

101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2015 and February 28, 2014; (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2015, February 28, 2014 and February 28, 2013; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2015, February 28, 2014 and February 28, 2013; (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2015, February 28, 2014 and February 28, 2013; and (v) Notes to Consolidated Financial Statements.

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