Form 10-Q
period 2015-05-31
CONSTELLATION BRANDS, INC.
filed 2015-07-09
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 30, 2015, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	171,987,269
Class B Common Stock, par value $.01 per share	23,362,953
Class 1 Common Stock, par value $.01 per share	None

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	May 31, 2015	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$130.7	$110.1
Accounts receivable	696.2	598.9
Inventories	1,783.7	1,827.2
Prepaid expenses and other	368.7	374.6
Total current assets	2,979.3	2,910.8
Property, plant and equipment	2,742.1	2,681.6
Goodwill	6,200.3	6,208.2
Intangible assets	3,166.7	3,181.0
Other assets	158.9	162.9
Total assets	$15,247.3	$15,144.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$100.9	$52.4
Current maturities of long-term debt	178.5	158.1
Accounts payable	289.1	285.8
Accrued excise taxes	30.8	28.7
Other accrued expenses and liabilities	521.0	605.7
Total current liabilities	1,120.3	1,130.7
Long-term debt, less current maturities	7,038.2	7,137.5
Deferred income taxes	860.0	818.9
Other liabilities	176.9	176.1
Total liabilities	9,195.4	9,263.2
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 251,209,452 shares and 250,839,359 shares, respectively	2.5	2.5
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,376,008 shares and 28,389,608 shares, respectively	0.3	0.3
Additional paid-in capital	2,307.3	2,269.8
Retained earnings	5,456.2	5,277.5
Accumulated other comprehensive loss	(184.8)	(130.9)
	7,581.5	7,419.2
Less: Treasury stock –
Class A Common Stock, at cost, 79,306,503 shares and 79,681,859 shares, respectively	(1,636.8)	(1,646.3)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(1,639.0)	(1,648.5)
Total CBI stockholders’ equity	5,942.5	5,770.7
Noncontrolling interests	109.4	110.6
Total stockholders’ equity	6,051.9	5,881.3
Total liabilities and stockholders’ equity	$15,247.3	$15,144.5

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Three Months Ended May 31,
	2015	2014
Sales	$1,798.0	$1,687.1
Less – excise taxes	(166.7)	(161.1)
Net sales	1,631.3	1,526.0
Cost of product sold	(894.2)	(855.9)
Gross profit	737.1	670.1
Selling, general and administrative expenses	(309.8)	(277.9)
Operating income	427.3	392.2
Equity in earnings of equity method investees	1.0	0.5
Interest expense	(77.5)	(86.4)
Income before income taxes	350.8	306.3
Provision for income taxes	(110.6)	(99.6)
Net income	240.2	206.7
Net income attributable to noncontrolling interests	(1.6)	—
Net income attributable to CBI	$238.6	$206.7

Comprehensive income	$183.5	$254.1
Comprehensive loss attributable to noncontrolling interests	1.2	—
Comprehensive income attributable to CBI	$184.7	$254.1

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$1.24	$1.09
Basic – Class B Convertible Common Stock	$1.12	$0.99

Diluted – Class A Common Stock	$1.18	$1.03
Diluted – Class B Convertible Common Stock	$1.09	$0.95

Weighted average common shares outstanding:
Basic – Class A Common Stock	171.370	168.158
Basic – Class B Convertible Common Stock	23.376	23.415

Diluted – Class A Common Stock	202.855	200.358
Diluted – Class B Convertible Common Stock	23.376	23.415

Cash dividends declared per common share:
Class A Common Stock	$0.31	$—
Class B Convertible Common Stock	$0.28	$—

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net income	$240.2	$206.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43.0	39.0
Deferred tax provision	38.3	39.6
Stock-based compensation	12.3	11.7
Amortization of intangible assets	11.7	10.5
Amortization of deferred financing costs	3.2	2.6
Change in operating assets and liabilities:
Accounts receivable	(98.3)	(24.3)
Inventories	37.0	(31.8)
Prepaid expenses and other current assets	0.6	(17.4)
Accounts payable	21.1	32.5
Accrued excise taxes	2.2	(0.3)
Other accrued expenses and liabilities	(105.2)	(44.1)
Other	(0.4)	7.6
Total adjustments	(34.5)	25.6
Net cash provided by operating activities	205.7	232.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(129.7)	(131.4)
Other investing activities	(1.6)	(4.9)
Net cash used in investing activities	(131.3)	(136.3)

Cash flows from financing activities:
Principal payments of long-term debt	(79.4)	(4.8)
Dividends paid	(59.8)	—
Payments of minimum tax withholdings on stock-based payment awards	(38.3)	(28.4)
Excess tax benefits from stock-based payment awards	63.6	57.4
Net proceeds from notes payable	50.9	178.1
Proceeds from shares issued under equity compensation plans	9.6	10.8
Net cash provided by (used in) financing activities	(53.4)	213.1

Effect of exchange rate changes on cash and cash equivalents	(0.4)	5.0

Net increase in cash and cash equivalents	20.6	314.1
Cash and cash equivalents, beginning of period	110.1	63.9
Cash and cash equivalents, end of period	$130.7	$378.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015
(unaudited)

1.    BASIS OF PRESENTATION:

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 (the “2015 Annual Report”). Results of operations for interim periods are not necessarily indicative of annual results.

2.    INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	May 31, 2015	February 28, 2015
(in millions)
Raw materials and supplies	$98.4	$106.0
In-process inventories	1,168.5	1,244.0
Finished case goods	516.8	477.2
	$1,783.7	$1,827.2

3.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 to our consolidated financial statements included in our 2015 Annual Report and have not changed significantly during the three months ended May 31, 2015.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2015, the estimated fair value of derivative instruments in a net liability position due to counterparties was $75.9 million. If we were required to settle the net liability position under these derivative instruments on May 31, 2015, we would have had sufficient availability under our available liquidity on hand to satisfy this obligation.

The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2015	February 28, 2015
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$500.7	$454.8
Interest rate swap contracts	$500.0	$500.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$981.6	$1,548.5
Commodity derivative contracts	$195.8	$190.8
Interest rate swap contracts	$1,000.0	$1,000.0

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	May 31, 2015	February 28, 2015		May 31, 2015	February 28, 2015
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.6	$5.3	Other accrued expenses and liabilities	$26.3	$23.1
Other assets	$1.9	$2.0	Other liabilities	$9.5	$9.5
Interest rate swap contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$2.8	$2.7
Other assets	$—	$0.2	Other liabilities	$0.1	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.9	$27.3	Other accrued expenses and liabilities	$3.3	$26.4
Commodity derivative contracts:
Prepaid expenses and other	$0.6	$0.5	Other accrued expenses and liabilities	$17.9	$18.0
Other assets	$0.4	$0.2	Other liabilities	$9.1	$9.4
Interest rate swap contracts:
Prepaid expenses and other	$3.3	$3.3	Other accrued expenses and liabilities	$15.6	$15.6
Other assets	$0.1	$—	Other liabilities	$2.5	$4.9

The effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Three Months Ended May 31, 2015
Foreign currency contracts	$(2.9)	Sales	$(0.5)
Foreign currency contracts	(4.0)	Cost of product sold	(2.4)
Interest rate swap contracts	(0.7)	Interest expense	(2.1)
	$(7.6)		$(5.0)

For the Three Months Ended May 31, 2014
Foreign currency contracts	$9.9	Sales	$1.2
Foreign currency contracts	0.4	Cost of product sold	0.3
Interest rate swap contracts	(0.5)	Interest expense	(2.0)
	$9.8		$(0.5)

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Loss Recognized in Income (Ineffective portion)	Net Loss Recognized in Income (Ineffective portion)
(in millions)
For the Three Months Ended May 31, 2015
Foreign currency contracts	Selling, general and administrative expenses	$(0.1)

For the Three Months Ended May 31, 2014
Foreign currency contracts	Selling, general and administrative expenses	$(0.1)

We expect $19.2 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Three Months Ended May 31, 2015
Commodity derivative contracts	Cost of product sold	$(5.2)
Foreign currency contracts	Selling, general and administrative expenses	(4.1)
		$(9.3)

For the Three Months Ended May 31, 2014
Commodity derivative contracts	Cost of product sold	$0.2
Foreign currency contracts	Selling, general and administrative expenses	(5.7)
		$(5.5)

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The methods and assumptions we use to estimate the fair value for each class of our financial instruments are presented in Notes 1 and 7 to our consolidated financial statements included in our 2015 Annual Report and have not changed significantly during the three months ended May 31, 2015. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of May 31, 2015, and February 28, 2015, due to the relatively short maturity of these instruments. As of May 31, 2015, the carrying amount of long-term debt, including the current portion, was $7,216.7 million, compared with an estimated fair value of $7,559.7 million. As of February 28, 2015, the carrying amount of long-term debt, including the current portion, was $7,295.6 million, compared with an estimated fair value of $7,378.6 million.

The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2015
Assets:
Foreign currency contracts	$—	$9.4	$—	$9.4
Commodity derivative contracts	$—	$1.0	$—	$1.0
Interest rate swap contracts	$—	$3.4	$—	$3.4
AFS debt securities	$—	$—	$7.7	$7.7
Liabilities:
Foreign currency contracts	$—	$39.1	$—	$39.1
Commodity derivative contracts	$—	$27.0	$—	$27.0
Interest rate swap contracts	$—	$21.0	$—	$21.0

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2015
Assets:
Foreign currency contracts	$—	$34.6	$—	$34.6
Commodity derivative contracts	$—	$0.7	$—	$0.7
Interest rate swap contracts	$—	$3.5	$—	$3.5
Available-for-sale (“AFS”) debt securities	$—	$—	$7.8	$7.8
Liabilities:
Foreign currency contracts	$—	$59.0	$—	$59.0
Commodity derivative contracts	$—	$27.4	$—	$27.4
Interest rate swap contracts	$—	$23.2	$—	$23.2

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

5.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2014	$3,714.6	$2,432.2	$6,146.8
Purchase accounting allocations (1)	66.7	34.0	100.7
Foreign currency translation adjustments	(5.1)	(34.2)	(39.3)
Balance, February 28, 2015	3,776.2	2,432.0	6,208.2
Foreign currency translation adjustments	(1.2)	(6.7)	(7.9)
Balance, May 31, 2015	$3,775.0	$2,425.3	$6,200.3

(1)	Purchase accounting allocations associated with acquisitions of a glass production plant (Beer) and a super-premium tequila brand (Wine and Spirits).

As of May 31, 2015, and February 28, 2015, we have accumulated impairment losses of $232.2 million and$231.0 million, respectively, within our Wine and Spirits segment.

Meiomi –
In June 2015, we signed a definitive agreement to acquire the Meiomi wine brand for approximately $315 million, subject to customary closing conditions and adjustments. The transaction includes the acquisition of the Meiomi trademark, related inventories and certain grape supply contracts (“Meiomi”). The transaction is expected to close around the beginning of August. The results of operations of Meiomi will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from the date of acquisition.

6.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	May 31, 2015		February 28, 2015
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$100.9	$62.0	$100.9	$63.3
Favorable interim supply agreement	68.3	25.0	68.3	33.9
Other	21.0	4.1	21.0	5.5
Total	$190.2	91.1	$190.2	102.7

Nonamortizable intangible assets
Trademarks		3,071.2		3,073.9
Other		4.4		4.4
Total		3,075.6		3,078.3
Total intangible assets		$3,166.7		$3,181.0

We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2015, and May 31, 2014. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $11.7 million and $10.5 million for the three months ended May 31, 2015, and May 31, 2014, respectively. Estimated amortization expense for the remaining nine months of fiscal 2016 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2016	$28.2
2017	$10.3
2018	$5.4
2019	$5.4
2020	$5.4
2021	$5.4
Thereafter	$31.0

7.    BORROWINGS:

Borrowings consist of the following:

	May 31, 2015			February 28, 2015
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$—
Other	100.9	—	100.9	52.4
	$100.9	$—	$100.9	$52.4

Long-term debt
Senior Credit Facility – Term Loans	$160.3	$2,607.5	$2,767.8	$2,792.1
Senior Notes	—	4,348.9	4,348.9	4,348.6
Other	18.2	81.8	100.0	154.9
	$178.5	$7,038.2	$7,216.7	$7,295.6

Senior credit facility –
The Company, CIH International S.à r.l., an indirect wholly-owned subsidiary of ours (“CIH” and together with the Company, the “Borrowers”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders (all such parties other than either of the Borrowers are collectively referred to as the “Lenders”) are parties to a credit agreement, as amended (the “2014 Credit Agreement”).

As of May 31, 2015, information with respect to borrowings under the 2014 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A Facility	U.S. Term A-1 Facility	U.S. Term A-2 Facility	European Term A Facility	European Term B-1 Facility
(in millions)
Outstanding borrowings	$—	$470.5	$242.6	$615.9	$456.2	$982.6
Interest rate	—%	1.7%	1.9%	1.7%	1.7%	1.9%
Libor margin	1.5%	1.5%	1.75%	1.5%	1.5%	1.75%
Outstanding letters of credit	$15.3
Remaining borrowing capacity	$834.7

In addition, in April 2012, we entered into interest rate swap agreements which fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016.

Accounts receivable securitization facilities –
On September 29, 2014, we entered into an amended 364-day revolving trade accounts receivable securitization facility (the “CBI Facility”). Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to a wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated by us for financial reporting purposes. The CBI Facility provides borrowing capacity of $190.0 million up to $290.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas.

Also, on September 29, 2014, Crown Imports entered into a 364-day revolving trade accounts receivable securitization facility (the “Crown Facility”). Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated by us for financial reporting purposes. The Crown Facility provides borrowing capacity of $100.0 million up to $160.0 million structured to account for the seasonality of Crown Imports’ business.

As of May 31, 2015, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$—	—%	$270.0
Crown Facility	$—	—%	$160.0

8.    INCOME TAXES:

Our effective tax rate for the three months ended May 31, 2015, and May 31, 2014, was 31.5% and 32.5%, respectively. Our effective tax rates for the three months ended May 31, 2015, and May 31, 2014, were lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses. Our effective tax rate for the three months ended May 31, 2015, also benefited from a decrease in uncertain tax positions.

We are currently under examination by the Internal Revenue Service (“IRS”). Subsequent to May 31, 2015, we received a Revenue Agent’s Report (“RAR”) from the IRS proposing tax assessments for the 2010 and 2011 tax years. We disagree with certain assessments in this report and intend to submit a written protest stating our formal disagreement with the conclusions presented in the RAR. We believe that our position will be successfully sustained.

9.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the three months ended May 31, 2015, and May 31, 2014, net income per common share – diluted for Class A Common Stock has been calculated using the if-converted method. For the three months ended May 31, 2015, and May 31, 2014, net income per common share – diluted for Class B Convertible Common Stock is presented without assuming conversion into Class A Common Stock and is computed using the two-class computation method.

The computation of basic and diluted net income per common share is as follows:

	For the Three Months Ended May 31,
	2015	2014
(in millions, except per share data)
Net income attributable to CBI	$238.6	$206.7

Weighted average common shares outstanding – basic:
Class A Common Stock	171.370	168.158
Class B Convertible Common Stock	23.376	23.415

Weighted average common shares outstanding – diluted:
Class A Common Stock	171.370	168.158
Class B Convertible Common Stock	23.376	23.415
Stock-based awards, primarily stock options	8.109	8.785
Weighted average common shares outstanding – diluted	202.855	200.358

	For the Three Months Ended May 31,
	2015	2014
(in millions, except per share data)
Net income per common share attributable to CBI – basic:
Class A Common Stock	$1.24	$1.09
Class B Convertible Common Stock	$1.12	$0.99

Net income per common share attributable to CBI – diluted:
Class A Common Stock	$1.18	$1.03
Class B Convertible Common Stock	$1.09	$0.95

10.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2015
Net income attributable to CBI			$238.6
Other comprehensive loss:
Foreign currency translation adjustments:
Net losses	$(50.7)	$(0.6)	(51.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(50.7)	(0.6)	(51.3)
Unrealized loss on cash flow hedges:
Net derivative losses	(10.5)	2.9	(7.6)
Reclassification adjustments	7.6	(2.5)	5.1
Net loss recognized in other comprehensive loss	(2.9)	0.4	(2.5)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.1)	—	(0.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.1)	—	(0.1)
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	—	(0.1)
Reclassification adjustments	0.1	—	0.1
Net loss recognized in other comprehensive loss	—	—	—
Other comprehensive loss attributable to CBI	$(53.7)	$(0.2)	(53.9)
Comprehensive income attributable to CBI			$184.7

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2014
Net income attributable to CBI			$206.7
Other comprehensive income:
Foreign currency translation adjustments:
Net gains	$37.5	$(0.7)	36.8
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	37.5	(0.7)	36.8
Unrealized gain on cash flow hedges:
Net derivative gains	13.6	(3.8)	9.8
Reclassification adjustments	1.4	(0.8)	0.6
Net gain recognized in other comprehensive income	15.0	(4.6)	10.4
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.3	(0.1)	0.2
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.3	(0.1)	0.2
Other comprehensive income attributable to CBI	$52.8	$(5.4)	47.4
Comprehensive income attributable to CBI			$254.1

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 28, 2015	$(86.1)	$(29.1)	$(2.5)	$(13.2)	$(130.9)
Other comprehensive loss:
Other comprehensive loss before reclassification adjustments	(51.3)	(7.6)	(0.1)	(0.1)	(59.1)
Amounts reclassified from accumulated other comprehensive loss	—	5.1	—	0.1	5.2
Other comprehensive loss	(51.3)	(2.5)	(0.1)	—	(53.9)
Balance, May 31, 2015	$(137.4)	$(31.6)	$(2.6)	$(13.2)	$(184.8)

11.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of May 31, 2015, and February 28, 2015, the condensed consolidating statements of comprehensive income for the three months ended May 31, 2015, and May 31, 2014, and the condensed consolidating statements of cash flows for the three months ended May 31, 2015, and May 31, 2014, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial statements for our Subsidiary Guarantors are not presented because we have determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 to our consolidated financial statements included in our 2015 Annual Report. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2015
Current assets:
Cash and cash equivalents	$33.9	$1.2	$95.6	$—	$130.7
Accounts receivable	1.1	20.6	674.5	—	696.2
Inventories	159.2	1,368.6	380.4	(124.5)	1,783.7
Intercompany receivable	14,007.5	19,737.1	7,179.7	(40,924.3)	—
Prepaid expenses and other	52.2	60.1	393.6	(137.2)	368.7
Total current assets	14,253.9	21,187.6	8,723.8	(41,186.0)	2,979.3
Property, plant and equipment	58.3	836.3	1,847.5	—	2,742.1
Investments in subsidiaries	12,181.3	15.3	—	(12,196.6)	—
Goodwill	—	5,411.2	789.1	—	6,200.3
Intangible assets	—	700.8	2,461.8	4.1	3,166.7
Intercompany notes receivable	3,836.9	87.4	—	(3,924.3)	—
Other assets	59.3	69.6	30.0	—	158.9
Total assets	$30,389.7	$28,308.2	$13,852.2	$(57,302.8)	$15,247.3

Current liabilities:
Notes payable to banks	$—	$—	$100.9	$—	$100.9
Current maturities of long-term debt	106.8	16.5	55.2	—	178.5
Accounts payable	31.7	109.5	147.9	—	289.1
Accrued excise taxes	13.9	10.7	6.2	—	30.8
Intercompany payable	18,323.0	15,274.8	7,326.5	(40,924.3)	—
Other accrued expenses and liabilities	334.7	169.5	193.3	(176.5)	521.0
Total current liabilities	18,810.1	15,581.0	7,830.0	(41,100.8)	1,120.3
Long-term debt, less current maturities	5,571.2	27.1	1,439.9	—	7,038.2
Deferred income taxes	19.3	650.2	190.5	—	860.0
Intercompany notes payable	—	3,906.9	17.4	(3,924.3)	—
Other liabilities	46.6	34.7	95.6	—	176.9
Total liabilities	24,447.2	20,199.9	9,573.4	(45,025.1)	9,195.4
Total CBI stockholders’ equity	5,942.5	8,108.3	4,169.4	(12,277.7)	5,942.5
Noncontrolling interests	—	—	109.4	—	109.4
Total stockholders’ equity	5,942.5	8,108.3	4,278.8	(12,277.7)	6,051.9
Total liabilities and stockholders’ equity	$30,389.7	$28,308.2	$13,852.2	$(57,302.8)	$15,247.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2015
Current assets:
Cash and cash equivalents	$24.5	$0.7	$84.9	$—	$110.1
Accounts receivable	0.8	27.3	570.8	—	598.9
Inventories	153.3	1,419.0	357.7	(102.8)	1,827.2
Intercompany receivable	13,158.7	18,389.9	6,512.0	(38,060.6)	—
Prepaid expenses and other	46.2	94.0	427.0	(192.6)	374.6
Total current assets	13,383.5	19,930.9	7,952.4	(38,356.0)	2,910.8
Property, plant and equipment	59.3	854.5	1,767.8	—	2,681.6
Investments in subsidiaries	11,657.2	13.8	—	(11,671.0)	—
Goodwill	—	5,411.3	796.9	—	6,208.2
Intangible assets	—	703.3	2,474.3	3.4	3,181.0
Intercompany notes receivable	4,087.3	129.9	—	(4,217.2)	—
Other assets	61.4	68.4	33.1	—	162.9
Total assets	$29,248.7	$27,112.1	$13,024.5	$(54,240.8)	$15,144.5

Current liabilities:
Notes payable to banks	$—	$—	$52.4	$—	$52.4
Current maturities of long-term debt	92.3	16.9	48.9	—	158.1
Accounts payable	41.2	113.2	131.4	—	285.8
Accrued excise taxes	12.6	11.3	4.8	—	28.7
Intercompany payable	17,206.7	14,201.6	6,652.3	(38,060.6)	—
Other accrued expenses and liabilities	462.5	211.2	156.9	(224.9)	605.7
Total current liabilities	17,815.3	14,554.2	7,046.7	(38,285.5)	1,130.7
Long-term debt, less current maturities	5,601.4	30.9	1,505.2	—	7,137.5
Deferred income taxes	17.6	633.6	167.7	—	818.9
Intercompany notes payable	—	3,863.4	353.8	(4,217.2)	—
Other liabilities	43.7	36.7	95.7	—	176.1
Total liabilities	23,478.0	19,118.8	9,169.1	(42,502.7)	9,263.2
Total CBI stockholders’ equity	5,770.7	7,993.3	3,744.8	(11,738.1)	5,770.7
Noncontrolling interests	—	—	110.6	—	110.6
Total stockholders’ equity	5,770.7	7,993.3	3,855.4	(11,738.1)	5,881.3
Total liabilities and stockholders’ equity	$29,248.7	$27,112.1	$13,024.5	$(54,240.8)	$15,144.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2015
Sales	$558.6	$1,424.9	$825.2	$(1,010.7)	$1,798.0
Less – excise taxes	(76.2)	(75.1)	(15.4)	—	(166.7)
Net sales	482.4	1,349.8	809.8	(1,010.7)	1,631.3
Cost of product sold	(390.8)	(1,003.6)	(486.1)	986.3	(894.2)
Gross profit	91.6	346.2	323.7	(24.4)	737.1
Selling, general and administrative expenses	(102.8)	(177.2)	(33.5)	3.7	(309.8)
Operating income (loss)	(11.2)	169.0	290.2	(20.7)	427.3
Equity in earnings of equity method investees and subsidiaries	304.2	2.2	0.2	(305.6)	1.0
Interest income	0.1	—	0.2	—	0.3
Intercompany interest income	45.8	63.9	—	(109.7)	—
Interest expense	(69.3)	(0.3)	(8.2)	—	(77.8)
Intercompany interest expense	(63.6)	(45.9)	(0.2)	109.7	—
Income before income taxes	206.0	188.9	282.2	(326.3)	350.8
(Provision for) benefit from income taxes	32.6	(73.1)	(76.7)	6.6	(110.6)
Net income	238.6	115.8	205.5	(319.7)	240.2
Net income attributable to noncontrolling interests	—	—	(1.6)	—	(1.6)
Net income attributable to CBI	$238.6	$115.8	$203.9	$(319.7)	$238.6

Comprehensive income attributable to CBI	$184.7	$115.1	$149.6	$(264.7)	$184.7

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2014
Sales	$544.5	$1,302.3	$814.0	$(973.7)	$1,687.1
Less – excise taxes	(76.3)	(67.6)	(17.2)	—	(161.1)
Net sales	468.2	1,234.7	796.8	(973.7)	1,526.0
Cost of product sold	(378.3)	(923.3)	(508.7)	954.4	(855.9)
Gross profit	89.9	311.4	288.1	(19.3)	670.1
Selling, general and administrative expenses	(92.9)	(148.5)	(40.4)	3.9	(277.9)
Operating income (loss)	(3.0)	162.9	247.7	(15.4)	392.2
Equity in earnings of equity method investees and subsidiaries	505.8	1.5	0.2	(507.0)	0.5
Interest income	—	—	0.5	—	0.5
Intercompany interest income	44.1	49.3	0.1	(93.5)	—
Interest expense	(71.9)	(0.3)	(14.7)	—	(86.9)
Intercompany interest expense	(49.2)	(44.1)	(0.2)	93.5	—
Income before income taxes	425.8	169.3	233.6	(522.4)	306.3
(Provision for) benefit from income taxes	(219.1)	(62.5)	177.4	4.6	(99.6)
Net income	206.7	106.8	411.0	(517.8)	206.7
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to CBI	$206.7	$106.8	$411.0	$(517.8)	$206.7

Comprehensive income attributable to CBI	$254.1	$108.5	$457.8	$(566.3)	$254.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2015
Net cash provided by (used in) operating activities	$(214.6)	$213.1	$207.2	$—	$205.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.9)	(8.2)	(118.6)	—	(129.7)
Net proceeds from intercompany notes	205.1	—	—	(205.1)	—
Net investments in equity affiliates	(279.9)	—	—	279.9	—
Other investing activities	—	—	(1.6)	—	(1.6)
Net cash used in investing activities	(77.7)	(8.2)	(120.2)	74.8	(131.3)

Cash flows from financing activities:
Net contributions from equity affiliates	—	4.4	275.5	(279.9)	—
Net proceeds from (repayments of) intercompany notes	304.1	(168.8)	(340.4)	205.1	—
Principal payments of long-term debt	(15.8)	(4.4)	(59.2)	—	(79.4)
Dividends paid	(59.8)	—	—	—	(59.8)
Payments of minimum tax withholdings on stock-based payment awards	—	(35.6)	(2.7)	—	(38.3)
Excess tax benefits from stock-based payment awards	63.6	—	—	—	63.6
Net proceeds from notes payable	—	—	50.9	—	50.9
Proceeds from shares issued under equity compensation plans	9.6	—	—	—	9.6
Net cash provided by (used in) financing activities	301.7	(204.4)	(75.9)	(74.8)	(53.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	—	(0.4)

Net increase in cash and cash equivalents	9.4	0.5	10.7	—	20.6
Cash and cash equivalents, beginning of period	24.5	0.7	84.9	—	110.1
Cash and cash equivalents, end of period	$33.9	$1.2	$95.6	$—	$130.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2014
Net cash provided by (used in) operating activities	$(453.9)	$486.3	$199.9	$—	$232.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.0)	(31.1)	(95.3)	—	(131.4)
Net proceeds from intercompany notes	329.3	—	—	(329.3)	—
Net returns of capital from equity affiliates	35.5	—	—	(35.5)	—
Other investing activities	—	(5.9)	1.0	—	(4.9)
Net cash provided by (used in) investing activities	359.8	(37.0)	(94.3)	(364.8)	(136.3)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(24.9)	24.9	—
Net returns of capital to equity affiliates	—	(5.9)	(4.7)	10.6	—
Net proceeds from (repayments of) intercompany notes	35.9	(411.6)	46.4	329.3	—
Principal payments of long-term debt	(0.7)	(4.0)	(0.1)	—	(4.8)
Payments of minimum tax withholdings on stock-based payment awards	—	(26.0)	(2.4)	—	(28.4)
Excess tax benefits from stock-based payment awards	57.4	—	—	—	57.4
Net proceeds from notes payable	—	—	178.1	—	178.1
Proceeds from shares issued under equity compensation plans	10.8	—	—	—	10.8
Net cash provided by (used in) financing activities	103.4	(447.5)	192.4	364.8	213.1

Effect of exchange rate changes on cash and cash equivalents	—	—	5.0	—	5.0

Net increase in cash and cash equivalents	9.3	1.8	303.0	—	314.1
Cash and cash equivalents, beginning of period	0.5	0.8	62.6	—	63.9
Cash and cash equivalents, end of period	$9.8	$2.6	$365.6	$—	$378.0

12.    BUSINESS SEGMENT INFORMATION:

Our internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and we report our operating results in three segments:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. In the Beer segment, we have an exclusive perpetual brand license to import, market and sell in the U.S. our Mexican beer portfolio. In the Wine and Spirits segment, we sell a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine, complemented by certain premium spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our chief operating decision maker’s evaluation of the operating income performance of the other reportable segments. The business segments reflect how our operations are managed, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting.

In addition, management excludes items that affect comparability (“Comparable Adjustments”) from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and segment management compensation are evaluated based upon core segment operating income (loss). As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2015	2014
(in millions)
Cost of product sold
Amortization of favorable interim supply agreement	$(8.9)	$(7.6)
Net gain (loss) on undesignated commodity derivative contracts	(5.2)	0.2
Settlements of undesignated commodity derivative contracts	5.5	(0.5)
Total cost of product sold	(8.6)	(7.9)

Selling, general and administrative expenses
Restructuring and related charges	(13.0)	—
Integration and other acquisition-related costs	(5.3)	(4.5)
Total selling, general and administrative expenses	(18.3)	(4.5)
Comparable Adjustments, Operating loss	$(26.9)	$(12.4)

The accounting policies of the segments are the same as those described for the Company in Note 1 to our consolidated financial statements included in our 2015 Annual Report. Segment information is as follows:

	For the Three Months Ended May 31,
	2015	2014
(in millions)
Beer
Net sales	$965.8	$867.7
Segment operating income	$336.5	$287.5
Long-lived tangible assets	$1,570.7	$926.8
Total assets	$8,416.8	$7,800.8
Capital expenditures	$111.5	$85.3
Depreciation and amortization	$14.3	$9.8

Wine and Spirits
Net sales:
Wine	$587.8	$586.4
Spirits	77.7	71.9
Net sales	$665.5	$658.3
Segment operating income	$144.2	$143.2
Equity in earnings of equity method investees	$1.0	$0.5
Long-lived tangible assets	$1,053.6	$1,105.6
Investments in equity method investees	$73.7	$73.2
Total assets	$6,425.1	$6,679.5
Capital expenditures	$16.7	$31.3
Depreciation and amortization	$24.2	$25.6

	For the Three Months Ended May 31,
	2015	2014
(in millions)
Corporate Operations and Other
Segment operating loss	$(26.5)	$(26.1)
Long-lived tangible assets	$117.8	$124.7
Total assets	$405.4	$362.1
Capital expenditures	$1.5	$14.8
Depreciation and amortization	$7.3	$6.5

Comparable Adjustments
Operating loss	$(26.9)	$(12.4)
Depreciation and amortization	$8.9	$7.6

Consolidated
Net sales	$1,631.3	$1,526.0
Operating income	$427.3	$392.2
Equity in earnings of equity method investees	$1.0	$0.5
Long-lived tangible assets	$2,742.1	$2,157.1
Investments in equity method investees	$73.7	$73.2
Total assets	$15,247.3	$14,842.4
Capital expenditures	$129.7	$131.4
Depreciation and amortization	$54.7	$49.5

13.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

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

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2015 Annual Report. This MD&A is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy on a business segment basis and a discussion of a recent development.

•
Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results is provided.

•
Financial liquidity and capital resources.    This section provides an analysis of our cash flows and a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments, as well as a discussion of other financing arrangements.

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

Our internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and we report our operating results in three segments:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. In the Beer segment, we have an exclusive perpetual brand license to import, market and sell in the U.S. our Mexican beer portfolio. In the Wine and Spirits segment, we sell a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium, super-premium and fine wine, complemented by certain premium spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and global information technology. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our chief operating decision maker’s evaluation of the operating income performance of the other reportable segments. The business segments reflect how our operations are managed, how operating performance is evaluated by senior management and the structure of our internal financial reporting.

Strategy

Our business strategy in the Beer segment includes the following:  (i)  continued focus on growing our premium Mexican beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands; (ii)  completion of the required expansion of our brewery located in Nava, Coahuila, Mexico (the “Brewery”) from 10 million hectoliters production capacity to 20 million hectoliters production capacity by December 31, 2016, with a goal to complete the expansion in June

2016; and (iii)  incremental expansion of the Brewery from 20 million hectoliters production capacity to 25 million hectoliters production capacity by December 31, 2017. In addition, we are assessing the need for additional brewery production capacity beyond 25 million hectoliters.

Our business strategy in the Wine and Spirits segment is centered on continued focus on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, we continue to focus on growing premium product categories. We have consolidated our U.S. distribution network in markets where it was feasible, which currently represents about 70% of our branded wine and spirits volume in the U.S., in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers. In addition, we dedicate a large share of our sales and marketing resources to some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price segments. These brands include:  Black Box, Clos du Bois, Estancia, Franciscan Estate, Inniskillin, Kim Crawford, Mark West, Mount Veeder, Robert Mondavi, Ruffino, Saved, Simi, SVEDKA Vodka, The Dreaming Tree and Wild Horse.

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

We remain committed to our long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth, reduce borrowings and pay quarterly cash dividends.

Recent Development

Meiomi

In June 2015, we signed a definitive agreement to acquire the Meiomi wine brand for approximately $315 million, subject to customary closing conditions and adjustments. The transaction includes the acquisition of the Meiomi trademark, related inventories and certain grape supply contracts. The transaction is expected to close around the beginning of August. The results of operations of Meiomi will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from the date of acquisition.

Results of Operations

Financial Highlights

For the three months ended May 31, 2015 (“First Quarter 2016”), and May 31, 2014 (“First Quarter 2015”):

•	Our Beer segment continued to drive improvement within our results of operations.

•	Our net sales increased 7% primarily due to strong consumer demand within the Mexican beer portfolio.

•	Operating income increased 9% primarily due to the strong consumer demand within the Mexican beer portfolio, partially offset by an increase in Comparable Adjustments.

•	Net income attributable to CBI and diluted net income per common share attributable to CBI both increased 15% primarily due to the items discussed above combined with lower interest expense.

Comparable Adjustments

Management excludes items that affect comparability from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and segment management compensation are evaluated based upon core segment operating income (loss). As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

As more fully described herein and in the related notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	First Quarter 2016	First Quarter 2015
(in millions)
Cost of product sold
Amortization of favorable interim supply agreement	$(8.9)	$(7.6)
Net gain (loss) on undesignated commodity derivative contracts	(5.2)	0.2
Settlements of undesignated commodity derivative contracts	5.5	(0.5)
Total cost of product sold	(8.6)	(7.9)

Selling, general and administrative expenses
Restructuring and related charges	(13.0)	—
Integration and other acquisition-related costs	(5.3)	(4.5)
Total selling, general and administrative expenses	(18.3)	(4.5)
Comparable Adjustments	$(26.9)	$(12.4)

Cost of Product Sold

Favorable Interim Supply Agreement

In connection with the acquisition of the beer business, a temporary supply agreement was negotiated under a favorable pricing arrangement for the required volume of beer needed to fulfill expected U.S. demand in excess of the Brewery’s capacity. Amortization of favorable interim supply agreement reflects amounts associated with non-Brewery product purchased from the date of acquisition which has been sold to our U.S. customers during the respective period.

Undesignated Commodity Derivative Contracts

Net gain (loss) on undesignated commodity derivative contracts represents a net gain (loss) from the changes in fair value of undesignated commodity derivative contracts. The net gain (loss) is reported outside of segment operating results until such time that the underlying exposure is recognized in the segment operating results. Upon settlement, the net gain (loss) from the changes in fair value of the undesignated commodity derivative contracts is reported in the appropriate operating segment, allowing our operating segments results to reflect the economic effects of the commodity derivative contracts without the resulting unrealized mark to fair value volatility.

Selling, General and Administrative Expenses

Restructuring and Related Charges

Restructuring and related charges consist primarily of employee termination benefit costs recognized in connection with our plan initiated in May 2015 to streamline and simplify processes, and shift resources and investment to long-term, profitable growth opportunities across the business.

Integration and Other Acquisition-Related Costs

Integration and other acquisition-related costs were primarily associated with the continuing integration of the June 2013 beer business and the December 2014 glass production plant acquisitions.

First Quarter 2016 Compared to First Quarter 2015

Net Sales

	First Quarter 2016	First Quarter 2015	% Increase
(in millions)
Beer	$965.8	$867.7	11%
Wine and Spirits:
Wine	587.8	586.4	—%
Spirits	77.7	71.9	8%
Total Wine and Spirits	665.5	658.3	1%
Consolidated net sales	$1,631.3	$1,526.0	7%

Net sales increased $105.3 million primarily due to an increase in Beer’s net sales driven predominantly by volume growth within our Mexican beer portfolio.

Beer	First Quarter 2016	First Quarter 2015	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$965.8	$867.7	11.3%

Shipment volume	60.3	54.7	10.2%

Depletion volume (1)			10.3%

Beer increased $98.1 million primarily due to the volume growth within our Mexican beer portfolio, which benefited from continued consumer demand and increased advertising spend, combined with a favorable impact from pricing in select markets.

Wine and Spirits	First Quarter 2016	First Quarter 2015	% Increase
(in millions, branded product, 9-liter case equivalents)
Net sales	$665.5	$658.3	1.1%

Shipment volume
Total	15.7	15.1	4.0%
U.S. Domestic	11.7	11.4	2.6%
U.S. Domestic Focus Brands	6.2	5.9	5.1%

Depletion volume (1)
U.S. Domestic			3.5%
U.S. Domestic Focus Brands			6.7%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

Wine and Spirits increased $7.2 million primarily due to (i)  branded wine volume growth due largely to the overlap of a planned reduction in inventory levels by one of our exclusive distributors in the U.S. for First Quarter 2015, (ii)  favorable product mix shift (predominantly within the U.S. branded wine portfolio) and (iii)  branded spirits portfolio growth; partially offset by (i)  an unfavorable year-over-year foreign currency translation impact and (ii)  the unfavorable overlap of the recognition of a contractually required payment for First Quarter 2015 from the previously discussed distributor equal to the approximate profit lost on the reduced sales associated with the inventory reduction.

Gross Profit

	First Quarter 2016	First Quarter 2015	% Increase
(in millions)
Beer	$474.9	$410.2	16%
Wine and Spirits	270.8	267.8	1%
Comparable Adjustments	(8.6)	(7.9)	9%
Consolidated gross profit	$737.1	$670.1	10%

Gross profit increased $67.0 million primarily due to an increase in Beer of $64.7 million driven largely by the volume growth within our Mexican beer portfolio and the favorable impact from pricing in select markets. Wine and Spirits increased $3.0 million primarily due to the favorable product mix shift and lower cost of product sold, partially offset by the unfavorable year-over-year foreign currency translation impact.

Gross profit as a percent of net sales increased to 45.2% for First Quarter 2016 compared to 43.9% for First Quarter 2015 primarily due to (i)  the favorable impact from Beer pricing in select markets and (ii)  lower Beer cost of product sold, partially offset by the unfavorable overlap of the payment associated with the reduction of the exclusive wine distributor’s inventory levels.

Selling, General and Administrative Expenses

	First Quarter 2016	First Quarter 2015	% Increase
(in millions)
Beer	$138.4	$122.7	13%
Wine and Spirits	126.6	124.6	2%
Corporate Operations and Other	26.5	26.1	2%
Comparable Adjustments	18.3	4.5	NM
Consolidated selling, general and administrative expenses	$309.8	$277.9	11%

NM = Not meaningful

Selling, general and administrative expenses increased $31.9 million. This increase is primarily due to an increase in Beer of $15.7 million and Comparable Adjustments of $13.8 million. The increase in Beer is primarily due to an increase in advertising expenses of $15.5 million, due largely to planned investment behind our Mexican beer portfolio.

Selling, general and administrative expenses as a percent of net sales increased to 19.0% for First Quarter 2016 as compared to 18.2% for First Quarter 2015 primarily due to the increase in Comparable Adjustments.

Operating Income

	First Quarter 2016	First Quarter 2015	% Increase (Decrease)
(in millions)
Beer	$336.5	$287.5	17%
Wine and Spirits	144.2	143.2	1%
Corporate Operations and Other	(26.5)	(26.1)	(2%)
Comparable Adjustments	(26.9)	(12.4)	NM
Consolidated operating income	$427.3	$392.2	9%

Operating income increased $35.1 million primarily due to the growth in our Beer segment as a result of the factors discussed above, partially offset by the increase in our Comparable Adjustments.

Interest Expense

Interest expense decreased to $77.5 million for First Quarter 2016 from $86.4 million for First Quarter 2015, a decrease of $8.9 million, or (10%). This decrease was primarily due to lower average interest rates, partially offset by higher average borrowings.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $238.6 million for First Quarter 2016 from $206.7 million for First Quarter 2015, an increase of $31.9 million, or 15%.

Financial Liquidity and Capital Resources

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock and make strategic acquisitions that we believe will enhance stockholder value. Our primary source of liquidity has historically been cash flow from operating activities, except during annual grape harvests when we have relied on short-term borrowings. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. However, we expect our reliance on short-term borrowings to fund our annual grape harvests to be reduced given the historical cash flow from operating activities from the Beer segment. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. We will continue to use our short-term borrowings, including our accounts receivable securitization facilities, to support our working capital requirements.

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments and anticipated capital expenditure requirements for both our short-term and long-term capital needs, including our previously announced Brewery and glass production plant expansions.

Cash Flows

	First Quarter 2016	First Quarter 2015
(in millions)
Net cash provided by operating activities	$205.7	$232.3
Net cash used in investing activities	(131.3)	(136.3)
Net cash provided by (used in) financing activities	(53.4)	213.1
Effect of exchange rate changes on cash and cash equivalents	(0.4)	5.0
Net increase in cash and cash equivalents	$20.6	$314.1

Operating Activities

Net cash provided by operating activities decreased $26.6 million for First Quarter 2016. This decrease resulted primarily from higher income tax and interest payments, partially offset by an increase in cash provided by Beer due largely to strong volume growth in the Mexican beer portfolio. The higher income tax payments are predominantly due to the overlap of income tax refunds received in First Quarter 2015. The higher interest payments are primarily due to timing.

Financing Activities

Net cash used in financing activities increased $266.5 million for First Quarter 2016 primarily from the following:

•	Decreased short-term borrowings for First Quarter 2016 compared to First Quarter 2015;

•	Increased scheduled principal payments of subsidiary long-term debt for First Quarter 2016; and

•	Payment of quarterly cash dividends.

Debt

Total debt outstanding as of May 31, 2015, amounted to $7,317.6 million, a decrease of $30.4 million from February 28, 2015.

The majority of our outstanding borrowings as of May 31, 2015, consisted of fixed-rate senior unsecured notes, with maturities ranging from 2016 to 2024, and variable-rate senior secured term loan facilities under our 2014 Credit Agreement, with maturities ranging from 2018 to 2020.

We had the following borrowing capacity available under our 2014 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	May 31, 2015	June 30, 2015
(in millions)
Revolving Credit Facility	$834.7	$834.8
CBI Facility	$270.0	$270.0
Crown Facility	$160.0	$160.0

The financial institutions participating in our 2014 Credit Agreement and our accounts receivable securitization facilities have complied with prior funding requests and we believe the financial institutions will comply with ongoing funding requests. However, there can be no assurances that any particular financial institution will continue to do so in the future.

As of May 31, 2015, we also have additional credit arrangements totaling $426.8 million, with $200.9 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations.

We have entered into interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior secured term loan facilities. As a result of these agreements, we have fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016.

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

As of May 31, 2015, we were in compliance with all of our covenants under both our 2014 Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 to our consolidated financial statements included in our 2015 Annual Report.

Common Stock Dividends

On June 30, 2015, our Board of Directors declared a quarterly cash dividend of $0.31 per share of Class A Common Stock, $0.28 per share of Class B Convertible Common Stock and $0.28 per share of Class 1 Common Stock payable on August 25, 2015, to stockholders of record of each class on August 11, 2015.

We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of our 2015 Annual Report.

Share Repurchase Programs

Our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock in April 2012 (the “2013 Authorization”). Share repurchases under the 2013 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations, proceeds from borrowings under the accounts receivable securitization facilities or proceeds from revolver borrowings under our senior credit facility. Any repurchased shares will become treasury shares. As of May 31, 2015, we have $703.3 million available for share repurchases under the 2013 Authorization.

For additional information, refer to Note 15 to our consolidated financial statements included in our 2015 Annual Report.

Accounting Guidance Not Yet Adopted

Accounting guidance adopted on March 1, 2015, did not have a material impact on our consolidated financial statements. For further information on accounting guidance not yet adopted, refer to Note 13 of the Financial Statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  timing and source of funds for operating activities, (iv)  the duration of the share repurchase implementation and source of funds for share repurchases, and (v) the amount and timing of future dividends, (II)  the statements regarding the expansions of our Brewery and our glass production plant, including anticipated costs and timeframes for completion, and (III)  the statements regarding the acquisition of Meiomi and its timing are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the acquisition of the beer business, Brewery and glass production plant expansions and other factors as determined by management from time to time, (iii)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (iv)  the timeframe and actual costs associated with the expansions of our Brewery and our glass production plant may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management, and (v)  the actual date of consummation of the Meiomi acquisition may vary from management’s current expectations due to the actual date of receipt of the required regulatory approval. The Meiomi acquisition is subject to the satisfaction of certain closing conditions including receipt of any necessary regulatory approvals. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2015 Annual Report.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of May 31, 2015, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 65% of our balance sheet exposures and forecasted transactional exposures for the remaining nine months of fiscal 2016 were hedged as of May 31, 2015.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2015, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, corn, aluminum and natural gas prices. Approximately 66% of our forecasted transactional exposures for the remaining nine months of fiscal 2016 were hedged as of May 31, 2015.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
(in millions)
Foreign currency contracts	$1,482.3	$1,659.7	$(29.7)	$19.1	$46.3	$(47.1)
Commodity derivative contracts	$195.8	$168.0	$(26.0)	$0.7	$16.8	$(16.9)

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of May 31, 2015, and May 31, 2014, we had an outstanding cash flow designated interest rate swap agreement which fixed LIBOR interest rates (to minimize interest rate volatility) on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, we had offsetting undesignated interest rate swap agreements.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
(in millions)
Fixed interest rate debt	$4,395.5	$4,097.6	$(4,640.7)	$(4,403.6)	$(204.4)	$(190.6)
Variable interest rate debt	$2,923.2	$3,099.9	$(3,019.9)	$(2,965.3)	$(95.2)	$(110.0)
Interest rate swap contracts	$1,500.0	$1,500.0	$(17.6)	$(28.7)	$(5.2)	$(10.4)

For additional discussion on our market risk, refer to Notes 3 and 4 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 33 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	July 9, 2015	By:	/s/ Christopher Stenzel
Christopher Stenzel, Senior Vice President, Treasurer and Controller

Date:	July 9, 2015	By:	/s/ David Klein
David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

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

10.2
Form of Restricted Stock Unit Agreement with respect to Company’s Long-Term Stock Incentive Plan (awards on and after April 28, 2015) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference).*

10.3
Form of Performance Share Unit Agreement for executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on and after April 28, 2015) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference).*

10.4	Form of Performance Share Unit Agreement for non-executive employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on and after April 28, 2015) (filed herewith).*

10.5
Second Amendment to Transition Services Agreement and Waiver, dated as of May 5, 2015, to the Transition Services Agreement, dated as of June 7, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed herewith). ++

10.6
Executive Employment Agreement made as of June 29, 2015, between Constellation Brands, Inc. and David Klein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2015, filed July 2, 2015 and incorporated herein by reference).*

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2015 and February 28, 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended May 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

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