Form 10-Q
period 2015-08-31
CONSTELLATION BRANDS, INC.
filed 2015-10-07
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2015, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	173,148,322
Class B Common Stock, par value $.01 per share	23,360,754
Class 1 Common Stock, par value $.01 per share	None

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	August 31, 2015	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$329.7	$110.1
Accounts receivable	723.5	598.9
Inventories	1,777.1	1,827.2
Prepaid expenses and other	301.2	374.6
Total current assets	3,131.5	2,910.8
Property, plant and equipment	2,773.3	2,681.6
Goodwill	6,416.8	6,208.2
Intangible assets	3,188.7	3,181.0
Other assets	163.1	162.9
Total assets	$15,673.4	$15,144.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$29.3	$52.4
Current maturities of long-term debt	156.1	158.1
Accounts payable	373.3	285.8
Accrued excise taxes	26.9	28.7
Other accrued expenses and liabilities	626.6	605.7
Total current liabilities	1,212.2	1,130.7
Long-term debt, less current maturities	7,238.2	7,137.5
Deferred income taxes	894.4	818.9
Other liabilities	163.6	176.1
Total liabilities	9,508.4	9,263.2
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 252,083,716 shares and 250,839,359 shares, respectively	2.5	2.5
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,366,554 shares and 28,389,608 shares, respectively	0.3	0.3
Additional paid-in capital	2,369.3	2,269.8
Retained earnings	5,698.5	5,277.5
Accumulated other comprehensive loss	(370.2)	(130.9)
	7,700.4	7,419.2
Less: Treasury stock –
Class A Common Stock, at cost, 79,254,408 shares and 79,681,859 shares, respectively	(1,635.4)	(1,646.3)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(1,637.6)	(1,648.5)
Total CBI stockholders’ equity	6,062.8	5,770.7
Noncontrolling interests	102.2	110.6
Total stockholders’ equity	6,165.0	5,881.3
Total liabilities and stockholders’ equity	$15,673.4	$15,144.5

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2015	2014	2015	2014
Sales	$3,710.9	$3,457.1	$1,912.9	$1,770.0
Less – excise taxes	(346.2)	(327.0)	(179.5)	(165.9)
Net sales	3,364.7	3,130.1	1,733.4	1,604.1
Cost of product sold	(1,852.0)	(1,788.0)	(957.8)	(932.1)
Gross profit	1,512.7	1,342.1	775.6	672.0
Selling, general and administrative expenses	(606.0)	(571.2)	(296.2)	(293.3)
Operating income	906.7	770.9	479.4	378.7
Equity in earnings (losses) of equity method investees	1.2	(0.1)	0.2	(0.6)
Interest expense	(154.8)	(171.4)	(77.3)	(85.0)
Loss on write-off of financing costs	(1.1)	(4.4)	(1.1)	(4.4)
Income before income taxes	752.0	595.0	401.2	288.7
Provision for income taxes	(207.7)	(192.5)	(97.1)	(92.9)
Net income	544.3	402.5	304.1	195.8
Net income attributable to noncontrolling interests	(3.3)	—	(1.7)	—
Net income attributable to CBI	$541.0	$402.5	$302.4	$195.8

Comprehensive income	$293.3	$421.3	$109.8	$167.2
Comprehensive loss attributable to noncontrolling interests	8.4	—	7.2	—
Comprehensive income attributable to CBI	$301.7	$421.3	$117.0	$167.2

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$2.80	$2.12	$1.56	$1.03
Basic – Class B Convertible Common Stock	$2.54	$1.93	$1.42	$0.93

Diluted – Class A Common Stock	$2.67	$2.01	$1.49	$0.98
Diluted – Class B Convertible Common Stock	$2.47	$1.84	$1.38	$0.90

Weighted average common shares outstanding:
Basic – Class A Common Stock	171.805	168.663	172.239	169.158
Basic – Class B Convertible Common Stock	23.370	23.408	23.364	23.401

Diluted – Class A Common Stock	202.984	200.579	203.110	200.800
Diluted – Class B Convertible Common Stock	23.370	23.408	23.364	23.401

Cash dividends declared per common share:
Class A Common Stock	$0.62	$—	$0.31	$—
Class B Convertible Common Stock	$0.56	$—	$0.28	$—

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2015	2014
Cash flows from operating activities:
Net income	$544.3	$402.5

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	94.0	67.6
Depreciation	88.7	78.3
Stock-based compensation	26.0	27.9
Amortization of intangible assets	22.7	24.7
Amortization of deferred financing costs	6.2	5.8
Noncash portion of loss on write-off of financing costs	1.1	3.3
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable	(128.9)	(31.3)
Inventories	63.6	(34.3)
Prepaid expenses and other current assets	44.7	(30.7)
Accounts payable	94.1	107.1
Accrued excise taxes	(1.4)	1.8
Other accrued expenses and liabilities	(22.5)	59.8
Other	(29.5)	(14.4)
Total adjustments	258.8	265.6
Net cash provided by operating activities	803.1	668.1

Cash flows from investing activities:
Purchase of business	(317.9)	—
Purchases of property, plant and equipment	(294.8)	(308.2)
Other investing activities	3.7	2.0
Net cash used in investing activities	(609.0)	(306.2)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	200.0	—
Excess tax benefits from stock-based payment awards	89.7	64.0
Proceeds from shares issued under equity compensation plans	33.2	22.1
Dividends paid	(119.8)	—
Principal payments of long-term debt	(109.3)	(34.4)
Payments of minimum tax withholdings on stock-based payment awards	(38.4)	(28.4)
Net proceeds from (repayments of) notes payable	(18.5)	197.0
Payments of financing costs of long-term debt	(7.6)	(2.0)
Payment of delayed purchase price arrangement	—	(543.3)
Net cash provided by (used in) financing activities	29.3	(325.0)

Effect of exchange rate changes on cash and cash equivalents	(3.8)	3.5

Net increase in cash and cash equivalents	219.6	40.4
Cash and cash equivalents, beginning of period	110.1	63.9
Cash and cash equivalents, end of period	$329.7	$104.3

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2015	2014
Supplemental disclosures of noncash investing and financing activities:
Purchase of business
Fair value of assets acquired	$332.8	$—
Liabilities assumed	(16.6)	—
Net assets acquired	316.2	—
Plus - payment of purchase price adjustments	1.7	—
Cash paid for purchase of business	$317.9	$—

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2015
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

2.    INVENTORIES:

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2015	February 28, 2015
(in millions)
Raw materials and supplies	$94.3	$106.0
In-process inventories	1,144.0	1,244.0
Finished case goods	538.8	477.2
	$1,777.1	$1,827.2

3.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2015 Annual Report and have not changed significantly for the six months and three months ended August 31, 2015.

The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2015	February 28, 2015
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$679.2	$454.8
Interest rate swap contracts	$500.0	$500.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$894.3	$1,548.5
Commodity derivative contracts	$214.5	$190.8
Interest rate swap contracts	$1,000.0	$1,000.0

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2015, the estimated fair value of derivative instruments in a net liability position due to counterparties was $105.9 million. If we were required to settle the net liability position under these derivative instruments on August 31, 2015, we would have had sufficient availability under our available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	August 31, 2015	February 28, 2015		August 31, 2015	February 28, 2015
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.2	$5.3	Other accrued expenses and liabilities	$39.8	$23.1
Other assets	$1.2	$2.0	Other liabilities	$24.5	$9.5
Interest rate swap contracts:
Other assets	$—	$0.2	Other accrued expenses and liabilities	$2.4	$2.7

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.5	$27.3	Other accrued expenses and liabilities	$7.0	$26.4
Commodity derivative contracts:
Prepaid expenses and other	$0.2	$0.5	Other accrued expenses and liabilities	$21.0	$18.0
Other assets	$0.4	$0.2	Other liabilities	$10.4	$9.4
Interest rate swap contracts:
Prepaid expenses and other	$3.0	$3.3	Other accrued expenses and liabilities	$15.3	$15.6
			Other liabilities	$—	$4.9

The effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Six Months Ended August 31, 2015
Foreign currency contracts	$(34.9)	Sales	$0.9
		Cost of product sold	(7.8)
Interest rate swap contracts	(1.0)	Interest expense	(4.2)
	$(35.9)		$(11.1)

For the Six Months Ended August 31, 2014
Foreign currency contracts	$5.0	Sales	$4.2
		Cost of product sold	0.5
Interest rate swap contracts	(0.2)	Interest expense	(4.2)
	$4.8		$0.5

For the Three Months Ended August 31, 2015
Foreign currency contracts	$(28.0)	Sales	$0.3
		Cost of product sold	(4.3)
Interest rate swap contracts	(0.3)	Interest expense	(2.1)
	$(28.3)		$(6.1)

For the Three Months Ended August 31, 2014
Foreign currency contracts	$(5.3)	Sales	$3.0
		Cost of product sold	0.2
Interest rate swap contracts	0.3	Interest expense	(2.2)
	$(5.0)		$1.0

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain (Loss) Recognized in Income (Ineffective portion)	Net Gain (Loss) Recognized in Income (Ineffective portion)
(in millions)
For the Six Months Ended August 31, 2015
Foreign currency contracts	Selling, general and administrative expenses	$(0.1)

For the Six Months Ended August 31, 2014
Foreign currency contracts	Selling, general and administrative expenses	$0.2

For the Three Months Ended August 31, 2015
Foreign currency contracts	Selling, general and administrative expenses	$—

For the Three Months Ended August 31, 2014
Foreign currency contracts	Selling, general and administrative expenses	$0.3

We expect $33.2 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Loss Recognized in Income	Net Loss Recognized in Income
(in millions)
For the Six Months Ended August 31, 2015
Commodity derivative contracts	Cost of product sold	$(16.4)
Foreign currency contracts	Selling, general and administrative expenses	(15.1)
		$(31.5)

For the Six Months Ended August 31, 2014
Commodity derivative contracts	Cost of product sold	$(2.7)
Foreign currency contracts	Selling, general and administrative expenses	(7.1)
		$(9.8)

For the Three Months Ended August 31, 2015
Commodity derivative contracts	Cost of product sold	$(11.2)
Foreign currency contracts	Selling, general and administrative expenses	(11.0)
		$(22.2)

For the Three Months Ended August 31, 2014
Commodity derivative contracts	Cost of product sold	$(2.9)
Foreign currency contracts	Selling, general and administrative expenses	(1.4)
		$(4.3)

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

The methods and assumptions we use to estimate the fair value for each class of our financial instruments are presented in Notes 1 and 7 of our consolidated financial statements included in our 2015 Annual Report and have not changed significantly for the six months and three months ended August 31, 2015. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of August 31, 2015, and February 28, 2015, due to the relatively short maturity of these instruments. As of August 31, 2015, the carrying amount of long-term debt, including the current portion, was $7,394.3 million, compared with an estimated fair value of $7,196.7 million. As of February 28, 2015, the carrying amount of long-term debt, including the current portion, was $7,295.6 million, compared with an estimated fair value of $7,378.6 million.

The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2015
Assets:
Foreign currency contracts	$—	$10.9	$—	$10.9
Commodity derivative contracts	$—	$0.6	$—	$0.6
Interest rate swap contracts	$—	$3.0	$—	$3.0
Available-for-sale (“AFS”) debt securities	$—	$—	$7.4	$7.4
Liabilities:
Foreign currency contracts	$—	$71.3	$—	$71.3
Commodity derivative contracts	$—	$31.4	$—	$31.4
Interest rate swap contracts	$—	$17.7	$—	$17.7
February 28, 2015
Assets:
Foreign currency contracts	$—	$34.6	$—	$34.6
Commodity derivative contracts	$—	$0.7	$—	$0.7
Interest rate swap contracts	$—	$3.5	$—	$3.5
AFS debt securities	$—	$—	$7.8	$7.8
Liabilities:
Foreign currency contracts	$—	$59.0	$—	$59.0
Commodity derivative contracts	$—	$27.4	$—	$27.4
Interest rate swap contracts	$—	$23.2	$—	$23.2

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

5.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2014	$3,714.6	$2,432.2	$6,146.8
Purchase accounting allocations (1)	66.7	34.0	100.7
Foreign currency translation adjustments	(5.1)	(34.2)	(39.3)
Balance, February 28, 2015	3,776.2	2,432.0	6,208.2
Purchase accounting allocations (2)	—	239.8	239.8
Foreign currency translation adjustments	(4.9)	(26.3)	(31.2)
Balance, August 31, 2015	$3,771.3	$2,645.5	$6,416.8

(1)	Purchase accounting allocations associated with acquisitions of a glass production plant (Beer) and a super-premium tequila brand (Wine and Spirits).

(2)	Preliminary purchase accounting allocations associated with the acquisition of Meiomi (as defined below).

As of August 31, 2015, and February 28, 2015, we have accumulated impairment losses of $220.0 million and $231.0 million, respectively, within our Wine and Spirits segment.

Meiomi –
In August 2015, we acquired the Meiomi wine business, consisting primarily of the Meiomi trademark, related inventories and certain grape supply contracts (“Meiomi”). The results of operations of Meiomi are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

6.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	August 31, 2015		February 28, 2015
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$100.8	$61.0	$100.9	$63.3
Favorable interim supply agreement	68.3	16.0	68.3	33.9
Other	21.5	4.1	21.0	5.5
Total	$190.6	81.1	$190.2	102.7

Nonamortizable intangible assets
Trademarks		3,103.4		3,073.9
Other		4.2		4.4
Total		3,107.6		3,078.3
Total intangible assets		$3,188.7		$3,181.0

We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2015, and August 31, 2014. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $22.7 million and $24.7 million for the six months ended August 31, 2015, and August 31, 2014, respectively, and $11.0 million and $14.2 million for the three months ended August 31, 2015, and August 31, 2014, respectively. Estimated amortization expense for the remaining six months of fiscal 2016 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2016	$17.3
2017	$10.5
2018	$5.6
2019	$5.6
2020	$5.5
2021	$5.4
Thereafter	$31.2

7.    BORROWINGS:

Borrowings consist of the following:

	August 31, 2015			February 28, 2015
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$—
Other	29.3	—	29.3	52.4
	$29.3	$—	$29.3	$52.4

Long-term debt
Senior Credit Facility – Term Loans	$137.5	$2,806.1	$2,943.6	$2,792.1
Senior Notes	—	4,349.1	4,349.1	4,348.6
Other	18.6	83.0	101.6	154.9
	$156.1	$7,238.2	$7,394.3	$7,295.6

Senior credit facility –
On July 16, 2015, the Company, CIH International S.à r.l., an indirect wholly-owned subsidiary of ours (“CIH” and together with the Company, the “Borrowers”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain lenders (all such parties other than either of the Borrowers and the Administrative Agent are collectively referred to as the “Lenders”) entered into Amendment No. 2 (the “Amendment”) to our then-existing senior credit facility (as amended, the “2015 Credit Agreement”). The Amendment was entered into primarily for (i)  the creation of a new $1.27 billion U.S. Term A loan facility into which the existing U.S. Term A and Term A-2 loan facilities have been combined and increased by $200.0 million, (ii)  the refinance of the existing U.S. Term A-1 loan facility and extension of its maturity to July 16, 2021, (iii)  the creation of a new $1.43 billion European Term A loan facility into which the existing European Term A and Term B-1 loan facilities have been combined, (iv)  the extension of the maturity date of all tranches, other than the new U.S. Term A-1 loan facility, to July 16, 2020, and (v)  the increase of the revolving credit facility by $300.0 million to $1.15 billion. The 2015 Credit Agreement was used to refinance the outstanding obligations under our then-existing senior credit facility, with the incremental $200.0 million of borrowings under the new U.S. Term A loan facility used to finance a portion of the purchase price for the acquisition of Meiomi.

The Amendment also modified certain of our financial and other covenants, and provides for the automatic revision of certain covenants (including financial covenants) and the suspension of the Incremental Cap (as defined below) and the collateral requirements under the 2015 Credit Agreement if we receive an Investment Grade Rating (as defined in the 2015 Credit Agreement) on our corporate ratings from each of S&P and Moody’s, and no default or event of default has occurred or is continuing (a “Covenant Suspension Period”). A Covenant Suspension Period will continue until such time as any of our corporate ratings cease to be an Investment Grade Rating.

The 2015 Credit Agreement provides for aggregate credit facilities of $4,093.6 million, consisting of the following:

	Amount	Maturity
(in millions)
Revolving Credit Facility (1)(2)	$1,150.0	July 16, 2020
U.S. Term A Facility (1)(3)	1,271.6	July 16, 2020
U.S. Term A-1 Facility (1)(3)	241.9	July 16, 2021
European Term A Facility (1)(3)	1,430.1	July 16, 2020
	$4,093.6

(1)	Contractual interest rate varies based on our debt ratio (as defined in the 2015 Credit Agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin.

(2)
Provides for credit facilities consisting of a $575.0 million U.S. Revolving Credit Facility and a $575.0 million European Revolving Credit Facility. Includes two sub-facilities for letters of credit of up to $200.0 million in the aggregate. We are the borrower under the U.S. Revolving Credit Facility and we and/or CIH are the borrowers under the European Revolving Credit Facility.

(3)	We are the borrower under the U.S. Term A and the U.S. Term A-1 loan facilities. CIH is the borrower under the European Term A loan facility.

The 2015 Credit Agreement also permits us to elect to increase the revolving credit commitments under the U.S. Revolving Credit Facility or add one or more tranches of additional term loans, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions. The minimum aggregate principal amount of such incremental revolving credit commitment increases or additional term loans may be no less than $25.0 million. The maximum aggregate principal amount of all such incremental revolving credit commitment increases and additional term loans, other than term loans the proceeds of which are applied to repay existing term loans, may be no more than $750.0 million (the “Incremental Cap”), except during a Covenant Suspension Period, during which time the Incremental Cap would be an unlimited amount.

As of August 31, 2015, information with respect to borrowings under the 2015 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A Facility	U.S. Term A-1 Facility	European Term A Facility
(in millions, except percentage data)
Outstanding borrowings	$—	$1,271.6	$241.9	$1,430.1
Interest rate	—%	1.7%	1.9%	1.7%
Libor margin	1.5%	1.5%	1.75%	1.5%
Outstanding letters of credit	$15.2
Remaining borrowing capacity	$1,134.8

In addition, in April 2012, we entered into interest rate swap agreements which fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016.

As of August 31, 2015, the required principal repayments of the term loans under the 2015 Credit Agreement for the remaining six months of fiscal 2016 and for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	European Term A Facility	Total
(in millions)
2016	$31.8	$1.2	$35.8	$68.8
2017	63.6	2.4	71.5	137.5
2018	63.6	2.4	71.5	137.5
2019	63.6	2.4	71.5	137.5
2020	63.5	2.5	71.5	137.5
2021	985.5	2.4	1,108.3	2,096.2
Thereafter	—	228.6	—	228.6
	$1,271.6	$241.9	$1,430.1	$2,943.6

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

As of August 31, 2015, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$—	—%	$270.0
Crown Facility	$—	—%	$160.0

On September 28, 2015, our existing accounts receivable securitization facilities were amended, resulting in the extension of each facility for an additional 364-day term. In addition, the newly amended CBI Facility provides borrowing capacity of $235.0 million up to $330.0 million and the newly amended Crown Facility provides borrowing capacity of $100.0 million up to $190.0 million. The remaining provisions of the amended facilities are substantially identical in all material respects to the prior facilities.

8.    INCOME TAXES:

Our effective tax rate for the six months ended August 31, 2015, and August 31, 2014, was 27.6% and 32.4%, respectively. Our effective tax rate for the three months ended August 31, 2015, and August 31, 2014, was 24.2% and 32.2%, respectively.

For the six months and three months ended August 31, 2015, our effective tax rates were lower than the federal statutory rate of 35% primarily due to a decrease in uncertain tax positions and lower effective tax rates applicable to our foreign businesses. Our effective tax rates for the six months and three months ended August 31, 2014, were lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses.

The Internal Revenue Service (“IRS”) concluded its review of our fiscal years ended February 29, 2010, and February 28, 2011. We received a Revenue Agent’s Report (“RAR”) from the IRS proposing tax assessments for those years. We disagree with certain assessments in this report and have submitted a written protest stating our formal disagreement with the conclusions presented in the RAR. We believe that our position will be successfully sustained. For other items that were effectively settled, we reduced our liability for uncertain tax positions and recorded a tax benefit of $31.9 million for the three months ended August 31, 2015.

9.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the six months and three months ended August 31, 2015, and August 31, 2014, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the six months and three months ended August 31, 2015, and August 31, 2014, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Six Months Ended
	August 31, 2015		August 31, 2014
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$481.6	$59.4	$357.4	$45.1
Conversion of Class B common shares into Class A common shares	59.4	—	45.1	—
Effect of stock-based awards on allocated net income	—	(1.8)	—	(1.9)
Net income attributable to CBI allocated – diluted	$541.0	$57.6	$402.5	$43.2

Weighted average common shares outstanding – basic	171.805	23.370	168.663	23.408
Conversion of Class B common shares into Class A common shares	23.370	—	23.408	—
Stock-based awards, primarily stock options	7.809	—	8.508	—
Weighted average common shares outstanding – diluted	202.984	23.370	200.579	23.408

Net income per common share attributable to CBI – basic	$2.80	$2.54	$2.12	$1.93
Net income per common share attributable to CBI – diluted	$2.67	$2.47	$2.01	$1.84

	For the Three Months Ended
	August 31, 2015		August 31, 2014
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$269.3	$33.1	$173.9	$21.9
Conversion of Class B common shares into Class A common shares	33.1	—	21.9	—
Effect of stock-based awards on allocated net income	—	(1.0)	—	(0.9)
Net income attributable to CBI allocated – diluted	$302.4	$32.1	$195.8	$21.0

Weighted average common shares outstanding – basic	172.239	23.364	169.158	23.401
Conversion of Class B common shares into Class A common shares	23.364	—	23.401	—
Stock-based awards, primarily stock options	7.507	—	8.241	—
Weighted average common shares outstanding – diluted	203.110	23.364	200.800	23.401

Net income per common share attributable to CBI – basic	$1.56	$1.42	$1.03	$0.93
Net income per common share attributable to CBI – diluted	$1.49	$1.38	$0.98	$0.90

10.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2015
Net income attributable to CBI			$541.0
Other comprehensive loss:
Foreign currency translation adjustments:
Net losses	$(217.8)	$2.8	(215.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(217.8)	2.8	(215.0)
Unrealized loss on cash flow hedges:
Net derivative losses	(48.9)	13.0	(35.9)
Reclassification adjustments	16.3	(5.1)	11.2
Net loss recognized in other comprehensive loss	(32.6)	7.9	(24.7)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.4)	—	(0.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.4)	—	(0.4)
Pension/postretirement adjustments:
Net actuarial gains	0.9	(0.3)	0.6
Reclassification adjustments	0.2	—	0.2
Net gain recognized in other comprehensive loss	1.1	(0.3)	0.8
Other comprehensive loss attributable to CBI	$(249.7)	$10.4	(239.3)
Comprehensive income attributable to CBI			$301.7

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2014
Net income attributable to CBI			$402.5
Other comprehensive income:
Foreign currency translation adjustments:
Net gains	$15.8	$(1.2)	14.6
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	15.8	(1.2)	14.6
Unrealized gain on cash flow hedges:
Net derivative gains	6.4	(1.6)	4.8
Reclassification adjustments	(0.1)	(0.6)	(0.7)
Net gain recognized in other comprehensive income	6.3	(2.2)	4.1
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.2	(0.1)	0.1
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.2	(0.1)	0.1
Other comprehensive income attributable to CBI	$22.3	$(3.5)	18.8
Comprehensive income attributable to CBI			$421.3

For the Three Months Ended August 31, 2015
Net income attributable to CBI			$302.4
Other comprehensive loss:
Foreign currency translation adjustments:
Net losses	$(167.1)	$3.4	(163.7)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(167.1)	3.4	(163.7)
Unrealized loss on cash flow hedges:
Net derivative losses	(38.4)	10.1	(28.3)
Reclassification adjustments	8.7	(2.6)	6.1
Net loss recognized in other comprehensive loss	(29.7)	7.5	(22.2)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.3)	—	(0.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.3)	—	(0.3)
Pension/postretirement adjustments:
Net actuarial gains	1.0	(0.3)	0.7
Reclassification adjustments	0.1	—	0.1
Net gain recognized in other comprehensive loss	1.1	(0.3)	0.8
Other comprehensive loss attributable to CBI	$(196.0)	$10.6	(185.4)
Comprehensive income attributable to CBI			$117.0

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2014
Net income attributable to CBI			$195.8
Other comprehensive loss:
Foreign currency translation adjustments:
Net losses	$(21.7)	$(0.5)	(22.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(21.7)	(0.5)	(22.2)
Unrealized loss on cash flow hedges:
Net derivative losses	(7.2)	2.2	(5.0)
Reclassification adjustments	(1.5)	0.2	(1.3)
Net loss recognized in other comprehensive loss	(8.7)	2.4	(6.3)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.1)	—	(0.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.1)	—	(0.1)
Other comprehensive loss attributable to CBI	$(30.5)	$1.9	(28.6)
Comprehensive income attributable to CBI			$167.2

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 28, 2015	$(86.1)	$(29.1)	$(2.5)	$(13.2)	$(130.9)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(215.0)	(35.9)	(0.4)	0.6	(250.7)
Amounts reclassified from accumulated other comprehensive loss	—	11.2	—	0.2	11.4
Other comprehensive income (loss)	(215.0)	(24.7)	(0.4)	0.8	(239.3)
Balance, August 31, 2015	$(301.1)	$(53.8)	$(2.9)	$(12.4)	$(370.2)

11.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of August 31, 2015, and February 28, 2015, the condensed consolidating statements of comprehensive income for the six months and three months ended August 31, 2015, and August 31, 2014, and the condensed consolidating statements of cash flows for the six months ended August 31, 2015, and August 31, 2014, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial statements for our Subsidiary Guarantors are not presented because we have determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2015 Annual Report. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2015
Current assets:
Cash and cash equivalents	$132.9	$0.8	$196.0	$—	$329.7
Accounts receivable	0.1	10.4	713.0	—	723.5
Inventories	158.7	1,365.3	354.9	(101.8)	1,777.1
Intercompany receivable	15,048.2	20,751.7	7,772.2	(43,572.1)	—
Prepaid expenses and other	49.0	51.6	332.6	(132.0)	301.2
Total current assets	15,388.9	22,179.8	9,368.7	(43,805.9)	3,131.5
Property, plant and equipment	58.3	833.5	1,881.5	—	2,773.3
Investments in subsidiaries	12,308.7	16.8	—	(12,325.5)	—
Goodwill	—	5,651.0	765.8	—	6,416.8
Intangible assets	—	740.5	2,444.3	3.9	3,188.7
Intercompany notes receivable	3,880.0	85.8	—	(3,965.8)	—
Other assets	59.7	70.6	32.8	—	163.1
Total assets	$31,695.6	$29,578.0	$14,493.1	$(60,093.3)	$15,673.4

Current liabilities:
Notes payable to banks	$—	$—	$29.3	$—	$29.3
Current maturities of long-term debt	66.0	17.0	73.1	—	156.1
Accounts payable	28.8	188.9	155.6	—	373.3
Accrued excise taxes	13.6	9.0	4.3	—	26.9
Intercompany payable	19,303.6	16,264.1	8,004.4	(43,572.1)	—
Other accrued expenses and liabilities	390.5	189.4	210.4	(163.7)	626.6
Total current liabilities	19,802.5	16,668.4	8,477.1	(43,735.8)	1,212.2
Long-term debt, less current maturities	5,796.6	28.6	1,413.0	—	7,238.2
Deferred income taxes	21.8	664.8	207.8	—	894.4
Intercompany notes payable	—	3,949.8	16.0	(3,965.8)	—
Other liabilities	11.9	42.9	108.8	—	163.6
Total liabilities	25,632.8	21,354.5	10,222.7	(47,701.6)	9,508.4
Total CBI stockholders’ equity	6,062.8	8,223.5	4,168.2	(12,391.7)	6,062.8
Noncontrolling interests	—	—	102.2	—	102.2
Total stockholders’ equity	6,062.8	8,223.5	4,270.4	(12,391.7)	6,165.0
Total liabilities and stockholders’ equity	$31,695.6	$29,578.0	$14,493.1	$(60,093.3)	$15,673.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2015
Current assets:
Cash and cash equivalents	$24.5	$0.7	$84.9	$—	$110.1
Accounts receivable	0.8	27.3	570.8	—	598.9
Inventories	153.3	1,419.0	357.7	(102.8)	1,827.2
Intercompany receivable	13,158.7	18,389.9	6,512.0	(38,060.6)	—
Prepaid expenses and other	46.2	94.0	427.0	(192.6)	374.6
Total current assets	13,383.5	19,930.9	7,952.4	(38,356.0)	2,910.8
Property, plant and equipment	59.3	854.5	1,767.8	—	2,681.6
Investments in subsidiaries	11,657.2	13.8	—	(11,671.0)	—
Goodwill	—	5,411.3	796.9	—	6,208.2
Intangible assets	—	703.3	2,474.3	3.4	3,181.0
Intercompany notes receivable	4,087.3	129.9	—	(4,217.2)	—
Other assets	61.4	68.4	33.1	—	162.9
Total assets	$29,248.7	$27,112.1	$13,024.5	$(54,240.8)	$15,144.5

Current liabilities:
Notes payable to banks	$—	$—	$52.4	$—	$52.4
Current maturities of long-term debt	92.3	16.9	48.9	—	158.1
Accounts payable	41.2	113.2	131.4	—	285.8
Accrued excise taxes	12.6	11.3	4.8	—	28.7
Intercompany payable	17,206.7	14,201.6	6,652.3	(38,060.6)	—
Other accrued expenses and liabilities	462.5	211.2	156.9	(224.9)	605.7
Total current liabilities	17,815.3	14,554.2	7,046.7	(38,285.5)	1,130.7
Long-term debt, less current maturities	5,601.4	30.9	1,505.2	—	7,137.5
Deferred income taxes	17.6	633.6	167.7	—	818.9
Intercompany notes payable	—	3,863.4	353.8	(4,217.2)	—
Other liabilities	43.7	36.7	95.7	—	176.1
Total liabilities	23,478.0	19,118.8	9,169.1	(42,502.7)	9,263.2
Total CBI stockholders’ equity	5,770.7	7,993.3	3,744.8	(11,738.1)	5,770.7
Noncontrolling interests	—	—	110.6	—	110.6
Total stockholders’ equity	5,770.7	7,993.3	3,855.4	(11,738.1)	5,881.3
Total liabilities and stockholders’ equity	$29,248.7	$27,112.1	$13,024.5	$(54,240.8)	$15,144.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2015
Sales	$1,183.6	$2,922.4	$1,618.0	$(2,013.1)	$3,710.9
Less – excise taxes	(159.7)	(154.8)	(31.7)	—	(346.2)
Net sales	1,023.9	2,767.6	1,586.3	(2,013.1)	3,364.7
Cost of product sold	(828.5)	(2,079.6)	(952.1)	2,008.2	(1,852.0)
Gross profit	195.4	688.0	634.2	(4.9)	1,512.7
Selling, general and administrative expenses	(199.6)	(351.3)	(62.2)	7.1	(606.0)
Operating income (loss)	(4.2)	336.7	572.0	2.2	906.7
Equity in earnings of equity method investees and subsidiaries	626.3	3.7	0.4	(629.2)	1.2
Interest income	0.1	—	0.3	—	0.4
Intercompany interest income	92.0	130.3	—	(222.3)	—
Interest expense	(140.8)	(0.6)	(13.8)	—	(155.2)
Intercompany interest expense	(130.0)	(91.9)	(0.4)	222.3	—
Loss on write-off of financing costs	(0.4)	—	(0.7)	—	(1.1)
Income before income taxes	443.0	378.2	557.8	(627.0)	752.0
(Provision for) benefit from income taxes	98.0	(147.9)	(156.8)	(1.0)	(207.7)
Net income	541.0	230.3	401.0	(628.0)	544.3
Net income attributable to noncontrolling interests	—	—	(3.3)	—	(3.3)
Net income attributable to CBI	$541.0	$230.3	$397.7	$(628.0)	$541.0

Comprehensive income attributable to CBI	$301.7	$230.1	$155.8	$(385.9)	$301.7

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2014
Sales	$1,139.2	$2,659.5	$1,605.4	$(1,947.0)	$3,457.1
Less – excise taxes	(153.2)	(139.1)	(34.7)	—	(327.0)
Net sales	986.0	2,520.4	1,570.7	(1,947.0)	3,130.1
Cost of product sold	(796.9)	(1,906.4)	(1,012.9)	1,928.2	(1,788.0)
Gross profit	189.1	614.0	557.8	(18.8)	1,342.1
Selling, general and administrative expenses	(194.1)	(301.0)	(83.5)	7.4	(571.2)
Operating income (loss)	(5.0)	313.0	474.3	(11.4)	770.9
Equity in earnings (losses) of equity method investees and subsidiaries	509.0	1.8	0.6	(511.5)	(0.1)
Interest income	—	—	0.6	—	0.6
Intercompany interest income	88.5	103.8	0.2	(192.5)	—
Interest expense	(146.0)	(0.7)	(25.3)	—	(172.0)
Intercompany interest expense	(103.5)	(88.4)	(0.6)	192.5	—
Loss on write-off of financing costs	—	—	(4.4)	—	(4.4)
Income before income taxes	343.0	329.5	445.4	(522.9)	595.0
(Provision for) benefit from income taxes	59.5	(123.1)	(132.4)	3.5	(192.5)
Net income	402.5	206.4	313.0	(519.4)	402.5
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to CBI	$402.5	$206.4	$313.0	$(519.4)	$402.5

Comprehensive income attributable to CBI	$421.3	$207.5	$329.4	$(536.9)	$421.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2015
Sales	$625.0	$1,497.5	$792.8	$(1,002.4)	$1,912.9
Less – excise taxes	(83.5)	(79.7)	(16.3)	—	(179.5)
Net sales	541.5	1,417.8	776.5	(1,002.4)	1,733.4
Cost of product sold	(437.7)	(1,076.0)	(466.0)	1,021.9	(957.8)
Gross profit	103.8	341.8	310.5	19.5	775.6
Selling, general and administrative expenses	(96.8)	(174.1)	(28.7)	3.4	(296.2)
Operating income	7.0	167.7	281.8	22.9	479.4
Equity in earnings of equity method investees and subsidiaries	322.1	1.5	0.2	(323.6)	0.2
Interest income	—	—	0.1	—	0.1
Intercompany interest income	46.2	66.4	—	(112.6)	—
Interest expense	(71.5)	(0.3)	(5.6)	—	(77.4)
Intercompany interest expense	(66.4)	(46.0)	(0.2)	112.6	—
Loss on write-off of financing costs	(0.4)	—	(0.7)	—	(1.1)
Income before income taxes	237.0	189.3	275.6	(300.7)	401.2
(Provision for) benefit from income taxes	65.4	(74.8)	(80.1)	(7.6)	(97.1)
Net income	302.4	114.5	195.5	(308.3)	304.1
Net income attributable to noncontrolling interests	—	—	(1.7)	—	(1.7)
Net income attributable to CBI	$302.4	$114.5	$193.8	$(308.3)	$302.4

Comprehensive income attributable to CBI	$117.0	$115.0	$6.2	$(121.2)	$117.0

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2014
Sales	$594.7	$1,357.2	$791.4	$(973.3)	$1,770.0
Less – excise taxes	(76.9)	(71.5)	(17.5)	—	(165.9)
Net sales	517.8	1,285.7	773.9	(973.3)	1,604.1
Cost of product sold	(418.6)	(983.1)	(504.2)	973.8	(932.1)
Gross profit	99.2	302.6	269.7	0.5	672.0
Selling, general and administrative expenses	(101.2)	(152.5)	(43.1)	3.5	(293.3)
Operating income (loss)	(2.0)	150.1	226.6	4.0	378.7
Equity in earnings (losses) of equity method investees and subsidiaries	3.2	0.3	0.4	(4.5)	(0.6)
Interest income	—	—	0.1	—	0.1
Intercompany interest income	44.4	54.5	0.1	(99.0)	—
Interest expense	(74.1)	(0.4)	(10.6)	—	(85.1)
Intercompany interest expense	(54.3)	(44.3)	(0.4)	99.0	—
Loss on write-off of financing costs	—	—	(4.4)	—	(4.4)
Income (loss) before income taxes	(82.8)	160.2	211.8	(0.5)	288.7
(Provision for) benefit from income taxes	278.6	(60.6)	(309.8)	(1.1)	(92.9)
Net income (loss)	195.8	99.6	(98.0)	(1.6)	195.8
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to CBI	$195.8	$99.6	$(98.0)	$(1.6)	$195.8

Comprehensive income (loss) attributable to CBI	$167.2	$99.0	$(128.4)	$29.4	$167.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2015
Net cash provided by (used in) operating activities	$(239.4)	$495.1	$547.4	$—	$803.1

Cash flows from investing activities:
Purchase of business	—	(316.2)	(1.7)	—	(317.9)
Purchases of property, plant and equipment	(5.4)	(19.5)	(269.9)	—	(294.8)
Net proceeds from intercompany notes	139.4	—	—	(139.4)	—
Net investments in equity affiliates	(260.6)	—	—	260.6	—
Other investing activities	2.0	—	1.7	—	3.7
Net cash used in investing activities	(124.6)	(335.7)	(269.9)	121.2	(609.0)

Cash flows from financing activities:
Net contributions from (returns of capital to) equity affiliates	—	(10.5)	271.1	(260.6)	—
Net proceeds from (repayments of) intercompany notes	308.4	(103.6)	(344.2)	139.4	—
Proceeds from issuance of long-term debt	200.0	—	—	—	200.0
Excess tax benefits from stock-based payment awards	89.7	—	—	—	89.7
Proceeds from shares issued under equity compensation plans	33.2	—	—	—	33.2
Dividends paid	(119.8)	—	—	—	(119.8)
Principal payments of long-term debt	(31.5)	(9.5)	(68.3)	—	(109.3)
Payments of minimum tax withholdings on stock-based payment awards	—	(35.7)	(2.7)	—	(38.4)
Net repayments of notes payable	—	—	(18.5)	—	(18.5)
Payments of financing costs of long-term debt	(7.6)	—	—	—	(7.6)
Net cash provided by (used in) financing activities	472.4	(159.3)	(162.6)	(121.2)	29.3

Effect of exchange rate changes on cash and cash equivalents	—	—	(3.8)	—	(3.8)

Net increase in cash and cash equivalents	108.4	0.1	111.1	—	219.6
Cash and cash equivalents, beginning of period	24.5	0.7	84.9	—	110.1
Cash and cash equivalents, end of period	$132.9	$0.8	$196.0	$—	$329.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2014
Net cash provided by (used in) operating activities	$(224.8)	$393.2	$499.7	$—	$668.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(13.3)	(54.5)	(240.4)	—	(308.2)
Net proceeds from intercompany notes	207.9	—	—	(207.9)	—
Net investments in equity affiliates	(46.4)	—	—	46.4	—
Other investing activities	—	(5.7)	7.7	—	2.0
Net cash provided by (used in) investing activities	148.2	(60.2)	(232.7)	(161.5)	(306.2)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(24.9)	24.9	—
Net contributions from (returns of capital to) equity affiliates	—	(16.6)	87.9	(71.3)	—
Net proceeds from (repayments of) intercompany notes	20.6	(281.7)	53.2	207.9	—
Excess tax benefits from stock-based payment awards	64.0	—	—	—	64.0
Proceeds from shares issued under equity compensation plans	22.1	—	—	—	22.1
Principal payments of long-term debt	(16.8)	(8.7)	(8.9)	—	(34.4)
Payments of minimum tax withholdings on stock-based payment awards	—	(26.1)	(2.3)	—	(28.4)
Net proceeds from notes payable	—	—	197.0	—	197.0
Payments of financing costs of long-term debt	(0.1)	—	(1.9)	—	(2.0)
Payment of delayed purchase price arrangement	—	—	(543.3)	—	(543.3)
Net cash provided by (used in) financing activities	89.8	(333.1)	(243.2)	161.5	(325.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	3.5	—	3.5

Net increase (decrease) in cash and cash equivalents	13.2	(0.1)	27.3	—	40.4
Cash and cash equivalents, beginning of period	0.5	0.8	62.6	—	63.9
Cash and cash equivalents, end of period	$13.7	$0.7	$89.9	$—	$104.3

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2015	2014	2015	2014
(in millions)
Net sales
Product recall	$—	$(3.5)	$—	$(3.5)

Cost of product sold
Amortization of favorable interim supply agreement	(17.9)	(18.9)	(9.0)	(11.3)
Net loss on undesignated commodity derivative contracts	(16.4)	(2.7)	(11.2)	(2.9)
Flow through of inventory step-up	(1.2)	—	(1.2)	—
Settlements of undesignated commodity derivative contracts	12.2	(0.6)	6.7	(0.1)
Product recall	—	(5.4)	—	(5.4)
Other losses	—	(2.6)	—	(2.6)
Total cost of product sold	(23.3)	(30.2)	(14.7)	(22.3)

Selling, general and administrative expenses
Restructuring and related charges	(14.3)	—	(1.3)	—
Transaction, integration and other acquisition-related costs	(10.8)	(13.1)	(5.5)	(8.6)
Product recall	—	(0.3)	—	(0.3)
Total selling, general and administrative expenses	(25.1)	(13.4)	(6.8)	(8.9)
Comparable Adjustments, Operating loss	$(48.4)	$(47.1)	$(21.5)	$(34.7)

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2015 Annual Report. Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2015	2014	2015	2014
(in millions)
Beer
Net sales	$1,985.3	$1,759.5	$1,019.5	$891.8
Segment operating income	$692.4	$558.5	$355.9	$271.0
Long-lived tangible assets	$1,630.8	$1,060.6	$1,630.8	$1,060.6
Total assets	$8,470.7	$7,713.3	$8,470.7	$7,713.3
Capital expenditures	$260.7	$228.8	$149.2	$143.5
Depreciation and amortization	$27.9	$19.9	$13.6	$10.1

Wine and Spirits
Net sales:
Wine	$1,212.1	$1,227.1	$624.3	$640.7
Spirits	167.3	147.0	89.6	75.1
Net sales	$1,379.4	$1,374.1	$713.9	$715.8
Segment operating income	$320.1	$313.0	$175.9	$169.8
Equity in earnings (losses) of equity method investees	$1.2	$(0.1)	$0.2	$(0.6)
Long-lived tangible assets	$1,030.0	$1,107.5	$1,030.0	$1,107.5
Investments in equity method investees	$73.3	$72.0	$73.3	$72.0
Total assets	$6,725.7	$6,610.0	$6,725.7	$6,610.0
Capital expenditures	$31.9	$51.5	$15.2	$20.2
Depreciation and amortization	$51.6	$50.9	$27.4	$25.3

Corporate Operations and Other
Segment operating loss	$(57.4)	$(53.5)	$(30.9)	$(27.4)
Long-lived tangible assets	$112.5	$131.8	$112.5	$131.8
Investments in equity method investees	$1.0	$—	$1.0	$—
Total assets	$477.0	$334.1	$477.0	$334.1
Capital expenditures	$2.2	$27.9	$0.7	$13.1
Depreciation and amortization	$14.0	$13.3	$6.7	$6.8

Comparable Adjustments
Net sales	$—	$(3.5)	$—	$(3.5)
Operating loss	$(48.4)	$(47.1)	$(21.5)	$(34.7)
Depreciation and amortization	$17.9	$18.9	$9.0	$11.3

Consolidated
Net sales	$3,364.7	$3,130.1	$1,733.4	$1,604.1
Operating income	$906.7	$770.9	$479.4	$378.7
Equity in earnings (losses) of equity method investees	$1.2	$(0.1)	$0.2	$(0.6)
Long-lived tangible assets	$2,773.3	$2,299.9	$2,773.3	$2,299.9
Investments in equity method investees	$74.3	$72.0	$74.3	$72.0
Total assets	$15,673.4	$14,657.4	$15,673.4	$14,657.4
Capital expenditures	$294.8	$308.2	$165.1	$176.8
Depreciation and amortization	$111.4	$103.0	$56.7	$53.5

13.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

Revenue recognition –
In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five step process will be utilized to recognize revenue, as follows:  (i)  identify the contract with a customer, (ii)  identify the performance obligations in the contract, (iii)  determine the transaction price, (iv)  allocate the transaction price to the performance obligations in the contract and (v)  recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this guidance for our annual and interim periods beginning March 1, 2018, utilizing one of two methods:  retrospective restatement for each reporting period presented at time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2015 Annual Report. This MD&A is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy on a business segment basis and a discussion of a recent acquisition.

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

Strategy

Our business strategy in the Beer segment includes the following:  (i)  continued focus on growing our premium Mexican beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands; (ii)  completion of the required expansion of our brewery located in Nava, Coahuila, Mexico (the “Brewery”) from 10 million hectoliters production capacity to 20 million hectoliters production capacity by December 31, 2016, with a goal to complete the expansion in June 2016; and (iii)  incremental expansion of the Brewery from 20 million hectoliters production capacity to 25 million hectoliters production capacity by December 31, 2017. In addition, we continue to assess the need for additional brewery production capacity beyond 25 million hectoliters.

Our business strategy in the Wine and Spirits segment is centered on continued focus on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, we continue to focus on growing premium product categories. We have consolidated our U.S. distribution network in markets where it was feasible, which currently represents about 70% of our branded wine and spirits volume in the U.S., in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers. In addition, we dedicate a large share of our sales and marketing resources to some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price segments. These brands include:  Black Box, Clos du Bois, Estancia, Franciscan Estate, Inniskillin, Kim Crawford, Mark West, Meiomi, Mount Veeder, Robert Mondavi, Ruffino, Saved, Simi, SVEDKA Vodka, The Dreaming Tree and Wild Horse.

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

Recent Acquisition

Meiomi

In August 2015, we acquired Meiomi, which primarily included the acquisition of the Meiomi trademark, related inventories and certain grape supply contracts. The acquisition of this higher-margin, fine wine growth brand has complemented our existing portfolio and further strengthened our position in the U.S. Pinot Noir category. The results of operations of Meiomi are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

Results of Operations

Financial Highlights

For the three months ended August 31, 2015 (“Second Quarter 2016”), and August 31, 2014 (“Second Quarter 2015”):

•	Our Beer segment continued to drive improvement within our results of operations.

•	Our net sales increased 8% primarily due to strong consumer demand within the Mexican beer portfolio.

•	Operating income increased 27% primarily due to the strong consumer demand within the Mexican beer portfolio, combined with a decrease in Comparable Adjustments.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 54% and 52%, respectively, primarily due to the items discussed above combined with a lower effective tax rate.

For the six months ended August 31, 2015 (“Six Months 2016”), and August 31, 2014 (“Six Months 2015”):

•	Our Beer segment continued to drive improvement within our results of operations.

•	Our net sales increased 7% primarily due to strong consumer demand within the Mexican beer portfolio.

•	Operating income increased 18% primarily due to the strong consumer demand within the Mexican beer portfolio.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 34% and 33%, respectively, primarily due to the items discussed above combined with a lower effective tax rate.

References to organic throughout the following discussion exclude the impact of branded wine acquired in the acquisition of Meiomi.

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

As more fully described herein and in the related notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	Second Quarter 2016	Second Quarter 2015	Six Months 2016	Six Months 2015
(in millions)
Net sales
Product recall	$—	$(3.5)	$—	$(3.5)

Cost of product sold
Net loss on undesignated commodity derivative contracts	(11.2)	(2.9)	(16.4)	(2.7)
Amortization of favorable interim supply agreement	(9.0)	(11.3)	(17.9)	(18.9)
Flow through of inventory step-up	(1.2)	—	(1.2)	—
Settlements of undesignated commodity derivative contracts	6.7	(0.1)	12.2	(0.6)
Product recall	—	(5.4)	—	(5.4)
Other losses	—	(2.6)	—	(2.6)
Total cost of product sold	(14.7)	(22.3)	(23.3)	(30.2)

Selling, general and administrative expenses
Transaction, integration and other acquisition-related costs	(5.5)	(8.6)	(10.8)	(13.1)
Restructuring and related charges	(1.3)	—	(14.3)	—
Product recall	—	(0.3)	—	(0.3)
Total selling, general and administrative expenses	(6.8)	(8.9)	(25.1)	(13.4)

Loss on write-off of financing costs	(1.1)	(4.4)	(1.1)	(4.4)
Comparable Adjustments	$(22.6)	$(39.1)	$(49.5)	$(51.5)

Net Sales

Product Recall

Product recall costs represent costs, net of recoveries, primarily associated with wholesale distributor payments in connection with the collection and handling of recalled product associated with the August 2014 voluntary product recall of select packages in the U.S. and Guam of Corona Extra beer (the “Product Recall”).

Cost of Product Sold

Undesignated Commodity Derivative Contracts

Net loss on undesignated commodity derivative contracts represents a net loss from the changes in fair value of undesignated commodity derivative contracts. The net loss is reported outside of segment operating results until such time that the underlying exposure is recognized in the segment operating results. Upon settlement, the net loss from the changes in fair value of the undesignated commodity derivative contracts is reported in the appropriate operating segment, allowing the results of our operating segments to reflect the economic effects of the commodity derivative contracts without the resulting unrealized mark to fair value volatility.

Favorable Interim Supply Agreement

In connection with the June 2013 acquisition of the beer business, a temporary supply agreement was negotiated under a favorable pricing arrangement for the required volume of beer needed to fulfill expected U.S.

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

Selling, General and Administrative Expenses

Transaction, Integration and Other Acquisition-Related Costs

Transaction, integration and other acquisition-related costs primarily represent costs associated with the continuing integration of the June 2013 beer business and the December 2014 glass production plant acquisitions, and transaction costs associated with the August 2015 Meiomi acquisition.

Restructuring and Related Charges

Restructuring and related charges consist primarily of employee termination benefit costs recognized in connection with our plan initiated in May 2015 to streamline and simplify processes, and shift resources and investment to long-term, profitable growth opportunities across the business.

Second Quarter 2016 Compared to Second Quarter 2015

Net Sales

	Second Quarter 2016	Second Quarter 2015	% Increase (Decrease)
(in millions)
Beer	$1,019.5	$891.8	14%
Wine and Spirits:
Wine	624.3	640.7	(3%)
Spirits	89.6	75.1	19%
Total Wine and Spirits	713.9	715.8	—%
Comparable Adjustments	—	(3.5)	NM
Consolidated net sales	$1,733.4	$1,604.1	8%

NM = Not Meaningful

Net sales increased $129.3 million primarily due to an increase in Beer’s net sales driven predominantly by volume growth within our Mexican beer portfolio.

Beer	Second Quarter 2016	Second Quarter 2015	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,019.5	$891.8	14.3%

Shipment volume	64.0	56.8	12.7%

Depletion volume (1)			10.4%

Beer increased $127.7 million primarily due to the volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, combined with a favorable impact from pricing in select markets. The volume growth also benefited from the reversal of net sales for Second Quarter 2015 of approximately $37 million, or approximately 2 million case shipments, in connection with the Product Recall. We anticipate that our net sales growth for the third quarter of fiscal 2016 will be impacted due to this $37 million shift in net sales from Second Quarter 2015 to the third quarter of fiscal 2015 in connection with the Product Recall.

Wine and Spirits	Second Quarter 2016	Second Quarter 2015	% Increase (Decrease)
(in millions, branded product, 9-liter case equivalents)
Net sales	$713.9	$715.8	(0.3%)

Shipment volume
Total	17.0	16.8	1.2%
Organic	17.0	16.8	1.2%

U.S. Domestic	12.8	12.6	1.6%
Organic U.S. Domestic	12.8	12.6	1.6%

U.S. Domestic Focus Brands	6.7	6.3	6.3%
Organic U.S. Domestic Focus Brands	6.7	6.3	6.3%

Depletion volume (1)
U.S. Domestic			1.3%
U.S. Domestic Focus Brands			6.3%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

Wine and Spirits decreased $1.9 million primarily due to an unfavorable year-over-year foreign currency translation impact, partially offset by organic branded wine and spirits volume growth (predominantly within the U.S. branded spirits portfolio).

Gross Profit

	Second Quarter 2016	Second Quarter 2015	% Increase (Decrease)
(in millions)
Beer	$493.2	$404.0	22%
Wine and Spirits	297.1	293.8	1%
Comparable Adjustments	(14.7)	(25.8)	(43%)
Consolidated gross profit	$775.6	$672.0	15%

Gross profit increased $103.6 million primarily due to an increase in Beer of $89.2 million, combined with a decrease in Comparable Adjustments of $11.1 million. The increase in Beer is primarily due to the volume growth within our Mexican beer portfolio, lower cost of product sold and the favorable impact from pricing in select markets. In addition, Wine and Spirits increased $3.3 million primarily due to the volume growth and lower cost of product sold, partially offset by the unfavorable year-over-year foreign currency translation impact.

Gross profit as a percent of net sales increased to 44.7% for Second Quarter 2016 compared to 41.9% for Second Quarter 2015 primarily due to (i)  lower Beer and Wine and Spirits’ cost of product sold, (ii)  the decrease in Comparable Adjustments and (iii)  the favorable impact from Beer pricing in select markets.

Selling, General and Administrative Expenses

	Second Quarter 2016	Second Quarter 2015	% Increase (Decrease)
(in millions)
Beer	$137.3	$133.0	3%
Wine and Spirits	121.2	124.0	(2%)
Corporate Operations and Other	30.9	27.4	13%
Comparable Adjustments	6.8	8.9	(24%)
Consolidated selling, general and administrative expenses	$296.2	$293.3	1%

Selling, general and administrative expenses remained relatively flat compared to Second Quarter 2015. As a result, selling, general and administrative expenses as a percent of net sales decreased to 17.1% for Second Quarter 2016 as compared to 18.3% for Second Quarter 2015 primarily due to the strong growth of Beer net sales without a corresponding relative increase in Beer selling, general and administrative expenses.

Operating Income

	Second Quarter 2016	Second Quarter 2015	% Increase (Decrease)
(in millions)
Beer	$355.9	$271.0	31%
Wine and Spirits	175.9	169.8	4%
Corporate Operations and Other	(30.9)	(27.4)	(13%)
Comparable Adjustments	(21.5)	(34.7)	38%
Consolidated operating income	$479.4	$378.7	27%

Operating income increased $100.7 million primarily due to the growth in our Beer segment as a result of the factors discussed above, combined with a decrease in our Comparable Adjustments.

Interest Expense

Interest expense decreased to $77.3 million for Second Quarter 2016 from $85.0 million for Second Quarter 2015, a decrease of $7.7 million, or (9%). This decrease was primarily due to lower average interest rates.

Provision for Income Taxes

Our effective tax rate for Second Quarter 2016 and Second Quarter 2015 was 24.2% and 32.2%, respectively. For Second Quarter 2016, our effective tax rate was lower than the federal statutory rate of 35% primarily due to a decrease in uncertain tax positions and lower effective tax rates applicable to our foreign businesses. For Second Quarter 2015, our effective tax rate was lower than the federal statutory rate primarily due to the lower effective tax rates applicable to our foreign businesses.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $302.4 million for Second Quarter 2016 from $195.8 million for Second Quarter 2015, an increase of $106.6 million, or 54%.

Six Months 2016 Compared to Six Months 2015

Net Sales

	Six Months 2016	Six Months 2015	% Increase (Decrease)
(in millions)
Beer	$1,985.3	$1,759.5	13%
Wine and Spirits:
Wine	1,212.1	1,227.1	(1%)
Spirits	167.3	147.0	14%
Total Wine and Spirits	1,379.4	1,374.1	—%
Comparable Adjustments	—	(3.5)	NM
Consolidated net sales	$3,364.7	$3,130.1	7%

Net sales increased $234.6 million primarily due to an increase in Beer’s net sales driven predominantly by volume growth within our Mexican beer portfolio.

Beer	Six Months 2016	Six Months 2015	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,985.3	$1,759.5	12.8%

Shipment volume	124.3	111.5	11.5%

Depletion volume (1)			10.3%

Beer increased $225.8 million primarily due to the volume growth within our Mexican beer portfolio, combined with a favorable impact from pricing in select markets. The volume growth benefited from (i)  continued consumer demand, (ii)  the reversal of net sales for Second Quarter 2015 of approximately $37 million, or approximately 2 million case shipments, in connection with the Product Recall and (iii)  continuing marketing spend. As noted previously, we anticipate that our net sales growth for the third quarter of fiscal 2016 will be impacted due to this $37 million shift in net sales from Second Quarter 2015 to the third quarter of fiscal 2015 in connection with the Product Recall.

Wine and Spirits	Six Months 2016	Six Months 2015	% Increase
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,379.4	$1,374.1	0.4%

Shipment volume
Total	32.7	31.9	2.5%
Organic	32.7	31.9	2.5%

U.S. Domestic	24.5	24.0	2.1%
Organic U.S. Domestic	24.5	24.0	2.1%

U.S. Domestic Focus Brands	12.9	12.2	5.7%
Organic U.S. Domestic Focus Brands	12.9	12.2	5.7%

Depletion volume (1)
U.S. Domestic			2.4%
U.S. Domestic Focus Brands			6.6%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

Wine and Spirits increased $5.3 million primarily due to (i)  organic branded wine and spirits volume growth due largely to the overlap of a planned reduction in inventory levels by one of our exclusive distributors in the U.S. for the first quarter of fiscal 2015 and (ii)  favorable product mix shift (predominantly within the U.S. organic branded wine portfolio), partially offset by (i)  an unfavorable year-over-year foreign currency translation impact and (ii)  the unfavorable overlap of the recognition of a contractually required payment for the the first quarter of fiscal 2015 from the exclusive distributor noted above equal to the approximate profit lost on the reduced sales associated with the inventory reduction.

Gross Profit

	Six Months 2016	Six Months 2015	% Increase (Decrease)
(in millions)
Beer	$968.1	$814.2	19%
Wine and Spirits	567.9	561.6	1%
Comparable Adjustments	(23.3)	(33.7)	(31%)
Consolidated gross profit	$1,512.7	$1,342.1	13%

Gross profit increased $170.6 million primarily due to an increase in Beer of $153.9 million, combined with a decrease in Comparable Adjustments of $10.4 million. The increase in Beer is primarily due to (i)  the volume growth within our Mexican beer portfolio, (ii)  the favorable impact from pricing in select markets and (iii)  lower cost of product sold. In addition, Wine and Spirits increased $6.3 million primarily due to the favorable product mix shift and lower cost of product of sold, partially offset by the unfavorable year-over-year foreign currency translation impact.

Gross profit as a percent of net sales increased to 45.0% for Six Months 2016 compared to 42.9% for Six Months 2015 primarily due to (i)  lower Beer and Wine and Spirits’ cost of product sold, (ii)  the favorable impact from Beer pricing in select markets and (iii)  the decrease in Comparable Adjustments.

Selling, General and Administrative Expenses

	Six Months 2016	Six Months 2015	% Increase
(in millions)
Beer	$275.7	$255.7	8%
Wine and Spirits	247.8	248.6	—%
Corporate Operations and Other	57.4	53.5	7%
Comparable Adjustments	25.1	13.4	87%
Consolidated selling, general and administrative expenses	$606.0	$571.2	6%

Selling, general and administrative expenses increased $34.8 million. This increase is primarily due to an increase in Beer of $20.0 million and Comparable Adjustments of $11.7 million. The increase in Beer is primarily due to an increase in marketing expenses of $19.1 million, due largely to planned investment behind our Mexican beer portfolio.

Selling, general and administrative expenses as a percent of net sales decreased to 18.0% for Six Months 2016 as compared to 18.2% for Six Months 2015 primarily due to the strong growth of Beer net sales without a corresponding relative increase in Beer selling, general and administrative expenses, partially offset by the increase in Comparable Adjustments.

Operating Income

	Six Months 2016	Six Months 2015	% Increase (Decrease)
(in millions)
Beer	$692.4	$558.5	24%
Wine and Spirits	320.1	313.0	2%
Corporate Operations and Other	(57.4)	(53.5)	(7%)
Comparable Adjustments	(48.4)	(47.1)	(3%)
Consolidated operating income	$906.7	$770.9	18%

Operating income increased $135.8 million primarily due to the growth in our Beer segment as a result of the factors discussed above.

Interest Expense

Interest expense decreased to $154.8 million for Six Months 2016 from $171.4 million for Six Months 2015, a decrease of $16.6 million, or (10%). This decrease was primarily due to lower average interest rates.

Provision for Income Taxes

Our effective tax rate for Six Months 2016 and Six Months 2015 was 27.6% and 32.4%, respectively. For Six Months 2016, our effective tax rate was lower than the federal statutory rate of 35% primarily due to a decrease in Second Quarter 2016 uncertain tax positions and lower effective tax rates applicable to our foreign businesses. For Six Months 2015, our effective tax rate was lower than the federal statutory rate primarily due to the lower effective tax rates applicable to our foreign businesses.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $541.0 million for Six Months 2016 from $402.5 million for Six Months 2015, an increase of $138.5 million, or 34%.

Financial Liquidity and Capital Resources

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock and make strategic acquisitions that we believe will enhance stockholder value. Our primary source of liquidity has historically been cash flow from operating activities, except during annual grape harvests when we have relied on short-term borrowings. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. However, we expect our reliance on short-term borrowings to fund our annual grape harvests to be reduced given the historical cash flow from operating activities from the Beer segment. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. We will continue to use our short-term borrowings, including our accounts receivable securitization facilities, to support our working capital requirements and capital expenditures.

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

Senior Credit Facility

On July 16, 2015, we, together with our wholly-owned subsidiary, CIH, the Administrative Agent and the Lenders, entered into an Amendment that amended our prior senior credit facility. The Amendment was entered into primarily for (i)  the creation of a new $1.27 billion U.S. Term A loan facility into which the existing U.S. Term A and Term A-2 loan facilities have been combined and increased by $200.0 million, (ii)  the refinance of the existing U.S. Term A-1 loan facility and extension of its maturity to July 16, 2021, (iii)  the creation of a new $1.43 billion European Term A loan facility into which the existing European Term A and Term B-1 loan facilities have been combined, (iv)  the extension of the maturity date of all tranches, other than the new U.S. Term A-1 loan facility, to July 16, 2020, and (v)  the increase of the revolving credit facility by $300.0 million to $1.15 billion. The 2015 Credit Agreement was used to refinance the outstanding obligations under our then-existing senior credit facility, with the incremental $200.0 million of borrowings under the new U.S. Term A loan facility used to finance a portion of the purchase price for the acquisition of Meiomi.

The Amendment also modified certain of our financial and other covenants, and provides for a Covenant Suspension Period during which time certain covenants (including financial covenants) automatically revise and the Incremental Cap and the collateral requirements under the 2015 Credit Agreement are suspended. A Covenant Suspension Period will continue until such time as any of our corporate ratings cease to be an Investment Grade Rating.

For additional information, refer to Note 7 of the Financial Statements.

Cash Flows

	Six Months 2016	Six Months 2015
(in millions)
Net cash provided by operating activities	$803.1	$668.1
Net cash used in investing activities	(609.0)	(306.2)
Net cash provided by (used in) financing activities	29.3	(325.0)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	3.5
Net increase in cash and cash equivalents	$219.6	$40.4

Operating Activities

Net cash provided by operating activities increased $135.0 million for Six Months 2016. This increase resulted primarily from higher cash provided by Beer (largely due to strong volume growth in the Mexican beer portfolio as well as a reduction in prepaid value-added taxes primarily due to timing), partially offset by higher income tax payments. The higher income tax payments within cash flows from operating activities are primarily due to an increase in excess tax benefits on employee equity award exercise and vesting activity, which are classified as cash flows from financing activities, combined with the overlap of income tax refunds received in Six Months 2015.

Investing Activities

Net cash used in investing activities increased $302.8 million for Six Months 2016 primarily due to the August 2015 acquisition of Meiomi.

Financing Activities

Net cash provided by financing activities increased $354.3 million for Six Months 2016 primarily from the following:

•
Six Months 2016 proceeds from issuance of long-term debt of $200.0 million from term loan borrowings under the 2015 Credit Agreement (used to fund a portion of the purchase price for the acquisition of Meiomi); and

•	Six Months 2015 payment of delayed purchase price arrangement of $543.3 million for the additional purchase price for the final payment in connection with the June 2013 beer business acquisition;

partially offset by:

•	Increased scheduled principal payments of subsidiary long-term debt for Six Months 2016;

•	Six Months 2016 net repayments of notes payable $18.5 million compared to Six Months 2015 net proceeds from notes payable of $197.0 million; and

•	Payment of quarterly cash dividends.

Debt

Total debt outstanding as of August 31, 2015, amounted to $7,423.6 million, an increase of $75.6 million from February 28, 2015.

The majority of our outstanding borrowings as of August 31, 2015, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2016 to calendar 2024, and variable-rate senior secured term loan facilities under our 2015 Credit Agreement, with maturities ranging from calendar 2020 to calendar 2021.

We had the following borrowing capacity available under our 2015 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	August 31, 2015	September 30, 2015
(in millions)
Revolving Credit Facility	$1,134.8	$1,134.1
CBI Facility	$270.0	$300.0
Crown Facility	$160.0	$170.0

The financial institutions participating in our 2015 Credit Agreement and our accounts receivable securitization facilities have complied with all prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of August 31, 2015, we also have additional credit arrangements totaling $408.6 million, with $130.9 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations.

We have entered into interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior secured term loan facilities. As a result of these agreements, we have fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016.

We and our subsidiaries are subject to covenants that are contained in the 2015 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio, both as defined in the 2015 Credit Agreement. As of August 31, 2015, the minimum interest coverage ratio was 2.5x and the maximum net debt coverage ratio was 5.5x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of August 31, 2015, we were in compliance with all of our covenants under both our 2015 Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2015 Annual Report and Note 7 of the Financial Statements included herein.

Common Stock Dividends

On October 6, 2015, our Board of Directors declared a quarterly cash dividend of $0.31 per share of Class A Common Stock, $0.28 per share of Class B Convertible Common Stock and $0.28 per share of Class 1 Common Stock payable on November 24, 2015, to stockholders of record of each class on November 9, 2015.

We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of our 2015 Annual Report.

Share Repurchase Programs

Our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock in April 2012 (the “2013 Authorization”). Share repurchases under the 2013 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations, proceeds from borrowings under the accounts receivable securitization facilities or proceeds from revolver borrowings under our senior credit facility. Any repurchased shares will become treasury shares. As of August 31, 2015, we have $703.3 million available for share repurchases under the 2013 Authorization.

For additional information, refer to Note 15 of our consolidated financial statements included in our 2015 Annual Report.

Accounting Guidance Not Yet Adopted

Accounting guidance adopted on March 1, 2015, did not have a material impact on our consolidated financial statements. For further information on accounting guidance not yet adopted, refer to Note 13 of the Financial Statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  timing and source of funds for operating activities, (iv)  the duration of the share repurchase implementation and source of funds for share repurchases, and (v) the amount and timing of future dividends, and (II)  the statements regarding the expansions of our Brewery and our glass production plant, including anticipated costs and timeframes for completion, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the acquisition of the beer business, Brewery and glass production plant expansions and other factors as determined by management from time to time, (iii)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, and (iv)  the timeframe and actual costs associated with the expansions of our Brewery and our glass production plant may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2015 Annual Report.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of August 31, 2015, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 79% of our balance sheet exposures and forecasted transactional exposures for the remaining six months of fiscal 2016 were hedged as of August 31, 2015.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2015, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, corn, aluminum and natural gas prices. Approximately 76% of our forecasted transactional exposures for the remaining six months of fiscal 2016 were hedged as of August 31, 2015.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
(in millions)
Foreign currency contracts	$1,573.5	$1,628.3	$(60.4)	$10.0	$70.5	$(39.7)
Commodity derivative contracts	$214.5	$194.4	$(30.8)	$(2.3)	$18.2	$19.1

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of August 31, 2015, and August 31, 2014, we had an outstanding cash flow designated interest rate swap agreement which fixed LIBOR interest rates (to minimize interest rate volatility) on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, we had offsetting undesignated interest rate swap agreements.

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

	Aggregate Notional Value		Fair Value, Net Liability		Decrease in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
(in millions)
Fixed interest rate debt	$4,397.4	$4,100.4	$(4,606.4)	$(4,394.1)	$(202.6)	$(189.1)
Variable interest rate debt	$3,027.1	$3,093.5	$(2,619.6)	$(2,910.6)	$(104.9)	$(107.0)
Interest rate swap contracts	$1,500.0	$1,500.0	$(14.7)	$(24.9)	$(3.9)	$(9.1)

For additional discussion on our market risk, refer to Notes 3 and 4 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 44 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	October 7, 2015	By:	/s/ Lisa M. Schnorr
Lisa M. Schnorr, Senior Vice President and Controller

Date:	October 7, 2015	By:	/s/ David Klein
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

4.24
Amendment No. 1 dated as of August 20, 2014, to the Third Amended and Restated Credit Agreement dated as of May 28, 2014, among the Company, CIH International S.à r.l., CI Cerveza S.à r.l., the Guarantors, Bank of America, N.A., as administrative agent, and the Lenders party to the Amendment (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 20, 2014, filed August 25, 2014 and incorporated herein by reference).

4.25
Amendment No. 2, dated as of July 16, 2015, to the Third Amended and Restated Credit Agreement dated as of May 28, 2014, as amended by Amendment No. 1 dated as of August 20, 2014, by and among the Company, CIH International S.à r.l., CI Cerveza S.à r.l., the Guarantors, Bank of America, N.A., as administrative agent, and the Lenders party to the Amendment (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated July 16, 2015, filed July 21, 2015 and incorporated herein by reference).

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

10.2
Executive Employment Agreement made as of June 29, 2015, between Constellation Brands, Inc. and David Klein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2015, filed July 2, 2015 and incorporated herein by reference).*

10.3
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on and after July 22, 2015) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 22, 2015, filed July 24, 2015 and incorporated herein by reference).*

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2015 and February 28, 2015, (ii) Consolidated Statements of Comprehensive Income for the six months and three months ended August 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

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