Form 10-Q
period 2015-11-30
CONSTELLATION BRANDS, INC.
filed 2016-01-07
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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

Not Applicable
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2015, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	175,886,829
Class B Common Stock, par value $.01 per share	23,352,754
Class 1 Common Stock, par value $.01 per share	2,000

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	November 30, 2015	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$491.3	$110.1
Accounts receivable	714.7	598.9
Inventories	1,884.6	1,827.2
Prepaid expenses and other	370.3	374.6
Total current assets	3,460.9	2,910.8
Property, plant and equipment	2,949.0	2,681.6
Goodwill	6,381.8	6,208.2
Intangible assets	3,187.8	3,181.0
Other assets	177.1	162.9
Total assets	$16,156.6	$15,144.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$31.1	$52.4
Current maturities of long-term debt	856.9	158.1
Accounts payable	420.9	285.8
Accrued excise taxes	32.5	28.7
Other accrued expenses and liabilities	579.4	605.7
Total current liabilities	1,920.8	1,130.7
Long-term debt, less current maturities	6,515.0	7,137.5
Deferred income taxes	986.4	818.9
Other liabilities	137.7	176.1
Total liabilities	9,559.9	9,263.2
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 255,125,596 shares and 250,839,359 shares, respectively	2.6	2.5
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,358,554 shares and 28,389,608 shares, respectively	0.3	0.3
Additional paid-in capital	2,563.7	2,269.8
Retained earnings	5,908.4	5,277.5
Accumulated other comprehensive loss	(344.9)	(130.9)
	8,130.1	7,419.2
Less: Treasury stock –
Class A Common Stock, at cost, 79,253,678 shares and 79,681,859 shares, respectively	(1,635.5)	(1,646.3)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(1,637.7)	(1,648.5)
Total CBI stockholders’ equity	6,492.4	5,770.7
Noncontrolling interests	104.3	110.6
Total stockholders’ equity	6,596.7	5,881.3
Total liabilities and stockholders’ equity	$16,156.6	$15,144.5

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2015	2014	2015	2014
Sales	$5,523.3	$5,165.7	$1,812.4	$1,708.6
Less – excise taxes	(518.1)	(493.9)	(171.9)	(166.9)
Net sales	5,005.2	4,671.8	1,640.5	1,541.7
Cost of product sold	(2,759.0)	(2,690.8)	(907.0)	(902.8)
Gross profit	2,246.2	1,981.0	733.5	638.9
Selling, general and administrative expenses	(892.2)	(834.5)	(286.2)	(263.3)
Operating income	1,354.0	1,146.5	447.3	375.6
Equity in earnings of equity method investees	28.5	21.1	27.3	21.2
Interest expense	(230.4)	(257.4)	(75.6)	(86.0)
Loss on write-off of financing costs	(1.1)	(4.4)	—	—
Income before income taxes	1,151.0	905.8	399.0	310.8
Provision for income taxes	(335.7)	(281.1)	(128.0)	(88.6)
Net income	815.3	624.7	271.0	222.2
Net income attributable to noncontrolling interests	(3.8)	—	(0.5)	—
Net income attributable to CBI	$811.5	$624.7	$270.5	$222.2

Comprehensive income	$591.2	$530.1	$297.9	$108.8
Comprehensive (income) loss attributable to noncontrolling interests	6.3	—	(2.1)	—
Comprehensive income attributable to CBI	$597.5	$530.1	$295.8	$108.8

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$4.19	$3.28	$1.39	$1.16
Basic – Class B Convertible Common Stock	$3.80	$2.99	$1.26	$1.06

Diluted – Class A Common Stock	$3.99	$3.11	$1.33	$1.10
Diluted – Class B Convertible Common Stock	$3.69	$2.86	$1.22	$1.01

Weighted average common shares outstanding:
Basic – Class A Common Stock	172.509	168.968	173.933	169.585
Basic – Class B Convertible Common Stock	23.366	23.401	23.358	23.387

Diluted – Class A Common Stock	203.356	200.843	204.096	201.276
Diluted – Class B Convertible Common Stock	23.366	23.401	23.358	23.387

Cash dividends declared per common share:
Class A Common Stock	$0.93	$—	$0.31	$—
Class B Convertible Common Stock	$0.84	$—	$0.28	$—

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2015	2014
Cash flows from operating activities:
Net income	$815.3	$624.7

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	192.5	80.3
Depreciation	130.5	118.4
Stock-based compensation	40.5	42.1
Amortization of intangible assets	32.2	36.2
Amortization of deferred financing costs	9.0	9.0
Noncash portion of loss on write-off of financing costs	1.1	3.3
Equity in earnings of equity method investees, net of distributed earnings	(18.7)	(12.7)
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable	(121.5)	(80.8)
Inventories	(25.0)	(205.6)
Prepaid expenses and other current assets	46.8	(68.4)
Accounts payable	136.8	132.6
Accrued excise taxes	4.3	(2.5)
Other accrued expenses and liabilities	(128.1)	65.4
Other	(24.1)	8.1
Total adjustments	276.3	125.4
Net cash provided by operating activities	1,091.6	750.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(513.8)	(541.3)
Purchase of business	(317.9)	(21.4)
Other investing activities	4.0	3.0
Net cash used in investing activities	(827.7)	(559.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	210.0	800.0
Excess tax benefits from stock-based payment awards	204.2	76.0
Proceeds from shares issued under equity compensation plans	98.9	34.2
Dividends paid	(180.4)	—
Principal payments of long-term debt	(148.3)	(565.3)
Payments of minimum tax withholdings on stock-based payment awards	(38.4)	(28.4)
Net proceeds from (repayments of) notes payable	(15.9)	50.6
Payments of financing costs of long-term debt	(7.9)	(13.3)
Payment of delayed purchase price arrangement	—	(543.3)
Net cash provided by (used in) financing activities	122.2	(189.5)

Effect of exchange rate changes on cash and cash equivalents	(4.9)	2.5

Net increase in cash and cash equivalents	381.2	3.4
Cash and cash equivalents, beginning of period	110.1	63.9
Cash and cash equivalents, end of period	$491.3	$67.3

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2015	2014
Supplemental disclosures of noncash investing and financing activities:
Purchase of business
Fair value of assets acquired	$321.2	$34.8
Liabilities assumed	(5.0)	—
Net assets acquired	316.2	34.8
Plus – payment of purchase price adjustments	1.7	—
Less – contingent consideration not yet paid	—	(13.4)
Cash paid for purchase of business	$317.9	$21.4

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015
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

2.    INVENTORIES:

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2015	February 28, 2015
(in millions)
Raw materials and supplies	$91.1	$106.0
In-process inventories	1,289.1	1,244.0
Finished case goods	504.4	477.2
	$1,884.6	$1,827.2

3.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2015 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2015.

The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2015	February 28, 2015
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$611.2	$454.8
Interest rate swap contracts	$500.0	$500.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$962.4	$1,548.5
Commodity derivative contracts	$213.6	$190.8
Interest rate swap contracts	$1,000.0	$1,000.0

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2015, the estimated fair value of derivative instruments in a net liability position due to counterparties was $90.4 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2015, we would have had sufficient availability under our available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	November 30, 2015	February 28, 2015		November 30, 2015	February 28, 2015
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.8	$5.3	Other accrued expenses and liabilities	$28.9	$23.1
Other assets	$0.8	$2.0	Other liabilities	$12.9	$9.5
Interest rate swap contracts:
Other assets	$—	$0.2	Other accrued expenses and liabilities	$1.6	$2.7

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.4	$27.3	Other accrued expenses and liabilities	$3.2	$26.4
Commodity derivative contracts:
Prepaid expenses and other	$0.6	$0.5	Other accrued expenses and liabilities	$26.9	$18.0
Other assets	$0.2	$0.2	Other liabilities	$14.8	$9.4
Interest rate swap contracts:
Prepaid expenses and other	$2.2	$3.3	Other accrued expenses and liabilities	$12.0	$15.6
			Other liabilities	$—	$4.9

The effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Nine Months Ended November 30, 2015
Foreign currency contracts	$(25.5)	Sales	$1.6
		Cost of product sold	(14.1)
Interest rate swap contracts	(1.0)	Interest expense	(6.2)
	$(26.5)		$(18.7)

For the Nine Months Ended November 30, 2014
Foreign currency contracts	$(9.2)	Sales	$5.3
		Cost of product sold	0.7
Interest rate swap contracts	(1.2)	Interest expense	(6.2)
	$(10.4)		$(0.2)

For the Three Months Ended November 30, 2015
Foreign currency contracts	$9.4	Sales	$0.7
		Cost of product sold	(6.3)
Interest rate swap contracts	—	Interest expense	(2.0)
	$9.4		$(7.6)

For the Three Months Ended November 30, 2014
Foreign currency contracts	$(14.2)	Sales	$1.1
		Cost of product sold	0.2
Interest rate swap contracts	(1.0)	Interest expense	(2.0)
	$(15.2)		$(0.7)

Derivative Instruments in Designated Cash Flow Hedging Relationships	Location of Net Gain (Loss) Recognized in Income (Ineffective portion)	Net Gain (Loss) Recognized in Income (Ineffective portion)
(in millions)
For the Nine Months Ended November 30, 2015
Foreign currency contracts	Selling, general and administrative expenses	$(0.2)

For the Nine Months Ended November 30, 2014
Foreign currency contracts	Selling, general and administrative expenses	$0.1

For the Three Months Ended November 30, 2015
Foreign currency contracts	Selling, general and administrative expenses	$(0.1)

For the Three Months Ended November 30, 2014
Foreign currency contracts	Selling, general and administrative expenses	$(0.1)

We expect $22.3 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Nine Months Ended November 30, 2015
Commodity derivative contracts	Cost of product sold	$(34.5)
Foreign currency contracts	Selling, general and administrative expenses	(18.9)
		$(53.4)

For the Nine Months Ended November 30, 2014
Commodity derivative contracts	Cost of product sold	$(24.2)
Foreign currency contracts	Selling, general and administrative expenses	(4.1)
Interest rate swap contracts	Interest expense	(0.1)
		$(28.4)

For the Three Months Ended November 30, 2015
Commodity derivative contracts	Cost of product sold	$(18.1)
Foreign currency contracts	Selling, general and administrative expenses	(3.8)
		$(21.9)

For the Three Months Ended November 30, 2014
Commodity derivative contracts	Cost of product sold	$(21.5)
Foreign currency contracts	Selling, general and administrative expenses	3.0
Interest rate swap contracts	Interest expense	(0.1)
		$(18.6)

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

The methods and assumptions we use to estimate the fair value for each class of our financial instruments are presented in Notes 1 and 7 of our consolidated financial statements included in our 2015 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2015. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of November 30, 2015, and February 28, 2015, due to the relatively short maturity of these instruments. As of November 30, 2015, the carrying amount of long-term debt, including the current portion, was $7,371.9 million, compared with an estimated fair value of $7,162.4 million. As of February 28, 2015, the carrying amount of long-term debt, including the current portion, was $7,295.6 million, compared with an estimated fair value of $7,378.6 million.

The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2015
Assets:
Foreign currency contracts	$—	$8.0	$—	$8.0
Commodity derivative contracts	$—	$0.8	$—	$0.8
Interest rate swap contracts	$—	$2.2	$—	$2.2
Available-for-sale (“AFS”) debt securities	$—	$—	$7.4	$7.4
Liabilities:
Foreign currency contracts	$—	$45.0	$—	$45.0
Commodity derivative contracts	$—	$41.7	$—	$41.7
Interest rate swap contracts	$—	$13.6	$—	$13.6
February 28, 2015
Assets:
Foreign currency contracts	$—	$34.6	$—	$34.6
Commodity derivative contracts	$—	$0.7	$—	$0.7
Interest rate swap contracts	$—	$3.5	$—	$3.5
AFS debt securities	$—	$—	$7.8	$7.8
Liabilities:
Foreign currency contracts	$—	$59.0	$—	$59.0
Commodity derivative contracts	$—	$27.4	$—	$27.4
Interest rate swap contracts	$—	$23.2	$—	$23.2

Our foreign currency contracts consist of foreign currency forward and option contracts and our commodity derivative contracts consist of swap contracts. These contracts are valued using market-based inputs, obtained from independent pricing services, into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, market commodity prices, interest-rate yield curves and currency volatilities, as applicable. Interest rate swap fair values are based on quotes from respective counterparties. Quotes are corroborated by using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services. AFS debt securities are valued using market-based inputs into discounted cash flow models.

5.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2014	$3,714.6	$2,432.2	$6,146.8
Purchase accounting allocations (1)	66.7	34.0	100.7
Foreign currency translation adjustments	(5.1)	(34.2)	(39.3)
Balance, February 28, 2015	3,776.2	2,432.0	6,208.2
Purchase accounting allocations (2)	—	203.3	203.3
Foreign currency translation adjustments	(4.4)	(25.3)	(29.7)
Balance, November 30, 2015	$3,771.8	$2,610.0	$6,381.8

(1)	Purchase accounting allocations associated with acquisitions of a glass production plant (Beer) and a super-premium tequila brand (Wine and Spirits).

(2)	Preliminary purchase accounting allocations associated with the acquisition of Meiomi (as defined below).

As of November 30, 2015, and February 28, 2015, we have accumulated impairment losses of $216.4 million and $231.0 million, respectively, within our Wine and Spirits segment.

Meiomi –
In August 2015, we acquired the Meiomi wine business, consisting primarily of the Meiomi trademark, related inventories and certain grape supply contracts (“Meiomi”). The results of operations of Meiomi are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

Ballast Point –
In December 2015, we acquired all of the issued and outstanding common and preferred stock of Home Brew Mart, Inc. d/b/a/ Ballast Point Brewing & Spirits (“Ballast Point”) for approximately $1.0 billion. The transaction primarily included the acquisition of goodwill and other intangible assets, inventories and property, plant and equipment. The results of operations of Ballast Point will be reported in the Beer segment and will be included in our consolidated results of operations from the date of acquisition.

6.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	November 30, 2015		February 28, 2015
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$100.5	$59.5	$100.9	$63.3
Favorable interim supply agreement	68.3	8.6	68.3	33.9
Other	22.3	4.2	21.0	5.5
Total	$191.1	72.3	$190.2	102.7

Nonamortizable intangible assets
Trademarks		3,111.4		3,073.9
Other		4.1		4.4
Total		3,115.5		3,078.3
Total intangible assets		$3,187.8		$3,181.0

We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2015, and November 30, 2014. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $32.2 million and $36.2 million for the nine months ended November 30, 2015, and November 30, 2014, respectively, and $9.5 million and $11.5 million for the three months ended November 30, 2015, and November 30, 2014, respectively. Estimated amortization expense for the remaining three months of fiscal 2016 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2016	$8.0
2017	$10.7
2018	$5.8
2019	$5.8
2020	$5.6
2021	$5.4
Thereafter	$31.0

7.    BORROWINGS:

Borrowings consist of the following:

	November 30, 2015			February 28, 2015
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$—
Other	31.1	—	31.1	52.4
	$31.1	$—	$31.1	$52.4

Long-term debt
Senior Credit Facility – Term Loans	$137.5	$2,771.7	$2,909.2	$2,792.1
Senior Notes	699.3	3,650.0	4,349.3	4,348.6
Other	20.1	93.3	113.4	154.9
	$856.9	$6,515.0	$7,371.9	$7,295.6

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

As of November 30, 2015, information with respect to borrowings under the 2015 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A Facility	U.S. Term A-1 Facility	European Term A Facility
(in millions, except percentage data)
Outstanding borrowings	$—	$1,255.7	$241.3	$1,412.2
Interest rate	—%	1.7%	1.9%	1.7%
Libor margin	1.5%	1.5%	1.75%	1.5%
Outstanding letters of credit	$15.9
Remaining borrowing capacity	$1,134.1

In addition, in April 2012, we entered into interest rate swap agreements which fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016.

As of November 30, 2015, the required principal repayments of the term loans under the 2015 Credit Agreement for the remaining three months of fiscal 2016 and for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	European Term A Facility	Total
(in millions)
2016	$15.9	$0.6	$17.9	$34.4
2017	63.6	2.4	71.5	137.5
2018	63.6	2.4	71.5	137.5
2019	63.6	2.4	71.5	137.5
2020	63.5	2.5	71.5	137.5
2021	985.5	2.4	1,108.3	2,096.2
Thereafter	—	228.6	—	228.6
	$1,255.7	$241.3	$1,412.2	$2,909.2

Accounts receivable securitization facilities –
On September 28, 2015, we amended our then-existing trade accounts receivable securitization facility (as amended, the “CBI Facility”) for an additional 364-day term. Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to a wholly-owned bankruptcy remote single purpose subsidiary, the CBI SPV, which is consolidated by us for financial reporting purposes. The CBI Facility provides borrowing capacity of $235.0 million up to $330.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas. The remaining provisions of the CBI Facility are substantially identical in all material respects to the prior CBI facility.

Also, on September 28, 2015, Crown Imports amended its then-existing trade accounts receivable securitization facility (as amended, the “Crown Facility”) for an additional 364-day term. Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary, the Crown SPV, which is consolidated by us for financial reporting purposes. The Crown Facility provides borrowing capacity of $100.0 million up to $190.0 million structured to account for the seasonality of Crown Imports’ business. The remaining provisions of the Crown Facility are substantially identical in all material respects to the prior Crown facility.

As of November 30, 2015, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$—	—%	$305.0
Crown Facility	$—	—%	$135.0

Senior notes –
On December 4, 2015, we issued $400.0 million aggregate principal amount of 4.75% Senior Notes due December 2025 (the “December 2015 Senior Notes”). Interest on the December 2015 Senior Notes is payable semiannually on June 1 and December 1 of each year, beginning June 1, 2016. The December 2015 Senior Notes are redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points. The December 2015 Senior Notes are senior unsecured obligations which rank equally in right of payment with all of our existing and future senior unsecured indebtedness. Certain of our U.S. subsidiaries guarantee the December 2015 Senior Notes on a senior unsecured basis.

8.    INCOME TAXES:

Our effective tax rate for the nine months ended November 30, 2015, and November 30, 2014, was 29.2% and 31.0%, respectively. Our effective tax rate for the three months ended November 30, 2015, and November 30, 2014, was 32.1% and 28.5%, respectively.

For the nine months ended November 30, 2015, our effective tax rate was lower than the federal statutory rate of 35% primarily due to a decrease in uncertain tax positions and lower effective tax rates applicable to our foreign businesses. For the three months ended November 30, 2015, our effective tax rate was lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses. Our effective tax rates for the nine months and three months ended November 30, 2014, were lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses and the recognition of additional tax credits.

The Internal Revenue Service (“IRS”) concluded its examination of our fiscal years ended February 28, 2010, and February 28, 2011. We received a Revenue Agent’s Report (“RAR”) from the IRS proposing tax assessments for those years. We disagree with certain assessments in this report and have submitted a written protest stating our formal disagreement with the conclusions presented in the RAR. We believe that our position will be successfully sustained. For other items that were effectively settled, we reduced our liability for uncertain tax positions and recorded a tax benefit of $31.9 million for the second quarter of fiscal 2016.

9.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the nine months and three months ended November 30, 2015, and November 30, 2014, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the nine months and three months ended November 30, 2015, and November 30, 2014, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Nine Months Ended
	November 30, 2015		November 30, 2014
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$722.7	$88.8	$554.9	$69.8
Conversion of Class B common shares into Class A common shares	88.8	—	69.8	—
Effect of stock-based awards on allocated net income	—	(2.6)	—	(2.9)
Net income attributable to CBI allocated – diluted	$811.5	$86.2	$624.7	$66.9

Weighted average common shares outstanding – basic	172.509	23.366	168.968	23.401
Conversion of Class B common shares into Class A common shares	23.366	—	23.401	—
Stock-based awards, primarily stock options	7.481	—	8.474	—
Weighted average common shares outstanding – diluted	203.356	23.366	200.843	23.401

Net income per common share attributable to CBI – basic	$4.19	$3.80	$3.28	$2.99
Net income per common share attributable to CBI – diluted	$3.99	$3.69	$3.11	$2.86

	For the Three Months Ended
	November 30, 2015		November 30, 2014
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$241.1	$29.4	$197.5	$24.7
Conversion of Class B common shares into Class A common shares	29.4	—	24.7	—
Effect of stock-based awards on allocated net income	—	(0.8)	—	(1.0)
Net income attributable to CBI allocated – diluted	$270.5	$28.6	$222.2	$23.7

Weighted average common shares outstanding – basic	173.933	23.358	169.585	23.387
Conversion of Class B common shares into Class A common shares	23.358	—	23.387	—
Stock-based awards, primarily stock options	6.805	—	8.304	—
Weighted average common shares outstanding – diluted	204.096	23.358	201.276	23.387

Net income per common share attributable to CBI – basic	$1.39	$1.26	$1.16	$1.06
Net income per common share attributable to CBI – diluted	$1.33	$1.22	$1.10	$1.01

10.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2015
Net income attributable to CBI			$811.5
Other comprehensive loss:
Foreign currency translation adjustments:
Net losses	$(209.7)	$2.7	(207.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(209.7)	2.7	(207.0)
Unrealized loss on cash flow hedges:
Net derivative losses	(36.2)	9.7	(26.5)
Reclassification adjustments	27.1	(8.2)	18.9
Net loss recognized in other comprehensive loss	(9.1)	1.5	(7.6)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.4)	—	(0.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.4)	—	(0.4)
Pension/postretirement adjustments:
Net actuarial gains	1.2	(0.3)	0.9
Reclassification adjustments	0.3	(0.2)	0.1
Net gain recognized in other comprehensive loss	1.5	(0.5)	1.0
Other comprehensive loss attributable to CBI	$(217.7)	$3.7	(214.0)
Comprehensive income attributable to CBI			$597.5

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2014
Net income attributable to CBI			$624.7
Other comprehensive loss:
Foreign currency translation adjustments:
Net losses	$(82.1)	$(2.0)	(84.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(82.1)	(2.0)	(84.1)
Unrealized loss on cash flow hedges:
Net derivative losses	(14.7)	4.3	(10.4)
Reclassification adjustments	1.4	(1.3)	0.1
Net loss recognized in other comprehensive loss	(13.3)	3.0	(10.3)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.5)	—	(0.5)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.5)	—	(0.5)
Pension/postretirement adjustments:
Net actuarial gains	0.5	(0.2)	0.3
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.5	(0.2)	0.3
Other comprehensive loss attributable to CBI	$(95.4)	$0.8	(94.6)
Comprehensive income attributable to CBI			$530.1

For the Three Months Ended November 30, 2015
Net income attributable to CBI			$270.5
Other comprehensive income:
Foreign currency translation adjustments:
Net gains	$8.1	$(0.1)	8.0
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	8.1	(0.1)	8.0
Unrealized gain on cash flow hedges:
Net derivative gains	12.7	(3.3)	9.4
Reclassification adjustments	10.8	(3.1)	7.7
Net gain recognized in other comprehensive income	23.5	(6.4)	17.1
Pension/postretirement adjustments:
Net actuarial gains	0.3	—	0.3
Reclassification adjustments	0.1	(0.2)	(0.1)
Net gain recognized in other comprehensive income	0.4	(0.2)	0.2
Other comprehensive income attributable to CBI	$32.0	$(6.7)	25.3
Comprehensive income attributable to CBI			$295.8

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended November 30, 2014
Net income attributable to CBI			$222.2
Other comprehensive loss:
Foreign currency translation adjustments:
Net losses	$(97.9)	$(0.8)	(98.7)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(97.9)	(0.8)	(98.7)
Unrealized loss on cash flow hedges:
Net derivative losses	(21.1)	5.9	(15.2)
Reclassification adjustments	1.5	(0.7)	0.8
Net loss recognized in other comprehensive loss	(19.6)	5.2	(14.4)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.7)	0.1	(0.6)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.7)	0.1	(0.6)
Pension/postretirement adjustments:
Net actuarial gains	0.5	(0.2)	0.3
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.5	(0.2)	0.3
Other comprehensive loss attributable to CBI	$(117.7)	$4.3	(113.4)
Comprehensive income attributable to CBI			$108.8

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 28, 2015	$(86.1)	$(29.1)	$(2.5)	$(13.2)	$(130.9)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(207.0)	(26.5)	(0.4)	0.9	(233.0)
Amounts reclassified from accumulated other comprehensive loss	—	18.9	—	0.1	19.0
Other comprehensive income (loss)	(207.0)	(7.6)	(0.4)	1.0	(214.0)
Balance, November 30, 2015	$(293.1)	$(36.7)	$(2.9)	$(12.2)	$(344.9)

11.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of November 30, 2015, and February 28, 2015, the condensed consolidating statements of comprehensive income for the nine months and three months ended November 30, 2015, and November 30, 2014, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2015, and November 30, 2014, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in

Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial statements for our Subsidiary Guarantors are not presented because we have determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2015 Annual Report. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2015
Current assets:
Cash and cash equivalents	$260.5	$0.9	$229.9	$—	$491.3
Accounts receivable	—	5.0	709.7	—	714.7
Inventories	160.9	1,464.9	348.5	(89.7)	1,884.6
Intercompany receivable	16,322.2	22,233.7	8,488.0	(47,043.9)	—
Prepaid expenses and other	43.6	46.9	325.3	(45.5)	370.3
Total current assets	16,787.2	23,751.4	10,101.4	(47,179.1)	3,460.9
Property, plant and equipment	56.6	829.3	2,063.1	—	2,949.0
Investments in subsidiaries	12,626.2	17.9	—	(12,644.1)	—
Goodwill	—	5,614.5	767.3	—	6,381.8
Intangible assets	—	747.7	2,438.2	1.9	3,187.8
Intercompany notes receivable	3,922.5	86.6	—	(4,009.1)	—
Other assets	57.7	88.0	31.4	—	177.1
Total assets	$33,450.2	$31,135.4	$15,401.4	$(63,830.4)	$16,156.6

Current liabilities:
Notes payable to banks	$—	$—	$31.1	$—	$31.1
Current maturities of long-term debt	765.3	18.5	73.1	—	856.9
Accounts payable	32.3	239.0	149.6	—	420.9
Accrued excise taxes	17.8	9.7	5.0	—	32.5
Intercompany payable	20,752.2	17,548.5	8,743.2	(47,043.9)	—
Other accrued expenses and liabilities	257.2	197.8	195.9	(71.5)	579.4
Total current liabilities	21,824.8	18,013.5	9,197.9	(47,115.4)	1,920.8
Long-term debt, less current maturities	5,081.0	29.1	1,404.9	—	6,515.0
Deferred income taxes	28.4	692.3	265.7	—	986.4
Intercompany notes payable	—	3,993.2	15.9	(4,009.1)	—
Other liabilities	23.6	34.9	79.2	—	137.7
Total liabilities	26,957.8	22,763.0	10,963.6	(51,124.5)	9,559.9
Total CBI stockholders’ equity	6,492.4	8,372.4	4,333.5	(12,705.9)	6,492.4
Noncontrolling interests	—	—	104.3	—	104.3
Total stockholders’ equity	6,492.4	8,372.4	4,437.8	(12,705.9)	6,596.7
Total liabilities and stockholders’ equity	$33,450.2	$31,135.4	$15,401.4	$(63,830.4)	$16,156.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2015
Current assets:
Cash and cash equivalents	$24.5	$0.7	$84.9	$—	$110.1
Accounts receivable	0.8	27.3	570.8	—	598.9
Inventories	153.3	1,419.0	357.7	(102.8)	1,827.2
Intercompany receivable	13,158.7	18,389.9	6,512.0	(38,060.6)	—
Prepaid expenses and other	46.2	94.0	427.0	(192.6)	374.6
Total current assets	13,383.5	19,930.9	7,952.4	(38,356.0)	2,910.8
Property, plant and equipment	59.3	854.5	1,767.8	—	2,681.6
Investments in subsidiaries	11,657.2	13.8	—	(11,671.0)	—
Goodwill	—	5,411.3	796.9	—	6,208.2
Intangible assets	—	703.3	2,474.3	3.4	3,181.0
Intercompany notes receivable	4,087.3	129.9	—	(4,217.2)	—
Other assets	61.4	68.4	33.1	—	162.9
Total assets	$29,248.7	$27,112.1	$13,024.5	$(54,240.8)	$15,144.5

Current liabilities:
Notes payable to banks	$—	$—	$52.4	$—	$52.4
Current maturities of long-term debt	92.3	16.9	48.9	—	158.1
Accounts payable	41.2	113.2	131.4	—	285.8
Accrued excise taxes	12.6	11.3	4.8	—	28.7
Intercompany payable	17,206.7	14,201.6	6,652.3	(38,060.6)	—
Other accrued expenses and liabilities	462.5	211.2	156.9	(224.9)	605.7
Total current liabilities	17,815.3	14,554.2	7,046.7	(38,285.5)	1,130.7
Long-term debt, less current maturities	5,601.4	30.9	1,505.2	—	7,137.5
Deferred income taxes	17.6	633.6	167.7	—	818.9
Intercompany notes payable	—	3,863.4	353.8	(4,217.2)	—
Other liabilities	43.7	36.7	95.7	—	176.1
Total liabilities	23,478.0	19,118.8	9,169.1	(42,502.7)	9,263.2
Total CBI stockholders’ equity	5,770.7	7,993.3	3,744.8	(11,738.1)	5,770.7
Noncontrolling interests	—	—	110.6	—	110.6
Total stockholders’ equity	5,770.7	7,993.3	3,855.4	(11,738.1)	5,881.3
Total liabilities and stockholders’ equity	$29,248.7	$27,112.1	$13,024.5	$(54,240.8)	$15,144.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2015
Sales	$1,891.7	$4,289.2	$2,294.4	$(2,952.0)	$5,523.3
Less – excise taxes	(251.3)	(219.4)	(47.4)	—	(518.1)
Net sales	1,640.4	4,069.8	2,247.0	(2,952.0)	5,005.2
Cost of product sold	(1,325.4)	(3,023.4)	(1,377.4)	2,967.2	(2,759.0)
Gross profit	315.0	1,046.4	869.6	15.2	2,246.2
Selling, general and administrative expenses	(281.5)	(508.9)	(96.8)	(5.0)	(892.2)
Operating income	33.5	537.5	772.8	10.2	1,354.0
Equity in earnings of equity method investees and subsidiaries	924.9	31.8	0.8	(929.0)	28.5
Interest income	0.1	—	0.4	—	0.5
Intercompany interest income	138.0	196.6	0.1	(334.7)	—
Interest expense	(212.3)	(0.9)	(17.7)	—	(230.9)
Intercompany interest expense	(196.2)	(137.9)	(0.6)	334.7	—
Loss on write-off of financing costs	(0.4)	—	(0.7)	—	(1.1)
Income before income taxes	687.6	627.1	755.1	(918.8)	1,151.0
(Provision for) benefit from income taxes	123.9	(247.1)	(208.2)	(4.3)	(335.7)
Net income	811.5	380.0	546.9	(923.1)	815.3
Net income attributable to noncontrolling interests	—	—	(3.8)	—	(3.8)
Net income attributable to CBI	$811.5	$380.0	$543.1	$(923.1)	$811.5

Comprehensive income attributable to CBI	$597.5	$379.1	$325.6	$(704.7)	$597.5

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2014
Sales	$1,802.0	$3,927.3	$2,300.8	$(2,864.4)	$5,165.7
Less – excise taxes	(241.9)	(204.3)	(47.7)	—	(493.9)
Net sales	1,560.1	3,723.0	2,253.1	(2,864.4)	4,671.8
Cost of product sold	(1,259.0)	(2,849.7)	(1,423.8)	2,841.7	(2,690.8)
Gross profit	301.1	873.3	829.3	(22.7)	1,981.0
Selling, general and administrative expenses	(291.2)	(410.4)	(145.1)	12.2	(834.5)
Operating income	9.9	462.9	684.2	(10.5)	1,146.5
Equity in earnings of equity method investees and subsidiaries	761.3	23.5	1.0	(764.7)	21.1
Interest income	—	—	1.0	—	1.0
Intercompany interest income	133.2	162.5	0.2	(295.9)	—
Interest expense	(224.4)	(1.0)	(33.0)	—	(258.4)
Intercompany interest expense	(162.1)	(133.0)	(0.8)	295.9	—
Loss on write-off of financing costs	—	—	(4.4)	—	(4.4)
Income before income taxes	517.9	514.9	648.2	(775.2)	905.8
(Provision for) benefit from income taxes	106.8	(192.0)	(198.9)	3.0	(281.1)
Net income	624.7	322.9	449.3	(772.2)	624.7
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to CBI	$624.7	$322.9	$449.3	$(772.2)	$624.7

Comprehensive income attributable to CBI	$530.1	$324.7	$350.9	$(675.6)	$530.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2015
Sales	$708.1	$1,366.8	$676.4	$(938.9)	$1,812.4
Less – excise taxes	(91.6)	(64.6)	(15.7)	—	(171.9)
Net sales	616.5	1,302.2	660.7	(938.9)	1,640.5
Cost of product sold	(496.9)	(943.8)	(425.3)	959.0	(907.0)
Gross profit	119.6	358.4	235.4	20.1	733.5
Selling, general and administrative expenses	(81.9)	(157.6)	(34.6)	(12.1)	(286.2)
Operating income	37.7	200.8	200.8	8.0	447.3
Equity in earnings of equity method investees and subsidiaries	298.6	28.1	0.4	(299.8)	27.3
Interest income	—	—	0.1	—	0.1
Intercompany interest income	46.0	66.3	0.1	(112.4)	—
Interest expense	(71.5)	(0.3)	(3.9)	—	(75.7)
Intercompany interest expense	(66.2)	(46.0)	(0.2)	112.4	—
Income before income taxes	244.6	248.9	197.3	(291.8)	399.0
(Provision for) benefit from income taxes	25.9	(99.2)	(51.4)	(3.3)	(128.0)
Net income	270.5	149.7	145.9	(295.1)	271.0
Net income attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Net income attributable to CBI	$270.5	$149.7	$145.4	$(295.1)	$270.5

Comprehensive income attributable to CBI	$295.8	$149.0	$169.8	$(318.8)	$295.8

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2014
Sales	$662.8	$1,267.8	$695.4	$(917.4)	$1,708.6
Less – excise taxes	(88.7)	(65.2)	(13.0)	—	(166.9)
Net sales	574.1	1,202.6	682.4	(917.4)	1,541.7
Cost of product sold	(462.1)	(943.3)	(410.9)	913.5	(902.8)
Gross profit	112.0	259.3	271.5	(3.9)	638.9
Selling, general and administrative expenses	(97.1)	(109.4)	(61.6)	4.8	(263.3)
Operating income	14.9	149.9	209.9	0.9	375.6
Equity in earnings of equity method investees and subsidiaries	252.3	21.7	0.4	(253.2)	21.2
Interest income	—	—	0.4	—	0.4
Intercompany interest income	44.7	58.7	—	(103.4)	—
Interest expense	(78.4)	(0.3)	(7.7)	—	(86.4)
Intercompany interest expense	(58.6)	(44.6)	(0.2)	103.4	—
Income before income taxes	174.9	185.4	202.8	(252.3)	310.8
(Provision for) benefit from income taxes	47.3	(68.9)	(66.5)	(0.5)	(88.6)
Net income	222.2	116.5	136.3	(252.8)	222.2
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to CBI	$222.2	$116.5	$136.3	$(252.8)	$222.2

Comprehensive income attributable to CBI	$108.8	$117.2	$21.5	$(138.7)	$108.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2015
Net cash provided by (used in) operating activities	$(456.3)	$775.1	$772.8	$—	$1,091.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(8.8)	(31.8)	(473.2)	—	(513.8)
Purchase of business	—	(316.2)	(1.7)	—	(317.9)
Net proceeds from intercompany notes	376.4	—	—	(376.4)	—
Net investments in equity affiliates	(236.4)	—	—	236.4	—
Other investing activities	2.0	(0.7)	2.7	—	4.0
Net cash provided by (used in) investing activities	133.2	(348.7)	(472.2)	(140.0)	(827.7)

Cash flows from financing activities:
Net contributions from (returns of capital to) equity affiliates	—	(31.4)	267.8	(236.4)	—
Net proceeds from (repayments of) intercompany notes	292.2	(345.3)	(323.3)	376.4	—
Proceeds from issuance of long-term debt	200.0	—	10.0	—	210.0
Excess tax benefits from stock-based payment awards	204.2	—	—	—	204.2
Proceeds from shares issued under equity compensation plans	98.9	—	—	—	98.9
Dividends paid	(180.4)	—	—	—	(180.4)
Principal payments of long-term debt	(47.9)	(13.8)	(86.6)	—	(148.3)
Payments of minimum tax withholdings on stock-based payment awards	—	(35.7)	(2.7)	—	(38.4)
Net repayments of notes payable	—	—	(15.9)	—	(15.9)
Payments of financing costs of long-term debt	(7.9)	—	—	—	(7.9)
Net cash provided by (used in) financing activities	559.1	(426.2)	(150.7)	140.0	122.2

Effect of exchange rate changes on cash and cash equivalents	—	—	(4.9)	—	(4.9)

Net increase in cash and cash equivalents	236.0	0.2	145.0	—	381.2
Cash and cash equivalents, beginning of period	24.5	0.7	84.9	—	110.1
Cash and cash equivalents, end of period	$260.5	$0.9	$229.9	$—	$491.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2014
Net cash provided by (used in) operating activities	$(395.1)	$468.9	$676.3	$—	$750.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(17.4)	(70.3)	(453.6)	—	(541.3)
Purchase of business	—	—	(21.4)	—	(21.4)
Net proceeds from intercompany notes	70.9	—	—	(70.9)	—
Net investments in equity affiliates	(28.8)	—	—	28.8	—
Other investing activities	—	(5.6)	8.6	—	3.0
Net cash provided by (used in) investing activities	24.7	(75.9)	(466.4)	(42.1)	(559.7)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(24.9)	24.9	—
Net contributions from (returns of capital to) equity affiliates	—	(24.5)	78.2	(53.7)	—
Net proceeds from (repayments of) intercompany notes	26.3	(327.9)	230.7	70.9	—
Proceeds from issuance of long-term debt	800.0	—	—	—	800.0
Excess tax benefits from stock-based payment awards	76.0	—	—	—	76.0
Proceeds from shares issued under equity compensation plans	34.2	—	—	—	34.2
Principal payments of long-term debt	(533.0)	(14.5)	(17.8)	—	(565.3)
Payments of minimum tax withholdings on stock-based payment awards	—	(26.1)	(2.3)	—	(28.4)
Net proceeds from notes payable	—	—	50.6	—	50.6
Payments of financing costs of long-term debt	(11.2)	—	(2.1)	—	(13.3)
Payment of delayed purchase price arrangement	—	—	(543.3)	—	(543.3)
Net cash provided by (used in) financing activities	392.3	(393.0)	(230.9)	42.1	(189.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	2.5	—	2.5

Net increase (decrease) in cash and cash equivalents	21.9	—	(18.5)	—	3.4
Cash and cash equivalents, beginning of period	0.5	0.8	62.6	—	63.9
Cash and cash equivalents, end of period	$22.4	$0.8	$44.1	$—	$67.3

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2015	2014	2015	2014
(in millions)
Net sales
Product recall	$—	$(3.3)	$—	$0.2

Cost of product sold
Net loss on undesignated commodity derivative contracts	(34.5)	(24.2)	(18.1)	(21.5)
Amortization of favorable interim supply agreement	(25.3)	(27.5)	(7.4)	(8.6)
Flow through of inventory step-up	(9.8)	—	(8.6)	—
Settlements of undesignated commodity derivative contracts	20.4	0.6	8.2	1.2
Product recall	—	(8.0)	—	(2.6)
Other losses	—	(2.8)	—	(0.2)
Total cost of product sold	(49.2)	(61.9)	(25.9)	(31.7)

Selling, general and administrative expenses
Restructuring and related charges	(15.0)	—	(0.7)	—
Transaction, integration and other acquisition-related costs	(12.7)	(21.1)	(1.9)	(8.0)
Product recall	—	(0.5)	—	(0.2)
Total selling, general and administrative expenses	(27.7)	(21.6)	(2.6)	(8.2)
Comparable Adjustments, Operating loss	$(76.9)	$(86.8)	$(28.5)	$(39.7)

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2015 Annual Report. Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2015	2014	2015	2014
(in millions)
Beer
Net sales	$2,816.6	$2,527.6	$831.3	$768.1
Segment operating income	$984.0	$800.6	$291.6	$242.1
Long-lived tangible assets	$1,806.7	$1,193.4	$1,806.7	$1,193.4
Total assets	$8,604.9	$7,860.9	$8,604.9	$7,860.9
Capital expenditures	$457.3	$434.9	$196.6	$206.1
Depreciation and amortization	$41.4	$31.3	$13.5	$11.4

Wine and Spirits
Net sales:
Wine	$1,931.5	$1,912.2	$719.4	$685.1
Spirits	257.1	235.3	89.8	88.3
Net sales	$2,188.6	$2,147.5	$809.2	$773.4
Segment operating income	$542.8	$512.4	$222.7	$199.4
Equity in earnings of equity method investees	$28.5	$21.1	$27.3	$21.2
Long-lived tangible assets	$1,034.1	$1,096.3	$1,034.1	$1,096.3
Investments in equity method investees	$91.0	$85.3	$91.0	$85.3
Total assets	$6,856.6	$6,780.5	$6,856.6	$6,780.5
Capital expenditures	$52.4	$74.1	$20.5	$22.6
Depreciation and amortization	$75.3	$75.2	$23.7	$24.3

Corporate Operations and Other
Segment operating loss	$(95.9)	$(79.7)	$(38.5)	$(26.2)
Long-lived tangible assets	$108.2	$129.4	$108.2	$129.4
Investments in equity method investees	$1.0	$—	$1.0	$—
Total assets	$695.1	$339.1	$695.1	$339.1
Capital expenditures	$4.1	$32.3	$1.9	$4.4
Depreciation and amortization	$20.7	$20.6	$6.7	$7.3

Comparable Adjustments
Net sales	$—	$(3.3)	$—	$0.2
Operating loss	$(76.9)	$(86.8)	$(28.5)	$(39.7)
Depreciation and amortization	$25.3	$27.5	$7.4	$8.6

Consolidated
Net sales	$5,005.2	$4,671.8	$1,640.5	$1,541.7
Operating income	$1,354.0	$1,146.5	$447.3	$375.6
Equity in earnings of equity method investees	$28.5	$21.1	$27.3	$21.2
Long-lived tangible assets	$2,949.0	$2,419.1	$2,949.0	$2,419.1
Investments in equity method investees	$92.0	$85.3	$92.0	$85.3
Total assets	$16,156.6	$14,980.5	$16,156.6	$14,980.5
Capital expenditures	$513.8	$541.3	$219.0	$233.1
Depreciation and amortization	$162.7	$154.6	$51.3	$51.6

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

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2015 Annual Report. This MD&A is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy on a business segment basis and a discussion of recent developments and acquisitions.

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

Overview

We are a leading international beverage alcohol company with a broad portfolio of consumer-preferred high-end imported and craft beer brands, premium wine and spirits brands and other select beverage alcohol products. We are the third-largest producer and marketer of beer for the U.S. market and the world’s leading premium wine company. We are the largest multi-category supplier (beer, wine and spirits) of beverage alcohol in the U.S., the leading producer and marketer of wine in Canada, and a leading producer and exporter of wine from New Zealand and Italy.

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

Strategy

Our business strategy in the Beer segment includes the following:

•
continued focus on growing our Mexican beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands;

•
completion of the required expansion of our brewery located in Nava, Coahuila, Mexico (the “Nava Brewery”) from 10 million hectoliters production capacity to 20 million hectoliters production capacity by December 31, 2016, with a goal to complete the expansion in June 2016;

•
completion of an additional 7.5 million hectoliters production capacity expansion of the Nava Brewery, from 20 million to 25 million by summer of calendar 2017 and from 25 million to 27.5 million by early calendar 2018;

•	construction of a new, state-of-the-art brewery to be located in Mexicali, Mexico (the “Mexicali Brewery”); and

•	strengthening our position in the high-end beer segment.

See “Recent Developments” below for additional discussion regarding certain of these items.

Our business strategy in the Wine and Spirits segment is centered on continued focus on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, we continue to focus on growing premium product categories. We have a consolidated U.S. distribution network in markets where it is feasible, which currently represents about 70% of our branded wine and spirits volume in the U.S., in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers. In addition, we dedicate a large share of our sales and marketing resources to some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price segments. These brands include:  Black Box, Clos du Bois, Estancia, Franciscan Estate, Inniskillin, Kim Crawford, Mark West, Meiomi, Mount Veeder, Robert Mondavi, Ruffino, Saved, Simi, SVEDKA Vodka, The Dreaming Tree and Wild Horse.

Marketing, sales and distribution of our products are managed on a geographic basis in order to fully leverage leading market positions. In addition, market dynamics and consumer trends vary across each of our markets. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, craft beer, branded wine and spirits categories, with separate distribution networks utilized for our imported and craft beer portfolio and our wine and spirits portfolio. Within our next largest market, Canada, we offer a range of beverage alcohol products primarily across the branded wine category. The environment for our products is competitive in each of our markets.

We remain committed to our long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth, reduce borrowings and pay quarterly cash dividends.

Recent Developments – Beer Segment

Construction of Mexicali Brewery

In January 2016, we announced details related to the construction of a new, state-of-the-art brewery to be located in Mexicali, Mexico. Initially, the Mexicali Brewery will be built to provide 10 million hectoliters production capacity with the ability to scale to 20 million hectoliters in the future. We expect to complete construction of the 10 million hectoliters production capacity within 4 to 5 years, with the first 5 million hectoliters production capacity expected to be completed by calendar year-end 2019.

Incremental Nava Brewery Expansion

In January 2016, we also announced an incremental 2.5 million hectoliter expansion of our Nava Brewery that will increase production capacity to 27.5 million hectoliters when completed. We currently expect this incremental expansion to be completed by early calendar year 2018.

In connection with these developments, we expect to spend from $875 million to $925 million in total for capital expenditures for the year ended February 29, 2016. This range includes approximately $800 million for the Beer segment associated primarily with the Nava Brewery (from 10 million to 27.5 million hectoliters production capacity) and glass plant expansions, combined with the Mexicali Brewery build. In total, from fiscal 2014 through fiscal 2021, we expect to spend approximately $4.5 billion for capital expenditures associated with the Nava Brewery expansion, glass plant expansion and the Mexicali Brewery build.

In June 2013, we entered into a three-year interim supply agreement with Anheuser-Busch InBev SA/NV (“ABI”) to meet our beer supply requirements above the then-current Nava Brewery capacity. This agreement also provides for up to two one-year extensions. While we remain on track with all Nava Brewery expansion activity, we have extended the interim supply agreement currently in place with ABI in order to support the robust growth levels of our Mexican beer portfolio and continue a smooth transition as we ramp up incremental capacity. This agreement is expected to continue through June 2017.

Ballast Point Acquisition

In December 2015, we acquired Ballast Point for approximately $1.0 billion. The transaction primarily included the acquisition of goodwill and other intangible assets, inventories and property, plant and equipment. This acquisition provides us with a high-growth premium platform that will enable us to compete in the fast-growing craft beer segment, further strengthening our position in the high-end U.S. beer market. The results of operations of Ballast Point will be reported in the Beer segment and will be included in our consolidated results of operations from the date of acquisition.

Acquisition – Wine Segment

Meiomi Acquisition

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

Results of Operations

Financial Highlights

For the three months ended November 30, 2015 (“Third Quarter 2016”), and November 30, 2014 (“Third Quarter 2015”):

•	Our Beer segment continued to drive improvement within our results of operations, combined with improvement in the Wine and Spirits segment.

•	Our net sales increased 6% primarily due to strong consumer demand within the Mexican beer portfolio and net sales of branded wine acquired in the acquisition of Meiomi.

•	Operating income increased 19% primarily due to strong consumer demand within the Mexican beer portfolio, lower cost of product sold across all segments and benefits from the acquisition of Meiomi.

•	Net income attributable to CBI and diluted net income per common share attributable to CBI increased 22% and 21%, respectively, primarily due to the items discussed above.

For the nine months ended November 30, 2015 (“Nine Months 2016”), and November 30, 2014 (“Nine Months 2015”):

•	Our Beer segment continued to drive improvement within our results of operations, combined with improvement in the Wine and Spirits segment.

•	Our net sales increased 7% primarily due to strong consumer demand within the Mexican beer portfolio.

•	Operating income increased 18% primarily due to strong consumer demand within the Mexican beer portfolio, lower cost of product sold across all segments and benefits from the acquisition of Meiomi.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 30% and 28%, respectively, primarily due to the items discussed above, combined with lower interest expense and a lower effective tax rate.

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

As more fully described herein and in the related notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	Third Quarter 2016	Third Quarter 2015	Nine Months 2016	Nine Months 2015
(in millions)
Net sales
Product recall	$—	$0.2	$—	$(3.3)

Cost of product sold
Net loss on undesignated commodity derivative contracts	(18.1)	(21.5)	(34.5)	(24.2)
Flow through of inventory step-up	(8.6)	—	(9.8)	—
Amortization of favorable interim supply agreement	(7.4)	(8.6)	(25.3)	(27.5)
Settlements of undesignated commodity derivative contracts	8.2	1.2	20.4	0.6
Product recall	—	(2.6)	—	(8.0)
Other losses	—	(0.2)	—	(2.8)
Total cost of product sold	(25.9)	(31.7)	(49.2)	(61.9)

Selling, general and administrative expenses
Transaction, integration and other acquisition-related costs	(1.9)	(8.0)	(12.7)	(21.1)
Restructuring and related charges	(0.7)	—	(15.0)	—
Product recall	—	(0.2)	—	(0.5)
Total selling, general and administrative expenses	(2.6)	(8.2)	(27.7)	(21.6)

Loss on write-off of financing costs	—	—	(1.1)	(4.4)
Comparable Adjustments	$(28.5)	$(39.7)	$(78.0)	$(91.2)

Net Sales

Product Recall

Product recall costs represent costs, net of recoveries, primarily associated with wholesale distributor payments in connection with the collection and handling of recalled product resulting from the August 2014 voluntary product recall of select packages in the U.S. and Guam of Corona Extra beer (the “Product Recall”).

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

Inventory Step-up

In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventory on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired company prior to acquisition. Flow through of inventory step-up was associated with the Meiomi acquisition.

Favorable Interim Supply Agreement

In connection with the June 2013 acquisition of the beer business, a temporary supply agreement was negotiated under a favorable pricing arrangement for the required volume of beer needed to fulfill expected U.S. demand in excess of the Nava Brewery’s capacity. Amortization of favorable interim supply agreement reflects amounts associated with non-Nava Brewery product purchased from the date of acquisition which has been sold to our U.S. customers during the respective period.

Product Recall

Product recall costs represent costs, net of recoveries, primarily associated with incremental freight costs incurred in connection with the potentially affected product of the Product Recall.

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

Third Quarter 2016 Compared to Third Quarter 2015

Net Sales

	Third Quarter 2016	Third Quarter 2015	% Increase
(in millions)
Beer	$831.3	$768.1	8%
Wine and Spirits:
Wine	719.4	685.1	5%
Spirits	89.8	88.3	2%
Total Wine and Spirits	809.2	773.4	5%
Comparable Adjustments	—	0.2	NM
Consolidated net sales	$1,640.5	$1,541.7	6%

NM = Not Meaningful

Net sales increased $98.8 million primarily due to increases in Beer’s net sales of $63.2 million (driven predominantly by volume growth within our Mexican beer portfolio) and Wine and Spirits’ net sales of 35.8 million (due largely to net sales of branded wine acquired in the acquisition of Meiomi).

Beer	Third Quarter 2016	Third Quarter 2015	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$831.3	$768.1	8.2%

Shipment volume	51.4	48.2	6.6%

Depletion volume (1)			16.5%

The increase in Beer’s net sales is primarily due to the volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, combined with a favorable impact from pricing in select markets. The volume growth was tempered by the overlap of the prior year’s shift in net sales from the second quarter of 2015 to Third Quarter 2015 of approximately $37 million, or approximately 2 million case shipments, in connection with the Product Recall.

Wine and Spirits	Third Quarter 2016	Third Quarter 2015	% Increase (Decrease)
(in millions, branded product, 9-liter case equivalents)
Net sales	$809.2	$773.4	4.6%

Shipment volume
Total	18.4	18.0	2.2%
Organic	18.1	18.0	0.6%

U.S. Domestic	14.1	13.7	2.9%
Organic U.S. Domestic	13.8	13.7	0.7%

U.S. Domestic Focus Brands	7.4	7.1	4.2%
Organic U.S. Domestic Focus Brands	7.1	7.1	—%

Depletion volume (1)
U.S. Domestic			(0.1%)
U.S. Domestic Focus Brands			4.0%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Wine and Spirits’ net sales is primarily due to net sales of branded wine acquired in the acquisition of Meiomi of $34.7 million and favorable organic product mix shift, partially offset by an unfavorable year-over-year foreign currency translation impact.

Gross Profit

	Third Quarter 2016	Third Quarter 2015	% Increase
(in millions)
Beer	$406.2	$347.8	17%
Wine and Spirits	353.2	322.6	9%
Comparable Adjustments	(25.9)	(31.5)	18%
Consolidated gross profit	$733.5	$638.9	15%

Gross profit increased $94.6 million primarily due to an increase in Beer of $58.4 million and Wine and Spirits of $30.6 million. The increase in Beer is primarily due to the (i)  volume growth within our Mexican beer portfolio, (ii)  favorable impact from pricing in select markets and (iii)  lower cost of product sold. The increase in Wine and Spirits is primarily due to (i)  branded wine acquired in the acquisition of Meiomi, (ii)  favorable product mix shift and (iii)  lower cost of product sold; partially offset by the unfavorable year-over-year foreign currency translation impact.

Gross profit as a percent of net sales increased to 44.7% for Third Quarter 2016 compared to 41.4% for Third Quarter 2015 primarily due to the (i)  lower Beer and Wine and Spirits’ cost of product sold, (ii)  favorable product mix shift for Beer and Wine and Spirits, (iii)  favorable impact from Beer pricing in select markets, (iv)  benefit from the acquisition of Meiomi and (v)  a decrease in Comparable Adjustments.

Selling, General and Administrative Expenses

	Third Quarter 2016	Third Quarter 2015	% Increase (Decrease)
(in millions)
Beer	$114.6	$105.7	8%
Wine and Spirits	130.5	123.2	6%
Corporate Operations and Other	38.5	26.2	47%
Comparable Adjustments	2.6	8.2	(68%)
Consolidated selling, general and administrative expenses	$286.2	$263.3	9%

Selling, general and administrative expenses increased $22.9 million due to increases in (i)  Corporate Operations and Other of $12.3 million, (ii)  Beer of $8.9 million and (iii)  Wine and Spirits of $7.3 million; partially offset by a decrease in Comparable Adjustments of $5.6 million.

The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to (i)  an increase in employer payroll taxes related to employee equity award exercise activity during Third Quarter 2016, (ii)  an increase in compensation and benefits driven primarily by higher annual management incentive compensation expense and (iii)  higher consulting expenses supporting the growth of the business.

The increases in Beer and Wine and Spirits are both primarily attributable to an increase in marketing spend due largely to planned investment behind our Mexican beer and branded wine and spirits portfolios.

Selling, general and administrative expenses as a percent of net sales increased to 17.4% for Third Quarter 2016 as compared to 17.1% for Third Quarter 2015 primarily due to the items discussed above.

Operating Income

	Third Quarter 2016	Third Quarter 2015	% Increase (Decrease)
(in millions)
Beer	$291.6	$242.1	20%
Wine and Spirits	222.7	199.4	12%
Corporate Operations and Other	(38.5)	(26.2)	(47%)
Comparable Adjustments	(28.5)	(39.7)	28%
Consolidated operating income	$447.3	$375.6	19%

Operating income increased $71.7 million primarily due to the growth in our Beer segment as a result of the factors discussed above and the benefit from the acquisition of Meiomi in the Wine and Spirits segment.

Interest Expense

Interest expense decreased to $75.6 million for Third Quarter 2016 from $86.0 million for Third Quarter 2015, a decrease of $10.4 million, or (12%). This decrease was primarily due to lower average interest rates.

Provision for Income Taxes

Our effective tax rate for Third Quarter 2016 and Third Quarter 2015 was 32.1% and 28.5%, respectively. For Third Quarter 2016 and Third Quarter 2015, our effective tax rates were lower than the federal statutory rate of

35% primarily due to lower effective tax rates applicable to our foreign businesses. Third Quarter 2015 also benefited from the recognition of additional tax credits.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $270.5 million for Third Quarter 2016 from $222.2 million for Third Quarter 2015, an increase of $48.3 million, or 22%.

Nine Months 2016 Compared to Nine Months 2015

Net Sales

	Nine Months 2016	Nine Months 2015	% Increase
(in millions)
Beer	$2,816.6	$2,527.6	11%
Wine and Spirits:
Wine	1,931.5	1,912.2	1%
Spirits	257.1	235.3	9%
Total Wine and Spirits	2,188.6	2,147.5	2%
Comparable Adjustments	—	(3.3)	NM
Consolidated net sales	$5,005.2	$4,671.8	7%

Net sales increased $333.4 million primarily due to an increase in Beer’s net sales driven predominantly by volume growth within our Mexican beer portfolio.

Beer	Nine Months 2016	Nine Months 2015	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,816.6	$2,527.6	11.4%

Shipment volume	175.7	159.7	10.0%

Depletion volume (1)			12.1%

Beer increased $289.0 million primarily due to the volume growth within our Mexican beer portfolio, combined with a favorable impact from pricing in select markets. The volume growth benefited from continued consumer demand and increased marketing spend.

Wine and Spirits	Nine Months 2016	Nine Months 2015	% Increase
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,188.6	$2,147.5	1.9%

Shipment volume
Total	51.1	49.9	2.4%
Organic	50.8	49.9	1.8%

U.S. Domestic	38.6	37.7	2.4%
Organic U.S. Domestic	38.3	37.7	1.6%

U.S. Domestic Focus Brands	20.3	19.3	5.2%
Organic U.S. Domestic Focus Brands	20.0	19.3	3.6%

Depletion volume (1)
U.S. Domestic			1.5%
U.S. Domestic Focus Brands			5.6%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

Wine and Spirits increased $41.1 million primarily due to (i)  net sales of branded wine acquired in the acquisition of Meiomi of $38.5 million, (ii)  organic branded wine and spirits volume growth due largely to the overlap of a planned reduction in inventory levels by one of our exclusive distributors in the U.S. for the first quarter of fiscal 2015 and (iii)  favorable product mix shift (predominantly within the U.S. organic branded wine portfolio); partially offset by (i)  an unfavorable year-over-year foreign currency translation impact and (ii)  the unfavorable overlap of the recognition of a contractually required payment for the first quarter of fiscal 2015 from the exclusive distributor noted above equal to the approximate profit lost on the reduced sales associated with the inventory reduction.

Gross Profit

	Nine Months 2016	Nine Months 2015	% Increase
(in millions)
Beer	$1,374.3	$1,162.0	18%
Wine and Spirits	921.1	884.2	4%
Comparable Adjustments	(49.2)	(65.2)	25%
Consolidated gross profit	$2,246.2	$1,981.0	13%

Gross profit increased $265.2 million due to increases in Beer of $212.3 million and Wine and Spirits of 36.9 million, combined with a decrease in Comparable Adjustments of $16.0 million. The increase in Beer is primarily due to (i)  the volume growth within our Mexican beer portfolio, (ii)  lower cost of product sold and (iii)  the favorable impact from pricing in select markets. The increase in Wine and Spirits is primarily due to (i)  branded wine acquired in the acquisition of Meiomi, (ii)  the favorable product mix shift and (iii)  lower cost of product sold; partially offset by the unfavorable year-over-year foreign currency translation impact.

Gross profit as a percent of net sales increased to 44.9% for Nine Months 2016 compared to 42.4% for Nine Months 2015 primarily due to (i)  lower Beer and Wine and Spirits’ cost of product sold, (ii)  the favorable impact from Beer pricing in select markets and (iii)  the decrease in Comparable Adjustments.

Selling, General and Administrative Expenses

	Nine Months 2016	Nine Months 2015	% Increase
(in millions)
Beer	$390.3	$361.4	8%
Wine and Spirits	378.3	371.8	2%
Corporate Operations and Other	95.9	79.7	20%
Comparable Adjustments	27.7	21.6	28%
Consolidated selling, general and administrative expenses	$892.2	$834.5	7%

Selling, general and administrative expenses increased $57.7 million. This increase is primarily due to increases in Beer of $28.9 million, Corporate Operations and Other of $16.2 million and Wine and Spirits of $6.5 million.

The increases in Beer and Wine and Spirits are both primarily attributable to an increase in marketing spend due largely to planned investment behind our Mexican beer and branded wine and spirits portfolios.

The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to (i)  an increase in employer payroll taxes related to employee equity award exercise activity during Third Quarter 2016, (ii)  an increase in compensation and benefits driven primarily by higher annual management incentive compensation expense and (iii)  higher consulting and information technology expenses supporting the growth of the business.

Selling, general and administrative expenses as a percent of net sales remained relatively flat at 17.8% for Nine Months 2016 as compared to 17.9% for Nine Months 2015.

Operating Income

	Nine Months 2016	Nine Months 2015	% Increase (Decrease)
(in millions)
Beer	$984.0	$800.6	23%
Wine and Spirits	542.8	512.4	6%
Corporate Operations and Other	(95.9)	(79.7)	(20%)
Comparable Adjustments	(76.9)	(86.8)	11%
Consolidated operating income	$1,354.0	$1,146.5	18%

Operating income increased $207.5 million primarily due to the growth in our Beer segment as a result of the factors discussed above.

Interest Expense

Interest expense decreased to $230.4 million for Nine Months 2016 from $257.4 million for Nine Months 2015, a decrease of $27.0 million, or (10%). This decrease was primarily due to lower average interest rates.

Provision for Income Taxes

Our effective tax rate for Nine Months 2016 and Nine Months 2015 was 29.2% and 31.0%, respectively. For Nine Months 2016, our effective tax rate was lower than the federal statutory rate of 35% primarily due to a decrease in uncertain tax positions and lower effective tax rates applicable to our foreign businesses. For Nine

Months 2015, our effective tax rate was lower than the federal statutory rate primarily due to lower effective tax rates applicable to our foreign businesses.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $811.5 million for Nine Months 2016 from $624.7 million for Nine Months 2015, an increase of $186.8 million, or 30%.

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

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments and anticipated capital expenditure requirements for both our short-term and long-term capital needs, including (i)  our previously announced Nava Brewery and glass production plant expansions and (ii)  our recently announced Mexicali Brewery construction and incremental 2.5 million hectoliters production capacity expansion for the Nava Brewery.

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

Senior Notes

On December 4, 2015, we issued our December 2015 Senior Notes. We used the net proceeds from this offering to finance a portion of the purchase price for the acquisition of Ballast Point. The remaining portion of the purchase price for the acquisition of Ballast Point was funded by proceeds from borrowings under our accounts receivable securitization facilities and cash on hand.

For additional information with respect to these and other borrowings, refer to Note 7 of the Financial Statements.

Cash Flows

	Nine Months 2016	Nine Months 2015
(in millions)
Net cash provided by operating activities	$1,091.6	$750.1
Net cash used in investing activities	(827.7)	(559.7)
Net cash provided by (used in) financing activities	122.2	(189.5)
Effect of exchange rate changes on cash and cash equivalents	(4.9)	2.5
Net increase in cash and cash equivalents	$381.2	$3.4

Operating Activities

Net cash provided by operating activities increased $341.5 million for Nine Months 2016. This increase resulted primarily from (i)  higher cash provided by Beer (largely due to strong volume growth in the Mexican beer portfolio as well as a reduction in prepaid value-added taxes predominantly attributable to timing), (ii)  lower build of inventory levels for Wine and Spirits due largely to timing of shipments and a marginally lower U.S. grape harvest and (iii)  lower income tax payments. The lower income tax payments within cash flows from operating activities are primarily due to an increase in tax benefits on employee equity award exercise and vesting activity.

Investing Activities

Net cash used in investing activities increased $268.0 million for Nine Months 2016 primarily due to the August 2015 acquisition of Meiomi.

Financing Activities

Net cash provided by financing activities increased $311.7 million for Nine Months 2016 primarily from the following:

•
Nine Months 2016 excess tax benefits from stock-based payment awards of $204.2 million compared to $76.0 million for Nine Months 2015 due to increased Nine Months 2016 employee equity award exercise and vesting activity;

•	Nine Months 2015 payment of delayed purchase price arrangement of $543.3 million for the additional purchase price for the final payment in connection with the June 2013 beer business acquisition; and

•	Nine Months 2015 principal payments of long-term debt for the repayment of our December 2007 senior notes of $500.0 million;

partially offset by:

•
Nine Months 2016 proceeds from issuance of long-term debt of $200.0 million from term loan borrowings under the 2015 Credit Agreement (used to fund a portion of the purchase price for the acquisition of Meiomi) compared to Nine Months 2015 proceeds from issuance of long-term debt of

$800.0 million from the issuance of our November 2014 senior notes (used primarily to redeem our $500 million December 2007 senior notes); and

•	Payment of quarterly cash dividends.

Debt

Total debt outstanding as of November 30, 2015, amounted to $7,403.0 million, an increase of $55.0 million from February 28, 2015.

The majority of our outstanding borrowings as of November 30, 2015, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2016 to calendar 2024, and variable-rate senior secured term loan facilities under our 2015 Credit Agreement, with maturities ranging from calendar 2020 to calendar 2021.

We had the following borrowing capacity available under our 2015 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	November 30, 2015	December 31, 2015
(in millions)
Revolving Credit Facility	$1,134.1	$1,124.1
CBI Facility	$305.0	$185.0
Crown Facility	$135.0	$91.0

The financial institutions participating in our 2015 Credit Agreement and our accounts receivable securitization facilities have complied with all prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of November 30, 2015, we also have additional credit arrangements totaling $432.8 million, with $144.5 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations.

We have entered into interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior secured term loan facilities. As a result of these agreements, we have fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016.

We and our subsidiaries are subject to covenants that are contained in the 2015 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio, both as defined in the 2015 Credit Agreement. As of November 30, 2015, the minimum interest coverage ratio was 2.5x and the maximum net debt coverage ratio was 5.5x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of November 30, 2015, we were in compliance with all of our covenants under both our 2015 Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2015 Annual Report and Note 7 of the Financial Statements included herein.

Common Stock Dividends

On January 6, 2016, our Board of Directors declared a quarterly cash dividend of $0.31 per share of Class A Common Stock, $0.28 per share of Class B Convertible Common Stock and $0.28 per share of Class 1 Common Stock payable on February 24, 2016, to stockholders of record of each class on February 9, 2016.

We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of our 2015 Annual Report.

Share Repurchase Programs

Our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock in April 2012 (the “2013 Authorization”). Share repurchases under the 2013 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations, proceeds from borrowings under the accounts receivable securitization facilities or proceeds from revolver borrowings under our senior credit facility. Any repurchased shares will become treasury shares. As of November 30, 2015, we have $703.3 million available for share repurchases under the 2013 Authorization.

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  timing and source of funds for operating activities, (iv)  the duration of the share repurchase implementation and source of funds for share repurchases, and (v)  the amount and timing of future dividends, and (II)  the statements regarding our Mexicali Brewery construction and the expansions of our Nava Brewery and our glass production plant, including anticipated costs and timeframes for completion, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the acquisition of the beer business, Mexicali Brewery construction and Nava Brewery and glass production plant expansions, and other factors as determined by management from time to time, (iii)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, and (iv)  the timeframe and actual costs associated with the Mexicali Brewery construction and the expansions of our Nava Brewery and our glass production plant may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required permits and regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2015 Annual Report.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of November 30, 2015, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 79% of our balance sheet exposures and forecasted transactional exposures for the remaining three months of fiscal 2016 were hedged as of November 30, 2015.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2015, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, heating oil, aluminum, natural gas and corn prices. Approximately 77% of our forecasted transactional exposures for the remaining three months of fiscal 2016 were hedged as of November 30, 2015.

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

	Aggregate Notional Value		Fair Value, Net Liability		Increase in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
(in millions)
Foreign currency contracts	$1,573.6	$2,000.4	$(37.0)	$(5.0)	$62.2	$19.5
Commodity derivative contracts	$213.6	$205.0	$(40.9)	$(22.4)	$15.3	$18.2

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of November 30, 2015, and November 30, 2014, we had an outstanding cash flow designated interest rate swap agreement which fixed LIBOR interest rates (to minimize interest rate volatility) on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. In addition, we had offsetting undesignated interest rate swap agreements.

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

	Aggregate Notional Value		Fair Value, Net Liability		Decrease in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
(in millions)
Fixed interest rate debt	$4,409.4	$4,403.9	$(4,599.7)	$(4,636.7)	$(185.6)	$(218.6)
Variable interest rate debt	$2,994.3	$2,916.5	$(2,593.8)	$(2,702.4)	$(99.5)	$(95.4)
Interest rate swap contracts	$1,500.0	$1,500.0	$(11.4)	$(23.1)	$(2.6)	$(7.8)

For additional discussion on our market risk, refer to Notes 3 and 4 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 47 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	January 7, 2016	By:	/s/ Lisa M. Schnorr
Lisa M. Schnorr, Senior Vice President and Controller

Date:	January 7, 2016	By:	/s/ David Klein
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

4.22
Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference).

4.23
Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated December 4, 2015, among the Company, as Issuer, certain subsidiaries as Guarantors, and Manufacturer’s and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 4, 2015, filed December 8, 2015 and incorporated herein by reference).

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

4.27
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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2015 and February 28, 2015, (ii) Consolidated Statements of Comprehensive Income for the nine months and three months ended November 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

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