Form 10-K
period 2016-02-29
CONSTELLATION BRANDS, INC.
filed 2016-04-25
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-08495
CONSTELLATION BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-0716709
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

207 High Point Drive, Building 100 Victor, New York	14564
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (585) 678-7100
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock (par value $.01 per share)	New York Stock Exchange
Class B Common Stock (par value $.01 per share)	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,123,013,825.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 19, 2016, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	176,413,448
Class B Common Stock, par value $.01 per share	23,352,729
Class 1 Common Stock, par value $.01 per share	2,000
DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 20, 2016 is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation (I)  the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  information concerning the future expected balance of supply and demand for wine, (iv)  the duration of the share repurchase implementation and source of funds for share repurchases, (v)  our effective tax rate, (vi)  the timing and source of funds for operating activities, (vii)  the amount and timing of future dividends, and (viii) the acquisition of The Prisoner Wine Company brand portfolio, (II)  the statements regarding the expansions of our Nava Brewery, construction of our Mexicali Brewery and glass plant expansion, including anticipated costs and timeframes for completion and (III) the statements regarding a decision whether to pursue an initial public offering of a portion of the Company’s Canadian wine business are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for wine products will vary from current expectations due to, among other reasons, actual grape harvest, actual shipments to distributors and actual consumer demand, (ii)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (iii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, and other factors as determined by management from time to time, (iv)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (v)  the timeframe and actual costs associated with the expansions of our Nava Brewery, construction of our Mexicali Brewery and glass plant expansion may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required regulatory approvals by the expected dates and on the expected terms and other factors as determined by management, (vi) The Prisoner Wine Company brand portfolio acquisition is subject to the satisfaction of certain closing conditions and the receipt of any required regulatory approvals, and (vii) the decision whether to pursue an initial public offering of a portion of the Company’s Canadian wine business is subject to the determination and discretion of the Company. Additional important factors that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. All references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes consistent with the Company’s method of classification. All references to “Fiscal 2016,” “Fiscal 2015” and “Fiscal 2014” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2017” refer to our fiscal year ending February 28, 2017. Unless otherwise defined herein, refer to the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for the definition of capitalized terms used herein.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2015 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Association for Canadian Distillers; Aztec; Beer Marketers Insights; Beverage Information Group; Distilled Spirits Council of the United States; The Gomberg-Fredrikson Report; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); IRI; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

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

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. We have approximately 9,000 employees located primarily in the U.S., Canada and Mexico, with our corporate headquarters located in Victor, New York. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Strategy

Certain key industry trends during the past decade have impacted our activities, results and strategy. These include:

•	consolidation of suppliers, wholesalers and retailers;

•	high-end beer (primarily imported and craft) growing faster than total beer in the U.S.;

•	an increase in North American wine consumption, with premium wines growing faster than value-priced wines; and

•	volume of premium spirits growing faster than value-priced spirits in the U.S.

To capitalize on these trends, become more competitive and grow our business, we have generally employed a strategy focused on a combination of organic growth and acquisitions, with an increasing focus on the higher-growth, higher-margin premium categories of the beverage alcohol industry. Key elements of our strategy include:

•	leveraging our existing portfolio of leading brands;

•	developing new products, new packaging and line extensions;

•	strengthening relationships with wholesalers and retailers;

•	expanding distribution of our product portfolio;

•	enhancing and expanding production capabilities;

•	realizing operating efficiencies and synergies; and

•	maximizing asset utilization.

We completed the Beer Business Acquisition to solidify our position in the U.S. beer market over the long-term; diversify our profit base and enhance our margins, results of operations and cash flow; and provide new avenues for growth. We enhanced our position in the high-end beer segment with the acquisition of Ballast Point, a highly-awarded craft brewer, which provides us with a high-growth premium platform to compete in the fast-growing craft beer category. We have also acquired higher-margin premium and above wine growth brands as part of our efforts to increase our mix of premium brands, improve margins and create operating efficiencies.

For further information on our strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K (“MD&A”).

Investments and Acquisitions

As part of our strategy to improve margins, enhance production capabilities and keep an increased focus on the higher-margin premium categories of the beverage alcohol industry, we have completed, or are in the process of completing, the following investments and acquisitions:

Name	Period
Prisoner acquisition	Pending
Ballast Point acquisition	December 2015
Meiomi acquisition	August 2015
Glass production plant acquisition through joint venture with Owens-Illinois	December 2014
Casa Noble acquisition	September 2014
Beer Business Acquisition	June 2013
Mark West acquisition	July 2012
Ruffino acquisition	October 2011

Pending Prisoner Acquisition

The pending acquisition of this portfolio of five fast-growing, higher-margin, super-luxury wine brands will complement our existing portfolio and strengthen our position in the super-luxury wine category.

Ballast Point Acquisition

The acquisition of this major, craft beer brewer has provided a high-growth premium platform that will allow us to compete in the fast-growing, craft beer category and further strengthen our position in the high-end of the U.S. beer market.

Meiomi Acquisition

The acquisition of this fast-growing, higher-margin, luxury brand has complemented our existing portfolio and further strengthened our position in the U.S. pinot noir category.

Glass Production Plant Acquisition

The formation of an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer, and the acquisition of a state-of-the-art glass production plant that is located adjacent to our Nava Brewery in Mexico has solidified our long-term glass sourcing strategy under favorable terms.

Casa Noble Acquisition

The acquisition of this fast-growing, higher-margin, super-premium tequila brand has complemented our Mexican beer portfolio and has further strengthened both our on and off-premise presence as tequila and Mexican beer share similar target consumers and drinking occasions. In addition, Casa Noble fits well into our existing wine and spirits distribution infrastructure.

Beer Business Acquisition

The acquisition of Modelo’s U.S. beer business included the remaining 50% interest in Crown Imports, which provides us with complete, independent control of our U.S. commercial beer business; the state-of-the-art Nava Brewery; and exclusive perpetual brand rights to import, market and sell Corona and the other Mexican Beer Brands in the U.S. market. The transaction solidified our position in the U.S. beer market for the long term and made us the third-largest brewer and seller of beer for the U.S. market. Combining this with our strong position in wine and spirits positions us as the largest Multi-category Supplier of beverage alcohol in the U.S.

Mark West

The acquisition of this higher-margin, premium wine growth brand has complemented our existing portfolio and further strengthened our position in the U.S. pinot noir category.

Ruffino

The acquisition of the remaining equity interest in this business has solidified our position in the Italian premium wine category in the U.S. and Canada.

For further information about our Fiscal 2016, Fiscal 2015 and Fiscal 2014 transactions, refer to (i)  MD&A and (ii)  Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K (“Notes to the Financial Statements”).

Business Segments

We report our operating results in three segments: (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting. We report net sales in two reportable segments, as follows:

	For the Year Ended February 29, 2016	% of Total Segment Net Sales	For the Year Ended February 28, 2015	% of Total Segment Net Sales	For the Year Ended February 28, 2014	% of Total Segment Net Sales
(in millions)
Beer	$3,622.6	55.3%	$3,188.6	52.9%	$2,835.6	49.9%
Wine and Spirits:
Wine	2,591.4	39.6%	2,523.4	41.9%	2,554.2	45.0%
Spirits	334.4	5.1%	316.0	5.2%	291.3	5.1%
Total Wine and Spirits	2,925.8	44.7%	2,839.4	47.1%	2,845.5	50.1%
Consolidation and Eliminations	—		—		(813.4)
Consolidated Net Sales	$6,548.4		$6,028.0		$4,867.7

Beer

We are the leader in the high-end segment of the U.S. beer market. We sell a number of brands in the import and craft beer categories.

Within the imported beer category, we have the exclusive right to import, market and sell these Mexican Beer Brands in all 50 states of the U.S.:

•	Corona Extra

•	Corona Light

•	Modelo Especial

•	Pacifico

•	Negra Modelo

•	Victoria

In the U.S., we have five of the top-selling 15 imported beer brands. Corona Extra is the best-selling imported beer and the fifth best-selling beer overall in the U.S.; Corona Light is the leading imported light beer; and Modelo Especial is the second-largest and one of the fastest-growing major imported beer brands. During Fiscal 2014, we introduced Modelo Especial Chelada, a blend of beer with flavors of tomato, salt and lime, to further capitalize on the strength of this growing brand. Additionally, we are continuing efforts focused on increasing sales penetration of products in can and draft package formats.

Our craft beer products are primarily sold under the Ballast Point brand, which is one of the fastest-growing major craft brands in the U.S. beer market. Ballast Point produces more than 40 different styles of beer, led by its popular Sculpin IPA and Grapefruit Sculpin IPA.

The current capacity of our Nava Brewery is 15 million hectoliters, which includes completion of the first 5 million hectoliters of our previously-announced Nava Brewery capacity expansion. We intend to expand the Nava Brewery’s capacity by an additional 12.5 million hectoliters to 27.5 million hectoliters of capacity with (i)  5 million hectoliters expected to be completed by June 2016, (ii)  5 million hectoliters expected to be completed by summer of calendar 2017 and (iii)  2.5 million hectoliters expected to be completed by early calendar 2018.

In January 2016, we announced details related to the construction of a new, state-of-the-art brewery in Mexicali, Baja California, Mexico (the “Mexicali Brewery”), located near California, which is our largest beer market in the U.S. Initially, the Mexicali Brewery will be built to provide 10 million hectoliters production capacity with the ability to scale to 20 million hectoliters in the future. We expect to complete construction of the 10 million hectoliters production capacity by calendar year-end 2020, with the first 5 million hectoliters production capacity expected to be completed by calendar year-end 2019.

Total spend related to these brewery capacity expansion activities, as well as expansion activities at the glass plant facility adjacent to the Nava Brewery (collectively, the “Mexico Beer Expansion Projects”), is estimated to be approximately $4.5 billion through fiscal 2021. In total, we have invested approximately $1.5 billion for the Mexico Beer Expansion Projects, with approximately $775 million during Fiscal 2016 and the remainder during Fiscal 2015 and Fiscal 2014.

Prior to the Beer Business Acquisition, we and Modelo, indirectly, each had an equal interest in Crown Imports, which had the exclusive right to import, market and sell the Mexican Beer Brands.

Wine and Spirits

We are the world’s leading producer and marketer of premium wine. We sell a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium and luxury categories, primarily within the $5 to $25 U.S. retail price range – and we have a leading market position in the U.S. and Canada. Our portfolio of premium and luxury wines is supported by vineyard holdings in the U.S., Canada, New Zealand and Italy. Our top premium spirits brands have leading positions in their respective categories.

Our wine produced in the U.S. is primarily marketed domestically and in Canada. Wine produced in Canada is primarily marketed domestically. Wine produced in New Zealand and Italy is primarily marketed in the U.S. and Canada. In addition, we export our wine products to other major world markets.

In our spirits business, SVEDKA Vodka is imported from Sweden and is the largest imported vodka brand in the U.S. Black Velvet Canadian Whisky is the second-largest Canadian whisky brand in the U.S.

In the U.S., we sell 16 of the top-selling 100 table wine brands and are a leading premium wine company. Some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), include:

Wine Brands			Spirits Brands
Black Box	Kim Crawford	Ruffino	SVEDKA Vodka
Clos du Bois	Mark West	Saved
Estancia	Meiomi	Simi
Franciscan Estate	Mount Veeder	The Dreaming Tree
Inniskillin	Robert Mondavi	Wild Horse

We dedicate a large share of sales and marketing resources to these brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories. Within the Focus Brands, we have been increasing brand building support behind certain key brands which we believe collectively provide the best opportunity for growth and operating margin enhancement for our wine and spirits business. These brands include Black Box, Kim Crawford, Mark West, Meiomi, Robert Mondavi, Ruffino, SVEDKA Vodka and The Dreaming Tree.

We have been increasing resources in support of product innovation as we believe this is one of the key drivers of overall beverage alcohol category growth. In wine, we have launched varietal line extensions behind many of our focus brands and introduced newer brands like Ravage and Tom Gore Vineyards. In spirits, we have been introducing flavor extensions for SVEDKA Vodka and Paul Masson Brandy.

In Canada, we are the leading wine company and have eight of the top-selling 25 table wine brands. In this market, Jackson-Triggs is the top-selling wine brand and Inniskillin is the leading icewine brand. In addition to our domestic brands, we are targeting to increase our import brand presence in this market with offerings like Robert Mondavi, Kim Crawford and Ruffino.

Corporate Operations and Other

The Corporate Operations and Other segment includes traditional corporate-related items including executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and information technology.

Further information regarding net sales, operating income and total assets of each of our business segments and information regarding geographic areas is set forth in Note 20 of the Notes to the Financial Statements.

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

In North America, our products are primarily distributed by wholesale distributors, with separate distribution networks utilized for our beer portfolio and our wine and spirits portfolio, as well as state and provincial alcohol beverage control agencies. As is the case with all other beverage alcohol companies, products sold through these agencies are subject to obtaining and maintaining listings to sell our products in that agency’s state or province. State and provincial governments can affect prices paid by consumers of our products through the imposition of taxes or, in states and provinces in which the government acts as the distributor of our products through an alcohol beverage control agency, by directly setting the retail prices.

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

Beer	Anheuser-Busch InBev, MillerCoors, Heineken, Pabst Brewing Company, The Boston Beer Company

Wine
U.S.	E&J Gallo Winery, The Wine Group, Trinchero Family Estates, Treasury Wine Estates, Ste. Michelle Wine Estates, Deutsch Family Wine & Spirits, Jackson Family Wines
Canada	Andrew Peller, Treasury Wine Estates, E&J Gallo Winery, Kruger Wines and Spirits, Pernod Ricard

Spirits	Diageo, Beam Suntory, Brown-Forman, Sazerac Company, Pernod Ricard

Production

For Fiscal 2016, approximately 50% of our Mexican Beer Brands requirements were produced by our Nava Brewery, which is located in Mexico, approximately 10 miles from the Texas border. The current capacity of the Nava Brewery is 15 million hectoliters and is expected to reach 20 million hectoliters by June 2016. In total, we intend to expand the Nava Brewery’s capacity to 27.5 million hectoliters, with the subsequent Nava Brewery expansions from 20 million hectoliters to 27.5 million hectoliters targeted to be completed by early calendar 2018.

To meet our beer supply requirements above the current Nava Brewery capacity, we entered into a three-year interim supply agreement with Anheuser-Busch InBev SA/NV (“ABI”) in June 2013. This agreement also provides for up to two one-year extensions. However, the United States, acting through the Antitrust Division of the United States Department of Justice (“DOJ”), has a right of approval, in its sole discretion, of any extension of the term of this interim supply agreement beyond three years.

While we remain on track with the Nava Brewery expansion activity, we have extended the interim supply agreement through June 2017 in order to support the robust growth levels of our Mexican beer portfolio and continue a smooth transition as we ramp up incremental capacity.

Additionally, the initial construction of the Mexicali Brewery to provide 10 million hectoliters of production capacity is targeted to be completed by calendar year-end 2020, with the first 5 million hectoliters targeted to be completed by calendar year-end 2019.

We currently operate four facilities in the greater San Diego, California area that produce our Ballast Point brand, including Miramar, which serves as the primary production site for the brand. This facility was built in 2014 and may be expanded to accommodate future growth.

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

Sources and Availability of Production Materials

The principal components in the production of our craft and Mexican Beer Brands include water; agricultural products, such as malt, hops, yeast and corn starch; and packaging materials, which include glass, aluminum and cardboard.

For our Mexican Beer Brands, packaging materials represent the largest cost component of production, with glass bottles representing the largest cost component of our packaging materials. In Fiscal 2016, the package format mix of our Mexican beer volume sold in the U.S. was 74% glass bottles, 24% aluminum cans and 2% in stainless steel kegs.

The Nava Brewery receives allotments of water originating from a mountain aquifer. We believe we have adequate access to water allotments to support the Nava Brewery’s on-going and future requirements after completing the Nava Brewery expansion. In connection with the Beer Business Acquisition, we entered into a transition services agreement with ABI for the supply of materials needed to produce and package beer for varying periods up to 36 months from the date of the acquisition. Investments and efforts to establish stand-alone procurement systems and independent supply arrangements for the beer business operations have essentially been completed.

As part of our efforts to solidify our beer glass sourcing strategy over the long-term, we formed an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer. The joint venture acquired a state-of-the-art glass production plant that is located adjacent to our Nava Brewery in Mexico, in December 2014. The glass plant currently has one operational glass furnace and the joint venture intends to scale it to four furnaces by early calendar 2018. When fully operational with four furnaces, the glass plant is expected to supply approximately 50% of our glass requirements for the Nava Brewery. We also entered into long-term glass supply agreements with other glass producers during Fiscal 2015.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).

Most of our annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S., Canada and Italy, and begins in February and runs through May in New Zealand. We receive grapes from approximately 960 independent growers in the U.S. and approximately 220 independent growers located primarily in Canada and New Zealand. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is generally based on then-current market prices.

As of February 29, 2016, we owned or leased approximately 21,700 acres of land and vineyards, either fully bearing or under development, primarily in the U.S., Canada, New Zealand and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of certain of our higher-end wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

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

Seasonality

The beverage alcohol industry is subject to seasonality in each major category. As a result, in response to wholesaler and retailer demand which precedes consumer purchases, our beer sales are typically highest during the first and second quarters of our fiscal year, which correspond to the Spring and Summer periods in the U.S. Our wine and spirits sales are typically highest during the third quarter of our fiscal year, primarily due to seasonal holiday buying.

Employees

As of the end of March 2016, we had approximately 9,000 employees. Approximately 4,100 employees were in the U.S. and approximately 4,900 employees were outside of the U.S., primarily in Canada and Mexico. We may employ additional workers during the grape crushing seasons. We consider our employee relations generally to be good.

Executive Officers of the Company

Information with respect to our current executive officers is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	65	Chairman of the Board
Robert Sands	57	President and Chief Executive Officer
William F. Hackett	64	Executive Vice President and Chairman, Beer Division
F. Paul Hetterich	53	Executive Vice President and President, Beer Division
Thomas M. Kane	55	Executive Vice President and Chief Human Resources Officer
David Klein	52	Executive Vice President and Chief Financial Officer
Thomas J. Mullin	64	Executive Vice President and General Counsel
William A. Newlands	57	Executive Vice President and President, Wine & Spirits Division
John A. (Jay) Wright	57	Executive Vice President and President, Canadian Business

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

William F. Hackett has served as an Executive Vice President of the Company since June 2013. Since January 2016 he has performed the role of Chairman, Beer Division and from June 2013 through January 2016 he performed the role of President, Beer Division. Crown Imports LLC was previously owned 50% by the Company, and as a result of the Beer Business Acquisition, it is now a wholly-owned indirect subsidiary of the Company. Mr. Hackett is also Chairman of Crown Imports LLC since January 2016 and before that he served as President of Crown Imports LLC from January 2007 through January 2016. Prior to that, he was President of Barton Beers, Ltd. (a wholly-owned indirect subsidiary of the Company now known as Constellation Beers Ltd.) having served in that role from 1993 until January 2007. Prior to that, Mr. Hackett held several increasingly senior positions in Barton Beers, Ltd., having joined that company in 1984.

F. Paul Hetterich has been an Executive Vice President of the Company since June 2003. Since January 2016 Mr. Hetterich has performed the role of President, Beer Division and President of Crown Imports LLC, a wholly-owned indirect subsidiary of the Company. From January 2015 through January 2016 he performed the role of Executive Vice President, Corporate Development & Beer Operations. From June 2011 until January 2015 he served as Executive Vice President, Business Development and Corporate Strategy, from July 2009 until June 2011 he served as Executive Vice President, Business Development, Corporate Strategy and International and from June 2003 until July 2009 he served as Executive Vice President, Business Development and Corporate Strategy. From April 2001 to June 2003 Mr. Hetterich served as the Company’s Senior Vice President, Corporate Development. Prior to that, Mr. Hetterich held several increasingly senior positions in the Company’s marketing and business development groups. Mr. Hetterich has been with the Company since 1986.

Thomas M. Kane joined the Company in May 2013 as Executive Vice President and Chief Human Resources Officer. Mr. Kane previously served as Senior Vice President, Human Resources and Government Relations of Armstrong World Industries, Inc., a global producer of flooring products and ceiling systems, from February 2012 to May 2013, he served as its Senior Vice President, Human Resources from August 2010 to February 2012 and served as its Chief Compliance Officer from February 2011 to February 2012. Prior to that, Mr. Kane served as Global Vice President, Human Resources for Black & Decker Power Tools, a manufacturer of power and hand tools, from 2002 to 2010. From 1999 to 2002 Mr. Kane served as Global HR leader of GE Specialty Materials, a large manufacturer of silicone products.

David Klein has been the Company’s Executive Vice President and Chief Financial Officer since June 2015. Prior to that, Mr. Klein served as the Company’s Senior Vice President Finance - Beer Division, having held that position from May 2014 until June 2015. He served as the Company’s Senior Vice President and Treasurer from April 2009 to July 2014 and assumed the additional responsibilities of Controller in October 2013, also serving in that role to July 2014. From March 2007 to March 2009 Mr. Klein served as chief financial officer for the Company’s former United Kingdom operations. Mr. Klein joined the Company in 2004 as Vice President of Business Development.

Thomas J. Mullin joined the Company as Executive Vice President and General Counsel in May 2000. Prior to joining the Company, Mr. Mullin served as President and Chief Executive Officer of TD Waterhouse Bank, NA, a national banking association, since February 2000, of CT USA, F.S.B. since September 1998 and of CT USA,

Inc. since March 1997. He also served as Executive Vice President, Business Development and Corporate Strategy of C.T. Financial Services, Inc. from March 1997 through February 2000. From 1985 through 1997 Mr. Mullin served as Vice Chairman and Senior Executive Vice President of First Federal Savings and Loan Association of Rochester, New York and from 1982 through 1985 he was a partner in the law firm of Phillips Lytle LLP.

William A. Newlands has been an Executive Vice President of the Company since he joined in January 2015. Since January 2016 he has performed the role of President, Wine & Spirits Division and from January 2015 through January 2016 he performed the role of Chief Growth Officer. Mr. Newlands served from October 2011 until August 2014 as Senior Vice President and President, North America of Beam Inc., as Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011 and as Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010. Beam Inc., a producer and seller of branded distilled spirits products, merged with a subsidiary of Suntory Holding Limited, a Japanese company, in 2014. Prior to October 2011, Beam Global Spirits & Wine, Inc. was the spirits operating segment of Fortune Brands, Inc., which was a leading consumer products company that made and sold branded consumer products worldwide in the distilled spirits, home and security, and golf markets.

John A. (Jay) Wright has performed the role of the Company’s Executive Vice President and President, Canadian Business since January 2016. From June 2013 through January 2016 he was the Company’s Executive Vice President and President, Wine & Spirits Division. He served as Executive Vice President and Chief Operating Officer of the Company from June 2011 to June 2013 and served as President of the Company’s wholly-owned direct subsidiary Constellation Brands U.S. Operations, Inc. (formerly known as Constellation Wines U.S., Inc.) from December 2009 through January 2016. Additionally, from December 2009 until June 2011 he served as President, Constellation Wines North America. Prior to that, he served as Executive Vice President and Chief Commercial Officer of Constellation Wines U.S., Inc. from March 2009 until December 2009. Mr. Wright joined the Company in June 2006 with the Company’s acquisition of Vincor International Inc. (now known as Constellation Brands Canada, Inc.) Mr. Wright served as President of Vincor International Inc. from June 2006 until March 2009 and, prior to that, as President and Chief Operating Officer of Vincor International Inc.’s Canadian Wine Division from October 2001 until June 2006. Before that, he held various positions of increasing responsibility with various other consumer project companies.

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

Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and results of operations, include:

•	changes in local political, economic, social and labor conditions;

•	potential disruption from socio-economic violence, including terrorism and drug-related violence;

•	restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;

•	changes in laws, governmental regulations and policies in many countries outside the U.S.;

•	changes in tax laws and regulations, including with respect to income taxes in countries outside the U.S.;

•	import and export requirements;

•	currency exchange rate fluctuations;

•	a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues;

•	laws regarding the enforcement of contract and intellectual property rights;

•	inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act; and

•	other challenges caused by distance, language and cultural differences.

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

Supply of Mexican Beer Brands

In order to fulfill our current and projected Mexican Beer Brands product requirements, we are currently dependent on our Nava Brewery which is a single facility located in Nava, Coahuila, Mexico, and an interim supply agreement for our supply of Mexican Beer Brands through June 2017. Although we are in the process of constructing an additional brewery in Mexicali, Baja California, Mexico with the first phase targeted for completion in calendar 2019, our Nava Brewery may for a period of time become our sole source of supply for our Mexican Beer Brands. The Nava Brewery currently has the capacity to fill approximately 60% of our current product requirements and before the end of calendar 2016 its capacity is expected to increase to allow it to fill approximately 80% of our projected product requirements. We are in the process of further expanding the Nava Brewery's capacity over a three-year period. The first phase, which was intended to make us self-sufficient, is targeted to be complete in calendar 2016. The second phase to support further growth in the business is targeted for completion in calendar 2017, and the third phase, to support additional growth of the business, is targeted for completion in calendar 2018. In 2013, we entered into an interim supply agreement for a supply of additional Mexican Beer Brands products for an initial period of three years. This agreement also provides for up to two one-year extensions. However, the United States, acting though the DOJ, will have a right of approval, in its sole discretion, of any extension of the term of this interim supply agreement beyond three years. The term of this interim supply agreement has been extended for one additional year as to a select number of products to ensure additional supply beyond the initial Nava expansion to support the robust growth levels of our Mexican Beer portfolio and continue a smooth transition as we ramp up incremental capacity. The interim supply agreement will now expire in June 2017. There can be no assurance that any additional requested extension would be granted.

Our Nava Brewery supply is also dependent upon an adequate supply of glass bottles. We formed the Mexican glass plant joint venture which acquired the glass plant adjacent to our Nava Brewery. The Mexican glass plant joint venture plans to expand production of the glass plant facility by early calendar 2018 in order to increase bottle output to support increased production at our Nava Brewery.

We may not be able to satisfy all of our product supply requirements for the Mexican Beer Brands in the event of a significant partial destruction or the total destruction of the Nava Brewery or our interim supplier’s breweries. Also, if the contemplated initial expansion of our Nava Brewery is not completed within three years after consummation of the Beer Business Acquisition, and the additional incremental expansions of the Nava Brewery and construction of the Mexicali Brewery to support further growth of our business are not completed by their targeted completion dates, we may not be able to produce sufficient Mexican Beer Brands to satisfy our needs. Under such circumstances, we may be unable to obtain Mexican Beer Brands at a reasonable price from another source, if at all. A significant disruption at our Nava Brewery or at our supplier’s breweries, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more or may take a significant time to start production, any of which could negatively affect our business and financial performance. Similarly, although we have additional sources of supply of glass bottles, a significant partial destruction or the total destruction of the joint venture’s Mexican glass plant or the failure of the joint venture to complete the glass plant expansion could impair our ability to bottle and ship our Mexican beer products to market. Additionally, our general insurance policies may not cover certain types of catastrophes that might affect our supply of the Mexican Beer Brands. A major uninsured catastrophe could result in significant unrecoverable losses.

Supply of quality water, agricultural and other raw materials, certain raw materials and packaging materials purchased under short-term supply contracts, limited group of suppliers of glass bottles

The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of our breweries, our wineries and our distillery, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields.

We have substantial wine operations in the state of California, which has endured an extended period of drought and has instituted restrictions on water usage. While we have undertaken a number of water saving initiatives and we currently believe we have sufficient water available for our California vineyards and wineries, continued or more severe drought conditions in California could have an adverse effect upon those operations, which effect could become more significant depending upon actual future drought conditions. Our Nava Brewery and the glass plant receive water originating from a mountain aquifer. Although we anticipate our breweries and the glass plant will receive water adequate to support their on-going requirements, including as a result of the anticipated expansions, there is no guarantee that the water available to them or their water requirements will not change materially in the future.

If water available to our operations or the operations of our suppliers becomes scarcer or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our business and financial performance. Even if quality water is widely available, including to our breweries, our wineries, our distillery and our vineyards, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of our production facilities and vineyards. Any of these factors could have a material and adverse effect on our financial condition and results of operations.

Our breweries, the glass plant, our wineries and our distillery also use a large volume of agricultural and other raw materials to produce their products. As to the Nava Brewery, these include corn starch, malt, hops and water; the glass plant uses large amounts of soda ash and silica sand; the Ballast Point breweries use large amounts of malt, hops, yeast and water, as well as corn sugars, spices and fruits; the wineries use large amounts of grapes and water; and the distillery uses large amounts of grain and water. Our breweries, our wineries and our distillery all use large amounts of various packaging materials, including glass, aluminum, cardboard and other paper products. Our production facilities, including the glass plant, also use a significant amount of energy in their operations, including electricity, natural gas and diesel fuel. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply and price of raw materials, packaging materials and energy can be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices), droughts and other weather conditions, economic factors affecting growth decisions, inflation, plant diseases and theft. To the extent any of the foregoing factors, including supply of goods and energy, affect the prices of ingredients or packaging or we do not effectively or completely hedge changes in commodity price risks, or are unable to recoup costs through increases in the price of our finished products, our financial condition and results of operations could be materially and adversely impacted.

Glass bottle costs are one of our largest components of cost of product sold. We currently have a small number of suppliers of glass bottles for our Mexican Beer Brands. In the U.S. and Canada, glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our U.S. operations and a portion of our glass container requirements for our Canadian operations, with the remaining portion of our glass container requirements for our Canadian operations supplied by another producer. The inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our business.

Catastrophic loss to wineries, production facilities or distribution systems

Throughout the years, we have consolidated several of our winery and production facility operations. Approximately 80% of our total annual wine and spirits product volume is produced in the US, and three of our largest wineries are the Woodbridge Winery in Acampo, CA, the Mission Bell Winery in Madera, CA, and the Canandaigua Winery in Canandaigua, NY. These three facilities produce approximately 36 million cases (or approximately 70% of our US production) which is approximately 55% of the total annual Constellation wine and spirits product volume globally. Additionally, many of our vineyards and production and distribution facilities, such as our California wineries, our Lodi Distribution Center in Lodi, CA, and our planned Mexicali Brewery are located in areas which are prone to seismic activity. If any of these vineyards and facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, since we have consolidated certain of our operations and various production and distribution facilities, we are more likely to experience an interruption of our operations in the event of a catastrophic event in any one location, such as through acts of war or terrorism, fires, floods, earthquakes, hurricanes or other natural or man-made disasters. Although we carry insurance for property damage and business interruption, certain catastrophes are not covered by our insurance policies as we believe this to be a prudent financial decision. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain insurance. If our insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at greater risk that we may experience an adverse impact to our financial results. We take steps to minimize the damage that would be caused by a catastrophic event, but there is no certainty that our efforts would prove successful. If one or more significant uninsured events occur, we could suffer a major financial loss.

Expansion issues, construction issues and operational disruptions

We are currently expanding our Nava Brewery and constructing our Mexicali Brewery and our joint venture with Owens-Illinois is expanding the glass plant. While these multi-million dollar expansion and construction activities are progressing consistent with our plans, there is always the potential risk of completion delays and cost overruns. Our supply of Mexican Beer Brands would be negatively impacted if a serious delay in these expansion or construction activities were to occur, leading to a negative impact upon our results of operation and financial condition.

Expansion of current production facilities and construction of new production facilities required to support future growth is subject to various regulatory and developmental risks, including but not limited to: (i) our ability to obtain timely certificate authorizations, necessary approvals and permits from regulatory agencies and on terms that are acceptable to us; (ii) potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; (iii) inability to acquire rights-of-way or land or water rights on a timely basis on terms that are acceptable to us; and (iv) inability to acquire the necessary energy supplies, including electricity, natural gas and diesel fuel.

Many of our production facilities, such as our breweries, wineries and distillery, and the Mexican glass plant held by the joint venture with Owens-Illinois are asset intensive. Our profitability could be affected by operational disruption of any of our production or bottling lines or the glass furnace. In such event we may experience an adverse effect to our business operations and profitability due to higher maintenance charges, unexpected capital spending or product supply constraints.

Acquisition, divestiture and joint venture strategy

We have made a number of acquisitions and divestitures and may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Recently, these have included the Meiomi wine brand, the Ballast Point craft beer business and our agreement to acquire The Prisoner Wine Company brand portfolio. We may also divest ourselves of businesses, assets or securities of companies that we believe no longer provide a strategic fit with our business. We will need to integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations and information systems. If the financial performance of our business, as supplemented by the assets and businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations.

We cannot assure you that we will realize the expected benefits of acquisitions or joint ventures, such as revenue, earnings or operating efficiency, and we may not effectively assimilate the business or product offerings of acquired companies into our business successfully or within the anticipated costs or timeframes. Complications with on-going integration of any acquisition or joint venture, including our Beer Business Acquisition or the acquisition of a Mexican glass plant by our joint venture with Owens-Illinois, could result from the following circumstances, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating, migrating or changing manufacturing, logistics, information, communications, financial, internal control and other systems;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in the acquired businesses and assets and our business;

•	unanticipated issues, expenses and liabilities;

•	failure to realize fully anticipated cost savings, growth opportunities and other potential synergies; and

•	unfamiliarity with operating new locations.

The integration of the Beer Business Acquisition can be further impacted by the following circumstances:

•	Mexican brewery operations will be dependent upon the operational experience of employees who are relatively new to our organization;

•
our ability to secure or expand Mexican brewery capacity beyond the initial Nava Brewery expansion, both incremental Nava Brewery expansions and construction of the Mexicali Brewery in order to support future growth of our beer business; and

•	failure to expand the Nava Brewery under the timeline imposed by the DOJ pursuant to the final judgment.

Our joint venture with Owens-Illinois to operate a glass plant adjacent to our Nava Brewery is fully consolidated into our financial results and the entire output of that facility will be utilized to support our Mexican beer business and the production at our Nava Brewery. The integration of the Mexican glass plant acquisition can be further impacted by the following circumstances:

•	we share control of the joint venture with Owens-Illinois and while Owens-Illinois has deep experience running glass plants, we are not as experienced in that particular business;

•	glass plant operations will be dependent upon the operational experience of employees who are relatively new to our organization; and

•	the ability of the joint venture to expand the glass plant capacity as planned in order to support the future growth of our beer business.

If any of these circumstances were to occur with respect to any of our acquisitions, including our Beer Business Acquisition or the Mexican glass plant joint venture’s acquisition of the glass plant, our business, financial condition and results of operations may be negatively impacted.

We may provide various indemnifications in connection with the sale of assets or portions of our business. Additionally, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.

We have entered into joint ventures such as our Mexican glass plant joint venture with Owens-Illinois and we may enter into additional joint ventures for other purposes and with other parties. We share control of our joint ventures. We have also acquired or retained ownership interests in companies which we do not control, such as investments recently made through our Constellation Ventures function, such as our minority interests in Crafthouse Cocktails and Nelson’s Green Brier Tennessee Whiskey. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Similarly, in 2016, we announced that we are evaluating the merits of executing an initial public offering of a portion of our Canadian wine business. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us, among other matters, to pay certain costs, to make capital investments, to fulfill alone our joint venture partners’ obligations, or to purchase other parties’ interests. Even though we share control of our Mexican glass plant joint venture, the financial results of that joint venture are consolidated into our financial results. Our failure to adequately manage the risks associated with any acquisition, or the failure of an entity in which we have an equity or membership interest, could adversely affect our financial condition or our valuation of these types of investments.

We cannot assure you that any of our acquisitions, investments or joint ventures will be profitable or that forecasts regarding acquisition, divestiture, joint venture or investment activities will be accurate.

Indebtedness

In recent years, we have incurred substantial indebtedness to finance acquisitions such as our acquisition of Ballast Point, repurchase shares of our common stock and fund the Beer Business Acquisition. In the future, we may continue to incur substantial additional indebtedness to finance acquisitions, repurchase shares of our stock and fund other general corporate purposes, including our Nava Brewery expansions, our Mexicali Brewery construction and expansion of the glass plant held through the Mexican glass plant joint venture. We cannot assure you that our business will generate sufficient cash flow from operations to meet all of our debt service requirements, to pay dividends and to fund our general corporate and capital requirements.

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

Restrictive covenants in our senior credit facility and in our indentures place limits on our ability to conduct our business. Covenants in our senior credit facility include those that restrict our ability to make acquisitions, incur debt, encumber or sell assets, pay dividends, engage in mergers and consolidations, enter into transactions with affiliates, make investments and permit our subsidiaries to enter into certain restrictive agreements. It additionally contains certain financial covenants, including a net debt coverage ratio test and an interest coverage ratio test. Covenants in our indentures are generally less restrictive than those in our senior credit facility but nevertheless, among other things, limit our ability under certain circumstances to create liens or enter into sale-leaseback transactions and impose conditions on our ability to engage in mergers, consolidations and sales of all or substantially all of our assets.

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

Reliance on wholesale distributors, major retailers and government agencies

Local market structures and distribution channels vary worldwide. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, craft beer, branded wine and spirits categories, with separate distribution networks utilized for our imported and craft beer portfolios and our wine and spirits portfolio. In the U.S., we sell our products principally to wholesalers for resale to retail outlets including grocery stores, club and discount stores, package liquor stores and restaurants and also directly to government agencies, while in Canada, we sell our products principally to government agencies. In the U.S., we have entered into exclusive arrangements with certain wholesalers that generate a large portion of our U.S. wine and spirits sales. The replacement or poor performance of our major wholesalers, retailers or government agencies could result in temporary or longer-term sales disruptions or could materially and adversely affect our results of operations and financial condition for a particular period. Our inability to collect accounts receivable from our major wholesalers, retailers or government agencies could also materially and adversely affect our results of operations and financial condition.

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

In connection with the Beer Business Acquisition, we currently have the right to receive various services pursuant to our amended transition services agreement with ABI. These currently include certain limited services which are available for the time periods as set forth in that transition services agreement, which include certain raw material supplies such as glass bottles and specialty malts.

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

Various diseases, pests and certain weather conditions

Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of barley, hops, grapes and other agricultural raw materials available, decreasing the supply of our products and negatively impacting profitability. We cannot guarantee that our grape suppliers or our suppliers of other agricultural raw materials will succeed in preventing contamination in existing vineyards or fields or that we will succeed in preventing contamination in our existing vineyards or future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. Growing agricultural raw materials also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, which could lead to a shortage of our product supply.

Climate change, or legal, regulatory or market measures to address climate change

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events, such as drought in California or a prolonged cold winter in New York and Canada, and climate change may negatively affect agricultural productivity in the regions from which we presently source our various agricultural raw materials. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.

Control by the Sands Family

Our Class B Common Stock is principally held by members of the Sands family, either directly or through entities controlled by members of the Sands family. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class 1 Common Stock generally do not have voting rights. The stock ownership of the Sands family and entities controlled by members of the Sands family represents a majority of the combined voting power of all classes of our common stock as of April 19, 2016, voting as a single class. As a result, the Sands family has the power to elect a majority of our directors and approve actions requiring the approval of the stockholders of the Company voting as a single class.

Import and excise duties or other taxes or government regulations, including significant additional labeling or warning requirements or limitations in the marketing or sale of our products

The U.S., Canada and other countries in which we operate impose import and excise duties and other taxes on beverage alcohol products in varying amounts which are subject to change. Significant increases in import and excise duties or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations. The U.S. federal budget and individual state, provincial or local municipal budget deficits could result in increased taxes on our products, business, customers or consumers. Various proposals to increase taxes on beverage alcohol products have been made at the federal and state or provincial level in recent years. Many U.S. states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. There may be further consideration by federal, state, provincial, local and foreign governmental entities to increase taxes upon beverage alcohol products as governmental entities explore available alternatives for raising funds during the current macroeconomic climate.

In addition, federal, state, provincial, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal, state or provincial regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition or results of operations. Additionally, various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We operate breweries, wineries, a distilling plant and bottling plants, many of which include warehousing and distribution facilities on the premises, and through a joint venture, we operate a glass production plant. In addition to our properties described below, certain of our businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.

Our corporate headquarters are located in leased offices in Victor, New York. Our segments also maintain leased office spaces in other locations in the U.S. and internationally.

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Wine and Spirits segment, we have adequate capacity to meet our needs for the foreseeable future, although we do possess certain underutilized assets. Within the Beer segment, we have undertaken activities to increase our production capacity to address our anticipated future needs. As of February 29, 2016, our properties include the following:

	Owned	Leased
Beer
Breweries
U.S.		4
Mexico	1
Total breweries	1	4

Glass production plant (1)
Mexico	1

Warehouse, distribution and other production facilities
U.S.		26
Mexico	1
Total warehouse, distribution and other production facilities	1	26
Total Beer	3	30

	Owned	Leased
Wine and Spirits
Wineries
U.S.
California	15	2
New York	1
Washington	1
Canada
British Columbia	3	1
Ontario	3
Quebec	1
New Zealand	3	1
Italy		5
Total wineries	27	9

Distillery
Canada	1

Warehouse, distribution and other production facilities
U.S.		4
Canada	2	1
Italy	1	8
Total warehouse, distribution and other production facilities	3	13
Total Wine and Spirits	31	22

(1)	The glass production plant in Nava, Coahuila, Mexico is owned and operated by an equally-owned joint venture with Owens-Illinois and is located adjacent to our Nava Brewery.

Within our Wine and Spirits segment, as of February 29, 2016, we owned, leased or had interests in approximately 13,300 acres of vineyards in California (U.S.), 5,800 acres of vineyards in New Zealand, 1,700 acres of vineyards in Canada and 900 acres of vineyards in Italy.

As of February 29, 2016, our principal facilities, all of which are owned, consist of:

•	the Nava Brewery in Nava, Coahuila, Mexico;

•	the glass production plant in Nava, Coahuila, Mexico;

•	two wineries in California: the Woodbridge Winery in Acampo and the Mission Bell winery in Madera;

•	the Canandaigua winery in Canandaigua, New York; and

•	the distillery in Lethbridge, Alberta, Canada.

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

As previously reported in the Company’s Form 10-K for the fiscal years ended February 28, 2014 and February 28, 2015, and the Company’s Form 10-Q for the fiscal quarters ended May 31, 2014, August 31, 2014, and November 30, 2014, an action had been filed by private parties against the Company, ABI, and Modelo alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On June 4, 2013, the United States District Court for the Northern District of California (“Northern District”) denied plaintiffs’ Motion for a Temporary Restraining Order and the transaction between ABI and Modelo was consummated on June 7, 2013. Plaintiffs’ Second Amended and Supplemental Complaint was filed June 25, 2013, and dismissed by the Northern District on September 13, 2013, and the district judge denied plaintiffs’ other procedural motions. Plaintiffs filed their Motion for Relief from Judgment Pursuant to Fed. R. Civ. P. 59(e) or 60(b), or in the alternative, Rule 60(d) on November 11, 2013 and the Motion was denied by the Northern District on January 24, 2014. Plaintiffs filed a Notice of Appeal on February 21, 2014. Plaintiffs, now Appellants, filed their opening brief on August 29, 2014, and the Company and ABI/Modelo filed their answering briefs on October 29, 2014. Appellants’ reply brief was filed January 21, 2015. Oral argument was conducted before the United States Court of Appeals for the Ninth Circuit on March 15, 2016. On April 4, 2016, the Ninth Circuit affirmed the Northern District’s dismissal of the Complaint without leave to amend and affirmed that the Northern District was within its discretion to deny Plaintiff’s motion. On April 18, 2016, the Ninth Circuit approved Appellants’ motion to extend the date by which Appellants must file any petition for rehearing and/or rehearing en banc and ordered that any petition be filed on or before May 4, 2016. Management believes that this action is baseless and without merit and the Company intends to continue to defend itself vigorously against this claim.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A Common Stock and Class B Common Stock trade on the New York Stock Exchange® (“NYSE”) under the symbols STZ and STZ.B, respectively. There is no public trading market for our Class 1 Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock and Class B Common Stock as reported on the NYSE, and cash dividends declared for those classes of common stock. For all periods presented, the cash dividends declared for our Class 1 Common Stock are the same as those declared for our Class B Common Stock.

	Fiscal 2016			Fiscal 2015
	High	Low	Dividends	High	Low	Dividends
Class A Common Stock
1st Quarter	$121.92	$110.45	$0.31	$85.91	$76.26	$—
2nd Quarter	$130.42	$114.49	$0.31	$94.77	$82.03	$—
3rd Quarter	$144.60	$122.35	$0.31	$96.60	$80.70	$—
4th Quarter	$155.68	$130.23	$0.31	$116.29	$89.34	$—

Class B Common Stock
1st Quarter	$121.57	$109.24	$0.28	$85.70	$76.65	$—
2nd Quarter	$129.84	$116.22	$0.28	$94.02	$82.12	$—
3rd Quarter	$144.36	$126.32	$0.28	$96.37	$80.89	$—
4th Quarter	$156.00	$134.76	$0.28	$115.60	$90.20	$—
At April 19, 2016, the number of holders of record of our Class A Common Stock, Class B Common Stock and Class 1 Common Stock were 606, 110 and 1, respectively.

Prior to Fiscal 2016, we had not paid any cash dividends on our common stock since our initial public offering in 1973 as we had retained all of our earnings to finance the development and expansion of our business. In April 2015, our Board of Directors approved the initiation of a dividend program under which we paid quarterly cash dividends during Fiscal 2016 and intend to continue to pay a regular quarterly cash dividend to stockholders of our common stock. On April 5, 2016, we declared an increased regular quarterly cash dividend of $0.40 per share of Class A Common Stock, $0.36 per share of Class B Convertible Common Stock and $0.36 per share of Class 1 Common Stock payable on May 24, 2016, to stockholders of record of each class on May 10, 2016.

We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K. In addition, the terms of our 2016 Credit Agreement may restrict the payment of cash dividends on our common stock under certain circumstances. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
December 1 – 31, 2015	—	$—	—	$703,371,679
January 1 – 31, 2016	—	—	—	$703,371,679
February 1 – 29, 2016	246,143	137.29	246,143	$669,577,800
Total	246,143	$137.29	246,143

(1)
In April 2012, our Board of Directors authorized the repurchase of up to an aggregate amount of $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2013 Authorization. The Board of Directors did not specify a date upon which the 2013 Authorization would expire.

(2)
Pursuant to the 2013 Authorization, prior to February 29, 2016, we initiated the repurchase of 7,409 shares of Class A Common Stock at an aggregate cost of $1.0 million, or an average cost of $138.83 per share, through open market transactions. This repurchase settled subsequent to February 29, 2016. Accordingly, the approximate dollar value of shares that may yet be purchased under the 2013 Authorization subsequent to April 25, 2016, is $668.5 million.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with MD&A and our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K (the “Financial Statements”).

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014 (1)	February 28, 2013	February 29, 2012
(in millions, except per share data)
Sales	$7,223.8	$6,672.1	$5,411.0	$3,171.4	$2,979.1
Less – excise taxes	(675.4)	(644.1)	(543.3)	(375.3)	(324.8)
Net sales	6,548.4	6,028.0	4,867.7	2,796.1	2,654.3
Cost of product sold	(3,606.1)	(3,449.4)	(2,876.0)	(1,687.8)	(1,592.2)
Gross profit	2,942.3	2,578.6	1,991.7	1,108.3	1,062.1
Selling, general and administrative expenses	(1,177.2)	(1,078.4)	(895.1)	(585.4)	(537.5)
Impairment of goodwill and intangible assets (2)	—	—	(300.9)	—	(38.1)
Gain on remeasurement to fair value of equity method investment	—	—	1,642.0	—	—
Operating income	1,765.1	1,500.2	2,437.7	522.9	486.5
Earnings from unconsolidated investments	51.1	21.5	87.8	233.1	228.5
Interest expense	(313.9)	(337.7)	(323.2)	(227.1)	(181.0)
Loss on write-off of debt issuance costs	(1.1)	(4.4)	—	(12.5)	—
Income before income taxes	1,501.2	1,179.6	2,202.3	516.4	534.0
Provision for income taxes	(440.6)	(343.4)	(259.2)	(128.6)	(89.0)
Net income	1,060.6	836.2	1,943.1	387.8	445.0
Net (income) loss attributable to noncontrolling interests	(5.7)	3.1	—	—	—
Net income attributable to CBI	$1,054.9	$839.3	$1,943.1	$387.8	$445.0

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$5.42	$4.40	$10.45	$2.15	$2.20
Basic – Class B Convertible Common Stock	$4.92	$4.00	$9.50	$1.96	$2.00
Diluted – Class A Common Stock	$5.18	$4.17	$9.83	$2.04	$2.13
Diluted – Class B Convertible Common Stock	$4.79	$3.83	$9.04	$1.87	$1.96

Cash dividends declared per common share:
Class A Common Stock	$1.24	$—	$—	$—	$—
Class B Convertible Common Stock	$1.12	$—	$—	$—	$—

Total assets (3)	$16,965.0	$15,093.0	$14,302.1	$7,638.1	$7,109.9

Long-term debt, including current maturities (3)	$7,672.9	$7,244.1	$6,963.3	$3,305.4	$2,751.6

(1)
On June 7, 2013, we completed the Beer Business Acquisition. For a detailed discussion of this transaction, including the gain on remeasurement to fair value of equity method investment, refer to Note 2 of the Notes to the Financial Statements.

(2)
For a detailed discussion of impairment of goodwill and intangible assets for the year ended February 28, 2014, refer to Note 7 of the Notes to the Financial Statements. For the year ended February 29, 2012, impairment of goodwill and intangible assets represents impairment losses recorded for certain trademarks associated with our Wine and Spirits segment.

(3)
February 28, 2015, amounts have been retrospectively adjusted in connection with our adoption of FASB amended guidance regarding the presentation of debt issuance costs as a direct deduction from the carrying amount of the associated debt liability (refer to Note 1 of the Notes to the Financial Statements). Amounts for periods prior to February 28, 2015, have not been retrospectively adjusted due to immateriality of adjustments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A, which should be read in conjunction with our Financial Statements, provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy on a business segment basis and a discussion of recent developments, expansions and acquisitions.

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

Overview

We are a leading international beverage alcohol company with a broad portfolio of consumer-preferred high-end imported and craft beer brands, premium wine and spirits brands and other select beverage alcohol products. We are the third-largest producer and marketer of beer for the U.S. market and the world’s leading premium wine company. We are the largest Multi-category Supplier of beverage alcohol in the U.S., the leading producer and marketer of wine in Canada, and a leading supplier of wine from New Zealand and Italy to our core North American markets.

Our internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and we report our operating results in three segments:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. In the Beer segment, our portfolio consists of high-end imported and craft beer brands. We have an exclusive perpetual brand license to import, market and sell in the U.S. our Mexican beer portfolio. In the

Wine and Spirits segment, we sell a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium and luxury categories, primarily within the $5 to $25 price range at U.S. retail – complemented by certain premium spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and information technology. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our chief operating decision maker’s evaluation of the operating income performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting.

Strategy

Our business strategy in the Beer segment focuses on strengthening our position in the high-end of the U.S. beer market, and includes the following:

•
continued focus on growing our Mexican beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands;

•
completion of the required expansion of our Nava Brewery from 10 million hectoliters production capacity to 20 million hectoliters production capacity by December 31, 2016, with a goal to complete the expansion in June 2016;

•
completion of an additional 7.5 million hectoliters production capacity expansion of the Nava Brewery, from 20 million to 25 million by summer of calendar 2017 and from 25 million to 27.5 million by early calendar 2018;

•	construction of the new, state-of-the-art Mexicali Brewery; and

•	participation in the fast-growing craft beer category.

See “Expansions and Acquisitions” below for additional discussion regarding certain of these activities.

Our business strategy in the Wine and Spirits segment is centered on continued focus on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, we continue to focus on the premiumization of our branded wine and spirits portfolio. In markets where it is feasible, we have a consolidated U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers. In addition, we dedicate a large share of our sales and marketing resources to our U.S. Focus Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories.

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

Recent Developments

Potential Canadian Wine Business Initial Public Offering

In April 2016, we announced our plan to evaluate the merits of executing an initial public offering for a portion of our Canadian wine business in order to create better visibility to this business and additional capital to develop higher growth, higher margin opportunities across our businesses. A decision regarding whether to pursue a potential initial public offering is expected to be made during calendar 2016.

Prisoner Acquisition

In April 2016, we signed a definitive agreement to acquire Prisoner for approximately $285 million, subject to customary closing conditions and adjustments. This acquisition, which includes a portfolio of five fast-growing, higher-margin, super-luxury wine brands, aligns with our portfolio premiumization strategy and strengthens our position in the super-luxury wine category. The results of operations of Prisoner will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from the date of acquisition.

Expansions and Acquisitions

Beer Segment

Construction of Mexicali Brewery

In January 2016, we announced details related to the construction of the Mexicali Brewery. Initially, the Mexicali Brewery will be built to provide 10 million hectoliters production capacity with the ability to scale to 20 million hectoliters in the future. We expect to complete construction of the 10 million hectoliters production capacity by calendar year-end 2020, with the first 5 million hectoliters production capacity expected to be completed by calendar year-end 2019.

Ballast Point Acquisition

In December 2015, we acquired Ballast Point for $998.5 million, net of cash acquired. The transaction primarily included the acquisition of goodwill, trademarks and property, plant and equipment. This acquisition provides us with a high-growth premium platform that will enable us to compete in the fast-growing craft beer category, further strengthening our position in the high-end U.S. beer market. The results of operations of Ballast Point are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Glass Production Plant Acquisition

In December 2014, we completed the formation of an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer, and the acquisition of a state-of-the-art glass production plant that is located adjacent to our Nava Brewery in Mexico. The joint venture owns and operates the glass production plant which provides bottles exclusively for our Nava Brewery. The glass production plant currently has one operational glass furnace and plans are in place to expand it to four furnaces by early calendar 2018. When fully operational with four furnaces, this facility is expected to supply approximately 50% of our glass requirements for the Nava Brewery. We have determined that we are the primary beneficiary of this VIE and accordingly, the results of operations of the joint venture are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition. In addition, we also purchased a high-density warehouse, land and rail infrastructure at the same site.

Beer Business Acquisition

In June 2013, we completed the Beer Business Acquisition for an aggregate purchase price of $5,226.4 million. The Beer Business Acquisition resulted in the acquisition of:

•	the remaining 50% equity interest in Crown Imports;

•	all of the equity interests of a company which owns and operates the Nava Brewery and of a company which provides personnel and services for the operation and maintenance of the Nava Brewery; and

•
an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell Modelo’s Mexican beer portfolio sold in the U.S. and Guam as of the date of the acquisition, and certain extensions.

The Beer Business Acquisition positioned us as the third-largest producer and marketer of beer for the U.S. market and the largest Multi-category Supplier of beverage alcohol in the U.S.

In connection with the Beer Business Acquisition, we are required to build out and expand the Nava Brewery from 10 million hectoliters to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates the supplier to provide us with a supply of product not produced by the Nava Brewery and the transition services agreement provided for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements as well as a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. While we remain on track with all Nava Brewery expansion activity, we have extended the interim supply agreement in order to support the robust growth levels of our Mexican beer portfolio and continue a smooth transition as we ramp up incremental capacity. This agreement is expected to continue through June 2017.

The results of operations of the Beer Business Acquisition are reported in the Beer segment and are included in our consolidated results of operations from the date of acquisition. It is a significant acquisition that has had and will continue to have a material impact on our future results of operations, financial position and cash flows.

In October 2014, we announced an incremental 5 million hectoliter expansion of our Nava Brewery that will increase production capacity from 20 million hectoliters to 25 million hectoliters when completed. We currently expect this incremental expansion to be completed by the summer of calendar 2017.

In January 2016, we announced an additional incremental 2.5 million hectoliter expansion of our Nava Brewery that will increase production capacity to 27.5 million hectoliters when completed. We currently expect this incremental expansion to be completed by early calendar 2018.

Wine and Spirits Segment

Meiomi Acquisition

In August 2015, we acquired Meiomi, which primarily included the acquisition of the Meiomi trademark, related inventories and certain grape supply contracts. The acquisition of this higher-margin, luxury growth brand has complemented our existing portfolio and further strengthened our position in the U.S. pinot noir category. The results of operations of Meiomi are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

For additional information on these acquisitions, refer to Note 2 of the Notes to the Financial Statements.

Results of Operations

References to organic throughout the following discussion exclude the impact of (i)  beer acquired in the acquisition of Ballast Point (on a consolidated and segment basis), (ii)  branded wine acquired in the acquisition of Meiomi (on a consolidated and segment basis) and (iii)  beer acquired in the Beer Business Acquisition on a consolidated basis, as appropriate. Prior to the Beer Business Acquisition, the results of operations of the Beer segment were eliminated in consolidation as our preexisting 50% equity interest in Crown Imports was accounted for under the equity method of accounting.

Financial Highlights

Financial Highlights for Fiscal 2016:

•	Our Beer segment continued to drive improvement within our results of operations, combined with improvement in the Wine and Spirits segment.

•	Our net sales increased 9% primarily due to strong consumer demand within the Mexican beer portfolio and net sales of branded wine acquired in the acquisition of Meiomi.

•
Operating income increased 18% primarily due to strong consumer demand within the Mexican beer portfolio, lower cost of product sold across all segments and benefits from the acquisition of Meiomi, partially offset by increased marketing spend.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 26% and 24%, respectively, primarily due to the items discussed above, combined with higher earnings from unconsolidated investments and lower interest expense.

Comparable Adjustments

Management excludes items that affect comparability from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and segment management compensation are evaluated based on core segment operating income (loss). As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these items.

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(48.1)	$(32.7)	$1.5
Amortization of favorable interim supply agreement	(31.7)	(28.4)	(6.0)
Flow through of inventory step-up	(18.4)	—	(11.0)
Settlements of undesignated commodity derivative contracts	29.5	4.4	(0.5)
Other losses	—	(2.8)	—
Total cost of product sold	(68.7)	(59.5)	(16.0)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
(in millions)
Selling, general and administrative expenses
Restructuring and related charges	(16.4)	—	2.8
Transaction, integration and other acquisition-related costs	(15.4)	(30.5)	(51.5)
Other gains (losses)	—	7.2	(7.0)
Total selling, general and administrative expenses	(31.8)	(23.3)	(55.7)

Impairment of goodwill and intangible assets	—	—	(300.9)

Gain on remeasurement to fair value of equity method investment	—	—	1,642.0

Earnings (losses) from unconsolidated investments	24.5	—	(0.1)

Loss on write-off of debt issuance costs	(1.1)	(4.4)	—
Comparable Adjustments	$(77.1)	$(87.2)	$1,269.3

Cost of Product Sold

Undesignated Commodity Derivative Contracts

Net gain (loss) on undesignated commodity derivative contracts represents a net gain (loss) from the changes in fair value of undesignated commodity derivative contracts. The net gain (loss) is reported outside of segment operating results until such time that the underlying exposure is recognized in the segment operating results. At settlement, the net gain (loss) from the changes in fair value of the undesignated commodity derivative contracts is reported in the appropriate operating segment, allowing the results of our operating segments to reflect the economic effects of the commodity derivative contracts without the resulting unrealized mark to fair value volatility.

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

Inventory Step-Up

In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventory on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired company prior to acquisition. Flow through of inventory step-up was primarily associated with the Meiomi acquisition (Fiscal 2016) and the Beer Business Acquisition (Fiscal 2014).

Selling, General and Administrative Expenses

Restructuring and Related Charges

Restructuring and related charges consist primarily of employee termination benefit costs recognized in connection with our plan initiated in May 2015 to streamline and simplify processes, and shift resources and investment to long-term, profitable growth opportunities across the business (Fiscal 2016).

Transaction, Integration and Other Acquisition-Related Costs

Transaction, integration and other acquisition-related costs were primarily associated with the June 2013 Beer Business Acquisition (Fiscal 2016, Fiscal 2015 and Fiscal 2014) and the December 2014 glass production plant acquisition (Fiscal 2016 and Fiscal 2015), and the August 2015 Meiomi acquisition (Fiscal 2016).

Other Gains (Losses)

Other gains (losses) consist primarily of a gain from an adjustment to a certain guarantee originally recorded in connection with a prior divestiture (Fiscal 2015), a net gain on the sale of and the write-down of certain property, plant and equipment (Fiscal 2015), and a prior period correction of previously unrecognized deferred compensation costs that were associated with certain employment agreements (Fiscal 2014).

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

Earnings (Losses) from Unconsolidated Investments

Earnings from unconsolidated investments consist of dividend income from a retained interest in a previously divested business (Fiscal 2016).

Fiscal 2016 Compared to Fiscal 2015

Net Sales

	Fiscal 2016	Fiscal 2015	% Increase
(in millions)
Beer	$3,622.6	$3,188.6	14%
Wine and Spirits:
Wine	2,591.4	2,523.4	3%
Spirits	334.4	316.0	6%
Total Wine and Spirits	2,925.8	2,839.4	3%
Consolidated net sales	$6,548.4	$6,028.0	9%

Net sales increased $520.4 million due to increases in Beer’s net sales of $434.0 million (driven predominately by volume growth within our Mexican beer portfolio) and Wine and Spirits’ net sales of $86.4 million (due largely to net sales of branded wine acquired in the acquisition of Meiomi).

Beer

	Fiscal 2016	Fiscal 2015	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$3,622.6	$3,188.6	13.6%

Shipment volume
Total	224.1	201.4	11.3%
Organic	223.2	201.4	10.8%

Depletion volume (1)			12.4%
The increase in Beer’s net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio, which benefited from continued consumer demand and increased marketing spend; (ii)  a favorable impact from pricing in select markets and (iii)  net sales of beer acquired in the acquisition of Ballast Point of $27.2 million.

Wine and Spirits

	Fiscal 2016	Fiscal 2015	% Increase
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,925.8	$2,839.4	3.0%

Shipment volume
Total	68.2	66.0	3.3%
Organic	67.6	66.0	2.4%

U.S. Domestic	51.9	50.5	2.8%
Organic U.S. Domestic	51.3	50.5	1.6%

U.S. Domestic Focus Brands	27.8	25.6	8.6%
Organic U.S. Domestic Focus Brands	27.2	25.6	6.3%

Depletion volume (1)
U.S. Domestic			1.1%
U.S. Domestic Focus Brands			5.0%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Wine and Spirits’ net sales is primarily due to (i)  net sales of branded wine acquired in the acquisition of Meiomi of $73.8 million, (ii)  organic branded wine and spirits volume growth (due partly to the overlap of a planned reduction in inventory levels by one of our exclusive distributors in the U.S. for Fiscal 2015); and (iii)  favorable product mix shift (predominantly within the U.S. organic branded wine portfolio); partially offset by (i)  an unfavorable year-over-year foreign currency translation impact and (ii)  the unfavorable overlap of the recognition of a contractually required payment for Fiscal 2015 from the distributor noted above equal to the approximate profit lost on the reduced sales associated with the inventory reduction.

Gross Profit

	Fiscal 2016	Fiscal 2015	% Increase (Decrease)
(in millions)
Beer	$1,776.0	$1,465.8	21%
Wine and Spirits	1,235.0	1,172.3	5%
Comparable Adjustments	(68.7)	(59.5)	(15%)
Consolidated gross profit	$2,942.3	$2,578.6	14%

Gross profit increased $363.7 million primarily due to increases in Beer of $310.2 million and Wine and Spirits of $62.7 million. The increase in Beer is primarily due to (i)  the volume growth within our Mexican beer portfolio, (ii)  the favorable impact from pricing in select markets and (iii)  lower organic cost of product sold. The increase in Wine and Spirits is primarily due to (i)  branded wine acquired in the acquisition of Meiomi, (ii)  lower organic cost of product sold and (iii)  higher organic branded wine volume; partially offset by the unfavorable year-over-year foreign currency translation impact.

Gross profit as a percent of net sales increased to 44.9% for Fiscal 2016 compared with 42.8% for Fiscal 2015 primarily due to (i)  lower Beer and Wine and Spirits’ cost of product sold, (ii)  the favorable impact from Beer pricing in select markets and (iii)  the acquisitions of Meiomi and Ballast Point.

Selling, General and Administrative Expenses

	Fiscal 2016	Fiscal 2015	% Increase
(in millions)
Beer	$511.9	$448.0	14%
Wine and Spirits	508.0	498.0	2%
Corporate Operations and Other	125.5	109.1	15%
Comparable Adjustments	31.8	23.3	36%
Consolidated selling, general and administrative expenses	$1,177.2	$1,078.4	9%

Selling, general and administrative expenses increased $98.8 million primarily due to increases in Beer of $63.9 million, Corporate Operations and Other of $16.4 million and Wine and Spirits of $10.0 million.

The increases in Beer and Wine and Spirits are both primarily attributable to an increase in marketing spend due largely to planned investment behind our Mexican beer and branded wine and spirits portfolios. The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to (i)  an increase in compensation and benefits driven primarily by higher annual management incentive compensation expense and an increase in employer payroll taxes related to employee equity award exercise activity during Fiscal 2016, and (ii)  higher consulting and information technology expenses supporting the growth of the business.

Selling, general and administrative expenses as a percent of net sales remained relatively flat at 18.0% for Fiscal 2016 as compared to 17.9% for Fiscal 2015.

Operating Income

	Fiscal 2016	Fiscal 2015	% Increase (Decrease)
(in millions)
Beer	$1,264.1	$1,017.8	24%
Wine and Spirits	727.0	674.3	8%
Corporate Operations and Other	(125.5)	(109.1)	(15%)
Comparable Adjustments	(100.5)	(82.8)	(21%)
Consolidated operating income	$1,765.1	$1,500.2	18%

Operating income increased $264.9 million primarily due to increases in Beer and Wine and Spirits of $246.3 million and $52.7 million, respectively. The increases for both segments are primarily attributable to (i)  organic volume growth and lower cost of product sold and (ii)  benefits from the acquisitions of Meiomi (Wine and Spirits) and Ballast Point (Beer), partially offset by increased marketing spend supporting the growth of the businesses.

Earnings from Unconsolidated Investments

Earnings from unconsolidated investments increased to $51.1 million for Fiscal 2016 from $21.5 million for Fiscal 2015, an increase of $29.6 million. This increase is primarily attributable to an increase in Comparable Adjustments for Fiscal 2016.

Interest Expense

Interest expense decreased to $313.9 million for Fiscal 2016 from $337.7 million for Fiscal 2015, a decrease of $23.8 million, or (7%). This decrease was primarily due to lower average interest rates.

Provision for Income Taxes

Our effective tax rate for Fiscal 2016 and Fiscal 2015 was 29.3% and 29.1%, respectively. For Fiscal 2016, our effective tax rate was lower than the federal statutory rate of 35% primarily due to a decrease in uncertain tax positions and lower effective tax rates applicable to our foreign businesses. For Fiscal 2015, our effective tax rate was lower than the federal statutory rate primarily due to lower effective tax rates applicable to our foreign businesses.

For additional information, refer to Note 12 of the Notes to the Financial Statements.

We expect our effective tax rate for the next fiscal year to be in the range of 28% to 31%. We continue to assess whether certain earnings of foreign subsidiaries may be permanently reinvested.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $1,054.9 million for Fiscal 2016 from $839.3 million for Fiscal 2015, an increase of $215.6 million, or 26%.

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

In August 2014, we announced a voluntary product recall of select packages in the U.S. and Guam containing 12-ounce clear glass bottles of our Corona Extra beer that may contain small particles of glass (the “Product Recall”). The Product Recall was a precautionary step after routine inspections in our quality control laboratory detected defects in certain bottles that could cause small particles of glass to break off and fall into the bottle. The potentially affected bottles came from a glass plant run by a third party manufacturer that supplied us with bottles. The third-party manufacturer contractually agreed to reimburse us for all costs associated with the Product Recall; accordingly, our results of operations for Fiscal 2015 do not reflect any costs associated with the Product Recall.

Wine and Spirits

	Fiscal 2015	Fiscal 2014	% Increase (Decrease)
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,839.4	$2,845.5	(0.2%)

Shipment volume
Total	66.0	66.8	(1.2%)
U.S. Domestic	50.5	51.3	(1.6%)
U.S. Domestic focus brands (2)	35.2	35.9	(1.9%)

Depletion volume (1)
U.S. Domestic			(0.1)%
U.S. Domestic focus brands (2)			3.0%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

(2)
Focus brands include:  Arbor Mist, Black Box, Blackstone, Clos du Bois, Estancia, Franciscan Estate, Inniskillin, Kim Crawford, Mark West, Mount Veeder, Nobilo, Ravenswood, Rex Goliath, Robert Mondavi, Ruffino, Simi, Toasted Head, Wild Horse, Black Velvet Canadian Whisky and SVEDKA Vodka.

Net sales for Wine and Spirits decreased $6.1 million primarily due to (i)  lower branded wine volume (predominantly in the U.S. due largely to a planned reduction in inventory levels by one of our exclusive distributors), (ii)  an unfavorable year-over-year foreign currency translation impact, (iii)  lower nonbranded net sales and (iv)  higher branded wine promotional spend; partially offset by (i)  favorable product mix shift predominantly within the U.S. branded wine and spirits portfolio, (ii)  the recognition of contractually required payments from the distributor noted above equal to the approximate profit lost on the reduced sales associated with the inventory reduction, (iii)  the recognition of certain contractually required distributor performance payments and (iv)  branded spirits volume growth.

Gross Profit

	Fiscal 2015	Fiscal 2014	% Increase
(in millions)
Beer	$1,465.8	$1,132.1	29%
Wine and Spirits	1,172.3	1,117.1	5%
Comparable Adjustments	(59.5)	(16.0)	NM
Consolidation and eliminations	—	(241.5)	100%
Consolidated gross profit	$2,578.6	$1,991.7	29%

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

Gross profit as a percent of net sales increased to 42.8% for Fiscal 2015 compared with 40.9% for Fiscal 2014 primarily due to the items discussed above, partially offset by the increase in Comparable Adjustments.

Selling, General and Administrative Expenses

	Fiscal 2015	Fiscal 2014	% Increase
(in millions)
Beer	$448.0	$359.2	25%
Wine and Spirits	498.0	479.3	4%
Corporate Operations and Other	109.1	99.8	9%
Comparable Adjustments	23.3	55.7	58%
Consolidation and eliminations	—	(98.9)	100%
Consolidated selling, general and administrative expenses	$1,078.4	$895.1	20%

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

Selling, general and administrative expenses as a percent of net sales decreased to 17.9% for Fiscal 2015 as compared with 18.4% for Fiscal 2014 primarily due to the Beer Business Acquisition and the associated lower fixed overhead and the decrease in Comparable Adjustments, partially offset by the increase in organic beer selling, general and administrative expenses.

Operating Income

	Fiscal 2015	Fiscal 2014	% Increase (Decrease)
(in millions)
Beer	$1,017.8	$772.9	32%
Wine and Spirits	674.3	637.8	6%
Corporate Operations and Other	(109.1)	(99.8)	(9%)
Comparable Adjustments	(82.8)	1,269.4	(107%)
Consolidation and eliminations	—	(142.6)	100%
Consolidated operating income	$1,500.2	$2,437.7	(38%)

Operating income decreased $937.5 million primarily due to the significant decrease in Comparable Adjustments, partially offset by growth in our reportable segments as a result of the factors discussed above.

Earnings from Unconsolidated Investments

Earnings from unconsolidated investments decreased to $21.5 million for Fiscal 2015 from $87.8 million for Fiscal 2014, a decrease of $66.3 million, or (76%). This decrease is primarily due to lower equity in earnings of Crown Imports as a result of the Beer Business Acquisition and the consolidation of Crown Imports’ results of operations from the date of acquisition.

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

Provision for Income Taxes

Our effective tax rate for Fiscal 2015 and Fiscal 2014 was 29.1% and 11.8%, respectively. Our effective tax rate for Fiscal 2015 benefited primarily from lower effective tax rates applicable to our foreign businesses. Our effective tax rate for Fiscal 2014 was favorably impacted by the Beer Business Acquisition, primarily attributable to the recognition of the nontaxable gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports of $1,642.0 million, partially offset by the write-off of nondeductible goodwill of $278.7 million.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI decreased to $839.3 million for Fiscal 2015 from $1,943.1 million for Fiscal 2014, a decrease of $1,103.8 million, or (57%).

Financial Liquidity and Capital Resources

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock and make strategic acquisitions that we believe will enhance stockholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. We will continue to use our short-term borrowings, including our accounts receivable securitization facilities, to support our working capital requirements and capital expenditures.

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments and anticipated capital expenditure requirements for both our short-term and long-term capital needs, including (i)  our Nava Brewery and glass production plant expansions and (ii)  our Mexicali Brewery construction.

Cash Flows

	Fiscal 2016	Fiscal 2015	Fiscal 2014
(in millions)
Net cash provided by operating activities	$1,413.7	$1,081.0	$826.2
Net cash used in investing activities	(2,207.4)	(1,015.9)	(4,863.8)
Net cash provided by (used in) financing activities	776.0	(16.4)	3,777.0
Effect of exchange rate changes on cash and cash equivalents	(9.3)	(2.5)	(7.0)
Net increase (decrease) in cash and cash equivalents	$(27.0)	$46.2	$(267.6)

Operating Activities

Fiscal 2016 Compared to Fiscal 2015

Net cash provided by operating activities increased $332.7 million for Fiscal 2016. This increase resulted primarily from (i)  higher cash provided by Beer (largely due to strong volume growth in the Mexican beer portfolio as well as a reduction in prepaid value-added taxes predominantly attributable to timing) and (ii)  lower income tax payments. The lower income tax payments within cash flows from operating activities are primarily due to an increase in tax benefits on employee equity award exercise and vesting activity, partially offset by an increase in income taxes payable largely attributable to higher taxable income driven by Beer.

Fiscal 2015 Compared to Fiscal 2014

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

Investing Activities

Fiscal 2016 Compared to Fiscal 2015

Net cash used in investing activities increased $1,191.5 million for Fiscal 2016, primarily due to the August and December 2015 acquisitions of Meiomi and Ballast Point, respectively.

Fiscal 2015 Compared to Fiscal 2014

Net cash used in investing activities decreased $3,847.9 million for Fiscal 2015. This decrease resulted primarily from the Beer Business Acquisition for Fiscal 2014, partially offset by increased purchases of property, plant and equipment for Fiscal 2015 primarily in connection with the Beer Business Acquisition and the associated Nava Brewery expansion projects.

Financing Activities

Fiscal 2016 Compared to Fiscal 2015

Net cash provided by financing activities increased $792.4 million for Fiscal 2016, primarily from the following:

•	Fiscal 2016 net proceeds from notes payable of $360.6 million compared with Fiscal 2015 net proceeds from notes payable of $13.1 million;

•
Fiscal 2016 excess tax benefits from stock-based payment awards of $203.4 million compared with $78.0 million for Fiscal 2015 due to increased Fiscal 2016 employee equity award exercise and vesting activity;

•	Fiscal 2015 payment of delayed purchase price arrangement of $543.3 million in connection with the June 2013 Beer Business Acquisition; and

•	Fiscal 2015 principal payments of long-term debt for the repayment of our December 2007 senior notes of $500.0 million;

partially offset by:

•
Fiscal 2016 proceeds from issuance of long-term debt of $610.0 million primarily from the issuance of the December 2015 Senior Notes (used to fund a portion of the purchase price for the acquisition of Ballast Point) and from term loan borrowings under the 2015 Credit Agreement (used to fund a portion of the purchase price for the acquisition of Meiomi) compared with Fiscal 2015 proceeds from issuance of long-term debt of $905.0 million primarily from the issuance of the November 2014 Senior Notes (used primarily to redeem our December 2007 Senior Notes); and

•	Payment of quarterly cash dividends.

Fiscal 2015 Compared to Fiscal 2014

Net cash used in financing activities increased $3,793.4 million for Fiscal 2015, primarily from the following:

•
Fiscal 2015 proceeds from issuance of long-term debt of $905.0 million primarily from the issuance of the November 2014 Senior Notes (used primarily to redeem our December 2007 Senior Notes) compared with Fiscal 2014 proceeds from issuance of long-term debt of $3,725.0 million from term loan borrowings under the 2013 Credit Agreement and the issuance of the May 2013 Senior Notes (used to fund a portion of the Beer Business Acquisition);

•	Fiscal 2015 principal payments of long-term debt for the repayment of the December 2007 Senior Notes of $500.0 million; and

•	Fiscal 2015 payment of delayed purchase price arrangement of $543.3 million in connection with the June 2013 Beer Business Acquisition;

partially offset by:

•	Fiscal 2015 proceeds from noncontrolling interests of $115.0 million in connection with the formation of a VIE for which we are the primary beneficiary.

Debt

Total debt outstanding as of February 29, 2016, amounted to $8,081.2 million, an increase of $784.7 million from February 28, 2015. This increase was due largely to the issuance of the $400.0 million December 2015 Senior Notes and an increase in borrowings under our revolving credit facilities of $355.9 million.

The majority of our outstanding borrowings as of February 29, 2016, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2016 to calendar 2025, and variable-rate senior secured term loan facilities under our 2015 Credit Agreement, with maturities ranging from calendar 2020 to calendar 2021.

In March 2016, we entered into the 2016 Restatement Agreement, which resulted in the creation of a new $700.0 million European Term A-1 loan facility and an increase in the European revolving credit commitment under the revolving credit facility by $425.0 million to $1.0 billion. Proceeds from borrowings under the 2016 Credit Agreement were used to refinance (i)  outstanding obligations under the 2015 Credit Agreement and (ii)  short-term borrowings under our accounts receivable securitization facilities, and for other general corporate purposes.

We had the following borrowing capacity available under our senior credit facilities and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	February 29, 2016	April 19, 2016
(in millions)
Revolving Credit Facility	$1,042.1	$1,133.0
CBI Facility	$145.0	$275.0
Crown Facility	$11.0	$130.0

The financial institutions participating in our senior credit facilities and our accounts receivable securitization facilities have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of February 29, 2016, we also have additional credit arrangements totaling $424.1 million, with $157.1 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations.

We have entered into various interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior secured term loan facilities. As a result of these hedges, as of February 29, 2016, we have fixed our interest rates on (i)  $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016, and (ii)  $100.0 million of our floating LIBOR rate debt at an average rate of 1.2% (exclusive of borrowing margins) through July 1, 2020.

We and our subsidiaries are subject to covenants that are contained in our senior credit facility, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. As of February 29, 2016, the financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio, both as defined in the 2015 Credit Agreement. As of February 29, 2016, the minimum interest coverage ratio was 2.5x and the maximum net debt coverage ratio was 5.5x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of February 29, 2016, we were in compliance with all of our covenants under both our 2015 Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 11 of the Notes to the Financial Statements.

Common Stock Dividends

On April 5, 2016, our Board of Directors declared a quarterly cash dividend of $0.40 per share of Class A Common Stock, $0.36 per share of Class B Convertible Common Stock and $0.36 per share of Class 1 Common Stock payable on May 24, 2016, to stockholders of record of each class on May 10, 2016. We expect to return approximately $320 million to stockholders in Fiscal 2017 through cash dividends.

We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Share Repurchase Programs

Our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2013 Authorization. Shares repurchased under this authorization have become treasury shares.

As of February 29, 2016, total shares repurchased under this authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2013 Authorization	$1,000.0	$330.5	14,270,128

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

For additional information, refer to Note 14 of the Notes to the Financial Statements.

Contractual Obligations and Commitments

The following table sets forth information about our contractual obligations outstanding at February 29, 2016. It brings together data for easy reference from our balance sheet and Notes to the Financial Statements. For a detailed discussion of the items noted in the following table, refer to Notes 10, 11, 12 and 13 of the Notes to the Financial Statements.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Notes payable to banks	$408.3	$408.3	$—	$—	$—
Long-term debt (excluding unamortized debt issuance costs and unamortized discount)	7,724.6	857.1	1,001.1	2,687.8	3,178.6
Interest payments on long-term debt (1)	1,438.2	291.2	436.2	362.6	348.2
Operating leases	355.3	48.8	72.8	55.1	178.6
Other long-term liabilities (2)	255.2	111.4	78.2	23.3	42.3
Purchase obligations (3)	6,862.2	2,292.0	2,269.3	1,309.9	991.0
Total contractual obligations	$17,043.8	$4,008.8	$3,857.6	$4,438.7	$4,738.7

(1)
Interest rates on long-term debt obligations range from 1.9% to 7.3% as of February 29, 2016. Interest payments on long-term debt obligations include amounts associated with our outstanding interest rate swap agreements to fix LIBOR interest rates on $600.0 million of our floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 0.6% of our total long-term debt, as amounts are not material.

(2)
Other long-term liabilities include $17.8 million associated with expected payments for unrecognized tax benefit liabilities as of February 29, 2016, $0.6 million of which is expected to be paid in the less than one year period. The payments are reflected in the period in which we believe they will ultimately be settled based on our experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $12.6 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 12 of the Notes to the Financial Statements.

(3)
Total purchase obligations consist primarily of $5,412.7 million for contracts to purchase certain raw materials and supplies over the next twelve fiscal years, $784.8 million for contracts to purchase equipment and services over the next four fiscal years and $503.3 million for contracts to purchase beer finished goods over the next two fiscal years. For a detailed discussion of our purchase obligations, refer to Note 13 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Expenditures

During Fiscal 2016, we incurred $891.3 million for capital expenditures, including $800.3 million for the Beer segment primarily for the Mexico Beer Expansion Projects. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. We plan to spend from $1.25 billion to $1.35 billion for capital expenditures for Fiscal 2017, including from $1.15 billion to $1.25 billion for the Beer segment associated primarily with the Mexico Beer Expansion Projects. The remaining amounts consist of improvements of existing operating facilities and replacements of existing equipment and/or buildings. In total, over the next five fiscal year periods, we expect to spend approximately $3 billion for capital expenditures associated with the Mexico Beer Expansion Projects. Upon completion, the total spend from fiscal 2014 through fiscal 2021 for the Mexico Beer Expansion Projects is estimated to approximate $4.5 billion.

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

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 1 of our Notes to the Financial Statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business. Our critical accounting estimates include:

•
Goodwill and other intangible assets. We account for goodwill and other intangible assets by classifying intangible assets into three categories: (i)  intangible assets with definite lives subject to amortization, (ii)  intangible assets with indefinite lives not subject to amortization and (iii)  goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment might exist. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount or to proceed directly to performing the two-step impairment test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, a second step is performed to determine the amount of goodwill impairment we should record. In the second step, an implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill is compared to the carrying value of the goodwill. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of the goodwill. Our reporting units include the Beer segment and U.S., Canada, New Zealand and Italy for the Wine and Spirits segment. In estimating the fair value of the reporting units, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on our financial statements.

In the fourth quarter of fiscal 2016, we performed our annual goodwill impairment analysis. No indication of impairment was noted for any of our reporting units, as the estimated fair value of each of our reporting units with goodwill exceeded their carrying value. Based on this analysis, of all of our reporting units, the reporting unit with the lowest amount of estimated fair value in excess of its carrying value was the Wine and Spirits’ U.S. reporting unit by approximately 43%. In Fiscal 2015, as a result of our annual goodwill impairment analysis, we concluded that there were no indications of impairment for any of our reporting units. In the second quarter of fiscal 2014, we recorded an impairment loss of $278.7 million in connection with the Wine and Spirits’ Canadian reporting unit.

The most significant assumptions used in the discounted cash flows calculation to determine the estimated fair value of our reporting units in connection with impairment testing are: (i)  the discount rate, (ii)  the expected long-term growth rate and (iii)  the annual cash flow projections. As of January 1, 2016, if we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in our impairment testing of goodwill, then the changes individually would not have resulted in the carrying value of the respective reporting unit’s net assets, including its goodwill, exceeding its estimated fair value, which would indicate the potential for impairment and the requirement to measure the amount of impairment, if any.

Our other intangible assets consist primarily of customer relationships and trademarks obtained through business acquisitions. Customer relationships are amortized over their estimated useful lives. The trademarks that were determined to have indefinite useful lives are not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Our trademarks are evaluated for impairment by comparing the carrying value of the trademarks to their estimated fair value. The estimated fair value of trademarks is calculated based on an income approach using the relief from royalty method. The estimate of fair value is then compared to the carrying value of each trademark. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recorded by us to reduce the carrying value of the trademark to its estimated fair value. In estimating the fair value of the trademarks, management must make assumptions and projections regarding future cash flows based upon future revenues and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on our financial statements.

In the fourth quarter of fiscal 2016, we performed our annual review of indefinite lived intangible assets for impairment. No indication of impairment was noted for any of our indefinite lived intangible assets as a result of our review. No indication of impairment was noted for any of our indefinite lived intangible assets for Fiscal 2015. In the second quarter of fiscal 2014, we recorded an impairment loss of $22.2 million in connection with certain trademarks associated with the Wine and Spirits’ Canadian business.

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with impairment testing are:  (i)  the estimated royalty rate, (ii)  the discount rate, (iii)  the expected long-term growth rate and (iv)  the annual revenue projections. As of January 1, 2016, if we used a royalty rate that was 50 basis points lower or used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual revenue projections that were 100 basis points lower in our impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any unit of accounting’s carrying value exceeding its estimated fair value.

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

•
Accounting for income taxes. We estimate our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of items of income and expense, and tax planning strategies. We are subject to income taxes in Canada, Luxembourg, Mexico, New Zealand, the U.S. and other jurisdictions. We recognize our deferred tax assets and liabilities based upon the expected future tax outcome of amounts recognized in our results of operations. If necessary, we record a valuation allowance on deferred tax assets when it is more likely than not that they will not be realized. We believe that all tax positions are fully supported; however, we record tax liabilities in accordance with the FASB’s guidance for income tax accounting. We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. In addition, changes in existing tax laws or rates could significantly change our current estimate of our tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Changes in current estimates, if significant, could have a material adverse impact on our financial statements.

Accounting Guidance Not Yet Adopted

Accounting guidance adopted for Fiscal 2016 did not have a material impact on our consolidated financial statements. For information on Accounting Guidance Not Yet Adopted, refer to Note 21 in our Notes to the Financial Statements.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of February 29, 2016, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 57% of our balance sheet exposures and forecasted transactional exposures for the year ending February 28, 2017, were hedged as of February 29, 2016.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 29, 2016, exposures to commodity price risk which we are currently hedging primarily include heating oil, diesel fuel, corn, aluminum and natural gas prices. Approximately 59% of our forecasted transactional exposures for the year ending February 28, 2017, were hedged as of February 29, 2016.

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

	Aggregate Notional Value		Fair Value, Net Liability		Increase in Fair Value – Hypothetical 10% Adverse Change
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
(in millions)
Foreign currency contracts	$1,707.2	$2,003.3	$57.5	$24.4	$73.5	$45.8
Commodity derivative contracts	$198.7	$190.8	$45.2	$26.7	$13.7	$16.2

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 29, 2016, and February 28, 2015, we had outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on $600.0 million and $500.0 million, respectively, of our floating LIBOR rate debt. In addition, as of February 29, 2016, and February 28, 2015, we had outstanding offsetting undesignated interest rate swap agreements.

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

	Aggregate Notional Value		Fair Value, Net Liability		Decrease in Fair Value – Hypothetical 1% Rate Increase
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
(in millions)
Fixed interest rate debt	$4,796.1	$4,400.2	$5,016.6	$4,700.5	$(218.1)	$(223.6)
Variable interest rate debt	$3,336.8	$2,949.2	$2,643.7	$2,679.0	$(81.5)	$(92.4)
Interest rate swap contracts	$1,600.0	$1,500.0	$6.6	$19.7	$(5.1)	$(6.5)

For additional discussion on our market risk, refer to Notes 6 and 7 of the Notes to the Financial Statements.

Item 8. Financial Statements and Supplementary Data.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2016

The following information is presented in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Constellation Brands, Inc.’s internal control over financial reporting as of February 29, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 25, 2016 expressed an unqualified opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York
April 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited Constellation Brands, Inc.’s (the Company) internal control over financial reporting as of February 29, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 29, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 29, 2016 and February 28, 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2016, and our report dated April 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York
April 25, 2016

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2016.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	February 29, 2016	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$83.1	$110.1
Accounts receivable	732.5	598.9
Inventories	1,851.6	1,827.2
Prepaid expenses and other	310.4	374.6
Total current assets	2,977.6	2,910.8
Property, plant and equipment	3,333.4	2,681.6
Goodwill	7,138.6	6,208.2
Intangible assets	3,403.8	3,181.0
Other assets	111.6	111.4
Total assets	$16,965.0	$15,093.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$408.3	$52.4
Current maturities of long-term debt	856.7	158.1
Accounts payable	429.3	285.8
Accrued excise taxes	33.6	28.7
Other accrued expenses and liabilities	544.4	605.7
Total current liabilities	2,272.3	1,130.7
Long-term debt, less current maturities	6,816.2	7,086.0
Deferred income taxes	1,022.2	818.9
Other liabilities	162.5	176.1
Total liabilities	10,273.2	9,211.7
Commitments and contingencies (Note 13)
CBI stockholders’ equity:
Preferred Stock, $.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 255,558,026 shares and 250,839,359 shares, respectively	2.6	2.5
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,358,529 shares and 28,389,608 shares, respectively	0.3	0.3
Class 1 Common Stock, $.01 par value – Authorized, 25,000,000 shares; Issued, 2,000 shares and none, respectively	—	—
Additional paid-in capital	2,589.0	2,269.8
Retained earnings	6,090.5	5,277.5
Accumulated other comprehensive loss	(452.5)	(130.9)
	8,229.9	7,419.2
Less: Treasury stock –
Class A Common Stock, at cost, 79,454,011 shares and 79,681,859 shares, respectively	(1,668.1)	(1,646.3)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(1,670.3)	(1,648.5)
Total CBI stockholders’ equity	6,559.6	5,770.7
Noncontrolling interests	132.2	110.6
Total stockholders’ equity	6,691.8	5,881.3
Total liabilities and stockholders’ equity	$16,965.0	$15,093.0
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data)

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Sales	$7,223.8	$6,672.1	$5,411.0
Less – excise taxes	(675.4)	(644.1)	(543.3)
Net sales	6,548.4	6,028.0	4,867.7
Cost of product sold	(3,606.1)	(3,449.4)	(2,876.0)
Gross profit	2,942.3	2,578.6	1,991.7
Selling, general and administrative expenses	(1,177.2)	(1,078.4)	(895.1)
Impairment of goodwill and intangible assets	—	—	(300.9)
Gain on remeasurement to fair value of equity method investment	—	—	1,642.0
Operating income	1,765.1	1,500.2	2,437.7
Earnings from unconsolidated investments	51.1	21.5	87.8
Interest expense	(313.9)	(337.7)	(323.2)
Loss on write-off of debt issuance costs	(1.1)	(4.4)	—
Income before income taxes	1,501.2	1,179.6	2,202.3
Provision for income taxes	(440.6)	(343.4)	(259.2)
Net income	1,060.6	836.2	1,943.1
Net (income) loss attributable to noncontrolling interests	(5.7)	3.1	—
Net income attributable to CBI	$1,054.9	$839.3	$1,943.1

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$5.42	$4.40	$10.45
Basic – Class B Convertible Common Stock	$4.92	$4.00	$9.50

Diluted – Class A Common Stock	$5.18	$4.17	$9.83
Diluted – Class B Convertible Common Stock	$4.79	$3.83	$9.04

Weighted average common shares outstanding:
Basic – Class A Common Stock	173.383	169.325	164.687
Basic – Class B Convertible Common Stock	23.363	23.397	23.467

Diluted – Class A Common Stock	203.821	201.224	197.570
Diluted – Class B Convertible Common Stock	23.363	23.397	23.467

Cash dividends declared per common share:
Class A Common Stock	$1.24	$—	$—
Class B Convertible Common Stock	$1.12	$—	$—

Comprehensive income:
Net income	$1,060.6	$836.2	$1,943.1
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	(323.3)	(191.0)	(66.8)
Unrealized gain (loss) on cash flow hedges	(17.2)	(20.2)	11.3
Unrealized loss on available-for-sale debt securities	(0.3)	(1.0)	(2.9)
Pension/postretirement adjustments	0.1	(6.0)	12.3
Other comprehensive loss, net of income tax effect	(340.7)	(218.2)	(46.1)
Comprehensive income	719.9	618.0	1,897.0
Comprehensive loss attributable to noncontrolling interests	13.4	4.4	—
Comprehensive income attributable to CBI	$733.3	$622.4	$1,897.0
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2013	$2.4	$0.3	$1,907.1	$2,495.1	$132.1	$(1,676.7)	$—	$2,860.3
Comprehensive income:
Net income	—	—	—	1,943.1	—	—	—	1,943.1
Other comprehensive loss, net of income tax effect	—	—	—	—	(46.1)	—	—	(46.1)
Comprehensive income								1,897.0
Shares issued under equity compensation plans	0.1	—	93.4	—	—	14.4	—	107.9
Stock-based compensation	—	—	50.8	—	—	—	—	50.8
Tax benefit on stock-based compensation	—	—	65.3	—	—	—	—	65.3
Balance at February 28, 2014	2.5	0.3	2,116.6	4,438.2	86.0	(1,662.3)	—	4,981.3
Comprehensive income:
Net income (loss)	—	—	—	839.3	—	—	(3.1)	836.2
Other comprehensive loss, net of income tax effect	—	—	—	—	(216.9)	—	(1.3)	(218.2)
Comprehensive income								618.0
Contributions from noncontrolling interests	—	—	—	—	—	—	115.0	115.0
Shares issued under equity compensation plans	—	—	21.5	—	—	13.8	—	35.3
Stock-based compensation	—	—	54.3	—	—	—	—	54.3
Tax benefit on stock-based compensation	—	—	77.4	—	—	—	—	77.4
Balance at February 28, 2015	2.5	0.3	2,269.8	5,277.5	(130.9)	(1,648.5)	110.6	5,881.3
Comprehensive income:
Net income	—	—	—	1,054.9	—	—	5.7	1,060.6
Other comprehensive loss, net of income tax effect	—	—	—	—	(321.6)	—	(19.1)	(340.7)
Comprehensive income								719.9
Repurchase of shares	—	—	—	—	—	(33.8)	—	(33.8)
Dividends declared	—	—	—	(241.9)	—	—	—	(241.9)
Contributions from noncontrolling interests	—	—	—	—	—	—	35.0	35.0
Shares issued under equity compensation plans	0.1	—	62.3	—	—	12.0	—	74.4
Stock-based compensation	—	—	53.5	—	—	—	—	53.5
Tax benefit on stock-based compensation	—	—	203.4	—	—	—	—	203.4
Balance at February 29, 2016	$2.6	$0.3	$2,589.0	$6,090.5	$(452.5)	$(1,670.3)	$132.2	$6,691.8
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Cash flows from operating activities:
Net income	$1,060.6	$836.2	$1,943.1

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	251.0	79.3	41.6
Depreciation	180.3	162.0	139.8
Stock-based compensation	54.0	55.0	49.9
Amortization of intangible assets	40.7	40.0	15.5
Amortization of debt issuance costs	12.0	12.2	11.6
Noncash portion of loss on write-off of debt issuance costs	1.1	3.3	—
Gain on remeasurement to fair value of equity method investment	—	—	(1,642.0)
Impairment of goodwill and intangible assets	—	—	300.9
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(129.8)	16.1	36.5
Inventories	10.1	(132.5)	(41.1)
Prepaid expenses and other current assets	45.9	(71.2)	(0.2)
Accounts payable	24.7	(0.8)	(49.3)
Accrued excise taxes	5.1	1.6	(5.5)
Other accrued expenses and liabilities	(116.8)	44.7	58.1
Other	(25.2)	35.1	(32.7)
Total adjustments	353.1	244.8	(1,116.9)
Net cash provided by operating activities	1,413.7	1,081.0	826.2

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	(1,316.4)	(310.3)	(4,681.3)
Purchases of property, plant and equipment	(891.3)	(719.4)	(223.5)
Other investing activities	0.3	13.8	41.0
Net cash used in investing activities	(2,207.4)	(1,015.9)	(4,863.8)

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Cash flows from financing activities:
Proceeds from issuance of long-term debt	610.0	905.0	3,725.0
Net proceeds from notes payable	360.6	13.1	57.3
Excess tax benefits from stock-based payment awards	203.4	78.0	65.4
Proceeds from shares issued under equity compensation plans	113.0	63.7	125.9
Proceeds from noncontrolling interests	25.0	115.0	—
Dividends paid	(241.6)	—	—
Principal payments of long-term debt	(208.7)	(605.7)	(96.4)
Payments of minimum tax withholdings on stock-based payment awards	(38.6)	(28.4)	(18.0)
Purchases of treasury stock	(33.8)	—	—
Payments of debt issuance costs	(13.3)	(13.8)	(82.2)
Payment of delayed purchase price arrangement	—	(543.3)	—
Net cash provided by (used in) financing activities	776.0	(16.4)	3,777.0

Effect of exchange rate changes on cash and cash equivalents	(9.3)	(2.5)	(7.0)

Net increase (decrease) in cash and cash equivalents	(27.0)	46.2	(267.6)
Cash and cash equivalents, beginning of year	110.1	63.9	331.5
Cash and cash equivalents, end of year	$83.1	$110.1	$63.9

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$310.4	$325.4	$313.4
Income taxes, net of refunds received	$80.2	$169.5	$117.9
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2016

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business –
Constellation Brands, Inc. and its subsidiaries operate primarily in the beverage alcohol industry. Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We are a leading international producer and marketer of beverage alcohol with a broad portfolio of consumer-preferred high-end imported and craft beer brands, premium wine and spirits brands and other select beverage alcohol products.

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
We record revenue (referred to in our financial statements as “sales”) when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until risk of loss passes to the customer according to the terms of the contract between us and our customer. Risk of loss is usually transferred upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of the transactions. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. Amounts billed to customers for shipping and handling are included in sales. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons and rebates.

Excise taxes remitted to governmental tax authorities are shown on a separate line item as a reduction of sales. Excise taxes are recognized in our results of operations when the related sale is recorded.

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

Selling, general and administrative expenses:
The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are included in cost of product sold. We expense advertising costs as incurred, shown or distributed. Advertising expense for the years ended February 29, 2016, February 28, 2015, and February 28, 2014, was $468.3 million, $406.1 million and $278.5 million, respectively.

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

Inventories:
Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor and overhead.

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

Depreciation:
Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years
Land improvements	15 to 32
Vineyards	16 to 26
Buildings and improvements	10 to 50
Machinery and equipment	3 to 35
Motor vehicles	3 to 7

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

Indemnification liabilities:
We have indemnified respective parties against certain liabilities that may arise in connection with certain acquisitions and divestitures. Indemnification liabilities are recognized when probable and estimable and included in other liabilities (see Note 13).

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

Net income per common share attributable to CBI:
We have two classes of outstanding common stock with a material number of shares outstanding:  Class A Common Stock and Class B Convertible Common Stock (see Note 14). In addition, we have another class of common stock with an immaterial number of shares outstanding:  Class 1 Common Stock (See Note 14). If we pay a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder.

We use the two-class method for the computation and presentation of net income per common share attributable to CBI (hereafter referred to as “net income per common share”) (see Note 16). The two-class method is an earnings allocation formula that calculates basic and diluted net income per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, Class A Common Stock is assumed to receive a ten percent greater participation in undistributed earnings than Class B Convertible Common Stock, in accordance with the respective minimum dividend rights of each class of stock.

Net income per common share – basic excludes the effect of common stock equivalents and is computed using the two-class method. Net income per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share – diluted for Class A Common Stock is computed using the more dilutive of the if-converted or two-class method. Net income per common share – diluted for Class A Common Stock is computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. Net income per common share – diluted for Class B Convertible Common Stock is computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

Stock-based employee compensation:
We have two stock-based employee compensation plans (see Note 15). We apply a grant date fair-value-based measurement method in accounting for our stock-based payment arrangements and record all costs resulting from stock-based payment transactions ratably over the requisite service period. Stock-based awards are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the plan), if earlier. For awards granted to retirement-eligible employees, we recognize compensation expense ratably over the period from the date of grant to the date of retirement-eligibility.

Recently adopted accounting guidance –
Debt issuance costs:
Effective February 29, 2016, we adopted the FASB amended guidance which requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. Previously, we had presented these costs as deferred financing costs in other assets. The adoption of this amended guidance did not have a material impact on our financial position, resulting in a retrospective reduction to previously reported February 28, 2015, balances for other assets and long-term debt, less current maturities, of $51.5 million.

2.    ACQUISITIONS:

Beer Business Acquisition –
On June 7, 2013, we acquired (i)  the remaining 50% equity interest in Crown Imports, a joint venture owned equally by a wholly-owned indirect subsidiary of the Company and Diblo, S.A. de C.V., an entity majority-owned by Grupo Modelo, S.A.B. de C.V. (“Modelo”) (the “Crown Acquisition”); and (ii)(a)  all of the issued and outstanding equity interests of Compañía Cervecera de Coahuila, S. de R.L. de C.V. (the “Brewery Company”), which owns and operates a brewery located in Nava, Coahuila, Mexico (the “Nava Brewery”), (ii)(b)  all of the issued and outstanding equity interests of Servicios Modelo de Coahuila, S. de R.L. de C.V., which provides personnel and services for the operation and maintenance of the Nava Brewery (the “Service Company”), and (ii)

(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell primarily Modelo’s Mexican beer portfolio sold in the U.S. and Guam as of the date of acquisition (the “Mexican Beer Brands”), and certain extensions (all collectively referred to as the “Brewery Purchase”). The business of the Brewery Company and Service Company that we acquired is referred to as the “Brewery Business.” The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.”

In connection with the Beer Business Acquisition, we are required to build out and expand the Nava Brewery from 10 million hectoliters to a nominal capacity of at least 20 million hectoliters of packaged beer annually by December 31, 2016. In addition, an interim supply agreement and a transition services agreement were entered into in association with the Beer Business Acquisition. The interim supply agreement obligates the supplier to provide Crown Imports with a supply of product not produced by the Nava Brewery and the transition services agreement provides for certain specified services and production materials, both for a specified period of time. The associated agreements provide, among other things, that the United States will have approval rights, in its sole discretion, for amendments or modifications to the associated agreements as well as a right of approval, in its sole discretion, of any extension of the term of the interim supply agreement beyond three years. In December 2015, we extended the interim supply agreement through June 2017.

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

The aggregate cash paid at closing was financed with:

•	Proceeds from the issuance of $1,550.0 million aggregate principal amount of May 2013 Senior Notes (see Note 11);

•
$2,175.0 million in term loans consisting of a $675.0 million U.S. Term A-2 loan facility, a $500.0 million European Term A loan facility and a $1,000.0 million European Term B loan facility under the 2013 Credit Agreement (see Note 11);

•	$208.0 million in proceeds of borrowings under our accounts receivable securitization facility (see Note 11);

•	$580.0 million in borrowings under our revolving credit facility under the 2013 Credit Agreement; and

•	Approximately $232.0 million of cash on hand (inclusive of $13.0 million of borrowings under a subsidiary working capital facility).

On June 6, 2014, we paid the Final EBITDA Amount of $558.0 million with $150.0 million in borrowings under the revolving credit facility under the May 2014 Credit Agreement (see Note 11), $100.0 million in proceeds of borrowings under our accounts receivable securitization facilities and $308.0 million of cash on hand.

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

The acquired accounts receivable consist primarily of trade receivables, all of which have been collected. The acquired inventory was all sold during the second quarter of fiscal 2014. The intangible assets consist of definite lived customer relationships with an estimated fair value of $22.5 million which are being amortized over a life of 25 years; definite lived copyrights with an estimated fair value of $6.5 million which have been amortized over a life of 2 years; a definite lived distribution agreement with an estimated fair value of $0.4 million which has been amortized over a life of 1.6 years; a definite lived favorable interim supply agreement with an estimated fair value of $68.3 million which is being amortized over a life of 3 years; and a perpetual right to use trademarks with an estimated fair value of $2,305.5 million which is indefinite lived and therefore not subject to amortization.

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

The results of operations of the Beer Business Acquisition are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition. The following table sets forth the unaudited pro forma financial information for the year ended February 28, 2014. The unaudited pro forma financial information presents consolidated information as if the Beer Business Acquisition had occurred on March 1, 2012. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the year ended February 28, 2014, combines (i)  the Company’s historical statement of income for the year ended February 28, 2014; (ii)  Crown Imports’ historical statement of income for (a)  the three months ended March 31, 2013, and (b)  the period from June 1, 2013, through June 6, 2013; and (iii)  the Brewery Business’ carve-out combined income statement for the three months ended March 31, 2013. The unaudited pro forma financial information for the year ended February 28, 2014, does not give effect to the Brewery Business’ carve-out combined income statement for the period from June 1, 2013, through June 6, 2013, as it is not significant. The unaudited pro forma financial information is presented after giving effect to certain adjustments for depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, amortization of debt issuance costs and related income tax effects. The unaudited pro forma financial information excludes the gain on the remeasurement to fair value of our preexisting 50% equity interest in Crown Imports and acquisition-related costs of $52.3 million as both are nonrecurring amounts directly attributable to the transaction. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what our results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project our financial position or results of operations at any future date or for any future period.

For the Year Ended February 28, 2014
(in millions, except per share data)
Net sales	$5,485.1
Income before income taxes	$707.7
Net income attributable to CBI	$398.6

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$2.14
Basic – Class B Convertible Common Stock	$1.95

Diluted – Class A Common Stock	$2.02
Diluted – Class B Convertible Common Stock	$1.85

Weighted average common shares outstanding:
Basic – Class A Common Stock	164.687
Basic – Class B Convertible Common Stock	23.467

Diluted – Class A Common Stock	197.570
Diluted – Class B Convertible Common Stock	23.467

Other –
Ballast Point:
In December 2015, we acquired all of the issued and outstanding common and preferred stock of Home Brew Mart, Inc. d/b/a/ Ballast Point Brewing & Spirits (“Ballast Point”). The following table summarizes the preliminary allocation of the estimated fair value for the significant assets acquired:

(in millions)
Goodwill	$761.8
Trademarks	222.8
Other	15.4
Total estimated fair value	1,000.0
Less – cash acquired	(1.5)
Purchase price	$998.5

Goodwill associated with the acquisition is primarily attributable to the future growth opportunities associated with the acquisition of a high-growth premium platform that will enable us to compete in the fast-growing craft beer category, further strengthening our position in the high-end U.S. beer market. None of the goodwill recognized is expected to be deductible for income tax purposes. The results of operations of Ballast Point are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Meiomi:
In August 2015, we acquired the Meiomi wine business, consisting primarily of the Meiomi trademark, related inventories and certain grape supply contracts for a purchase price of $316.2 million (“Meiomi”). The results of operations of Meiomi are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

Glass Production Plant:
In December 2014, we completed the formation of an equally-owned joint venture with Owens-Illinois and the acquisition of a state-of-the-art glass production plant that is located adjacent to our Nava Brewery in Mexico. The joint venture owns and operates the glass production plant which provides bottles exclusively for our Nava Brewery. We have determined that we are the primary beneficiary of this VIE and accordingly, the results of operations of the joint venture are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition. In addition, we also purchased a high-density warehouse, land and rail infrastructure at the same site. The aggregate purchase price for all of these assets was $290.6 million, net of cash acquired, consisting primarily of property, plant and equipment and goodwill.

Casa Noble:
In September 2014, we acquired the Casa Noble super-premium tequila brand. This transaction primarily included the acquisition of the Casa Noble trademark, plus an earn-out over five years based on the performance of the brands, (“Casa Noble”). The results of operations of Casa Noble are reported in the Wine and Spirits segment and are included in our consolidated results of operations from the date of acquisition.

Subsequent Event –
Prisoner:
In April 2016, we signed a definitive agreement to acquire The Prisoner Wine Company portfolio of brands for approximately $285 million, subject to customary closing conditions and adjustments. The transaction primarily includes the acquisition of trademarks, related inventories and certain grape supply contracts (“Prisoner”). The results of operations of Prisoner will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from the date of acquisition.

3.    INVENTORIES:

The components of inventories are as follows:

	February 29, 2016	February 28, 2015
(in millions)
Raw materials and supplies	$107.2	$106.0
In-process inventories	1,218.7	1,244.0
Finished case goods	525.7	477.2
	$1,851.6	$1,827.2

4.    PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	February 29, 2016	February 28, 2015
(in millions)
Income taxes receivable	$124.5	$91.7
Prepaid excise, sales and value added taxes	82.6	133.8
Other	103.3	149.1
	$310.4	$374.6

5.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 29, 2016	February 28, 2015
(in millions)
Land and land improvements	$338.7	$350.1
Vineyards	244.4	230.2
Buildings and improvements	809.1	580.3
Machinery and equipment	2,253.8	1,828.4
Motor vehicles	74.3	73.2
Construction in progress	792.4	669.6
	4,512.7	3,731.8
Less – Accumulated depreciation	(1,179.3)	(1,050.2)
	$3,333.4	$2,681.6

For the year ended February 29, 2016, we had noncash additions of $142.3 million to property, plant and equipment associated primarily with the expansion projects for the Nava Brewery. This amount is recorded primarily in accounts payable as of February 29, 2016.

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

	February 29, 2016	February 28, 2015
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$731.6	$454.8
Interest rate swap contracts	$600.0	$500.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$975.6	$1,548.5
Commodity derivative contracts	$198.7	$190.8
Interest rate swap contracts (see Note 11)	$1,000.0	$1,000.0

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

We expect $27.6 million of net losses, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Undesignated hedges –
Certain of our derivative instruments do not qualify for hedge accounting treatment; for others, we choose not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge our exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to the repatriation of those loans or investments; and commodity prices, primarily consisting of heating oil, diesel fuel, corn, aluminum and natural gas prices. Foreign currency contracts, generally less than 12 months in duration, and commodity derivative contracts, generally less than 36 months in duration, with a maximum maturity of five years, are used to hedge some of these risks. Our derivative policy permits the use of undesignated derivatives as approved by senior management.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 29, 2016, the estimated fair value of derivative instruments in a net liability position due to counterparties was $112.4 million. If we were required to settle the net liability position under these derivative instruments on February 29, 2016, we would have had sufficient availability under our available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 29, 2016	February 28, 2015		February 29, 2016	February 28, 2015
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.5	$5.3	Other accrued expenses and liabilities	$33.0	$23.1
Other assets	$1.2	$2.0	Other liabilities	$26.2	$9.5
Interest rate swap contracts:
Other assets	$0.3	$0.2	Other accrued expenses and liabilities	$1.5	$2.7
			Other liabilities	$0.4	$—

Assets			Liabilities
	February 29, 2016	February 28, 2015		February 29, 2016	February 28, 2015
(in millions)
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.8	$27.3	Other accrued expenses and liabilities	$9.8	$26.4
Commodity derivative contracts:
Prepaid expenses and other	$0.6	$0.5	Other accrued expenses and liabilities	$29.3	$18.0
Other assets	$0.3	$0.2	Other liabilities	$16.8	$9.4
Interest rate swap contracts:
Prepaid expenses and other	$0.7	$3.3	Other accrued expenses and liabilities	$5.7	$15.6
			Other liabilities	$—	$4.9

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Year Ended February 29, 2016
Foreign currency contracts	$(41.7)	Sales	$2.1
		Cost of product sold	(20.0)
Interest rate swap contracts	(1.6)	Interest expense	(8.1)
	$(43.3)		$(26.0)

For the Year Ended February 28, 2015
Foreign currency contracts	$(22.9)	Sales	$1.8
		Cost of product sold	2.6
Interest rate swap contracts	(1.1)	Interest expense	(8.3)
	$(24.0)		$(3.9)

For the Year Ended February 28, 2014
Foreign currency contracts	$7.8	Sales	$3.5
		Cost of product sold	0.7
Interest rate swap contracts	(0.7)	Interest expense	(8.2)
	$7.1		$(4.0)

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Year Ended February 29, 2016
Commodity derivative contracts	Cost of product sold	$(48.1)
Foreign currency contracts	Selling, general and administrative expenses	(21.1)
Interest rate swap contracts	Interest expense	(0.1)
		$(69.3)

For the Year Ended February 28, 2015
Commodity derivative contracts	Cost of product sold	$(32.7)
Foreign currency contracts	Selling, general and administrative expenses	(2.5)
Interest rate swap contracts	Interest expense	(0.1)
		$(35.3)

For the Year Ended February 28, 2014
Commodity derivative contracts	Cost of product sold	$1.5
Foreign currency contracts	Selling, general and administrative expenses	(3.4)
Interest rate swap contracts	Interest expense	(0.2)
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

Fair value methodology and assumptions –
The following methods and assumptions are used to estimate the fair value for each class of our financial instruments:

Foreign currency and commodity derivative contracts: Our foreign currency contracts consist of foreign currency forward and option contracts and our commodity derivative contracts consist of swap contracts. The fair value is estimated using market-based inputs, obtained from independent pricing services, into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, market commodity prices, interest-rate yield curves and currency volatilities, as applicable (Level 2 fair value measurement).

Interest rate swap contracts: The fair value is estimated based on quoted market prices from respective counterparties. Quotes are corroborated by using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services (Level 2 fair value measurement).
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

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of February 29, 2016, and February 28, 2015, due to the relatively short maturity of these instruments. As of February 29, 2016, the carrying amount of long-term debt, including the current portion, was $7,672.9 million, compared with an estimated fair value of $7,252.0 million. As of February 28, 2015, the carrying amount of long-term debt, including the current portion, was $7,244.1 million, compared with an estimated fair value of $7,327.1 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 29, 2016
Assets:
Foreign currency contracts	$—	$11.5	$—	$11.5
Commodity derivative contracts	$—	$0.9	$—	$0.9
Interest rate swap contracts	$—	$1.0	$—	$1.0
AFS debt securities	$—	$—	$7.3	$7.3

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
Liabilities:
Foreign currency contracts	$—	$69.0	$—	$69.0
Commodity derivative contracts	$—	$46.1	$—	$46.1
Interest rate swap contracts	$—	$7.6	$—	$7.6

February 28, 2015
Assets:
Foreign currency contracts	$—	$34.6	$—	$34.6
Commodity derivative contracts	$—	$0.7	$—	$0.7
Interest rate swap contracts	$—	$3.5	$—	$3.5
AFS debt securities	$—	$—	$7.8	$7.8
Liabilities:
Foreign currency contracts	$—	$59.0	$—	$59.0
Commodity derivative contracts	$—	$27.4	$—	$27.4
Interest rate swap contracts	$—	$23.2	$—	$23.2

Nonrecurring basis measurements –
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

Goodwill:
For the three months ended August 31, 2013, we identified certain negative trends within our Wine and Spirits’ Canadian reporting unit which, when combined with changes in strategy within the Canadian business, indicated that the estimated fair value of the reporting unit might be below its carrying value. These trends included a reduction in market growth rates for certain portions of the domestic Canadian wine industry as well as the identification that certain improvement initiatives had not materialized in parts of the Canadian business such as refreshments and wine kits. In addition, imported brands had been experiencing market growth within the Canadian market, and certain of our non-Canadian branded wine products imported into Canada provided higher margin to us on a consolidated basis. Accordingly, we modified our strategy to capitalize on this trend and shift focus from certain portions of the domestic business to imported brands. The Canadian reporting unit realizes only a piece of the overall profit attributable to imported brands whereas it realizes all of the profit attributable to the domestic business. Therefore, we evaluated our goodwill for impairment using the two-step process.

In the first step, the estimated fair value of the reporting unit was compared to its carrying value, including goodwill. The estimate of fair value was determined on the basis of discounted future cash flows. As the estimated fair value was less than the carrying value of the reporting unit, a second step was performed to determine the amount of goodwill impairment we should record. In the second step, an implied fair value of the reporting unit’s goodwill was determined by comparing the estimated fair value of the reporting unit with the estimated fair value of the reporting unit’s assets and liabilities other than goodwill (including any unrecognized intangible assets). In determining the estimated fair value of the reporting unit, we considered estimates of future operating results and cash flows of the reporting unit discounted using market based discount rates. The estimates of future operating results and cash flows were principally derived from updated long-term financial forecasts, which were developed as part of the change in strategy for the Canadian business. The decline in the implied fair value of the goodwill and the resulting impairment loss was primarily driven by the updated long-term financial forecasts, which showed lower estimated future operating results primarily due to the change in strategy for the Canadian business. The implied fair value of the Canadian reporting unit’s goodwill of $159.6 million compared to its carrying value of $433.9 million resulted in the recognition of an impairment of $278.7 million.

Trademarks:
For the three months ended August 31, 2013, prior to the goodwill impairment analysis discussed above, we performed a review of indefinite lived intangible assets for impairment. We determined that certain trademarks associated with the Wine and Spirits’ Canadian business were impaired largely due to lower revenue and profits associated with the related products included in the updated long-term financial forecasts developed as part of the change in strategy for the Canadian business. Accordingly, trademarks with a carrying value of $90.2 million were written down to their estimated fair value of $68.3 million, resulting in an impairment of $22.2 million.

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

8.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2014	$3,714.6	$2,432.2	$6,146.8
Purchase accounting allocations (1)	66.7	34.0	100.7
Foreign currency translation adjustments	(5.1)	(34.2)	(39.3)
Balance, February 28, 2015	3,776.2	2,432.0	6,208.2
Purchase accounting allocations (2)	761.8	203.3	965.1
Foreign currency translation adjustments	(7.9)	(26.8)	(34.7)
Balance, February 29, 2016	$4,530.1	$2,608.5	$7,138.6

(1)	Purchase accounting allocations associated with the acquisitions of the glass production plant (Beer) and Casa Noble (Wine and Spirits) (see Note 2).

(2)
Preliminary purchase accounting allocations associated with the acquisition of Ballast Point (Beer) and purchase accounting allocations associated with the acquisition of Meiomi (Wine and Spirits) (see Note 2).

As of February 29, 2016, and February 28, 2015, we have accumulated impairment losses of $213.5 million and $231.0 million, respectively, within our Wine and Spirits segment.

9.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	February 29, 2016		February 28, 2015
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$102.5	$60.2	$100.9	$63.3
Favorable interim supply agreement	68.3	2.2	68.3	33.9
Other	22.3	3.5	21.0	5.5
Total	$193.1	65.9	$190.2	102.7

Nonamortizable intangible assets
Trademarks		3,333.8		3,073.9
Other		4.1		4.4
Total		3,337.9		3,078.3
Total intangible assets		$3,403.8		$3,181.0
We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 29, 2016, and February 28, 2015. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $40.7 million, $40.0 million and $15.5 million for the years ended February 29, 2016, February 28, 2015, and February 28, 2014, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2017	$10.2
2018	$5.9
2019	$5.9
2020	$5.7
2021	$5.5
Thereafter	$32.7

10.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 29, 2016	February 28, 2015
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$142.3	$124.4
Promotions and advertising	109.4	104.2
Derivative liabilities	79.3	85.8
Accrued interest	64.1	67.9
Other	149.3	223.4
	$544.4	$605.7

11.    BORROWINGS:

Borrowings consist of the following:

	February 29, 2016			February 28, 2015
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$92.0	$—	$92.0	$—
Other	316.3	—	316.3	52.4
	$408.3	$—	$408.3	$52.4
Long-term debt
Senior Credit Facility – Term Loans	$137.5	$2,719.3	$2,856.8	$2,773.6
Senior Notes	699.0	4,017.3	4,716.3	4,315.6
Other	20.2	79.6	99.8	154.9
	$856.7	$6,816.2	$7,672.9	$7,244.1

Senior credit facility –
In connection with the Beer Business Acquisition, in May 2013, the Company, CIH International S.à r.l., a wholly-owned indirect subsidiary of ours (“CIH”), and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “2013 Restatement Agreement”) that amended and restated our then existing senior credit facility (as amended and restated by the 2013 Restatement Agreement, the “2013 Credit Agreement”). A portion of the borrowings under the 2013 Credit Agreement were used to refinance the outstanding obligations under our then existing senior credit facility with the remainder used to finance a portion of the purchase price for the Beer Business Acquisition and related expenses.

In May 2014, the Company, CIH, the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2014 Restatement Agreement”) that amended and restated the 2013 Credit Agreement (as amended and restated by the 2014 Restatement Agreement, the “May 2014 Credit Agreement”). The principal change to the 2013 Credit Agreement effected by the May 2014 Credit Agreement was the conversion of the pre-existing $850.0 million revolving credit facility into two tranches, a $425.0 million U.S. revolving credit facility and a $425.0 million European revolving credit facility.

In August 2014, the Company, CIH, the Administrative Agent, and certain other lenders entered into Amendment No. 1 (“Amendment No. 1”) to the May 2014 Credit Agreement (as amended, the “2014 Credit Agreement”). Amendment No. 1 was entered into primarily to reduce the interest rate applicable to the then existing European Term B loan facility under the May 2014 Credit Agreement by removing the provisions imposing certain minimums, or floors, used in the calculation of the interest rate on the European Term B loan facility. This was accomplished by adding a new European Term B-1 tranche to the 2014 Credit Agreement which replaced the existing European Term B loan facility.

In July 2015, the Company, CIH, the Administrative Agent, and certain lenders entered into Amendment No. 2 (“Amendment No. 2”) to the 2014 Credit Agreement (as amended, the “2015 Credit Agreement”). Amendment No. 2 was entered into primarily for (i)  the creation of a new $1.27 billion U.S. Term A loan facility into which the existing U.S. Term A and Term A-2 loan facilities were combined and increased by $200.0 million, (ii)  the refinance of the existing U.S. Term A-1 loan facility and extension of its maturity to July 16, 2021, (iii)  the creation of a new $1.43 billion European Term A loan facility into which the existing European Term A and Term B-1 loan facilities were combined, (iv)  the extension of the maturity date of all tranches, other than the new U.S. Term A-1 loan facility, to July 16, 2020, and (v)  the increase of the revolving credit facility by $300.0 million to $1.15 billion. The 2015 Credit Agreement was used to refinance the outstanding obligations under the 2014 Credit Agreement, with the incremental $200.0 million of borrowings under the new U.S. Term A loan facility used to finance a portion of the purchase price for the acquisition of Meiomi.

Amendment No. 2 also modified certain of our financial and other covenants, and provides for the automatic revision of certain covenants (including financial covenants) and the suspension of the Incremental Cap (as defined below) and the collateral requirements under the 2015 Credit Agreement if we receive an Investment Grade Rating (as defined in the 2015 Credit Agreement) on our corporate ratings from each of S&P and Moody’s, and no default or event of default has occurred or is continuing (a “Covenant Suspension Period”). A Covenant Suspension Period will continue until such time as any of our corporate ratings cease to be an Investment Grade Rating.

The 2015 Credit Agreement provides for aggregate credit facilities of $4,093.6 million, consisting of the following:

	Amount	Maturity
(in millions)
Revolving Credit Facility (1) (2)	$1,150.0	July 16, 2020
U.S. Term A Facility (1) (3)	1,271.6	July 16, 2020
U.S. Term A-1 Facility (1) (3)	241.9	July 16, 2021
European Term A Facility (1) (3)	1,430.1	July 16, 2020
	$4,093.6

(1)	Contractual interest rate varies based on our debt ratio (as defined in the 2015 Credit Agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin.

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

The U.S. obligations under the 2015 Credit Agreement are guaranteed by certain of our U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of the ownership interests in certain of our U.S. subsidiaries and (ii)  65% of the ownership interests in certain of our foreign subsidiaries. The European obligations under the 2015 Credit Agreement are guaranteed by us and certain of our U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of certain interests in certain of CIH’s subsidiaries and (ii)  100% of the ownership interests in certain of our U.S. subsidiaries and 65% of the ownership interests in certain of our foreign subsidiaries.

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

As of February 29, 2016, information with respect to borrowings under the 2015 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A Facility (1)	U.S. Term A-1 Facility (1)	European Term A Facility (1)
(in millions)
Outstanding borrowings	$92.0	$1,230.3	$240.3	$1,386.2
Interest rate	1.9%	1.9%	2.2%	1.9%
LIBOR margin	1.5%	1.5%	1.75%	1.5%
Outstanding letters of credit	$15.9
Remaining borrowing capacity	$1,042.1

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs (see Note 1).

As of February 29, 2016, the required principal repayments of the term loans under the 2015 Credit Agreement (excluding unamortized debt issuance costs of $18.0 million) for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	European Term A Facility	Total
(in millions)
2017	$63.6	$2.4	$71.5	$137.5
2018	63.6	2.4	71.5	137.5
2019	63.6	2.4	71.5	137.5
2020	63.5	2.5	71.5	137.5
2021	985.5	2.4	1,108.3	2,096.2
Thereafter	—	228.6	—	228.6
	$1,239.8	$240.7	$1,394.3	$2,874.8

Interest rate swap contracts –
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

In addition, we have entered into additional one-month LIBOR base rate delayed-start interest rate swap agreements effective September 1, 2016, which are designated as cash flow hedges for $100.0 million of our floating LIBOR rate debt. As a result, we have fixed our interest rates on $100.0 million of our floating LIBOR rate debt at an average rate of 1.2% (exclusive of borrowing margins) through July 1, 2020.

For the years ended February 29, 2016, February 28, 2015, and February 28, 2014, we reclassified net losses of $8.1 million, $8.3 million and $8.2 million, net of income tax effect, respectively, from AOCI to interest expense.

Senior notes –
Our outstanding senior notes are as follows:

	Date of				Outstanding Balance (1)
	Issuance	Maturity	Interest Payments	Principal	February 29, 2016	February 28, 2015
(in millions)
7.25% Senior Notes (2)	August 2006	September 2016	Mar/Sep	$700.0	$699.0	$697.0
7.25% Senior Notes (2) (3)	January 2008	May 2017	May/Nov	$700.0	$699.0	$698.3
6% Senior Notes (2)	April 2012	May 2022	May/Nov	$600.0	$594.1	$593.4
3.75% Senior Notes (2)	May 2013	May 2021	May/Nov	$500.0	$496.8	$496.3
4.25% Senior Notes (2)	May 2013	May 2023	May/Nov	$1,050.0	$1,042.5	$1,041.6
3.875% Senior Notes (2)	November 2014	November 2019	May/Nov	$400.0	$395.7	$394.6
4.75% Senior Notes (2)	November 2014	November 2024	May/Nov	$400.0	$394.9	$394.4
4.75% Senior Notes (2)	December 2015	December 2025	June/Dec	$400.0	$394.3	$—

(1)	Amounts are net of unamortized discounts, where applicable, and debt issuance costs (see Note 1).

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

Subsidiary credit facilities –
We have additional credit arrangements totaling $424.1 million and $483.4 million as of February 29, 2016, and February 28, 2015, respectively. As of February 29, 2016, and February 28, 2015, amounts outstanding under these arrangements were $157.1 million and $207.3 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Debt payments –
As of February 29, 2016, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discount of $51.2 million and $0.5 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2017	$857.1
2018	853.0
2019	148.1
2020	591.5
2021	2,096.3
Thereafter	3,178.6
$7,724.6

Accounts receivable securitization facilities –
On September 29, 2014, we entered into an amended 364-day revolving trade accounts receivable securitization facility (the “2014 CBI Facility”). Under the 2014 CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to our wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated by us for financial reporting purposes. Such receivables have been pledged by the CBI SPV to secure borrowings under the 2014 CBI Facility. We service the receivables for the 2014 CBI Facility. The receivable balances related to the 2014 CBI Facility are reported as accounts receivable on our balance sheets, but the receivables are at all times owned by the CBI SPV and are included on our financial statements as required by generally accepted accounting principles. On September 28, 2015, we and the CBI SPV amended the 2014 CBI Facility (as amended, the “CBI Facility”) for an additional 364-day term. Under the CBI Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the CBI Facility are recorded as secured borrowings and bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 80 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 80 basis points. The CBI Facility provides borrowing capacity of $235.0 million up to $330.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas.

Also, on September 29, 2014, Crown Imports entered into an amended 364-day revolving trade accounts receivable securitization facility (the “2014 Crown Facility”). Under the 2014 Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated by us for financial reporting purposes. Such receivables have been pledged by the Crown SPV to secure borrowings under the 2014 Crown Facility. Crown Imports services the receivables for the 2014 Crown Facility. The receivable balances related to the 2014 Crown Facility are reported as accounts receivable on our balance sheets, but the receivables are at all times owned by the Crown SPV and are included on our financial statements to comply with generally accepted accounting principles. On September 28, 2015, Crown Imports and the Crown SPV amended the 2014 Crown Facility (as amended, the “Crown Facility”) for an additional 364-day term. Under the Crown Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Crown Facility are recorded as secured borrowings and bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 80 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 80 basis points. The Crown Facility provides borrowing capacity of $100.0 million up to $190.0 million structured to account for the seasonality of Crown Imports’ business.

As of February 29, 2016, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$150.0	1.3%	$145.0
Crown Facility	$109.0	1.3%	$11.0

Subsequent event –
2016 Credit Agreement:
In March 2016, the Company, CIH, CIH Holdings S.à r.l., a wholly-owned indirect subsidiary of ours (“CIHH”), the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2016 Restatement Agreement”) that amended and restated the 2015 Credit Agreement (as amended and restated by the 2016 Restatement Agreement, the “2016 Credit Agreement”). The principal changes to the 2015 Credit Agreement effected by the 2016 Restatement Agreement were:

•	The creation of a new $700.0 million European Term A-1 loan facility maturing on March 10, 2021;

•	An increase of the European revolving commitment under the revolving credit facility by $425.0 million to $1.0 billion;

•	The addition of CIHH as a new borrower under the new European Term A-1 loan facility and the European revolving commitment; and

•	The entry into a cross-guarantee agreement by CIH and CIHH whereby each guarantees the other’s obligations under the 2016 Credit Agreement.

In addition, the European obligations under the 2016 Credit Agreement are guaranteed by us and certain of our U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of certain interests in certain of CIH’s subsidiaries, (ii)  100% of certain interests in certain of CIHH’s subsidiaries and (iii)  100% of the ownership interests in certain of our U.S. subsidiaries and 65% of the ownership interests in certain of our foreign subsidiaries. Proceeds from borrowings under the 2016 Credit Agreement were used to refinance (i)  outstanding obligations under the 2015 Credit Agreement and (ii)  short-term borrowings under our accounts receivable securitization facilities, and for other general corporate purposes.

12.    INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
(in millions)
Domestic	$599.3	$481.6	$2,050.8
Foreign	901.9	698.0	151.5
	$1,501.2	$1,179.6	$2,202.3

The income tax provision consisted of the following:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
(in millions)
Current
Federal	$126.2	$195.0	$141.7
State	19.9	20.1	18.5
Foreign	43.5	49.0	57.4
Total current	189.6	264.1	217.6

Deferred
Federal	232.4	84.6	61.4
State	15.6	4.8	4.4
Foreign	3.0	(10.1)	(24.2)
Total deferred	251.0	79.3	41.6
Income tax provision	$440.6	$343.4	$259.2

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

Significant components of deferred tax assets (liabilities) consist of the following:

	February 29, 2016	February 28, 2015
(in millions)
Deferred tax assets
Net operating losses	$74.2	$13.3
Stock-based compensation	50.1	51.9
Inventory	14.1	12.5
Derivative instruments	5.1	3.4
Insurance accruals	3.8	3.4
Employee benefits	2.8	2.7
Unrealized foreign exchange	1.3	0.4
Other accruals	39.4	50.2
Gross deferred tax assets	190.8	137.8
Valuation allowances	(35.7)	(35.3)
Deferred tax assets, net	155.1	102.5

Deferred tax liabilities
Intangible assets	(688.1)	(531.5)
Property, plant and equipment	(264.2)	(263.2)
Provision for unremitted earnings	(199.9)	(72.6)
Investments in equity method investees	(24.3)	(25.1)
Total deferred tax liabilities	(1,176.5)	(892.4)
Deferred tax liabilities, net	$(1,021.4)	$(789.9)

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

Operating loss carryforwards totaling $436.7 million at February 29, 2016, are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $404.3 million will expire in 2018 through 2036 and $32.4 million of operating losses in certain jurisdictions may be carried forward indefinitely.

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 29, 2016		February 28, 2015		February 28, 2014
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(in millions, except % of pretax income data)
Income tax provision at statutory rate	$525.4	35.0%	$412.8	35.0%	$770.8	35.0%
State and local income taxes, net of federal income tax benefit	23.1	1.5%	16.1	1.4%	14.8	0.7%
Net operating loss valuation allowance	2.3	0.2%	11.1	0.9%	16.3	0.8%
Earnings of subsidiaries taxed at other than U.S. statutory rate	(103.5)	(6.9%)	(86.4)	(7.3%)	(61.2)	(2.8%)
Impairment of nondeductible goodwill	—	—%	—	—%	97.5	4.4%
Gain on remeasurement to fair value of equity method investment	—	—%	—	—%	(574.7)	(26.1%)
Miscellaneous items, net	(6.7)	(0.5%)	(10.2)	(0.9%)	(4.3)	(0.2%)
Income tax provision at effective rate	$440.6	29.3%	$343.4	29.1%	$259.2	11.8%

For the years ended February 29, 2016, February 28, 2015, and February 28, 2014, the state and local income taxes, net of federal income tax benefit, includes benefits resulting from adjustments to the current and deferred state effective tax rates. These benefits include the recognition of prior period income tax refunds, decreases in uncertain tax positions and adjustments to the current and deferred state effective tax rates. The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision for incremental U.S. taxes on unremitted earnings of foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
(in millions)
Balance as of March 1	$85.5	$101.5	$100.6
Increases as a result of tax positions taken during a prior period	0.1	0.1	2.3
Decreases as a result of tax positions taken during a prior period	(1.2)	(4.0)	(3.3)
Increases as a result of tax positions taken during the current period	3.7	7.7	11.1
Decreases related to settlements with tax authorities	(54.7)	(13.9)	(6.7)
Decreases related to lapse of applicable statute of limitations	(3.0)	(5.9)	(2.5)
Balance as of last day of February	$30.4	$85.5	$101.5

As of February 29, 2016, and February 28, 2015, we had $32.3 million and $79.7 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded on our balance sheets. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

As of February 29, 2016, and February 28, 2015, we had $30.4 million and $85.5 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.

We file U.S. Federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Canada, Luxembourg, Mexico, New

Zealand and the U.S. Various U.S. Federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 29, 2016, we estimate that unrecognized tax benefit liabilities could change by a range of $1 million to $6 million. With few exceptions, we are no longer subject to U.S. Federal, state, local or foreign income tax examinations for fiscal years prior to February 28, 2009.
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

The Internal Revenue Service (“IRS”) concluded its examination of our fiscal years ended February 28, 2010, and February 28, 2011. We received a Revenue Agent’s Report (“RAR”) from the IRS proposing tax assessments for those years. We disagree with certain assessments in this report and have submitted a written protest stating our formal disagreement with the conclusions presented in the RAR. We believe that our position will be successfully sustained. For other items that were effectively settled, we reduced our liability for uncertain tax positions and recorded a tax benefit of $31.9 million for the second quarter of fiscal 2016. In addition, during the year ended February 29, 2016, various U.S. state and international examinations were finalized. In total, tax benefits of $51.0 million were recorded related to the resolution of certain tax positions in connection with those examinations and the expiration of statutes of limitation.

13.    COMMITMENTS AND CONTINGENCIES:

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

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for each of the five succeeding fiscal years and thereafter:

(in millions)
2017	$48.8
2018	39.9
2019	32.9
2020	28.6
2021	26.5
Thereafter	178.6
$355.3

Rental expense was $56.1 million, $58.9 million and $65.1 million for the years ended February 29, 2016, February 28, 2015, and February 28, 2014, respectively.

Purchase commitments and contingencies –
We have entered into various long-term contracts in the normal course of business for the purchase of (i)  certain inventory components, (ii)  property, plant and equipment and related contractor and manufacturing services, (iii)  processing and warehousing services and (iv)  certain energy requirements. As of February 29, 2016, the estimated aggregate minimum purchase obligations under these contracts are as follows:

	Type	Length of Commitment	Amount
(in millions)
Raw materials and supplies (1)	Grapes, packaging and other raw materials	through December 2027	$5,412.7
In-process inventories	Bulk wine	through July 2019	34.4
Finished case goods (2)	Beer	through June 2017	503.3
Capital expenditures (3)	Property, plant and equipment, and contractor and manufacturing services	through July 2019	784.8
Other (4)	Processing and warehousing services, energy contracts	through December 2027	127.0
			$6,862.2

(1)
Grape purchase contracts require the purchase of grape production yielded from a specified number of acres. The actual tonnage and price of grapes that we must purchase will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract.

(2)	Consists of a minimum purchase obligation under the interim supply agreement for finished goods in connection with our Mexican beer portfolio.

(3)
Consists of purchase commitments entered into primarily in connection with the expansion projects for the Nava Brewery and the glass production plant, and the construction of a brewery located in Mexicali, Baja California, Mexico.

(4)	Includes commitments to utilize outside services to process, package and/or store a minimum volume quantity, as well as for the purchase of certain energy requirements.

Indemnification liabilities –
In connection with a prior divestiture, we indemnified respective parties against certain liabilities that may arise related to certain contracts with certain investees of the divested business, a certain facility in the U.K. and certain income tax matters. During the year ended February 28, 2015, we were released from one of our guarantees, resulting in a gain of $7.5 million. This gain is included in selling, general and administrative expenses. As of February 29, 2016, and February 28, 2015, the carrying amount of these indemnification liabilities was $3.7 million and is included in other liabilities. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, we would be required to reimburse the indemnified party. As of February 29, 2016, we estimate that these indemnifications could require us to make potential future payments of up to $71.2 million under these indemnifications with $57.6 million of this amount able to be recovered by us from third parties under recourse provisions. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Employees covered by collective bargaining agreements –
Approximately 16% of our employees are covered by collective bargaining agreements at February 29, 2016. Agreements expiring within one year cover approximately 2% of our employees.

Legal matters –
In the course of our business, we are subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on our financial condition, results of operations or cash flows.

14.    STOCKHOLDERS’ EQUITY:

Common stock –
We have two classes of outstanding common stock with a material number of shares outstanding:  Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If we pay a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common Stock. However, our senior credit facility limits the cash dividends that we can pay on our common stock to a fixed amount per quarter but the fixed amount may be exceeded subject to various conditions set forth in the senior credit facility.

In addition, we have a class of common stock with an immaterial number of shares outstanding:  Class 1 Common Stock. Shares of Class 1 Common Stock generally have no voting rights. Class 1 Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Common Stock acquired upon conversion. Because shares of Class 1 Common Stock are convertible into shares of Class A Common Stock, for each share of Class 1 Common Stock issued, we must reserve one share of Class A Common Stock for issuance upon the conversion of the share of Class 1 Common Stock. Holders of Class 1 Common Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If we pay a cash dividend on Class 1 Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of cash dividend per share paid on Class 1 Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying a dividend on Class 1 Common Stock. The cash dividends declared and paid on Class B Convertible Common Stock and Class 1 Common Stock must always be the same.

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2013	242,064,514	28,517,035	37	80,799,298	5,005,800
Conversion of shares	80,507	(80,470)	(37)	—	—
Exercise of stock options	6,119,923	—	—	—	—
Employee stock purchases	—	—	—	(163,817)	—
Grant of restricted stock awards	—	—	—	(12,375)	—
Vesting of restricted stock units (1)	—	—	—	(121,539)	—
Vesting of performance share units (2)	—	—	—	(309,653)	—
Cancellation of restricted shares	—	—	—	33,661	—
Balance at February 28, 2014	248,264,944	28,436,565	—	80,225,575	5,005,800
Conversion of shares	46,957	(46,957)	—	—	—
Exercise of stock options	2,527,458	—	—	—	—
Employee stock purchases	—	—	—	(117,301)	—
Grant of restricted stock awards	—	—	—	(6,424)	—
Vesting of restricted stock units (1)	—	—	—	(140,396)	—
Vesting of performance share units (2)	—	—	—	(288,021)	—
Cancellation of restricted shares	—	—	—	8,426	—
Balance at February 28, 2015	250,839,359	28,389,608	—	79,681,859	5,005,800

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Share repurchases	—	—	—	246,143	—
Conversion of shares	31,079	(31,079)	—	—	—
Exercise of stock options	4,687,588	—	2,000	—	—
Employee stock purchases	—	—	—	(89,155)	—
Grant of restricted stock awards	—	—	—	(4,984)	—
Vesting of restricted stock units (1)	—	—	—	(157,052)	—
Vesting of performance share units (2)	—	—	—	(223,044)	—
Cancellation of restricted shares	—	—	—	244	—
Balance at February 29, 2016	255,558,026	28,358,529	2,000	79,454,011	5,005,800

(1)	Net of 112,851 shares, 101,499 shares and 96,767 shares withheld for the years ended February 29, 2016, February 28, 2015, and February 28, 2014, respectively, to satisfy tax withholding requirements.

(2)
Net of 216,396 shares, 248,499 shares and 267,577 shares withheld for the years ended February 29, 2016, February 28, 2015, and February 28, 2014, respectively, to satisfy tax withholding requirements.

Stock repurchases –
In April 2012, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which the 2013 Authorization would expire. Shares repurchased under the 2013 Authorization have become treasury shares.

As of February 29, 2016, total shares repurchased under this authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2013 Authorization	$1,000.0	$330.5	14,270,128

Common stock dividends –
In April 2016, our Board of Directors declared a quarterly cash dividend of $0.40 per share of Class A Common Stock, $0.36 per share of Class B Convertible Common Stock and $0.36 per share of Class 1 Common Stock payable in the first quarter of fiscal 2017.

15.    STOCK-BASED EMPLOYEE COMPENSATION:

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost and income tax benefits recognized for our stock-based awards are as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
(in millions)
Total compensation cost recognized in our results of operations	$54.0	$55.0	$49.9
Total income tax benefit recognized in our results of operations	$17.8	$18.7	$17.1

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

A summary of stock option activity, primarily under our Long-Term Stock Incentive Plan, is as follows:

	For the Years Ended
	February 29, 2016		February 28, 2015		February 28, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	13,613,615	$25.46	15,314,074	$21.82	20,264,078	$19.48
Granted	838,996	$117.17	881,584	$79.86	1,284,500	$48.79
Exercised	(4,689,588)	$22.25	(2,527,458)	$22.02	(6,119,923)	$19.63
Forfeited	(220,433)	$71.75	(52,779)	$42.79	(103,497)	$28.86
Expired	(1,197)	$21.02	(1,806)	$19.55	(11,084)	$18.79
Outstanding as of last day of February	9,541,393	$34.03	13,613,615	$25.46	15,314,074	$21.82
Exercisable	7,348,309	$21.37	10,499,030	$19.45	10,913,019	$18.91

As of February 29, 2016, the aggregate intrinsic value of our options outstanding and exercisable was $1,024.7 million and $882.2 million, respectively. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 5.1 years and 4.3 years, respectively.

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
(in millions)
Fair value of stock options vested	$20.1	$19.6	$20.5
Intrinsic value of stock options exercised	$514.9	$185.8	$235.5
Tax benefit realized from stock options exercised	$193.5	$62.2	$61.4

The weighted average grant-date fair value of stock options granted and the weighted average assumptions used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Grant-date fair value	$31.14	$27.77	$16.88
Expected life (1)	5.9 years	5.9 years	5.9 years
Expected volatility (2)	28.5%	32.4%	34.8%
Risk-free interest rate (3)	1.6%	2.1%	0.9%
Expected dividend yield (4)	1.1%	0.0%	0.0%

(1)	Based on historical experience of employees’ exercise behavior for similar type awards.

(2)	Based primarily on historical volatility levels of our Class A Common Stock.

(3)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

(4)	Based on the calculated yield on our Class A Common Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.

A summary of restricted Class A Common Stock activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 29, 2016		February 28, 2015		February 28, 2014
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Awards
Outstanding balance as of March 1, Nonvested	117,054	$25.15	408,744	$20.18	1,128,024	$17.16
Granted	4,984	$119.37	6,424	$87.13	12,375	$50.90
Vested	(116,810)	$25.16	(289,688)	$20.90	(697,994)	$15.90
Forfeited	(244)	$20.60	(8,426)	$20.43	(33,661)	$19.00
Outstanding balance as of last day of February, Nonvested	4,984	$119.37	117,054	$25.15	408,744	$20.18

Restricted Stock Units
Outstanding balance as of March 1, Nonvested	1,063,726	$51.16	1,104,580	$39.87	721,503	$23.65
Granted	230,742	$122.60	250,923	$80.72	656,710	$50.74
Vested	(269,903)	$44.48	(241,895)	$32.34	(218,306)	$21.30
Forfeited	(107,556)	$58.65	(49,882)	$41.05	(55,327)	$30.58
Outstanding balance as of last day of February, Nonvested	917,009	$70.23	1,063,726	$51.16	1,104,580	$39.87

	For the Years Ended
	February 29, 2016		February 28, 2015		February 28, 2014
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value

Performance Share Units
Outstanding balance as of March 1, Nonvested	617,684	$58.21	798,600	$39.67	729,010	$25.86
Granted	155,671	$146.25	108,290	$99.64	298,710	$57.88
Performance achievement (1)	219,720	$38.47	268,260	$21.65	379,780	$16.83
Vested	(439,440)	$38.47	(536,520)	$21.65	(577,230)	$16.88
Forfeited	(52,374)	$75.42	(20,946)	$47.21	(31,670)	$34.98
Outstanding balance as of last day of February, Nonvested	501,261	$92.41	617,684	$58.21	798,600	$39.67

(1)	Reflects the number of awards achieved above target levels based on actual performance measured at the end of the performance period.

The fair value of shares vested for our restricted Class A Common Stock awards is as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
(in millions)
Restricted stock awards	$13.7	$23.6	$34.4
Restricted stock units	$31.7	$19.7	$10.7
Performance share units	$51.5	$43.6	$28.5

The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average assumptions used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Grant-date fair value	$153.64	$101.05	$66.33
Grant-date price	$117.08	$79.61	$48.89
Performance period	3.0 years	3.0 years	3.0 years
Expected volatility (1)	33.5%	38.2%	38.7%
Risk-free interest rate (2)	0.9%	0.8%	0.4%
Expected dividend yield (3)	0.0%	0.0%	0.0%

(1)	Based primarily on historical volatility levels of our Class A Common Stock.

(2)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.

(3)	No expected dividend yield for the year ended February 29, 2016, as units granted earn dividend equivalents.

Employee stock purchase plan –
We have a stock purchase plan (the “Employee Stock Purchase Plan”) under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 29, 2016, February 28,

2015, and February 28, 2014, employees purchased 89,155 shares, 117,301 shares and 163,817 shares, respectively, under this plan.

Other –
As of February 29, 2016, there was $83.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 2.4 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

16.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

The computation of basic and diluted net income per common share is as follows:

	For the Years Ended
	February 29, 2016		February 28, 2015		February 28, 2014
	Common Stock		Common Stock		Common Stock
	Class A	Class B	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$940.0	$114.9	$745.6	$93.7	$1,720.2	$222.9
Conversion of Class B common shares into Class A common shares	114.9	—	93.7	—	222.9	—
Effect of stock-based awards on allocated net income	—	(3.1)	—	(4.0)	—	(10.8)
Net income attributable to CBI allocated – diluted	$1,054.9	$111.8	$839.3	$89.7	$1,943.1	$212.1

Weighted average common shares outstanding – basic	173.383	23.363	169.325	23.397	164.687	23.467
Conversion of Class B common shares into Class A common shares	23.363	—	23.397	—	23.467	—
Stock-based awards, primarily stock options	7.075	—	8.502	—	9.416	—
Weighted average common shares outstanding – diluted	203.821	23.363	201.224	23.397	197.570	23.467

Net income per common share attributable to CBI – basic	$5.42	$4.92	$4.40	$4.00	$10.45	$9.50
Net income per common share attributable to CBI – diluted	$5.18	$4.79	$4.17	$3.83	$9.83	$9.04

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

Other comprehensive loss attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2014
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(63.2)	$(3.6)	$(66.8)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(63.2)	(3.6)	(66.8)
Unrealized gain on cash flow hedges:
Net derivative gains	9.8	(2.7)	7.1
Reclassification adjustments	7.8	(3.6)	4.2
Net gain recognized in other comprehensive loss	17.6	(6.3)	11.3
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(2.8)	(0.3)	(3.1)
Reclassification adjustments	(0.1)	0.3	0.2
Net loss recognized in other comprehensive loss	(2.9)	—	(2.9)
Pension/postretirement adjustments:
Net actuarial gains	15.4	(4.0)	11.4
Reclassification adjustments	1.1	(0.2)	0.9
Net gain recognized in other comprehensive loss	16.5	(4.2)	12.3
Other comprehensive loss attributable to CBI	$(32.0)	$(14.1)	$(46.1)

For the Year Ended February 28, 2015
Other comprehensive loss attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(203.3)	$13.6	$(189.7)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(203.3)	13.6	(189.7)
Unrealized loss on cash flow hedges:
Net derivative losses	(33.6)	9.6	(24.0)
Reclassification adjustments	6.8	(3.0)	3.8
Net loss recognized in other comprehensive loss	(26.8)	6.6	(20.2)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(1.0)	—	(1.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(1.0)	—	(1.0)
Pension/postretirement adjustments:
Net actuarial losses	(8.1)	2.1	(6.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(8.1)	2.1	(6.0)
Other comprehensive loss attributable to CBI	$(239.2)	$22.3	$(216.9)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 29, 2016
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(310.7)	$6.3	$(304.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(310.7)	6.3	(304.4)
Unrealized loss on cash flow hedges:
Net derivative losses	(59.8)	16.5	(43.3)
Reclassification adjustments	37.3	(11.0)	26.3
Net loss recognized in other comprehensive loss	(22.5)	5.5	(17.0)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.4)	—	(0.4)
Reclassification adjustments	0.1	—	0.1
Net loss recognized in other comprehensive loss	(0.3)	—	(0.3)
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	—	(0.1)
Reclassification adjustments	0.5	(0.3)	0.2
Net gain recognized in other comprehensive loss	0.4	(0.3)	0.1
Other comprehensive loss attributable to CBI	$(333.1)	$11.5	$(321.6)

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 28, 2015	$(86.1)	$(29.1)	$(2.5)	$(13.2)	$(130.9)
Other comprehensive income (loss):
Other comprehensive loss before reclassification adjustments	(304.4)	(43.3)	(0.4)	(0.1)	(348.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	26.3	0.1	0.2	26.6
Other comprehensive income (loss)	(304.4)	(17.0)	(0.3)	0.1	(321.6)
Balance, February 29, 2016	$(390.5)	$(46.1)	$(2.8)	$(13.1)	$(452.5)

18.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Net sales to our five largest customers represented 31.7%, 33.7% and 36.6% of our net sales for the years ended February 29, 2016, February 28, 2015, and February 28, 2014, respectively. Net sales to our five largest customers are expected to continue to represent a significant portion of our revenues. Net sales to an individual customer which amount to 10% or more of our net sales, and the associated amounts receivable from this customer as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Southern Wine and Spirits
Net sales	13.4%	15.4%	18.4%
Accounts receivable	32.0%	24.4%	26.6%

Net sales for the above customer are primarily reported within the Wine and Spirits segment. Our arrangements with certain of our customers may, generally, be terminated by either party with prior notice. The majority of our accounts receivable balance is generated from sales to independent distributors with whom we have a predetermined collection date arranged through electronic funds transfer. We perform ongoing credit evaluations of our customers’ financial position, and management is of the opinion that any risk of significant loss is reduced due to the diversity of our customers and geographic sales area.

19.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of February 29, 2016, and February 28, 2015, the condensed consolidating statements of comprehensive income for the years ended February 29, 2016, February 28, 2015, and February 28, 2014, and the condensed consolidating statements of cash flows for the years ended February 29, 2016, February 28, 2015, and February 28, 2014, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial statements for our Subsidiary Guarantors are not presented because we have determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 29, 2016
Current assets:
Cash and cash equivalents	$6.0	$4.2	$72.9	$—	$83.1
Accounts receivable	0.4	22.3	709.8	—	732.5
Inventories	151.6	1,483.5	344.0	(127.5)	1,851.6
Intercompany receivable	17,459.3	23,758.9	9,393.5	(50,611.7)	—
Prepaid expenses and other	29.6	67.8	281.1	(68.1)	310.4
Total current assets	17,646.9	25,336.7	10,801.3	(50,807.3)	2,977.6
Property, plant and equipment	63.2	879.8	2,390.4	—	3,333.4
Investments in subsidiaries	13,047.2	19.0	—	(13,066.2)	—
Goodwill	—	6,376.4	762.2	—	7,138.6
Intangible assets	—	970.9	2,430.8	2.1	3,403.8
Intercompany notes receivable	4,705.9	86.6	—	(4,792.5)	—
Other assets	20.0	69.6	22.0	—	111.6
Total assets	$35,483.2	$33,739.0	$16,406.7	$(68,663.9)	$16,965.0

Current liabilities:
Notes payable to banks	$—	$—	$408.3	$—	$408.3
Current maturities of long-term debt	765.6	18.0	73.1	—	856.7
Accounts payable	37.7	100.7	290.9	—	429.3
Accrued excise taxes	14.7	14.7	4.2	—	33.6
Intercompany payable	22,293.3	19,018.6	9,299.8	(50,611.7)	—
Other accrued expenses and liabilities	349.1	185.1	119.4	(109.2)	544.4
Total current liabilities	23,460.4	19,337.1	10,195.7	(50,720.9)	2,272.3
Long-term debt, less current maturities	5,421.4	26.3	1,368.5	—	6,816.2
Deferred income taxes	11.9	734.8	275.5	—	1,022.2
Intercompany notes payable	—	4,776.6	15.9	(4,792.5)	—
Other liabilities	29.9	39.1	93.5	—	162.5
Total liabilities	28,923.6	24,913.9	11,949.1	(55,513.4)	10,273.2
Total CBI stockholders’ equity	6,559.6	8,825.1	4,325.4	(13,150.5)	6,559.6
Noncontrolling interests	—	—	132.2	—	132.2
Total stockholders’ equity	6,559.6	8,825.1	4,457.6	(13,150.5)	6,691.8
Total liabilities and stockholders’ equity	$35,483.2	$33,739.0	$16,406.7	$(68,663.9)	$16,965.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2015
Current assets:
Cash and cash equivalents	$24.5	$0.7	$84.9	$—	$110.1
Accounts receivable	0.8	27.3	570.8	—	598.9
Inventories	153.3	1,419.0	357.7	(102.8)	1,827.2
Intercompany receivable	13,158.7	18,389.9	6,512.0	(38,060.6)	—
Prepaid expenses and other	46.2	94.0	427.0	(192.6)	374.6
Total current assets	13,383.5	19,930.9	7,952.4	(38,356.0)	2,910.8
Property, plant and equipment	59.3	854.5	1,767.8	—	2,681.6
Investments in subsidiaries	11,657.2	13.8	—	(11,671.0)	—
Goodwill	—	5,411.3	796.9	—	6,208.2
Intangible assets	—	703.3	2,474.3	3.4	3,181.0
Intercompany notes receivable	4,087.3	129.9	—	(4,217.2)	—
Other assets	18.0	68.4	25.0	—	111.4
Total assets	$29,205.3	$27,112.1	$13,016.4	$(54,240.8)	$15,093.0

Current liabilities:
Notes payable to banks	$—	$—	$52.4	$—	$52.4
Current maturities of long-term debt	92.3	16.9	48.9	—	158.1
Accounts payable	41.2	113.2	131.4	—	285.8
Accrued excise taxes	12.6	11.3	4.8	—	28.7
Intercompany payable	17,206.7	14,201.6	6,652.3	(38,060.6)	—
Other accrued expenses and liabilities	462.5	211.2	156.9	(224.9)	605.7
Total current liabilities	17,815.3	14,554.2	7,046.7	(38,285.5)	1,130.7
Long-term debt, less current maturities	5,558.0	30.9	1,497.1	—	7,086.0
Deferred income taxes	17.6	633.6	167.7	—	818.9
Intercompany notes payable	—	3,863.4	353.8	(4,217.2)	—
Other liabilities	43.7	36.7	95.7	—	176.1
Total liabilities	23,434.6	19,118.8	9,161.0	(42,502.7)	9,211.7
Total CBI stockholders’ equity	5,770.7	7,993.3	3,744.8	(11,738.1)	5,770.7
Noncontrolling interests	—	—	110.6	—	110.6
Total stockholders’ equity	5,770.7	7,993.3	3,855.4	(11,738.1)	5,881.3
Total liabilities and stockholders’ equity	$29,205.3	$27,112.1	$13,016.4	$(54,240.8)	$15,093.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 29, 2016
Sales	$2,522.8	$5,614.9	$3,024.5	$(3,938.4)	$7,223.8
Less – excise taxes	(332.6)	(281.1)	(61.7)	—	(675.4)
Net sales	2,190.2	5,333.8	2,962.8	(3,938.4)	6,548.4
Cost of product sold	(1,759.6)	(3,906.2)	(1,823.8)	3,883.5	(3,606.1)
Gross profit	430.6	1,427.6	1,139.0	(54.9)	2,942.3
Selling, general and administrative expenses	(378.4)	(652.6)	(176.5)	30.3	(1,177.2)
Operating income	52.2	775.0	962.5	(24.6)	1,765.1
Equity in earnings of equity method investees and subsidiaries	1,224.2	31.2	0.5	(1,229.3)	26.6
Dividend income	—	—	24.5	—	24.5
Interest income	0.2	—	0.6	—	0.8
Intercompany interest income	191.4	268.0	0.1	(459.5)	—
Interest expense	(290.1)	(0.2)	(24.4)	—	(314.7)
Intercompany interest expense	(267.4)	(191.3)	(0.8)	459.5	—
Loss on write-off of debt issuance costs	(0.4)	—	(0.7)	—	(1.1)
Income before income taxes	910.1	882.7	962.3	(1,253.9)	1,501.2
(Provision for) benefit from income taxes	144.8	(346.3)	(247.4)	8.3	(440.6)
Net income	1,054.9	536.4	714.9	(1,245.6)	1,060.6
Net income attributable to noncontrolling interests	—	—	(5.7)	—	(5.7)
Net income attributable to CBI	$1,054.9	$536.4	$709.2	$(1,245.6)	$1,054.9

Comprehensive income attributable to CBI	$733.3	$531.9	$383.7	$(915.6)	$733.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2015
Sales	$2,406.4	$5,078.3	$3,004.1	$(3,816.7)	$6,672.1
Less – excise taxes	(324.8)	(251.6)	(67.7)	—	(644.1)
Net sales	2,081.6	4,826.7	2,936.4	(3,816.7)	6,028.0
Cost of product sold	(1,678.4)	(3,629.0)	(1,870.3)	3,728.3	(3,449.4)
Gross profit	403.2	1,197.7	1,066.1	(88.4)	2,578.6
Selling, general and administrative expenses	(388.2)	(470.1)	(273.4)	53.3	(1,078.4)
Operating income	15.0	727.6	792.7	(35.1)	1,500.2
Equity in earnings of equity method investees and subsidiaries	828.0	24.6	1.2	(832.3)	21.5
Interest income	0.1	—	1.3	—	1.4
Intercompany interest income	177.8	222.7	—	(400.5)	—
Interest expense	(296.4)	(1.4)	(41.3)	—	(339.1)
Intercompany interest expense	(222.0)	(177.6)	(0.9)	400.5	—
Loss on write-off of debt issuance costs	—	—	(4.4)	—	(4.4)
Income before income taxes	502.5	795.9	748.6	(867.4)	1,179.6
(Provision for) benefit from income taxes	336.8	(295.5)	(395.7)	11.0	(343.4)
Net income	839.3	500.4	352.9	(856.4)	836.2
Net loss attributable to noncontrolling interests	—	—	3.1	—	3.1
Net income attributable to CBI	$839.3	$500.4	$356.0	$(856.4)	$839.3

Comprehensive income attributable to CBI	$622.4	$503.7	$132.2	$(635.9)	$622.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2014
Sales	$2,351.8	$3,868.3	$2,093.9	$(2,903.0)	$5,411.0
Less – excise taxes	(317.3)	(155.9)	(70.1)	—	(543.3)
Net sales	2,034.5	3,712.4	2,023.8	(2,903.0)	4,867.7
Cost of product sold	(1,730.3)	(2,661.6)	(1,312.1)	2,828.0	(2,876.0)
Gross profit	304.2	1,050.8	711.7	(75.0)	1,991.7
Selling, general and administrative expenses	(395.4)	(361.7)	(155.0)	17.0	(895.1)
Impairment of goodwill and intangible assets	—	—	(300.9)	—	(300.9)
Gain on remeasurement to fair value of equity method investment	—	1,642.0	—	—	1,642.0
Operating income (loss)	(91.2)	2,331.1	255.8	(58.0)	2,437.7
Equity in earnings of equity method investees and subsidiaries	2,219.2	92.7	0.6	(2,224.7)	87.8
Interest income	0.1	—	7.6	—	7.7
Intercompany interest income	152.4	168.5	1.5	(322.4)	—
Interest expense	(283.2)	(2.5)	(45.2)	—	(330.9)
Intercompany interest expense	(168.1)	(153.6)	(0.7)	322.4	—
Income before income taxes	1,829.2	2,436.2	219.6	(2,282.7)	2,202.3
(Provision for) benefit from income taxes	113.9	(292.5)	(100.1)	19.5	(259.2)
Net income	1,943.1	2,143.7	119.5	(2,263.2)	1,943.1
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to CBI	$1,943.1	$2,143.7	$119.5	$(2,263.2)	$1,943.1

Comprehensive income attributable to CBI	$1,897.0	$2,167.7	$64.0	$(2,231.7)	$1,897.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2016
Net cash provided by (used in) operating activities	$(476.2)	$1,249.6	$667.8	$(27.5)	$1,413.7

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	—	(1,314.7)	(1.7)	—	(1,316.4)
Purchases of property, plant and equipment	(14.1)	(61.6)	(815.6)	—	(891.3)
Net proceeds from intercompany notes	143.9	44.9	—	(188.8)	—
Net investments in equity affiliates	(550.1)	—	—	550.1	—
Other investing activities	3.5	0.2	(3.4)	—	0.3
Net cash used in investing activities	(416.8)	(1,331.2)	(820.7)	361.3	(2,207.4)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(88.8)	88.8	—
Net contributions from equity affiliates	60.9	266.8	283.7	(611.4)	—
Net proceeds from (repayments of) intercompany notes	250.4	(106.4)	(332.8)	188.8	—
Proceeds from issuance of long-term debt	600.0	—	10.0	—	610.0
Net proceeds from notes payable	—	—	360.6	—	360.6
Excess tax benefits from stock-based payment awards	203.4	—	—	—	203.4
Proceeds from shares issued under equity compensation plans	113.0	—	—	—	113.0
Proceeds from noncontrolling interests	—	—	25.0	—	25.0
Dividends paid	(241.6)	—	—	—	(241.6)
Principal payments of long-term debt	(64.5)	(39.4)	(104.8)	—	(208.7)
Payments of minimum tax withholdings on stock-based payment awards	—	(35.9)	(2.7)	—	(38.6)
Purchases of treasury stock	(33.8)	—	—	—	(33.8)
Payments of debt issuance costs	(13.3)	—	—	—	(13.3)
Net cash provided by financing activities	874.5	85.1	150.2	(333.8)	776.0

Effect of exchange rate changes on cash and cash equivalents	—	—	(9.3)	—	(9.3)

Net increase (decrease) in cash and cash equivalents	(18.5)	3.5	(12.0)	—	(27.0)
Cash and cash equivalents, beginning of year	24.5	0.7	84.9	—	110.1
Cash and cash equivalents, end of year	$6.0	$4.2	$72.9	$—	$83.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2015
Net cash provided by (used in) operating activities	$(553.6)	$784.5	$850.1	$—	$1,081.0

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	—	—	(310.3)	—	(310.3)
Purchases of property, plant and equipment	(23.1)	(83.7)	(612.6)	—	(719.4)
Net proceeds from intercompany notes	485.4	—	—	(485.4)	—
Net investments in equity affiliates	(2.6)	—	—	2.6	—
Other investing activities	(0.1)	(5.6)	19.5	—	13.8
Net cash provided by (used in) investing activities	459.6	(89.3)	(903.4)	(482.8)	(1,015.9)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(38.8)	38.8	—
Net contributions from (returns of capital to) equity affiliates	—	(31.5)	72.9	(41.4)	—
Net proceeds from (repayments of) intercompany notes	(262.8)	(618.1)	395.5	485.4	—
Proceeds from issuance of long-term debt	800.0	—	105.0	—	905.0
Net proceeds from notes payable	—	—	13.1	—	13.1
Excess tax benefits from stock-based payment awards	78.0	—	—	—	78.0
Proceeds from shares issued under equity compensation plans	63.7	—	—	—	63.7
Proceeds from noncontrolling interests	—	—	115.0	—	115.0
Principal payments of long-term debt	(549.2)	(19.6)	(36.9)	—	(605.7)
Payments of minimum tax withholdings on stock-based payment awards	—	(26.1)	(2.3)	—	(28.4)
Payments of debt issuance costs	(11.7)	—	(2.1)	—	(13.8)
Payment of delayed purchase price arrangement	—	—	(543.3)	—	(543.3)
Net cash provided by (used in) financing activities	118.0	(695.3)	78.1	482.8	(16.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2.5)	—	(2.5)

Net increase (decrease) in cash and cash equivalents	24.0	(0.1)	22.3	—	46.2
Cash and cash equivalents, beginning of year	0.5	0.8	62.6	—	63.9
Cash and cash equivalents, end of year	$24.5	$0.7	$84.9	$—	$110.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2014
Net cash provided by (used in) operating activities	$(466.1)	$1,070.7	$240.4	$(18.8)	$826.2

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(1,770.0)	(2,911.3)	—	(4,681.3)
Purchases of property, plant and equipment	(5.4)	(61.4)	(156.7)	—	(223.5)
Net proceeds from intercompany notes	972.6	—	—	(972.6)	—
Net returns of capital from (investments in) equity affiliates	(1,133.2)	(5.1)	0.1	1,138.2	—
Other investing activities	—	2.4	38.6	—	41.0
Net cash used in investing activities	(166.0)	(1,834.1)	(3,029.3)	165.6	(4,863.8)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(84.3)	84.3	—
Net contributions from (returns of capital to) equity affiliates	—	(172.8)	1,376.5	(1,203.7)	—
Net proceeds from (repayments of) intercompany notes	(1,850.1)	972.9	(95.4)	972.6	—
Proceeds from issuance of long-term debt	2,225.0	—	1,500.0	—	3,725.0
Net proceeds from notes payable	—	—	57.3	—	57.3
Excess tax benefits from stock-based payment awards	65.4	—	—	—	65.4
Proceeds from shares issued under equity compensation plans	125.9	—	—	—	125.9
Principal payments of long-term debt	(49.8)	(20.2)	(26.4)	—	(96.4)
Payments of minimum tax withholdings on stock-based payment awards	—	(16.4)	(1.6)	—	(18.0)
Payments of debt issuance costs	(69.6)	—	(12.6)	—	(82.2)
Net cash provided by financing activities	446.8	763.5	2,713.5	(146.8)	3,777.0

Effect of exchange rate changes on cash and cash equivalents	—	—	(7.0)	—	(7.0)

Net increase (decrease) in cash and cash equivalents	(185.3)	0.1	(82.4)	—	(267.6)
Cash and cash equivalents, beginning of year	185.8	0.7	145.0	—	331.5
Cash and cash equivalents, end of year	$0.5	$0.8	$62.6	$—	$63.9

20.    BUSINESS SEGMENT INFORMATION:

Prior to the Beer Business Acquisition, Crown Imports was one of our reportable segments. In connection with the Beer Business Acquisition and the resulting consolidation of the acquired businesses from the date of acquisition, the Crown Imports segment, together with the Brewery Purchase, is now known as the Beer segment. Accordingly, our internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and we report our operating results in three segments:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. In the Beer segment, our portfolio consists of high-end imported and craft beer brands. We have an exclusive perpetual brand license to import, market and sell in the U.S. our Mexican beer portfolio. In the Wine and Spirits segment, we sell a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium and luxury categories, primarily within the $5 to $25 price range at U.S. retail – complemented by certain premium spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, human resources, internal audit, investor relations, legal, public relations and information technology. The amounts included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our chief operating decision maker’s evaluation of the operating income performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting.

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(48.1)	$(32.7)	$1.5
Amortization of favorable interim supply agreement	(31.7)	(28.4)	(6.0)
Flow through of inventory step-up	(18.4)	—	(11.0)
Settlements of undesignated commodity derivative contracts	29.5	4.4	(0.5)
Other losses	—	(2.8)	—
Total cost of product sold	(68.7)	(59.5)	(16.0)

Selling, general and administrative expenses
Restructuring and related charges	(16.4)	—	2.8
Transaction, integration and other acquisition-related costs	(15.4)	(30.5)	(51.5)
Other gains (losses)	—	7.2	(7.0)
Total selling, general and administrative expenses	(31.8)	(23.3)	(55.7)

Impairment of goodwill and intangible assets	—	—	(300.9)

Gain on remeasurement to fair value of equity method investment	—	—	1,642.0

Comparable Adjustments, Operating income (loss)	$(100.5)	$(82.8)	$1,269.4

The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. Segment information is as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
(in millions)
Beer
Net sales	$3,622.6	$3,188.6	$2,835.6
Segment operating income	$1,264.1	$1,017.8	$772.9
Long-lived tangible assets	$2,187.8	$1,485.6	$801.3
Total assets	$9,900.7	$8,281.0	$7,420.8
Capital expenditures	$800.3	$587.3	$137.3
Depreciation and amortization	$61.5	$45.4	$29.6

Wine and Spirits
Net sales:
Wine	$2,591.4	$2,523.4	$2,554.2
Spirits	334.4	316.0	291.3
Net sales	$2,925.8	$2,839.4	$2,845.5
Segment operating income	$727.0	$674.3	$637.8
Earnings from unconsolidated investments	$26.6	$21.5	$17.6
Long-lived tangible assets	$1,039.8	$1,071.8	$1,097.4
Investments in equity method investees	$76.2	$73.5	$73.3
Total assets	$6,770.4	$6,508.2	$6,515.5
Capital expenditures	$81.7	$96.8	$71.7
Depreciation and amortization	$100.2	$100.0	$96.7

Corporate Operations and Other
Segment operating loss	$(125.5)	$(109.1)	$(99.8)
Long-lived tangible assets	$105.8	$124.2	$115.6
Investments in equity method investees	$6.0	$—	$—
Total assets	$293.9	$303.8	$365.8
Capital expenditures	$9.3	$35.3	$14.8
Depreciation and amortization	$27.6	$28.2	$23.5

Comparable Adjustments
Operating income (loss)	$(100.5)	$(82.8)	$1,269.4
Earnings (losses) from unconsolidated investments	$24.5	$—	$(0.1)
Depreciation and amortization	$31.7	$28.4	$6.0

Consolidation and Eliminations
Net sales	$—	$—	$(813.4)
Operating income	$—	$—	$(142.6)
Equity in earnings of Crown Imports	$—	$—	$70.3
Capital expenditures	$—	$—	$(0.3)
Depreciation and amortization	$—	$—	$(0.5)

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
(in millions)
Consolidated
Net sales	$6,548.4	$6,028.0	$4,867.7
Operating income	$1,765.1	$1,500.2	$2,437.7
Earnings from unconsolidated investments	$51.1	$21.5	$87.8
Long-lived tangible assets	$3,333.4	$2,681.6	$2,014.3
Investments in equity method investees	$82.2	$73.5	$73.3
Total assets	$16,965.0	$15,093.0	$14,302.1
Capital expenditures	$891.3	$719.4	$223.5
Depreciation and amortization	$221.0	$202.0	$155.3

Earnings from unconsolidated investments consist of equity in earnings from equity method investees of $26.6 million, $21.5 million and $87.8 million for the years ended February 29, 2016, February 28, 2015, and February 28, 2014, respectively, and dividend income from a retained interest in a previously divested business of $24.5 million for the year ended February 29, 2016.

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in Canada, New Zealand and Italy for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer.

Geographic data is as follows:

	For the Years Ended
	February 29, 2016	February 28, 2015	February 28, 2014
(in millions)
Net sales
U.S.	$5,960.9	$5,360.0	$4,169.8
Non-U.S. (primarily Canada)	587.5	668.0	697.9
	$6,548.4	$6,028.0	$4,867.7

	February 29, 2016	February 28, 2015
(in millions)
Long-lived tangible assets
U.S.	$933.3	$909.7
Non-U.S. (primarily Mexico)	2,400.1	1,771.9
	$3,333.4	$2,681.6

21.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

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

Leases –
In February 2016, the FASB issued guidance for the accounting for leases. Under this guidance, a lessee will recognize assets and liabilities for most leases, but will recognize expense similar to current lease accounting guidance. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. We are required to adopt this guidance for our annual and interim periods beginning March 1, 2019, using a modified retrospective approach. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

Stock compensation –
In March 2016, the FASB issued guidance for the accounting for certain aspects of share-based payment transactions. The guidance requires, among other things, the recognition of the income tax effect of awards in the income statement when the awards vest or are settled, thereby eliminating the recording of the income tax effect in additional paid-in capital. The guidance also requires cash flows from excess tax benefits along with other income tax cash flows to be classified as cash flows from operating activities. We are required to adopt this guidance for our annual and interim periods beginning March 1, 2017. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

22.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	May 31, 2015	August 31, 2015	November 30, 2015	February 29, 2016	Full Year
(in millions, except per share data)
Fiscal 2016
Net sales	$1,631.3	$1,733.4	$1,640.5	$1,543.2	$6,548.4
Gross profit	$737.1	$775.6	$733.5	$696.1	$2,942.3
Net income attributable to CBI	$238.6	$302.4	$270.5	$243.4	$1,054.9
Net income per common share attributable to CBI (1):
Basic – Class A Common Stock	$1.24	$1.56	$1.39	$1.23	$5.42
Basic – Class B Convertible Common Stock	$1.12	$1.42	$1.26	$1.12	$4.92
Diluted – Class A Common Stock	$1.18	$1.49	$1.33	$1.19	$5.18
Diluted – Class B Convertible Common Stock	$1.09	$1.38	$1.22	$1.10	$4.79

	QUARTER ENDED
	May 31, 2014	August 31, 2014	November 30, 2014	February 28, 2015	Full Year
(in millions, except per share data)
Fiscal 2015
Net sales	$1,526.0	$1,604.1	$1,541.7	$1,356.2	$6,028.0
Gross profit	$670.1	$672.0	$638.9	$597.6	$2,578.6
Net income attributable to CBI	$206.7	$195.8	$222.2	$214.6	$839.3
Net income per common share attributable to CBI (1):
Basic – Class A Common Stock	$1.09	$1.03	$1.16	$1.12	$4.40
Basic – Class B Convertible Common Stock	$0.99	$0.93	$1.06	$1.02	$4.00
Diluted – Class A Common Stock	$1.03	$0.98	$1.10	$1.06	$4.17
Diluted – Class B Convertible Common Stock	$0.95	$0.90	$1.01	$0.98	$3.83

(1)
The sum of the quarterly net income per common share for Fiscal 2016 and Fiscal 2015 may not equal the total computed for the respective years as the net income per common share is computed independently for each of the quarters presented and for the full year.

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

Internal Control over Financial Reporting

(a)	See page 53 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 52 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, our independent registered public accounting firm, which is incorporated herein by reference.

(c)
In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)), no changes were identified in our internal control over financial reporting during our fiscal quarter ended February 29, 2016 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 20, 2016, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 20, 2016, under those sections of the Proxy Statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 20, 2016, under that section of the Proxy Statement to be titled “Beneficial Ownership.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 29, 2016. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,232,371	(1)	$34.03	(2)	15,599,645	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	11,232,371		$34.03		15,599,645

(1)
Includes 773,969 shares of unvested performance share units and 917,009 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, which ranges from 100% to 200% of the target shares granted. We currently estimate that 233,740 of the target shares granted will be awarded at 200% of target and 267,521 of the target shares granted will be awarded at 100% of target based upon our expectations as of February 29, 2016, regarding the achievement of specified performance targets.

(2)	Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.

(3)
Includes 1,652,551 shares of Class A Common Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 39,200 shares are subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 20, 2016, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 20, 2016, under that section of the Proxy Statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets – February 29, 2016, and February 28, 2015

Consolidated Statements of Comprehensive Income for the years ended February 29, 2016, February 28, 2015, and February 28, 2014

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 29, 2016, February 28, 2015, and February 28, 2014

Consolidated Statements of Cash Flows for the years ended February 29, 2016, February 28, 2015, and February 28, 2014

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 112 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 25, 2016	CONSTELLATION BRANDS, INC.

	By:	/s/ Robert Sands
Robert Sands, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands	/s/ David Klein
Robert Sands, Director, President and Chief Executive Officer (principal executive officer)	David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
April 25, 2016	April 25, 2016

/s/ Richard Sands	/s/ Jerry Fowden
Richard Sands, Director and Chairman of the Board	Jerry Fowden, Director
April 25, 2016	April 25, 2016

/s/ Barry A. Fromberg	/s/ Robert L. Hanson
Barry A. Fromberg, Director	Robert L. Hanson, Director
April 25, 2016	April 25, 2016

/s/ Ernesto M. Hernández	/s/ James A. Locke III
Ernesto M. Hernández, Director	James A. Locke III, Director
April 25, 2016	April 25, 2016

/s/ Daniel J. McCarthy	/s/ Judy A. Schmeling
Daniel J. McCarthy, Director	Judy A. Schmeling, Director
April 25, 2016	April 25, 2016

/s/ Keith E. Wandell
Keith E. Wandell, Director
April 25, 2016

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

4.10
Supplemental Indenture No. 9, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and The Bank of New York Mellon Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

4.11
Indenture, with respect to 7.25% Senior Notes due May 2017, dated May 14, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2007, filed May 14, 2007 and incorporated herein by reference). #

4.12
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

4.13
Supplemental Indenture No. 2, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference). #

4.14
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

4.16
Supplemental Indenture No. 5, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc. and The Bank of New York Mellon Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed herewith).

4.17
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

4.18
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

4.19
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

4.21
Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

4.22
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

4.24
Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference).

4.25
Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturer’s and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current report on Form 8-K, dated December 4, 2015, filed December 8, 2015 and incorporated herein by reference).

4.26	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and Manufacturers and Traders Trust Company, as Trustee (filed herewith).

4.27
Restatement Agreement, dated as of May 28, 2014, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders party thereto, including Third Amended and Restated Credit Agreement dated as of May 28, 2014, among the Company, CIH International S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

4.28
Amendment No. 1, dated as of August 20, 2014, to the Third Amended and Restated Credit Agreement dated as of May 28, 2014, among the Company, CIH International S.à r.l., CI Cerveza S.à r.l., the Guarantors, Bank of America, N.A., as administrative agent, and the Lenders party to the Amendment (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 20, 2014, filed August 25, 2014 and incorporated herein by reference).

4.29
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

4.30
Restatement Agreement, dated as of March 10, 2016, by and among the Company, CIH International S.à r.l., CIH Holdings S.à r.l., CI Cerveza S.à r.l., the Guarantors, Bank of America, N.A., as administrative agent, and the Lenders party thereto, including the Fourth Amended and Restated Credit Agreement dated as of March 10, 2016, by and among the Company, CIH International S.à r.l., CIH Holdings S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2016, filed March 15, 2016 and incorporated herein by reference).

4.31
Joinder Agreement, dated as of June 7, 2013, between CIH International S.à r.l., and Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

10.1
Marvin Sands Split Dollar Insurance Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and also filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 and incorporated herein by reference). #

10.2
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *

10.3
Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.4
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference). *#

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.6
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007 and before April 1, 2008) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.7
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.8
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference). *#

10.9
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.10
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 28, 2014) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference). *

10.11
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *

10.12
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants before April 6, 2009) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, filed April 7, 2008 and incorporated herein by reference). *#

10.13
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference). *#

10.14
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.15
Form of Restricted Stock Award Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2011) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 5, 2011, filed April 8, 2011 and incorporated herein by reference). *#

10.16
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 26, 2013) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference). *

10.17
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 26, 2013 and before April 28, 2014) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference). *

10.18
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *

10.19
Form of Restricted Stock Unit Agreement with respect to Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference). *

10.20
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *

10.21
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (providing for ratable vesting over three years) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.22
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards before April 5, 2011) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.23
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 5, 2011 and before April 3, 2012) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 5, 2011, filed April 8, 2011 and incorporated herein by reference). *#

10.24
Final Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 3, 2012 and before April 26, 2013) (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference). *

10.25
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 26, 2013 and before April 28, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference). *

10.26
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *

10.27
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference). *

10.28
Form of Performance Share Unit Agreement for Non-Executive Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.29
Form of Performance Share Unit Agreement for Non-Executive Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2015 and incorporated herein by reference). *

10.30
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to brewery expansion awards) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *

10.31
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to specified performance criteria) (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.32
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference). *#

10.33
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 17, 2008) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.34
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.35
Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference). *#

10.36
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference). *#

10.37
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012 and before July 23, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *

10.38
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *

10.39
Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants before July 22, 2010) (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and incorporated herein by reference). *#

10.40
Form of Restricted Stock Agreement for Directors with respect to a pro rata award of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference). *#

10.41
Form of Restricted Stock Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference). *#

10.42
Form of Restricted Stock Agreement for Directors with respect to grants of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 27, 2012 and before July 23, 2014) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *

10.43
Form of Restricted Stock Award Agreement for Directors with respect to awards of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 23, 2014) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *

10.44
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 23, 2014 and before July 22, 2015) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *

10.45
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 22, 2015) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 22, 2015, filed July 24, 2015 and incorporated herein by reference). *

10.46
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *

10.47
Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference). *#

10.48
First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference). *#

10.49
Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference). *#

10.50
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.51
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.52
First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). *#

10.53
Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference). *

10.54
Amended and Restated Guarantee Agreement, dated as of June 7, 2013, made by the subsidiaries of the Company from time to time party thereto and Constellation Brands, Inc., in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Credit Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

10.55
Cross-Guarantee Agreement, dated as of March 10, 2016, by and among CIH International S.à r.l., CIH Holdings S.à r.l., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2016, filed March 15, 2016 and incorporated herein by reference).

10.56	Form of U.S. Pledge Agreement (filed as Exhibit D-1 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.57	Form of Luxembourg Equity Pledge Agreement (filed as Exhibit D-2 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.58	Form of Luxembourg PEC Pledge Agreement (filed as Exhibit D-3 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.59	Form of Barbados Charge Over Shares (filed as Exhibit D-4 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.60	Form of Mexican Pledge Agreement (filed herewith).

10.61
Letter Agreement dated April 26, 2007 (together with addendum dated May 8, 2007) between the Company and Robert Ryder addressing compensation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). *#

10.62
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated and filed May 21, 2008, and incorporated herein by reference). *#

10.63
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (other than Messrs. Wright, Hackett, Kane, Newlands and Klein) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated and filed May 21, 2008 and incorporated herein by reference). *#

10.64
Executive Employment Agreement dated November 19, 2010, between Constellation Brands, Inc. and John Ashforth Wright (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference). *

10.65
Executive Employment Agreement made as of June 17, 2013, among Crown Imports LLC, Constellation Brands, Inc., and William F. Hackett (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference). *

10.66
Executive Employment Agreement made as of June 17, 2013, between Constellation Brands, Inc. and Thomas M. Kane (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference). *

10.67
Executive Employment Agreement made as of January 26, 2015, between Constellation Brands, Inc. and William A. Newlands (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.68
Executive Employment Agreement made as of June 29, 2015, between Constellation Brands, Inc. and David Klein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2015, filed July 2, 2015 and incorporated herein by reference). *

10.69
Interim Supply Agreement, dated as of June 7, 2013, between Grupo Modelo, S.A.B. de C.V. and Crown Imports LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +

10.70
First Amendment, dated as of October 30, 2014, between CIH International S.à r.l., as successor by assignment to Crown Imports LLC, and Grupo Modelo, S.A.B. de C.V., to the Interim Supply Agreement dated as of June 7, 2013, between Grupo Modelo, S.A.B. de C.V. and Crown Imports LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014 and incorporated herein by reference). +

10.71	Notice of Extension, dated December 11, 2015, by CIH International S.à r.l., of Interim Supply Agreement dated as of June 7, 2013, and amended as of October 30, 2014 (filed herewith).

10.72
Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +

10.73
Transition Services Agreement, dated as of June 7, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +

10.74
First Amendment, dated as of December 16, 2014, to the Transition Services Agreement, dated as of June 7, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014 and incorporated herein by reference). +

10.75
Second Amendment to Transition Services Agreement and Waiver, dated as of May 5, 2015, to the Transition Services Agreement, dated as of June 7, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2015 and incorporated herein by reference). +

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

101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 29, 2016 and February 28, 2015; (ii) Consolidated Statements of Comprehensive Income for the years ended February 29, 2016, February 28, 2015 and February 28, 2014; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 29, 2016, February 28, 2015 and February 28, 2014; (iv) Consolidated Statements of Cash Flows for the years ended February 29, 2016, February 28, 2015 and February 28, 2014; and (v) Notes to Consolidated Financial Statements.

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