Form 10-Q
period 2016-05-31
CONSTELLATION BRANDS, INC.
filed 2016-06-30
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-08495
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 24, 2016, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	177,154,409
Class B Common Stock, par value $.01 per share	23,352,727
Class 1 Common Stock, par value $.01 per share	2,000

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	May 31, 2016	February 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$167.3	$83.1
Accounts receivable	773.3	732.5
Inventories	1,918.8	1,851.6
Prepaid expenses and other	359.1	310.4
Total current assets	3,218.5	2,977.6
Property, plant and equipment	3,507.2	3,333.4
Goodwill	7,350.2	7,138.6
Intangible assets	3,440.4	3,403.8
Other assets	113.7	111.6
Total assets	$17,630.0	$16,965.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$29.8	$408.3
Current maturities of long-term debt	1,587.8	856.7
Accounts payable	558.5	429.3
Accrued excise taxes	39.7	33.6
Other accrued expenses and liabilities	482.9	544.4
Total current liabilities	2,698.7	2,272.3
Long-term debt, less current maturities	6,690.6	6,816.2
Deferred income taxes	1,092.2	1,022.2
Other liabilities	159.9	162.5
Total liabilities	10,641.4	10,273.2
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 256,230,269 shares and 255,558,026 shares, respectively	2.6	2.6
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,358,527 shares and 28,358,529 shares, respectively	0.3	0.3
Additional paid-in capital	2,633.8	2,589.0
Retained earnings	6,329.4	6,090.5
Accumulated other comprehensive loss	(456.5)	(452.5)
	8,509.6	8,229.9
Less: Treasury stock –
Class A Common Stock, at cost, 79,081,611 shares and 79,454,011 shares, respectively	(1,659.4)	(1,668.1)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(1,661.6)	(1,670.3)
Total CBI stockholders’ equity	6,848.0	6,559.6
Noncontrolling interests	140.6	132.2
Total stockholders’ equity	6,988.6	6,691.8
Total liabilities and stockholders’ equity	$17,630.0	$16,965.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Three Months Ended May 31,
	2016	2015
Sales	$2,053.0	$1,798.0
Less – excise taxes	(181.2)	(166.7)
Net sales	1,871.8	1,631.3
Cost of product sold	(990.5)	(894.2)
Gross profit	881.3	737.1
Selling, general and administrative expenses	(328.6)	(309.8)
Operating income	552.7	427.3
Equity in earnings of equity method investees	0.7	1.0
Interest expense	(84.6)	(77.5)
Income before income taxes	468.8	350.8
Provision for income taxes	(149.7)	(110.6)
Net income	319.1	240.2
Net income attributable to noncontrolling interests	(0.8)	(1.6)
Net income attributable to CBI	$318.3	$238.6

Comprehensive income	$313.2	$183.5
Comprehensive loss attributable to noncontrolling interests	1.1	1.2
Comprehensive income attributable to CBI	$314.3	$184.7

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$1.61	$1.24
Basic – Class B Convertible Common Stock	$1.46	$1.12

Diluted – Class A Common Stock	$1.55	$1.18
Diluted – Class B Convertible Common Stock	$1.43	$1.09

Weighted average common shares outstanding:
Basic – Class A Common Stock	176.542	171.370
Basic – Class B Convertible Common Stock	23.353	23.376

Diluted – Class A Common Stock	205.367	202.855
Diluted – Class B Convertible Common Stock	23.353	23.376

Cash dividends declared per common share:
Class A Common Stock	$0.40	$0.31
Class B Convertible Common Stock	$0.36	$0.28

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended May 31,
	2016	2015
Cash flows from operating activities:
Net income	$319.1	$240.2
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	56.0	38.3
Depreciation	55.8	43.0
Stock-based compensation	16.0	12.3
Amortization of intangible assets	4.2	11.7
Amortization of debt issuance costs	3.2	3.2
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable	(39.0)	(98.3)
Inventories	(19.0)	37.0
Prepaid expenses and other current assets	(31.6)	0.6
Accounts payable	55.9	21.1
Accrued excise taxes	6.0	2.2
Other accrued expenses and liabilities	(75.4)	(105.2)
Other	(5.3)	(0.4)
Total adjustments	26.8	(34.5)
Net cash provided by operating activities	345.9	205.7

Cash flows from investing activities:
Purchase of business	(284.9)	—
Purchases of property, plant and equipment	(169.4)	(129.7)
Other investing activities	0.4	(1.6)
Net cash used in investing activities	(453.9)	(131.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	700.0	—
Excess tax benefits from stock-based payment awards	68.8	63.6
Proceeds from shares issued under equity compensation plans	15.9	9.6
Proceeds from noncontrolling interests	9.5	—
Net proceeds from (repayments of) notes payable	(379.1)	50.9
Principal payments of long-term debt	(94.2)	(79.4)
Dividends paid	(79.3)	(59.8)
Payments of minimum tax withholdings on stock-based payment awards	(45.5)	(38.3)
Payments of debt issuance costs	(3.2)	—
Purchases of treasury stock	(1.0)	—
Net cash provided by (used in) financing activities	191.9	(53.4)

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.4)

Net increase in cash and cash equivalents	84.2	20.6
Cash and cash equivalents, beginning of period	83.1	110.1
Cash and cash equivalents, end of period	$167.3	$130.7

Supplemental disclosures of noncash investing and financing activities:
Noncash additions to property, plant and equipment	$88.0	$34.1
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016
(unaudited)

1.    BASIS OF PRESENTATION:

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 (the “2016 Annual Report”). Results of operations for interim periods are not necessarily indicative of annual results.

2.    INVENTORIES:

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor and overhead and consist of the following:

	May 31, 2016	February 29, 2016
(in millions)
Raw materials and supplies	$118.4	$107.2
In-process inventories	1,157.1	1,218.7
Finished case goods	643.3	525.7
	$1,918.8	$1,851.6

3.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2016 Annual Report and have not changed significantly for the three months ended May 31, 2016.

The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2016	February 29, 2016
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$847.4	$731.6
Interest rate swap contracts	$700.0	$600.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$2,346.1	$975.6
Commodity derivative contracts	$186.9	$198.7
Interest rate swap contracts	$1,000.0	$1,000.0

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2016, the estimated fair value of derivative instruments in a net liability position due to counterparties was $84.4 million. If we were required to settle the net liability position under these derivative instruments on May 31, 2016, we would have had sufficient availability under our available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	May 31, 2016	February 29, 2016		May 31, 2016	February 29, 2016
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.5	$5.5	Other accrued expenses and liabilities	$31.1	$33.0
Other assets	$2.0	$1.2	Other liabilities	$27.4	$26.2
Interest rate swap contracts:
Other assets	$0.9	$0.3	Other accrued expenses and liabilities	$1.1	$1.5
			Other liabilities	$0.4	$0.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.6	$4.8	Other accrued expenses and liabilities	$5.4	$9.8
Commodity derivative contracts:
Prepaid expenses and other	$1.6	$0.6	Other accrued expenses and liabilities	$18.4	$29.3
Other assets	$1.3	$0.3	Other liabilities	$8.2	$16.8
Interest rate swap contracts:
Prepaid expenses and other	$0.8	$0.7	Other accrued expenses and liabilities	$5.7	$5.7

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Three Months Ended May 31, 2016
Foreign currency contracts	$(2.3)	Sales	$0.1
		Cost of product sold	(5.0)
Interest rate swap contracts	0.9	Interest expense	(1.9)
	$(1.4)		$(6.8)

For the Three Months Ended May 31, 2015
Foreign currency contracts	$(6.9)	Sales	$0.6
		Cost of product sold	(3.5)
Interest rate swap contracts	(0.7)	Interest expense	(2.1)
	$(7.6)		$(5.0)

We expect $23.0 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Three Months Ended May 31, 2016
Commodity derivative contracts	Cost of product sold	$13.1
Foreign currency contracts	Selling, general and administrative expenses	(10.5)
		$2.6

For the Three Months Ended May 31, 2015
Commodity derivative contracts	Cost of product sold	$(5.2)
Foreign currency contracts	Selling, general and administrative expenses	(4.1)
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

Fair value methodology and assumptions –
The methods and assumptions we use to estimate the fair value for each class of our financial instruments are presented in Notes 1 and 7 of our consolidated financial statements included in our 2016 Annual Report and have not changed significantly for the three months ended May 31, 2016. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of May 31, 2016, and February 29, 2016, due to the relatively short maturity of these instruments. As of May 31, 2016, the carrying amount of long-term debt, including the current portion, was $8,278.4 million, compared with an estimated fair value of $8,154.8 million. As of February 29, 2016, the carrying amount of long-term debt, including the current portion, was $7,672.9 million, compared with an estimated fair value of $7,252.0 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2016
Assets:
Foreign currency contracts	$—	$9.1	$—	$9.1
Commodity derivative contracts	$—	$2.9	$—	$2.9
Interest rate swap contracts	$—	$1.7	$—	$1.7
Available-for-sale (“AFS”) debt securities	$—	$—	$4.7	$4.7
Liabilities:
Foreign currency contracts	$—	$63.9	$—	$63.9
Commodity derivative contracts	$—	$26.6	$—	$26.6
Interest rate swap contracts	$—	$7.2	$—	$7.2

February 29, 2016
Assets:
Foreign currency contracts	$—	$11.5	$—	$11.5
Commodity derivative contracts	$—	$0.9	$—	$0.9
Interest rate swap contracts	$—	$1.0	$—	$1.0
AFS debt securities	$—	$—	$4.6	$4.6
Liabilities:
Foreign currency contracts	$—	$69.0	$—	$69.0
Commodity derivative contracts	$—	$46.1	$—	$46.1
Interest rate swap contracts	$—	$7.6	$—	$7.6

5.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2015	$3,776.2	$2,432.0	$6,208.2
Purchase accounting allocations (1)	761.8	203.3	965.1
Foreign currency translation adjustments	(7.9)	(26.8)	(34.7)
Balance, February 29, 2016	4,530.1	2,608.5	7,138.6
Purchase accounting allocations (2)	(0.1)	204.8	204.7
Foreign currency translation adjustments	(0.7)	7.6	6.9
Balance, May 31, 2016	$4,529.3	$2,820.9	$7,350.2

(1)	Purchase accounting allocations associated with the acquisitions of Ballast Point (as defined below) (Beer) and Meiomi (as defined below) (Wine and Spirits).

(2)	Preliminary purchase accounting allocations associated primarily with the acquisition of Prisoner (as defined below) (Wine and Spirits).

As of May 31, 2016, and February 29, 2016, we have accumulated impairment losses of $220.8 million and $213.5 million, respectively, within our Wine and Spirits segment. The change between periods is due to foreign currency translation adjustments.

Prisoner –
In April 2016, we acquired The Prisoner Wine Company business, consisting primarily of trademarks, related inventories and certain grape supply contracts, for $284.9 million (“Prisoner”). The results of operations of Prisoner are reported in the Wine and Spirits segment and have been included in our results of operations from the date of acquisition.

Ballast Point –
In December 2015, we acquired all of the issued and outstanding common and preferred stock of Home Brew Mart, Inc. d/b/a/ Ballast Point Brewing & Spirits (“Ballast Point”). The following table summarizes the allocation of the estimated fair value for the significant assets acquired:

(in millions)
Goodwill	$761.7
Trademarks	222.8
Other	15.5
Total estimated fair value	1,000.0
Less – cash acquired	(1.5)
Purchase price	$998.5

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

Meiomi –
In August 2015, we acquired the Meiomi wine business, consisting primarily of the trademark, related inventories and certain grape supply contracts, for $316.2 million (“Meiomi”). The results of operations of Meiomi are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

6.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	May 31, 2016		February 29, 2016
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$104.7	$60.8	$102.5	$60.2
Favorable interim supply agreement	68.3	—	68.3	2.2
Other	22.5	3.4	22.3	3.5
Total	$195.5	64.2	$193.1	65.9

Nonamortizable intangible assets
Trademarks		3,372.0		3,333.8
Other		4.2		4.1
Total		3,376.2		3,337.9
Total intangible assets		$3,440.4		$3,403.8

We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2016, and May 31, 2015. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $4.2 million and $11.7 million for the three months ended May 31, 2016, and May 31, 2015, respectively. Estimated amortization expense for the remaining nine months of fiscal 2017 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2017	$6.3
2018	$6.2
2019	$6.2
2020	$5.9
2021	$5.6
2022	$5.3
Thereafter	$28.7

7.    BORROWINGS:

Borrowings consist of the following:

	May 31, 2016			February 29, 2016
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$92.0
Other	29.8	—	29.8	316.3
	$29.8	$—	$29.8	$408.3

Long-term debt
Senior Credit Facility – Term Loans	$172.5	$3,347.8	$3,520.3	$2,856.8
Senior Notes	1,398.7	3,319.4	4,718.1	4,716.3
Other	16.6	23.4	40.0	99.8
	$1,587.8	$6,690.6	$8,278.4	$7,672.9

Senior credit facility –
In March 2016, the Company, CIH International S.à r.l., a wholly-owned indirect subsidiary of ours (“CIH”), CIH Holdings S.à r.l., a wholly-owned indirect subsidiary of ours (“CIHH”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “2016 Restatement Agreement”) that amended and restated our prior senior credit facility (as amended and restated by the 2016 Restatement Agreement, the “2016 Credit Agreement”). The principal changes effected by the 2016 Restatement Agreement were:

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

Proceeds from borrowings under the 2016 Credit Agreement were used to refinance outstanding obligations under our prior senior credit facility and short-term borrowings under our accounts receivable securitization facilities, and for other general corporate purposes.

The 2016 Credit Agreement provides for aggregate credit facilities of $4,690.5 million, consisting of the following:

	Amount	Maturity
(in millions)
Revolving Credit Facility (1) (2)	$1,150.0	July 16, 2020
U.S. Term A Facility (1) (3)	1,223.9	July 16, 2020
U.S. Term A-1 Facility (1) (3)	240.1	July 16, 2021
European Term A Facility (1) (3)	1,376.5	July 16, 2020
European Term A-1 Facility (1) (3)	700.0	March 10, 2021
	$4,690.5

(1)	Contractual interest rate varies based on our debt ratio (as defined in the 2016 Credit Agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin.

(2)
Provides for credit facilities consisting of a $150.0 million U.S. Revolving Credit Facility and a $1,000.0 million European Revolving Credit Facility. Includes two sub-facilities for letters of credit of up to $200.0 million in the aggregate. We are the borrower under the U.S. Revolving Credit Facility and we and/or CIH and/or CIHH are the borrowers under the European Revolving Credit Facility.

(3)
We are the borrower under the U.S. Term A and the U.S. Term A-1 loan facilities. CIH is the borrower under the European Term A loan facility. CIHH is the borrower under the European Term A-1 loan facility.

As of May 31, 2016, information with respect to borrowings under the 2016 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A Facility (1)	U.S. Term A-1 Facility (1)	European Term A Facility (1)	European Term A-1 Facility (1)
(in millions)
Outstanding borrowings	$—	$1,215.0	$239.7	$1,368.9	$696.7
Interest rate	—%	1.9%	2.2%	1.9%	1.9%
Libor margin	1.5%	1.5%	1.75%	1.5%	1.5%
Outstanding letters of credit	$17.0
Remaining borrowing capacity	$1,133.0

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

As of May 31, 2016, the required principal repayments of the term loans under the 2016 Credit Agreement (excluding unamortized debt issuance costs of $20.2 million) for the remaining nine months of fiscal 2017 and for each of the five succeeding fiscal years are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	European Term A Facility	European Term A-1 Facility	Total
(in millions)
2017	$47.7	$1.8	$53.6	$26.3	$129.4
2018	63.6	2.4	71.5	35.0	172.5
2019	63.6	2.4	71.5	35.0	172.5
2020	63.6	2.4	71.5	35.0	172.5
2021	985.4	2.4	1,108.4	35.0	2,131.2
2022	—	228.7	—	533.7	762.4
	$1,223.9	$240.1	$1,376.5	$700.0	$3,540.5

Interest rate swap contracts –
In April 2012, we entered into interest rate swap agreements which fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through

September 1, 2016. We have entered into $200.0 million of additional one-month LIBOR base rate delayed-start interest rate swap agreements effective September 1, 2016, which are designated as cash flow hedges for $200.0 million of our floating LIBOR rate debt. As a result, we have fixed our interest rates on $200.0 million of our floating LIBOR rate debt at an average rate of 1.1% (exclusive of borrowing margins) from September 1, 2016, through July 1, 2020.

Accounts receivable securitization facilities –
On September 28, 2015, we amended our prior trade accounts receivable securitization facility (as amended, the “CBI Facility”) for an additional 364-day term. Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to a wholly-owned bankruptcy remote single purpose subsidiary, the CBI SPV, which is consolidated by us for financial reporting purposes. The CBI Facility provides borrowing capacity of $235.0 million up to $330.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas.

Also, on September 28, 2015, Crown Imports amended its prior trade accounts receivable securitization facility (as amended, the “Crown Facility”) for an additional 364-day term. Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary, the Crown SPV, which is consolidated by us for financial reporting purposes. The Crown Facility provides borrowing capacity of $100.0 million up to $190.0 million structured to account for the seasonality of Crown Imports’ business.

As of May 31, 2016, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$—	—%	$300.0
Crown Facility	$—	—%	$190.0

8.    INCOME TAXES:

Our effective tax rate for the three months ended May 31, 2016, and May 31, 2015, was 31.9% and 31.5%, respectively. Our effective tax rates for the three months ended May 31, 2016, and May 31, 2015, were lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses. Our effective tax rate for the three months ended May 31, 2015, also benefited from a decrease in uncertain tax positions.

During the three months ended August 31, 2015, the Internal Revenue Service (“IRS”) concluded its examination of our fiscal years ended February 28, 2010, and February 28, 2011. We received a Revenue Agent’s Report (“RAR”) from the IRS proposing tax assessments for those years. We disagree with certain assessments in this report and have submitted a written protest stating our formal disagreement with the conclusions presented in the RAR. We believe that our position will be successfully sustained.

9.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the three months ended May 31, 2016, and May 31, 2015, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the three months ended May 31, 2016, and May 31, 2015, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Three Months Ended
	May 31, 2016		May 31, 2015
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$284.2	$34.1	$212.3	$26.3
Conversion of Class B common shares into Class A common shares	34.1	—	26.3	—
Effect of stock-based awards on allocated net income	—	(0.7)	—	(0.8)
Net income attributable to CBI allocated – diluted	$318.3	$33.4	$238.6	$25.5

Weighted average common shares outstanding – basic	176.542	23.353	171.370	23.376
Conversion of Class B common shares into Class A common shares	23.353	—	23.376	—
Stock-based awards, primarily stock options	5.472	—	8.109	—
Weighted average common shares outstanding – diluted	205.367	23.353	202.855	23.376

Net income per common share attributable to CBI – basic	$1.61	$1.46	$1.24	$1.12
Net income per common share attributable to CBI – diluted	$1.55	$1.43	$1.18	$1.09

10.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2016
Net income attributable to CBI			$318.3
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(7.4)	$(1.8)	(9.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(7.4)	(1.8)	(9.2)
Unrealized loss on cash flow hedges:
Net derivative losses	(3.2)	1.8	(1.4)
Reclassification adjustments	10.1	(3.4)	6.7
Net gain recognized in other comprehensive loss	6.9	(1.6)	5.3
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.1	—	0.1
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.1	—	0.1
Pension/postretirement adjustments:
Net actuarial losses	(0.6)	0.2	(0.4)
Reclassification adjustments	0.2	—	0.2
Net loss recognized in other comprehensive loss	(0.4)	0.2	(0.2)
Other comprehensive loss attributable to CBI	$(0.8)	$(3.2)	(4.0)
Comprehensive income attributable to CBI			$314.3

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2015
Net income attributable to CBI			$238.6
Other comprehensive loss attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(50.7)	$(0.6)	(51.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(50.7)	(0.6)	(51.3)
Unrealized loss on cash flow hedges:
Net derivative losses	(10.5)	2.9	(7.6)
Reclassification adjustments	7.6	(2.5)	5.1
Net loss recognized in other comprehensive loss	(2.9)	0.4	(2.5)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.1)	—	(0.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.1)	—	(0.1)
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	—	(0.1)
Reclassification adjustments	0.1	—	0.1
Net loss recognized in other comprehensive loss	—	—	—
Other comprehensive loss attributable to CBI	$(53.7)	$(0.2)	(53.9)
Comprehensive income attributable to CBI			$184.7

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 29, 2016	$(390.5)	$(46.1)	$(2.8)	$(13.1)	$(452.5)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(9.2)	(1.4)	0.1	(0.4)	(10.9)
Amounts reclassified from accumulated other comprehensive loss	—	6.7	—	0.2	6.9
Other comprehensive income (loss)	(9.2)	5.3	0.1	(0.2)	(4.0)
Balance, May 31, 2016	$(399.7)	$(40.8)	$(2.7)	$(13.3)	$(456.5)

11.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of May 31, 2016, and February 29, 2016, the condensed consolidating statements of comprehensive income for the three months ended May 31, 2016, and May 31, 2015, and the condensed consolidating statements of cash flows for the three months ended May 31, 2016, and May 31, 2015, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors is not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2016 Annual Report. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2016
Current assets:
Cash and cash equivalents	$21.2	$6.9	$139.2	$—	$167.3
Accounts receivable	0.3	19.2	753.8	—	773.3
Inventories	157.5	1,520.7	400.5	(159.9)	1,918.8
Intercompany receivable	18,583.3	25,167.6	10,053.6	(53,804.5)	—
Prepaid expenses and other	38.4	65.7	276.8	(21.8)	359.1
Total current assets	18,800.7	26,780.1	11,623.9	(53,986.2)	3,218.5
Property, plant and equipment	62.3	880.6	2,564.3	—	3,507.2
Investments in subsidiaries	13,055.7	20.6	—	(13,076.3)	—
Goodwill	—	6,581.0	769.2	—	7,350.2
Intangible assets	—	1,006.3	2,434.1	—	3,440.4
Intercompany notes receivable	5,044.3	86.9	270.0	(5,401.2)	—
Other assets	19.6	73.1	21.0	—	113.7
Total assets	$36,982.6	$35,428.6	$17,682.5	$(72,463.7)	$17,630.0

Current liabilities:
Notes payable to banks	$—	$—	$29.8	$—	$29.8
Current maturities of long-term debt	1,464.7	16.0	107.1	—	1,587.8
Accounts payable	34.4	111.2	412.9	—	558.5
Accrued excise taxes	14.5	19.3	5.9	—	39.7
Intercompany payable	23,373.8	20,165.9	10,264.8	(53,804.5)	—
Other accrued expenses and liabilities	223.5	185.3	148.1	(74.0)	482.9
Total current liabilities	25,110.9	20,497.7	10,968.6	(53,878.5)	2,698.7
Long-term debt, less current maturities	4,708.1	22.4	1,960.1	—	6,690.6
Deferred income taxes	14.7	766.8	310.7	—	1,092.2
Intercompany notes payable	270.0	5,114.0	17.2	(5,401.2)	—
Other liabilities	30.9	34.0	95.0	—	159.9
Total liabilities	30,134.6	26,434.9	13,351.6	(59,279.7)	10,641.4
Total CBI stockholders’ equity	6,848.0	8,993.7	4,190.3	(13,184.0)	6,848.0
Noncontrolling interests	—	—	140.6	—	140.6
Total stockholders’ equity	6,848.0	8,993.7	4,330.9	(13,184.0)	6,988.6
Total liabilities and stockholders’ equity	$36,982.6	$35,428.6	$17,682.5	$(72,463.7)	$17,630.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 29, 2016
Current assets:
Cash and cash equivalents	$6.0	$4.2	$72.9	$—	$83.1
Accounts receivable	0.4	22.3	709.8	—	732.5
Inventories	151.6	1,483.5	344.0	(127.5)	1,851.6
Intercompany receivable	17,459.3	23,758.9	9,393.5	(50,611.7)	—
Prepaid expenses and other	29.6	67.8	281.1	(68.1)	310.4
Total current assets	17,646.9	25,336.7	10,801.3	(50,807.3)	2,977.6
Property, plant and equipment	63.2	879.8	2,390.4	—	3,333.4
Investments in subsidiaries	13,047.2	19.0	—	(13,066.2)	—
Goodwill	—	6,376.4	762.2	—	7,138.6
Intangible assets	—	970.9	2,430.8	2.1	3,403.8
Intercompany notes receivable	4,705.9	86.6	—	(4,792.5)	—
Other assets	20.0	69.6	22.0	—	111.6
Total assets	$35,483.2	$33,739.0	$16,406.7	$(68,663.9)	$16,965.0

Current liabilities:
Notes payable to banks	$—	$—	$408.3	$—	$408.3
Current maturities of long-term debt	765.6	18.0	73.1	—	856.7
Accounts payable	37.7	100.7	290.9	—	429.3
Accrued excise taxes	14.7	14.7	4.2	—	33.6
Intercompany payable	22,293.3	19,018.6	9,299.8	(50,611.7)	—
Other accrued expenses and liabilities	349.1	185.1	119.4	(109.2)	544.4
Total current liabilities	23,460.4	19,337.1	10,195.7	(50,720.9)	2,272.3
Long-term debt, less current maturities	5,421.4	26.3	1,368.5	—	6,816.2
Deferred income taxes	11.9	734.8	275.5	—	1,022.2
Intercompany notes payable	—	4,776.6	15.9	(4,792.5)	—
Other liabilities	29.9	39.1	93.5	—	162.5
Total liabilities	28,923.6	24,913.9	11,949.1	(55,513.4)	10,273.2
Total CBI stockholders’ equity	6,559.6	8,825.1	4,325.4	(13,150.5)	6,559.6
Noncontrolling interests	—	—	132.2	—	132.2
Total stockholders’ equity	6,559.6	8,825.1	4,457.6	(13,150.5)	6,691.8
Total liabilities and stockholders’ equity	$35,483.2	$33,739.0	$16,406.7	$(68,663.9)	$16,965.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2016
Sales	$623.7	$1,686.8	$966.1	$(1,223.6)	$2,053.0
Less – excise taxes	(78.0)	(86.9)	(16.3)	—	(181.2)
Net sales	545.7	1,599.9	949.8	(1,223.6)	1,871.8
Cost of product sold	(451.4)	(1,151.5)	(564.8)	1,177.2	(990.5)
Gross profit	94.3	448.4	385.0	(46.4)	881.3
Selling, general and administrative expenses	(91.3)	(193.1)	(55.2)	11.0	(328.6)
Operating income	3.0	255.3	329.8	(35.4)	552.7
Equity in earnings of equity method investees and subsidiaries	368.9	2.3	—	(370.5)	0.7
Interest income	0.1	—	0.3	—	0.4
Intercompany interest income	57.4	73.3	—	(130.7)	—
Interest expense	(74.3)	(0.4)	(10.3)	—	(85.0)
Intercompany interest expense	(73.1)	(57.4)	(0.2)	130.7	—
Income before income taxes	282.0	273.1	319.6	(405.9)	468.8
(Provision for) benefit from income taxes	36.3	(105.9)	(91.5)	11.4	(149.7)
Net income	318.3	167.2	228.1	(394.5)	319.1
Net income attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income attributable to CBI	$318.3	$167.2	$227.3	$(394.5)	$318.3

Comprehensive income attributable to CBI	$314.3	$168.7	$221.5	$(390.2)	$314.3

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2015
Sales	$558.6	$1,424.9	$825.2	$(1,010.7)	$1,798.0
Less – excise taxes	(76.2)	(75.1)	(15.4)	—	(166.7)
Net sales	482.4	1,349.8	809.8	(1,010.7)	1,631.3
Cost of product sold	(390.8)	(1,003.6)	(486.1)	986.3	(894.2)
Gross profit	91.6	346.2	323.7	(24.4)	737.1
Selling, general and administrative expenses	(102.8)	(177.2)	(33.5)	3.7	(309.8)
Operating income (loss)	(11.2)	169.0	290.2	(20.7)	427.3
Equity in earnings of equity method investees and subsidiaries	304.2	2.2	0.2	(305.6)	1.0
Interest income	0.1	—	0.2	—	0.3
Intercompany interest income	45.8	63.9	—	(109.7)	—
Interest expense	(69.3)	(0.3)	(8.2)	—	(77.8)
Intercompany interest expense	(63.6)	(45.9)	(0.2)	109.7	—
Income before income taxes	206.0	188.9	282.2	(326.3)	350.8
(Provision for) benefit from income taxes	32.6	(73.1)	(76.7)	6.6	(110.6)
Net income	238.6	115.8	205.5	(319.7)	240.2
Net income attributable to noncontrolling interests	—	—	(1.6)	—	(1.6)
Net income attributable to CBI	$238.6	$115.8	$203.9	$(319.7)	$238.6

Comprehensive income attributable to CBI	$184.7	$115.1	$149.6	$(264.7)	$184.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2016
Net cash provided by (used in) operating activities	$(221.8)	$1.0	$566.7	$—	$345.9

Cash flows from investing activities:
Purchase of business	—	(284.9)	—	—	(284.9)
Purchases of property, plant and equipment	(4.1)	(27.5)	(137.8)	—	(169.4)
Net repayments of intercompany notes	(377.2)	(0.1)	—	377.3	—
Net returns of capital from equity affiliates	354.8	—	—	(354.8)	—
Other investing activities	0.1	—	0.3	—	0.4
Net cash used in investing activities	(26.4)	(312.5)	(137.5)	22.5	(453.9)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(357.0)	357.0	—
Net contributions from equity affiliates	—	0.1	2.1	(2.2)	—
Net proceeds from (repayments of) intercompany notes	275.5	362.6	(260.8)	(377.3)	—
Proceeds from issuance of long-term debt	—	—	700.0	—	700.0
Excess tax benefits from stock-based payment awards	68.8	—	—	—	68.8
Proceeds from shares issued under equity compensation plans	15.9	—	—	—	15.9
Proceeds from noncontrolling interests	—	—	9.5	—	9.5
Net repayments of notes payable	—	—	(379.1)	—	(379.1)
Principal payments of long-term debt	(16.5)	(6.0)	(71.7)	—	(94.2)
Dividends paid	(79.3)	—	—	—	(79.3)
Payments of minimum tax withholdings on stock-based payment awards	—	(42.5)	(3.0)	—	(45.5)
Payments of debt issuance costs	—	—	(3.2)	—	(3.2)
Purchases of treasury stock	(1.0)	—	—	—	(1.0)
Net cash provided by (used in) financing activities	263.4	314.2	(363.2)	(22.5)	191.9

Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3

Net increase in cash and cash equivalents	15.2	2.7	66.3	—	84.2
Cash and cash equivalents, beginning of period	6.0	4.2	72.9	—	83.1
Cash and cash equivalents, end of period	$21.2	$6.9	$139.2	$—	$167.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2015
Net cash provided by (used in) operating activities	$(214.6)	$213.1	$207.2	$—	$205.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.9)	(8.2)	(118.6)	—	(129.7)
Net proceeds from intercompany notes	205.1	—	—	(205.1)	—
Net investments in equity affiliates	(279.9)	—	—	279.9	—
Other investing activities	—	—	(1.6)	—	(1.6)
Net cash used in investing activities	(77.7)	(8.2)	(120.2)	74.8	(131.3)

Cash flows from financing activities:
Net contributions from equity affiliates	—	4.4	275.5	(279.9)	—
Net proceeds from (repayments of) intercompany notes	304.1	(168.8)	(340.4)	205.1	—
Excess tax benefits from stock-based payment awards	63.6	—	—	—	63.6
Proceeds from shares issued under equity compensation plans	9.6	—	—	—	9.6
Net proceeds from notes payable	—	—	50.9	—	50.9
Principal payments of long-term debt	(15.8)	(4.4)	(59.2)	—	(79.4)
Dividends paid	(59.8)	—	—	—	(59.8)
Payments of minimum tax withholdings on stock-based payment awards	—	(35.6)	(2.7)	—	(38.3)
Net cash provided by (used in) financing activities	301.7	(204.4)	(75.9)	(74.8)	(53.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	—	(0.4)

Net increase in cash and cash equivalents	9.4	0.5	10.7	—	20.6
Cash and cash equivalents, beginning of period	24.5	0.7	84.9	—	110.1
Cash and cash equivalents, end of period	$33.9	$1.2	$95.6	$—	$130.7

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2016	2015
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$13.1	$(5.2)
Settlements of undesignated commodity derivative contracts	8.3	5.5
Flow through of inventory step-up	(8.1)	—
Amortization of favorable interim supply agreement	(2.2)	(8.9)
Total cost of product sold	11.1	(8.6)

Selling, general and administrative expenses
Costs associated with a potential initial public offering	(3.7)	—
Transaction, integration and other acquisition-related costs	(2.3)	(5.3)
Restructuring and related charges	(1.1)	(13.0)
Total selling, general and administrative expenses	(7.1)	(18.3)
Comparable Adjustments, Operating income (loss)	$4.0	$(26.9)

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2016 Annual Report. Segment information is as follows:

	For the Three Months Ended May 31,
	2016	2015
(in millions)
Beer
Net sales	$1,151.0	$965.8
Segment operating income	$409.3	$336.5
Long-lived tangible assets	$2,362.3	$1,570.7
Total assets	$10,276.3	$8,409.2
Capital expenditures	$145.0	$111.5
Depreciation and amortization	$25.9	$14.3

	For the Three Months Ended May 31,
	2016	2015
(in millions)
Wine and Spirits
Net sales:
Wine	$643.1	$587.8
Spirits	77.7	77.7
Net sales	$720.8	$665.5
Segment operating income	$168.0	$144.2
Equity in earnings of equity method investees	$0.8	$1.0
Long-lived tangible assets	$1,035.3	$1,053.6
Investments in equity method investees	$76.5	$73.7
Total assets	$6,984.8	$6,425.1
Capital expenditures	$12.5	$16.7
Depreciation and amortization	$24.9	$24.2

Corporate Operations and Other
Segment operating loss	$(28.6)	$(26.5)
Equity in losses of equity method investees	$(0.1)	$—
Long-lived tangible assets	$109.6	$117.8
Investments in equity method investees	$5.9	$—
Total assets	$368.9	$364.3
Capital expenditures	$11.9	$1.5
Depreciation and amortization	$7.0	$7.3

Comparable Adjustments
Operating income (loss)	$4.0	$(26.9)
Depreciation and amortization	$2.2	$8.9

Consolidated
Net sales	$1,871.8	$1,631.3
Operating income	$552.7	$427.3
Equity in earnings of equity method investees	$0.7	$1.0
Long-lived tangible assets	$3,507.2	$2,742.1
Investments in equity method investees	$82.4	$73.7
Total assets	$17,630.0	$15,198.6
Capital expenditures	$169.4	$129.7
Depreciation and amortization	$60.0	$54.7

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

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2016 Annual Report. This MD&A is organized as follows:

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

Overview

We are a leading international beverage alcohol company with a broad portfolio of consumer-preferred high-end imported and craft beer brands, premium wine and spirits brands, and other select beverage alcohol products. We are the third-largest producer and marketer of beer for the U.S. market and the world’s leading premium wine company. We are the largest multi-category supplier (beer, wine and spirits) of beverage alcohol in the U.S., the leading producer and marketer of wine in Canada, and a leading supplier of wine from New Zealand and Italy to our core North American markets.

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

Strategy

Our business strategy in the Beer segment focuses on leading the high-end of the U.S. beer market. In connection with this strategy, we completed the expansion of our brewery located in Nava, Coahuila, Mexico (the “Nava Brewery”) from 10 million hectoliters production capacity to 20 million hectoliters production capacity in June 2016. In addition, our business strategy includes:

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

•	construction of a new, state-of-the-art brewery located in Mexicali, Baja California, Mexico (the “Mexicali Brewery”); and

•	participation in the fast-growing craft beer category.

Our business strategy in the Wine and Spirits segment is centered on continued focus on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, we continue to focus on the premiumization of our branded wine and spirits portfolio. In markets where it is feasible, we have a consolidated U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers. In addition, we dedicate a large share of our sales and marketing resources to some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories. These brands include:  Black Box, Clos du Bois, Estancia, Franciscan Estate, Inniskillin, Kim Crawford, Mark West, Meiomi, Mount Veeder, Nobilo, Robert Mondavi, Ruffino, Saved, Simi, SVEDKA Vodka, The Dreaming Tree, The Prisoner Brands and Wild Horse.

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

Acquisitions

Wine and Spirits Segment

Prisoner Acquisition

In April 2016, we acquired Prisoner, which primarily included the acquisition of trademarks, related inventories and certain grape supply contracts. This acquisition, which includes a portfolio of five fast-growing, higher-margin, super-luxury wine brands, aligns with our portfolio premiumization strategy and strengthens our position in the super-luxury wine category. The results of operations of Prisoner are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Meiomi Acquisition

In August 2015, we acquired Meiomi, which primarily included the acquisition of the trademark, related inventories and certain grape supply contracts. The acquisition of this higher-margin, luxury growth brand has complemented our existing portfolio and further strengthened our position in the U.S. pinot noir category. The results of operations of Meiomi are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Beer Segment

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

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of acquired brand activity in connection with the acquisitions of Prisoner and Meiomi (wine), and the acquisition of Ballast Point (beer), as appropriate.

For the three months ended May 31, 2016 (“First Quarter 2017”), and May 31, 2015 (“First Quarter 2016”):

•	Our results of operations benefited from improvements in both the Beer and Wine and Spirits segments.

•	Net sales increased 15% primarily due to strong consumer demand within the Mexican beer portfolio and net sales from the acquired Ballast Point and Meiomi brands.

•
Operating income increased 29% primarily due to the strong consumer demand within the Mexican beer portfolio, benefits from a change in comparable adjustments and benefits from the acquisition of Meiomi.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 33% and 31%, respectively, primarily due to the items discussed above, combined with lower growth in interest expense as compared with growth in operating income.

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

As more fully described herein and in the related notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	First Quarter 2017	First Quarter 2016
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$13.1	$(5.2)
Settlements of undesignated commodity derivative contracts	8.3	5.5
Flow through of inventory step-up	(8.1)	—
Amortization of favorable interim supply agreement	(2.2)	(8.9)
Total cost of product sold	11.1	(8.6)

Selling, general and administrative expenses
Costs associated with a potential initial public offering	(3.7)	—
Transaction, integration and other acquisition-related costs	(2.3)	(5.3)
Restructuring and related charges	(1.1)	(13.0)
Total selling, general and administrative expenses	(7.1)	(18.3)
Comparable Adjustments	$4.0	$(26.9)

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

Inventory Step-Up

In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventory on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired company prior to acquisition. Flow through of inventory step-up was associated with the Meiomi and Prisoner acquisitions.

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

Selling, General and Administrative Expenses

Costs Associated With A Potential Initial Public Offering

Costs associated with a potential initial public offering represent costs incurred in connection with our continuing evaluation of the merits of executing an initial public offering for a portion of our Canadian wine business.

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

First Quarter 2017 Compared to First Quarter 2016

Net Sales

	First Quarter 2017	First Quarter 2016	% Increase
(in millions)
Beer	$1,151.0	$965.8	19%
Wine and Spirits:
Wine	643.1	587.8	9%
Spirits	77.7	77.7	—%
Total Wine and Spirits	720.8	665.5	8%
Consolidated net sales	$1,871.8	$1,631.3	15%

Net sales increased $240.5 million due to an increase in Beer’s net sales of $185.2 million driven predominantly by volume growth within our Mexican beer portfolio, and Wine and Spirits’ net sales of $55.3 million due largely to net sales from the acquired Meiomi brand.

Beer	First Quarter 2017	First Quarter 2016	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,151.0	$965.8	19.2%

Shipment volume
Total	68.9	60.3	14.3%
Organic	67.5	60.3	11.9%

Depletion volume (1)			9.7%

The increase in Beer’s net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, (ii)  net sales from the acquired Ballast Point brand of $42.4 million and (iii)  a favorable impact from pricing in select markets within our Mexican beer portfolio.

Wine and Spirits	First Quarter 2017	First Quarter 2016	% Increase
(in millions, branded product, 9-liter case equivalents)
Net sales	$720.8	$665.5	8.3%

Shipment volume
Total	16.4	15.7	4.5%
Organic	16.1	15.7	2.5%

U.S. Domestic	12.4	11.7	6.0%
Organic U.S. Domestic	12.1	11.7	3.4%

U.S. Domestic Focus Brands	7.1	6.3	12.7%
Organic U.S. Domestic Focus Brands	6.8	6.3	7.9%

Depletion volume (1)
U.S. Domestic			5.0%
U.S. Domestic Focus Brands			11.9%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Wine and Spirits’ net sales is primarily due to (i)  net sales from the acquired Meiomi and Prisoner brands of $40.2 million, (ii)  organic branded wine volume growth and (iii)  favorable product mix shift (predominantly within U.S. organic branded wine).

Gross Profit

	First Quarter 2017	First Quarter 2016	% Increase
(in millions)
Beer	$572.2	$474.9	20%
Wine and Spirits	298.0	270.8	10%
Comparable Adjustments	11.1	(8.6)	NM
Consolidated gross profit	$881.3	$737.1	20%

NM = Not meaningful

Gross profit increased $144.2 million primarily due to an increase in Beer of $97.3 million and Wine and Spirits of $27.2 million. In addition, the change in Comparable Adjustments contributed to an increase in gross profit of $19.7 million. The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio and (ii)  gross profit from the acquired Ballast Point brand. The increase in Wine and Spirits is primarily due to gross profit from the acquired Meiomi and Prisoner brands.

Gross profit as a percent of net sales increased to 47.1% for First Quarter 2017 compared with 45.2% for First Quarter 2016 primarily due to (i)  the change in Comparable Adjustments, (ii)  favorable impact from Beer pricing in select markets, (iii)  foreign currency transactional benefits within our Mexican beer portfolio; (iv)  the acquisitions of Meiomi and Prisoner and (v)  volume growth within our Mexican beer portfolio; partially offset by higher operating costs for Beer.

Selling, General and Administrative Expenses

	First Quarter 2017	First Quarter 2016	% Increase (Decrease)
(in millions)
Beer	$162.9	$138.4	18%
Wine and Spirits	130.0	126.6	3%
Corporate Operations and Other	28.6	26.5	8%
Comparable Adjustments	7.1	18.3	(61%)
Consolidated selling, general and administrative expenses	$328.6	$309.8	6%

Selling, general and administrative expenses increased $18.8 million primarily due to increases in Beer of $24.5 million and Wine and Spirits of $3.4 million, partially offset by a decrease in Comparable Adjustments of $11.2 million.

The increase in Beer is primarily attributable to (i)  an increase in marketing spend due largely to planned investment behind our Mexican beer portfolio and (ii)  an increase in general and administrative expenses resulting primarily from the acquired Ballast Point business and higher compensation and benefits supporting the organic growth of the business.

The increase in Wine and Spirits is primarily attributable to an increase in marketing spend due largely to planned investment behind our branded wine and spirits portfolio.

Selling, general and administrative expenses as a percent of net sales decreased to 17.6% for First Quarter 2017 as compared with 19.0% for First Quarter 2016 primarily due to the items discussed above as growth in net sales has exceeded growth in selling, general and administrative expenses for both the Beer and Wine and Spirits segments.

Operating Income

	First Quarter 2017	First Quarter 2016	% Increase (Decrease)
(in millions)
Beer	$409.3	$336.5	22%
Wine and Spirits	168.0	144.2	17%
Corporate Operations and Other	(28.6)	(26.5)	(8%)
Comparable Adjustments	4.0	(26.9)	115%
Consolidated operating income	$552.7	$427.3	29%

Operating income increased $125.4 million primarily due to the growth in our Beer segment due largely to the factors discussed above and growth in the Wine and Spirits segment due predominantly to the benefit from the acquisition of Meiomi. In addition, the change in Comparable Adjustments contributed to an increase in operating income of $30.9 million.

Interest Expense

Interest expense increased to $84.6 million for First Quarter 2017 from $77.5 million for First Quarter 2016, an increase of $7.1 million, or 9%. This increase was primarily due to higher average borrowings in connection with the issuance of the December 2015 senior notes, the proceeds of which were used to fund a portion of the purchase price for the acquisition of Ballast Point.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $318.3 million for First Quarter 2017 from $238.6 million for First Quarter 2016, an increase of $79.7 million, or 33%.

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

Senior Credit Facility

In March 2016, we entered into a Restatement Agreement that amended and restated our prior senior credit facility. Among other things, the Restatement Agreement created a new $700.0 million European Term A-1 loan facility maturing on March 10, 2021. Proceeds from borrowings under the 2016 Credit Agreement were used to refinance outstanding obligations under our prior senior credit facility and short-term borrowings under our accounts receivable securitization facilities, and for other general corporate purposes.

For additional information with respect to this and other borrowings, refer to Note 7 of the Financial Statements.

Cash Flows

	First Quarter 2017	First Quarter 2016
(in millions)
Net cash provided by operating activities	$345.9	$205.7
Net cash used in investing activities	(453.9)	(131.3)
Net cash provided by (used in) financing activities	191.9	(53.4)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.4)
Net increase in cash and cash equivalents	$84.2	$20.6

Operating Activities

Net cash provided by operating activities increased $140.2 million for First Quarter 2017. This increase resulted primarily from (i)  higher cash provided by Wine and Spirits predominately due to increased accounts receivable inflows from strong net sales in the fourth quarter of fiscal 2016, combined with benefits from timing of receipt of distributor payments, and (ii)  higher cash provided by Beer largely due to strong volume growth in the Mexican beer portfolio, partially offset by an increase in beer inventory levels to support the Beer segment’s strong summer selling season.

Investing Activities

Net cash used in investing activities increased $322.6 million for First Quarter 2017 primarily due to the April 2016 acquisition of Prisoner.

Financing Activities

Net cash provided by financing activities increased $245.3 million for First Quarter 2017 primarily from the following:

•
First Quarter 2017 proceeds from issuance of long-term debt of $700.0 million from term loan borrowings under the 2016 Credit Agreement (used to refinance borrowings under our prior senior credit facility and accounts receivable securitization facilities, and for other general corporate purposes);

partially offset by:

•	First Quarter 2017 net repayments of notes payable of $379.1 million compared with First Quarter 2016 net proceeds from notes payable of $50.9 million; and

•	Increased quarterly cash dividend payments.

Debt

Total debt outstanding as of May 31, 2016, amounted to $8,308.2 million, an increase of $227.0 million from February 29, 2016. This increase was due largely to the issuance of $700.0 million in European Term A-1 loan borrowings under the 2016 Credit Agreement, partially offset by net repayments of notes payable.

The majority of our outstanding borrowings as of May 31, 2016, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2016 to calendar 2025, and variable-rate senior secured term loan facilities under our 2016 Credit Agreement, with maturities ranging from calendar 2020 to calendar 2021.

We had the following borrowing capacity available under our 2016 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	May 31, 2016	June 24, 2016
(in millions)
Revolving Credit Facility	$1,133.0	$1,133.3
CBI Facility	$300.0	$280.0
Crown Facility	$190.0	$185.0

The financial institutions participating in our 2016 Credit Agreement and our accounts receivable securitization facilities have complied with all prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of May 31, 2016, we also have additional credit arrangements totaling $367.4 million, with $69.8 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations.

We have entered into various interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior secured term loan facilities. As a result of these hedges, we have fixed our interest rates on (i)  $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016, and (ii)  $200.0 million of our floating LIBOR rate debt at an average rate of 1.1% (exclusive of borrowing margins) through July 1, 2020.

We and our subsidiaries are subject to covenants that are contained in the 2016 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio, both as defined in the 2016 Credit Agreement. As of May 31, 2016, the minimum interest coverage ratio was 2.5x and the maximum net debt coverage ratio was 5.5x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of May 31, 2016, we were in compliance with all of our covenants under both our 2016 Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 11 of our consolidated financial statements included in our 2016 Annual Report and Note 7 of the Financial Statements included herein.

Common Stock Dividends

On June 29, 2016, our Board of Directors declared a quarterly cash dividend of $0.40 per share of Class A Common Stock, $0.36 per share of Class B Convertible Common Stock and $0.36 per share of Class 1 Common Stock payable on August 24, 2016, to stockholders of record of each class on August 10, 2016.

We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of our 2016 Annual Report.

Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock in April 2012 (the “2013 Authorization”). Share repurchases under the 2013 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations, proceeds from borrowings under the accounts receivable securitization facilities or proceeds from revolver borrowings under our senior credit facility. Any repurchased shares will become treasury shares. As of May 31, 2016, we have $668.5 million available for share repurchases under the 2013 Authorization.

For additional information, refer to Note 14 of our consolidated financial statements included in our 2016 Annual Report.

Accounting Guidance Not Yet Adopted

Accounting guidance adopted on March 1, 2016, did not have a material impact on our consolidated financial statements. For further information on accounting guidance not yet adopted, refer to Note 13 of the Financial Statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  timing and source of funds for operating activities, (iv)  the duration of the share repurchase program and source of funds for share repurchases, and (v)  the amount and timing of future dividends, (II)  the statements regarding our Mexicali Brewery construction and the expansions of our Nava Brewery and our glass production plant, including anticipated costs and timeframes for completion, and (III)  the statements regarding a decision whether to pursue an initial public offering for a portion of our Canadian wine business are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the acquisition of the beer business, Mexicali Brewery construction and Nava Brewery and glass production plant expansions, and other factors as determined by management from time to time, (iii)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (iv)  the timeframe and actual costs associated with the Mexicali Brewery construction and the expansions of our Nava Brewery and our glass production plant may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required permits and regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management, and (v)  the decision whether to pursue an initial public offering of a portion of our Canadian wine business is subject to the determination and discretion of the Company. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2016 Annual Report.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of May 31, 2016, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 65% of our balance sheet exposures and forecasted transactional exposures for the remaining nine months of fiscal 2017 were hedged as of May 31, 2016.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2016, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, heating oil, aluminum, natural gas and corn prices. Approximately 69% of our forecasted transactional exposures for the remaining nine months of fiscal 2017 were hedged as of May 31, 2016.

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

	Aggregate Notional Value		Fair Value, Net Liability		Increase in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
(in millions)
Foreign currency contracts	$3,193.5	$1,482.3	$54.8	$29.7	$19.5	$46.3
Commodity derivative contracts	$186.9	$195.8	$23.7	$26.0	$14.5	$16.8

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of May 31, 2016, and May 31, 2015, we had outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on $700.0 million and $500.0 million, respectively, of our floating LIBOR rate debt. In addition, as of May 31, 2016, and May 31, 2015, we had outstanding offsetting undesignated interest rate swap agreements.

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

	Aggregate Notional Value		Fair Value, Net Liability		Decrease in Fair Value – Hypothetical 1% Rate Increase
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
(in millions)
Fixed interest rate debt	$4,790.0	$4,395.5	$5,001.2	$4,609.0	$(203.7)	$(204.4)
Variable interest rate debt	$3,570.3	$2,923.2	$3,183.4	$3,002.9	$(114.4)	$(95.2)
Interest rate swap contracts	$1,700.0	$1,500.0	$5.5	$17.6	$(7.6)	$(5.2)

For additional discussion on our market risk, refer to Notes 3 and 4 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in the Company’s Forms 10-K for the fiscal years ended February 28, 2014, February 28, 2015 and February 29, 2016, an action had been filed by private parties against the Company, Anheuser-Busch InBev SA/NV (“ABI”), and Modelo alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On June 4, 2013, the United States District Court of the Northern District of California (“Northern District”) denied Plaintiffs’ Motion for a Temporary Restraining Order and the transaction between ABI and Modelo was consummated on June 7, 2013. Plaintiffs’ Second Amended and Supplemental Complaint was filed June 25, 2013, and dismissed by the Northern District on September 13, 2013, and the district judge denied Plaintiffs’ other procedural motions. Plaintiffs filed their Motion for Relief from Judgment Pursuant to Fed. R. Civ. P. 59(e) or 60(b), or in the alternative, Rule 60(d) on November 11, 2013 and the Motion was denied by the Northern District on January 24, 2014. Plaintiffs filed a Notice of Appeal on February 21, 2014. Plaintiffs, now Appellants, filed their opening brief on August 29, 2014, and the Company and ABI/Modelo filed their answering briefs on October 29, 2014. Appellants’ reply brief was filed January 21, 2015. Oral argument was conducted before the United States Court of Appeals for the Ninth Circuit on March 15, 2016. On April 4, 2016, the Ninth Circuit affirmed the Northern District’s dismissal of the Complaint without leave to amend and affirmed that the Northern District was within its discretion to deny Plaintiffs’ motion. On April 18, 2016, the Ninth Circuit approved Appellants’ motion to extend the date by which Appellants must file any petition for rehearing and/or rehearing en banc and ordered that any petition be filed on or before May 4, 2016. Appellants filed on May 4, 2016, their petition for rehearing with a suggestion for rehearing en banc. On June 1, 2016, the Ninth Court denied Appellants’ petition for rehearing and rejected the suggestion for rehearing en banc. Management believes that this action is baseless and without merit and the Company intends to continue to defend itself vigorously against this claim.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
March 1 – 31, 2016	7,409	$138.83	14,277,537	$668,549,232
April 1 – 30, 2016	—	—	—	$668,549,232
May 1 – 31, 2016	—	—	—	$668,549,232
Total	7,409	$138.83	14,277,537

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

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 38 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	June 30, 2016	By:	/s/ Lisa M. Schnorr
Lisa M. Schnorr, Senior Vice President and Controller

Date:	June 30, 2016	By:	/s/ David Klein
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

4.10
Supplemental Indenture No. 9, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc. and The Bank of New York Mellon Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and incorporated herein by reference).

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

4.16
Supplemental Indenture No. 5, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc. and The Bank of New York Mellon Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and incorporated herein by reference).

4.17
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference).

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

4.25
Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 4, 2015, filed December 8, 2015 and incorporated herein by reference).

4.26
Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc. and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and incorporated herein by reference).

4.27
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

4.29
Amendment No. 2, dated as of July 16, 2015, to the Third Amended and Restated Credit Agreement dated as of May 28, 2014, as amended by Amendment No. 1 dated as of August 20, 2014, by and among the Company, CIH International S.à r.l., CI Cerveza S.à r.l., the Guarantors, Bank of America, N.A., as administrative agent, and the Lenders party to the Amendment (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 16, 2015, filed July 21, 2015 and incorporated herein by reference).

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

10.2
Cross-Guarantee Agreement, dated as of March 10, 2016, by and among CIH International S.à r.l., CIH Holdings S.à r.l. and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2016, filed March 15, 2016 and incorporated herein by reference).

10.3	Form of U.S. Pledge Agreement (filed as Exhibit D-1 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.4	Form of Luxembourg Equity Pledge Agreement (filed as Exhibit D-2 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.5	Form of Luxembourg PEC Pledge Agreement (filed as Exhibit D-3 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.6	Form of Barbados Charge Over Shares (filed as Exhibit D-4 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.7	Form of Mexican Pledge Agreement (filed as 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and incorporated herein by reference).

10.8
Form of Terms and Conditions of Memorandum with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.9
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.10
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.11
Executive Employment Agreement effective as of August 1, 2016, between Constellation Brands Canada, Inc. and John A. Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2016, filed June 15, 2016 and incorporated herein by reference). *

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

99.3
First Amendment, dated and effective April 25, 2016, to the Company’s 1989 Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2016 and February 29, 2016, (ii) Consolidated Statements of Comprehensive Income for the three months ended May 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

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