Form 10-Q
period 2016-08-31
CONSTELLATION BRANDS, INC.
filed 2016-10-05
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2016, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	177,722,867
Class B Common Stock, par value $.01 per share	23,352,727
Class 1 Common Stock, par value $.01 per share	2,000

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	August 31, 2016	February 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$177.3	$83.1
Accounts receivable	831.1	732.5
Inventories	1,855.2	1,851.6
Prepaid expenses and other	306.2	310.4
Total current assets	3,169.8	2,977.6
Property, plant and equipment	3,632.1	3,333.4
Goodwill	7,356.8	7,138.6
Intangible assets	3,441.5	3,403.8
Other assets	117.2	111.6
Total assets	$17,717.4	$16,965.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$114.3	$408.3
Current maturities of long-term debt	893.1	856.7
Accounts payable	624.5	429.3
Accrued excise taxes	35.9	33.6
Other accrued expenses and liabilities	531.8	544.4
Total current liabilities	2,199.6	2,272.3
Long-term debt, less current maturities	7,021.6	6,816.2
Deferred income taxes	1,164.1	1,022.2
Other liabilities	158.0	162.5
Total liabilities	10,543.3	10,273.2
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value- Authorized, 322,000,000 shares; Issued, 256,740,571 shares and 255,558,026 shares, respectively	2.6	2.6
Class B Convertible Common Stock, $.01 par value- Authorized, 30,000,000 shares; Issued, 28,358,527 shares and 28,358,529 shares, respectively	0.3	0.3
Additional paid-in capital	2,675.4	2,589.0
Retained earnings	6,608.7	6,090.5
Accumulated other comprehensive loss	(443.1)	(452.5)
	8,843.9	8,229.9
Less: Treasury stock –
Class A Common Stock, at cost, 78,931,744 shares and 79,454,011 shares, respectively	(1,659.3)	(1,668.1)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(1,661.5)	(1,670.3)
Total CBI stockholders’ equity	7,182.4	6,559.6
Noncontrolling interests	(8.3)	132.2
Total stockholders’ equity	7,174.1	6,691.8
Total liabilities and stockholders’ equity	$17,717.4	$16,965.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2016	2015	2016	2015
Sales	$4,275.8	$3,710.9	$2,222.8	$1,912.9
Less – excise taxes	(382.8)	(346.2)	(201.6)	(179.5)
Net sales	3,893.0	3,364.7	2,021.2	1,733.4
Cost of product sold	(2,042.7)	(1,852.0)	(1,052.2)	(957.8)
Gross profit	1,850.3	1,512.7	969.0	775.6
Selling, general and administrative expenses	(686.7)	(606.0)	(358.1)	(296.2)
Operating income	1,163.6	906.7	610.9	479.4
Equity in earnings of equity method investees	0.7	1.2	—	0.2
Interest expense	(178.7)	(154.8)	(94.1)	(77.3)
Loss on write-off of debt issuance costs	—	(1.1)	—	(1.1)
Income before income taxes	985.6	752.0	516.8	401.2
Provision for income taxes	(313.3)	(207.7)	(163.6)	(97.1)
Net income	672.3	544.3	353.2	304.1
Net (income) loss attributable to noncontrolling interests	4.9	(3.3)	5.7	(1.7)
Net income attributable to CBI	$677.2	$541.0	$358.9	$302.4

Comprehensive income	$678.1	$293.3	$364.9	$109.8
Comprehensive loss attributable to noncontrolling interests	8.5	8.4	7.4	7.2
Comprehensive income attributable to CBI	$686.6	$301.7	$372.3	$117.0

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$3.42	$2.80	$1.81	$1.56
Basic – Class B Convertible Common Stock	$3.10	$2.54	$1.64	$1.42

Diluted – Class A Common Stock	$3.30	$2.67	$1.75	$1.49
Diluted – Class B Convertible Common Stock	$3.04	$2.47	$1.61	$1.38

Weighted average common shares outstanding:
Basic – Class A Common Stock	177.001	171.805	177.460	172.239
Basic – Class B Convertible Common Stock	23.353	23.370	23.353	23.364

Diluted – Class A Common Stock	205.508	202.984	205.650	203.110
Diluted – Class B Convertible Common Stock	23.353	23.370	23.353	23.364

Cash dividends declared per common share:
Class A Common Stock	$0.80	$0.62	$0.40	$0.31
Class B Convertible Common Stock	$0.72	$0.56	$0.36	$0.28

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2016	2015
Cash flows from operating activities:
Net income	$672.3	$544.3
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	139.9	94.0
Depreciation	113.9	88.7
Stock-based compensation	31.4	26.0
Amortization of debt issuance costs	6.4	6.2
Amortization of intangible assets	6.3	22.7
Noncash portion of loss on write-off of debt issuance costs	—	1.1
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(94.9)	(128.9)
Inventories	48.9	63.6
Prepaid expenses and other current assets	(28.6)	44.7
Accounts payable	144.3	94.1
Accrued excise taxes	2.1	(1.4)
Other accrued expenses and liabilities	28.5	(22.5)
Other	(25.6)	(29.5)
Total adjustments	372.6	258.8
Net cash provided by operating activities	1,044.9	803.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(368.6)	(294.8)
Purchases of businesses	(284.9)	(317.9)
Other investing activities	(0.1)	3.7
Net cash used in investing activities	(653.6)	(609.0)

Cash flows from financing activities:
Principal payments of long-term debt	(842.4)	(109.3)
Net repayments of notes payable	(295.8)	(18.5)
Dividends paid	(158.8)	(119.8)
Payments of minimum tax withholdings on stock-based payment awards	(64.7)	(38.4)
Purchases of treasury stock	(5.5)	—
Payments of debt issuance costs	(4.6)	(7.6)
Proceeds from issuance of long-term debt	940.6	200.0
Excess tax benefits from stock-based payment awards	100.9	89.7
Proceeds from shares issued under equity compensation plans	33.3	33.2
Net cash provided by (used in) financing activities	(297.0)	29.3

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(3.8)

Net increase in cash and cash equivalents	94.2	219.6
Cash and cash equivalents, beginning of period	83.1	110.1
Cash and cash equivalents, end of period	$177.3	$329.7

Supplemental disclosures of noncash investing and financing activities:
Additions to property, plant and equipment	$209.4	$63.1
Conversion of noncontrolling equity interest to long-term debt	$132.0	$—
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2016
(unaudited)

1.    BASIS OF PRESENTATION:

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 (the “2016 Annual Report”). Results of operations for interim periods are not necessarily indicative of annual results. During the three months ended August 31, 2016, we recorded an immaterial adjustment on our balance sheet for the conversion of noncontrolling equity interest to long-term debt of $132.0 million related to a prior period (see Note 7).

2.    INVENTORIES:

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2016	February 29, 2016
(in millions)
Raw materials and supplies	$137.8	$107.2
In-process inventories	1,147.0	1,218.7
Finished case goods	570.4	525.7
	$1,855.2	$1,851.6

3.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2016 Annual Report and have not changed significantly for the six months and three months ended August 31, 2016.

The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2016	February 29, 2016
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$899.2	$731.6
Interest rate swap contracts	$750.0	$600.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$471.3	$975.6
Commodity derivative contracts	$186.3	$198.7
Interest rate swap contracts	$1,000.0	$1,000.0

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2016, the estimated fair value of derivative instruments in a net liability position due to counterparties was $69.6 million. If we were required to settle the net liability position under these derivative instruments on August 31, 2016, we would have had sufficient availability under our available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	August 31, 2016	February 29, 2016		August 31, 2016	February 29, 2016
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$6.3	$5.5	Other accrued expenses and liabilities	$25.2	$33.0
Other assets	$3.8	$1.2	Other liabilities	$27.1	$26.2
Interest rate swap contracts:
Other assets	$0.4	$0.3	Other accrued expenses and liabilities	$1.0	$1.5
			Other liabilities	$0.7	$0.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$3.1	$4.8	Other accrued expenses and liabilities	$2.1	$9.8
Commodity derivative contracts:
Prepaid expenses and other	$2.3	$0.6	Other accrued expenses and liabilities	$18.7	$29.3
Other assets	$1.1	$0.3	Other liabilities	$7.4	$16.8
Interest rate swap contracts:
Prepaid expenses and other	$0.4	$0.7	Other accrued expenses and liabilities	$2.8	$5.7

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Six Months Ended August 31, 2016
Foreign currency contracts	$(0.6)	Sales	$0.2
		Cost of product sold	(10.7)
Interest rate swap contracts	0.1	Interest expense	(3.7)
	$(0.5)		$(14.2)

For the Six Months Ended August 31, 2015
Foreign currency contracts	$(34.9)	Sales	$0.9
		Cost of product sold	(7.8)
Interest rate swap contracts	(1.0)	Interest expense	(4.2)
	$(35.9)		$(11.1)

For the Three Months Ended August 31, 2016
Foreign currency contracts	$1.7	Sales	$0.1
		Cost of product sold	(5.7)
Interest rate swap contracts	(0.8)	Interest expense	(1.8)
	$0.9		$(7.4)

For the Three Months Ended August 31, 2015
Foreign currency contracts	$(28.0)	Sales	$0.3
		Cost of product sold	(4.3)
Interest rate swap contracts	(0.3)	Interest expense	(2.1)
	$(28.3)		$(6.1)

We expect $13.8 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Six Months Ended August 31, 2016
Commodity derivative contracts	Cost of product sold	$7.7
Foreign currency contracts	Selling, general and administrative expenses	(14.3)
		$(6.6)

For the Six Months Ended August 31, 2015
Commodity derivative contracts	Cost of product sold	$(16.4)
Foreign currency contracts	Selling, general and administrative expenses	(15.1)
		$(31.5)

For the Three Months Ended August 31, 2016
Commodity derivative contracts	Cost of product sold	$(5.4)
Foreign currency contracts	Selling, general and administrative expenses	(3.8)
		$(9.2)

For the Three Months Ended August 31, 2015
Commodity derivative contracts	Cost of product sold	$(11.2)
Foreign currency contracts	Selling, general and administrative expenses	(11.0)
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

Fair value methodology and assumptions –
The methods and assumptions we use to estimate the fair value for each class of our financial instruments are presented in Notes 1 and 7 of our consolidated financial statements included in our 2016 Annual Report and have not changed significantly for the six months and three months ended August 31, 2016. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of August 31, 2016, and February 29, 2016, due to the relatively short maturity of these instruments. As of August 31, 2016, the carrying amount of long-term debt, including the current portion, was $7,914.7 million, compared with an estimated fair value of $8,111.3 million. As of February 29, 2016, the carrying amount of long-term debt, including the current portion, was $7,672.9 million, compared with an estimated fair value of $7,252.0 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2016
Assets:
Foreign currency contracts	$—	$13.2	$—	$13.2
Commodity derivative contracts	$—	$3.4	$—	$3.4
Interest rate swap contracts	$—	$0.8	$—	$0.8
Available-for-sale (“AFS”) debt securities	$—	$—	$4.9	$4.9
Liabilities:
Foreign currency contracts	$—	$54.4	$—	$54.4
Commodity derivative contracts	$—	$26.1	$—	$26.1
Interest rate swap contracts	$—	$4.5	$—	$4.5

February 29, 2016
Assets:
Foreign currency contracts	$—	$11.5	$—	$11.5
Commodity derivative contracts	$—	$0.9	$—	$0.9
Interest rate swap contracts	$—	$1.0	$—	$1.0
AFS debt securities	$—	$—	$4.6	$4.6
Liabilities:
Foreign currency contracts	$—	$69.0	$—	$69.0
Commodity derivative contracts	$—	$46.1	$—	$46.1
Interest rate swap contracts	$—	$7.6	$—	$7.6

5.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2015	$3,776.2	$2,432.0	$6,208.2
Purchase accounting allocations (1)	761.8	203.3	965.1
Foreign currency translation adjustments	(7.9)	(26.8)	(34.7)
Balance, February 29, 2016	4,530.1	2,608.5	7,138.6
Purchase accounting allocations (2)	(0.1)	204.5	204.4
Foreign currency translation adjustments	(1.3)	15.1	13.8
Balance, August 31, 2016	$4,528.7	$2,828.1	$7,356.8

(1)	Purchase accounting allocations associated with the acquisitions of Ballast Point (as defined below) (Beer) and Meiomi (as defined below) (Wine and Spirits).

(2)	Preliminary purchase accounting allocations associated primarily with the acquisition of Prisoner (as defined below) (Wine and Spirits).

As of August 31, 2016, and February 29, 2016, we have accumulated impairment losses associated with goodwill assigned to our Wine and Spirits’ Canadian reporting unit of C$289.1 million, or $220.6 million and $213.5 million, respectively.

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

Goodwill associated with the acquisition is primarily attributable to the future growth opportunities associated with the acquisition of a high-growth premium platform that enables us to compete in the fast-growing craft beer category, further strengthening our position in the high-end U.S. beer market. None of the goodwill recognized is expected to be deductible for income tax purposes. The results of operations of Ballast Point are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Meiomi –
In August 2015, we acquired the Meiomi wine business, consisting primarily of the trademark, related inventories and certain grape supply contracts, for $316.2 million (“Meiomi”). The results of operations of Meiomi are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

6.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	August 31, 2016		February 29, 2016
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$104.7	$59.4	$102.5	$60.2
Favorable interim supply agreement	68.3	—	68.3	2.2
Other	20.9	2.7	22.3	3.5
Total	$193.9	62.1	$193.1	65.9

Nonamortizable intangible assets
Trademarks		3,375.2		3,333.8
Other		4.2		4.1
Total		3,379.4		3,337.9
Total intangible assets		$3,441.5		$3,403.8

We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2016, and August 31, 2015. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $6.3 million and $22.7 million for the six months ended August 31, 2016, and August 31, 2015, respectively, and $2.1 million and $11.0 million for the three months ended August 31, 2016, and August 31, 2015, respectively. Estimated amortization expense for the remaining six months of fiscal 2017 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2017	$4.2
2018	$6.2
2019	$6.2
2020	$5.9
2021	$5.6
2022	$5.3
Thereafter	$28.7

7.    BORROWINGS:

Borrowings consist of the following:

	August 31, 2016			February 29, 2016
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$—	$—	$—	$92.0
Other	114.3	—	114.3	316.3
	$114.3	$—	$114.3	$408.3

Long-term debt
Senior Credit Facility – Term Loans	$172.5	$3,305.9	$3,478.4	$2,856.8
Senior Notes	699.4	3,320.5	4,019.9	4,716.3
Other	21.2	395.2	416.4	99.8
	$893.1	$7,021.6	$7,914.7	$7,672.9

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

As of August 31, 2016, information with respect to borrowings under the 2016 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A Facility (1)	U.S. Term A-1 Facility (1)	European Term A Facility (1)	European Term A-1 Facility (1)
(in millions)
Outstanding borrowings	$—	$1,199.7	$239.1	$1,351.5	$688.1
Interest rate	—%	2.0%	2.2%	2.0%	2.0%
Libor margin	1.5%	1.5%	1.75%	1.5%	1.5%
Outstanding letters of credit	$16.8
Remaining borrowing capacity	$1,133.2

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

As of August 31, 2016, the required principal repayments of the term loans under the 2016 Credit Agreement (excluding unamortized debt issuance costs of $18.9 million) for the remaining six months of fiscal 2017 and for each of the five succeeding fiscal years are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	European Term A Facility	European Term A-1 Facility	Total
(in millions)
2017	$31.8	$1.2	$35.7	$17.5	$86.2
2018	63.6	2.4	71.5	35.0	172.5
2019	63.6	2.4	71.5	35.0	172.5
2020	63.6	2.4	71.5	35.0	172.5
2021	985.4	2.4	1,108.4	35.0	2,131.2
2022	—	228.7	—	533.7	762.4
	$1,208.0	$239.5	$1,358.6	$691.2	$3,497.3

Interest rate swap contracts –
In April 2012, we entered into interest rate swap agreements which fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. We have entered into $250.0 million of additional one-month LIBOR base rate delayed-start interest rate swap agreements effective September 1, 2016, which are designated as cash flow hedges for $250.0 million of our floating LIBOR rate debt. As a result, we have fixed our interest rates on $250.0 million of our floating LIBOR rate debt at an average rate of 1.1% (exclusive of borrowing margins) from September 1, 2016, through July 1, 2020.

Senior notes –
In August 2006, we issued $700.0 million aggregate principal amount of 7.25% Senior Notes due September 2016 (the “August 2006 Senior Notes”). On August 30, 2016, we repaid the August 2006 Senior Notes primarily with cash flows from operating activities.

Other –
Canadian credit agreement:
In June 2016, through a wholly-owned indirect subsidiary of ours, we entered into a new secured Canadian credit agreement which provides for a C$275.0 million term loan facility ($214.1 million at issuance) and a C$50.0 million revolving credit facility which was undrawn at issuance (the “Canadian Credit Agreement”). The interest rate varies based on the subsidiary’s consolidated leverage ratio (as defined in the Canadian Credit Agreement) and is a function of a base rate plus a margin. The Canadian Credit Agreement has a maturity of June 21, 2018. Proceeds from borrowings under the Canadian Credit Agreement were used for general corporate purposes. As of August 31, 2016, under the Canadian Credit Agreement, there were outstanding term loan borrowings of C$275.0 million, or $209.8 million (excluding unamortized debt issuance costs of $0.9 million), bearing an interest rate of 2.64%. There were no outstanding revolver borrowings under the Canadian Credit Agreement as of August 31, 2016.

Other long-term debt:
We have outstanding borrowings with our glass production plant joint venture partner, Owens-Illinois, which are included in our consolidated balance sheet as of August 31, 2016, in accordance with our consolidation of this variable interest entity. These borrowings have a maturity date of December 2064 with both a fixed and variable interest rate component. The variable interest rate is based upon certain performance measures as defined in the contractual agreement. As of August 31, 2016, amounts outstanding under the contractual agreement were $158.5 million with a weighted average interest rate of 5.7%.

Accounts receivable securitization facilities:
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

As of August 31, 2016, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$—	—%	$300.0
Crown Facility	$70.0	1.5%	$105.0

On September 27, 2016, our existing accounts receivable securitization facilities were amended, resulting in the extension of each facility for an additional 364-day term. In addition, the newly amended CBI Facility provides borrowing capacity of $235.0 million up to $340.0 million and the newly amended Crown Facility provides borrowing capacity of $120.0 million up to $210.0 million. The remaining provisions of the amended facilities are substantially identical in all material respects to the prior facilities.

8.    INCOME TAXES:

Our effective tax rate for the six months ended August 31, 2016, and August 31, 2015, was 31.8% and 27.6%, respectively. Our effective tax rate for the three months ended August 31, 2016, and August 31, 2015, was 31.7% and 24.2%, respectively.

Our effective tax rates for the six months and three months ended August 31, 2016, were lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses. Our effective tax rates for the six months and three months ended August 31, 2015, were lower than the federal statutory rate primarily due to decreases in uncertain tax positions and lower effective tax rates applicable to our foreign businesses.

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

9.    STOCKHOLDERS’ EQUITY:

In April 2012, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2013 Authorization have become treasury shares.

For the six months ended August 31, 2016, we repurchased 34,500 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $5.5 million through open market transactions. Additionally, we entered into a trading plan under Rule 10b5-1 effective for repurchases on and after August 31, 2016, through October 7, 2016. Subsequent to August 31, 2016, we repurchased 133,311 shares of Class A Common Stock at an aggregate cost of $21.9 million through open market transactions.

As of October 5, 2016, total shares repurchased under the 2013 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2013 Authorization	$1,000.0	$357.9	14,437,939

10.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the six months and three months ended August 31, 2016, and August 31, 2015, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the six months and three months ended August 31, 2016, and August 31, 2015, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Six Months Ended
	August 31, 2016		August 31, 2015
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$604.9	$72.3	$481.6	$59.4
Conversion of Class B common shares into Class A common shares	72.3	—	59.4	—
Effect of stock-based awards on allocated net income	—	(1.4)	—	(1.8)
Net income attributable to CBI allocated – diluted	$677.2	$70.9	$541.0	$57.6

Weighted average common shares outstanding – basic	177.001	23.353	171.805	23.370
Conversion of Class B common shares into Class A common shares	23.353	—	23.370	—
Stock-based awards, primarily stock options	5.154	—	7.809	—
Weighted average common shares outstanding – diluted	205.508	23.353	202.984	23.370

Net income per common share attributable to CBI – basic	$3.42	$3.10	$2.80	$2.54
Net income per common share attributable to CBI – diluted	$3.30	$3.04	$2.67	$2.47

	For the Three Months Ended
	August 31, 2016		August 31, 2015
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Net income attributable to CBI allocated – basic	$320.7	$38.2	$269.3	$33.1
Conversion of Class B common shares into Class A common shares	38.2	—	33.1	—
Effect of stock-based awards on allocated net income	—	(0.7)	—	(1.0)
Net income attributable to CBI allocated – diluted	$358.9	$37.5	$302.4	$32.1

Weighted average common shares outstanding – basic	177.460	23.353	172.239	23.364
Conversion of Class B common shares into Class A common shares	23.353	—	23.364	—
Stock-based awards, primarily stock options	4.837	—	7.507	—
Weighted average common shares outstanding – diluted	205.650	23.353	203.110	23.364

Net income per common share attributable to CBI – basic	$1.81	$1.64	$1.56	$1.42
Net income per common share attributable to CBI – diluted	$1.75	$1.61	$1.49	$1.38

11.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2016
Net income attributable to CBI			$677.2
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(2.8)	$(1.7)	(4.5)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(2.8)	(1.7)	(4.5)
Unrealized loss on cash flow hedges:
Net derivative losses	(3.1)	2.6	(0.5)
Reclassification adjustments	20.9	(6.7)	14.2
Net gain recognized in other comprehensive income	17.8	(4.1)	13.7
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.2	0.1	0.3
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.2	0.1	0.3
Pension/postretirement adjustments:
Net actuarial losses	(0.6)	0.2	(0.4)
Reclassification adjustments	0.3	—	0.3
Net loss recognized in other comprehensive income	(0.3)	0.2	(0.1)
Other comprehensive income attributable to CBI	$14.9	$(5.5)	9.4
Comprehensive income attributable to CBI			$686.6

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2015
Net income attributable to CBI			$541.0
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(217.8)	$2.8	(215.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(217.8)	2.8	(215.0)
Unrealized loss on cash flow hedges:
Net derivative losses	(48.9)	13.0	(35.9)
Reclassification adjustments	16.3	(5.1)	11.2
Net loss recognized in other comprehensive loss	(32.6)	7.9	(24.7)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.4)	—	(0.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.4)	—	(0.4)
Pension/postretirement adjustments:
Net actuarial gains	0.9	(0.3)	0.6
Reclassification adjustments	0.2	—	0.2
Net gain recognized in other comprehensive loss	1.1	(0.3)	0.8
Other comprehensive loss attributable to CBI	$(249.7)	$10.4	(239.3)
Comprehensive income attributable to CBI			$301.7

For the Three Months Ended August 31, 2016
Net income attributable to CBI			$358.9
Other comprehensive income attributable to CBI:
Foreign currency translation adjustments:
Net gains	$4.6	$0.1	4.7
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	4.6	0.1	4.7
Unrealized gain on cash flow hedges:
Net derivative gains	0.1	0.8	0.9
Reclassification adjustments	10.8	(3.3)	7.5
Net gain recognized in other comprehensive income	10.9	(2.5)	8.4
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.1	0.1	0.2
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.1	0.1	0.2
Pension/postretirement adjustments:
Net actuarial gains	—	—	—
Reclassification adjustments	0.1	—	0.1
Net gain recognized in other comprehensive income	0.1	—	0.1
Other comprehensive income attributable to CBI	$15.7	$(2.3)	13.4
Comprehensive income attributable to CBI			$372.3

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2015
Net income attributable to CBI			$302.4
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(167.1)	$3.4	(163.7)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(167.1)	3.4	(163.7)
Unrealized loss on cash flow hedges:
Net derivative losses	(38.4)	10.1	(28.3)
Reclassification adjustments	8.7	(2.6)	6.1
Net loss recognized in other comprehensive loss	(29.7)	7.5	(22.2)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.3)	—	(0.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.3)	—	(0.3)
Pension/postretirement adjustments:
Net actuarial gains	1.0	(0.3)	0.7
Reclassification adjustments	0.1	—	0.1
Net gain recognized in other comprehensive loss	1.1	(0.3)	0.8
Other comprehensive loss attributable to CBI	$(196.0)	$10.6	(185.4)
Comprehensive income attributable to CBI			$117.0

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 29, 2016	$(390.5)	$(46.1)	$(2.8)	$(13.1)	$(452.5)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(4.5)	(0.5)	0.3	(0.4)	(5.1)
Amounts reclassified from accumulated other comprehensive loss	—	14.2	—	0.3	14.5
Other comprehensive income (loss)	(4.5)	13.7	0.3	(0.1)	9.4
Balance, August 31, 2016	$(395.0)	$(32.4)	$(2.5)	$(13.2)	$(443.1)

12.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of August 31, 2016, and February 29, 2016, the condensed consolidating statements of comprehensive income for the six months and three months ended August 31, 2016, and August 31, 2015, and the condensed consolidating statements of cash flows for the six months ended August 31, 2016, and August 31, 2015, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors is not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2016 Annual Report. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2016
Current assets:
Cash and cash equivalents	$25.9	$8.0	$143.4	$—	$177.3
Accounts receivable	0.3	21.3	809.5	—	831.1
Inventories	162.3	1,386.0	423.3	(116.4)	1,855.2
Intercompany receivable	19,941.0	26,759.5	10,573.3	(57,273.8)	—
Prepaid expenses and other	39.9	49.4	269.0	(52.1)	306.2
Total current assets	20,169.4	28,224.2	12,218.5	(57,442.3)	3,169.8
Property, plant and equipment	68.3	908.0	2,655.8	—	3,632.1
Investments in subsidiaries	13,000.9	22.3	—	(13,023.2)	—
Goodwill	—	6,580.7	776.1	—	7,356.8
Intangible assets	—	1,004.7	2,436.8	—	3,441.5
Intercompany notes receivable	4,941.9	198.1	163.0	(5,303.0)	—
Other assets	18.0	73.2	26.0	—	117.2
Total assets	$38,198.5	$37,011.2	$18,276.2	$(75,768.5)	$17,717.4

Current liabilities:
Notes payable to banks	$—	$—	$114.3	$—	$114.3
Current maturities of long-term debt	769.3	16.7	107.1	—	893.1
Accounts payable	38.9	210.7	374.9	—	624.5
Accrued excise taxes	19.3	11.5	5.1	—	35.9
Intercompany payable	25,012.7	21,426.3	10,834.8	(57,273.8)	—
Other accrued expenses and liabilities	268.6	207.9	143.9	(88.6)	531.8
Total current liabilities	26,108.8	21,873.1	11,580.1	(57,362.4)	2,199.6
Long-term debt, less current maturities	4,695.2	24.9	2,301.5	—	7,021.6
Deferred income taxes	17.2	792.8	354.1	—	1,164.1
Intercompany notes payable	163.1	5,121.6	18.3	(5,303.0)	—
Other liabilities	31.8	31.4	94.8	—	158.0
Total liabilities	31,016.1	27,843.8	14,348.8	(62,665.4)	10,543.3
Total CBI stockholders’ equity	7,182.4	9,167.4	3,935.7	(13,103.1)	7,182.4
Noncontrolling interests	—	—	(8.3)	—	(8.3)
Total stockholders’ equity	7,182.4	9,167.4	3,927.4	(13,103.1)	7,174.1
Total liabilities and stockholders’ equity	$38,198.5	$37,011.2	$18,276.2	$(75,768.5)	$17,717.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 29, 2016
Current assets:
Cash and cash equivalents	$6.0	$4.2	$72.9	$—	$83.1
Accounts receivable	0.4	22.3	709.8	—	732.5
Inventories	151.6	1,483.5	344.0	(127.5)	1,851.6
Intercompany receivable	17,459.3	23,758.9	9,393.5	(50,611.7)	—
Prepaid expenses and other	29.6	67.8	281.1	(68.1)	310.4
Total current assets	17,646.9	25,336.7	10,801.3	(50,807.3)	2,977.6
Property, plant and equipment	63.2	879.8	2,390.4	—	3,333.4
Investments in subsidiaries	13,047.2	19.0	—	(13,066.2)	—
Goodwill	—	6,376.4	762.2	—	7,138.6
Intangible assets	—	970.9	2,430.8	2.1	3,403.8
Intercompany notes receivable	4,705.9	86.6	—	(4,792.5)	—
Other assets	20.0	69.6	22.0	—	111.6
Total assets	$35,483.2	$33,739.0	$16,406.7	$(68,663.9)	$16,965.0

Current liabilities:
Notes payable to banks	$—	$—	$408.3	$—	$408.3
Current maturities of long-term debt	765.6	18.0	73.1	—	856.7
Accounts payable	37.7	100.7	290.9	—	429.3
Accrued excise taxes	14.7	14.7	4.2	—	33.6
Intercompany payable	22,293.3	19,018.6	9,299.8	(50,611.7)	—
Other accrued expenses and liabilities	349.1	185.1	119.4	(109.2)	544.4
Total current liabilities	23,460.4	19,337.1	10,195.7	(50,720.9)	2,272.3
Long-term debt, less current maturities	5,421.4	26.3	1,368.5	—	6,816.2
Deferred income taxes	11.9	734.8	275.5	—	1,022.2
Intercompany notes payable	—	4,776.6	15.9	(4,792.5)	—
Other liabilities	29.9	39.1	93.5	—	162.5
Total liabilities	28,923.6	24,913.9	11,949.1	(55,513.4)	10,273.2
Total CBI stockholders’ equity	6,559.6	8,825.1	4,325.4	(13,150.5)	6,559.6
Noncontrolling interests	—	—	132.2	—	132.2
Total stockholders’ equity	6,559.6	8,825.1	4,457.6	(13,150.5)	6,691.8
Total liabilities and stockholders’ equity	$35,483.2	$33,739.0	$16,406.7	$(68,663.9)	$16,965.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2016
Sales	$1,335.4	$3,498.0	$1,788.8	$(2,346.4)	$4,275.8
Less – excise taxes	(170.1)	(180.4)	(32.3)	—	(382.8)
Net sales	1,165.3	3,317.6	1,756.5	(2,346.4)	3,893.0
Cost of product sold	(950.5)	(2,400.8)	(1,023.8)	2,332.4	(2,042.7)
Gross profit	214.8	916.8	732.7	(14.0)	1,850.3
Selling, general and administrative expenses	(200.7)	(396.2)	(111.6)	21.8	(686.7)
Operating income	14.1	520.6	621.1	7.8	1,163.6
Equity in earnings of equity method investees and subsidiaries	776.6	3.6	0.4	(779.9)	0.7
Interest income	0.4	—	0.6	—	1.0
Intercompany interest income	114.7	149.2	0.1	(264.0)	—
Interest expense	(151.1)	(0.8)	(27.8)	—	(179.7)
Intercompany interest expense	(149.0)	(114.6)	(0.4)	264.0	—
Income before income taxes	605.7	558.0	594.0	(772.1)	985.6
(Provision for) benefit from income taxes	71.5	(217.4)	(163.2)	(4.2)	(313.3)
Net income	677.2	340.6	430.8	(776.3)	672.3
Net loss attributable to noncontrolling interests	—	—	4.9	—	4.9
Net income attributable to CBI	$677.2	$340.6	$435.7	$(776.3)	$677.2

Comprehensive income attributable to CBI	$686.6	$342.3	$441.7	$(784.0)	$686.6

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2015
Sales	$1,183.6	$2,922.4	$1,618.0	$(2,013.1)	$3,710.9
Less – excise taxes	(159.7)	(154.8)	(31.7)	—	(346.2)
Net sales	1,023.9	2,767.6	1,586.3	(2,013.1)	3,364.7
Cost of product sold	(828.5)	(2,079.6)	(952.1)	2,008.2	(1,852.0)
Gross profit	195.4	688.0	634.2	(4.9)	1,512.7
Selling, general and administrative expenses	(199.6)	(351.3)	(62.2)	7.1	(606.0)
Operating income (loss)	(4.2)	336.7	572.0	2.2	906.7
Equity in earnings of equity method investees and subsidiaries	626.3	3.7	0.4	(629.2)	1.2
Interest income	0.1	—	0.3	—	0.4
Intercompany interest income	92.0	130.3	—	(222.3)	—
Interest expense	(140.8)	(0.6)	(13.8)	—	(155.2)
Intercompany interest expense	(130.0)	(91.9)	(0.4)	222.3	—
Loss on write-off of debt issuance costs	(0.4)	—	(0.7)	—	(1.1)
Income before income taxes	443.0	378.2	557.8	(627.0)	752.0
(Provision for) benefit from income taxes	98.0	(147.9)	(156.8)	(1.0)	(207.7)
Net income	541.0	230.3	401.0	(628.0)	544.3
Net income attributable to noncontrolling interests	—	—	(3.3)	—	(3.3)
Net income attributable to CBI	$541.0	$230.3	$397.7	$(628.0)	$541.0

Comprehensive income attributable to CBI	$301.7	$230.1	$155.8	$(385.9)	$301.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2016
Sales	$711.7	$1,811.2	$822.7	$(1,122.8)	$2,222.8
Less – excise taxes	(92.1)	(93.5)	(16.0)	—	(201.6)
Net sales	619.6	1,717.7	806.7	(1,122.8)	2,021.2
Cost of product sold	(499.1)	(1,249.3)	(459.0)	1,155.2	(1,052.2)
Gross profit	120.5	468.4	347.7	32.4	969.0
Selling, general and administrative expenses	(109.4)	(203.1)	(56.4)	10.8	(358.1)
Operating income	11.1	265.3	291.3	43.2	610.9
Equity in earnings of equity method investees and subsidiaries	407.7	1.3	0.4	(409.4)	—
Interest income	0.3	—	0.3	—	0.6
Intercompany interest income	57.3	75.9	0.1	(133.3)	—
Interest expense	(76.8)	(0.4)	(17.5)	—	(94.7)
Intercompany interest expense	(75.9)	(57.2)	(0.2)	133.3	—
Income before income taxes	323.7	284.9	274.4	(366.2)	516.8
(Provision for) benefit from income taxes	35.2	(111.5)	(71.7)	(15.6)	(163.6)
Net income	358.9	173.4	202.7	(381.8)	353.2
Net loss attributable to noncontrolling interests	—	—	5.7	—	5.7
Net income attributable to CBI	$358.9	$173.4	$208.4	$(381.8)	$358.9

Comprehensive income attributable to CBI	$372.3	$173.6	$220.2	$(393.8)	$372.3

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2015
Sales	$625.0	$1,497.5	$792.8	$(1,002.4)	$1,912.9
Less – excise taxes	(83.5)	(79.7)	(16.3)	—	(179.5)
Net sales	541.5	1,417.8	776.5	(1,002.4)	1,733.4
Cost of product sold	(437.7)	(1,076.0)	(466.0)	1,021.9	(957.8)
Gross profit	103.8	341.8	310.5	19.5	775.6
Selling, general and administrative expenses	(96.8)	(174.1)	(28.7)	3.4	(296.2)
Operating income	7.0	167.7	281.8	22.9	479.4
Equity in earnings of equity method investees and subsidiaries	322.1	1.5	0.2	(323.6)	0.2
Interest income	—	—	0.1	—	0.1
Intercompany interest income	46.2	66.4	—	(112.6)	—
Interest expense	(71.5)	(0.3)	(5.6)	—	(77.4)
Intercompany interest expense	(66.4)	(46.0)	(0.2)	112.6	—
Loss on write-off of debt issuance costs	(0.4)	—	(0.7)	—	(1.1)
Income before income taxes	237.0	189.3	275.6	(300.7)	401.2
(Provision for) benefit from income taxes	65.4	(74.8)	(80.1)	(7.6)	(97.1)
Net income	302.4	114.5	195.5	(308.3)	304.1
Net income attributable to noncontrolling interests	—	—	(1.7)	—	(1.7)
Net income attributable to CBI	$302.4	$114.5	$193.8	$(308.3)	$302.4

Comprehensive income attributable to CBI	$117.0	$115.0	$6.2	$(121.2)	$117.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2016
Net cash provided by operating activities	$157.8	$563.3	$815.8	$(492.0)	$1,044.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.6)	(73.3)	(289.7)	—	(368.6)
Purchase of business	—	(284.9)	—	—	(284.9)
Net proceeds from (repayments of) intercompany notes	(39.0)	5.0	—	34.0	—
Net returns of capital from equity affiliates	335.4	—	—	(335.4)	—
Other investing activities	0.2	(0.1)	(0.2)	—	(0.1)
Net cash provided by (used in) investing activities	291.0	(353.3)	(289.9)	(301.4)	(653.6)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(831.7)	831.7	—
Net contributions from (returns of capital to) equity affiliates	(0.4)	4.7	—	(4.3)	—
Net proceeds from (repayments of) intercompany notes	334.6	(138.4)	(162.2)	(34.0)	—
Principal payments of long-term debt	(733.0)	(10.9)	(98.5)	—	(842.4)
Net repayments of notes payable	—	—	(295.8)	—	(295.8)
Dividends paid	(158.8)	—	—	—	(158.8)
Payments of minimum tax withholdings on stock-based payment awards	—	(61.6)	(3.1)	—	(64.7)
Purchases of treasury stock	(5.5)	—	—	—	(5.5)
Payments of debt issuance costs	—	—	(4.6)	—	(4.6)
Proceeds from issuance of long-term debt	—	—	940.6	—	940.6
Excess tax benefits from stock-based payment awards	100.9	—	—	—	100.9
Proceeds from shares issued under equity compensation plans	33.3	—	—	—	33.3
Net cash used in financing activities	(428.9)	(206.2)	(455.3)	793.4	(297.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)

Net increase in cash and cash equivalents	19.9	3.8	70.5	—	94.2
Cash and cash equivalents, beginning of period	6.0	4.2	72.9	—	83.1
Cash and cash equivalents, end of period	$25.9	$8.0	$143.4	$—	$177.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2015
Net cash provided by (used in) operating activities	$(239.4)	$495.1	$547.4	$—	$803.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.4)	(19.5)	(269.9)	—	(294.8)
Purchase of business	—	(316.2)	(1.7)	—	(317.9)
Net proceeds from intercompany notes	139.4	—	—	(139.4)	—
Net investments in equity affiliates	(260.6)	—	—	260.6	—
Other investing activities	2.0	—	1.7	—	3.7
Net cash used in investing activities	(124.6)	(335.7)	(269.9)	121.2	(609.0)

Cash flows from financing activities:
Net contributions from (returns of capital to) equity affiliates	—	(10.5)	271.1	(260.6)	—
Net proceeds from (repayments of) intercompany notes	308.4	(103.6)	(344.2)	139.4	—
Principal payments of long-term debt	(31.5)	(9.5)	(68.3)	—	(109.3)
Net repayments of notes payable	—	—	(18.5)	—	(18.5)
Dividends paid	(119.8)	—	—	—	(119.8)
Payments of minimum tax withholdings on stock-based payment awards	—	(35.7)	(2.7)	—	(38.4)
Payments of debt issuance costs	(7.6)	—	—	—	(7.6)
Proceeds from issuance of long-term debt	200.0	—	—	—	200.0
Excess tax benefits from stock-based payment awards	89.7	—	—	—	89.7
Proceeds from shares issued under equity compensation plans	33.2	—	—	—	33.2
Net cash provided by (used in) financing activities	472.4	(159.3)	(162.6)	(121.2)	29.3

Effect of exchange rate changes on cash and cash equivalents	—	—	(3.8)	—	(3.8)

Net increase in cash and cash equivalents	108.4	0.1	111.1	—	219.6
Cash and cash equivalents, beginning of period	24.5	0.7	84.9	—	110.1
Cash and cash equivalents, end of period	$132.9	$0.8	$196.0	$—	$329.7

13.    BUSINESS SEGMENT INFORMATION:

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2016	2015	2016	2015
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$15.1	$12.2	$6.8	$6.7
Net gain (loss) on undesignated commodity derivative contracts	7.7	(16.4)	(5.4)	(11.2)
Flow through of inventory step-up	(11.5)	(1.2)	(3.4)	(1.2)
Amortization of favorable interim supply agreement	(2.2)	(17.9)	—	(9.0)
Total cost of product sold	9.1	(23.3)	(2.0)	(14.7)

Selling, general and administrative expenses
Costs associated with a potential initial public offering	(8.1)	—	(4.4)	—
Transaction, integration and other acquisition-related costs	(5.3)	(10.8)	(3.0)	(5.5)
Restructuring and related charges	(1.0)	(14.3)	0.1	(1.3)
Total selling, general and administrative expenses	(14.4)	(25.1)	(7.3)	(6.8)
Comparable Adjustments, Operating loss	$(5.3)	$(48.4)	$(9.3)	$(21.5)

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2016 Annual Report. Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2016	2015	2016	2015
(in millions)
Beer
Net sales	$2,373.5	$1,985.3	$1,222.5	$1,019.5
Segment operating income	$860.0	$692.4	$450.7	$355.9
Long-lived tangible assets	$2,449.4	$1,630.8	$2,449.4	$1,630.8
Total assets	$10,255.6	$8,461.5	$10,255.6	$8,461.5
Capital expenditures	$303.9	$260.7	$158.9	$149.2
Depreciation and amortization	$53.2	$27.9	$27.3	$13.6

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2016	2015	2016	2015
(in millions)
Wine and Spirits
Net sales:
Wine	$1,348.5	$1,212.1	$705.4	$624.3
Spirits	171.0	167.3	93.3	89.6
Net sales	$1,519.5	$1,379.4	$798.7	$713.9
Segment operating income	$373.7	$320.1	$205.7	$175.9
Equity in earnings (losses) of equity method investees	$0.7	$1.2	$(0.1)	$0.2
Long-lived tangible assets	$1,048.3	$1,030.0	$1,048.3	$1,030.0
Investments in equity method investees	$76.5	$73.3	$76.5	$73.3
Total assets	$7,073.0	$6,725.7	$7,073.0	$6,725.7
Capital expenditures	$29.6	$31.9	$17.1	$15.2
Depreciation and amortization	$50.2	$51.6	$25.3	$27.4

Corporate Operations and Other
Segment operating loss	$(64.8)	$(57.4)	$(36.2)	$(30.9)
Equity in earnings of equity method investees	$—	$—	$0.1	$—
Long-lived tangible assets	$134.4	$112.5	$134.4	$112.5
Investments in equity method investees	$7.0	$1.0	$7.0	$1.0
Total assets	$388.8	$435.6	$388.8	$435.6
Capital expenditures	$35.1	$2.2	$23.2	$0.7
Depreciation and amortization	$14.6	$14.0	$7.6	$6.7

Comparable Adjustments
Operating loss	$(5.3)	$(48.4)	$(9.3)	$(21.5)
Depreciation and amortization	$2.2	$17.9	$—	$9.0

Consolidated
Net sales	$3,893.0	$3,364.7	$2,021.2	$1,733.4
Operating income	$1,163.6	$906.7	$610.9	$479.4
Equity in earnings of equity method investees	$0.7	$1.2	$—	$0.2
Long-lived tangible assets	$3,632.1	$2,773.3	$3,632.1	$2,773.3
Investments in equity method investees	$83.5	$74.3	$83.5	$74.3
Total assets	$17,717.4	$15,622.8	$17,717.4	$15,622.8
Capital expenditures	$368.6	$294.8	$199.2	$165.1
Depreciation and amortization	$120.2	$111.4	$60.2	$56.7

14.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

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

15.    SUBSEQUENT EVENT:

High West –
In September 2016, we signed a definitive agreement and plan of merger to acquire all of the issued and outstanding common and preferred membership interests of High West Holdings, LLC, for approximately $160 million, subject to customary closing conditions and adjustments (“High West”). The acquisition includes a portfolio of high-end craft whiskeys and other select spirits offerings. The transaction is expected to close by the end of October. The results of operations of High West will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from the date of acquisition.

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

Our business strategy in the Wine and Spirits segment is centered on continued focus on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, we continue to focus on the premiumization of our branded wine and spirits portfolio (see “Recent Development” below). In markets where it is feasible, we have a consolidated U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers. In addition, we dedicate a large share of our sales and marketing resources to some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories. These brands include:  Black Box, Clos du Bois,

Estancia, Franciscan Estate, Inniskillin, Kim Crawford, Mark West, Meiomi, Mount Veeder, Nobilo, Robert Mondavi, Ruffino, Saved, Simi, SVEDKA Vodka, The Dreaming Tree, The Prisoner Brands and Wild Horse.

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

Recent Development

High West

In September 2016, we signed a definitive agreement and plan of merger to acquire High West for approximately $160 million, subject to customary closing conditions and adjustments. The acquisition includes a portfolio of high-end craft whiskeys and other select spirits offerings. The transaction is expected to close by the end of October. The results of operations of High West will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from the date of acquisition.

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

Beer Segment

Ballast Point Acquisition

In December 2015, we acquired Ballast Point for $998.5 million, net of cash acquired. The transaction primarily included the acquisition of goodwill, trademarks and property, plant and equipment. This acquisition provides us with a high-growth premium platform that enables us to compete in the fast-growing craft beer category, further strengthening our position in the high-end U.S. beer market. The results of operations of Ballast Point are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of acquired brand activity in connection with the acquisitions of Prisoner and Meiomi (wine), and the acquisition of Ballast Point (beer), as appropriate.

For the three months ended August 31, 2016 (“Second Quarter 2017”), and August 31, 2015 (“Second Quarter 2016”):

•	Our results of operations benefited from improvements in both the Beer and Wine and Spirits segments.

•
Net sales increased 17% primarily due to strong consumer demand within the Mexican beer portfolio, organic volume growth within our branded wine and spirits portfolio and net sales from the acquired Ballast Point and Meiomi brands.

•
Operating income increased 27% primarily due to the strong consumer demand and the favorable impact from pricing in select markets within the Mexican beer portfolio and organic branded wine and spirits growth.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 19% and 17%, respectively, primarily due to the items discussed above, partially offset by a higher provision for income taxes.

For the six months ended August 31, 2016 (“Six Months 2017”), and August 31, 2015 (“Six Months 2016”):

•	Our results of operations benefited from improvements in both the Beer and Wine and Spirits segments.

•
Net sales increased 16% primarily due to strong consumer demand within the Mexican beer portfolio, net sales from the acquired Ballast Point and Meiomi brands, and organic volume growth within our branded wine portfolio.

•
Operating income increased 28% primarily due to the strong consumer demand and the favorable impact from pricing in select markets within the Mexican beer portfolio, benefits from the acquisitions of Ballast Point, Meiomi and Prisoner, and lower Comparable Adjustments.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 25% and 24%, respectively, primarily due to the items discussed above and lower growth in interest expense as compared with growth in operating income, partially offset by a higher provision for income taxes.

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

As more fully described herein and in the related notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	Second Quarter 2017	Second Quarter 2016	Six Months 2017	Six Months 2016
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(5.4)	$(11.2)	$7.7	$(16.4)
Flow through of inventory step-up	(3.4)	(1.2)	(11.5)	(1.2)
Settlements of undesignated commodity derivative contracts	6.8	6.7	15.1	12.2
Amortization of favorable interim supply agreement	—	(9.0)	(2.2)	(17.9)
Total cost of product sold	(2.0)	(14.7)	9.1	(23.3)

Selling, general and administrative expenses
Costs associated with a potential initial public offering	(4.4)	—	(8.1)	—
Transaction, integration and other acquisition-related costs	(3.0)	(5.5)	(5.3)	(10.8)
Restructuring and related charges	0.1	(1.3)	(1.0)	(14.3)
Total selling, general and administrative expenses	(7.3)	(6.8)	(14.4)	(25.1)

Loss on write-off of debt issuance costs	—	(1.1)	—	(1.1)
Comparable Adjustments	$(9.3)	$(22.6)	$(5.3)	$(49.5)

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

Second Quarter 2017 Compared to Second Quarter 2016

Net Sales

	Second Quarter 2017	Second Quarter 2016	% Increase
(in millions)
Beer	$1,222.5	$1,019.5	20%
Wine and Spirits:
Wine	705.4	624.3	13%
Spirits	93.3	89.6	4%
Total Wine and Spirits	798.7	713.9	12%
Consolidated net sales	$2,021.2	$1,733.4	17%

Net sales increased $287.8 million due to an increase in Beer’s net sales of $203.0 million driven predominantly by volume growth within our Mexican beer portfolio, and Wine and Spirits’ net sales of $84.8 million due largely to organic branded wine volume growth and net sales from the acquired Meiomi and Prisoner brands.

Beer	Second Quarter 2017	Second Quarter 2016	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,222.5	$1,019.5	20%

Shipment volume
Total	73.9	64.0	15.5%
Organic	72.4	64.0	13.1%

Depletion volume (1)			13.8%

The increase in Beer’s net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, (ii)  net sales from the acquired Ballast Point brand of $46.0 million and (iii)  a favorable impact from pricing in select markets within our Mexican beer portfolio.

Wine and Spirits	Second Quarter 2017	Second Quarter 2016	% Increase
(in millions, branded product, 9-liter case equivalents)
Net sales	$798.7	$713.9	12%

Shipment volume
Total	18.2	17.0	7.1%
Organic	18.0	17.0	5.9%

U.S. Domestic	14.2	12.8	10.9%
Organic U.S. Domestic	14.0	12.8	9.4%

U.S. Domestic Focus Brands	8.2	6.9	18.8%
Organic U.S. Domestic Focus Brands	8.0	6.9	15.9%

Depletion volume (1)
U.S. Domestic			3.3%
U.S. Domestic Focus Brands			8.7%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Wine and Spirits’ net sales is primarily due to (i)  organic branded wine and spirits volume growth, (ii)  net sales from the acquired Meiomi and Prisoner brands of $26.0 million and (iii)  favorable product mix shift (predominantly within the U.S. organic branded wine portfolio).

For Second Quarter 2017, U.S. shipment volume growth has outpaced depletion volume growth primarily due to timing of shipments. Accordingly, shipment volume growth is expected to lag depletion volume growth in the last half of fiscal 2017 as we expect U.S. shipment volume growth to be generally aligned with depletion volume growth for Fiscal 2017.

Gross Profit

	Second Quarter 2017	Second Quarter 2016	% Increase
(in millions)
Beer	$615.5	$493.2	25%
Wine and Spirits	355.5	297.1	20%
Comparable Adjustments	(2.0)	(14.7)	86%
Consolidated gross profit	$969.0	$775.6	25%

Gross profit increased $193.4 million due to an increase in Beer of $122.3 million and Wine and Spirits of $58.4 million, combined with a decrease in Comparable Adjustments of $12.7 million. The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio, (ii)  gross profit from the acquired Ballast Point brand and (iii)  lower cost of product sold for our organic beer business. The lower cost of product sold is primarily due to lower freight costs and a favorable impact from foreign currency, partially offset by higher depreciation expense. The increase in Wine and Spirits is primarily due to growth from the organic wine and spirits business, including (i)  the branded wine and spirits volume growth, (ii)  the favorable product mix shift and (iii)  lower cost of product sold; combined with gross profit from the acquired Meiomi and Prisoner brands.

Gross profit as a percent of net sales increased to 47.9% for Second Quarter 2017 compared with 44.7% for Second Quarter 2016 primarily due to (i)  lower cost of product sold across both segments, (ii)  the favorable impact from Beer pricing in select markets and (iii)  the decrease in Comparable Adjustments.

Selling, General and Administrative Expenses

	Second Quarter 2017	Second Quarter 2016	% Increase
(in millions)
Beer	$164.8	$137.3	20%
Wine and Spirits	149.8	121.2	24%
Corporate Operations and Other	36.2	30.9	17%
Comparable Adjustments	7.3	6.8	7%
Consolidated selling, general and administrative expenses	$358.1	$296.2	21%

Selling, general and administrative expenses increased $61.9 million primarily due to increases in Wine and Spirits of $28.6 million, Beer of $27.5 million and Corporate Operations and Other of $5.3 million.

The increase in Wine and Spirits is primarily due to increases in general and administrative expenses of $19.1 million and marketing spend of $9.7 million. The increase in general and administrative expenses is predominantly driven by higher compensation and benefits supporting the organic growth of the business and an overlap of prior year foreign currency transaction gains with current year foreign currency transaction losses. The increase in marketing spend is due largely to planned investment to support the growth of our branded wine and spirits portfolio.

The increase in Beer is primarily due to increases in marketing spend of $14.6 million and general and administrative expenses of $12.9 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio. The increase in general and administrative expenses is predominantly driven by (i)  higher compensation and benefits supporting the organic growth of the business and (ii)  the acquired Ballast Point business.

The increase in Corporate Operations and Other is due to higher general and administrative expenses largely attributable to (i)  an overlap of prior year foreign currency transaction gains with current year foreign currency transaction losses and (ii)  increased consulting and compensation and benefits primarily supporting the growth of the business.

Selling, general and administrative expenses as a percent of net sales increased to 17.7% for Second Quarter 2017 as compared with 17.1% for Second Quarter 2016 primarily due to the growth of Wine and Spirits’ selling, general and administrative expenses exceeding the growth in net sales for the Wine and Spirits segment.

Operating Income

	Second Quarter 2017	Second Quarter 2016	% Increase (Decrease)
(in millions)
Beer	$450.7	$355.9	27%
Wine and Spirits	205.7	175.9	17%
Corporate Operations and Other	(36.2)	(30.9)	(17%)
Comparable Adjustments	(9.3)	(21.5)	57%
Consolidated operating income	$610.9	$479.4	27%

Operating income increased $131.5 million primarily due to the growth in our Beer and Wine and Spirits segments due largely to the factors discussed above. In addition, the decrease in Comparable Adjustments contributed to an increase in operating income of $12.2 million.

Interest Expense

Interest expense increased to $94.1 million for Second Quarter 2017 from $77.3 million for Second Quarter 2016, an increase of $16.8 million, or 22%. This increase was primarily due to higher average borrowings in connection with the issuance of the December 2015 senior notes, the proceeds of which were used to fund a portion of the purchase price for the acquisition of Ballast Point. In addition, interest expense increased in connection with the conversion of noncontrolling equity interest to long-term debt associated with our glass production plant joint venture (refer to Notes 1 and 7 of the Financial Statements).

Provision for Income Taxes

Our effective tax rate for Second Quarter 2017 and Second Quarter 2016 was 31.7% and 24.2%, respectively. For Second Quarter 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses. For Second Quarter 2016, our effective tax rate was lower than the federal statutory rate primarily due to a decrease in uncertain tax positions and lower effective tax rates applicable to our foreign businesses.

We continue to expect our effective tax rate for Fiscal 2017 to be in the range of 28% to 31%. The lower end of our range currently reflects our expectation that certain factors may be resolved later in Fiscal 2017 which will allow us to assert our intent that certain earnings of foreign subsidiaries will be permanently reinvested.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $358.9 million for Second Quarter 2017 from $302.4 million for Second Quarter 2016, an increase of $56.5 million, or 19%.

Six Months 2017 Compared to Six Months 2016

Net Sales

	Six Months 2017	Six Months 2016	% Increase
(in millions)
Beer	$2,373.5	$1,985.3	20%
Wine and Spirits:
Wine	1,348.5	1,212.1	11%
Spirits	171.0	167.3	2%
Total Wine and Spirits	1,519.5	1,379.4	10%
Consolidated net sales	$3,893.0	$3,364.7	16%

Net sales increased $528.3 million due to an increase in Beer’s net sales of $388.2 million driven predominantly by volume growth within our Mexican beer portfolio, and Wine and Spirits’ net sales of $140.1 million due largely to organic branded wine volume growth and net sales from the acquired Meiomi and Prisoner brands.

Beer	Six Months 2017	Six Months 2016	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,373.5	$1,985.3	20%

Shipment volume
Total	142.8	124.3	14.9%
Organic	139.9	124.3	12.6%

Depletion volume (1)			11.9%

The increase in Beer’s net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, (ii)  net sales from the acquired Ballast Point brand of $88.4 million and (iii)  a favorable impact from pricing in select markets within our Mexican beer portfolio.

Wine and Spirits	Six Months 2017	Six Months 2016	% Increase
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,519.5	$1,379.4	10%

Shipment volume
Total	34.6	32.7	5.8%
Organic	34.1	32.7	4.3%

U.S. Domestic	26.6	24.5	8.6%
Organic U.S. Domestic	26.1	24.5	6.5%

U.S. Domestic Focus Brands	15.3	13.2	15.9%
Organic U.S. Domestic Focus Brands	14.8	13.2	12.1%

Depletion volume (1)
U.S. Domestic			4.1%
U.S. Domestic Focus Brands			10.2%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Wine and Spirits’ net sales is primarily due to (i)  organic branded wine volume growth, (ii)  net sales from the acquired Meiomi and Prisoner brands of $66.2 million and (iii)  favorable product mix shift (predominantly within the U.S. organic branded wine portfolio).

For Six Months 2017, U.S. shipment volume growth has outpaced depletion volume growth primarily due to timing of shipments in the second quarter of fiscal 2017. Accordingly, shipment volume growth is expected to lag depletion volume growth in the last half of fiscal 2017 as we expect U.S. shipment volume growth to be generally aligned with depletion volume growth for Fiscal 2017.

Gross Profit

	Six Months 2017	Six Months 2016	% Increase
(in millions)
Beer	$1,187.7	$968.1	23%
Wine and Spirits	653.5	567.9	15%
Comparable Adjustments	9.1	(23.3)	NM
Consolidated gross profit	$1,850.3	$1,512.7	22%

NM = Not meaningful

Gross profit increased $337.6 million primarily due to an increase in Beer of $219.6 million and Wine and Spirits of $85.6 million. In addition, the change in Comparable Adjustments contributed to an increase in gross profit of $32.4 million. The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio, (ii)  gross profit from the acquired Ballast Point brand and (iii)  lower cost of product sold for our organic beer business. The lower cost of product sold is primarily due to a favorable impact from foreign currency and lower freight costs, partially offset by higher depreciation expense. The increase in Wine and Spirits is primarily due to (i)  gross profit from the acquired Meiomi and Prisoner brands and (ii)  growth from the organic wine and spirits business driven primarily by the branded wine volume growth and the favorable product mix shift.

Gross profit as a percent of net sales increased to 47.5% for Six Months 2017 compared to 45.0% for Six Months 2016 primarily due to (i)  the change in Comparable Adjustments, (ii)  the favorable impact from Beer pricing in select markets, (iii)  lower cost of product sold across both segments and (iv)  the acquisitions of Meiomi and Prisoner.

Selling, General and Administrative Expenses

	Six Months 2017	Six Months 2016	% Increase (Decrease)
(in millions)
Beer	$327.7	$275.7	19%
Wine and Spirits	279.8	247.8	13%
Corporate Operations and Other	64.8	57.4	13%
Comparable Adjustments	14.4	25.1	(43%)
Consolidated selling, general and administrative expenses	$686.7	$606.0	13%

Selling, general and administrative expenses increased $80.7 million. This increase is due to increases in Beer of $52.0 million, Wine and Spirits of $32.0 million and Corporate Operations and Other of $7.4 million, partially offset by a decrease in Comparable Adjustments of $10.7 million.

The increase in Beer is primarily due to increases in general and administrative expenses of $29.4 million and marketing spend of $22.6 million. The increase in general and administrative expenses is predominantly driven by the acquired Ballast Point business and higher compensation and benefits supporting the organic growth of the business. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio.

The increase in Wine and Spirits is primarily due to increases in general and administrative expenses of $18.5 million and marketing spend of $14.1 million. The increase in general and administrative expenses is predominantly driven by higher compensation and benefits supporting the growth of the business and an overlap of prior year foreign currency transaction gains with current year foreign currency transaction losses. The increase in marketing spend is due largely to planned investment to support the growth of our branded wine and spirits portfolio.

The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to (i)  higher compensation and benefits, (ii)  an overlap of prior year foreign currency transaction gains with current year foreign currency transaction losses and (iii)  higher consulting and information technology expenses. The increases in compensation and benefits and consulting and information technology expenses are both largely attributable to supporting the growth of the business.

Selling, general and administrative expenses as a percent of net sales decreased to 17.6% for Six Months 2017 as compared to 18.0% for Six Months 2016. The decrease is due to (i)  growth in net sales having exceeded growth in selling, general and administrative expenses for the Beer segment and (ii)  the decrease in Comparable Adjustments; partially offset by (i)  growth in selling, general and administrative expenses having exceeded growth in net sales for the Wine and Spirits segment and (ii)  the higher general and administrative expenses for Corporate Operations and Other.

Operating Income

	Six Months 2017	Six Months 2016	% Increase (Decrease)
(in millions)
Beer	$860.0	$692.4	24%
Wine and Spirits	373.7	320.1	17%
Corporate Operations and Other	(64.8)	(57.4)	(13%)
Comparable Adjustments	(5.3)	(48.4)	89%
Consolidated operating income	$1,163.6	$906.7	28%

Operating income increased $256.9 million primarily due to the growth in the Beer segment driven largely by the strong volume growth and favorable impact from pricing in select markets, and growth in the Wine and Spirits segment driven predominantly by the benefit from the acquisitions of Meiomi and Prisoner and the organic volume growth. In addition, the decrease in Comparable Adjustments contributed to an increase in operating income of $43.1 million.

Interest Expense

Interest expense increased to $178.7 million for Six Months 2017 from $154.8 million for Six Months 2016, an increase of $23.9 million, or 15%. This increase was primarily due to higher average borrowings in connection with the issuance of the December 2015 senior notes, the proceeds of which were used to fund a portion of the purchase price for the acquisition of Ballast Point. In addition, interest expense increased in connection with the conversion of noncontrolling equity interest to long-term debt associated with our glass production plant joint venture.

Provision for Income Taxes

Our effective tax rate for Six Months 2017 and Six Months 2016 was 31.8% and 27.6%, respectively. For Six Months 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses. For Six Months 2016, our effective tax rate was lower than the federal statutory rate primarily due to a decrease in uncertain tax positions and lower effective tax rates applicable to our foreign businesses.

We continue to expect our effective tax rate for Fiscal 2017 to be in the range of 28% to 31%. The lower end of our range currently reflects our expectation that certain factors may be resolved later in Fiscal 2017 which will allow us to assert our intent that certain earnings of foreign subsidiaries will be permanently reinvested.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $677.2 million for Six Months 2017 from $541.0 million for Six Months 2016, an increase of $136.2 million, or 25%.

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

For additional information with respect to this and other borrowings, refer to Note 7 of the Financial Statements.

Cash Flows

	Six Months 2017	Six Months 2016
(in millions)
Net cash provided by operating activities	$1,044.9	$803.1
Net cash used in investing activities	(653.6)	(609.0)
Net cash provided by (used in) financing activities	(297.0)	29.3
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(3.8)
Net increase in cash and cash equivalents	$94.2	$219.6

Operating Activities

Net cash provided by operating activities increased $241.8 million for Six Months 2017 driven largely by strong cash flow from the Beer and Wine and Spirits segments. The increase in Beer was primarily due to strong volume growth and favorable pricing in the Mexican beer portfolio, partially offset by (i)  an increase in prepaid value-added taxes predominately attributable to timing and (ii)  an increase in beer inventory levels to support the continuing growth within the Mexican beer portfolio. The increase in Wine and Spirits resulted primarily from (i)  accounts receivable inflows from strong net sales in the fourth quarter of fiscal 2016, (ii)  an increase in distributor payments due largely to timing of receipt of payments in fiscal 2017 and (iii)  inflows from lower inventory in connection with the strong Second Quarter 2017 net sales.

Investing Activities

Net cash used in investing activities increased $44.6 million for Six Months 2017. This increase resulted primarily from additional purchases of property plant and equipment for Six Months 2017 driven largely by the Nava Brewery and glass production plant expansions and Mexicali Brewery construction. This increase was partially offset by the slightly lower purchase price for the April 2016 acquisition of Prisoner as compared with the August 2015 acquisition of Meiomi.

In connection with a shift in the timing of spend associated with our Nava Brewery expansion activities, we have revised our planned capital expenditures for Fiscal 2017 to be in the range of $1.125 billion to $1.225 billion, including from $1.025 billion to $1.125 billion for the Beer Segment associated primarily with (i)  the Nava Brewery and the adjacent glass plant facility expansions and (ii)  the Mexicali Brewery build.

Financing Activities

Net cash used in financing activities increased $326.3 million for Six Months 2017 primarily from the following:

•	Six Months 2017 principal payments of long-term debt for the repayment of the August 2006 Senior Notes of $700.0 million;

•	Six Months 2017 net repayments of notes payable of $295.8 million compared with Six Months 2016 net repayments of notes payable of $18.5 million;

•	Increased quarterly cash dividend payments; and

•	Increased payments of minimum tax withholdings on stock-based payment awards;

partially offset by:

•
Six Months 2017 proceeds from issuance of long-term debt of $700.0 million from term loan borrowings under the 2016 Credit Agreement (used to refinance borrowings under our prior senior credit facility and accounts receivable securitization facilities, and for other general corporate purposes);

•
Six Months 2017 proceeds from issuance of long-term debt of C$275.0 million ($214.1 million at issuance) from term loan borrowings under the Canadian Credit Agreement (used for general corporate purposes); compared with

•
Six Months 2016 proceeds from issuance of long-term debt of $200.0 million from term loan borrowings under our prior senior credit facility (used to fund a portion of the purchase price for the acquisition of Meiomi).

Debt

Total debt outstanding as of August 31, 2016, amounted to $8,029.0 million, a decrease of $52.2 million from February 29, 2016. This decrease was due largely to the repayment of the August 2006 Senior Notes and the net repayments of notes payable, partially offset by proceeds from the issuance of the European Term A-1 loan borrowings under the 2016 Credit Agreement.

The majority of our outstanding borrowings as of August 31, 2016, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2017 to calendar 2025, and variable-rate senior secured term loan facilities under our 2016 Credit Agreement, with maturities ranging from calendar 2020 to calendar 2021.

We had the following borrowing capacity available under our 2016 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	August 31, 2016	September 30, 2016
(in millions)
Revolving Credit Facility	$1,133.2	$1,133.2
CBI Facility	$300.0	$300.0
Crown Facility	$105.0	$22.0

The financial institutions participating in our 2016 Credit Agreement and our accounts receivable securitization facilities have complied with all prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of August 31, 2016, we also have additional credit arrangements totaling $807.2 million, with $461.6 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations, as well as our glass production plant joint venture.

We have entered into various interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior secured term loan facilities. As a result of these hedges, we have fixed our interest rates on $250.0 million of our floating LIBOR rate debt at an average rate of 1.1% (exclusive of borrowing margins) through July 1, 2020.

We and our subsidiaries are subject to covenants that are contained in the 2016 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio, both as defined in the 2016 Credit Agreement. As of August 31, 2016, the minimum interest coverage ratio was 2.5x and the maximum net debt coverage ratio was 5.5x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of August 31, 2016, we were in compliance with all of our covenants under both our 2016 Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 11 of our consolidated financial statements included in our 2016 Annual Report and Note 7 of the Financial Statements included herein.

Common Stock Dividends

On October 4, 2016, our Board of Directors declared a quarterly cash dividend of $0.40 per share of Class A Common Stock, $0.36 per share of Class B Convertible Common Stock and $0.36 per share of Class 1 Common Stock payable on November 22, 2016, to stockholders of record of each class on November 8, 2016.

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

As of October 5, 2016, total shares repurchased under this authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2013 Authorization	$1,000.0	$357.9	14,437,939

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

For additional information, refer to Note 14 of our consolidated financial statements included in our 2016 Annual Report and Note 9 of the Financial Statements included herein.

Accounting Guidance Not Yet Adopted

Accounting guidance adopted on March 1, 2016, did not have a material impact on our consolidated financial statements. For further information on accounting guidance not yet adopted, refer to Note 14 of the Financial Statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, (iii)  timing and source of funds for operating activities, (iv)  the duration of the share repurchase program and source of funds for share repurchases, and (v)  the amount and timing of future dividends, (II)  the statements regarding our Mexicali Brewery construction and the expansions of our Nava Brewery and our glass production plant, including anticipated costs and timeframes for completion, (III)  the statements regarding the acquisition of High West Holdings, LLC, and (IV)  the statements regarding a decision whether to pursue an initial public offering for a portion of our Canadian wine business are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the acquisition of the beer business, Mexicali Brewery construction and Nava Brewery and glass production plant expansions, and other factors as determined by management from time to time, (iii)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (iv)  the timeframe and actual costs associated with the Mexicali Brewery construction and the expansions of our Nava Brewery and our glass production plant may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required permits and regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management, (v)  the acquisition of High West Holdings, LLC is subject to regulatory approvals and certain closing conditions, and (vi)  the decision whether to pursue an initial public offering of a portion of our Canadian wine business is subject to the determination and discretion of the Company. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2016 Annual Report.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions or joint venture investments outside the U.S. As of August 31, 2016, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar and euro. Approximately 69% of our balance sheet exposures and forecasted transactional exposures for the remaining six months of fiscal 2017 were hedged as of August 31, 2016.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2016, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, heating oil, corn and aluminum prices. Approximately 74% of our forecasted transactional exposures for the remaining six months of fiscal 2017 were hedged as of August 31, 2016.

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

	Aggregate Notional Value		Fair Value, Net Liability		Increase in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
(in millions)
Foreign currency contracts	$1,370.5	$1,573.5	$41.2	$60.4	$51.6	$70.5
Commodity derivative contracts	$186.3	$214.5	$22.7	$30.8	$13.5	$18.2

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of August 31, 2016, and August 31, 2015, we had outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on $750.0 million and $500.0 million, respectively, of our floating LIBOR rate debt. In addition, as of August 31, 2016, and August 31, 2015, we had outstanding offsetting undesignated interest rate swap agreements.

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

	Aggregate Notional Value		Fair Value, Net Liability		Decrease in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
(in millions)
Fixed interest rate debt	$4,099.0	$4,397.4	$4,409.7	$4,576.1	$(206.7)	$(202.6)
Variable interest rate debt	$3,979.9	$3,027.1	$3,815.9	$2,599.3	$(119.7)	$(104.9)
Interest rate swap contracts	$1,750.0	$1,500.0	$3.7	$14.7	$(8.9)	$(3.9)

For additional discussion on our market risk, refer to Notes 3 and 4 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, an action had been filed by private parties against the Company, Anheuser-Busch InBev SA/NV (“ABI”), and Grupo Modelo, S.A.B. de C.V. (“Modelo”) alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On June 4, 2013, the United States District Court of the Northern District of California (“Northern District”) denied Plaintiffs’ Motion for a Temporary Restraining Order and the transaction between ABI and Modelo was consummated on June 7, 2013. Plaintiffs’ Second Amended and Supplemental Complaint was filed June 25, 2013, and dismissed by the Northern District on September 13, 2013, and the district judge denied Plaintiffs’ other procedural motions. Plaintiffs filed their Motion for Relief from Judgment Pursuant to Fed. R. Civ. P. 59(e) or 60(b), or in the alternative, Rule 60(d) on November 11, 2013 and the Motion was denied by the Northern District on January 24, 2014. Plaintiffs filed a Notice of Appeal on February 21, 2014. Plaintiffs, now Appellants, filed their opening brief on August 29, 2014, and the Company and ABI/Modelo filed their answering briefs on October 29, 2014. Appellants’ reply brief was filed January 21, 2015. Oral argument was conducted before the United States Court of Appeals for the Ninth Circuit on March 15, 2016. On April 4, 2016, the Ninth Circuit affirmed the Northern District’s dismissal of the Complaint without leave to amend and affirmed that the Northern District was within its discretion to deny Plaintiffs’ motion. On April 18, 2016, the Ninth Circuit approved Appellants’ motion to extend the date by which Appellants must file any petition for rehearing and/or rehearing en banc and ordered that any petition be filed on or before May 4, 2016. As previously reported on the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2016, Appellants filed on May 4, 2016, their petition for rehearing with a suggestion for rehearing en banc. On August 30, 2016, Appellants petitioned the Supreme Court of the United States (the “U.S. Supreme Court”) for a Writ of Certiorari, which the U.S. Supreme Court denied on October 3, 2016. Consequently, the decision of the Ninth Circuit, affirming the Northern District’s dismissal of the Complaint, remains unchanged.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
June 1 – 30, 2016	—	$—	—	$668,549,232
July 1 – 31, 2016	—	—	—	$668,549,232
August 1 – 31, 2016	27,091	166.10	14,304,628	$664,049,399
Total	27,091	$166.10	14,304,628

(1)
In April 2012, our Board of Directors authorized the repurchase of up to an aggregate amount of $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2013 Authorization. The Board of Directors did not specify a date upon which the 2013 Authorization would expire.

(2)
We entered into a trading plan under Rule 10b5-1 effective for repurchases on and after August 31, 2016, through October 7, 2016. Subsequent to August 31, 2016, we repurchased 133,311 shares of Class A Common Stock at an aggregate cost of $21.9 million, or an average cost of $164.53 per share, through open market transactions.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 49 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	October 5, 2016	By:	/s/ Lisa M. Schnorr
Lisa M. Schnorr, Senior Vice President and Controller

Date:	October 5, 2016	By:	/s/ David Klein
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

4.1
Indenture, dated as of August 15, 2006, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference). #

4.2
Supplemental Indenture No. 1, with respect to 7.25% Senior Notes due 2016 (no longer outstanding), dated as of August 15, 2006, among the Company, as Issuer, certain subsidiaries, as Guarantors, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, filed August 18, 2006 and incorporated herein by reference). #

4.3
Supplemental Indenture No. 2, dated as of November 30, 2006, by and among the Company, Vincor International Partnership, Vincor International II, LLC, Vincor Holdings, Inc., R.H. Phillips, Inc., The Hogue Cellars, Ltd., Vincor Finance, LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and incorporated herein by reference). #

4.4
Supplemental Indenture No. 3, dated as of May 4, 2007, by and among the Company, Barton SMO Holdings LLC, ALCOFI INC., and Spirits Marque One LLC, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). #

4.5
Supplemental Indenture No. 4, with respect to 8 3/8% Senior Notes due 2014 (no longer outstanding), dated as of December 5, 2007, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., (as successor to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2007, filed December 11, 2007 and incorporated herein by reference). #

4.6
Supplemental Indenture No. 5, dated as of January 22, 2008, by and among the Company, BWE, Inc., Atlas Peak Vineyards, Inc., Buena Vista Winery, Inc., Clos du Bois Wines, Inc., Gary Farrell Wines, Inc., Peak Wines International, Inc., and Planet 10 Spirits, LLC, and The Bank of New York Trust Company, N.A. (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and incorporated herein by reference). #

4.7
Supplemental Indenture No. 6, dated as of February 27, 2009, by and among the Company, Constellation Services LLC, and The Bank of New York Mellon Trust Company National Association (successor trustee to BNY Midwest Trust Company), as Trustee (filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and incorporated herein by reference). #

4.8
Supplemental Indenture No. 7, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and The Bank of New York Mellon Trust Company, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

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

4.28
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

10.8
Executive Employment Agreement effective as of August 1, 2016, between Constellation Brands Canada, Inc. and John A. Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2016, filed June 15, 2016 and incorporated herein by reference). *

10.9
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2016, filed July 22, 2016 and incorporated herein by reference). *

10.10
Form of Restricted Stock Award Agreement for Directors with respect to awards of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 20, 2016) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 20, 2016, filed July 22, 2016 and incorporated herein by reference). *

10.11
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 20, 2016) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 20, 2016, filed July 22, 2016 and incorporated herein by reference). *

10.12
Second Amendment to Interim Supply Agreement dated as of September 20, 2016, by and between CIH International S.à r.l., as successor by assignment to Crown Imports LLC and Grupo Modelo, S. de R.L. de C.V., as successor to Grupo Modelo, S.A.B. de C.V. (filed herewith). ++

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

99.3
First Amendment, dated and effective April 25, 2016, to the Company’s 1989 Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2016 and February 29, 2016, (ii) Consolidated Statements of Comprehensive Income for the six months and three months ended August 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

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