Form 10-Q
period 2016-11-30
CONSTELLATION BRANDS, INC.
filed 2017-01-05
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2016, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	172,704,868
Class B Common Stock, par value $.01 per share	23,352,727
Class 1 Common Stock, par value $.01 per share	2,080

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

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. Unless otherwise defined herein, refer to the Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q for the definition of capitalized terms used herein. All references to “Fiscal 2016” refer to our fiscal year ended February 29, 2016. All references to “Fiscal 2017” and “Fiscal 2018” refer to our fiscal year ending February 28, 2017, and February 28, 2018, respectively.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	November 30, 2016	February 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$197.3	$83.1
Accounts receivable	856.0	732.5
Inventories	2,123.1	1,851.6
Prepaid expenses and other	268.4	310.4
Total current assets	3,444.8	2,977.6
Property, plant and equipment	3,708.0	3,333.4
Goodwill	7,517.9	7,138.6
Intangible assets	3,494.2	3,403.8
Other assets	155.2	111.6
Total assets	$18,320.1	$16,965.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$353.4	$408.3
Current maturities of long-term debt	915.7	856.7
Accounts payable	772.3	429.3
Accrued excise taxes	33.0	33.6
Other accrued expenses and liabilities	562.2	544.4
Total current liabilities	2,636.6	2,272.3
Long-term debt, less current maturities	7,362.5	6,816.2
Deferred income taxes	1,124.0	1,022.2
Other liabilities	199.3	162.5
Total liabilities	11,322.4	10,273.2
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 256,983,922 shares and 255,558,026 shares, respectively	2.6	2.6
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,358,527 shares and 28,358,529 shares, respectively	0.3	0.3
Additional paid-in capital	2,705.5	2,589.0
Retained earnings	6,934.9	6,090.5
Accumulated other comprehensive loss	(596.7)	(452.5)
	9,046.6	8,229.9
Less: Treasury stock –
Class A Common Stock, at cost, 81,308,730 shares and 79,454,011 shares, respectively	(2,026.4)	(1,668.1)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,028.6)	(1,670.3)
Total CBI stockholders’ equity	7,018.0	6,559.6
Noncontrolling interests	(20.3)	132.2
Total stockholders’ equity	6,997.7	6,691.8
Total liabilities and stockholders’ equity	$18,320.1	$16,965.0

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2016	2015	2016	2015
Sales	$6,268.5	$5,523.3	$1,992.7	$1,812.4
Less – excise taxes	(565.0)	(518.1)	(182.2)	(171.9)
Net sales	5,703.5	5,005.2	1,810.5	1,640.5
Cost of product sold	(2,961.8)	(2,759.0)	(919.1)	(907.0)
Gross profit	2,741.7	2,246.2	891.4	733.5
Selling, general and administrative expenses	(1,044.1)	(892.2)	(357.4)	(286.2)
Operating income	1,697.6	1,354.0	534.0	447.3
Equity in earnings of equity method investees	28.2	28.5	27.5	27.3
Interest expense	(256.3)	(230.4)	(77.6)	(75.6)
Loss on write-off of debt issuance costs	—	(1.1)	—	—
Income before income taxes	1,469.5	1,151.0	483.9	399.0
Provision for income taxes	(392.2)	(335.7)	(78.9)	(128.0)
Net income	1,077.3	815.3	405.0	271.0
Net (income) loss attributable to noncontrolling interests	5.8	(3.8)	0.9	(0.5)
Net income attributable to CBI	$1,083.1	$811.5	$405.9	$270.5

Comprehensive income	$918.4	$591.2	$240.3	$297.9
Comprehensive (income) loss attributable to noncontrolling interests	20.5	6.3	12.0	(2.1)
Comprehensive income attributable to CBI	$938.9	$597.5	$252.3	$295.8

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$5.46	$4.19	$2.04	$1.39
Basic – Class B Convertible Common Stock	$4.95	$3.80	$1.85	$1.26

Diluted – Class A Common Stock	$5.27	$3.99	$1.98	$1.33
Diluted – Class B Convertible Common Stock	$4.86	$3.69	$1.82	$1.22

Weighted average common shares outstanding:
Basic – Class A Common Stock	177.171	172.509	177.513	173.933
Basic – Class B Convertible Common Stock	23.353	23.366	23.353	23.358

Diluted – Class A Common Stock	205.484	203.356	205.455	204.096
Diluted – Class B Convertible Common Stock	23.353	23.366	23.353	23.358

Cash dividends declared per common share:
Class A Common Stock	$1.20	$0.93	$0.40	$0.31
Class B Convertible Common Stock	$1.08	$0.84	$0.36	$0.28

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,077.3	$815.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175.3	130.5
Deferred tax provision	114.7	192.5
Stock-based compensation	44.4	40.5
Amortization of debt issuance costs	9.6	9.0
Amortization of intangible assets	8.4	32.2
Equity in earnings of equity method investees, net of distributed earnings	(16.2)	(18.7)
Noncash portion of loss on write-off of debt issuance costs	—	1.1
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(121.5)	(121.5)
Inventories	(193.9)	(25.0)
Prepaid expenses and other current assets	(30.4)	46.8
Accounts payable	290.0	136.8
Accrued excise taxes	(0.6)	4.3
Other accrued expenses and liabilities	77.5	(128.1)
Other	(18.9)	(24.1)
Total adjustments	338.4	276.3
Net cash provided by operating activities	1,415.7	1,091.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(591.6)	(513.8)
Purchases of businesses, net of cash acquired	(542.2)	(317.9)
Other investing activities	(15.3)	4.0
Net cash used in investing activities	(1,149.1)	(827.7)

Cash flows from financing activities:
Principal payments of long-term debt	(907.7)	(148.3)
Purchases of treasury stock	(372.6)	—
Dividends paid	(238.3)	(180.4)
Payments of minimum tax withholdings on stock-based payment awards	(66.9)	(38.4)
Net repayments of notes payable	(55.9)	(15.9)
Payments of debt issuance costs	(6.6)	(7.9)
Proceeds from issuance of long-term debt	1,350.1	210.0
Excess tax benefits from stock-based payment awards	112.2	204.2
Proceeds from shares issued under equity compensation plans	39.3	98.9
Net cash provided by (used in) financing activities	(146.4)	122.2

Effect of exchange rate changes on cash and cash equivalents	(6.0)	(4.9)

Net increase in cash and cash equivalents	114.2	381.2
Cash and cash equivalents, beginning of period	83.1	110.1
Cash and cash equivalents, end of period	$197.3	$491.3

Supplemental disclosures of noncash investing and financing activities:
Additions to property, plant and equipment	$218.0	$53.1
Conversion of noncontrolling equity interest to long-term debt	$132.0	$—
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016
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

2.    INVENTORIES:

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2016	February 29, 2016
(in millions)
Raw materials and supplies	$140.5	$107.2
In-process inventories	1,382.7	1,218.7
Finished case goods	599.9	525.7
	$2,123.1	$1,851.6

3.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2016 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2016. For the three months ended November 30, 2016, in connection with the Canadian Divestiture (as defined in Note 5), we entered into economic hedges totaling an aggregate notional value of C$550.0 million to minimize the foreign currency exchange rate risk associated with the expected proceeds from the Canadian Divestiture. As of November 30, 2016, these derivative instruments had a fair value of $3.3 million, which was recorded in prepaid expenses and other, with the change in fair value recognized in selling, general and administrative expenses.

The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2016	February 29, 2016
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,062.6	$731.6
Interest rate swap contracts	$250.0	$600.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$1,440.2	$975.6
Commodity derivative contracts	$168.7	$198.7
Interest rate swap contracts	$—	$1,000.0

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2016, the estimated fair value of derivative instruments in a net liability position due to counterparties was $98.3 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2016, we would have had sufficient availability under our available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	November 30, 2016	February 29, 2016		November 30, 2016	February 29, 2016
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.1	$5.5	Other accrued expenses and liabilities	$43.1	$33.0
Other assets	$2.8	$1.2	Other liabilities	$54.9	$26.2
Interest rate swap contracts:
Other assets	$3.8	$0.3	Other accrued expenses and liabilities	$0.6	$1.5
			Other liabilities	$—	$0.4

Assets			Liabilities
	November 30, 2016	February 29, 2016		November 30, 2016	February 29, 2016
(in millions)
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.0	$4.8	Other accrued expenses and liabilities	$2.6	$9.8
Commodity derivative contracts:
Prepaid expenses and other	$3.2	$0.6	Other accrued expenses and liabilities	$11.4	$29.3
Other assets	$1.8	$0.3	Other liabilities	$4.6	$16.8
Interest rate swap contracts:
Prepaid expenses and other	$—	$0.7	Other accrued expenses and liabilities	$—	$5.7

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Nine Months Ended November 30, 2016
Foreign currency contracts	$(39.7)	Sales	$0.5
		Cost of product sold	(18.4)
Interest rate swap contracts	2.2	Interest expense	(3.9)
	$(37.5)		$(21.8)

For the Nine Months Ended November 30, 2015
Foreign currency contracts	$(25.5)	Sales	$1.6
		Cost of product sold	(14.1)
Interest rate swap contracts	(1.0)	Interest expense	(6.2)
	$(26.5)		$(18.7)

For the Three Months Ended November 30, 2016
Foreign currency contracts	$(39.1)	Sales	$0.3
		Cost of product sold	(7.7)
Interest rate swap contracts	2.1	Interest expense	(0.2)
	$(37.0)		$(7.6)

For the Three Months Ended November 30, 2015
Foreign currency contracts	$9.4	Sales	$0.7
		Cost of product sold	(6.3)
Interest rate swap contracts	—	Interest expense	(2.0)
	$9.4		$(7.6)

We expect $26.6 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Nine Months Ended November 30, 2016
Commodity derivative contracts	Cost of product sold	$14.4
Foreign currency contracts	Selling, general and administrative expenses	(20.4)
		$(6.0)

For the Nine Months Ended November 30, 2015
Commodity derivative contracts	Cost of product sold	$(34.5)
Foreign currency contracts	Selling, general and administrative expenses	(18.9)
		$(53.4)

For the Three Months Ended November 30, 2016
Commodity derivative contracts	Cost of product sold	$6.7
Foreign currency contracts	Selling, general and administrative expenses	(6.1)
		$0.6

For the Three Months Ended November 30, 2015
Commodity derivative contracts	Cost of product sold	$(18.1)
Foreign currency contracts	Selling, general and administrative expenses	(3.8)
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

Fair value methodology and assumptions –
The methods and assumptions we use to estimate the fair value for each class of our financial instruments are presented in Notes 1 and 7 of our consolidated financial statements included in our 2016 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2016. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of November 30, 2016, and February 29, 2016, due to the relatively short maturity of these instruments. As of November 30, 2016, the carrying amount of long-term debt, including the current portion, was $8,278.2 million, compared with an estimated fair value of $8,390.1 million. As of February 29, 2016, the carrying amount of long-term debt, including the current portion, was $7,672.9 million, compared with an estimated fair value of $7,252.0 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2016
Assets:
Foreign currency contracts	$—	$12.9	$—	$12.9
Commodity derivative contracts	$—	$5.0	$—	$5.0
Interest rate swap contracts	$—	$3.8	$—	$3.8
Available-for-sale (“AFS”) debt securities	$—	$—	$4.8	$4.8
Liabilities:
Foreign currency contracts	$—	$100.6	$—	$100.6
Commodity derivative contracts	$—	$16.0	$—	$16.0
Interest rate swap contracts	$—	$0.6	$—	$0.6

February 29, 2016
Assets:
Foreign currency contracts	$—	$11.5	$—	$11.5
Commodity derivative contracts	$—	$0.9	$—	$0.9
Interest rate swap contracts	$—	$1.0	$—	$1.0
AFS debt securities	$—	$—	$4.6	$4.6
Liabilities:
Foreign currency contracts	$—	$69.0	$—	$69.0
Commodity derivative contracts	$—	$46.1	$—	$46.1
Interest rate swap contracts	$—	$7.6	$—	$7.6

5.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2015	$3,776.2	$2,432.0	$6,208.2
Purchase accounting allocations (1)	761.8	203.3	965.1
Foreign currency translation adjustments	(7.9)	(26.8)	(34.7)
Balance, February 29, 2016	4,530.1	2,608.5	7,138.6
Purchase accounting allocations (2)	1.4	373.7	375.1
Foreign currency translation adjustments	(4.4)	8.6	4.2
Balance, November 30, 2016	$4,527.1	$2,990.8	$7,517.9

(1)	Purchase accounting allocations associated with the acquisitions of Ballast Point (as defined below) (Beer) and Meiomi (as defined below) (Wine and Spirits).

(2)	Preliminary purchase accounting allocations associated primarily with the acquisitions of Prisoner, High West and Charles Smith (all as defined below) (Wine and Spirits).

As of November 30, 2016, and February 29, 2016, we have accumulated impairment losses associated with goodwill assigned to our Wine and Spirits’ Canadian reporting unit of C$289.1 million, or $215.2 million and $213.5 million, respectively.

Acquisitions –
High West:
In October 2016, we acquired all of the issued and outstanding common and preferred membership interests of High West Holdings, LLC for $136.5 million, net of cash acquired, subject to post-closing adjustments (“High West”). This transaction primarily includes the acquisition of operations, goodwill, trademarks, inventories and property, plant and equipment. This acquisition includes a portfolio of craft whiskeys and other select spirits. The results of operations of High West are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Charles Smith:
In October 2016, we acquired the Charles Smith Wines, LLC business, a collection of five super and ultra-premium wine brands, for $120.8 million (“Charles Smith”). This transaction primarily includes the acquisition of goodwill, trademarks, inventories and certain grape supply contracts. The results of operations of Charles Smith are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Prisoner:
In April 2016, we acquired The Prisoner Wine Company business, consisting primarily of goodwill, inventories, trademarks and certain grape supply contracts, for $284.9 million (“Prisoner”). This transaction primarily includes the acquisition of a portfolio of five super-luxury wine brands. The results of operations of Prisoner are reported in the Wine and Spirits segment and have been included in our results of operations from the date of acquisition.

Ballast Point:
In December 2015, we acquired all of the issued and outstanding common and preferred stock of Home Brew Mart, Inc. d/b/a/ Ballast Point Brewing & Spirits (“Ballast Point”). The following table summarizes the allocation of the estimated fair value for the significant assets acquired:

(in millions)
Goodwill	$763.2
Trademarks	222.8
Other	14.0
Total estimated fair value	1,000.0
Less – cash acquired	(1.5)
Purchase price	$998.5

Goodwill associated with the acquisition is primarily attributable to the future growth opportunities associated with the acquisition of a high-growth premium platform that enables us to compete in the growing craft beer category, further strengthening our position in the high-end U.S. beer market. None of the goodwill recognized is expected to be deductible for income tax purposes. The results of operations of Ballast Point are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Meiomi:
In August 2015, we acquired the Meiomi wine business, consisting primarily of goodwill, inventories, the trademark and certain grape supply contracts, for $316.2 million (“Meiomi”). The results of operations of Meiomi are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Divestiture –
Canadian Divestiture:
On December 17, 2016, we sold our Canadian wine business, which includes Canadian wine brands such as Jackson-Triggs and Inniskillin, wineries, vineyards, offices, facilities and Wine Rack retail stores, at a transaction value of C$1.04 billion, or $776.2 million, (the “Canadian Divestiture”). We received cash proceeds of C$775.1 million, or $581.2 million, net of outstanding debt of C$260.0 million, or $195.0 million, subject to post-closing adjustments. We expect to recognize a net gain in connection with the Canadian Divestiture for the fourth quarter of fiscal 2017. Our preliminary estimate of this net gain is approximately $255 million.

As previously discussed, in connection with the Canadian Divestiture, we entered into economic hedges to minimize the foreign currency exchange rate risk associated with the expected proceeds from the Canadian Divestiture. As of November 30, 2016, these derivative instruments had a fair value of $3.3 million. At closing, these derivative instruments had a fair value of $4.6 million. In addition, our Wine and Spirits’ U.S. business expects to recognize an impairment of $8.4 million in the fourth quarter of fiscal 2017 for trademarks associated with certain U.S. brands sold exclusively through the Canadian wine business, which we no longer expect to sell subsequent to the Canadian Divestiture.

As of November 30, 2016, in connection with the Canadian Divestiture, we had $165.5 million of net assets held for sale reported within the Wine and Spirits segment. The carrying amounts of the major classes of assets and liabilities classified as held for sale as of November 30, 2016, are presented below. Amounts presented below are included within the respective line on our balance sheet.

November 30, 2016
(in millions)
Cash	$7.8
Accounts receivable	44.7
Inventories	147.9
Prepaid expenses and other	6.3
Total current assets	206.7
Property, plant and equipment	112.6
Goodwill	125.1
Intangible assets	68.5
Other assets	1.7
Total assets	514.6
Current liabilities	(93.3)
Long-term liabilities	(255.8)
Total liabilities	(349.1)
Net assets held for sale	$165.5

6.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	November 30, 2016		February 29, 2016
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$106.2	$59.6	$102.5	$60.2
Favorable interim supply agreement	68.3	—	68.3	2.2
Other	21.4	2.6	22.3	3.5
Total	$195.9	62.2	$193.1	65.9

Nonamortizable intangible assets
Trademarks		3,427.9		3,333.8
Other		4.1		4.1
Total		3,432.0		3,337.9
Total intangible assets		$3,494.2		$3,403.8

We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2016, and November 30, 2015. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $8.4 million and $32.2 million for the nine months ended November 30, 2016, and November 30, 2015, respectively, and $2.1 million and $9.5 million for the three months ended November 30, 2016, and November 30, 2015, respectively. Estimated amortization expense for the remaining three months of fiscal 2017 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2017	$2.1
2018	$6.4
2019	$6.4
2020	$6.2
2021	$5.8
2022	$5.4
Thereafter	$29.9

7.    BORROWINGS:

Borrowings consist of the following:

	November 30, 2016			February 29, 2016
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$220.0	$—	$220.0	$92.0
Other	133.4	—	133.4	316.3
	$353.4	$—	$353.4	$408.3

Long-term debt
Senior Credit Facility – Term Loans	$192.5	$3,641.8	$3,834.3	$2,856.8
Senior Notes	699.6	3,321.2	4,020.8	4,716.3
Other	23.6	399.5	423.1	99.8
	$915.7	$7,362.5	$8,278.2	$7,672.9

Senior credit facility –
In March 2016, the Company, CIH International S.à r.l., a wholly-owned indirect subsidiary of ours (“CIH”), CIH Holdings S.à r.l., a wholly-owned indirect subsidiary of ours (“CIHH”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “March 2016 Restatement Agreement”) that amended and restated our prior senior credit facility (as amended and restated by the March 2016 Restatement Agreement, the “March 2016 Credit Agreement”). The principal changes effected by the March 2016 Restatement Agreement were:

•	The creation of a new $700.0 million European Term A-1 loan facility maturing on March 10, 2021;

•	An increase of the European revolving commitment under the revolving credit facility by $425.0 million to $1.0 billion;

•	The addition of CIHH as a new borrower under the new European Term A-1 loan facility and the European revolving commitment; and

•	The entry into a cross-guarantee agreement by CIH and CIHH whereby each guarantees the other’s obligations under the March 2016 Credit Agreement.

In October 2016, the Company, CIH, CIHH, CB International Finance S.à r.l., a wholly-owned indirect subsidiary of ours (“CB International” and together with CIH and CIHH, the “European Borrowers”), the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2016 Restatement Agreement”) that amended and restated the March 2016 Credit Agreement (as amended and restated by the 2016 Restatement Agreement, the “2016 Credit Agreement”). The principal changes effected by the 2016 Restatement Agreement were:

•	The creation of a new $400.0 million European Term A-2 loan facility with CIH as the borrower, maturing on March 10, 2021;

•	An adjustment of the Incremental Facilities (as defined below) from a fixed amount to a flexible amount;

•	The addition of CB International as a new borrower under the European revolving commitment; and

•	The entry into an amended and restated cross-guarantee agreement by the European Borrowers whereby each guarantees the others’ obligations under the 2016 Credit Agreement.

In addition, the European obligations under the 2016 Credit Agreement are guaranteed by us and certain of our U.S. subsidiaries. These obligations are also secured by a pledge of (i)  100% of certain interests in certain of the European Borrowers’ subsidiaries and (ii)  100% of the ownership interests in certain of our U.S. subsidiaries and 65% of the ownership interests in certain of our foreign subsidiaries.

The 2016 Credit Agreement provides for aggregate credit facilities of $5,004.2 million, consisting of the following:

	Amount	Maturity
(in millions)
Revolving Credit Facility (1) (2)	$1,150.0	July 16, 2020
U.S. Term A Facility (1) (3)	1,192.1	July 16, 2020
U.S. Term A-1 Facility (1) (3)	238.9	July 16, 2021
European Term A Facility (1) (3)	1,340.7	July 16, 2020
European Term A-1 Facility (1) (3)	682.5	March 10, 2021
European Term A-2 Facility (1) (3)	400.0	March 10, 2021
	$5,004.2

(1)	Contractual interest rate varies based on our debt ratio (as defined in the 2016 Credit Agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin.

(2)
Provides for credit facilities consisting of a $150.0 million U.S. Revolving Credit Facility and a $1,000.0 million European Revolving Credit Facility. Includes two sub-facilities for letters of credit of up to $200.0 million in the aggregate. We are the borrower under the U.S. Revolving Credit Facility and we and/or CIH and/or CIHH and/or CB International are the borrowers under the European Revolving Credit Facility.

(3)
We are the borrower under the U.S. Term A and the U.S. Term A-1 loan facilities. CIH is the borrower under the European Term A and the European Term A-2 loan facilities. CIHH is the borrower under the European Term A-1 loan facility.

The 2016 Credit Agreement also permits us to elect, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions, to increase the revolving credit commitments or add one or more tranches of additional term loans (the “Incremental Facilities”). The Incremental Facilities may not exceed $750.0 million plus an unlimited amount so long as our leverage ratio, as defined and computed pursuant to the 2016 Credit Agreement, is no greater than 4.50 to 1.00 for the period defined pursuant to the 2016 Credit Agreement.

As of November 30, 2016, information with respect to borrowings under the 2016 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A Facility (1)	U.S. Term A-1 Facility (1)	European Term A Facility (1)	European Term A-1 Facility (1)	European Term A-2 Facility (1)
(in millions)
Outstanding borrowings	$220.0	$1,184.4	$238.5	$1,334.1	$679.6	$397.7
Interest rate	2.1%	2.0%	2.3%	2.0%	2.0%	2.0%
Libor margin	1.5%	1.5%	1.75%	1.5%	1.5%	1.5%
Outstanding letters of credit	$16.7
Remaining borrowing capacity	$913.3

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

As of November 30, 2016, the required principal repayments of the term loans under the 2016 Credit Agreement (excluding unamortized debt issuance costs of $19.9 million) for the remaining three months of fiscal 2017 and for each of the five succeeding fiscal years are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	European Term A Facility	European Term A-1 Facility	European Term A-2 Facility	Total
(in millions)
2017	$15.9	$0.6	$17.8	$8.8	$5.0	$48.1
2018	63.6	2.4	71.5	35.0	20.0	192.5
2019	63.6	2.4	71.5	35.0	20.0	192.5
2020	63.6	2.4	71.5	35.0	20.0	192.5
2021	985.4	2.4	1,108.4	35.0	20.0	2,151.2
2022	—	228.7	—	533.7	315.0	1,077.4
	$1,192.1	$238.9	$1,340.7	$682.5	$400.0	$3,854.2

Interest rate swap contracts –
In April 2012, we entered into interest rate swap agreements which fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. We have entered into additional interest rate swap agreements which fixed our interest rates on $250.0 million of our floating LIBOR rate debt at an average rate of 1.1% (exclusive of borrowing margins) from September 1, 2016, through July 1, 2020.

Senior notes –
In August 2006, we issued $700.0 million aggregate principal amount of 7.25% Senior Notes due September 2016 (the “August 2006 Senior Notes”). On August 30, 2016, we repaid the August 2006 Senior Notes primarily with cash flows from operating activities.

In December 2016, we issued $600.0 million aggregate principal amount of 3.70% Senior Notes due December 2026 (the “December 2016 Senior Notes”). Proceeds from this offering, net of discount and debt issuance costs, were $594.7 million. Interest on the December 2016 Senior Notes is payable semiannually on June 6 and December 6 of each year, beginning June 6, 2017. The December 2016 Senior Notes are redeemable, in whole or in part, at our option at any time prior to September 6, 2026, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 25 basis points. On or after September 6, 2026, we may redeem the December 2016 Senior Notes, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. The December 2016 Senior Notes are senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. Certain of our U.S. subsidiaries guarantee the December 2016 Senior Notes on a senior unsecured basis.

Other –
Canadian credit agreement:
In June 2016, through a wholly-owned indirect subsidiary of ours, we entered into a new secured Canadian credit agreement which provided for a C$275.0 million term loan facility ($214.1 million at issuance) and a C$50.0 million revolving credit facility which was undrawn at issuance (the “Canadian Credit Agreement”). The interest rate varied based on the subsidiary’s consolidated leverage ratio (as defined in the Canadian Credit Agreement) and was a function of a base rate plus a margin. As of November 30, 2016, under the Canadian Credit Agreement, there were outstanding term loan borrowings of C$275.0 million, or $204.7 million (excluding unamortized debt issuance costs of $0.7 million), bearing an interest rate of 2.6%. There were no outstanding revolver borrowings under the Canadian Credit Agreement as of November 30, 2016. In connection with the Canadian Divestiture in December 2016, our obligations associated with the Canadian Credit Agreement terminated.

Other long-term debt:
We have outstanding borrowings with our glass production plant joint venture partner, Owens-Illinois, which are included in our consolidated balance sheet as of November 30, 2016, in accordance with our consolidation of this variable interest entity. These borrowings have a maturity date of December 2064 with both a fixed and variable interest rate component. The variable interest rate is based upon certain performance measures as defined in the contractual agreement. As of November 30, 2016, amounts outstanding under the contractual agreement were $168.0 million with a weighted average interest rate of 7.0%.

Accounts receivable securitization facilities:
On September 27, 2016, we amended our prior trade accounts receivable securitization facility (as amended, the “CBI Facility”) for an additional 364-day term. Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to a wholly-owned bankruptcy remote single purpose subsidiary, the CBI SPV, which is consolidated by us for financial reporting purposes. The CBI Facility provides borrowing capacity of $235.0 million up to $340.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas. The remaining provisions of the CBI Facility are substantially identical in all material respects to the prior CBI facility.

Also, on September 27, 2016, Crown Imports amended its prior trade accounts receivable securitization facility (as amended, the “Crown Facility”) for an additional 364-day term. Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary, the Crown SPV, which is consolidated by us for financial reporting purposes. The Crown Facility provides borrowing capacity of $120.0 million up to $210.0 million structured to account for the seasonality of Crown Imports’ business. The remaining provisions of the Crown Facility are substantially identical in all material respects to the prior Crown facility.

As of November 30, 2016, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$97.0	1.5%	$208.0
Crown Facility	$—	—%	$150.0

8.    INCOME TAXES:

Our effective tax rate for the nine months ended November 30, 2016, and November 30, 2015, was 26.7% and 29.2%, respectively. Our effective tax rate for the three months ended November 30, 2016, and November 30, 2015, was 16.3% and 32.1%, respectively.

Our effective tax rates for the nine months and three months ended November 30, 2016, were lower than the federal statutory rate of 35% primarily due to a change in our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries. Our effective tax rate for the nine months ended November 30, 2015, was lower than the federal statutory rate primarily due to decreases in uncertain tax positions and lower effective tax rates applicable to our foreign businesses. Our effective tax rate for the three months ended November 30, 2015, was lower than the federal statutory rate primarily due to lower effective tax rates applicable to our foreign businesses.

We have historically provided deferred income taxes for the repatriation to the U.S. of earnings from our foreign subsidiaries. In connection with the agreement to divest the Canadian wine business and the ongoing Beer capacity expansion activities in Mexico, including the agreement to acquire the Obregon Brewery (as defined in Note 15), we changed our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries during the three months ended November 30, 2016. Approximately $380 million of our estimated earnings for the year ending February 28, 2017, and all future earnings for these foreign subsidiaries are expected to be indefinitely reinvested. Our current U.S. cash flow estimates, including proceeds from the Canadian

Divestiture, and available borrowing capacity are expected to be sufficient to meet future domestic cash needs. Our intent to repatriate historical foreign earnings prior to our third quarter assertion remains unchanged and accordingly, we continue to provide for anticipated tax liabilities on amounts that are still expected to be repatriated to support our U.S. investments in the future.

Because of this assertion, we revised our estimated effective tax rate for the year ending February 28, 2017. Due to the reduction in the full year tax rate, the income tax expense for the three months ended November 30, 2016, includes the effect of this revised tax rate on our cumulative earnings through August 31, 2016. We did not provide income taxes on the indefinitely reinvested earnings. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, we may be subject to additional U.S. income and other taxes on such amounts of approximately $100 million. We continue to provide deferred income taxes, as required, on the undistributed net earnings of those foreign subsidiaries that are not deemed to be indefinitely reinvested in operations outside the United States.

9.    STOCKHOLDERS’ EQUITY:

In April 2012, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2013 Authorization have become treasury shares.

Additionally, in November 2016, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2017 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2017 Authorization have become treasury shares.

For the nine months ended November 30, 2016, we repurchased 2,412,193 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $372.6 million through open market transactions. Subsequent to November 30, 2016, we utilized the remaining $296.9 million available under the 2013 Authorization to repurchase 1,988,311 shares of Class A Common Stock through open market transactions. In addition, we repurchased 994,142 shares of Class A Common Stock pursuant to the 2017 Authorization at an aggregate cost of $153.1 million through open market transactions. All repurchases made subsequent to November 30, 2016, were made pursuant to a Rule 10b5-1 trading plan.

As of January 5, 2017, total shares repurchased are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2013 Authorization	$1,000.0	$1,000.0	18,670,632
2017 Authorization	$1,000.0	$153.1	994,142

10.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the nine months and three months ended November 30, 2016, and November 30, 2015, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the nine months and three months ended November 30, 2016, and November 30, 2015, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Nine Months Ended
	November 30, 2016		November 30, 2015
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$967.5	$115.6	$722.7	$88.8
Conversion of Class B common shares into Class A common shares	115.6	—	88.8	—
Effect of stock-based awards on allocated net income	—	(2.2)	—	(2.6)
Net income attributable to CBI allocated – diluted	$1,083.1	$113.4	$811.5	$86.2

Weighted average common shares outstanding – basic	177.171	23.353	172.509	23.366
Conversion of Class B common shares into Class A common shares	23.353	—	23.366	—
Stock-based awards, primarily stock options	4.960	—	7.481	—
Weighted average common shares outstanding – diluted	205.484	23.353	203.356	23.366

Net income per common share attributable to CBI – basic	$5.46	$4.95	$4.19	$3.80
Net income per common share attributable to CBI – diluted	$5.27	$4.86	$3.99	$3.69

	For the Three Months Ended
	November 30, 2016		November 30, 2015
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Net income attributable to CBI allocated – basic	$362.6	$43.3	$241.1	$29.4
Conversion of Class B common shares into Class A common shares	43.3	—	29.4	—
Effect of stock-based awards on allocated net income	—	(0.8)	—	(0.8)
Net income attributable to CBI allocated – diluted	$405.9	$42.5	$270.5	$28.6

Weighted average common shares outstanding – basic	177.513	23.353	173.933	23.358
Conversion of Class B common shares into Class A common shares	23.353	—	23.358	—
Stock-based awards, primarily stock options	4.589	—	6.805	—
Weighted average common shares outstanding – diluted	205.455	23.353	204.096	23.358

Net income per common share attributable to CBI – basic	$2.04	$1.85	$1.39	$1.26
Net income per common share attributable to CBI – diluted	$1.98	$1.82	$1.33	$1.22

11.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2016
Net income attributable to CBI			$1,083.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(128.4)	$(0.7)	(129.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(128.4)	(0.7)	(129.1)
Unrealized loss on cash flow hedges:
Net derivative losses	(55.3)	17.8	(37.5)
Reclassification adjustments	32.0	(10.1)	21.9
Net loss recognized in other comprehensive loss	(23.3)	7.7	(15.6)
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.1	0.1	0.2
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.1	0.1	0.2
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	—	(0.1)
Reclassification adjustments	0.5	(0.1)	0.4
Net gain recognized in other comprehensive loss	0.4	(0.1)	0.3
Other comprehensive loss attributable to CBI	$(151.2)	$7.0	(144.2)
Comprehensive income attributable to CBI			$938.9

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2015
Net income attributable to CBI			$811.5
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(209.7)	$2.7	(207.0)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(209.7)	2.7	(207.0)
Unrealized loss on cash flow hedges:
Net derivative losses	(36.2)	9.7	(26.5)
Reclassification adjustments	27.1	(8.2)	18.9
Net loss recognized in other comprehensive loss	(9.1)	1.5	(7.6)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.4)	—	(0.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.4)	—	(0.4)
Pension/postretirement adjustments:
Net actuarial gains	1.2	(0.3)	0.9
Reclassification adjustments	0.3	(0.2)	0.1
Net gain recognized in other comprehensive loss	1.5	(0.5)	1.0
Other comprehensive loss attributable to CBI	$(217.7)	$3.7	(214.0)
Comprehensive income attributable to CBI			$597.5

For the Three Months Ended November 30, 2016
Net income attributable to CBI			$405.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(125.6)	$1.0	(124.6)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(125.6)	1.0	(124.6)
Unrealized loss on cash flow hedges:
Net derivative losses	(52.2)	15.2	(37.0)
Reclassification adjustments	11.1	(3.4)	7.7
Net loss recognized in other comprehensive loss	(41.1)	11.8	(29.3)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.1)	—	(0.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.1)	—	(0.1)
Pension/postretirement adjustments:
Net actuarial gains	0.5	(0.2)	0.3
Reclassification adjustments	0.2	(0.1)	0.1
Net gain recognized in other comprehensive loss	0.7	(0.3)	0.4
Other comprehensive loss attributable to CBI	$(166.1)	$12.5	(153.6)
Comprehensive income attributable to CBI			$252.3

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended November 30, 2015
Net income attributable to CBI			$270.5
Other comprehensive income attributable to CBI:
Foreign currency translation adjustments:
Net gains	$8.1	$(0.1)	8.0
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	8.1	(0.1)	8.0
Unrealized gain on cash flow hedges:
Net derivative gains	12.7	(3.3)	9.4
Reclassification adjustments	10.8	(3.1)	7.7
Net gain recognized in other comprehensive income	23.5	(6.4)	17.1
Pension/postretirement adjustments:
Net actuarial gains	0.3	—	0.3
Reclassification adjustments	0.1	(0.2)	(0.1)
Net gain recognized in other comprehensive income	0.4	(0.2)	0.2
Other comprehensive income attributable to CBI	$32.0	$(6.7)	25.3
Comprehensive income attributable to CBI			$295.8

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 29, 2016	$(390.5)	$(46.1)	$(2.8)	$(13.1)	$(452.5)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(129.1)	(37.5)	0.2	(0.1)	(166.5)
Amounts reclassified from accumulated other comprehensive loss	—	21.9	—	0.4	22.3
Other comprehensive income (loss)	(129.1)	(15.6)	0.2	0.3	(144.2)
Balance, November 30, 2016	$(519.6)	$(61.7)	$(2.6)	$(12.8)	$(596.7)

12.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of November 30, 2016, and February 29, 2016, the condensed consolidating statements of comprehensive income for the nine months and three months ended November 30, 2016, and November 30, 2015, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2016, and November 30, 2015, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary

Guarantors is not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2016 Annual Report. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2016
Current assets:
Cash and cash equivalents	$13.3	$7.7	$176.3	$—	$197.3
Accounts receivable	0.7	23.7	831.6	—	856.0
Inventories	170.5	1,628.3	434.9	(110.6)	2,123.1
Intercompany receivable	21,273.6	28,448.7	11,599.4	(61,321.7)	—
Prepaid expenses and other	40.1	58.7	262.4	(92.8)	268.4
Total current assets	21,498.2	30,167.1	13,304.6	(61,525.1)	3,444.8
Property, plant and equipment	65.6	922.1	2,720.3	—	3,708.0
Investments in subsidiaries	13,258.5	23.4	—	(13,281.9)	—
Goodwill	—	6,590.1	927.8	—	7,517.9
Intangible assets	—	1,002.9	2,491.3	—	3,494.2
Intercompany notes receivable	5,016.3	200.1	200.0	(5,416.4)	—
Other assets	19.5	92.2	43.5	—	155.2
Total assets	$39,858.1	$38,997.9	$19,687.5	$(80,223.4)	$18,320.1

Current liabilities:
Notes payable to banks	$220.0	$—	$133.4	$—	$353.4
Current maturities of long-term debt	767.7	17.0	131.0	—	915.7
Accounts payable	46.0	337.6	388.7	—	772.3
Accrued excise taxes	15.1	12.5	5.4	—	33.0
Intercompany payable	26,589.9	23,011.5	11,720.3	(61,321.7)	—
Other accrued expenses and liabilities	280.4	214.4	195.9	(128.5)	562.2
Total current liabilities	27,919.1	23,593.0	12,574.7	(61,450.2)	2,636.6
Long-term debt, less current maturities	4,680.2	25.4	2,656.9	—	7,362.5
Deferred income taxes	12.5	815.4	296.1	—	1,124.0
Intercompany notes payable	200.0	5,184.0	32.4	(5,416.4)	—
Other liabilities	28.3	30.2	140.8	—	199.3
Total liabilities	32,840.1	29,648.0	15,700.9	(66,866.6)	11,322.4
Total CBI stockholders’ equity	7,018.0	9,349.9	4,006.9	(13,356.8)	7,018.0
Noncontrolling interests	—	—	(20.3)	—	(20.3)
Total stockholders’ equity	7,018.0	9,349.9	3,986.6	(13,356.8)	6,997.7
Total liabilities and stockholders’ equity	$39,858.1	$38,997.9	$19,687.5	$(80,223.4)	$18,320.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 29, 2016
Current assets:
Cash and cash equivalents	$6.0	$4.2	$72.9	$—	$83.1
Accounts receivable	0.4	22.3	709.8	—	732.5
Inventories	151.6	1,483.5	344.0	(127.5)	1,851.6
Intercompany receivable	17,459.3	23,758.9	9,393.5	(50,611.7)	—
Prepaid expenses and other	29.6	67.8	281.1	(68.1)	310.4
Total current assets	17,646.9	25,336.7	10,801.3	(50,807.3)	2,977.6
Property, plant and equipment	63.2	879.8	2,390.4	—	3,333.4
Investments in subsidiaries	13,047.2	19.0	—	(13,066.2)	—
Goodwill	—	6,376.4	762.2	—	7,138.6
Intangible assets	—	970.9	2,430.8	2.1	3,403.8
Intercompany notes receivable	4,705.9	86.6	—	(4,792.5)	—
Other assets	20.0	69.6	22.0	—	111.6
Total assets	$35,483.2	$33,739.0	$16,406.7	$(68,663.9)	$16,965.0

Current liabilities:
Notes payable to banks	$—	$—	$408.3	$—	$408.3
Current maturities of long-term debt	765.6	18.0	73.1	—	856.7
Accounts payable	37.7	100.7	290.9	—	429.3
Accrued excise taxes	14.7	14.7	4.2	—	33.6
Intercompany payable	22,293.3	19,018.6	9,299.8	(50,611.7)	—
Other accrued expenses and liabilities	349.1	185.1	119.4	(109.2)	544.4
Total current liabilities	23,460.4	19,337.1	10,195.7	(50,720.9)	2,272.3
Long-term debt, less current maturities	5,421.4	26.3	1,368.5	—	6,816.2
Deferred income taxes	11.9	734.8	275.5	—	1,022.2
Intercompany notes payable	—	4,776.6	15.9	(4,792.5)	—
Other liabilities	29.9	39.1	93.5	—	162.5
Total liabilities	28,923.6	24,913.9	11,949.1	(55,513.4)	10,273.2
Total CBI stockholders’ equity	6,559.6	8,825.1	4,325.4	(13,150.5)	6,559.6
Noncontrolling interests	—	—	132.2	—	132.2
Total stockholders’ equity	6,559.6	8,825.1	4,457.6	(13,150.5)	6,691.8
Total liabilities and stockholders’ equity	$35,483.2	$33,739.0	$16,406.7	$(68,663.9)	$16,965.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2016
Sales	$2,070.2	$5,061.5	$2,604.0	$(3,467.2)	$6,268.5
Less – excise taxes	(260.0)	(254.2)	(50.8)	—	(565.0)
Net sales	1,810.2	4,807.3	2,553.2	(3,467.2)	5,703.5
Cost of product sold	(1,472.9)	(3,444.7)	(1,483.5)	3,439.3	(2,961.8)
Gross profit	337.3	1,362.6	1,069.7	(27.9)	2,741.7
Selling, general and administrative expenses	(310.4)	(590.9)	(181.7)	38.9	(1,044.1)
Operating income	26.9	771.7	888.0	11.0	1,697.6
Equity in earnings of equity method investees and subsidiaries	1,207.5	32.0	0.5	(1,211.8)	28.2
Interest income	0.4	—	0.9	—	1.3
Intercompany interest income	170.9	229.5	0.1	(400.5)	—
Interest expense	(212.6)	(1.2)	(43.8)	—	(257.6)
Intercompany interest expense	(229.1)	(170.7)	(0.7)	400.5	—
Income before income taxes	964.0	861.3	845.0	(1,200.8)	1,469.5
(Provision for) benefit from income taxes	119.1	(336.5)	(170.5)	(4.3)	(392.2)
Net income	1,083.1	524.8	674.5	(1,205.1)	1,077.3
Net loss attributable to noncontrolling interests	—	—	5.8	—	5.8
Net income attributable to CBI	$1,083.1	$524.8	$680.3	$(1,205.1)	$1,083.1

Comprehensive income attributable to CBI	$938.9	$524.8	$527.6	$(1,052.4)	$938.9

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2015
Sales	$1,891.7	$4,289.2	$2,294.4	$(2,952.0)	$5,523.3
Less – excise taxes	(251.3)	(219.4)	(47.4)	—	(518.1)
Net sales	1,640.4	4,069.8	2,247.0	(2,952.0)	5,005.2
Cost of product sold	(1,325.4)	(3,023.4)	(1,377.4)	2,967.2	(2,759.0)
Gross profit	315.0	1,046.4	869.6	15.2	2,246.2
Selling, general and administrative expenses	(281.5)	(508.9)	(96.8)	(5.0)	(892.2)
Operating income	33.5	537.5	772.8	10.2	1,354.0
Equity in earnings of equity method investees and subsidiaries	924.9	31.8	0.8	(929.0)	28.5
Interest income	0.1	—	0.4	—	0.5
Intercompany interest income	138.0	196.6	0.1	(334.7)	—
Interest expense	(212.3)	(0.9)	(17.7)	—	(230.9)
Intercompany interest expense	(196.2)	(137.9)	(0.6)	334.7	—
Loss on write-off of debt issuance costs	(0.4)	—	(0.7)	—	(1.1)
Income before income taxes	687.6	627.1	755.1	(918.8)	1,151.0
(Provision for) benefit from income taxes	123.9	(247.1)	(208.2)	(4.3)	(335.7)
Net income	811.5	380.0	546.9	(923.1)	815.3
Net income attributable to noncontrolling interests	—	—	(3.8)	—	(3.8)
Net income attributable to CBI	$811.5	$380.0	$543.1	$(923.1)	$811.5

Comprehensive income attributable to CBI	$597.5	$379.1	$325.6	$(704.7)	$597.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2016
Sales	$734.8	$1,563.5	$815.2	$(1,120.8)	$1,992.7
Less – excise taxes	(89.9)	(73.8)	(18.5)	—	(182.2)
Net sales	644.9	1,489.7	796.7	(1,120.8)	1,810.5
Cost of product sold	(522.4)	(1,043.9)	(459.7)	1,106.9	(919.1)
Gross profit	122.5	445.8	337.0	(13.9)	891.4
Selling, general and administrative expenses	(109.7)	(194.7)	(70.1)	17.1	(357.4)
Operating income	12.8	251.1	266.9	3.2	534.0
Equity in earnings of equity method investees and subsidiaries	430.9	28.4	0.1	(431.9)	27.5
Interest income	—	—	0.3	—	0.3
Intercompany interest income	56.2	80.3	—	(136.5)	—
Interest expense	(61.5)	(0.4)	(16.0)	—	(77.9)
Intercompany interest expense	(80.1)	(56.1)	(0.3)	136.5	—
Income before income taxes	358.3	303.3	251.0	(428.7)	483.9
(Provision for) benefit from income taxes	47.6	(119.1)	(7.3)	(0.1)	(78.9)
Net income	405.9	184.2	243.7	(428.8)	405.0
Net loss attributable to noncontrolling interests	—	—	0.9	—	0.9
Net income attributable to CBI	$405.9	$184.2	$244.6	$(428.8)	$405.9

Comprehensive income attributable to CBI	$252.3	$182.5	$85.9	$(268.4)	$252.3

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2015
Sales	$708.1	$1,366.8	$676.4	$(938.9)	$1,812.4
Less – excise taxes	(91.6)	(64.6)	(15.7)	—	(171.9)
Net sales	616.5	1,302.2	660.7	(938.9)	1,640.5
Cost of product sold	(496.9)	(943.8)	(425.3)	959.0	(907.0)
Gross profit	119.6	358.4	235.4	20.1	733.5
Selling, general and administrative expenses	(81.9)	(157.6)	(34.6)	(12.1)	(286.2)
Operating income	37.7	200.8	200.8	8.0	447.3
Equity in earnings of equity method investees and subsidiaries	298.6	28.1	0.4	(299.8)	27.3
Interest income	—	—	0.1	—	0.1
Intercompany interest income	46.0	66.3	0.1	(112.4)	—
Interest expense	(71.5)	(0.3)	(3.9)	—	(75.7)
Intercompany interest expense	(66.2)	(46.0)	(0.2)	112.4	—
Income before income taxes	244.6	248.9	197.3	(291.8)	399.0
(Provision for) benefit from income taxes	25.9	(99.2)	(51.4)	(3.3)	(128.0)
Net income	270.5	149.7	145.9	(295.1)	271.0
Net income attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Net income attributable to CBI	$270.5	$149.7	$145.4	$(295.1)	$270.5

Comprehensive income attributable to CBI	$295.8	$149.0	$169.8	$(318.8)	$295.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2016
Net cash provided by operating activities	$27.4	$914.0	$966.3	$(492.0)	$1,415.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(6.3)	(110.3)	(475.0)	—	(591.6)
Purchases of businesses, net of cash acquired	—	(284.9)	(257.3)	—	(542.2)
Net proceeds from intercompany notes	267.2	7.5	—	(274.7)	—
Net returns of capital from equity affiliates	361.7	—	—	(361.7)	—
Other investing activities	0.2	0.1	(15.6)	—	(15.3)
Net cash provided by (used in) investing activities	622.8	(387.6)	(747.9)	(636.4)	(1,149.1)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(850.4)	850.4	—
Net contributions from (returns of capital to) equity affiliates	—	(8.6)	5.3	3.3	—
Net proceeds from (repayments of) intercompany notes	347.7	(436.7)	(185.7)	274.7	—
Principal payments of long-term debt	(751.2)	(15.9)	(140.6)	—	(907.7)
Purchases of treasury stock	(372.6)	—	—	—	(372.6)
Dividends paid	(238.3)	—	—	—	(238.3)
Payments of minimum tax withholdings on stock-based payment awards	—	(61.7)	(5.2)	—	(66.9)
Net proceeds from (repayments of) notes payable	220.0	—	(275.9)	—	(55.9)
Payments of debt issuance costs	—	—	(6.6)	—	(6.6)
Proceeds from issuance of long-term debt	—	—	1,350.1	—	1,350.1
Excess tax benefits from stock-based payment awards	112.2	—	—	—	112.2
Proceeds from shares issued under equity compensation plans	39.3	—	—	—	39.3
Net cash used in financing activities	(642.9)	(522.9)	(109.0)	1,128.4	(146.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6.0)	—	(6.0)

Net increase in cash and cash equivalents	7.3	3.5	103.4	—	114.2
Cash and cash equivalents, beginning of period	6.0	4.2	72.9	—	83.1
Cash and cash equivalents, end of period	$13.3	$7.7	$176.3	$—	$197.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2015
Net cash provided by (used in) operating activities	$(456.3)	$775.1	$772.8	$—	$1,091.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(8.8)	(31.8)	(473.2)	—	(513.8)
Purchases of businesses, net of cash acquired	—	(316.2)	(1.7)	—	(317.9)
Net proceeds from intercompany notes	376.4	—	—	(376.4)	—
Net investments in equity affiliates	(236.4)	—	—	236.4	—
Other investing activities	2.0	(0.7)	2.7	—	4.0
Net cash provided by (used in) investing activities	133.2	(348.7)	(472.2)	(140.0)	(827.7)

Cash flows from financing activities:
Net contributions from (returns of capital to) equity affiliates	—	(31.4)	267.8	(236.4)	—
Net proceeds from (repayments of) intercompany notes	292.2	(345.3)	(323.3)	376.4	—
Principal payments of long-term debt	(47.9)	(13.8)	(86.6)	—	(148.3)
Dividends paid	(180.4)	—	—	—	(180.4)
Payments of minimum tax withholdings on stock-based payment awards	—	(35.7)	(2.7)	—	(38.4)
Net repayments of notes payable	—	—	(15.9)	—	(15.9)
Payments of debt issuance costs	(7.9)	—	—	—	(7.9)
Proceeds from issuance of long-term debt	200.0	—	10.0	—	210.0
Excess tax benefits from stock-based payment awards	204.2	—	—	—	204.2
Proceeds from shares issued under equity compensation plans	98.9	—	—	—	98.9
Net cash provided by (used in) financing activities	559.1	(426.2)	(150.7)	140.0	122.2

Effect of exchange rate changes on cash and cash equivalents	—	—	(4.9)	—	(4.9)

Net increase in cash and cash equivalents	236.0	0.2	145.0	—	381.2
Cash and cash equivalents, beginning of period	24.5	0.7	84.9	—	110.1
Cash and cash equivalents, end of period	$260.5	$0.9	$229.9	$—	$491.3

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2016	2015	2016	2015
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$20.3	$20.4	$5.2	$8.2
Net gain (loss) on undesignated commodity derivative contracts	14.4	(34.5)	6.7	(18.1)
Flow through of inventory step-up	(16.4)	(9.8)	(4.9)	(8.6)
Amortization of favorable interim supply agreement	(2.2)	(25.3)	—	(7.4)
Total cost of product sold	16.1	(49.2)	7.0	(25.9)

Selling, general and administrative expenses
Transaction, integration and other acquisition-related costs	(11.0)	(12.7)	(5.7)	(1.9)
Net gain (costs) associated with the Canadian Divestiture and related activities	(4.5)	—	3.6	—
Restructuring and related charges	(0.9)	(15.0)	0.1	(0.7)
Other costs	(2.6)	—	(2.6)	—
Total selling, general and administrative expenses	(19.0)	(27.7)	(4.6)	(2.6)
Comparable Adjustments, Operating income (loss)	$(2.9)	$(76.9)	$2.4	$(28.5)

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2016 Annual Report. Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2016	2015	2016	2015
(in millions)
Beer
Net sales	$3,338.1	$2,816.6	$964.6	$831.3
Segment operating income	$1,195.7	$984.0	$335.7	$291.6
Long-lived tangible assets	$2,506.6	$1,806.7	$2,506.6	$1,806.7
Total assets	$10,351.5	$8,596.3	$10,351.5	$8,596.3
Capital expenditures	$494.9	$457.3	$191.0	$196.6
Depreciation and amortization	$82.7	$41.4	$29.5	$13.5

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2016	2015	2016	2015
(in millions)
Wine and Spirits
Net sales:
Wine	$2,102.8	$1,931.5	$754.3	$719.4
Spirits	262.6	257.1	91.6	89.8
Net sales	$2,365.4	$2,188.6	$845.9	$809.2
Segment operating income	$604.7	$542.8	$231.0	$222.7
Equity in earnings of equity method investees	$28.4	$28.5	$27.7	$27.3
Long-lived tangible assets	$1,069.7	$1,034.1	$1,069.7	$1,034.1
Investments in equity method investees	$92.9	$91.0	$92.9	$91.0
Total assets	$7,616.3	$6,856.5	$7,616.3	$6,856.5
Capital expenditures	$55.3	$52.4	$25.7	$20.5
Depreciation and amortization	$76.0	$75.3	$25.8	$23.7

Corporate Operations and Other
Segment operating loss	$(99.9)	$(95.9)	$(35.1)	$(38.5)
Equity in losses of equity method investees	$(0.2)	$—	$(0.2)	$—
Long-lived tangible assets	$131.7	$108.2	$131.7	$108.2
Investments in equity method investees	$22.8	$1.0	$22.8	$1.0
Total assets	$352.3	$655.3	$352.3	$655.3
Capital expenditures	$41.4	$4.1	$6.3	$1.9
Depreciation and amortization	$22.8	$20.7	$8.2	$6.7

Comparable Adjustments
Operating income (loss)	$(2.9)	$(76.9)	$2.4	$(28.5)
Depreciation and amortization	$2.2	$25.3	$—	$7.4

Consolidated
Net sales	$5,703.5	$5,005.2	$1,810.5	$1,640.5
Operating income	$1,697.6	$1,354.0	$534.0	$447.3
Equity in earnings of equity method investees	$28.2	$28.5	$27.5	$27.3
Long-lived tangible assets	$3,708.0	$2,949.0	$3,708.0	$2,949.0
Investments in equity method investees	$115.7	$92.0	$115.7	$92.0
Total assets	$18,320.1	$16,108.1	$18,320.1	$16,108.1
Capital expenditures	$591.6	$513.8	$223.0	$219.0
Depreciation and amortization	$183.7	$162.7	$63.5	$51.3

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

15.    SUBSEQUENT EVENT:

Obregon Brewery –
In December 2016, we acquired a brewery operation business in Obregon, Sonora, Mexico from Grupo Modelo, S. de R.L. de C.V. (“Grupo Modelo”), a subsidiary of Anheuser-Busch InBev SA/NV for $583.4 million, net of cash acquired, subject to post-closing adjustments (the “Obregon Brewery”). The transaction primarily includes the acquisition of goodwill, property, plant and equipment and inventories. The brewery is expected to have four million hectoliters of production capacity with minimal investment and optimization by us after closing. This acquisition provides us with immediate functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio and flexibility for future innovation initiatives. It also enables us to become fully independent from the interim supply agreement with Grupo Modelo, which was terminated at the time of the brewery acquisition. The results of operations of the Obregon Brewery will be reported in the Beer segment and will be included in our consolidated results of operations from the date of acquisition.

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

Overview

We are a leading international beverage alcohol company with a broad portfolio of consumer-preferred high-end imported and craft beer brands, premium wine and spirits brands, and other select beverage alcohol products. We are the third-largest producer and marketer of beer for the U.S. market and the world’s leading premium wine company. We are the largest multi-category supplier (beer, wine and spirits) of beverage alcohol in the U.S., and a leading supplier of wine from New Zealand and Italy to North America.

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

•
completion of an additional 7.5 million hectoliters production capacity expansion of the Nava Brewery, from 20 million to 25 million expected by summer of calendar 2017 and from 25 million to 27.5 million expected by early calendar 2018;

•
construction of a new, state-of-the-art brewery located in Mexicali, Baja California, Mexico (the “Mexicali Brewery”) with the first 5 million hectoliters of production capacity expected to be completed by calendar year-end 2019; and

•	participation in the high-end craft beer category.

See additional discussion below under “Recent Developments” regarding our continued focus on obtaining functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio.

Our business strategy in the Wine and Spirits segment is centered on continued focus on consumer-preferred premium wine brands, complemented by premium spirits. In this segment, we continue to focus on the premiumization of our branded wine and spirits portfolio (see “Recent Developments” below). In markets where it is feasible, we have a consolidated U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S.

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

Recent Developments

Wine and Spirits Segment

Canadian Divestiture

On December 17, 2016, we sold our Canadian wine business, which includes Canadian wine brands such as Jackson-Triggs and Inniskillin, wineries, vineyards, offices, facilities and Wine Rack retail stores, at a transaction value of C$1.04 billion, or $776.2 million. We received cash proceeds of C$775.1 million, or $581.2 million, net of outstanding debt of C$260.0 million, or $195.0 million, subject to post-closing adjustments. We will continue to export certain of our brands into the Canadian market. This transaction is consistent with our strategic focus on premium, high-margin and high-growth brands. We expect to recognize a net gain in connection with the Canadian Divestiture for the fourth quarter of fiscal 2017. Our preliminary estimate of this net gain is approximately $255 million. Additionally, our current estimate of the income taxes we expect to pay is approximately $70 million in total during Fiscal 2017 and Fiscal 2018 in connection with the Canadian Divestiture.

The following table presents selected financial information included in our historical consolidated financial statements that will no longer be part of our consolidated results after the Canadian Divestiture.

	For the Nine Months Ended November 30,		For the Year Ended February 29, 2016
	2016	2015
(in millions)
Net sales	$288.6	$284.3	$365.1
Gross profit	$122.5	$117.7	$152.9
Depreciation and amortization	$8.6	$8.5	$11.1
Operating income	$46.6	$47.7	$62.5
Income before income taxes	$43.5	$47.4	$61.9

Cash flow from operating activities	$35.2	$55.0	$80.0

Total assets	$514.6
Long-term debt, including current maturities	$204.0

Additionally, the impact on our historical wine and spirits segment results are the same as the impact on the historical consolidated results for net sales, gross profit, depreciation and amortization, and total assets. However, as segment results do not include the impact of Comparable Adjustments, amounts reported for our historical wine and spirits segment operating income that will no longer be part of the segment’s results after the Canadian Divestiture are $44.8 million, $48.4 million and $63.3 million for Nine Months 2017, Nine Months 2016 and Fiscal 2016, respectively.

Beer Segment

Obregon Brewery

In December 2016, we acquired the Obregon Brewery for $583.4 million, net of cash acquired, subject to post-closing adjustments. The transaction primarily includes the acquisition of goodwill, property, plant and equipment and inventories. The brewery is expected to have four million hectoliters of production capacity with minimal investment and optimization by us after closing. This acquisition provides us with immediate functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio and flexibility for future innovation initiatives. It also enables us to become fully independent from the interim supply agreement with Grupo Modelo, which was terminated at the time of the brewery acquisition. The results of operations of the Obregon Brewery will be reported in the Beer segment and will be included in our consolidated results of operations from the date of acquisition.

Other

Comments made during the course of the 2016 United States presidential campaign and subsequent to the election indicate that the U.S. federal government may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. While we cannot predict what changes will actually occur with respect to these items, such changes could affect our business and results of operations.

Acquisitions

Wine and Spirits Segment

High West Acquisition

In October 2016, we acquired High West, which primarily includes the acquisition of operations, goodwill, trademarks, inventories and property, plant and equipment. This acquisition includes a portfolio of distinctive, award-winning, fast-growing and high-end craft whiskeys and other select spirits. The results of operations of High West are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Charles Smith Acquisition

In October 2016, we acquired Charles Smith, which primarily includes the acquisition of goodwill, trademarks, inventories and certain grape supply contracts. This acquisition includes a collection of five super and ultra-premium wine brands and solidifies our position as the second leading supplier of Washington State wines with this collection of fast-growing, high quality wines that have strong consumer affinity and demand. The results of operations of Charles Smith are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Prisoner Acquisition

In April 2016, we acquired Prisoner, which primarily includes the acquisition of goodwill, inventories, trademarks and certain grape supply contracts. This acquisition, which includes a portfolio of five fast-growing, higher-margin, super-luxury wine brands, aligns with our portfolio premiumization strategy and strengthens our position in the super-luxury wine category. The results of operations of Prisoner are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Meiomi Acquisition

In August 2015, we acquired Meiomi, which primarily includes the acquisition of goodwill, inventories, the trademark and certain grape supply contracts. The acquisition of this higher-margin, luxury growth brand has complemented our existing portfolio and further strengthened our position in the U.S. pinot noir category. The results of operations of Meiomi are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Beer Segment

Ballast Point Acquisition

In December 2015, we acquired Ballast Point for $998.5 million, net of cash acquired. The transaction primarily includes the acquisition of goodwill, trademarks and property, plant and equipment. This acquisition provides us with a high-growth premium platform that enables us to compete in the growing craft beer category, further strengthening our position in the high-end U.S. beer market. The results of operations of Ballast Point are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of acquired brand activity in connection with the acquisitions of Meiomi, Prisoner, High West and Charles Smith (wine and spirits), and the acquisition of Ballast Point (beer), as appropriate.

For the three months ended November 30, 2016 (“Third Quarter 2017”), and November 30, 2015 (“Third Quarter 2016”):

•	Our results of operations benefited from improvements in both the Beer and Wine and Spirits segments.

•	Net sales increased 10% primarily due to volume growth within our Mexican beer portfolio and net sales from the acquired Ballast Point and Prisoner brands.

•	Operating income increased 19% primarily due to the strong consumer demand for the Mexican beer portfolio and benefits from lower Comparable Adjustments.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 50% and 49%, respectively, primarily due to an income tax benefit driven largely by a change in our assertion regarding the indefinite reinvestment of certain foreign earnings in Third Quarter 2017 and the strong results for the Beer business.

For the nine months ended November 30, 2016 (“Nine Months 2017”), and November 30, 2015 (“Nine Months 2016”):

•	Our results of operations benefited from improvements in both the Beer and Wine and Spirits segments.

•
Net sales increased 14% primarily due to the strong consumer demand and the favorable impact from pricing in select markets within the Mexican beer portfolio and net sales from the acquired Ballast Point, Meiomi and Prisoner brands.

•
Operating income increased 25% primarily due to the strong consumer demand for the Mexican beer portfolio; benefits from the acquisitions of Ballast Point, Meiomi and Prisoner; and lower Comparable Adjustments.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 33% and 32%, respectively, primarily due to the items discussed above and an income tax benefit driven largely by a change in our assertion regarding the indefinite reinvestment of certain foreign earnings in Third Quarter 2017.

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

As more fully described herein and in the related notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	Third Quarter 2017	Third Quarter 2016	Nine Months 2017	Nine Months 2016
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$6.7	$(18.1)	$14.4	$(34.5)
Settlements of undesignated commodity derivative contracts	5.2	8.2	20.3	20.4
Flow through of inventory step-up	(4.9)	(8.6)	(16.4)	(9.8)
Amortization of favorable interim supply agreement	—	(7.4)	(2.2)	(25.3)
Total cost of product sold	7.0	(25.9)	16.1	(49.2)

Selling, general and administrative expenses
Transaction, integration and other acquisition-related costs	(5.7)	(1.9)	(11.0)	(12.7)
Net gain (costs) associated with the Canadian Divestiture and related activities	3.6	—	(4.5)	—
Restructuring and related charges	0.1	(0.7)	(0.9)	(15.0)
Other costs	(2.6)	—	(2.6)	—
Total selling, general and administrative expenses	(4.6)	(2.6)	(19.0)	(27.7)

Loss on write-off of debt issuance costs	—	—	—	(1.1)
Comparable Adjustments	$2.4	$(28.5)	$(2.9)	$(78.0)

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

Inventory Step-Up

In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventories on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired business prior to acquisition. Flow through of inventory step-up was associated primarily with the acquisitions of Prisoner and Meiomi, as applicable.

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

Selling, General and Administrative Expenses

Transaction, Integration And Other Acquisition-Related Costs

Transaction, integration and other acquisition-related costs primarily represent costs associated with the continuing integration of the June 2013 beer business acquisition and the acquisitions of High West and Prisoner, as applicable.

Net Gain (Costs) Associated With The Canadian Divestiture And Related Activities

Net gain (costs) associated with the Canadian Divestiture and related activities represent costs incurred in connection with the evaluation of the merits of executing an initial public offering for a portion of our Canadian wine business and net gains (costs) incurred in connection with the sale of the Canadian wine business.

Restructuring And Related Charges

Restructuring and related charges consist primarily of employee termination benefit costs recognized in connection with our plan initiated in May 2015 to streamline and simplify processes, and shift resources and investment to long-term, profitable growth opportunities across the business.

Third Quarter 2017 Compared to Third Quarter 2016

Net Sales

	Third Quarter 2017	Third Quarter 2016	% Increase
(in millions)
Beer	$964.6	$831.3	16%
Wine and Spirits:
Wine	754.3	719.4	5%
Spirits	91.6	89.8	2%
Total Wine and Spirits	845.9	809.2	5%
Consolidated net sales	$1,810.5	$1,640.5	10%

Net sales increased $170.0 million due to an increase in Beer’s net sales of $133.3 million driven predominantly by volume growth within our Mexican beer portfolio, and Wine and Spirits’ net sales of $36.7 million due largely to organic favorable product mix shift and net sales from acquired brands, partially offset by lower organic volume.

Beer	Third Quarter 2017	Third Quarter 2016	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$964.6	$831.3	16%

Shipment volume
Total	57.7	51.4	12.3%
Organic	56.7	51.4	10.3%

Depletion volume (1)			10.7%

The increase in Beer’s net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, (ii)  net sales from the acquired Ballast Point brand of $31.8 million and (iii)  a favorable impact from pricing in select markets within our Mexican beer portfolio.

Wine and Spirits	Third Quarter 2017	Third Quarter 2016	% Increase (Decrease)
(in millions, branded product, 9-liter case equivalents)
Net sales	$845.9	$809.2	5%

Shipment volume
Total	18.3	18.4	(0.5%)
Organic	18.2	18.4	(1.1%)

U.S. Domestic	14.0	14.1	(0.7%)
Organic U.S. Domestic	13.9	14.1	(1.4%)

U.S. Domestic Focus Brands	8.1	7.6	6.6%
Organic U.S. Domestic Focus Brands	8.1	7.6	6.6%

Depletion volume (1)
U.S. Domestic			3.4%
U.S. Domestic Focus Brands			8.8%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Wine and Spirits’ net sales is primarily due to favorable product mix shift (predominantly within the U.S. organic branded wine portfolio) and net sales from acquired brands, primarily Prisoner, of $25.5 million, partially offset by lower organic branded wine and spirits volume.

For Third Quarter 2017, the change in U.S. shipment volume lagged the change in depletion volume due largely to timing of shipments in the second quarter of fiscal 2017. Additionally, U.S. shipment volume is expected to lag depletion volume for the fourth quarter of fiscal 2017 as we expect U.S. shipment volume to be generally aligned with depletion volume for Fiscal 2017.

Gross Profit

	Third Quarter 2017	Third Quarter 2016	% Increase
(in millions)
Beer	$499.4	$406.2	23%
Wine and Spirits	385.0	353.2	9%
Comparable Adjustments	7.0	(25.9)	NM
Consolidated gross profit	$891.4	$733.5	22%

NM = Not meaningful

Gross profit increased $157.9 million due to an increase in Beer of $93.2 million and Wine and Spirits of $31.8 million. In addition, the change in Comparable Adjustments contributed to an increase in gross profit of $32.9 million.

The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio, (ii)  lower cost of product sold for our organic beer business and (iii)  gross profit from the acquired Ballast Point brand. The lower cost of product sold is primarily due to brewery sourcing benefits and foreign currency transactional benefits within our Mexican beer portfolio, partially offset by higher depreciation expense. The lower cost of product sold also benefited from the Third Quarter 2017 overlap of an immaterial year-to-date reclassification in Third Quarter 2016 of certain expenses from selling, general and administrative expenses to cost of product sold.

The increase in Wine and Spirits is primarily due to growth from the organic wine and spirits business, including favorable product mix shift and lower cost of product sold, partially offset by lower branded wine and spirits volume; combined with gross profit from the acquired Prisoner, High West and Charles Smith brands.

Gross profit as a percent of net sales increased to 49.2% for Third Quarter 2017 compared with 44.7% for Third Quarter 2016 primarily due to the (i)  the change in Comparable Adjustments, (ii)  lower cost of product sold across both segments and (iii)  the favorable impact from Beer pricing in select markets.

Selling, General and Administrative Expenses

	Third Quarter 2017	Third Quarter 2016	% Increase (Decrease)
(in millions)
Beer	$163.7	$114.6	43%
Wine and Spirits	154.0	130.5	18%
Corporate Operations and Other	35.1	38.5	(9%)
Comparable Adjustments	4.6	2.6	77%
Consolidated selling, general and administrative expenses	$357.4	$286.2	25%

Selling, general and administrative expenses increased $71.2 million primarily due to an increase in Beer of $49.1 million and Wine and Spirits of $23.5 million.

The increase in Beer is due to an increase in marketing spend of $24.8 million and general and administrative expenses of $24.3 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio. The increase in general and administrative expenses is predominantly driven by (i)  the overlap of the prior year’s immaterial year-to-date reclassification in Third Quarter 2016 of certain expenses from selling, general and administrative expenses to cost of product sold, (ii)  the acquired Ballast Point business and (iii)  higher compensation and benefits supporting the organic growth of the business.

The increase in Wine and Spirits is primarily due to an increase in general and administrative expenses of $13.2 million and marketing spend of $9.8 million. The increase in general and administrative expenses is predominantly driven by higher compensation and benefits and higher consulting expenses supporting the Wine and Spirits’ branded portfolio. The increase in marketing spend is due largely to planned investment to support the growth of our branded wine and spirits portfolio.

Selling, general and administrative expenses as a percent of net sales increased to 19.7% for Third Quarter 2017 as compared with 17.4% for Third Quarter 2016 primarily due to the growth of selling, general and administrative expenses exceeding the growth in net sales for both the Beer and Wine and Spirits segments.

Operating Income

	Third Quarter 2017	Third Quarter 2016	% Increase
(in millions)
Beer	$335.7	$291.6	15%
Wine and Spirits	231.0	222.7	4%
Corporate Operations and Other	(35.1)	(38.5)	9%
Comparable Adjustments	2.4	(28.5)	NM
Consolidated operating income	$534.0	$447.3	19%

Operating income increased $86.7 million primarily due to the growth in our Beer and Wine and Spirits segments driven predominantly by the factors discussed above. In addition, the favorable change in Comparable Adjustments contributed to an increase in operating income of $30.9 million.

Interest Expense

Interest expense increased slightly to $77.6 million for Third Quarter 2017 from $75.6 million for Third Quarter 2016, an increase of $2.0 million, or 3%. This increase was due to higher average borrowings, mostly offset by lower average interest rates in connection with (i)  $1.1 billion in new term loan facilities under our senior credit facility with an interest rate of LIBOR plus a margin, (ii)  issuance of the December 2015 senior notes with an interest rate of 4.75% and (iii)  repayment of the August 2006 Senior Notes with an interest rate of 7.25%.

Provision for Income Taxes

Our effective tax rate for Third Quarter 2017 and Third Quarter 2016 was 16.3% and 32.1%, respectively. For Third Quarter 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to a change in our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries. For Third Quarter 2016, our effective tax rate was lower than the federal statutory rate primarily due to lower effective tax rates applicable to our foreign businesses.

We have historically provided deferred income taxes for the repatriation to the U.S. of earnings from our foreign subsidiaries. In connection with the agreement to divest the Canadian wine business and the ongoing Beer capacity expansion activities in Mexico, including the agreement to acquire the Obregon Brewery, we changed our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries during Third Quarter 2017. Approximately $380 million of our estimated earnings for Fiscal 2017 and all future earnings for these foreign subsidiaries are expected to be indefinitely reinvested. Accordingly, no deferred income taxes will be provided on these applicable undistributed earnings.

Because we intend to use our historical unremitted earnings generated from our existing foreign subsidiaries to continue to support our U.S. investments in the future, our intent to repatriate those historical foreign earnings remains unchanged and accordingly, we continue to provide for anticipated tax liabilities on these amounts that are expected to be repatriated.

We currently expect our effective tax rate for Fiscal 2017 to be approximately 26%, which includes the assertion of our intent for certain foreign earnings to be indefinitely reinvested and the estimated tax effects of the Canadian Divestiture.

Net Income Attributable to CBI

Net income attributable to CBI increased to $405.9 million for Third Quarter 2017 from $270.5 million for Third Quarter 2016, an increase of $135.4 million, or 50%, driven largely by the change in our assertion regarding the indefinite reinvestment of certain foreign earnings in Third Quarter 2017 and the strong results for the Beer business discussed above.

Nine Months 2017 Compared to Nine Months 2016

Net Sales

	Nine Months 2017	Nine Months 2016	% Increase
(in millions)
Beer	$3,338.1	$2,816.6	19%
Wine and Spirits:
Wine	2,102.8	1,931.5	9%
Spirits	262.6	257.1	2%
Total Wine and Spirits	2,365.4	2,188.6	8%
Consolidated net sales	$5,703.5	$5,005.2	14%

Net sales increased $698.3 million due to an increase in Beer’s net sales of $521.5 million driven predominantly by volume growth within our Mexican beer portfolio, and Wine and Spirits’ net sales of $176.8 million due largely to net sales from the acquired Meiomi and Prisoner brands and organic branded wine volume growth.

Beer	Nine Months 2017	Nine Months 2016	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$3,338.1	$2,816.6	19%

Shipment volume
Total	200.5	175.7	14.1%
Organic	196.6	175.7	11.9%

Depletion volume (1)			11.6%

The increase in Beer’s net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, (ii)  net sales from the acquired Ballast Point brand of $120.2 million and (iii)  a favorable impact from pricing in select markets within our Mexican beer portfolio.

Wine and Spirits	Nine Months 2017	Nine Months 2016	% Increase
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,365.4	$2,188.6	8%

Shipment volume
Total	52.9	51.1	3.5%
Organic	52.3	51.1	2.3%

U.S. Domestic	40.6	38.6	5.2%
Organic U.S. Domestic	40.0	38.6	3.6%

U.S. Domestic Focus Brands	23.4	20.8	12.5%
Organic U.S. Domestic Focus Brands	22.9	20.8	10.1%

Depletion volume (1)
U.S. Domestic			3.9%
U.S. Domestic Focus Brands			9.7%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Wine and Spirits’ net sales is primarily due to (i)  net sales from acquired brands, primarily the Meiomi and Prisoner brands, of $91.7 million, (ii)  organic branded wine volume growth and (iii)  favorable product mix shift (predominantly within the U.S. organic branded wine portfolio).

For Nine Months 2017, U.S. shipment volume growth has outpaced depletion volume growth primarily due to timing of shipments in the second quarter of fiscal 2017. U.S. shipment volume is expected to lag depletion volume for the fourth quarter of fiscal 2017 as we expect U.S. shipment volume to be generally aligned with depletion volume for Fiscal 2017.

Gross Profit

	Nine Months 2017	Nine Months 2016	% Increase
(in millions)
Beer	$1,687.1	$1,374.3	23%
Wine and Spirits	1,038.5	921.1	13%
Comparable Adjustments	16.1	(49.2)	NM
Consolidated gross profit	$2,741.7	$2,246.2	22%

Gross profit increased $495.5 million primarily due to an increase in Beer of $312.8 million and Wine and Spirits of $117.4 million. In addition, the change in Comparable Adjustments contributed to an increase in gross profit of $65.3 million. The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio and (ii)  gross profit from the acquired Ballast Point brand. The increase in Wine and Spirits is primarily due to (i)  gross profit from the acquired brands, primarily the Meiomi and Prisoner brands, and (ii)  growth from the organic wine and spirits business driven primarily by the favorable product mix shift and the branded wine volume growth.

Gross profit as a percent of net sales increased to 48.1% for Nine Months 2017 compared with 44.9% for Nine Months 2016 primarily due to (i)  the change in Comparable Adjustments, (ii)  lower cost of product sold across both segments, (iii)  the favorable impact from Beer pricing in select markets and (iv)  the acquisitions of Meiomi and Prisoner.

Selling, General and Administrative Expenses

	Nine Months 2017	Nine Months 2016	% Increase (Decrease)
(in millions)
Beer	$491.4	$390.3	26%
Wine and Spirits	433.8	378.3	15%
Corporate Operations and Other	99.9	95.9	4%
Comparable Adjustments	19.0	27.7	(31%)
Consolidated selling, general and administrative expenses	$1,044.1	$892.2	17%

Selling, general and administrative expenses increased $151.9 million. This increase is primarily due to an increase in Beer of $101.1 million and Wine and Spirits of $55.5 million.

The increase in Beer is due to an increase in general and administrative expenses of $53.7 million and marketing spend of $47.4 million. The increase in general and administrative expenses is predominantly driven by higher compensation and benefits supporting the organic growth of the business and the acquired Ballast Point business. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio.

The increase in Wine and Spirits is primarily due to an increase in general and administrative expenses of $31.7 million and marketing spend of $23.9 million. The increase in general and administrative expenses is predominantly driven by (i)  higher compensation and benefits and higher consulting expenses supporting the growth of the business and (ii)  an overlap of prior year foreign currency transaction gains with current year foreign currency transaction losses. The increase in marketing spend is due largely to planned investment to support the growth of our branded wine and spirits portfolio.

Selling, general and administrative expenses as a percent of net sales increased to 18.3% for Nine Months 2017 as compared with 17.8% for Nine Months 2016. The increase is primarily due to growth in selling, general and administrative expenses having exceeded growth in net sales for the Wine and Spirits and Beer segments, partially offset by the decrease in Comparable Adjustments.

Operating Income

	Nine Months 2017	Nine Months 2016	% Increase (Decrease)
(in millions)
Beer	$1,195.7	$984.0	22%
Wine and Spirits	604.7	542.8	11%
Corporate Operations and Other	(99.9)	(95.9)	(4%)
Comparable Adjustments	(2.9)	(76.9)	NM
Consolidated operating income	$1,697.6	$1,354.0	25%

Operating income increased $343.6 million primarily due to the growth in our Beer and Wine and Spirits segments driven predominantly by the factors discussed above. In addition, the decrease in Comparable Adjustments contributed to an increase in operating income of $74.0 million.

Interest Expense

Interest expense increased to $256.3 million for Nine Months 2017 from $230.4 million for Nine Months 2016, an increase of $25.9 million, or 11%. This increase was primarily due to higher average borrowings predominantly from the $1.1 billion in new term loan facilities under our senior credit facility for Nine Months 2017 and issuance of the December 2015 senior notes, partially offset by repayment of the August 2006 Senior Notes.

Provision for Income Taxes

Our effective tax rate for Nine Months 2017 and Nine Months 2016 was 26.7% and 29.2%, respectively. For Nine Months 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to the change in our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries (see additional discussion under Results of Operations – Third Quarter 2017 Compared to Third Quarter 2016, Provision for Income Taxes). For Nine Months 2016, our effective tax rate was lower than the federal statutory rate primarily due to a decrease in uncertain tax positions and lower effective tax rates applicable to our foreign businesses.

We currently expect our effective tax rate for Fiscal 2017 to be approximately 26%, which includes the assertion of our intent for certain foreign earnings to be indefinitely reinvested and the estimated tax effects of the Canadian Divestiture.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $1,083.1 million for Nine Months 2017 from $811.5 million for Nine Months 2016, an increase of $271.6 million, or 33%.

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

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments and anticipated capital expenditure requirements for both our short-term and long-term capital needs, including (i)  our Nava Brewery and glass production plant expansions and (ii)  our Mexicali Brewery construction (collectively, the “Mexico Beer Expansion Projects”).

Senior Credit Facility

In March 2016, we entered into the March 2016 Restatement Agreement that amended and restated our then-existing senior credit facility. Among other things, the March 2016 Restatement Agreement created a new $700.0 million European Term A-1 loan facility maturing on March 10, 2021. Proceeds from borrowings under the March 2016 Credit Agreement were used to refinance outstanding obligations under our then-existing senior credit facility and short-term borrowings under our accounts receivable securitization facilities, and for other general corporate purposes.

In October 2016, we entered into the 2016 Restatement Agreement that amended and restated our March 2016 Credit Agreement. Among other things, the 2016 Restatement Agreement created a new $400.0 million European Term A-2 loan facility maturing on March 10, 2021. Proceeds from borrowings under the 2016 Credit Agreement were primarily used to finance the purchase price for the acquisitions of High West and Charles Smith, and for other general corporate purposes.

Senior Notes

On December 6, 2016, we issued the December 2016 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $594.7 million were used for general corporate purposes, including the repayment of short-term borrowings and the repurchase of shares of our Class A Common Stock.

For additional information with respect to these and other borrowings, refer to Note 7 of the Financial Statements.

Cash Flows

	Nine Months 2017	Nine Months 2016
(in millions)
Net cash provided by operating activities	$1,415.7	$1,091.6
Net cash used in investing activities	(1,149.1)	(827.7)
Net cash provided by (used in) financing activities	(146.4)	122.2
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(4.9)
Net increase in cash and cash equivalents	$114.2	$381.2

Operating Activities

Net cash provided by operating activities increased $324.1 million for Nine Months 2017 driven largely by strong cash flow from the Beer and Wine and Spirits segments. The increase in Beer was primarily due to the strong volume growth and the favorable pricing in the Mexican beer portfolio, partially offset by (i)  the timing of collections for recoverable value-added taxes and (ii)  an increase in beer inventory levels to support the continuing growth within the Mexican beer portfolio. The increase in Wine and Spirits resulted primarily from (i)  a benefit from the timing of cash payments for the calendar 2016 U.S. grape harvest, (ii)  accounts receivable inflows from strong net sales in the fourth quarter of fiscal 2016 and (iii)  a benefit from the timing of receipt of distributor payments for Nine Months 2017.

Investing Activities

Net cash used in investing activities increased $321.4 million for Nine Months 2017. This increase resulted primarily from (i)  additional acquisitions for Nine Months 2017, including the April 2016 acquisition of Prisoner and the October 2016 acquisitions of High West and Charles Smith, as compared to the August 2015 acquisition of Meiomi, and (ii)  additional purchases of property plant and equipment for Nine Months 2017 driven largely by the Mexico Beer Expansion Projects.

In connection with the acquisition of the Obregon Brewery and the associated functioning brewery capacity, we have revised the construction timeline for the build of our Mexicali Brewery. We continue to expect the initial 5 million hectoliters of production capacity to be completed by calendar year-end 2019, with an extension for the construction of the additional 5 million hectoliters of production capacity to align with future growth. Additionally, as noted in the second quarter of fiscal 2017, the timing of certain spend associated with the Nava Brewery expansion activities has shifted slightly from Fiscal 2017 to Fiscal 2018. Accordingly, we currently plan to spend from $825 million to $925 million for capital expenditures for Fiscal 2017, including from $725 million to $825 million for the Beer segment associated primarily with the Mexico Beer Expansion Projects. In total, over the next five fiscal year periods, including Fiscal 2017, we expect to spend approximately $2.4 billion for capital expenditures associated with the Mexico Beer Expansion Projects. Upon completion, the total spend from fiscal 2014 through fiscal 2021 for the Mexico Beer Expansion Projects is estimated to approximate $3.9 billion.

Financing Activities

Net cash used in financing activities increased $268.6 million for Nine Months 2017 primarily from the following:

•	Nine Months 2017 principal payments of long-term debt driven largely by the repayment of the August 2006 Senior Notes of $700.0 million;

•	Nine Months 2017 share repurchases under the 2013 Authorization of $372.6 million; and

•
Nine Months 2017 excess tax benefits from stock-based payment awards of $112.2 million compared with $204.2 million for Nine Months 2016 due to decreased Nine Months 2017 employee equity award exercise activity;

partially offset by:

•
Nine Months 2017 proceeds from issuance of long-term debt of $700.0 million (used to refinance borrowings under our then-existing senior credit facility and accounts receivable securitization facilities, and for other general corporate purposes) and $400.0 million (used to finance the purchase price for the acquisitions of High West and Charles Smith, and for other general corporate purposes) from term loan borrowings under our senior credit facility;

•
Nine Months 2017 proceeds from issuance of long-term debt of C$275.0 million ($214.1 million at issuance) from term loan borrowings under the Canadian Credit Agreement (used for general corporate purposes); compared with

•
Nine Months 2016 proceeds from issuance of long-term debt of $200.0 million from term loan borrowings under our then-existing senior credit facility (used to fund a portion of the purchase price for the acquisition of Meiomi).

Debt

Total debt outstanding as of November 30, 2016, amounted to $8,631.6 million, an increase of $550.4 million from February 29, 2016. This increase was largely due to proceeds from the issuance of the European Term A-1 and European Term A-2 term loan borrowings under our senior credit facility, partially offset by the repayment of the August 2006 Senior Notes.

The majority of our outstanding borrowings as of November 30, 2016, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2017 to calendar 2025, and variable-rate senior secured term loan facilities under our 2016 Credit Agreement, with maturities ranging from calendar 2020 to calendar 2021.

We had the following borrowing capacity available under our 2016 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	November 30, 2016	December 31, 2016
(in millions)
Revolving Credit Facility	$913.3	$1,038.3
CBI Facility	$208.0	$202.0
Crown Facility	$150.0	$140.0

The financial institutions participating in our 2016 Credit Agreement and our accounts receivable securitization facilities have complied with all prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of November 30, 2016, we also have additional credit arrangements totaling $670.5 million, with $460.2 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations, as well as our glass production plant joint venture.

We have entered into various interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior secured term loan facilities. As a result of these hedges, we have fixed our interest rates on $250.0 million of our floating LIBOR rate debt at an average rate of 1.1% (exclusive of borrowing margins) through July 1, 2020.

We and our subsidiaries are subject to covenants that are contained in the 2016 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio, both as defined in the 2016 Credit Agreement. As of November 30, 2016, the minimum interest coverage ratio was 2.5x and the maximum net debt coverage ratio was 5.5x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of November 30, 2016, we were in compliance with all of our covenants under both our 2016 Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 11 of our consolidated financial statements included in our 2016 Annual Report and Note 7 of the Financial Statements included herein.

Common Stock Dividends

On January 4, 2017, our Board of Directors declared a quarterly cash dividend of $0.40 per share of Class A Common Stock, $0.36 per share of Class B Convertible Common Stock and $0.36 per share of Class 1 Common Stock payable on February 23, 2017, to stockholders of record of each class on February 9, 2017.

We currently expect to pay quarterly cash dividends on our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of our 2016 Annual Report.

Share Repurchase Programs

Our Board of Directors have authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2013 Authorization and the repurchase of up to an additional $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2017 Authorization. Shares repurchased under these authorizations have become treasury shares.

As of January 5, 2017, total shares repurchased under these authorizations are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2013 Authorization	$1,000.0	$1,000.0	18,670,632
2017 Authorization	$1,000.0	$153.1	994,142

Share repurchases under the 2017 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares will become treasury shares.

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future financial position, expected effective tax rate, prospects, plans and objectives of management, including the duration of reinvestment of earnings of certain foreign subsidiaries, (ii)  information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes and other government rules and regulations, (iii)  timing and source of funds for operating activities, (iv)  the manner, timing and duration of the share repurchase program and source of funds for share repurchases, and (v)  the amount and timing of future dividends, (II)  the statements regarding our Mexicali Brewery construction, Obregon Brewery optimization and the expansions of our Nava Brewery and our glass production plant, including anticipated costs and timeframes for completion, and (III)  the statements regarding (i)  the Canadian Divestiture and (ii)  the Obregon Brewery acquisition are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount, manner and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the acquisition of the beer business, Mexicali Brewery construction, Obregon Brewery acquisition and optimization and Nava Brewery and glass production plant expansions, and other factors as determined by management from time to time, (iii)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (iv)  the actual net gain realized and income taxes paid in connection with the Canadian Divestiture may vary from management’s preliminary estimates and (v)  the timeframe and actual costs associated with the Mexicali Brewery construction, Obregon Brewery optimization and the expansions of our Nava Brewery and our glass production plant may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required permits and regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2016 Annual Report.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or joint venture investments outside the U.S. As of November 30, 2016, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar and euro. Approximately 85% of our balance sheet exposures and forecasted transactional exposures for the remaining three months of fiscal 2017 were hedged as of November 30, 2016.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2016, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, heating oil, corn, natural gas and aluminum prices. Approximately 80% of our forecasted transactional exposures for the remaining three months of fiscal 2017 were hedged as of November 30, 2016.

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

	Aggregate Notional Value		Fair Value, Net Liability		Increase in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
(in millions)
Foreign currency contracts	$2,502.8	$1,573.6	$87.7	$37.0	$30.2	$62.2
Commodity derivative contracts	$168.7	$213.6	$11.0	$40.9	$13.5	$15.3

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of November 30, 2016, and November 30, 2015, we had outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on $250.0 million and $500.0 million, respectively, of our floating LIBOR rate debt. In addition, as of November 30, 2015, we had outstanding offsetting undesignated interest rate swap agreements. We had no offsetting undesignated interest rate swap agreements outstanding as of November 30, 2016.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
(in millions)
Fixed interest rate debt	$4,101.1	$4,409.4	$(4,320.2)	$(4,570.4)	$(187.1)	$(185.6)
Variable interest rate debt	$4,580.3	$2,994.3	$(4,416.8)	$(2,574.6)	$(133.7)	$(99.5)
Interest rate swap contracts	$250.0	$1,500.0	$3.2	$(11.4)	$8.1	$(2.6)

For additional discussion on our market risk, refer to Notes 3 and 4 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, an action had been filed by private parties against the Company, Anheuser-Busch InBev SA/NV (“ABI”), and Grupo Modelo, S.A.B. de C.V. (“Modelo”) alleging certain antitrust claims and seeking to enjoin the proposed transaction between ABI and Modelo. On June 4, 2013, the United States District Court of the Northern District of California (“Northern District”) denied Plaintiffs’ Motion for a Temporary Restraining Order and the transaction between ABI and Modelo was consummated on June 7, 2013. Plaintiffs’ Second Amended and Supplemental Complaint was filed June 25, 2013, and dismissed by the Northern District on September 13, 2013, and the district judge denied Plaintiffs’ other procedural motions. Plaintiffs filed their Motion for Relief from Judgment Pursuant to Fed. R. Civ. P. 59(e) or 60(b), or in the alternative, Rule 60(d) on November 11, 2013 and the Motion was denied by the Northern District on January 24, 2014. Plaintiffs filed a Notice of Appeal on February 21, 2014. Plaintiffs, now Appellants, filed their opening brief on August 29, 2014, and the Company and ABI/Modelo filed their answering briefs on October 29, 2014. Appellants’ reply brief was filed January 21, 2015. Oral argument was conducted before the United States Court of Appeals for the Ninth Circuit on March 15, 2016. On April 4, 2016, the Ninth Circuit affirmed the Northern District’s dismissal of the Complaint without leave to amend and affirmed that the Northern District was within its discretion to deny Plaintiffs’ motion. As previously reported in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended May 31, 2016 and August 31, 2016, Appellants filed on May 4, 2016, their petition for rehearing with a suggestion for rehearing en banc. On June 1, 2016, the Ninth Circuit denied Appellants’ petition for a rehearing and rejected the suggestion for rehearing en banc. On August 30, 2016, Appellants petitioned the Supreme Court of the United States (the “U.S. Supreme Court”) for a Writ of Certiorari, which the U.S. Supreme Court denied on October 3, 2016. Consequently, the decision of the Ninth Circuit, affirming the Northern District’s dismissal of the Complaint, remains unchanged.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (4)
September 1 – 30, 2016	119,657	$164.50	119,657	$644,366,145	(2)
October 1 – 31, 2016	54,757	$166.11	54,757	$635,270,719	(2)
November 1 – 30, 2016	2,203,279	$153.59	2,203,279	$296,879,266	(3)
Total	2,377,693	$154.42	2,377,693

(1)
In April 2012, our Board of Directors authorized the repurchase of up to an aggregate amount of $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2013 Authorization. The Board of Directors did not specify a date upon which the 2013 Authorization would expire.

(2)	Repurchases made September 1, 2016, through October 7, 2016, were made pursuant to a Rule 10b5-1 trading plan.

(3)
Subsequent to November 30, 2016, we utilized the remaining $296.9 million available under the 2013 Authorization to repurchase 1,988,311 shares of Class A Common Stock at an average cost of $149.31 per share, through open market transactions, thereby completing the 2013 Authorization. All repurchases made subsequent to November 30, 2016, were made pursuant to a Rule 10b5-1 trading plan.

(4)
In November 2016, our Board of Directors authorized the repurchase of up to an aggregate amount of $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2017 Authorization. The Board of Directors did not specify a date upon which the 2017 Authorization would expire. Subsequent to November 30, 2016, we repurchased 994,142 shares of Class A Common Stock pursuant to the 2017 Authorization at an aggregate cost of $153.1 million, or an average cost of $154.02 per share, through open market transactions. All repurchases made subsequent to November 30, 2016, were made pursuant to a Rule 10b5-1 trading plan.

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

CONSTELLATION BRANDS, INC.

Date:	January 5, 2017	By:	/s/ Lisa M. Schnorr
Lisa M. Schnorr, Senior Vice President and Controller

Date:	January 5, 2017	By:	/s/ David Klein
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

3.3	Amended and Restated By-Laws of the Company, amended as of October 4, 2016 (filed herewith).

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

4.27
Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors and Manufacturers and Traders Trust Company, as Trustee, (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 6, 2016, filed December 6, 2016 and incorporated herein by reference).

4.28
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

4.29
Restatement Agreement, dated as of October 13, 2016, by and among the Company, CIH International S.à r.l., CIH Holdings S.à r.l., CB International Finance S.à r.l., CI Cerveza S.à r.l., the Guarantors, Bank of America, N.A., as administrative agent, and the Lenders thereto, including the Fifth Amended and Restated Credit Agreement dated as of October 13, 2016, by and among the Company, CIH International S.à r.l., CIH Holdings S.à r.l., CB International Finance S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2016, filed October 18, 2016 and incorporated herein by reference).

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

10.8
Amended and Restated Cross-Guarantee Agreement, dated as of October 13, 2016, by and among CIH International S.à r.l., CIH Holdings S.à r.l., CB International Finance S.à r.l., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2016, filed October 18, 2016 and incorporated herein by reference).

10.9
Second Amendment to Interim Supply Agreement dated as of September 20, 2016, by and between CIH International S.à r.l., as successor by assignment to Crown Imports LLC and Grupo Modelo, S. de R.L. de C.V., as successor to Grupo Modelo, S.A.B. de C.V. (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 and incorporated herein by reference). +

10.10
Retention Bonus Agreement dated November 24, 2016 between Constellation Brands Canada, Inc. and John A. (Jay) Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2016, filed November 28, 2016 and incorporated herein by reference). *

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2016 and February 29, 2016, (ii) Consolidated Statements of Comprehensive Income for the nine months and three months ended November 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

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