Form 10-K
period 2017-02-28
CONSTELLATION BRANDS, INC.
filed 2017-04-27
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $28,045,135,841.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 21, 2017, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	171,447,198
Class B Common Stock, par value $.01 per share	23,345,727
Class 1 Common Stock, par value $.01 per share	7,720

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 18, 2017 is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation (I)  the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future operations, future financial position, expected effective tax rates and anticipated tax liabilities, prospects, plans and objectives of management, including the duration of reinvestment of earnings of certain foreign subsidiaries, (ii)  information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes and other governmental rules and regulations, (iii)  information concerning the future expected balance of supply and demand for our products, (iv)  timing and source of funds for operating activities, (v) the manner, timing and duration of the share repurchase program and source of funds for share repurchases, and (vi) the amount and timing of future dividends, (II)  the statements regarding our beer operations expansion activities, including Mexicali Brewery construction, Obregon Brewery optimization, and the expansions of the Nava Brewery and glass plant, including anticipated costs and timeframes for completion and (III) the projections regarding the Canadian Divestiture and the Obregon Brewery acquisition are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for our products will vary from current expectations due to, among other reasons, actual raw material supply, actual shipments to distributors and actual consumer demand, (ii)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (iii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the beer operations expansion activities, and other factors as determined by management from time to time, (iv)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (v)  the timeframe and actual costs associated with the beer operations expansion activities may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required regulatory approvals by the expected dates and on the expected terms and other factors as determined by management, and (vi) the actual net gain realized and income taxes paid in connection with the Canadian Divestiture may vary from management’s estimates. Additional important factors that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. All references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes consistent with the Company’s method of classification. All references to “Fiscal 2017,” “Fiscal 2016” and “Fiscal 2015” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2018” refer to our fiscal year ending February 28, 2018. All references to “$” are to U.S. dollars and all references to “C$” are to Canadian dollars. Unless otherwise defined herein, refer to the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for the definition of capitalized terms used herein.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2016 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beer Marketers Insights; Beverage Information Group; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); IRI; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

PART I

Item 1. Business.

Introduction

We are an international producer and marketer of beer, wine and spirits with operations in the U.S., Mexico, New Zealand, Italy and Canada and more than 100 brands in our portfolio. In the U.S., we are the largest multi-category supplier (beer, wine and spirits) (“Multi-category Supplier”) of beverage alcohol. We are the third-largest beer company in the U.S. market and the world’s leading premium wine company. Many of our products are recognized as leaders in their respective categories. This, combined with our strong market positions, makes us a supplier of choice to many of our customers, who include wholesale distributors, retailers and on-premise locations.

Our vision is to elevate life with every glass raised and our mission is to build brands that people love. We are committed to brand building, our trade partners, the environment, our investors and to consumers around the world who choose our products when celebrating big moments or enjoying quiet ones.

Our key values are:

•	people;

•	customer focus;

•	entrepreneurship;

•	quality; and

•	integrity.

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. We have approximately 8,700 employees located primarily in the U.S. and Mexico, with our corporate headquarters located in Victor, New York. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Strategy

Our overall strategy is to sustain profitable growth and build shareholder value. We position our portfolio to benefit from industry premiumization trends, which we believe will continue to result in faster growth rates in the high-end of the beer, wine and spirits categories.

Certain key U.S. industry trends include:

•	high-end beer (led by imported and craft) growing faster than total beer;

•	growth in U.S. per capita consumption of wine and spirits and volume of premium and above wine and spirits growing faster than value-priced wine and spirits; and

•	consolidation of suppliers, wholesalers and retailers.

To capitalize on these trends, become more competitive and grow our business, we have generally employed a strategy focused on a combination of organic growth and acquisitions, with an increasing focus on the higher-growth, higher-margin premium and above categories of the beverage alcohol industry. Key elements of our strategy include:

•	leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio and cross promotional opportunities;

•	strengthening relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;

•	investing in brand building activities;

•	positioning ourselves for success with consumer-led innovation capabilities;

•	realizing operating efficiencies through expanding and enhancing production capabilities and maximizing asset utilization; and

•	developing employees to enhance performance in the marketplace.

In the beer business, we completed the Beer Business Acquisition in June 2013, which solidified our position in the U.S. beer market over the long-term; diversified our profit base and enhanced our margins, results of operations and operating cash flow; and provided new avenues for growth. Since completing this transformational acquisition, we have made capital investments and acquisitions to increase beer production capacity to secure independence from a supply standpoint and to support the growth of the business. We enhanced our position in the high-end beer segment with the acquisition of Ballast Point, a highly-awarded craft brewer, which provided us with a high-growth premium platform to compete in the growing, emerging national craft beer category.

In our wine and spirits business, we have acquired higher-growth, higher-margin premium and above wine brands including Meiomi, Prisoner and Charles Smith wine brands, and divested the lower-margin Canadian wine business, as part of our efforts to increase our mix of premium and above brands, improve margins and create operating efficiencies. In addition, we have added high-growth, high-end brands to our spirits portfolio through the acquisitions of Casa Noble and High West.

For further information on our strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K (“MD&A”).

Acquisitions, Investments and Divestitures

As part of our strategy to improve margins, enhance production capabilities and keep an increased focus on the higher-growth, higher-margin premium and above categories of the beverage alcohol industry, we have completed the following acquisitions, investments and divestitures:

Transaction	Date	Strategic Contribution
Beer Segment
Obregon Brewery acquisition	December 2016
Provided immediate functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio and flexibility for future innovation initiatives; enabled us to become fully independent from an interim supply agreement with Modelo.

Ballast Point acquisition	December 2015	Provided a high-growth premium platform to compete in the growing, emerging national craft beer category; further strengthened our position in the high-end of the U.S. beer market.
Glass production plant acquisition through joint venture with Owens-Illinois	December 2014	State-of-the-art glass production plant located adjacent to our Nava Brewery in Mexico; solidified our long-term glass sourcing strategy under favorable terms.
Beer Business Acquisition	June 2013
Provided complete, independent control of our U.S. commercial beer business, the state-of-the-art Nava Brewery and the exclusive perpetual brand rights to import, market and sell Corona and certain other Mexican beer brands in the U.S. market; solidified our position in the U.S. beer market for the long term; made us the third-largest brewer and seller of beer for the U.S. market; combined with our strong position in wine and spirits, solidified us as the largest Multi-category Supplier of beverage alcohol in the U.S.

Wine and Spirits Segment
Canadian Divestiture	December 2016	Divestiture of the lower-margin Canadian wine business.
Charles Smith acquisition	October 2016	Collection of five fast-growing, high-quality super and ultra-premium Washington State wine brands; strong consumer affinity and demand.
High West acquisition	October 2016	Portfolio of distinctive, award-winning, fast-growing and high-end craft whiskeys and other select spirits.
Prisoner acquisition	April 2016	Portfolio of five fast-growing, higher-margin, super-luxury wine brands; strengthened our position in the super-luxury wine category.
Meiomi acquisition	August 2015	Higher-margin, luxury growth brand; further strengthened our position in the U.S. pinot noir category.
Casa Noble acquisition	September 2014
Fast-growing, higher-margin, super-premium tequila business; complements our Mexican beer portfolio; further strengthened both our on and off-premise presence as tequila and Mexican beer share similar target consumers and drinking occasions.

For further information about our Fiscal 2017, Fiscal 2016 and Fiscal 2015 transactions, refer to (i)  MD&A and (ii)  Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K (“Notes to the Financial Statements”).

Business Segments

We report our operating results in three segments: (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting. We report net sales in two reportable segments, as follows:

	For the Year Ended February 28, 2017	% of Net Sales	For the Year Ended February 29, 2016	% of Net Sales	For the Year Ended February 28, 2015	% of Net Sales
(in millions)
Beer	$4,229.3	57.7%	$3,622.6	55.3%	$3,188.6	52.9%
Wine and Spirits:
Wine	2,739.3	37.4%	2,591.4	39.6%	2,523.4	41.9%
Spirits	362.9	4.9%	334.4	5.1%	316.0	5.2%
Total Wine and Spirits	3,102.2	42.3%	2,925.8	44.7%	2,839.4	47.1%
Consolidated Net Sales	$7,331.5		$6,548.4		$6,028.0

Beer Segment

We are the leader in the high-end segment of the U.S. beer market. We sell a number of brands in the import and craft beer categories.

Within the imported beer category, we have the exclusive right to import, market and sell these Mexican beer brands in all 50 states of the U.S.:

•	Corona Extra

•	Corona Light

•	Modelo Especial

•	Modelo Negra

•	Modelo Chelada

•	Pacifico

•	Victoria

In the U.S., we are the leading imported beer company and have six of the 15 top-selling imported beer brands. Corona Extra is the best-selling imported beer and the fifth best-selling beer overall in the U.S.; Corona Light is the leading imported light beer; and Modelo Especial is the second-largest and the fastest-growing major imported beer brand. During Fiscal 2017, we unified the Modelo brands under the Casa Modelo brand family as part of our effort to drive more effective cross promotion and establish a platform for future product innovation. Additionally, we are continuing efforts focused on increasing sales penetration of products in can and draft package formats.

Our craft beer products are primarily sold under the Ballast Point brand, which is one of the fastest-growing major craft brands in the U.S. beer market. Ballast Point produces more than 40 different styles of beer, led by its popular Sculpin IPA.

Since the Beer Business Acquisition, we have expanded our Nava Brewery from 10 million to 25 million hectoliters production capacity, with additional production capacity expansion activities underway. In addition, we are constructing a new, state-of-the-art brewery in Mexicali, Baja California, Mexico (the “Mexicali Brewery”),

located near California, which is our largest beer market in the U.S., and we are investing in optimization to increase the output from our Obregon Brewery, which we acquired in December 2016. Expansion, construction and optimization efforts continue under our Mexico Beer Expansion Projects to align with our anticipated future growth expectations.

Total spend related to the Mexico Beer Expansion Projects is estimated to be approximately $3.9 billion through fiscal 2021. In total, we have invested approximately $2.1 billion for the Mexico Beer Expansion Projects, with approximately $700 million during Fiscal 2017. The majority of the remaining investment is expected to occur primarily during the next three fiscal year periods.

Prior to the Beer Business Acquisition, we and Modelo, indirectly, each had an equal interest in Crown Imports, which had the exclusive right to import, market and sell the Mexican Beer Brands.

Wine and Spirits Segment

We are the world’s leading premium wine company. We sell a large number of wine brands across all categories - table wine, sparkling wine and dessert wine - and across all price points - popular, premium and luxury categories, primarily within the $5 to $25 price range at U.S. retail - and we have a leading market position in the U.S. Our wine portfolio is supported by grapes purchased from independent growers, primarily in the U.S. and New Zealand, and vineyard holdings in the U.S., New Zealand and Italy.

Our wine produced in the U.S., New Zealand and Italy is primarily marketed in the U.S. In addition, we export our wine products to Canada and other major world markets.

In our spirits business, SVEDKA Vodka is imported from Sweden and is the largest imported vodka brand in the U.S. Black Velvet Canadian Whisky is the second-largest Canadian whisky brand in the U.S. Our high-end spirits brands include Casa Noble tequila and High West craft whiskeys.

In the U.S., we sell 18 of the 100 top-selling table wine brands and are the leading premium wine company. Some of our well-known wine and spirits brands sold in the U.S., which comprised our Fiscal 2017 U.S. Focus Brands (“Focus Brands”), included:

Wine Brands			Spirits Brands
Black Box	Mark West	Saved	SVEDKA Vodka
Clos du Bois	Meiomi	Simi
Estancia	Mount Veeder	The Dreaming Tree
Franciscan Estate	Nobilo	The Prisoner
Inniskillin	Robert Mondavi	Wild Horse
Kim Crawford	Ruffino

We dedicate a large share of sales and marketing resources to our Focus Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories.

We have been increasing resources in support of product innovation as we believe this is one of the key drivers of overall beverage alcohol category growth. In wine, we have launched varietal line extensions behind many of our Focus Brands and introduced newer brands like Ravage, 7 Moons and Cooper & Thief. In spirits, we have been introducing flavor extensions for SVEDKA Vodka and Paul Masson Brandy.

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

In the U.S., our products are primarily distributed by wholesale distributors, with separate distribution networks utilized for (i)  our beer portfolio and (ii)  our wine and spirits portfolio, as well as state alcohol beverage control agencies. As is the case with all other beverage alcohol companies, products sold through these agencies are subject to obtaining and maintaining listings to sell our products in that agency’s state. State governments can affect prices paid by consumers of our products through the imposition of taxes or, in states in which the government acts as the distributor of our products through an alcohol beverage control agency, by directly setting the retail prices.

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

Within the Beer segment, we have an exclusive sub-license to use trademarks related to our Mexican beer brands in the U.S. This sub-license agreement is perpetual. Prior to the Beer Business Acquisition, Crown Imports had exclusive importation agreements with the suppliers of certain imported beer products and had an exclusive renewable sub-license to use certain trademarks related to the imported beer brands in the U.S.

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

Beer	Anheuser-Busch InBev, Molson Coors, Heineken, Pabst Brewing Company, The Boston Beer Company

Wine	E&J Gallo Winery, The Wine Group, Trinchero Family Estates, Treasury Wine Estates, Ste. Michelle Wine Estates, Deutsch Family Wine & Spirits, Jackson Family Wines

Spirits	Diageo, Beam Suntory, Brown-Forman, Sazerac Company, Pernod Ricard

Production

For Fiscal 2017, approximately 80% of our Mexican Beer Brands requirements were produced by our Nava Brewery, which is located in Mexico, approximately 10 miles from the Texas border. The current capacity of the Nava Brewery is 25 million hectoliters. We intend to expand the Nava Brewery’s capacity to 27.5 million hectoliters production capacity. Additionally, the construction of the Mexicali Brewery, which will also be located in Mexico, approximately 10 miles from the California border, will initially be built to provide 5 million hectoliters production capacity with the ability to scale to 20 million hectoliters production capacity in the future.

Previously, to meet our beer supply requirements above the original 10 million hectoliter Nava Brewery production capacity, we entered into a three-year interim supply agreement with Modelo in June 2013. This agreement was initially extended for one additional year to June 2017. However, the purchase of the Obregon Brewery enabled us to become fully independent from this interim supply agreement, which was terminated at the time of this acquisition.

We currently operate five facilities in the greater San Diego, California area for the production of our Ballast Point brand, including Miramar, which serves as the primary production site for the brand. This facility was built in 2014 and may be expanded to accommodate future growth. Additionally, we are building a Ballast Point brewery in Daleville, Virginia.

In the U.S., we operate 18 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. We also operate four wineries in New Zealand and five wineries in Italy. Grapes are crushed at most of our wineries and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Wine inventories are usually at their highest levels in September through November in the U.S. and Italy, and in March through May in New Zealand.

Our Canadian whisky requirements are produced and aged at our Canadian distillery in Lethbridge, Alberta. We currently operate two facilities in the U.S. for the production of our High West whiskey brand. The requirements for grains and bulk spirits used in the production of our spirits are purchased from various suppliers.

Certain of our wines and spirits must be aged for more than one year up to multiple years. Therefore, our inventories of wines and spirits may be larger in relation to sales and total assets than in many other businesses.

Sources and Availability of Production Materials

The principal components in the production of our craft and Mexican beer brands include water; agricultural products, such as yeast and grains; and packaging materials, which include glass, aluminum and cardboard.

For our Mexican beer brands, packaging materials represent the largest cost component of production, with glass bottles representing the largest cost component of our packaging materials. In Fiscal 2017, the package format mix of our Mexican beer volume sold in the U.S. was 72% glass bottles, 26% aluminum cans and 2% in stainless steel kegs.

The Nava Brewery and the Obregon Brewery receive water originating from aquifers. We believe we have adequate access to water to support the breweries’ on-going requirements, as well as future requirements after the completion of planned expansion and optimization activities.

As part of our efforts to solidify our beer glass sourcing strategy over the long-term, we formed an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer. The joint venture acquired a state-of-the-art glass production plant that is located adjacent to our Nava Brewery in Mexico, in December 2014. The glass plant currently has two operational glass furnaces and the joint venture intends to increase it to four furnaces by early calendar 2018. When fully operational with four furnaces, the glass plant is expected to supply approximately 50% of our glass requirements for the Nava Brewery. We also have long-term glass supply agreements with other glass producers.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).

Most of our annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S. and Italy, and begins in February and runs through May in New Zealand. We receive grapes from approximately 950 independent growers in the U.S. and approximately 125 independent growers located primarily in New Zealand. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is generally based on then-current market prices.

As of February 28, 2017, we owned or leased approximately 20,900 acres of land and vineyards, either fully bearing or under development, primarily in the U.S., New Zealand and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of certain of our higher-end wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

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

We utilize glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of our wine and spirits products. After grape purchases, glass bottle costs are the largest component of our cost of product sold. In the U.S., the glass bottle industry is highly concentrated with only a small number of producers. We have traditionally obtained, and continue to obtain, our glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of our glass container requirements for our U.S. operations. We have been able to satisfy our requirements with respect to the foregoing and consider our sources of supply to be adequate at this time.

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

Employees

As of February 28, 2017, we had approximately 8,700 employees. Approximately 4,600 employees were in the U.S. and approximately 4,100 employees were outside of the U.S., primarily in Mexico. We may employ additional workers during the grape crushing seasons. Approximately 22% of our employees are covered by collective bargaining agreements. Collective bargaining agreements expiring within one year cover approximately 3% of our employees. We consider our employee relations generally to be good.

Executive Officers of the Company

Information with respect to our current executive officers is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	66	Chairman of the Board
Robert Sands	58	President and Chief Executive Officer
William F. Hackett	65	Executive Vice President and Chairman, Beer Division
F. Paul Hetterich	54	Executive Vice President and President, Beer Division
Thomas M. Kane	56	Executive Vice President and Chief Human Resources Officer
David Klein	53	Executive Vice President and Chief Financial Officer
Thomas J. Mullin	65	Executive Vice President and General Counsel
William A. Newlands	58	Executive Vice President and Chief Operating Officer
Christopher Stenzel	49	Executive Vice President and President, Wine & Spirits Division

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

David Klein has been the Company’s Executive Vice President and Chief Financial Officer since June 2015. Prior to that, Mr. Klein served as the Company’s Senior Vice President Finance, Beer Division, having held that position from May 2014 until June 2015. He served as the Company’s Senior Vice President and Treasurer from April 2009 to July 2014 and assumed the additional responsibilities of Controller in October 2013, also serving in that role to July 2014. From March 2007 to March 2009 Mr. Klein served as chief financial officer for the Company’s former United Kingdom operations. Mr. Klein joined the Company in 2004 as Vice President of Business Development.

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

William A. Newlands has been an Executive Vice President of the Company since he joined in January 2015 and has been the Company’s Chief Operating Officer since January 2017. From January 2016 to January 2017 he performed the role of President, Wine & Spirits Division and from January 2015 through January 2016 he performed the role of Chief Growth Officer. Mr. Newlands served from October 2011 until August 2014 as Senior Vice President and President, North America of Beam Inc., as Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011 and as Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010. Beam Inc., a producer and seller of branded distilled spirits products, merged with a subsidiary of Suntory Holding Limited, a Japanese company, in 2014. Prior to October 2011, Beam Global Spirits & Wine, Inc. was the spirits operating segment of Fortune Brands, Inc., which was a leading consumer products company that made and sold branded consumer products worldwide in the distilled spirits, home and security, and golf markets.

Christopher Stenzel has been the Company’s Executive Vice President and President, Wine & Spirits Division since January 2017. Prior to that, Mr. Stenzel was Senior Vice President of Finance in the Company’s Beer Division, having performed that role from July 2015 through January 2017, and was the Company’s Senior Vice President, Treasurer and Controller from July 2014 through July 2015. Mr. Stenzel joined the Company with the Company’s acquisition of Beam Wine Estates, Inc. in December 2007, serving as a Senior Vice President of Finance in the Company’s Wine Division until July 2014. Before that, he held various financial positions of increasing responsibility with other beverage alcohol companies.

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

International operations, currency rate fluctuations, interest rate fluctuations and geopolitical uncertainty

Our products are produced and sold in numerous countries throughout the world, we have employees in various countries throughout the world and we have production facilities currently in the U.S., Mexico, New Zealand, Italy and Canada.

Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and results of operations, include:

•	changes in local political, economic, social and labor conditions;

•	potential disruption from socio-economic violence, including terrorism and drug-related violence;

•	restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;

•	changes in laws, governmental regulations and policies in the U.S. and in many countries outside the U.S., including changes in tax laws and regulations;

•	import and export requirements;

•	currency exchange rate fluctuations;

•	a less developed and less certain legal and regulatory environment in some countries, which among other things can create uncertainty with regard to liability issues;

•	laws regarding the enforcement of contract and intellectual property rights;

•	inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act; and

•	other challenges caused by distance, language and cultural differences.

Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these factors and other matters generally affecting U.S. companies with international operations. Although we have implemented policies and procedures designed to ensure compliance with U.S. and foreign laws and regulations, including anti-corruption and privacy laws and regulations, there can be no assurance that our employees, business partners or agents will not violate our policies or take action determined to be in violation of the law. Any determination that our operations or activities did not comply with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.

We are also exposed to risks associated with currency fluctuations and risks associated with interest rate fluctuations. Currency exchange rates between the U.S. dollar and foreign currencies in the markets in which we do business have fluctuated in recent years and are likely to continue to do so in the future. We manage our exposure to foreign currency and interest rate risks utilizing derivative instruments and other means to reduce those risks. We could experience changes in our ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks. We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems or intergovernmental disputes. These currency, economic and political uncertainties may have a material adverse effect on our results of operations and financial condition, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers and distributors, affect our international operations.

Competition

We are in a highly competitive industry and the dollar amount and unit volume of our sales could be negatively affected by numerous factors including:

•	our inability to maintain or increase prices, particularly in our beer business;

•	new entrants in our market or categories;

•	a general decline in beverage alcohol consumption; or

•	the decision of wholesalers, retailers or consumers to purchase a competitor’s product instead of ours.

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

Dependence on sales of our Mexican beer brands

Sales of our Mexican beer brands in the U.S. are a significant portion of our business. Accordingly, a decline in the growth rate, amount or profitability of our sales of the Mexican beer brands in the U.S. could adversely affect our business. Further, consumer preferences and tastes may shift away from the Mexican beer brands, the categories in which they compete, or beer generally due to, among other reasons, changing taste preferences, demographics or perceived value. Consequently, any material shift in consumer preferences and taste away from the Mexican beer brands, or from the categories in which they compete, could have a material adverse effect on our business, our financial condition and results of operations.

Supply of Mexican beer brands

In order to fulfill our current and projected Mexican beer brands product requirements, we are currently dependent on our Nava Brewery located in Nava, Coahuila, Mexico and our Obregon Brewery located in Obregon, Sonora, Mexico. Although we are in the process of optimizing our Obregon Brewery and constructing an additional brewery in Mexicali, Baja California, Mexico, our Nava Brewery and our Obregon Brewery are currently our sole source of supply for our Mexican beer brands. The Nava Brewery currently has the capacity to fill approximately 80% of our current product requirements with the balance able to be filled by our Obregon Brewery.

Our supply of Mexican beer brands is also dependent upon an adequate supply of glass bottles. We formed the Mexican glass plant joint venture which acquired and is expanding the glass plant adjacent to our Nava Brewery in order to increase bottle output to support increased production at our Nava Brewery.

We may not be able to satisfy all of our product supply requirements for the Mexican beer brands in the event of a significant partial destruction or the total destruction of the Nava Brewery or the Obregon Brewery. Also, if the contemplated Nava Brewery and glass plant expansions, Obregon Brewery optimization and Mexicali Brewery construction activities are not completed by their targeted completion dates, we may not be able to produce sufficient Mexican beer brands to satisfy our needs. Under such circumstances, we may be unable to obtain Mexican beer brands at a reasonable price from another source, if at all. A significant disruption at our Nava Brewery or our Obregon Brewery, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more or may take a significant time to start production, any of which could negatively affect our business and financial performance. Similarly, although we have additional sources of supply of glass bottles, a significant partial destruction or the total destruction of the Mexican glass plant or the failure of the joint venture to complete the glass plant expansion could impair our ability to bottle and ship our Mexican beer products to market. Additionally, our general insurance policies may not cover certain types of catastrophes that might affect our supply of the Mexican beer brands. A major uninsured catastrophe could result in significant unrecoverable losses.

Expansion issues, construction issues and operational disruptions

We are currently expanding our Nava Brewery, optimizing our Obregon Brewery and constructing our Mexicali Brewery and our joint venture with Owens-Illinois is expanding the glass plant. While these multi-million dollar expansion and construction activities are progressing consistent with our plans, there is always the potential risk of completion delays and cost overruns.

Expansion and optimization of current production facilities and construction of new production facilities are subject to various regulatory and developmental risks, including but not limited to: (i)  our ability to obtain timely certificate authorizations, necessary approvals and permits from regulatory agencies and on terms that are acceptable to us; (ii)  potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; (iii)  inability to acquire rights-of-way or land or water rights on a timely basis on terms that are acceptable to us; and (iv)  inability to acquire the necessary energy supplies, including electricity, natural gas and diesel fuel. Any of these events could delay the expansion, construction or optimization of our production facilities.

Many of our production facilities, such as our breweries, wineries, distilleries and the glass plant are asset intensive. Our profitability could be affected by operational disruption of any of our production or bottling lines or the glass furnace. In such event we may experience an adverse effect to our business operations and profitability due to higher maintenance charges, unexpected capital spending or product supply constraints.

Supply of quality water, agricultural and other raw materials, certain raw materials and packaging materials purchased under short-term supply contracts, limited group of suppliers of glass bottles

The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of our breweries, our wineries and our distilleries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields.

We have substantial wine operations in the state of California. Although certain areas in California have recently experienced flooding, the state had endured an extended period of drought and instituted restrictions on water usage. While we have undertaken a number of water saving initiatives and we currently believe we have sufficient water available for our California vineyards and wineries, a recurrence of severe drought conditions in California could have an adverse effect upon those operations, which effect could become more significant depending upon actual future drought conditions. Our Nava Brewery and the glass plant receive water originating from a mountain aquifer. Our Obregon Brewery receives its allocation of water originating from an aquifer and we expect our Mexicali Brewery will receive an allocation of water originating from an aquifer. Although we anticipate our breweries and the glass plant will receive water adequate to support their on-going requirements, including as a result of the anticipated optimization and expansions, there is no guarantee that the water available to them, our expectations as to the source of water, methods of water delivery, or their water requirements will not change materially in the future.

Growing agricultural raw materials also requires adequate water supplies. If water available to our operations or the operations of our suppliers becomes scarcer or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our business and financial performance. Even if quality water is widely available, including to our breweries, our wineries, our distilleries and our vineyards, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of our production facilities and vineyards. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, which could lead to a shortage of our product supply. Any of these factors could have a material and adverse effect on our financial condition and results of operations.

Our breweries, the glass plant, our wineries and our distilleries also use a large volume of agricultural and other raw materials to produce their products. As to the Nava Brewery and the Obregon Brewery, these include corn starch, malt, hops and water; the glass plant uses large amounts of soda ash and silica sand; the Ballast Point breweries use large amounts of malt, hops, yeast and water, as well as corn sugars, spices and fruits; the wineries use large amounts of grapes and water; and the distilleries use large amounts of grain and water. Our breweries, our wineries and our distilleries all use large amounts of various packaging materials, including glass, aluminum, cardboard and other paper products. Our production facilities, including the glass plant, also use a significant amount of energy in their operations, including electricity, natural gas and diesel fuel. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply and price of raw materials, packaging materials and energy can be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices), droughts and other weather conditions, economic factors affecting growth decisions, inflation, plant diseases and theft. To the extent any of the foregoing factors, including supply of goods and energy, affect the prices of ingredients or packaging or we do not effectively or completely hedge changes in commodity price risks, or are unable to recoup costs through increases in the price of our finished products, our financial condition and results of operations could be materially and adversely impacted.

Glass bottle costs are one of our largest components of cost of product sold. We currently have a small number of suppliers of glass bottles for our Mexican beer brands. In the U.S., glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our U.S. wine and spirits operations and a different supplier supplies our glass bottles for our craft beer. The inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our business.

Catastrophic loss to wineries, production facilities or distribution systems

Throughout the years, we have consolidated several of our winery and production facility operations. Approximately 80% of our total annual wine and spirits product volume is produced in the U.S., and three of our largest wineries are the Woodbridge Winery in Acampo, CA, the Canandaigua Winery in Canandaigua, NY, and the Mission Bell Winery in Madera, CA. These three facilities produce approximately 40.6 million cases (or approximately 75% of our U.S. production) which is approximately 60% of the total annual Constellation wine and spirits product volume globally. Currently, our entire Mexican beer brands product supply is produced at our breweries in Nava, Coahuila, Mexico and Obregon, Sonora, Mexico.

Additionally, many of our vineyards and production and distribution facilities, such as our California wineries, our Lodi Distribution Center in Lodi, CA, certain of our Ballast Point operations, and our planned Mexicali Brewery are located in areas which are prone to seismic activity. If any of these vineyards and facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, since we have consolidated certain of our operations and various production and distribution facilities, we are more likely to experience an interruption of our operations in the event of a catastrophic event in any one location, such as through acts of war or terrorism, fires, floods, earthquakes, hurricanes or other natural or man-made disasters. Although we carry insurance for property damage and business interruption, certain catastrophes are not covered by our insurance policies as we believe this to be a prudent financial decision. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain insurance. If our insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at greater risk that we may experience an adverse impact to our financial results. We take steps to minimize the damage that would be caused by a catastrophic event, but there is no certainty that our efforts would prove successful. If one or more significant uninsured events occur, we could suffer a major financial loss.

Changes to international trade agreements and tariffs, changes to accounting standards, elections or assertions, changes to tax laws, changes to import and excise duties or other taxes or other governmental rules and regulations, including significant additional labeling or warning requirements or limitations in the marketing or sale of our products, and accounting for tax positions and the resolution of tax disputes

The U.S. and other countries in which we operate impose import and excise duties, tariffs, and other taxes on beverage alcohol products in varying amounts which are subject to change. Significant increases in import and excise duties or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations. The U.S. federal budget and individual state, provincial or local municipal budget deficits could result in increased taxes on our products, business, customers or consumers. Various proposals to increase taxes on beverage alcohol products have been made at the federal and state or provincial level in recent years. Many U.S. states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. There may be further consideration by federal, state, provincial, local and foreign governmental entities to increase taxes upon beverage alcohol products as governmental entities explore available alternatives for raising funds during the current macroeconomic climate.

Comments made during the course of the 2016 U.S. presidential campaign and subsequent to the election indicate that the U.S. federal government may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. The current U.S. administration has indicated that tax reform is among its top priorities and the U.S. Congress is reviewing and may, in the future, review tax legislation proposals. While we cannot predict what changes will actually occur with respect to any of these items, such changes could affect our business and results of operations.

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

We may also make various accounting elections or assertions or change accounting elections or assertions that we have previously made. Our accounting elections or assertions or changes to our accounting elections or assertions are affected by various business factors which, collectively, may have an impact on our financial results or our effective tax rate.

Additionally, significant judgment is required to determine our effective tax rate and evaluate our tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and our financial results. When tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate, which could have an adverse effect on our operating results. Any resolution of a tax issue may require the use of cash in the year of resolution.

Indebtedness

In recent years, we have incurred substantial indebtedness to finance acquisitions such as our acquisition of Ballast Point, The Prisoner Wine Company brand portfolio, the Charles Smith wines collection, High West, and the Obregon Brewery, fund the Beer Business Acquisition, expand our Nava Brewery and begin construction of our Mexicali Brewery, expand the glass plant, and repurchase shares of our common stock. In the future, we may continue to incur substantial additional indebtedness to finance acquisitions, repurchase shares of our stock and fund other general corporate purposes, including the Nava Brewery and glass plant expansions, Obregon Brewery optimization and Mexicali Brewery construction. We cannot assure you that our business will generate sufficient cash flow from operations to meet all our debt service requirements, to pay dividends, to repurchase shares of our common stock, and to fund our general corporate and capital requirements.

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

•
our funds available for operations, expansions, dividends or other distributions, or stock repurchases may be reduced because we dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

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

While over the past several years there have been modest increases in the overall consumption of beverage alcohol and fluctuations in per capita consumption within categories of beverage alcohol, there have been periods in the past in which there were sequential declines in the overall per capita consumption of certain beverage alcohol product categories in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	a general decline in economic or geopolitical conditions;

•	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•
a general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans and stricter laws relating to driving while under the influence of alcohol;

•	a decline in the consumption of beverage alcohol products as a result of consumers substituting legalized marijuana or other similar products in lieu of our products;

•	consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

•	the increased activity of anti-alcohol groups;

•	increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

•
increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax or changes to international trade agreements or tariffs;

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

Acquisition, divestiture and joint venture strategy

We have made a number of acquisitions and divestitures and may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Recently, these have included the Meiomi wine brand, the Ballast Point craft beer business, The Prisoner Wine Company brand portfolio, the Charles Smith Wines collection, High West, and the Obregon Brewery, as well as various minority investments by our Constellation Ventures function. We will need to integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations and information systems. If the financial performance of our business, as supplemented by the assets and businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations. We may also divest ourselves of businesses, assets or securities of companies that we believe no longer provide a strategic fit with our business. For example, we recently sold our Canadian wine business. We may be obligated to provide certain services on a transitional basis to divested operations. We cannot assure you that we will realize the expected benefits of divestitures.

We cannot assure you that we will realize the expected benefits of acquisitions or joint ventures, such as revenue, earnings or operating efficiency, and we may not effectively assimilate the business or product offerings of acquired companies into our business successfully or within the anticipated costs or timeframes. Complications with on-going integration of any acquisition or joint venture, including our Obregon Brewery acquisition or the glass plant joint venture, could result from the following circumstances, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating, migrating or changing manufacturing, logistics, information, communications, financial, internal control and other systems;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in the acquired businesses and assets and our business;

•	dependency upon the operational experience of employees who are relatively new to our organization;

•	unanticipated issues, expenses and liabilities;

•	failure to realize fully anticipated cost savings, growth opportunities and other potential synergies; and

•	unfamiliarity with operating new locations.

Our joint venture to operate a glass plant adjacent to our Nava Brewery is fully consolidated into our financial results and the entire output of that facility is being utilized to support our Mexican beer business and the production at our Nava Brewery. The integration of the Mexican glass plant can be further impacted by the following circumstances:

•	we share control of the joint venture with Owens-Illinois and while Owens-Illinois has deep experience running glass plants, we are not as experienced in that particular business; and

•	the ability of the joint venture to expand the glass plant capacity as planned in order to support the future growth of our beer business.

If any of these circumstances were to occur with respect to any of our acquisitions, including our Beer Business Acquisition or the joint venture’s acquisition of the glass plant, our business, financial condition and results of operations may be negatively impacted.

We may provide various indemnifications in connection with the sale of assets or portions of our business. Additionally, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.

We have entered into various joint ventures and we may enter into additional joint ventures for other purposes and with other parties. We share control of our joint ventures. We have also acquired or retained ownership interests in companies which we do not control, such as investments recently made through our Constellation Ventures function, such as our minority interests in Nelson’s Green Brier Tennessee Whiskey, The Bardstown Bourbon Company, Catoctin Creek Distilling Company, and Crafthouse Cocktails. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us, among other matters, to pay certain costs, to make capital investments, to fulfill alone our joint venture partners’ obligations, or to purchase other parties’ interests. Even though we share control of our glass plant joint venture, that joint venture’s financial results are consolidated into our financial results. Our failure to adequately manage the risks associated with any acquisition, or the failure of an entity in which we have an equity or membership interest, could adversely affect our financial condition or our valuation of these types of investments.

We cannot assure you that any of our acquisitions, investments or joint ventures will be profitable or that forecasts regarding acquisition, divestiture, joint venture or investment activities will be accurate.

Reliance on wholesale distributors, major retailers and government agencies

Local market structures and distribution channels vary worldwide. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, craft beer, branded wine and spirits categories, with separate distribution networks utilized for our imported and craft beer portfolios and our wine and spirits portfolio. In the U.S., we sell our products principally to wholesalers for resale to retail outlets including grocery stores, club and discount stores, package liquor stores and restaurants and also directly to government agencies and we have entered into exclusive arrangements with certain wholesalers that generate a large portion of our U.S. wine and spirits sales. The replacement or poor performance of our major wholesalers, retailers or government agencies could result in temporary or longer-term sales disruptions or could materially and adversely affect our results of operations and financial condition for a particular period. Our inability to collect accounts receivable from our major wholesalers, retailers or government agencies could also materially and adversely affect our results of operations and financial condition.

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

Climate change, or legal, regulatory or market measures to address climate change

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events, such as drought or flooding in California or a prolonged cold winter in New York, and climate change may negatively affect agricultural productivity in the regions from which we presently source our various agricultural raw materials. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.

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

In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or in connection with historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that we have estimated. We may incur cost associated with environmental compliance arising from events we cannot control, such as unusually severe floods, hurricanes or earthquakes. We cannot assure you that our costs in relation to these matters will not exceed our projections or otherwise have an adverse effect upon our business reputation, financial condition or results of operations.

Control by the Sands Family

Our Class B Common Stock is principally held by members of the Sands family, either directly or through entities controlled by members of the Sands family. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class 1 Common Stock generally do not have voting rights. The stock ownership of the Sands family and entities controlled by members of the Sands family represents a majority of the combined voting power of all classes of our common stock as of April 21, 2017, voting as a single class. Consequently, the Sands family has the power to elect a majority of our directors and approve actions requiring the approval of the stockholders of the Company voting as a single class.

Benefit cost increases and labor relations

Our profitability is affected by employee medical costs and other employee benefits. In recent years, employee medical costs have increased due to factors such as the increase in health care costs in the U.S. These factors are expected to continue to put pressure on our business and financial performance due to higher employee benefit costs. Although we actively seek to control increases in employee benefit costs and encourage employees to maintain healthy lifestyles to reduce future potential medical costs, there can be no assurance that we will succeed in limiting future cost increases. Continued employee benefit cost increases could have an adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We operate breweries, wineries, distilling plants and bottling plants, many of which include warehousing and distribution facilities on the premises, and through a joint venture, we operate a glass production plant. In addition to our properties described below, certain of our businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.

Our corporate headquarters are located in leased offices in Victor, New York. Our segments also maintain leased office spaces in other locations in the U.S. and internationally.

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Wine and Spirits segment, we have adequate capacity to meet our needs for the foreseeable future. Within the Beer segment, we have adequate capacity to meet our current needs and we have undertaken activities to increase our production capacity to address our anticipated future needs. As of February 28, 2017, our properties include the following:

	Owned	Leased
Beer Segment
Breweries
U.S.		5
Mexico	2
Total breweries	2	5

Glass production plant (1)
Mexico	1

Warehouse, distribution and other production facilities
U.S.		29
Mexico	1
Total warehouse, distribution and other production facilities	1	29
Total Beer Segment	4	34

Wine and Spirits Segment
Wineries
U.S.
California	15	1
New York	1
Washington	1
New Zealand	3	1
Italy		5
Total wineries	20	7

Distilleries
U.S.	1	1
Canada	1
Total distilleries	2	1

Warehouse, distribution and other production facilities
U.S.		6
Italy	1	8
Total warehouse, distribution and other production facilities	1	14
Total Wine and Spirits Segment	23	22

(1)	The glass production plant in Nava, Coahuila, Mexico is owned and operated by an equally-owned joint venture with Owens-Illinois and is located adjacent to our Nava Brewery.

Within our Wine and Spirits segment, as of February 28, 2017, we owned, leased or had interests in approximately 13,600 acres of vineyards in California (U.S.), 6,400 acres of vineyards in New Zealand and 900 acres of vineyards in Italy.

As of February 28, 2017, our principal facilities, all of which are owned, consist of:

•	the Nava Brewery in Nava, Coahuila, Mexico;

•	the Obregon Brewery in Obregon, Sonora, Mexico;

•	the glass production plant in Nava, Coahuila, Mexico;

•	two wineries in California: the Woodbridge Winery in Acampo and the Mission Bell winery in Madera;

•	the Canandaigua winery in Canandaigua, New York; and

•	the distillery in Lethbridge, Alberta, Canada.

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

As previously reported in the Company’s Form 10-K for the fiscal year ended February 28, 2014, the United States District Court for the District of Columbia (“District Court”) signed the Stipulation and Order filed by the Antitrust Division of the United States Department of Justice (“DOJ”), permitting the Company and Anheuser-Busch InBev SA/NV (“ABI”) to consummate the Beer Business Acquisition. After expiration of the 60-day public comment period as required under the Antitrust Procedures and Penalties Act, the DOJ moved the District Court for entry of the Final Judgment. The Final Judgment was signed on October 21, 2013, and entered into the District Court’s docket on October 24, 2013, without modification to the terms included in the Proposed Final Judgment. The Company is operating in accordance with the requirements of the Final Judgment.

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

	Fiscal 2017			Fiscal 2016
	High	Low	Dividends	High	Low	Dividends
Class A Common Stock
1st Quarter	$165.81	$137.85	$0.40	$121.92	$110.45	$0.31
2nd Quarter	$168.68	$149.26	$0.40	$130.42	$114.49	$0.31
3rd Quarter	$173.55	$146.90	$0.40	$144.60	$122.35	$0.31
4th Quarter	$162.48	$144.00	$0.40	$155.68	$130.23	$0.31

Class B Common Stock
1st Quarter	$162.68	$140.00	$0.36	$121.57	$109.24	$0.28
2nd Quarter	$171.00	$151.60	$0.36	$129.84	$116.22	$0.28
3rd Quarter	$175.50	$150.91	$0.36	$144.36	$126.32	$0.28
4th Quarter	$161.91	$147.95	$0.36	$156.00	$134.76	$0.28
At April 21, 2017, the number of holders of record of our Class A Common Stock, Class B Common Stock and Class 1 Common Stock were 582, 105 and 3, respectively.

In April 2015, our Board of Directors approved the initiation of a dividend program under which we paid quarterly cash dividends during Fiscal 2017 and Fiscal 2016. Prior to Fiscal 2016, we had not paid any cash dividends on our common stock since our initial public offering in 1973 as we had retained all earning to finance the development and expansion of our business. On April 5, 2017, we declared an increased regular quarterly cash dividend of $0.52 per share of Class A Common Stock, $0.47 per share of Class B Convertible Common Stock and $0.47 per share of Class 1 Common Stock payable on May 24, 2017, to stockholders of record of each class on May 10, 2017.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K. In addition, the terms of our 2016 Credit Agreement may restrict the payment of cash dividends on our common stock under certain circumstances. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
December 1 – 31, 2016	2,982,453	$150.88	2,982,453	$846,879,288	(3)
January 1 – 31, 2017	2,012,405	$149.08	2,012,405	$546,879,397
February 1 – 28, 2017	—	$—	—	$546,879,397
Total	4,994,858	$150.15	4,994,858

(1)
In April 2012, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2013 Authorization. The Board of Directors did not specify a date upon which the 2013 Authorization would expire. In December 2016, we utilized the remaining $296.9 million available under the 2013 Authorization to repurchase 1,988,311 shares of Class A Common Stock at an average cost of $149.31 per share, through open market transactions, thereby completing the 2013 Authorization. (3)

(2)
In November 2016, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2017 Authorization. The Board of Directors did not specify a date upon which the 2017 Authorization would expire.

(3)	Repurchases were made pursuant to a Rule 10b5-1 trading plan.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with MD&A and our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K (the “Financial Statements”).

	For the Years Ended
	February 28, 2017 (1)	February 29, 2016	February 28, 2015	February 28, 2014 (2)	February 28, 2013
(in millions, except per share data)
Sales	$8,061.6	$7,223.8	$6,672.1	$5,411.0	$3,171.4
Less – excise taxes	(730.1)	(675.4)	(644.1)	(543.3)	(375.3)
Net sales	7,331.5	6,548.4	6,028.0	4,867.7	2,796.1
Cost of product sold	(3,802.1)	(3,606.1)	(3,449.4)	(2,876.0)	(1,687.8)
Gross profit	3,529.4	2,942.3	2,578.6	1,991.7	1,108.3
Selling, general and administrative expenses (3)	(1,392.4)	(1,177.2)	(1,078.4)	(1,196.0)	(585.4)
Gain on sale of business	262.4	—	—	—	—
Gain on remeasurement to fair value of equity method investment	—	—	—	1,642.0	—
Operating income	2,399.4	1,765.1	1,500.2	2,437.7	522.9
Earnings from unconsolidated investments	27.3	51.1	21.5	87.8	233.1
Interest expense	(333.3)	(313.9)	(337.7)	(323.2)	(227.1)
Loss on write-off of debt issuance costs	—	(1.1)	(4.4)	—	(12.5)
Income before income taxes	2,093.4	1,501.2	1,179.6	2,202.3	516.4
Provision for income taxes	(554.2)	(440.6)	(343.4)	(259.2)	(128.6)
Net income	1,539.2	1,060.6	836.2	1,943.1	387.8
Net (income) loss attributable to noncontrolling interests	(4.1)	(5.7)	3.1	—	—
Net income attributable to CBI	$1,535.1	$1,054.9	$839.3	$1,943.1	$387.8

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$7.79	$5.42	$4.40	$10.45	$2.15
Basic – Class B Convertible Common Stock	$7.07	$4.92	$4.00	$9.50	$1.96
Diluted – Class A Common Stock	$7.52	$5.18	$4.17	$9.83	$2.04
Diluted – Class B Convertible Common Stock	$6.93	$4.79	$3.83	$9.04	$1.87

Cash dividends declared per common share:
Class A Common Stock	$1.60	$1.24	$—	$—	$—
Class B Convertible Common Stock	$1.44	$1.12	$—	$—	$—

Total assets	$18,602.4	$16,965.0	$15,093.0	$14,302.1	$7,638.1

Long-term debt, including current maturities	$8,631.6	$7,672.9	$7,244.1	$6,963.3	$3,305.4

(1)
In December 2016, we completed the Canadian Divestiture. For a detailed discussion of this transaction, including the gain on sale of business, refer to Note 2 of the Notes to the Financial Statements.

(2)
In June 2013, we completed the Beer Business Acquisition. In connection with this acquisition, our preexisting 50% equity interest in Crown Imports was remeasured to its estimated fair value based upon the estimated fair value of the acquired 50% equity interest, and a gain was recognized.

(3)
Includes impairment of intangible assets of $46.0 million for the year ended February 28, 2017, and impairment of goodwill and intangible assets of $300.9 million for the year ended February 28, 2014. For a detailed discussion of impairment of intangible assets for the year ended February 28, 2017, refer to Note 7 of the Notes to the Financial Statements. For the year ended February 28, 2014, impairment of goodwill and intangible assets represents impairment losses recorded for certain goodwill and trademarks associated with our Wine and Spirits segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A, which should be read in conjunction with our Financial Statements, provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy and a discussion of acquisitions and divestitures.

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

Overview

We are an international beverage alcohol company with a broad portfolio of consumer-preferred high-end imported and craft beer brands, and premium wine and spirits brands. We are the third-largest producer and marketer of beer for the U.S. market and the world’s leading premium wine company. We are the largest multi-category supplier (beer, wine and spirits) of beverage alcohol in the U.S., and a leading supplier of wine from New Zealand and Italy to North America.

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

Strategy

Our overall strategy is to sustain profitable growth and build shareholder value. We position our portfolio to benefit from industry premiumization trends, which we believe will continue to result in faster growth rates in the high-end of the beer, wine and spirits categories. We focus on developing our expertise in consumer insights and category management as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we seek targeted acquisitions of businesses that are premium, growing, high-margin, consumer-led, have a low integration risk and/or fill a gap in our portfolio.

We strive to strengthen our portfolio of premium beer, wine and spirits brands and differentiate ourselves through:

•	leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio and cross promotional opportunities;

•	strengthening relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;

•	investing in brand building activities;

•	positioning ourselves for success with consumer-led innovation capabilities;

•	realizing operating efficiencies through expanding and enhancing production capabilities and maximizing asset utilization; and

•	developing employees to enhance performance in the marketplace.

Our business strategy in the Beer segment focuses on leading the high-end of the U.S. beer market and includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands, and continued construction, expansion and optimization activities for our Mexico beer operations.

In connection with this strategy, we have expanded our Nava Brewery from 10 million to 25 million hectoliters production capacity since the acquisition of the Nava Brewery. Expansion, construction and optimization efforts continue under our Mexico Beer Expansion Projects to align with our anticipated future growth expectations. See “Capital Expenditures” below for additional discussion.

Our business strategy in the Wine and Spirits segment is to be the leader in the premium wine category and build a portfolio of premium spirits brands. We are investing to meet the evolving needs of consumers and building brands through consumer insights, sensory expertise, innovation and refreshing existing brands. In this segment, we continue to focus on the premiumization of our branded wine and spirits portfolio. We dedicate a large share of our sales and marketing resources to our U.S. Focus Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories. In markets where it is feasible, we have a consolidated U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

Marketing, sales and distribution of our products are managed on a geographic basis in order to fully leverage leading market positions. In addition, market dynamics and consumer trends vary across each of our markets. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, craft beer, branded wine and spirits categories, with separate distribution networks utilized for (i)  our beer portfolio and (ii)  our wine and spirits portfolio. The environment for our products is competitive in each of our markets.

We remain committed to our long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth, reduce borrowings and pay quarterly cash dividends.

Acquisitions and Divestitures

Beer Segment

Obregon Brewery

In December 2016, we acquired the Obregon Brewery for cash paid of $568.7 million, net of cash acquired, subject to estimated working capital adjustments due to seller of $3.1 million. The transaction primarily included the acquisition of operations; goodwill; property, plant and equipment; and inventories. This acquisition provided us with immediate functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio and flexibility for future innovation initiatives. It also enabled us to become fully independent from an interim supply agreement with Modelo, which was terminated at the time of this acquisition. The results of operations of the Obregon Brewery are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Ballast Point Acquisition

In December 2015, we acquired Ballast Point for $998.5 million, net of cash acquired. The transaction primarily included the acquisition of operations, goodwill, trademarks and property, plant and equipment. This acquisition provided us with a high-growth premium platform that enables us to compete in the growing, emerging national craft beer category and further strengthened our position in the high-end U.S. beer market. The results of operations of Ballast Point are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Wine and Spirits Segment

Canadian Divestiture

In December 2016, we sold our Canadian wine business, which included Canadian wine brands such as Jackson-Triggs and Inniskillin, wineries, vineyards, offices, facilities and Wine Rack retail stores, at a transaction value of C$1.03 billion, or $775.2 million. Accordingly, our consolidated results of operations include the results of operations of our Canadian wine business through the date of divestiture. We received cash proceeds of $575.3 million, net of outstanding debt and direct costs to sell, subject to working capital adjustments. We will continue to export certain of our brands into the Canadian market, which remains our largest export market. This transaction is consistent with our strategic focus on premium, high-margin and high-growth brands. We recognized a net gain on the sale of the business in the fourth quarter of fiscal 2017 of $262.4 million. Additionally, our current estimate of the income taxes we expect to pay is approximately $77 million in total during Fiscal 2017 and Fiscal 2018 in connection with the Canadian Divestiture.

The following table presents selected financial information included in our historical consolidated financial statements that will no longer be part of our consolidated results after the Canadian Divestiture.

	Fiscal 2017	Fiscal 2016
(in millions)
Net sales	$311.2	$365.1
Gross profit	$131.2	$152.9
Depreciation and amortization	$9.1	$11.1
Operating income	$49.8	$62.5
Income before income taxes	$46.6	$61.9

Cash flow from operating activities	$47.2	$80.0

Additionally, the impact on our historical wine and spirits segment results are the same as the impact on the historical consolidated results for net sales, gross profit, and depreciation and amortization. However, as segment results do not include the impact of Comparable Adjustments, amounts reported for our historical wine and spirits segment operating income that will no longer be part of the segment’s results after the Canadian Divestiture are $50.1 million and $63.3 million for Fiscal 2017 and Fiscal 2016, respectively.

High West Acquisition

In October 2016, we acquired High West, which primarily included the acquisition of operations, goodwill, trademarks, inventories and property, plant and equipment. This acquisition included a portfolio of distinctive, award-winning, fast-growing and high-end craft whiskeys and other select spirits. The results of operations of High West are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Charles Smith Acquisition

In October 2016, we acquired Charles Smith, which primarily included the acquisition of goodwill, trademarks, inventories and certain grape supply contracts. This acquisition included a collection of five super and ultra-premium wine brands and solidified our position as the second leading supplier of Washington State wines with this collection of fast-growing, high quality wines that have strong consumer affinity and demand. The results of operations of Charles Smith are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Prisoner Acquisition

In April 2016, we acquired Prisoner, which primarily included the acquisition of goodwill, inventories, trademarks and certain grape supply contracts. This acquisition, which included a portfolio of five fast-growing, higher-margin, super-luxury wine brands, aligned with our portfolio premiumization strategy and strengthened our position in the super-luxury wine category. The results of operations of Prisoner are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Meiomi Acquisition

In August 2015, we acquired Meiomi, which primarily included the acquisition of goodwill, inventories, the trademark and certain grape supply contracts. The acquisition of this higher-margin, luxury growth brand has complemented our existing portfolio and further strengthened our position in the U.S. pinot noir category. The results of operations of Meiomi are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

For additional information on these acquisitions, refer to Note 2 of the Notes to the Financial Statements.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of acquired brand activity in connection with the acquisitions of Meiomi, Prisoner, High West and Charles Smith (wine and spirits), and the acquisition of Ballast Point (beer), and divested brand activity in connection with the Canadian Divestiture, as appropriate.

Financial Highlights for Fiscal 2017:

•	Our results of operations benefited from improvements in both the Beer and Wine and Spirits segments.

•	Net sales increased 12% primarily due to strong consumer demand across both segments and net sales from the acquired Ballast Point, Meiomi and Prisoner brands.

•	Operating income increased 36% primarily due to a gain on sale of business recognized in connection with the Canadian Divestiture, the strong consumer demand and the benefits from the acquired brands.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 46% and 45%, respectively, primarily due to the items discussed above and an income tax benefit driven largely by a change in our assertion regarding the indefinite reinvestment of certain foreign earnings in the third quarter of fiscal 2017.

Comparable Adjustments

Management excludes items that affect comparability from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and segment management compensation are evaluated based on core segment operating income (loss). As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these Comparable Adjustments.

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$23.4	$29.5	$4.4
Net gain (loss) on undesignated commodity derivative contracts	16.3	(48.1)	(32.7)
Flow through of inventory step-up	(20.1)	(18.4)	—
Amortization of favorable interim supply agreement	(2.2)	(31.7)	(28.4)
Other losses	—	—	(2.8)
Total cost of product sold	17.4	(68.7)	(59.5)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
(in millions)
Selling, general and administrative expenses
Impairment of intangible assets	(37.6)	—	—
Costs associated with the Canadian Divestiture and related activities	(20.4)	—	—
Transaction, integration and other acquisition-related costs	(14.2)	(15.4)	(30.5)
Restructuring and related charges	(0.9)	(16.4)	—
Other gains (losses)	(2.6)	—	7.2
Total selling, general and administrative expenses	(75.7)	(31.8)	(23.3)

Gain on sale of business	262.4	—	—

Earnings (losses) from unconsolidated investments	(1.7)	24.5	—

Loss on write-off of debt issuance costs	—	(1.1)	(4.4)
Comparable Adjustments	$202.4	$(77.1)	$(87.2)

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

Inventory Step-Up

In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventories on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired business prior to acquisition. Flow through of inventory step-up was primarily associated with the Prisoner acquisition (Fiscal 2017) and Meiomi acquisition (Fiscal 2017 and Fiscal 2016).

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

Selling, General and Administrative Expenses

Impairment of Intangible Assets

In connection with our continued focus on the premiumization of our branded wine and spirits portfolio, a decision was made to discontinue certain small-scale, low-margin U.S. brands within our Wine and Spirits’ portfolio. As a result, trademarks with a carrying value of $37.6 million were written down to their estimated fair value, resulting in an impairment of $37.6 million. In addition, see “Costs Associated With The Canadian

Divestiture and Related Activities” below for information about an additional impairment of intangible assets recognized in connection with the Canadian Divestiture.

Costs Associated With The Canadian Divestiture and Related Activities

Costs associated with the Canadian Divestiture and related activities represent costs incurred in connection with the evaluation of the merits of executing an initial public offering for a portion of our Canadian wine business and net other costs incurred in connection with the sale of the Canadian wine business.

In addition, in connection with the Canadian Divestiture, trademarks with a carrying value of $8.4 million were written down to their estimated fair value, resulting in an impairment of $8.4 million. These trademarks were associated with certain U.S. brands within our Wine and Spirits’ portfolio sold exclusively through the Canadian wine business, for which we expect future sales of these brands to be minimal subsequent to the Canadian Divestiture.

Transaction, Integration and Other Acquisition-Related Costs

Transaction, integration and other acquisition-related costs consist of costs associated with our acquisitions.

Restructuring and Related Charges

Restructuring and related charges consist primarily of employee termination benefit costs recognized in connection with our plan initiated in May 2015 to streamline and simplify processes, and shift resources and investment to long-term, profitable growth opportunities across the business.

Other Gains (Losses)

Other gains (losses) consist primarily of a gain from an adjustment to a certain guarantee originally recorded in connection with a prior divestiture (Fiscal 2015) and a net gain on the sale of and the write-down of certain property, plant and equipment (Fiscal 2015).

Gain on Sale of Business

Gain on sale of business consists of the net gain recognized in connection with the Canadian Divestiture.

Earnings (Losses) from Unconsolidated Investments

Earnings (losses) from unconsolidated investments consist primarily of dividend income from a retained interest in a previously divested business (Fiscal 2016).

Fiscal 2017 Compared to Fiscal 2016

Net Sales

	Fiscal 2017	Fiscal 2016	% Increase
(in millions)
Beer	$4,229.3	$3,622.6	17%
Wine and Spirits:
Wine	2,739.3	2,591.4	6%
Spirits	362.9	334.4	9%
Total Wine and Spirits	3,102.2	2,925.8	6%
Consolidated net sales	$7,331.5	$6,548.4	12%

Net sales increased $783.1 million due to increases in Beer’s net sales of $606.7 million driven predominately by volume growth within our Mexican beer portfolio, and Wine and Spirits’ net sales of $176.4 million due largely to net sales from acquired brands and organic volume growth, partially offset by a decrease in net sales due to the Canadian Divestiture.

Beer Segment

	Fiscal 2017	Fiscal 2016	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,229.3	$3,622.6	17%

Shipment volume (1)
Total	246.4	218.0	13.0%
Organic	242.3	218.0	11.1%

Depletion volume (1) (2)			10.4%

(1)
Previously reported Beer shipment and depletion volumes were restated in the fourth quarter of fiscal 2017 for an immaterial error associated with the conversion of 7-ounce Coronita case equivalents to 12-ounce case equivalents.

(2)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Beer’s net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio of $404.4 million, which benefited from continued consumer demand and increased marketing spend; (ii)  net sales from the acquired Ballast Point brand of $124.9 million and (iii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $92.2 million.

Wine and Spirits Segment

	Fiscal 2017	Fiscal 2016	% Increase
(in millions, branded product, 9-liter case equivalents)
Net sales	$3,102.2	$2,925.8	6%

Shipment volume
Total	69.2	68.2	1.5%
Organic	68.4	66.2	3.3%

U.S. Domestic	55.0	51.9	6.0%
Organic U.S. Domestic	54.2	51.9	4.4%

U.S. Domestic Focus Brands	32.0	28.4	12.7%
Organic U.S. Domestic Focus Brands	31.4	28.4	10.6%

Depletion volume (2)
U.S. Domestic			2.9%
U.S. Domestic Focus Brands			8.9%

The increase in Wine and Spirits’ net sales is primarily due to net sales from acquired brands, primarily the Meiomi and Prisoner brands, of $124.0 million and organic branded wine and spirits volume growth of $95.9 million, partially offset by a decrease in net sales due to the Canadian Divestiture of $62.6 million.

Gross Profit

	Fiscal 2017	Fiscal 2016	% Increase
(in millions)
Beer	$2,151.3	$1,776.0	21%
Wine and Spirits	1,360.7	1,235.0	10%
Comparable Adjustments	17.4	(68.7)	NM
Consolidated gross profit	$3,529.4	$2,942.3	20%

NM = Not meaningful

Gross profit increased $587.1 million primarily due to increases in Beer of $375.3 million and Wine and Spirits of $125.7 million. In addition, the change in Comparable Adjustments resulted in an increase in gross profit of $86.1 million.

The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $192.9 million and $92.2 million, respectively; (ii)  gross profit from the acquired Ballast Point brand of $53.4 million and (iii)  lower cost of product sold for our Mexican beer business of $41.7 million. The lower cost of product sold is primarily due to foreign currency transactional benefits within our Mexican beer portfolio of $54.6 million and brewery sourcing benefits of $35.3 million, partially offset by higher depreciation expense of $46.9 million.

The increase in Wine and Spirits is primarily due to gross profit from the acquired brands of $69.4 million and growth from the organic wine and spirits business driven primarily by branded wine and spirits volume growth and favorable product mix shift of $48.8 million and $33.1 million, respectively; partially offset by a decrease in gross profit due to the Canadian Divestiture of $27.2 million.

Gross profit as a percent of net sales increased to 48.1% for Fiscal 2017 compared with 44.9% for Fiscal 2016 primarily due to (i)  a favorable impact from the change in Comparable Adjustments of approximately 120 basis points, (ii)  lower cost of product sold across both segments which contributed approximately 75 basis points, (iii)  the favorable impact from Beer pricing in select markets of approximately 65 basis points and (iv)  the favorable impact from the acquired higher-margin wine and spirits brands and divestiture of the lower-margin Canadian wine business of approximately 25 basis points.

Selling, General and Administrative Expenses

	Fiscal 2017	Fiscal 2016	% Increase
(in millions)
Beer	$616.9	$511.9	21%
Wine and Spirits	559.9	508.0	10%
Corporate Operations and Other	139.9	125.5	11%
Comparable Adjustments	75.7	31.8	138%
Consolidated selling, general and administrative expenses	$1,392.4	$1,177.2	18%

Selling, general and administrative expenses increased $215.2 million due to increases in Beer of $105.0 million, Wine and Spirits of $51.9 million, Comparable Adjustments of $43.9 million and Corporate Operations and Other of $14.4 million.

The increase in Beer is due to increases in marketing spend of $58.8 million and general and administrative expenses of $46.2 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio. The increase in general and administrative expenses is predominantly driven by higher compensation and benefits supporting the organic growth of the business of $22.2 million and general and administrative expenses associated with the acquired Ballast Point business of $19.7 million.

The increase in Wine and Spirits is primarily due to an increase in marketing spend of $25.7 million and general and administrative expenses of $25.0 million. The increase in marketing spend is due largely to planned investment to support the growth of our branded wine and spirits portfolio. The increase in general and administrative expenses is predominantly driven by (i)  higher compensation and benefits of $24.5 million and higher consulting expenses supporting the growth of the business and (ii)  an unfavorable overlap of prior year foreign currency transaction gains with current year foreign currency transaction losses, partially offset by a decrease in general and administrative expenses due to the Canadian Divestiture of $16.4 million.

The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to (i)  higher consulting and information technology expenses, (ii)  higher travel and entertainment expenses and (iii)  an unfavorable overlap of prior year foreign currency transaction gains with current year foreign currency transaction losses. The increases in consulting, information technology and travel and entertainment expenses are all largely attributable to supporting the growth of the business.

Selling, general and administrative expenses as a percent of net sales increased to 19.0% for Fiscal 2017 as compared with 18.0% for Fiscal 2016. The increase is primarily attributable to the growth in Comparable Adjustments and Corporate Operations and Other selling, general and administrative expenses, which resulted in approximately 70 basis points of rate growth. Additionally, the growth in Wine and Spirits selling, general and administrative expenses having exceeded the growth in Wine and Spirits net sales resulted in approximately 25 basis points to the rate growth.

Operating Income

	Fiscal 2017	Fiscal 2016	% Increase (Decrease)
(in millions)
Beer	$1,534.4	$1,264.1	21%
Wine and Spirits	800.8	727.0	10%
Corporate Operations and Other	(139.9)	(125.5)	(11%)
Comparable Adjustments	204.1	(100.5)	NM
Consolidated operating income	$2,399.4	$1,765.1	36%

Operating income increased $634.3 million primarily due to a favorable impact from the change in Comparable Adjustments of $304.6 million and increases in Beer and Wine and Spirits of $270.3 million and $73.8 million, respectively. The increase for Beer is primarily attributable to growth in the Mexican beer business of $238.9 million driven largely by the factors discussed above. The increase for Wine and Spirits is due to operating income from the acquired brands of $63.0 million and growth from the organic wine and spirits business driven primarily by the factors discussed above.

Earnings from Unconsolidated Investments

Earnings from unconsolidated investments decreased to $27.3 million for Fiscal 2017 from $51.1 million for Fiscal 2016, a decrease of $23.8 million. This decrease is primarily attributable to an unfavorable impact from the change in Comparable Adjustments for Fiscal 2017.

Interest Expense

Interest expense increased to $333.3 million for Fiscal 2017 from $313.9 million for Fiscal 2016, an increase of $19.4 million, or 6%. This increase is primarily due to higher average borrowings of $1.0 billion and lower average interest rates of 25 basis points, both driven largely by the $1.1 billion in new term loan facilities under our senior credit facility for Fiscal 2017 and issuance of the December 2015 Senior Notes and December 2016 Senior Notes, partially offset by the repayment of the August 2006 Senior Notes.

Provision for Income Taxes

Our effective tax rate for Fiscal 2017 and Fiscal 2016 was 26.5% and 29.3%, respectively. For Fiscal 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses, including a change in our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries and the tax effects of the Canadian Divestiture. For Fiscal 2016, our effective tax rate was lower than the federal statutory rate primarily due to a decrease in uncertain tax positions and lower effective tax rates applicable to our foreign businesses.

We have historically provided deferred income taxes for the repatriation to the U.S. of earnings from our foreign subsidiaries. During the third quarter of fiscal 2017, in connection with the agreement to divest the Canadian wine business and the ongoing Beer capacity expansion activities in Mexico, including the agreement to acquire the Obregon Brewery, we changed our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries. Approximately $420 million of our Fiscal 2017 earnings and all future earnings for these foreign subsidiaries are expected to be indefinitely reinvested. Accordingly, no deferred income taxes have been provided or will be provided, respectively, on the applicable undistributed earnings.

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

We expect our effective tax rate for the next fiscal year to be in the range of 21% to 23%. This includes the assertion of our intent for certain foreign earnings to be indefinitely reinvested and a favorable benefit from our March 1, 2017, adoption of the FASB’s amended guidance requiring the recognition of the income tax effect of stock based compensation awards in the income statement when the awards vest or are settled. Through February 28, 2017, this amount was recognized in additional paid-in capital at the time of vesting or settlement.

For Fiscal 2017, Fiscal 2016 and Fiscal 2015, we recognized excess tax benefits of $131.4 million, $203.4 million and $78.0 million, respectively, in additional paid-in capital. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard, as any excess tax benefits recognized will be dependent upon future stock prices, employee exercise behavior and applicable tax rates. Our current range for next year’s effective tax rate includes an estimated 3% benefit related to the adoption of this guidance. Since this new standard requires recognition of these excess tax benefits in the income statement on a discrete basis, we anticipate that our effective tax rate will vary from quarter to quarter depending upon the amount of excess tax benefits realized.

Net Income Attributable to CBI

As a result of the above factors, net income attributable to CBI increased to $1,535.1 million for Fiscal 2017 from $1,054.9 million for Fiscal 2016, an increase of $480.2 million, or 46%.

Fiscal 2016 Compared to Fiscal 2015

Net Sales

	Fiscal 2016	Fiscal 2015	% Increase
(in millions)
Beer	$3,622.6	$3,188.6	14%
Wine and Spirits:
Wine	2,591.4	2,523.4	3%
Spirits	334.4	316.0	6%
Total Wine and Spirits	2,925.8	2,839.4	3%
Consolidated net sales	$6,548.4	$6,028.0	9%

Net sales increased $520.4 million due to increases in Beer’s net sales of $434.0 million (driven predominately by volume growth within our Mexican beer portfolio) and Wine and Spirits’ net sales of $86.4 million (due largely to net sales from the acquired Meiomi brand).

Beer Segment

	Fiscal 2016	Fiscal 2015	% Increase
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$3,622.6	$3,188.6	14%

Shipment volume (1)
Total	218.0	195.8	11.3%
Organic	217.1	195.8	10.9%

Depletion volume (1) (2)			12.3%

(1)
Previously reported Beer shipment and depletion volumes were restated in the fourth quarter of fiscal 2017 for an immaterial error associated with the conversion of 7-ounce Coronita case equivalents to 12-ounce case equivalents.

(2)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Beer’s net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio, which benefited from continued consumer demand and increased marketing spend; (ii)  a favorable impact from pricing in select markets and (iii)  net sales from the acquired Ballast Point brand of $27.2 million.

Wine and Spirits Segment

	Fiscal 2016	Fiscal 2015	% Increase
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,925.8	$2,839.4	3%

Shipment volume
Total	68.2	66.0	3.3%
Organic	67.6	66.0	2.4%

U.S. Domestic	51.9	50.5	2.8%
Organic U.S. Domestic	51.3	50.5	1.6%

U.S. Domestic Focus Brands	27.8	25.6	8.6%
Organic U.S. Domestic Focus Brands	27.2	25.6	6.3%

Depletion volume (2)
U.S. Domestic			1.1%
U.S. Domestic Focus Brands			5.0%

The increase in Wine and Spirits’ net sales is primarily due to (i)  net sales from the acquired Meiomi brand of $73.8 million, (ii)  organic branded wine and spirits volume growth (due partly to the overlap of a planned reduction in inventory levels by one of our exclusive distributors in the U.S. for Fiscal 2015); and (iii)  favorable product mix shift (predominantly within the U.S. organic branded wine portfolio); partially offset by (i)  an unfavorable year-over-year foreign currency translation impact and (ii)  the unfavorable overlap of the recognition of a contractually required payment for Fiscal 2015 from the distributor noted above equal to the approximate profit lost on the reduced sales associated with the inventory reduction.

Gross Profit

	Fiscal 2016	Fiscal 2015	% Increase (Decrease)
(in millions)
Beer	$1,776.0	$1,465.8	21%
Wine and Spirits	1,235.0	1,172.3	5%
Comparable Adjustments	(68.7)	(59.5)	(15%)
Consolidated gross profit	$2,942.3	$2,578.6	14%

Gross profit increased $363.7 million primarily due to increases in Beer of $310.2 million and Wine and Spirits of $62.7 million. The increase in Beer is primarily due to (i)  the volume growth within our Mexican beer portfolio, (ii)  the favorable impact from pricing in select markets and (iii)  lower organic cost of product sold. The increase in Wine and Spirits is primarily due to (i)  gross profit from the acquired Meiomi brand, (ii)  lower organic cost of product sold and (iii)  higher organic branded wine volume; partially offset by the unfavorable year-over-year foreign currency translation impact.

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

Earnings from Unconsolidated Investments

Earnings from unconsolidated investments increased to $51.1 million for Fiscal 2016 from $21.5 million for Fiscal 2015, an increase of $29.6 million. This increase is primarily attributable to a favorable impact from the change in Comparable Adjustments for Fiscal 2016.

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

Financial Liquidity and Capital Resources

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock and make strategic acquisitions that we believe will enhance shareholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. We will continue to use our short-term borrowings, including our accounts receivable securitization facilities, to support our working capital requirements and capital expenditures.

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments and anticipated capital expenditure requirements for both our short-term and long-term capital needs, including (i)  our Nava Brewery and glass production plant expansions, (ii)  our Mexicali Brewery construction and (iii)  our Obregon Brewery optimization (collectively, the “Mexico Beer Expansion Projects”).

Cash Flows

	Fiscal 2017	Fiscal 2016	Fiscal 2015
(in millions)
Net cash provided by operating activities	$1,696.0	$1,413.7	$1,081.0
Net cash used in investing activities	(1,461.8)	(2,207.4)	(1,015.9)
Net cash provided by (used in) financing activities	(134.8)	776.0	(16.4)
Effect of exchange rate changes on cash and cash equivalents	(5.1)	(9.3)	(2.5)
Net increase (decrease) in cash and cash equivalents	$94.3	$(27.0)	$46.2

Operating Activities

Fiscal 2017 Compared to Fiscal 2016

Net cash provided by operating activities increased $282.3 million for Fiscal 2017 driven largely by strong cash flow from the Beer and Wine and Spirits segments. The increase in Beer was primarily due to the strong volume growth and the favorable pricing in the Mexican beer portfolio, partially offset by (i)  the timing of collections for recoverable value-added taxes and (ii)  an increase in beer inventory levels to support the continuing growth within the Mexican beer portfolio. The increase in Wine and Spirits resulted primarily from (i)  cash collections from strong net sales in the fourth quarter of fiscal 2016, (ii)  a benefit from accounts payable due largely to timing of payments and (iii)  a benefit from the timing of receipt of distributor payments for Fiscal 2017; partially offset by an increase in wine and spirits’ inventory levels due predominantly to a larger calendar year grape harvest for Fiscal 2017 compared with Fiscal 2016.

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

Investing Activities

Fiscal 2017 Compared to Fiscal 2016

Net cash used in investing activities decreased $745.6 million for Fiscal 2017. This decrease resulted primarily from proceeds from the sale of the Canadian wine business in December 2016 of $575.3 million and lower payments for purchases of businesses for Fiscal 2017 of $205.4 million. Fiscal 2017 acquisitions consist of Prisoner (April 2016), High West and Charles Smith (October 2016), and the Obregon Brewery (December 2016) compared with Fiscal 2016 acquisitions of Meiomi (August 2015) and Ballast Point (December 2015).

Fiscal 2016 Compared to Fiscal 2015

Net cash used in investing activities increased $1,191.5 million for Fiscal 2016, primarily due to the Fiscal 2016 acquisitions of Meiomi and Ballast Point.

Financing Activities

Fiscal 2017 Compared to Fiscal 2016

Net cash used in financing activities increased $910.8 million for Fiscal 2017, primarily from the following:

•	Fiscal 2017 share repurchases under the 2013 Authorization and 2017 Authorization of $1,122.7 million;

•	Fiscal 2017 principal payments of long-term debt driven largely by the repayment of the August 2006 Senior Notes of $700.0 million;

•	Lower net proceeds from notes payable of $163.5 million for Fiscal 2017 compared with Fiscal 2016;

•	Higher cash dividend payments of $73.5 million for Fiscal 2017 compared with Fiscal 2016; and

•	Lower excess tax benefits from stock-based payment awards of $72.0 million for Fiscal 2017 compared with Fiscal 2016 due to decreased Fiscal 2017 employee equity award exercise activity;

partially offset by:

•
Fiscal 2017 proceeds from issuance of long-term debt of $1,965.6 million, including (i)  term loan borrowings under our senior credit facility of $700.0 million in March 2016 (used to refinance borrowings under our then-existing senior credit facility and accounts receivable securitization facilities, and for other general corporate purposes) and $400.0 million in October 2016 (used to finance the purchase price for the acquisitions of High West and Charles Smith, and for other general corporate purposes); (ii)  proceeds from issuance of the December 2016 Senior Notes of $600.0 million (used for general corporate purposes) and (iii)  term loan borrowings under the Canadian Credit Agreement of C$275.0 million ($214.1 million at issuance) (used for general corporate purposes); compared with

•
Fiscal 2016 proceeds from issuance of long-term debt of $610.0 million primarily from the issuance of the December 2015 Senior Notes of $400.0 million (used to fund a portion of the purchase price for the acquisition of Ballast Point) and from term loan borrowings under our senior credit facility of $200.0 million (used to fund a portion of the purchase price for the acquisition of Meiomi).

Fiscal 2016 Compared to Fiscal 2015

Net cash provided by financing activities increased $792.4 million for Fiscal 2016, primarily from the following:

•	Higher net proceeds from notes payable of $347.5 million for Fiscal 2016 compared with Fiscal 2015;

•	Higher excess tax benefits from stock-based payment awards of $125.4 million for Fiscal 2016 compared with Fiscal 2015 due to increased Fiscal 2016 employee equity award exercise and vesting activity;

•	Fiscal 2015 payment of delayed purchase price arrangement of $543.3 million in connection with the June 2013 Beer Business Acquisition; and

•	Fiscal 2015 principal payments of long-term debt for the repayment of our December 2007 senior notes of $500.0 million;

partially offset by:

•
Fiscal 2016 proceeds from issuance of long-term debt of $610.0 million primarily from the issuance of the December 2015 Senior Notes of $400.0 million (used to fund a portion of the purchase price for the acquisition of Ballast Point) and from term loan borrowings under the 2015 Credit Agreement of $200.0 million (used to fund a portion of the purchase price for the acquisition of Meiomi) compared with Fiscal 2015 proceeds from issuance of long-term debt of $905.0 million primarily from the issuance of the November 2014 Senior Notes (used primarily to redeem our December 2007 senior notes); and

•	Payment of quarterly cash dividends.

Debt

Total debt outstanding as of February 28, 2017, amounted to $9,238.1 million, an increase of $1,156.9 million from February 29, 2016. This increase was largely due to proceeds from the issuance of the European Term A-1 and European Term A-2 term loan borrowings under our senior credit facility and the December 2016 Senior Notes, partially offset by the repayment of the August 2006 Senior Notes.

Senior Credit Facility

In October 2016, we entered into the 2016 Restatement Agreement that amended and restated our March 2016 Credit Agreement. Among other things, the 2016 Restatement Agreement created a new $400.0 million European Term A-2 loan facility maturing on March 10, 2021. Proceeds from the October 2016 borrowings under the 2016 Credit Agreement were primarily used to finance the purchase price for the acquisitions of High West and Charles Smith, and for other general corporate purposes.

In March 2016, we entered into the March 2016 Restatement Agreement that amended and restated our then-existing senior credit facility. Among other things, the March 2016 Restatement Agreement created a new

$700.0 million European Term A-1 loan facility maturing on March 10, 2021. Proceeds from the March 2016 borrowings under the March 2016 Credit Agreement were used to refinance outstanding obligations under our then-existing senior credit facility and short-term borrowings under our accounts receivable securitization facilities, and for other general corporate purposes.

Senior Notes

In December 2016, we issued the December 2016 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $594.4 million were used for general corporate purposes, including the repayment of short-term borrowings and the repurchase of shares of our Class A Common Stock.

In August 2016, we repaid the August 2006 Senior Notes primarily with cash flows from operating activities.

General

The majority of our outstanding borrowings as of February 28, 2017, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2017 to calendar 2026, and variable-rate senior unsecured term loan facilities under our 2016 Credit Agreement, with maturities ranging from calendar 2020 to calendar 2021.

We had the following borrowing capacity available under our 2016 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	February 28, 2017	April 21, 2017
(in millions)
Revolving Credit Facility	$902.3	$1,032.5
CBI Facility	$88.9	$89.7
Crown Facility	$13.0	$70.4

The financial institutions participating in our 2016 Credit Agreement and our accounts receivable securitization facilities have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of February 28, 2017, we also have additional credit arrangements totaling $442.8 million, with $269.5 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations, as well as our glass production plant joint venture.

We have entered into various interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior unsecured term loan facilities. As a result of these hedges, we have fixed our interest rates on $250.0 million of our floating LIBOR rate debt at an average rate of 1.1% (exclusive of borrowing margins) from September 1, 2016, through July 1, 2020.

We and our subsidiaries are subject to covenants that are contained in the 2016 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio, both as defined in the 2016 Credit Agreement. As of February 28, 2017, the minimum interest coverage ratio was 2.5x and the maximum net debt coverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of February 28, 2017, we were in compliance with all of our covenants under both our 2016 Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 11 of the Notes to the Financial Statements.

Common Stock Dividends

On April 5, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share of Class A Common Stock, $0.47 per share of Class B Convertible Common Stock and $0.47 per share of Class 1 Common Stock payable on May 24, 2017, to stockholders of record of each class on May 10, 2017. We expect to return approximately $400 million to stockholders in Fiscal 2018 through cash dividends.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2017 Authorization. Shares repurchased under this authorization have become treasury shares.

As of February 28, 2017, total shares repurchased under this authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2017 Authorization	$1,000.0	$453.1	3,006,547

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

Contractual Obligations and Commitments

The following table sets forth information about our contractual obligations outstanding at February 28, 2017. It brings together data for easy reference from our balance sheet and Notes to the Financial Statements. For a detailed discussion of the items noted in the following table, refer to Notes 10, 11, 12 and 13 of the Notes to the Financial Statements.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Notes payable to banks	$606.5	$606.5	$—	$—	$—
Long-term debt (excluding unamortized debt issuance costs and unamortized discount)	8,683.2	911.0	807.3	3,731.4	3,233.5
Interest payments on long-term debt (1)	1,423.3	271.1	499.8	364.5	287.9
Operating leases	497.7	41.6	92.0	78.6	285.5
Other long-term liabilities (2)	200.8	58.6	94.7	12.5	35.0
Purchase obligations (3)	6,443.4	1,624.6	2,458.3	1,360.4	1,000.1
Total contractual obligations	$17,854.9	$3,513.4	$3,952.1	$5,547.4	$4,842.0

(1)
Interest rates on long-term debt obligations range from 2.3% to 7.3% as of February 28, 2017. Interest payments on long-term debt obligations include amounts associated with our outstanding interest rate swap agreements to fix LIBOR interest rates on $250.0 million of our floating LIBOR rate debt. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 2.6% of our total long-term debt, as amounts are not material.

(2)
Other long-term liabilities include $32.8 million associated with expected payments for unrecognized tax benefit liabilities as of February 28, 2017, $0.5 million of which is expected to be paid in the less than one year period. The payments are reflected in the period in which we believe they will ultimately be settled based on our experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $6.7 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 12 of the Notes to the Financial Statements.

(3)
Total purchase obligations consist primarily of $5,508.1 million for contracts to purchase certain raw materials and supplies over the next thirteen fiscal years and $610.1 million for contracts to purchase equipment and services over the next three fiscal years. For a detailed discussion of our purchase obligations, refer to Note 13 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Expenditures

During Fiscal 2017, we incurred $907.4 million for capital expenditures, including $759.2 million for the Beer segment primarily for the Mexico Beer Expansion Projects. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. We plan to spend from $1.2 billion to $1.3 billion for capital expenditures for Fiscal 2018, including from $1.0 billion to $1.1 billion for the Beer segment associated primarily with the Mexico Beer Expansion Projects. The remaining Fiscal 2018 capital expenditures consist of improvements of existing operating facilities and replacements of existing equipment and/or buildings. We expect to spend the remaining amounts under the previously announced Mexico Beer Expansion Projects primarily during fiscal 2019 and fiscal 2020. Upon completion, the total spend from fiscal 2014 through fiscal 2021 for the Mexico Beer Expansion Projects is estimated to approximate $3.9 billion.

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

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 1 of our Notes to the Financial Statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business. Our critical accounting estimates include:

•
Goodwill and other intangible assets. We account for goodwill and other intangible assets by classifying intangible assets into three categories: (i)  intangible assets with definite lives subject to amortization, (ii)  intangible assets with indefinite lives not subject to amortization and (iii)  goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment or change in useful life might exist. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount or to proceed directly to performing the two-step impairment test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, a second step is performed to determine the amount of goodwill impairment we should record. In the second step, an implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill is compared to the carrying value of the goodwill. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of the goodwill. Our reporting units include the Beer segment and U.S., New Zealand and Italy for the Wine and Spirits segment. In estimating the fair value of the reporting units, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on our financial statements.

In the fourth quarter of fiscal 2017, we performed our annual goodwill impairment analysis. No indication of impairment was noted for any of our reporting units, as the estimated fair value of each of our reporting units with goodwill exceeded their carrying value. Based on this analysis, of all of our reporting units, the reporting unit with the lowest amount of estimated fair value in excess of its carrying value was the Wine and Spirits’ U.S. reporting unit with approximately 81% excess fair value. In Fiscal 2016 and Fiscal 2015, as a result of our annual goodwill impairment analyses, we concluded that there were no indications of impairment for any of our reporting units.

The most significant assumptions used in the discounted cash flows calculation to determine the estimated fair value of our reporting units in connection with impairment testing are: (i)  the discount rate, (ii)  the expected long-term growth rate and (iii)  the annual cash flow projections. As of January 1, 2017, if we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in our impairment testing of goodwill, then the changes individually would not have resulted in the carrying value of the respective reporting unit’s net assets, including its goodwill, exceeding its estimated fair value, which would indicate the potential for impairment and the requirement to measure the amount of impairment, if any.

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

In the fourth quarter of fiscal 2017, the Wine and Spirits’ U.S. business recognized a trademark impairment loss of $37.6 million in connection with our decision to discontinue certain small-scale, low-margin U.S. brands. Additionally, in the fourth quarter of fiscal 2017, the Wine and Spirits’ U.S. business recognized a trademark impairment loss of $8.4 million in connection with certain U.S. brands sold exclusively through the Canadian wine business, for which we expect future sales of these brands to be minimal subsequent to the Canadian Divestiture. No indication of impairment was noted for any of our indefinite lived intangible assets for Fiscal 2016 or Fiscal 2015.

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with impairment testing are:  (i)  the estimated royalty rate, (ii)  the discount rate, (iii)  the expected long-term growth rate and (iv)  the annual revenue projections. As of January 1, 2017, if we used a royalty rate that was 50 basis points lower or used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual revenue projections that were 100 basis points lower in our impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any unit of accounting’s carrying value exceeding its estimated fair value.

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

Accounting Guidance Not Yet Adopted

Accounting guidance adopted for Fiscal 2017 did not have a material impact on our consolidated financial statements. For further information on accounting guidance not yet adopted, refer to Note 21 in our Notes to the Financial Statements.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or joint venture investments outside the U.S. As of February 28, 2017, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 54% of our balance sheet exposures and forecasted transactional exposures for the year ending February 28, 2018, were hedged as of February 28, 2017.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 28, 2017, exposures to commodity price risk which we are currently hedging primarily include heating oil, diesel fuel, aluminum, natural gas and corn prices. Approximately 56% of our forecasted transactional exposures for the year ending February 28, 2018, were hedged as of February 28, 2017.

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

	Aggregate Notional Value		Fair Value, Net Liability		Increase in Fair Value – Hypothetical 10% Adverse Change
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
(in millions)
Foreign currency contracts	$1,371.6	$1,707.2	$57.2	$57.5	$88.6	$73.5
Commodity derivative contracts	$153.2	$198.7	$5.8	$45.2	$13.1	$13.7

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 28, 2017, and February 29, 2016, we had outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on $250.0 million and $600.0 million, respectively, of our floating LIBOR rate debt. In addition, as of February 29, 2016, we had outstanding offsetting undesignated interest rate swap agreements. There were no undesignated interest rate swap agreements outstanding as of February 28, 2017.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
(in millions)
Fixed interest rate debt	$4,693.6	$4,796.1	$(4,933.8)	$(5,016.6)	$(234.8)	$(218.1)
Variable interest rate debt	$4,596.1	$3,336.8	$(4,515.6)	$(2,643.7)	$(124.4)	$(81.5)
Interest rate swap contracts	$250.0	$1,600.0	$4.4	$(6.6)	$7.7	$(5.1)
For additional discussion on our market risk, refer to Notes 6 and 7 of the Notes to the Financial Statements.

Item 8. Financial Statements and Supplementary Data.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017

The following information is presented in this Annual Report on Form 10-K:

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2017.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited Constellation Brands, Inc.’s (the Company) internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Constellation Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Constellation Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Constellation Brands, Inc. and subsidiaries as of February 28, 2017 and February 29, 2016, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2017, and our report dated April 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York
April 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Constellation Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Brands, Inc. and subsidiaries as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Constellation Brands, Inc.’s internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 27, 2017 expressed an unqualified opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York
April 27, 2017

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	February 28, 2017	February 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$177.4	$83.1
Accounts receivable	737.0	732.5
Inventories	1,955.1	1,851.6
Prepaid expenses and other	360.5	310.4
Total current assets	3,230.0	2,977.6
Property, plant and equipment	3,932.8	3,333.4
Goodwill	7,920.5	7,138.6
Intangible assets	3,377.7	3,403.8
Other assets	141.4	111.6
Total assets	$18,602.4	$16,965.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$606.5	$408.3
Current maturities of long-term debt	910.9	856.7
Accounts payable	559.8	429.3
Accrued excise taxes	44.6	33.6
Other accrued expenses and liabilities	575.8	544.4
Total current liabilities	2,697.6	2,272.3
Long-term debt, less current maturities	7,720.7	6,816.2
Deferred income taxes	1,133.6	1,022.2
Other liabilities	165.7	162.5
Total liabilities	11,717.6	10,273.2
Commitments and contingencies (Note 13)
CBI stockholders’ equity:
Preferred Stock, $.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 257,506,184 shares and 255,558,026 shares, respectively	2.6	2.6
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,358,527 shares and 28,358,529 shares, respectively	0.3	0.3
Class 1 Common Stock, $.01 par value – Authorized, 25,000,000 shares; Issued, 2,080 shares and 2,000 shares, respectively	—	—
Additional paid-in capital	2,755.8	2,589.0
Retained earnings	7,310.0	6,090.5
Accumulated other comprehensive loss	(399.8)	(452.5)
	9,668.9	8,229.9
Less: Treasury stock –
Class A Common Stock, at cost, 86,262,971 shares and 79,454,011 shares, respectively	(2,775.5)	(1,668.1)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,777.7)	(1,670.3)
Total CBI stockholders’ equity	6,891.2	6,559.6
Noncontrolling interests	(6.4)	132.2
Total stockholders’ equity	6,884.8	6,691.8
Total liabilities and stockholders’ equity	$18,602.4	$16,965.0
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data)

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Sales	$8,061.6	$7,223.8	$6,672.1
Less – excise taxes	(730.1)	(675.4)	(644.1)
Net sales	7,331.5	6,548.4	6,028.0
Cost of product sold	(3,802.1)	(3,606.1)	(3,449.4)
Gross profit	3,529.4	2,942.3	2,578.6
Selling, general and administrative expenses	(1,392.4)	(1,177.2)	(1,078.4)
Gain on sale of business	262.4	—	—
Operating income	2,399.4	1,765.1	1,500.2
Earnings from unconsolidated investments	27.3	51.1	21.5
Interest expense	(333.3)	(313.9)	(337.7)
Loss on write-off of debt issuance costs	—	(1.1)	(4.4)
Income before income taxes	2,093.4	1,501.2	1,179.6
Provision for income taxes	(554.2)	(440.6)	(343.4)
Net income	1,539.2	1,060.6	836.2
Net (income) loss attributable to noncontrolling interests	(4.1)	(5.7)	3.1
Net income attributable to CBI	$1,535.1	$1,054.9	$839.3

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$7.79	$5.42	$4.40
Basic – Class B Convertible Common Stock	$7.07	$4.92	$4.00

Diluted – Class A Common Stock	$7.52	$5.18	$4.17
Diluted – Class B Convertible Common Stock	$6.93	$4.79	$3.83

Weighted average common shares outstanding:
Basic – Class A Common Stock	175.934	173.383	169.325
Basic – Class B Convertible Common Stock	23.353	23.363	23.397

Diluted – Class A Common Stock	204.099	203.821	201.224
Diluted – Class B Convertible Common Stock	23.353	23.363	23.397

Cash dividends declared per common share:
Class A Common Stock	$1.60	$1.24	$—
Class B Convertible Common Stock	$1.44	$1.12	$—

Comprehensive income:
Net income	$1,539.2	$1,060.6	$836.2
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	22.1	(323.3)	(191.0)
Unrealized gain (loss) on cash flow hedges	7.8	(17.2)	(20.2)
Unrealized gain (loss) on available-for-sale debt securities	0.5	(0.3)	(1.0)
Pension/postretirement adjustments	11.6	0.1	(6.0)
Other comprehensive income (loss), net of income tax effect	42.0	(340.7)	(218.2)
Comprehensive income	1,581.2	719.9	618.0
Comprehensive loss attributable to noncontrolling interests	6.6	13.4	4.4
Comprehensive income attributable to CBI	$1,587.8	$733.3	$622.4
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2014	$2.5	$0.3	$2,116.6	$4,438.2	$86.0	$(1,662.3)	$—	$4,981.3
Comprehensive income:
Net income (loss)	—	—	—	839.3	—	—	(3.1)	836.2
Other comprehensive loss, net of income tax effect	—	—	—	—	(216.9)	—	(1.3)	(218.2)
Comprehensive income								618.0
Contributions from noncontrolling interests	—	—	—	—	—	—	115.0	115.0
Shares issued under equity compensation plans	—	—	21.5	—	—	13.8	—	35.3
Stock-based compensation	—	—	54.3	—	—	—	—	54.3
Tax benefit on stock-based compensation	—	—	77.4	—	—	—	—	77.4
Balance at February 28, 2015	2.5	0.3	2,269.8	5,277.5	(130.9)	(1,648.5)	110.6	5,881.3
Comprehensive income:
Net income	—	—	—	1,054.9	—	—	5.7	1,060.6
Other comprehensive loss, net of income tax effect	—	—	—	—	(321.6)	—	(19.1)	(340.7)
Comprehensive income								719.9
Repurchase of shares	—	—	—	—	—	(33.8)	—	(33.8)
Dividends declared	—	—	—	(241.9)	—	—	—	(241.9)
Contributions from noncontrolling interests	—	—	—	—	—	—	35.0	35.0
Shares issued under equity compensation plans	0.1	—	62.3	—	—	12.0	—	74.4
Stock-based compensation	—	—	53.5	—	—	—	—	53.5
Tax benefit on stock-based compensation	—	—	203.4	—	—	—	—	203.4
Balance at February 29, 2016	2.6	0.3	2,589.0	6,090.5	(452.5)	(1,670.3)	132.2	6,691.8
Comprehensive income:
Net income	—	—	—	1,535.1	—	—	4.1	1,539.2
Other comprehensive income (loss), net of income tax effect	—	—	—	—	52.7	—	(10.7)	42.0
Comprehensive income								1,581.2
Repurchase of shares	—	—	—	—	—	(1,122.7)	—	(1,122.7)
Dividends declared	—	—	—	(315.6)	—	—	—	(315.6)
Conversion of noncontrolling equity interest to long-term debt	—	—	—	—	—	—	(132.0)	(132.0)
Shares issued under equity compensation plans	—	—	(20.1)	—	—	15.3	—	(4.8)
Stock-based compensation	—	—	55.5	—	—	—	—	55.5
Tax benefit on stock-based compensation	—	—	131.4	—	—	—	—	131.4
Balance at February 28, 2017	$2.6	$0.3	$2,755.8	$7,310.0	$(399.8)	$(2,777.7)	$(6.4)	$6,884.8
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$1,539.2	$1,060.6	$836.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	237.5	180.3	162.0
Deferred tax provision	128.7	251.0	79.3
Amortization and impairment of intangible assets	56.4	40.7	40.0
Stock-based compensation	56.1	54.0	55.0
Amortization of debt issuance costs	12.7	12.0	12.2
Gain on sale of business	(262.4)	—	—
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(49.4)	(129.8)	16.1
Inventories	(151.0)	10.1	(132.5)
Prepaid expenses and other current assets	(71.6)	45.9	(71.2)
Accounts payable	115.9	24.7	(0.8)
Accrued excise taxes	16.2	5.1	1.6
Other accrued expenses and liabilities	106.0	(116.8)	44.7
Other	(38.3)	(24.1)	38.4
Total adjustments	156.8	353.1	244.8
Net cash provided by operating activities	1,696.0	1,413.7	1,081.0

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	(1,111.0)	(1,316.4)	(310.3)
Purchases of property, plant and equipment	(907.4)	(891.3)	(719.4)
Proceeds from sale of business	575.3	—	—
Other investing activities	(18.7)	0.3	13.8
Net cash used in investing activities	(1,461.8)	(2,207.4)	(1,015.9)

Cash flows from financing activities:
Purchases of treasury stock	(1,122.7)	(33.8)	—
Principal payments of long-term debt	(971.8)	(208.7)	(605.7)
Dividends paid	(315.1)	(241.6)	—
Payments of minimum tax withholdings on stock-based payment awards	(64.9)	(38.6)	(28.4)
Payments of debt issuance and other financing costs	(14.1)	(13.3)	(13.8)
Proceeds from issuance of long-term debt	1,965.6	610.0	905.0
Net proceeds from notes payable	197.1	360.6	13.1
Excess tax benefits from stock-based payment awards	131.4	203.4	78.0
Proceeds from shares issued under equity compensation plans	59.7	113.0	63.7
Proceeds from noncontrolling interests	—	25.0	115.0
Payment of delayed purchase price arrangement	—	—	(543.3)
Net cash provided by (used in) financing activities	(134.8)	776.0	(16.4)

Effect of exchange rate changes on cash and cash equivalents	(5.1)	(9.3)	(2.5)

Net increase (decrease) in cash and cash equivalents	94.3	(27.0)	46.2
Cash and cash equivalents, beginning of year	83.1	110.1	63.9
Cash and cash equivalents, end of year	$177.4	$83.1	$110.1

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$300.4	$310.4	$325.4
Income taxes, net of refunds received	$219.6	$80.2	$169.5
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business –
Constellation Brands, Inc. and its subsidiaries operate primarily in the beverage alcohol industry. Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We are an international beverage alcohol company with a broad portfolio of consumer-preferred high-end imported and craft beer brands, and premium wine and spirits brands.

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

Selling, general and administrative expenses:
The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are included in cost of product sold. We expense advertising costs as incurred, shown or distributed. Advertising expense for the years ended February 28, 2017, February 29, 2016, and February 28, 2015, was $552.8 million, $468.3 million and $406.1 million, respectively.

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

Derivative instruments:
We enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates, commodity prices and interest rates. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize all derivatives as either assets or liabilities and measure those instruments at estimated fair value (see Note 6, Note 7). We present our derivative positions gross on our balance sheets.

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

Income taxes:
We use the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities. We provide for taxes that may be payable if undistributed earnings of foreign subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be indefinitely reinvested. Interest and penalties are recognized as a component of provision for income taxes.

Net income per common share attributable to CBI:
We have two classes of common stock with a material number of shares outstanding:  Class A Common Stock and Class B Convertible Common Stock (see Note 14). In addition, we have another class of common stock with an immaterial number of shares outstanding:  Class 1 Common Stock (See Note 14). If we pay a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder.

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

2.    ACQUISITIONS AND DIVESTITURE:

Acquisitions –
Obregon Brewery:
In December 2016, we acquired a brewery operation business in Obregon, Sonora, Mexico from Grupo Modelo, S. de R.L. de C.V., formerly known as Grupo Modelo, S.A.B. de C.V., (“Modelo”), a subsidiary of Anheuser-Busch InBev SA/NV for cash paid of $568.7 million, net of cash acquired, subject to estimated working capital adjustments due to seller of $3.1 million (the “Obregon Brewery”). The transaction primarily included the acquisition of operations; goodwill; property, plant and equipment; and inventories. The purchase accounting has not yet been finalized due primarily to an incomplete valuation of property, plant and equipment as a result of the recency of the date of the transaction. Further changes to the preliminary purchase price allocation will be recognized as valuations are finalized. This acquisition provided us with immediate functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio and flexibility for future innovation initiatives. It also enabled us to become fully independent from an interim supply agreement with Modelo, which was terminated at the time of this acquisition. The results of operations of the Obregon Brewery are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

High West:
In October 2016, we acquired all of the issued and outstanding common and preferred membership interests of High West Holdings, LLC for $136.6 million, net of cash acquired (“High West”). This transaction primarily included the acquisition of operations, goodwill, trademarks, inventories and property, plant and equipment. This acquisition included a portfolio of craft whiskeys and other select spirits. The results of operations of High West are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Charles Smith:
In October 2016, we acquired the Charles Smith Wines, LLC business, a collection of five super and ultra-premium wine brands, for $120.8 million (“Charles Smith”). This transaction primarily included the acquisition of goodwill, trademarks, inventories and certain grape supply contracts, plus an earn-out over three years based on the performance of the brands. The results of operations of Charles Smith are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Prisoner:
In April 2016, we acquired The Prisoner Wine Company business, including a portfolio of five super-luxury wine brands, for $284.9 million (“Prisoner”). This transaction primarily included the acquisition of goodwill, inventories, trademarks and certain grape supply contracts. The results of operations of Prisoner are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

Goodwill associated with the acquisition is primarily attributable to the future growth opportunities associated with the acquisition of a high-growth premium platform that enables us to compete in the growing craft beer category and further strengthened our position in the high-end U.S. beer market. None of the goodwill recognized is expected to be deductible for income tax purposes. The results of operations of Ballast Point are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Meiomi:
In August 2015, we acquired the Meiomi wine business, including the acquisition of a higher-margin, luxury growth pinot noir brand, for $316.2 million (“Meiomi”). This transaction primarily included the acquisition of goodwill, inventories, the trademark and certain grape supply contracts. The results of operations of Meiomi are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Glass production plant:
In December 2014, we completed the formation of an equally-owned joint venture with Owens-Illinois and the acquisition of a state-of-the-art glass production plant that is located adjacent to our brewery located in Nava, Coahuila, Mexico (the “Nava Brewery”). The joint venture owns and operates the glass production plant which provides bottles exclusively for our Nava Brewery. We have determined that we are the primary beneficiary of this VIE and accordingly, the results of operations of the joint venture are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition. In addition, we also purchased a high-density warehouse, land and rail infrastructure at the same site. The aggregate purchase price for all of these assets was $290.6 million, net of cash acquired, consisting primarily of property, plant and equipment and goodwill.

Casa Noble:
In September 2014, we acquired the Casa Noble super-premium tequila business, consisting primarily of goodwill and the trademark, plus an earn-out over five years based on the performance of the brands (“Casa Noble”). The results of operations of Casa Noble are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Other:
In June 2013, we acquired (i)  the remaining 50% equity interest in Crown Imports LLC (“Crown Imports”) that we did not previously own (the “Crown Acquisition”); and (ii)(a)  all of the issued and outstanding equity interests of a company which owns and operates the Nava Brewery, (ii)(b)  all of the issued and outstanding equity interests of a company which provides personnel and services for the operation and maintenance of the Nava Brewery, and (ii)(c)  an irrevocable, fully-paid license to produce in Mexico (or worldwide under certain circumstances) and exclusively import, market and sell primarily Modelo’s Mexican beer portfolio sold in the U.S. and Guam as of the date of acquisition (the “Mexican Beer Brands”), and certain extensions (all collectively referred to as the “Brewery Purchase”). The Crown Acquisition and the Brewery Purchase are collectively referred to as the “Beer Business Acquisition.”

For the year ended February 28, 2015, we made a final payment of $558.0 million, consisting of an additional purchase price payment of $543.3 million plus imputed interest of $14.7 million, in connection with the Beer Business Acquisition. We used $150.0 million of proceeds from borrowings under the revolving credit facility under our then-existing senior credit facility, $100.0 million of proceeds from borrowings under our then-existing accounts receivable securitization facilities and $308.0 million of cash on hand.

Divestiture –
Canadian Divestiture:
In December 2016, we sold the Wine and Spirits’ Canadian wine business, which included Canadian wine brands such as Jackson-Triggs and Inniskillin, wineries, vineyards, offices, facilities and Wine Rack retail stores, at a transaction value of C$1.03 billion, or $775.2 million, (the “Canadian Divestiture”). We received cash proceeds of $575.3 million, net of outstanding debt and direct costs to sell of $194.9 million and $9.9 million, respectively, subject to estimated working capital adjustments due to buyer of $4.9 million. The following table summarizes the net gain recognized in connection with this divestiture for the year ended February 28, 2017:

(in millions)
Cash received from buyer	$585.2
Net assets sold	(175.4)
AOCI reclassification adjustments, primarily foreign currency translation	(122.5)
Direct costs to sell	(9.9)
Estimated working capital adjustments to be paid	(4.9)
Other	(10.1)
Gain on sale of business	$262.4

Additionally, our Wine and Spirits’ U.S. business recognized an impairment of $8.4 million for the fourth quarter of fiscal 2017 for trademarks associated with certain U.S. brands sold exclusively through the Canadian wine business for which we expect future sales of these brands to be minimal subsequent to the Canadian Divestiture. We also recognized $12.0 million of other costs associated with the Canadian Divestiture for the year ended February 28, 2017, primarily in connection with the evaluation of the merits of executing an initial public offering for a portion of our Canadian wine business. These amounts are included in selling, general and administrative expenses. In total, for the year ended February 28, 2017, we recognized a net gain associated with the Canadian Divestiture as follows:

(in millions)
Gain on sale of business	$262.4
Impairment of trademarks	(8.4)
Other net costs	(12.0)
Net gain associated with the Canadian Divestiture and related activities	$242.0

3.    INVENTORIES:

The components of inventories are as follows:

	February 28, 2017	February 29, 2016
(in millions)
Raw materials and supplies	$149.7	$107.2
In-process inventories	1,260.1	1,218.7
Finished case goods	545.3	525.7
	$1,955.1	$1,851.6

4.    PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	February 28, 2017	February 29, 2016
(in millions)
Prepaid excise, sales and value added taxes	$136.1	$82.6
Income taxes receivable	100.4	124.5
Other	124.0	103.3
	$360.5	$310.4

5.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 28, 2017	February 29, 2016
(in millions)
Land and land improvements	$400.4	$338.7
Vineyards	232.6	244.4
Buildings and improvements	736.1	809.1
Machinery and equipment	3,079.6	2,253.8
Motor vehicles	124.2	74.3
Construction in progress	636.9	792.4
	5,209.8	4,512.7
Less – Accumulated depreciation	(1,277.0)	(1,179.3)
	$3,932.8	$3,333.4

For the years ended February 28, 2017, and February 29, 2016, we had noncash additions of $190.3 million and $158.0 million, respectively, to property, plant and equipment associated primarily with the expansion projects for our Nava Brewery. These amounts are recorded primarily in accounts payable as of February 28, 2017, and February 29, 2016.

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

	February 28, 2017	February 29, 2016
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$981.7	$731.6
Interest rate swap contracts	$250.0	$600.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$389.9	$975.6
Commodity derivative contracts	$153.2	$198.7
Interest rate swap contracts (see Note 11)	$—	$1,000.0

Cash flow hedges –
Our derivative instruments designated in hedge accounting relationships are designated as cash flow hedges. We are exposed to foreign denominated cash flow fluctuations primarily in connection with third party and intercompany sales and purchases. We primarily use foreign currency forward contracts to hedge certain of these risks. In addition, we utilize interest rate swap contracts to manage our exposure to changes in interest rates. Derivatives managing our cash flow exposures generally mature within three years or less, with a maximum maturity of five years.

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

We expect $17.1 million of net losses, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Undesignated hedges –
Certain of our derivative instruments do not qualify for hedge accounting treatment; for others, we choose not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge our exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to the repatriation of those loans or investments; and commodity prices, primarily consisting of heating oil, diesel fuel, aluminum, natural gas and corn prices. We primarily use foreign currency forward and option contracts, generally less than 12 months in duration, and commodity derivative contracts, generally less than 36 months in duration, with a maximum maturity of five years, to hedge some of these risks. Our derivative policy permits the use of undesignated derivatives as approved by senior management.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2017, the estimated fair value of derivative instruments in a net liability position due to counterparties was $61.4 million. If we were required to settle the net liability position under these derivative instruments on February 28, 2017, we would have had sufficient availability under our available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 28, 2017	February 29, 2016		February 28, 2017	February 29, 2016
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.2	$5.5	Other accrued expenses and liabilities	$30.4	$33.0
Other assets	$6.0	$1.2	Other liabilities	$37.4	$26.2
Interest rate swap contracts:
Prepaid expenses and other	$0.3	$—	Other accrued expenses and liabilities	$0.3	$1.5
Other assets	$4.4	$0.3	Other liabilities	$—	$0.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.0	$4.8	Other accrued expenses and liabilities	$2.6	$9.8
Commodity derivative contracts:
Prepaid expenses and other	$4.3	$0.6	Other accrued expenses and liabilities	$6.9	$29.3
Other assets	$1.5	$0.3	Other liabilities	$4.7	$16.8
Interest rate swap contracts:
Prepaid expenses and other	$—	$0.7	Other accrued expenses and liabilities	$—	$5.7

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Year Ended February 28, 2017
Foreign currency contracts	$(25.8)	Sales	$1.1
		Cost of product sold	(28.3)
Interest rate swap contracts	2.8	Interest expense	(4.0)
	$(23.0)		$(31.2)

For the Year Ended February 29, 2016
Foreign currency contracts	$(41.7)	Sales	$2.1
		Cost of product sold	(20.0)
Interest rate swap contracts	(1.6)	Interest expense	(8.1)
	$(43.3)		$(26.0)

For the Year Ended February 28, 2015
Foreign currency contracts	$(22.9)	Sales	$1.8
		Cost of product sold	2.6
Interest rate swap contracts	(1.1)	Interest expense	(8.3)
	$(24.0)		$(3.9)

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Year Ended February 28, 2017
Commodity derivative contracts	Cost of product sold	$16.3
Foreign currency contracts	Selling, general and administrative expenses	(26.1)
		$(9.8)

For the Year Ended February 29, 2016
Commodity derivative contracts	Cost of product sold	$(48.1)
Foreign currency contracts	Selling, general and administrative expenses	(21.1)
Interest rate swap contracts	Interest expense	(0.1)
		$(69.3)

For the Year Ended February 28, 2015
Commodity derivative contracts	Cost of product sold	$(32.7)
Foreign currency contracts	Selling, general and administrative expenses	(2.5)
Interest rate swap contracts	Interest expense	(0.1)
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
Long-term debt: The term loans under our senior credit facility are variable interest rate bearing notes which include a fixed margin which is adjustable based upon our debt ratio. The fair value of the term loans is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The fair value of the remaining long-term debt, which is primarily fixed interest rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of February 28, 2017, and February 29, 2016, due to the relatively short maturity of these instruments. As of February 28, 2017, the carrying amount of long-term debt, including the current portion, was $8,631.6 million, compared with an estimated fair value of $8,845.5 million. As of February 29, 2016, the carrying amount of long-term debt, including the current portion, was $7,672.9 million, compared with an estimated fair value of $7,252.0 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2017
Assets:
Foreign currency contracts	$—	$13.2	$—	$13.2
Commodity derivative contracts	$—	$5.8	$—	$5.8
Interest rate swap contracts	$—	$4.7	$—	$4.7
AFS debt securities	$—	$—	$9.5	$9.5
Liabilities:
Foreign currency contracts	$—	$70.4	$—	$70.4
Commodity derivative contracts	$—	$11.6	$—	$11.6
Interest rate swap contracts	$—	$0.3	$—	$0.3

February 29, 2016
Assets:
Foreign currency contracts	$—	$11.5	$—	$11.5
Commodity derivative contracts	$—	$0.9	$—	$0.9
Interest rate swap contracts	$—	$1.0	$—	$1.0
AFS debt securities	$—	$—	$4.6	$4.6
Liabilities:
Foreign currency contracts	$—	$69.0	$—	$69.0
Commodity derivative contracts	$—	$46.1	$—	$46.1
Interest rate swap contracts	$—	$7.6	$—	$7.6

Nonrecurring basis measurements –
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2017
Trademarks	$—	$—	$—	$46.0

Trademarks:
For the fourth quarter of fiscal 2017, in connection with our continued focus on the premiumization of our branded wine and spirits portfolio, a decision was made to discontinue certain small-scale, low-margin U.S. brands within our Wine and Spirits’ portfolio. As a result, trademarks with a carrying value of $37.6 million were written down to their estimated fair value, resulting in an impairment of $37.6 million.

In addition, in connection with the Canadian Divestiture in the fourth quarter of fiscal 2017, trademarks with a carrying value of $8.4 million were written down to their estimated fair value, resulting in an impairment of $8.4 million. These trademarks were associated with certain U.S. brands within our Wine and Spirits’ portfolio sold exclusively through the Canadian wine business, for which we expect future sales of these brands to be minimal subsequent to the Canadian Divestiture.

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

8.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2015	$3,776.2	$2,432.0	$6,208.2
Purchase accounting allocations (1)	761.8	203.3	965.1
Foreign currency translation adjustments	(7.9)	(26.8)	(34.7)
Balance, February 29, 2016	4,530.1	2,608.5	7,138.6
Purchase accounting allocations (2)	510.8	373.7	884.5
Canadian Divestiture (3)	—	(126.1)	(126.1)
Foreign currency translation adjustments	12.1	11.4	23.5
Balance, February 28, 2017	$5,053.0	$2,867.5	$7,920.5

(1)	Purchase accounting allocations associated with the acquisitions of Ballast Point (Beer) and Meiomi (Wine and Spirits) (see Note 2).

(2)	Preliminary purchase accounting allocations primarily associated with the acquisitions of the Obregon Brewery (Beer), and Prisoner, High West and Charles Smith (Wine and Spirits) (see Note 2).

(3)	Includes accumulated impairment losses associated with goodwill assigned to our Wine and Spirits’ Canadian reporting unit of C$289.1 million, or $216.8 million (see Note 2).

9.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	February 28, 2017		February 29, 2016
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.1	$48.6	$102.5	$60.2
Favorable interim supply agreement	—	—	68.3	2.2
Other	19.9	1.7	22.3	3.5
Total	$109.0	50.3	$193.1	65.9

Nonamortizable intangible assets
Trademarks		3,327.4		3,333.8
Other		—		4.1
Total		3,327.4		3,337.9
Total intangible assets		$3,377.7		$3,403.8
We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 28, 2017, and February 29, 2016. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $10.4 million, $40.7 million and $40.0 million for the years ended February 28, 2017, February 29, 2016, and February 28, 2015, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2018	$5.7
2019	$5.7
2020	$5.5
2021	$5.2
2022	$4.9
Thereafter	$23.3

10.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2017	February 29, 2016
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$148.5	$142.3
Promotions and advertising	116.9	109.4
Accrued interest	87.5	64.1
Income taxes payable	60.2	25.0
Derivative liabilities	40.2	79.3
Other	122.5	124.3
	$575.8	$544.4

11.    BORROWINGS:

Borrowings consist of the following:

	February 28, 2017			February 29, 2016
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$231.0	$—	$231.0	$92.0
Other	375.5	—	375.5	316.3
	$606.5	$—	$606.5	$408.3
Long-term debt
Senior Credit Facility – Term Loans	$192.5	$3,595.0	$3,787.5	$2,856.8
Senior Notes	699.9	3,917.1	4,617.0	4,716.3
Other	18.5	208.6	227.1	99.8
	$910.9	$7,720.7	$8,631.6	$7,672.9

Senior credit facility –
In July 2015, the Company, CIH International S.à r.l., a wholly-owned indirect subsidiary of ours (“CIH”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into an Amendment (“Amendment”) that amended our then existing senior credit facility (as amended, the “2015 Credit Agreement”). The principal changes effected by the Amendment were:

•	The creation of a new $1.27 billion U.S. Term A loan facility into which the existing U.S. Term A and Term A-2 loan facilities were combined and increased by $200.0 million;

•	The refinance of the existing U.S. Term A-1 loan facility and extension of its maturity to July 16, 2021;

•	The creation of a new $1.43 billion European Term A loan facility into which the existing European Term A and Term B-1 loan facilities were combined;

•	The extension of the maturity date of all tranches, other than the new U.S. Term A-1 loan facility, to July 16, 2020; and

•	The increase of the revolving credit facility by $300.0 million to $1.15 billion.

In March 2016, the Company, CIH, CIH Holdings S.à r.l., a wholly-owned indirect subsidiary of ours (“CIHH”), the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “March 2016 Restatement Agreement”) that amended and restated the 2015 Credit Agreement (as amended and restated by the March 2016 Restatement Agreement, the “March 2016 Credit Agreement”). The principal changes effected by the March 2016 Restatement Agreement were:

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

The 2016 Credit Agreement also permits us to elect, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions, to increase the revolving credit commitments or add one or more tranches of additional term loans (the “Incremental Facilities”). The Incremental Facilities may be an unlimited amount so long as our leverage ratio, as defined and computed pursuant to the 2016 Credit Agreement, is no greater than 4.00 to 1.00 for the period defined pursuant to the 2016 Credit Agreement.

The U.S. obligations under the 2016 Credit Agreement are guaranteed by certain of our U.S. subsidiaries. The European obligations under the 2016 Credit Agreement are guaranteed by us and certain of our U.S. subsidiaries. In addition, the European obligations are cross-guaranteed by the European Borrowers whereby each guarantees the others’ obligations.

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

As of February 28, 2017, information with respect to borrowings under the 2016 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A Facility (1)	U.S. Term A-1 Facility (1)	European Term A Facility (1)	European Term A-1 Facility (1)	European Term A-2 Facility (1)
(in millions)
Outstanding borrowings	$231.0	$1,169.1	$237.9	$1,316.7	$671.0	$392.8
Interest rate	2.3%	2.3%	2.5%	2.3%	2.3%	2.3%
LIBOR margin	1.5%	1.5%	1.75%	1.5%	1.5%	1.5%
Outstanding letters of credit	$16.7
Remaining borrowing capacity	$902.3

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

As of February 28, 2017, the required principal repayments of the term loans under the 2016 Credit Agreement (excluding unamortized debt issuance costs of $18.6 million) for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A Facility	U.S. Term A-1 Facility	European Term A Facility	European Term A-1 Facility	European Term A-2 Facility	Total
(in millions)
2018	$63.6	$2.4	$71.5	$35.0	$20.0	$192.5
2019	63.6	2.4	71.5	35.0	20.0	192.5
2020	63.6	2.4	71.5	35.0	20.0	192.5
2021	985.4	2.4	1,108.3	35.0	20.0	2,151.1
2022	—	228.7	—	533.8	315.0	1,077.5
Thereafter	—	—	—	—	—	—
	$1,176.2	$238.3	$1,322.8	$673.8	$395.0	$3,806.1

Interest rate swap contracts –
In April 2012, we transitioned our then existing interest rate swap agreement to a one-month LIBOR base rate versus the existing three-month LIBOR base rate by entering into a new interest rate swap agreement which was designated as a cash flow hedge for $500.0 million of our floating LIBOR rate debt. In addition, our existing interest rate swap agreement was dedesignated as a hedge. We also entered into an additional interest rate swap agreement for $500.0 million that was not designated as a hedge to offset the prospective impact of the newly undesignated interest rate swap agreement. As a result of these hedges, we fixed our interest rates on $500.0 million of our floating LIBOR rate debt at an average rate of 2.8% (exclusive of borrowing margins) through September 1, 2016. The losses in AOCI related to the dedesignated interest rate swap agreement have been reclassified from AOCI ratably into earnings in the same period in which the original hedged item was recorded in our results of operations.

We have entered into additional interest rate swap agreements, which are designated as cash flow hedges for $250.0 million of our floating LIBOR rate debt. As a result of these hedges, we have fixed our interest rates on $250.0 million of our floating LIBOR rate debt at an average rate of 1.1% (exclusive of borrowing margins) from September 1, 2016, through July 1, 2020.

For the years ended February 28, 2017, February 29, 2016, and February 28, 2015, we reclassified net losses of $4.0 million, $8.1 million and $8.3 million, net of income tax effect, respectively, from AOCI to interest expense.

Senior notes –
Our outstanding senior notes are as follows:

	Date of				Outstanding Balance (1)
	Issuance	Maturity	Interest Payments	Principal	February 28, 2017	February 29, 2016
(in millions)
7.25% Senior Notes (2) (3)	August 2006	September 2016	Mar/Sept	$700.0	$—	$699.0
7.25% Senior Notes (2) (3) (4)	January 2008	May 2017	May/Nov	$700.0	$699.9	$699.0
6% Senior Notes (2) (3)	April 2012	May 2022	May/Nov	$600.0	$594.9	$594.1
3.75% Senior Notes (2) (3)	May 2013	May 2021	May/Nov	$500.0	$497.4	$496.8
4.25% Senior Notes (2) (3)	May 2013	May 2023	May/Nov	$1,050.0	$1,043.4	$1,042.5
3.875% Senior Notes (2) (3)	November 2014	November 2019	May/Nov	$400.0	$396.8	$395.7
4.75% Senior Notes (2) (3)	November 2014	November 2024	May/Nov	$400.0	$395.4	$394.9
4.75% Senior Notes (2) (3)	December 2015	December 2025	June/Dec	$400.0	$394.8	$394.3
3.70% Senior Notes (2) (5)	December 2016	December 2026	June/Dec	$600.0	$594.4	$—

(1)	Amounts are net of unamortized discounts, where applicable, and debt issuance costs.

(2)
Senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. Guaranteed by certain of our U.S. subsidiaries on a senior unsecured basis.

(3)
Redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount plus a make whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points.

(4)	Issued in exchange for notes originally issued in May 2007.

(5)
Redeemable, in whole or in part, at our option at any time prior to September 6, 2026, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 25 basis points. On or after September 6, 2026, redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

Indentures –
Our Indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions, and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

Subsidiary credit facilities –
General:
We have additional credit arrangements totaling $442.8 million and $424.1 million as of February 28, 2017, and February 29, 2016, respectively. As of February 28, 2017, and February 29, 2016, amounts outstanding under these arrangements were $269.5 million and $157.1 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations, as well as our glass production plant joint venture (see “other long-term debt” below). Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

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

Other long-term debt:
During the year ended February 28, 2017, we recorded an immaterial adjustment related to the prior period for the noncash conversion of $132.0 million from noncontrolling equity interests to long-term debt associated with our glass production plant joint venture partner, Owens-Illinois. Additionally, we had incremental borrowings from Owens-Illinois under the contractual agreement for the year ended February 28, 2017. As of February 28, 2017, amounts outstanding under the contractual agreement are included in our consolidated balance sheet in accordance with our consolidation of this VIE. These borrowings have a maturity date of December 2064 with both a fixed and variable interest rate component. The variable interest rate is based upon certain performance measures as defined in the contractual agreement. As of February 28, 2017, amounts outstanding under the contractual agreement were $183.5 million with a weighted average interest rate of 5.1%.

Debt payments –
As of February 28, 2017, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discount of $51.1 million and $0.5 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2018	$911.0
2019	207.6
2020	599.7
2021	2,153.9
2022	1,577.5
Thereafter	3,233.5
$8,683.2

Accounts receivable securitization facilities –
On September 28, 2015, we entered into an amended 364-day revolving trade accounts receivable securitization facility (the “2015 CBI Facility”). Under the 2015 CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to our wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated by us for financial reporting purposes. Such receivables have been pledged by the CBI SPV to secure borrowings under the 2015 CBI Facility. We service the receivables for the 2015 CBI Facility. The receivable balances related to the 2015 CBI Facility are reported as accounts receivable on our balance sheets, but the receivables are at all times owned by the CBI SPV and are included on our financial statements as required by generally accepted accounting principles. On September 27, 2016, we and the CBI SPV amended the 2015 CBI Facility (as amended, the “CBI Facility”) for an additional 364-day term. Under the CBI Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the CBI Facility are recorded as secured borrowings and bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 80 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 80 basis points. The CBI Facility provides borrowing capacity of $235.0 million up to $340.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas.

Also, on September 28, 2015, Crown Imports, a wholly-owned indirect subsidiary of ours, entered into an amended 364-day revolving trade accounts receivable securitization facility (the “2015 Crown Facility”). Under the 2015 Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated by us for financial reporting purposes. Such receivables have been pledged by the Crown SPV to secure borrowings under the 2015 Crown Facility. Crown Imports services the receivables for the 2015 Crown Facility. The receivable balances related to the 2015 Crown Facility are reported as accounts receivable on our balance sheets, but the receivables are at all times owned by the Crown SPV and are included on our financial statements to comply with generally accepted accounting principles. On September 27, 2016, Crown Imports and the Crown SPV amended the 2015 Crown Facility (as amended, the “Crown Facility”) for an additional 364-day term. Under the Crown Facility, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Any borrowings under the Crown Facility are recorded as secured borrowings and bear interest as follows:

(i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 80 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 80 basis points. The Crown Facility provides borrowing capacity of $120.0 million up to $210.0 million structured to account for the seasonality of Crown Imports’ business.

As of February 28, 2017, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$206.1	1.7%	$88.9
Crown Facility	$127.0	1.7%	$13.0

12.    INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
(in millions)
Domestic	$788.0	$599.3	$481.6
Foreign	1,305.4	901.9	698.0
	$2,093.4	$1,501.2	$1,179.6

The income tax provision consisted of the following:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
(in millions)
Current
Federal	$270.8	$126.2	$195.0
State	28.5	19.9	20.1
Foreign	126.2	43.5	49.0
Total current	425.5	189.6	264.1

Deferred
Federal	113.4	232.4	84.6
State	7.5	15.6	4.8
Foreign	7.8	3.0	(10.1)
Total deferred	128.7	251.0	79.3
Income tax provision	$554.2	$440.6	$343.4

The foreign provision (benefit) for income taxes is based on foreign pretax earnings. Earnings of foreign subsidiaries would be subject to U.S. income taxation on repatriation to the U.S. We provide for taxes that may be payable if undistributed earnings of foreign subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be indefinitely reinvested.

During the third quarter of fiscal 2017, in connection with the agreement to divest the Canadian wine business and the ongoing Beer capacity expansion activities in Mexico, including the agreement to acquire the Obregon Brewery, we changed our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries. Approximately $420 million of our earnings for the year ended February 28, 2017, and all future earnings for these foreign subsidiaries are expected to be indefinitely reinvested.

Our current U.S. cash flow estimates and available borrowing capacity are expected to be sufficient to meet future domestic cash needs. Because we intend to use our historical unremitted earnings generated from our existing foreign subsidiaries to continue to support our U.S. investments in the future, our intent to repatriate those historical foreign earnings remains unchanged. Therefore, we continue to provide for anticipated tax liabilities on these amounts that are expected to be repatriated.

We have not provided for incremental U.S. income taxes on the indefinitely reinvested earnings. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, we may be subject to additional U.S. income and other taxes on such amounts of approximately $110 million.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2017	February 29, 2016
(in millions)
Deferred tax assets
Loss carryforwards	$144.0	$74.2
Stock-based compensation	43.2	50.1
Inventory	12.5	14.1
Derivative instruments	—	5.1
Insurance accruals	5.2	3.8
Employee benefits	2.5	2.8
Unrealized foreign exchange	—	1.3
Other accruals	28.4	39.4
Gross deferred tax assets	235.8	190.8
Valuation allowances	(134.1)	(35.7)
Deferred tax assets, net	101.7	155.1

Deferred tax liabilities
Intangible assets	(720.6)	(688.1)
Property, plant and equipment	(255.0)	(264.2)
Provision for unremitted earnings	(229.3)	(199.9)
Investments in equity method investees	(24.2)	(24.3)
Unrealized foreign exchange	(4.1)	—
Derivative instruments	(0.9)	—
Total deferred tax liabilities	(1,234.1)	(1,176.5)
Deferred tax liabilities, net	$(1,132.4)	$(1,021.4)
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

As of February 28, 2017, operating loss carryforwards totaling $321.2 million are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $301.6 million will expire in fiscal 2018 through fiscal 2037 and $19.6 million of operating losses in certain jurisdictions may be carried forward indefinitely. Additionally, as of February 28, 2017, federal capital losses totaling $262.9 million are being carried forward and will expire in fiscal 2022.

We have recognized valuation allowances for operating loss carryforwards, capital loss carryforwards and other deferred tax assets when we believe it is more likely than not that these items will not be realized. The increase in our valuation allowances as of February 28, 2017, primarily relates to the recognition of a full valuation allowance for the federal capital losses generated for the year ended February 28, 2017.

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 28, 2017		February 29, 2016		February 28, 2015
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(in millions, except % of pretax income data)
Income tax provision at statutory rate	$732.7	35.0%	$525.4	35.0%	$412.8	35.0%
State and local income taxes, net of federal income tax benefit	23.4	1.1%	23.1	1.5%	16.1	1.4%
Earnings of subsidiaries taxed at other than U.S. statutory rate	(160.4)	(7.6%)	(101.2)	(6.7%)	(75.3)	(6.4%)
Canadian Divestiture	(25.5)	(1.2%)	—	—%	—	—%
Miscellaneous items, net	(16.0)	(0.8%)	(6.7)	(0.5%)	(10.2)	(0.9%)
Income tax provision at effective rate	$554.2	26.5%	$440.6	29.3%	$343.4	29.1%

For the years ended February 28, 2017, February 29, 2016, and February 28, 2015, the state and local income taxes, net of federal income tax benefit, includes benefits resulting from adjustments to the current and deferred state effective tax rates. These benefits include the recognition of prior period income tax refunds, decreases in uncertain tax positions and adjustments to the current and deferred state effective tax rates. The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision for incremental U.S. taxes on unremitted earnings of certain foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
(in millions)
Balance as of March 1	$30.4	$85.5	$101.5
Increases as a result of tax positions taken during a prior period	—	0.1	0.1
Decreases as a result of tax positions taken during a prior period	(11.5)	(1.2)	(4.0)
Increases as a result of tax positions taken during the current period	21.3	3.7	7.7
Decreases related to settlements with tax authorities	—	(54.7)	(13.9)
Decreases related to lapse of applicable statute of limitations	(0.7)	(3.0)	(5.9)
Balance as of last day of February	$39.5	$30.4	$85.5

As of February 28, 2017, and February 29, 2016, we had $42.7 million and $32.3 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded on our balance sheets. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

As of February 28, 2017, and February 29, 2016, we had $39.5 million and $30.4 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.

We file U.S. Federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Canada, Luxembourg, Mexico, New Zealand and the U.S. Various U.S. Federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2017, we estimate that unrecognized tax benefit liabilities could change by a range of $1 million to $20 million. With few exceptions, we are no longer subject to U.S. Federal, state, local or foreign income tax examinations for fiscal years prior to February 28, 2009.

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

The Internal Revenue Service (“IRS”) concluded its examination of our fiscal years ended February 28, 2010, and February 28, 2011. We received a Revenue Agent’s Report (“RAR”) from the IRS proposing tax assessments for those years. We disagree with certain assessments in this report and are continuing to address these matters through the IRS Appeals process. We believe that our position will be successfully sustained. For other items that were effectively settled, we reduced our liability for uncertain tax positions and recorded a tax benefit of $31.9 million for the year ended February 29, 2016. In addition, during the year ended February 29, 2016, various U.S. state and international examinations were finalized. In total, tax benefits of $51.0 million were recorded for the year ended February 29, 2016, related to the resolution of certain tax positions in connection with those examinations and the expiration of statutes of limitation.

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

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for each of the five succeeding fiscal years and thereafter:

(in millions)
2018	$41.6
2019	46.8
2020	45.2
2021	43.2
2022	35.4
Thereafter	285.5
$497.7

Rental expense was $59.2 million, $56.1 million and $58.9 million for the years ended February 28, 2017, February 29, 2016, and February 28, 2015, respectively.

Purchase commitments and contingencies –
We have entered into various long-term contracts in the normal course of business for the purchase of (i)  certain inventory components, (ii)  property, plant and equipment and related contractor and manufacturing services, (iii)  processing and warehousing services and (iv)  certain energy requirements. As of February 28, 2017, the estimated aggregate minimum purchase obligations under these contracts are as follows:

	Type	Length of Commitment	Amount
(in millions)
Raw materials and supplies (1)	Packaging, grapes and other raw materials	through December 2029	$5,508.1
In-process inventories	Bulk wine	through February 2022	57.6
Capital expenditures (2)	Property, plant and equipment, and contractor and manufacturing services	through February 2020	610.1
Other	Processing and warehousing services, energy contracts	through May 2029	267.6
			$6,443.4

(1)
Grape purchase contracts require the purchase of grape production yielded from a specified number of acres. The actual tonnage and price of grapes that we must purchase will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the growers and suppliers under contract.

(2)
Consists of purchase commitments entered into primarily in connection with the construction of a brewery located in Mexicali, Baja California, Mexico, and the expansion projects for the Nava Brewery and the adjacent glass production plant.

Indemnification liabilities –
In connection with a prior divestiture as well as with the Canadian Divestiture, we have indemnified respective parties against certain liabilities that may arise, including those related to certain income tax matters, certain contracts with certain investees of one of the divested businesses and a certain facility in the U.K. During the year ended February 28, 2015, we were released from one of our guarantees, resulting in a gain of $7.5 million. This gain is included in selling, general and administrative expenses. As of February 28, 2017, and February 29, 2016, the carrying amount of these indemnification liabilities was $9.6 million and $3.7 million, respectively, and is included in other liabilities. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, we would be required to reimburse the indemnified party. As of February 28, 2017, we estimate that these indemnifications could require us to make potential future payments of up to $81.2 million under these indemnifications with $57.6 million of this amount able to be recovered by us from third parties under recourse provisions. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Legal matters –
In the course of our business, we are subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on our financial condition, results of operations or cash flows.

14.    STOCKHOLDERS’ EQUITY:

Common stock –
We have two classes of common stock with a material number of shares outstanding:  Class A Common Stock and Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Convertible Common Stock are entitled to ten votes per share. Holders of Class A Common Stock are entitled to one vote per share and a cash dividend premium. If we pay a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Common Stock without paying any dividend on Class B Convertible Common

Stock. However, our senior credit facility limits the cash dividends that we can pay on our common stock to a fixed amount per quarter but the fixed amount may be exceeded subject to various conditions set forth in the senior credit facility.

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

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2014	248,264,944	28,436,565	—	80,225,575	5,005,800
Conversion of shares	46,957	(46,957)	—	—	—
Exercise of stock options	2,527,458	—	—	—	—
Employee stock purchases	—	—	—	(117,301)	—
Grant of restricted stock awards	—	—	—	(6,424)	—
Vesting of restricted stock units (1)	—	—	—	(140,396)	—
Vesting of performance share units (2)	—	—	—	(288,021)	—
Cancellation of restricted shares	—	—	—	8,426	—
Balance at February 28, 2015	250,839,359	28,389,608	—	79,681,859	5,005,800
Share repurchases	—	—	—	246,143	—
Conversion of shares	31,079	(31,079)	—	—	—
Exercise of stock options	4,687,588	—	2,000	—	—
Employee stock purchases	—	—	—	(89,155)	—
Grant of restricted stock awards	—	—	—	(4,984)	—
Vesting of restricted stock units (1)	—	—	—	(157,052)	—
Vesting of performance share units (2)	—	—	—	(223,044)	—
Cancellation of restricted shares	—	—	—	244	—
Balance at February 29, 2016	255,558,026	28,358,529	2,000	79,454,011	5,005,800
Share repurchases	—	—	—	7,407,051	—
Conversion of shares	2	(2)	—	—	—
Exercise of stock options	1,948,156	—	80	—	—
Employee stock purchases	—	—	—	(77,671)	—
Grant of restricted stock awards	—	—	—	(4,088)	—
Vesting of restricted stock units (1)	—	—	—	(325,773)	—
Vesting of performance share units (2)	—	—	—	(190,559)	—
Balance at February 28, 2017	257,506,184	28,358,527	2,080	86,262,971	5,005,800

(1)
Net of 241,870 shares, 112,851 shares and 101,499 shares withheld for the years ended February 28, 2017, February 29, 2016, and February 28, 2015, respectively, to satisfy tax withholding requirements.

(2)
Net of 168,811 shares, 216,396 shares and 248,499 shares withheld for the years ended February 28, 2017, February 29, 2016, and February 28, 2015, respectively, to satisfy tax withholding requirements.

Stock repurchases –
In April 2012, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”), which was fully utilized during the year ended February 28, 2017. Shares repurchased under the 2013 Authorization have become treasury shares.

Additionally, in November 2016, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2017 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2017 Authorization have become treasury shares.

For the year ended February 28, 2017, we repurchased 4,400,504 shares of Class A Common Stock pursuant to the 2013 Authorization at an aggregate cost of $669.6 million and 3,006,547 shares of Class A Common Stock pursuant to the 2017 Authorization at an aggregate cost of $453.1 million through open market transactions.

As of February 28, 2017, total shares repurchased under these authorizations are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2013 Authorization	$1,000.0	$1,000.0	18,670,632
2017 Authorization	$1,000.0	$453.1	3,006,547

Common stock dividends –
In April 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share of Class A Common Stock, $0.47 per share of Class B Convertible Common Stock and $0.47 per share of Class 1 Common Stock payable in the first quarter of fiscal 2018.

15.    STOCK-BASED EMPLOYEE COMPENSATION:

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost and income tax benefits recognized for our stock-based awards are as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
(in millions)
Total compensation cost recognized in our results of operations	$56.1	$54.0	$55.0
Total income tax benefit recognized in our results of operations	$18.5	$17.8	$18.7

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

A summary of stock option activity, primarily under our Long-Term Stock Incentive Plan, is as follows:

	For the Years Ended
	February 28, 2017		February 29, 2016		February 28, 2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	9,541,393	$34.03	13,613,615	$25.46	15,314,074	$21.82
Granted	648,147	$157.01	838,996	$117.17	881,584	$79.86
Exercised	(1,948,236)	$25.79	(4,689,588)	$22.25	(2,527,458)	$22.02
Forfeited	(170,711)	$109.23	(220,433)	$71.75	(52,779)	$42.79
Expired	(338)	$31.92	(1,197)	$21.02	(1,806)	$19.55
Outstanding as of last day of February	8,070,255	$44.31	9,541,393	$34.03	13,613,615	$25.46
Exercisable	6,456,382	$26.66	7,348,309	$21.37	10,499,030	$19.45

As of February 28, 2017, the aggregate intrinsic value of our options outstanding and exercisable was $924.1 million and $853.3 million, respectively. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 4.7 years and 3.8 years, respectively.

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
(in millions)
Fair value of stock options vested	$20.3	$20.1	$19.6
Intrinsic value of stock options exercised	$260.4	$514.9	$185.8
Tax benefit realized from stock options exercised	$106.0	$193.5	$62.2

The weighted average grant-date fair value of stock options granted and the weighted average assumptions used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Grant-date fair value	$40.09	$31.14	$27.77
Expected life (1)	5.9 years	5.9 years	5.9 years
Expected volatility (2)	27.1%	28.5%	32.4%
Risk-free interest rate (3)	1.6%	1.6%	2.1%
Expected dividend yield (4)	1.0%	1.1%	0.0%

(1)	Based on historical experience of employees’ exercise behavior for similar type awards.

(2)	Based primarily on historical volatility levels of our Class A Common Stock.

(3)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

(4)	Based on the calculated yield on our Class A Common Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.

A summary of restricted Class A Common Stock activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2017		February 29, 2016		February 28, 2015
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Awards
Outstanding balance as of March 1, Nonvested	4,984	$119.37	117,054	$25.15	408,744	$20.18
Granted	4,088	$166.34	4,984	$119.37	6,424	$87.13
Vested	(4,984)	$119.37	(116,810)	$25.16	(289,688)	$20.90
Forfeited	—	$—	(244)	$20.60	(8,426)	$20.43
Outstanding balance as of last day of February, Nonvested	4,088	$166.34	4,984	$119.37	117,054	$25.15

Restricted Stock Units
Outstanding balance as of March 1, Nonvested	917,009	$70.23	1,063,726	$51.16	1,104,580	$39.87
Granted	174,187	$156.74	230,742	$122.60	250,923	$80.72
Vested	(567,643)	$54.29	(269,903)	$44.48	(241,895)	$32.34
Forfeited	(67,854)	$108.56	(107,556)	$58.65	(49,882)	$41.05
Outstanding balance as of last day of February, Nonvested	455,699	$117.44	917,009	$70.23	1,063,726	$51.16

	For the Years Ended
	February 28, 2017		February 29, 2016		February 28, 2015
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Performance Share Units
Outstanding balance as of March 1, Nonvested	501,261	$92.41	617,684	$58.21	798,600	$39.67
Granted	75,765	$190.33	155,671	$146.25	108,290	$99.64
Performance achievement (1)	105,330	$66.50	219,720	$38.47	268,260	$21.65
Vested	(359,370)	$60.50	(439,440)	$38.47	(536,520)	$21.65
Forfeited	(72,653)	$144.26	(52,374)	$75.42	(20,946)	$47.21
Outstanding balance as of last day of February, Nonvested	250,333	$141.91	501,261	$92.41	617,684	$58.21

(1)	Reflects the number of awards achieved above target levels based on actual performance measured at the end of the performance period.

The fair value of shares vested for our restricted Class A Common Stock awards is as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
(in millions)
Restricted stock awards	$0.8	$13.7	$23.6
Restricted stock units	$89.4	$31.7	$19.7
Performance share units	$57.2	$51.5	$43.6

The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average assumptions used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Grant-date fair value	$204.53	$153.64	$101.05
Grant-date price	$157.33	$117.08	$79.61
Performance period	2.8 years	3.0 years	3.0 years
Expected volatility (1)	20.6%	33.5%	38.2%
Risk-free interest rate (2)	1.0%	0.9%	0.8%
Expected dividend yield (3)	0.0%	0.0%	0.0%

(1)	Based primarily on historical volatility levels of our Class A Common Stock.

(2)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.

(3)	No expected dividend yield for the years ended February 28, 2017, and February 29, 2016, as units granted earn dividend equivalents.

Employee stock purchase plan –
We have a stock purchase plan (the “Employee Stock Purchase Plan”) under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 28, 2017, February 29,

2016, and February 28, 2015, employees purchased 77,671 shares, 89,155 shares and 117,301 shares, respectively, under this plan.

Other –
As of February 28, 2017, there was $76.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 2.2 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

16.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

The computation of basic and diluted net income per common share is as follows:

	For the Years Ended
	February 28, 2017		February 29, 2016		February 28, 2015
	Common Stock		Common Stock		Common Stock
	Class A	Class B	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$1,370.1	$165.0	$940.0	$114.9	$745.6	$93.7
Conversion of Class B common shares into Class A common shares	165.0	—	114.9	—	93.7	—
Effect of stock-based awards on allocated net income	—	(3.1)	—	(3.1)	—	(4.0)
Net income attributable to CBI allocated – diluted	$1,535.1	$161.9	$1,054.9	$111.8	$839.3	$89.7

Weighted average common shares outstanding – basic	175.934	23.353	173.383	23.363	169.325	23.397
Conversion of Class B common shares into Class A common shares	23.353	—	23.363	—	23.397	—
Stock-based awards, primarily stock options	4.812	—	7.075	—	8.502	—
Weighted average common shares outstanding – diluted	204.099	23.353	203.821	23.363	201.224	23.397

Net income per common share attributable to CBI – basic	$7.79	$7.07	$5.42	$4.92	$4.40	$4.00
Net income per common share attributable to CBI – diluted	$7.52	$6.93	$5.18	$4.79	$4.17	$3.83

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

Other comprehensive loss attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
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
(in millions)
For the Year Ended February 28, 2017
Other comprehensive income attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(78.3)	$(0.7)	$(79.0)
Reclassification adjustments	111.5	—	111.5
Net gain recognized in other comprehensive income	33.2	(0.7)	32.5
Unrealized loss on cash flow hedges:
Net derivative losses	(34.7)	11.7	(23.0)
Reclassification adjustments	45.2	(14.1)	31.1
Net gain recognized in other comprehensive income	10.5	(2.4)	8.1
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.4	0.1	0.5
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.4	0.1	0.5
Pension/postretirement adjustments:
Net actuarial gains	0.3	(0.1)	0.2
Reclassification adjustments	11.5	(0.1)	11.4
Net gain recognized in other comprehensive income	11.8	(0.2)	11.6
Other comprehensive income attributable to CBI	$55.9	$(3.2)	$52.7

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivative Instruments	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 29, 2016	$(390.5)	$(46.1)	$(2.8)	$(13.1)	$(452.5)
Other comprehensive income:
Other comprehensive income (loss) before reclassification adjustments	(79.0)	(23.0)	0.5	0.2	(101.3)
Amounts reclassified from accumulated other comprehensive income	111.5	31.1	—	11.4	154.0
Other comprehensive income	32.5	8.1	0.5	11.6	52.7
Balance, February 28, 2017	$(358.0)	$(38.0)	$(2.3)	$(1.5)	$(399.8)

18.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Net sales to our five largest customers represented 32.6%, 31.7% and 33.7% of our net sales for the years ended February 28, 2017, February 29, 2016, and February 28, 2015, respectively. Net sales to our five largest customers are expected to continue to represent a significant portion of our revenues. Net sales to an individual customer which amount to 10% or more of our net sales, and the associated amounts receivable from this customer as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Southern Glazer’s Wine and Spirits
Net sales	14.1%	13.4%	15.4%
Accounts receivable	32.1%	32.0%	24.4%

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

19.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of February 28, 2017, and February 29, 2016, the condensed consolidating statements of comprehensive income for the years ended February 28, 2017, February 29, 2016, and February 28, 2015, and the condensed consolidating statements of cash flows for the years ended February 28, 2017, February 29, 2016, and February 28, 2015, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial statements for our Subsidiary Guarantors are not presented because we have determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2017
Current assets:
Cash and cash equivalents	$9.6	$5.8	$162.0	$—	$177.4
Accounts receivable	2.4	18.5	716.1	—	737.0
Inventories	162.3	1,628.5	330.9	(166.6)	1,955.1
Intercompany receivable	21,927.8	28,384.7	12,410.6	(62,723.1)	—
Prepaid expenses and other	40.4	74.8	169.0	76.3	360.5
Total current assets	22,142.5	30,112.3	13,788.6	(62,813.4)	3,230.0
Property, plant and equipment	69.5	951.1	2,912.2	—	3,932.8
Investments in subsidiaries	13,884.2	125.0	—	(14,009.2)	—
Goodwill	—	6,589.9	1,330.6	—	7,920.5
Intangible assets	—	955.1	2,422.6	—	3,377.7
Intercompany notes receivable	5,074.5	188.3	100.6	(5,363.4)	—
Other assets	17.9	77.2	46.3	—	141.4
Total assets	$41,188.6	$38,998.9	$20,600.9	$(82,186.0)	$18,602.4

Current liabilities:
Notes payable to banks	$231.0	$—	$375.5	$—	$606.5
Current maturities of long-term debt	767.9	16.3	126.7	—	910.9
Accounts payable	47.6	146.2	366.0	—	559.8
Accrued excise taxes	17.8	26.0	0.8	—	44.6
Intercompany payable	27,675.4	22,786.3	12,261.4	(62,723.1)	—
Other accrued expenses and liabilities	252.4	138.8	153.0	31.6	575.8
Total current liabilities	28,992.1	23,113.6	13,283.4	(62,691.5)	2,697.6
Long-term debt, less current maturities	5,260.2	23.0	2,437.5	—	7,720.7
Deferred income taxes	13.3	823.2	297.1	—	1,133.6
Intercompany notes payable	—	5,334.0	29.4	(5,363.4)	—
Other liabilities	31.8	18.9	115.0	—	165.7
Total liabilities	34,297.4	29,312.7	16,162.4	(68,054.9)	11,717.6
Total CBI stockholders’ equity	6,891.2	9,686.2	4,444.9	(14,131.1)	6,891.2
Noncontrolling interests	—	—	(6.4)	—	(6.4)
Total stockholders’ equity	6,891.2	9,686.2	4,438.5	(14,131.1)	6,884.8
Total liabilities and stockholders’ equity	$41,188.6	$38,998.9	$20,600.9	$(82,186.0)	$18,602.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 29, 2016
Current assets:
Cash and cash equivalents	$6.0	$4.2	$72.9	$—	$83.1
Accounts receivable	0.4	22.3	709.8	—	732.5
Inventories	151.6	1,483.5	344.0	(127.5)	1,851.6
Intercompany receivable	17,459.3	23,758.9	9,393.5	(50,611.7)	—
Prepaid expenses and other	29.6	67.8	281.1	(68.1)	310.4
Total current assets	17,646.9	25,336.7	10,801.3	(50,807.3)	2,977.6
Property, plant and equipment	63.2	879.8	2,390.4	—	3,333.4
Investments in subsidiaries	13,047.2	19.0	—	(13,066.2)	—
Goodwill	—	6,376.4	762.2	—	7,138.6
Intangible assets	—	970.9	2,430.8	2.1	3,403.8
Intercompany notes receivable	4,705.9	86.6	—	(4,792.5)	—
Other assets	20.0	69.6	22.0	—	111.6
Total assets	$35,483.2	$33,739.0	$16,406.7	$(68,663.9)	$16,965.0

Current liabilities:
Notes payable to banks	$—	$—	$408.3	$—	$408.3
Current maturities of long-term debt	765.6	18.0	73.1	—	856.7
Accounts payable	37.7	100.7	290.9	—	429.3
Accrued excise taxes	14.7	14.7	4.2	—	33.6
Intercompany payable	22,293.3	19,018.6	9,299.8	(50,611.7)	—
Other accrued expenses and liabilities	349.1	185.1	119.4	(109.2)	544.4
Total current liabilities	23,460.4	19,337.1	10,195.7	(50,720.9)	2,272.3
Long-term debt, less current maturities	5,421.4	26.3	1,368.5	—	6,816.2
Deferred income taxes	11.9	734.8	275.5	—	1,022.2
Intercompany notes payable	—	4,776.6	15.9	(4,792.5)	—
Other liabilities	29.9	39.1	93.5	—	162.5
Total liabilities	28,923.6	24,913.9	11,949.1	(55,513.4)	10,273.2
Total CBI stockholders’ equity	6,559.6	8,825.1	4,325.4	(13,150.5)	6,559.6
Noncontrolling interests	—	—	132.2	—	132.2
Total stockholders’ equity	6,559.6	8,825.1	4,457.6	(13,150.5)	6,691.8
Total liabilities and stockholders’ equity	$35,483.2	$33,739.0	$16,406.7	$(68,663.9)	$16,965.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2017
Sales	$2,832.6	$6,453.2	$3,125.0	$(4,349.2)	$8,061.6
Less – excise taxes	(351.9)	(321.1)	(57.1)	—	(730.1)
Net sales	2,480.7	6,132.1	3,067.9	(4,349.2)	7,331.5
Cost of product sold	(1,974.5)	(4,433.1)	(1,653.8)	4,259.3	(3,802.1)
Gross profit	506.2	1,699.0	1,414.1	(89.9)	3,529.4
Selling, general and administrative expenses	(417.2)	(800.8)	(222.8)	48.4	(1,392.4)
Gain on sale of business	(23.4)	(4.3)	290.1	—	262.4
Operating income	65.6	893.9	1,481.4	(41.5)	2,399.4
Equity in earnings (losses) of equity method investees and subsidiaries	1,657.4	33.3	(0.8)	(1,662.6)	27.3
Interest income	0.4	—	1.4	—	1.8
Intercompany interest income	227.1	311.5	—	(538.6)	—
Interest expense	(280.0)	(1.5)	(53.6)	—	(335.1)
Intercompany interest expense	(311.1)	(226.7)	(0.8)	538.6	—
Income before income taxes	1,359.4	1,010.5	1,427.6	(1,704.1)	2,093.4
(Provision for) benefit from income taxes	175.7	(396.2)	(337.2)	3.5	(554.2)
Net income	1,535.1	614.3	1,090.4	(1,700.6)	1,539.2
Net income attributable to noncontrolling interests	—	—	(4.1)	—	(4.1)
Net income attributable to CBI	$1,535.1	$614.3	$1,086.3	$(1,700.6)	$1,535.1

Comprehensive income attributable to CBI	$1,587.8	$614.1	$1,108.7	$(1,722.8)	$1,587.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 29, 2016
Sales	$2,522.8	$5,614.9	$3,024.5	$(3,938.4)	$7,223.8
Less – excise taxes	(332.6)	(281.1)	(61.7)	—	(675.4)
Net sales	2,190.2	5,333.8	2,962.8	(3,938.4)	6,548.4
Cost of product sold	(1,759.6)	(3,906.2)	(1,823.8)	3,883.5	(3,606.1)
Gross profit	430.6	1,427.6	1,139.0	(54.9)	2,942.3
Selling, general and administrative expenses	(378.4)	(652.6)	(176.5)	30.3	(1,177.2)
Operating income	52.2	775.0	962.5	(24.6)	1,765.1
Equity in earnings of equity method investees and subsidiaries	1,224.2	31.2	0.5	(1,229.3)	26.6
Dividend income	—	—	24.5	—	24.5
Interest income	0.2	—	0.6	—	0.8
Intercompany interest income	191.4	268.0	0.1	(459.5)	—
Interest expense	(290.1)	(0.2)	(24.4)	—	(314.7)
Intercompany interest expense	(267.4)	(191.3)	(0.8)	459.5	—
Loss on write-off of debt issuance costs	(0.4)	—	(0.7)	—	(1.1)
Income before income taxes	910.1	882.7	962.3	(1,253.9)	1,501.2
(Provision for) benefit from income taxes	144.8	(346.3)	(247.4)	8.3	(440.6)
Net income	1,054.9	536.4	714.9	(1,245.6)	1,060.6
Net income attributable to noncontrolling interests	—	—	(5.7)	—	(5.7)
Net income attributable to CBI	$1,054.9	$536.4	$709.2	$(1,245.6)	$1,054.9

Comprehensive income attributable to CBI	$733.3	$531.9	$383.7	$(915.6)	$733.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2015
Sales	$2,406.4	$5,078.3	$3,004.1	$(3,816.7)	$6,672.1
Less – excise taxes	(324.8)	(251.6)	(67.7)	—	(644.1)
Net sales	2,081.6	4,826.7	2,936.4	(3,816.7)	6,028.0
Cost of product sold	(1,678.4)	(3,629.0)	(1,870.3)	3,728.3	(3,449.4)
Gross profit	403.2	1,197.7	1,066.1	(88.4)	2,578.6
Selling, general and administrative expenses	(388.2)	(470.1)	(273.4)	53.3	(1,078.4)
Operating income	15.0	727.6	792.7	(35.1)	1,500.2
Equity in earnings of equity method investees and subsidiaries	828.0	24.6	1.2	(832.3)	21.5
Interest income	0.1	—	1.3	—	1.4
Intercompany interest income	177.8	222.7	—	(400.5)	—
Interest expense	(296.4)	(1.4)	(41.3)	—	(339.1)
Intercompany interest expense	(222.0)	(177.6)	(0.9)	400.5	—
Loss on write-off of debt issuance costs	—	—	(4.4)	—	(4.4)
Income before income taxes	502.5	795.9	748.6	(867.4)	1,179.6
(Provision for) benefit from income taxes	336.8	(295.5)	(395.7)	11.0	(343.4)
Net income	839.3	500.4	352.9	(856.4)	836.2
Net loss attributable to noncontrolling interests	—	—	3.1	—	3.1
Net income attributable to CBI	$839.3	$500.4	$356.0	$(856.4)	$839.3

Comprehensive income attributable to CBI	$622.4	$503.7	$132.2	$(635.9)	$622.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2017
Net cash provided by operating activities	$171.9	$1,152.1	$1,027.4	$(655.4)	$1,696.0

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	—	(284.9)	(826.1)	—	(1,111.0)
Purchases of property, plant and equipment	(12.8)	(160.8)	(733.8)	—	(907.4)
Proceeds from sale of business	(9.9)	—	585.2	—	575.3
Net proceeds from intercompany notes	430.1	17.7	—	(447.8)	—
Net returns of capital from equity affiliates	470.7	—	—	(470.7)	—
Other investing activities	0.7	(0.1)	(19.3)	—	(18.7)
Net cash provided by (used in) investing activities	878.8	(428.1)	(994.0)	(918.5)	(1,461.8)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(868.7)	868.7	—
Net returns of capital to equity affiliates	—	(31.2)	(226.2)	257.4	—
Net proceeds from (repayments of) intercompany notes	141.2	(608.7)	19.7	447.8	—
Purchases of treasury stock	(1,122.7)	—	—	—	(1,122.7)
Principal payments of long-term debt	(767.6)	(20.6)	(183.6)	—	(971.8)
Dividends paid	(315.1)	—	—	—	(315.1)
Payments of minimum tax withholdings on stock-based payment awards	—	(61.9)	(3.0)	—	(64.9)
Payments of debt issuance costs and other financing costs	(5.0)	—	(9.1)	—	(14.1)
Proceeds from issuance of long-term debt	600.0	—	1,365.6	—	1,965.6
Net proceeds from (repayments of) notes payable	231.0	—	(33.9)	—	197.1
Excess tax benefits from stock-based payment awards	131.4	—	—	—	131.4
Proceeds from shares issued under equity compensation plans	59.7	—	—	—	59.7
Net cash provided by (used in) financing activities	(1,047.1)	(722.4)	60.8	1,573.9	(134.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5.1)	—	(5.1)

Net increase in cash and cash equivalents	3.6	1.6	89.1	—	94.3
Cash and cash equivalents, beginning of year	6.0	4.2	72.9	—	83.1
Cash and cash equivalents, end of year	$9.6	$5.8	$162.0	$—	$177.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2016
Net cash provided by (used in) operating activities	$(476.2)	$1,249.6	$667.8	$(27.5)	$1,413.7

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	—	(1,314.7)	(1.7)	—	(1,316.4)
Purchases of property, plant and equipment	(14.1)	(61.6)	(815.6)	—	(891.3)
Net proceeds from intercompany notes	143.9	44.9	—	(188.8)	—
Net investments in equity affiliates	(550.1)	—	—	550.1	—
Other investing activities	3.5	0.2	(3.4)	—	0.3
Net cash used in investing activities	(416.8)	(1,331.2)	(820.7)	361.3	(2,207.4)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(88.8)	88.8	—
Net contributions from equity affiliates	60.9	266.8	283.7	(611.4)	—
Net proceeds from (repayments of) intercompany notes	250.4	(106.4)	(332.8)	188.8	—
Purchases of treasury stock	(33.8)	—	—	—	(33.8)
Principal payments of long-term debt	(64.5)	(39.4)	(104.8)	—	(208.7)
Dividends paid	(241.6)	—	—	—	(241.6)
Payments of minimum tax withholdings on stock-based payment awards	—	(35.9)	(2.7)	—	(38.6)
Payments of debt issuance costs and other financing costs	(13.3)	—	—	—	(13.3)
Proceeds from issuance of long-term debt	600.0	—	10.0	—	610.0
Net proceeds from notes payable	—	—	360.6	—	360.6
Excess tax benefits from stock-based payment awards	203.4	—	—	—	203.4
Proceeds from shares issued under equity compensation plans	113.0	—	—	—	113.0
Proceeds from noncontrolling interests	—	—	25.0	—	25.0
Net cash provided by financing activities	874.5	85.1	150.2	(333.8)	776.0

Effect of exchange rate changes on cash and cash equivalents	—	—	(9.3)	—	(9.3)

Net increase (decrease) in cash and cash equivalents	(18.5)	3.5	(12.0)	—	(27.0)
Cash and cash equivalents, beginning of year	24.5	0.7	84.9	—	110.1
Cash and cash equivalents, end of year	$6.0	$4.2	$72.9	$—	$83.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2015
Net cash provided by (used in) operating activities	$(553.6)	$784.5	$850.1	$—	$1,081.0

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	—	(310.3)	—	(310.3)
Purchases of property, plant and equipment	(23.1)	(83.7)	(612.6)	—	(719.4)
Net proceeds from intercompany notes	485.4	—	—	(485.4)	—
Net investments in equity affiliates	(2.6)	—	—	2.6	—
Other investing activities	(0.1)	(5.6)	19.5	—	13.8
Net cash provided by (used in) investing activities	459.6	(89.3)	(903.4)	(482.8)	(1,015.9)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(38.8)	38.8	—
Net contributions from (returns of capital to) equity affiliates	—	(31.5)	72.9	(41.4)	—
Net proceeds from (repayments of) intercompany notes	(262.8)	(618.1)	395.5	485.4	—
Principal payments of long-term debt	(549.2)	(19.6)	(36.9)	—	(605.7)
Payments of minimum tax withholdings on stock-based payment awards	—	(26.1)	(2.3)	—	(28.4)
Payments of debt issuance costs and other financing costs	(11.7)	—	(2.1)	—	(13.8)
Proceeds from issuance of long-term debt	800.0	—	105.0	—	905.0
Net proceeds from notes payable	—	—	13.1	—	13.1
Excess tax benefits from stock-based payment awards	78.0	—	—	—	78.0
Proceeds from shares issued under equity compensation plans	63.7	—	—	—	63.7
Proceeds from noncontrolling interests	—	—	115.0	—	115.0
Payment of delayed purchase price arrangement	—	—	(543.3)	—	(543.3)
Net cash provided by (used in) financing activities	118.0	(695.3)	78.1	482.8	(16.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2.5)	—	(2.5)

Net increase (decrease) in cash and cash equivalents	24.0	(0.1)	22.3	—	46.2
Cash and cash equivalents, beginning of year	0.5	0.8	62.6	—	63.9
Cash and cash equivalents, end of year	$24.5	$0.7	$84.9	$—	$110.1

20.    BUSINESS SEGMENT INFORMATION:

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

In addition, management excludes items that affect comparability (“Comparable Adjustments”) from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and segment management compensation are evaluated based upon core segment operating income (loss). As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these Comparable Adjustments.

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$23.4	$29.5	$4.4
Net gain (loss) on undesignated commodity derivative contracts	16.3	(48.1)	(32.7)
Flow through of inventory step-up	(20.1)	(18.4)	—
Amortization of favorable interim supply agreement	(2.2)	(31.7)	(28.4)
Other losses	—	—	(2.8)
Total cost of product sold	17.4	(68.7)	(59.5)

Selling, general and administrative expenses
Impairment of intangible assets	(37.6)	—	—
Costs associated with the Canadian Divestiture and related activities	(20.4)	—	—
Transaction, integration and other acquisition-related costs	(14.2)	(15.4)	(30.5)
Restructuring and related charges	(0.9)	(16.4)	—
Other gains (losses)	(2.6)	—	7.2
Total selling, general and administrative expenses	(75.7)	(31.8)	(23.3)

Gain on sale of business	262.4	—	—

Comparable Adjustments, Operating income (loss)	$204.1	$(100.5)	$(82.8)

The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. Segment information is as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
(in millions)
Beer
Net sales	$4,229.3	$3,622.6	$3,188.6
Segment operating income	$1,534.4	$1,264.1	$1,017.8
Long-lived tangible assets	$2,810.0	$2,187.8	$1,485.6
Total assets	$11,325.3	$9,900.7	$8,281.0
Capital expenditures	$759.2	$800.3	$587.3
Depreciation and amortization	$114.9	$61.5	$45.4

Wine and Spirits
Net sales:
Wine	$2,739.3	$2,591.4	$2,523.4
Spirits	362.9	334.4	316.0
Net sales	$3,102.2	$2,925.8	$2,839.4
Segment operating income	$800.8	$727.0	$674.3
Earnings from unconsolidated investments	$29.2	$26.6	$21.5
Long-lived tangible assets	$992.9	$1,039.8	$1,071.8
Investments in equity method investees	$77.6	$76.2	$73.5
Total assets	$6,976.6	$6,770.4	$6,508.2
Capital expenditures	$100.0	$81.7	$96.8
Depreciation and amortization	$99.4	$100.2	$100.0

Corporate Operations and Other
Segment operating loss	$(139.9)	$(125.5)	$(109.1)
Losses from unconsolidated investments	$(0.2)	$—	$—
Long-lived tangible assets	$129.9	$105.8	$124.2
Investments in equity method investees	$21.1	$6.0	$—
Total assets	$300.5	$293.9	$303.8
Capital expenditures	$48.2	$9.3	$35.3
Depreciation and amortization	$31.4	$27.6	$28.2

Comparable Adjustments
Operating income (loss)	$204.1	$(100.5)	$(82.8)
Earnings (losses) from unconsolidated investments	$(1.7)	$24.5	$—
Depreciation and amortization	$2.2	$31.7	$28.4

Consolidated
Net sales	$7,331.5	$6,548.4	$6,028.0
Operating income	$2,399.4	$1,765.1	$1,500.2
Earnings from unconsolidated investments	$27.3	$51.1	$21.5
Long-lived tangible assets	$3,932.8	$3,333.4	$2,681.6
Investments in equity method investees	$98.7	$82.2	$73.5
Total assets	$18,602.4	$16,965.0	$15,093.0
Capital expenditures	$907.4	$891.3	$719.4
Depreciation and amortization	$247.9	$221.0	$202.0

Earnings from unconsolidated investments consist of equity in earnings from equity method investees of $27.3 million, $26.6 million and $21.5 million for the years ended February 28, 2017, February 29, 2016, and February 28, 2015, respectively, and dividend income from a retained interest in a previously divested business of $24.5 million for the year ended February 29, 2016.

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in New Zealand, Italy and Canada for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer.

Geographic data is as follows:

	For the Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
(in millions)
Net sales
U.S.	$6,807.7	$5,960.9	$5,360.0
Non-U.S. (primarily Canada)	523.8	587.5	668.0
	$7,331.5	$6,548.4	$6,028.0

	February 28, 2017	February 29, 2016
(in millions)
Long-lived tangible assets
U.S.	$1,037.6	$933.3
Non-U.S. (primarily Mexico)	2,895.2	2,400.1
	$3,932.8	$3,333.4

21.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

Revenue recognition –
In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five step process will be utilized to recognize revenue, as follows:  (i)  identify the contract with a customer, (ii)  identify the performance obligations in the contract, (iii)  determine the transaction price, (iv)  allocate the transaction price to the performance obligations in the contract and (v)  recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this guidance for our annual and interim periods beginning March 1, 2018, utilizing one of two methods:  retrospective restatement for each reporting period presented at time of adoption, or a modified retrospective approach with the cumulative effect of initially applying this guidance recognized at the date of initial application.

We intend to implement this guidance under the retrospective approach. Based on our preliminary review, we expect that the broad definition of variable consideration under this guidance will require us to estimate and record certain variable payments resulting from various sales incentives earlier than we currently record them. We do not expect this change to have a material impact on our consolidated financial statements. We are currently preparing to implement changes to our accounting policies, systems and controls to support the new revenue recognition and disclosure requirements.

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

Stock compensation –
In March 2016, the FASB issued guidance which amends, among other items, the accounting for income taxes related to share-based compensation and the related classification in the statement of cash flows. This guidance requires the recognition of excess tax benefits and deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or settlement date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Through February 28, 2017, these amounts were recognized in additional paid-in capital at the time of vesting or settlement. In addition, these amounts will be classified as an operating activity in the statement of cash flows instead of as a financing activity where they are currently recorded. This guidance will also impact our calculation of diluted earnings per share under the treasury stock method, as excess tax benefits and deficiencies resulting from share-based compensation are no longer included in the assumed proceeds calculation.

For the years ended February 28, 2017, February 29, 2016, and February 28, 2015, we recognized excess tax benefits of $131.4 million, $203.4 million and $78.0 million, respectively, in additional paid-in capital. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of the amended standard, as any excess tax benefits recognized will be dependent upon future stock prices, employee exercise behavior and applicable tax rates. We adopted this guidance on March 1, 2017, on a prospective basis.

22.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	May 31, 2016	August 31, 2016	November 30, 2016	February 28, 2017	Full Year
(in millions, except per share data)
Fiscal 2017
Net sales	$1,871.8	$2,021.2	$1,810.5	$1,628.0	$7,331.5
Gross profit	$881.3	$969.0	$891.4	$787.7	$3,529.4
Net income attributable to CBI (1)	$318.3	$358.9	$405.9	$452.0	$1,535.1
Net income per common share attributable to CBI (1) (2):
Basic – Class A Common Stock	$1.61	$1.81	$2.04	$2.34	$7.79
Basic – Class B Convertible Common Stock	$1.46	$1.64	$1.85	$2.12	$7.07
Diluted – Class A Common Stock	$1.55	$1.75	$1.98	$2.26	$7.52
Diluted – Class B Convertible Common Stock	$1.43	$1.61	$1.82	$2.09	$6.93

	QUARTER ENDED
	May 31, 2015	August 31, 2015	November 30, 2015	February 29, 2016	Full Year
(in millions, except per share data)
Fiscal 2016
Net sales	$1,631.3	$1,733.4	$1,640.5	$1,543.2	$6,548.4
Gross profit	$737.1	$775.6	$733.5	$696.1	$2,942.3
Net income attributable to CBI	$238.6	$302.4	$270.5	$243.4	$1,054.9
Net income per common share attributable to CBI (2):
Basic – Class A Common Stock	$1.24	$1.56	$1.39	$1.23	$5.42
Basic – Class B Convertible Common Stock	$1.12	$1.42	$1.26	$1.12	$4.92
Diluted – Class A Common Stock	$1.18	$1.49	$1.33	$1.19	$5.18
Diluted – Class B Convertible Common Stock	$1.09	$1.38	$1.22	$1.10	$4.79

(1)	Includes gain on sale of business, net of income tax effect, of $196.1 million for the fourth quarter of fiscal 2017 in connection with the Canadian Divestiture.

(2)
The sum of the quarterly net income per common share for Fiscal 2017 and Fiscal 2016 may not equal the total computed for the respective years as the net income per common share is computed independently for each of the quarters presented and for the full year.

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

Internal Control over Financial Reporting

(a)	See page 52 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 53 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, our independent registered public accounting firm, which is incorporated herein by reference.

(c)
In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)), no changes were identified in our internal control over financial reporting during our fiscal quarter ended February 28, 2017 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 18, 2017, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 18, 2017, under those sections of the Proxy Statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 18, 2017, under that section of the Proxy Statement to be titled “Beneficial Ownership.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 28, 2017. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,973,565	(1)	$44.31	(2)	14,901,443	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	8,973,565		$44.31		14,901,443

(1)
Includes 447,611 shares of unvested performance share units and 455,699 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, which ranges from 100% to 200% of the target shares granted. We currently estimate that 113,740 of the target shares granted will be awarded at 200% of target; 95,057 of the target shares granted will be awarded at 100% of target and 41,536 of the target shares granted will be awarded at less than 100% of target based upon our expectations as of February 28, 2017, regarding the achievement of specified performance targets.

(2)	Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.

(3)
Includes 1,574,880 shares of Class A Common Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 42,500 shares are subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 18, 2017, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 18, 2017, under that section of the Proxy Statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – February 28, 2017, and February 29, 2016

Consolidated Statements of Comprehensive Income for the years ended February 28, 2017, February 29, 2016, and February 28, 2015

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2017, February 29, 2016, and February 28, 2015

Consolidated Statements of Cash Flows for the years ended February 28, 2017, February 29, 2016, and February 28, 2015

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 110 of this Report. The Index to Exhibits is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2017	CONSTELLATION BRANDS, INC.

	By:	/s/ Robert Sands
Robert Sands, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands	/s/ David Klein
Robert Sands, Director, President and Chief Executive Officer (principal executive officer)	David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
April 27, 2017	April 27, 2017

/s/ Richard Sands	/s/ Frederic Cumenal
Richard Sands, Director and Chairman of the Board	Frederic Cumenal, Director
April 27, 2017	April 27, 2017

/s/ Jerry Fowden	/s/ Barry Fromberg
Jerry Fowden, Director	Barry Fromberg, Director
April 27, 2017	April 27, 2017

/s/ Robert L. Hanson	/s/ Ernesto M. Hernández
Robert L. Hanson, Director	Ernesto M. Hernández, Director
April 27, 2017	April 27, 2017

/s/ James A. Locke III	/s/ Daniel J. McCarthy
James A. Locke III, Director	Daniel J. McCarthy, Director
April 27, 2017	April 27, 2017

/s/ Judy A. Schmeling	/s/ Keith E. Wandell
Judy A. Schmeling, Director	Keith E. Wandell, Director
April 27, 2017	April 27, 2017

INDEX TO EXHIBITS
Exhibit No.
2.1
Membership Interest Purchase Agreement, dated as of June 28, 2012, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated June 28, 2012, filed November 9, 2012 and incorporated herein by reference). +#

2.2
Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference). +

2.3
First Amendment dated as of April 19, 2013, to the Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference). +

2.4
Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference). +

2.5
First Amendment dated as of April 19, 2013, to the Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference). +

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.3
Amended and Restated By-Laws of the Company, amended as of October 4, 2016 (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 and incorporated herein by reference).

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

4.17
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

4.18
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

4.19
Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference).

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

4.26
Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and incorporated by reference).

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

4.30
Joinder Agreement, dated as of June 7, 2013, between CIH International S.à r.l., and Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

10.1
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

10.2
Form of Stock Option Amendment pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.3
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference). *#

10.4
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 26, 2007) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007 and before April 1, 2008) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.6
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.7
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference). *#

10.8
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.9
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 28, 2014) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference). *#

10.10
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 25, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *

10.11
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.12
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.13
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 26, 2013 and before April 28, 2014) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference). *

10.14
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *

10.15
Form of Restricted Stock Unit Agreement with respect to Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015 and before April 25, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference). *

10.16
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.17
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.18
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *

10.19
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (providing for ratable vesting over three years) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.20
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *

10.21
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015 and before April 25, 2016) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference). *

10.22
Form of Performance Share Unit Agreement for Non-Executive Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.23
Form of Performance Share Unit Agreement for Non-Executive Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015 and before April 25, 2016) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2015 and incorporated herein by reference). *

10.24
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.25
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.26
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to specified performance criteria) (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.27
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class A Common Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 26, 2007, filed July 31, 2007 and incorporated herein by reference). *#

10.28
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 17, 2008) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.29
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.30
Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference). *#

10.31
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference). *#

10.32
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012 and before July 23, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

10.33
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014 and before July 20, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *

10.34
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2016, filed July 22, 2016 and incorporated herein by reference). *

10.35
Form of Restricted Stock Award Agreement for Directors with respect to awards of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 20, 2016) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 20, 2016, filed July 22, 2016 and incorporated herein by reference). *

10.36
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 20, 2016) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 20, 2016, filed July 22, 2016 and incorporated herein by reference). *

10.37
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

10.38
Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference). *#

10.39
First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference). *#

10.40
Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference). *#

10.41
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.42
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.43
First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). *#

10.44
Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference). *

10.45
Amended and Restated Guarantee Agreement, dated as of June 7, 2013, made by the subsidiaries of the Company from time to time party thereto and Constellation Brands, Inc., in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Credit Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

10.46
Cross-Guarantee Agreement, dated as of March 10, 2016, by and among CIH International S.à r.l., CIH Holdings S.à r.l., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2016, filed March 15, 2016 and incorporated herein by reference).

10.47
Amended and Restated Cross-Guarantee Agreement, dated as of October 13, 2016, by and among CIH International S.à r.l., CIH Holdings S.à r.l., CB International Finance S.à r.l., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2016, filed October 18, 2016 and incorporated herein by reference).

10.48	Form of U.S. Pledge Agreement (filed as Exhibit D-1 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.49	Form of Luxembourg Equity Pledge Agreement (filed as Exhibit D-2 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.50	Form of Luxembourg PEC Pledge Agreement (filed as Exhibit D-3 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.51	Form of Barbados Charge Over Shares (filed as Exhibit D-4 to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 2, 2013, filed May 7, 2013 and incorporated herein by reference).

10.52	Form of Mexican Pledge Agreement (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and incorporated herein by reference).

10.53
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its President and Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated and filed May 21, 2008, and incorporated herein by reference). *#

10.54
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Other Executive Officers (other than Messrs. Wright, Hackett, Kane, Newlands and Klein) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated and filed May 21, 2008 and incorporated herein by reference). *#

10.55
Executive Employment Agreement dated November 19, 2010, between Constellation Brands, Inc. and John Ashforth Wright (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and incorporated herein by reference). *#

10.56
Executive Employment Agreement effective as of August 1, 2016, between Constellation Brands Canada, Inc. and John A. Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2016, filed June 15, 2016 and incorporated herein by reference). *

10.57
Retention Bonus Agreement dated November 24, 2016 between Constellation Brands Canada, Inc. and John A. (Jay) Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2016, filed November 28, 2016 and incorporated herein by reference). *

10.58
Executive Employment Agreement made as of June 17, 2013, among Crown Imports LLC, Constellation Brands, Inc., and William F. Hackett (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference). *

10.59
Executive Employment Agreement dated February 27, 2017, among Crown Imports LLC, Constellation Brands, Inc., and William F. Hackett (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2017, filed February 28, 2017 and incorporated herein by reference). *

10.60
Executive Employment Agreement made as of June 17, 2013, between Constellation Brands, Inc. and Thomas M. Kane (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference). *

10.61
Executive Employment Agreement made as of January 26, 2015, between Constellation Brands, Inc. and William A. Newlands (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.62
Executive Employment Agreement made as of June 29, 2015, between Constellation Brands, Inc. and David Klein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2015, filed July 2, 2015 and incorporated herein by reference). *

10.63
Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +

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

99.4
Final Judgment filed with the United States District Court for the District of Columbia on October 24, 2013, together with Exhibits B and C (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference).

101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2017 and February 29, 2016; (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2017, February 29, 2016 and February 28, 2015; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2017, February 29, 2016 and February 28, 2015; (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2017, February 29, 2016 and February 28, 2015; and (v) Notes to Consolidated Financial Statements.

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