Form 10-Q
period 2017-05-31
CONSTELLATION BRANDS, INC.
filed 2017-06-29
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 23, 2017, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	171,963,496
Class B Common Stock, par value $.01 per share	23,338,727
Class 1 Common Stock, par value $.01 per share	7,720

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

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. Unless otherwise defined herein, refer to the Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q for the definition of capitalized terms used herein. All references to “Fiscal 2017” refer to our fiscal year ended February 28, 2017. All references to “Fiscal 2018” refer to our fiscal year ending February 28, 2018.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	May 31, 2017	February 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$199.1	$177.4
Accounts receivable	832.0	737.0
Inventories	1,936.9	1,955.1
Prepaid expenses and other	392.5	360.5
Total current assets	3,360.5	3,230.0
Property, plant and equipment	4,186.9	3,932.8
Goodwill	7,972.3	7,920.5
Intangible assets	3,289.7	3,377.7
Other assets	150.0	141.4
Total assets	$18,959.4	$18,602.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$988.1	$606.5
Current maturities of long-term debt	146.2	910.9
Accounts payable	558.8	559.8
Other accrued expenses and liabilities	489.3	620.4
Total current liabilities	2,182.4	2,697.6
Long-term debt, less current maturities	8,077.2	7,720.7
Deferred income taxes	1,135.5	1,133.6
Other liabilities	166.5	165.7
Total liabilities	11,561.6	11,717.6
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 258,010,515 shares and 257,506,184 shares, respectively	2.6	2.6
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,344,527 shares and 28,358,527 shares, respectively	0.3	0.3
Additional paid-in capital	2,759.8	2,755.8
Retained earnings	7,612.3	7,310.0
Accumulated other comprehensive loss	(212.3)	(399.8)
	10,162.7	9,668.9
Less: Treasury stock –
Class A Common Stock, at cost, 86,082,806 shares and 86,262,971 shares, respectively	(2,770.8)	(2,775.5)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,773.0)	(2,777.7)
Total CBI stockholders’ equity	7,389.7	6,891.2
Noncontrolling interests	8.1	(6.4)
Total stockholders’ equity	7,397.8	6,884.8
Total liabilities and stockholders’ equity	$18,959.4	$18,602.4

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Three Months Ended May 31,
	2017	2016
Sales	$2,115.3	$2,053.0
Less – excise taxes	(179.8)	(181.2)
Net sales	1,935.5	1,871.8
Cost of product sold	(940.2)	(990.5)
Gross profit	995.3	881.3
Selling, general and administrative expenses	(427.2)	(328.6)
Operating income	568.1	552.7
Equity in earnings of equity method investees	0.4	0.7
Interest expense	(82.4)	(84.6)
Loss on write-off of debt issuance costs	(6.7)	—
Income before income taxes	479.4	468.8
Provision for income taxes	(74.1)	(149.7)
Net income	405.3	319.1
Net income attributable to noncontrolling interests	(2.5)	(0.8)
Net income attributable to CBI	$402.8	$318.3

Comprehensive income	$604.8	$313.2
Comprehensive (income) loss attributable to noncontrolling interests	(14.5)	1.1
Comprehensive income attributable to CBI	$590.3	$314.3

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$2.09	$1.61
Basic – Class B Convertible Common Stock	$1.90	$1.46

Diluted – Class A Common Stock	$2.00	$1.55
Diluted – Class B Convertible Common Stock	$1.85	$1.43

Weighted average common shares outstanding:
Basic – Class A Common Stock	171.555	176.542
Basic – Class B Convertible Common Stock	23.344	23.353

Diluted – Class A Common Stock	201.030	205.367
Diluted – Class B Convertible Common Stock	23.344	23.353

Cash dividends declared per common share:
Class A Common Stock	$0.52	$0.40
Class B Convertible Common Stock	$0.47	$0.36

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended May 31,
	2017	2016
Cash flows from operating activities:
Net income	$405.3	$319.1

Adjustments to reconcile net income to net cash provided by operating activities:
Impairment and amortization of intangible assets	88.2	4.2
Depreciation	70.1	55.8
Stock-based compensation	15.1	16.0
Amortization and loss on write-off of debt issuance costs	9.8	3.2
Deferred tax provision (benefit)	(8.5)	56.0
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable	(96.8)	(39.0)
Inventories	18.4	(19.0)
Prepaid expenses and other current assets	(36.0)	(31.6)
Accounts payable	(13.6)	55.9
Deferred revenue	42.4	26.8
Other accrued expenses and liabilities	(130.7)	(69.4)
Other	17.9	(32.1)
Total adjustments	(23.7)	26.8
Net cash provided by operating activities	381.6	345.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(217.1)	(169.4)
Payments related to sale of business	(5.0)	—
Purchase of business	—	(284.9)
Other investing activities	0.8	0.4
Net cash used in investing activities	(221.3)	(453.9)

Cash flows from financing activities:
Principal payments of long-term debt	(1,913.4)	(94.2)
Dividends paid	(100.5)	(79.3)
Payments of minimum tax withholdings on stock-based payment awards	(22.3)	(45.5)
Payments of debt issuance costs	(11.8)	(3.2)
Proceeds from issuance of long-term debt	1,508.5	709.5
Net proceeds from (repayments of) notes payable	381.3	(379.1)
Proceeds from shares issued under equity compensation plans	16.6	15.9
Excess tax benefits from stock-based payment awards	—	68.8
Purchases of treasury stock	—	(1.0)
Net cash provided by (used in) financing activities	(141.6)	191.9

Effect of exchange rate changes on cash and cash equivalents	3.0	0.3

Net increase in cash and cash equivalents	21.7	84.2
Cash and cash equivalents, beginning of period	177.4	83.1
Cash and cash equivalents, end of period	$199.1	$167.3

Supplemental disclosures of noncash investing and financing activities:
Additions to property, plant and equipment	$174.0	$88.0
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017
(unaudited)

1.    BASIS OF PRESENTATION:

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 (the “2017 Annual Report”). Results of operations for interim periods are not necessarily indicative of annual results. For the three months ended May 31, 2016, we reclassified $9.5 million on the Consolidated Statements of Cash Flows from proceeds from noncontrolling interests to proceeds from issuance of long-term debt in connection with an immaterial adjustment recorded during the three months ended August 31, 2016, for the conversion of noncontrolling equity interest to long-term debt related to a prior period.

2.    RECENTLY ADOPTED ACCOUNTING GUIDANCE:

Stock-based employee compensation –
Effective March 1, 2017, we adopted the FASB amended guidance for, among other items, the accounting for income taxes related to share-based compensation and the related classification in the statement of cash flows. This guidance requires the recognition of excess tax benefits and deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or settlement date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Through February 28, 2017, these amounts were recognized in additional paid-in capital at the time of vesting or settlement. In addition, these amounts are classified as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented. We adopted this guidance on a prospective basis and, accordingly, prior periods have not been adjusted. Adoption of this guidance resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital of $32.5 million for the three months ended May 31, 2017.

The adoption of this amended guidance also impacted our calculation of diluted earnings per share under the treasury stock method, as excess tax benefits and deficiencies resulting from share-based compensation are no longer included in the assumed proceeds calculation. This change resulted in a decrease in diluted earnings per share of $0.02 for the three months ended May 31, 2017.

We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The remaining provisions of this amended guidance did not have a material impact on our consolidated financial statements.

3.    INVENTORIES:

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor and overhead and consist of the following:

	May 31, 2017	February 28, 2017
(in millions)
Raw materials and supplies	$169.5	$149.7
In-process inventories	1,189.8	1,260.1
Finished case goods	577.6	545.3
	$1,936.9	$1,955.1

4.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2017 Annual Report and have not changed significantly for the three months ended May 31, 2017.

The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2017	February 28, 2017
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$998.7	$981.7
Interest rate swap contracts	$250.0	$250.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$288.5	$389.9
Commodity derivative contracts	$165.8	$153.2

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2017, the estimated fair value of derivative instruments in a net liability position due to counterparties was $16.2 million. If we were required to settle the net liability position under these derivative instruments on May 31, 2017, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	May 31, 2017	February 28, 2017		May 31, 2017	February 28, 2017
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$15.4	$5.2	Other accrued expenses and liabilities	$11.7	$30.4
Other assets	$14.2	$6.0	Other liabilities	$15.7	$37.4
Interest rate swap contracts:
Prepaid expenses and other	$0.5	$0.3	Other accrued expenses and liabilities	$0.1	$0.3
Other assets	$3.3	$4.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.7	$2.0	Other accrued expenses and liabilities	$1.0	$2.6
Commodity derivative contracts:
Prepaid expenses and other	$3.3	$4.3	Other accrued expenses and liabilities	$6.0	$6.9
Other assets	$1.2	$1.5	Other liabilities	$5.3	$4.7

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Three Months Ended May 31, 2017
Foreign currency contracts	$38.6	Sales	$0.3
		Cost of product sold	(2.7)
Interest rate swap contracts	(2.0)	Interest expense	(0.1)
	$36.6		$(2.5)

For the Three Months Ended May 31, 2016
Foreign currency contracts	$(2.3)	Sales	$0.1
		Cost of product sold	(5.0)
Interest rate swap contracts	0.9	Interest expense	(1.9)
	$(1.4)		$(6.8)

We expect $3.2 million of net gains, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Three Months Ended May 31, 2017
Commodity derivative contracts	Cost of product sold	$(3.1)
Foreign currency contracts	Selling, general and administrative expenses	4.7
		$1.6

For the Three Months Ended May 31, 2016
Commodity derivative contracts	Cost of product sold	$13.1
Foreign currency contracts	Selling, general and administrative expenses	(10.5)
		$2.6

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Fair value methodology and assumptions –
The methods and assumptions we use to estimate the fair value for each class of our financial instruments are presented in Notes 1 and 7 of our consolidated financial statements included in our 2017 Annual Report and have not changed significantly for the three months ended May 31, 2017. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of May 31, 2017, and February 28, 2017, due to the relatively short maturity of these instruments. As of May 31, 2017, the carrying amount of long-term debt, including the current portion, was $8,223.4 million, compared with an estimated fair value of $8,534.5 million. As of February 28, 2017, the carrying amount of long-term debt, including the current portion, was $8,631.6 million, compared with an estimated fair value of $8,845.5 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2017
Assets:
Foreign currency contracts	$—	$31.3	$—	$31.3
Commodity derivative contracts	$—	$4.5	$—	$4.5
Interest rate swap contracts	$—	$3.8	$—	$3.8
Available-for-sale (“AFS”) debt securities	$—	$—	$9.2	$9.2
Liabilities:
Foreign currency contracts	$—	$28.4	$—	$28.4
Commodity derivative contracts	$—	$11.3	$—	$11.3
Interest rate swap contracts	$—	$0.1	$—	$0.1

February 28, 2017
Assets:
Foreign currency contracts	$—	$13.2	$—	$13.2
Commodity derivative contracts	$—	$5.8	$—	$5.8
Interest rate swap contracts	$—	$4.7	$—	$4.7
AFS debt securities	$—	$—	$9.5	$9.5
Liabilities:
Foreign currency contracts	$—	$70.4	$—	$70.4
Commodity derivative contracts	$—	$11.6	$—	$11.6
Interest rate swap contracts	$—	$0.3	$—	$0.3

Nonrecurring basis measurements –
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Three Months Ended May 31, 2017
Trademarks	$—	$—	$136.0	$86.8

Trademarks:
For the first quarter of fiscal 2018, we identified certain negative trends within our Beer segment’s Ballast Point craft beer portfolio which, when combined with the recent negative craft beer industry trends, including slower growth rates and increased competition, indicated that it was more likely than not that the fair value of our indefinite lived intangible asset associated with the craft beer trademarks might be below its carrying value. These negative trends were the result of (i)  a disruption in our distribution network transition plan, (ii)  an unexpected decrease in sales from product innovations and (iii)  a significant shift in market conditions for our craft beer portfolio, all of which resulted in a decline in net sales and depletion trends, which represent distributor shipments of our branded products to retail customers, for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, following consecutive quarters of significant net sales and depletion volume growth for our craft beer portfolio. Additionally, net sales for the first quarter of fiscal 2018 were below our forecasted net sales for the first quarter of fiscal 2018. Accordingly, we performed a quantitative assessment for impairment of the craft beer trademark asset. As a result of this assessment, the craft beer trademark asset with a carrying value of $222.8 million was written down to its estimated fair value of $136.0 million, resulting in an impairment of $86.8 million. This impairment is included in selling, general and administrative expenses.

We measured the amount of impairment by calculating the amount by which the carrying value of the trademark asset exceeded its estimated fair value. The estimated fair value was determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trademark asset. The cash flow projections we use to estimate the fair values of our trademarks involve several assumptions, including (i)  projected revenue growth rates, (ii)  estimated royalty rates, (iii)  after-tax royalty savings expected from ownership of the trademarks and (iv)  discount rates used to derive the estimated fair value of the trademarks.

6.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 29, 2016	$4,530.1	$2,608.5	$7,138.6
Purchase accounting allocations (1)	510.8	373.7	884.5
Canadian Divestiture (2)	—	(126.1)	(126.1)
Foreign currency translation adjustments	12.1	11.4	23.5
Balance, February 28, 2017	5,053.0	2,867.5	7,920.5
Purchase accounting allocations (3)	7.8	(0.2)	7.6
Foreign currency translation adjustments	45.6	(1.4)	44.2
Balance, May 31, 2017	$5,106.4	$2,865.9	$7,972.3

(1)
Preliminary purchase accounting allocations associated with the acquisitions of the Obregon Brewery (Beer), and High West and Charles Smith (Wine and Spirits), and purchase accounting allocations primarily associated with the acquisition of Prisoner (Wine and Spirits). See defined acquisition terms below.

(2)	Includes accumulated impairment losses of C$289.1 million, or $216.8 million.

(3)	Preliminary purchase accounting allocations associated primarily with the acquisition of the Obregon Brewery.

Acquisitions –
Obregon Brewery:
In December 2016, we acquired a brewery operation business in Obregon, Sonora, Mexico from Grupo Modelo, S. de R.L. de C.V., formerly known as Grupo Modelo, S.A.B. de C.V., (“Modelo”), a subsidiary of Anheuser-Busch InBev SA/NV for cash paid of $568.7 million, net of cash acquired, subject to estimated working capital adjustments due to seller of $1.0 million (the “Obregon Brewery”). The transaction primarily included the acquisition of operations; goodwill; property, plant and equipment; and inventories. The purchase accounting has not yet been finalized due primarily to an incomplete valuation of property, plant and equipment. Further changes to the preliminary purchase price allocation will be recognized as valuations are finalized. This acquisition provided us with immediate functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio and flexibility for future innovation initiatives. It also enabled us to become fully independent from an interim supply agreement with Modelo, which was terminated at the time of this acquisition. The results of operations of the Obregon Brewery are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

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

Divestiture –
Canadian Divestiture:
In December 2016, we sold the Wine and Spirits’ Canadian wine business, which included Canadian wine brands such as Jackson-Triggs and Inniskillin, wineries, vineyards, offices, facilities and Wine Rack retail stores, at a transaction value of C$1.03 billion, or $775.1 million, (the “Canadian Divestiture”). We received cash proceeds of $570.3 million, net of outstanding debt and direct costs to sell of $194.9 million and $9.9 million, respectively. The following table summarizes the net gain recognized in connection with this divestiture:

(in millions)
Cash received from buyer	$580.2
Net assets sold	(175.3)
AOCI reclassification adjustments, primarily foreign currency translation	(122.5)
Direct costs to sell	(9.9)
Other	(10.1)
Gain on sale of business	$262.4

Additionally, our Wine and Spirits’ U.S. business recognized an impairment of $8.4 million in the fourth quarter of fiscal 2017 for trademarks associated with certain U.S. brands sold exclusively through the Canadian wine business for which we expect future sales of these brands to be minimal subsequent to the Canadian Divestiture. We have also recognized $15.2 million of other costs associated with the Canadian Divestiture, with $12.0 million recognized for the year ended February 28, 2017, primarily in connection with the evaluation of the merits of executing an initial public offering for a portion of our then-owned Canadian wine business, and $3.2 million recognized for the three months ended May 31, 2017, in connection with the sale of the Canadian wine business. These amounts are included in selling, general and administrative expenses. In total, we have recognized $238.8 million of net gains associated with the Canadian Divestiture, with $242.0 million of net gains recognized for the year ended February 28, 2017, and $3.2 million of net losses recognized for the three months ended May 31, 2017, as follows:

(in millions)
Gain on sale of business	$262.4
Impairment of trademarks	(8.4)
Other net costs	(15.2)
Net gain associated with the Canadian Divestiture and related activities	$238.8

7.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	May 31, 2017		February 28, 2017
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.1	$47.3	$89.1	$48.6
Other	19.9	1.6	19.9	1.7
Total	$109.0	48.9	$109.0	50.3

Nonamortizable intangible assets
Trademarks		3,240.8		3,327.4
Total intangible assets		$3,289.7		$3,377.7

We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2017, and May 31, 2016. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $1.4 million and $4.2 million for the three months ended May 31, 2017, and May 31, 2016, respectively. Estimated amortization expense for the remaining nine months of fiscal 2018 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2018	$4.3
2019	$5.7
2020	$5.5
2021	$5.2
2022	$4.9
2023	$3.2
Thereafter	$20.1

8.    BORROWINGS:

Borrowings consist of the following:

	May 31, 2017			February 28, 2017
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$505.0	$—	$505.0	$231.0
Other	483.1	—	483.1	375.5
	$988.1	$—	$988.1	$606.5

Long-term debt
Senior Credit Facility – Term Loans	$129.0	$2,458.1	$2,587.1	$3,787.5
Senior Notes	—	5,401.2	5,401.2	4,617.0
Other	17.2	217.9	235.1	227.1
	$146.2	$8,077.2	$8,223.4	$8,631.6

Senior credit facility –
The Company, CIH International S.à r.l., a wholly-owned indirect subsidiary of ours (“CIH”), CIH Holdings S.à r.l., a wholly-owned indirect subsidiary of ours (“CIHH”), CB International Finance S.à r.l., a wholly-owned indirect subsidiary of ours (“CB International” and together with CIH and CIHH, the “European Borrowers”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders are parties to a credit agreement, as amended and restated (the “2016 Credit Agreement”).

In May 2017, we repaid the outstanding obligations under the U.S. Term A loan facility under the 2016 Credit Agreement primarily with a portion of the proceeds from the May 2017 Senior Notes (as defined below) and revolver borrowings under the 2016 Credit Agreement. Accordingly, as of May 31, 2017, information with respect to borrowings under the 2016 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A-1 Facility (1)	European Term A Facility (1)	European Term A-1 Facility (1)	European Term A-2 Facility (1)
(in millions)
Outstanding borrowings	$505.0	$237.4	$1,299.4	$662.4	$387.9
Interest rate	2.5%	2.7%	2.5%	2.5%	2.5%
LIBOR margin	1.5%	1.75%	1.5%	1.5%	1.5%
Outstanding letters of credit	$17.5
Remaining borrowing capacity	$627.5

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

As of May 31, 2017, the required principal repayments of the term loans under the 2016 Credit Agreement (excluding unamortized debt issuance costs of $10.6 million) for the remaining nine months of fiscal 2018 and for each of the remaining succeeding fiscal years are as follows:

	U.S. Term A-1 Facility	European Term A Facility	European Term A-1 Facility	European Term A-2 Facility	Total
(in millions)
2018	$1.8	$53.7	$26.2	$15.0	$96.7
2019	2.4	71.5	35.0	20.0	128.9
2020	2.4	71.5	35.0	20.0	128.9
2021	2.4	1,108.3	35.0	20.0	1,165.7
2022	228.7	—	533.8	315.0	1,077.5
	$237.7	$1,305.0	$665.0	$390.0	$2,597.7

Interest rate swap contracts –
We have entered into interest rate swap agreements, which are designated as cash flow hedges for $250.0 million of our floating LIBOR rate debt. As a result of these hedges, we have fixed our interest rates on $250.0 million of our floating LIBOR rate debt at an average rate of 1.1% (exclusive of borrowing margins) from September 1, 2016, through July 1, 2020.

Senior notes –
In May 2017, we issued $1,500.0 million aggregate principal amount of Senior Notes (the “May 2017 Senior Notes”). Proceeds from this offering, net of discount and debt issuance costs, were $1,483.8 million. The May 2017 Senior Notes consist of:

	Date of
	Maturity	Interest Payments	Principal
(in millions)
2.70% Senior Notes (1) (2)	May 2022	May/Nov	$500.0
3.50% Senior Notes (1) (3)	May 2027	May/Nov	$500.0
4.50% Senior Notes (1) (4)	May 2047	May/Nov	$500.0

(1)
Senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. Guaranteed by certain of our U.S. subsidiaries on a senior unsecured basis.

(2)
Redeemable, in whole or in part, at our option at any time prior to April 9, 2022, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 15 basis points. On or after April 9, 2022, redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

(3)
Redeemable, in whole or in part, at our option at any time prior to February 9, 2027, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 20 basis points. On or after February 9, 2027, redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

(4)
Redeemable, in whole or in part, at our option at any time prior to November 9, 2046, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 25 basis points. On or after November 9, 2046, redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

In January 2008, we issued $700.0 million aggregate principal amount of 7.25% Senior Notes due May 2017 (the “January 2008 Senior Notes”) in exchange for notes originally issued in May 2007. In May 2017, we repaid the January 2008 Senior Notes with a portion of the proceeds from the May 2017 Senior Notes.

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

As of May 31, 2017, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$198.2	1.9%	$101.8
Crown Facility	$206.0	1.9%	$4.0

9.    INCOME TAXES:

Our effective tax rate for the three months ended May 31, 2017, and May 31, 2016, was 15.5% and 31.9%, respectively. For the three months ended May 31, 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to (i)  lower effective tax rates applicable to our foreign businesses, including our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries, which was asserted in the third quarter of fiscal 2017, and (ii)  the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled in connection with our March 1, 2017, adoption of the FASB’s amended share-based compensation guidance. For the three months ended May 31, 2016, our effective tax rate was lower than the federal statutory rate primarily due to lower effective tax rates applicable to our foreign businesses.

10.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the three months ended May 31, 2017, and May 31, 2016, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the three months ended May 31, 2017, and May 31, 2016, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Three Months Ended
	May 31, 2017		May 31, 2016
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$358.6	$44.2	$284.2	$34.1
Conversion of Class B common shares into Class A common shares	44.2	—	34.1	—
Effect of stock-based awards on allocated net income	—	(1.0)	—	(0.7)
Net income attributable to CBI allocated – diluted	$402.8	$43.2	$318.3	$33.4

Weighted average common shares outstanding – basic	171.555	23.344	176.542	23.353
Conversion of Class B common shares into Class A common shares	23.344	—	23.353	—
Stock-based awards, primarily stock options	6.131	—	5.472	—
Weighted average common shares outstanding – diluted	201.030	23.344	205.367	23.353

Net income per common share attributable to CBI – basic	$2.09	$1.90	$1.61	$1.46
Net income per common share attributable to CBI – diluted	$2.00	$1.85	$1.55	$1.43

11.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2017
Net income attributable to CBI			$402.8
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gains	$148.7	$(0.2)	148.5
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	148.7	(0.2)	148.5
Unrealized gain on cash flow hedges:
Net derivative gains	51.9	(15.3)	36.6
Reclassification adjustments	3.8	(1.2)	2.6
Net gain recognized in other comprehensive income	55.7	(16.5)	39.2
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.3)	—	(0.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(0.3)	—	(0.3)
Pension/postretirement adjustments:
Net actuarial gains	—	—	—
Reclassification adjustments	0.1	—	0.1
Net gain recognized in other comprehensive income	0.1	—	0.1
Other comprehensive income attributable to CBI	$204.2	$(16.7)	187.5
Comprehensive income attributable to CBI			$590.3

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2016
Net income attributable to CBI			$318.3
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(7.4)	$(1.8)	(9.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(7.4)	(1.8)	(9.2)
Unrealized loss on cash flow hedges:
Net derivative losses	(3.2)	1.8	(1.4)
Reclassification adjustments	10.1	(3.4)	6.7
Net gain recognized in other comprehensive loss	6.9	(1.6)	5.3
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.1	—	0.1
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.1	—	0.1
Pension/postretirement adjustments:
Net actuarial losses	(0.6)	0.2	(0.4)
Reclassification adjustments	0.2	—	0.2
Net loss recognized in other comprehensive loss	(0.4)	0.2	(0.2)
Other comprehensive loss attributable to CBI	$(0.8)	$(3.2)	(4.0)
Comprehensive income attributable to CBI			$314.3

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2017	$(358.0)	$(38.0)	$(2.3)	$(1.5)	$(399.8)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	148.5	36.6	(0.3)	—	184.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.6	—	0.1	2.7
Other comprehensive income (loss)	148.5	39.2	(0.3)	0.1	187.5
Balance, May 31, 2017	$(209.5)	$1.2	$(2.6)	$(1.4)	$(212.3)

12.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of May 31, 2017, and February 28, 2017, the condensed consolidating statements of comprehensive income for the three months ended May 31, 2017, and May 31, 2016, and the condensed consolidating statements of cash flows for the three months ended May 31, 2017, and May 31, 2016, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary

Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors is not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2017 Annual Report. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2017
Current assets:
Cash and cash equivalents	$32.6	$6.9	$159.6	$—	$199.1
Accounts receivable	1.7	10.1	820.2	—	832.0
Inventories	170.8	1,578.4	371.2	(183.5)	1,936.9
Intercompany receivable	22,818.1	29,965.6	13,180.2	(65,963.9)	—
Prepaid expenses and other	90.6	66.8	247.7	(12.6)	392.5
Total current assets	23,113.8	31,627.8	14,778.9	(66,160.0)	3,360.5
Property, plant and equipment	70.1	942.8	3,174.0	—	4,186.9
Investments in subsidiaries	14,483.5	126.2	—	(14,609.7)	—
Goodwill	—	6,587.8	1,384.5	—	7,972.3
Intangible assets	—	866.9	2,422.8	—	3,289.7
Intercompany notes receivable	5,129.9	—	101.1	(5,231.0)	—
Other assets	17.8	77.2	55.0	—	150.0
Total assets	$42,815.1	$40,228.7	$21,916.3	$(86,000.7)	$18,959.4

Current liabilities:
Notes payable to banks	$485.0	$—	$503.1	$—	$988.1
Current maturities of long-term debt	4.5	15.1	126.6	—	146.2
Accounts payable	35.7	157.7	365.4	—	558.8
Intercompany payable	29,013.0	23,973.0	12,977.9	(65,963.9)	—
Other accrued expenses and liabilities	201.8	219.4	109.1	(41.0)	489.3
Total current liabilities	29,740.0	24,365.2	14,082.1	(66,004.9)	2,182.4
Long-term debt, less current maturities	5,638.1	19.3	2,419.8	—	8,077.2
Deferred income taxes	13.6	814.1	307.8	—	1,135.5
Intercompany notes payable	—	5,201.3	29.7	(5,231.0)	—
Other liabilities	33.7	21.2	111.6	—	166.5
Total liabilities	35,425.4	30,421.1	16,951.0	(71,235.9)	11,561.6
Total CBI stockholders’ equity	7,389.7	9,807.6	4,957.2	(14,764.8)	7,389.7
Noncontrolling interests	—	—	8.1	—	8.1
Total stockholders’ equity	7,389.7	9,807.6	4,965.3	(14,764.8)	7,397.8
Total liabilities and stockholders’ equity	$42,815.1	$40,228.7	$21,916.3	$(86,000.7)	$18,959.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2017
Current assets:
Cash and cash equivalents	$9.6	$5.8	$162.0	$—	$177.4
Accounts receivable	2.4	18.5	716.1	—	737.0
Inventories	162.3	1,628.5	330.9	(166.6)	1,955.1
Intercompany receivable	21,927.8	28,384.7	12,410.6	(62,723.1)	—
Prepaid expenses and other	40.4	74.8	169.0	76.3	360.5
Total current assets	22,142.5	30,112.3	13,788.6	(62,813.4)	3,230.0
Property, plant and equipment	69.5	951.1	2,912.2	—	3,932.8
Investments in subsidiaries	13,884.2	125.0	—	(14,009.2)	—
Goodwill	—	6,589.9	1,330.6	—	7,920.5
Intangible assets	—	955.1	2,422.6	—	3,377.7
Intercompany notes receivable	5,074.5	188.3	100.6	(5,363.4)	—
Other assets	17.9	77.2	46.3	—	141.4
Total assets	$41,188.6	$38,998.9	$20,600.9	$(82,186.0)	$18,602.4

Current liabilities:
Notes payable to banks	$231.0	$—	$375.5	$—	$606.5
Current maturities of long-term debt	767.9	16.3	126.7	—	910.9
Accounts payable	47.6	146.2	366.0	—	559.8
Intercompany payable	27,675.4	22,786.3	12,261.4	(62,723.1)	—
Other accrued expenses and liabilities	270.2	164.8	153.8	31.6	620.4
Total current liabilities	28,992.1	23,113.6	13,283.4	(62,691.5)	2,697.6
Long-term debt, less current maturities	5,260.2	23.0	2,437.5	—	7,720.7
Deferred income taxes	13.3	823.2	297.1	—	1,133.6
Intercompany notes payable	—	5,334.0	29.4	(5,363.4)	—
Other liabilities	31.8	18.9	115.0	—	165.7
Total liabilities	34,297.4	29,312.7	16,162.4	(68,054.9)	11,717.6
Total CBI stockholders’ equity	6,891.2	9,686.2	4,444.9	(14,131.1)	6,891.2
Noncontrolling interests	—	—	(6.4)	—	(6.4)
Total stockholders’ equity	6,891.2	9,686.2	4,438.5	(14,131.1)	6,884.8
Total liabilities and stockholders’ equity	$41,188.6	$38,998.9	$20,600.9	$(82,186.0)	$18,602.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2017
Sales	$698.8	$1,794.2	$868.5	$(1,246.2)	$2,115.3
Less – excise taxes	(83.7)	(93.4)	(2.7)	—	(179.8)
Net sales	615.1	1,700.8	865.8	(1,246.2)	1,935.5
Cost of product sold	(477.2)	(1,232.0)	(452.9)	1,221.9	(940.2)
Gross profit	137.9	468.8	412.9	(24.3)	995.3
Selling, general and administrative expenses	(104.9)	(303.3)	(27.9)	8.9	(427.2)
Operating income	33.0	165.5	385.0	(15.4)	568.1
Equity in earnings of equity method investees and subsidiaries	433.5	1.1	0.5	(434.7)	0.4
Interest income	—	—	0.1	—	0.1
Intercompany interest income	57.9	93.3	0.8	(152.0)	—
Interest expense	(65.2)	(0.3)	(17.0)	—	(82.5)
Intercompany interest expense	(93.3)	(58.1)	(0.6)	152.0	—
Loss on write-off of debt issuance costs	(6.7)	—	—	—	(6.7)
Income before income taxes	359.2	201.5	368.8	(450.1)	479.4
(Provision for) benefit from income taxes	43.6	(65.5)	(36.0)	(16.2)	(74.1)
Net income	402.8	136.0	332.8	(466.3)	405.3
Net income attributable to noncontrolling interests	—	—	(2.5)	—	(2.5)
Net income attributable to CBI	$402.8	$136.0	$330.3	$(466.3)	$402.8

Comprehensive income attributable to CBI	$590.3	$135.3	$520.2	$(655.5)	$590.3

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2016
Sales	$623.7	$1,686.8	$966.1	$(1,223.6)	$2,053.0
Less – excise taxes	(78.0)	(86.9)	(16.3)	—	(181.2)
Net sales	545.7	1,599.9	949.8	(1,223.6)	1,871.8
Cost of product sold	(451.4)	(1,151.5)	(564.8)	1,177.2	(990.5)
Gross profit	94.3	448.4	385.0	(46.4)	881.3
Selling, general and administrative expenses	(91.3)	(193.1)	(55.2)	11.0	(328.6)
Operating income	3.0	255.3	329.8	(35.4)	552.7
Equity in earnings of equity method investees and subsidiaries	368.9	2.3	—	(370.5)	0.7
Interest income	0.1	—	0.3	—	0.4
Intercompany interest income	57.4	73.3	—	(130.7)	—
Interest expense	(74.3)	(0.4)	(10.3)	—	(85.0)
Intercompany interest expense	(73.1)	(57.4)	(0.2)	130.7	—
Income before income taxes	282.0	273.1	319.6	(405.9)	468.8
(Provision for) benefit from income taxes	36.3	(105.9)	(91.5)	11.4	(149.7)
Net income	318.3	167.2	228.1	(394.5)	319.1
Net income attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income attributable to CBI	$318.3	$167.2	$227.3	$(394.5)	$318.3

Comprehensive income attributable to CBI	$314.3	$168.7	$221.5	$(390.2)	$314.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2017
Net cash provided by (used in) operating activities	$(161.0)	$451.6	$91.0	$—	$381.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(4.8)	(25.6)	(186.7)	—	(217.1)
Payments related to sale of business	—	—	(5.0)	—	(5.0)
Net proceeds from intercompany notes	419.3	0.9	—	(420.2)	—
Net investments in equity affiliates	(5.8)	—	—	5.8	—
Other investing activities	—	—	0.8	—	0.8
Net cash provided by (used in) investing activities	408.7	(24.7)	(190.9)	(414.4)	(221.3)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(8.0)	8.0	—
Net contributions from equity affiliates	—	13.6	0.2	(13.8)	—
Net repayments of intercompany notes	(1.7)	(413.1)	(5.4)	420.2	—
Principal payments of long-term debt	(1,876.8)	(4.9)	(31.7)	—	(1,913.4)
Dividends paid	(100.5)	—	—	—	(100.5)
Payments of minimum tax withholdings on stock-based payment awards	—	(21.4)	(0.9)	—	(22.3)
Payments of debt issuance costs	(11.8)	—	—	—	(11.8)
Proceeds from issuance of long-term debt	1,495.5	—	13.0	—	1,508.5
Net proceeds from notes payable	254.0	—	127.3	—	381.3
Proceeds from shares issued under equity compensation plans	16.6	—	—	—	16.6
Net cash provided by (used in) financing activities	(224.7)	(425.8)	94.5	414.4	(141.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	3.0	—	3.0

Net increase (decrease) in cash and cash equivalents	23.0	1.1	(2.4)	—	21.7
Cash and cash equivalents, beginning of period	9.6	5.8	162.0	—	177.4
Cash and cash equivalents, end of period	$32.6	$6.9	$159.6	$—	$199.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2016
Net cash provided by (used in) operating activities	$(221.8)	$1.0	$566.7	$—	$345.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(4.1)	(27.5)	(137.8)	—	(169.4)
Purchase of business	—	(284.9)	—	—	(284.9)
Net repayments of intercompany notes	(377.2)	(0.1)	—	377.3	—
Net returns of capital from equity affiliates	354.8	—	—	(354.8)	—
Other investing activities	0.1	—	0.3	—	0.4
Net cash used in investing activities	(26.4)	(312.5)	(137.5)	22.5	(453.9)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(357.0)	357.0	—
Net contributions from equity affiliates	—	0.1	2.1	(2.2)	—
Net proceeds from (repayments of) intercompany notes	275.5	362.6	(260.8)	(377.3)	—
Principal payments of long-term debt	(16.5)	(6.0)	(71.7)	—	(94.2)
Dividends paid	(79.3)	—	—	—	(79.3)
Payments of minimum tax withholdings on stock-based payment awards	—	(42.5)	(3.0)	—	(45.5)
Payments of debt issuance costs	—	—	(3.2)	—	(3.2)
Proceeds from issuance of long-term debt	—	—	709.5	—	709.5
Net repayments of notes payable	—	—	(379.1)	—	(379.1)
Proceeds from shares issued under equity compensation plans	15.9	—	—	—	15.9
Excess tax benefits from stock-based payment awards	68.8	—	—	—	68.8
Purchases of treasury stock	(1.0)	—	—	—	(1.0)
Net cash provided by (used in) financing activities	263.4	314.2	(363.2)	(22.5)	191.9

Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3

Net increase in cash and cash equivalents	15.2	2.7	66.3	—	84.2
Cash and cash equivalents, beginning of period	6.0	4.2	72.9	—	83.1
Cash and cash equivalents, end of period	$21.2	$6.9	$139.2	$—	$167.3

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2017	2016
(in millions)
Cost of product sold
Flow through of inventory step-up	$(7.0)	$(8.1)
Net gain (loss) on undesignated commodity derivative contracts	(3.1)	13.1
Settlements of undesignated commodity derivative contracts	2.4	8.3
Amortization of favorable interim supply agreement	—	(2.2)
Total cost of product sold	(7.7)	11.1

Selling, general and administrative expenses
Impairment of intangible assets	(86.8)	—
Costs associated with the Canadian Divestiture and related activities	(3.2)	(3.7)
Transaction, integration and other acquisition-related costs	(1.6)	(2.3)
Other losses	(1.4)	(1.1)
Total selling, general and administrative expenses	(93.0)	(7.1)
Comparable Adjustments, Operating income (loss)	$(100.7)	$4.0

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2017 Annual Report. Segment information is as follows:

	For the Three Months Ended May 31,
	2017	2016
(in millions)
Beer
Net sales	$1,242.3	$1,151.0
Segment operating income	$500.6	$409.3
Long-lived tangible assets	$3,081.1	$2,362.3
Total assets	$11,679.1	$10,276.3
Capital expenditures	$191.2	$145.0
Depreciation and amortization	$39.8	$25.9

	For the Three Months Ended May 31,
	2017	2016
(in millions)
Wine and Spirits
Net sales:
Wine	$605.0	$643.1
Spirits	88.2	77.7
Net sales	$693.2	$720.8
Segment operating income	$205.6	$168.0
Equity in earnings of equity method investees	$0.2	$0.8
Long-lived tangible assets	$982.2	$1,035.3
Investments in equity method investees	$77.3	$76.5
Total assets	$6,888.3	$6,984.8
Capital expenditures	$21.6	$12.5
Depreciation and amortization	$22.6	$24.9

Corporate Operations and Other
Segment operating loss	$(37.4)	$(28.6)
Equity in earnings (losses) of equity method investees	$0.2	$(0.1)
Long-lived tangible assets	$123.6	$109.6
Investments in equity method investees	$21.3	$5.9
Total assets	$392.0	$368.9
Capital expenditures	$4.3	$11.9
Depreciation and amortization	$9.1	$7.0

Comparable Adjustments
Operating income (loss)	$(100.7)	$4.0
Depreciation and amortization	$—	$2.2

Consolidated
Net sales	$1,935.5	$1,871.8
Operating income	$568.1	$552.7
Equity in earnings of equity method investees	$0.4	$0.7
Long-lived tangible assets	$4,186.9	$3,507.2
Investments in equity method investees	$98.6	$82.4
Total assets	$18,959.4	$17,630.0
Capital expenditures	$217.1	$169.4
Depreciation and amortization	$71.5	$60.0

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

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2017 Annual Report. This MD&A is organized as follows:

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

In connection with this strategy, we have more than doubled the production capacity of our brewery located in Nava, Coahuila, Mexico (the “Nava Brewery”) since its June 2013 acquisition and we acquired our Obregon Brewery in Obregon, Sonora, Mexico. Expansion, construction and optimization efforts continue under our previously-announced Mexico beer expansion projects to align with our anticipated future growth expectations.

Our business strategy in the Wine and Spirits segment is to be the leader in the premium wine category and build a portfolio of premium spirits brands. We are investing to meet the evolving needs of consumers and building brands through consumer insights, sensory expertise, innovation and refreshing existing brands. In this segment, we continue to focus on the premiumization of our branded wine and spirits portfolio. We dedicate a large share of our sales and marketing resources to some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories. These brands include:  7

Moons, Black Box, Casa Noble, Clos du Bois, Estancia, Franciscan, High West, Kim Crawford, Kung Fu Girl, Mark West, Meiomi, Mount Veeder, Nobilo, Ravage, Robert Mondavi, Ruffino, Simi, SVEDKA Vodka, The Dreaming Tree, The Prisoner and The Velvet Devil. In markets where it is feasible, we have a consolidated U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

Acquisitions and Divestitures

Beer Segment

Obregon Brewery Acquisition

In December 2016, we acquired the Obregon Brewery, which primarily included the acquisition of operations; goodwill; property, plant and equipment; and inventories. This acquisition provided us with immediate functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio and flexibility for future innovation initiatives. It also enabled us to become fully independent from an interim supply agreement with Modelo, which was terminated at the time of this acquisition. The results of operations of the Obregon Brewery are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Wine and Spirits Segment

Canadian Divestiture

In December 2016, we sold our Canadian wine business, which included Canadian wine brands such as Jackson-Triggs and Inniskillin, wineries, vineyards, offices, facilities and Wine Rack retail stores, at a transaction value of C$1.03 billion, or $775.1 million. Accordingly, our consolidated results of operations include the results of operations of our Canadian wine business through the date of divestiture. We received cash proceeds of $570.3 million, net of outstanding debt and direct costs to sell. We will continue to export certain of our brands into the Canadian market, which remains our largest export market. This transaction is consistent with our strategic focus on premium, high-margin and high-growth brands. We recognized a net gain on the sale of the business in the fourth quarter of fiscal 2017 of $262.4 million.

The following table presents selected financial information included in our historical consolidated financial statements for the prior year comparable period that are no longer part of our consolidated results after the Canadian Divestiture.

First Quarter 2017
(in millions)
Net sales	$89.6
Gross profit	$35.5
Depreciation and amortization	$2.8
Operating income	$9.5
Income before income taxes	$9.3

Cash flow from operating activities	$12.3

Additionally, the impact on our historical wine and spirits segment results is the same as the impact on the historical consolidated results for the prior year comparable period for net sales, gross profit, depreciation and amortization, and operating income.

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

For additional information on these acquisitions and divestitures, refer to Note 6 of the Financial Statements.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of acquired brand activity in connection with the acquisitions of Prisoner, High West and Charles Smith (wine and spirits), and divested brand activity in connection with the Canadian Divestiture, as appropriate.

For the three months ended May 31, 2017 (“First Quarter 2018”), and May 31, 2016 (“First Quarter 2017”):

•	Our results of operations benefited from improvements in both the Beer and Wine and Spirits segments.

•
Net sales increased 3% primarily due to an increase in Beer’s net sales driven predominantly by volume growth within our Mexican beer portfolio, partially offset by a decrease in Wine and Spirits’ net sales due largely to the Canadian Divestiture.

•
Operating income increased 3% largely due to benefits from lower cost of product sold and the net sales volume growth for the Mexican beer portfolio, and benefits from the acquired brands and a favorable product mix shift within the Wine and Spirits segment, partially offset by an unfavorable change in Comparable Adjustments.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 27% and 29%, respectively, primarily due to the items discussed above and an income tax benefit driven largely by a change in our assertion regarding the indefinite reinvestment of certain foreign earnings in the third quarter of fiscal 2017 and our March 1, 2017 adoption of the FASB’s amended share-based compensation guidance.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	First Quarter 2018	First Quarter 2017
(in millions)
Cost of product sold
Flow through of inventory step-up	$(7.0)	$(8.1)
Net gain (loss) on undesignated commodity derivative contracts	(3.1)	13.1
Settlements of undesignated commodity derivative contracts	2.4	8.3
Amortization of favorable interim supply agreement	—	(2.2)
Total cost of product sold	(7.7)	11.1

	First Quarter 2018	First Quarter 2017
(in millions)
Selling, general and administrative expenses
Impairment of intangible assets	(86.8)	—
Costs associated with the Canadian Divestiture and related activities	(3.2)	(3.7)
Transaction, integration and other acquisition-related costs	(1.6)	(2.3)
Other losses	(1.4)	(1.1)
Total selling, general and administrative expenses	(93.0)	(7.1)

Loss on write-off of debt issuance costs	(6.7)	—
Comparable Adjustments	$(107.4)	$4.0

Cost of Product Sold

Inventory Step-Up

In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventories on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired business prior to acquisition. Flow through of inventory step-up was associated primarily with the acquisitions of Prisoner (First Quarter 2018) and Meiomi (First Quarter 2017).

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

Selling, General and Administrative Expenses

Impairment of Intangible Assets

For First Quarter 2018, we identified certain negative trends within our Beer segment’s Ballast Point craft beer portfolio which, when combined with the recent negative craft beer industry trends, including slower growth rates and increased competition, indicated that it was more likely than not that the fair value of our indefinite lived intangible asset associated with the craft beer trademarks might be below its carrying value. These negative trends were the result of (i)  a disruption in our distribution network transition plan, (ii)  an unexpected decrease in sales from product innovations and (iii)  a significant shift in market conditions for our craft beer portfolio, all of which resulted in a decline in net sales and depletion trends, which represent distributor shipments of our branded products to retail customers, for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, following consecutive quarters of significant net sales and depletion volume growth for our craft beer portfolio. Additionally, First Quarter 2018 net sales were below our Fiscal 2018 forecasted net sales for the quarter. In the fourth quarter of fiscal 2017, pursuant to our accounting policy, we had performed our annual impairment analysis for intangible assets with indefinite lives. No indication of impairment was noted for any of our indefinite lived intangible assets for the fourth quarter of fiscal 2017 as the estimated fair value of each of our indefinite lived intangible assets exceeded their carrying value.

In connection with the First Quarter 2018 change in trends for our craft beer portfolio, we performed a quantitative assessment for impairment of the craft beer trademark asset by comparing the carrying value of the trademark asset to its estimated fair value. The estimated fair value of the trademark asset was calculated based on an income approach using the relief from royalty method. In estimating the fair value of the trademark asset, management made assumptions and projections regarding future cash flows based upon future revenues and other factors. The assumptions used in the estimate of fair value are consistent with the projections and assumptions used in our recently revised strategic operating plans for our craft beer portfolio. As a result of this assessment, the craft beer trademark asset with a carrying value of $222.8 million was written down to its estimated fair value of $136.0 million, resulting in an impairment of $86.8 million. This impairment is included in selling, general and administrative expenses.

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of trademark intangible assets with indefinite lives in connection with impairment testing are:  (i)  the discount rate, (ii)  the estimated royalty rate, (iii)  the expected long-term growth rate and (iv)  the annual revenue projections. As the discount rate is based upon market rates of return, which are generally subject to more volatility, if we used a discount rate that was 50 basis points higher in our impairment testing of the craft beer trademark asset as of May 31, 2017, this change would have resulted in an additional impairment charge of $10.0 million. For all other assumptions, if we used a royalty rate that was 50 basis points lower or used an expected long-term growth rate that was 50 basis points lower or used annual revenue projections that were 100 basis points lower in our impairment testing of the craft beer trademark asset as of May 31, 2017, these changes would have resulted in an additional impairment charge of $1.0 million to $12.0 million.

Costs Associated With The Canadian Divestiture And Related Activities

Costs associated with the Canadian Divestiture and related activities represent costs incurred in connection with the evaluation of the merits of executing an initial public offering for a portion of our Canadian wine business and net other costs incurred in connection with the sale of the Canadian wine business.

Loss On Write-Off Of Debt Issuance Costs

Represents a write-off of debt issuance costs in connection with the May 2017 repayment of the outstanding obligations under the U.S. Term A loan facility under our 2016 Credit Agreement. See “Debt – Senior Notes” below for additional discussion.

First Quarter 2018 Compared to First Quarter 2017

Net Sales

	First Quarter 2018	First Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$1,242.3	$1,151.0	$91.3	8%
Wine and Spirits:
Wine	605.0	643.1	(38.1)	(6%)
Spirits	88.2	77.7	10.5	14%
Total Wine and Spirits	693.2	720.8	(27.6)	(4%)
Consolidated net sales	$1,935.5	$1,871.8	$63.7	3%

Beer Segment	First Quarter 2018	First Quarter 2017	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,242.3	$1,151.0	$91.3	8%

Shipment volume (1)	71.7	67.0		7.0%

Depletion volume (1) (2)				11.6%

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

The increase in Beer’s net sales is primarily due to (i)  volume growth within our Mexican beer portfolio of $79.5 million, which benefited from continued consumer demand and increased marketing spend, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $21.8 million. For First Quarter 2018, the shipment volume growth trend lagged the depletion volume growth trend due primarily to strong depletion volume toward the end of the quarter. For Fiscal 2018, we expect shipment volume growth to be more generally aligned with depletion volume growth.

Wine and Spirits Segment	First Quarter 2018	First Quarter 2017	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$693.2	$720.8	$(27.6)	(4%)

Shipment volume
Total	13.9	16.4		(15.2%)
Organic	13.7	13.6		0.7%

U.S. Domestic	12.9	12.4		4.0%
Organic U.S. Domestic	12.8	12.4		3.2%

U.S. Domestic Focus Brands	7.8	7.1		9.9%
Organic U.S. Domestic Focus Brands	7.7	7.1		8.5%

Depletion volume (2)
U.S. Domestic				(1.1%)
U.S. Domestic Focus Brands				3.6%
The decrease in Wine and Spirits’ net sales is primarily due to the Canadian Divestiture of $89.6 million, partially offset by organic wine and spirits net sales growth of $35.3 million and net sales from acquired brands of $26.9 million. The organic growth is due largely to favorable product mix shift of $15.1 million and branded wine and spirits volume growth of $12.5 million. In addition, First Quarter 2018 net sales growth benefited from pricing due largely to lower promotional spend. These pricing benefits are expected to moderate for the remainder of fiscal 2018 as promotional spend is expected to increase for the branded wine and spirits portfolio for the remainder of fiscal 2018. For First Quarter 2018, the U.S. shipment volume growth trend exceeded the U.S. depletion volume growth trend due largely to timing of shipments in First Quarter 2018. Accordingly, shipment volume growth is expected to lag depletion volume growth during the remainder of fiscal 2018 as we expect U.S. shipment volume growth to be generally aligned with depletion volume growth for Fiscal 2018.

Gross Profit

	First Quarter 2018	First Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$683.6	$572.2	$111.4	19%
Wine and Spirits	319.4	298.0	21.4	7%
Comparable Adjustments	(7.7)	11.1	(18.8)	NM
Consolidated gross profit	$995.3	$881.3	$114.0	13%

NM = Not meaningful

The increase in Beer’s gross profit is primarily due to (i)  lower cost of product sold for our Mexican beer business of $58.8 million and (ii)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $38.1 million and $20.4 million, respectively. The lower cost of product sold is primarily due to operational and foreign currency transactional benefits within our Mexican beer portfolio of $35.5 million and $14.2 million, respectively. These benefits from lower cost of product sold for our Mexican beer business are expected to lessen for the remainder of fiscal 2018 due primarily to increasing depreciation and brewery compensation and benefits, both supporting the continued growth of the Mexican beer portfolio.

The increase in Wine and Spirits’ gross profit is primarily due to organic wine and spirits growth of $42.1 million and gross profit from the acquired brands of $14.6 million, partially offset by a decrease due to the Canadian Divestiture of $35.5 million. The organic growth is due largely to favorable product mix shift of $13.6 million, favorable impact from U.S. branded wine and spirits pricing of $11.0 million and volume growth of $8.5 million.

Gross profit as a percent of net sales increased to 51.4% for First Quarter 2018 compared with 47.1% for First Quarter 2017 primarily due to (i)  lower cost of product sold for the Beer segment which contributed approximately 330 basis points, (ii)  the favorable impact from Beer pricing in select markets which contributed approximately 60 basis points, (iii)  the favorable impact from the acquired higher-margin wine and spirits brands and divestiture of the lower-margin Canadian wine business which contributed approximately 50 basis points, and (iv)  the favorable product mix shift for the Wine and Spirits segment which contributed approximately 40 basis points; partially offset by a negative impact from the change in Comparable Adjustments of approximately 100 basis points.

Selling, General and Administrative Expenses

	First Quarter 2018	First Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$183.0	$162.9	$20.1	12%
Wine and Spirits	113.8	130.0	(16.2)	(12%)
Corporate Operations and Other	37.4	28.6	8.8	31%
Comparable Adjustments	93.0	7.1	85.9	NM
Consolidated selling, general and administrative expenses	$427.2	$328.6	$98.6	30%

The increase in Beer is primarily due to increases in marketing spend of $14.2 million and general and administrative expenses of $5.9 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio. The increase in general and administrative expenses is predominantly driven by higher expenses supporting the growth of the business.

The decrease in Wine and Spirits is primarily due to a decrease in general and administrative expenses of $18.9 million, partially offset by an increase in marketing spend of $1.3 million. The decrease in general and administrative expenses is predominantly driven by the Canadian Divestiture of $21.5 million, partially offset by higher compensation and benefits supporting our organic growth and acquired businesses. The increase in marketing spend is primarily due to planned investment to support the organic growth of our branded wine and spirits portfolio of $5.8 million, partially offset by a decrease due to the Canadian Divestiture.

The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to increases in compensation and benefits and consulting, both largely attributable to supporting the growth of the business.

Selling, general and administrative expenses as a percent of net sales increased to 22.1% for First Quarter 2018 as compared with 17.6% for First Quarter 2017. The increase is primarily attributable to the growth in Comparable Adjustments and Corporate Operations and Other selling, general and administrative expenses, which resulted in approximately 480 basis points of rate growth, partially offset by a benefit of approximately 50 basis points from the divestiture of the Canadian wine business, which had a higher rate of selling, general and administrative expenses as a percent of net sales as compared with the rest of the Wine and Spirits’ business.

Operating Income

	First Quarter 2018	First Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$500.6	$409.3	$91.3	22%
Wine and Spirits	205.6	168.0	37.6	22%
Corporate Operations and Other	(37.4)	(28.6)	(8.8)	(31%)
Comparable Adjustments	(100.7)	4.0	(104.7)	NM
Consolidated operating income	$568.1	$552.7	$15.4	3%

Operating income increased primarily due to the growth in our Beer and Wine and Spirits segments driven predominantly by the factors discussed above, partially offset by the negative impact from the change in Comparable Adjustments.

Interest Expense

Interest expense decreased slightly to $82.4 million for First Quarter 2018 from $84.6 million for First Quarter 2017, a decrease of $2.2 million, or (3%). This decrease is primarily due to a lower average interest rate of approximately 35 basis points and higher average borrowings of approximately $700 million. The lower average interest rate is predominantly due to the issuance of the lower rate December 2016 senior notes and May 2017 Senior Notes and the repayment of the higher rate August 2006 senior notes and January 2008 Senior Notes. The higher average borrowings are primarily attributable to the purchases of businesses and treasury stock during Fiscal 2017.

Provision for Income Taxes

Our effective tax rate for First Quarter 2018 and First Quarter 2017 was 15.5% and 31.9%, respectively. For First Quarter 2018, our effective tax rate benefited primarily from (i)  lower effective tax rates applicable to our foreign businesses, including our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries, which was asserted in the third quarter of fiscal 2017, and (ii)  the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled in connection with our March 1, 2017, adoption of the FASB’s amended share-based compensation guidance.

Net Income Attributable to CBI

Net income attributable to CBI increased to $402.8 million for First Quarter 2018 from $318.3 million for First Quarter 2017, an increase of $84.5 million, or 27%, driven largely by the factors discussed above, including (i)  the growth in operating income for our Beer segment of $91.3 million and organic operating income growth for our Wine and Spirit segment of $32.5 million, and (ii)  the benefit from the lower effective tax rate of approximately $80 million, partially offset by the unfavorable change in Comparable Adjustments of $111.4 million.

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

Cash Flows

	First Quarter 2018	First Quarter 2017
(in millions)
Net cash provided by operating activities	$381.6	$345.9
Net cash used in investing activities	(221.3)	(453.9)
Net cash provided by (used in) financing activities	(141.6)	191.9
Effect of exchange rate changes on cash and cash equivalents	3.0	0.3
Net increase in cash and cash equivalents	$21.7	$84.2

Operating Activities

Net cash provided by operating activities increased $35.7 million for First Quarter 2018 driven largely by strong cash flow from the Beer segment. The increase in Beer was primarily due to (i)  the net sales volume growth and favorable pricing in the Mexican beer portfolio and (ii)  favorable cash inflows associated with an earlier build of inventory in late Fiscal 2017 to support the Fiscal 2018 summer selling season.

Investing Activities

Net cash used in investing activities decreased $232.6 million for First Quarter 2018 primarily due to the April 2016 acquisition of Prisoner of $284.9 million, partially offset by higher capital expenditures of $47.7 million for First Quarter 2018.

Financing Activities

Net cash used in financing activities increased $333.5 million for First Quarter 2018 primarily from the following:

•
First Quarter 2018 principal payments of long-term debt driven largely by the repayment of term loan borrowings under our senior credit facility of $1,176.2 million and the January 2008 Senior Notes of $700.0 million; and

•
First Quarter 2018 decrease in excess tax benefits from stock-based payment awards of $68.8 million in connection with our March 1, 2017, adoption of the FASB’s amended guidance for, among other items, the accounting for income taxes related to share-based compensation and the related classification in the statement of cash flows. Refer to Note 2 of the Financial Statements for additional information;

partially offset by:

•
First Quarter 2018 proceeds from issuance of long-term debt of $1,500.0 million (used to repay the January 2008 Senior Notes, and a portion of our outstanding term loan borrowings under our senior credit facility; compared with

•
First Quarter 2017 proceeds from issuance of long-term debt of $700.0 million from term loan borrowings under our senior credit facility (used to refinance borrowings under our prior senior credit facility and accounts receivable securitization facilities, and for other general corporate purposes); and

•	First Quarter 2018 net proceeds from notes payable of $381.3 million compared with First Quarter 2017 net repayments of notes payable of $379.1 million.

Debt

Total debt outstanding as of May 31, 2017, amounted to $9,211.5 million, a decrease of $26.6 million from February 28, 2017.

Senior Notes

In May 2017, we issued the May 2017 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,483.8 million were used for the repayment of our January 2008 Senior Notes and a portion of the outstanding obligations under the U.S. Term A loan facility under our 2016 Credit Agreement. The remaining outstanding obligations under the U.S. Term A loan facility were repaid in May 2017 primarily with revolver borrowings under our 2016 Credit Agreement.

General

The majority of our outstanding borrowings as of May 31, 2017, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2019 to calendar 2047, and variable-rate senior unsecured term loan facilities under our 2016 Credit Agreement, with maturities ranging from calendar 2020 to calendar 2021.

We had the following borrowing capacity available under our 2016 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	May 31, 2017	June 23, 2017
(in millions)
Revolving Credit Facility	$627.5	$607.5
CBI Facility	$101.8	$39.0
Crown Facility	$4.0	$54.0

The financial institutions participating in our 2016 Credit Agreement and our accounts receivable securitization facilities have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of May 31, 2017, we also have additional credit arrangements totaling $459.6 million, with $314.0 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations, as well as our glass production plant joint venture.

We have entered into various interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior unsecured term loan facilities. As a result of these hedges, we have fixed our interest rates on $250.0 million of our floating LIBOR rate debt at an average rate of 1.1% (exclusive of borrowing margins) through July 1, 2020.

We and our subsidiaries are subject to covenants that are contained in the 2016 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, the payment of dividends, the making of certain investments, prepayments of certain debt, transactions with affiliates, agreements that restrict our non-guarantor subsidiaries from paying dividends, and dispositions of property, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net debt coverage ratio, both as defined in the 2016 Credit Agreement. As of May 31, 2017, the minimum interest coverage ratio was 2.5x and the maximum net debt coverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of May 31, 2017, we were in compliance with all of our covenants under both our 2016 Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 11 of our consolidated financial statements included in our 2017 Annual Report and Note 8 of the Financial Statements included herein.

Common Stock Dividends

On June 28, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share of Class A Common Stock, $0.47 per share of Class B Convertible Common Stock and $0.47 per share of Class 1 Common Stock payable on August 23, 2017, to stockholders of record of each class on August 9, 2017.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of our 2017 Annual Report.

Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2017 Authorization. Shares repurchased under this authorization have become treasury shares.

As of May 31, 2017, total shares repurchased under this authorization are as follows:

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

For additional information, refer to Note 14 of our consolidated financial statements included in our 2017 Annual Report.

Accounting Guidance Not Yet Adopted

Refer to Note 2 of the Financial Statements for information on accounting guidance adopted on March 1, 2017. For information on accounting guidance not yet adopted, refer to Note 14 of the Financial Statements.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future operations, future financial position, expected effective tax rates and anticipated tax liabilities, prospects, plans and objectives of management, including the duration of reinvestment of earnings of certain foreign subsidiaries, (ii)  information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes and other governmental rules and regulations, (iii) information concerning the future expected demand for our products, (iv)  timing and source of funds for operating activities, (v)  the manner, timing and duration of the share repurchase program and source of funds for share repurchases, and (vi)  the amount and timing of future dividends and (II)  the statements regarding our beer operations expansion activities, including Mexicali Brewery construction, Obregon Brewery optimization, and the expansions of our Nava Brewery and glass plant, including anticipated costs and timeframes for completion are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount, manner and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the beer operations expansion activities, and other factors as determined by management from time to time,

(iii)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, and (iv)  the timeframe and actual costs associated with the beer operations expansion activities may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required permits and regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2017 Annual Report.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or joint venture investments outside the U.S. As of May 31, 2017, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, euro and New Zealand dollar. Approximately 71% of our balance sheet exposures and forecasted transactional exposures for the remaining nine months of fiscal 2018 were hedged as of May 31, 2017.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2017, exposures to commodity price risk which we are currently hedging primarily include heating oil, aluminum, diesel fuel, corn and wheat prices. Approximately 64% of our forecasted transactional exposures for the remaining nine months of fiscal 2018 were hedged as of May 31, 2017.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
(in millions)
Foreign currency contracts	$1,287.2	$3,193.5	$2.9	$(54.8)	$(72.4)	$19.5
Commodity derivative contracts	$165.8	$186.9	$(6.8)	$(23.7)	$14.0	$14.5

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of May 31, 2017, and May 31, 2016, we had outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on $250.0 million and $700.0 million, respectively, of our floating LIBOR rate debt. In addition, as of May 31, 2016, we had outstanding offsetting undesignated interest rate swap agreements. We had no offsetting undesignated interest rate swap agreements outstanding as of May 31, 2017.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
(in millions)
Fixed interest rate debt	$5,488.6	$4,790.0	$(5,760.4)	$(5,001.2)	$(360.9)	$(203.7)
Variable interest rate debt	$3,782.3	$3,570.3	$(3,764.4)	$(3,183.4)	$(93.4)	$(114.4)
Interest rate swap contracts	$250.0	$1,700.0	$3.7	$(5.5)	$6.9	$(7.6)

For additional discussion on our market risk, refer to Notes 4 and 5 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 42 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	June 29, 2017	By:	/s/ Lisa M. Schnorr
Lisa M. Schnorr, Senior Vice President and Controller

Date:	June 29, 2017	By:	/s/ David Klein
David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.
2.1
Membership Interest Purchase Agreement, dated as of June 28, 2012, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated June 28, 2012, filed November 9, 2012 and incorporated herein by reference). + #

2.2
Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference). +

2.3
First Amendment dated as of April 19, 2013, to the Amended and Restated Membership Interest Purchase Agreement, dated as of February 13, 2013, among Constellation Beers Ltd., Constellation Brands Beach Holdings, Inc., Constellation Brands, Inc. and Anheuser-Busch InBev SA/NV (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference). +

2.4
Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 2013, filed February 25, 2013 and incorporated herein by reference). +

2.5
First Amendment dated as of April 19, 2013, to the Stock Purchase Agreement dated as of February 13, 2013, between Anheuser-Busch InBev SA/NV and Constellation Brands, Inc. (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 19, 2013, filed April 19, 2013 and incorporated herein by reference). +

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.3
Amended and Restated By-Laws of the Company, amended as of October 4, 2016 (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 and incorporated herein by reference).

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

4.3
Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference).

4.4
Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference).

4.5
Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference).

4.6
Supplemental Indenture No. 6, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

4.7
Supplemental Indenture No. 7, with respect to 3.875% Senior Notes due 2019, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference).

4.8
Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference).

4.9
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

4.11
Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee, (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 6, 2016, filed December 6, 2016 and incorporated herein by reference).

4.12
Supplemental Indenture No. 12 with respect to 2.700% Senior Notes due 2022, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2017, filed May 9, 2017 and incorporated herein by reference).

4.13
Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 9, 2017, filed May 9, 2017 and incorporated herein by reference).

4.14
Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated May 9, 2017, filed May 9, 2017 and incorporated herein by reference).

4.15
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

10.3	Form of Executive Employment Agreement between Constellation Brands, Inc. and certain of its Other Executive Officers (including Christopher Stenzel) (filed herewith). *

10.4
Executive Employment Agreement dated February 27, 2017 and effective March 1, 2017, among Crown Imports LLC, Constellation Brands, Inc. and William F. Hackett (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2017, filed February 28, 2017 and incorporated herein by reference). *

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.6
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.7
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2017 and February 28, 2017, (ii) Consolidated Statements of Comprehensive Income for the three months ended May 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.

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