Form 10-Q
period 2017-08-31
CONSTELLATION BRANDS, INC.
filed 2017-10-05
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2017, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	172,270,807
Class B Common Stock, par value $.01 per share	23,334,227
Class 1 Common Stock, par value $.01 per share	3,720

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	August 31, 2017	February 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$125.6	$177.4
Accounts receivable	853.3	737.0
Inventories	1,929.7	1,955.1
Prepaid expenses and other	464.8	360.5
Total current assets	3,373.4	3,230.0
Property, plant and equipment	4,464.2	3,932.8
Goodwill	8,114.2	7,920.5
Intangible assets	3,309.1	3,377.7
Other assets	157.5	141.4
Total assets	$19,418.4	$18,602.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$814.0	$606.5
Current maturities of long-term debt	96.5	910.9
Accounts payable	601.7	559.8
Other accrued expenses and liabilities	577.8	620.4
Total current liabilities	2,090.0	2,697.6
Long-term debt, less current maturities	8,036.9	7,720.7
Deferred income taxes	1,167.1	1,133.6
Other liabilities	179.1	165.7
Total liabilities	11,473.1	11,717.6
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 258,352,390 shares and 257,506,184 shares, respectively	2.6	2.6
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,340,027 shares and 28,358,527 shares, respectively	0.3	0.3
Additional paid-in capital	2,787.6	2,755.8
Retained earnings	8,011.0	7,310.0
Accumulated other comprehensive loss	(87.4)	(399.8)
	10,714.1	9,668.9
Less: Treasury stock –
Class A Common Stock, at cost, 86,110,068 shares and 86,262,971 shares, respectively	(2,783.8)	(2,775.5)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,786.0)	(2,777.7)
Total CBI stockholders’ equity	7,928.1	6,891.2
Noncontrolling interests	17.2	(6.4)
Total stockholders’ equity	7,945.3	6,884.8
Total liabilities and stockholders’ equity	$19,418.4	$18,602.4

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2017	2016	2017	2016
Sales	$4,412.5	$4,275.8	$2,297.2	$2,222.8
Less – excise taxes	(392.5)	(382.8)	(212.7)	(201.6)
Net sales	4,020.0	3,893.0	2,084.5	2,021.2
Cost of product sold	(1,959.4)	(2,042.7)	(1,019.2)	(1,052.2)
Gross profit	2,060.6	1,850.3	1,065.3	969.0
Selling, general and administrative expenses	(778.6)	(686.7)	(351.4)	(358.1)
Operating income	1,282.0	1,163.6	713.9	610.9
Equity in earnings of equity method investees	0.6	0.7	0.2	—
Interest expense	(163.7)	(178.7)	(81.3)	(94.1)
Loss on write-off of debt issuance costs	(8.8)	—	(2.1)	—
Income before income taxes	1,110.1	985.6	630.7	516.8
Provision for income taxes	(202.8)	(313.3)	(128.7)	(163.6)
Net income	907.3	672.3	502.0	353.2
Net (income) loss attributable to noncontrolling interests	(5.0)	4.9	(2.5)	5.7
Net income attributable to CBI	$902.3	$677.2	$499.5	$358.9

Comprehensive income	$1,238.3	$678.1	$633.5	$364.9
Comprehensive (income) loss attributable to noncontrolling interests	(23.6)	8.5	(9.1)	7.4
Comprehensive income attributable to CBI	$1,214.7	$686.6	$624.4	$372.3

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$4.67	$3.42	$2.58	$1.81
Basic – Class B Convertible Common Stock	$4.24	$3.10	$2.35	$1.64

Diluted – Class A Common Stock	$4.48	$3.30	$2.48	$1.75
Diluted – Class B Convertible Common Stock	$4.14	$3.04	$2.29	$1.61

Weighted average common shares outstanding:
Basic – Class A Common Stock	171.821	177.001	172.087	177.460
Basic – Class B Convertible Common Stock	23.341	23.353	23.338	23.353

Diluted – Class A Common Stock	201.199	205.508	201.346	205.650
Diluted – Class B Convertible Common Stock	23.341	23.353	23.338	23.353

Cash dividends declared per common share:
Class A Common Stock	$1.04	$0.80	$0.52	$0.40
Class B Convertible Common Stock	$0.94	$0.72	$0.47	$0.36

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2017	2016
Cash flows from operating activities:
Net income	$907.3	$672.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	140.9	113.9
Impairment and amortization of intangible assets	89.7	6.3
Stock-based compensation	28.9	31.4
Amortization and loss on write-off of debt issuance costs	14.4	6.4
Deferred tax provision	13.6	139.9
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(116.7)	(94.9)
Inventories	49.2	48.9
Prepaid expenses and other current assets	(89.7)	(28.6)
Accounts payable	40.2	144.3
Deferred revenue	27.4	12.8
Other accrued expenses and liabilities	(33.1)	30.6
Other	30.8	(38.4)
Total adjustments	195.6	372.6
Net cash provided by operating activities	1,102.9	1,044.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(505.1)	(368.6)
Purchases of businesses	(131.8)	(284.9)
Payments related to sale of business	(5.0)	—
Other investing activities	1.3	(0.1)
Net cash used in investing activities	(640.6)	(653.6)

Cash flows from financing activities:
Principal payments of long-term debt	(4,517.9)	(842.4)
Dividends paid	(201.0)	(158.8)
Payments of minimum tax withholdings on stock-based payment awards	(22.5)	(64.7)
Payments of debt issuance costs	(20.2)	(4.6)
Purchases of treasury stock	(14.3)	(5.5)
Proceeds from issuance of long-term debt	4,017.0	940.6
Net proceeds from (repayments of) notes payable	206.6	(295.8)
Proceeds from shares issued under equity compensation plans	32.0	33.3
Excess tax benefits from stock-based payment awards	—	100.9
Net cash used in financing activities	(520.3)	(297.0)

Effect of exchange rate changes on cash and cash equivalents	6.2	(0.1)

Net increase (decrease) in cash and cash equivalents	(51.8)	94.2
Cash and cash equivalents, beginning of period	177.4	83.1
Cash and cash equivalents, end of period	$125.6	$177.3

Supplemental disclosures of noncash investing and financing activities:
Additions to property, plant and equipment	$172.8	$209.4
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017
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

2.    RECENTLY ADOPTED ACCOUNTING GUIDANCE:

Stock-based employee compensation –
Effective March 1, 2017, we adopted the FASB amended guidance for, among other items, the accounting for income taxes related to share-based compensation and the related classification in the statement of cash flows. This guidance requires the recognition of excess tax benefits and deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or settlement date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Through February 28, 2017, these amounts were recognized in additional paid-in capital at the time of vesting or settlement. Additionally, effective March 1, 2017, excess tax benefits are classified as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented. We adopted this guidance on a prospective basis and, accordingly, prior periods have not been adjusted. Adoption of this guidance resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital of $51.3 million and $18.8 million for the six months and three months ended August 31, 2017, respectively.

The adoption of this amended guidance also impacted our calculation of diluted earnings per share under the treasury stock method, as excess tax benefits and deficiencies resulting from share-based compensation are no longer included in the assumed proceeds calculation. This change in the assumed proceeds calculation resulted in a decrease in diluted earnings per share of $0.05 and $0.02 for the six months and three months ended August 31, 2017, respectively.

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

3.    INVENTORIES:

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2017	February 28, 2017
(in millions)
Raw materials and supplies	$172.9	$149.7
In-process inventories	1,192.4	1,260.1
Finished case goods	564.4	545.3
	$1,929.7	$1,955.1

4.    PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	August 31, 2017	February 28, 2017
(in millions)
Prepaid excise, sales and value added taxes	$247.6	$136.1
Income taxes receivable	88.4	100.4
Other	128.8	124.0
	$464.8	$360.5

5.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2017 Annual Report and have not changed significantly for the six months and three months ended August 31, 2017.

The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2017	February 28, 2017
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,301.7	$981.7
Interest rate swap contracts	$200.0	$250.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$283.0	$389.9
Commodity derivative contracts	$157.2	$153.2

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2017, the estimated fair value of derivative instruments in a net liability position due to counterparties was $3.8 million. If we were required to settle the net liability position under these derivative instruments on August 31, 2017, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 6):

Assets			Liabilities
	August 31, 2017	February 28, 2017		August 31, 2017	February 28, 2017
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$23.8	$5.2	Other accrued expenses and liabilities	$4.8	$30.4
Other assets	$19.2	$6.0	Other liabilities	$5.7	$37.4
Interest rate swap contracts:
Prepaid expenses and other	$0.7	$0.3	Other accrued expenses and liabilities	$—	$0.3
Other assets	$2.0	$4.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.3	$2.0	Other accrued expenses and liabilities	$0.7	$2.6
Commodity derivative contracts:
Prepaid expenses and other	$5.5	$4.3	Other accrued expenses and liabilities	$4.3	$6.9
Other assets	$2.5	$1.5	Other liabilities	$4.0	$4.7

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Six Months Ended August 31, 2017
Foreign currency contracts	$62.4	Sales	$0.1
		Cost of product sold	(2.0)
Interest rate swap contracts	(2.4)	Interest expense	(0.1)
	$60.0		$(2.0)

For the Six Months Ended August 31, 2016
Foreign currency contracts	$(0.6)	Sales	$0.2
		Cost of product sold	(10.7)
Interest rate swap contracts	0.1	Interest expense	(3.7)
	$(0.5)		$(14.2)

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Three Months Ended August 31, 2017
Foreign currency contracts	$23.8	Sales	$(0.2)
		Cost of product sold	0.7
Interest rate swap contracts	(0.4)	Interest expense	—
	$23.4		$0.5

For the Three Months Ended August 31, 2016
Foreign currency contracts	$1.7	Sales	$0.1
		Cost of product sold	(5.7)
Interest rate swap contracts	(0.8)	Interest expense	(1.8)
	$0.9		$(7.4)

We expect $14.5 million of net gains, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Six Months Ended August 31, 2017
Commodity derivative contracts	Cost of product sold	$0.8
Foreign currency contracts	Selling, general and administrative expenses	6.4
		$7.2

For the Six Months Ended August 31, 2016
Commodity derivative contracts	Cost of product sold	$7.7
Foreign currency contracts	Selling, general and administrative expenses	(14.3)
		$(6.6)

For the Three Months Ended August 31, 2017
Commodity derivative contracts	Cost of product sold	$3.9
Foreign currency contracts	Selling, general and administrative expenses	1.7
		$5.6

For the Three Months Ended August 31, 2016
Commodity derivative contracts	Cost of product sold	$(5.4)
Foreign currency contracts	Selling, general and administrative expenses	(3.8)
		$(9.2)

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Fair value methodology and assumptions –
The methods and assumptions we use to estimate the fair value for each class of our financial instruments are presented in Notes 1 and 7 of our consolidated financial statements included in our 2017 Annual Report and have not changed significantly for the six months and three months ended August 31, 2017. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximate fair value as of August 31, 2017, and February 28, 2017, due to the relatively short maturity of these instruments. As of August 31, 2017, the carrying amount of long-term debt, including the current portion, was $8,133.4 million, compared with an estimated fair value of $8,515.8 million. As of February 28, 2017, the carrying amount of long-term debt, including the current portion, was $8,631.6 million, compared with an estimated fair value of $8,845.5 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2017
Assets:
Foreign currency contracts	$—	$45.3	$—	$45.3
Commodity derivative contracts	$—	$8.0	$—	$8.0
Interest rate swap contracts	$—	$2.7	$—	$2.7
Available-for-sale (“AFS”) debt securities	$—	$—	$9.9	$9.9
Liabilities:
Foreign currency contracts	$—	$11.2	$—	$11.2
Commodity derivative contracts	$—	$8.3	$—	$8.3

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2017
Assets:
Foreign currency contracts	$—	$13.2	$—	$13.2
Commodity derivative contracts	$—	$5.8	$—	$5.8
Interest rate swap contracts	$—	$4.7	$—	$4.7
AFS debt securities	$—	$—	$9.5	$9.5
Liabilities:
Foreign currency contracts	$—	$70.4	$—	$70.4
Commodity derivative contracts	$—	$11.6	$—	$11.6
Interest rate swap contracts	$—	$0.3	$—	$0.3

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
For the Six Months Ended August 31, 2017
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

7.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 29, 2016	$4,530.1	$2,608.5	$7,138.6
Purchase accounting allocations (1)	510.8	373.7	884.5
Canadian Divestiture (2)	—	(126.1)	(126.1)
Foreign currency translation adjustments	12.1	11.4	23.5
Balance, February 28, 2017	5,053.0	2,867.5	7,920.5
Purchase accounting allocations (3)	63.2	57.6	120.8
Foreign currency translation adjustments	71.4	1.5	72.9
Balance, August 31, 2017	$5,187.6	$2,926.6	$8,114.2

(1)
Preliminary purchase accounting allocations associated with the acquisition of the Obregon Brewery (Beer) and purchase accounting allocations primarily associated with the acquisitions of Prisoner, High West and Charles Smith (Wine and Spirits). See defined acquisition terms below.

(2)	Includes accumulated impairment losses of C$289.1 million, or $216.8 million.

(3)
Preliminary purchase accounting allocations associated primarily with the acquisitions of the Obregon Brewery ($12.2 million) and Funky Buddha (Beer) and Schrader Cellars (Wine and Spirits). See defined acquisition terms below.

Acquisitions –
Obregon Brewery:
In December 2016, we acquired a brewery operation business in Obregon, Sonora, Mexico from Grupo Modelo, S. de R.L. de C.V., formerly known as Grupo Modelo, S.A.B. de C.V., (“Modelo”), a subsidiary of Anheuser-Busch InBev SA/NV for cash paid of $569.7 million, net of cash acquired (the “Obregon Brewery”). The transaction primarily included the acquisition of operations; goodwill; property, plant and equipment; and inventories. The purchase accounting has not yet been finalized due primarily to an incomplete valuation of property, plant and equipment. Further changes to the preliminary purchase price allocation will be recognized as valuations are finalized. This acquisition provided us with immediate functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio and flexibility for future innovation initiatives. It also enabled us to become fully independent from an interim supply agreement with Modelo, which was terminated at the time of this acquisition. The results of operations of the Obregon Brewery are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

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

Other Acquisitions:
During the three months ended August 31, 2017, we acquired the Funky Buddha Brewery LLC business, which included a portfolio of high-quality, Florida-based craft beers (“Funky Buddha”), and the Schrader Cellars, LLC business, which included a collection of highly-rated, limited-production fine wines (“Schrader Cellars”), for a combined purchase price of $130.8 million. The purchase price for each acquisition was primarily allocated to goodwill and trademarks. In addition, the purchase price for Funky Buddha includes an earn-out over five years based on the performance of the brands. The results of operations of Funky Buddha are reported in the Beer segment and the results of operations of Schrader Cellars are reported in the Wine and Spirits segment, and each have been included in our consolidated results of operations from their respective date of acquisition.

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

Additionally, our Wine and Spirits’ U.S. business recognized an impairment of $8.4 million for the fourth quarter of fiscal 2017 for trademarks associated with certain U.S. brands sold exclusively through the Canadian wine business for which we expect future sales of these brands to be minimal subsequent to the Canadian Divestiture. We have also recognized $15.2 million of other costs associated with the Canadian Divestiture, with $12.0 million recognized for the year ended February 28, 2017, primarily in connection with the evaluation of the merits of executing an initial public offering for a portion of our then-owned Canadian wine business, and $3.2 million recognized for the first quarter of fiscal 2018 in connection with the sale of the Canadian wine business. These amounts are included in selling, general and administrative expenses. In total, we have recognized $238.8 million of net gains associated with the Canadian Divestiture, with $242.0 million of net gains recognized for the year ended February 28, 2017, and $3.2 million of net losses recognized for the six months ended August 31, 2017, as follows:

(in millions)
Gain on sale of business	$262.4
Impairment of trademarks	(8.4)
Other net costs	(15.2)
Net gain associated with the Canadian Divestiture and related activities	$238.8

8.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	August 31, 2017		February 28, 2017
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.9	$46.9	$89.1	$48.6
Other	20.0	1.5	19.9	1.7
Total	$109.9	48.4	$109.0	50.3

Nonamortizable intangible assets
Trademarks		3,260.7		3,327.4
Total intangible assets		$3,309.1		$3,377.7

We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2017, and August 31, 2016. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $2.9 million and $6.3 million for the six months ended August 31, 2017, and August 31, 2016, respectively, and $1.5 million and $2.1 million for the three months ended August 31, 2017 and August 31, 2016, respectively. Estimated amortization expense for the remaining six months of fiscal 2018 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2018	$2.9
2019	$5.9
2020	$5.7
2021	$5.3
2022	$5.1
2023	$3.2
Thereafter	$20.3

9.    BORROWINGS:

Borrowings consist of the following:

	August 31, 2017			February 28, 2017
	Current	Long-term	Total	Total
(in millions)
Notes payable to banks
Senior Credit Facility – Revolving Credit Loans	$458.0	$—	$458.0	$231.0
Other	356.0	—	356.0	375.5
	$814.0	$—	$814.0	$606.5

Long-term debt
Senior Credit Facility – Term Loans	$78.7	$2,408.7	$2,487.4	$3,787.5
Senior Notes	—	5,402.6	5,402.6	4,617.0
Other	17.8	225.6	243.4	227.1
	$96.5	$8,036.9	$8,133.4	$8,631.6

Senior credit facility –
The Company, CIH International S.à r.l., a wholly-owned indirect subsidiary of ours (“CIH”), CB International Finance S.à r.l., a wholly-owned indirect subsidiary of ours (“CB International”), CIH Holdings S.à r.l., a wholly-owned indirect subsidiary of ours (“CIHH”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders are parties to a credit agreement, as amended and restated (the “2016 Credit Agreement”).

In May 2017, we repaid the outstanding obligations under the U.S. Term A loan facility under the 2016 Credit Agreement primarily with a portion of the proceeds from the May 2017 Senior Notes (as defined below) and revolver borrowings under the 2016 Credit Agreement.

In July 2017, the Company, CIH, CB International (together with CIH, the “European Borrowers”), CIHH, the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2017 Restatement Agreement”) that amended and restated the 2016 Credit Agreement (as amended and restated by the 2017 Restatement Agreement, the “2017 Credit Agreement”). The principal changes effected by the 2017 Restatement Agreement were:

•	The refinance and increase of the existing U.S. Term A-1 loan facility with a new $500.0 million U.S. Term A-1 loan facility and extension of its maturity to July 14, 2024;

•
The creation of a new $2.0 billion European Term A loan facility into which the then-existing European Term A loan facility, European Term A-1 loan facility and European Term A-2 loan facility were combined;

•	The increase of the revolving credit facility by $350.0 million to $1.5 billion and extension of its maturity to July 14, 2022; and

•	The removal of CIHH as a borrower under the 2017 Restatement Agreement.

In addition, the Company and certain of our U.S. subsidiaries executed an amended and restated guarantee agreement which, among other things, released certain of our U.S. subsidiaries as guarantors of borrowings under the 2017 Credit Agreement. Furthermore, the European Borrowers executed an amended and restated cross-guarantee agreement which, among other things, removed CIHH as a party to the amended and restated cross-guarantee agreement. The U.S. obligations under the 2017 Credit Agreement are guaranteed by certain of our U.S. subsidiaries. The European obligations under the 2017 Credit Agreement are guaranteed by us and certain of our U.S. subsidiaries. The European obligations are cross-guaranteed by the European Borrowers whereby each guarantees the other’s obligations.

The 2017 Credit Agreement provides for aggregate credit facilities of $4,000.0 million, consisting of the following:

	Amount	Maturity
(in millions)
Revolving Credit Facility (1) (2)	$1,500.0	July 14, 2022
U.S. Term A-1 Facility (1) (3)	500.0	July 14, 2024
European Term A Facility (1) (3)	2,000.0	July 14, 2020
	$4,000.0

(1)	Contractual interest rate varies based on our debt rating (as defined in the 2017 Credit Agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin.

(2)
Consists of a $190.0 million U.S. Revolving Credit Facility and a $1,310.0 million European Revolving Credit Facility. We are the borrower under the $1,500.0 million Revolving Credit Facility (inclusive of the U.S. Revolving Credit Facility and the European Revolving Credit Facility). CIH and/or CB International are additional borrowers under the European Revolving Credit Facility. Includes two sub-facilities for letters of credit of up to $200.0 million in the aggregate.

(3)	We are the borrower under the U.S. Term A-1 loan facility. CIH is the borrower under the European Term A loan facility.

The 2017 Credit Agreement also permits us to elect, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions, to increase the revolving credit commitments or add one or more tranches of additional term loans (the “Incremental Facilities”). The Incremental Facilities may be an unlimited amount so long as our leverage ratio, as defined and computed pursuant to the 2017 Credit Agreement, is no greater than 4.00 to 1.00 subject to certain limitations and for the period defined pursuant to the 2017 Credit Agreement.

We and our subsidiaries are subject to covenants that are contained in the 2017 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

As of August 31, 2017, information with respect to borrowings under the 2017 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A-1 Facility (1)	European Term A Facility (1)
(in millions)
Outstanding borrowings	$458.0	$498.8	$1,988.6
Interest rate	2.5%	2.8%	2.5%
LIBOR margin	1.25%	1.55%	1.25%
Outstanding letters of credit	$13.7
Remaining borrowing capacity	$1,028.3

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

As of August 31, 2017, the required principal repayments of the term loans under the 2017 Credit Agreement (excluding unamortized debt issuance costs of $12.6 million) for the remaining six months of fiscal 2018 and for each of the five succeeding fiscal years and thereafter are as follows:

	U.S. Term A-1 Facility	European Term A Facility	Total
(in millions)
2018	$1.3	$25.0	$26.3
2019	5.0	100.0	105.0
2020	5.0	100.0	105.0
2021	5.0	1,775.0	1,780.0
2022	5.0	—	5.0
2023	5.0	—	5.0
Thereafter	473.7	—	473.7
	$500.0	$2,000.0	$2,500.0

Interest rate swap contracts –
We have entered into interest rate swap agreements, which are designated as cash flow hedges for $200.0 million of our floating LIBOR rate debt. As a result of these hedges, we have fixed our interest rates on $200.0 million of our floating LIBOR rate debt at an average rate of 1.0% (exclusive of borrowing margins) from September 1, 2016, through July 1, 2020.

Senior notes –
In May 2017, we issued $1,500.0 million aggregate principal amount of Senior Notes (the “May 2017 Senior Notes”). Proceeds from this offering, net of discount and debt issuance costs, were $1,482.5 million. The May 2017 Senior Notes consist of:

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

Debt payments –
As of August 31, 2017, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discount of $55.1 million and $4.9 million, respectively) for the remaining six months of fiscal 2018 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2018	$33.7
2019	121.7
2020	513.9
2021	1,784.4
2022	505.9
2023	1,105.0
Thereafter	4,128.8
$8,193.4

Accounts receivable securitization facilities –
In September 2016, we amended our prior trade accounts receivable securitization facility (as amended, the “CBI Facility”) for an additional 364-day term. Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to a wholly-owned bankruptcy remote single purpose subsidiary, the

CBI SPV, which is consolidated by us for financial reporting purposes. The CBI Facility provides borrowing capacity of $235.0 million up to $340.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas.

Also, in September 2016, Crown Imports amended its prior trade accounts receivable securitization facility (as amended, the “Crown Facility”) for an additional 364-day term. Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary, the Crown SPV, which is consolidated by us for financial reporting purposes. The Crown Facility provides borrowing capacity of $120.0 million up to $210.0 million structured to account for the seasonality of Crown Imports’ business.

As of August 31, 2017, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$215.4	2.1%	$84.6
Crown Facility	$122.4	2.1%	$52.6

In September 2017, our existing accounts receivable securitization facilities were amended, resulting in the extension of each facility for an additional 364-day term. In addition, the newly amended CBI Facility provides borrowing capacity of $230.0 million up to $330.0 million and the newly amended Crown Facility provides borrowing capacity of $130.0 million up to $250.0 million. The remaining provisions of the amended facilities are substantially identical in all material respects to the prior facilities.

10.    INCOME TAXES:

Our effective tax rate for the six months ended August 31, 2017, and August 31, 2016, was 18.3% and 31.8%, respectively. Our effective tax rate for the three months ended August 31, 2017, and August 31, 2016, was 20.4% and 31.7%, respectively.

For the six months and three months ended August 31, 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to (i)  lower effective tax rates applicable to our foreign businesses, including our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries, which was asserted in the third quarter of fiscal 2017, and (ii)  the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled in connection with our March 1, 2017, adoption of the FASB’s amended share-based compensation guidance. For the six months and three months ended August 31, 2016, our effective tax rate was lower than the federal statutory rate primarily due to lower effective tax rates applicable to our foreign businesses.

11.    STOCKHOLDERS’ EQUITY:

In November 2016, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2017 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2017 Authorization have become treasury shares.

For the six months ended August 31, 2017, we repurchased 73,129 shares of Class A Common Stock pursuant to the 2017 Authorization at an aggregate cost of $14.3 million through open market transactions.

As of August 31, 2017, total shares repurchased under the 2017 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2017 Authorization	$1,000.0	$467.4	3,079,676

12.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the six months and three months ended August 31, 2017, and August 31, 2016, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the six months and three months ended August 31, 2017, and August 31, 2016, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Six Months Ended
	August 31, 2017		August 31, 2016
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$803.2	$99.1	$604.9	$72.3
Conversion of Class B common shares into Class A common shares	99.1	—	72.3	—
Effect of stock-based awards on allocated net income	—	(2.4)	—	(1.4)
Net income attributable to CBI allocated – diluted	$902.3	$96.7	$677.2	$70.9

Weighted average common shares outstanding – basic	171.821	23.341	177.001	23.353
Conversion of Class B common shares into Class A common shares	23.341	—	23.353	—
Stock-based awards, primarily stock options	6.037	—	5.154	—
Weighted average common shares outstanding – diluted	201.199	23.341	205.508	23.353

Net income per common share attributable to CBI – basic	$4.67	$4.24	$3.42	$3.10
Net income per common share attributable to CBI – diluted	$4.48	$4.14	$3.30	$3.04

	For the Three Months Ended
	August 31, 2017		August 31, 2016
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$444.7	$54.8	$320.7	$38.2
Conversion of Class B common shares into Class A common shares	54.8	—	38.2	—
Effect of stock-based awards on allocated net income	—	(1.3)	—	(0.7)
Net income attributable to CBI allocated – diluted	$499.5	$53.5	$358.9	$37.5

Weighted average common shares outstanding – basic	172.087	23.338	177.460	23.353
Conversion of Class B common shares into Class A common shares	23.338	—	23.353	—
Stock-based awards, primarily stock options	5.921	—	4.837	—
Weighted average common shares outstanding – diluted	201.346	23.338	205.650	23.353

Net income per common share attributable to CBI – basic	$2.58	$2.35	$1.81	$1.64
Net income per common share attributable to CBI – diluted	$2.48	$2.29	$1.75	$1.61

13.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2017
Net income attributable to CBI			$902.3
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gains	$253.5	$(1.0)	252.5
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	253.5	(1.0)	252.5
Unrealized gain on cash flow hedges:
Net derivative gains	83.9	(23.9)	60.0
Reclassification adjustments	(0.2)	(0.1)	(0.3)
Net gain recognized in other comprehensive income	83.7	(24.0)	59.7
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.4	(0.2)	0.2
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.4	(0.2)	0.2
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	0.1	—
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(0.1)	0.1	—
Other comprehensive income attributable to CBI	$337.5	$(25.1)	312.4
Comprehensive income attributable to CBI			$1,214.7

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2016
Net income attributable to CBI			$677.2
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(2.8)	$(1.7)	(4.5)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(2.8)	(1.7)	(4.5)
Unrealized loss on cash flow hedges:
Net derivative losses	(3.1)	2.6	(0.5)
Reclassification adjustments	20.9	(6.7)	14.2
Net gain recognized in other comprehensive income	17.8	(4.1)	13.7
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.2	0.1	0.3
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.2	0.1	0.3
Pension/postretirement adjustments:
Net actuarial losses	(0.6)	0.2	(0.4)
Reclassification adjustments	0.3	—	0.3
Net loss recognized in other comprehensive income	(0.3)	0.2	(0.1)
Other comprehensive income attributable to CBI	$14.9	$(5.5)	9.4
Comprehensive income attributable to CBI			$686.6

For the Three Months Ended August 31, 2017
Net income attributable to CBI			$499.5
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gains	$104.8	$(0.8)	104.0
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	104.8	(0.8)	104.0
Unrealized gain on cash flow hedges:
Net derivative gains	32.0	(8.6)	23.4
Reclassification adjustments	(4.0)	1.1	(2.9)
Net gain recognized in other comprehensive income	28.0	(7.5)	20.5
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.7	(0.2)	0.5
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.7	(0.2)	0.5
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	0.1	—
Reclassification adjustments	(0.1)	—	(0.1)
Net loss recognized in other comprehensive income	(0.2)	0.1	(0.1)
Other comprehensive income attributable to CBI	$133.3	$(8.4)	124.9
Comprehensive income attributable to CBI			$624.4

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2016
Net income attributable to CBI			$358.9
Other comprehensive income attributable to CBI:
Foreign currency translation adjustments:
Net gains	$4.6	$0.1	4.7
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	4.6	0.1	4.7
Unrealized gain on cash flow hedges:
Net derivative gains	0.1	0.8	0.9
Reclassification adjustments	10.8	(3.3)	7.5
Net gain recognized in other comprehensive income	10.9	(2.5)	8.4
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.1	0.1	0.2
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.1	0.1	0.2
Pension/postretirement adjustments:
Net actuarial gains	—	—	—
Reclassification adjustments	0.1	—	0.1
Net gain recognized in other comprehensive income	0.1	—	0.1
Other comprehensive income attributable to CBI	$15.7	$(2.3)	13.4
Comprehensive income attributable to CBI			$372.3

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2017	$(358.0)	$(38.0)	$(2.3)	$(1.5)	$(399.8)
Other comprehensive income:
Other comprehensive income before reclassification adjustments	252.5	60.0	0.2	—	312.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.3)	—	—	(0.3)
Other comprehensive income	252.5	59.7	0.2	—	312.4
Balance, August 31, 2017	$(105.5)	$21.7	$(2.1)	$(1.5)	$(87.4)

14.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

In July 2017, certain subsidiaries of the Company which were previously included as Subsidiary Guarantors (as defined below) became Subsidiary Nonguarantors (as defined below) under the Company’s existing indentures. The following information sets forth the condensed consolidating balance sheets as of August 31, 2017, and February 28, 2017, the condensed consolidating statements of comprehensive income for the six months and three months ended August 31, 2017, and August 31, 2016, and the condensed consolidating statements of cash flows for the six months ended August 31, 2017, and August 31, 2016, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company, as if the new Subsidiary Guarantors and the new

Subsidiary Nonguarantors had been in place as of and for all periods presented. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors is not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2017 Annual Report, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2017
Current assets:
Cash and cash equivalents	$6.3	$5.6	$113.7	$—	$125.6
Accounts receivable	0.1	10.7	842.5	—	853.3
Inventories	170.6	1,412.7	493.5	(147.1)	1,929.7
Intercompany receivable	24,185.1	33,604.7	16,649.2	(74,439.0)	—
Prepaid expenses and other	95.8	59.8	390.8	(81.6)	464.8
Total current assets	24,457.9	35,093.5	18,489.7	(74,667.7)	3,373.4
Property, plant and equipment	72.4	711.1	3,680.7	—	4,464.2
Investments in subsidiaries	18,264.8	329.8	5,615.0	(24,209.6)	—
Goodwill	—	6,185.6	1,928.6	—	8,114.2
Intangible assets	—	720.8	2,588.3	—	3,309.1
Intercompany notes receivable	5,259.3	2,201.3	—	(7,460.6)	—
Other assets	18.8	4.3	134.4	—	157.5
Total assets	$48,073.2	$45,246.4	$32,436.7	$(106,337.9)	$19,418.4

Current liabilities:
Notes payable to banks	$160.0	$—	$654.0	$—	$814.0
Current maturities of long-term debt	5.8	15.5	75.2	—	96.5
Accounts payable	43.0	207.7	351.0	—	601.7
Intercompany payable	33,725.9	25,756.5	14,956.6	(74,439.0)	—
Other accrued expenses and liabilities	270.4	282.3	128.2	(103.1)	577.8
Total current liabilities	34,205.1	26,262.0	16,165.0	(74,542.1)	2,090.0
Long-term debt, less current maturities	5,897.6	9.4	2,129.9	—	8,036.9
Deferred income taxes	15.3	702.7	449.1	—	1,167.1
Intercompany notes payable	—	4,741.3	2,719.3	(7,460.6)	—
Other liabilities	27.1	11.3	140.7	—	179.1
Total liabilities	40,145.1	31,726.7	21,604.0	(82,002.7)	11,473.1
Total CBI stockholders’ equity	7,928.1	13,519.7	10,815.5	(24,335.2)	7,928.1
Noncontrolling interests	—	—	17.2	—	17.2
Total stockholders’ equity	7,928.1	13,519.7	10,832.7	(24,335.2)	7,945.3
Total liabilities and stockholders’ equity	$48,073.2	$45,246.4	$32,436.7	$(106,337.9)	$19,418.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2017
Current assets:
Cash and cash equivalents	$9.6	$5.3	$162.5	$—	$177.4
Accounts receivable	2.4	18.1	716.5	—	737.0
Inventories	162.3	1,456.6	502.8	(166.6)	1,955.1
Intercompany receivable	21,894.2	30,298.2	14,985.4	(67,177.8)	—
Prepaid expenses and other	40.4	69.1	235.2	15.8	360.5
Total current assets	22,108.9	31,847.3	16,602.4	(67,328.6)	3,230.0
Property, plant and equipment	69.5	680.1	3,183.2	—	3,932.8
Investments in subsidiaries	16,965.2	267.2	5,370.3	(22,602.7)	—
Goodwill	—	6,185.5	1,735.0	—	7,920.5
Intangible assets	—	810.2	2,567.5	—	3,377.7
Intercompany notes receivable	5,074.5	2,155.5	—	(7,230.0)	—
Other assets	17.9	4.5	119.0	—	141.4
Total assets	$44,236.0	$41,950.3	$29,577.4	$(97,161.3)	$18,602.4

Current liabilities:
Notes payable to banks	$231.0	$—	$375.5	$—	$606.5
Current maturities of long-term debt	767.9	16.2	126.8	—	910.9
Accounts payable	47.6	57.5	454.7	—	559.8
Intercompany payable	30,722.8	23,203.3	13,251.7	(67,177.8)	—
Other accrued expenses and liabilities	270.2	203.5	175.6	(28.9)	620.4
Total current liabilities	32,039.5	23,480.5	14,384.3	(67,206.7)	2,697.6
Long-term debt, less current maturities	5,260.2	11.8	2,448.7	—	7,720.7
Deferred income taxes	13.3	698.0	422.3	—	1,133.6
Intercompany notes payable	—	4,639.4	2,590.6	(7,230.0)	—
Other liabilities	31.8	8.9	125.0	—	165.7
Total liabilities	37,344.8	28,838.6	19,970.9	(74,436.7)	11,717.6
Total CBI stockholders’ equity	6,891.2	13,111.7	9,612.9	(22,724.6)	6,891.2
Noncontrolling interests	—	—	(6.4)	—	(6.4)
Total stockholders’ equity	6,891.2	13,111.7	9,606.5	(22,724.6)	6,884.8
Total liabilities and stockholders’ equity	$44,236.0	$41,950.3	$29,577.4	$(97,161.3)	$18,602.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2017
Sales	$1,418.4	$3,694.1	$1,842.5	$(2,542.5)	$4,412.5
Less – excise taxes	(174.0)	(212.6)	(5.9)	—	(392.5)
Net sales	1,244.4	3,481.5	1,836.6	(2,542.5)	4,020.0
Cost of product sold	(986.5)	(2,574.7)	(953.2)	2,555.0	(1,959.4)
Gross profit	257.9	906.8	883.4	12.5	2,060.6
Selling, general and administrative expenses	(216.3)	(474.1)	(94.0)	5.8	(778.6)
Operating income	41.6	432.7	789.4	18.3	1,282.0
Equity in earnings (losses) of equity method investees and subsidiaries	973.3	(23.4)	244.7	(1,194.0)	0.6
Interest income	—	—	0.2	—	0.2
Intercompany interest income	116.8	240.0	2.4	(359.2)	—
Interest expense	(129.1)	(0.5)	(34.3)	—	(163.9)
Intercompany interest expense	(191.7)	(98.5)	(69.0)	359.2	—
Loss on write-off of debt issuance costs	(7.0)	—	(1.8)	—	(8.8)
Income before income taxes	803.9	550.3	931.6	(1,175.7)	1,110.1
(Provision for) benefit from income taxes	98.4	(193.1)	(85.3)	(22.8)	(202.8)
Net income	902.3	357.2	846.3	(1,198.5)	907.3
Net income attributable to noncontrolling interests	—	—	(5.0)	—	(5.0)
Net income attributable to CBI	$902.3	$357.2	$841.3	$(1,198.5)	$902.3

Comprehensive income attributable to CBI	$1,214.7	$355.2	$1,159.6	$(1,514.8)	$1,214.7

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2016
Sales	$1,335.5	$3,401.4	$1,874.3	$(2,335.4)	$4,275.8
Less – excise taxes	(170.1)	(180.3)	(32.4)	—	(382.8)
Net sales	1,165.4	3,221.1	1,841.9	(2,335.4)	3,893.0
Cost of product sold	(950.5)	(2,366.3)	(1,058.3)	2,332.4	(2,042.7)
Gross profit	214.9	854.8	783.6	(3.0)	1,850.3
Selling, general and administrative expenses	(200.6)	(356.3)	(140.5)	10.7	(686.7)
Operating income	14.3	498.5	643.1	7.7	1,163.6
Equity in earnings (losses) of equity method investees and subsidiaries	776.4	(23.2)	208.9	(961.4)	0.7
Interest income	0.4	—	0.6	—	1.0
Intercompany interest income	114.7	194.6	1.8	(311.1)	—
Interest expense	(151.1)	(0.8)	(27.8)	—	(179.7)
Intercompany interest expense	(149.0)	(101.0)	(61.1)	311.1	—
Income before income taxes	605.7	568.1	765.5	(953.7)	985.6
(Provision for) benefit from income taxes	71.5	(217.2)	(163.4)	(4.2)	(313.3)
Net income	677.2	350.9	602.1	(957.9)	672.3
Net loss attributable to noncontrolling interests	—	—	4.9	—	4.9
Net income attributable to CBI	$677.2	$350.9	$607.0	$(957.9)	$677.2

Comprehensive income attributable to CBI	$686.6	$350.2	$615.5	$(965.7)	$686.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2017
Sales	$719.6	$1,940.9	$939.2	$(1,302.5)	$2,297.2
Less – excise taxes	(90.4)	(119.2)	(3.1)	—	(212.7)
Net sales	629.2	1,821.7	936.1	(1,302.5)	2,084.5
Cost of product sold	(509.3)	(1,360.1)	(482.9)	1,333.1	(1,019.2)
Gross profit	119.9	461.6	453.2	30.6	1,065.3
Selling, general and administrative expenses	(111.3)	(192.6)	(50.5)	3.0	(351.4)
Operating income	8.6	269.0	402.7	33.6	713.9
Equity in earnings (losses) of equity method investees and subsidiaries	539.8	(11.9)	128.5	(656.2)	0.2
Interest income	—	—	0.1	—	0.1
Intercompany interest income	58.9	122.6	1.2	(182.7)	—
Interest expense	(63.9)	(0.2)	(17.3)	—	(81.4)
Intercompany interest expense	(98.4)	(49.2)	(35.1)	182.7	—
Loss on write-off of debt issuance costs	(0.3)	—	(1.8)	—	(2.1)
Income before income taxes	444.7	330.3	478.3	(622.6)	630.7
(Provision for) benefit from income taxes	54.8	(123.5)	(53.4)	(6.6)	(128.7)
Net income	499.5	206.8	424.9	(629.2)	502.0
Net income attributable to noncontrolling interests	—	—	(2.5)	—	(2.5)
Net income attributable to CBI	$499.5	$206.8	$422.4	$(629.2)	$499.5

Comprehensive income attributable to CBI	$624.4	$203.9	$552.0	$(755.9)	$624.4

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2016
Sales	$711.8	$1,757.5	$870.7	$(1,117.2)	$2,222.8
Less – excise taxes	(92.1)	(93.5)	(16.0)	—	(201.6)
Net sales	619.7	1,664.0	854.7	(1,117.2)	2,021.2
Cost of product sold	(499.1)	(1,219.5)	(488.8)	1,155.2	(1,052.2)
Gross profit	120.6	444.5	365.9	38.0	969.0
Selling, general and administrative expenses	(109.2)	(182.7)	(71.4)	5.2	(358.1)
Operating income	11.4	261.8	294.5	43.2	610.9
Equity in earnings (losses) of equity method investees and subsidiaries	407.4	(11.9)	108.4	(503.9)	—
Interest income	0.3	—	0.3	—	0.6
Intercompany interest income	57.3	98.6	0.9	(156.8)	—
Interest expense	(76.8)	(0.4)	(17.5)	—	(94.7)
Intercompany interest expense	(75.8)	(49.3)	(31.7)	156.8	—
Income before income taxes	323.8	298.8	354.9	(460.7)	516.8
(Provision for) benefit from income taxes	35.1	(114.2)	(68.9)	(15.6)	(163.6)
Net income	358.9	184.6	286.0	(476.3)	353.2
Net loss attributable to noncontrolling interests	—	—	5.7	—	5.7
Net income attributable to CBI	$358.9	$184.6	$291.7	$(476.3)	$358.9

Comprehensive income attributable to CBI	$372.3	$185.0	$303.5	$(488.5)	$372.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2017
Net cash provided by (used in) operating activities	$(200.9)	$934.4	$369.4	$—	$1,102.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(10.0)	(59.2)	(435.9)	—	(505.1)
Purchases of businesses	—	(70.9)	(60.9)	—	(131.8)
Payments related to sale of business	—	—	(5.0)	—	(5.0)
Net proceeds from intercompany notes	658.6	—	1.8	(660.4)	—
Net investments in equity affiliates	(53.8)	—	—	53.8	—
Other investing activities	—	—	1.3	—	1.3
Net cash provided by (used in) investing activities	594.8	(130.1)	(498.7)	(606.6)	(640.6)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(15.0)	15.0	—
Net contributions from equity affiliates	—	6.8	62.0	(68.8)	—
Net proceeds from (repayments of) intercompany notes	(5.1)	(779.7)	124.4	660.4	—
Principal payments of long-term debt	(2,116.6)	(9.6)	(2,391.7)	—	(4,517.9)
Dividends paid	(201.0)	—	—	—	(201.0)
Payments of minimum tax withholdings on stock-based payment awards	—	(21.5)	(1.0)	—	(22.5)
Payments of debt issuance costs	(16.7)	—	(3.5)	—	(20.2)
Purchases of treasury stock	(14.3)	—	—	—	(14.3)
Proceeds from issuance of long-term debt	1,995.5	—	2,021.5	—	4,017.0
Net proceeds from (repayments of) notes payable	(71.0)	—	277.6	—	206.6
Proceeds from shares issued under equity compensation plans	32.0	—	—	—	32.0
Net cash provided by (used in) financing activities	(397.2)	(804.0)	74.3	606.6	(520.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	6.2	—	6.2

Net increase (decrease) in cash and cash equivalents	(3.3)	0.3	(48.8)	—	(51.8)
Cash and cash equivalents, beginning of period	9.6	5.3	162.5	—	177.4
Cash and cash equivalents, end of period	$6.3	$5.6	$113.7	$—	$125.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2016
Net cash provided by operating activities	$482.2	$852.7	$365.0	$(655.0)	$1,044.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.6)	(30.3)	(332.7)	—	(368.6)
Purchase of business	—	(284.9)	—	—	(284.9)
Net repayments of intercompany notes	(39.0)	—	(1.7)	40.7	—
Net returns of capital from equity affiliates	172.0	—	—	(172.0)	—
Other investing activities	0.2	(0.1)	(0.2)	—	(0.1)
Net cash provided by (used in) investing activities	127.6	(315.3)	(334.6)	(131.3)	(653.6)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(831.7)	831.7	—
Net contributions from (returns of capital to) equity affiliates	—	4.8	(0.1)	(4.7)	—
Net proceeds from (repayments of) intercompany notes	173.2	(466.3)	333.8	(40.7)	—
Principal payments of long-term debt	(733.0)	(10.8)	(98.6)	—	(842.4)
Dividends paid	(158.8)	—	—	—	(158.8)
Payments of minimum tax withholdings on stock-based payment awards	—	(61.6)	(3.1)	—	(64.7)
Payments of debt issuance costs	—	—	(4.6)	—	(4.6)
Purchases of treasury stock	(5.5)	—	—	—	(5.5)
Proceeds from issuance of long-term debt	—	—	940.6	—	940.6
Net repayments of notes payable	—	—	(295.8)	—	(295.8)
Proceeds from shares issued under equity compensation plans	33.3	—	—	—	33.3
Excess tax benefits from stock-based payment awards	100.9	—	—	—	100.9
Net cash provided by (used in) financing activities	(589.9)	(533.9)	40.5	786.3	(297.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)

Net increase in cash and cash equivalents	19.9	3.5	70.8	—	94.2
Cash and cash equivalents, beginning of period	6.0	3.6	73.5	—	83.1
Cash and cash equivalents, end of period	$25.9	$7.1	$144.3	$—	$177.3

15.    BUSINESS SEGMENT INFORMATION:

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2017	2016	2017	2016
(in millions)
Cost of product sold
Flow through of inventory step-up	$(9.8)	$(11.5)	$(2.8)	$(3.4)
Settlements of undesignated commodity derivative contracts	4.7	15.1	2.3	6.8
Net gain (loss) on undesignated commodity derivative contracts	0.8	7.7	3.9	(5.4)
Amortization of favorable interim supply agreement	—	(2.2)	—	—
Total cost of product sold	(4.3)	9.1	3.4	(2.0)

Selling, general and administrative expenses
Impairment of intangible assets	(86.8)	—	—	—
Costs associated with the Canadian Divestiture and related activities	(3.2)	(8.1)	—	(4.4)
Transaction, integration and other acquisition-related costs	(2.3)	(5.3)	(0.7)	(3.0)
Other gains (losses)	—	(1.0)	1.4	0.1
Total selling, general and administrative expenses	(92.3)	(14.4)	0.7	(7.3)
Comparable Adjustments, Operating income (loss)	$(96.6)	$(5.3)	$4.1	$(9.3)

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2017 Annual Report, and include the recently adopted accounting guidance described in Note 2 herein. Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2017	2016	2017	2016
(in millions)
Beer
Net sales	$2,621.2	$2,373.5	$1,378.9	$1,222.5
Segment operating income	$1,066.8	$860.0	$566.2	$450.7
Long-lived tangible assets	$3,326.4	$2,449.4	$3,326.4	$2,449.4
Total assets	$11,992.5	$10,255.6	$11,992.5	$10,255.6
Capital expenditures	$433.1	$303.9	$241.9	$158.9
Depreciation and amortization	$79.9	$53.2	$40.1	$27.3

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2017	2016	2017	2016
(in millions)
Wine and Spirits
Net sales:
Wine	$1,215.7	$1,348.5	$610.7	$705.4
Spirits	183.1	171.0	94.9	93.3
Net sales	$1,398.8	$1,519.5	$705.6	$798.7
Segment operating income	$390.7	$373.7	$185.1	$205.7
Equity in earnings (losses) of equity method investees	$0.2	$0.7	$—	$(0.1)
Long-lived tangible assets	$1,017.6	$1,048.3	$1,017.6	$1,048.3
Investments in equity method investees	$76.9	$76.5	$76.9	$76.5
Total assets	$7,051.5	$7,073.0	$7,051.5	$7,073.0
Capital expenditures	$63.0	$29.6	$41.4	$17.1
Depreciation and amortization	$45.8	$50.2	$23.2	$25.3

Corporate Operations and Other
Segment operating loss	$(78.9)	$(64.8)	$(41.5)	$(36.2)
Equity in earnings of equity method investees	$0.4	$—	$0.2	$0.1
Long-lived tangible assets	$120.2	$134.4	$120.2	$134.4
Investments in equity method investees	$21.5	$7.0	$21.5	$7.0
Total assets	$374.4	$388.8	$374.4	$388.8
Capital expenditures	$9.0	$35.1	$4.7	$23.2
Depreciation and amortization	$18.1	$14.6	$9.0	$7.6

Comparable Adjustments
Operating income (loss)	$(96.6)	$(5.3)	$4.1	$(9.3)
Depreciation and amortization	$—	$2.2	$—	$—

Consolidated
Net sales	$4,020.0	$3,893.0	$2,084.5	$2,021.2
Operating income	$1,282.0	$1,163.6	$713.9	$610.9
Equity in earnings of equity method investees	$0.6	$0.7	$0.2	$—
Long-lived tangible assets	$4,464.2	$3,632.1	$4,464.2	$3,632.1
Investments in equity method investees	$98.4	$83.5	$98.4	$83.5
Total assets	$19,418.4	$17,717.4	$19,418.4	$17,717.4
Capital expenditures	$505.1	$368.6	$288.0	$199.2
Depreciation and amortization	$143.8	$120.2	$72.3	$60.2

16.    ACCOUNTING GUIDANCE NOT YET ADOPTED:

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

In connection with this strategy, we have more than doubled the production capacity of our brewery located in Nava, Coahuila, Mexico (the “Nava Brewery”) since its June 2013 acquisition. In addition, construction of a new, state-of-the-art brewery in Mexicali, Baja California, Mexico (the “Mexicali Brewery”) is underway and we are continuing to invest in optimization to increase the output from the Obregon Brewery, which we acquired in December 2016. Expansion, construction and optimization efforts continue under our previously-announced Mexico beer expansion projects to align with our anticipated future growth expectations.

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

Acquisitions and Divestitures

Beer Segment

Funky Buddha Acquisition

In August 2017, we acquired Funky Buddha, which primarily included the acquisition of operations, goodwill and trademarks. This acquisition included a portfolio of high-quality, Florida-based craft beers which further supports our position in the high-end U.S. beer market. The results of operations of Funky Buddha are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

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

Wine and Spirits Segment

Schrader Cellars Acquisition

In June 2017, we acquired Schrader Cellars, which primarily included the acquisition of goodwill, inventories, trademarks and certain grape supply contracts. This acquisition included a collection of highly-rated, limited-production fine wines which aligns with our portfolio premiumization strategy and strengthens our position in the fine wine category. The results of operations of Schrader Cellars are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

	Second Quarter 2017	Six Months 2017
(in millions)
Net sales	$100.1	$189.7
Gross profit	$44.1	$79.6
Depreciation and amortization	$2.8	$5.6
Operating income	$18.8	$28.3
Income before income taxes	$17.6	$26.9

Cash flow from operating activities		$21.8

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

For additional information on these acquisitions and divestitures, refer to Note 7 of the Financial Statements.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of acquired brand activity in connection with our more significant acquisitions, consisting of Prisoner, High West and Charles Smith (wine and spirits), and divested brand activity in connection with the Canadian Divestiture, as appropriate.

For the three months ended August 31, 2017 (“Second Quarter 2018”), and August 31, 2016 (“Second Quarter 2017”):

•	Our results of operations benefited primarily from continued improvements within our Beer segment.

•
Net sales increased 3% primarily due to an increase in Beer’s net sales driven predominantly by volume growth within our Mexican beer portfolio, partially offset by a decrease in Wine and Spirits’ net sales due largely to the Canadian Divestiture.

•	Operating income increased 17% largely due to the net sales volume growth and benefits from lower cost of product sold for the Mexican beer portfolio.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 39% and 42%, respectively, primarily due to the items discussed above and an income tax benefit driven largely by a change in our assertion regarding the indefinite reinvestment of certain foreign earnings in the third quarter of fiscal 2017 and our March 1, 2017 adoption of the FASB’s amended share-based compensation guidance.

For the six months ended August 31, 2017 (“Six Months 2018”), and August 31, 2016 (“Six Months 2017”):

•	Our results of operations benefited from improvements in both the Beer and Wine and Spirits segments.

•
Net sales increased 3% primarily due to an increase in Beer’s net sales driven predominantly by volume growth within our Mexican beer portfolio, partially offset by a decrease in Wine and Spirits’ net sales due largely to the Canadian Divestiture.

•
Operating income increased 10% largely due to the net sales volume growth and benefits from lower cost of product sold for the Mexican beer portfolio, and a favorable product mix shift and benefits from the acquired brands within the Wine and Spirits segment, partially offset by an increase in Comparable Adjustments.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 33% and 36%, respectively, primarily due to the items discussed above and an income tax benefit driven largely by a change in our assertion regarding the indefinite reinvestment of certain foreign earnings in the third quarter of fiscal 2017 and our March 1, 2017 adoption of the FASB’s amended share-based compensation guidance.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	Second Quarter 2018	Second Quarter 2017	Six Months 2018	Six Months 2017
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$3.9	$(5.4)	$0.8	$7.7
Settlements of undesignated commodity derivative contracts	2.3	6.8	4.7	15.1
Flow through of inventory step-up	(2.8)	(3.4)	(9.8)	(11.5)
Amortization of favorable interim supply agreement	—	—	—	(2.2)
Total cost of product sold	3.4	(2.0)	(4.3)	9.1

Selling, general and administrative expenses
Transaction, integration and other acquisition-related costs	(0.7)	(3.0)	(2.3)	(5.3)
Impairment of intangible assets	—	—	(86.8)	—
Costs associated with the Canadian Divestiture and related activities	—	(4.4)	(3.2)	(8.1)
Other gains (losses)	1.4	0.1	—	(1.0)
Total selling, general and administrative expenses	0.7	(7.3)	(92.3)	(14.4)

Loss on write-off of debt issuance costs	(2.1)	—	(8.8)	—
Comparable Adjustments	$2.0	$(9.3)	$(105.4)	$(5.3)

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

Selling, General and Administrative Expenses

Impairment of Intangible Assets

For the first quarter of fiscal 2018, we identified certain negative trends within our Beer segment’s Ballast Point craft beer portfolio which indicated that it was more likely than not that the fair value of our indefinite lived intangible asset associated with the craft beer trademarks might be below its carrying value. In connection with the change in trends for our craft beer portfolio, we performed a quantitative assessment for impairment of the craft beer trademark asset by comparing the carrying value of the trademark asset to its estimated fair value. The estimated fair value of the trademark asset was calculated based on an income approach using the relief from royalty method. In estimating the fair value of the trademark asset, management made assumptions and projections regarding future cash flows based upon future revenues and other factors. The assumptions used in the estimate of fair value were consistent with the projections and assumptions used in the then-revised strategic operating plans for our craft beer portfolio.

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

For additional information, refer to Note 6 of the Financial Statements included herein.

Costs Associated With The Canadian Divestiture And Related Activities

Represents costs incurred in connection with the evaluation of the merits of executing an initial public offering for a portion of our Canadian wine business and net other costs incurred in connection with the sale of the Canadian wine business.

Loss On Write-Off Of Debt Issuance Costs

Represents a write-off of debt issuance costs in connection with (i)  the May 2017 repayment of the outstanding obligations under the U.S. Term A loan facility under our 2016 Credit Agreement and (ii)  the July 2017 amendment and restatement of the 2016 Credit Agreement.

Second Quarter 2018 Compared to Second Quarter 2017

Net Sales

	Second Quarter 2018	Second Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$1,378.9	$1,222.5	$156.4	13%
Wine and Spirits:
Wine	610.7	705.4	(94.7)	(13%)
Spirits	94.9	93.3	1.6	2%
Total Wine and Spirits	705.6	798.7	(93.1)	(12%)
Consolidated net sales	$2,084.5	$2,021.2	$63.3	3%

Beer Segment	Second Quarter 2018	Second Quarter 2017	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,378.9	$1,222.5	$156.4	13%

Shipment volume (1)	80.3	71.9		11.7%

Depletion volume (1) (2)				8.1%

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

The increase in Beer’s net sales is primarily due to (i)  volume growth within our Mexican beer portfolio of $147.0 million, which benefited from continued consumer demand and increased marketing spend, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $20.8 million. For Second Quarter 2018, the shipment volume growth trend outpaced the depletion volume growth trend due primarily to the timing of strong depletion volume toward the end of the first quarter of fiscal 2018. For Six Months 2018, shipment volume growth is generally aligned with depletion volume growth.

Wine and Spirits Segment	Second Quarter 2018	Second Quarter 2017	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$705.6	$798.7	$(93.1)	(12%)

Shipment volume
Total	14.7	18.2		(19.2%)
Organic	14.6	14.8		(1.4%)

U.S. Domestic	13.6	14.2		(4.2%)
Organic U.S. Domestic	13.5	14.2		(4.9%)

U.S. Domestic Focus Brands	8.4	8.2		2.4%
Organic U.S. Domestic Focus Brands	8.3	8.2		1.2%

Depletion volume (2)
U.S. Domestic				5.0%
U.S. Domestic Focus Brands				12.3%
The decrease in Wine and Spirits’ net sales is due to the Canadian Divestiture of $100.1 million and a decrease in organic net sales of $6.6 million, partially offset by net sales from acquired brands of $13.6 million. The decrease in organic net sales is driven largely by lower volume of $33.6 million, partially offset by favorable product mix shift of $23.6 million. For Second Quarter 2018, the U.S. shipment volume growth trend lagged the U.S. depletion volume growth trend due largely to timing as shipment volume outpaced depletion volume for the first quarter of fiscal 2018. We expect U.S. shipment volume growth to be generally aligned with depletion volume growth for Fiscal 2018.

Gross Profit

	Second Quarter 2018	Second Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$747.0	$615.5	$131.5	21%
Wine and Spirits	314.9	355.5	(40.6)	(11%)
Comparable Adjustments	3.4	(2.0)	5.4	NM
Consolidated gross profit	$1,065.3	$969.0	$96.3	10%

NM = Not meaningful

The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $75.3 million and $20.8 million, respectively, and (ii)  lower cost of product sold for our Mexican beer business of $44.4 million. The lower cost of product sold is primarily due to operational and foreign currency transactional benefits within our Mexican beer portfolio of $34.3 million and $5.8 million, respectively. These benefits from lower cost of product sold for our Mexican beer business are expected to lessen for the remainder of fiscal 2018 due primarily to increasing depreciation and brewery compensation and benefits, both supporting the continued growth of the Mexican beer portfolio. Additionally, for the remainder of fiscal 2018, operational benefits will be tempered as a result of lower production volume in connection with the seasonality of the beer business.

The decrease in Wine and Spirits is primarily due to the Canadian Divestiture of $44.1 million, partially offset by gross profit from the acquired brands of $7.6 million. Organic gross profit decreased slightly due largely to lower volume of $20.8 million, partially offset by favorable product mix shift of $16.2 million.

Gross profit as a percent of net sales increased to 51.1% for Second Quarter 2018 compared with 47.9% for Second Quarter 2017 primarily due to the lower cost of product sold for the Beer segment and the favorable impact from Beer pricing in select markets, which contributed approximately 230 basis points and 55 basis points, respectively.

Selling, General and Administrative Expenses

	Second Quarter 2018	Second Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$180.8	$164.8	$16.0	10%
Wine and Spirits	129.8	149.8	(20.0)	(13%)
Corporate Operations and Other	41.5	36.2	5.3	15%
Comparable Adjustments	(0.7)	7.3	(8.0)	NM
Consolidated selling, general and administrative expenses	$351.4	$358.1	$(6.7)	(2%)

The increase in Beer is due to increases in marketing spend of $10.3 million and general and administrative expenses of $5.7 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio. The increase in general and administrative expenses is predominantly driven by higher expenses supporting the growth of the business.

The decrease in Wine and Spirits is primarily due to a decrease in general and administrative expenses of $22.8 million predominantly driven by the Canadian Divestiture of $20.8 million. Additionally, marketing spend behind our organic and acquired branded wine and spirits portfolio increased $5.2 million, primarily due to planned investment supporting this portfolio.

The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to increases in consulting and compensation and benefits, both largely attributable to supporting the growth of the business, partially offset by lower foreign currency transaction losses.

Selling, general and administrative expenses as a percent of net sales decreased to 16.9% for Second Quarter 2018 as compared with 17.7% for Second Quarter 2017. The decrease is primarily attributable to (i)  the growth in Beer net sales having exceeded the growth in Beer selling, general and administrative expenses, which contributed approximately 55 basis points to the rate decline, (ii)  a change in Comparable Adjustments which contributed approximately 45 basis points of rate decline and (iii)  a benefit of approximately 40 basis points from the divestiture of the Canadian wine business, which had a higher rate of selling, general and administrative expenses as a percent of net sales as compared with the rest of the Wine and Spirits business; partially offset by the growth in Corporate Operations and Other general and administrative expenses which resulted in approximately 30 basis points of rate growth. For the remainder of fiscal 2018, the benefit from the growth in Beer net sales having exceeded the growth in Beer selling, general and administrative expenses is expected to moderate as a result of the seasonality of the beer business.

Operating Income

	Second Quarter 2018	Second Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$566.2	$450.7	$115.5	26%
Wine and Spirits	185.1	205.7	(20.6)	(10%)
Corporate Operations and Other	(41.5)	(36.2)	(5.3)	(15%)
Comparable Adjustments	4.1	(9.3)	13.4	NM
Consolidated operating income	$713.9	$610.9	$103.0	17%

Operating income increased primarily due to the growth in our Beer segment driven predominantly by the factors discussed above.

Interest Expense

Interest expense decreased to $81.3 million for Second Quarter 2018 from $94.1 million for Second Quarter 2017, a decrease of $12.8 million, or (14%). This decrease is primarily due to a lower average interest rate of approximately 105 basis points and higher average borrowings of approximately $1.5 billion. The lower average interest rate is predominantly due to the issuance of the lower rate December 2016 senior notes and May 2017 Senior Notes and the repayment of the higher rate August 2006 senior notes and January 2008 Senior Notes. The higher average borrowings are primarily attributable to the purchases of businesses and treasury stock during Fiscal 2017.

Provision for Income Taxes

Our effective tax rate for Second Quarter 2018 and Second Quarter 2017 was 20.4% and 31.7%, respectively. For Second Quarter 2018, our effective tax rate benefited primarily from (i)  lower effective tax rates applicable to our foreign businesses, including our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries, which was asserted in the third quarter of fiscal 2017, and (ii)  the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled in connection with our March 1, 2017, adoption of the FASB’s amended share-based compensation guidance.

Net Income Attributable to CBI

Net income attributable to CBI increased to $499.5 million for Second Quarter 2018 from $358.9 million for Second Quarter 2017, an increase of $140.6 million, or 39%, driven largely by the factors discussed above, including the growth in operating income for our Beer segment of $115.5 million and the benefit from the lower effective tax rate of approximately $70 million.

Six Months 2018 Compared to Six Months 2017

Net Sales

	Six Months 2018	Six Months 2017	Dollar Change	Percent Change
(in millions)
Beer	$2,621.2	$2,373.5	$247.7	10%
Wine and Spirits:
Wine	1,215.7	1,348.5	(132.8)	(10%)
Spirits	183.1	171.0	12.1	7%
Total Wine and Spirits	1,398.8	1,519.5	(120.7)	(8%)
Consolidated net sales	$4,020.0	$3,893.0	$127.0	3%

Beer Segment	Six Months 2018	Six Months 2017	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,621.2	$2,373.5	$247.7	10%

Shipment volume (1)	152.0	138.9		9.4%

Depletion volume (1) (2)				9.7%

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

The increase in Beer’s net sales is primarily due to (i)  volume growth within our Mexican beer portfolio of $226.5 million, which benefited from continued consumer demand and increased marketing spend, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $41.2 million.

Wine and Spirits Segment	Six Months 2018	Six Months 2017	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,398.8	$1,519.5	$(120.7)	(8%)

Shipment volume
Total	28.6	34.6		(17.3%)
Organic	28.3	28.4		(0.4%)

U.S. Domestic	26.5	26.6		(0.4%)
Organic U.S. Domestic	26.3	26.6		(1.1%)

U.S. Domestic Focus Brands	16.2	15.3		5.9%
Organic U.S. Domestic Focus Brands	16.0	15.3		4.6%

Depletion volume (2)
U.S. Domestic				2.1%
U.S. Domestic Focus Brands				8.3%

The decrease in Wine and Spirits’ net sales is due to the Canadian Divestiture of $189.7 million, partially offset by net sales from acquired brands of $40.5 million and organic net sales growth of $28.5 million. The organic growth is due largely to favorable product mix shift of $38.7 million and benefits from U.S. branded wine and spirits’ pricing of $17.6 million, partially offset by lower branded wine and spirits’ volume of $21.1 million driven predominantly by brands within our wine and spirits portfolio other than our Focus Brands. For the remainder of fiscal 2018, the pricing benefits are expected to continue to moderate as promotional spend is expected to increase for the branded wine and spirits portfolio. For Six Months 2018, the U.S. shipment volume growth trend lagged the U.S. depletion volume growth trend due largely to timing as shipment volume growth exceeded depletion volume growth for Six Months 2017. We expect U.S. shipment volume growth to be generally aligned with depletion volume growth for Fiscal 2018.

Gross Profit

	Six Months 2018	Six Months 2017	Dollar Change	Percent Change
(in millions)
Beer	$1,430.6	$1,187.7	$242.9	20%
Wine and Spirits	634.3	653.5	(19.2)	(3%)
Comparable Adjustments	(4.3)	9.1	(13.4)	NM
Consolidated gross profit	$2,060.6	$1,850.3	$210.3	11%

The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $113.4 million and $41.2 million, respectively, and (ii)  lower cost of product sold for our Mexican beer business of $103.2 million. The lower cost of product sold is primarily due to operational and foreign currency transactional benefits within our Mexican beer portfolio of $69.8 million and $20.0 million, respectively. These benefits from lower cost of product sold for our Mexican beer business are expected to lessen for the remainder of fiscal 2018 due primarily to increasing depreciation and brewery compensation and benefits, both supporting the continued growth of the Mexican beer portfolio. Additionally, for the remainder of fiscal 2018, operational benefits will be tempered as a result of lower production volume in connection with the seasonality of the beer business.

The decrease in Wine and Spirits is due to the Canadian Divestiture of $79.6 million, partially offset by organic gross profit growth of $38.2 million and gross profit from the acquired brands of $22.2 million. The organic growth is due largely to favorable product mix shift of $29.8 million and benefits from U.S. branded wine and spirits’ pricing of $17.6 million, partially offset by lower branded wine and spirits’ volume of $12.3 million.

Gross profit as a percent of net sales increased to 51.3% for Six Months 2018 compared with 47.5% for Six Months 2017 primarily due to (i)  lower cost of product sold for the Beer segment which contributed approximately 280 basis points, (ii)  the favorable impact from Beer pricing in select markets which contributed approximately 55 basis points, and (iii)  the favorable impact from the acquired higher-margin wine and spirits brands and divestiture of the lower-margin Canadian wine business which contributed approximately 40 basis points; partially offset by a change in Comparable Adjustments of approximately 35 basis points.

Selling, General and Administrative Expenses

	Six Months 2018	Six Months 2017	Dollar Change	Percent Change
(in millions)
Beer	$363.8	$327.7	$36.1	11%
Wine and Spirits	243.6	279.8	(36.2)	(13%)
Corporate Operations and Other	78.9	64.8	14.1	22%
Comparable Adjustments	92.3	14.4	77.9	NM
Consolidated selling, general and administrative expenses	$778.6	$686.7	$91.9	13%

The increase in Beer is due to increases in marketing spend of $24.5 million and general and administrative expenses of $11.6 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio. The increase in general and administrative expenses is predominantly driven by higher expenses supporting the growth of the business. The decrease in Wine and Spirits is primarily driven by the Canadian Divestiture of $51.3 million, partially offset by an increase in marketing spend primarily due to planned investment to support our organic growth and acquired businesses of $11.0 million. The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to increases in consulting and compensation and benefits, both largely attributable to supporting the growth of the business.

Selling, general and administrative expenses as a percent of net sales increased to 19.4% for Six Months 2018 as compared with 17.6% for Six Months 2017. The increase is primarily attributable to the growth in Comparable Adjustments and Corporate Operations and Other selling, general and administrative expenses, which resulted in approximately 215 basis points of rate growth, partially offset by a benefit of approximately 40 basis points from the divestiture of the Canadian wine business, which had a higher rate of selling, general and administrative expenses as a percent of net sales as compared with the rest of the Wine and Spirits business.

Operating Income

	Six Months 2018	Six Months 2017	Dollar Change	Percent Change
(in millions)
Beer	$1,066.8	$860.0	$206.8	24%
Wine and Spirits	390.7	373.7	17.0	5%
Corporate Operations and Other	(78.9)	(64.8)	(14.1)	(22%)
Comparable Adjustments	(96.6)	(5.3)	(91.3)	NM
Consolidated operating income	$1,282.0	$1,163.6	$118.4	10%

Operating income increased primarily due to the growth in our Beer segment driven predominantly by the factors discussed above, partially offset by the increase in Comparable Adjustments.

Interest Expense

Interest expense decreased to $163.7 million for Six Months 2018 from $178.7 million for Six Months 2017, a decrease of $15.0 million, or (8%). This decrease is primarily due to a lower average interest rate of approximately 70 basis points and higher average borrowings of approximately $1.1 billion. The lower average interest rate is predominantly due to the issuance of the lower rate December 2016 senior notes and May 2017 Senior Notes and the repayment of the higher rate August 2006 senior notes and January 2008 Senior Notes. The higher average borrowings are primarily attributable to the purchases of businesses and treasury stock during Fiscal 2017.

Provision for Income Taxes

Our effective tax rate for Six Months 2018 and Six Months 2017 was 18.3% and 31.8%, respectively. For Six Months 2018, our effective tax rate benefited primarily from (i)  lower effective tax rates applicable to our foreign businesses, including our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries, which was asserted in the third quarter of fiscal 2017, and (ii)  the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled in connection with our March 1, 2017, adoption of the FASB’s amended share-based compensation guidance.

Net Income Attributable to CBI

Net income attributable to CBI increased to $902.3 million for Six Months 2018 from $677.2 million for Six Months 2017, an increase of $225.1 million, or 33%, driven largely by the factors discussed above, including (i)  the growth in operating income for our Beer segment of $206.8 million and (ii)  the benefit from the lower effective tax rate of approximately $150 million, partially offset by the increase in Comparable Adjustments of $100.1 million.

Financial Liquidity and Capital Resources

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock and make strategic acquisitions that we believe will enhance stockholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. We will continue to use our short-term borrowings, including our accounts receivable securitization facilities and other sources of short-term borrowings available to us, to support our working capital requirements and capital expenditures.

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

Cash Flows

	Six Months 2018	Six Months 2017	Dollar Change
(in millions)
Net cash provided by operating activities	$1,102.9	$1,044.9	$58.0
Net cash used in investing activities	(640.6)	(653.6)	13.0
Net cash used in financing activities	(520.3)	(297.0)	(223.3)
Effect of exchange rate changes on cash and cash equivalents	6.2	(0.1)	6.3
Net increase (decrease) in cash and cash equivalents	$(51.8)	$94.2	$(146.0)

Operating Activities

The increase in net cash provided by operating activities for Six Months 2018 is due primarily to strong cash flow from the Beer segment driven largely by the segment’s strong operating results, partially offset by the timing of collections for recoverable value-added taxes. Net cash provided by operating activities also benefited from our March 1, 2017, adoption of the FASB’s amended share-based compensation guidance, which resulted in the classification of excess tax benefits (resulting from an increase in the fair value of an award from grant date to the vesting or settlement date) as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented prior to March 1, 2017. Refer to Note 2 of the Financial Statements for additional information.

Investing Activities

The decrease in net cash used in investing activities for Six Months 2018 is primarily due to the April 2016 acquisition of Prisoner of $284.9 million, partially offset by higher capital expenditures of $136.5 million for Six Months 2018.

Financing Activities

The increase in net cash used in financing activities consists of:

	Six Months 2018	Six Months 2017	Dollar Change
(in millions)
Net repayments of debt, current and long-term, and related activities	$(314.5)	$(202.2)	$(112.3)
Dividends paid	(201.0)	(158.8)	(42.2)
Net cash provided by stock-based compensation activities	9.5	69.5	(60.0)
Purchases of treasury stock	(14.3)	(5.5)	(8.8)
Net cash used in financing activities	$(520.3)	$(297.0)	$(223.3)

The increase in net repayments of debt for Six Months 2018 is due largely to our strong operating cash flow coupled with lower cash used in our investing activities. The reduction in net cash provided by stock-based compensation activities is primarily due to our March 1, 2017, adoption of the FASB’s amended share-based compensation guidance, which resulted in the classification of excess tax benefits as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented prior to March 1, 2017.

Debt

Total debt outstanding as of August 31, 2017, amounted to $8,947.4 million, a decrease of $290.7 million from February 28, 2017.

Senior Credit Facility

In July 2017, we entered into the 2017 Restatement Agreement that amended and restated our 2016 Credit Agreement. Among other things, the 2017 Restatement Agreement increased our revolving credit facility by $350.0 million to $1.5 billion and extended its maturity to July 14, 2022. Proceeds from borrowings under the 2017 Credit Agreement were primarily used to refinance outstanding obligations under the 2016 Credit Agreement.

Senior Notes

In May 2017, we issued the May 2017 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,482.5 million were used for the repayment of our January 2008 Senior Notes and a portion of the outstanding obligations under the U.S. Term A loan facility under our 2016 Credit Agreement. The remaining outstanding obligations under the U.S. Term A loan facility were repaid in May 2017 primarily with revolver borrowings under our 2016 Credit Agreement.

General

The majority of our outstanding borrowings as of August 31, 2017, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2019 to calendar 2047, and variable-rate senior unsecured term loan facilities under our 2017 Credit Agreement, with maturities ranging from calendar 2020 to calendar 2024.

We had the following borrowing capacity available under our 2017 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	August 31, 2017	September 30, 2017
(in millions)
Revolving Credit Facility	$1,028.3	$1,263.5
CBI Facility	$84.6	$19.6
Crown Facility	$52.6	$40.6

The financial institutions participating in our 2017 Credit Agreement and our accounts receivable securitization facilities have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of August 31, 2017, we also have additional credit arrangements totaling $467.2 million, with $261.6 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations, as well as our glass production plant joint venture.

We have entered into various interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with our variable-rate senior unsecured term loan facilities. As a result of these hedges, we have fixed our interest rates on $200.0 million of our floating LIBOR rate debt at an average rate of 1.0% (exclusive of borrowing margins) through July 1, 2020.

We and our subsidiaries are subject to covenants that are contained in the 2017 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in the 2017 Credit Agreement. As of August 31, 2017, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of August 31, 2017, we were in compliance with all of our covenants under both our senior credit facility and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 11 of our consolidated financial statements included in our 2017 Annual Report and Note 9 of the Financial Statements included herein.

Common Stock Dividends

On October 4, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share of Class A Common Stock, $0.47 per share of Class B Convertible Common Stock and $0.47 per share of Class 1 Common Stock payable on November 21, 2017, to stockholders of record of each class on November 7, 2017.

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

As of August 31, 2017, total shares repurchased under this authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2017 Authorization	$1,000.0	$467.4	3,079,676

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

For additional information, refer to Note 14 of our consolidated financial statements included in our 2017 Annual Report and Note 11 of the Financial Statements included herein.

Accounting Guidance Not Yet Adopted

Refer to Note 2 of the Financial Statements for information on accounting guidance adopted on March 1, 2017. For information on accounting guidance not yet adopted, refer to Note 16 of the Financial Statements.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or joint venture investments outside the U.S. As of August 31, 2017, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, Canadian dollar and New Zealand dollar. Approximately 72% of our balance sheet exposures and forecasted transactional exposures for the remaining six months of fiscal 2018 were hedged as of August 31, 2017.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2017, exposures to commodity price risk which we are currently hedging primarily include aluminum, heating oil, corn, natural gas and wheat prices. Approximately 70% of our forecasted transactional exposures for the remaining six months of fiscal 2018 were hedged as of August 31, 2017.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
(in millions)
Foreign currency contracts	$1,584.7	$1,370.5	$34.1	$(41.2)	$(103.0)	$51.6
Commodity derivative contracts	$157.2	$186.3	$(0.3)	$(22.7)	$13.8	$13.5

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of August 31, 2017, and August 31, 2016, we had outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on $200.0 million and $750.0 million, respectively, of our floating LIBOR rate debt. In addition, as of August 31, 2016, we had outstanding offsetting undesignated interest rate swap agreements. We had no offsetting undesignated interest rate swap agreements outstanding as of August 31, 2017.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
(in millions)
Fixed interest rate debt	$5,488.4	$4,099.0	$(5,826.5)	$(4,409.7)	$(364.1)	$(206.7)
Variable interest rate debt	$3,519.0	$3,979.9	$(3,497.1)	$(3,815.9)	$(101.3)	$(119.7)
Interest rate swap contracts	$200.0	$1,750.0	$2.7	$(3.7)	$5.1	$(8.9)

For additional discussion on our market risk, refer to Notes 5 and 6 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
June 1 – 30, 2017	—	$—	—	$546,879,397
July 1 – 31, 2017	16,764	$194.40	16,764	$543,620,417
August 1 – 31, 2017	56,365	$194.83	56,365	$532,638,584
Total	73,129	$194.74	73,129

(1)
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

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

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

4.16
Restatement Agreement dated as of July 14, 2017, by and among the Company, CIH International S.à r.l., CIH Holdings S.à r.l., CB International Finance S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders thereto, including the Sixth Amended and Restated Credit Agreement dated as of July 14, 2017, by and among the Company, CIH International S.à r.l., CB International Finance S.à r.l., Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 2017, filed July 19, 2017 and incorporated herein by reference).

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

10.2
Amended and Restated Guarantee Agreement, dated as of July 14, 2017, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto and Constellation Brands, Inc. in favor of Bank of America, N.A., as administrative agent, for the ratable benefit of the Lenders party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2017, filed July 19, 2017 and incorporated herein by reference).

10.3
Amended and Restated Cross-Guarantee Agreement, dated as of October 13, 2016, by and among CIH International S.à r.l., CIH Holdings S.à r.l., CB International Finance S.à r.l., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2016, filed October 18, 2016 and incorporated herein by reference).

10.4
Amended and Restated Cross-Guarantee Agreement, dated as of July 14, 2017, made by CIH International S.à r.l. and CB International Finance S.à r.l., in favor of Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 14, 2017, filed July 19, 2017 and incorporated herein by reference).

10.5
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 18, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.6
Form of Restricted Stock Award Agreement for Directors with respect to awards of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 18, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.7
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 18, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.8
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 18, 2017 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2017 and February 28, 2017, (ii) Consolidated Statements of Comprehensive Income for the six months and three months ended August 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.

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

CONSTELLATION BRANDS, INC.

Date:	October 5, 2017	By:	/s/ Lisa M. Schnorr
Lisa M. Schnorr, Senior Vice President and Controller

Date:	October 5, 2017	By:	/s/ David Klein
David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)