Form 10-Q
period 2017-11-30
CONSTELLATION BRANDS, INC.
filed 2018-01-05
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2017, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	171,380,625
Class B Common Stock, par value $.01 per share	23,329,587
Class 1 Common Stock, par value $.01 per share	1,220

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	November 30, 2017	February 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$154.5	$177.4
Accounts receivable	779.5	737.0
Inventories	2,167.6	1,955.1
Prepaid expenses and other	444.0	360.5
Total current assets	3,545.6	3,230.0
Property, plant and equipment	4,551.0	3,932.8
Goodwill	8,085.7	7,920.5
Intangible assets	3,303.8	3,377.7
Other assets	621.0	141.4
Total assets	$20,107.1	$18,602.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,212.8	$606.5
Current maturities of long-term debt	23.2	910.9
Accounts payable	742.2	559.8
Other accrued expenses and liabilities	557.7	620.4
Total current liabilities	2,535.9	2,697.6
Long-term debt, less current maturities	8,114.2	7,720.7
Deferred income taxes	1,233.6	1,133.6
Other liabilities	214.3	165.7
Total liabilities	12,098.0	11,717.6
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 258,532,772 shares and 257,506,184 shares, respectively	2.6	2.6
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,335,387 shares and 28,358,527 shares, respectively	0.3	0.3
Additional paid-in capital	2,809.2	2,755.8
Retained earnings	8,401.7	7,310.0
Accumulated other comprehensive loss	(209.0)	(399.8)
	11,004.8	9,668.9
Less: Treasury stock –
Class A Common Stock, at cost, 87,158,141 shares and 86,262,971 shares, respectively	(3,008.7)	(2,775.5)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(3,010.9)	(2,777.7)
Total CBI stockholders’ equity	7,993.9	6,891.2
Noncontrolling interests	15.2	(6.4)
Total stockholders’ equity	8,009.1	6,884.8
Total liabilities and stockholders’ equity	$20,107.1	$18,602.4

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2017	2016	2017	2016
Sales	$6,391.4	$6,268.5	$1,978.9	$1,992.7
Excise taxes	(572.3)	(565.0)	(179.8)	(182.2)
Net sales	5,819.1	5,703.5	1,799.1	1,810.5
Cost of product sold	(2,851.0)	(2,961.8)	(891.6)	(919.1)
Gross profit	2,968.1	2,741.7	907.5	891.4
Selling, general and administrative expenses	(1,199.3)	(1,044.1)	(420.7)	(357.4)
Operating income	1,768.8	1,697.6	486.8	534.0
Income from unconsolidated investments	249.7	28.2	249.1	27.5
Interest expense	(245.1)	(256.3)	(81.4)	(77.6)
Loss on write-off of debt issuance costs	(19.1)	—	(10.3)	—
Income before income taxes	1,754.3	1,469.5	644.2	483.9
Provision for income taxes	(352.3)	(392.2)	(149.5)	(78.9)
Net income	1,402.0	1,077.3	494.7	405.0
Net (income) loss attributable to noncontrolling interests	(8.6)	5.8	(3.6)	0.9
Net income attributable to CBI	$1,393.4	$1,083.1	$491.1	$405.9

Comprehensive income	$1,605.8	$918.4	$367.5	$240.3
Comprehensive (income) loss attributable to noncontrolling interests	(21.6)	20.5	2.0	12.0
Comprehensive income attributable to CBI	$1,584.2	$938.9	$369.5	$252.3

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$7.22	$5.46	$2.54	$2.04
Basic – Class B Convertible Common Stock	$6.55	$4.95	$2.31	$1.85

Diluted – Class A Common Stock	$6.93	$5.27	$2.44	$1.98
Diluted – Class B Convertible Common Stock	$6.40	$4.86	$2.26	$1.82

Weighted average common shares outstanding:
Basic – Class A Common Stock	171.854	177.171	171.922	177.513
Basic – Class B Convertible Common Stock	23.339	23.353	23.333	23.353

Diluted – Class A Common Stock	201.183	205.484	201.177	205.455
Diluted – Class B Convertible Common Stock	23.339	23.353	23.333	23.353

Cash dividends declared per common share:
Class A Common Stock	$1.56	$1.20	$0.52	$0.40
Class B Convertible Common Stock	$1.41	$1.08	$0.47	$0.36

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,402.0	$1,077.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	214.4	175.3
Deferred tax provision	91.4	114.7
Impairment and amortization of intangible assets	91.2	8.4
Loss on contract termination	59.0	—
Stock-based compensation	45.5	44.4
Amortization and loss on write-off of debt issuance costs	27.6	9.6
Unrealized gain on equity securities	(216.8)	—
Equity in earnings of equity method investees, net of distributed earnings	(20.5)	(16.2)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(38.4)	(121.5)
Inventories	(221.7)	(193.9)
Prepaid expenses and other current assets	(78.3)	(30.4)
Accounts payable	157.7	290.0
Other accrued expenses and liabilities	(68.6)	76.9
Other	23.9	(18.9)
Total adjustments	66.4	338.4
Net cash provided by operating activities	1,468.4	1,415.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(705.6)	(591.6)
Investment in equity securities	(191.3)	—
Purchases of businesses, net of cash acquired	(131.9)	(542.2)
Payments related to sale of business	(5.0)	—
Other investing activities	(4.5)	(15.3)
Net cash used in investing activities	(1,038.3)	(1,149.1)

Cash flows from financing activities:
Principal payments of long-term debt	(6,522.8)	(907.7)
Dividends paid	(301.1)	(238.3)
Purchases of treasury stock	(239.2)	(372.6)
Payments of debt issuance costs	(32.4)	(6.6)
Payments of minimum tax withholdings on stock-based payment awards	(22.9)	(66.9)
Proceeds from issuance of long-term debt	6,017.9	1,350.1
Net proceeds from (repayments of) short-term borrowings	604.9	(55.9)
Proceeds from shares issued under equity compensation plans	37.5	39.3
Excess tax benefits from stock-based payment awards	—	112.2
Net cash used in financing activities	(458.1)	(146.4)

Effect of exchange rate changes on cash and cash equivalents	5.1	(6.0)

Net increase (decrease) in cash and cash equivalents	(22.9)	114.2
Cash and cash equivalents, beginning of period	177.4	83.1
Cash and cash equivalents, end of period	$154.5	$197.3

Supplemental disclosures of noncash investing and financing activities:
Additions to property, plant and equipment	$155.7	$218.0
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2017
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

2.    ACCOUNTING GUIDANCE:

Recently adopted accounting guidance –
Stock-based employee compensation:
Effective March 1, 2017, we adopted the FASB amended guidance for, among other items, the accounting for income taxes related to share-based compensation and the related classification in the statement of cash flows. This guidance requires the recognition of excess tax benefits and deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or settlement date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Through February 28, 2017, these amounts were recognized in additional paid-in capital at the time of vesting or settlement. Additionally, effective March 1, 2017, excess tax benefits are classified as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented. We adopted this guidance on a prospective basis and, accordingly, prior periods have not been adjusted. Adoption of this guidance resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital of $61.8 million and $10.5 million for the nine months and three months ended November 30, 2017, respectively.

The adoption of this amended guidance also impacted our calculation of diluted earnings per share under the treasury stock method, as excess tax benefits and deficiencies resulting from share-based compensation are no longer included in the assumed proceeds calculation. This change in the assumed proceeds calculation resulted in a decrease in diluted earnings per share of $0.07 and $0.02 for the nine months and three months ended November 30, 2017, respectively.

We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The remaining provisions of this amended guidance did not have a material impact on our consolidated financial statements.

Accounting guidance not yet adopted –
Revenue recognition:
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

We intend to implement this guidance under the retrospective approach. Based on our analysis, we expect that the broad definition of variable consideration under this guidance will require us to estimate and record certain variable payments resulting from various sales incentives earlier than we currently record them. We do not expect this change to have a material impact on our net sales. Additionally, at time of adoption, we expect to record an adjustment to increase current accrued promotion expenses with an offsetting adjustment to our February 29, 2016, retained earnings, net of the income tax effect. We are currently preparing to implement changes to our accounting policies, systems and controls to support the new revenue recognition and disclosure requirements. We are in the process of quantifying the impacts that will result from applying this new guidance. Our assessment will be completed during the fourth quarter of fiscal 2018.

Leases:
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

3.    INVENTORIES:

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2017	February 28, 2017
(in millions)
Raw materials and supplies	$157.0	$149.7
In-process inventories	1,443.8	1,260.1
Finished case goods	566.8	545.3
	$2,167.6	$1,955.1

4.    PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	November 30, 2017	February 28, 2017
(in millions)
Value added taxes receivable	$202.7	$78.3
Income taxes receivable	88.2	100.4
Prepaid excise and sales taxes	51.9	57.8
Other	101.2	124.0
	$444.0	$360.5

5.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2017 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2017.

The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2017	February 28, 2017
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,474.9	$981.7
Interest rate swap contracts	$—	$250.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$396.6	$389.9
Commodity derivative contracts	$164.3	$153.2

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2017, the estimated fair value of derivative instruments in a net liability position due to counterparties was $11.0 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2017, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 6):

Assets			Liabilities
	November 30, 2017	February 28, 2017		November 30, 2017	February 28, 2017
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$16.4	$5.2	Other accrued expenses and liabilities	$10.3	$30.4
Other assets	$10.4	$6.0	Other liabilities	$15.8	$37.4
Interest rate swap contracts:
Prepaid expenses and other	$—	$0.3	Other accrued expenses and liabilities	$—	$0.3
Other assets	$—	$4.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.2	$2.0	Other accrued expenses and liabilities	$1.7	$2.6
Commodity derivative contracts:
Prepaid expenses and other	$5.7	$4.3	Other accrued expenses and liabilities	$3.5	$6.9
Other assets	$2.9	$1.5	Other liabilities	$2.3	$4.7

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Nine Months Ended November 30, 2017
Foreign currency contracts	$41.6	Sales	$(0.3)
		Cost of product sold	0.3
Interest rate swap contracts	(1.5)	Interest expense	1.3
	$40.1		$1.3

For the Nine Months Ended November 30, 2016
Foreign currency contracts	$(39.7)	Sales	$0.5
		Cost of product sold	(18.4)
Interest rate swap contracts	2.2	Interest expense	(3.9)
	$(37.5)		$(21.8)

For the Three Months Ended November 30, 2017
Foreign currency contracts	$(20.8)	Sales	$(0.4)
		Cost of product sold	2.3
Interest rate swap contracts	0.9	Interest expense	1.4
	$(19.9)		$3.3

For the Three Months Ended November 30, 2016
Foreign currency contracts	$(39.1)	Sales	$0.3
		Cost of product sold	(7.7)
Interest rate swap contracts	2.1	Interest expense	(0.2)
	$(37.0)		$(7.6)

We expect $4.4 million of net gains, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Nine Months Ended November 30, 2017
Commodity derivative contracts	Cost of product sold	$4.3
Foreign currency contracts	Selling, general and administrative expenses	4.4
		$8.7

For the Nine Months Ended November 30, 2016
Commodity derivative contracts	Cost of product sold	$14.4
Foreign currency contracts	Selling, general and administrative expenses	(20.4)
		$(6.0)

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Three Months Ended November 30, 2017
Commodity derivative contracts	Cost of product sold	$3.5
Foreign currency contracts	Selling, general and administrative expenses	(2.0)
		$1.5

For the Three Months Ended November 30, 2016
Commodity derivative contracts	Cost of product sold	$6.7
Foreign currency contracts	Selling, general and administrative expenses	(6.1)
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
Equity securities, Trading (with the intent of holding more than one year): In November 2017, we acquired (i)  a 9.9% investment in Ontario, Canada-based Canopy Growth Corporation, a public company and leading provider of medicinal cannabis products (the “Canopy Investment”), and (ii)  warrants which give us the option to purchase an additional ownership interest in Canopy Growth Corporation (the “Canopy Warrants”) for C$245.0 million, or $191.3 million. The Canopy Warrants expire in May 2020. For the nine months and three months ended November 30, 2017, we recognized an unrealized gain of $216.8 million from the changes in fair value of the Canopy Investment and the Canopy Warrants, which is included in income from unconsolidated investments. The fair value of the Canopy Investment is calculated by using the closing market price of the underlying equity security

(Level 1 fair value measurement). The fair value of the Canopy Warrants is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement). The assumptions used to estimate the fair value of the Canopy Warrants as of November 30, 2017, are as follows:

Expected life (1)	2.4 years
Expected volatility (2)	66.7%
Risk-free interest rate (3)	1.5%
Expected dividend yield (4)	0.0%

(1)	Based on the expiration date of the warrants.

(2)	Based on historical volatility levels of the underlying equity security.

(3)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expected life.

(4)	Based on historical dividend levels.
Debt securities, Available-for-sale (“AFS”): The fair value is estimated by discounting cash flows using market-based inputs (Level 3 fair value measurement).
Short-term borrowings: The revolving credit facility under our senior credit facility is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon our debt ratio (as defined in our senior credit facility). Its fair value is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The remaining instruments, including our commercial paper and accounts receivable securitization facilities, are variable interest rate bearing notes for which the carrying value approximates the fair value.
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

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate fair value as of November 30, 2017, and February 28, 2017, due to the relatively short maturity of these instruments. As of November 30, 2017, the carrying amount of long-term debt, including the current portion, was $8,137.4 million, compared with an estimated fair value of $8,416.3 million. As of February 28, 2017, the carrying amount of long-term debt, including the current portion, was $8,631.6 million, compared with an estimated fair value of $8,845.5 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2017
Assets:
Foreign currency contracts	$—	$31.0	$—	$31.0
Commodity derivative contracts	$—	$8.6	$—	$8.6
Equity securities, Trading	$269.8	$138.3	$—	$408.1
Debt securities, AFS	$—	$—	$15.4	$15.4
Liabilities:
Foreign currency contracts	$—	$27.8	$—	$27.8
Commodity derivative contracts	$—	$5.8	$—	$5.8

February 28, 2017
Assets:
Foreign currency contracts	$—	$13.2	$—	$13.2
Commodity derivative contracts	$—	$5.8	$—	$5.8
Interest rate swap contracts	$—	$4.7	$—	$4.7
Debt securities, AFS	$—	$—	$9.5	$9.5
Liabilities:
Foreign currency contracts	$—	$70.4	$—	$70.4
Commodity derivative contracts	$—	$11.6	$—	$11.6
Interest rate swap contracts	$—	$0.3	$—	$0.3

Nonrecurring basis measurements –
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Nine Months Ended November 30, 2017
Trademarks	$—	$—	$136.0	$86.8

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

7.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 29, 2016	$4,530.1	$2,608.5	$7,138.6
Purchase accounting allocations (1)	510.8	373.7	884.5
Canadian Divestiture (2)	—	(126.1)	(126.1)
Foreign currency translation adjustments	12.1	11.4	23.5
Balance, February 28, 2017	5,053.0	2,867.5	7,920.5
Purchase accounting allocations (3)	63.7	56.2	119.9
Foreign currency translation adjustments	49.7	(4.4)	45.3
Balance, November 30, 2017	$5,166.4	$2,919.3	$8,085.7

(1)	Purchase accounting allocations primarily associated with the acquisitions of the Obregon Brewery (Beer), Prisoner, High West and Charles Smith (Wine and Spirits). See defined acquisition terms below.

(2)	Includes accumulated impairment losses of C$289.1 million, or $216.8 million.

(3)
Purchase accounting allocations associated primarily with the acquisition of the Obregon Brewery ($13.8 million) and preliminary purchase accounting allocations associated with the acquisitions of Funky Buddha (Beer) and Schrader Cellars (Wine and Spirits). See defined acquisition terms below.

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

Other Acquisitions:
During the second quarter of fiscal 2018, we acquired the Funky Buddha Brewery LLC business, which included a portfolio of high-quality, Florida-based craft beers (“Funky Buddha”), and the Schrader Cellars, LLC business, which included a collection of highly-rated, limited-production fine wines (“Schrader Cellars”), for a combined purchase price of $130.9 million. The purchase price for each acquisition was primarily allocated to goodwill and trademarks. In addition, the purchase price for Funky Buddha includes an earn-out over five years based on the performance of the brands. The results of operations of Funky Buddha are reported in the Beer segment and the results of operations of Schrader Cellars are reported in the Wine and Spirits segment, and each have been included in our consolidated results of operations from their respective date of acquisition.

Divestiture –
Canadian Divestiture:
In December 2016, we sold the Wine and Spirits Canadian wine business, which included Canadian wine brands such as Jackson-Triggs and Inniskillin, wineries, vineyards, offices, facilities and Wine Rack retail stores, at a transaction value of C$1.03 billion, or $775.1 million, (the “Canadian Divestiture”). We received cash proceeds of $570.3 million, net of outstanding debt and direct costs to sell of $194.9 million and $9.9 million, respectively. The following table summarizes the net gain recognized in connection with this divestiture:

(in millions)
Cash received from buyer	$580.2
Net assets sold	(175.3)
AOCI reclassification adjustments, primarily foreign currency translation	(122.5)
Direct costs to sell	(9.9)
Other	(10.1)
Gain on sale of business	$262.4

Additionally, our Wine and Spirits U.S. business recognized an impairment of $8.4 million for the fourth quarter of fiscal 2017 for trademarks associated with certain U.S. brands sold exclusively through the Canadian wine business for which we expect future sales of these brands to be minimal subsequent to the Canadian Divestiture. We have also recognized $15.2 million of other costs associated with the Canadian Divestiture, with $12.0 million recognized for the year ended February 28, 2017, primarily in connection with the evaluation of the merits of executing an initial public offering for a portion of our then-owned Canadian wine business, and $3.2 million recognized for the first quarter of fiscal 2018 in connection with the sale of the Canadian wine business. These amounts are included in selling, general and administrative expenses. In total, we have recognized $238.8 million of net gains associated with the Canadian Divestiture, with $242.0 million of net gains recognized for the year ended February 28, 2017, and $3.2 million of net losses recognized for the nine months ended November 30, 2017, as follows:

(in millions)
Gain on sale of business	$262.4
Impairment of trademarks	(8.4)
Other net costs	(15.2)
Net gain associated with the Canadian Divestiture and related activities	$238.8

8.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	November 30, 2017		February 28, 2017
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.8	$45.5	$89.1	$48.6
Other	20.3	1.7	19.9	1.7
Total	$110.1	47.2	$109.0	50.3

Nonamortizable intangible assets
Trademarks		3,256.6		3,327.4
Total intangible assets		$3,303.8		$3,377.7

We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2017, and November 30, 2016. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $4.4 million and $8.4 million for the nine months ended November 30, 2017, and November 30, 2016, respectively, and $1.5 million and $2.1 million for the three months ended November 30, 2017, and November 30, 2016, respectively. Estimated amortization expense for the remaining three months of fiscal 2018 and for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2018	$1.5
2019	$6.0
2020	$5.7
2021	$5.4
2022	$5.1
2023	$3.3
Thereafter	$20.2

9.    OTHER ASSETS:

The major components of other assets are as follows:

	November 30, 2017	February 28, 2017
(in millions)
Investments in equity securities, Trading	$408.1	$—
Investments in equity method investees	118.9	98.7
Other	94.0	42.7
	$621.0	$141.4

10.    BORROWINGS:

Borrowings consist of the following:

	November 30, 2017			February 28, 2017
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Senior credit facility, Revolving credit loans	$336.3			$231.0
Commercial paper	470.4			—
Other	406.1			375.5
	$1,212.8			$606.5

Long-term debt
Senior credit facility, Term loans	$5.0	$493.8	$498.8	$3,787.5
Senior notes	—	7,386.8	7,386.8	4,617.0
Other	18.2	233.6	251.8	227.1
	$23.2	$8,114.2	$8,137.4	$8,631.6

Senior credit facility –
The Company, CIH International S.à r.l., a wholly-owned indirect subsidiary of ours (“CIH”), CB International Finance S.à r.l., a wholly-owned indirect subsidiary of ours (“CB International”), CIH Holdings S.à r.l., a wholly-owned indirect subsidiary of ours (“CIHH”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders were parties to a credit agreement, as amended and restated (the “2016 Credit Agreement”).

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

In November 2017, we repaid the outstanding obligations under the European Term A loan facility under the 2017 Credit Agreement primarily with proceeds from the November 2017 Senior Notes (as defined below). Subsequent to this repayment, the 2017 Credit Agreement now provides for aggregate credit facilities of $2,000.0 million, consisting of the following:

	Amount	Maturity
(in millions)
Revolving Credit Facility (1) (2)	$1,500.0	July 14, 2022
U.S. Term A-1 Facility (1) (3)	500.0	July 14, 2024
	$2,000.0

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

As of November 30, 2017, information with respect to borrowings under the 2017 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A-1 Facility (1)
(in millions)
Outstanding borrowings	$336.3	$498.8
Interest rate	2.5%	2.8%
LIBOR margin	1.25%	1.55%
Outstanding letters of credit	$13.7
Remaining borrowing capacity (2)	$679.3

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

(2)
Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2017 Credit Agreement and outstanding borrowings under our commercial paper program of $470.7 million (excluding unamortized discount) (see additional discussion below).

As of November 30, 2017, the required principal repayments of the U.S. Term A-1 loan facility under the 2017 Credit Agreement (excluding unamortized debt issuance costs) for the remaining three months of fiscal 2018 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2018	$1.3
2019	5.0
2020	5.0
2021	5.0
2022	5.0
2023	5.0
Thereafter	473.7
$500.0

Commercial paper program –
In October 2017, we implemented a commercial paper program which provides for the issuance of up to an aggregate principal amount of $1.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2017 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2017 Credit Agreement. As of November 30, 2017, we had $470.4 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 1.6% and a weighted average remaining term of 14 days.

Senior notes –
In May 2017, we issued $1,500.0 million aggregate principal amount of Senior Notes (the “May 2017 Senior Notes”). In November 2017, we issued $2,000.0 million aggregate principal amount of Senior Notes (the “November 2017 Senior Notes”). Proceeds from the May 2017 and November 2017 offerings, net of discounts and debt issuance costs, were $1,482.5 million and $1,982.6 million, respectively. These senior note offerings consist of:

		Date of		Redemption
	Principal	Maturity	Interest Payments	Stated Redemption Date	Stated Basis Points
(in millions, except basis points)
May 2017 Senior Notes
2.70% Senior Notes (1) (2)	$500.0	May 2022	May/Nov	April 2022	15
3.50% Senior Notes (1) (2)	$500.0	May 2027	May/Nov	February 2027	20
4.50% Senior Notes (1) (2)	$500.0	May 2047	May/Nov	November 2046	25

November 2017 Senior Notes
2.00% Senior Notes (1) (3)	$600.0	November 2019	May/Nov	November 2019	10
2.25% Senior Notes (1) (3)	$700.0	November 2020	May/Nov	November 2020	10
2.65% Senior Notes (1) (2)	$700.0	November 2022	May/Nov	October 2022	15

(1)
Senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. Guaranteed by certain of our U.S. subsidiaries on a senior unsecured basis.

(2)
Redeemable, in whole or in part, at our option at any time prior to the stated redemption date as defined in the indenture, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus the stated basis points as defined in the indenture. On or after the stated redemption date, redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

(3)
Redeemable, in whole or in part, at our option at any time prior to maturity, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus the stated basis points.

In January 2008, we issued $700.0 million aggregate principal amount of 7.25% Senior Notes due May 2017 (the “January 2008 Senior Notes”) in exchange for notes originally issued in May 2007. In May 2017, we repaid the January 2008 Senior Notes with a portion of the proceeds from the May 2017 Senior Notes.

Debt payments –
As of November 30, 2017, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $54.5 million and $9.9 million, respectively) for the remaining three months of fiscal 2018 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2018	$4.4
2019	23.5
2020	1,015.7
2021	711.3
2022	507.1
2023	1,805.0
Thereafter	4,134.8
$8,201.8

Other –
In September 2017, we amended our prior trade accounts receivable securitization facility (as amended, the “CBI Facility”) for an additional 364-day term. Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to a wholly-owned bankruptcy remote single purpose subsidiary, the CBI SPV, which is consolidated by us for financial reporting purposes. The CBI Facility provides borrowing capacity of $230.0 million up to $330.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas. The remaining provisions of the CBI Facility are substantially identical in all material respects to the prior CBI facility.

Also, in September 2017, Crown Imports amended its prior trade accounts receivable securitization facility (as amended, the “Crown Facility”) for an additional 364-day term. Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary, the Crown SPV, which is consolidated by us for financial reporting purposes. The Crown Facility provides borrowing capacity of $130.0 million up to $250.0 million structured to account for the seasonality of Crown Imports’ business. The remaining provisions of the Crown Facility are substantially identical in all material respects to the prior Crown facility.

As of November 30, 2017, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$266.8	2.1%	$3.2
Crown Facility	$138.9	2.1%	$31.1

11.    INCOME TAXES:

Our effective tax rate for the nine months ended November 30, 2017, and November 30, 2016, was 20.1% and 26.7%, respectively. Our effective tax rate for the three months ended November 30, 2017, and November 30, 2016, was 23.2% and 16.3%, respectively.

For the nine months and three months ended November 30, 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to (i)  lower effective tax rates applicable to our foreign businesses, including our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries, which was initially asserted in the third quarter of fiscal 2017, and (ii)  the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled in connection with our March 1, 2017, adoption of the FASB amended share-based compensation guidance. For the nine months and three months ended November 30, 2016, our effective tax rate was lower than the federal statutory rate primarily due to the change in our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries.

In December 2017, the Tax Cuts and Jobs Act was signed into law, which will result in significant changes to U.S. tax rules. We are currently assessing the impact of this legislation on our consolidated financial statements for the year ended February 28, 2018, and beyond. Based on our preliminary analysis, our expectation is that the reduction in the corporate federal statutory tax rate, effective January 1, 2018, will result in a reduction in our existing net deferred tax liabilities. This benefit will be recorded during the fourth quarter of fiscal 2018.

12.    STOCKHOLDERS’ EQUITY:

In November 2016, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2017 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2017 Authorization have become treasury shares.

For the nine months ended November 30, 2017, we repurchased 1,123,484 shares of Class A Common Stock pursuant to the 2017 Authorization at an aggregate cost of $239.2 million through a combination of open market transactions and an accelerated share repurchase agreement with a third-party financial institution.

As of November 30, 2017, total shares repurchased under the 2017 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2017 Authorization	$1,000.0	$692.3	4,130,031

Additionally, in January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2018 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. No shares have been repurchased under the 2018 Authorization. Shares repurchased under the 2018 Authorization will become treasury shares.

13.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the nine months and three months ended November 30, 2017, and November 30, 2016, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the nine months and three months ended November 30, 2017, and November 30, 2016, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Nine Months Ended
	November 30, 2017		November 30, 2016
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$1,240.4	$153.0	$967.5	$115.6
Conversion of Class B common shares into Class A common shares	153.0	—	115.6	—
Effect of stock-based awards on allocated net income	—	(3.6)	—	(2.2)
Net income attributable to CBI allocated – diluted	$1,393.4	$149.4	$1,083.1	$113.4

Weighted average common shares outstanding – basic	171.854	23.339	177.171	23.353
Conversion of Class B common shares into Class A common shares	23.339	—	23.353	—
Stock-based awards, primarily stock options	5.990	—	4.960	—
Weighted average common shares outstanding – diluted	201.183	23.339	205.484	23.353

Net income per common share attributable to CBI – basic	$7.22	$6.55	$5.46	$4.95
Net income per common share attributable to CBI – diluted	$6.93	$6.40	$5.27	$4.86

	For the Three Months Ended
	November 30, 2017		November 30, 2016
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$437.2	$53.9	$362.6	$43.3
Conversion of Class B common shares into Class A common shares	53.9	—	43.3	—
Effect of stock-based awards on allocated net income	—	(1.3)	—	(0.8)
Net income attributable to CBI allocated – diluted	$491.1	$52.6	$405.9	$42.5

Weighted average common shares outstanding – basic	171.922	23.333	177.513	23.353
Conversion of Class B common shares into Class A common shares	23.333	—	23.353	—
Stock-based awards, primarily stock options	5.922	—	4.589	—
Weighted average common shares outstanding – diluted	201.177	23.333	205.455	23.353

Net income per common share attributable to CBI – basic	$2.54	$2.31	$2.04	$1.85
Net income per common share attributable to CBI – diluted	$2.44	$2.26	$1.98	$1.82

14.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2017
Net income attributable to CBI			$1,393.4
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gains	$154.4	$(0.1)	154.3
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	154.4	(0.1)	154.3
Unrealized gain on cash flow hedges:
Net derivative gains	57.2	(17.1)	40.1
Reclassification adjustments	(4.0)	0.8	(3.2)
Net gain recognized in other comprehensive income	53.2	(16.3)	36.9
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.4)	—	(0.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(0.4)	—	(0.4)
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	—	(0.1)
Reclassification adjustments	0.1	—	0.1
Net loss recognized in other comprehensive income	—	—	—
Other comprehensive income attributable to CBI	$207.2	$(16.4)	190.8
Comprehensive income attributable to CBI			$1,584.2

For the Nine Months Ended November 30, 2016
Net income attributable to CBI			$1,083.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(128.4)	$(0.7)	(129.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(128.4)	(0.7)	(129.1)
Unrealized loss on cash flow hedges:
Net derivative losses	(55.3)	17.8	(37.5)
Reclassification adjustments	32.0	(10.1)	21.9
Net loss recognized in other comprehensive loss	(23.3)	7.7	(15.6)
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.1	0.1	0.2
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.1	0.1	0.2
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	—	(0.1)
Reclassification adjustments	0.5	(0.1)	0.4
Net gain recognized in other comprehensive loss	0.4	(0.1)	0.3
Other comprehensive loss attributable to CBI	$(151.2)	$7.0	(144.2)
Comprehensive income attributable to CBI			$938.9

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended November 30, 2017
Net income attributable to CBI			$491.1
Other comprehensive loss attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(99.1)	$0.9	(98.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(99.1)	0.9	(98.2)
Unrealized loss on cash flow hedges:
Net derivative losses	(26.7)	6.8	(19.9)
Reclassification adjustments	(3.8)	0.9	(2.9)
Net loss recognized in other comprehensive loss	(30.5)	7.7	(22.8)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.8)	0.2	(0.6)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.8)	0.2	(0.6)
Pension/postretirement adjustments:
Net actuarial losses	—	(0.1)	(0.1)
Reclassification adjustments	0.1	—	0.1
Net loss recognized in other comprehensive loss	0.1	(0.1)	—
Other comprehensive loss attributable to CBI	$(130.3)	$8.7	(121.6)
Comprehensive income attributable to CBI			$369.5

For the Three Months Ended November 30, 2016
Net income attributable to CBI			$405.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(125.6)	$1.0	(124.6)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(125.6)	1.0	(124.6)
Unrealized loss on cash flow hedges:
Net derivative losses	(52.2)	15.2	(37.0)
Reclassification adjustments	11.1	(3.4)	7.7
Net loss recognized in other comprehensive loss	(41.1)	11.8	(29.3)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.1)	—	(0.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.1)	—	(0.1)
Pension/postretirement adjustments:
Net actuarial gains	0.5	(0.2)	0.3
Reclassification adjustments	0.2	(0.1)	0.1
Net gain recognized in other comprehensive loss	0.7	(0.3)	0.4
Other comprehensive loss attributable to CBI	$(166.1)	$12.5	(153.6)
Comprehensive income attributable to CBI			$252.3

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2017	$(358.0)	$(38.0)	$(2.3)	$(1.5)	$(399.8)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	154.3	40.1	(0.4)	(0.1)	193.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.2)	—	0.1	(3.1)
Other comprehensive income (loss)	154.3	36.9	(0.4)	—	190.8
Balance, November 30, 2017	$(203.7)	$(1.1)	$(2.7)	$(1.5)	$(209.0)

15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

In July 2017, certain subsidiaries of the Company which were previously included as Subsidiary Guarantors (as defined below) became Subsidiary Nonguarantors (as defined below) under the Company’s existing indentures. The following information sets forth the condensed consolidating balance sheets as of November 30, 2017, and February 28, 2017, the condensed consolidating statements of comprehensive income for the nine months and three months ended November 30, 2017, and November 30, 2016, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2017, and November 30, 2016, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company, as if the new Subsidiary Guarantors and the new Subsidiary Nonguarantors had been in place as of and for all periods presented. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors is not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2017 Annual Report, and include the recently adopted accounting guidance described in Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2017
Current assets:
Cash and cash equivalents	$25.8	$2.7	$126.0	$—	$154.5
Accounts receivable	2.3	9.7	767.5	—	779.5
Inventories	184.9	1,589.2	536.1	(142.6)	2,167.6
Intercompany receivable	26,244.6	36,443.5	17,989.2	(80,677.3)	—
Prepaid expenses and other	103.2	56.3	355.4	(70.9)	444.0
Total current assets	26,560.8	38,101.4	19,774.2	(80,890.8)	3,545.6
Property, plant and equipment	74.0	728.5	3,748.5	—	4,551.0
Investments in subsidiaries	19,971.6	424.1	5,703.3	(26,099.0)	—
Goodwill	—	6,185.5	1,900.2	—	8,085.7
Intangible assets	—	719.5	2,584.3	—	3,303.8
Intercompany notes receivable	5,984.9	2,412.5	—	(8,397.4)	—
Other assets	16.9	4.3	599.8	—	621.0
Total assets	$52,608.2	$48,575.8	$34,310.3	$(115,387.2)	$20,107.1

Current liabilities:
Short-term borrowings	$470.4	$—	$742.4	$—	$1,212.8
Current maturities of long-term debt	7.1	15.9	0.2	—	23.2
Accounts payable	46.0	288.4	407.8	—	742.2
Intercompany payable	35,929.2	28,537.0	16,211.1	(80,677.3)	—
Other accrued expenses and liabilities	236.4	248.8	162.7	(90.2)	557.7
Total current liabilities	36,689.1	29,090.1	17,524.2	(80,767.5)	2,535.9
Long-term debt, less current maturities	7,880.6	11.5	222.1	—	8,114.2
Deferred income taxes	14.1	720.8	498.7	—	1,233.6
Intercompany notes payable	—	4,985.1	3,412.3	(8,397.4)	—
Other liabilities	30.5	15.1	168.7	—	214.3
Total liabilities	44,614.3	34,822.6	21,826.0	(89,164.9)	12,098.0
Total CBI stockholders’ equity	7,993.9	13,753.2	12,469.1	(26,222.3)	7,993.9
Noncontrolling interests	—	—	15.2	—	15.2
Total stockholders’ equity	7,993.9	13,753.2	12,484.3	(26,222.3)	8,009.1
Total liabilities and stockholders’ equity	$52,608.2	$48,575.8	$34,310.3	$(115,387.2)	$20,107.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2017
Current assets:
Cash and cash equivalents	$9.6	$5.3	$162.5	$—	$177.4
Accounts receivable	2.4	18.1	716.5	—	737.0
Inventories	162.3	1,456.6	502.8	(166.6)	1,955.1
Intercompany receivable	21,894.2	30,298.2	14,985.4	(67,177.8)	—
Prepaid expenses and other	40.4	69.1	235.2	15.8	360.5
Total current assets	22,108.9	31,847.3	16,602.4	(67,328.6)	3,230.0
Property, plant and equipment	69.5	680.1	3,183.2	—	3,932.8
Investments in subsidiaries	16,965.2	267.2	5,370.3	(22,602.7)	—
Goodwill	—	6,185.5	1,735.0	—	7,920.5
Intangible assets	—	810.2	2,567.5	—	3,377.7
Intercompany notes receivable	5,074.5	2,155.5	—	(7,230.0)	—
Other assets	17.9	4.5	119.0	—	141.4
Total assets	$44,236.0	$41,950.3	$29,577.4	$(97,161.3)	$18,602.4

Current liabilities:
Short-term borrowings	$231.0	$—	$375.5	$—	$606.5
Current maturities of long-term debt	767.9	16.2	126.8	—	910.9
Accounts payable	47.6	57.5	454.7	—	559.8
Intercompany payable	30,722.8	23,203.3	13,251.7	(67,177.8)	—
Other accrued expenses and liabilities	270.2	203.5	175.6	(28.9)	620.4
Total current liabilities	32,039.5	23,480.5	14,384.3	(67,206.7)	2,697.6
Long-term debt, less current maturities	5,260.2	11.8	2,448.7	—	7,720.7
Deferred income taxes	13.3	698.0	422.3	—	1,133.6
Intercompany notes payable	—	4,639.4	2,590.6	(7,230.0)	—
Other liabilities	31.8	8.9	125.0	—	165.7
Total liabilities	37,344.8	28,838.6	19,970.9	(74,436.7)	11,717.6
Total CBI stockholders’ equity	6,891.2	13,111.7	9,612.9	(22,724.6)	6,891.2
Noncontrolling interests	—	—	(6.4)	—	(6.4)
Total stockholders’ equity	6,891.2	13,111.7	9,606.5	(22,724.6)	6,884.8
Total liabilities and stockholders’ equity	$44,236.0	$41,950.3	$29,577.4	$(97,161.3)	$18,602.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2017
Sales	$2,174.3	$5,277.5	$2,638.1	$(3,698.5)	$6,391.4
Excise taxes	(263.2)	(299.7)	(9.4)	—	(572.3)
Net sales	1,911.1	4,977.8	2,628.7	(3,698.5)	5,819.1
Cost of product sold	(1,524.4)	(3,686.0)	(1,350.6)	3,710.0	(2,851.0)
Gross profit	386.7	1,291.8	1,278.1	11.5	2,968.1
Selling, general and administrative expenses	(347.1)	(661.0)	(202.1)	10.9	(1,199.3)
Operating income	39.6	630.8	1,076.0	22.4	1,768.8
Equity in earnings (losses) of equity method investees and subsidiaries	1,523.5	(14.6)	365.4	(1,841.4)	32.9
Unrealized gain on equity securities	—	—	216.8	—	216.8
Interest income	0.1	—	0.3	—	0.4
Intercompany interest income	177.1	365.2	3.3	(545.6)	—
Interest expense	(198.6)	(0.9)	(46.0)	—	(245.5)
Intercompany interest expense	(293.1)	(147.2)	(105.3)	545.6	—
Loss on write-off of debt issuance costs	(7.0)	—	(12.1)	—	(19.1)
Income before income taxes	1,241.6	833.3	1,498.4	(1,819.0)	1,754.3
(Provision for) benefit from income taxes	151.8	(291.2)	(188.1)	(24.8)	(352.3)
Net income	1,393.4	542.1	1,310.3	(1,843.8)	1,402.0
Net income attributable to noncontrolling interests	—	—	(8.6)	—	(8.6)
Net income attributable to CBI	$1,393.4	$542.1	$1,301.7	$(1,843.8)	$1,393.4

Comprehensive income attributable to CBI	$1,584.2	$541.9	$1,496.7	$(2,038.6)	$1,584.2

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2016
Sales	$2,070.2	$4,911.8	$2,736.3	$(3,449.8)	$6,268.5
Excise taxes	(260.0)	(254.0)	(51.0)	—	(565.0)
Net sales	1,810.2	4,657.8	2,685.3	(3,449.8)	5,703.5
Cost of product sold	(1,472.9)	(3,398.8)	(1,529.4)	3,439.3	(2,961.8)
Gross profit	337.3	1,259.0	1,155.9	(10.5)	2,741.7
Selling, general and administrative expenses	(310.4)	(531.0)	(224.2)	21.5	(1,044.1)
Operating income	26.9	728.0	931.7	11.0	1,697.6
Equity in earnings (losses) of equity method investees and subsidiaries	1,207.6	(19.9)	325.1	(1,484.6)	28.2
Interest income	0.4	—	0.9	—	1.3
Intercompany interest income	170.9	297.7	2.6	(471.2)	—
Interest expense	(212.6)	(1.2)	(43.8)	—	(257.6)
Intercompany interest expense	(229.2)	(149.2)	(92.8)	471.2	—
Income before income taxes	964.0	855.4	1,123.7	(1,473.6)	1,469.5
(Provision for) benefit from income taxes	119.1	(322.3)	(184.7)	(4.3)	(392.2)
Net income	1,083.1	533.1	939.0	(1,477.9)	1,077.3
Net loss attributable to noncontrolling interests	—	—	5.8	—	5.8
Net income attributable to CBI	$1,083.1	$533.1	$944.8	$(1,477.9)	$1,083.1

Comprehensive income attributable to CBI	$938.9	$533.2	$792.1	$(1,325.3)	$938.9

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2017
Sales	$755.9	$1,583.4	$795.6	$(1,156.0)	$1,978.9
Excise taxes	(89.2)	(87.1)	(3.5)	—	(179.8)
Net sales	666.7	1,496.3	792.1	(1,156.0)	1,799.1
Cost of product sold	(537.9)	(1,111.3)	(397.4)	1,155.0	(891.6)
Gross profit	128.8	385.0	394.7	(1.0)	907.5
Selling, general and administrative expenses	(130.8)	(186.9)	(108.1)	5.1	(420.7)
Operating income (loss)	(2.0)	198.1	286.6	4.1	486.8
Equity in earnings of equity method investees and subsidiaries	550.2	8.8	120.7	(647.4)	32.3
Unrealized gain on equity securities	—	—	216.8	—	216.8
Interest income	0.1	—	0.1	—	0.2
Intercompany interest income	60.3	125.2	0.9	(186.4)	—
Interest expense	(69.5)	(0.4)	(11.7)	—	(81.6)
Intercompany interest expense	(101.4)	(48.7)	(36.3)	186.4	—
Loss on write-off of debt issuance costs	—	—	(10.3)	—	(10.3)
Income before income taxes	437.7	283.0	566.8	(643.3)	644.2
(Provision for) benefit from income taxes	53.4	(98.1)	(102.8)	(2.0)	(149.5)
Net income	491.1	184.9	464.0	(645.3)	494.7
Net income attributable to noncontrolling interests	—	—	(3.6)	—	(3.6)
Net income attributable to CBI	$491.1	$184.9	$460.4	$(645.3)	$491.1

Comprehensive income attributable to CBI	$369.5	$186.7	$337.1	$(523.8)	$369.5

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2016
Sales	$734.7	$1,510.4	$862.0	$(1,114.4)	$1,992.7
Excise taxes	(89.9)	(73.7)	(18.6)	—	(182.2)
Net sales	644.8	1,436.7	843.4	(1,114.4)	1,810.5
Cost of product sold	(522.4)	(1,032.5)	(471.1)	1,106.9	(919.1)
Gross profit	122.4	404.2	372.3	(7.5)	891.4
Selling, general and administrative expenses	(109.8)	(174.7)	(83.7)	10.8	(357.4)
Operating income	12.6	229.5	288.6	3.3	534.0
Equity in earnings of equity method investees and subsidiaries	431.2	3.3	116.2	(523.2)	27.5
Interest income	—	—	0.3	—	0.3
Intercompany interest income	56.2	103.1	0.8	(160.1)	—
Interest expense	(61.5)	(0.4)	(16.0)	—	(77.9)
Intercompany interest expense	(80.2)	(48.2)	(31.7)	160.1	—
Income before income taxes	358.3	287.3	358.2	(519.9)	483.9
(Provision for) benefit from income taxes	47.6	(105.1)	(21.3)	(0.1)	(78.9)
Net income	405.9	182.2	336.9	(520.0)	405.0
Net loss attributable to noncontrolling interests	—	—	0.9	—	0.9
Net income attributable to CBI	$405.9	$182.2	$337.8	$(520.0)	$405.9

Comprehensive income attributable to CBI	$252.3	$183.0	$176.6	$(359.6)	$252.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2017
Net cash provided by (used in) operating activities	$(315.2)	$1,060.7	$722.9	$—	$1,468.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(15.4)	(83.9)	(606.3)	—	(705.6)
Investment in equity securities	—	—	(191.3)	—	(191.3)
Purchases of businesses, net of cash acquired	—	(70.9)	(61.0)	—	(131.9)
Payments related to sale of business	—	—	(5.0)	—	(5.0)
Net proceeds from intercompany notes	134.5	—	2.8	(137.3)	—
Net investments in equity affiliates	(1,350.6)	—	—	1,350.6	—
Other investing activities	(6.2)	—	1.7	—	(4.5)
Net cash used in investing activities	(1,237.7)	(154.8)	(859.1)	1,213.3	(1,038.3)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(33.0)	33.0	—
Net contributions from (returns of capital to) equity affiliates	—	(0.2)	1,383.8	(1,383.6)	—
Net proceeds from (repayments of) intercompany notes	(11.6)	(871.9)	746.2	137.3	—
Principal payments of long-term debt	(2,116.6)	(14.5)	(4,391.7)	—	(6,522.8)
Dividends paid	(301.1)	—	—	—	(301.1)
Purchases of treasury stock	(239.2)	—	—	—	(239.2)
Payments of debt issuance costs	(28.9)	—	(3.5)	—	(32.4)
Payments of minimum tax withholdings on stock-based payment awards	—	(21.9)	(1.0)	—	(22.9)
Proceeds from issuance of long-term debt	3,990.4	—	2,027.5	—	6,017.9
Net proceeds from short-term borrowings	238.6	—	366.3	—	604.9
Proceeds from shares issued under equity compensation plans	37.5	—	—	—	37.5
Net cash provided by (used in) financing activities	1,569.1	(908.5)	94.6	(1,213.3)	(458.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	5.1	—	5.1

Net increase (decrease) in cash and cash equivalents	16.2	(2.6)	(36.5)	—	(22.9)
Cash and cash equivalents, beginning of period	9.6	5.3	162.5	—	177.4
Cash and cash equivalents, end of period	$25.8	$2.7	$126.0	$—	$154.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2016
Net cash provided by operating activities	$360.3	$773.3	$937.5	$(655.4)	$1,415.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(6.3)	(51.9)	(533.4)	—	(591.6)
Purchase of businesses, net of cash acquired	—	—	(542.2)	—	(542.2)
Net proceeds from (repayments of) intercompany notes	259.1	—	(2.6)	(256.5)	—
Net returns of capital from equity affiliates	198.3	—	—	(198.3)	—
Other investing activities	0.2	0.2	(15.7)	—	(15.3)
Net cash provided by (used in) investing activities	451.3	(51.7)	(1,093.9)	(454.8)	(1,149.1)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(850.4)	850.4	—
Net contributions from (returns of capital to) equity affiliates	—	(8.6)	5.3	3.3	—
Net proceeds from (repayments of) intercompany notes	186.3	(631.9)	189.1	256.5	—
Principal payments of long-term debt	(751.2)	(15.8)	(140.7)	—	(907.7)
Dividends paid	(238.3)	—	—	—	(238.3)
Purchases of treasury stock	(372.6)	—	—	—	(372.6)
Payments of debt issuance costs	—	—	(6.6)	—	(6.6)
Payments of minimum tax withholdings on stock-based payment awards	—	(61.7)	(5.2)	—	(66.9)
Proceeds from issuance of long-term debt	—	—	1,350.1	—	1,350.1
Net proceeds from (repayments of) short-term borrowings	220.0	—	(275.9)	—	(55.9)
Proceeds from shares issued under equity compensation plans	39.3	—	—	—	39.3
Excess tax benefits from stock-based payment awards	112.2	—	—	—	112.2
Net cash provided by (used in) financing activities	(804.3)	(718.0)	265.7	1,110.2	(146.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6.0)	—	(6.0)

Net increase in cash and cash equivalents	7.3	3.6	103.3	—	114.2
Cash and cash equivalents, beginning of period	6.0	3.6	73.5	—	83.1
Cash and cash equivalents, end of period	$13.3	$7.2	$176.8	$—	$197.3

16.    BUSINESS SEGMENT INFORMATION:

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2017	2016	2017	2016
(in millions)
Cost of product sold
Flow through of inventory step-up	$(17.0)	$(16.4)	$(7.2)	$(4.9)
Settlements of undesignated commodity derivative contracts	4.6	20.3	(0.1)	5.2
Net gain on undesignated commodity derivative contracts	4.3	14.4	3.5	6.7
Amortization of favorable interim supply agreement	—	(2.2)	—	—
Total cost of product sold	(8.1)	16.1	(3.8)	7.0

Selling, general and administrative expenses
Impairment of intangible assets	(86.8)	—	—	—
Loss on contract termination (1)	(59.0)	—	(59.0)	—
Transaction, integration and other acquisition-related costs	(6.8)	(11.0)	(4.5)	(5.7)
Net gain (costs) associated with the Canadian Divestiture and related activities	(3.2)	(4.5)	—	3.6
Other gains (losses) (2)	4.0	(3.5)	4.0	(2.5)
Total selling, general and administrative expenses	(151.8)	(19.0)	(59.5)	(4.6)
Comparable Adjustments, Operating income (loss)	$(159.9)	$(2.9)	$(63.3)	$2.4

(1)
Represents a loss incurred in connection with the early termination of a beer glass supply contract with Owens-Illinois, a related-party entity with which we have an equally-owned joint venture which owns and operates a glass production plant located adjacent to our brewery located in Nava, Coahuila, Mexico (the “Nava Brewery”).

(2)
Includes a gain of $8.1 million for the nine months and three months ended November 30, 2017, in connection with the reduction in estimated fair value of a contingent liability associated with a prior period acquisition.

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2017 Annual Report, and include the recently adopted accounting guidance described in Note 2 herein. Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2017	2016	2017	2016
(in millions)
Beer
Net sales	$3,661.3	$3,338.1	$1,040.1	$964.6
Segment operating income	$1,459.2	$1,195.7	$392.4	$335.7
Long-lived tangible assets	$3,410.7	$2,506.6	$3,410.7	$2,506.6
Total assets	$12,025.3	$10,351.5	$12,025.3	$10,351.5
Capital expenditures	$593.7	$494.9	$160.6	$191.0
Depreciation and amortization	$121.6	$82.7	$41.7	$29.5

Wine and Spirits
Net sales:
Wine	$1,882.3	$2,102.8	$666.6	$754.3
Spirits	275.5	262.6	92.4	91.6
Net sales	$2,157.8	$2,365.4	$759.0	$845.9
Segment operating income	$589.7	$604.7	$199.0	$231.0
Income from unconsolidated investments	$32.3	$28.4	$32.1	$27.7
Long-lived tangible assets	$1,024.7	$1,069.7	$1,024.7	$1,069.7
Investments in equity method investees	$97.3	$92.9	$97.3	$92.9
Total assets	$7,268.7	$7,616.3	$7,268.7	$7,616.3
Capital expenditures	$98.2	$55.3	$35.2	$25.7
Depreciation and amortization	$69.9	$76.0	$24.1	$25.8

Corporate Operations and Other
Segment operating loss	$(120.2)	$(99.9)	$(41.3)	$(35.1)
Income (loss) from unconsolidated investments	$0.5	$(0.2)	$0.1	$(0.2)
Long-lived tangible assets	$115.6	$131.7	$115.6	$131.7
Investments in equity method investees	$21.6	$22.8	$21.6	$22.8
Total assets	$813.1	$352.3	$813.1	$352.3
Capital expenditures	$13.7	$41.4	$4.7	$6.3
Depreciation and amortization	$27.3	$22.8	$9.2	$8.2

Comparable Adjustments
Operating income (loss)	$(159.9)	$(2.9)	$(63.3)	$2.4
Income from unconsolidated investments	$216.9	$—	$216.9	$—
Depreciation and amortization	$—	$2.2	$—	$—

Consolidated
Net sales	$5,819.1	$5,703.5	$1,799.1	$1,810.5
Operating income	$1,768.8	$1,697.6	$486.8	$534.0
Income from unconsolidated investments	$249.7	$28.2	$249.1	$27.5
Long-lived tangible assets	$4,551.0	$3,708.0	$4,551.0	$3,708.0
Investments in equity method investees	$118.9	$115.7	$118.9	$115.7
Total assets	$20,107.1	$18,320.1	$20,107.1	$18,320.1
Capital expenditures	$705.6	$591.6	$200.5	$223.0
Depreciation and amortization	$218.8	$183.7	$75.0	$63.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2017 Annual Report. This MD&A is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy and a discussion of acquisitions, divestitures and investments.

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

Strategy

Our overall strategy is to sustain profitable growth and build shareholder value. We position our portfolio to benefit from industry premiumization trends, which we believe will continue to result in faster growth rates in the high-end of the beer, wine and spirits categories. We focus on developing our expertise in consumer insights and category management as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we seek targeted acquisitions of businesses that are premium, growing, high-margin, consumer-led, have a low integration risk and/or fill a gap in our portfolio. We also strive to identify, meet and stay ahead of evolving consumer trends and market dynamics.

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

Our business strategy in the Beer segment focuses on leading the high-end of the U.S. beer market and includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands, and continued expansion, construction and optimization activities for our Mexico beer operations.

In connection with this strategy, we have almost tripled the production capacity of our Nava Brewery since its June 2013 acquisition. In addition, construction of a new, state-of-the-art brewery in Mexicali, Baja California, Mexico (the “Mexicali Brewery”) is underway and we are continuing to invest to increase the output from the Obregon Brewery, which we acquired in December 2016. Expansion, construction and optimization efforts continue under our previously-announced Mexico beer expansion projects to align with our anticipated future growth expectations.

Our business strategy in the Wine and Spirits segment is to be the leader in the premium wine category and build a portfolio of premium spirits brands. We are investing to meet the evolving needs of consumers and building brands through consumer insights, sensory expertise, innovation and refreshing existing brands. In this segment, we continue to focus on the premiumization of our branded wine and spirits portfolio. We dedicate a large share of our sales and marketing resources to some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories. These brands include:  7 Moons, Black Box, Casa Noble, Clos du Bois, Estancia, Franciscan, High West, Kim Crawford, Kung Fu Girl, Mark West, Meiomi, Mount Veeder, Nobilo, Ravage, Robert Mondavi, Ruffino, Simi, SVEDKA Vodka, The Dreaming Tree, The Prisoner and The Velvet Devil. In markets where it is feasible, we have entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

Acquisitions, Divestitures and Investments

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

	Third Quarter 2017	Nine Months 2017
(in millions)
Net sales	$98.9	$288.6
Gross profit	$42.9	$122.5
Depreciation and amortization	$3.0	$8.6
Operating income	$18.3	$46.6
Income before income taxes	$16.6	$43.5

Cash flow from operating activities		$35.2

Additionally, the impact on our historical Wine and Spirits segment results is the same as the impact on the historical consolidated results for the prior year comparable period for net sales, gross profit, and depreciation and amortization. However, as segment results do not include the impact of Comparable Adjustments, amounts reported for our historical Wine and Spirits segment operating income that are no longer part of the segment’s results after the Canadian Divestiture are $16.5 million and $44.8 million for Third Quarter 2017 and Nine Months 2017, respectively.

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

Corporate Operations and Other Segment

Canopy Investment and Canopy Warrants

In November 2017, we acquired a 9.9% investment in Canopy Growth Corporation, an Ontario, Canada-based public company and leading provider of medicinal cannabis products, and warrants which give us the option to purchase an additional ownership interest in Canopy Growth Corporation. This transaction is consistent with our long-term strategy to identify, meet and stay ahead of evolving consumer trends and market dynamics. While we will not develop, distribute, manufacture or sell cannabis products in the U.S., or anywhere else in the world, unless it is legally permissible to do so at all governmental levels in the particular jurisdiction, these investments could affect consumer perception of our existing brands and our reputation with various constituencies.

For Third Quarter 2018 and Nine Months 2018 (as defined below), we recognized an unrealized gain of $216.8 million from the changes in fair value of the Canopy Investment and the Canopy Warrants, which is included in income from unconsolidated investments. We expect the fair value of these investments to continue to be volatile in future periods.

For additional information on these acquisitions, divestitures and investments, refer to Notes 6 and 7 of the Financial Statements.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of acquired brand activity in connection with our more significant acquisitions, consisting of Prisoner, High West and Charles Smith (wine and spirits), and divested brand activity in connection with the Canadian Divestiture (wine and spirits), as appropriate.

For the three months ended November 30, 2017 (“Third Quarter 2018”), and November 30, 2016 (“Third Quarter 2017”):

•	Our results of operations benefited primarily from strong operating performance within our Beer segment.

•
Net sales decreased 1% primarily due to a decrease in Wine and Spirits net sales due largely to the Canadian Divestiture, partially offset by an increase in Beer net sales driven predominantly by volume growth within our Mexican beer portfolio.

•
Operating income decreased 9% largely due to a loss on the early termination of a beer glass supply contract, partially offset by the net sales volume growth and benefits from lower cost of product sold within our Mexican beer portfolio.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 21% and 23%, respectively, primarily due to the items discussed above and an unrealized gain from the changes in fair value of our investments in Canopy Growth Corporation, partially offset by a higher effective tax rate driven largely by the timing of our assertion regarding the indefinite reinvestment of certain foreign earnings in Third Quarter 2017.

For the nine months ended November 30, 2017 (“Nine Months 2018”), and November 30, 2016 (“Nine Months 2017”):

•	Our results of operations benefited from improvements in both the Beer and Wine and Spirits segments.

•
Net sales increased 2% primarily due to an increase in Beer net sales driven predominantly by volume growth within our Mexican beer portfolio, partially offset by a decrease in Wine and Spirits net sales due largely to the Canadian Divestiture.

•
Operating income increased 4% largely due to the net sales volume growth and benefits from lower cost of product sold within our Mexican beer portfolio, and a favorable product mix shift within the Wine and Spirits segment, partially offset by an unfavorable change in Comparable Adjustments.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 29% and 31%, respectively, primarily due to the items discussed above and an income tax benefit driven largely by our March 1, 2017, adoption of the FASB amended share-based compensation guidance and an increased benefit from lower taxes on foreign earnings.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our results for each period are as follows:

	Third Quarter 2018	Third Quarter 2017	Nine Months 2018	Nine Months 2017
(in millions)
Cost of product sold
Flow through of inventory step-up	$(7.2)	$(4.9)	$(17.0)	$(16.4)
Settlements of undesignated commodity derivative contracts	(0.1)	5.2	4.6	20.3
Net gain on undesignated commodity derivative contracts	3.5	6.7	4.3	14.4
Amortization of favorable interim supply agreement	—	—	—	(2.2)
Total cost of product sold	(3.8)	7.0	(8.1)	16.1

	Third Quarter 2018	Third Quarter 2017	Nine Months 2018	Nine Months 2017
(in millions)
Selling, general and administrative expenses
Loss on contract termination	(59.0)	—	(59.0)	—
Transaction, integration and other acquisition-related costs	(4.5)	(5.7)	(6.8)	(11.0)
Impairment of intangible assets	—	—	(86.8)	—
Net gain (costs) associated with the Canadian Divestiture and related activities	—	3.6	(3.2)	(4.5)
Other gains (losses)	4.0	(2.5)	4.0	(3.5)
Total selling, general and administrative expenses	(59.5)	(4.6)	(151.8)	(19.0)

Income from unconsolidated investments	216.9	—	216.9	—

Loss on write-off of debt issuance costs	(10.3)	—	(19.1)	—
Comparable Adjustments	$143.3	$2.4	$37.9	$(2.9)

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

Selling, General and Administrative Expenses

Loss on Contract Termination

We recorded a loss in connection with the early termination of a beer glass supply contract with Owens-Illinois, a related-party entity with which we have an equally-owned joint venture which owns and operates a glass production plant located adjacent to our Nava Brewery.

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

Net Gain (Costs) Associated With The Canadian Divestiture And Related Activities

We recorded costs in connection with the evaluation of the merits of executing an initial public offering for a portion of our Canadian wine business and net gains (costs) in connection with the sale of the Canadian wine business.

Income From Unconsolidated Investments

We recorded an unrealized gain from the changes in fair value of the Canopy Investment and the Canopy Warrants, as well as hedging activities to reduce the associated foreign currency risk. For additional information, refer to Note 6 of the Financial Statements included herein.

Loss On Write-Off Of Debt Issuance Costs

We wrote-off debt issuance costs in connection with (i)  the November 2017 and May 2017 repayments of the outstanding obligations under the European Term A loan facility and the U.S. Term A loan facility, respectively, under our applicable senior credit facility and (ii)  the July 2017 amendment and restatement of the 2016 Credit Agreement.

Third Quarter 2018 Compared to Third Quarter 2017

Net Sales

	Third Quarter 2018	Third Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$1,040.1	$964.6	$75.5	8%
Wine and Spirits:
Wine	666.6	754.3	(87.7)	(12%)
Spirits	92.4	91.6	0.8	1%
Total Wine and Spirits	759.0	845.9	(86.9)	(10%)
Consolidated net sales	$1,799.1	$1,810.5	$(11.4)	(1%)

Beer Segment	Third Quarter 2018	Third Quarter 2017	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,040.1	$964.6	$75.5	8%

Shipment volume (1)	59.6	56.3		5.9%

Depletion volume (1) (2)				9.1%

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

The increase in Beer net sales is primarily due to (i)  volume growth within our Mexican beer portfolio of $56.6 million, which benefited from continued consumer demand and increased marketing spend, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $16.6 million. For Third Quarter 2018, the shipment volume growth trend lagged the depletion volume growth trend due primarily to timing. For Nine Months 2018, the shipment volume growth trend is generally aligned with the depletion volume growth trend, which is also expected for Fiscal 2018.

Wine and Spirits Segment	Third Quarter 2018	Third Quarter 2017	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$759.0	$845.9	$(86.9)	(10%)

Shipment volume
Total	14.8	18.3		(19.1%)
Organic	14.7	15.2		(3.3%)

U.S. Domestic	13.6	14.0		(2.9%)
Organic U.S. Domestic	13.5	14.0		(3.6%)

U.S. Domestic Focus Brands	8.5	8.1		4.9%
Organic U.S. Domestic Focus Brands	8.5	8.1		4.9%

Depletion volume (2)
U.S. Domestic				(2.5%)
U.S. Domestic Focus Brands				2.6%
The decrease in Wine and Spirits net sales is due to the Canadian Divestiture of $98.9 million, partially offset by net sales from acquired brands of $9.9 million and a slight increase in organic net sales. The increase in organic net sales is driven largely by favorable product mix shift of $28.3 million, partially offset by lower volume of $24.6 million.

Gross Profit

	Third Quarter 2018	Third Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$567.0	$499.4	$67.6	14%
Wine and Spirits	344.3	385.0	(40.7)	(11%)
Comparable Adjustments	(3.8)	7.0	(10.8)	NM
Consolidated gross profit	$907.5	$891.4	$16.1	2%

NM = Not meaningful

The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $29.7 million and $16.6 million, respectively, and (ii)  lower cost of product sold for our Mexican beer business of $24.2 million. The lower cost of product sold is primarily due to operational and foreign currency transactional benefits within our Mexican beer portfolio of $13.0 million and $6.9 million, respectively.

The decrease in Wine and Spirits is primarily due to the Canadian Divestiture of $42.9 million, partially offset by gross profit from the acquired brands of $3.9 million. Organic gross profit decreased slightly due largely to higher cost of product sold of $19.3 million and lower volume of $9.3 million, partially offset by favorable product mix shift of $20.0 million. The higher cost of product sold is due primarily to higher operational costs, including increased transportation costs and the overlap of an immaterial supplier cost reimbursement.

Gross profit as a percent of net sales increased to 50.4% for Third Quarter 2018 compared with 49.2% for Third Quarter 2017 primarily due to (i)  the lower cost of product sold for the Beer segment, (ii)  the favorable impact from Beer pricing in select markets, (iii)  the favorable impact from the divestiture of the lower-margin Canadian wine business and (iv)  the favorable Wine and Spirits product mix shift, which contributed approximately 135 basis points, 45 basis points, 35 basis points and 35 basis points of rate growth, respectively; partially offset by the higher cost of product sold for the Wine and Spirits segment and an unfavorable change in Comparable Adjustments, which resulted in approximately 105 basis points and 60 basis points of rate decline, respectively.

Selling, General and Administrative Expenses

	Third Quarter 2018	Third Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$174.6	$163.7	$10.9	7%
Wine and Spirits	145.3	154.0	(8.7)	(6%)
Corporate Operations and Other	41.3	35.1	6.2	18%
Comparable Adjustments	59.5	4.6	54.9	NM
Consolidated selling, general and administrative expenses	$420.7	$357.4	$63.3	18%

The increase in Beer is primarily due to an increase in marketing spend of $9.6 million due largely to planned investment to support the growth of our Mexican beer portfolio.

The decrease in Wine and Spirits is primarily due to a decrease in general and administrative expenses of $19.8 million predominantly driven by the Canadian Divestiture of $18.0 million. Additionally, marketing spend behind our organic and acquired branded wine and spirits portfolio increased $14.9 million, primarily due to planned investment supporting this portfolio.

The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to increases in consulting and compensation and benefits, both largely attributable to supporting the growth of the business.

Selling, general and administrative expenses as a percent of net sales increased to 23.4% for Third Quarter 2018 as compared with 19.7% for Third Quarter 2017. The increase is attributable to (i)  the unfavorable change in Comparable Adjustments and the growth in Corporate Operations and Other general and administrative expenses, which resulted in approximately 330 basis points of rate growth and (ii)  the growth in Wine and Spirits selling, general and administrative expenses, which resulted in approximately 75 basis points of rate growth; partially offset by (i)  a benefit of approximately 20 basis points from the divestiture of the Canadian wine business, which had a higher rate of selling, general and administrative expenses as a percent of net sales as compared with the rest of the Wine and Spirits business, and (ii)  the growth in Beer net sales having exceeded the growth in Beer selling, general and administrative expenses, which contributed approximately 20 basis points of rate decline.

Operating Income

	Third Quarter 2018	Third Quarter 2017	Dollar Change	Percent Change
(in millions)
Beer	$392.4	$335.7	$56.7	17%
Wine and Spirits	199.0	231.0	(32.0)	(14%)
Corporate Operations and Other	(41.3)	(35.1)	(6.2)	(18%)
Comparable Adjustments	(63.3)	2.4	(65.7)	NM
Consolidated operating income	$486.8	$534.0	$(47.2)	(9%)

The decrease in operating income is primarily due to the unfavorable change in Comparable Adjustments, combined with the decline in Wine and Spirits driven largely by the Canadian Divestiture and the lower performance of the Wine and Spirits organic business, partially offset by the growth in Beer driven predominantly by the strong volume and lower cost of product sold.

Income From Unconsolidated Investments

Income from unconsolidated investments increased to $249.1 million for Third Quarter 2018 from $27.5 million for Third Quarter 2017, an increase of $221.6 million. This increase is driven largely by a $216.9 million gain recognized primarily in connection with the changes in fair value of the Canopy Investment and the Canopy Warrants.

Interest Expense

Interest expense increased to $81.4 million for Third Quarter 2018 from $77.6 million for Third Quarter 2017, an increase of $3.8 million, or 5%. This increase is primarily due to higher average borrowings of approximately $700 million. The higher average borrowings are primarily attributable to the purchases of businesses and treasury stock, net of proceeds from the Canadian Divestiture, during Fiscal 2017.

Provision for Income Taxes

Our effective tax rate for Third Quarter 2018 and Third Quarter 2017 was 23.2% and 16.3%, respectively. For Third Quarter 2018, our effective tax rate benefited primarily from (i)  lower effective tax rates applicable to our foreign businesses, including our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries, which was initially asserted in Third Quarter 2017, and (ii)  the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled in connection with our March 1, 2017, adoption of the FASB amended share-based compensation guidance.

As noted, for Third Quarter 2017, our effective tax rate benefited primarily from the change during the quarter in our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries.

In December 2017, the Tax Cuts and Jobs Act was signed into law, which will result in significant changes to U.S. tax rules. We are currently assessing the impact of this legislation on our consolidated financial statements for Fiscal 2018 and beyond. Based on our preliminary analysis, our expectation is that the reduction in the corporate federal statutory tax rate, effective January 1, 2018, will result in a reduction in our existing net deferred tax liabilities by a range of $300 million to $400 million. This benefit will be recorded during the fourth quarter of fiscal 2018.

We expect our effective tax rate for Fiscal 2018 to be approximately 20%, excluding the impact of the Tax Cuts and Jobs Act. This includes the assertion of our intent for certain foreign earnings to be indefinitely reinvested and a favorable benefit from our March 1, 2017, adoption of the FASB amended guidance requiring the recognition of the income tax effect of stock based compensation awards in the income statement when the awards vest or are settled.

Net Income Attributable to CBI

Net income attributable to CBI increased to $491.1 million for Third Quarter 2018 from $405.9 million for Third Quarter 2017, an increase of $85.2 million, or 21%, driven largely by (i)  the pretax gain of $216.9 million primarily from the changes in fair value of the Canopy Investment and the Canopy Warrants and (ii)  the strong operating performance of the Beer segment of $56.7 million; partially offset by (i)  the pretax loss incurred in connection with the early termination of the beer glass supply contract of $59.0 million and (ii)  the impact of the higher effective tax rate of approximately $45 million.

Nine Months 2018 Compared to Nine Months 2017

Net Sales

	Nine Months 2018	Nine Months 2017	Dollar Change	Percent Change
(in millions)
Beer	$3,661.3	$3,338.1	$323.2	10%
Wine and Spirits:
Wine	1,882.3	2,102.8	(220.5)	(10%)
Spirits	275.5	262.6	12.9	5%
Total Wine and Spirits	2,157.8	2,365.4	(207.6)	(9%)
Consolidated net sales	$5,819.1	$5,703.5	$115.6	2%

Beer Segment	Nine Months 2018	Nine Months 2017	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$3,661.3	$3,338.1	$323.2	10%

Shipment volume (1)	211.6	195.2		8.4%

Depletion volume (1) (2)				9.5%

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

The increase in Beer net sales is primarily due to (i)  volume growth within our Mexican beer portfolio of $283.1 million, which benefited from continued consumer demand and increased marketing spend, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $57.8 million.

Wine and Spirits Segment	Nine Months 2018	Nine Months 2017	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,157.8	$2,365.4	$(207.6)	(9%)

Shipment volume
Total	43.4	52.9		(18.0%)
Organic	43.0	43.6		(1.4%)

U.S. Domestic	40.1	40.6		(1.2%)
Organic U.S. Domestic	39.8	40.6		(2.0%)

U.S. Domestic Focus Brands	24.7	23.4		5.6%
Organic U.S. Domestic Focus Brands	24.5	23.4		4.7%

Depletion volume (2)
U.S. Domestic				0.5%
U.S. Domestic Focus Brands				6.3%

The decrease in Wine and Spirits net sales is due to the Canadian Divestiture of $288.6 million, partially offset by net sales from acquired brands of $50.4 million and organic net sales growth of $30.6 million. The organic growth is due largely to favorable product mix shift of $67.0 million and benefits from U.S. branded wine and spirits pricing of $22.5 million, partially offset by lower branded wine and spirits volume of $45.7 million driven predominantly by brands within our wine and spirits portfolio other than our Focus Brands. For the remainder of fiscal 2018, the pricing benefits are expected to continue to moderate as promotional spend is expected to increase for the branded wine and spirits portfolio. For Nine Months 2018, the U.S. shipment volume growth trend lagged the U.S. depletion volume growth trend due largely to timing as shipment volume growth exceeded depletion volume growth for Nine Months 2017. We expect U.S. shipment volume growth to be generally aligned with depletion volume growth for Fiscal 2018.

Gross Profit

	Nine Months 2018	Nine Months 2017	Dollar Change	Percent Change
(in millions)
Beer	$1,997.6	$1,687.1	$310.5	18%
Wine and Spirits	978.6	1,038.5	(59.9)	(6%)
Comparable Adjustments	(8.1)	16.1	(24.2)	NM
Consolidated gross profit	$2,968.1	$2,741.7	$226.4	8%

The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $143.1 million and $57.8 million, respectively, and (ii)  lower cost of product sold for our Mexican beer business of $127.4 million. The lower cost of product sold is primarily due to operational and foreign currency transactional benefits within our Mexican beer portfolio of $82.8 million and $26.9 million, respectively. These benefits from lower cost of product sold for our Mexican beer business are expected to lessen for the remainder of fiscal 2018 due primarily to increasing depreciation and brewery compensation and benefits, both supporting the continued growth of the Mexican beer portfolio. Additionally, for the remainder of fiscal 2018, operational benefits will be tempered as a result of lower production volume in connection with the seasonality of the beer business.

The decrease in Wine and Spirits is due to the Canadian Divestiture of $122.5 million, partially offset by organic gross profit growth of $36.5 million and gross profit from the acquired brands of $26.1 million. The organic growth is due largely to favorable product mix shift of $49.8 million and benefits from U.S. branded wine and spirits pricing of $22.5 million, partially offset by lower branded wine and spirits volume of $21.6 million.

Gross profit as a percent of net sales increased to 51.0% for Nine Months 2018 compared with 48.1% for Nine Months 2017 primarily due to (i)  lower cost of product sold for the Beer segment, (ii)  the favorable impact from Beer pricing in select markets and (iii)  the favorable impact from the acquired higher-margin wine and spirits brands and divestiture of the lower-margin Canadian wine business, which contributed approximately 220 basis points, 50 basis points and 35 basis points of rate growth, respectively; partially offset by an unfavorable change in Comparable Adjustments, which resulted in approximately 40 basis points of rate decline.

Selling, General and Administrative Expenses

	Nine Months 2018	Nine Months 2017	Dollar Change	Percent Change
(in millions)
Beer	$538.4	$491.4	$47.0	10%
Wine and Spirits	388.9	433.8	(44.9)	(10%)
Corporate Operations and Other	120.2	99.9	20.3	20%
Comparable Adjustments	151.8	19.0	132.8	NM
Consolidated selling, general and administrative expenses	$1,199.3	$1,044.1	$155.2	15%

The increase in Beer is primarily due to increases in marketing spend of $34.1 million and general and administrative expenses of $12.8 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio. The increase in general and administrative expenses is predominantly driven by higher expenses supporting the growth of the business. The decrease in Wine and Spirits is primarily driven by the Canadian Divestiture of $75.9 million, partially offset by an increase in marketing spend primarily due to planned investment to support our organic growth and acquired businesses of $25.9 million. The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to increases in consulting of $10.7 million and compensation and benefits of $9.2 million, both largely attributable to supporting the growth of the business.

Selling, general and administrative expenses as a percent of net sales increased to 20.6% for Nine Months 2018 as compared with 18.3% for Nine Months 2017. The increase is primarily attributable to (i)  the unfavorable change in Comparable Adjustments and the growth in Corporate Operations and Other general and administrative expenses, which resulted in approximately 250 basis points of rate growth, and (ii)  the growth in Wine and Spirits selling, general and administrative expenses, which resulted in approximately 25 basis points of rate growth; partially offset by a benefit of approximately 35 basis points from the divestiture of the Canadian wine business, which had a higher rate of selling, general and administrative expenses as a percent of net sales as compared with the rest of the Wine and Spirits business.

Operating Income

	Nine Months 2018	Nine Months 2017	Dollar Change	Percent Change
(in millions)
Beer	$1,459.2	$1,195.7	$263.5	22%
Wine and Spirits	589.7	604.7	(15.0)	(2%)
Corporate Operations and Other	(120.2)	(99.9)	(20.3)	(20%)
Comparable Adjustments	(159.9)	(2.9)	(157.0)	NM
Consolidated operating income	$1,768.8	$1,697.6	$71.2	4%

Operating income increased primarily due to the growth in our Beer segment driven predominantly by the factors discussed above, partially offset by the unfavorable change in Comparable Adjustments.

Income From Unconsolidated Investments

Income from unconsolidated investments increased to $249.7 million for Nine Months 2018 from $28.2 million for Nine Months 2017, an increase of $221.5 million. This increase is driven largely by a $216.9 million gain recognized primarily in connection with the changes in fair value of the Canopy Investment and the Canopy Warrants.

Interest Expense

Interest expense decreased to $245.1 million for Nine Months 2018 from $256.3 million for Nine Months 2017, a decrease of $11.2 million, or (4%). This decrease is primarily due to a lower average interest rate of approximately 40 basis points and higher average borrowings of approximately $655 million. The lower average interest rate is predominantly due to the issuance of the lower rate December 2016 senior notes and May 2017 Senior Notes and the repayment of the higher rate August 2006 senior notes and January 2008 Senior Notes. The higher average borrowings are primarily attributable to the purchases of businesses and treasury stock, net of proceeds from the Canadian Divestiture, during Fiscal 2017.

Provision for Income Taxes

Our effective tax rate for Nine Months 2018 and Nine Months 2017 was 20.1% and 26.7%, respectively. For Nine Months 2018, our effective tax rate benefited primarily from (i)  lower effective tax rates applicable to our foreign businesses, including our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries, which was initially asserted in Third Quarter 2017, and (ii)  the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled in connection with our March 1, 2017, adoption of the FASB amended share-based compensation guidance.

For Nine Months 2017, our effective tax rate benefited primarily from the change during Third Quarter 2017 in our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries.

In December 2017, the Tax Cuts and Jobs Act was signed into law, which will result in significant changes to U.S. tax rules. We are currently assessing the impact of this legislation on our consolidated financial statements for Fiscal 2018 and beyond. Based on our preliminary analysis, our expectation is that the reduction in the corporate federal statutory tax rate, effective January 1, 2018, will result in a reduction in our existing net deferred tax liabilities by a range of $300 million to $400 million. This benefit will be recorded during the fourth quarter of fiscal 2018.

We expect our effective tax rate for Fiscal 2018 to be approximately 20%, excluding the impact of the Tax Cuts and Jobs Act. This includes the assertion of our intent for certain foreign earnings to be indefinitely reinvested and a favorable benefit from our March 1, 2017, adoption of the FASB amended guidance requiring the recognition of the income tax effect of stock based compensation awards in the income statement when the awards vest or are settled.

Net Income Attributable to CBI

Net income attributable to CBI increased to $1,393.4 million for Nine Months 2018 from $1,083.1 million for Nine Months 2017, an increase of $310.3 million, or 29%, driven largely by the factors discussed above, including (i)  the growth in operating income for our Beer segment of $263.5 million and (ii)  the benefit from the lower effective tax rate of approximately $115 million.

Financial Liquidity and Capital Resources

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock and make strategic acquisitions that we believe will enhance stockholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. In October 2017, we implemented a commercial paper program which we intend to use to fund our short-term borrowing requirements and to maintain our access to the capital markets. We will continue to use our short-term borrowings, including our commercial paper program and our accounts receivable securitization facilities, to support our working capital requirements and capital expenditures.

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

Cash Flows

	Nine Months 2018	Nine Months 2017	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$1,468.4	$1,415.7	$52.7
Investing activities	(1,038.3)	(1,149.1)	110.8
Financing activities	(458.1)	(146.4)	(311.7)
Effect of exchange rate changes on cash and cash equivalents	5.1	(6.0)	11.1
Net increase (decrease) in cash and cash equivalents	$(22.9)	$114.2	$(137.1)

Operating Activities

The increase in net cash provided by operating activities for Nine Months 2018 is due primarily to strong cash flow from the Beer segment driven largely by the segment’s strong operating results, partially offset by the timing of collections for recoverable value-added taxes. Net cash provided by operating activities also benefited from our March 1, 2017, adoption of the FASB amended share-based compensation guidance, which resulted in the classification of excess tax benefits (resulting from an increase in the fair value of an award from grant date to the vesting or settlement date) as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented prior to March 1, 2017. Refer to Note 2 of the Financial Statements for additional information.

Investing Activities

The decrease in net cash used in investing activities for Nine Months 2018 is primarily due to the lower level of business acquisition activity of $410.3 million for Nine Months 2018 as compared with Nine Months 2017, partially offset by the investments in Canopy Growth Corporation of $191.3 million and higher capital expenditures of $114.0 million for Nine Months 2018.

Financing Activities

The increase in net cash used in financing activities consists of:

	Nine Months 2018	Nine Months 2017	Dollar Change
(in millions)
Net proceeds from debt, current and long-term, and related activities	$67.6	$379.9	$(312.3)
Dividends paid	(301.1)	(238.3)	(62.8)
Net cash provided by stock-based compensation activities	14.6	84.6	(70.0)
Purchases of treasury stock	(239.2)	(372.6)	133.4
Net cash used in financing activities	$(458.1)	$(146.4)	$(311.7)

The decrease in net proceeds from debt for Nine Months 2018 is due largely to our strong operating cash flow coupled with lower cash used in our investing activities. The reduction in net cash provided by stock-based compensation activities is primarily due to our March 1, 2017, adoption of the FASB amended share-based compensation guidance, which resulted in the classification of excess tax benefits as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented prior to March 1, 2017.

Debt

Total debt outstanding as of November 30, 2017, amounted to $9,350.2 million, an increase of $112.1 million from February 28, 2017.

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

In November 2017, we issued the November 2017 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,982.6 million were used for the repayment of our outstanding obligations under the European Term A loan facility under our 2017 Credit Agreement.

General

The majority of our outstanding borrowings as of November 30, 2017, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2019 to calendar 2047, and a variable-rate senior unsecured term loan facility under our 2017 Credit Agreement, with a calendar 2024 maturity.

In October 2017, we implemented a commercial paper program which provides for the issuance of up to an aggregate principal amount of $1.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2017 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2017 Credit Agreement.

We do not have purchase commitments from buyers for our commercial paper and, therefore, our ability to issue commercial paper is subject to market demand. If the commercial paper market is not available to us for any reason when outstanding commercial paper borrowings mature, we will utilize unused commitments under our revolving credit facility under our 2017 Credit Agreement to repay commercial paper borrowings. We do not expect that fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility under our 2017 Credit Agreement.

We had the following borrowing capacity available under our 2017 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	November 30, 2017	December 31, 2017
(in millions)
Revolving Credit Facility (1)	$679.3	$773.5
CBI Facility	$3.2	$31.2
Crown Facility	$31.1	$55.1

(1)	Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2017 Credit Agreement and outstanding borrowings under our commercial paper program.

The financial institutions participating in our 2017 Credit Agreement and our accounts receivable securitization facilities have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of November 30, 2017, we also have additional credit arrangements totaling $474.5 million, with $252.2 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations, as well as our glass production plant joint venture.

We and our subsidiaries are subject to covenants that are contained in the 2017 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in the 2017 Credit Agreement. As of November 30, 2017, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of November 30, 2017, we were in compliance with all of our covenants under both our senior credit facility and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 11 of our consolidated financial statements included in our 2017 Annual Report and Note 10 of the Financial Statements included herein.

Common Stock Dividends

On January 4, 2018, our Board of Directors declared a quarterly cash dividend of $0.52 per share of Class A Common Stock, $0.47 per share of Class B Convertible Common Stock and $0.47 per share of Class 1 Common Stock payable on February 23, 2018, to stockholders of record of each class on February 9, 2018.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of our 2017 Annual Report.

Share Repurchase Programs

Our Board of Directors have authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2017 Authorization and the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. Shares repurchased under the 2017 Authorization have become treasury shares. No shares have been repurchased under the 2018 Authorization.

As of November 30, 2017, total shares repurchased under the 2017 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2017 Authorization	$1,000.0	$692.3	4,130,031

Share repurchases under the 2017 Authorization and 2018 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares will become treasury shares.

For additional information, refer to Note 14 of our consolidated financial statements included in our 2017 Annual Report and Note 12 of the Financial Statements included herein.

Accounting Guidance

Refer to Note 2 of the Financial Statements for information on recently adopted accounting guidance and accounting guidance not yet adopted.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future operations, future financial position, expected effective tax rates and anticipated tax liabilities, prospects, plans and objectives of management, including the duration of reinvestment of earnings of certain foreign subsidiaries, (ii)  information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes and other governmental rules and regulations, (iii) information concerning the future expected demand for our products, (iv)  timing and source of funds for operating activities, (v)  the manner, timing and duration of the share repurchase program and source of funds for share repurchases, (vi)  the amount and timing of future dividends, and (vii)  the volatility of the fair value of the Canopy Investment and the Canopy Warrants and (II)  the statements regarding our beer operations expansion, construction and optimization activities, including anticipated costs and timeframes for completion, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (ii)  the amount, manner and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the beer operations expansion, construction and optimization activities, and other factors as determined by management from time to time, (iii)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (iv)  the fair value of the Canopy Investment and Canopy Warrants may vary due to market and economic conditions in which Canopy Growth Corporation operates, and (v)  the timeframe and actual costs associated with the beer operations expansion, construction and optimization activities may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required permits and regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2017 Annual Report.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or investments outside the U.S. As of November 30, 2017, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, euro and New Zealand dollar. Approximately 89% of our balance sheet exposures and forecasted transactional exposures for the remaining three months of fiscal 2018 were hedged as of November 30, 2017.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2017, exposures to commodity price risk which we are currently hedging primarily include aluminum, heating oil, corn, natural gas and wheat prices. Approximately 79% of our forecasted transactional exposures for the remaining three months of fiscal 2018 were hedged as of November 30, 2017.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
(in millions)
Foreign currency contracts	$1,871.5	$2,502.8	$3.2	$(87.7)	$(108.7)	$30.2
Commodity derivative contracts	$164.3	$168.7	$2.8	$(11.0)	$(14.8)	$13.5

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of November 30, 2016, we had outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on $250.0 million of our floating LIBOR rate debt. We had no cash flow designated interest rate swap agreements outstanding as of November 30, 2017.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
(in millions)
Fixed interest rate debt	$7,490.8	$4,101.1	$(7,720.7)	$(4,320.2)	$(406.8)	$(187.1)
Variable interest rate debt	$1,923.8	$4,580.3	$(1,902.8)	$(4,416.8)	$(41.8)	$(133.7)
Interest rate swap contracts	$—	$250.0	$—	$3.2	$—	$8.1

For additional discussion on our market risk, refer to Notes 5 and 6 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
September 1 – 30, 2017	—	$—	—	$532,638,584
October 1 – 31, 2017 (2)
Open market transactions	120,053	$207.76	120,053
ASR transaction	760,276	(2)	760,276
October 1 – 31, 2017 (2)	880,329	(2)	880,329	$307,696,518
November 1 – 30, 2017 (2)	170,026	(2)	170,026	$307,696,518
Total	1,050,355	$214.16	1,050,355

(1)
In November 2016, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2017 Authorization. The Board of Directors did not specify a date upon which the 2017 Authorization would expire.

(2)
In October 2017, we entered into an accelerated share repurchase agreement (“ASR”) to purchase up to $200.0 million of our Class A Common Stock. In exchange for our payment of $200.0 million at the beginning of the ASR purchase period, the financial institution party to the ASR committed to deliver shares to us during the ASR purchase period pursuant to the terms of the ASR. 760,276 shares were delivered in October 2017 at the beginning of the ASR purchase period and 170,026 shares were delivered in November 2017 at the end of the ASR purchase period. In total, 930,302 shares were delivered under this ASR at an average purchase price paid of $214.98 per share.

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

4.9
Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 4, 2015, filed December 8, 2015 and incorporated herein by reference).

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

4.15
Supplemental Indenture No. 15 with respect to 2.000% Senior Notes due 2019, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 7, 2017, filed November 7, 2017 and incorporated herein by reference).

4.16
Supplemental Indenture No. 16 with respect to 2.250% Senior Notes due 2020, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 7, 2017, filed November 7, 2017 and incorporated herein by reference).

4.17
Supplemental Indenture No. 17 with respect to 2.650% Senior Notes due 2022, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 7, 2017, filed November 7, 2017 and incorporated herein by reference).

4.18
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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2017 and February 28, 2017, (ii) Consolidated Statements of Comprehensive Income for the nine months and three months ended November 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.

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

CONSTELLATION BRANDS, INC.

Date:	January 5, 2018	By:	/s/ Lisa M. Schnorr
Lisa M. Schnorr, Senior Vice President and Controller

Date:	January 5, 2018	By:	/s/ David Klein
David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)