Form 10-K
period 2018-02-28
CONSTELLATION BRANDS, INC.
filed 2018-04-23
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $32,990,201,563.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 17, 2018, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	168,057,947
Class B Common Stock, par value $.01 per share	23,326,443
Class 1 Common Stock, par value $.01 per share	7,088

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 17, 2018 is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation (I)  the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future operations, future financial position, expected effective tax rates and anticipated tax liabilities and adjustments to recorded provisional income tax amounts, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, including insurance carrier reimbursements or potential changes to international trade agreements, tariffs, taxes and other governmental rules and regulations, (iii)  information concerning the future expected balance of supply and demand for our products, (iv)  timing and source of funds for operating activities, (v) the manner, timing and duration of the share repurchase program and source of funds for share repurchases, (vi) the amount and timing of future dividends, and (vii)  the volatility of the fair value of the Canopy Investment and the Canopy Warrants, (II)  the statements regarding our beer operations expansion activities, including Mexicali Brewery construction, and the expansions of the Nava and Obregon breweries and glass plant, including anticipated costs and timeframes for completion, and (III) the projections regarding the expected gain on the sale of a retained interest are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for our products will vary from current expectations due to, among other reasons, actual raw material supply, actual shipments to distributors and actual consumer demand, (ii)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (iii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the beer operations expansion activities, and other factors as determined by management from time to time, (iv)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (v)  the fair value of the Canopy Investment and Canopy Warrants may vary due to market and economic conditions in Canopy Growth Corporation’s locations, (vi)  the sale of a retained interest is subject to certain closing conditions and the receipt of any required regulatory approvals, and (vii)  the timeframe and actual costs associated with the beer operations expansion activities may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required regulatory approvals by the expected dates and on the expected terms and other factors as determined by management. Additional important factors that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. All references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes consistent with the Company’s method of classification. All references to “Fiscal 2018,” “Fiscal 2017” and “Fiscal 2016” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2019” refer to our fiscal year ending February 28, 2019. All references to “$” are to U.S. dollars, all references to “C$” are to Canadian dollars and all references to “A$” are to Australian dollars. Unless otherwise defined herein, refer to the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for the definition of capitalized terms used herein.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2017 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beer Marketers Insights; Beverage Information Group; Growers Network; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); IRI; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

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

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. We have approximately 9,600 employees located primarily in the U.S. and Mexico, with our corporate headquarters located in Victor, New York. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Strategy

Our overall strategy is to create industry-leading growth and shareholder value by building premium brands that people love. We position our portfolio to benefit from industry premiumization trends, which we believe will continue to result in faster growth rates in the high-end of the beer, wine and spirits categories.

Certain key U.S. industry trends include:

•	high-end beer (led by imported, craft and domestic super premium) growing faster than total beer;

•	growth in U.S. per capita consumption of wine and spirits and volume of premium and above wine and spirits growing faster than value-priced wine and spirits; and

•	consolidation of suppliers, wholesalers and retailers.

To capitalize on these trends, become more competitive and grow our business, we have generally employed a strategy focused on a combination of organic growth and acquisitions, with an increasing focus on the higher-growth, higher-margin premium and above categories of the beverage alcohol industry. Key elements of our strategy include:

•	leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio and cross promotional opportunities;

•	strengthening relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;

•	investing in brand building activities;

•	positioning ourselves for success with consumer-led innovation capabilities that identify, meet and stay ahead of evolving consumer trends and market dynamics;

•	realizing operating efficiencies through expanding and enhancing production capabilities and maximizing asset utilization; and

•	developing employees to enhance performance in the marketplace.

In the beer business, we completed the acquisition of the imported beer business in June 2013, which solidified our position in the U.S. beer market over the long-term; diversified our profit base and enhanced our margins, results of operations and operating cash flow; and provided new avenues for growth. Since completing this transformational acquisition, we have made capital investments and acquisitions to increase beer production capacity to secure independence from a supply standpoint and to support the growth of the business. We enhanced our position in the high-end segment of the U.S. beer market with the acquisition of Ballast Point, a highly-awarded craft brewer, which provided us with a premium platform to compete in the growing craft beer category.

In our wine and spirits business, we have acquired higher-growth, higher-margin premium and above wine brands including Meiomi, Prisoner and Charles Smith wine brands, and divested the lower-margin Canadian wine business, as part of our efforts to increase our mix of premium and above brands, improve margins and create operating efficiencies. In addition, we have added high-end brands to our spirits portfolio through the acquisitions of Casa Noble and High West.

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

Acquisitions, Investments and Divestitures

As part of our strategy to improve margins, enhance production capabilities and keep an increased focus on the higher-growth, higher-margin premium and above categories of the beverage alcohol industry, we have completed the following acquisitions, investments and divestitures:

Transaction	Date	Strategic Contribution
Beer Segment
Funky Buddha acquisition	August 2017	Portfolio of high-quality, Florida-based craft beers; strengthened our position in the high-end segment of the U.S. beer market.
Obregon Brewery acquisition	December 2016
Provided immediate functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio; provided flexibility for future innovation initiatives; enabled us to become fully independent from an interim supply agreement with Modelo.

Ballast Point acquisition	December 2015	Provided a premium platform to compete in the growing craft beer category; further strengthened our position in the high-end segment of the U.S. beer market.
Glass production plant acquisition through joint venture with Owens-Illinois	December 2014	State-of-the-art glass production plant located adjacent to our Nava Brewery in Mexico; solidified our long-term glass sourcing strategy under favorable terms.
Imported beer business acquisition	June 2013
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

Wine and Spirits Segment
Schrader Cellars acquisition	June 2017	Collection of highly-rated, limited-production fine wines; aligned with our portfolio premiumization strategy; strengthened our position in the fine wine category.
Canadian Divestiture	December 2016	Divestiture of the lower-margin Canadian wine business.
Charles Smith acquisition	October 2016	Collection of five fast-growing, high-quality super and ultra-premium Washington State wine brands; strong consumer affinity and demand.
High West acquisition	October 2016	Portfolio of distinctive, award-winning, fast-growing and high-end craft whiskeys and other select spirits.
Prisoner acquisition	April 2016	Portfolio of five fast-growing, higher-margin, super-luxury wine brands; strengthened our position in the super-luxury wine category.

Transaction	Date	Strategic Contribution
Meiomi acquisition	August 2015	Higher-margin, luxury growth brand; further strengthened our position in the U.S. pinot noir category.
Casa Noble acquisition	September 2014
Higher-margin, super-premium tequila business; complemented our Mexican beer portfolio; further strengthened both our on and off-premise presence as tequila and Mexican beer share similar target consumers and drinking occasions.

Corporate Operations and Other Segment
Canopy Growth Corporation investment	November 2017
Investment in Ontario, Canada-based public company; leading provider of medicinal cannabis products; supported our long-term strategy to identify, meet and stay ahead of evolving consumer trends and market dynamics.

For further information about our Fiscal 2018, Fiscal 2017 and Fiscal 2016 transactions, refer to (i)  MD&A and (ii)  Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K (“Notes to the Financial Statements”).

Business Segments

We report our operating results in three segments: (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting. We report net sales in two reportable segments, as follows:

	For the Year Ended February 28, 2018	% of Net Sales	For the Year Ended February 28, 2017	% of Net Sales	For the Year Ended February 29, 2016	% of Net Sales
(in millions)
Beer	$4,658.5	61.4%	$4,229.3	57.7%	$3,622.6	55.3%
Wine and Spirits:
Wine	2,559.5	33.8%	2,739.3	37.4%	2,591.4	39.6%
Spirits	367.0	4.8%	362.9	4.9%	334.4	5.1%
Total Wine and Spirits	2,926.5	38.6%	3,102.2	42.3%	2,925.8	44.7%
Consolidated Net Sales	$7,585.0		$7,331.5		$6,548.4

Beer Segment

We are the leader in the high-end segment of the U.S. beer market. We sell a number of brands in the imported and craft beer categories.

Within the imported beer category, we have the exclusive right to import, market and sell these Mexican beer brands in all 50 states of the U.S.:

•	Corona Extra

•	Corona Light

•	Modelo Especial

•	Modelo Negra

•	Modelo Chelada

•	Pacifico

•	Victoria

In the U.S., we are the leading imported beer company and have six of the 15 top-selling imported beer brands. Corona Extra is the best-selling imported beer and the fifth best-selling beer overall in the U.S.; Corona Light is the leading imported light beer; and Modelo Especial is the second-largest and the fastest-growing major imported beer brand.

Since the acquisition of the imported beer business, we have increased our production capacity in Mexico from 10 million to approximately 31.5 million hectoliters. Our current production capacity provides us the opportunity to further expand our leadership position in the high-end segment of the U.S. beer market by increasing our investment behind on-trend innovation. As part of these efforts, we’re launching Corona Premier, a lower-calorie, lower-carbohydrate offering in the high-end U.S. beer market segment. Additionally, we are continuing efforts focused on increasing sales penetration of products in can, draft and larger package size formats.

Expansion and construction efforts continue under our Mexico Beer Expansion Projects. Since the acquisition of the imported beer business, we have invested approximately $2.9 billion for the Mexico Beer Expansion Projects, with approximately $800 million during Fiscal 2018. To align with our anticipated future growth expectations, we’re targeting an additional 12.5 million hectoliters of production capacity expansion activities to be completed over the next five fiscal years.

Prior to the acquisition of the imported beer business, we and Modelo, indirectly, each had an equal interest in Crown Imports LLC, which had the exclusive right to import, market and sell primarily Modelo’s Mexican beer portfolio in the U.S. as of the date of the acquisition.

Our craft beer products are primarily sold under the Ballast Point brand. Ballast Point is led by its popular Sculpin IPA and has excellent innovation capabilities. The Funky Buddha acquisition allows us to leverage our craft beer platform, capitalizing on the growth of high-quality, regional craft beer brands.

Wine and Spirits Segment

We are the world’s leading premium wine company. We sell a large number of wine brands across all categories – table wine, sparkling wine and dessert wine – and across all price points – popular, premium and luxury categories, primarily within the $5 to $25 price range at U.S. retail – and we have a leading market position in the U.S. Our wine portfolio is supported by grapes purchased from independent growers, primarily in the U.S., New Zealand and Chile, and vineyard holdings in the U.S., New Zealand and Italy.

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

In the U.S., we sell 19 of the 100 top-selling wine brands and are a leading premium wine company. Some of our well-known wine and spirits brands sold in the U.S., which comprised our Fiscal 2018 U.S. Focus Brands (“Focus Brands”), included:

Wine Brands			Spirits Brands
7 Moons	Kung Fu Girl	Robert Mondavi	Casa Noble
Black Box	Mark West	Ruffino	High West
Clos du Bois	Meiomi	Simi	SVEDKA Vodka
Estancia	Mount Veeder	The Dreaming Tree
Franciscan Estate	Nobilo	The Prisoner
Kim Crawford	Ravage	The Velvet Devil

We dedicate a large share of sales and marketing resources to our Focus Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories.

We have been increasing resources in support of on-trend product innovation as we believe this is one of the key drivers of overall beverage alcohol category growth. In wine, we have launched varietal line extensions behind many of our Focus Brands, such as Bourbon Barrel Aged Robert Mondavi Private Selection and Meiomi Rosé, and we have introduced newer brands like Derange, 7 Moons and Cooper & Thief. In spirits, we are leveraging our existing brand equity established with Black Box Wines with the introduction of Black Box Spirits, initially offered in whiskey, tequila and vodka formats.

In addition, as part of our efforts to increase focus on higher-growth, higher-margin premium and above brands, we continue to rationalize lower-growth, lower-margin products mostly within the popular price category.

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

Within the Beer segment, we have an exclusive sub-license to use trademarks related to our Mexican beer brands in the U.S. This sub-license agreement is perpetual. Prior to our acquisition of the imported beer business, Crown Imports had exclusive importation agreements with the suppliers of certain imported beer products and had an exclusive renewable sub-license to use certain trademarks related to the imported beer brands in the U.S.

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

Production

Our current production capacity in Mexico at our Nava and Obregon breweries is approximately 31.5 million hectoliters. Prior to the acquisition of the Obregon Brewery, we entered into a three-year interim supply agreement with Modelo in June 2013, which was initially extended for one additional year through June 2017. However, the purchase of the Obregon Brewery enabled us to become fully independent from this interim supply agreement, which was terminated at the time of this acquisition. In addition, we are constructing the Mexicali Brewery, located near California, which is our largest imported beer market in the U.S. Based on our anticipated future growth expectations, we intend to expand our production capacity in Mexico to approximately 44 million hectoliters over the next five fiscal years.

Our craft beer production requirements are primarily fulfilled by our Miramar and Daleville facilities, located in the greater San Diego, California, and Roanoke, Virginia, areas, respectively. These facilities can be expanded to accommodate future growth. We also operate multiple tap rooms with smaller scale production and innovation capabilities.

In the U.S., we operate 18 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. We also operate three wineries in New Zealand and five wineries in Italy. Grapes are crushed at most of our wineries and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush. Wine inventories are usually at their highest levels in September through November in the U.S. and Italy, and in March through May in New Zealand.

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

Sources and Availability of Production Materials

The principal components in the production of our Mexican and craft beer brands include water; agricultural products, such as yeast and grains; and packaging materials, which include glass, aluminum and cardboard.

For our Mexican beer brands, packaging materials represent the largest cost component of production, with glass bottles representing the largest cost component of our packaging materials. For Fiscal 2018, the package format mix of our Mexican beer volume sold in the U.S. was 70% glass bottles, 27% aluminum cans and 3% in stainless steel kegs.

The Nava and Obregon breweries receive water originating from aquifers. We believe we have adequate access to water to support the breweries’ on-going requirements, as well as future requirements after the completion of planned expansion activities.

As part of our efforts to solidify our beer glass sourcing strategy over the long-term, we formed an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer. The joint venture acquired a state-of-the-art glass production plant that is located adjacent to our Nava Brewery in Mexico, in December 2014. The glass plant currently has four operational glass furnaces and the joint venture intends to increase it to five furnaces by the end of calendar 2019. When fully operational with five furnaces, the glass plant is expected to supply approximately 60% – 65% of our glass requirements for the Nava Brewery. We also have long-term glass supply agreements with other glass producers.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).

Most of our annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S. and Italy, and begins in February and runs through May in New Zealand. We receive grapes from approximately 910 independent growers in the U.S. and approximately 170 independent growers located primarily in New Zealand and Chile. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is largely based on then-current market prices.

As of February 28, 2018, we owned or leased approximately 21,300 acres of land and vineyards, either fully bearing or under development, in the U.S., New Zealand and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of certain of our higher-end wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

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

Employees

As of February 28, 2018, we had approximately 9,600 employees. Approximately 4,800 employees were in the U.S. and approximately 4,800 employees were outside of the U.S., primarily in Mexico. We may employ additional workers during the grape crushing seasons. Approximately 23% of our employees are covered by collective bargaining agreements. There are no collective bargaining agreements expiring within one year. We consider our employee relations generally to be good.

Executive Officers of the Company

Information with respect to our current executive officers is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Richard Sands	67	Chairman of the Board
Robert Sands	59	Chief Executive Officer
William A. Newlands	59	President and Chief Operating Officer
James O. Bourdeau	53	Executive Vice President, General Counsel and Secretary
F. Paul Hetterich	55	Executive Vice President and President, Beer Division
Thomas M. Kane	57	Executive Vice President and Chief Human Resources Officer
David Klein	54	Executive Vice President and Chief Financial Officer
Christopher Stenzel	50	Executive Vice President and President, Wine & Spirits Division

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

Robert Sands has served as Chief Executive Officer of the Company since July 2007 and as a director since January 1990. Mr. Sands also served as President from December 2002 to February 2018, as Chief Operating Officer from December 2002 to July 2007, as Group President from April 2000 through December 2002, as Chief Executive Officer, International from December 1998 through April 2000, as Executive Vice President from October 1993 through April 2000, as General Counsel from June 1986 through May 2000 and as Vice President from June 1990 through October 1993. He is the brother of Richard Sands.

William A. Newlands is President and Chief Operating Officer of the Company. He was appointed President in February 2018 and has served as Chief Operating Officer since January 2017. He served as Executive Vice President of the Company from January 2015 until February 2018. From January 2016 to January 2017 he performed the role of President, Wine & Spirits Division and from January 2015 through January 2016 he performed the role of Chief Growth Officer. Mr. Newlands joined the Company in January 2015. Prior to that he served from October 2011 until August 2014 as Senior Vice President and President, North America of Beam Inc.,

as Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011 and as Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010. Beam Inc., a producer and seller of branded distilled spirits products, merged with a subsidiary of Suntory Holding Limited, a Japanese company, in 2014. Prior to October 2011, Beam Global Spirits & Wine, Inc. was the spirits operating segment of Fortune Brands, Inc., which was a leading consumer products company that made and sold branded consumer products worldwide in the distilled spirits, home and security, and golf markets.

James O. Bourdeau has served as the Company’s Executive Vice President and General Counsel since December 2017 and as the Company’s Secretary since April 2017. Prior to that, Mr. Bourdeau was the Company’s Senior Vice President and General Counsel, Corporate Development, having performed that role from September 2014 until December 2017. Before joining the Company in September 2014, Mr. Bourdeau was an attorney with the law firm of Nixon Peabody LLP from July 2000 through September 2014, and a partner from February 2005 through September 2014. Mr. Bourdeau was associated with another law firm from 1995 to 2000.

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

Christopher Stenzel has been the Company’s Executive Vice President and President, Wine & Spirits Division since January 2017. Prior to that, Mr. Stenzel was Senior Vice President-Finance of the Company’s Beer Division, having performed that role from July 2015 through January 2017, and was the Company’s Senior Vice President, Treasurer and Controller from July 2014 through July 2015. Mr. Stenzel joined the Company with the Company’s acquisition of Beam Wine Estates, Inc. in December 2007, serving as a Senior Vice President-Finance in the Company’s Wine Division until July 2014. Before that, he held various financial positions of increasing responsibility with other beverage alcohol companies.

Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified.

Company Information

Our Internet website is https://www.cbrands.com. Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at https://www.cbrands.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as ourselves, that file electronically with the SEC. The Internet address of the SEC’s site is https://www.sec.gov. Also, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.

We have adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to our chief executive officer, our principal financial officer and our controller, and is available on our Internet site at https://www.cbrands.com/investors. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Securities Exchange Act of 1934, Item 406 of Regulation S-K.

We also have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics is available on our Internet website, together with our Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing at https://www.cbrands.com/story/policies. Our Board of Directors Corporate Governance Guidelines and the Charters of the Board’s Audit Committee, Human Resources Committee (which serves as the Board’s compensation committee) and Corporate Governance Committee (which serves as the Board’s nominating committee) are accessible on our Internet website at https://www.cbrands.com/investors. Amendments to, and waivers granted to our directors and executive officers under our codes of ethics, if any, will be posted in this area of our website. Copies of these materials are available in print to any shareholder who requests them. Shareholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564, or by telephoning our Investor Center at 1-888-922-2150.

The information regarding our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

Item 1A. Risk Factors.

In addition to information discussed elsewhere in this report, you should carefully consider the following factors which could materially affect our business, liquidity, financial condition and/or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, liquidity, financial condition and/or results of operations in future periods.

Operational Risks

International operations, worldwide and domestic economic trends and financial market conditions, geopolitical uncertainty, or changes to international trade agreements and tariffs, import and excise duties, other taxes, or other governmental rules and regulations

Our products are produced and sold in numerous countries, we have employees in various countries and we have production facilities currently in the U.S., Mexico, New Zealand, Italy and Canada.

Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, include:

•	changes in local political, economic, social and labor conditions;

•	potential disruption from socio-economic violence, including terrorism and drug-related violence;

•	restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;

•	import and export requirements;

•	currency exchange rate fluctuations;

•
a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights and liability issues; and

•	inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act.

Unfavorable global or regional economic conditions, including economic slowdown, inflation, and the disruption, volatility and tightening of credit and capital markets, as well as unemployment, tax increases, governmental spending cuts or a return of high levels of inflation, could affect consumer spending patterns and purchases of our products. These could also create or exacerbate credit issues, cash flow issues and other financial hardships for us and our suppliers, distributors, retailers and consumers. The inability of suppliers, distributors and retailers to access liquidity could impact our ability to produce and distribute our products.

We are also exposed to risks associated with interest rate fluctuations. We could experience changes in our ability to manage fluctuations in interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks.

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

The U.S. and other countries in which we operate impose import and excise duties, tariffs, and other taxes on beverage alcohol products in varying amounts. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Significant increases in import and excise duties or other taxes on beverage alcohol products could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

In addition, federal, state, provincial, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal, state or local regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our business, liquidity, financial condition or results of operations. Additionally, various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what our products contain or allegations that our products cause adverse health effects. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products.

These international, economic and political uncertainties and regulatory changes could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers and distributors, affect our business, liquidity, financial condition and/or results of operations.

Dependence on limited facilities for production of our Mexican beer brands, and expansion and construction issues

We are dependent on our Nava and Obregon breweries as our sole sources of supply to fulfill our Mexican beer brands product requirements, both now as well as for the near term.

We are currently expanding our Nava and Obregon breweries and constructing our Mexicali Brewery, and our joint venture with Owens-Illinois is expanding its glass plant. While these multi-million-dollar expansion and construction activities are progressing consistent with our plans, there is always the potential risk of completion delays and cost overruns.

Expansion of current production facilities and construction of new production facilities are subject to various regulatory and developmental risks, including but not limited to: (i)  our ability to obtain timely certificate authorizations, necessary approvals and permits from regulatory agencies and on terms that are acceptable to us; (ii)  potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; (iii)  inability to acquire rights-of-way or land or water rights on a timely basis on terms that are acceptable to us; and (iv)  inability to acquire the necessary energy supplies, including electricity, natural gas and diesel fuel. Any of these events could delay the expansion or construction of our production facilities.

We may not be able to satisfy our product supply requirements for the Mexican beer brands in the event of a significant disruption, partial destruction or total destruction of the Nava or Obregon breweries or the glass plant. Also, if the contemplated expansions of the Nava and Obregon breweries and glass plant and construction of the Mexicali Brewery are not completed by their targeted completion dates, we may not be able to produce sufficient quantities of our Mexican beer to satisfy our needs. Under such circumstances, we may be unable to obtain our Mexican beer at a reasonable price from another source, if at all. A significant disruption at our Nava or Obregon breweries, or the glass plant, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more or may take a significant time to start production, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Operational disruptions or catastrophic loss to breweries, wineries, other production facilities or distribution systems

All of our Mexican beer brands product supply is currently produced at our breweries in Nava, Coahuila, Mexico and Obregon, Sonora, Mexico. Many of the workers at these breweries are covered by collective bargaining agreements. In addition, three of our largest wineries in the U.S. produce approximately 60% of our total annual wine and spirits product volume globally. The glass plant currently produces approximately 40% of the total annual glass bottle supply for our Mexican beer brands. Several of our vineyards and production and distribution facilities, including certain California wineries and breweries and our planned Mexicali Brewery, are in areas prone to seismic activity. Additionally, we have various vineyards, wineries and breweries in the state of California which has recently experienced wildfires and landslides.

If any of these or other of our properties and production facilities were to experience a significant operational disruption or catastrophic loss, it could delay or disrupt production, shipments and revenue, and result in potentially significant expenses to repair or replace these properties. Also, our production facilities are asset intensive. As our operations are concentrated in a limited number of production and distribution facilities, we are more likely to experience a significant operational disruption or catastrophic loss in any one location from acts of war or terrorism, fires, floods, earthquakes, hurricanes, labor strike or other labor activities, cyber-attacks and other attempts to penetrate our information technology systems, unavailability of raw or packaging materials, or other natural or man-made events. If a significant operational disruption or catastrophic loss were to occur, we could breach agreements, our reputation could be harmed, and our business, liquidity, financial condition and/or results of operations could be adversely affected due to higher maintenance charges, unexpected capital spending or product supply constraints.

Our insurance policies do not cover certain types of catastrophes. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain property damage and business interruption insurance. If our insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at greater risk that we may experience an adverse impact to our business, liquidity, financial condition and/or results of operations. If one or more significant uninsured or under-insured events occur, we could suffer a major financial loss.

Supply of quality water, agricultural and other raw materials, certain raw materials and packaging materials purchased under short-term supply contracts, limited group of suppliers of glass bottles

The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of our breweries, our wineries and our distilleries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields. If water available to our operations or the operations of our suppliers becomes scarcer or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints. In addition, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of our production facilities and vineyards. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, such as barley or hops, which could lead to a shortage of our product supply.

We have substantial wine operations as well as brewery operations in the state of California and substantial brewery operations in the country of Mexico. Although certain areas in California recently experienced flooding, the state had endured an extended period of drought and instituted restrictions on water usage. A recurrence of severe drought conditions in California could have an adverse effect upon those operations, which effect could become more significant depending upon actual future drought conditions. Our Nava Brewery and glass plant receive water originating from a mountain aquifer. Our Obregon Brewery receives its allocation of water originating from an aquifer and we expect our Mexicali Brewery will receive an allocation of water originating from an aquifer. Although we anticipate our operations will have adequate sources of water to support their on-going requirements, there is no guarantee that the sources of water, methods of water delivery, or water requirements will not change materially in the future.

Our breweries, the glass plant, our wineries and our distilleries use a large volume of agricultural and other raw materials to produce their products. These include corn starch and sugars, malt, hops, fruits, yeast and water for our breweries; soda ash and silica sand for the glass plant; grapes and water for our wineries; and grain and water for our distilleries. Our breweries, wineries and distilleries all use large amounts of various packaging materials, including glass, aluminum, cardboard and other paper products. Our production facilities also use electricity, natural gas and diesel fuel in their operations. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply and price of raw materials, packaging materials and energy can be affected by many factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices), droughts and other weather conditions or natural or man-made events, economic factors affecting growth decisions, inflation, plant diseases and theft.

Our breweries, wineries and distilleries are also dependent upon an adequate supply of glass bottles. Glass bottle costs are one of our largest components of cost of product sold. We currently have a small number of suppliers of glass bottles for our Mexican beer brands. In the U.S., glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our U.S. wine and spirits operations and two producers supply our glass bottles for our craft beer.

To the extent any of the foregoing factors increases the costs of our finished products or lead to a shortage of our product supply, we could experience a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Reliance on wholesale distributors, major retailers and government agencies

Local market structures and distribution channels vary worldwide. Within our primary market in the U.S., we offer a range of beverage alcohol products across the beer, wine and spirits categories, with separate distribution networks utilized for our beer portfolio and our wine and spirits portfolio. In the U.S., we sell our products principally to wholesalers for resale to retail outlets and directly to government agencies, and we have entered into exclusive arrangements with certain wholesalers that generate a large portion of our U.S. wine and spirits net sales. Wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space, promotional support and consumer purchases, and wholesalers or retailers may give higher priority to products of our competitors. The replacement or poor performance of our major wholesalers, retailers or government agencies could result in temporary or longer-term sales disruptions or could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Reliance upon complex information systems and third party global networks, cyber-attacks, and design or implementation of our new global enterprise resource planning system (ERP)

We depend on information technology to enable us to operate efficiently and interface with customers and suppliers, as well as maintain financial accuracy and efficiency and effect accurate and timely governmental reporting. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, the loss of or damage to intellectual property through security breach, or penalties associated with the failure to timely file governmental reports. We recognize that many groups on a world-wide basis have experienced increases in security breaches, cyber-attacks, and other hacking activities such as denial of service, malware, and ransomware. As with all large information technology systems, our systems could be penetrated by increasingly sophisticated outside parties’ intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, or engaging in the unauthorized use of strategic information about us or our employees, customers or consumers. Such unauthorized access could disrupt our operations and could result in the loss of assets or revenues, litigation, remediation costs, damage to our reputation, or the failure by us to retain or attract customers following such an event.

We have outsourced various functions to third-party service providers and may outsource other functions in the future. We rely on those third-party service providers to provide services on a timely and effective basis. However, we do not ultimately control their performance. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations.

We are in the process of a multi-year implementation of a new ERP system which we intend to replace our existing operating and financial systems. We are designing the ERP system to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. We expect the implementation process will require the investment of significant personnel and financial resources. Companies which implement new ERP systems may experience delays, increased costs and other difficulties. If we are not successful in designing and implementing our ERP system as planned or if it does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected, or our ability to assess those controls adequately could be delayed.

To the extent any of the foregoing factors result in significant disruptions and costs to our operations, or reduce the effectiveness of our internal control over financial reporting, we could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Contamination and degradation of product quality from diseases, pests and weather conditions

Our success depends upon the positive image that consumers have of our brands and of the safety and quality of our products. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of barley, hops, grapes and other agricultural raw materials available, decreasing the supply and quality of our products. We cannot guarantee that our grape suppliers or our suppliers of other agricultural raw materials will succeed in preventing contamination in existing vineyards or fields or that we will succeed in preventing contamination in our existing vineyards or future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. It is also possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements.

Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials or product components obtained from suppliers, may also reduce demand for our products or cause production and delivery disruptions. Contaminants or other defects in raw materials, packaging materials or product components purchased from third parties and used in the production of our beer, wine or spirits products or defects in the fermentation or distillation process could lead to low beverage quality as well as illness among, or injury to, consumers of our products and may result in reduced sales of the affected brand or all our brands.

If any of our products become unsafe or unfit for consumption, are misbranded, or cause injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period, which could further reduce consumer demand and brand equity.

Climate change and environmental regulatory compliance

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events, such as drought or flooding in California or a prolonged cold winter in New York, and climate change may negatively affect agricultural productivity in the regions from which we presently source our various agricultural raw materials. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers. Natural disasters such as floods and earthquakes may also negatively impact the ability of consumers to purchase our products.

We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that we have estimated. We may incur costs associated with environmental compliance arising from events we cannot control, such as unusually severe floods, hurricanes, earthquakes or fires. We cannot assure you that our costs in relation to these matters will not exceed our projections or otherwise have a material adverse effect upon our business, liquidity, financial condition or results of operations.

Strategic Risks

Competition

We are in a highly competitive industry and our sales could be negatively affected by numerous factors including:

•	our inability to maintain or increase prices;

•	new entrants in our market or categories;

•	the decision of wholesalers, retailers or consumers to purchase competitors’ products instead of ours; or

•	a general decline in beverage alcohol consumption due to consumer dietary preference changes or consumers substituting legalized marijuana or other similar products in lieu of beverage alcohol.

Sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and other local agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position or for other reasons. We cannot guarantee that we will be able to increase our prices to pass along to our customers any increased costs we incur.

Potential decline in the consumption of products we sell; dependence on sales of our Mexican beer brands

Our business depends upon consumers’ consumption of our beer, wine and spirits brands, and sales of our Mexican beer brands in the U.S. are a significant portion of our business. Accordingly, a decline in the growth rate, amount or profitability of our sales of the Mexican beer brands in the U.S. could adversely affect our business. Further, consumer preferences and tastes may shift due to, among other reasons, changing taste preferences, demographics or perceived value. Consequently, any material shift in consumer preferences and taste in our major markets away from our premium beer, wine and spirits brands, and our Mexican beer brands in particular, from the categories in which they compete could have a negative impact on our business, liquidity, financial condition and/or results of operations. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies, and changes in leisure, dining and beverage consumption patterns. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	a general decline in economic or geopolitical conditions;

•	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•	a general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from stricter laws relating to driving while under the influence of alcohol;

•	the increased activity of anti-alcohol groups;

•	increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

•
increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax or changes to international trade agreements or tariffs;

•	inflation; and

•	wars, pandemics, weather and natural or man-made disasters.

Acquisition, divestiture, investment, and new product development strategies

From time to time, we acquire businesses, assets or securities of companies that we believe will provide a strategic fit with our business. We integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations and information systems. If the financial performance of our business, as supplemented by the assets and businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations. We may not effectively assimilate the business or product offerings of acquired companies into our business or within the anticipated costs or timeframes, retain key customers and suppliers or key employees of acquired businesses, or successfully implement our business plan for the combined business. In addition, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates and we may fail to realize fully anticipated cost savings, growth opportunities or other potential synergies. We cannot assure you that the fair value of acquired businesses or investments will remain constant.

We may also divest ourselves of businesses, assets or securities of companies that we believe no longer provide a strategic fit with our business. We may provide various indemnifications in connection with the divestiture of businesses or assets.

We have also acquired or retained ownership interests in companies which we do not control, such as our joint venture to operate a glass plant adjacent to our Nava Brewery and investments recently made through our Constellation Ventures function. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us, among other matters, to pay certain costs, to make capital investments, to fulfill alone our joint venture partners’ obligations, or to purchase other parties’ interests.

We have also recently invested in a Canadian company that manufactures and supplies medicinal cannabis. While we will not develop, distribute, manufacture or sell cannabis products in the U.S., or anywhere else in the world, unless it is legally permissible to do so at all governmental levels in the particular jurisdiction, this investment could affect consumer perception of our existing brands and our reputation with various constituencies.

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

We cannot assure you that we will realize the expected benefits of acquisitions, divestitures or investments. We also cannot assure you that our acquisitions, investments or joint ventures will be profitable or that forecasts regarding acquisition, divestiture or investment activities will be accurate. Our failure to adequately manage the risks associated with acquisitions or divestitures, or the failure of an entity in which we have an equity or membership interest, could have a material adverse effect on our business, liquidity, financial condition or results of operations.

Dependence upon trademarks and proprietary rights, failure to protect our intellectual property rights

Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have been granted numerous trademark registrations covering our brands and products and have filed, and expect to continue to file, trademark applications seeking to protect newly-developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. We could also, by omission, fail to timely renew or protect a trademark and our competitors could challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, us.

Financial Risks

Indebtedness

We have incurred indebtedness to finance acquisitions, fund beer operations expansion and construction activities and repurchase shares of our common stock. In the future, we may continue to incur additional indebtedness to finance acquisitions, repurchase shares of our stock and fund other general corporate purposes, including beer operations expansion and construction activities. We cannot assure you that our business will generate sufficient cash flow from operations to meet all our debt service requirements, pay dividends, repurchase shares of our common stock, and fund our general corporate and capital requirements.

Our current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

•	our ability to obtain financing for future working capital needs or acquisitions or other purposes may be limited;

•
our funds available for operations, expansions and construction, dividends or other distributions, or stock repurchases may be reduced because we dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

•	our ability to conduct our business could be limited by restrictive covenants; and

•	our vulnerability to adverse economic conditions may be greater than less leveraged competitors and, thus, our ability to withstand competitive pressures may be limited.

Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments and a downgrade to our credit ratings. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Certain of our debt facilities also contain change of control provisions which, if triggered, may result in an acceleration of our obligation to repay the debt.

If we fail to comply with the obligations contained in our senior credit facility, our existing or future indentures, or other loan agreements, we could be in default under such debt facilities or agreements. In the event of a default, the holders of our debt could elect to declare all amounts outstanding under such instrument to be due and payable. A default could also require the immediate repayment of outstanding obligations under other debt facilities or agreements that contain cross-acceleration or cross-default provisions. If that were to occur, we might not have available funds to satisfy such repayment obligations.

Intangible assets, such as goodwill and trademarks

We have a significant amount of intangible assets such as goodwill and trademarks and may acquire more intangible assets in the future. Intangible assets are subject to a periodic impairment evaluation under applicable accounting standards. The write-down of any of these intangible assets could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Changes to tax laws, fluctuations in our effective tax rate, accounting for tax positions and the resolution of tax disputes, and changes to accounting standards, elections or assertions

The U.S. federal budget and individual state, provincial, local municipal budget deficits, or deficits in other governmental entities, could result in increased taxes on our products, business, customers or consumers. Various proposals to increase taxes on beverage alcohol products have been made at the federal and state levels or at other governmental bodies in recent years. Federal, state, provincial, local or foreign governmental entities may consider increasing taxes upon beverage alcohol products as they explore available alternatives for raising funds.

On December 22, 2017, the TCJ Act was signed into law in the United States. The changes in the TCJ Act are broad and complex and we continue to examine the impact the TCJ Act may have on our business and financial results. We recorded a provisional net income tax benefit in the fourth quarter of fiscal 2018 associated with the enactment of the TCJ Act. This provisional benefit is subject to change, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, and additional guidance and interpretations from the U.S. Treasury Department, the IRS or other standard-setting bodies, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act, and future actions by states within the United States that have not currently adopted the TCJ Act.

In addition, significant judgment is required to determine our effective tax rate and evaluate our tax positions. Our provision for income taxes includes a provision for uncertain tax positions. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and our financial results. When tax matters arise, several years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter could increase our effective tax rate and resolution of a tax issue may require the use of cash in the year of resolution.

Additional U.S. tax changes or in how international corporations are taxed, including changes in how existing tax laws are interpreted or enforced, or changes to accounting standards, elections or assertions could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Other Risks

Damage to our reputation

The success of our brands depends upon the positive image that consumers have of those brands and maintaining a good reputation is critical to selling our branded products. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales and our reputation. Our reputation could also be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments in social media, or our responses relating to:

•	a perceived failure to maintain high ethical, social and environmental standards for all our operations and activities;

•	a perceived failure to address concerns relating to the quality, safety or integrity of our products;

•
allegations that we, or persons associated with us or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, or cyber-security;

•	our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or

•	efforts that are perceived as insufficient to promote the responsible use of alcohol or cannabis.

Failure to comply with federal, state, or local laws and regulations, maintain an effective system of internal controls, provide accurate and timely financial statement information, or protect our information systems against service interruptions, misappropriation of data or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity.

Class action or other litigation relating to abuse of our products, the misuse of our products, product liability, or marketing or sales practices

There has been public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. We could be exposed to lawsuits relating to product liability or marketing or sales practices. Adverse developments in lawsuits concerning these types of matters or a significant decline in the social acceptability of beverage alcohol products that may result from lawsuits could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Control by the Sands Family

Our Class B Common Stock is principally held by members of the Sands family, either directly or through entities controlled by members of the Sands family. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class 1 Common Stock generally do not have voting rights. The stock ownership of the Sands family and entities controlled by members of the Sands family represents a majority of the combined voting power of all classes of our common stock as of April 17, 2018, voting as a single class. Consequently, the Sands family has the power to elect a majority of our directors and approve actions requiring the approval of the stockholders of the Company voting as a single class.

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

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Wine and Spirits segment, we have adequate capacity to meet our needs for the foreseeable future. Within the Beer segment, we have adequate capacity to meet our current needs and we have undertaken activities to increase our production capacity to address our anticipated future needs. As of February 28, 2018, our properties include the following:

	Owned	Leased
Beer Segment
Breweries
U.S.	1	6
Mexico	2
Total breweries	3	6

Glass production plant (1)
Mexico	1

Warehouse, distribution and other production facilities
U.S.		35
Mexico	1	5
Total warehouse, distribution and other production facilities	1	40
Total Beer Segment	5	46

Wine and Spirits Segment
Wineries
U.S.
California	15	1
New York	1
Washington	1
New Zealand	3
Italy		5
Total wineries	20	6

Distilleries
U.S.	1	1
Canada	1
Total distilleries	2	1

Warehouse, distribution and other production facilities
U.S.		6
Canada		1
Italy	1	8
Total warehouse, distribution and other production facilities	1	15
Total Wine and Spirits Segment	23	22

(1)	The glass production plant in Nava, Coahuila, Mexico is owned and operated by an equally-owned joint venture with Owens-Illinois and is located adjacent to our Nava Brewery.

Within our Wine and Spirits segment, as of February 28, 2018, we owned, leased or had interests in approximately 13,700 acres of vineyards in California (U.S.), 6,700 acres of vineyards in New Zealand and 900 acres of vineyards in Italy.

As of February 28, 2018, our principal facilities, all of which are owned, consist of:

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

As previously reported in the Company’s Form 10-K for the fiscal year ended February 28, 2014, the United States District Court for the District of Columbia (“District Court”) signed the Stipulation and Order filed by the Antitrust Division of the United States Department of Justice (“DOJ”), permitting the Company and Anheuser-Busch InBev SA/NV to consummate our acquisition of the imported beer business. After expiration of the 60-day public comment period as required under the Antitrust Procedures and Penalties Act, the DOJ moved the District Court for entry of the Final Judgment. The Final Judgment was signed on October 21, 2013, and entered into the District Court’s docket on October 24, 2013, without modification to the terms included in the Proposed Final Judgment. The Company is operating in accordance with the requirements of the Final Judgment.

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

	Fiscal 2018			Fiscal 2017
	High	Low	Dividends	High	Low	Dividends
Class A Common Stock
1st Quarter	$186.06	$155.11	$0.52	$165.81	$137.85	$0.40
2nd Quarter	$200.64	$176.21	$0.52	$168.68	$149.26	$0.40
3rd Quarter	$227.20	$197.32	$0.52	$173.55	$146.90	$0.40
4th Quarter	$229.50	$204.60	$0.52	$162.48	$144.00	$0.40

Class B Common Stock
1st Quarter	$182.10	$156.97	$0.47	$162.68	$140.00	$0.36
2nd Quarter	$199.16	$180.00	$0.47	$171.00	$151.60	$0.36
3rd Quarter	$221.28	$198.11	$0.47	$175.50	$150.91	$0.36
4th Quarter	$229.27	$205.48	$0.47	$161.91	$147.95	$0.36
At April 17, 2018, the number of holders of record of our Class A Common Stock, Class B Common Stock and Class 1 Common Stock were 553, 100 and 4, respectively.

In April 2015, our Board of Directors approved the initiation of a dividend program under which we paid quarterly cash dividends during Fiscal 2018, Fiscal 2017 and Fiscal 2016. Prior to Fiscal 2016, we had not paid any cash dividends on our common stock since our initial public offering in 1973 as we had retained all earnings to finance the development and expansion of our business. On March 28, 2018, we declared an increased regular quarterly cash dividend of $0.74 per share of Class A Common Stock, $0.67 per share of Class B Common Stock and $0.67 per share of Class 1 Common Stock payable on May 24, 2018, to stockholders of record of each class on May 10, 2018.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K. In addition, the terms of our 2017 Credit Agreement may restrict the payment of cash dividends on our common stock under certain circumstances. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2) (3)
December 1 – 31, 2017	—	$—	—	$307,696,518
January 1 – 31, 2018	1,854,109	$219.30	1,854,109	$2,901,088,168
February 1 – 28, 2018	1,832,468	$214.31	1,832,468	$2,508,369,668
Total	3,686,577	$216.82	3,686,577

(1)
In November 2016, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2017 Authorization. The Board of Directors did not specify a date upon which the 2017 Authorization would expire. In January 2018, we utilized the remaining $307.7 million available under the 2017 Authorization to repurchase 1,406,710 shares of Class A Common Stock at an average cost of $218.73 per share, through open market transactions, thereby completing the 2017 Authorization.

(2)
In January 2018, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. The Board of Directors did not specify a date upon which the 2018 Authorization would expire.

(3)	Subsequent to February 28, 2018, we repurchased 93,287 shares of Class A Common Stock pursuant to the 2018 Authorization at an average cost of $227.06 per share through open market transactions.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with MD&A and our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K (the “Financial Statements”).

	For the Years Ended
	February 28, 2018	February 28, 2017 (1)	February 29, 2016	February 28, 2015	February 28, 2014 (2)
(in millions, except per share data)
Sales	$8,326.8	$8,061.6	$7,223.8	$6,672.1	$5,411.0
Excise taxes	(741.8)	(730.1)	(675.4)	(644.1)	(543.3)
Net sales	7,585.0	7,331.5	6,548.4	6,028.0	4,867.7
Cost of product sold	(3,767.8)	(3,802.1)	(3,606.1)	(3,449.4)	(2,876.0)
Gross profit	3,817.2	3,529.4	2,942.3	2,578.6	1,991.7
Selling, general and administrative expenses (3)	(1,532.7)	(1,392.4)	(1,177.2)	(1,078.4)	(1,196.0)
Gain on sale of business	—	262.4	—	—	—
Gain on remeasurement to fair value of equity method investment	—	—	—	—	1,642.0
Operating income	2,284.5	2,399.4	1,765.1	1,500.2	2,437.7
Income from unconsolidated investments (4)	487.2	27.3	51.1	21.5	87.8
Interest expense	(332.0)	(333.3)	(313.9)	(337.7)	(323.2)
Loss on extinguishment of debt (5)	(97.0)	—	(1.1)	(4.4)	—
Income before income taxes	2,342.7	2,093.4	1,501.2	1,179.6	2,202.3
Provision for income taxes (6)	(11.9)	(554.2)	(440.6)	(343.4)	(259.2)
Net income	2,330.8	1,539.2	1,060.6	836.2	1,943.1
Net (income) loss attributable to noncontrolling interests	(11.9)	(4.1)	(5.7)	3.1	—
Net income attributable to CBI	$2,318.9	$1,535.1	$1,054.9	$839.3	$1,943.1

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$12.04	$7.79	$5.42	$4.40	$10.45
Basic – Class B Convertible Common Stock	$10.93	$7.07	$4.92	$4.00	$9.50
Diluted – Class A Common Stock	$11.55	$7.52	$5.18	$4.17	$9.83
Diluted – Class B Convertible Common Stock	$10.66	$6.93	$4.79	$3.83	$9.04

Cash dividends declared per common share:
Class A Common Stock	$2.08	$1.60	$1.24	$—	$—
Class B Convertible Common Stock	$1.88	$1.44	$1.12	$—	$—

Total assets	$20,538.7	$18,602.4	$16,965.0	$15,093.0	$14,302.1

Long-term debt, including current maturities	$9,439.9	$8,631.6	$7,672.9	$7,244.1	$6,963.3

(1)	In December 2016, we completed the Canadian Divestiture and recognized a gain on sale of business (refer to Note 2 of the Notes to the Financial Statements for additional discussion).

(2)
In June 2013, we completed the acquisition of the imported beer business. In connection with this acquisition, our preexisting 50% equity interest in Crown Imports LLC was remeasured to its estimated fair value based upon the estimated fair value of the acquired 50% equity interest, and a gain was recognized.

(3)
Includes impairment of intangible assets of $86.8 million and $46.0 million for the years ended February 28, 2018, and February 28, 2017, respectively (refer to Note 7 of the Notes to the Financial Statements for additional discussion). Includes impairment of goodwill and intangible assets of $300.9 million for the year ended February 28, 2014, representing impairment losses recorded for certain goodwill and trademarks associated with our Wine and Spirits segment.

(4)
Includes an unrealized gain from the changes in fair value of the Canopy Investment and the Canopy Warrants, net of losses from hedging activities to reduce the associated foreign currency risk, of $452.6 million for the year ended February 28, 2018 (refer to Note 7 of the Notes to the Financial Statements for additional discussion).

(5)
Includes a make-whole payment in connection with the early redemption of our April 2012 Senior Notes and the write-off of debt issuance costs in connection with prior-to-maturity repayments of various debt obligations (refer to Note 12 of the Notes to the Financial Statements for additional discussion).

(6)
Includes a provisional net income tax benefit of $363.0 million for the year ended February 28, 2018, associated with the December 2017 enactment of the TCJ Act (refer to Note 13 of the Notes to the Financial Statements for additional discussion).

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

Strategy

Our overall strategy is to create industry-leading growth and shareholder value by building premium brands that people love. We position our portfolio to benefit from industry premiumization trends, which we believe will continue to result in faster growth rates in the high-end of the beer, wine and spirits categories. We focus on developing our expertise in consumer insights and category management as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we seek targeted acquisitions of businesses that are premium, growing, high-margin, consumer-led, have a low integration risk and/or fill a gap in our portfolio. We also strive to identify, meet and stay ahead of evolving consumer trends and market dynamics.

We strive to strengthen our portfolio of premium beer, wine and spirits brands and differentiate ourselves through:

•	leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio and cross promotional opportunities;

•	strengthening relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;

•	investing in brand building activities;

•	positioning ourselves for success with consumer-led innovation capabilities that identify, meet and stay ahead of evolving consumer trends and market dynamics;

•	realizing operating efficiencies through expanding and enhancing production capabilities and maximizing asset utilization; and

•	developing employees to enhance performance in the marketplace.

Our business strategy in the Beer segment focuses on leading the high-end segment of the U.S. beer market and includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands, and continued expansion and construction activities for our Mexico beer operations. In an effort to capitalize on one of the growth segments within the U.S. beer market, we established the high-end craft and specialty beer platform in order to fully leverage our craft beer expertise with that of the capabilities and infrastructure of our broader Beer segment.

In connection with this strategy, we have almost tripled the production capacity of our Nava Brewery since its June 2013 acquisition. In addition, construction of the Mexicali Brewery is underway and we are continuing to invest to increase the output from the Obregon Brewery, which was acquired in December 2016. Expansion and construction efforts continue under our previously-announced Mexico Beer Expansion Projects to align with our anticipated future growth expectations. Refer to “Capital Expenditures” below for additional discussion.

Our business strategy in the Wine and Spirits segment is to build an industry-leading portfolio of premium wine and spirits brands. We are investing to meet the evolving needs of consumers and building brands through consumer insights, sensory expertise, innovation and refreshing existing brands as we continue to focus on the premiumization of our branded wine and spirits portfolio. We dedicate a large share of our sales and marketing resources to our U.S. Focus Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

We remain committed to our long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth, maintain our targeted leverage ratio and pay quarterly cash dividends.

Recent Developments

In April 2018, we entered into an agreement to sell our remaining interest in our previously-owned Australian and European business for approximately A$130 million, or $100 million, subject to closing adjustments. We expect to recognize a gain of approximately $85 million in connection with this transaction for the first quarter of fiscal 2019.

Acquisitions, Divestitures and Investments

Beer Segment

Funky Buddha Acquisition

In August 2017, we acquired Funky Buddha, which primarily included the acquisition of operations, goodwill and trademarks. This acquisition included a portfolio of high-quality, Florida-based craft beers which further strengthened our position in the high-end segment of the U.S. beer market. The results of operations of Funky Buddha are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Obregon Brewery Acquisition

In December 2016, we acquired the Obregon Brewery, which primarily included the acquisition of operations, goodwill, property, plant and equipment and inventories. This acquisition provided us with immediate functioning brewery capacity to support our fast-growing, high-end Mexican beer portfolio and flexibility for future innovation initiatives. It also enabled us to become fully independent from an interim supply agreement with Modelo, which was terminated at the time of this acquisition. The results of operations of the Obregon Brewery are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Ballast Point Acquisition

In December 2015, we acquired Ballast Point for $998.5 million, net of cash acquired. The transaction primarily included the acquisition of operations, goodwill, trademarks and property, plant and equipment. This acquisition provided us with a premium platform that enabled us to compete in the growing craft beer category and further strengthened our position in the high-end segment of the U.S. beer market. The results of operations of Ballast Point are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Wine and Spirits Segment

Schrader Cellars Acquisition

In June 2017, we acquired Schrader Cellars, which primarily included the acquisition of goodwill, inventories, trademarks and certain grape supply contracts. This acquisition included a collection of highly-rated, limited-production fine wines which aligned with our portfolio premiumization strategy and strengthened our position in the fine wine category. The results of operations of Schrader Cellars are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

The following table presents selected financial information included in our historical consolidated financial statements for the prior year comparable periods that are no longer part of our consolidated results after the Canadian Divestiture.

	Fiscal 2017	Fiscal 2016
(in millions)
Net sales	$311.2	$365.1
Gross profit	$131.2	$152.9
Depreciation and amortization	$9.1	$11.1
Operating income	$49.8	$62.5
Income before income taxes	$46.6	$61.9

Cash flow from operating activities	$47.2	$80.0

Additionally, the impact on our historical Wine and Spirits segment results is the same as the impact on the historical consolidated results for the prior year comparable periods for net sales, gross profit, and depreciation and amortization. However, as segment results do not include the impact of Comparable Adjustments, amounts reported for our historical Wine and Spirits segment operating income that are no longer part of the segment’s results after the Canadian Divestiture are $50.1 million and $63.3 million for Fiscal 2017 and Fiscal 2016, respectively.

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

For Fiscal 2018 (as defined below), we recognized an unrealized gain of $464.3 million from the changes in fair value of the Canopy Investment and the Canopy Warrants, which is included in income from unconsolidated investments. We expect the fair value of these investments to continue to be volatile in future periods.

For additional information on these acquisitions, divestitures and investments, refer to Notes 2 and 7 of the Notes to the Financial Statements.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of acquired brand activity in connection with our more significant acquisitions, consisting of Meiomi, Prisoner, High West and Charles Smith (wine and spirits), and the acquisition of Ballast Point (beer), and divested brand activity in connection with the Canadian Divestiture (wine and spirits), as appropriate.

Financial Highlights for Fiscal 2018:

•	Our results of operations benefited from improvements in both the Beer and Wine and Spirits segments.

•
Net sales increased 3% primarily due to an increase in Beer net sales driven predominantly by volume growth within our Mexican beer portfolio, partially offset by a decrease in Wine and Spirits net sales due largely to the Canadian Divestiture.

•
Operating income decreased 5% largely due to an unfavorable change in Comparable Adjustments, partially offset by the net sales volume growth and benefits from lower cost of product sold within our Mexican beer portfolio, and a favorable product mix shift within the Wine and Spirits segment.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI increased 51% and 54%, respectively, driven largely by a net income tax benefit recorded in the fourth quarter of fiscal 2018 associated with the TCJ Act.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
(in millions)
Cost of product sold
Loss on inventory write-down	$(19.1)	$—	$—
Flow through of inventory step-up	(18.7)	(20.1)	(18.4)
Net gain (loss) on undesignated commodity derivative contracts	7.4	16.3	(48.1)
Settlements of undesignated commodity derivative contracts	2.3	23.4	29.5
Amortization of favorable interim supply agreement	—	(2.2)	(31.7)
Total cost of product sold	(28.1)	17.4	(68.7)

	Fiscal 2018	Fiscal 2017	Fiscal 2016
(in millions)
Selling, general and administrative expenses
Impairment of intangible assets	(86.8)	(37.6)	—
Loss on contract termination	(59.0)	—	—
Restructuring and other strategic business development costs	(14.0)	(0.9)	(16.4)
Transaction, integration and other acquisition-related costs	(8.1)	(14.2)	(15.4)
Costs associated with the Canadian Divestiture and related activities	(3.2)	(20.4)	—
Other gains (losses)	10.5	(2.6)	—
Total selling, general and administrative expenses	(160.6)	(75.7)	(31.8)

Gain on sale of business	—	262.4	—
Comparable Adjustments, Operating income (loss)	$(188.7)	$204.1	$(100.5)

Income (loss) from unconsolidated investments	$452.6	$(1.7)	$24.5

Cost of Product Sold

Loss on Inventory Write-Down

We recorded a loss on the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires.

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

Favorable Interim Supply Agreement

In connection with the June 2013 acquisition of the imported beer business, a temporary supply agreement was negotiated under a favorable pricing arrangement for the required volume of beer needed to fulfill expected U.S. demand in excess of the Nava Brewery’s capacity. Amortization of favorable interim supply agreement reflects amounts associated with non-Nava Brewery product purchased from the date of acquisition which has been sold to our U.S. customers during the respective period.

Selling, General and Administrative Expenses

Impairment of Intangible Assets

We recorded trademark impairment losses related to our Beer segment’s craft beer trademark asset (Fiscal 2018) and certain of our Wine and Spirits trademark assets associated with our decision to discontinue certain small-

scale, low-margin U.S. brands (Fiscal 2017). In addition, refer to “Costs Associated with the Canadian Divestiture and Related Activities” below for information about an additional impairment of intangible assets recognized in connection with the Canadian Divestiture.

Loss on Contract Termination

We recorded a loss in connection with the early termination of a beer glass supply contract with Owens-Illinois, a related-party entity with which we have an equally-owned joint venture which owns and operates a glass production plant located adjacent to our Nava Brewery.

Restructuring and Other Strategic Business Development Costs

We recorded costs primarily in connection with the development of a program specifically intended to identify opportunities for further streamlining of processes and improving capabilities, linking strategy with execution, prioritizing resources and enabling an integrated digital platform (Fiscal 2018) and employee termination benefit costs recognized in connection with our plan initiated in May 2015 to streamline and simplify processes, and shift resources and investment to long-term, profitable growth opportunities across the business (Fiscal 2017 and Fiscal 2016).

Costs Associated with the Canadian Divestiture and Related Activities

We recorded costs in connection with the evaluation of the merits of executing an initial public offering for a portion of our Canadian wine business (Fiscal 2017) and net costs incurred in connection with the sale of the Canadian wine business (Fiscal 2018 and Fiscal 2017). In addition, in connection with the Canadian Divestiture, we recorded a trademark impairment loss for trademarks associated with certain U.S. brands within our Wine and Spirits portfolio sold exclusively through the Canadian wine business, for which future sales of these brands were expected to be minimal subsequent to the Canadian Divestiture (Fiscal 2017).

Other Gains (Losses)

Other gains (losses) consist primarily of a gain in connection with the reduction in estimated fair value of a contingent liability associated with a prior period acquisition (Fiscal 2018).

Gain on Sale of Business

We recognized a net gain on sale of the Canadian wine business.

Income (Loss) from Unconsolidated Investments

We recorded an unrealized gain from the changes in fair value of the Canopy Investment and the Canopy Warrants, net of losses from hedging activities to reduce the associated foreign currency risk (Fiscal 2018), and dividend income from a retained interest in a previously divested business (Fiscal 2016).

Fiscal 2018 Compared to Fiscal 2017

Net Sales

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions)
Beer	$4,658.5	$4,229.3	$429.2	10%
Wine and Spirits:
Wine	2,559.5	2,739.3	(179.8)	(7%)
Spirits	367.0	362.9	4.1	1%
Total Wine and Spirits	2,926.5	3,102.2	(175.7)	(6%)
Consolidated net sales	$7,585.0	$7,331.5	$253.5	3%

Beer Segment

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,658.5	$4,229.3	$429.2	10%

Shipment volume	268.0	246.4		8.8%

Depletion volume (1)				9.8%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Beer net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio of $371.4 million, which benefited from continued consumer demand and increased marketing spend, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $74.2 million.

Wine and Spirits Segment

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,926.5	$3,102.2	$(175.7)	(6%)

Shipment volume
Total	59.0	69.2		(14.7%)
Organic	58.6	59.3		(1.2%)

U.S. Domestic	54.7	55.0		(0.5%)
Organic U.S. Domestic	54.4	55.0		(1.1%)

U.S. Domestic Focus Brands	33.6	31.8		5.7%
Organic U.S. Domestic Focus Brands	33.4	31.8		5.0%

Depletion volume (1)
U.S. Domestic				0.9%
U.S. Domestic Focus Brands				6.6%

The decrease in Wine and Spirits net sales is due to the Canadian Divestiture of $311.2 million, partially offset by net sales from acquired brands of $50.4 million and organic net sales growth of $85.1 million. The organic growth is due largely to favorable product mix shift of $129.5 million, partially offset by lower branded wine and spirits volume of $39.9 million driven predominantly by brands within our wine and spirits portfolio other than our Focus Brands.

Gross Profit

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions)
Beer	$2,529.3	$2,151.3	$378.0	18%
Wine and Spirits	1,316.0	1,360.7	(44.7)	(3%)
Comparable Adjustments	(28.1)	17.4	(45.5)	NM
Consolidated gross profit	$3,817.2	$3,529.4	$287.8	8%

NM = Not meaningful

The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $190.2 million and $74.2 million, respectively, and (ii)  lower cost of product sold for our Mexican beer business of $140.5 million. The lower cost of product sold is primarily due to operational and foreign currency transactional benefits within our Mexican beer portfolio of $89.6 million and $30.3 million, respectively.

The decrease in Wine and Spirits is due to the Canadian Divestiture of $131.2 million, partially offset by organic gross profit growth of $60.4 million and gross profit from the acquired brands of $26.1 million. The organic growth is due largely to favorable product mix shift of $93.2 million, partially offset by higher branded wine and spirits cost of product sold of $25.9 million.

Gross profit as a percent of net sales increased to 50.3% for Fiscal 2018 compared with 48.1% for Fiscal 2017 primarily due to (i)  lower cost of product sold for the Beer segment, (ii)  the favorable impact from Beer pricing in select markets and (iii)  the favorable Wine and Spirits product mix shift, which contributed approximately 185 basis points, 50 basis points and 40 basis points of rate growth, respectively; partially offset by an unfavorable change in Comparable Adjustments, which resulted in approximately 60 basis points of rate decline.

Selling, General and Administrative Expenses

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions)
Beer	$691.0	$616.9	$74.1	12%
Wine and Spirits	515.3	559.9	(44.6)	(8%)
Corporate Operations and Other	165.8	139.9	25.9	19%
Comparable Adjustments	160.6	75.7	84.9	NM
Consolidated selling, general and administrative expenses	$1,532.7	$1,392.4	$140.3	10%

The increase in Beer is primarily due to increases in marketing spend of $46.1 million and general and administrative expenses of $27.9 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio. The increase in general and administrative expenses is predominantly driven by higher expenses supporting the growth of the business. The decrease in Wine and Spirits is primarily driven by the Canadian Divestiture of $81.1 million, partially offset by an increase in marketing spend primarily due to planned investment to support our organic growth and acquired businesses of $32.4 million. The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to increases in consulting of $12.8 million and compensation and benefits of $11.0 million, both largely attributable to supporting the growth of the business.

Selling, general and administrative expenses as a percent of net sales increased to 20.2% for Fiscal 2018 as compared with 19.0% for Fiscal 2017. The increase is primarily attributable to the unfavorable change in

Comparable Adjustments and the growth in Corporate Operations and Other general and administrative expenses, which resulted in approximately 135 basis points of rate growth, partially offset by a benefit of approximately 25 basis points from the divestiture of the Canadian wine business, which had a higher rate of selling, general and administrative expenses as a percent of net sales as compared with the rest of the Wine and Spirits business.

Operating Income

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions)
Beer	$1,838.3	$1,534.4	$303.9	20%
Wine and Spirits	800.7	800.8	(0.1)	—%
Corporate Operations and Other	(165.8)	(139.9)	(25.9)	(19%)
Comparable Adjustments	(188.7)	204.1	(392.8)	NM
Consolidated operating income	$2,284.5	$2,399.4	$(114.9)	(5%)

Operating income growth in our Beer segment was driven predominantly by the factors discussed above. Wine and Spirits remained relatively flat as the loss of operating income in connection with the divestiture of the Canadian wine business was offset by the growth factors discussed above.

Income from Unconsolidated Investments

Income from unconsolidated investments increased to $487.2 million for Fiscal 2018 from $27.3 million for Fiscal 2017, an increase of $459.9 million. This increase is driven largely by an unrealized gain from the changes in fair value of the Canopy Investment and the Canopy Warrants, net of losses from hedging activities to reduce the associated foreign currency risk, of $452.6 million.

Interest Expense

Interest expense remained relatively flat for Fiscal 2018 as compared to Fiscal 2017 as a lower average interest rate of approximately 30 basis points was offset by higher average borrowings of approximately $645 million. The lower average interest rate is predominantly due to the issuance of the lower rate December 2016 Senior Notes, May 2017 Senior Notes and November 2017 Senior Notes and the repayment of the higher rate August 2006 senior notes and January 2008 Senior Notes. The higher average borrowings are primarily attributable to the purchases of businesses and treasury stock, net of proceeds from the Canadian Divestiture, during Fiscal 2017.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for Fiscal 2018 consists of a make-whole payment of $73.6 million in connection with the early redemption of our April 2012 Senior Notes and the write-off of debt issuance costs of $23.4 million in connection with the May and November 2017 repayments of outstanding obligations under the European Term A loan facility and the U.S. Term A loan facility under our applicable senior credit facility, the July 2017 amendment and restatement of the 2016 Credit Agreement and the early redemption of our April 2012 Senior Notes.

Provision for Income Taxes

Our effective tax rate for Fiscal 2018 and Fiscal 2017 was 0.5% and 26.5%, respectively. For Fiscal 2018, our effective tax rate was lower than the federal statutory rate of 32.7% primarily due to a net income tax benefit associated with the TCJ Act, lower effective tax rates applicable to our foreign businesses and the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled in connection with our March 1, 2017, adoption of the FASB amended share-based compensation guidance. For Fiscal 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses, including a change in our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries and the tax effects of the Canadian Divestiture.

On December 22, 2017, the TCJ Act was signed into law. The TCJ Act significantly changes U.S. corporate income taxes. For Fiscal 2018, we recorded a provisional net income tax benefit of $363.0 million associated with the enactment of the TCJ Act. This amount is comprised primarily of benefits from (i)  the remeasurement of our deferred tax assets and liabilities to the new, lower federal statutory rate and (ii)  the reversal of deferred tax liabilities previously provided for unremitted earnings of foreign subsidiaries which were not considered to be indefinitely reinvested; partially offset by the recording of the mandatory one-time transition tax on unremitted earnings of our foreign subsidiaries. As we complete our analysis of the TCJ Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, we may adjust the recorded provisional amounts in subsequent reporting periods. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.

Prior to Fiscal 2017, we had historically provided deferred income taxes for the repatriation to the U.S. of earnings from our foreign subsidiaries. During the third quarter of fiscal 2017, in connection with the agreement to divest the Canadian wine business and the ongoing Beer capacity expansion activities in Mexico, including the agreement to acquire the Obregon Brewery, we changed our assertion regarding our ability and intent to indefinitely reinvest unremitted earnings of certain foreign subsidiaries. Approximately $420 million of our Fiscal 2017 earnings and all future earnings for these foreign subsidiaries were expected to be indefinitely reinvested. Therefore, no deferred income taxes had been provided on these applicable unremitted earnings. Although we expect to continue to reinvest these foreign earnings, as the TCJ Act reduces the tax impact of repatriation, beginning in the fourth quarter of fiscal 2018, we have provided deferred income taxes, consisting primarily of foreign withholding and state taxes, on all applicable unremitted earnings of our foreign subsidiaries.

For additional information, refer to Note 13 of the Notes to the Financial Statements.

We expect our effective tax rate for the next fiscal year to be in the range of 18% to 20%. This includes the impact of an estimated benefit related to the recognition of the income tax effect of stock based compensation awards in the income statement when the awards vest or are settled and lower effective tax rates applicable to our foreign businesses.

Net Income Attributable to CBI

Net income attributable to CBI increased to $2,318.9 million for Fiscal 2018 from $1,535.1 million for Fiscal 2017, an increase of $783.8 million, or 51%, driven largely by the factors discussed above, including the net unrealized gain primarily from the changes in fair value of the Canopy Investment and the Canopy Warrants of $452.6 million, the net income tax benefit of $363.0 million resulting from the TCJ Act and the strong operating performance for the Beer segment of $303.9 million.

Fiscal 2017 Compared to Fiscal 2016

Net Sales

	Fiscal 2017	Fiscal 2016	Dollar Change	Percent Change
(in millions)
Beer	$4,229.3	$3,622.6	$606.7	17%
Wine and Spirits:
Wine	2,739.3	2,591.4	147.9	6%
Spirits	362.9	334.4	28.5	9%
Total Wine and Spirits	3,102.2	2,925.8	176.4	6%
Consolidated net sales	$7,331.5	$6,548.4	$783.1	12%

Beer Segment

	Fiscal 2017	Fiscal 2016	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,229.3	$3,622.6	$606.7	17%

Shipment volume
Total	246.4	218.0		13.0%
Organic	242.3	218.0		11.1%

Depletion volume (1)				10.4%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Beer net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio of $404.4 million, which benefited from continued consumer demand and increased marketing spend; (ii)  net sales from the acquired Ballast Point brand of $124.9 million and (iii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $92.2 million.

Wine and Spirits Segment

	Fiscal 2017	Fiscal 2016	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$3,102.2	$2,925.8	$176.4	6%

Shipment volume
Total	69.2	68.2		1.5%
Organic	68.4	66.2		3.3%

U.S. Domestic	55.0	51.9		6.0%
Organic U.S. Domestic	54.2	51.9		4.4%

U.S. Domestic Focus Brands	32.0	28.4		12.7%
Organic U.S. Domestic Focus Brands	31.4	28.4		10.6%

Depletion volume (1)
U.S. Domestic				2.9%
U.S. Domestic Focus Brands				8.9%

The increase in Wine and Spirits net sales is largely driven by net sales from acquired brands, primarily the Meiomi and Prisoner brands, of $124.0 million and organic branded wine and spirits volume growth of $95.9 million, partially offset by a decrease in net sales due to the Canadian Divestiture of $62.6 million.

Gross Profit

	Fiscal 2017	Fiscal 2016	Dollar Change	Percent Change
(in millions)
Beer	$2,151.3	$1,776.0	$375.3	21%
Wine and Spirits	1,360.7	1,235.0	125.7	10%
Comparable Adjustments	17.4	(68.7)	86.1	NM
Consolidated gross profit	$3,529.4	$2,942.3	$587.1	20%

The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $192.9 million and $92.2 million, respectively, (ii)  gross profit from the acquired Ballast Point brand of $53.4 million and (iii)  lower cost of product sold for our Mexican beer business of $41.7 million. The lower cost of product sold is primarily due to foreign currency transactional benefits within our Mexican beer portfolio of $54.6 million and brewery sourcing benefits of $35.3 million, partially offset by higher depreciation expense of $46.9 million.

The increase in Wine and Spirits is primarily due to gross profit from the acquired brands of $69.4 million and growth from the organic wine and spirits business driven primarily by branded wine and spirits volume growth and favorable product mix shift of $48.8 million and $33.1 million, respectively, partially offset by a decrease in gross profit due to the Canadian Divestiture of $27.2 million.

Gross profit as a percent of net sales increased to 48.1% for Fiscal 2017 compared with 44.9% for Fiscal 2016 primarily due to (i)  a favorable change in Comparable Adjustments, (ii)  lower cost of product sold across both segments, (iii)  the favorable impact from Beer pricing in select markets and (iv)  the favorable impact from the acquired higher-margin wine and spirits brands and divestiture of the lower-margin Canadian wine business, which contributed approximately 120 basis points, 75 basis points, 65 basis points and 25 basis points, respectively.

Selling, General and Administrative Expenses

	Fiscal 2017	Fiscal 2016	Dollar Change	Percent Change
(in millions)
Beer	$616.9	$511.9	$105.0	21%
Wine and Spirits	559.9	508.0	51.9	10%
Corporate Operations and Other	139.9	125.5	14.4	11%
Comparable Adjustments	75.7	31.8	43.9	138%
Consolidated selling, general and administrative expenses	$1,392.4	$1,177.2	$215.2	18%

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

Operating Income

	Fiscal 2017	Fiscal 2016	Dollar Change	Percent Change
(in millions)
Beer	$1,534.4	$1,264.1	$270.3	21%
Wine and Spirits	800.8	727.0	73.8	10%
Corporate Operations and Other	(139.9)	(125.5)	(14.4)	(11%)
Comparable Adjustments	204.1	(100.5)	304.6	NM
Consolidated operating income	$2,399.4	$1,765.1	$634.3	36%

The increase in Beer is primarily attributable to the growth in the Mexican beer business of $238.9 million driven largely by the factors discussed above. The increase in Wine and Spirits is due to operating income from the acquired brands of $63.0 million and growth from the organic wine and spirits business driven primarily by the factors discussed above.

Income from Unconsolidated Investments

Income from unconsolidated investments decreased to $27.3 million for Fiscal 2017 from $51.1 million for Fiscal 2016, a decrease of $23.8 million. This decrease is primarily attributable to an unfavorable change in Comparable Adjustments for Fiscal 2017.

Interest Expense

Interest expense increased to $333.3 million for Fiscal 2017 from $313.9 million for Fiscal 2016, an increase of $19.4 million, or 6%. This increase was primarily due to higher average borrowings of $1.0 billion and lower average interest rates of 25 basis points, both driven largely by the $1.1 billion in new term loan facilities under our senior credit facility for Fiscal 2017 and issuance of the December 2015 Senior Notes and December 2016 Senior Notes, partially offset by the repayment of the August 2006 senior notes.

Provision for Income Taxes

Our effective tax rate for Fiscal 2017 and Fiscal 2016 was 26.5% and 29.3%, respectively. For Fiscal 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to lower effective tax rates applicable to our foreign businesses, including the change in our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries and the tax effects of the Canadian Divestiture. For Fiscal 2016, our effective tax rate was lower than the federal statutory rate primarily due to a decrease in uncertain tax positions and lower effective tax rates applicable to our foreign businesses.

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

Cash Flows

	Fiscal 2018	Fiscal 2017	Fiscal 2016
(in millions)
Net cash provided by (used in):
Operating activities	$1,931.4	$1,696.0	$1,413.7
Investing activities	(1,423.1)	(1,461.8)	(2,207.4)
Financing activities	(601.2)	(134.8)	776.0
Effect of exchange rate changes on cash and cash equivalents	5.8	(5.1)	(9.3)
Net increase (decrease) in cash and cash equivalents	$(87.1)	$94.3	$(27.0)

Operating Activities

Fiscal 2018 Compared to Fiscal 2017

Net cash provided by operating activities increased $235.4 million for Fiscal 2018 primarily due to strong cash flow from the Beer segment driven largely by the segment’s strong operating results, partially offset by (i)  the timing of collections for recoverable value-added taxes and (ii)  an increase in cash outflow from accounts payable primarily attributable to the timing of payments. Net cash provided by operating activities also benefited from our March 1, 2017, adoption of the FASB amended share-based compensation guidance, which resulted in the classification of excess tax benefits (resulting from an increase in the fair value of an award from grant date to the vesting or settlement date) as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented prior to March 1, 2017. Refer to Note 2 of the Notes to the Financial Statements for additional information.

Fiscal 2017 Compared to Fiscal 2016

Net cash provided by operating activities increased $282.3 million for Fiscal 2017 driven largely by strong cash flow from the Beer and Wine and Spirits segments. The increase in Beer was primarily due to the strong volume growth and the favorable pricing in the Mexican beer portfolio, partially offset by (i)  the timing of collections for recoverable value-added taxes and (ii)  an increase in beer inventory levels to support the continuing growth within the Mexican beer portfolio. The increase in Wine and Spirits resulted primarily from (i)  cash collections from strong net sales in the fourth quarter of fiscal 2016, (ii)  a benefit from accounts payable due largely to timing of payments and (iii)  a benefit from the timing of receipt of distributor payments for Fiscal 2017; partially offset by an increase in wine and spirits inventory levels due predominantly to a larger calendar year grape harvest for Fiscal 2017 compared with Fiscal 2016.

Investing Activities

Fiscal 2018 Compared to Fiscal 2017

Net cash used in investing activities decreased $38.7 million for Fiscal 2018. This decrease resulted primarily from a lower level of Fiscal 2018 net business acquisition and divestiture activity of $380.6 million, partially offset by the investments in Canopy Growth Corporation of $191.3 million and higher capital expenditures of $150.2 million for Fiscal 2018.

Fiscal 2017 Compared to Fiscal 2016

Net cash used in investing activities decreased $745.6 million for Fiscal 2017. This decrease resulted primarily from proceeds from the sale of the Canadian wine business in December 2016 of $575.3 million and a lower level of Fiscal 2017 business acquisition activity of $205.4 million.

Business acquisitions consist primarily of the following:

Fiscal 2018	Fiscal 2017	Fiscal 2016
● Schrader Cellars (June 2017)	● Prisoner (April 2016)	● Meiomi (August 2015)
● Funky Buddha (August 2017)	● High West (October 2016)	● Ballast Point (December 2015)
● Charles Smith (October 2016)
● Obregon Brewery (December 2016)

Financing Activities

Fiscal 2018 Compared to Fiscal 2017

The increase in net cash used in financing activities consists of:

	Fiscal 2018	Fiscal 2017	Dollar Change
(in millions)
Purchases of treasury stock	$(1,038.5)	$(1,122.7)	$84.2
Dividends paid	(400.1)	(315.1)	(85.0)
Net proceeds from debt, current and long-term, and related activities	819.7	1,176.8	(357.1)
Net cash provided by stock-based compensation activities	17.7	126.2	(108.5)
Net cash used in financing activities	$(601.2)	$(134.8)	$(466.4)

The decrease in net proceeds from debt for Fiscal 2018 is due largely to our strong operating cash flow. The reduction in net cash provided by stock-based compensation activities is primarily due to our March 1, 2017, adoption of the FASB amended share-based compensation guidance, which resulted in the classification of excess tax benefits as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented prior to March 1, 2017.

Fiscal 2017 Compared to Fiscal 2016

The increase in net cash used in financing activities consists of:

	Fiscal 2017	Fiscal 2016	Dollar Change
(in millions)
Purchases of treasury stock	$(1,122.7)	$(33.8)	$(1,088.9)
Dividends paid	(315.1)	(241.6)	(73.5)
Net proceeds from debt, current and long-term, and related activities	1,176.8	748.6	428.2
Net cash provided by stock-based compensation activities	126.2	277.8	(151.6)
Other financing activities	—	25.0	(25.0)
Net cash provided by (used in) financing activities	$(134.8)	$776.0	$(910.8)

The increase in net proceeds from debt for Fiscal 2017 is due largely to required funding for Fiscal 2017 business acquisition activity and to finance the significant increase in share repurchases for Fiscal 2017. The reduction in cash provided by stock-based compensation activities is primarily due to decreased Fiscal 2017 employee equity award exercise activity.

Debt

Total debt outstanding as of February 28, 2018, amounted to $10.2 billion, an increase of $948.6 million from February 28, 2017. This increase was largely due to the issuance of the February 2018 Senior Notes (refer to “Senior Notes” below).

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

In November 2017, we issued the November 2017 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,982.5 million were used for the repayment of our outstanding obligations under the European Term A loan facility under our 2017 Credit Agreement.

In February 2018, we issued the February 2018 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,879.9 million were used to redeem prior to maturity our outstanding April 2012 Senior Notes in the aggregate principal amount of $600.0 million and for general corporate purposes, including the repurchase of shares of our Class A Common Stock and the repayment of short-term borrowings.

General

The majority of our outstanding borrowings as of February 28, 2018, consisted of fixed-rate senior unsecured notes with maturities ranging from calendar 2019 to calendar 2048, and a variable-rate senior unsecured term loan facility under our 2017 Credit Agreement with a calendar 2024 maturity.

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

We had the following borrowing capacity available under our 2017 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	February 28, 2018	April 17, 2018
(in millions)
Revolving Credit Facility (1)	$1,140.3	$1,200.3
CBI Facility	$13.1	$139.7
Crown Facility	$—	$32.0

(1)	Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2017 Credit Agreement and outstanding borrowings under our commercial paper program.

The financial institutions participating in our 2017 Credit Agreement and our accounts receivable securitization facilities have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of February 28, 2018, we also have additional credit arrangements totaling $503.5 million, with $277.0 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations, as well as our glass production plant joint venture.

We and our subsidiaries are subject to covenants that are contained in the 2017 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in the 2017 Credit Agreement. As of February 28, 2018, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions, and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of February 28, 2018, we were in compliance with all of our covenants under both our senior credit facility and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of the Notes to the Financial Statements.

Common Stock Dividends

On March 28, 2018, our Board of Directors declared a quarterly cash dividend of $0.74 per share of Class A Common Stock, $0.67 per share of Class B Convertible Common Stock and $0.67 per share of Class 1 Common Stock payable on May 24, 2018, to stockholders of record of each class on May 10, 2018. We expect to return approximately $560 million to stockholders in Fiscal 2019 through cash dividends.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. Shares repurchased under this authorization have become treasury shares.

As of April 23, 2018, total shares repurchased under this authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$512.8	2,373,154

Share repurchases under the 2018 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares will become treasury shares.

For additional information, refer to Note 15 of the Notes to the Financial Statements.

Contractual Obligations and Commitments

The following table sets forth information about our contractual obligations outstanding at February 28, 2018. It brings together data for easy reference from our balance sheet and Notes to the Financial Statements. For a detailed discussion of the items noted in the following table, refer to Notes 11, 12, 13 and 14 of the Notes to the Financial Statements.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Short-term borrowings	$746.8	$746.8	$—	$—	$—
Long-term debt (excluding unamortized debt issuance costs and unamortized discounts)	9,516.8	22.3	1,727.7	2,312.5	5,454.3
Interest payments on long-term debt (1)	2,996.1	323.7	606.9	508.8	1,556.7
Operating leases	559.2	53.6	104.0	85.3	316.3
Other long-term liabilities (2) (3)	462.0	76.9	166.5	46.6	172.0
Purchase obligations (4)	7,701.7	1,686.0	2,615.1	1,616.7	1,783.9
Total contractual obligations	$21,982.6	$2,909.3	$5,220.2	$4,569.9	$9,283.2

(1)
Interest rates on long-term debt obligations range from 2.0% to 4.8% as of February 28, 2018. Interest payments on long-term debt do not include interest related to capital lease obligations or certain foreign credit arrangements, which represent approximately 2.8% of our total long-term debt, as amounts are not material.

(2)
Includes $86.7 million associated with expected payments for unrecognized tax benefit liabilities as of February 28, 2018, $0.3 million of which is expected to be paid in the less than one year period. The payments are reflected in the period in which we believe they will ultimately be settled based on our experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $2.6 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 13 of the Notes to the Financial Statements.

(3)
Includes the recording of a mandatory one-time transition tax liability of $180.0 million on unremitted earnings of our foreign subsidiaries associated with the December 2017 enactment of the TCJ Act. As of February 28, 2018, $14.4 million is in other accrued expenses and liabilities and $165.6 million is in other liabilities. In accordance with the provisions of the TCJ Act, this amount is to be paid over eight years. For a detailed discussion of this item, refer to Note 13 of the Notes to the Financial Statements.

(4)
Consists primarily of $6,622.1 million for contracts to purchase certain raw materials and supplies over the next fourteen fiscal years and $590.3 million for contracts to purchase equipment and services over the next four fiscal years. For a detailed discussion of our purchase obligations, refer to Note 14 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Capital Expenditures

During Fiscal 2018, we incurred $1.058 billion for capital expenditures, including $882.6 million for the Beer segment primarily for (i)  our Nava Brewery and glass production plant expansions, (ii)  our Mexicali Brewery construction and (iii)  our Obregon Brewery optimization and expansion (collectively, the “Mexico Beer Expansion Projects”). Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. We plan to spend from $1.15 billion to $1.25 billion for capital expenditures for Fiscal 2019, including from $975.0 million to $1.075 billion for the Beer segment associated primarily with the Mexico Beer Expansion Projects. The remaining Fiscal 2019 capital expenditures consist of improvements of existing operating facilities and replacements of existing equipment and/or buildings. The Mexico Beer Expansion Projects are expected to be completed over the next five fiscal years.

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

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 1 of the Notes to the Financial Statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business. Our critical accounting estimates include:

•
Goodwill and other intangible assets. We account for goodwill and other intangible assets by classifying intangible assets into three categories: (i)  intangible assets with definite lives subject to amortization, (ii)  intangible assets with indefinite lives not subject to amortization and (iii)  goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment or change in useful life might exist. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount or to proceed directly to performing the two-step impairment test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the reporting unit, including goodwill. The estimate of fair value of the reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, a second step is performed to determine the amount of goodwill impairment we should record. In the second step, an implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill is compared to the carrying value of the goodwill. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of the goodwill. Our reporting units include the Beer segment and the Wine and Spirits segment. In estimating the fair value of the reporting units, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to record an impairment loss for these assets. The recording of any resulting impairment loss could have a material adverse impact on our financial statements.

In the fourth quarter of fiscal 2018, we performed our annual goodwill impairment analysis. No indication of impairment was noted for any of our reporting units, as the estimated fair value of each of our reporting units with goodwill exceeded their carrying value. Based on this analysis, the reporting unit with the lowest amount of estimated fair value in excess of its carrying value was the Wine and Spirits reporting unit with approximately 126% excess fair value. For Fiscal 2017 and Fiscal 2016, as a result of our annual goodwill impairment analyses, we concluded that there were no indications of impairment for any of our reporting units.

The most significant assumptions used in the discounted cash flows calculation to determine the estimated fair value of our reporting units in connection with impairment testing are: (i)  the discount rate, (ii)  the expected long-term growth rate and (iii)  the annual cash flow projections. As of January 1, 2018, if we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in our impairment testing of goodwill, then the changes individually would not have resulted in the carrying value of the respective reporting unit’s net assets, including its goodwill, exceeding its estimated fair value, which would indicate the potential for impairment and the requirement to measure the amount of impairment, if any.

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

In the first quarter of fiscal 2018, the Beer segment’s Ballast Point business recognized a trademark impairment loss of $86.8 million in connection with certain negative trends within its craft beer portfolio. In the fourth quarter of fiscal 2017, the Wine and Spirits’ U.S. business recognized a trademark impairment loss of $37.6 million in connection with our decision to discontinue certain small-scale, low-margin U.S. brands. Additionally, in the fourth quarter of fiscal 2017, the Wine and Spirits’ U.S. business recognized a trademark impairment loss of $8.4 million in connection with certain U.S. brands sold exclusively through the Canadian wine business, for which we expect future sales of these brands to be minimal subsequent to the Canadian Divestiture (refer to Note 7 of the Notes to the Financial Statements for further discussion). No indication of impairment was noted for any of our indefinite lived intangible assets for Fiscal 2016.

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with impairment testing are:  (i)  the estimated royalty rate, (ii)  the discount rate, (iii)  the expected long-term growth rate and (iv)  the annual revenue projections. As of January 1, 2018, if we used a royalty rate that was 50 basis points lower or used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual revenue projections that were 100 basis points lower in our impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any unit of accounting’s carrying value exceeding its estimated fair value.

•
Accounting for promotional activities. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that have been offered previously. If assumptions included in our estimates were to change or market conditions were to change, then material incremental reductions to revenue could be required, which could have a material adverse impact on our financial statements (refer to Note 1 of the Notes to the Financial Statements, “Accounting guidance not yet adopted – Revenue recognition”).

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

On December 22, 2017, the TCJ Act was signed into law. The TCJ Act significantly changes U.S. corporate income taxes. Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJ Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of and for the year ended February 28, 2018, based on currently available information. As we complete our analysis of the TCJ Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, we may adjust the recorded provisional amounts in subsequent reporting periods. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.

Accounting Guidance

Accounting guidance adopted for Fiscal 2018 did not have a material impact on our consolidated financial statements. For further information on accounting guidance not yet adopted, refer to Note 1 in the Notes to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating, acquisition and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices and interest rates. To manage the volatility relating to these risks, we periodically purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap contracts and interest rate swap contracts. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not enter into derivative instruments for trading or speculative purposes.

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or investments outside the U.S. As of February 28, 2018, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 79% of our balance sheet exposures and forecasted transactional exposures for the year ending February 28, 2019, were hedged as of February 28, 2018.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 28, 2018, exposures to commodity price risk which we are currently hedging primarily include aluminum, natural gas and diesel fuel prices. Approximately 58% of our forecasted transactional exposures for the year ending February 28, 2019, were hedged as of February 28, 2018.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
(in millions)
Foreign currency contracts	$1,906.0	$1,371.6	$20.4	$(57.2)	$(107.1)	$88.6
Commodity derivative contracts	$177.5	$153.2	$3.5	$(5.8)	$(15.0)	$13.1

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 28, 2017, we had outstanding cash flow designated interest rate swap contracts which fixed LIBOR interest rates (to minimize interest rate volatility) on $250.0 million of our floating LIBOR rate debt. We had no cash flow designated interest rate swap contracts outstanding as of February 28, 2018.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
(in millions)
Fixed interest rate debt	$8,787.5	$4,693.6	$(8,682.9)	$(4,933.8)	$(524.3)	$(234.8)
Variable interest rate debt	$1,476.1	$4,596.1	$(1,460.7)	$(4,515.6)	$(29.6)	$(124.4)
Interest rate swap contracts	$—	$250.0	$—	$4.4	$—	$7.7

For additional discussion on our market risk, refer to Notes 6 and 7 of the Notes to the Financial Statements.

Item 8. Financial Statements and Supplementary Data.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2018.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Constellation Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated April 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Rochester, New York
April 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 23, 2018 expressed an unqualified opinion on the effectiveness of Constellation Brands, Inc.’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Rochester, New York
April 23, 2018

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	February 28, 2018	February 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$90.3	$177.4
Accounts receivable	776.2	737.0
Inventories	2,084.0	1,955.1
Prepaid expenses and other	523.5	360.5
Total current assets	3,474.0	3,230.0
Property, plant and equipment	4,789.7	3,932.8
Goodwill	8,083.1	7,920.5
Intangible assets	3,304.8	3,377.7
Other assets	887.1	141.4
Total assets	$20,538.7	$18,602.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$746.8	$606.5
Current maturities of long-term debt	22.3	910.9
Accounts payable	592.2	559.8
Other accrued expenses and liabilities	583.4	620.4
Total current liabilities	1,944.7	2,697.6
Long-term debt, less current maturities	9,417.6	7,720.7
Deferred income taxes	718.3	1,133.6
Other liabilities	395.4	165.7
Total liabilities	12,476.0	11,717.6
Commitments and contingencies (Note 14)
CBI stockholders’ equity:
Preferred Stock, $.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 258,718,356 shares and 257,506,184 shares, respectively	2.6	2.6
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,335,387 shares and 28,358,527 shares, respectively	0.3	0.3
Class 1 Common Stock, $.01 par value – Authorized, 25,000,000 shares; Issued, 1,970 shares and 2,080 shares, respectively	—	—
Additional paid-in capital	2,825.3	2,755.8
Retained earnings	9,228.2	7,310.0
Accumulated other comprehensive loss	(202.9)	(399.8)
	11,853.5	9,668.9
Less: Treasury stock –
Class A Common Stock, at cost, 90,743,239 shares and 86,262,971 shares, respectively	(3,805.2)	(2,775.5)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(3,807.4)	(2,777.7)
Total CBI stockholders’ equity	8,046.1	6,891.2
Noncontrolling interests	16.6	(6.4)
Total stockholders’ equity	8,062.7	6,884.8
Total liabilities and stockholders’ equity	$20,538.7	$18,602.4
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data)

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Sales	$8,326.8	$8,061.6	$7,223.8
Excise taxes	(741.8)	(730.1)	(675.4)
Net sales	7,585.0	7,331.5	6,548.4
Cost of product sold	(3,767.8)	(3,802.1)	(3,606.1)
Gross profit	3,817.2	3,529.4	2,942.3
Selling, general and administrative expenses	(1,532.7)	(1,392.4)	(1,177.2)
Gain on sale of business	—	262.4	—
Operating income	2,284.5	2,399.4	1,765.1
Income from unconsolidated investments	487.2	27.3	51.1
Interest expense	(332.0)	(333.3)	(313.9)
Loss on extinguishment of debt	(97.0)	—	(1.1)
Income before income taxes	2,342.7	2,093.4	1,501.2
Provision for income taxes	(11.9)	(554.2)	(440.6)
Net income	2,330.8	1,539.2	1,060.6
Net income attributable to noncontrolling interests	(11.9)	(4.1)	(5.7)
Net income attributable to CBI	$2,318.9	$1,535.1	$1,054.9

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$12.04	$7.79	$5.42
Basic – Class B Convertible Common Stock	$10.93	$7.07	$4.92

Diluted – Class A Common Stock	$11.55	$7.52	$5.18
Diluted – Class B Convertible Common Stock	$10.66	$6.93	$4.79

Weighted average common shares outstanding:
Basic – Class A Common Stock	171.457	175.934	173.383
Basic – Class B Convertible Common Stock	23.336	23.353	23.363

Diluted – Class A Common Stock	200.745	204.099	203.821
Diluted – Class B Convertible Common Stock	23.336	23.353	23.363

Cash dividends declared per common share:
Class A Common Stock	$2.08	$1.60	$1.24
Class B Convertible Common Stock	$1.88	$1.44	$1.12

Comprehensive income:
Net income	$2,330.8	$1,539.2	$1,060.6
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	153.8	22.1	(323.3)
Unrealized gain (loss) on cash flow hedges	55.5	7.8	(17.2)
Unrealized gain (loss) on available-for-sale debt securities	(0.2)	0.5	(0.3)
Pension/postretirement adjustments	(1.1)	11.6	0.1
Other comprehensive income (loss), net of income tax effect	208.0	42.0	(340.7)
Comprehensive income	2,538.8	1,581.2	719.9
Comprehensive (income) loss attributable to noncontrolling interests	(23.0)	6.6	13.4
Comprehensive income attributable to CBI	$2,515.8	$1,587.8	$733.3
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2015	$2.5	$0.3	$2,269.8	$5,277.5	$(130.9)	$(1,648.5)	$110.6	$5,881.3
Comprehensive income:
Net income	—	—	—	1,054.9	—	—	5.7	1,060.6
Other comprehensive loss, net of income tax effect	—	—	—	—	(321.6)	—	(19.1)	(340.7)
Comprehensive income								719.9
Repurchase of shares	—	—	—	—	—	(33.8)	—	(33.8)
Dividends declared	—	—	—	(241.9)	—	—	—	(241.9)
Contributions from noncontrolling interests	—	—	—	—	—	—	35.0	35.0
Shares issued under equity compensation plans	0.1	—	62.3	—	—	12.0	—	74.4
Stock-based compensation	—	—	53.5	—	—	—	—	53.5
Tax benefit on stock-based compensation	—	—	203.4	—	—	—	—	203.4
Balance at February 29, 2016	2.6	0.3	2,589.0	6,090.5	(452.5)	(1,670.3)	132.2	6,691.8
Comprehensive income:
Net income	—	—	—	1,535.1	—	—	4.1	1,539.2
Other comprehensive income (loss), net of income tax effect	—	—	—	—	52.7	—	(10.7)	42.0
Comprehensive income								1,581.2
Repurchase of shares	—	—	—	—	—	(1,122.7)	—	(1,122.7)
Dividends declared	—	—	—	(315.6)	—	—	—	(315.6)
Conversion of noncontrolling equity interests to long-term debt	—	—	—	—	—	—	(132.0)	(132.0)
Shares issued under equity compensation plans	—	—	(20.1)	—	—	15.3	—	(4.8)
Stock-based compensation	—	—	55.5	—	—	—	—	55.5
Tax benefit on stock-based compensation	—	—	131.4	—	—	—	—	131.4
Balance at February 28, 2017	2.6	0.3	2,755.8	7,310.0	(399.8)	(2,777.7)	(6.4)	6,884.8
Comprehensive income:
Net income	—	—	—	2,318.9	—	—	11.9	2,330.8
Other comprehensive income, net of income tax effect	—	—	—	—	196.9	—	11.1	208.0
Comprehensive income								2,538.8
Repurchase of shares	—	—	—	—	—	(1,038.5)	—	(1,038.5)
Dividends declared	—	—	—	(400.7)	—	—	—	(400.7)
Shares issued under equity compensation plans	—	—	8.3	—	—	8.8	—	17.1
Stock-based compensation	—	—	61.2	—	—	—	—	61.2
Balance at February 28, 2018	$2.6	$0.3	$2,825.3	$9,228.2	$(202.9)	$(3,807.4)	$16.6	$8,062.7
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$2,330.8	$1,539.2	$1,060.6

Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on equity securities	(464.3)	—	—
Net income tax benefit related to the Tax Cuts and Jobs Act	(363.0)	—	—
Depreciation	293.8	237.5	180.3
Loss on extinguishment of debt and amortization of debt issuance costs	108.7	12.7	13.1
Deferred tax provision	114.9	128.7	251.0
Impairment and amortization of intangible assets	92.7	56.4	40.7
Stock-based compensation	60.9	56.1	54.0
Loss on contract termination	59.0	—	—
Gain on sale of business	—	(262.4)	—
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(34.1)	(49.4)	(129.8)
Inventories	(123.8)	(151.0)	10.1
Prepaid expenses and other current assets	(111.5)	(71.6)	45.9
Accounts payable	12.8	115.9	24.7
Other accrued expenses and liabilities	(71.6)	122.2	(111.7)
Other	26.1	(38.3)	(25.2)
Total adjustments	(399.4)	156.8	353.1
Net cash provided by operating activities	1,931.4	1,696.0	1,413.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,057.6)	(907.4)	(891.3)
Investment in equity securities	(191.3)	—	—
Purchases of businesses, net of cash acquired	(150.1)	(1,111.0)	(1,316.4)
Proceeds from (payments related to) sale of business	(5.0)	575.3	—
Other investing activities	(19.1)	(18.7)	0.3
Net cash used in investing activities	(1,423.1)	(1,461.8)	(2,207.4)

Cash flows from financing activities:
Principal payments of long-term debt	(7,128.7)	(971.8)	(208.7)
Purchases of treasury stock	(1,038.5)	(1,122.7)	(33.8)
Dividends paid	(400.1)	(315.1)	(241.6)
Payments of debt extinguishment, debt issuance and other financing costs	(122.2)	(14.1)	(13.3)
Payments of minimum tax withholdings on stock-based payment awards	(31.7)	(64.9)	(38.6)
Proceeds from issuance of long-term debt	7,933.4	1,965.6	610.0
Net proceeds from short-term borrowings	137.2	197.1	360.6
Proceeds from shares issued under equity compensation plans	49.4	59.7	113.0
Excess tax benefits from stock-based payment awards	—	131.4	203.4
Proceeds from noncontrolling interests	—	—	25.0
Net cash provided by (used in) financing activities	(601.2)	(134.8)	776.0

Effect of exchange rate changes on cash and cash equivalents	5.8	(5.1)	(9.3)

Net increase (decrease) in cash and cash equivalents	(87.1)	94.3	(27.0)
Cash and cash equivalents, beginning of year	177.4	83.1	110.1
Cash and cash equivalents, end of year	$90.3	$177.4	$83.1

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest, net of interest capitalized	$322.2	$300.4	$310.4
Income taxes, net of refunds received	$238.6	$219.6	$80.2

Noncash investing and financing activities:
Additions to property, plant and equipment	$170.0	$190.3	$158.0
Conversion of noncontrolling equity interest to long-term debt	$—	$132.0	$—
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2018

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

Basis of presentation –
Principles of consolidation:
Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries. In addition, we have an equally-owned joint venture with Owens-Illinois. The joint venture owns and operates a state-of-the-art glass production plant which provides bottles exclusively for our brewery located in Nava, Coahuila, Mexico (the “Nava Brewery”). We have determined that we are the primary beneficiary of this variable interest entity and accordingly, the results of operations of the joint venture are reported in the Beer segment and are included in our consolidated results of operations. All intercompany accounts and transactions are eliminated in consolidation.

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
We record revenue (referred to in our financial statements as “sales”) when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until risk of loss passes to the customer according to the terms of the contract between us and our customer. Risk of loss is usually transferred upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of the transactions. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. Amounts billed to customers for shipping and handling are included in sales. Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons and rebates (see “Accounting guidance not yet adopted – Revenue recognition” below).

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

Selling, general and administrative expenses:
The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are included in cost of product sold. We expense advertising costs as incurred, shown or distributed. Advertising expense for the years ended February 28, 2018, February 28, 2017, and February 29, 2016, was $615.7 million, $552.8 million and $468.3 million, respectively.

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

Changes in fair values (to the extent of hedge effectiveness) of outstanding cash flow hedges are deferred in stockholders’ equity as a component of AOCI. These deferred gains or losses are recognized in our results of operations in the same period in which the hedged items are recognized and on the same financial statement line item as the hedged items. Any ineffectiveness associated with these derivative instruments is recognized immediately in our results of operations. Effective March 1, 2018, we adopted FASB guidance which amends, among other items, the requirement to separately measure and report hedge ineffectiveness for outstanding cash flow hedges. Accordingly, the entire change in the fair value of outstanding cash flow hedges are deferred in stockholders’ equity as a component of AOCI prospectively from the date of adoption.

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

Income taxes:
We use the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities. We provide for taxes that may be payable if undistributed earnings of foreign subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be indefinitely reinvested (see Note 13). Interest and penalties are recognized as a component of provision for income taxes.

Net income per common share attributable to CBI:
We have two classes of common stock with a material number of shares outstanding:  Class A Common Stock and Class B Convertible Common Stock (see Note 15). In addition, we have another class of common stock with an immaterial number of shares outstanding:  Class 1 Common Stock (see Note 15). If we pay a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder.

We use the two-class method for the computation and presentation of net income per common share attributable to CBI (hereafter referred to as “net income per common share”) (see Note 17). The two-class method is an earnings allocation formula that calculates basic and diluted net income per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, Class A Common Stock is assumed to receive a ten percent greater participation in undistributed earnings than Class B Convertible Common Stock, in accordance with the respective minimum dividend rights of each class of stock.

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
Effective March 1, 2017, we adopted the FASB amended guidance for, among other items, the accounting for income taxes related to share-based compensation and the related classification in the statement of cash flows. This guidance requires the recognition of excess tax benefits and deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or settlement date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Through February 28, 2017, these amounts were recognized in additional paid-in capital at the time of vesting or settlement. Additionally, effective March 1, 2017, excess tax benefits are classified as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented. We adopted this guidance on a prospective basis and, accordingly, prior periods have not been adjusted. Adoption of this guidance resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital of $68.6 million for the year ended February 28, 2018.

The adoption of this amended guidance also impacted our calculation of diluted earnings per share under the treasury stock method, as excess tax benefits and deficiencies resulting from share-based compensation are no longer included in the assumed proceeds calculation. This change in the assumed proceeds calculation resulted in a decrease in diluted earnings per share of $0.07 for the year ended February 28, 2018.

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

We adopted this guidance on March 1, 2018, using the retrospective application method to allow for consistent reporting in all comparable periods throughout Fiscal 2019. We have completed changes to our accounting policies, systems and controls to support the new revenue recognition and disclosure requirements. Based on our analysis, the broad definition of variable consideration under this guidance requires us to estimate and record certain variable payments resulting from various sales incentives earlier than we have historically recorded them. This change in the timing of when we recognize sales incentive expenses will shift net sales recognition between our fiscal quarters; however, the adoption of this guidance will not have a material impact on our full year net sales recognition.

Under the retrospective application method, we will recognize the cumulative impact of adopting this guidance in the first quarter of fiscal 2019 with a reduction to our March 1, 2016, opening retained earnings of approximately $50 million, net of income tax effect, with an offsetting increase to current accrued promotion expense and the recognition of a deferred tax asset to align the timing of when we recognize sales incentive expense and when we recognize revenue.

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

Income taxes:
In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance prohibits the recognition in earnings of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party or recovered through use.

We adopted this guidance on March 1, 2018, using the modified retrospective basis, which requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Based on our assessment of intra-entity asset transfers that are in scope and the related deferred income taxes, in the first quarter of fiscal 2019, we will recognize a net increase in our March 1, 2018, opening retained earnings and deferred tax assets of approximately $2.2 billion, primarily in connection with the intra-entity transfer of certain intellectual property related to our imported beer business for the year ended February 28, 2018.

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

Ballast Point:
In December 2015, we acquired all of the issued and outstanding common and preferred stock of Home Brew Mart, Inc. d/b/a/ Ballast Point Brewing & Spirits (“Ballast Point”). The following table summarizes the allocation of the estimated fair value for the significant assets acquired:

(in millions)
Goodwill	$763.2
Trademarks (see Note 7)	222.8
Other	14.0
Total estimated fair value	1,000.0
Less – cash acquired	(1.5)
Purchase price	$998.5

Goodwill associated with the acquisition is primarily attributable to the future growth opportunities associated with the acquisition of a premium platform that enables us to compete in the growing craft beer category and further strengthened our position in the high-end segment of the U.S. beer market. None of the goodwill recognized is expected to be deductible for income tax purposes. The results of operations of Ballast Point are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

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

Other Acquisitions:
During the year ended February 28, 2018, we completed the acquisitions of other businesses, including the Funky Buddha Brewery LLC business, which included a portfolio of high-quality, Florida-based craft beers (“Funky Buddha”), and the Schrader Cellars, LLC business, which included a collection of highly-rated, limited-production fine wines (“Schrader Cellars”). The total combined purchase price for these acquisitions was $149.1 million. The purchase price for each acquisition was primarily allocated to goodwill and trademarks. In addition, the purchase price for Funky Buddha includes an earn-out over five years based on the performance of the brands. The results of operations of these acquired brands are reported in the appropriate segment and have been included in our consolidated results of operations from their respective date of acquisition.

Divestiture –
Canadian Divestiture:
In December 2016, we sold the Wine and Spirits Canadian wine business, which included Canadian wine brands such as Jackson-Triggs and Inniskillin, wineries, vineyards, offices, facilities and Wine Rack retail stores, at a transaction value of C$1.03 billion, or $775.1 million (the “Canadian Divestiture”). We received cash proceeds of $570.3 million, net of outstanding debt and direct costs to sell of $194.9 million and $9.9 million, respectively. The following table summarizes the net gain recognized in connection with this divestiture:

(in millions)
Cash received from buyer	$580.2
Net assets sold	(175.3)
AOCI reclassification adjustments, primarily foreign currency translation	(122.5)
Direct costs to sell	(9.9)
Other	(10.1)
Gain on sale of business	$262.4

Additionally, our Wine and Spirits U.S. business recognized an impairment of $8.4 million for the fourth quarter of fiscal 2017 for trademarks associated with certain U.S. brands sold exclusively through the Canadian wine business for which we expected future sales of these brands to be minimal subsequent to the Canadian Divestiture. We have also recognized $15.2 million of other costs associated with the Canadian Divestiture, with $12.0 million recognized for the year ended February 28, 2017, primarily in connection with the evaluation of the merits of executing an initial public offering for a portion of our then-owned Canadian wine business, and $3.2 million recognized for the first quarter of fiscal 2018 in connection with the sale of the Canadian wine business. These amounts are included in selling, general and administrative expenses. In total, we have recognized $238.8 million of net gains associated with the Canadian Divestiture, with $242.0 million of net gains recognized for the year ended February 28, 2017, and $3.2 million of net losses recognized for the year ended February 28, 2018, as follows:

(in millions)
Gain on sale of business	$262.4
Impairment of trademarks	(8.4)
Other net costs	(15.2)
Net gain associated with the Canadian Divestiture and related activities	$238.8

3.    INVENTORIES:

The components of inventories are as follows:

	February 28, 2018	February 28, 2017
(in millions)
Raw materials and supplies	$160.8	$149.7
In-process inventories	1,382.8	1,260.1
Finished case goods	540.4	545.3
	$2,084.0	$1,955.1

4.    PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	February 28, 2018	February 28, 2017
(in millions)
Value added taxes receivable	$209.9	$78.3
Income taxes receivable	121.0	100.4
Prepaid excise and sales taxes	59.2	57.8
Other	133.4	124.0
	$523.5	$360.5

5.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 28, 2018	February 28, 2017
(in millions)
Land and land improvements	$438.0	$400.4
Vineyards	238.3	232.6
Buildings and improvements	883.0	736.1
Machinery and equipment	3,548.3	3,079.6
Motor vehicles	93.6	124.2
Construction in progress	1,072.5	636.9
	6,273.7	5,209.8
Less – Accumulated depreciation	(1,484.0)	(1,277.0)
	$4,789.7	$3,932.8

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

	February 28, 2018	February 28, 2017
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,465.4	$981.7
Interest rate swap contracts	$—	$250.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$440.6	$389.9
Commodity derivative contracts	$177.5	$153.2

Cash flow hedges –
Our derivative instruments designated in hedge accounting relationships are designated as cash flow hedges. We are exposed to foreign denominated cash flow fluctuations primarily in connection with third party and intercompany sales and purchases. We primarily use foreign currency forward contracts to hedge certain of these risks. In addition, we utilize interest rate swap contracts periodically to manage our exposure to changes in interest rates. Derivatives managing our cash flow exposures generally mature within three years or less, with a maximum maturity of five years.

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

We expect $10.0 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Undesignated hedges –
Certain of our derivative instruments do not qualify for hedge accounting treatment; for others, we choose not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge our exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries, and cash flows related primarily to the repatriation of those loans or investments; and commodity prices, primarily consisting of aluminum, natural gas and diesel fuel prices. We primarily use foreign currency forward and option contracts, generally less than 12 months in duration, and commodity swap contracts, generally less than 36 months in duration, with a maximum maturity of five years, to hedge some of these risks. Our derivative policy permits the use of undesignated derivatives as approved by senior management.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2018, the estimated fair value of derivative instruments in a net liability position due to counterparties was $3.7 million. If we were required to settle the net liability position under these derivative instruments on February 28, 2018, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 28, 2018	February 28, 2017		February 28, 2018	February 28, 2017
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$21.2	$5.2	Other accrued expenses and liabilities	$7.8	$30.4
Other assets	$17.0	$6.0	Other liabilities	$9.9	$37.4
Interest rate swap contracts:
Prepaid expenses and other	$—	$0.3	Other accrued expenses and liabilities	$—	$0.3
Other assets	$—	$4.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.1	$2.0	Other accrued expenses and liabilities	$2.2	$2.6
Commodity derivative contracts:
Prepaid expenses and other	$6.3	$4.3	Other accrued expenses and liabilities	$3.0	$6.9
Other assets	$2.8	$1.5	Other liabilities	$2.6	$4.7

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI (Effective portion)	Location of Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)	Net Gain (Loss) Reclassified from AOCI to Income (Effective portion)
(in millions)
For the Year Ended February 28, 2018
Foreign currency contracts	$58.4	Sales	$(1.4)
		Cost of product sold	1.3
Interest rate swap contracts	(1.5)	Interest expense	2.2
	$56.9		$2.1

For the Year Ended February 28, 2017
Foreign currency contracts	$(25.8)	Sales	$1.1
		Cost of product sold	(28.3)
Interest rate swap contracts	2.8	Interest expense	(4.0)
	$(23.0)		$(31.2)

For the Year Ended February 29, 2016
Foreign currency contracts	$(41.7)	Sales	$2.1
		Cost of product sold	(20.0)
Interest rate swap contracts	(1.6)	Interest expense	(8.1)
	$(43.3)		$(26.0)

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Year Ended February 28, 2018
Commodity derivative contracts	Cost of product sold	$7.5
Foreign currency contracts	Selling, general and administrative expenses	6.0
		$13.5

For the Year Ended February 28, 2017
Commodity derivative contracts	Cost of product sold	$16.3
Foreign currency contracts	Selling, general and administrative expenses	(26.1)
		$(9.8)

For the Year Ended February 29, 2016
Commodity derivative contracts	Cost of product sold	$(48.1)
Foreign currency contracts	Selling, general and administrative expenses	(21.1)
Interest rate swap contracts	Interest expense	(0.1)
		$(69.3)

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

Authoritative guidance establishes a framework for measuring fair value, including a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy includes three levels:

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
Equity securities, Trading (with the intent of holding more than one year): In November 2017, we acquired (i)  a 9.9% investment in Ontario, Canada-based Canopy Growth Corporation, a public company and leading provider of medicinal cannabis products (the “Canopy Investment”), and (ii)  warrants which give us the option to purchase an additional ownership interest in Canopy Growth Corporation (the “Canopy Warrants”) for C$245.0 million, or $191.3 million. The Canopy Warrants expire in May 2020. For the year ended February 28, 2018, we recognized an unrealized gain of $464.3 million from the changes in fair value of the Canopy Investment and the Canopy Warrants, which is included in income from unconsolidated investments. The fair value of the Canopy Investment is calculated by using the closing market price of the underlying equity security (Level 1 fair value measurement). The fair value of the Canopy Warrants is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement). The assumptions used to estimate the fair value of the Canopy Warrants as of February 28, 2018, are as follows:

Expected life (1)	2.2 years
Expected volatility (2)	70.9%
Risk-free interest rate (3)	1.8%
Expected dividend yield (4)	0.0%

(1)	Based on the expiration date of the warrants.

(2)	Based on historical volatility levels of the underlying equity security.

(3)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expected life.

(4)	Based on historical dividend levels.
Debt securities, Available-for-sale (“AFS”): The fair value is estimated by discounting cash flows using market-based inputs (Level 3 fair value measurement) (see “Subsequent event” below).
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
Long-term debt: The term loan under our senior credit facility is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon our debt ratio. The fair value of the term loan is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The fair value of the remaining long-term debt, which is primarily fixed interest rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate fair value as of February 28, 2018, and February 28, 2017, due to the relatively short maturity of these instruments. As of February 28, 2018, the carrying amount of long-term debt, including the current portion, was $9,439.9 million, compared with an estimated fair value of $9,398.4 million. As of February 28, 2017, the carrying amount of long-term debt, including the current portion, was $8,631.6 million, compared with an estimated fair value of $8,845.5 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2018
Assets:
Foreign currency contracts	$—	$40.3	$—	$40.3
Commodity derivative contracts	$—	$9.1	$—	$9.1
Equity securities, Trading	$402.4	$253.2	$—	$655.6
Debt securities, AFS	$—	$—	$16.6	$16.6
Liabilities:
Foreign currency contracts	$—	$19.9	$—	$19.9
Commodity derivative contracts	$—	$5.6	$—	$5.6

February 28, 2017
Assets:
Foreign currency contracts	$—	$13.2	$—	$13.2
Commodity derivative contracts	$—	$5.8	$—	$5.8
Interest rate swap contracts	$—	$4.7	$—	$4.7
Debt securities, AFS	$—	$—	$9.5	$9.5
Liabilities:
Foreign currency contracts	$—	$70.4	$—	$70.4
Commodity derivative contracts	$—	$11.6	$—	$11.6
Interest rate swap contracts	$—	$0.3	$—	$0.3

Nonrecurring basis measurements –
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2018
Trademarks	$—	$—	$136.0	$86.8

For the Year Ended February 28, 2017
Trademarks	$—	$—	$—	$46.0

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

In addition, in connection with the Canadian Divestiture in the fourth quarter of fiscal 2017, trademarks with a carrying value of $8.4 million were written down to their estimated fair value, resulting in an impairment of $8.4 million. These trademarks were associated with certain U.S. brands within our Wine and Spirits’ portfolio sold exclusively through the Canadian wine business, for which we expected future sales of these brands to be minimal subsequent to the Canadian Divestiture.

When performing a quantitative assessment for impairment of a trademark asset, we measure the amount of impairment by calculating the amount by which the carrying value of the trademark asset exceeds its estimated fair value. The estimated fair value is determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trademark asset. The cash flow projections we use to estimate the fair value of our trademarks involve several assumptions, including (i)  projected revenue growth rates, (ii)  estimated royalty rates, (iii)  after-tax royalty savings expected from ownership of the trademarks and (iv)  discount rates used to derive the estimated fair value of the trademarks.

8.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 29, 2016	$4,530.1	$2,608.5	$7,138.6
Purchase accounting allocations (1)	510.8	373.7	884.5
Canadian Divestiture (2)	—	(126.1)	(126.1)
Foreign currency translation adjustments	12.1	11.4	23.5
Balance, February 28, 2017	5,053.0	2,867.5	7,920.5
Purchase accounting allocations (3)	63.9	56.2	120.1
Foreign currency translation adjustments	40.7	1.8	42.5
Balance, February 28, 2018	$5,157.6	$2,925.5	$8,083.1

(1)	Purchase accounting allocations primarily associated with the acquisitions of the Obregon Brewery (Beer), Prisoner, High West and Charles Smith (Wine and Spirits) (see Note 2).

(2)	Includes accumulated impairment losses of C$289.1 million, or $216.8 million (see Note 2).

(3)
Purchase accounting allocations associated primarily with the acquisition of the Obregon Brewery ($13.8 million) and preliminary purchase accounting allocations associated with the acquisitions of Funky Buddha (Beer) and Schrader Cellars (Wine and Spirits) (see Note 2).

9.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	February 28, 2018		February 28, 2017
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.8	$44.2	$89.1	$48.6
Other	20.3	1.4	19.9	1.7
Total	$110.1	45.6	$109.0	50.3

Nonamortizable intangible assets
Trademarks		3,259.2		3,327.4
Total intangible assets		$3,304.8		$3,377.7

We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 28, 2018, and February 28, 2017. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $5.9 million, $10.4 million and $40.7 million for the years ended February 28, 2018, February 28, 2017, and February 29, 2016, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2019	$5.9
2020	$5.7
2021	$5.4
2022	$5.1
2023	$3.2
Thereafter	$20.3

10.    OTHER ASSETS:

The major components of other assets are as follows:

	February 28, 2018	February 28, 2017
(in millions)
Investments in equity securities, Trading	$655.6	$—
Investments in equity method investees	121.5	98.7
Other	110.0	42.7
	$887.1	$141.4

Subsequent event –
Subsequent to February 28, 2018, we entered into an agreement to sell our remaining interest in our previously-owned Australian and European business for approximately A$130 million, or $100 million, subject to closing adjustments. This interest consists of an investment accounted for under the cost method and AFS debt securities, and is included in other long-term assets. We expect to recognize a gain of approximately $85 million in connection with this transaction for the first quarter of fiscal 2019.

11.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2018	February 28, 2017
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$149.0	$148.5
Promotions and advertising	114.1	116.9
Accrued interest	86.7	87.5
Income taxes payable	48.5	60.2
Accrued excise taxes	28.7	44.6
Other	156.4	162.7
	$583.4	$620.4

12.    BORROWINGS:

Borrowings consist of the following:

	February 28, 2018			February 28, 2017
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Senior credit facility, Revolving credit loans	$79.0			$231.0
Commercial paper	266.9			—
Other	400.9			375.5
	$746.8			$606.5

Long-term debt
Senior credit facility, Term loans	$5.0	$492.7	$497.7	$3,787.5
Senior notes	—	8,674.2	8,674.2	4,617.0
Other	17.3	250.7	268.0	227.1
	$22.3	$9,417.6	$9,439.9	$8,631.6

Senior credit facility –
In March 2016, the Company, CIH International S.à r.l., a wholly-owned indirect subsidiary of ours (“CIH”), CIH Holdings S.à r.l., a wholly-owned indirect subsidiary of ours (“CIHH”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “March 2016 Restatement Agreement”) that amended and restated our then existing senior credit facility (as amended and restated by the March 2016 Restatement Agreement, the “March 2016 Credit Agreement”). The principal changes effected by the March 2016 Restatement Agreement were:

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

In October 2016, the Company, CIH, CIHH, CB International Finance S.à r.l., a wholly-owned indirect subsidiary of ours (“CB International” and together with CIH and CIHH, the “2016 European Borrowers”), the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2016 Restatement Agreement”) that amended and restated the March 2016 Credit Agreement (as amended and restated by the 2016 Restatement Agreement, the “2016 Credit Agreement”). The principal changes effected by the 2016 Restatement Agreement were:

•	The creation of a new $400.0 million European Term A-2 loan facility with CIH as the borrower, maturing on March 10, 2021;

•	An adjustment of the Incremental Facilities (as defined below) from a fixed amount to a flexible amount;

•	The addition of CB International as a new borrower under the European revolving commitment; and

•	The entry into an amended and restated cross-guarantee agreement by the 2016 European Borrowers whereby each guarantees the others’ obligations under the 2016 Credit Agreement.

In May 2017, we repaid the outstanding obligations under the U.S. Term A loan facility under the 2016 Credit Agreement primarily with a portion of the proceeds from the May 2017 senior notes and revolver borrowings under the 2016 Credit Agreement.

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

•
The creation of a new $2.0 billion European Term A loan facility into which the then existing European Term A loan facility, European Term A-1 loan facility and European Term A-2 loan facility were combined;

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

In November 2017, we repaid the outstanding obligations under the European Term A loan facility under the 2017 Credit Agreement primarily with proceeds from the November 2017 senior notes. Accordingly, as of February 28, 2018, the 2017 Credit Agreement provides for aggregate credit facilities of $2,000.0 million, consisting of the following:

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

The 2017 Credit Agreement also permits us to elect, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions, to increase the revolving credit commitments or add one or more tranches of additional term loans (the “Incremental Facilities”). The Incremental Facilities may be an unlimited amount so long as our leverage ratio, as defined and computed pursuant to the 2017 Credit Agreement, is no greater than 4.00 to 1.00 subject to certain limitations for the period defined pursuant to the 2017 Credit Agreement.

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

As of February 28, 2018, information with respect to borrowings under the 2017 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A-1 Facility (1)
(in millions)
Outstanding borrowings	$79.0	$497.7
Interest rate	2.9%	3.1%
LIBOR margin	1.25%	1.55%
Outstanding letters of credit	$13.7
Remaining borrowing capacity (2)	$1,140.3

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

(2)
Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2017 Credit Agreement and outstanding borrowings under our commercial paper program of $267.0 million (excluding unamortized discount) (see “Commercial paper program”).

Commercial paper program –
In October 2017, we implemented a commercial paper program which provides for the issuance of up to an aggregate principal amount of $1.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2017 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2017 Credit Agreement. As of February 28, 2018, we had $266.9 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 2.1% and a weighted average remaining term of 10 days.

Senior notes –
Our outstanding senior notes are as follows:

		Date of			Outstanding Balance (1)
	Principal	Issuance	Maturity	Interest Payments	February 28, 2018	February 28, 2017
(in millions)
7.25% Senior Notes (2)	$700.0	Jan 2008	May 2017	May/Nov	$—	$699.9
6.00% Senior Notes (2) (3)	$600.0	Apr 2012	May 2022	May/Nov	—	594.9
3.75% Senior Notes (2) (4)	$500.0	May 2013	May 2021	May/Nov	498.0	497.4
4.25% Senior Notes (2) (4)	$1,050.0	May 2013	May 2023	May/Nov	1,044.4	1,043.4
3.875% Senior Notes (2) (4)	$400.0	Nov 2014	Nov 2019	May/Nov	397.9	396.8
4.75% Senior Notes (2) (4)	$400.0	Nov 2014	Nov 2024	May/Nov	395.9	395.4
4.75% Senior Notes (2) (4)	$400.0	Dec 2015	Dec 2025	Jun/Dec	395.3	394.8
3.70% Senior Notes (2) (5)	$600.0	Dec 2016	Dec 2026	Jun/Dec	594.9	594.4
2.70% Senior Notes (2) (5)	$500.0	May 2017	May 2022	May/Nov	495.9	—
3.50% Senior Notes (2) (5)	$500.0	May 2017	May 2027	May/Nov	495.1	—
4.50% Senior Notes (2) (5)	$500.0	May 2017	May 2047	May/Nov	492.7	—
2.00% Senior Notes (2) (6)	$600.0	Nov 2017	Nov 2019	May/Nov	596.8	—
2.25% Senior Notes (2) (6)	$700.0	Nov 2017	Nov 2020	May/Nov	695.0	—
2.65% Senior Notes (2) (5)	$700.0	Nov 2017	Nov 2022	May/Nov	692.3	—
3.20% Senior Notes (2) (5)	$600.0	Feb 2018	Feb 2023	Feb/Aug	595.0	—
3.60% Senior Notes (2) (5)	$700.0	Feb 2018	Feb 2028	Feb/Aug	693.2	—
4.10% Senior Notes (2) (5)	$600.0	Feb 2018	Feb 2048	Feb/Aug	591.8	—
					$8,674.2	$4,617.0

(1)	Amounts are net of unamortized debt issuance costs and unamortized discounts, where applicable.

(2)
Senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. Guaranteed by certain of our U.S. subsidiaries on a senior unsecured basis.

(3)
Redeemed prior to maturity in February 2018 at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment of $73.6 million. The make-whole payment is included in loss on extinguishment of debt.

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

	Redemption
	Stated Redemption Date	Stated Basis Points
3.70% Senior Notes due December 2026	Sept 2026	25
2.70% Senior Notes due May 2022	Apr 2022	15
3.50% Senior Notes due May 2027	Feb 2027	20
4.50% Senior Notes due May 2047	Nov 2046	25
2.65% Senior Notes due November 2022	Oct 2022	15
3.20% Senior Notes due February 2023	Jan 2023	13
3.60% Senior Notes due February 2028	Nov 2027	15
4.10% Senior Notes due February 2048	Aug 2047	20

(6)
Redeemable, in whole or in part, at our option at any time prior to maturity, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 10 basis points.

Indentures –
Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions, and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

Subsidiary credit facilities –
General:
We have additional credit arrangements totaling $503.5 million and $442.8 million as of February 28, 2018, and February 28, 2017, respectively. As of February 28, 2018, and February 28, 2017, amounts outstanding under these arrangements were $277.0 million and $269.5 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations, as well as our glass production plant joint venture (see “Other long-term debt”). Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Other long-term debt:
During the year ended February 28, 2017, we recorded an immaterial adjustment related to the prior period for the noncash conversion of $132.0 million from noncontrolling equity interests to long-term debt associated with a contractual agreement with our glass production plant joint venture partner, Owens-Illinois. As of February 28, 2018, and February 28, 2017, outstanding borrowings under this contractual agreement were $230.5 million and $183.5 million, respectively. Amounts outstanding under the contractual agreement are included in our consolidated balance sheet in accordance with our consolidation of this VIE. These borrowings have a maturity date of December 2064 with both a fixed and variable interest rate component. The variable interest rate is based upon certain performance measures as defined in the contractual agreement. As of February 28, 2018, the weighted average interest rate for amounts outstanding under the contractual agreement was 4.3%.

Debt payments –
As of February 28, 2018, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $63.6 million and $13.3 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2019	$22.3
2020	1,016.1
2021	711.6
2022	507.5
2023	1,805.0
Thereafter	5,454.3
$9,516.8

Accounts receivable securitization facilities –
We have a 364-day revolving trade accounts receivable securitization facility (the “CBI Facility”), and Crown Imports, a wholly-owned indirect subsidiary of ours, has a 364-day revolving trade accounts receivable securitization facility (the “Crown Facility”), both of which are amended annually, generally under substantially identical provisions in all material respects to the prior facilities.

Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to our wholly-owned bankruptcy remote single purpose subsidiary (the “CBI SPV”), which is consolidated by us for financial reporting purposes. Under the Crown Facility, trade accounts receivable generated by Crown Imports are sold by Crown Imports to its wholly-owned bankruptcy remote single purpose subsidiary (the “Crown SPV”), which is consolidated by us for financial reporting purposes. These receivables have been pledged by the CBI SPV and the Crown SPV to secure borrowings under the CBI Facility and the Crown Facility, respectively, with such receivables serviced by us and Crown, respectively. The receivable balances related to the CBI Facility and the Crown Facility are reported as accounts receivable on our balance sheets, but the receivables are at all times owned by the CBI SPV and the Crown SPV, respectively, and are included on our financial statements as required by generally accepted accounting principles.

Under both facilities, there are two lenders, one holding 60% of the aggregate facility and the other holding 40% of the aggregate facility. Borrowings under the CBI Facility and the Crown Facility are recorded as secured borrowings and bear interest as follows: (i)  60% of the borrowings are charged at that lender’s cost of funds plus a margin of 75 basis points and (ii)  40% of the borrowings are charged at one-month LIBOR plus a margin of 75 basis points. The CBI Facility provides borrowing capacity of $230.0 million up to $330.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas. The Crown Facility provides borrowing capacity of $130.0 million up to $250.0 million structured to account for the seasonality of Crown Imports’ business.

As of February 28, 2018, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$246.9	2.4%	$13.1
Crown Facility	$145.0	2.4%	$—

13.    INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Domestic	$596.2	$788.0	$599.3
Foreign	1,746.5	1,305.4	901.9
	$2,342.7	$2,093.4	$1,501.2

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Current
Federal	$261.2	$270.8	$126.2
State	20.4	28.5	19.9
Foreign	158.4	126.2	43.5
Total current	440.0	425.5	189.6

Deferred
Federal	(486.8)	113.4	232.4
State	0.4	7.5	15.6
Foreign	58.3	7.8	3.0
Total deferred	(428.1)	128.7	251.0
Income tax provision	$11.9	$554.2	$440.6

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was signed into law. The TCJ Act significantly changes U.S. corporate income taxes by, among other items, lowering the federal statutory rate from 35% to 21%, eliminating certain deductions, changing how foreign earnings are subject to U.S. tax and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. In December 2017, the SEC issued guidance related to the income tax accounting implications of the TCJ Act. This guidance provides a measurement period, which extends no longer than one year from the enactment date of the TCJ Act, during which a company may complete its accounting for the income tax implications of the TCJ Act. In accordance with this guidance, we recorded a provisional net income tax benefit of $363.0 million for the year ended February 28, 2018. This amount is comprised primarily of (i)  a benefit of $323.0 million from the remeasurement of our deferred tax assets and liabilities to the new, lower federal statutory rate and (ii)  a benefit of $220.0 million from the reversal of deferred tax liabilities previously provided for unremitted earnings of foreign subsidiaries which were not considered to be indefinitely reinvested; partially offset by the recording of the mandatory one-time transition tax of $180.0 million on unremitted earnings of our foreign subsidiaries. Additionally, we will reflect any adjustments to the recorded provisional amounts in the reporting period in which the adjustments are determined.

The TCJ Act also creates a new requirement that certain income earned by foreign subsidiaries (“GILTI”), must be included in U.S. gross income. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. Our provisional net income tax benefit does not include deferred taxes relating to GILTI as we expect to recognize such differences as a current period tax when incurred.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJ Act, we have made reasonable estimates of the effects and, as previously noted, recorded provisional amounts in our financial statements as of and for the year ended February 28, 2018, based on currently available information.

Specific to the provisional net income tax benefit recorded for the remeasurement of our deferred tax assets and liabilities, although the tax rate reduction is known, we have not collected certain information necessary to fully complete our analysis of the effect of the TCJ Act on the underlying deferred taxes. Specific to the provisional income tax expense for the mandatory one-time transition tax on unremitted earnings of our foreign subsidiaries, further analysis is required for certain foreign taxable earnings and profits and foreign tax credits, as well as an interpretive determination on the classification of certain cash equivalents.

As we complete our analysis of the income tax effects of the TCJ Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) or other standard-setting bodies, we may identify additional income tax effects not reflected as of February 28, 2018, which may result in adjustment to the recorded provisional amounts in subsequent reporting periods as discrete adjustments to our income tax provision. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the income tax effects of the TCJ Act will be completed no later than one year from the enactment date of the TCJ Act.

Prior to the third quarter of fiscal 2017, we had historically provided deferred income taxes for the repatriation to the U.S. of earnings from our foreign subsidiaries. During the third quarter of fiscal 2017, in connection with the agreement to divest the Canadian wine business and the ongoing Beer capacity expansion activities in Mexico, including the agreement to acquire the Obregon Brewery, we changed our assertion regarding our ability and intent to indefinitely reinvest unremitted earnings of certain foreign subsidiaries. Approximately $420 million of our earnings for the year ended February 28, 2017, and all future earnings for these foreign subsidiaries were expected to be indefinitely reinvested. Therefore, no deferred income taxes had been provided on these applicable unremitted earnings. Although we expect to continue to reinvest these foreign earnings, as the TCJ Act reduces the tax impact of repatriation, beginning in the fourth quarter of fiscal 2018, we have provided deferred income taxes, consisting primarily of foreign withholding and state taxes, on all applicable unremitted earnings of our foreign subsidiaries.

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 28, 2018		February 28, 2017		February 29, 2016
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(in millions, except % of pretax income data)
Income tax provision at statutory rate	$766.9	32.7%	$732.7	35.0%	$525.4	35.0%
State and local income taxes, net of federal income tax benefit (1)	17.5	0.7%	23.4	1.1%	23.1	1.5%
Provisional net income tax benefit from TCJ Act	(363.0)	(15.5%)	—	—%	—	—%
Earnings of subsidiaries taxed at other than U.S. statutory rate (2)	(319.1)	(13.6%)	(160.4)	(7.6%)	(101.2)	(6.7%)
Excess tax benefits from stock-based compensation awards (3)	(68.6)	(2.9%)	—	—%	—	—%
Canadian Divestiture	—	—%	(25.5)	(1.2%)	—	—%
Miscellaneous items, net	(21.8)	(0.9%)	(16.0)	(0.8%)	(6.7)	(0.5%)
Income tax provision at effective rate	$11.9	0.5%	$554.2	26.5%	$440.6	29.3%

(1)	Consists of differences resulting from adjustments to the current and deferred state effective tax rates.

(2)
Consists of the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision for incremental U.S. taxes on unremitted earnings of certain foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

(3)
Consists of the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled as a result of our March 1, 2017, adoption of FASB amended share-based compensation guidance.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2018	February 28, 2017
(in millions)
Deferred tax assets
Loss carryforwards	$106.0	$144.0
Stock-based compensation	29.1	43.2
Inventory	18.3	12.5
Other accruals	57.2	32.0
Gross deferred tax assets	210.6	231.7
Valuation allowances	(112.1)	(134.1)
Deferred tax assets, net	98.5	97.6

Deferred tax liabilities
Intangible assets	(499.8)	(720.6)
Property, plant and equipment	(197.8)	(255.0)
Investments in unconsolidated investees	(78.2)	(24.2)
Provision for unremitted earnings	(21.2)	(229.3)
Derivative instruments	(19.8)	(0.9)
Total deferred tax liabilities	(816.8)	(1,230.0)
Deferred tax liabilities, net	$(718.3)	$(1,132.4)

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

As of February 28, 2018, operating loss carryforwards, which are primarily state and foreign, totaling $307.2 million are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $216.7 million will expire in fiscal 2019 through fiscal 2038 and $90.5 million of operating losses in certain jurisdictions may be carried forward indefinitely. Additionally, as of February 28, 2018, federal capital losses totaling $269.5 million are being carried forward and will expire in fiscal 2022.

We have recognized valuation allowances for operating loss carryforwards, capital loss carryforwards and other deferred tax assets when we believe it is more likely than not that these items will not be realized. The decrease in our valuation allowances as of February 28, 2018, primarily relates to the reduction in the federal statutory rate from 35% to 21% under the TCJ Act.

The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Balance as of March 1	$39.5	$30.4	$85.5
Increases as a result of tax positions taken during a prior period	7.5	—	0.1
Decreases as a result of tax positions taken during a prior period	(0.1)	(11.5)	(1.2)
Increases as a result of tax positions taken during the current period	43.8	21.3	3.7
Decreases related to settlements with tax authorities	(0.4)	—	(54.7)
Decreases related to lapse of applicable statute of limitations	(1.0)	(0.7)	(3.0)
Balance as of last day of February	$89.3	$39.5	$30.4

As of February 28, 2018, and February 28, 2017, we had $93.7 million and $42.7 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recorded on our balance sheets. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

As of February 28, 2018, and February 28, 2017, we had $89.3 million and $39.5 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.

We file U.S. Federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Canada, Luxembourg, Mexico, New Zealand and the U.S. Various U.S. Federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2018, we estimate that unrecognized tax benefit liabilities could change by a range of $1 million to $79 million. With few exceptions, we are no longer subject to U.S. Federal, state, local or foreign income tax examinations for fiscal years prior to February 28, 2011.

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

During the fourth quarter of fiscal 2018, we successfully concluded the IRS Appeals process related to certain issues under examination for our fiscal years ended February 28, 2010, and February 28, 2011, with no incremental liability. For other items that were effectively settled for the second quarter of fiscal 2016, we reduced our liability for uncertain tax positions and recorded a tax benefit of $31.9 million. In addition, during the year ended February 29, 2016, various U.S. state and international examinations were finalized. In total, tax benefits of $51.0 million were recorded for the year ended February 29, 2016, related to the resolution of certain tax positions in connection with those examinations and the expiration of statutes of limitation.

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

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for each of the five succeeding fiscal years and thereafter:

(in millions)
2019	$53.6
2020	53.7
2021	50.3
2022	44.0
2023	41.3
Thereafter	316.3
$559.2

Rental expense was $59.1 million, $59.2 million and $56.1 million for the years ended February 28, 2018, February 28, 2017, and February 29, 2016, respectively.

Purchase commitments and contingencies –
We have entered into various long-term contracts in the normal course of business for the purchase of (i)  certain inventory components, (ii)  property, plant and equipment and related contractor and manufacturing services, (iii)  processing and warehousing services and (iv)  certain energy requirements. As of February 28, 2018, the estimated aggregate minimum purchase obligations under these contracts are as follows:

	Type	Length of Commitment	Amount
(in millions)
Raw materials and supplies (1)	Packaging, grapes and other raw materials	through December 2031	$6,622.1
In-process inventories	Bulk wine and spirits	through February 2022	148.6
Capital expenditures (2)	Property, plant and equipment, and contractor and manufacturing services	through February 2022	590.3
Other	Processing and warehousing services, energy contracts	through May 2029	340.7
			$7,701.7

(1)
Certain grape purchasing arrangements include the purchase of grape production yielded from specified blocks of a vineyard. The actual tonnage and price of grapes that we purchase will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the vineyard. Amounts included herein for the estimated aggregate minimum grape purchase obligations consist of estimates for the purchase of the grapes and the implicit leases of the land.

(2)
Consists of purchase commitments entered into primarily in connection with the construction of a brewery located in Mexicali, Baja California, Mexico, and the expansion projects for the Nava Brewery and the adjacent glass production plant.

Additionally, we have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements for the years ended February 28, 2018, February 28, 2017, and February 29, 2016, were $316.6 million, $292.3 million and $162.5 million, respectively.

Indemnification liabilities –
In connection with a prior divestiture as well as with the Canadian Divestiture, we have indemnified respective parties against certain liabilities that may arise, including those related to certain income tax matters, certain contracts with certain investees of one of the divested businesses and a certain facility in the U.K. As of February 28, 2018, and February 28, 2017, the carrying amount of these indemnification liabilities was $12.8 million and $9.6 million, respectively, and is included in other liabilities. If the indemnified party were to incur a liability, pursuant to the terms of the indemnification, we would be required to reimburse the indemnified party. As of February 28, 2018, we estimate that these indemnifications could require us to make potential future payments of up to $56.2 million under these indemnifications with $25.6 million of this amount able to be recovered by us from third parties under recourse provisions. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Legal matters –
In the course of our business, we are subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other –
In the fourth quarter of fiscal 2018, we recorded a loss of $19.1 million in connection with the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires. While we will pursue reimbursement from our insurance carriers, there can be no assurance there will be any potential recoveries.

15.    STOCKHOLDERS’ EQUITY:

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

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2015	250,839,359	28,389,608	—	79,681,859	5,005,800
Share repurchases	—	—	—	246,143	—
Conversion of shares	31,079	(31,079)	—	—	—
Exercise of stock options	4,687,588	—	2,000	—	—
Employee stock purchases	—	—	—	(89,155)	—
Grant of restricted stock awards	—	—	—	(4,984)	—
Vesting of restricted stock units (1)	—	—	—	(157,052)	—
Vesting of performance share units (2)	—	—	—	(223,044)	—
Cancellation of restricted shares	—	—	—	244	—
Balance at February 29, 2016	255,558,026	28,358,529	2,000	79,454,011	5,005,800
Share repurchases	—	—	—	7,407,051	—
Conversion of shares	2	(2)	—	—	—
Exercise of stock options	1,948,156	—	80	—	—
Employee stock purchases	—	—	—	(77,671)	—
Grant of restricted stock awards	—	—	—	(4,088)	—
Vesting of restricted stock units (1)	—	—	—	(325,773)	—
Vesting of performance share units (2)	—	—	—	(190,559)	—
Balance at February 28, 2017	257,506,184	28,358,527	2,080	86,262,971	5,005,800
Share repurchases	—	—	—	4,810,061	—
Conversion of shares	29,640	(23,140)	(6,500)	—	—
Exercise of stock options	1,182,532	—	6,390	—	—
Employee stock purchases	—	—	—	(75,023)	—
Grant of restricted stock awards	—	—	—	(3,848)	—
Vesting of restricted stock units (1)	—	—	—	(181,994)	—
Vesting of performance share units (2)	—	—	—	(68,928)	—
Balance at February 28, 2018	258,718,356	28,335,387	1,970	90,743,239	5,005,800

(1)
Net of 117,188 shares, 241,870 shares and 112,851 shares withheld for the years ended February 28, 2018, February 28, 2017, and February 29, 2016, respectively, to satisfy tax withholding requirements.

(2)	Net of 55,584 shares, 168,811 shares and 216,396 shares withheld for the years ended February 28, 2018, February 28, 2017, and February 29, 2016, respectively, to satisfy tax withholding requirements.

Stock repurchases –
In April 2012, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2013 Authorization”), which was fully utilized during the year ended February 28, 2017. Shares repurchased under the 2013 Authorization have become treasury shares.

In November 2016, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2017 Authorization”), which was fully utilized during the year ended February 28, 2018. Shares repurchased under the 2017 Authorization have become treasury shares.

In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2018 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2018 Authorization have become treasury shares.

For the year ended February 28, 2018, we repurchased 2,530,194 shares of Class A Common Stock pursuant to the 2017 Authorization at an aggregate cost of $546.9 million and 2,279,867 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $491.6 million through a combination of open market transactions and an accelerated share repurchase agreement with a third-party financial institution. Subsequent to February 28, 2018, we repurchased 93,287 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $21.2 million through open market transactions.

As of April 23, 2018, total shares repurchased under these authorizations are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2013 Authorization	$1,000.0	$1,000.0	18,670,632
2017 Authorization	$1,000.0	$1,000.0	5,536,741
2018 Authorization	$3,000.0	$512.8	2,373,154

Common stock dividends –
In March 2018, our Board of Directors declared a quarterly cash dividend of $0.74 per share of Class A Common Stock, $0.67 per share of Class B Convertible Common Stock and $0.67 per share of Class 1 Common Stock payable in the first quarter of fiscal 2019.

16.    STOCK-BASED EMPLOYEE COMPENSATION:

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost recognized for our stock-based awards and income tax benefits related thereto are as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Total compensation cost recognized in our results of operations	$60.9	$56.1	$54.0
Income tax benefit related thereto recognized in our results of operations	$13.5	$18.5	$17.8

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

A summary of stock option activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2018		February 28, 2017		February 29, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	8,070,255	$44.31	9,541,393	$34.03	13,613,615	$25.46
Granted	624,121	$172.70	648,147	$157.01	838,996	$117.17
Exercised	(1,188,922)	$31.86	(1,948,236)	$25.79	(4,689,588)	$22.25
Forfeited	(59,725)	$136.08	(170,711)	$109.23	(220,433)	$71.75
Expired	(1,028)	$36.13	(338)	$31.92	(1,197)	$21.02
Outstanding as of last day of February	7,444,701	$56.33	8,070,255	$44.31	9,541,393	$34.03
Exercisable	5,983,286	$34.12	6,456,382	$26.66	7,348,309	$21.37

As of February 28, 2018, the aggregate intrinsic value of our options outstanding and exercisable was $1,184.8 million and $1,085.1 million, respectively. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 4.3 years and 3.3 years, respectively.

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Fair value of stock options vested	$20.3	$20.3	$20.1
Intrinsic value of stock options exercised	$189.9	$260.4	$514.9
Tax benefit realized from stock options exercised	$59.8	$106.0	$193.5

The weighted average grant-date fair value of stock options granted and the weighted average assumptions used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Grant-date fair value	$42.88	$40.09	$31.14
Expected life (1)	5.9 years	5.9 years	5.9 years
Expected volatility (2)	26.0%	27.1%	28.5%
Risk-free interest rate (3)	2.0%	1.6%	1.6%
Expected dividend yield (4)	1.2%	1.0%	1.1%

(1)	Based on historical experience of employees’ exercise behavior for similar type awards.

(2)	Based primarily on historical volatility levels of our Class A Common Stock.

(3)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

(4)	Based on the calculated yield on our Class A Common Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.

A summary of restricted Class A Common Stock activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2018		February 28, 2017		February 29, 2016
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Awards
Outstanding balance as of March 1, Nonvested	4,088	$166.34	4,984	$119.37	117,054	$25.15
Granted	3,848	$197.18	4,088	$166.34	4,984	$119.37
Vested	(4,088)	$166.34	(4,984)	$119.37	(116,810)	$25.16
Forfeited	—	$—	—	$—	(244)	$20.60
Outstanding balance as of last day of February, Nonvested	3,848	$197.18	4,088	$166.34	4,984	$119.37

Restricted Stock Units
Outstanding balance as of March 1, Nonvested	455,699	$117.44	917,009	$70.23	1,063,726	$51.16
Granted	157,200	$178.11	174,187	$156.74	230,742	$122.60
Vested	(299,182)	$109.09	(567,643)	$54.29	(269,903)	$44.48
Forfeited	(27,059)	$140.00	(67,854)	$108.56	(107,556)	$58.65
Outstanding balance as of last day of February, Nonvested	286,658	$157.29	455,699	$117.44	917,009	$70.23

Performance Share Units
Outstanding balance as of March 1, Nonvested	250,333	$141.91	501,261	$92.41	617,684	$58.21
Granted	55,464	$236.79	75,765	$190.33	155,671	$146.25
Performance achievement (1)	55,081	$99.85	105,330	$66.50	219,720	$38.47
Vested	(124,512)	$100.73	(359,370)	$60.50	(439,440)	$38.47
Forfeited	(8,646)	$144.57	(72,653)	$144.26	(52,374)	$75.42
Outstanding balance as of last day of February, Nonvested	227,720	$177.90	250,333	$141.91	501,261	$92.41

(1)	Reflects the number of awards achieved above target levels, net of the number of awards achieved below target levels, based on actual performance measured at the end of the performance period.

The fair value of shares vested for our restricted Class A Common Stock awards is as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Restricted stock awards	$0.8	$0.8	$13.7
Restricted stock units	$56.5	$89.4	$31.7
Performance share units	$21.4	$57.2	$51.5

The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average assumptions used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Grant-date fair value	$250.30	$204.53	$153.64
Grant-date price	$172.09	$157.33	$117.08
Performance period	2.9 years	2.8 years	3.0 years
Expected volatility (1)	21.5%	20.6%	33.5%
Risk-free interest rate (2)	1.4%	1.0%	0.9%
Expected dividend yield (3)	0.0%	0.0%	0.0%

(1)	Based primarily on historical volatility levels of our Class A Common Stock.

(2)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.

(3)	No expected dividend yield as units granted earn dividend equivalents.

Employee stock purchase plan –
We have a stock purchase plan (the “Employee Stock Purchase Plan”) under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 28, 2018, February 28, 2017, and February 29, 2016, employees purchased 75,023 shares, 77,671 shares and 89,155 shares, respectively, under this plan.

Other –
As of February 28, 2018, there was $72.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 2.1 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

17.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

The computation of basic and diluted net income per common share is as follows:

	For the Years Ended
	February 28, 2018		February 28, 2017		February 29, 2016
	Common Stock		Common Stock		Common Stock
	Class A	Class B	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$2,063.7	$255.2	$1,370.1	$165.0	$940.0	$114.9
Conversion of Class B common shares into Class A common shares	255.2	—	165.0	—	114.9	—
Effect of stock-based awards on allocated net income	—	(6.3)	—	(3.1)	—	(3.1)
Net income attributable to CBI allocated – diluted	$2,318.9	$248.9	$1,535.1	$161.9	$1,054.9	$111.8

Weighted average common shares outstanding – basic	171.457	23.336	175.934	23.353	173.383	23.363
Conversion of Class B common shares into Class A common shares	23.336	—	23.353	—	23.363	—
Stock-based awards, primarily stock options	5.952	—	4.812	—	7.075	—
Weighted average common shares outstanding – diluted	200.745	23.336	204.099	23.353	203.821	23.363

Net income per common share attributable to CBI – basic	$12.04	$10.93	$7.79	$7.07	$5.42	$4.92
Net income per common share attributable to CBI – diluted	$11.55	$10.66	$7.52	$6.93	$5.18	$4.79

18.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

Other comprehensive income (loss) attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
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
(in millions)
For the Year Ended February 28, 2018
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gains	$147.3	$(1.6)	$145.7
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	147.3	(1.6)	145.7
Unrealized gain on cash flow hedges:
Net derivative gains	78.9	(22.0)	56.9
Reclassification adjustments	(5.1)	0.7	(4.4)
Net gain recognized in other comprehensive income	73.8	(21.3)	52.5
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	—	(0.2)	(0.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	—	(0.2)	(0.2)
Pension/postretirement adjustments:
Net actuarial losses	(1.7)	0.6	(1.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(1.7)	0.6	(1.1)
Other comprehensive income attributable to CBI	$219.4	$(22.5)	$196.9

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 28, 2017	$(358.0)	$(38.0)	$(2.3)	$(1.5)	$(399.8)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	145.7	56.9	(0.2)	(1.1)	201.3
Amounts reclassified from accumulated other comprehensive loss	—	(4.4)	—	—	(4.4)
Other comprehensive income (loss)	145.7	52.5	(0.2)	(1.1)	196.9
Balance, February 28, 2018	$(212.3)	$14.5	$(2.5)	$(2.6)	$(202.9)

19.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Net sales to our five largest customers represented 32.5%, 32.6% and 31.7% of our net sales for the years ended February 28, 2018, February 28, 2017, and February 29, 2016, respectively. Net sales to our five largest customers are expected to continue to represent a significant portion of our revenues. Net sales to an individual customer which amount to 10% or more of our net sales, and the associated amounts receivable from this customer as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Southern Glazer’s Wine and Spirits
Net sales	13.0%	14.1%	13.4%
Accounts receivable	28.1%	32.1%	32.0%

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

20.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of February 28, 2018, and February 28, 2017, the condensed consolidating statements of comprehensive income for the years ended February 28, 2018, February 28, 2017, and February 29, 2016, and the condensed consolidating statements of cash flows for the years ended February 28, 2018, February 28, 2017, and February 29, 2016, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial statements for our Subsidiary Guarantors are not presented because we have determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2018
Current assets:
Cash and cash equivalents	$4.6	$4.4	$81.3	$—	$90.3
Accounts receivable	2.0	12.6	761.6	—	776.2
Inventories	184.3	1,537.5	546.6	(184.4)	2,084.0
Intercompany receivable	27,680.0	37,937.5	18,940.8	(84,558.3)	—
Prepaid expenses and other	138.4	77.7	311.0	(3.6)	523.5
Total current assets	28,009.3	39,569.7	20,641.3	(84,746.3)	3,474.0
Property, plant and equipment	76.2	775.7	3,937.8	—	4,789.7
Investments in subsidiaries	20,956.5	442.0	5,884.7	(27,283.2)	—
Goodwill	—	6,185.5	1,897.6	—	8,083.1
Intangible assets	—	718.2	2,586.6	—	3,304.8
Intercompany notes receivable	6,236.4	2,435.4	—	(8,671.8)	—
Other assets	15.7	4.7	866.7	—	887.1
Total assets	$55,294.1	$50,131.2	$35,814.7	$(120,701.3)	$20,538.7

Current liabilities:
Short-term borrowings	$266.9	$—	$479.9	$—	$746.8
Current maturities of long-term debt	7.1	15.0	0.2	—	22.3
Accounts payable	63.4	128.3	400.5	—	592.2
Intercompany payable	37,408.2	30,029.7	17,120.4	(84,558.3)	—
Other accrued expenses and liabilities	271.7	188.9	150.5	(27.7)	583.4
Total current liabilities	38,017.3	30,361.9	18,151.5	(84,586.0)	1,944.7
Long-term debt, less current maturities	9,166.9	9.1	241.6	—	9,417.6
Deferred income taxes	3.9	473.0	241.4	—	718.3
Intercompany notes payable	—	5,029.2	3,642.6	(8,671.8)	—
Other liabilities	59.9	23.1	312.4	—	395.4
Total liabilities	47,248.0	35,896.3	22,589.5	(93,257.8)	12,476.0
Total CBI stockholders’ equity	8,046.1	14,234.9	13,208.6	(27,443.5)	8,046.1
Noncontrolling interests	—	—	16.6	—	16.6
Total stockholders’ equity	8,046.1	14,234.9	13,225.2	(27,443.5)	8,062.7
Total liabilities and stockholders’ equity	$55,294.1	$50,131.2	$35,814.7	$(120,701.3)	$20,538.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2017
Current assets:
Cash and cash equivalents	$9.6	$5.3	$162.5	$—	$177.4
Accounts receivable	2.4	18.1	716.5	—	737.0
Inventories	162.3	1,456.6	502.8	(166.6)	1,955.1
Intercompany receivable	21,894.2	30,298.2	14,985.4	(67,177.8)	—
Prepaid expenses and other	40.4	69.1	235.2	15.8	360.5
Total current assets	22,108.9	31,847.3	16,602.4	(67,328.6)	3,230.0
Property, plant and equipment	69.5	680.1	3,183.2	—	3,932.8
Investments in subsidiaries	16,965.2	267.2	5,370.3	(22,602.7)	—
Goodwill	—	6,185.5	1,735.0	—	7,920.5
Intangible assets	—	810.2	2,567.5	—	3,377.7
Intercompany notes receivable	5,074.5	2,155.5	—	(7,230.0)	—
Other assets	17.9	4.5	119.0	—	141.4
Total assets	$44,236.0	$41,950.3	$29,577.4	$(97,161.3)	$18,602.4

Current liabilities:
Short-term borrowings	$231.0	$—	$375.5	$—	$606.5
Current maturities of long-term debt	767.9	16.2	126.8	—	910.9
Accounts payable	47.6	57.5	454.7	—	559.8
Intercompany payable	30,722.8	23,203.3	13,251.7	(67,177.8)	—
Other accrued expenses and liabilities	270.2	203.5	175.6	(28.9)	620.4
Total current liabilities	32,039.5	23,480.5	14,384.3	(67,206.7)	2,697.6
Long-term debt, less current maturities	5,260.2	11.8	2,448.7	—	7,720.7
Deferred income taxes	13.3	698.0	422.3	—	1,133.6
Intercompany notes payable	—	4,639.4	2,590.6	(7,230.0)	—
Other liabilities	31.8	8.9	125.0	—	165.7
Total liabilities	37,344.8	28,838.6	19,970.9	(74,436.7)	11,717.6
Total CBI stockholders’ equity	6,891.2	13,111.7	9,612.9	(22,724.6)	6,891.2
Noncontrolling interests	—	—	(6.4)	—	(6.4)
Total stockholders’ equity	6,891.2	13,111.7	9,606.5	(22,724.6)	6,884.8
Total liabilities and stockholders’ equity	$44,236.0	$41,950.3	$29,577.4	$(97,161.3)	$18,602.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2018
Sales	$2,960.1	$6,820.9	$3,499.6	$(4,953.8)	$8,326.8
Excise taxes	(353.5)	(375.6)	(12.7)	—	(741.8)
Net sales	2,606.6	6,445.3	3,486.9	(4,953.8)	7,585.0
Cost of product sold	(2,080.3)	(4,809.5)	(1,795.7)	4,917.7	(3,767.8)
Gross profit	526.3	1,635.8	1,691.2	(36.1)	3,817.2
Selling, general and administrative expenses	(468.8)	(820.0)	(259.9)	16.0	(1,532.7)
Operating income	57.5	815.8	1,431.3	(20.1)	2,284.5
Equity in earnings (losses) of equity method investees and subsidiaries	2,515.3	(13.9)	548.0	(3,014.8)	34.6
Unrealized gain on equity securities and related activities	—	—	452.6	—	452.6
Interest income	0.4	—	1.9	—	2.3
Intercompany interest income	240.9	491.1	4.2	(736.2)	—
Interest expense	(279.1)	(1.1)	(54.1)	—	(334.3)
Intercompany interest expense	(395.3)	(195.6)	(145.3)	736.2	—
Loss on extinguishment of debt	(81.8)	—	(15.2)	—	(97.0)
Income before income taxes	2,057.9	1,096.3	2,223.4	(3,034.9)	2,342.7
(Provision for) benefit from income taxes	261.0	(72.1)	(180.9)	(19.9)	(11.9)
Net income	2,318.9	1,024.2	2,042.5	(3,054.8)	2,330.8
Net income attributable to noncontrolling interests	—	—	(11.9)	—	(11.9)
Net income attributable to CBI	$2,318.9	$1,024.2	$2,030.6	$(3,054.8)	$2,318.9

Comprehensive income attributable to CBI	$2,515.8	$1,024.6	$2,232.6	$(3,257.2)	$2,515.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2017
Sales	$2,832.6	$6,254.4	$3,535.1	$(4,560.5)	$8,061.6
Excise taxes	(351.9)	(320.8)	(57.4)	—	(730.1)
Net sales	2,480.7	5,933.6	3,477.7	(4,560.5)	7,331.5
Cost of product sold	(1,974.5)	(4,373.8)	(1,949.9)	4,496.1	(3,802.1)
Gross profit	506.2	1,559.8	1,527.8	(64.4)	3,529.4
Selling, general and administrative expenses	(417.2)	(707.5)	(290.5)	22.8	(1,392.4)
Gain on sale of business	(23.4)	(4.3)	290.1	—	262.4
Operating income	65.6	848.0	1,527.4	(41.6)	2,399.4
Equity in earnings (losses) of equity method investees and subsidiaries	1,657.4	(31.1)	411.7	(2,010.7)	27.3
Interest income	0.4	—	1.4	—	1.8
Intercompany interest income	227.1	402.7	3.6	(633.4)	—
Interest expense	(280.0)	(1.5)	(53.6)	—	(335.1)
Intercompany interest expense	(311.1)	(197.4)	(124.9)	633.4	—
Income before income taxes	1,359.4	1,020.7	1,765.6	(2,052.3)	2,093.4
(Provision for) benefit from income taxes	175.7	(385.8)	(347.6)	3.5	(554.2)
Net income	1,535.1	634.9	1,418.0	(2,048.8)	1,539.2
Net income attributable to noncontrolling interests	—	—	(4.1)	—	(4.1)
Net income attributable to CBI	$1,535.1	$634.9	$1,413.9	$(2,048.8)	$1,535.1

Comprehensive income attributable to CBI	$1,587.8	$634.8	$1,436.3	$(2,071.1)	$1,587.8

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 29, 2016
Sales	$2,522.8	$5,491.3	$3,138.7	$(3,929.0)	$7,223.8
Excise taxes	(332.6)	(280.9)	(61.9)	—	(675.4)
Net sales	2,190.2	5,210.4	3,076.8	(3,929.0)	6,548.4
Cost of product sold	(1,759.6)	(3,835.4)	(1,894.6)	3,883.5	(3,606.1)
Gross profit	430.6	1,375.0	1,182.2	(45.5)	2,942.3
Selling, general and administrative expenses	(378.4)	(595.1)	(224.5)	20.8	(1,177.2)
Operating income	52.2	779.9	957.7	(24.7)	1,765.1
Equity in earnings (losses) of equity method investees and subsidiaries	1,224.2	(30.5)	373.0	(1,540.1)	26.6
Dividend income	—	—	24.5	—	24.5
Interest income	0.2	—	0.6	—	0.8
Intercompany interest income	191.4	354.3	3.4	(549.1)	—
Interest expense	(290.1)	(1.2)	(23.4)	—	(314.7)
Intercompany interest expense	(267.4)	(173.7)	(108.0)	549.1	—
Loss on extinguishment of debt	(0.4)	—	(0.7)	—	(1.1)
Income before income taxes	910.1	928.8	1,227.1	(1,564.8)	1,501.2
(Provision for) benefit from income taxes	144.8	(351.4)	(242.3)	8.3	(440.6)
Net income	1,054.9	577.4	984.8	(1,556.5)	1,060.6
Net income attributable to noncontrolling interests	—	—	(5.7)	—	(5.7)
Net income attributable to CBI	$1,054.9	$577.4	$979.1	$(1,556.5)	$1,054.9

Comprehensive income attributable to CBI	$733.3	$575.7	$651.8	$(1,227.5)	$733.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2018
Net cash provided by (used in) operating activities	$(374.5)	$1,288.2	$1,017.7	$—	$1,931.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(21.3)	(128.3)	(908.0)	—	(1,057.6)
Investment in equity securities	—	—	(191.3)	—	(191.3)
Purchases of businesses, net of cash acquired	—	(70.9)	(79.2)	—	(150.1)
Payments related to sale of business	—	—	(5.0)	—	(5.0)
Net proceeds from intercompany notes	265.8	—	3.8	(269.6)	—
Net investment in equity affiliates	(1,355.0)	—	—	1,355.0	—
Other investing activities	(6.1)	(0.1)	(12.9)	—	(19.1)
Net cash used in investing activities	(1,116.6)	(199.3)	(1,192.6)	1,085.4	(1,423.1)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(70.0)	70.0	—
Net contributions from equity affiliates	—	0.9	1,424.1	(1,425.0)	—
Net proceeds from (repayments of) intercompany notes	(211.0)	(1,041.1)	982.5	269.6	—
Principal payments of long-term debt	(2,717.8)	(19.1)	(4,391.8)	—	(7,128.7)
Purchases of treasury stock	(1,038.5)	—	—	—	(1,038.5)
Dividends paid	(400.1)	—	—	—	(400.1)
Payments of debt extinguishment, debt issuance and other financing costs	(115.6)	—	(6.6)	—	(122.2)
Payments of minimum tax withholdings on stock-based payment awards	—	(30.5)	(1.2)	—	(31.7)
Proceeds from issuance of long-term debt	5,886.4	—	2,047.0	—	7,933.4
Net proceeds from short-term borrowings	33.3	—	103.9	—	137.2
Proceeds from shares issued under equity compensation plans	49.4	—	—	—	49.4
Net cash provided by (used in) financing activities	1,486.1	(1,089.8)	87.9	(1,085.4)	(601.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	5.8	—	5.8

Net decrease in cash and cash equivalents	(5.0)	(0.9)	(81.2)	—	(87.1)
Cash and cash equivalents, beginning of year	9.6	5.3	162.5	—	177.4
Cash and cash equivalents, end of year	$4.6	$4.4	$81.3	$—	$90.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2017
Net cash provided by operating activities	$341.4	$1,051.5	$958.5	$(655.4)	$1,696.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(12.8)	(89.8)	(804.8)	—	(907.4)
Purchases of businesses, net of cash acquired	—	—	(1,111.0)	—	(1,111.0)
Proceeds from sale of business	(9.9)	—	585.2	—	575.3
Net proceeds from intercompany notes	422.0	—	—	(422.0)	—
Net returns of capital from equity affiliates	470.7	—	—	(470.7)	—
Other investing activities	0.7	(0.1)	(19.3)	—	(18.7)
Net cash provided by (used in) investing activities	870.7	(89.9)	(1,349.9)	(892.7)	(1,461.8)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(868.7)	868.7	—
Net returns of capital to equity affiliates	—	(22.0)	(235.4)	257.4	—
Net proceeds from (repayments of) intercompany notes	(20.2)	(855.4)	453.6	422.0	—
Principal payments of long-term debt	(767.6)	(20.6)	(183.6)	—	(971.8)
Purchases of treasury stock	(1,122.7)	—	—	—	(1,122.7)
Dividends paid	(315.1)	—	—	—	(315.1)
Payments of debt extinguishment, debt issuance and other financing costs	(5.0)	—	(9.1)	—	(14.1)
Payments of minimum tax withholdings on stock-based payment awards	—	(61.9)	(3.0)	—	(64.9)
Proceeds from issuance of long-term debt	600.0	—	1,365.6	—	1,965.6
Net proceeds from (repayments of) short-term borrowings	231.0	—	(33.9)	—	197.1
Proceeds from shares issued under equity compensation plans	59.7	—	—	—	59.7
Excess tax benefits from stock-based payment awards	131.4	—	—	—	131.4
Net cash provided by (used in) financing activities	(1,208.5)	(959.9)	485.5	1,548.1	(134.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5.1)	—	(5.1)

Net increase in cash and cash equivalents	3.6	1.7	89.0	—	94.3
Cash and cash equivalents, beginning of year	6.0	3.6	73.5	—	83.1
Cash and cash equivalents, end of year	$9.6	$5.3	$162.5	$—	$177.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 29, 2016
Net cash provided by (used in) operating activities	$(448.7)	$1,299.5	$617.7	$(54.8)	$1,413.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(14.1)	(52.3)	(824.9)	—	(891.3)
Purchases of businesses, net of cash acquired	(998.5)	(316.2)	(1.7)	—	(1,316.4)
Net proceeds from intercompany notes	842.4	—	—	(842.4)	—
Net investments in equity affiliates	(216.7)	—	—	216.7	—
Other investing activities	3.5	0.2	(3.4)	—	0.3
Net cash used in investing activities	(383.4)	(368.3)	(830.0)	(625.7)	(2,207.4)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(88.8)	88.8	—
Net contributions from (returns of capital to) equity affiliates	—	(33.0)	283.7	(250.7)	—
Net proceeds from (repayments of) intercompany notes	250.4	(819.8)	(273.0)	842.4	—
Principal payments of long-term debt	(64.5)	(39.4)	(104.8)	—	(208.7)
Purchases of treasury stock	(33.8)	—	—	—	(33.8)
Dividends paid	(241.6)	—	—	—	(241.6)
Payments of debt extinguishment, debt issuance and other financing costs	(13.3)	—	—	—	(13.3)
Payments of minimum tax withholdings on stock-based payment awards	—	(35.9)	(2.7)	—	(38.6)
Proceeds from issuance of long-term debt	600.0	—	10.0	—	610.0
Net proceeds from short-term borrowings	—	—	360.6	—	360.6
Proceeds from shares issued under equity compensation plans	113.0	—	—	—	113.0
Excess tax benefits from stock-based payment awards	203.4	—	—	—	203.4
Proceeds from noncontrolling interests	—	—	25.0	—	25.0
Net cash provided by (used in) financing activities	813.6	(928.1)	210.0	680.5	776.0

Effect of exchange rate changes on cash and cash equivalents	—	—	(9.3)	—	(9.3)

Net increase (decrease) in cash and cash equivalents	(18.5)	3.1	(11.6)	—	(27.0)
Cash and cash equivalents, beginning of year	24.5	0.5	85.1	—	110.1
Cash and cash equivalents, end of year	$6.0	$3.6	$73.5	$—	$83.1

21.    BUSINESS SEGMENT INFORMATION:

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Cost of product sold
Loss on inventory write-down	$(19.1)	$—	$—
Flow through of inventory step-up	(18.7)	(20.1)	(18.4)
Net gain (loss) on undesignated commodity derivative contracts	7.4	16.3	(48.1)
Settlements of undesignated commodity derivative contracts	2.3	23.4	29.5
Amortization of favorable interim supply agreement	—	(2.2)	(31.7)
Total cost of product sold	(28.1)	17.4	(68.7)

Selling, general and administrative expenses
Impairment of intangible assets	(86.8)	(37.6)	—
Loss on contract termination (1)	(59.0)	—	—
Restructuring and other strategic business development costs	(14.0)	(0.9)	(16.4)
Transaction, integration and other acquisition-related costs	(8.1)	(14.2)	(15.4)
Costs associated with the Canadian Divestiture and related activities	(3.2)	(20.4)	—
Other gains (losses) (2)	10.5	(2.6)	—
Total selling, general and administrative expenses	(160.6)	(75.7)	(31.8)

Gain on sale of business	—	262.4	—

Comparable Adjustments, Operating income (loss)	$(188.7)	$204.1	$(100.5)

(1)	Represents a loss incurred in connection with the early termination of a beer glass supply contract with an affiliate of Owens-Illinois.

(2)	Includes a gain of $8.1 million for the year ended February 28, 2018, in connection with the reduction in estimated fair value of a contingent liability associated with a prior period acquisition.

The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. Segment information is as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Beer
Net sales	$4,658.5	$4,229.3	$3,622.6
Segment operating income	$1,838.3	$1,534.4	$1,264.1
Long-lived tangible assets	$3,611.6	$2,810.0	$2,187.8
Total assets	$12,325.2	$11,325.3	$9,900.7
Capital expenditures	$882.6	$759.2	$800.3
Depreciation and amortization	$168.8	$114.9	$61.5

Wine and Spirits
Net sales:
Wine	$2,559.5	$2,739.3	$2,591.4
Spirits	367.0	362.9	334.4
Net sales	$2,926.5	$3,102.2	$2,925.8
Segment operating income	$800.7	$800.8	$727.0
Income from unconsolidated investments	$34.4	$29.2	$26.6
Long-lived tangible assets	$1,080.7	$992.9	$1,039.8
Investments in equity method investees	$80.7	$77.6	$76.2
Total assets	$7,217.4	$6,976.6	$6,770.4
Capital expenditures	$151.1	$100.0	$81.7
Depreciation and amortization	$94.0	$99.4	$100.2

Corporate Operations and Other
Segment operating loss	$(165.8)	$(139.9)	$(125.5)
Income (loss) from unconsolidated investments	$0.2	$(0.2)	$—
Long-lived tangible assets	$97.4	$129.9	$105.8
Investments in equity method investees	$40.8	$21.1	$6.0
Total assets	$996.1	$300.5	$293.9
Capital expenditures	$23.9	$48.2	$9.3
Depreciation and amortization	$36.9	$31.4	$27.6

Comparable Adjustments
Operating income (loss)	$(188.7)	$204.1	$(100.5)
Income (loss) from unconsolidated investments	$452.6	$(1.7)	$24.5
Depreciation and amortization	$—	$2.2	$31.7

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Consolidated
Net sales	$7,585.0	$7,331.5	$6,548.4
Operating income	$2,284.5	$2,399.4	$1,765.1
Income from unconsolidated investments (1)	$487.2	$27.3	$51.1
Long-lived tangible assets	$4,789.7	$3,932.8	$3,333.4
Investments in equity method investees	$121.5	$98.7	$82.2
Total assets	$20,538.7	$18,602.4	$16,965.0
Capital expenditures	$1,057.6	$907.4	$891.3
Depreciation and amortization	$299.7	$247.9	$221.0
(1)    Income from unconsolidated investments consists of:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Equity in earnings from equity method investees	$34.6	$27.3	$26.6
Unrealized gain on equity securities and related activities	452.6	—	—
Dividend income from a retained interest in a previously divested business	—	—	24.5
	$487.2	$27.3	$51.1

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in New Zealand, Italy and Canada for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer.

Geographic data is as follows:

	For the Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
(in millions)
Net sales
U.S.	$7,330.1	$6,807.7	$5,960.9
Non-U.S. (primarily Canada)	254.9	523.8	587.5
	$7,585.0	$7,331.5	$6,548.4

	February 28, 2018	February 28, 2017
(in millions)
Long-lived tangible assets
U.S.	$1,124.5	$1,037.6
Non-U.S. (primarily Mexico)	3,665.2	2,895.2
	$4,789.7	$3,932.8

22.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	May 31, 2017	August 31, 2017	November 30, 2017	February 28, 2018	Full Year
(in millions, except per share data)
Fiscal 2018
Net sales	$1,935.5	$2,084.5	$1,799.1	$1,765.9	$7,585.0
Gross profit	$995.3	$1,065.3	$907.5	$849.1	$3,817.2
Net income attributable to CBI (1)	$402.8	$499.5	$491.1	$925.5	$2,318.9
Net income per common share attributable to CBI (1) (2):
Basic – Class A Common Stock	$2.09	$2.58	$2.54	$4.84	$12.04
Basic – Class B Convertible Common Stock	$1.90	$2.35	$2.31	$4.40	$10.93
Diluted – Class A Common Stock	$2.00	$2.48	$2.44	$4.64	$11.55
Diluted – Class B Convertible Common Stock	$1.85	$2.29	$2.26	$4.28	$10.66

	QUARTER ENDED
	May 31, 2016	August 31, 2016	November 30, 2016	February 28, 2017	Full Year
(in millions, except per share data)
Fiscal 2017
Net sales	$1,871.8	$2,021.2	$1,810.5	$1,628.0	$7,331.5
Gross profit	$881.3	$969.0	$891.4	$787.7	$3,529.4
Net income attributable to CBI (3)	$318.3	$358.9	$405.9	$452.0	$1,535.1
Net income per common share attributable to CBI (2) (3):
Basic – Class A Common Stock	$1.61	$1.81	$2.04	$2.34	$7.79
Basic – Class B Convertible Common Stock	$1.46	$1.64	$1.85	$2.12	$7.07
Diluted – Class A Common Stock	$1.55	$1.75	$1.98	$2.26	$7.52
Diluted – Class B Convertible Common Stock	$1.43	$1.61	$1.82	$2.09	$6.93

(1)
Includes (i)  an unrealized gain on equity securities and related activities, net of income tax effect, of $138.8 million and $255.4 million for the third and fourth quarters of fiscal 2018, respectively, from the changes in fair value of the Canopy Investment and the Canopy Warrants, net of losses from hedging activities to reduce the associated foreign currency risk, and (ii)  a net income tax benefit of $363.0 million for the fourth quarter of fiscal 2018 associated with the December 2017 enactment of the TCJ Act.

(2)
The sum of the quarterly net income per common share for Fiscal 2018 and Fiscal 2017 may not equal the total computed for the respective years as the net income per common share is computed independently for each of the quarters presented and for the full year.

(3)	Includes gain on sale of business, net of income tax effect, of $196.1 million for the fourth quarter of fiscal 2017 in connection with the Canadian Divestiture.

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

(c)
In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)), no changes were identified in our internal control over financial reporting during our fiscal quarter ended February 28, 2018 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 17, 2018, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

We have adopted the Chief Executive Officer and Senior Financial Executive Code of Ethics which is a code of ethics that applies to our chief executive officer and our senior financial officers. The Chief Executive Officer and Senior Financial Executive Code of Ethics is located on our Internet website at https://www.cbrands.com/investors. Amendments to, and waivers granted under, our Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to our website as well. We will provide to anyone, without charge, upon request, a copy of such Code of Ethics. Such requests should be directed in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564 or by telephoning our Investor Center at 1-888-922-2150.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 17, 2018, under those sections of the Proxy Statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 17, 2018, under that section of the Proxy Statement to be titled “Beneficial Ownership.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Additional information required by this item is as follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 28, 2018. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,135,336	(1)	$56.33	(2)	14,048,185	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	8,135,336		$56.33		14,048,185

(1)
Includes 403,977 shares of unvested performance share units and 286,658 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, which ranges from 100% to 200% of the target shares granted. We currently estimate that 88,493 of the target shares granted will be awarded at 200% of target; 85,762 of the target shares granted will be awarded between 100% and 150% of target and 59,205 of the target shares granted will not be awarded based upon our expectations as of February 28, 2018, regarding the achievement of specified performance targets.

(2)	Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.

(3)
Includes 1,499,857 shares of Class A Common Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 35,400 shares are subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 17, 2018, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 17, 2018, under that section of the Proxy Statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – February 28, 2018, and February 28, 2017

Consolidated Statements of Comprehensive Income for the years ended February 28, 2018, February 28, 2017, and February 29, 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2018, February 28, 2017, and February 29, 2016

Consolidated Statements of Cash Flows for the years ended February 28, 2018, February 28, 2017, and February 29, 2016

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

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

3.3	Amended and Restated By-Laws of the Company, amended as of February 12, 2018 (filed herewith).

4.1
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

4.2
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (no longer outstanding ) (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

4.3
Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference). #

4.4
Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference). #

4.5
Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). #

4.6
Supplemental Indenture No. 6 dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

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

4.16
Supplemental Indenture No. 16 with respect to 2.250% Senior Notes due 2020 dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 7, 2017, filed November 7, 2017 and incorporated herein by reference).

4.17
Supplemental Indenture No. 17 with respect to 2.650% Senior Notes due 2022, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 7, 2017, filed November 7, 2017 and incorporated herein by reference).

4.18
Supplemental Indenture No. 18 with respect to 3.200% Senior Notes due 2023, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 7, 2018, filed February 7, 2018 and incorporated herein by reference).

4.19
Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 7, 2018, filed February 7, 2018 and incorporated herein by reference).

4.20
Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 7, 2018, filed February 7, 2018 and incorporated herein by reference).

4.21
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

10.1
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 18, 2017 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.2
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 26, 2007 and before April 1, 2008) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.3
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.4
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference). *#

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.6
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 28, 2014) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference). *#

10.7
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 25, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *

10.8
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.9
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.10
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 26, 2013 and before April 28, 2014) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference). *#

10.11
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *

10.12
Form of Restricted Stock Unit Agreement with respect to Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015 and before April 25, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference). *

10.13
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.14
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.15
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *#

10.16
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (providing for ratable vesting over three years) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.17
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *

10.18
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015 and before April 25, 2016) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference). *

10.19
Form of Performance Share Unit Agreement for Non-Executive Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.20
Form of Performance Share Unit Agreement for Non-Executive Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015 and before April 25, 2016) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2015 and incorporated herein by reference). *

10.21
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.22
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.23
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to specified performance criteria) (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.24
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants before July 17, 2008) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 6, 2007, filed December 12, 2007 and incorporated herein by reference). *#

10.25
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.26
Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference). *#

10.27
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference). *#

10.28
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012 and before July 23, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

10.29
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014 and before July 20, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *

10.30
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016 and before July 18, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2016, filed July 22, 2016 and incorporated herein by reference). *

10.31
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 18, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.32
Form of Restricted Stock Award Agreement for Directors with respect to awards of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 18, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.33
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 18, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.34
Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2018, filed March 29, 2018 and incorporated herein by reference). *

10.35
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

10.36
Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference). *#

10.37
First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference). *#

10.38
Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference). *#

10.39
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.40
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.41
First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). *#

10.42
Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference). *#

10.43
Amended and Restated Guarantee Agreement, dated as of July 14, 2017, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto and Constellation Brands, Inc., in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2017, filed July 19, 2017 and incorporated herein by reference).

10.44
Amended and Restated Cross-Guarantee Agreement, dated as of October 13, 2016, by and among CIH International S.à r.l., CIH Holdings S.à r.l, CB International Finance S.à r.l., and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2016, filed October 18, 2016 and incorporated herein by reference).

10.45
Amended and Restated Cross-Guarantee Agreement, dated as of July 14, 2017, made by CIH International S.à r.l. and CB International Finance S.à r.l., in favor of Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 14, 2017, filed July 19, 2017 and incorporated herein by reference).

10.46
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its Chief Executive Officer (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2008, filed May 21, 2008, and incorporated herein by reference). *#

10.47
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain Other Executive Officers (including F. Paul Hetterich and Thomas Mullin) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2008, filed May 21, 2008 and incorporated herein by reference). *#

10.48
Executive Employment Agreement effective as of August 1, 2016, between Constellation Brands Canada, Inc. and John A. Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2016, filed June 15, 2016 and incorporated herein by reference). *

10.49
Retention Bonus Agreement dated November 24, 2016 between Constellation Brands Canada, Inc. and John A. (Jay) Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2016, filed November 28, 2016 and incorporated herein by reference). *

10.50
Executive Employment Agreement dated February 27, 2017 and effective March 1, 2017, among Crown Imports LLC, Constellation Brands, Inc., and William F. Hackett (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2017, filed February 28, 2017 and incorporated herein by reference). *

10.51
Executive Employment Agreement made as of June 17, 2013, between Constellation Brands, Inc. and Thomas M. Kane (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference). *#

10.52
Executive Employment Agreement made as of January 26, 2015, between Constellation Brands, Inc. and William A. Newlands (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.53
Executive Employment Agreement made as of June 29, 2015, between Constellation Brands, Inc. and David Klein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2015, filed July 2, 2015 and incorporated herein by reference). *

10.54
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain of its Other Executive Officers (including Christopher Stenzel and James O. Bourdeau) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2017 and incorporated herein by reference). *

10.55
Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +#

12.1	Statements re computation of ratios (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1
Constellation Brands, Inc. 1989 Employee Stock Purchase Plan (amended and restated as of July 24, 2013) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *#

99.2
First Amendment, dated and effective April 25, 2016, to the Company’s 1989 Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

99.3
Final Judgment filed with the United States District Court for the District of Columbia on October 24, 2013, together with Exhibits B and C (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference).

101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2018 and February 28, 2017; (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2018, February 28, 2017 and February 29, 2016; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2018, February 28, 2017 and February 29, 2016; (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2018, February 28, 2017 and February 29, 2016; and (v) Notes to Consolidated Financial Statements.

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

April 23, 2018	CONSTELLATION BRANDS, INC.

	By:	/s/ Robert Sands
Robert Sands Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Sands	/s/ David Klein
Robert Sands, Director and Chief Executive Officer (principal executive officer)	David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
April 23, 2018	April 23, 2018

/s/ Richard Sands	/s/ Jerry Fowden
Richard Sands, Director and Chairman of the Board	Jerry Fowden, Director
April 23, 2018	April 23, 2018

/s/ Barry Fromberg	/s/ Robert L. Hanson
Barry Fromberg, Director	Robert L. Hanson, Director
April 23, 2018	April 23, 2018

/s/ Ernesto M. Hernández	/s/ Susan Somersille Johnson
Ernesto M. Hernández, Director	Susan Somersille Johnson, Director
April 23, 2018	April 23, 2018

/s/ James A. Locke III	/s/ Daniel J. McCarthy
James A. Locke III, Director	Daniel J. McCarthy, Director
April 23, 2018	April 23, 2018

/s/ Judy A. Schmeling	/s/ Keith E. Wandell
Judy A. Schmeling, Director	Keith E. Wandell, Director
April 23, 2018	April 23, 2018