Form 10-Q
period 2018-05-31
CONSTELLATION BRANDS, INC.
filed 2018-06-29
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of June 25, 2018, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	167,864,014
Class B Common Stock, par value $.01 per share	23,324,443
Class 1 Common Stock, par value $.01 per share	7,088

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

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. Unless otherwise defined herein, refer to the Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q for the definition of capitalized terms used herein. All references to “Fiscal 2018” refer to our fiscal year ended February 28, 2018. All references to “Fiscal 2019” refer to our fiscal year ending February 28, 2019. All references to “$” are to U.S. dollars, all references to “C$” are to Canadian dollars and all references to “A$” are to Australian dollars.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	May 31, 2018	February 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$210.0	$90.3
Accounts receivable	827.9	776.2
Inventories	2,068.4	2,084.0
Prepaid expenses and other	498.5	523.5
Total current assets	3,604.8	3,474.0
Property, plant and equipment	4,815.8	4,789.7
Goodwill	8,050.5	8,083.1
Intangible assets	3,301.6	3,304.8
Other assets	3,324.0	887.1
Total assets	$23,096.7	$20,538.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$669.7	$746.8
Current maturities of long-term debt	20.9	22.3
Accounts payable	650.3	592.2
Other accrued expenses and liabilities	649.6	678.3
Total current liabilities	1,990.5	2,039.6
Long-term debt, less current maturities	9,416.4	9,417.6
Other liabilities	1,124.0	1,089.8
Total liabilities	12,530.9	12,547.0
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 258,940,446 shares and 258,718,356 shares, respectively	2.6	2.6
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,330,243 shares and 28,335,387 shares, respectively	0.3	0.3
Additional paid-in capital	2,834.8	2,825.3
Retained earnings	12,002.4	9,157.2
Accumulated other comprehensive loss	(378.6)	(202.9)
	14,461.5	11,782.5
Less: Treasury stock –
Class A Common Stock, at cost, 91,111,003 shares and 90,743,239 shares, respectively	(3,902.9)	(3,805.2)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(3,905.1)	(3,807.4)
Total CBI stockholders’ equity	10,556.4	7,975.1
Noncontrolling interests	9.4	16.6
Total stockholders’ equity	10,565.8	7,991.7
Total liabilities and stockholders’ equity	$23,096.7	$20,538.7

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Three Months Ended May 31,
	2018	2017
Sales	$2,230.0	$2,108.3
Excise taxes	(182.9)	(179.8)
Net sales	2,047.1	1,928.5
Cost of product sold	(998.5)	(940.2)
Gross profit	1,048.6	988.3
Selling, general and administrative expenses	(423.2)	(427.2)
Operating income	625.4	561.1
Income from unconsolidated investments	364.4	0.4
Interest expense	(87.8)	(82.4)
Loss on extinguishment of debt	—	(6.7)
Income before income taxes	902.0	472.4
Provision for income taxes	(155.7)	(71.4)
Net income	746.3	401.0
Net income attributable to noncontrolling interests	(2.5)	(2.5)
Net income attributable to CBI	$743.8	$398.5

Comprehensive income	$560.9	$600.5
Comprehensive (income) loss attributable to noncontrolling interests	7.2	(14.5)
Comprehensive income attributable to CBI	$568.1	$586.0

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$3.93	$2.07
Basic – Class B Convertible Common Stock	$3.57	$1.88

Diluted – Class A Common Stock	$3.77	$1.98
Diluted – Class B Convertible Common Stock	$3.48	$1.83

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.063	171.555
Basic – Class B Convertible Common Stock	23.326	23.344

Diluted – Class A Common Stock	197.060	201.030
Diluted – Class B Convertible Common Stock	23.326	23.344

Cash dividends declared per common share:
Class A Common Stock	$0.74	$0.52
Class B Convertible Common Stock	$0.67	$0.47

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended May 31,
	2018	2017
Cash flows from operating activities:
Net income	$746.3	$401.0

Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on equity securities	(258.3)	—
Gain on sale of unconsolidated investment	(101.4)	—
Deferred tax provision (benefit)	116.2	(11.2)
Depreciation	84.2	70.1
Stock-based compensation	17.3	15.1
Loss on extinguishment of debt and amortization of debt issuance costs	3.0	9.8
Impairment and amortization of intangible assets	1.5	88.2
Change in operating assets and liabilities:
Accounts receivable	(49.3)	(96.8)
Inventories	10.6	18.4
Prepaid expenses and other current assets	(54.1)	(36.0)
Accounts payable	14.9	(13.6)
Deferred revenue	47.3	42.4
Other accrued expenses and liabilities	(77.7)	(123.7)
Other	3.5	17.9
Total adjustments	(242.3)	(19.4)
Net cash provided by operating activities	504.0	381.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(168.2)	(217.1)
Proceeds from sale of unconsolidated investment	110.2	—
Other investing activities	4.5	(4.2)
Net cash used in investing activities	(53.5)	(221.3)

Cash flows from financing activities:
Dividends paid	(140.5)	(100.5)
Purchases of treasury stock	(100.0)	—
Net proceeds from (repayments of) short-term borrowings	(77.5)	381.3
Payments of minimum tax withholdings on stock-based payment awards	(12.9)	(22.3)
Principal payments of long-term debt	(5.9)	(1,913.4)
Proceeds from shares issued under equity compensation plans	7.6	16.6
Payments of debt issuance costs	—	(11.8)
Proceeds from issuance of long-term debt	—	1,508.5
Net cash used in financing activities	(329.2)	(141.6)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	3.0

Net increase in cash and cash equivalents	119.7	21.7
Cash and cash equivalents, beginning of period	90.3	177.4
Cash and cash equivalents, end of period	$210.0	$199.1

Supplemental disclosures of noncash investing and financing activities:
Additions to property, plant and equipment	$138.5	$174.0
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2018
(unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation –
Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 (the “2018 Annual Report”), and include the recently adopted accounting guidance described below and in Note 2 herein. Results of operations for interim periods are not necessarily indicative of annual results. During the three months ended May 31, 2018, we recorded an immaterial adjustment in selling, general and administrative expenses of $16.3 million related to prior periods. This adjustment was to correct for previously unrecognized deferred compensation costs associated with certain employment agreements.

Summary of significant accounting policies –
Revenue recognition:
Effective March 1, 2018, we adopted the FASB amended guidance regarding the recognition of revenue from contracts with customers using the retrospective application method (see Note 2 for impacts of adoption). Our revenue (referred to in our financial statements as “sales”) consists primarily of the sale of beer, wine and spirits domestically in the U.S. Sales of products are for cash or otherwise agreed-upon credit terms. Our payment terms vary by location and customer, however, the time period between when revenue is recognized and when payment is due is not significant. Our customers consist primarily of wholesale distributors. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution and shipping terms. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. Amounts billed to customers for shipping and handling are included in sales.

As noted, the majority of our revenues are generated from the domestic sale of beer, wine and spirits to wholesale distributors in the U.S. Our other revenue generating activities include the export of certain of our products to select international markets, as well as the sale of our products through state alcohol beverage control agencies and on-premise, retail locations in certain markets. We have evaluated these other revenue generating activities under the disaggregation disclosure criteria outlined within the amended guidance and concluded that these other revenue generating activities are immaterial for separate disclosure. See Note 15 for disclosure of net sales by product type.

Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons and rebates. This variable consideration is recorded as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. For example, customer promotional discount programs are entered into with certain distributors for certain periods of time. The amount ultimately reimbursed to distributors is determined based upon agreed-upon promotional discounts which are applied to distributors’ sales to retailers. Other common forms of variable consideration include volume rebates for meeting established sales targets, and coupons and mail-in rebates offered to the end consumer. The determination of the reduction of the transaction price for variable consideration requires that we make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. We estimate this variable consideration by taking into account factors such as the nature of the promotional activity, historical information and current trends, availability of actual results, and expectations of customer and consumer behavior.

Excise taxes remitted to tax authorities are government-imposed excise taxes on our beverage alcohol products. Excise taxes are shown on a separate line item as a reduction of sales. Excise taxes are recognized as a current liability within other accrued expenses and liabilities, with the liability subsequently reduced when the taxes are remitted to the tax authority.

2.    ACCOUNTING GUIDANCE:

Recently adopted accounting guidance –
Revenue recognition:
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

We adopted this guidance on March 1, 2018, using the retrospective application method to allow for comparable reporting in all periods throughout the year ending February 28, 2019. Based on our analysis, we concluded that the adoption of the amended guidance did not have a material impact on our net sales recognition. However, the broad definition of variable consideration under this guidance requires us to estimate and record certain variable payments resulting from various sales incentives earlier than we have historically recorded them. This change in the timing of when we recognize sales incentive expenses resulted in a shift in net sales recognition primarily between our fiscal quarters. Under the retrospective application method, we recognized the cumulative impact of adopting this guidance in the first quarter of fiscal 2019 with a reduction to our March 1, 2016, opening retained earnings of $49.0 million, net of income tax effect, with an offsetting increase to current accrued promotion expense and the recognition of a deferred tax asset to align the timing of when we recognize sales incentive expense and when we recognize revenue.

The effects of the retrospective application method on our consolidated financial statements for the periods presented in this report were as follows:

	As Previously Reported	Revenue Recognition Adjustments	As Adjusted
(in millions, except per share data)
Consolidated Balance Sheet at February 28, 2018
Other accrued expenses and liabilities	$583.4	$94.9	$678.3
Total current liabilities	$1,944.7	$94.9	$2,039.6
Other liabilities (including deferred income taxes – as previously reported, $718.3 million; as adjusted, $694.4 million)	$1,113.7	$(23.9)	$1,089.8
Total liabilities	$12,476.0	$71.0	$12,547.0
Retained earnings	$9,228.2	$(71.0)	$9,157.2
Total stockholders’ equity	$8,062.7	$(71.0)	$7,991.7

	As Previously Reported	Revenue Recognition Adjustments	As Adjusted
(in millions, except per share data)
Consolidated Statement of Comprehensive Income for the Three Months Ended May 31, 2017
Sales	$2,115.3	$(7.0)	$2,108.3
Net sales	$1,935.5	$(7.0)	$1,928.5
Gross profit	$995.3	$(7.0)	$988.3
Operating income	$568.1	$(7.0)	$561.1
Income before income taxes	$479.4	$(7.0)	$472.4
Provision for income taxes	$(74.1)	$2.7	$(71.4)
Net income	$405.3	$(4.3)	$401.0
Net income attributable to CBI	$402.8	$(4.3)	$398.5
Comprehensive income attributable to CBI	$590.3	$(4.3)	$586.0

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$2.09	$(0.02)	$2.07
Basic – Class B Convertible Common Stock	$1.90	$(0.02)	$1.88

Diluted – Class A Common Stock	$2.00	$(0.02)	$1.98
Diluted – Class B Convertible Common Stock	$1.85	$(0.02)	$1.83

The adoption of the revenue recognition guidance had no impact to cash flows from operating, financing or investing activities in our consolidated statement of cash flows for the three months ended May 31, 2017.

Income taxes:
In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior guidance prohibited the recognition in earnings of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party or recovered through use.

We adopted this guidance on March 1, 2018, using the modified retrospective basis, which requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Based on our assessment of intra-entity asset transfers that are in scope and the related deferred income taxes, in the first quarter of fiscal 2019, we recognized a net increase in our March 1, 2018, opening retained earnings and deferred tax assets of $2.2 billion, primarily in connection with the intra-entity transfer of certain intellectual property related to our imported beer business for the year ended February 28, 2018.

Accounting guidance not yet adopted –
Leases:
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

3.    INVENTORIES:

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor and overhead and consist of the following:

	May 31, 2018	February 28, 2018
(in millions)
Raw materials and supplies	$162.4	$160.8
In-process inventories	1,318.4	1,382.8
Finished case goods	587.6	540.4
	$2,068.4	$2,084.0

Related party transactions and arrangements –
We have an equally-owned glass production plant joint venture with Owens-Illinois. We have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements for the three months ended May 31, 2018, and May 31, 2017, were $69.0 million and $97.2 million, respectively.

4.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2018 Annual Report and have not changed significantly for the three months ended May 31, 2018.

The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2018	February 28, 2018
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,644.2	$1,465.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$428.9	$440.6
Commodity derivative contracts	$215.1	$177.5

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2018, the estimated fair value of derivative instruments in a net liability position due to counterparties was $42.5 million. If we were required to settle the net liability position under these derivative instruments on May 31, 2018, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	May 31, 2018	February 28, 2018		May 31, 2018	February 28, 2018
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$8.2	$21.2	Other accrued expenses and liabilities	$26.9	$7.8
Other assets	$4.1	$17.0	Other liabilities	$34.7	$9.9

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.1	$2.1	Other accrued expenses and liabilities	$3.1	$2.2
Commodity derivative contracts:
Prepaid expenses and other	$14.1	$6.3	Other accrued expenses and liabilities	$0.7	$3.0
Other assets	$6.1	$2.8	Other liabilities	$2.1	$2.6

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income	Net Gain (Loss) Reclassified from AOCI to Income
(in millions)
For the Three Months Ended May 31, 2018
Foreign currency contracts	$(41.9)	Sales	$0.1
		Cost of product sold	4.1
	$(41.9)		$4.2

For the Three Months Ended May 31, 2017
Foreign currency contracts	$38.6	Sales	$0.3
		Cost of product sold	(2.7)
Interest rate swap contracts	(2.0)	Interest expense	(0.1)
	$36.6		$(2.5)

We expect $13.0 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Three Months Ended May 31, 2018
Commodity derivative contracts	Cost of product sold	$15.4
Foreign currency contracts	Selling, general and administrative expenses	(1.9)
		$13.5

For the Three Months Ended May 31, 2017
Commodity derivative contracts	Cost of product sold	$(3.1)
Foreign currency contracts	Selling, general and administrative expenses	4.7
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

Equity securities: In November 2017, we acquired (i)  a 9.9% investment in Ontario, Canada-based Canopy Growth Corporation, a public company and leading provider of medicinal cannabis products (the “Canopy Investment”), and (ii)  warrants which give us the option to purchase an additional ownership interest in Canopy Growth Corporation (the “Canopy Warrants”) for C$245.0 million, or $191.3 million. The Canopy Warrants expire in May 2020. For the three months ended May 31, 2018, we recognized an unrealized gain of $258.3 million from the changes in fair value of the Canopy Investment and the Canopy Warrants, which is included in income from unconsolidated investments. The fair value of the Canopy Investment is calculated by using the closing market price of the underlying equity security (Level 1 fair value measurement). The fair value of the Canopy Warrants is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement). The assumptions used to estimate the fair value of the Canopy Warrants as of May 31, 2018, are as follows:

Expected life (1)	1.9 years
Expected volatility (2)	77.9%
Risk-free interest rate (3)	1.9%
Expected dividend yield (4)	0.0%

(1)	Based on the expiration date of the warrants.

(2)	Based on historical volatility levels of the underlying equity security.

(3)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expected life.

(4)	Based on historical dividend levels.
Debt securities, Available-for-sale (“AFS”): The fair value is estimated by discounting cash flows using market-based inputs (Level 3 fair value measurement) (see Note 8).
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

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate fair value as of May 31, 2018, and February 28, 2018, due to the relatively short maturity of these instruments. As of May 31, 2018, the carrying amount of long-term debt, including the current portion, was $9,437.3 million, compared with an estimated fair value of $9,308.2 million. As of February 28, 2018, the carrying amount of long-term debt, including the current portion, was $9,439.9 million, compared with an estimated fair value of $9,398.4 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2018
Assets:
Foreign currency contracts	$—	$13.4	$—	$13.4
Commodity derivative contracts	$—	$20.2	$—	$20.2
Equity securities	$535.2	$378.7	$—	$913.9
Liabilities:
Foreign currency contracts	$—	$64.7	$—	$64.7
Commodity derivative contracts	$—	$2.8	$—	$2.8

February 28, 2018
Assets:
Foreign currency contracts	$—	$40.3	$—	$40.3
Commodity derivative contracts	$—	$9.1	$—	$9.1
Equity securities	$402.4	$253.2	$—	$655.6
Debt securities, AFS	$—	$—	$16.6	$16.6
Liabilities:
Foreign currency contracts	$—	$19.9	$—	$19.9
Commodity derivative contracts	$—	$5.6	$—	$5.6

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

For the first quarter of fiscal 2018, we identified certain negative trends within our Beer segment’s Ballast Point craft beer portfolio which, when combined with the then-recent negative craft beer industry trends, indicated that it was more likely than not that the fair value of our indefinite lived intangible asset associated with the craft beer trademarks might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment of the craft beer trademark asset. As a result of this assessment, the craft beer trademark asset with a carrying value of $222.8 million was written down to its estimated fair value of $136.0 million, resulting in an impairment of $86.8 million. This impairment is included in selling, general and administrative expenses.

Subsequent event –
In June 2018, we acquired convertible debt securities issued by Canopy Growth Corporation for C$200.0 million, or $153.0 million. We have elected the fair value option to account for these debt securities, which will be recognized in other assets with unrealized holding gains and losses recognized in income from unconsolidated investments. The convertible debt securities have a contractual maturity of five years from the date of issuance, but may be converted prior to maturity by either party upon the occurrence of certain events. At settlement, the convertible debt securities can be settled at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof.

6.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2017	$5,053.0	$2,867.5	$7,920.5
Purchase accounting allocations (1)	63.9	56.2	120.1
Foreign currency translation adjustments	40.7	1.8	42.5
Balance, February 28, 2018	5,157.6	2,925.5	8,083.1
Purchase accounting allocations	—	0.5	0.5
Foreign currency translation adjustments	(29.3)	(3.8)	(33.1)
Balance, May 31, 2018	$5,128.3	$2,922.2	$8,050.5

(1)
Purchase accounting allocations associated primarily with the acquisitions of a brewery operation business in Obregon, Sonora, Mexico (the “Obregon Brewery”) (Beer) ($13.8 million) and the Schrader Cellars, LLC business (Wine and Spirits), and preliminary purchase accounting allocations associated with the acquisition of the Funky Buddha Brewery LLC business (Beer).

7.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	May 31, 2018		February 28, 2018
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.8	$42.9	$89.8	$44.2
Other	20.3	1.2	20.3	1.4
Total	$110.1	44.1	$110.1	45.6

Nonamortizable intangible assets
Trademarks		3,257.5		3,259.2
Total intangible assets		$3,301.6		$3,304.8

We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2018, and May 31, 2017. Net carrying amount represents the gross carrying value net of accumulated amortization.

8.    OTHER ASSETS:

The major components of other assets are as follows:

	May 31, 2018	February 28, 2018
(in millions)
Deferred income taxes (see Note 2)	$2,194.4	$—
Investments in equity securities	913.9	655.6
Investments in equity method investees	127.2	121.5
Other	88.5	110.0
	$3,324.0	$887.1

Sale of Accolade Wine Investment –
In May 2018, we completed the sale of our remaining interest in our previously-owned Australian and European business ( the “Accolade Wine Investment”) for A$149.1 million, or $113.6 million, subject to closing adjustments. We received cash proceeds, net of direct costs to sell, of $110.2 million and a note receivable of $3.4 million. This interest consisted of an investment accounted for under the cost method and AFS debt securities. We have recognized a net gain of $101.4 million in connection with this transaction for the three months ended May 31, 2018. This net gain is included in income from unconsolidated investments.

9.    BORROWINGS:

Borrowings consist of the following:

	May 31, 2018			February 28, 2018
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Senior credit facility, Revolving credit loans	$138.0			$79.0
Commercial paper	239.7			266.9
Other	292.0			400.9
	$669.7			$746.8

Long-term debt
Senior credit facility, Term loans	$5.0	$491.4	$496.4	$497.7
Senior notes	—	8,677.5	8,677.5	8,674.2
Other	15.9	247.5	263.4	268.0
	$20.9	$9,416.4	$9,437.3	$9,439.9

Senior credit facility –
The Company, CIH International S.à r.l., a wholly-owned indirect subsidiary of ours (“CIH”), CB International Finance S.à r.l., a wholly-owned indirect subsidiary of ours (“CB International”) (together with CIH, the “European Borrowers”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders are parties to a credit agreement, as amended and restated (the “2017 Credit Agreement”).

As of May 31, 2018, the 2017 Credit Agreement provides for aggregate credit facilities of $2,000.0 million, consisting of the following:

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

(3)	We are the borrower under the U.S. Term A-1 loan facility.

As of May 31, 2018, information with respect to borrowings under the 2017 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A-1 Facility (1)
(in millions)
Outstanding borrowings	$138.0	$496.4
Interest rate	3.1%	3.4%
LIBOR margin	1.13%	1.50%
Outstanding letters of credit	$10.9
Remaining borrowing capacity (2)	$1,111.1

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

(2)
Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2017 Credit Agreement and outstanding borrowings under our commercial paper program of $240.0 million (excluding unamortized discount) (see “Commercial paper program”).

Commercial paper program –
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $1.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2017 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2017 Credit Agreement. As of May 31, 2018, we had $239.7 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 2.4% and a weighted average remaining term of 23 days.

Accounts receivable securitization facilities –
In September 2017, we amended our prior trade accounts receivable securitization facility (as amended, the “CBI Facility”) for an additional 364-day term. Under the CBI Facility, trade accounts receivable generated by us and certain of our subsidiaries are sold by us to a wholly-owned bankruptcy remote single purpose subsidiary, the CBI SPV, which is consolidated by us for financial reporting purposes. The CBI Facility provides borrowing capacity of $230.0 million up to $330.0 million structured to account for the seasonality of our business, subject to further limitations based upon various pre-agreed formulas.

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

Facility provides borrowing capacity of $130.0 million up to $250.0 million structured to account for the seasonality of Crown Imports’ business.

As of May 31, 2018, our accounts receivable securitization facilities are as follows:

	Outstanding Borrowings	Weighted Average Interest Rate	Remaining Borrowing Capacity
(in millions)
CBI Facility	$207.6	2.8%	$52.4
Crown Facility	$68.7	2.8%	$181.3

10.    INCOME TAXES:

Our effective tax rate for the three months ended May 31, 2018, and May 31, 2017, was 17.3% and 15.1%, respectively. For the three months ended May 31, 2018, our effective tax rate was lower than the federal statutory rate of 21% primarily due to (i)  lower effective tax rates applicable to our foreign businesses, (ii)  the reversal of valuation allowances in connection with the sale of our Accolade Wine Investment and (iii)  the recognition of a net income tax benefit from stock-based compensation award activity. For the three months ended May 31, 2017, our effective tax rate was lower than the federal statutory rate primarily due to the change in our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was signed into law. The TCJ Act significantly changes U.S. corporate income taxes. Additionally, in December 2017, the SEC issued guidance related to the income tax accounting implications of the TCJ Act. This guidance provides a measurement period, which extends no longer than one year from the enactment date of the TCJ Act, during which a company may complete its accounting for the income tax implications of the TCJ Act. In accordance with this guidance, we recorded a provisional net income tax benefit for the year ended February 28, 2018. Refer to Note 13 of our consolidated financial statements included in our 2018 Annual Report for further information.

We did not record any material adjustments to this provisional amount for the three months ended May 31, 2018. However, as we complete our analysis of the TCJ Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, we may adjust the recorded provisional amounts in subsequent reporting periods. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.

The TCJ Act also creates a new requirement that certain income earned by foreign subsidiaries (“GILTI”) be included in U.S. gross income. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. We have elected to treat the tax effect of GILTI as a current-period expense when incurred.

11.    STOCKHOLDERS’ EQUITY:

In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2018 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2018 Authorization have become treasury shares.

For the three months ended May 31, 2018, we repurchased 450,508 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $100.0 million through open market transactions.

As of May 31, 2018, total shares repurchased under the 2018 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$591.6	2,730,375

12.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the three months ended May 31, 2018, and May 31, 2017, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the three months ended May 31, 2018, and May 31, 2017, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Three Months Ended
	May 31, 2018		May 31, 2017
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$660.6	$83.2	$354.7	$43.8
Conversion of Class B common shares into Class A common shares	83.2	—	43.8	—
Effect of stock-based awards on allocated net income	—	(1.9)	—	(1.0)
Net income attributable to CBI allocated – diluted	$743.8	$81.3	$398.5	$42.8

Weighted average common shares outstanding – basic	168.063	23.326	171.555	23.344
Conversion of Class B common shares into Class A common shares	23.326	—	23.344	—
Stock-based awards, primarily stock options	5.671	—	6.131	—
Weighted average common shares outstanding – diluted	197.060	23.326	201.030	23.344

Net income per common share attributable to CBI – basic	$3.93	$3.57	$2.07	$1.88
Net income per common share attributable to CBI – diluted	$3.77	$3.48	$1.98	$1.83

13.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2018
Net income attributable to CBI			$743.8
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(132.3)	$—	(132.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(132.3)	—	(132.3)
Unrealized loss on cash flow hedges:
Net derivative losses	(58.2)	16.3	(41.9)
Reclassification adjustments	(5.8)	1.6	(4.2)
Net loss recognized in other comprehensive loss	(64.0)	17.9	(46.1)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.4)	0.1	(0.3)
Reclassification adjustments	1.9	0.9	2.8
Net gain recognized in other comprehensive loss	1.5	1.0	2.5
Pension/postretirement adjustments:
Net actuarial gains	—	—	—
Reclassification adjustments	0.3	(0.1)	0.2
Net gain recognized in other comprehensive loss	0.3	(0.1)	0.2
Other comprehensive loss attributable to CBI	$(194.5)	$18.8	(175.7)
Comprehensive income attributable to CBI			$568.1

For the Three Months Ended May 31, 2017
Net income attributable to CBI			$398.5
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gains	$148.7	$(0.2)	148.5
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	148.7	(0.2)	148.5
Unrealized gain on cash flow hedges:
Net derivative gains	51.9	(15.3)	36.6
Reclassification adjustments	3.8	(1.2)	2.6
Net gain recognized in other comprehensive income	55.7	(16.5)	39.2
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.3)	—	(0.3)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(0.3)	—	(0.3)
Pension/postretirement adjustments:
Net actuarial gains	—	—	—
Reclassification adjustments	0.1	—	0.1
Net gain recognized in other comprehensive income	0.1	—	0.1
Other comprehensive income attributable to CBI	$204.2	$(16.7)	187.5
Comprehensive income attributable to CBI			$586.0

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 28, 2018	$(212.3)	$14.5	$(2.5)	$(2.6)	$(202.9)
Other comprehensive income (loss):
Other comprehensive loss before reclassification adjustments	(132.3)	(41.9)	(0.3)	—	(174.5)
Amounts reclassified from accumulated other comprehensive loss	—	(4.2)	2.8	0.2	(1.2)
Other comprehensive income (loss)	(132.3)	(46.1)	2.5	0.2	(175.7)
Balance, May 31, 2018	$(344.6)	$(31.6)	$—	$(2.4)	$(378.6)

14.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of May 31, 2018, and February 28, 2018, the condensed consolidating statements of comprehensive income for the three months ended May 31, 2018, and May 31, 2017, and the condensed consolidating statements of cash flows for the three months ended May 31, 2018, and May 31, 2017, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors is not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2018 Annual Report, and include the accounting policies and the recently adopted accounting guidance described in Note 1 and Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2018
Current assets:
Cash and cash equivalents	$5.3	$2.8	$201.9	$—	$210.0
Accounts receivable	0.7	20.4	806.8	—	827.9
Inventories	188.9	1,514.6	575.5	(210.6)	2,068.4
Intercompany receivable	27,854.8	37,920.3	19,261.5	(85,036.6)	—
Prepaid expenses and other	98.8	71.0	378.5	(49.8)	498.5
Total current assets	28,148.5	39,529.1	21,224.2	(85,297.0)	3,604.8
Property, plant and equipment	81.3	790.8	3,943.7	—	4,815.8
Investments in subsidiaries	23,892.2	447.7	6,017.9	(30,357.8)	—
Goodwill	—	6,185.5	1,865.0	—	8,050.5
Intangible assets	—	716.9	2,584.7	—	3,301.6
Intercompany notes receivable	6,082.7	2,271.0	—	(8,353.7)	—
Other assets	37.3	3.3	3,304.3	(20.9)	3,324.0
Total assets	$58,242.0	$49,944.3	$38,939.8	$(124,029.4)	$23,096.7

Current liabilities:
Short-term borrowings	$239.7	$—	$430.0	$—	$669.7
Current maturities of long-term debt	7.1	13.6	0.2	—	20.9
Accounts payable	55.2	106.0	489.1	—	650.3
Intercompany payable	37,872.8	29,665.1	17,498.7	(85,036.6)	—
Other accrued expenses and liabilities	312.5	285.8	138.7	(87.4)	649.6
Total current liabilities	38,487.3	30,070.5	18,556.7	(85,124.0)	1,990.5
Long-term debt, less current maturities	9,168.9	16.6	230.9	—	9,416.4
Intercompany notes payable	—	4,886.6	3,467.1	(8,353.7)	—
Other liabilities	29.4	513.1	602.4	(20.9)	1,124.0
Total liabilities	47,685.6	35,486.8	22,857.1	(93,498.6)	12,530.9
Total CBI stockholders’ equity	10,556.4	14,457.5	16,073.3	(30,530.8)	10,556.4
Noncontrolling interests	—	—	9.4	—	9.4
Total stockholders’ equity	10,556.4	14,457.5	16,082.7	(30,530.8)	10,565.8
Total liabilities and stockholders’ equity	$58,242.0	$49,944.3	$38,939.8	$(124,029.4)	$23,096.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2018
Current assets:
Cash and cash equivalents	$4.6	$4.4	$81.3	$—	$90.3
Accounts receivable	2.0	12.6	761.6	—	776.2
Inventories	184.3	1,537.5	546.6	(184.4)	2,084.0
Intercompany receivable	27,680.0	37,937.5	18,940.8	(84,558.3)	—
Prepaid expenses and other	138.4	77.7	311.0	(3.6)	523.5
Total current assets	28,009.3	39,569.7	20,641.3	(84,746.3)	3,474.0
Property, plant and equipment	76.2	775.7	3,937.8	—	4,789.7
Investments in subsidiaries	20,948.7	442.0	5,876.9	(27,267.6)	—
Goodwill	—	6,185.5	1,897.6	—	8,083.1
Intangible assets	—	718.2	2,586.6	—	3,304.8
Intercompany notes receivable	6,236.4	2,435.4	—	(8,671.8)	—
Other assets	33.1	4.7	866.7	(17.4)	887.1
Total assets	$55,303.7	$50,131.2	$35,806.9	$(120,703.1)	$20,538.7

Current liabilities:
Short-term borrowings	$266.9	$—	$479.9	$—	$746.8
Current maturities of long-term debt	7.1	15.0	0.2	—	22.3
Accounts payable	63.4	128.3	400.5	—	592.2
Intercompany payable	37,408.2	30,029.7	17,120.4	(84,558.3)	—
Other accrued expenses and liabilities	356.2	199.3	150.5	(27.7)	678.3
Total current liabilities	38,101.8	30,372.3	18,151.5	(84,586.0)	2,039.6
Long-term debt, less current maturities	9,166.9	9.1	241.6	—	9,417.6
Intercompany notes payable	—	5,029.2	3,642.6	(8,671.8)	—
Other liabilities	59.9	493.5	553.8	(17.4)	1,089.8
Total liabilities	47,328.6	35,904.1	22,589.5	(93,275.2)	12,547.0
Total CBI stockholders’ equity	7,975.1	14,227.1	13,200.8	(27,427.9)	7,975.1
Noncontrolling interests	—	—	16.6	—	16.6
Total stockholders’ equity	7,975.1	14,227.1	13,217.4	(27,427.9)	7,991.7
Total liabilities and stockholders’ equity	$55,303.7	$50,131.2	$35,806.9	$(120,703.1)	$20,538.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2018
Sales	$682.6	$1,881.2	$1,007.6	$(1,341.4)	$2,230.0
Excise taxes	(78.8)	(100.9)	(3.2)	—	(182.9)
Net sales	603.8	1,780.3	1,004.4	(1,341.4)	2,047.1
Cost of product sold	(486.8)	(1,322.1)	(498.3)	1,308.7	(998.5)
Gross profit	117.0	458.2	506.1	(32.7)	1,048.6
Selling, general and administrative expenses	(141.3)	(238.7)	(49.5)	6.3	(423.2)
Operating income (loss)	(24.3)	219.5	456.6	(26.4)	625.4
Equity in earnings (losses) of equity method investees and subsidiaries	910.6	(12.5)	147.2	(1,040.6)	4.7
Unrealized gain on equity securities	—	—	258.3	—	258.3
Net gain on sale of unconsolidated investment	—	—	101.4	—	101.4
Interest income	—	—	0.4	—	0.4
Intercompany interest income	67.6	158.8	0.9	(227.3)	—
Interest expense	(80.3)	(0.3)	(7.6)	—	(88.2)
Intercompany interest expense	(133.6)	(49.5)	(44.2)	227.3	—
Income before income taxes	740.0	316.0	913.0	(1,067.0)	902.0
(Provision for) benefit from income taxes	3.8	(76.9)	(96.1)	13.5	(155.7)
Net income	743.8	239.1	816.9	(1,053.5)	746.3
Net income attributable to noncontrolling interests	—	—	(2.5)	—	(2.5)
Net income attributable to CBI	$743.8	$239.1	$814.4	$(1,053.5)	$743.8

Comprehensive income attributable to CBI	$568.1	$238.5	$638.2	$(876.7)	$568.1

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended May 31, 2017
Sales	$694.9	$1,750.1	$903.3	$(1,240.0)	$2,108.3
Excise taxes	(83.6)	(93.4)	(2.8)	—	(179.8)
Net sales	611.3	1,656.7	900.5	(1,240.0)	1,928.5
Cost of product sold	(477.2)	(1,214.6)	(470.3)	1,221.9	(940.2)
Gross profit	134.1	442.1	430.2	(18.1)	988.3
Selling, general and administrative expenses	(105.0)	(281.5)	(43.5)	2.8	(427.2)
Operating income	29.1	160.6	386.7	(15.3)	561.1
Equity in earnings (losses) of equity method investees and subsidiaries	431.6	(11.5)	114.3	(534.0)	0.4
Interest income	—	—	0.1	—	0.1
Intercompany interest income	57.9	117.4	1.2	(176.5)	—
Interest expense	(65.2)	(0.3)	(17.0)	—	(82.5)
Intercompany interest expense	(93.3)	(49.3)	(33.9)	176.5	—
Loss on extinguishment of debt	(6.7)	—	—	—	(6.7)
Income before income taxes	353.4	216.9	451.4	(549.3)	472.4
(Provision for) benefit from income taxes	45.1	(68.4)	(31.9)	(16.2)	(71.4)
Net income	398.5	148.5	419.5	(565.5)	401.0
Net income attributable to noncontrolling interests	—	—	(2.5)	—	(2.5)
Net income attributable to CBI	$398.5	$148.5	$417.0	$(565.5)	$398.5

Comprehensive income attributable to CBI	$586.0	$149.4	$605.7	$(755.1)	$586.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2018
Net cash provided by (used in) operating activities	$(133.6)	$329.1	$308.5	$—	$504.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(3.9)	(26.8)	(137.5)	—	(168.2)
Proceeds from sale of unconsolidated investment	—	—	110.2	—	110.2
Net proceeds from intercompany notes	265.3	80.5	1.3	(347.1)	—
Net returns of capital from equity affiliates	2.1	—	—	(2.1)	—
Other investing activities	0.3	0.5	3.7	—	4.5
Net cash provided by (used in) investing activities	263.8	54.2	(22.3)	(349.2)	(53.5)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(17.0)	17.0	—
Net contributions from equity affiliates	—	6.8	8.1	(14.9)	—
Net proceeds from (repayments of) intercompany notes	132.3	(374.8)	(104.6)	347.1	—
Dividends paid	(140.5)	—	—	—	(140.5)
Purchases of treasury stock	(100.0)	—	—	—	(100.0)
Net repayments of short-term borrowings	(27.7)	—	(49.8)	—	(77.5)
Payments of minimum tax withholdings on stock-based payment awards	—	(12.3)	(0.6)	—	(12.9)
Principal payments of long-term debt	(1.2)	(4.6)	(0.1)	—	(5.9)
Proceeds from shares issued under equity compensation plans	7.6	—	—	—	7.6
Net cash used in financing activities	(129.5)	(384.9)	(164.0)	349.2	(329.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.6)	—	(1.6)

Net increase (decrease) in cash and cash equivalents	0.7	(1.6)	120.6	—	119.7
Cash and cash equivalents, beginning of period	4.6	4.4	81.3	—	90.3
Cash and cash equivalents, end of period	$5.3	$2.8	$201.9	$—	$210.0

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2017
Net cash provided by (used in) operating activities	$(161.0)	$488.9	$53.7	$—	$381.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(4.8)	(21.9)	(190.4)	—	(217.1)
Net proceeds from intercompany notes	419.3	—	0.9	(420.2)	—
Net investments in equity affiliates	(5.8)	—	—	5.8	—
Other investing activities	—	—	(4.2)	—	(4.2)
Net cash provided by (used in) investing activities	408.7	(21.9)	(193.7)	(414.4)	(221.3)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(8.0)	8.0	—
Net contributions from equity affiliates	—	11.3	2.5	(13.8)	—
Net proceeds from (repayments of) intercompany notes	(1.7)	(450.9)	32.4	420.2	—
Dividends paid	(100.5)	—	—	—	(100.5)
Net proceeds from short-term borrowings	254.0	—	127.3	—	381.3
Payments of minimum tax withholdings on stock-based payment awards	—	(21.4)	(0.9)	—	(22.3)
Principal payments of long-term debt	(1,876.8)	(4.9)	(31.7)	—	(1,913.4)
Proceeds from shares issued under equity compensation plans	16.6	—	—	—	16.6
Payments of debt issuance costs	(11.8)	—	—	—	(11.8)
Proceeds from issuance of long-term debt	1,495.5	—	13.0	—	1,508.5
Net cash provided by (used in) financing activities	(224.7)	(465.9)	134.6	414.4	(141.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	3.0	—	3.0

Net increase (decrease) in cash and cash equivalents	23.0	1.1	(2.4)	—	21.7
Cash and cash equivalents, beginning of period	9.6	5.3	162.5	—	177.4
Cash and cash equivalents, end of period	$32.6	$6.4	$160.1	$—	$199.1

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2018	2017
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$15.4	$(3.1)
Accelerated depreciation	(3.4)	—
Settlements of undesignated commodity derivative contracts	(1.5)	2.4
Loss on inventory write-down	(1.5)	—
Flow through of inventory step-up	(0.6)	(7.0)
Total cost of product sold	8.4	(7.7)

Selling, general and administrative expenses
Deferred compensation	(16.3)	—
Restructuring and other strategic business development costs	(4.3)	(1.4)
Impairment of intangible assets	—	(86.8)
Costs associated with the sale of the Canadian wine business and related activities	—	(3.2)
Transaction, integration and other acquisition-related costs	—	(1.6)
Total selling, general and administrative expenses	(20.6)	(93.0)
Comparable Adjustments, Operating loss	$(12.2)	$(100.7)

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2018 Annual Report, and include the accounting policies and the recently adopted accounting guidance described in Note 1 and Note 2 herein. Segment information is as follows:

	For the Three Months Ended May 31,
	2018	2017
(in millions)
Beer
Net sales	$1,375.1	$1,239.2
Segment operating income	$520.0	$497.5
Long-lived tangible assets	$3,665.2	$3,081.1
Total assets	$14,674.7	$11,679.1
Capital expenditures	$136.5	$191.2
Depreciation and amortization	$49.5	$39.8

	For the Three Months Ended May 31,
	2018	2017
(in millions)
Wine and Spirits
Net sales:
Wine	$591.8	$602.1
Spirits	80.2	87.2
Net sales	$672.0	$689.3
Segment operating income	$167.8	$201.7
Income from unconsolidated investments	$4.8	$0.2
Long-lived tangible assets	$1,065.5	$982.2
Investments in equity method investees	$85.0	$77.3
Total assets	$7,093.1	$6,888.3
Capital expenditures	$27.8	$21.6
Depreciation and amortization	$24.4	$22.6

Corporate Operations and Other
Segment operating loss	$(50.2)	$(37.4)
Income (loss) from unconsolidated investments	$(0.1)	$0.2
Long-lived tangible assets	$85.1	$123.6
Investments in equity method investees	$42.2	$21.3
Total assets	$1,328.9	$392.0
Capital expenditures	$3.9	$4.3
Depreciation and amortization	$8.4	$9.1

Comparable Adjustments
Operating loss	$(12.2)	$(100.7)
Income from unconsolidated investments	$359.7	$—
Depreciation and amortization	$3.4	$—

Consolidated
Net sales	$2,047.1	$1,928.5
Operating income	$625.4	$561.1
Income from unconsolidated investments (1)	$364.4	$0.4
Long-lived tangible assets	$4,815.8	$4,186.9
Investments in equity method investees	$127.2	$98.6
Total assets	$23,096.7	$18,959.4
Capital expenditures	$168.2	$217.1
Depreciation and amortization	$85.7	$71.5
(1)    Income from unconsolidated investments consists of:

	For the Three Months Ended
	May 31, 2018	May 31, 2017
(in millions)
Unrealized gain on equity securities	$258.3	$—
Net gain on sale of unconsolidated investment	101.4	—
Equity in earnings from equity method investees	4.7	0.4
	$364.4	$0.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2018 Annual Report. This MD&A is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy, including a discussion of latest investment activity.

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

Strategy

Our overall strategy is to drive industry-leading growth and shareholder value by building premium brands that people love. We position our portfolio to benefit from industry premiumization trends, which we believe will continue to result in faster growth rates in the high-end of the beer, wine and spirits categories. We focus on developing our expertise in consumer insights and category management as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we focus on targeted acquisitions of businesses that are premium, growing, high-margin, consumer-led, have a low integration risk and/or fill a gap in our portfolio. We also strive to identify, meet and stay ahead of evolving consumer trends and market dynamics.

We strive to strengthen our portfolio of premium beer, wine and spirits brands and differentiate ourselves through:

•
leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio and to provide for cross promotional opportunities;

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

In connection with this strategy, we have almost tripled the production capacity of our brewery located in Nava, Coahuila, Mexico since its June 2013 acquisition. In addition, construction of a new, state-of-the-art brewery in Mexicali, Baja California, Mexico is underway and we are continuing to invest to expand the Obregon Brewery, which was acquired in December 2016. Expansion, construction and optimization efforts continue under our previously-announced Mexico beer expansion projects to align with our anticipated future growth expectations.

Our business strategy in the Wine and Spirits segment is to build an industry-leading portfolio of premium wine and spirits brands. We are investing to meet the evolving needs of consumers and building brands through consumer insights, sensory expertise, innovation and refreshing existing brands as we continue to focus on the premiumization of our branded wine and spirits portfolio. We dedicate a large share of our sales and marketing resources to some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories. These brands and/or portfolios of brands include:  7 Moons, Black Box, Casa Noble, Clos du Bois, Franciscan, High West, Kim Crawford, Mark West, Meiomi, Mount Veeder, Nobilo, Ravage, Robert Mondavi, Ruffino, Schrader, Simi, SVEDKA Vodka, The Dreaming Tree and the Charles Smith and Prisoner portfolios of brands. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

Investments

In November 2017, we acquired a 9.9% investment in Canopy Growth Corporation, an Ontario, Canada-based public company and leading provider of medicinal cannabis products, and warrants which give us the option to purchase an additional ownership interest in Canopy Growth Corporation. For First Quarter 2019 (as defined below), we recognized an unrealized gain of $258.3 million from the changes in fair value of the Canopy Investment and the Canopy Warrants, which is included in income from unconsolidated investments.

In June 2018, we acquired convertible debt securities issued by Canopy Growth Corporation. These convertible debt securities will be accounted for under the fair value option with unrealized holding gains and losses recognized in income from unconsolidated investments.

These transactions are consistent with our long-term strategy to identify, meet and stay ahead of evolving consumer trends and market dynamics. We expect the fair value of these investments to be volatile in future periods.

For additional information, refer to Note 5 of the Financial Statements.

Results of Operations

Financial Highlights

For the three months ended May 31, 2018 (“First Quarter 2019”), and May 31, 2017 (“First Quarter 2018”):

•
Our results of operations benefited primarily from continued improvements within the Beer segment and an unrealized gain from the changes in fair value of our investments in Canopy Growth Corporation and a net gain on the sale of the Accolade Wine Investment.

•
Net sales increased 6% primarily due to an increase in Beer net sales driven predominantly by volume growth within our Mexican beer portfolio, partially offset by a decrease in Wine and Spirits net sales due largely to unfavorable shipment volumes.

•
Operating income increased 11% largely due to the overlap of an impairment of intangible assets for First Quarter 2018. Consolidated operating income growth was tempered by planned increases in marketing spend, higher cost of goods sold and increased investment in the business.

•	Net income attributable to CBI and diluted net income per common share attributable to CBI increased 87% and 90%, respectively, primarily due to the factors discussed above.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	First Quarter 2019	First Quarter 2018
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$15.4	$(3.1)
Accelerated depreciation	(3.4)	—
Settlements of undesignated commodity derivative contracts	(1.5)	2.4
Loss on inventory write-down	(1.5)	—
Flow through of inventory step-up	(0.6)	(7.0)
Total cost of product sold	8.4	(7.7)

Selling, general and administrative expenses
Deferred compensation	(16.3)	—
Restructuring and other strategic business development costs	(4.3)	(1.4)
Impairment of intangible assets	—	(86.8)
Costs associated with the sale of the Canadian wine business and related activities	—	(3.2)
Transaction, integration and other acquisition-related costs	—	(1.6)
Total selling, general and administrative expenses	(20.6)	(93.0)
Comparable Adjustments, Operating loss	$(12.2)	$(100.7)

Income from unconsolidated investments	$359.7	$—

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

Selling, General and Administrative Expenses

Deferred Compensation

We recorded an adjustment related to prior periods to correct for previously unrecognized deferred compensation costs associated with certain employment agreements.

Restructuring and Other Strategic Business Development Costs

We recorded costs primarily in connection with the development of a program specifically intended to identify opportunities for further streamlining of processes and improving capabilities, linking strategy with execution, prioritizing resources and enabling an integrated digital platform.

Impairment of Intangible Assets

We recorded trademark impairment losses related to our Beer segment’s craft beer trademark asset. For additional information, refer to Note 5 of the Financial Statements included herein.

Income From Unconsolidated Investments

We recognized an unrealized gain from the changes in fair value of the Canopy Investment and the Canopy Warrants and a net gain in connection with the sale of our Accolade Wine Investment. For additional information, refer to Note 5 and Note 8 of the Financial Statements included herein.

First Quarter 2019 Compared to First Quarter 2018

Net Sales

	First Quarter 2019	First Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$1,375.1	$1,239.2	$135.9	11%
Wine and Spirits:
Wine	591.8	602.1	(10.3)	(2%)
Spirits	80.2	87.2	(7.0)	(8%)
Total Wine and Spirits	672.0	689.3	(17.3)	(3%)
Consolidated net sales	$2,047.1	$1,928.5	$118.6	6%

Beer Segment	First Quarter 2019	First Quarter 2018	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,375.1	$1,239.2	$135.9	11%

Shipment volume	77.9	71.7		8.6%

Depletion volume (1)				8.9%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to (i)  volume growth within our Mexican beer portfolio of $103.3 million, which benefited from continued consumer demand, increased marketing spend and new product introductions, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $23.8 million. Beer net sales for First Quarter 2019 also benefited from a temporary reduction in federal excise taxes of $9.6 million as a result of the December 2017 TCJ Act, which reduced the federal excise tax per barrel for all U.S. brewers and beer importers up to a maximum level of barrelage per calendar year. This benefit will not recur in the remaining months of calendar 2018 as we have reached the maximum level of barrelage through the first five months of calendar 2018.

Wine and Spirits Segment	First Quarter 2019	First Quarter 2018	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$672.0	$689.3	$(17.3)	(3%)

Shipment volume
Total	13.5	13.9		(2.9%)
U.S. Domestic	12.5	12.9		(3.1%)
U.S. Domestic Focus Brands	7.8	7.7		1.3%

Depletion volume (1)
U.S. Domestic				(3.6%)
U.S. Domestic Focus Brands				0.4%
The decrease in Wine and Spirits net sales is primarily due to lower branded wine and spirits volume of $17.2 million largely attributable to an overlap of strong volume for First Quarter 2018 for the segment’s Meiomi branded wine product as a result of supply constraints in certain markets for the fourth quarter of fiscal 2017.

Gross Profit

	First Quarter 2019	First Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$749.4	$680.5	$68.9	10%
Wine and Spirits	290.8	315.5	(24.7)	(8%)
Comparable Adjustments	8.4	(7.7)	16.1	NM
Consolidated gross profit	$1,048.6	$988.3	$60.3	6%

NM = Not meaningful

The increase in Beer is primarily due to the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $57.2 million and $23.8 million, respectively, partially offset by higher cost of product sold for our Mexican beer business of $16.2 million. The higher cost of product sold is predominantly due to (i)  increased transportation costs of $9.3 million and (ii)  incremental operational costs of $4.9 million. The higher operational costs are largely attributable to higher depreciation, brewery maintenance and compensation and benefits, partially offset by brewery sourcing benefits.

The decrease in Wine and Spirits is primarily due to higher cost of product sold of $17.1 million and lower branded wine and spirits volume of $8.2 million. The higher cost of product sold is largely attributable to higher raw material costs, including grape, bulk wine and imported vodka costs, as well as increased transportation costs.

Gross profit as a percent of net sales remained relatively flat for First Quarter 2019 compared to First Quarter 2018 at 51.2%. This was largely due to a favorable change in Comparable Adjustments and the favorable impact from Beer pricing in select markets, which contributed approximately 50 basis points and 35 basis points of rate growth, respectively, offset by the higher cost of product sold within the Wine and Spirits and Beer segments, which resulted in approximately 100 basis points of rate decline.

Selling, General and Administrative Expenses

	First Quarter 2019	First Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$229.4	$183.0	$46.4	25%
Wine and Spirits	123.0	113.8	9.2	8%
Corporate Operations and Other	50.2	37.4	12.8	34%
Comparable Adjustments	20.6	93.0	(72.4)	NM
Consolidated selling, general and administrative expenses	$423.2	$427.2	$(4.0)	(1%)

The increase in Beer is due to an increase in marketing spend of $27.5 million and general and administrative expenses of $18.9 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions. The increase in general and administrative expenses is predominately driven by higher expenses supporting the growth of the business, including compensation and benefits associated primarily with increased headcount and information technology. The increase in Wine and Spirits is primarily due to an increase in marketing spend of $7.4 million driven largely by planned investment supporting this portfolio. The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to increases in compensation and benefits of $8.0 million and consulting of $5.1 million, both largely attributable to supporting our growth initiatives.

Selling, general and administrative expenses as a percent of net sales decreased to 20.7% for First Quarter 2019 as compared with 22.2% for First Quarter 2018. The decrease is largely attributable to the favorable change in Comparable Adjustments, which contributed approximately 380 basis points to the rate decline. Growth in Beer and Wine and Spirits selling, general and administrative expenses exceeding the growth in each respective segment’s net sales resulted in approximately 165 basis points of rate growth and the increase in Corporate Operations and Other general and administrative expenses resulted in approximately 70 basis points of rate growth. Although we expect an overall increase in marketing spend for Fiscal 2019, the increased spend is more heavily weighted to the first half of fiscal 2019.

Operating Income

	First Quarter 2019	First Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$520.0	$497.5	$22.5	5%
Wine and Spirits	167.8	201.7	(33.9)	(17%)
Corporate Operations and Other	(50.2)	(37.4)	(12.8)	(34%)
Comparable Adjustments	(12.2)	(100.7)	88.5	NM
Consolidated operating income	$625.4	$561.1	$64.3	11%

The increase in Beer is primarily attributable to the strong volume growth, partially offset by the planned increase in marketing spend. The decrease in Wine and Spirits was driven largely by the higher cost of product sold combined with the lower shipment volumes for First Quarter 2019.

Income From Unconsolidated Investments

Income from unconsolidated investments increased to $364.4 million for First Quarter 2019 from $0.4 million for First Quarter 2018, an increase of $364.0 million. This increase is driven largely by an unrealized gain from the changes in fair value of the Canopy Investment and the Canopy Warrants of $258.3 million and a net gain in connection with the sale of our Accolade Wine Investment of $101.4 million.

Interest Expense

Interest expense increased to $87.8 million for First Quarter 2019 from $82.4 million for First Quarter 2018, an increase of $5.4 million, or 7%. This increase is primarily due to higher average borrowings of approximately $865 million. The higher average borrowings are primarily attributable to the significant purchases of treasury stock during Fiscal 2018.

Provision for Income Taxes

Our effective tax rate for First Quarter 2019 and First Quarter 2018 was 17.3% and 15.1%, respectively. For First Quarter 2019, our effective tax rate benefited from the new, lower federal statutory rate of 21% associated with the December 2017 enactment of the TCJ Act, as compared to the federal statutory rate of 35% in effect for First Quarter 2018. Our effective tax rate also benefited from the reversal of valuation allowances in connection with the sale of our Accolade Wine Investment. These benefits were offset primarily by higher tax on foreign earnings as a result of the TCJ Act and a lower net income tax benefit from stock-based compensation award activity as a result of (i)  the rate reduction under the TCJ Act and (ii)  lower First Quarter 2019 vesting and settlement award activity.

As noted, the TCJ Act was signed into law in December 2017. The TCJ Act significantly changes U.S. corporate income taxes. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on unremitted earnings of foreign subsidiaries and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. In the fourth quarter of fiscal 2018, we recorded a provisional net income tax benefit associated with the enactment of the TCJ Act. We did not record any material adjustments to this provisional amount for First Quarter 2019. However, as we complete our analysis of the TCJ Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, we may adjust the recorded provisional amounts in subsequent reporting periods. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.

For additional information, refer to Note 10 of the Financial Statements included herein.

Net Income Attributable to CBI

Net income attributable to CBI increased to $743.8 million for First Quarter 2019 from $398.5 million for First Quarter 2018, an increase of $345.3 million, or 87%. This increase is largely attributable to the unrealized gain from the changes in fair value of the Canopy Investment and the Canopy Warrants of $258.3 million and the net gain on the sale of the Accolade Wine Investment of $101.4 million. Solid operating performance from Beer contributed an additional $22.5 million of operating income, which was more than offset by the lower operating income from Wine and Spirits of $33.9 million.

Financial Liquidity and Capital Resources

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock and make strategic acquisitions that we believe will enhance stockholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. Additionally, we have a commercial paper program which we use to fund our short-term borrowing requirements and to maintain our access to the capital markets. We will continue to use our short-term borrowings, including our commercial paper program and our accounts receivable securitization facilities, to support our working capital requirements and capital expenditures.

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

Cash Flows

	First Quarter 2019	First Quarter 2018	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$504.0	$381.6	$122.4
Investing activities	(53.5)	(221.3)	167.8
Financing activities	(329.2)	(141.6)	(187.6)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	3.0	(4.6)
Net increase in cash and cash equivalents	$119.7	$21.7	$98.0

Operating Activities

The increase in net cash provided by operating activities for First Quarter 2019 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s strong operating results, and lower income tax payments largely attributable to the receipt of a federal tax refund for First Quarter 2019 as compared to tax payments for First Quarter 2018. Net cash provided by operating activities also benefited from the timing of collections on accounts receivable in the Wine and Spirits segment.

Investing Activities

The decrease in net cash used in investing activities for First Quarter 2019 is primarily due to proceeds from the sale of our Accolade Wine Investment of $110.2 million and lower capital expenditures of $48.9 million for First Quarter 2019.

Financing Activities

The increase in net cash used in financing activities consists of:

	First Quarter 2019	First Quarter 2018	Dollar Change
(in millions)
Dividends paid	$(140.5)	$(100.5)	$(40.0)
Purchases of treasury stock	(100.0)	—	(100.0)
Net payments of debt, current and long-term, and related activities	(83.4)	(35.4)	(48.0)
Net cash used in stock-based compensation activities	(5.3)	(5.7)	0.4
Net cash used in financing activities	$(329.2)	$(141.6)	$(187.6)

Debt

Total debt outstanding as of May 31, 2018, amounted to $10.1 billion, a decrease of $79.7 million from February 28, 2018.

The majority of our outstanding borrowings as of May 31, 2018, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2019 to calendar 2048, and a variable-rate senior unsecured term loan facility under our 2017 Credit Agreement with a calendar 2024 maturity.

Additionally, we have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $1.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2017 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2017 Credit Agreement.

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

We had the following borrowing capacity available under our 2017 Credit Agreement and our accounts receivable securitization facilities:

	Remaining Borrowing Capacity
	May 31, 2018	June 25, 2018
(in millions)
Revolving Credit Facility (1)	$1,111.1	$850.6
CBI Facility	$52.4	$234.4
Crown Facility	$181.3	$235.0

(1)	Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2017 Credit Agreement and outstanding borrowings under our commercial paper program.

The financial institutions participating in our 2017 Credit Agreement and our accounts receivable securitization facilities have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of May 31, 2018, we also have additional credit arrangements totaling $496.3 million, with $279.1 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations, as well as our glass production plant joint venture.

We and our subsidiaries are subject to covenants that are contained in the 2017 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in the 2017 Credit Agreement. As of May 31, 2018, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of May 31, 2018, we were in compliance with all of our covenants under both our senior credit facility and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2018 Annual Report and Note 9 of the Financial Statements included herein.

Common Stock Dividends

On June 28, 2018, our Board of Directors declared a quarterly cash dividend of $0.74 per share of Class A Common Stock, $0.67 per share of Class B Convertible Common Stock and $0.67 per share of Class 1 Common Stock payable on August 24, 2018, to stockholders of record of each class on August 10, 2018.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of our 2018 Annual Report.

Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. Shares repurchased under this authorization have become treasury shares.

As of May 31, 2018, total shares repurchased under this authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$591.6	2,730,375

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

For additional information, refer to Note 15 of our consolidated financial statements included in our 2018 Annual Report and Note 11 of the Financial Statements included herein.

Accounting Guidance

Refer to Note 2 of the Financial Statements included herein for information on recently adopted accounting guidance and accounting guidance not yet adopted.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future operations, future financial position, expected effective tax rates and anticipated tax liabilities and adjustments to recorded provisional income tax amounts, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes and other governmental rules and regulations, (iii) information concerning the future expected balance of supply and demand for our products, (iv)  timing and source of funds for operating activities, (v)  the manner, timing and duration of the share repurchase program and source of funds for share repurchases, (vi)  the amount and timing of future dividends, and (vii)  the volatility of the fair value of our investments in Canopy Growth Corporation, and (II)  the statements regarding our beer operations expansion, construction and optimization activities, including anticipated costs and timeframes for completion, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for our products will vary from current expectations due to, among other reasons, actual raw material supply, actual shipments to distributors and actual consumer demand, (ii)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (iii) the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the beer operations expansion activities, and other factors as determined by management from time to time, (iv)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (v)  the fair value of our investments in Canopy Growth Corporation may vary due to market and economic conditions in Canopy Growth Corporation’s locations, and (vi)  the timeframe and actual costs associated with the beer operations expansion, construction and optimization activities may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of all required regulatory approvals by the expected dates and on the expected terms and other factors as determined by management. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2018 Annual Report.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or investments outside the U.S. As of May 31, 2018, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 80% of our balance sheet exposures and forecasted transactional exposures for the remaining nine months of fiscal 2019 were hedged as of May 31, 2018.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2018, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, aluminum and natural gas prices. Approximately 70% of our forecasted transactional exposures for the remaining nine months of fiscal 2019 were hedged as of May 31, 2018.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
(in millions)
Foreign currency contracts	$2,073.1	$1,287.2	$(51.3)	$2.9	$136.5	$(72.4)
Commodity derivative contracts	$215.1	$165.8	$17.4	$(6.8)	$(19.9)	$14.0

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of May 31, 2017, we had outstanding cash flow designated interest rate swap contracts which fixed LIBOR interest rates (to minimize interest rate volatility) on $250.0 million of our floating LIBOR rate debt. We had no cash flow designated interest rate swap contracts outstanding as of May 31, 2018.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
(in millions)
Fixed interest rate debt	$8,782.9	$5,488.6	$(8,590.9)	$(5,760.4)	$(491.8)	$(360.9)
Variable interest rate debt	$1,397.7	$3,782.3	$(1,384.4)	$(3,764.4)	$(30.7)	$(93.4)
Interest rate swap contracts	$—	$250.0	$—	$3.7	$—	$6.9

For additional discussion on our market risk, refer to Notes 4 and 5 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
March 1 – 31, 2018	—	$—	—	$2,508,369,668
April 1 – 30, 2018	137,211	$227.25	137,211	$2,477,187,787
May 1 – 31, 2018	313,297	$219.65	313,297	$2,408,371,308
Total	450,508	$221.97	450,508

(1)
In January 2018, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. The Board of Directors did not specify a date upon which the 2018 Authorization would expire. Share repurchases for the periods included herein were effected through open market transactions.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

INDEX TO EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.3
Amended and Restated By-Laws of the Company, amended as of February 12, 2018 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018 and incorporated herein by reference).

4.1
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

4.2
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (no longer outstanding) (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

4.3
Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference). #

4.4
Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference). #

4.5
Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). #

4.6
Supplemental Indenture No. 6, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference).

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

4.18
Supplemental Indenture No. 18 with respect to 3.200% Senior Notes due 2023, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 7, 2018 filed February 7, 2018 and incorporated herein by reference).

4.19
Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 7, 2018 filed February 7, 2018 and incorporated herein by reference).

4.20
Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 7, 2018 filed February 7, 2018 and incorporated herein by reference).

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

10.3
Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2018, filed March 29, 2018 and incorporated herein by reference). *

10.4
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2018) ( filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.5
Form of Restricted Stock Unit Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018) ( filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.6
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018) ( filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.7
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain of its Other Executive Officers (including Christopher Stenzel, James O. Bourdeau and James A. Sabia, Jr.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2017 and incorporated herein by reference). *

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2018 and February 28, 2018, (ii) Consolidated Statements of Comprehensive Income for the three months ended May 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

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

CONSTELLATION BRANDS, INC.

Date:	June 29, 2018	By:	/s/ Thomas M. McCorry
Thomas M. McCorry, Senior Vice President and Controller

Date:	June 29, 2018	By:	/s/ David Klein
David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)