Form 10-Q
period 2018-08-31
CONSTELLATION BRANDS, INC.
filed 2018-10-04
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of September 30, 2018, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	166,138,226
Class B Common Stock, par value $.01 per share	23,316,633
Class 1 Common Stock, par value $.01 per share	9,413

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	August 31, 2018	February 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$206.1	$90.3
Accounts receivable	951.2	776.2
Inventories	1,941.9	2,084.0
Prepaid expenses and other	486.3	523.5
Total current assets	3,585.5	3,474.0
Property, plant and equipment	4,947.7	4,789.7
Goodwill	8,082.6	8,083.1
Intangible assets	3,308.9	3,304.8
Other assets	4,172.8	887.1
Total assets	$24,097.5	$20,538.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$717.1	$746.8
Current maturities of long-term debt	18.9	22.3
Accounts payable	734.9	592.2
Other accrued expenses and liabilities	691.6	678.3
Total current liabilities	2,162.5	2,039.6
Long-term debt, less current maturities	9,187.6	9,417.6
Other liabilities	1,212.2	1,089.8
Total liabilities	12,562.3	12,547.0
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 259,080,165 shares and 258,718,356 shares, respectively	2.6	2.6
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,327,743 shares and 28,335,387 shares, respectively	0.3	0.3
Additional paid-in capital	2,865.3	2,825.3
Retained earnings	13,012.9	9,157.2
Accumulated other comprehensive loss	(304.6)	(202.9)
	15,576.5	11,782.5
Less: Treasury stock –
Class A Common Stock, at cost, 92,971,811 shares and 90,743,239 shares, respectively	(4,306.0)	(3,805.2)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(4,308.2)	(3,807.4)
Total CBI stockholders’ equity	11,268.3	7,975.1
Noncontrolling interests	266.9	16.6
Total stockholders’ equity	11,535.2	7,991.7
Total liabilities and stockholders’ equity	$24,097.5	$20,538.7

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2018	2017	2018	2017
Sales	$4,755.7	$4,408.9	$2,525.7	$2,300.6
Excise taxes	(409.5)	(392.5)	(226.6)	(212.7)
Net sales	4,346.2	4,016.4	2,299.1	2,087.9
Cost of product sold	(2,129.4)	(1,959.4)	(1,130.9)	(1,019.2)
Gross profit	2,216.8	2,057.0	1,168.2	1,068.7
Selling, general and administrative expenses	(826.4)	(778.6)	(403.2)	(351.4)
Operating income	1,390.4	1,278.4	765.0	717.3
Income from unconsolidated investments	1,052.8	0.6	688.4	0.2
Interest expense	(175.8)	(163.7)	(88.0)	(81.3)
Loss on extinguishment of debt	—	(8.8)	—	(2.1)
Income before income taxes	2,267.4	1,106.5	1,365.4	634.1
Provision for income taxes	(369.8)	(201.4)	(214.1)	(130.0)
Net income	1,897.6	905.1	1,151.3	504.1
Net income attributable to noncontrolling interests	(4.3)	(5.0)	(1.8)	(2.5)
Net income attributable to CBI	$1,893.3	$900.1	$1,149.5	$501.6

Comprehensive income	$1,793.5	$1,236.1	$1,232.6	$635.6
Comprehensive income attributable to noncontrolling interests	(1.9)	(23.6)	(9.1)	(9.1)
Comprehensive income attributable to CBI	$1,791.6	$1,212.5	$1,223.5	$626.5

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$10.03	$4.66	$6.11	$2.59
Basic – Class B Convertible Common Stock	$9.11	$4.23	$5.55	$2.36

Diluted – Class A Common Stock	$9.64	$4.47	$5.87	$2.49
Diluted – Class B Convertible Common Stock	$8.89	$4.13	$5.41	$2.30

Weighted average common shares outstanding:
Basic – Class A Common Stock	167.617	171.821	167.172	172.087
Basic – Class B Convertible Common Stock	23.325	23.341	23.323	23.338

Diluted – Class A Common Stock	196.468	201.199	195.907	201.346
Diluted – Class B Convertible Common Stock	23.325	23.341	23.323	23.338

Cash dividends declared per common share:
Class A Common Stock	$1.48	$1.04	$0.74	$0.52
Class B Convertible Common Stock	$1.34	$0.94	$0.67	$0.47

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,897.6	$905.1

Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on securities measured at fair value	(950.4)	—
Gain on sale of unconsolidated investment	(99.8)	—
Deferred tax provision	202.3	12.2
Depreciation	168.8	140.9
Stock-based compensation	35.9	28.9
Loss on extinguishment of debt and amortization of debt issuance costs	8.9	14.4
Impairment and amortization of intangible assets	3.0	89.7
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(173.8)	(116.7)
Inventories	123.8	49.2
Prepaid expenses and other current assets	(49.0)	(89.7)
Accounts payable	111.0	40.2
Deferred revenue	35.6	27.4
Other accrued expenses and liabilities	15.6	(29.5)
Other	9.0	30.8
Total adjustments	(559.1)	197.8
Net cash provided by operating activities	1,338.5	1,102.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(370.6)	(505.1)
Investment in debt securities	(150.5)	—
Purchases of businesses, net of cash acquired	(20.2)	(131.8)
Proceeds from sale of unconsolidated investment	110.2	—
Proceeds from sales of assets	44.7	0.8
Other investing activities	(2.4)	(4.5)
Net cash used in investing activities	(388.8)	(640.6)

Cash flows from financing activities:
Purchases of treasury stock	(504.3)	(14.3)
Dividends paid	(279.1)	(201.0)
Net proceeds from (repayments of) short-term borrowings	(32.4)	206.6
Principal payments of long-term debt	(23.5)	(4,517.9)
Payments of debt issuance costs	(13.6)	(20.2)
Payments of minimum tax withholdings on stock-based payment awards	(13.5)	(22.5)
Proceeds from shares issued under equity compensation plans	21.5	32.0
Proceeds from issuance of long-term debt	12.0	4,017.0
Net cash used in financing activities	(832.9)	(520.3)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	6.2

Net increase (decrease) in cash and cash equivalents	115.8	(51.8)
Cash and cash equivalents, beginning of period	90.3	177.4
Cash and cash equivalents, end of period	$206.1	$125.6

Supplemental disclosures of noncash investing and financing activities:
Additions to property, plant and equipment	$147.2	$172.8
Conversion of long-term debt to noncontrolling equity interest	$248.4	$—
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2018
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

The effects of the retrospective application method on our consolidated financial statements for the periods presented in this report were as follows:

	As Previously Reported	Revenue Recognition Adjustments	As Adjusted
(in millions, except per share data)
Consolidated Balance Sheet at February 28, 2018
Other accrued expenses and liabilities	$583.4	$94.9	$678.3
Total current liabilities	$1,944.7	$94.9	$2,039.6
Other liabilities (including deferred income taxes – as previously reported, $718.3 million; as adjusted, $694.4 million)	$1,113.7	$(23.9)	$1,089.8
Total liabilities	$12,476.0	$71.0	$12,547.0
Retained earnings	$9,228.2	$(71.0)	$9,157.2
Total stockholders’ equity	$8,062.7	$(71.0)	$7,991.7

	As Previously Reported	Revenue Recognition Adjustments	As Adjusted
(in millions, except per share data)
Consolidated Statement of Comprehensive Income for the Six Months Ended August 31, 2017
Sales	$4,412.5	$(3.6)	$4,408.9
Net sales	$4,020.0	$(3.6)	$4,016.4
Gross profit	$2,060.6	$(3.6)	$2,057.0
Operating income	$1,282.0	$(3.6)	$1,278.4
Income before income taxes	$1,110.1	$(3.6)	$1,106.5
Provision for income taxes	$(202.8)	$1.4	$(201.4)
Net income	$907.3	$(2.2)	$905.1
Net income attributable to CBI	$902.3	$(2.2)	$900.1
Comprehensive income attributable to CBI	$1,214.7	$(2.2)	$1,212.5

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$4.67	$(0.01)	$4.66
Basic – Class B Convertible Common Stock	$4.24	$(0.01)	$4.23

Diluted – Class A Common Stock	$4.48	$(0.01)	$4.47
Diluted – Class B Convertible Common Stock	$4.14	$(0.01)	$4.13

Consolidated Statement of Comprehensive Income for the Three Months Ended August 31, 2017
Sales	$2,297.2	$3.4	$2,300.6
Net sales	$2,084.5	$3.4	$2,087.9
Gross profit	$1,065.3	$3.4	$1,068.7
Operating income	$713.9	$3.4	$717.3
Income before income taxes	$630.7	$3.4	$634.1
Provision for income taxes	$(128.7)	$(1.3)	$(130.0)
Net income	$502.0	$2.1	$504.1
Net income attributable to CBI	$499.5	$2.1	$501.6
Comprehensive income attributable to CBI	$624.4	$2.1	$626.5

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$2.58	$0.01	$2.59
Basic – Class B Convertible Common Stock	$2.35	$0.01	$2.36

Diluted – Class A Common Stock	$2.48	$0.01	$2.49
Diluted – Class B Convertible Common Stock	$2.29	$0.01	$2.30

The adoption of the revenue recognition guidance had no impact to cash flows from operating, financing or investing activities in our consolidated statement of cash flows for the six months ended August 31, 2017.

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

3.    INVENTORIES:

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor and overhead and consist of the following:

	August 31, 2018	February 28, 2018
(in millions)
Raw materials and supplies	$139.4	$160.8
In-process inventories	1,256.6	1,382.8
Finished case goods	545.9	540.4
	$1,941.9	$2,084.0

Related party transactions and arrangements –
We have an equally-owned glass production plant joint venture with Owens-Illinois. We have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements were $123.7 million and $199.1 million for the six months ended August 31, 2018, and August 31, 2017, respectively, and $54.7 million and $101.9 million for the three months ended August 31, 2018, and August 31, 2017, respectively.

4.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2018 Annual Report and have not changed significantly for the six months and three months ended August 31, 2018.

The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2018	February 28, 2018
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,754.3	$1,465.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts (see Note 16)	$3,439.5	$440.6
Commodity derivative contracts	$224.5	$177.5
Interest rate swap contracts (see Note 16)	$1,250.0	$—

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2018, the estimated fair value of derivative instruments in a net liability position due to counterparties was $11.1 million. If we were required to settle the net liability position under these derivative instruments on August 31, 2018, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	August 31, 2018	February 28, 2018		August 31, 2018	February 28, 2018
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$15.7	$21.2	Other accrued expenses and liabilities	$14.1	$7.8
Other assets	$18.8	$17.0	Other liabilities	$13.8	$9.9

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.4	$2.1	Other accrued expenses and liabilities	$6.2	$2.2
Commodity derivative contracts:
Prepaid expenses and other	$8.4	$6.3	Other accrued expenses and liabilities	$2.2	$3.0
Other assets	$4.4	$2.8	Other liabilities	$2.5	$2.6
Interest rate swap contracts:
Prepaid expenses and other	$2.7	$—

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income	Net Gain (Loss) Reclassified from AOCI to Income
(in millions)
For the Six Months Ended August 31, 2018
Foreign currency contracts	$(7.1)	Sales	$0.1
		Cost of product sold	4.7
	$(7.1)		$4.8

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income	Net Gain (Loss) Reclassified from AOCI to Income
(in millions)
For the Six Months Ended August 31, 2017
Foreign currency contracts	$62.4	Sales	$0.1
		Cost of product sold	(2.0)
Interest rate swap contracts	(2.4)	Interest expense	(0.1)
	$60.0		$(2.0)

For the Three Months Ended August 31, 2018
Foreign currency contracts	$34.8	Sales	$—
		Cost of product sold	0.6
	$34.8		$0.6

For the Three Months Ended August 31, 2017
Foreign currency contracts	$23.8	Sales	$(0.2)
		Cost of product sold	0.7
Interest rate swap contracts	(0.4)	Interest expense	—
	$23.4		$0.5

We expect $1.7 million of net gains, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Six Months Ended August 31, 2018
Commodity derivative contracts	Cost of product sold	$9.6
Foreign currency contracts	Selling, general and administrative expenses	(28.1)
Interest rate swap contracts	Interest expense	2.7
		$(15.8)

For the Six Months Ended August 31, 2017
Commodity derivative contracts	Cost of product sold	$0.8
Foreign currency contracts	Selling, general and administrative expenses	6.4
		$7.2

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Three Months Ended August 31, 2018
Commodity derivative contracts	Cost of product sold	$(5.8)
Foreign currency contracts	Selling, general and administrative expenses	(26.2)
Interest rate swap contracts	Interest expense	2.7
		$(29.3)

For the Three Months Ended August 31, 2017
Commodity derivative contracts	Cost of product sold	$3.9
Foreign currency contracts	Selling, general and administrative expenses	1.7
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

Foreign currency and commodity derivative contracts: The fair value is estimated using market-based inputs, obtained from independent pricing services, entered into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, market commodity prices, interest-rate yield curves and currency volatilities, as applicable (Level 2 fair value measurement).
Interest rate swap contracts: The fair value is estimated based on quoted market prices from respective counterparties. Quotes are corroborated by using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services (Level 2 fair value measurement).

Equity securities: In November 2017, we acquired (i)  a 9.9% ownership interest in Ontario, Canada-based Canopy Growth Corporation (the “Original Canopy Investment”), a public company and leading provider of medicinal cannabis products (“Canopy”), and (ii)  warrants which give us the option to purchase an additional ownership interest in Canopy Growth Corporation (the “Original Canopy Warrants”) for C$245.0 million, or $191.3 million (see Note 16). The Canopy Warrants expire in May 2020. For the six months and three months ended August 31, 2018, we recognized unrealized gains of $896.9 million and $638.6 million, respectively, from the changes in fair value of the Original Canopy Investment and the Original Canopy Warrants, which are included in income from unconsolidated investments. The fair value of the Original Canopy Investment is calculated by using the closing market price of the underlying equity security (Level 1 fair value measurement). The fair value of the Original Canopy Warrants is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement). As of August 31, 2018, the assumptions used to estimate the fair value of the Original Canopy Warrants are as follows:

Expected life (1)	1.7 years
Expected volatility (2)	73.6%
Risk-free interest rate (3)	2.0%
Expected dividend yield (4)	0.0%

(1)	Based on the expiration date of the warrants.

(2)	Based on historical volatility levels of the underlying equity security.

(3)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expected life.

(4)	Based on historical dividend levels.
Debt securities, Convertible: In June 2018, we acquired convertible debt securities issued by Canopy for C$200.0 million, or $150.5 million (the “Canopy Debt Securities”). We have elected the fair value option to account for the Canopy Debt Securities. This provides the greatest level of consistency with the accounting treatment for the Original Canopy Warrants. Additionally, interest income on the Canopy Debt Securities is calculated using the effective interest method and is recognized separately from the changes in fair value within interest expense. The Canopy Debt Securities have a contractual maturity of five years from the date of issuance, but may be converted prior to maturity by either party upon the occurrence of certain events. At settlement, the Canopy Debt Securities can be settled at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof. For the six months and three months ended August 31, 2018, we recognized an unrealized gain of $53.5 million from the changes in fair value of the Canopy Debt Securities, which is included in income from unconsolidated investments. The fair value is estimated using a binomial lattice option-pricing model (Level 2 fair value measurement). As of August 31, 2018, the assumptions used to estimate the fair value of the Canopy Debt Securities are as follows:

Remaining term (1)	4.9 years
Expected volatility (2)	43.0%
Risk-free interest rate (3)	2.2%
Expected dividend yield (4)	0.0%

(1)	Based on the contractual maturity date of the notes.

(2)	Based on historical volatility levels of the underlying equity security reduced to account for certain risks not incorporated into the option-pricing model.

(3)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the debt securities.

(4)	Based on historical dividend levels.
Debt securities, Available-for-sale (“AFS”): The fair value is estimated by discounting cash flows using market-based inputs (Level 3 fair value measurement) (see Note 8).
Short-term borrowings: The revolving credit facility under our senior credit facility is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon our debt rating (as defined in our senior credit facility). Its fair value is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The remaining instruments, including our commercial paper and accounts receivable securitization facilities, are variable interest rate bearing notes for which the carrying value approximates the fair value.
Long-term debt: The term loan under our senior credit facility is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon our debt rating. The fair value of the term loan is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The fair value of the remaining long-term debt, which is primarily fixed interest rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate fair value as of August 31, 2018, and February 28, 2018, due to the relatively short maturity of these instruments. As of August 31, 2018, the carrying amount of long-term debt, including the current portion, was $9,206.5 million, compared with an estimated fair value of $9,015.6 million. As of February 28, 2018, the carrying amount of long-term debt, including the current portion, was $9,439.9 million, compared with an estimated fair value of $9,398.4 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2018
Assets:
Foreign currency contracts	$—	$36.9	$—	$36.9
Commodity derivative contracts	$—	$12.8	$—	$12.8
Interest rate swap contracts	$—	$2.7	$—	$2.7
Equity securities	$863.3	$689.1	$—	$1,552.4
Canopy Debt Securities	$—	$206.8	$—	$206.8
Liabilities:
Foreign currency contracts	$—	$34.1	$—	$34.1
Commodity derivative contracts	$—	$4.7	$—	$4.7

February 28, 2018
Assets:
Foreign currency contracts	$—	$40.3	$—	$40.3
Commodity derivative contracts	$—	$9.1	$—	$9.1
Equity securities	$402.4	$253.2	$—	$655.6
Debt securities, AFS	$—	$—	$16.6	$16.6
Liabilities:
Foreign currency contracts	$—	$19.9	$—	$19.9
Commodity derivative contracts	$—	$5.6	$—	$5.6

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

6.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2017	$5,053.0	$2,867.5	$7,920.5
Purchase accounting allocations (1)	63.9	56.2	120.1
Foreign currency translation adjustments	40.7	1.8	42.5
Balance, February 28, 2018	5,157.6	2,925.5	8,083.1
Purchase accounting allocations (2)	19.7	0.5	20.2
Foreign currency translation adjustments	(10.8)	(9.9)	(20.7)
Balance, August 31, 2018	$5,166.5	$2,916.1	$8,082.6

(1)
Purchase accounting allocations associated primarily with the acquisitions of a brewery operation business in Obregon, Sonora, Mexico (the “Obregon Brewery”) ($13.8 million) and Funky Buddha (Beer), and Schrader Cellars (Wine and Spirits). See defined acquisition terms below.

(2)	Preliminary purchase accounting allocations associated primarily with the acquisition of Four Corners (Beer). See defined acquisition term below.
Acquisitions –
Four Corners:
In July 2018, we acquired the Four Corners Brewing Company LLC business, a portfolio of high-performing, dynamic and bicultural, Texas-based craft beers (“Four Corners”). This transaction primarily included the acquisition of operations, goodwill, property, plant and equipment, and trademarks, plus an earn-out over five years based on the performance of the brands. The results of operations of Four Corners are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.
Other:
During the year ended February 28, 2018, we completed the acquisitions of other businesses, including the Funky Buddha Brewery LLC business, which included a portfolio of high-quality, Florida-based craft beers (“Funky Buddha”), and the Schrader Cellars, LLC business, which included a collection of highly-rated, limited-

production fine wines (“Schrader Cellars”). The total combined purchase price for these acquisitions was $149.8 million. The purchase price for each acquisition was primarily allocated to goodwill and trademarks. In addition, the purchase price for Funky Buddha includes an earn-out over five years based on the performance of the brands. The results of operations of these acquired brands are reported in the respective segment and have been included in our consolidated results of operations from their respective date of acquisition.

Subsequent event:
Subsequent to August 31, 2018, we acquired a business in Italy, consisting primarily of a production facility, vineyards and inventory, to provide for additional processing and sourcing capabilities for our Italian wine portfolio.

7.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	August 31, 2018		February 28, 2018
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.9	$41.7	$89.8	$44.2
Other	20.3	1.1	20.3	1.4
Total	$110.2	42.8	$110.1	45.6

Nonamortizable intangible assets
Trademarks		3,266.1		3,259.2
Total intangible assets		$3,308.9		$3,304.8

We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2018, and August 31, 2017. Net carrying amount represents the gross carrying value net of accumulated amortization.

8.    OTHER ASSETS:

The major components of other assets are as follows:

	August 31, 2018	February 28, 2018
(in millions)
Deferred income taxes (see Note 2)	$2,177.8	$—
Investments in securities measured at fair value	1,759.2	672.2
Investments in equity method investees	120.3	121.5
Other	115.5	93.4
	$4,172.8	$887.1

Sale of Accolade Wine Investment –
In May 2018, we completed the sale of our remaining interest in our previously-owned Australian and European business ( the “Accolade Wine Investment”) for A$149.1 million, or $113.6 million, subject to closing adjustments. We received cash proceeds, net of direct costs to sell, of $110.2 million and a note receivable of $3.4 million. This interest consisted of an investment accounted for under the cost method and AFS debt securities. For the six months and three months ended August 31, 2018, we recognized a net gain (loss) of $99.8 million and ($1.6) million, respectively, in connection with this transaction. This net gain (loss) is included in income from unconsolidated investments.

9.    BORROWINGS:

Borrowings consist of the following:

	August 31, 2018			February 28, 2018
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Senior credit facility, Revolving credit loans	$56.0			$79.0
Commercial paper	652.1			266.9
Other	9.0			400.9
	$717.1			$746.8

Long-term debt
Senior credit facility, Term loans	$5.0	$490.2	$495.2	$497.7
Senior notes	—	8,680.7	8,680.7	8,674.2
Other	13.9	16.7	30.6	268.0
	$18.9	$9,187.6	$9,206.5	$9,439.9

Senior credit facility –
The Company, CIH International S.à r.l., a wholly-owned indirect subsidiary of ours (“CIH”), CB International Finance S.à r.l., a wholly-owned indirect subsidiary of ours (“CB International”) (together with CIH, the “European Borrowers”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders were parties to a credit agreement, as amended and restated (the “2017 Credit Agreement”).

In August 2018, the Company, CIH, CB International, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “August 2018 Restatement Agreement”) that amended and restated the 2017 Credit Agreement (as amended and restated by the August 2018 Restatement Agreement, the “August 2018 Credit Agreement”) (see Note 16). The principal changes effected by the August 2018 Restatement Agreement were:

•	The removal of CIH as a borrower under the August 2018 Credit Agreement;

•	The termination of a cross-guarantee agreement by the European Borrowers; and

•	The addition of a mechanism to provide for the replacement of LIBOR with an alternative benchmark rate in certain circumstances where LIBOR cannot be adequately ascertained or available.

As of August 31, 2018, the August 2018 Credit Agreement provides for aggregate credit facilities of $2,000.0 million, consisting of the following:

	Amount	Maturity
(in millions)
Revolving Credit Facility (1) (2)	$1,500.0	July 14, 2022
U.S. Term A-1 Facility (1) (3)	500.0	July 14, 2024
	$2,000.0

(1)
Contractual interest rate varies based on our debt rating (as defined in the August 2018 Credit Agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin, or, in certain circumstances where LIBOR cannot be adequately ascertained or available, an alternative benchmark rate plus a margin.

(2)
Consists of a $190.0 million U.S. Revolving Credit Facility and a $1,310.0 million European Revolving Credit Facility. We are the borrower under the $1,500.0 million Revolving Credit Facility (inclusive of the U.S. Revolving Credit Facility and the European Revolving Credit Facility). CB International is an additional borrower under the European Revolving Credit Facility. Includes two sub-facilities for letters of credit of up to $200.0 million in the aggregate.

(3)	We are the borrower under the U.S. Term A-1 loan facility.

As of August 31, 2018, information with respect to borrowings under the August 2018 Credit Agreement is as follows:

	Revolving Credit Facility	U.S. Term A-1 Facility (1)
(in millions)
Outstanding borrowings	$56.0	$495.2
Interest rate	3.2%	3.6%
LIBOR margin	1.13%	1.50%
Outstanding letters of credit	$10.8
Remaining borrowing capacity (2)	$780.2

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

(2)
Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the August 2018 Credit Agreement and outstanding borrowings under our commercial paper program of $653.0 million (excluding unamortized discount) (see “Commercial paper program”).

Commercial paper program –
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $1.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our senior credit facility. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our senior credit facility. As of August 31, 2018, we had $652.1 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 2.4% and a weighted average remaining term of 22 days.

In October 2018, our Board of Directors authorized a $1.0 billion increase to our commercial paper program, thereby providing for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper (see Note 16 for a discussion of the increase in our revolving credit facility under our 2018 Credit Agreement).

Other long-term debt –
In August 2018, we recorded a conversion of $248.4 million from long-term debt to noncontrolling equity interests associated with the noncash settlement of a prior contractual agreement with our glass production plant joint venture partner, Owens-Illinois.

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

As of August 31, 2018, we had no outstanding borrowings under the CBI Facility or the Crown Facility. In accordance with the respective terms for each facility, in September 2018, the CBI Facility and the Crown Facility reached full maturation.

10.    INCOME TAXES:

Our effective tax rate for the six months ended August 31, 2018, and August 31, 2017, was 16.3% and 18.2%, respectively. Our effective tax rate for the three months ended August 31, 2018, and August 31, 2017, was 15.7% and 20.5%, respectively.

For the six months and three months ended August 31, 2018, our effective tax rate was lower than the federal statutory rate of 21% primarily due to (i)  lower effective tax rates applicable to our foreign businesses and (ii)  the recognition of a net income tax benefit from stock-based compensation award activity. For the six months ended August 31, 2018, our effective tax rate also benefited from the reversal of valuation allowances in connection with the sale of our Accolade Wine Investment. For the six months and three months ended August 31, 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to (i)  lower effective tax rates applicable to our foreign businesses, including our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries, and (ii)  the recognition of a net income tax benefit from stock-based compensation award activity.

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

We did not record any material adjustments to this provisional amount for the six months and three months ended August 31, 2018. However, as we complete our analysis of the TCJ Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, we may adjust the recorded provisional amounts in subsequent reporting periods. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.

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

For the six months ended August 31, 2018, we repurchased 2,352,145 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $504.3 million through open market transactions.

As of August 31, 2018, total shares repurchased under the 2018 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$995.9	4,632,012

In October 2018, our Board of Directors retired 74,000,000 shares of our Class A treasury stock. The retired shares are now authorized and unissued shares of our Class A Common Stock.

12.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the six months and three months ended August 31, 2018, and August 31, 2017, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the six months and three months ended August 31, 2018, and August 31, 2017, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Six Months Ended
	August 31, 2018		August 31, 2017
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$1,680.7	$212.6	$801.3	$98.8
Conversion of Class B common shares into Class A common shares	212.6	—	98.8	—
Effect of stock-based awards on allocated net income	—	(5.2)	—	(2.3)
Net income attributable to CBI allocated – diluted	$1,893.3	$207.4	$900.1	$96.5

Weighted average common shares outstanding – basic	167.617	23.325	171.821	23.341
Conversion of Class B common shares into Class A common shares	23.325	—	23.341	—
Stock-based awards, primarily stock options	5.526	—	6.037	—
Weighted average common shares outstanding – diluted	196.468	23.325	201.199	23.341

Net income per common share attributable to CBI – basic	$10.03	$9.11	$4.66	$4.23
Net income per common share attributable to CBI – diluted	$9.64	$8.89	$4.47	$4.13

	For the Three Months Ended
	August 31, 2018		August 31, 2017
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$1,020.0	$129.5	$446.6	$55.0
Conversion of Class B common shares into Class A common shares	129.5	—	55.0	—
Effect of stock-based awards on allocated net income	—	(3.2)	—	(1.3)
Net income attributable to CBI allocated – diluted	$1,149.5	$126.3	$501.6	$53.7

Weighted average common shares outstanding – basic	167.172	23.323	172.087	23.338
Conversion of Class B common shares into Class A common shares	23.323	—	23.338	—
Stock-based awards, primarily stock options	5.412	—	5.921	—
Weighted average common shares outstanding – diluted	195.907	23.323	201.346	23.338

Net income per common share attributable to CBI – basic	$6.11	$5.55	$2.59	$2.36
Net income per common share attributable to CBI – diluted	$5.87	$5.41	$2.49	$2.30

13.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2018
Net income attributable to CBI			$1,893.3
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(92.5)	$—	(92.5)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(92.5)	—	(92.5)
Unrealized loss on cash flow hedges:
Net derivative losses	(7.9)	0.8	(7.1)
Reclassification adjustments	(6.0)	1.2	(4.8)
Net loss recognized in other comprehensive loss	(13.9)	2.0	(11.9)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.4)	0.1	(0.3)
Reclassification adjustments	1.9	0.9	2.8
Net gain recognized in other comprehensive loss	1.5	1.0	2.5
Pension/postretirement adjustments:
Net actuarial gains	—	—	—
Reclassification adjustments	0.3	(0.1)	0.2
Net gain recognized in other comprehensive loss	0.3	(0.1)	0.2
Other comprehensive loss attributable to CBI	$(104.6)	$2.9	(101.7)
Comprehensive income attributable to CBI			$1,791.6

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2017
Net income attributable to CBI			$900.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gains	$253.5	$(1.0)	252.5
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	253.5	(1.0)	252.5
Unrealized gain on cash flow hedges:
Net derivative gains	83.9	(23.9)	60.0
Reclassification adjustments	(0.2)	(0.1)	(0.3)
Net gain recognized in other comprehensive income	83.7	(24.0)	59.7
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.4	(0.2)	0.2
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.4	(0.2)	0.2
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	0.1	—
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(0.1)	0.1	—
Other comprehensive income attributable to CBI	$337.5	$(25.1)	312.4
Comprehensive income attributable to CBI			$1,212.5

For the Three Months Ended August 31, 2018
Net income attributable to CBI			$1,149.5
Other comprehensive income attributable to CBI:
Foreign currency translation adjustments:
Net gains	$39.8	$—	39.8
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	39.8	—	39.8
Unrealized gain on cash flow hedges:
Net derivative gains	50.3	(15.5)	34.8
Reclassification adjustments	(0.2)	(0.4)	(0.6)
Net gain recognized in other comprehensive income	50.1	(15.9)	34.2
Other comprehensive income attributable to CBI	$89.9	$(15.9)	74.0
Comprehensive income attributable to CBI			$1,223.5

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2017
Net income attributable to CBI			$501.6
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gains	$104.8	$(0.8)	104.0
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	104.8	(0.8)	104.0
Unrealized gain on cash flow hedges:
Net derivative gains	32.0	(8.6)	23.4
Reclassification adjustments	(4.0)	1.1	(2.9)
Net gain recognized in other comprehensive income	28.0	(7.5)	20.5
Unrealized gain on AFS debt securities:
Net AFS debt securities gains	0.7	(0.2)	0.5
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.7	(0.2)	0.5
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	0.1	—
Reclassification adjustments	(0.1)	—	(0.1)
Net loss recognized in other comprehensive income	(0.2)	0.1	(0.1)
Other comprehensive income attributable to CBI	$133.3	$(8.4)	124.9
Comprehensive income attributable to CBI			$626.5

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 28, 2018	$(212.3)	$14.5	$(2.5)	$(2.6)	$(202.9)
Other comprehensive income (loss):
Other comprehensive loss before reclassification adjustments	(92.5)	(7.1)	(0.3)	—	(99.9)
Amounts reclassified from accumulated other comprehensive loss	—	(4.8)	2.8	0.2	(1.8)
Other comprehensive income (loss)	(92.5)	(11.9)	2.5	0.2	(101.7)
Balance, August 31, 2018	$(304.8)	$2.6	$—	$(2.4)	$(304.6)

14.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of August 31, 2018, and February 28, 2018, the condensed consolidating statements of comprehensive income for the six months and three months ended August 31, 2018, and August 31, 2017, and the condensed consolidating statements of cash flows for the six months ended August 31, 2018, and August 31, 2017, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors is not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2018 Annual Report, and include the accounting policies and the recently adopted accounting guidance described in Note 1 and Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2018
Current assets:
Cash and cash equivalents	$5.0	$3.2	$197.9	$—	$206.1
Accounts receivable	1.4	29.9	919.9	—	951.2
Inventories	193.3	1,406.7	508.8	(166.9)	1,941.9
Intercompany receivable	29,081.6	39,406.2	19,782.1	(88,269.9)	—
Prepaid expenses and other	96.9	63.9	390.1	(64.6)	486.3
Total current assets	29,378.2	40,909.9	21,798.8	(88,501.4)	3,585.5
Property, plant and equipment	80.7	774.0	4,093.0	—	4,947.7
Investments in subsidiaries	25,527.1	494.0	6,199.4	(32,220.5)	—
Goodwill	—	6,185.5	1,897.1	—	8,082.6
Intangible assets	—	715.6	2,593.3	—	3,308.9
Intercompany notes receivable	5,764.2	2,294.9	—	(8,059.1)	—
Other assets	49.7	3.3	4,142.1	(22.3)	4,172.8
Total assets	$60,799.9	$51,377.2	$40,723.7	$(128,803.3)	$24,097.5

Current liabilities:
Short-term borrowings	$652.1	$—	$65.0	$—	$717.1
Current maturities of long-term debt	5.0	13.7	0.2	—	18.9
Accounts payable	70.9	256.7	407.3	—	734.9
Intercompany payable	39,251.5	30,569.6	18,448.8	(88,269.9)	—
Other accrued expenses and liabilities	356.1	270.2	156.1	(90.8)	691.6
Total current liabilities	40,335.6	31,110.2	19,077.4	(88,360.7)	2,162.5
Long-term debt, less current maturities	9,170.8	16.4	0.4	—	9,187.6
Intercompany notes payable	—	4,936.9	3,122.2	(8,059.1)	—
Other liabilities	25.2	534.9	674.4	(22.3)	1,212.2
Total liabilities	49,531.6	36,598.4	22,874.4	(96,442.1)	12,562.3
CBI stockholders’ equity	11,268.3	14,778.8	17,582.4	(32,361.2)	11,268.3
Noncontrolling interests	—	—	266.9	—	266.9
Total stockholders’ equity	11,268.3	14,778.8	17,849.3	(32,361.2)	11,535.2
Total liabilities and stockholders’ equity	$60,799.9	$51,377.2	$40,723.7	$(128,803.3)	$24,097.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2018
Current assets:
Cash and cash equivalents	$4.6	$4.4	$81.3	$—	$90.3
Accounts receivable	2.0	12.6	761.6	—	776.2
Inventories	184.3	1,537.5	546.6	(184.4)	2,084.0
Intercompany receivable	27,680.0	37,937.5	18,940.8	(84,558.3)	—
Prepaid expenses and other	138.4	77.7	311.0	(3.6)	523.5
Total current assets	28,009.3	39,569.7	20,641.3	(84,746.3)	3,474.0
Property, plant and equipment	76.2	775.7	3,937.8	—	4,789.7
Investments in subsidiaries	20,948.7	442.0	5,876.9	(27,267.6)	—
Goodwill	—	6,185.5	1,897.6	—	8,083.1
Intangible assets	—	718.2	2,586.6	—	3,304.8
Intercompany notes receivable	6,236.4	2,435.4	—	(8,671.8)	—
Other assets	33.1	4.7	866.7	(17.4)	887.1
Total assets	$55,303.7	$50,131.2	$35,806.9	$(120,703.1)	$20,538.7

Current liabilities:
Short-term borrowings	$266.9	$—	$479.9	$—	$746.8
Current maturities of long-term debt	7.1	15.0	0.2	—	22.3
Accounts payable	63.4	128.3	400.5	—	592.2
Intercompany payable	37,408.2	30,029.7	17,120.4	(84,558.3)	—
Other accrued expenses and liabilities	356.2	199.3	150.5	(27.7)	678.3
Total current liabilities	38,101.8	30,372.3	18,151.5	(84,586.0)	2,039.6
Long-term debt, less current maturities	9,166.9	9.1	241.6	—	9,417.6
Intercompany notes payable	—	5,029.2	3,642.6	(8,671.8)	—
Other liabilities	59.9	493.5	553.8	(17.4)	1,089.8
Total liabilities	47,328.6	35,904.1	22,589.5	(93,275.2)	12,547.0
CBI stockholders’ equity	7,975.1	14,227.1	13,200.8	(27,427.9)	7,975.1
Noncontrolling interests	—	—	16.6	—	16.6
Total stockholders’ equity	7,975.1	14,227.1	13,217.4	(27,427.9)	7,991.7
Total liabilities and stockholders’ equity	$55,303.7	$50,131.2	$35,806.9	$(120,703.1)	$20,538.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2018
Sales	$1,491.2	$3,993.9	$2,004.7	$(2,734.1)	$4,755.7
Excise taxes	(179.7)	(223.6)	(6.2)	—	(409.5)
Net sales	1,311.5	3,770.3	1,998.5	(2,734.1)	4,346.2
Cost of product sold	(1,034.8)	(2,820.2)	(1,015.1)	2,740.7	(2,129.4)
Gross profit	276.7	950.1	983.4	6.6	2,216.8
Selling, general and administrative expenses	(271.6)	(452.1)	(114.2)	11.5	(826.4)
Operating income	5.1	498.0	869.2	18.1	1,390.4
Equity in earnings (losses) of equity method investees and subsidiaries	2,145.9	(26.0)	326.7	(2,444.0)	2.6
Unrealized gain on securities measured at fair value	—	—	950.4	—	950.4
Net gain on sale of unconsolidated investment	—	—	99.8	—	99.8
Interest income	0.1	—	3.4	—	3.5
Intercompany interest income	135.3	321.5	2.4	(459.2)	—
Interest expense	(164.6)	(0.5)	(14.2)	—	(179.3)
Intercompany interest expense	(271.0)	(99.0)	(89.2)	459.2	—
Income before income taxes	1,850.8	694.0	2,148.5	(2,425.9)	2,267.4
(Provision for) benefit from income taxes	42.5	(167.9)	(246.4)	2.0	(369.8)
Net income	1,893.3	526.1	1,902.1	(2,423.9)	1,897.6
Net income attributable to noncontrolling interests	—	—	(4.3)	—	(4.3)
Net income attributable to CBI	$1,893.3	$526.1	$1,897.8	$(2,423.9)	$1,893.3

Comprehensive income attributable to CBI	$1,791.6	$525.5	$1,796.3	$(2,321.8)	$1,791.6

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended August 31, 2017
Sales	$1,415.1	$3,693.8	$1,842.5	$(2,542.5)	$4,408.9
Excise taxes	(174.0)	(212.6)	(5.9)	—	(392.5)
Net sales	1,241.1	3,481.2	1,836.6	(2,542.5)	4,016.4
Cost of product sold	(986.5)	(2,574.7)	(953.2)	2,555.0	(1,959.4)
Gross profit	254.6	906.5	883.4	12.5	2,057.0
Selling, general and administrative expenses	(216.3)	(474.1)	(94.0)	5.8	(778.6)
Operating income	38.3	432.4	789.4	18.3	1,278.4
Equity in earnings (losses) of equity method investees and subsidiaries	973.1	(23.4)	244.5	(1,193.6)	0.6
Interest income	—	—	0.2	—	0.2
Intercompany interest income	116.8	240.0	2.4	(359.2)	—
Interest expense	(129.1)	(0.5)	(34.3)	—	(163.9)
Intercompany interest expense	(191.7)	(98.5)	(69.0)	359.2	—
Loss on extinguishment of debt	(7.0)	—	(1.8)	—	(8.8)
Income before income taxes	800.4	550.0	931.4	(1,175.3)	1,106.5
(Provision for) benefit from income taxes	99.7	(193.0)	(85.3)	(22.8)	(201.4)
Net income	900.1	357.0	846.1	(1,198.1)	905.1
Net income attributable to noncontrolling interests	—	—	(5.0)	—	(5.0)
Net income attributable to CBI	$900.1	$357.0	$841.1	$(1,198.1)	$900.1

Comprehensive income attributable to CBI	$1,212.5	$355.0	$1,159.4	$(1,514.4)	$1,212.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2018
Sales	$808.6	$2,112.7	$997.1	$(1,392.7)	$2,525.7
Excise taxes	(100.9)	(122.7)	(3.0)	—	(226.6)
Net sales	707.7	1,990.0	994.1	(1,392.7)	2,299.1
Cost of product sold	(548.0)	(1,498.1)	(516.8)	1,432.0	(1,130.9)
Gross profit	159.7	491.9	477.3	39.3	1,168.2
Selling, general and administrative expenses	(130.3)	(213.4)	(64.7)	5.2	(403.2)
Operating income	29.4	278.5	412.6	44.5	765.0
Equity in earnings (losses) of equity method investees and subsidiaries	1,235.3	(13.5)	179.5	(1,403.4)	(2.1)
Unrealized gain on securities measured at fair value	—	—	692.1	—	692.1
Net loss on sale of unconsolidated investment	—	—	(1.6)	—	(1.6)
Interest income	0.1	—	3.0	—	3.1
Intercompany interest income	67.7	162.7	1.5	(231.9)	—
Interest expense	(84.3)	(0.2)	(6.6)	—	(91.1)
Intercompany interest expense	(137.4)	(49.5)	(45.0)	231.9	—
Income before income taxes	1,110.8	378.0	1,235.5	(1,358.9)	1,365.4
(Provision for) benefit from income taxes	38.7	(91.0)	(150.3)	(11.5)	(214.1)
Net income	1,149.5	287.0	1,085.2	(1,370.4)	1,151.3
Net income attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)
Net income attributable to CBI	$1,149.5	$287.0	$1,083.4	$(1,370.4)	$1,149.5

Comprehensive income attributable to CBI	$1,223.5	$287.0	$1,158.1	$(1,445.1)	$1,223.5

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended August 31, 2017
Sales	$720.2	$1,943.7	$939.2	$(1,302.5)	$2,300.6
Excise taxes	(90.4)	(119.2)	(3.1)	—	(212.7)
Net sales	629.8	1,824.5	936.1	(1,302.5)	2,087.9
Cost of product sold	(509.3)	(1,360.1)	(482.9)	1,333.1	(1,019.2)
Gross profit	120.5	464.4	453.2	30.6	1,068.7
Selling, general and administrative expenses	(111.3)	(192.6)	(50.5)	3.0	(351.4)
Operating income	9.2	271.8	402.7	33.6	717.3
Equity in earnings (losses) of equity method investees and subsidiaries	541.5	(11.9)	130.2	(659.6)	0.2
Interest income	—	—	0.1	—	0.1
Intercompany interest income	58.9	122.6	1.2	(182.7)	—
Interest expense	(63.9)	(0.2)	(17.3)	—	(81.4)
Intercompany interest expense	(98.4)	(49.2)	(35.1)	182.7	—
Loss on extinguishment of debt	(0.3)	—	(1.8)	—	(2.1)
Income before income taxes	447.0	333.1	480.0	(626.0)	634.1
(Provision for) benefit from income taxes	54.6	(124.6)	(53.4)	(6.6)	(130.0)
Net income	501.6	208.5	426.6	(632.6)	504.1
Net income attributable to noncontrolling interests	—	—	(2.5)	—	(2.5)
Net income attributable to CBI	$501.6	$208.5	$424.1	$(632.6)	$501.6

Comprehensive income attributable to CBI	$626.5	$205.6	$553.7	$(759.3)	$626.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2018
Net cash provided by (used in) operating activities	$(84.4)	$778.1	$644.8	$—	$1,338.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(15.5)	(58.2)	(296.9)	—	(370.6)
Investment in debt securities	—	—	(150.5)	—	(150.5)
Purchases of businesses, net of cash acquired	—	(19.5)	(0.7)	—	(20.2)
Proceeds from sale of unconsolidated investment	—	—	110.2	—	110.2
Proceeds from sales of assets	0.3	38.3	6.1	—	44.7
Net proceeds from intercompany notes	456.5	—	—	(456.5)	—
Net investment in equity affiliates	(15.8)	(11.1)	—	26.9	—
Other investing activities	—	—	(2.4)	—	(2.4)
Net cash provided by (used in) investing activities	425.5	(50.5)	(334.2)	(429.6)	(388.8)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(29.5)	29.5	—
Net contributions from equity affiliates	—	32.7	23.7	(56.4)	—
Net proceeds from (repayments of) intercompany notes	57.6	(740.3)	226.2	456.5	—
Purchases of treasury stock	(504.3)	—	—	—	(504.3)
Dividends paid	(279.1)	—	—	—	(279.1)
Net proceeds from (repayments of) short-term borrowings	381.7	—	(414.1)	—	(32.4)
Principal payments of long-term debt	(4.5)	(8.5)	(10.5)	—	(23.5)
Payments of debt issuance costs	(13.6)	—	—	—	(13.6)
Payments of minimum tax withholdings on stock-based payment awards	—	(12.7)	(0.8)	—	(13.5)
Proceeds from shares issued under equity compensation plans	21.5	—	—	—	21.5
Proceeds from issuance of long-term debt	—	—	12.0	—	12.0
Net cash used in financing activities	(340.7)	(728.8)	(193.0)	429.6	(832.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.0)	—	(1.0)

Net increase (decrease) in cash and cash equivalents	0.4	(1.2)	116.6	—	115.8
Cash and cash equivalents, beginning of period	4.6	4.4	81.3	—	90.3
Cash and cash equivalents, end of period	$5.0	$3.2	$197.9	$—	$206.1

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2017
Net cash provided by (used in) operating activities	$(200.9)	$934.4	$369.4	$—	$1,102.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(10.0)	(59.2)	(435.9)	—	(505.1)
Purchases of businesses, net of cash acquired	—	(70.9)	(60.9)	—	(131.8)
Proceeds from sale of assets	—	—	0.8	—	0.8
Net proceeds from intercompany notes	658.6	—	1.8	(660.4)	—
Net investments in equity affiliates	(53.8)	—	—	53.8	—
Other investing activities	—	—	(4.5)	—	(4.5)
Net cash provided by (used in) investing activities	594.8	(130.1)	(498.7)	(606.6)	(640.6)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(15.0)	15.0	—
Net contributions from equity affiliates	—	6.8	62.0	(68.8)	—
Net proceeds from (repayments of) intercompany notes	(5.1)	(779.7)	124.4	660.4	—
Purchases of treasury stock	(14.3)	—	—	—	(14.3)
Dividends paid	(201.0)	—	—	—	(201.0)
Net proceeds from (repayments of) short-term borrowings	(71.0)	—	277.6	—	206.6
Principal payments of long-term debt	(2,116.6)	(9.6)	(2,391.7)	—	(4,517.9)
Payments of debt issuance costs	(16.7)	—	(3.5)	—	(20.2)
Payments of minimum tax withholdings on stock-based payment awards	—	(21.5)	(1.0)	—	(22.5)
Proceeds from shares issued under equity compensation plans	32.0	—	—	—	32.0
Proceeds from issuance of long-term debt	1,995.5	—	2,021.5	—	4,017.0
Net cash provided by (used in) financing activities	(397.2)	(804.0)	74.3	606.6	(520.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	6.2	—	6.2

Net increase (decrease) in cash and cash equivalents	(3.3)	0.3	(48.8)	—	(51.8)
Cash and cash equivalents, beginning of period	9.6	5.3	162.5	—	177.4
Cash and cash equivalents, end of period	$6.3	$5.6	$113.7	$—	$125.6

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2018	2017	2018	2017
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$(5.1)	$4.7	$(3.6)	$2.3
Accelerated depreciation	(5.0)	—	(1.6)	—
Loss on inventory write-down	(1.5)	—	—	—
Flow through of inventory step-up	(1.4)	(9.8)	(0.8)	(2.8)
Net gain (loss) on undesignated commodity derivative contracts	9.6	0.8	(5.8)	3.9
Total cost of product sold	(3.4)	(4.3)	(11.8)	3.4

Selling, general and administrative expenses
Deferred compensation	(16.3)	—	—	—
Restructuring and other strategic business development costs	(8.6)	(3.4)	(4.3)	(2.0)
Transaction, integration and other acquisition-related costs	(8.1)	(2.3)	(8.1)	(0.7)
Impairment of intangible assets	—	(86.8)	—	—
Costs associated with the sale of the Canadian wine business and related activities	—	(3.2)	—	—
Other gains	8.5	3.4	8.5	3.4
Total selling, general and administrative expenses	(24.5)	(92.3)	(3.9)	0.7

Comparable Adjustments, Operating income (loss)	$(27.9)	$(96.6)	$(15.7)	$4.1

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2018 Annual Report, and include the accounting policies and the recently adopted accounting guidance described in Note 1 and Note 2 herein. Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2018	2017	2018	2017
(in millions)
Beer
Net sales	$2,902.2	$2,620.9	$1,527.1	$1,381.7
Segment operating income	$1,150.6	$1,066.5	$630.6	$569.0
Long-lived tangible assets	$3,819.6	$3,326.4	$3,819.6	$3,326.4
Total assets	$14,929.1	$11,992.5	$14,929.1	$11,992.5
Capital expenditures	$296.3	$433.1	$159.8	$241.9
Depreciation and amortization	$100.5	$79.9	$51.0	$40.1

Wine and Spirits
Net sales:
Wine	$1,262.8	$1,216.1	$671.0	$614.0
Spirits	181.2	179.4	101.0	92.2
Net sales	$1,444.0	$1,395.5	$772.0	$706.2
Segment operating income	$369.2	$387.4	$201.4	$185.7
Income (loss) from unconsolidated investments	$3.8	$0.2	$(1.0)	$—
Long-lived tangible assets	$1,046.0	$1,017.6	$1,046.0	$1,017.6
Investments in equity method investees	$79.1	$76.9	$79.1	$76.9
Total assets	$7,100.5	$7,051.5	$7,100.5	$7,051.5
Capital expenditures	$58.8	$63.0	$31.0	$41.4
Depreciation and amortization	$49.2	$45.8	$24.8	$23.2

Corporate Operations and Other
Segment operating loss	$(101.5)	$(78.9)	$(51.3)	$(41.5)
Income (loss) from unconsolidated investments	$(1.2)	$0.4	$(1.1)	$0.2
Long-lived tangible assets	$82.1	$120.2	$82.1	$120.2
Investments in equity method investees	$41.2	$21.5	$41.2	$21.5
Total assets	$2,067.9	$374.4	$2,067.9	$374.4
Capital expenditures	$15.5	$9.0	$11.6	$4.7
Depreciation and amortization	$17.1	$18.1	$8.7	$9.0

Comparable Adjustments
Operating income (loss)	$(27.9)	$(96.6)	$(15.7)	$4.1
Income from unconsolidated investments	$1,050.2	$—	$690.5	$—
Depreciation and amortization	$5.0	$—	$1.6	$—

Consolidated
Net sales	$4,346.2	$4,016.4	$2,299.1	$2,087.9
Operating income	$1,390.4	$1,278.4	$765.0	$717.3
Income from unconsolidated investments (1)	$1,052.8	$0.6	$688.4	$0.2
Long-lived tangible assets	$4,947.7	$4,464.2	$4,947.7	$4,464.2
Investments in equity method investees	$120.3	$98.4	$120.3	$98.4
Total assets	$24,097.5	$19,418.4	$24,097.5	$19,418.4
Capital expenditures	$370.6	$505.1	$202.4	$288.0
Depreciation and amortization	$171.8	$143.8	$86.1	$72.3

(1)    Income from unconsolidated investments consists of:

	For the Six Months Ended		For the Three Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
(in millions)
Unrealized gain on securities measured at fair value	$950.4	$—	$692.1	$—
Net gain (loss) on sale of unconsolidated investment	99.8	—	(1.6)	—
Equity in earnings (losses) from equity method investees	2.6	0.6	(2.1)	0.2
	$1,052.8	$0.6	$688.4	$0.2

16.    CANOPY AND RELATED TRANSACTIONS:

Canopy Transaction –
In August 2018, we signed a definitive agreement to increase our ownership interest in Canopy by agreeing to acquire 104.5 million common shares (the “Additional Canopy Investment”) plus warrants to purchase an additional 139.7 million common shares (the “Additional Canopy Warrants”, and together with the “Additional Canopy Investment”, the “Canopy Transaction”) for C$5.1 billion, or approximately $4 billion. The Additional Canopy Warrants will expire three years from the date of closing of the Canopy Transaction. Upon closing of the Canopy Transaction, we expect to have an approximate 37% ownership interest of outstanding common shares of Canopy consisting of the Original Canopy Investment and the Additional Canopy Investment (collectively, the “2018 Canopy Investment”). We expect to account for the 2018 Canopy Investment under the equity method of accounting from the date of closing. We expect to account for the Additional Canopy Warrants, from the date of closing through the date of exercise or expiration, at fair value.

We expect to complete the Canopy Transaction, subject to the satisfaction of certain closing conditions, including the receipt of required regulatory approvals, on or about October 31, 2018. We cannot guarantee, however, that this transaction will be completed upon the agreed terms or timetable, or at all.

In September 2018, we entered into financing arrangements to partially fund the Canopy Transaction consisting of (i)  $1.5 billion in delayed draw unsecured term loan facilities available under our Term Credit Agreement (as defined below), and (ii)  a C$3.143 billion, or approximately $2.4 billion, bridge credit agreement (the “Bridge Credit Agreement”). The unsecured term loan facilities and the bridge financing are available until April 1, 2019, unless no loans are needed for the Canopy Transaction, the transaction does not occur, or we elect to terminate the commitments. We do not expect to draw upon the Bridge Credit Agreement as we expect the remaining financing for the Canopy Transaction to consist of the issuance of one or more series of senior notes or debt securities, borrowings under our commercial paper program and available cash.

Senior credit facility –
In September 2018, the Company, CB International, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2018 Restatement Agreement”) that amended and restated the August 2018 Credit Agreement (as amended and restated by the 2018 Restatement Agreement, the “2018 Credit Agreement”). The primary change effected by the 2018 Restatement Agreement consisted of the increase of the revolving credit facility from $1.5 billion to $2.0 billion and extension of its maturity to September 14, 2023. Additionally, we or CB International are the borrower under the $2.0 billion revolving credit facility. The 2018 Restatement Agreement also modified certain financial covenants in connection with the Canopy Transaction and added various representations and warranties, covenants and an event of default related to the Canopy Transaction.

Term Credit Agreement –
Additionally in September 2018, the Company, the Administrative Agent, and certain other lenders entered into a term loan credit agreement (the “Term Credit Agreement”). The Term Credit Agreement provides for aggregate credit facilities of $1.5 billion, consisting of a delayed draw $500.0 million three-year term loan facility (the “Three-Year Term Facility) and a delayed draw $1.0 billion five-year term loan facility (the “Five-Year Term Facility”).

The Three-Year Term Facility is not subject to amortization payments, with the balance due and payable on the third anniversary of the Closing Date (as defined in the Term Credit Agreement). The Five-Year Term Facility will be repaid in quarterly payments of principal equal to 1.25% of the original aggregate principal amount of the Five-Year Term Facility, with the unpaid balance due and payable on the fifth anniversary of the Closing Date.

The rate of interest payable on borrowings under the Term Credit Agreement is a function of LIBOR plus a margin, or the base rate plus a margin, or, in certain circumstances where LIBOR cannot be adequately ascertained or available, an alternative benchmark rate plus a margin. The margin is adjustable based upon our debt rating (as defined in the Term Credit Agreement).

The obligations under the Term Credit Agreement are guaranteed by certain of our U.S. subsidiaries. We and our subsidiaries are subject to covenants that are contained in the Term Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio. The representations, warranties, covenants and events of default set forth in the Term Credit Agreement are substantially similar to those set forth in the 2018 Credit Agreement.

Derivative instruments –
Foreign currency:
In August 2018, we entered into foreign currency option contracts in connection with the pending Canopy Transaction to fix the U.S. dollar cost of the transaction. The foreign currency option contracts are for the purchase of C$4.1 billion at a protection rate of C$1.2873 to US$1.00.

Interest rate swap contracts:
In August 2018, we entered into forward-starting interest rate swap contracts with an aggregate notional value of $1.25 billion to economically hedge our exposure to interest rate volatility associated with the anticipated debt financing in connection with the pending Canopy Transaction. The effective date and mandatory termination date of the interest rate swap contracts are the same. The interest rate swap contracts are not designated as a hedge for accounting purposes. The change in fair value on the interest rate swap contracts is recorded in interest expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2018 Annual Report. This MD&A is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy, including a discussion of investments and acquisitions.

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

Strategy

Our overall strategy is to drive industry-leading growth and shareholder value by building premium brands that people love. We position our portfolio to benefit from industry premiumization trends, which we believe will continue to result in faster growth rates in the high-end of the beer, wine and spirits categories. We focus on developing our expertise in consumer insights and category management as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we focus on targeted acquisitions of businesses that are premium, growing, high-margin, consumer-led, have a low integration risk and/or fill a gap in our portfolio. We also strive to identify, meet and stay ahead of evolving consumer trends and market dynamics (see “Investments – Canopy Growth Corporation”).

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

Our business strategy for the Beer segment focuses on leading the high-end segment of the U.S. beer market and includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands, and continued expansion, construction and optimization activities for our Mexico beer operations. Additionally, in an effort to capitalize on one of the growth segments within the U.S. beer market, we established the high-end craft and specialty beer platform in order to fully leverage our craft beer expertise with that of the capabilities and infrastructure of our broader Beer segment.

In connection with our business strategy for the Beer segment, we have almost tripled the production capacity of our brewery located in Nava, Coahuila, Mexico since its June 2013 acquisition. In addition, construction of a new, state-of-the-art brewery in Mexicali, Baja California, Mexico is progressing and we are continuing to invest to expand the Obregon Brewery, which was acquired in December 2016. Expansion, construction and optimization efforts continue under our previously-announced Mexico beer expansion projects to align with our anticipated future growth expectations.

Our business strategy for the Wine and Spirits segment is to build an industry-leading portfolio of premium wine and spirits brands. We are investing to meet the evolving needs of consumers and building brands through consumer insights, sensory expertise, innovation and refreshing existing brands as we continue to focus on the premiumization of our branded wine and spirits portfolio. We dedicate a large share of our sales and marketing resources to some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories. These brands and/or portfolios of brands include:  7 Moons, Black Box, Casa Noble, Clos du Bois, Franciscan, High West, Kim Crawford, Mark West, Meiomi, Mount Veeder, Nobilo, Ravage, Robert Mondavi, Ruffino, Schrader, Simi, SVEDKA Vodka, The Dreaming Tree and the Charles Smith and Prisoner portfolios of brands. We continue to focus our innovation and investment dollars on the greater than $11 price range. Additionally, we continue to evaluate the lower end of our wine and spirits portfolio for ways to improve overall operating margins. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

Investments – Canopy Growth Corporation

In November 2017, we acquired a 9.9% ownership interest in Canopy, an Ontario, Canada-based public company and leading provider of medicinal cannabis products, and warrants which give us the option to purchase an additional ownership interest in Canopy. In June 2018, we acquired the Canopy Debt Securities, which are accounted for under the fair value option. For Second Quarter 2019 and Six Months 2019 (as defined below), we recognized unrealized gains of $692.1 million and $950.4 million, respectively, from the changes in fair value of these investments, which are included in income from unconsolidated investments. We expect the fair value of these investments to be volatile in future periods.

In August 2018, we signed a definitive agreement to increase our ownership interest in Canopy by agreeing to acquire 104.5 million common shares plus warrants to purchase an additional 139.7 million common shares for C$5.1 billion, or approximately $4 billion. Upon closing of the Canopy Transaction, we expect to have an approximate 37% ownership interest of outstanding common shares of Canopy. We expect to account for the 2018 Canopy Investment under the equity method of accounting from the date of closing. In addition, we expect to account for the Additional Canopy Warrants, from the date of closing through the date of exercise or expiration, at fair value.

These investments are consistent with our long-term strategy to identify, meet and stay ahead of evolving consumer trends and market dynamics, with the Canopy Transaction representing a significant expansion of our strategic partnership to position Canopy as the global leader in cannabis production, branding, intellectual property and retailing.

In September 2018, we entered into financing arrangements to partially fund the Canopy Transaction consisting of (i)  $1.5 billion in delayed draw unsecured term loan facilities available under our Term Credit Agreement, and (ii)  a C$3.143 billion, or approximately $2.4 billion, Bridge Credit Agreement. The unsecured term loan facilities and the bridge financing are available until April 1, 2019, unless no loans are needed for the Canopy Transaction, the transaction does not occur, or we elect to terminate the commitments. We do not expect to draw upon the Bridge Credit Agreement as we expect the remaining financing for the Canopy Transaction to consist of the issuance of one or more series of senior notes or debt securities, borrowings under our commercial paper program and available cash.

We expect to complete the Canopy Transaction, subject to the satisfaction of certain closing conditions, including the receipt of required regulatory approvals, on or about October 31, 2018. We cannot guarantee, however, that this transaction will be completed upon the agreed terms or timetable, or at all.

Acquisitions

Beer Segment

Four Corners Acquisition

In July 2018, we acquired Four Corners, which primarily included the acquisition of operations, goodwill, property, plant and equipment, and trademarks. This acquisition included a portfolio of high-performing, dynamic and bicultural, Texas-based craft beers to further strengthen our position in the high-end segment of the U.S. beer market. The results of operations of Four Corners are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Funky Buddha Acquisition

In August 2017, we acquired Funky Buddha, which primarily included the acquisition of operations, goodwill and trademarks. This acquisition included a portfolio of high-quality, Florida-based craft beers to further strengthen our position in the high-end segment of the U.S. beer market. The results of operations of Funky Buddha are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

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

For additional information on these investments and acquisitions, refer to Notes 5, 6 and 16 of the Financial Statements.

Results of Operations

Financial Highlights

For the three months ended August 31, 2018 (“Second Quarter 2019”), and August 31, 2017 (“Second Quarter 2018”):

•	Our results of operations benefited primarily from improvements in both the Beer and Wine and Spirits segments, and an unrealized gain from the changes in fair value of our investments in Canopy.

•
Net sales increased 10% primarily due to increases in Beer net sales, driven predominantly by volume growth within our Mexican beer portfolio, and Wine and Spirits net sales due largely to favorable branded wine and spirits volume growth.

•	Operating income increased 7% largely due to the segments’ net sales volume growth and favorable impacts from pricing, partially offset by planned increases in marketing spend.

•	Net income attributable to CBI and diluted net income per common share attributable to CBI increased significantly primarily due to the factors discussed above.

For the six months ended August 31, 2018 (“Six Months 2019”), and August 31, 2017 (“Six Months 2018”):

•
Our results of operations benefited primarily from continued improvements within the Beer segment and an unrealized gain from the changes in fair value of our investments in Canopy and a net gain on the sale of the Accolade Wine Investment.

•	Net sales increased 8% primarily due to an increase in Beer net sales driven predominantly by volume growth and a favorable impact from pricing within our Mexican beer portfolio.

•
Operating income increased 9% largely due to the net sales volume growth and favorable impact from pricing within our Mexican beer portfolio, and the overlap of an impairment of intangible assets for the first quarter of fiscal 2018. Operating income growth was tempered by planned increases in marketing spend, higher cost of product sold and increased investment in the business.

•	Net income attributable to CBI and diluted net income per common share attributable to CBI increased significantly primarily due to the factors discussed above.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Second Quarter 2019	Second Quarter 2018	Six Months 2019	Six Months 2018
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(5.8)	$3.9	$9.6	$0.8
Settlements of undesignated commodity derivative contracts	(3.6)	2.3	(5.1)	4.7
Accelerated depreciation	(1.6)	—	(5.0)	—
Flow through of inventory step-up	(0.8)	(2.8)	(1.4)	(9.8)
Loss on inventory write-down	—	—	(1.5)	—
Total cost of product sold	(11.8)	3.4	(3.4)	(4.3)

	Second Quarter 2019	Second Quarter 2018	Six Months 2019	Six Months 2018
(in millions)
Selling, general and administrative expenses
Transaction, integration and other acquisition-related costs	(8.1)	(0.7)	(8.1)	(2.3)
Restructuring and other strategic business development costs	(4.3)	(2.0)	(8.6)	(3.4)
Deferred compensation	—	—	(16.3)	—
Impairment of intangible assets	—	—	—	(86.8)
Costs associated with the sale of the Canadian wine business and related activities	—	—	—	(3.2)
Other gains	8.5	3.4	8.5	3.4
Total selling, general and administrative expenses	(3.9)	0.7	(24.5)	(92.3)
Comparable Adjustments, Operating income (loss)	$(15.7)	$4.1	$(27.9)	$(96.6)

Income from unconsolidated investments	$690.5	$—	$1,050.2	$—

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

Selling, General and Administrative Expenses

Transaction, Integration and Other Acquisition-Related Costs

We recorded transaction, integration and other acquisition-related costs in connection with our acquisitions and investments.

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

Other Gains

We recorded a gain primarily in connection with the sale of certain non-core assets.

Income From Unconsolidated Investments

We recognized an unrealized gain from the changes in fair value of the Original Canopy Investment, the Original Canopy Warrants and the Canopy Debt Securities, and a net gain (loss) in connection with the sale of our Accolade Wine Investment. For additional information, refer to Note 5 and Note 8 of the Financial Statements included herein.

Second Quarter 2019 Compared to Second Quarter 2018

Net Sales

	Second Quarter 2019	Second Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$1,527.1	$1,381.7	$145.4	11%
Wine and Spirits:
Wine	671.0	614.0	57.0	9%
Spirits	101.0	92.2	8.8	10%
Total Wine and Spirits	772.0	706.2	65.8	9%
Consolidated net sales	$2,299.1	$2,087.9	$211.2	10%

Beer Segment	Second Quarter 2019	Second Quarter 2018	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,527.1	$1,381.7	$145.4	11%

Shipment volume	87.3	80.3		8.7%

Depletion volume (1)				10.1%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to (i)  volume growth within our Mexican beer portfolio of $119.7 million, which benefited from continued consumer demand, increased marketing spend and new product introductions, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $24.8 million.

Wine and Spirits Segment	Second Quarter 2019	Second Quarter 2018	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$772.0	$706.2	$65.8	9%

Shipment volume
Total	16.0	14.7		8.8%
U.S. Domestic	14.8	13.6		8.8%
U.S. Domestic Focus Brands	9.4	8.3		13.3%

Depletion volume (1)
U.S. Domestic				0.2%
U.S. Domestic Focus Brands				2.3%
The increase in Wine and Spirits net sales is primarily due to higher branded wine and spirits volume of $54.2 million and a favorable impact from pricing of $16.8 million. The increase in volume is largely attributable to timing as the U.S. shipment volume growth trend outpaced the U.S. depletion volume growth trend. Shipment volumes were accelerated for Second Quarter 2019 in advance of expected continuing logistic and transportation constraints anticipated for the third quarter of fiscal 2019. We expect most of this shipment timing benefit to reverse for the third quarter of fiscal 2019 as we expect U.S. shipment volume growth to be generally aligned with depletion volume growth for Fiscal 2019.

Gross Profit

	Second Quarter 2019	Second Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$843.4	$749.8	$93.6	12%
Wine and Spirits	336.6	315.5	21.1	7%
Comparable Adjustments	(11.8)	3.4	(15.2)	NM
Consolidated gross profit	$1,168.2	$1,068.7	$99.5	9%

NM = Not meaningful

The increase in Beer is primarily due to the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $65.5 million and $24.8 million, respectively, plus a lower cost of product sold for our Mexican beer business of $4.6 million. The lower cost of product sold is predominantly due to operational and foreign currency transactional benefits within our Mexican beer portfolio of $12.1 million and $8.1 million, respectively, partially offset by increased transportation costs of $15.6 million. The lower operational costs are largely attributable to brewery sourcing benefits, partially offset by higher depreciation, brewery maintenance and compensation and benefits.

The increase in Wine and Spirits is primarily due to higher branded wine and spirits volume and a favorable impact from pricing of $25.1 million and $16.8 million, respectively, partially offset by higher cost of product sold of $11.0 million. The higher cost of product sold is largely attributable to higher raw material costs, including grape, bulk wine and imported vodka costs, as well as increased transportation costs.

Gross profit as a percent of net sales decreased to 50.8% for Second Quarter 2019 compared with 51.2% for Second Quarter 2018. This was largely due to an unfavorable change in Comparable Adjustments and higher cost of product sold within the Wine and Spirits segment, which resulted in approximately 65 basis points and 45 basis points of rate decline, respectively; partially offset by the favorable impact from Beer pricing in select markets, which contributed approximately 50 basis points of rate growth.

Selling, General and Administrative Expenses

	Second Quarter 2019	Second Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$212.8	$180.8	$32.0	18%
Wine and Spirits	135.2	129.8	5.4	4%
Corporate Operations and Other	51.3	41.5	9.8	24%
Comparable Adjustments	3.9	(0.7)	4.6	NM
Consolidated selling, general and administrative expenses	$403.2	$351.4	$51.8	15%

The increase in Beer is primarily due to an increase in marketing spend of $20.9 million and general and administrative expenses of $11.3 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions. The increase in general and administrative expenses is predominately driven by unfavorable foreign currency transaction losses and higher expenses supporting the growth of the business, including compensation and benefits associated primarily with increased headcount and information technology. The increase in Wine and Spirits is primarily due to an increase in marketing spend of $8.8 million, driven largely by planned investment supporting the portfolio. The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to increases in compensation and benefits of $6.9 million largely due to support of our growth initiatives.

Selling, general and administrative expenses as a percent of net sales increased to 17.5% for Second Quarter 2019 as compared with 16.8% for Second Quarter 2018. The increase is largely attributable to the increase in Corporate Operations and Other general and administrative expenses, which resulted in approximately 40 basis points of rate growth and the growth in Beer selling, general and administrative expenses exceeding the growth in the segment’s net sales, which resulted in approximately 35 basis points of rate growth.

Operating Income

	Second Quarter 2019	Second Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$630.6	$569.0	$61.6	11%
Wine and Spirits	201.4	185.7	15.7	8%
Corporate Operations and Other	(51.3)	(41.5)	(9.8)	(24%)
Comparable Adjustments	(15.7)	4.1	(19.8)	NM
Consolidated operating income	$765.0	$717.3	$47.7	7%

The increase in Beer is primarily attributable to the strong volume growth, partially offset by the planned increase in marketing spend. The increase in Wine and Spirits was driven largely by higher shipment volumes for Second Quarter 2019 as well as the favorable impact from pricing, partially offset by the higher cost of product sold and the increase in marketing spend.

Income From Unconsolidated Investments

Income from unconsolidated investments increased to $688.4 million for Second Quarter 2019 from $0.2 million for Second Quarter 2018, an increase of $688.2 million. This increase is driven largely by an unrealized gain from the changes in fair value of the Original Canopy Investment, the Original Canopy Warrants and the Canopy Debt Securities of $692.1 million.

Interest Expense

Interest expense increased to $88.0 million for Second Quarter 2019 from $81.3 million for Second Quarter 2018, an increase of $6.7 million, or 8%. This increase is predominantly due to higher average borrowings of approximately $1.1 billion. The higher average borrowings are primarily attributable to the significant purchases of treasury stock during Fiscal 2018.

Provision for Income Taxes

Our effective tax rate for Second Quarter 2019 and Second Quarter 2018 was 15.7% and 20.5%, respectively. For Second Quarter 2019, our effective tax rate benefited from the new, lower federal statutory rate of 21% associated with the December 2017 enactment of the TCJ Act, as compared to the federal statutory rate of 35% in effect for Second Quarter 2018, and lower effective tax rates applicable to our foreign businesses. These benefits were partially offset by higher U.S. tax on foreign earnings as a result of the TCJ Act and a lower net income tax benefit from stock-based compensation award activity as a result of (i)  the rate reduction under the TCJ Act and (ii)  lower Second Quarter 2019 vesting and settlement award activity. See additional discussion on the TCJ Act in “Results of Operations – Six Months 2019 Compared to Six Months 2018 – Provision for Income Taxes.”

For additional information, refer to Note 10 of the Financial Statements included herein.

Net Income Attributable to CBI

Net income attributable to CBI increased to $1,149.5 million for Second Quarter 2019 from $501.6 million for Second Quarter 2018, an increase of $647.9 million. This increase is largely attributable to the unrealized gain from the changes in fair value of the Original Canopy Investment, the Original Canopy Warrants and the Canopy Debt Securities of $692.1 million. Solid operating performance from Beer contributed an additional $61.6 million of operating income.

Six Months 2019 Compared to Six Months 2018

Net Sales

	Six Months 2019	Six Months 2018	Dollar Change	Percent Change
(in millions)
Beer	$2,902.2	$2,620.9	$281.3	11%
Wine and Spirits:
Wine	1,262.8	1,216.1	46.7	4%
Spirits	181.2	179.4	1.8	1%
Total Wine and Spirits	1,444.0	1,395.5	48.5	3%
Consolidated net sales	$4,346.2	$4,016.4	$329.8	8%

Beer Segment	Six Months 2019	Six Months 2018	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,902.2	$2,620.9	$281.3	11%

Shipment volume	165.2	152.0		8.7%

Depletion volume (1)				9.5%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to (i)  volume growth within our Mexican beer portfolio of $223.0 million, which benefited from continued consumer demand, increased marketing spend and new product introductions, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $47.9 million.

Wine and Spirits Segment	Six Months 2019	Six Months 2018	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,444.0	$1,395.5	$48.5	3%

Shipment volume
Total	29.5	28.6		3.1%
U.S. Domestic	27.3	26.5		3.0%
U.S. Domestic Focus Brands	17.2	16.0		7.5%

Depletion volume (1)
U.S. Domestic				(1.6%)
U.S. Domestic Focus Brands				1.4%

The increase in Wine and Spirits net sales is due to higher branded wine and spirits volume and a favorable impact from pricing of $38.1 million and $16.7 million, respectively. The increase in volume is largely attributable to timing as the U.S. shipment volume growth trend outpaced the U.S. depletion volume growth trend. Shipment volumes were accelerated for Second Quarter 2019 in advance of expected continuing logistic and transportation constraints anticipated for the third quarter of fiscal 2019. We expect most of this shipment timing benefit to reverse for the third quarter of fiscal 2019 as we expect U.S. shipment volume growth to be generally aligned with depletion volume growth for Fiscal 2019.

Gross Profit

	Six Months 2019	Six Months 2018	Dollar Change	Percent Change
(in millions)
Beer	$1,592.8	$1,430.3	$162.5	11%
Wine and Spirits	627.4	631.0	(3.6)	(1%)
Comparable Adjustments	(3.4)	(4.3)	0.9	(21%)
Consolidated gross profit	$2,216.8	$2,057.0	$159.8	8%

The increase in Beer is primarily due to the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $122.7 million and $47.9 million, respectively, partially offset by higher cost of product sold for our Mexican beer business of $11.8 million. The higher cost of product sold is predominantly due to increased transportation costs of $25.0 million, partially offset by operational and foreign currency transactional benefits within our Mexican beer portfolio of $7.0 million and $6.2 million, respectively. The higher operational costs are largely attributable to higher depreciation, brewery maintenance and compensation and benefits, partially offset by brewery sourcing benefits.

The decrease in Wine and Spirits is largely due to higher cost of product sold of $29.8 million, partially offset by branded wine and spirits volume growth and a favorable impact from pricing of $17.8 million and $16.7 million, respectively. The higher cost of product sold is largely attributable to higher raw material costs, including grape, bulk wine and imported vodka costs, as well as increased transportation costs.

Gross profit as a percent of net sales decreased to 51.0% for Six Months 2019 compared with 51.2% for Six Months 2018 primarily due to higher cost of product sold within the Wine and Spirits segment, which resulted in approximately 65 basis points of rate decline, partially offset by the favorable impact from Beer pricing in select markets, which contributed approximately 50 basis points of rate growth.

Selling, General and Administrative Expenses

	Six Months 2019	Six Months 2018	Dollar Change	Percent Change
(in millions)
Beer	$442.2	$363.8	$78.4	22%
Wine and Spirits	258.2	243.6	14.6	6%
Corporate Operations and Other	101.5	78.9	22.6	29%
Comparable Adjustments	24.5	92.3	(67.8)	NM
Consolidated selling, general and administrative expenses	$826.4	$778.6	$47.8	6%

The increase in Beer is primarily due to an increase in marketing spend of $48.4 million and general and administrative expenses of $30.2 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions. The increase in general and administrative expenses is predominantly driven by unfavorable foreign currency transaction losses and higher expenses supporting the growth of the business, including compensation and benefits associated primarily with increased headcount and information technology. The increase in Wine and Spirits is primarily due to an increase in marketing spend of $14.1 million, driven largely by planned investment supporting the portfolio. The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to increases in compensation and benefits of $15.1 million and consulting of $4.0 million, both largely attributable to supporting our growth initiatives.

Selling, general and administrative expenses as a percent of net sales decreased to 19.0% for Six Months 2019 as compared with 19.4% for Six Months 2018. The decrease is driven by the favorable change in Comparable Adjustments, which contributed approximately 200 basis points to the rate decline. This decrease was partially offset by growth in Beer and Wine and Spirits selling, general and administrative expenses exceeding the growth in each respective segment’s net sales, which resulted in approximately 100 basis points of rate growth, and the increase in Corporate Operations and Other general and administrative expenses, which resulted in approximately 70 basis points of rate growth. Although we expect an overall increase in marketing spend for Fiscal 2019, the increased spend is more heavily weighted to the first nine months of fiscal 2019.

Operating Income

	Six Months 2019	Six Months 2018	Dollar Change	Percent Change
(in millions)
Beer	$1,150.6	$1,066.5	$84.1	8%
Wine and Spirits	369.2	387.4	(18.2)	(5%)
Corporate Operations and Other	(101.5)	(78.9)	(22.6)	(29%)
Comparable Adjustments	(27.9)	(96.6)	68.7	NM
Consolidated operating income	$1,390.4	$1,278.4	$112.0	9%

The increase in Beer is primarily attributable to the strong volume growth and favorable impacts from pricing, partially offset by the planned increase in marketing spend. The decrease in Wine and Spirits was driven largely by the higher cost of product sold combined with the increased marketing spend.

Income From Unconsolidated Investments

Income from unconsolidated investments increased to $1,052.8 million for Six Months 2019 from $0.6 million for Six Months 2018, an increase of $1,052.2 million. This increase is driven largely by (i)  an unrealized gain from the changes in fair value of the Original Canopy Investment, the Original Canopy Warrants and the Canopy Debt Securities of $950.4 million and (ii)  a net gain in connection with the sale of our Accolade Wine Investment of $99.8 million.

Interest Expense

Interest expense increased to $175.8 million for Six Months 2019 from $163.7 million for Six Months 2018, an increase of $12.1 million, or 7%. This increase is predominantly due to higher average borrowings of approximately $1.0 billion. The higher average borrowings are primarily attributable to the significant purchases of treasury stock during Fiscal 2018.

Provision for Income Taxes

Our effective tax rate for Six Months 2019 and Six Months 2018 was 16.3% and 18.2%, respectively. For Six Months 2019, our effective tax rate benefited from the new, lower federal statutory rate of 21% associated with the December 2017 enactment of the TCJ Act, as compared to the federal statutory rate of 35% in effect for Six Months 2018. In addition, our effective tax rate for Six Months 2019 also benefited from lower effective tax rates applicable to our foreign businesses and the reversal of valuation allowances in connection with the sale of our Accolade Wine Investment. These benefits were partially offset by higher U.S. tax on foreign earnings as a result of the TCJ Act and a lower net income tax benefit from stock-based compensation award activity as a result of (i)  the rate reduction under the TCJ Act and (ii)  lower Six Months 2019 vesting and settlement award activity.

As noted, the TCJ Act was signed into law in December 2017. The TCJ Act significantly changes U.S. corporate income taxes. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on unremitted earnings of foreign subsidiaries and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. In the fourth quarter of fiscal 2018, we recorded a provisional net income tax benefit associated with the enactment of the TCJ Act. We did not record any material adjustments to this provisional amount for Six Months 2019. However, as we complete our analysis of the TCJ Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, we may adjust the recorded provisional amounts in subsequent reporting periods. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.

For additional information, refer to Note 10 of the Financial Statements included herein.

Net Income Attributable to CBI

Net income attributable to CBI increased to $1,893.3 million for Six Months 2019 from $900.1 million for Six Months 2018, an increase of $993.2 million. This increase is largely attributable to the unrealized gain from the changes in fair value of the Original Canopy Investment, the Original Canopy Warrants and the Canopy Debt Securities of $950.4 million, and the net gain on the sale of the Accolade Wine Investment of $99.8 million. Solid operating performance from Beer contributed an additional $84.1 million of operating income.

Financial Liquidity and Capital Resources

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock and make strategic acquisitions that we believe will enhance stockholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. Additionally, we have a commercial paper program which we use to fund our short-term borrowing requirements and to maintain our access to the capital markets. We will continue to use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures.

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

As previously discussed in the Overview section above, we have entered into certain agreements with respect to the Canopy Transaction. The consummation of the Canopy Transaction will require the incurrence of debt of C$5.1 billion, or approximately $4 billion, less any available cash used to fund the Canopy Transaction. As we are committed to maintaining our targeted leverage ratio, after closing of the Canopy Transaction, we expect to limit certain activities, such as the repurchase of shares of our common stock and certain acquisitions, until we return to this leverage ratio, which we are targeting to occur within 24 months following the close of the Canopy Transaction. However, we do expect to continue making investments through our corporate venture capital function.

In September 2018, we entered into financing arrangements to partially fund the Canopy Transaction consisting of (i)  $1.5 billion of delayed draw unsecured term loan facilities available under our Term Credit Agreement, and (ii)  a C$3.143 billion, or approximately $2.4 billion, Bridge Credit Agreement. We do not expect to draw upon the Bridge Credit Agreement as we expect the remaining financing for the Canopy Transaction to consist of the issuance of one or more series of senior notes or debt securities, borrowings under our commercial paper program and available cash.

Cash Flows

	Six Months 2019	Six Months 2018	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$1,338.5	$1,102.9	$235.6
Investing activities	(388.8)	(640.6)	251.8
Financing activities	(832.9)	(520.3)	(312.6)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	6.2	(7.2)
Net increase (decrease) in cash and cash equivalents	$115.8	$(51.8)	$167.6

Operating Activities

The increase in net cash provided by operating activities for Six Months 2019 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid operating results and a benefit from accounts payable primarily attributable to timing of payments. Additionally, net cash provided by operating activities for Six Months 2019 benefited from lower income tax payments predominantly due to (i)  lower federal tax payments resulting from the reduction in the U.S. corporate income tax rate associated with the enactment of the TCJ Act and (ii)  the receipt of a federal tax refund for Six Months 2019 as compared to tax payments for Six Months 2018.

Investing Activities

The decrease in net cash used in investing activities for Six Months 2019 is primarily due to (i)  lower capital expenditures of $134.5 million, (ii)  the lower level of business acquisition activity of $111.6 million and (iii)  proceeds from the May 2018 sale of our Accolade Wine Investment of $110.2 million; partially offset by the June 2018 investment in the Canopy Debt Securities of $150.5 million.

Financing Activities

The increase in net cash used in financing activities consists of:

	Six Months 2019	Six Months 2018	Dollar Change
(in millions)
Purchases of treasury stock	$(504.3)	$(14.3)	$(490.0)
Dividends paid	(279.1)	(201.0)	(78.1)
Net payments of debt, current and long-term, and related activities	(57.5)	(314.5)	257.0
Net cash provided by stock-based compensation activities	8.0	9.5	(1.5)
Net cash used in financing activities	$(832.9)	$(520.3)	$(312.6)

Debt

Total debt outstanding as of August 31, 2018, amounted to $9.9 billion, a decrease of $263.1 million from February 28, 2018. This decrease includes the conversion of $248.4 million from long-term debt to noncontrolling equity interests associated with the noncash settlement of a prior contractual agreement with our glass production plant joint venture partner.

Senior Credit Facility

In August 2018, we entered into the August 2018 Restatement Agreement that amended and restated our 2017 Credit Agreement, primarily for technical amendments. Proceeds from borrowings under the August 2018

Credit Agreement were primarily used to refinance outstanding obligations under the 2017 Credit Agreement. In September 2018, we entered into the 2018 Restatement Agreement that amended and restated the August 2018 Credit Agreement. Among other things, the 2018 Restatement Agreement increased our revolving credit facility by $500.0 million to $2.0 billion and extended its maturity to September 14, 2023. Additionally, the 2018 Restatement Agreement modified certain financial covenants in connection with the Canopy Transaction and added various representations and warranties, covenants and an event of default related to the Canopy Transaction. Proceeds from borrowings under the 2018 Credit Agreement were primarily used to refinance outstanding obligations under the August 2018 Credit Agreement.

Term Credit Agreement

In September 2018, we entered into the Term Credit Agreement to provide for financing of a portion of the Canopy Transaction. The Term Credit Agreement provides for aggregate credit facilities of $1.5 billion, consisting of a delayed draw $500.0 million unsecured three-year term loan facility and a delayed draw $1.0 billion unsecured five-year term loan facility. The unsecured term loan facilities are available until April 1, 2019, unless no loans are needed for the Canopy Transaction, the transaction does not occur, or we elect to terminate the commitments.

General

The majority of our outstanding borrowings as of August 31, 2018, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2019 to calendar 2048, and a variable-rate senior unsecured term loan facility under our August 2018 Credit Agreement with a calendar 2024 maturity.

Additionally, we have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $1.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our senior credit facility. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our senior credit facility. In October 2018, our Board of Directors authorized a $1.0 billion increase to our commercial paper program, thereby providing for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper.

We do not have purchase commitments from buyers for our commercial paper and, therefore, our ability to issue commercial paper is subject to market demand. If the commercial paper market is not available to us for any reason when outstanding commercial paper borrowings mature, we will utilize unused commitments under our revolving credit facility under our senior credit facility to repay commercial paper borrowings. We do not expect that fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility under our senior credit facility.

We had the following borrowing capacity available under our senior credit facility:

	Remaining Borrowing Capacity
	August 31, 2018	September 30, 2018
(in millions)
Revolving Credit Facility (1)	$780.2	$1,372.7

(1)	Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our senior credit facility and outstanding borrowings under our commercial paper program.

The financial institutions participating in our senior credit facility have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of August 31, 2018, we also have additional credit arrangements totaling $166.8 million, with $39.6 million outstanding under these arrangements. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations.

We and our subsidiaries are subject to covenants that are contained in our senior credit facility, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our senior credit facility. As of August 31, 2018, under our August 2018 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of August 31, 2018, we were in compliance with all of our covenants under both our senior credit facility and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2018 Annual Report and Note 9 of the Financial Statements included herein.

Common Stock Dividends

On October 3, 2018, our Board of Directors declared a quarterly cash dividend of $0.74 per share of Class A Common Stock, $0.67 per share of Class B Convertible Common Stock and $0.67 per share of Class 1 Common Stock payable on November 20, 2018, to stockholders of record of each class on November 6, 2018.

We expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of our 2018 Annual Report and Item 1A “Risk Factors” included herein.

Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. Shares repurchased under this authorization have become treasury shares.

As of August 31, 2018, total shares repurchased under this authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$995.9	4,632,012

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future operations, future financial position, expected effective tax rates and anticipated tax liabilities and adjustments to recorded provisional income tax amounts, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes and other governmental rules and regulations, (iii)  information concerning the future expected balance of supply and demand for our products, (iv)  timing and source of funds for operating activities, (v)  the manner, timing and duration of the share repurchase program and source of funds for share repurchases, (vi)  the amount and timing of future dividends, and (vii)  the volatility of the fair value of our investments in Canopy, (II)  the statements regarding our beer operations expansion, construction and optimization activities, including anticipated costs and timeframes for completion, and (III)  the statements regarding (i)  the Canopy Transaction, (ii)  its associated financing, (iii)  our activities following the close of the Canopy Transaction, and (iv)  time to return to our targeted leverage ratio following the close of the Canopy Transaction are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for our products will vary from current expectations due to, among other reasons, actual raw material supply, actual shipments to distributors and actual consumer demand, (ii)  the actual demand for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (iii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the beer operations expansion activities, the impact of the Canopy Transaction, and other factors as determined by management from time to time, (iv)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (v)  the fair value of our investments in Canopy may vary due to market and economic conditions in Canopy’s locations, (vi)  the timeframe and actual costs associated with the beer operations expansion, construction and optimization activities may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms and other factors as determined by management, (vii)  any consummation of the Canopy Transaction and any actual date of consummation may vary from our current expectations, (viii)  the exact components, availability and terms of financing for the Canopy Transaction may vary due to the market conditions, our cash and debt position, and other factors as determined by management, and (ix)  the time to return to our targeted leverage ratio may vary from management’s current expectations due to market conditions, our ability to generate cash flow at expected levels and our ability to generate expected earnings. The Canopy Transaction is subject to the satisfaction of certain closing conditions, including the receipt of required regulatory approvals. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2018 Annual Report and Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or investments outside the U.S. As of August 31, 2018, we had exposures to foreign currency risk primarily related to the Canadian dollar, Mexican peso, euro and New Zealand dollar. Approximately 85% of our balance sheet exposures and forecasted transactional exposures for the remaining six months of fiscal 2019 were hedged as of August 31, 2018.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2018, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, natural gas, corn and wheat prices. Approximately 75% of our forecasted transactional exposures for the remaining six months of fiscal 2019 were hedged as of August 31, 2018.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
(in millions)
Foreign currency contracts	$5,193.8	$1,584.7	$2.8	$34.1	$149.3	$(103.0)
Commodity derivative contracts	$224.5	$157.2	$8.1	$(0.3)	$(19.7)	$13.8

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of August 31, 2018, we had outstanding forward-starting interest rate swap contracts with an aggregate notional value of $1,250.0 million which economically hedged our exposure to interest rate volatility associated with the anticipated debt financing in connection with the pending Canopy Transaction. The interest rate swap contracts are not designated as a hedge for accounting purposes. There were no undesignated interest rate swap contracts outstanding as of August 31, 2017.

As of August 31, 2017, we had outstanding cash flow designated interest rate swap contracts which fixed LIBOR interest rates (to minimize interest rate volatility) on $200.0 million of our floating LIBOR rate debt. We had no cash flow designated interest rate swap contracts outstanding as of August 31, 2018.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
(in millions)
Fixed interest rate debt	$8,780.6	$5,488.4	$(8,528.4)	$(5,826.5)	$(476.0)	$(364.1)
Variable interest rate debt	$1,213.4	$3,519.0	$(1,203.4)	$(3,497.1)	$(26.5)	$(101.3)
Interest rate swap contracts	$1,250.0	$200.0	$2.7	$2.7	$108.3	$5.1

For additional discussion on our market risk, refer to Notes 4 and 5 of the Financial Statements.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018. We are supplementing those risk factors to include the following risks associated with our pending Canopy Transaction and the potential financing for that additional investment.

Any failure to complete the pending additional investment in Canopy could impact the market price of our common stock

On August 14, 2018, we, through our wholly-owned subsidiary CBG Holdings LLC, entered into a Subscription Agreement with Canopy under which we agreed that, through CBG Holdings LLC, we would acquire additional shares and warrants in Canopy for a purchase price of approximately C$5.1 billion to be paid on the closing date of the Canopy Transaction. In addition, on August 14, 2018, we entered into a bridge commitment under which Bank of America, N.A. (the “Initial Lender”) committed to provide a senior unsecured 364-day term loan facility in an aggregate principal amount of C$5.1 billion to finance the Canopy Transaction and related costs. On September 14, 2018, in connection with the contemplated financing of the Canopy Transaction, we entered into (i)  the 2018 Restatement Agreement which amended and restated our August 2018 Credit Agreement to increase our revolving credit facility from $1.5 billion to $2.0 billion; (ii)  a Term Credit Agreement providing for aggregate credit facilities of $1.5 billion consisting of a delayed draw three-year term loan facility of $500.0 million and a delayed draw five-year term loan facility of $1.0 billion; and (iii)  the Bridge Credit Agreement in the aggregate principal amount of C$3.143 billion, or approximately $2.4 billion. The actual receipt of the funds available to us under the Term Credit Agreement and the Bridge Credit Agreement is subject to certain closing conditions (refer to Note 16 of the Financial Statements).

If the Canopy Transaction is not completed for any reason, the price of our common stock may decline. Consummation of the Canopy Transaction is subject to the following risks and uncertainties, including, among others:

•	we and Canopy may not complete our transaction due to lack of receipt of required regulatory approvals; and

•
although our Bridge Credit Agreement and Term Credit Agreement provide committed financing for additional debt to cover the purchase price, there is no guarantee that the bridge lenders and term credit agreement lenders will fulfill their obligations to us or that we will be able to finance the Canopy Transaction if those lenders do not fulfill their obligations to us.

If we do consummate the Canopy Transaction, we will incur a substantial amount of additional indebtedness which could have an adverse effect on our financial health and may make it more difficult for us to obtain additional financing in the future

In the event we do consummate the Canopy Transaction, we may become subject to additional risks and uncertainties due to our increased investment in Canopy, the occurrence of which may have an adverse effect on us. These risks and uncertainties include:

•
our increased leverage as a result of the Canopy Transaction may have an adverse effect on our financial condition and may limit our ability to obtain financing in the future. We may be unable to maintain our investment grade rating if we cannot return our debt leverage ratio to our targeted level. If our ability to borrow is adversely affected due to our increased leverage, funds available for other acquisition opportunities, operations, expansion, construction and other capital expenditures, and stock repurchases may be reduced. Following completion of the Canopy Transaction, we expect to limit certain activities, such as the repurchase of shares of our common stock and certain acquisitions, until we return to our targeted leverage ratio. However, we do expect to continue making investments through our corporate venture capital function.

•	although we believe we can service our increased debt obligations through our anticipated cash flows, the cash we use to service our debt will not be available to us for other corporate purposes;

•	our business strategy with respect to cannabis may not be realized if the financial and operational performance of Canopy does not meet our current expectations;

•
if alternative financing is not available and we are required to obtain financing under the Bridge Credit Agreement, the interest rates and other financial terms for debt incurred pursuant to the Bridge Credit Agreement would be generally less favorable than the other financing we expect to obtain in connection with the Canopy Transaction; and

•
if we do obtain financing under the Bridge Credit Agreement, we will be required to obtain alternative financing within 364 days and there is no guarantee that any financing to replace the bridge financing could be obtained on rates and terms satisfactory to us or that any such financing could be obtained at all.

Cannabis is not legal in every jurisdiction and is currently illegal under U.S. federal law; additionally, we will not control Canopy’s business or operations and must rely on Canopy’s internal controls and procedures associated with the operation of that business; nevertheless, our financing arrangements require us to certify, among other things, that to our knowledge, Canopy does not knowingly or intentionally violate laws dealing with controlled substances

The ability of Canopy to achieve its business objectives is contingent, in part, upon the legality of the cannabis industry, Canopy’s compliance with regulatory requirements enacted by various governmental authorities, and Canopy obtaining all regulatory approvals, where necessary, for the production and sale of its products. The laws and regulations governing medical and recreational cannabis are still developing, including in ways that we may not foresee. Cannabis is a schedule-1 controlled substance in the U.S. and is currently illegal under U.S. federal law. Even in those U.S. states in which the recreational use of marijuana has been legalized, its use remains a violation of U.S. federal law. Since U.S. federal laws criminalizing the use of marijuana preempt state laws that legalize its use, continuation of U.S. federal law in its current state regarding cannabis would likely result in an inability to expand the Canopy business into the U.S. Similar issues of illegality apply in other countries. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or impact negatively Canopy’s markets, products and sales initiatives and could have a material adverse effect on Canopy’s business, results of operation or financial condition. Were that to occur, we may not be able to recover the value of our investments in Canopy.

Although we will have the right to nominate four members of the Canopy board of directors, we do not control Canopy’s business or operations and rely on Canopy’s internal controls and procedures for operation of that business. Nevertheless, our financing arrangements require us to certify, among other things, that to our knowledge (i)  Canopy is properly licensed and operating in accordance with Canadian laws in all material respects; (ii)  Canopy does not knowingly or intentionally purchase, manufacture, distribute, import and/or sell marijuana or any other controlled substance in or from the United States of America or any other jurisdiction, in each case, where such purchase, manufacture, distribution, importation or sale of marijuana or such other controlled substance is illegal, except in compliance with all applicable Federal, state, local or foreign laws, rules and regulations; and (iii)  Canopy does not knowingly or intentionally partner with, invest in, or distribute marijuana or any other controlled substance to any third-party that knowingly or intentionally purchases, sells, manufactures, or distributes marijuana or any other controlled substance in the United States of America or any other jurisdiction, in each case, where such purchase, sale, manufacture or distribution of marijuana or such other controlled substance is illegal, except in compliance with all applicable Federal, state, local or foreign laws, rules and regulations. Were we to know that Canopy was knowingly or intentionally violating any of these applicable laws, we would be unable to make the required certification under our financing arrangements, which could lead to a default under those financing arrangements.

We may not realize the expected benefits from the Canopy Transaction which could cause our results of operations to fail to meet expectations; any delay from our current expectations regarding expected timeframes for governmental approvals of medical or recreational cannabis could materially adversely impact Canopy’s results of operations and business prospects and the value of our investment

The legal cannabis market is an emerging market. The legislative framework pertaining to the Canadian cannabis market, as well as cannabis markets in other countries, is uncertain. The success of the Canopy Transaction will depend on, among other things, the ability of Canopy to create a strong platform for us to operate successfully in the cannabis market space. There is no assurance a robust cannabis consumer market will develop consistent with our expectations or that consumers will purchase any Canopy products.

A failure in the demand for Canopy’s products to materialize as a result of competition, consumer desire, competition from legal and illegal market entrants or other products, or other factors could have a material adverse effect on Canopy’s business, results of operation or financial condition. Were that to occur, we may have to write down the value of our investments in Canopy. The changing legal landscape and the lack of consumer market data makes it difficult to predict the pace at which the cannabis market may grow, if at all, and the products that consumers will purchase in the cannabis marketplace.

For example, although the regulations to the Canadian Cannabis Act are not yet in force, the Canadian Cannabis Act is expected to prohibit testimonials, lifestyle branding and packaging that is appealing to youth. The restrictions on advertising, marketing and the use of logos and brand names could have a material adverse effect on Canopy’s business, financial condition and results of operation, and our investment in Canopy.

Additionally, Canopy must rely on its own market research to forecast sales as detailed forecasts are not generally available at this early stage in the cannabis industry in Canada and globally. Market research relating to the adult-use recreational legal cannabis industry is not yet available and, as such, trends can only be forecasted ahead of its legalization.

Although our 2018 Canopy Investment will be accounted for under the equity method of accounting from the date of closing and the Original Canopy Warrants will continue being accounted for at fair value, as the Additional Canopy Warrants are expected to be accounted for at fair value, our financial statements may reflect an increased volatility as a result of the increase in the number of warrants we will hold

The value of the warrants we hold in Canopy through our subsidiaries are subject to the volatility of the market price of Canopy common stock. The Canopy common stock has experienced great volatility and that volatility may continue in the future and may be subject to wide fluctuations in response to many factors beyond the control of Canopy or of us. These factors include, but are not limited to:

•	actual or anticipated fluctuations in Canopy’s reported results of operations;

•	recommendations by securities analysts;

•	changes in the market valuations of companies in the industry in which Canopy operates;

•	announcement of developments and material events by Canopy or its competitors;

•	fluctuations in the costs of vital production materials and services;

•	addition or departure of Canopy executive officers or other key personnel;

•	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in Canopy’s industry or target markets;

•	regulatory changes affecting the cannabis industry generally and Canopy’s business and operations; and

•	administrative obligations associated with Health Canada requirements and compliance with all associated rules and regulations including, but not limited to, the Canadian Cannabis Act.

Canopy’s control regime may not be as robust as ours

Canopy’s business is subject to evolving corporate governance and public disclosure regulations that may from time to time increase both Canopy’s compliance costs and the risk of its non-compliance. These include changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including, but not limited to, the Canadian Securities Administrators, the TSX, the International Accounting Standards Board, the SEC, and the NYSE. These rules continue to evolve in scope and complexity creating new requirements for Canopy. Canopy is currently exempt from certain NYSE corporate governance requirements because it is a foreign private issuer listed on the NYSE and registered with the SEC and is subject to Canadian requirements. As Canopy recently registered with the SEC, it did not need to test its internal control procedures to satisfy the requirements pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) that require management of Canopy to perform an annual assessment of the effectiveness of Canopy’s internal control over financial reporting and its registered public accounting firm to provide an attestation report as to the effectiveness of such controls. The future application of SOX to Canopy will require management of Canopy to perform an annual assessment of Canopy’s internal control over financial reporting and its registered public accounting firm to conduct an independent assessment of the effectiveness of such controls. Canopy’s internal controls may not be adequate, or Canopy may not be able to maintain them as required by SOX. Canopy may not be able to maintain effective internal controls over financial reporting on an ongoing basis if standards are modified, supplemented or amended from time to time. If Canopy does not satisfy SOX requirements on an ongoing and timely basis, investors could lose confidence in the reliability of its financial statements, and this could harm Canopy’s business and have a negative impact on trading price or market value of Canopy securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
June 1 – 30, 2018	—	$—	—	$2,408,371,308
July 1 – 31, 2018	1,128,598	$214.60	1,128,598	$2,166,175,442
August 1 – 31, 2018	773,039	$209.65	773,039	$2,004,109,044
Total	1,901,637	$212.59	1,901,637

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

INDEX TO EXHIBITS

Exhibit No.
2.1
Subscription Agreement, dated as of August 14, 2018, by and between CBG Holdings LLC and Canopy Growth Corporation, including, among other things, a form of the Amended and Restated Investor Rights Agreement (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 14, 2018, filed August 16, 2018, and incorporated herein by reference). +

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.3	By-Laws of the Company, amended and restated as of October 3, 2018 (filed herewith).

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

4.22
Restatement Agreement, dated as of August 10, 2018, by and among the Company, CIH International S.à r.l., CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Seventh Amended and Restated Credit Agreement dated as of August 10, 2018, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 10, 2018, filed August 14, 2018 and incorporated herein by reference).

4.23
Bridge Facility Commitment Letter, dated as of August 14, 2018, between Constellation Brands, Inc. and Bank of America, N.A., including a form of Bridge Credit Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 14, 2018, filed August 16, 2018 and incorporated herein by reference).

4.24
Restatement Agreement, dated as of September 14, 2018, by and among the Company, CB International Finance S.à r.l., certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Eighth Amended and Restated Credit Agreement dated as of September 14, 2018, by an among the Company, CB International Financing S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

4.25
Term Loan Credit Agreement, dated as of September 14, 2018, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

4.26
Bridge Credit Agreement, dated September 14, 2018, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

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

10.2
Guarantee Agreement (Term Loan Credit Agreement), dated as of September 14, 2018, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Term Loan Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

10.3
Guarantee Agreement (Bridge Credit Agreement), dated as of September 14, 2018, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent for the ratable benefit of the Lenders party to the Bridge Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2018 and February 28, 2018, (ii) Consolidated Statements of Comprehensive Income for the six months and three months ended August 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

#	Company’s Commission File No. 001-08495.

*	Designates management contract or compensatory plan or arrangement.
+ The disclosure schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Constellation Brands agrees to furnish supplementally a copy of such disclosure schedules, or any section thereof, to the SEC upon request.

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

CONSTELLATION BRANDS, INC.

Date:	October 4, 2018	By:	/s/ Thomas M. McCorry
Thomas M. McCorry, Senior Vice President and Controller

Date:	October 4, 2018	By:	/s/ David Klein
David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)