Form 10-Q
period 2018-11-30
CONSTELLATION BRANDS, INC.
filed 2019-01-09
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018
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

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of December 31, 2018, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	166,548,089
Class B Common Stock, par value $.01 per share	23,316,629
Class 1 Common Stock, par value $.01 per share	11,983

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	November 30, 2018	February 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$130.6	$90.3
Accounts receivable	837.2	776.2
Inventories	2,198.0	2,084.0
Prepaid expenses and other	472.7	523.5
Total current assets	3,638.5	3,474.0
Property, plant and equipment	4,986.3	4,789.7
Goodwill	8,061.8	8,083.1
Intangible assets	3,307.8	3,304.8
Equity method investments	3,583.0	121.5
Other assets	4,313.0	765.6
Total assets	$27,890.4	$20,538.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$731.5	$746.8
Current maturities of long-term debt	1,065.6	22.3
Accounts payable	882.7	592.2
Other accrued expenses and liabilities	683.6	678.3
Total current liabilities	3,363.4	2,039.6
Long-term debt, less current maturities	11,772.5	9,417.6
Other liabilities	1,234.5	1,089.8
Total liabilities	16,370.4	12,547.0
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 185,514,404 shares and 258,718,356 shares, respectively	1.9	2.6
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,322,429 shares and 28,335,387 shares, respectively	0.3	0.3
Additional paid-in capital	1,368.8	2,825.3
Retained earnings	13,176.8	9,157.2
Accumulated other comprehensive loss	(505.9)	(202.9)
	14,041.9	11,782.5
Less: Treasury stock –
Class A Common Stock, at cost, 18,970,734 shares and 90,743,239 shares, respectively	(2,783.0)	(3,805.2)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,785.2)	(3,807.4)
Total CBI stockholders’ equity	11,256.7	7,975.1
Noncontrolling interests	263.3	16.6
Total stockholders’ equity	11,520.0	7,991.7
Total liabilities and stockholders’ equity	$27,890.4	$20,538.7

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data) (unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2018	2017	2018	2017
Sales	$6,916.3	$6,390.6	$2,160.6	$1,981.7
Excise taxes	(597.5)	(572.3)	(188.0)	(179.8)
Net sales	6,318.8	5,818.3	1,972.6	1,801.9
Cost of product sold	(3,132.0)	(2,851.0)	(1,002.6)	(891.6)
Gross profit	3,186.8	2,967.3	970.0	910.3
Selling, general and administrative expenses	(1,239.9)	(1,199.3)	(413.5)	(420.7)
Operating income	1,946.9	1,768.0	556.5	489.6
Income (loss) from unconsolidated investments	918.2	249.7	(134.6)	249.1
Interest expense	(248.6)	(245.1)	(72.8)	(81.4)
Loss on extinguishment of debt	(1.7)	(19.1)	(1.7)	(10.3)
Income before income taxes	2,614.8	1,753.5	347.4	647.0
Provision for income taxes	(405.1)	(352.0)	(35.3)	(150.6)
Net income	2,209.7	1,401.5	312.1	496.4
Net income attributable to noncontrolling interests	(13.3)	(8.6)	(9.0)	(3.6)
Net income attributable to CBI	$2,196.4	$1,392.9	$303.1	$492.8

Comprehensive income	$1,891.7	$1,605.3	$98.2	$369.2
Comprehensive (income) loss attributable to noncontrolling interests	1.7	(21.6)	3.6	2.0
Comprehensive income attributable to CBI	$1,893.4	$1,583.7	$101.8	$371.2

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$11.66	$7.22	$1.62	$2.55
Basic – Class B Convertible Common Stock	$10.59	$6.55	$1.47	$2.32

Diluted – Class A Common Stock	$11.21	$6.92	$1.56	$2.45
Diluted – Class B Convertible Common Stock	$10.35	$6.40	$1.45	$2.26

Weighted average common shares outstanding:
Basic – Class A Common Stock	167.203	171.854	166.364	171.922
Basic – Class B Convertible Common Stock	23.322	23.339	23.318	23.333

Diluted – Class A Common Stock	195.921	201.183	194.820	201.177
Diluted – Class B Convertible Common Stock	23.322	23.339	23.318	23.333

Cash dividends declared per common share:
Class A Common Stock	$2.22	$1.56	$0.74	$0.52
Class B Convertible Common Stock	$2.01	$1.41	$0.67	$0.47

The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,209.7	$1,401.5

Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized net gain on securities measured at fair value	(786.5)	(216.8)
Net gain on sale of unconsolidated investment	(99.8)	—
Net income tax benefit related to the Tax Cuts and Jobs Act	(37.6)	—
Equity in earnings of equity method investees, net of distributed earnings	(18.4)	(20.5)
Depreciation	250.1	214.4
Deferred tax provision	208.1	91.1
Stock-based compensation	51.1	45.5
Amortization of debt issuance costs and loss on extinguishment of debt	25.8	27.6
Amortization and impairment of intangible assets	4.5	91.2
Loss on contract termination	—	59.0
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(56.4)	(38.4)
Inventories	(127.7)	(221.7)
Prepaid expenses and other current assets	(56.6)	(78.3)
Accounts payable	301.3	157.7
Other accrued expenses and liabilities	33.7	(67.8)
Other	72.6	23.9
Total adjustments	(235.8)	66.9
Net cash provided by operating activities	1,973.9	1,468.4

Cash flows from investing activities:
Investments in equity method investees and securities	(4,077.3)	(191.3)
Purchases of property, plant and equipment	(620.3)	(705.6)
Purchases of businesses, net of cash acquired	(45.3)	(131.9)
Proceeds from sale of unconsolidated investment	110.2	—
Proceeds from sales of assets	46.3	1.2
Other investing activities	(0.9)	(10.7)
Net cash used in investing activities	(4,587.3)	(1,038.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,657.6	6,017.9
Proceeds from shares issued under equity compensation plans	32.6	37.5
Purchases of treasury stock	(504.3)	(239.2)
Dividends paid	(417.9)	(301.1)
Principal payments of long-term debt	(45.3)	(6,522.8)
Payments of debt issuance costs	(33.3)	(32.4)
Net proceeds from (repayments of) short-term borrowings	(14.5)	604.9
Payments of minimum tax withholdings on stock-based payment awards	(13.6)	(22.9)
Net cash provided by (used in) financing activities	2,661.3	(458.1)

Effect of exchange rate changes on cash and cash equivalents	(7.6)	5.1

Net increase (decrease) in cash and cash equivalents	40.3	(22.9)
Cash and cash equivalents, beginning of period	90.3	177.4
Cash and cash equivalents, end of period	$130.6	$154.5

Supplemental disclosures of noncash investing and financing activities:
Additions to property, plant and equipment	$130.9	$155.7
Conversion of long-term debt to noncontrolling equity interest	$248.4	$—
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2018
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

As noted, the majority of our revenues are generated from the domestic sale of beer, wine and spirits to wholesale distributors in the U.S. Our other revenue generating activities include the export of certain of our products to select international markets, as well as the sale of our products through state alcohol beverage control agencies and on-premise, retail locations in certain markets. We have evaluated these other revenue generating activities under the disaggregation disclosure criteria outlined within the amended guidance and concluded that these other revenue generating activities are immaterial for separate disclosure. See Note 16 for disclosure of net sales by product type.

Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons and rebates. This variable consideration is recorded as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. For example, customer promotional discount programs are entered into with certain distributors for certain periods of time. The amount ultimately reimbursed to distributors is determined based upon agreed-upon promotional discounts which are applied to distributors’ sales to retailers. Other common forms of variable consideration include volume rebates for meeting established sales targets, and coupons and mail-in rebates offered to the end consumer. The determination of the reduction of the transaction price for variable consideration requires that we make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recognized. We estimate this variable consideration by taking into account factors such as the nature of the promotional activity, historical information and current trends, availability of actual results, and expectations of customer and consumer behavior.

Excise taxes remitted to tax authorities are government-imposed excise taxes on our beverage alcohol products. Excise taxes are shown on a separate line item as a reduction of sales. Excise taxes are recognized as a current liability in other accrued expenses and liabilities, with the liability subsequently reduced when the taxes are remitted to the tax authority.

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

We adopted this guidance on March 1, 2018, using the retrospective application method to allow for comparable reporting in all periods throughout the year ending February 28, 2019. Based on our analysis, we concluded that the adoption of the amended guidance did not have a material impact on our net sales recognition. However, the broad definition of variable consideration under this guidance requires us to estimate and recognize certain variable payments resulting from various sales incentives earlier than we have historically recognized them. This change in the timing of when we recognize sales incentive expenses resulted in a shift in net sales recognition primarily between our fiscal quarters. Under the retrospective application method, we recognized the cumulative impact of adopting this guidance in the first quarter of fiscal 2019 with a reduction to our March 1, 2016, opening retained earnings of $49.0 million, net of income tax effect, with an offsetting increase to current accrued promotion expense and the recognition of a deferred tax asset to align the timing of when we recognize sales incentive expense and when we recognize revenue.

The effects of the retrospective application method on our consolidated financial statements for the periods presented in this report were as follows:

	As Previously Reported	Revenue Recognition Adjustments	As Adjusted
(in millions, except per share data)
Consolidated Balance Sheet at February 28, 2018
Other accrued expenses and liabilities	$583.4	$94.9	$678.3
Total current liabilities	$1,944.7	$94.9	$2,039.6
Other liabilities (including deferred income taxes – as previously reported, $718.3 million; as adjusted, $694.4 million)	$1,113.7	$(23.9)	$1,089.8
Total liabilities	$12,476.0	$71.0	$12,547.0
Retained earnings	$9,228.2	$(71.0)	$9,157.2
Total stockholders’ equity	$8,062.7	$(71.0)	$7,991.7

	As Previously Reported	Revenue Recognition Adjustments	As Adjusted
(in millions, except per share data)
Consolidated Statement of Comprehensive Income for the Nine Months Ended November 30, 2017
Sales	$6,391.4	$(0.8)	$6,390.6
Net sales	$5,819.1	$(0.8)	$5,818.3
Gross profit	$2,968.1	$(0.8)	$2,967.3
Operating income	$1,768.8	$(0.8)	$1,768.0
Income before income taxes	$1,754.3	$(0.8)	$1,753.5
Provision for income taxes	$(352.3)	$0.3	$(352.0)
Net income	$1,402.0	$(0.5)	$1,401.5
Net income attributable to CBI	$1,393.4	$(0.5)	$1,392.9
Comprehensive income attributable to CBI	$1,584.2	$(0.5)	$1,583.7

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$7.22	$—	$7.22
Basic – Class B Convertible Common Stock	$6.55	$—	$6.55

Diluted – Class A Common Stock	$6.93	$(0.01)	$6.92
Diluted – Class B Convertible Common Stock	$6.40	$—	$6.40

Consolidated Statement of Comprehensive Income for the Three Months Ended November 30, 2017
Sales	$1,978.9	$2.8	$1,981.7
Net sales	$1,799.1	$2.8	$1,801.9
Gross profit	$907.5	$2.8	$910.3
Operating income	$486.8	$2.8	$489.6
Income before income taxes	$644.2	$2.8	$647.0
Provision for income taxes	$(149.5)	$(1.1)	$(150.6)
Net income	$494.7	$1.7	$496.4
Net income attributable to CBI	$491.1	$1.7	$492.8
Comprehensive income attributable to CBI	$369.5	$1.7	$371.2

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$2.54	$0.01	$2.55
Basic – Class B Convertible Common Stock	$2.31	$0.01	$2.32

Diluted – Class A Common Stock	$2.44	$0.01	$2.45
Diluted – Class B Convertible Common Stock	$2.26	$—	$2.26

The adoption of the revenue recognition guidance had no impact to cash flows from operating, financing or investing activities in our consolidated statement of cash flows for the nine months ended November 30, 2017.

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
In February 2016, the FASB issued guidance for the accounting for leases. Under this guidance, a lessee will recognize assets and liabilities on its balance sheet for most leases, but will recognize expense similar to current lease accounting guidance. Additionally, this guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We are required to adopt this guidance for our annual and interim periods beginning March 1, 2019. We intend to implement this guidance under the modified retrospective approach and apply the transition method which does not require adjustments to comparative periods or require modified disclosures for those comparative periods.

The guidance provides a number of optional practical expedients in transition. We expect to elect all of the available transition practical expedients, other than the use-of-hindsight. We are currently preparing to implement changes to our accounting policies, systems and controls, including the implementation of new leasing software capable of producing the required data for accounting and disclosure purposes. Based on analysis to date, we do not expect the adoption of this guidance to have a material impact on our results of operations or liquidity. We are in the process of quantifying the impact on our financial condition from applying this guidance, including the recognition of new right-of-use assets and lease liabilities associated with our operating leases. Among other items, we are finalizing (i)  the development and application of the rates at which future lease payments will be discounted and (ii)  the review of our existing contracts for embedded lease arrangements. Our assessment will be completed during the fourth quarter of fiscal 2019.

The guidance also provides practical expedients for an entity’s ongoing accounting. We expect to elect the short-term lease recognition exemption which will allow us to not recognize right-of-use assets and lease liabilities for all leases with an initial term of 12 months or less. We also expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

3.    INVENTORIES:

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor and overhead and consist of the following:

	November 30, 2018	February 28, 2018
(in millions)
Raw materials and supplies	$142.3	$160.8
In-process inventories	1,532.5	1,382.8
Finished case goods	523.2	540.4
	$2,198.0	$2,084.0

Related party transactions and arrangements –
We have an equally-owned glass production plant joint venture with Owens-Illinois. We have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements were $172.4 million and $282.5 million for the nine months ended November 30, 2018, and November 30, 2017, respectively, and $48.7 million and $83.4 million for the three months ended November 30, 2018, and November 30, 2017, respectively.

4.    DERIVATIVE INSTRUMENTS:

Overview –
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2018 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2018. In addition, we have investments in certain equity securities which provide us with the option to purchase an additional ownership interest in the equity securities of that issuer (see Note 8). These investments are included in other assets and are accounted for at fair value, with the net gain (loss) from the changes in fair value of these investments recognized in income (loss) from unconsolidated investments (see Note 5).

The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2018	February 28, 2018
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,598.7	$1,465.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$356.8	$440.6
Commodity derivative contracts	$260.2	$177.5

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2018, the estimated fair value of derivative instruments in a net liability position due to counterparties was $65.8 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2018, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	November 30, 2018	February 28, 2018		November 30, 2018	February 28, 2018
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.8	$21.2	Other accrued expenses and liabilities	$34.9	$7.8
Other assets	$4.9	$17.0	Other liabilities	$30.6	$9.9

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.6	$2.1	Other accrued expenses and liabilities	$2.0	$2.2
Commodity derivative contracts:
Prepaid expenses and other	$6.6	$6.3	Other accrued expenses and liabilities	$8.7	$3.0
Other assets	$1.7	$2.8	Other liabilities	$8.5	$2.6

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income	Net Gain (Loss) Reclassified from AOCI to Income
(in millions)
For the Nine Months Ended November 30, 2018
Foreign currency contracts	$(55.6)	Sales	$0.1
		Cost of product sold	5.2
	$(55.6)		$5.3

For the Nine Months Ended November 30, 2017
Foreign currency contracts	$44.5	Sales	$(0.3)
		Cost of product sold	0.3
Interest rate swap contracts	(1.5)	Interest expense	1.3
	$43.0		$1.3

For the Three Months Ended November 30, 2018
Foreign currency contracts	$(48.6)	Sales	$—
		Cost of product sold	0.5
	$(48.6)		$0.5

For the Three Months Ended November 30, 2017
Foreign currency contracts	$(22.1)	Sales	$(0.4)
		Cost of product sold	2.3
Interest rate swap contracts	0.9	Interest expense	1.4
	$(21.2)		$3.3

We expect $15.5 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Nine Months Ended November 30, 2018
Commodity derivative contracts	Cost of product sold	$(5.1)
Foreign currency contracts	Selling, general and administrative expenses	(58.5)
Interest rate swap contracts	Interest expense	35.0
		$(28.6)

For the Nine Months Ended November 30, 2017
Commodity derivative contracts	Cost of product sold	$4.3
Foreign currency contracts	Selling, general and administrative expenses	4.4
		$8.7

For the Three Months Ended November 30, 2018
Commodity derivative contracts	Cost of product sold	$(14.7)
Foreign currency contracts	Selling, general and administrative expenses	(30.4)
Interest rate swap contracts	Interest expense	32.3
		$(12.8)

For the Three Months Ended November 30, 2017
Commodity derivative contracts	Cost of product sold	$3.5
Foreign currency contracts	Selling, general and administrative expenses	(2.0)
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

Canopy investments:
Equity securities, Common stock – The fair value of the November 2017 Canopy Investment (as defined in Note 8) is calculated through the date of the November 2018 Canopy Transaction (as defined in Note 8) by using the closing market price of the underlying equity security (Level 1 fair value measurement). As of the date of the November 2018 Canopy Transaction, the November 2017 Canopy Investment, collectively with the November 2018 Canopy Investment (as defined in Note 8), is accounted for under the equity method (see Note 8).
Equity securities, Warrants – The fair value of the November 2017 Canopy Warrants and the November 2018 Canopy Warrants (both as defined in Note 8) is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement). The assumptions used to estimate the fair value of the warrants are as follows:

	November 30, 2018		February 28, 2018
	November 2018 Canopy Warrants	November 2017 Canopy Warrants	November 2017 Canopy Warrants
Expected life (1)	2.9 years	1.4 years	2.2 years
Expected volatility (2)	75.2%	83.2%	70.9%
Risk-free interest rate (3)	2.2%	2.1%	1.8%
Expected dividend yield (4)	0.0%	0.0%	0.0%

(1)	Based on the expiration date of the warrants.

(2)	Based on historical volatility levels of the underlying equity security.

(3)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expected life.

(4)	Based on historical dividend levels.
Debt securities, Convertible – In June 2018, we acquired convertible debt securities issued by Canopy for C$200.0 million, or $150.5 million (the “Canopy Debt Securities”). We have elected the fair value option to account for the Canopy Debt Securities. This provides the greatest level of consistency with the accounting treatment for the November 2017 Canopy Warrants. Interest income on the Canopy Debt Securities is calculated using the effective interest method and is recognized separately from the changes in fair value in interest expense. The Canopy Debt Securities have a contractual maturity of five years from the date of issuance, but may be converted prior to maturity by either party upon the occurrence of certain events. At settlement, the Canopy Debt Securities can be settled at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof. The fair value is estimated using a binomial lattice option-pricing model (Level 2 fair value measurement). As of November 30, 2018, the assumptions used to estimate the fair value of the Canopy Debt Securities are as follows:

Remaining term (1)	4.6 years
Expected volatility (2)	44.2%
Risk-free interest rate (3)	2.2%
Expected dividend yield (4)	0.0%

(1)	Based on the contractual maturity date of the notes.

(2)	Based on historical volatility levels of the underlying equity security reduced to account for certain risks not incorporated into the option-pricing model.

(3)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the debt securities.

(4)	Based on historical dividend levels.
Debt securities, Available-for-sale (“AFS”): The fair value is estimated by discounting cash flows using market-based inputs (Level 3 fair value measurement) (see Note 9).
Short-term borrowings: The revolving credit facility under our senior credit facility is a variable interest rate bearing note which includes a fixed margin which is adjustable based upon our debt rating (as defined in our senior credit facility). Its fair value is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The remaining instruments, including our commercial paper, are variable interest rate bearing notes for which the carrying value approximates the fair value.
Long-term debt: The term loans under our 2018 Credit Agreement and our Term Credit Agreement (both as defined in Note 10) are variable interest rate bearing notes which include a fixed margin which is adjustable based upon our debt rating. The Senior Floating Rate Notes (as defined in Note 10) are variable interest rate bearing notes which include a fixed margin. The fair value of the term loans and the Senior Floating Rate Notes are estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The fair value of the remaining long-term debt, which is primarily fixed interest rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate fair value as of November 30, 2018, and February 28, 2018, due to the relatively short maturity of these instruments. As of November 30, 2018, the carrying amount of long-term debt, including the current portion, was $12,838.1 million, compared with an estimated fair value of $12,460.7 million. As of February 28, 2018, the carrying amount of long-term debt, including the current portion, was $9,439.9 million, compared with an estimated fair value of $9,398.4 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2018
Assets:
Foreign currency contracts	$—	$11.3	$—	$11.3
Commodity derivative contracts	$—	$8.3	$—	$8.3
Equity securities (1) (2)	$—	$1,881.2	$—	$1,881.2
Canopy Debt Securities (2)	$—	$166.9	$—	$166.9
Liabilities:
Foreign currency contracts	$—	$67.5	$—	$67.5
Commodity derivative contracts	$—	$17.2	$—	$17.2

February 28, 2018
Assets:
Foreign currency contracts	$—	$40.3	$—	$40.3
Commodity derivative contracts	$—	$9.1	$—	$9.1
Equity securities (1)	$402.4	$253.2	$—	$655.6
Debt securities, AFS	$—	$—	$16.6	$16.6
Liabilities:
Foreign currency contracts	$—	$19.9	$—	$19.9
Commodity derivative contracts	$—	$5.6	$—	$5.6

(1)	Equity securities consist of:	November 30, 2018	February 28, 2018
	(in millions)
	November 2017 Canopy Investment	$—	$402.4
	November 2017 Canopy Warrants	476.8	253.2
	November 2018 Canopy Warrants	1,404.4	—
		$1,881.2	$655.6

(2)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		For the Nine Months Ended		For the Three Months Ended
		November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
	(in millions)
	November 2017 Canopy Investment (i)	$292.5	$139.7	$(168.5)	$139.7
	November 2017 Canopy Warrants	223.5	77.1	(212.4)	77.1
	November 2018 Canopy Warrants	257.6	—	257.6	—
	Canopy Debt Securities	12.9	—	(40.6)	—
		$786.5	$216.8	$(163.9)	$216.8
	(i)	Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018.

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

6.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2017	$5,053.0	$2,867.5	$7,920.5
Purchase accounting allocations (1)	63.9	56.2	120.1
Foreign currency translation adjustments	40.7	1.8	42.5
Balance, February 28, 2018	5,157.6	2,925.5	8,083.1
Purchase accounting allocations (2)	22.3	11.8	34.1
Foreign currency translation adjustments	(48.7)	(6.7)	(55.4)
Balance, November 30, 2018	$5,131.2	$2,930.6	$8,061.8

(1)
Purchase accounting allocations associated primarily with the acquisitions of a brewery operation business in Obregon, Sonora, Mexico (the “Obregon Brewery”) ($13.8 million) and Funky Buddha Brewery LLC (Beer), and Schrader Cellars, LLC (Wine and Spirits).

(2)	Preliminary purchase accounting allocations associated primarily with the acquisitions of Four Corners Brewing Company LLC (Beer) and a production facility in Italy (Wine and Spirits).
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

Other:
In October 2018, we acquired a business in Italy, consisting primarily of a production facility, vineyards and inventory, to provide for additional processing and sourcing capabilities for our Italian wine portfolio.

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

7.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	November 30, 2018		February 28, 2018
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.9	$40.4	$89.8	$44.2
Other	20.4	1.0	20.3	1.4
Total	$110.3	41.4	$110.1	45.6

Nonamortizable intangible assets
Trademarks		3,266.4		3,259.2
Total intangible assets		$3,307.8		$3,304.8

We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2018, and November 30, 2017. Net carrying amount represents the gross carrying value net of accumulated amortization.

8.    EQUITY METHOD INVESTMENTS:

Our equity method investments are as follows:

	November 30, 2018		February 28, 2018
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment	$3,435.2	36.0%	$—	—%
Other equity method investments	147.8	20%-50%	121.5	20%-50%
	$3,583.0		$121.5

In November 2017, we acquired 18.9 million common shares, which represented a 9.9% ownership interest in Ontario, Canada-based Canopy Growth Corporation (the “November 2017 Canopy Investment”), a public company and leading provider of medicinal and recreational cannabis products (“Canopy”), plus warrants which give us the option to purchase an additional 18.9 million common shares of Canopy (the “November 2017 Canopy Warrants”) for C$245.0 million, or $191.3 million. The November 2017 Canopy Warrants were issued with an exercise price of C$12.98 with 50% currently vested and the remaining 50% to vest on February 1, 2019. These warrants expire in May 2020. These investments have been accounted for at fair value from the date of investment through October 31, 2018 (see “Canopy Equity Method Investment” below).

On November 1, 2018, we increased our ownership interest in Canopy by acquiring an additional 104.5 million common shares (the “November 2018 Canopy Investment”) (see Canopy Equity Method Investment below), plus warrants which give us the option to purchase an additional 139.7 million common shares (the “November 2018 Canopy Warrants”, and together with the “November 2018 Canopy Investment”, the “November 2018 Canopy Transaction”) for C$5,078.7 million, or $3,869.9 million. The allocation of the consideration paid as of the date of closing was determined using a relative fair value approach based upon a market value of C$5,060.9 million for the acquired common shares and a fair value of C$2,131.3 million for the acquired warrants using a Black-Scholes option-pricing model with similar assumptions as disclosed in Note 5. Accordingly, C$3,573.7 million, or $2,723.1 million, was allocated to the November 2018 Canopy Investment, and C$1,505.0 million, or $1,146.8 million, was allocated to the November 2018 Canopy Warrants. In addition, we incurred $24.5 million of direct acquisition costs which were allocated to the acquired securities utilizing this relative fair value approach.

This resulted in $17.2 million of direct acquisition costs being allocated to the November 2018 Canopy Investment and included in the value of the Canopy Equity Method Investment under the cost-accumulation model, and $7.3 million being allocated to the November 2018 Canopy Warrants and expensed to selling, general and administrative expenses.

The November 2018 Canopy Warrants consist of 88.5 million warrants (the “Tranche A Warrants”) and 51.2 million warrants (the “Tranche B Warrants”). The Tranche A Warrants are immediately exercisable at an exercise price of C$50.40. The Tranche B Warrants are exercisable upon the exercise, in full, of the Tranche A Warrants and at an exercise price equal to the volume-weighted average of the closing market price of Canopy’s common shares on the Toronto Stock Exchange for the five trading days immediately preceding the exercise date. The November 2018 Canopy Warrants expire in November 2021 and are accounted for at fair value from the date of investment. For the nine months and three months ended November 30, 2018, we recognized an unrealized net gain of $257.6 million resulting from the mark to fair value of the November 2018 Canopy Warrants.

On November 1, 2018, our ownership interest in Canopy increased to 36.6% and, as we can now exercise significant influence over Canopy, we account for the November 2017 Canopy Investment and the November 2018 Canopy Investment, each of which represents an investment in common shares of Canopy, collectively, under the equity method (the “Canopy Equity Method Investment”). As of November 1, 2018, the Canopy Equity Method Investment balance consists of the amount allocated to the November 2018 Canopy Investment of $2,740.3 million, plus the fair value of the November 2017 Canopy Investment at the date of closing of $694.9 million. We will recognize equity in earnings for this investment on a two-month lag. Accordingly, we will recognize equity in earnings from Canopy’s results for the period November 1, 2018, through December 31, 2018, in our consolidated financial statements for the fourth quarter of fiscal 2019. As of November 30, 2018, the carrying amount of the Canopy Equity Method Investment is greater than our equity in the underlying assets of Canopy by approximately $2.5 billion due primarily to the estimated fair value of identifiable intangible assets and goodwill. Beginning with the fourth quarter of fiscal 2019, our equity in earnings from the Canopy Equity Method Investment will be adjusted to reflect, among other items, the amortization of the fair value adjustments associated with the definite-lived intangible assets over their estimated useful lives.

In connection with the November 2018 Canopy Transaction, we entered into foreign currency option contracts in August 2018 to fix the U.S. dollar cost of the transaction. For the nine months and three months ended November 30, 2018, we recognized net losses of $30.2 million and $25.5 million, respectively, in selling, general and administrative expenses with the payment at maturity of the derivative instruments reported as cash flows from investing activities in investments in equity method investees and securities.

Canopy has various convertible equity securities outstanding, including equity awards granted to its employees and options and warrants issued to various third parties, including our November 2017 Canopy Warrants and November 2018 Canopy Warrants. As of November 30, 2018, the conversion of Canopy equity securities held by its employees and/or held by other third parties would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. The exercise of our November 2017 Canopy Warrants as of November 30, 2018, also would not have a significant effect on our share of Canopy’s reported earnings or losses. However, as of November 30, 2018, the exercise of all of the November 2017 Canopy Warrants and the November 2018 Canopy Warrants held by us would result in an increase in our ownership interest in Canopy to greater than 50% and the consolidation of Canopy’s results of operations in our consolidated results of operations with the recognition of an associated noncontrolling ownership interest, as appropriate. This may have a significant effect on our share of Canopy’s reported earnings or losses. As of November 30, 2018, the exercise of all Canopy warrants held by us would require a cash outflow of approximately $5.3 billion based on the terms of the November 2017 Canopy Warrants and the November 2018 Canopy Warrants. Additionally, as of November 30, 2018, the fair value of our equity method investment in Canopy was $4,190.8 million based on the closing price of the underlying equity security as of that date.

9.    OTHER ASSETS:

The major components of other assets are as follows:

	November 30, 2018	February 28, 2018
(in millions)
Deferred income taxes (see Note 2)	$2,177.7	$—
Investments in securities measured at fair value	2,048.1	672.2
Other	87.2	93.4
	$4,313.0	$765.6

Sale of Accolade Wine Investment –
In May 2018, we completed the sale of our remaining interest in our previously-owned Australian and European business (the “Accolade Wine Investment”) for A$149.1 million, or $113.6 million, subject to closing adjustments. We received cash proceeds, net of direct costs to sell, of $110.2 million and a note receivable of $3.4 million. This interest consisted of an investment accounted for under the cost method and AFS debt securities. For the nine months ended November 30, 2018, we recognized a net gain of $99.8 million in connection with this transaction. This net gain is included in income (loss) from unconsolidated investments.

10.    BORROWINGS:

Borrowings consist of the following:

	November 30, 2018			February 28, 2018
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Senior credit facility, Revolving credit loans	$105.0			$79.0
Commercial paper	626.5			266.9
Other	—			400.9
	$731.5			$746.8

Long-term debt
Senior credit facility, Term loan	$5.0	$489.0	$494.0	$497.7
Term loan credit facility	50.0	1,448.9	1,498.9	—
Senior notes	997.0	9,816.1	10,813.1	8,674.2
Other	13.6	18.5	32.1	268.0
	$1,065.6	$11,772.5	$12,838.1	$9,439.9

Senior credit facility –
The Company, CIH International S.à r.l., a wholly-owned subsidiary of ours (“CIH”), CB International Finance S.à r.l., a wholly-owned subsidiary of ours (“CB International”) (together with CIH, the “European Borrowers”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders were parties to a credit agreement, as amended and restated (the “2017 Credit Agreement”).

In August 2018, the Company, CIH, CB International, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “August 2018 Restatement Agreement”) that amended and restated the 2017 Credit Agreement (as amended and restated by the August 2018 Restatement Agreement, the “August 2018 Credit Agreement”). The principal changes effected by the August 2018 Restatement Agreement were:

•	The removal of CIH as a borrower under the August 2018 Credit Agreement;

•	The termination of a cross-guarantee agreement by the European Borrowers; and

•	The addition of a mechanism to provide for the replacement of LIBOR with an alternative benchmark rate in certain circumstances where LIBOR cannot be adequately ascertained or available.

In September 2018, the Company, CB International, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2018 Restatement Agreement”) that amended and restated the August 2018 Credit Agreement (as amended and restated by the 2018 Restatement Agreement, the “2018 Credit Agreement”). The primary change effected by the 2018 Restatement Agreement was the increase of the revolving credit facility from $1.5 billion to $2.0 billion and extension of its maturity to September 14, 2023. The 2018 Restatement Agreement also modified certain financial covenants in connection with the November 2018 Canopy Transaction and added various representations and warranties, covenants and an event of default related to the November 2018 Canopy Transaction.

Term Credit Agreement –
In September 2018, the Company, the Administrative Agent, and certain other lenders entered into a term loan credit agreement (the “Term Credit Agreement”). The Term Credit Agreement provides for aggregate credit facilities of $1.5 billion, consisting of a $500.0 million three-year term loan facility (the “Three-Year Term Facility”) and a $1.0 billion five-year term loan facility (the “Five-Year Term Facility”).

The Three-Year Term Facility is not subject to amortization payments, with the balance due and payable at maturity. The Five-Year Term Facility will be repaid in quarterly payments of principal equal to 1.25% of the original aggregate principal amount of the Five-Year Term Facility, with the balance due and payable at maturity.

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

As of November 30, 2018, aggregate credit facilities under the 2018 Credit Agreement and the Term Credit Agreement consist of the following:

	Amount	Maturity
(in millions)
2018 Credit Agreement
Revolving Credit Facility (1) (2)	$2,000.0	Sept 14, 2023
U.S. Term A-1 Facility (1) (3)	500.0	July 14, 2024
	$2,500.0
Term Credit Agreement
Three-Year Term Facility (1) (3)	$500.0	Nov 1, 2021
Five-Year Term Facility (1) (3)	1,000.0	Nov 1, 2023
	$1,500.0

(1)
Contractual interest rate varies based on our debt rating (as defined in the respective agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin, or, in certain circumstances where LIBOR cannot be adequately ascertained or available, an alternative benchmark rate plus a margin.

(2)	We and/or CB International are the borrower under the $2,000.0 million Revolving Credit Facility. Includes a sub-facility for letters of credit of up to $200.0 million.

(3)	We are the borrower under the U.S. Term A-1 loan facility, the Three-Year Term Facility and the Five-Year Term Facility.

As of November 30, 2018, information with respect to borrowings under the 2018 Credit Agreement and the Term Credit Agreement is as follows:

	2018 Credit Agreement		Term Credit Agreement
	Revolving Credit Facility	U.S. Term A-1 Facility (1)	Three-Year Term Facility (1)	Five-Year Term Facility (1)
(in millions)
Outstanding borrowings	$105.0	$494.0	$499.5	$999.4
Interest rate	3.4%	3.8%	3.4%	3.5%
LIBOR margin	1.13%	1.50%	1.13%	1.25%
Outstanding letters of credit	$10.7
Remaining borrowing capacity (2)	$1,257.2

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

(2)
Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2018 Credit Agreement and outstanding borrowings under our commercial paper program of $627.1 million (excluding unamortized discount) (see “Commercial paper program”).

Commercial paper program –
In October 2018, our Board of Directors authorized a $1.0 billion increase to our commercial paper program, thereby providing for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2018 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2018 Credit Agreement. As of November 30, 2018, we had $626.5 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 2.7% and a weighted average remaining term of 14 days.

Senior notes –
In October 2018, we issued $2,150.0 million aggregate principal amount of Senior Notes (the “October 2018 Senior Notes”). Proceeds from this offering, net of discount and debt issuance costs, were $2,129.0 million. The October 2018 Senior Notes consist of:

		Date of		Redemption
	Principal	Maturity	Interest Payments	Stated Redemption Date	Stated Basis Points
(in millions, except basis points)
Senior Floating Rate Notes (1) (2)	$650.0	Nov 2021	Quarterly
4.40% Senior Notes (1) (3)	$500.0	Nov 2025	May/Nov	Sept 2025	20
4.65% Senior Notes (1) (3)	$500.0	Nov 2028	May/Nov	Aug 2028	25
5.25% Senior Notes (1) (3)	$500.0	Nov 2048	May/Nov	May 2048	30

(1)
Senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. Guaranteed by certain of our U.S. subsidiaries on a senior unsecured basis.

(2)
Interest will accrue for each quarterly interest period at a rate equal to three-month LIBOR plus 0.70% per year as determined on the applicable interest determination date as defined in the indenture. Interest is payable quarterly in February, May, August and November. The notes are not redeemable prior to October 30, 2019. On or after this date, the notes are redeemable, in whole or in part, at our option at any time prior to maturity, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

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

Interest rate swap contracts –
In August 2018, we entered into forward-starting interest rate swap contracts with an aggregate notional value of $1,250.0 million to economically hedge our exposure to interest rate volatility associated with the debt financing for the November 2018 Canopy Transaction. The effective date and mandatory termination date of the interest rate swap contracts were the same. The interest rate swap contracts were not designated as a hedge for accounting purposes. For the nine months and three months ended November 30, 2018, we recognized a gain of $35.0 million and $32.4 million, respectively, in connection with the settlement of the interest rate swap contracts in October 2018. This amount was recognized in interest expense.

Other long-term debt –
In August 2018, we recorded a conversion of $248.4 million from long-term debt to noncontrolling equity interests associated with the noncash settlement of a prior contractual agreement with our glass production plant joint venture partner, Owens-Illinois.

Debt payments –
As of November 30, 2018, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $72.9 million and $16.1 million, respectively) for the remaining three months of fiscal 2019 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2019	$16.6
2020	1,068.5
2021	764.1
2022	1,710.1
2023	1,856.6
2024	1,842.5
Thereafter	5,668.7
$12,927.1

11.    INCOME TAXES:

Our effective tax rate for the nine months ended November 30, 2018, and November 30, 2017, was 15.5% and 20.1%, respectively. Our effective tax rate for the three months ended November 30, 2018, and November 30, 2017, was 10.2% and 23.3%, respectively.

For the nine months and three months ended November 30, 2018, our effective tax rate was lower than the federal statutory rate of 21% primarily due to:

•	Lower effective tax rates applicable to our foreign businesses;

•
The recognition of an income tax benefit for the three months ended November 30, 2018, associated with an adjustment to provisional amounts recognized for the year ended February 28, 2018, in connection with the Tax Cuts and Jobs Act (the “TCJ Act”) (see additional discussion below); and

•	The recognition of a net income tax benefit from stock-based compensation award activity.

For the three months ended November 30, 2018, our effective tax rate was also unfavorably impacted by the lower effective tax rate on the benefit of the net unrealized losses from the changes in fair value of the November 2017 Canopy investments.

For the nine months and three months ended November 30, 2017, our effective tax rate was lower than the federal statutory rate of 35% primarily due to:

•
Lower effective tax rates applicable to our foreign businesses, including our assertion regarding indefinitely reinvesting earnings of certain foreign subsidiaries, which was initially asserted in the third quarter of fiscal 2017; and

•	The recognition of a net income tax benefit from stock-based compensation award activity.

On December 22, 2017, the TCJ Act was signed into law. The TCJ Act significantly changes U.S. corporate income taxes. Additionally, in December 2017, the SEC issued guidance related to the income tax accounting implications of the TCJ Act. This guidance provides a measurement period, which extends no longer than one year from the enactment date of the TCJ Act, during which a company may complete its accounting for the income tax implications of the TCJ Act. In accordance with this guidance, we recognized a provisional net income tax benefit for the year ended February 28, 2018. Refer to Note 13 of our consolidated financial statements included in our 2018 Annual Report for further information.

For the three months ended November 30, 2018, we completed our analysis of the income tax implications of the TCJ Act. We recognized an additional income tax benefit of $37.6 million resulting from a decrease in the mandatory one-time transition tax on unremitted earnings of our foreign businesses.

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

12.    STOCKHOLDERS’ EQUITY:

In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2018 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2018 Authorization have become treasury shares.

For the nine months ended November 30, 2018, we repurchased 2,352,145 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $504.3 million through open market transactions.

As of November 30, 2018, total shares repurchased under the 2018 Authorizations are as follows:

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

13.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

For the nine months and three months ended November 30, 2018, and November 30, 2017, net income per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the nine months and three months ended November 30, 2018, and November 30, 2017, net income per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

The computation of basic and diluted net income per common share is as follows:

	For the Nine Months Ended
	November 30, 2018		November 30, 2017
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$1,949.3	$247.1	$1,240.0	$152.9
Conversion of Class B common shares into Class A common shares	247.1	—	152.9	—
Effect of stock-based awards on allocated net income	—	(5.6)	—	(3.6)
Net income attributable to CBI allocated – diluted	$2,196.4	$241.5	$1,392.9	$149.3

Weighted average common shares outstanding – basic	167.203	23.322	171.854	23.339
Conversion of Class B common shares into Class A common shares	23.322	—	23.339	—
Stock-based awards, primarily stock options	5.396	—	5.990	—
Weighted average common shares outstanding – diluted	195.921	23.322	201.183	23.339

Net income per common share attributable to CBI – basic	$11.66	$10.59	$7.22	$6.55
Net income per common share attributable to CBI – diluted	$11.21	$10.35	$6.92	$6.40

	For the Three Months Ended
	November 30, 2018		November 30, 2017
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Net income attributable to CBI allocated – basic	$268.9	$34.2	$438.7	$54.1
Conversion of Class B common shares into Class A common shares	34.2	—	54.1	—
Effect of stock-based awards on allocated net income	—	(0.5)	—	(1.3)
Net income attributable to CBI allocated – diluted	$303.1	$33.7	$492.8	$52.8

Weighted average common shares outstanding – basic	166.364	23.318	171.922	23.333
Conversion of Class B common shares into Class A common shares	23.318	—	23.333	—
Stock-based awards, primarily stock options	5.138	—	5.922	—
Weighted average common shares outstanding – diluted	194.820	23.318	201.177	23.333

Net income per common share attributable to CBI – basic	$1.62	$1.47	$2.55	$2.32
Net income per common share attributable to CBI – diluted	$1.56	$1.45	$2.45	$2.26

14.    COMPREHENSIVE INCOME ATTRIBUTABLE TO CBI:

Comprehensive income consists of net income, foreign currency translation adjustments, net unrealized gains (losses) on derivative instruments, net unrealized gains (losses) on AFS debt securities and pension/postretirement adjustments. The reconciliation of net income attributable to CBI to comprehensive income attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2018
Net income attributable to CBI			$2,196.4
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(248.4)	$—	(248.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(248.4)	—	(248.4)
Unrealized loss on cash flow hedges:
Net derivative losses	(61.7)	8.1	(53.6)
Reclassification adjustments	(5.0)	1.2	(3.8)
Net loss recognized in other comprehensive loss	(66.7)	9.3	(57.4)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.4)	0.1	(0.3)
Reclassification adjustments	1.9	0.9	2.8
Net gain recognized in other comprehensive loss	1.5	1.0	2.5
Pension/postretirement adjustments:
Net actuarial gains	0.2	(0.1)	0.1
Reclassification adjustments	0.3	(0.1)	0.2
Net gain recognized in other comprehensive loss	0.5	(0.2)	0.3
Other comprehensive loss attributable to CBI	$(313.1)	$10.1	(303.0)
Comprehensive income attributable to CBI			$1,893.4

For the Nine Months Ended November 30, 2017
Net income attributable to CBI			$1,392.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gains	$154.4	$(0.1)	154.3
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	154.4	(0.1)	154.3
Unrealized gain on cash flow hedges:
Net derivative gains	55.6	(16.7)	38.9
Reclassification adjustments	(2.4)	0.4	(2.0)
Net gain recognized in other comprehensive income	53.2	(16.3)	36.9
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.4)	—	(0.4)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(0.4)	—	(0.4)
Pension/postretirement adjustments:
Net actuarial losses	(0.1)	—	(0.1)
Reclassification adjustments	0.1	—	0.1
Net loss recognized in other comprehensive income	—	—	—
Other comprehensive income attributable to CBI	$207.2	$(16.4)	190.8
Comprehensive income attributable to CBI			$1,583.7

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended November 30, 2018
Net income attributable to CBI			$303.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(155.9)	$—	(155.9)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(155.9)	—	(155.9)
Unrealized loss on cash flow hedges:
Net derivative losses	(52.5)	7.1	(45.4)
Reclassification adjustments	(0.3)	0.2	(0.1)
Net loss recognized in other comprehensive loss	(52.8)	7.3	(45.5)
Pension/postretirement adjustments:
Net actuarial gains	0.2	(0.1)	0.1
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	0.2	(0.1)	0.1
Other comprehensive loss attributable to CBI	$(208.5)	$7.2	(201.3)
Comprehensive income attributable to CBI			$101.8

For the Three Months Ended November 30, 2017
Net income attributable to CBI			$492.8
Other comprehensive loss attributable to CBI:
Foreign currency translation adjustments:
Net losses	$(99.1)	$0.9	(98.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(99.1)	0.9	(98.2)
Unrealized loss on cash flow hedges:
Net derivative losses	(27.4)	7.0	(20.4)
Reclassification adjustments	(3.1)	0.7	(2.4)
Net loss recognized in other comprehensive loss	(30.5)	7.7	(22.8)
Unrealized loss on AFS debt securities:
Net AFS debt securities losses	(0.8)	0.2	(0.6)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(0.8)	0.2	(0.6)
Pension/postretirement adjustments:
Net actuarial losses	—	(0.1)	(0.1)
Reclassification adjustments	0.1	—	0.1
Net loss recognized in other comprehensive loss	0.1	(0.1)	—
Other comprehensive loss attributable to CBI	$(130.3)	$8.7	(121.6)
Comprehensive income attributable to CBI			$371.2

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Losses on AFS Debt Securities	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 28, 2018	$(212.3)	$14.5	$(2.5)	$(2.6)	$(202.9)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(248.4)	(53.6)	(0.3)	0.1	(302.2)
Amounts reclassified from accumulated other comprehensive loss	—	(3.8)	2.8	0.2	(0.8)
Other comprehensive income (loss)	(248.4)	(57.4)	2.5	0.3	(303.0)
Balance, November 30, 2018	$(460.7)	$(42.9)	$—	$(2.3)	$(505.9)

15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of November 30, 2018, and February 28, 2018, the condensed consolidating statements of comprehensive income for the nine months and three months ended November 30, 2018, and November 30, 2017, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2018, and November 30, 2017, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors is not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2018 Annual Report, and include the accounting policies and the recently adopted accounting guidance described in Note 1 and Note 2 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2018
Current assets:
Cash and cash equivalents	$5.4	$2.4	$122.8	$—	$130.6
Accounts receivable	436.5	341.3	59.4	—	837.2
Inventories	198.1	1,590.6	577.9	(168.6)	2,198.0
Intercompany receivable	29,127.3	40,158.9	19,860.0	(89,146.2)	—
Prepaid expenses and other	180.1	55.7	355.1	(118.2)	472.7
Total current assets	29,947.4	42,148.9	20,975.2	(89,433.0)	3,638.5
Property, plant and equipment	80.7	778.8	4,126.8	—	4,986.3
Investments in subsidiaries	29,562.7	514.5	6,337.2	(36,414.4)	—
Goodwill	—	6,185.5	1,876.3	—	8,061.8
Intangible assets	—	714.3	2,593.5	—	3,307.8
Intercompany notes receivable	5,590.5	2,318.8	—	(7,909.3)	—
Equity method investments	17.2	1.8	3,564.0	—	3,583.0
Other assets	39.1	1.9	4,294.7	(22.7)	4,313.0
Total assets	$65,237.6	$52,664.5	$43,767.7	$(133,779.4)	$27,890.4

Current liabilities:
Short-term borrowings	$626.5	$—	$105.0	$—	$731.5
Current maturities of long-term debt	1,052.0	13.4	0.2	—	1,065.6
Accounts payable	60.6	402.3	419.8	—	882.7
Intercompany payable	40,102.2	31,342.1	17,701.9	(89,146.2)	—
Other accrued expenses and liabilities	352.5	313.2	159.5	(141.6)	683.6
Total current liabilities	42,193.8	32,071.0	18,386.4	(89,287.8)	3,363.4
Long-term debt, less current maturities	11,754.0	18.0	0.5	—	11,772.5
Intercompany notes payable	—	4,987.0	2,922.3	(7,909.3)	—
Other liabilities	33.1	543.0	681.1	(22.7)	1,234.5
Total liabilities	53,980.9	37,619.0	21,990.3	(97,219.8)	16,370.4
CBI stockholders’ equity	11,256.7	15,045.5	21,514.1	(36,559.6)	11,256.7
Noncontrolling interests	—	—	263.3	—	263.3
Total stockholders’ equity	11,256.7	15,045.5	21,777.4	(36,559.6)	11,520.0
Total liabilities and stockholders’ equity	$65,237.6	$52,664.5	$43,767.7	$(133,779.4)	$27,890.4

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2018
Current assets:
Cash and cash equivalents	$4.6	$4.4	$81.3	$—	$90.3
Accounts receivable	2.0	12.6	761.6	—	776.2
Inventories	184.3	1,537.5	546.6	(184.4)	2,084.0
Intercompany receivable	27,680.0	37,937.5	18,940.8	(84,558.3)	—
Prepaid expenses and other	138.4	77.7	311.0	(3.6)	523.5
Total current assets	28,009.3	39,569.7	20,641.3	(84,746.3)	3,474.0
Property, plant and equipment	76.2	775.7	3,937.8	—	4,789.7
Investments in subsidiaries	20,948.7	442.0	5,876.9	(27,267.6)	—
Goodwill	—	6,185.5	1,897.6	—	8,083.1
Intangible assets	—	718.2	2,586.6	—	3,304.8
Intercompany notes receivable	6,236.4	2,435.4	—	(8,671.8)	—
Equity method investments	—	1.9	119.6	—	121.5
Other assets	33.1	2.8	747.1	(17.4)	765.6
Total assets	$55,303.7	$50,131.2	$35,806.9	$(120,703.1)	$20,538.7

Current liabilities:
Short-term borrowings	$266.9	$—	$479.9	$—	$746.8
Current maturities of long-term debt	7.1	15.0	0.2	—	22.3
Accounts payable	63.4	128.3	400.5	—	592.2
Intercompany payable	37,408.2	30,029.7	17,120.4	(84,558.3)	—
Other accrued expenses and liabilities	356.2	199.3	150.5	(27.7)	678.3
Total current liabilities	38,101.8	30,372.3	18,151.5	(84,586.0)	2,039.6
Long-term debt, less current maturities	9,166.9	9.1	241.6	—	9,417.6
Intercompany notes payable	—	5,029.2	3,642.6	(8,671.8)	—
Other liabilities	59.9	493.5	553.8	(17.4)	1,089.8
Total liabilities	47,328.6	35,904.1	22,589.5	(93,275.2)	12,547.0
CBI stockholders’ equity	7,975.1	14,227.1	13,200.8	(27,427.9)	7,975.1
Noncontrolling interests	—	—	16.6	—	16.6
Total stockholders’ equity	7,975.1	14,227.1	13,217.4	(27,427.9)	7,991.7
Total liabilities and stockholders’ equity	$55,303.7	$50,131.2	$35,806.9	$(120,703.1)	$20,538.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2018
Sales	$2,263.2	$5,757.6	$2,891.6	$(3,996.1)	$6,916.3
Excise taxes	(269.5)	(318.5)	(9.5)	—	(597.5)
Net sales	1,993.7	5,439.1	2,882.1	(3,996.1)	6,318.8
Cost of product sold	(1,565.2)	(4,062.8)	(1,505.6)	4,001.6	(3,132.0)
Gross profit	428.5	1,376.3	1,376.5	5.5	3,186.8
Selling, general and administrative expenses	(425.5)	(651.5)	(180.0)	17.1	(1,239.9)
Operating income	3.0	724.8	1,196.5	22.6	1,946.9
Equity in earnings (losses) of equity method investees and subsidiaries	2,519.4	(25.3)	494.4	(2,956.6)	31.9
Unrealized net gain on securities measured at fair value	—	—	786.5	—	786.5
Net gain on sale of unconsolidated investment	—	—	99.8	—	99.8
Interest income	0.6	—	7.3	—	7.9
Intercompany interest income	198.4	487.2	3.7	(689.3)	—
Interest expense	(240.2)	(0.9)	(15.4)	—	(256.5)
Intercompany interest expense	(411.5)	(148.2)	(129.6)	689.3	—
Loss on extinguishment of debt	(1.7)	—	—	—	(1.7)
Income before income taxes	2,068.0	1,037.6	2,443.2	(2,934.0)	2,614.8
(Provision for) benefit from income taxes	128.4	(248.4)	(284.0)	(1.1)	(405.1)
Net income	2,196.4	789.2	2,159.2	(2,935.1)	2,209.7
Net income attributable to noncontrolling interests	—	—	(13.3)	—	(13.3)
Net income attributable to CBI	$2,196.4	$789.2	$2,145.9	$(2,935.1)	$2,196.4

Comprehensive income attributable to CBI	$1,893.4	$788.6	$1,843.1	$(2,631.7)	$1,893.4

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended November 30, 2017
Sales	$2,171.4	$5,279.6	$2,638.1	$(3,698.5)	$6,390.6
Excise taxes	(263.2)	(299.7)	(9.4)	—	(572.3)
Net sales	1,908.2	4,979.9	2,628.7	(3,698.5)	5,818.3
Cost of product sold	(1,524.4)	(3,686.0)	(1,350.6)	3,710.0	(2,851.0)
Gross profit	383.8	1,293.9	1,278.1	11.5	2,967.3
Selling, general and administrative expenses	(347.1)	(661.0)	(202.1)	10.9	(1,199.3)
Operating income	36.7	632.9	1,076.0	22.4	1,768.0
Equity in earnings (losses) of equity method investees and subsidiaries	1,524.8	(14.6)	366.6	(1,844.0)	32.8
Unrealized net gain on securities measured at fair value and related activities	—	—	216.9	—	216.9
Interest income	0.1	—	0.3	—	0.4
Intercompany interest income	177.1	365.2	3.3	(545.6)	—
Interest expense	(198.6)	(0.9)	(46.0)	—	(245.5)
Intercompany interest expense	(293.1)	(147.2)	(105.3)	545.6	—
Loss on extinguishment of debt	(7.0)	—	(12.1)	—	(19.1)
Income before income taxes	1,240.0	835.4	1,499.7	(1,821.6)	1,753.5
(Provision for) benefit from income taxes	152.9	(292.0)	(188.1)	(24.8)	(352.0)
Net income	1,392.9	543.4	1,311.6	(1,846.4)	1,401.5
Net income attributable to noncontrolling interests	—	—	(8.6)	—	(8.6)
Net income attributable to CBI	$1,392.9	$543.4	$1,303.0	$(1,846.4)	$1,392.9

Comprehensive income attributable to CBI	$1,583.7	$543.2	$1,498.0	$(2,041.2)	$1,583.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2018
Sales	$772.0	$1,763.7	$886.9	$(1,262.0)	$2,160.6
Excise taxes	(89.8)	(94.9)	(3.3)	—	(188.0)
Net sales	682.2	1,668.8	883.6	(1,262.0)	1,972.6
Cost of product sold	(530.4)	(1,242.6)	(490.5)	1,260.9	(1,002.6)
Gross profit	151.8	426.2	393.1	(1.1)	970.0
Selling, general and administrative expenses	(153.9)	(199.4)	(65.8)	5.6	(413.5)
Operating income (loss)	(2.1)	226.8	327.3	4.5	556.5
Equity in earnings of equity method investees and subsidiaries	373.5	0.7	167.7	(512.6)	29.3
Unrealized net loss on securities measured at fair value	—	—	(163.9)	—	(163.9)
Interest income	0.5	—	3.9	—	4.4
Intercompany interest income	63.1	165.7	1.3	(230.1)	—
Interest expense	(75.6)	(0.4)	(1.2)	—	(77.2)
Intercompany interest expense	(140.5)	(49.2)	(40.4)	230.1	—
Loss on extinguishment of debt	(1.7)	—	—	—	(1.7)
Income before income taxes	217.2	343.6	294.7	(508.1)	347.4
(Provision for) benefit from income taxes	85.9	(80.5)	(37.6)	(3.1)	(35.3)
Net income	303.1	263.1	257.1	(511.2)	312.1
Net income attributable to noncontrolling interests	—	—	(9.0)	—	(9.0)
Net income attributable to CBI	$303.1	$263.1	$248.1	$(511.2)	$303.1

Comprehensive income attributable to CBI	$101.8	$263.1	$46.8	$(309.9)	$101.8

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended November 30, 2017
Sales	$756.3	$1,585.8	$795.6	$(1,156.0)	$1,981.7
Excise taxes	(89.2)	(87.1)	(3.5)	—	(179.8)
Net sales	667.1	1,498.7	792.1	(1,156.0)	1,801.9
Cost of product sold	(537.9)	(1,111.3)	(397.4)	1,155.0	(891.6)
Gross profit	129.2	387.4	394.7	(1.0)	910.3
Selling, general and administrative expenses	(130.8)	(186.9)	(108.1)	5.1	(420.7)
Operating income (loss)	(1.6)	200.5	286.6	4.1	489.6
Equity in earnings of equity method investees and subsidiaries	551.7	8.8	122.1	(650.4)	32.2
Unrealized net gain on securities measured at fair value and related activities	—	—	216.9	—	216.9
Interest income	0.1	—	0.1	—	0.2
Intercompany interest income	60.3	125.2	0.9	(186.4)	—
Interest expense	(69.5)	(0.4)	(11.7)	—	(81.6)
Intercompany interest expense	(101.4)	(48.7)	(36.3)	186.4	—
Loss on extinguishment of debt	—	—	(10.3)	—	(10.3)
Income before income taxes	439.6	285.4	568.3	(646.3)	647.0
(Provision for) benefit from income taxes	53.2	(99.0)	(102.8)	(2.0)	(150.6)
Net income	492.8	186.4	465.5	(648.3)	496.4
Net income attributable to noncontrolling interests	—	—	(3.6)	—	(3.6)
Net income attributable to CBI	$492.8	$186.4	$461.9	$(648.3)	$492.8

Comprehensive income attributable to CBI	$371.2	$188.2	$338.6	$(526.8)	$371.2

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2018
Net cash provided by (used in) operating activities	$(18.5)	$628.5	$1,363.9	$—	$1,973.9

Cash flows from investing activities:
Investments in equity method investees and securities	—	(0.1)	(4,077.2)	—	(4,077.3)
Purchases of property, plant and equipment	(23.4)	(79.4)	(517.5)	—	(620.3)
Purchases of businesses, net of cash acquired	—	(19.5)	(25.8)	—	(45.3)
Proceeds from sale of unconsolidated investment	—	—	110.2	—	110.2
Proceeds from sales of assets	0.5	39.4	6.4	—	46.3
Net proceeds from intercompany notes	694.0	—	—	(694.0)	—
Net investment in equity affiliates	(3,934.9)	(11.1)	—	3,946.0	—
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used in investing activities	(3,263.8)	(70.7)	(4,504.8)	3,252.0	(4,587.3)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(36.5)	36.5	—
Net contributions from equity affiliates	—	28.8	3,953.7	(3,982.5)	—
Net proceeds from (repayments of) intercompany notes	206.9	(562.6)	(338.3)	694.0	—
Proceeds from issuance of long-term debt	3,645.6	—	12.0	—	3,657.6
Proceeds from shares issued under equity compensation plans	32.6	—	—	—	32.6
Purchases of treasury stock	(504.3)	—	—	—	(504.3)
Dividends paid	(417.9)	—	—	—	(417.9)
Principal payments of long-term debt	(6.2)	(13.2)	(25.9)	—	(45.3)
Payments of debt issuance costs	(33.3)	—	—	—	(33.3)
Net proceeds from (repayments of) short-term borrowings	359.7	—	(374.2)	—	(14.5)
Payments of minimum tax withholdings on stock-based payment awards	—	(12.8)	(0.8)	—	(13.6)
Net cash provided by (used in) financing activities	3,283.1	(559.8)	3,190.0	(3,252.0)	2,661.3

Effect of exchange rate changes on cash and cash equivalents	—	—	(7.6)	—	(7.6)

Net increase (decrease) in cash and cash equivalents	0.8	(2.0)	41.5	—	40.3
Cash and cash equivalents, beginning of period	4.6	4.4	81.3	—	90.3
Cash and cash equivalents, end of period	$5.4	$2.4	$122.8	$—	$130.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2017
Net cash provided by (used in) operating activities	$(315.2)	$1,060.7	$722.9	$—	$1,468.4

Cash flows from investing activities:
Investment in securities	—	—	(191.3)	—	(191.3)
Purchases of property, plant and equipment	(15.4)	(83.9)	(606.3)	—	(705.6)
Purchases of businesses, net of cash acquired	—	(70.9)	(61.0)	—	(131.9)
Proceeds from sales of assets	—	—	1.2	—	1.2
Net proceeds from intercompany notes	134.5	—	2.8	(137.3)	—
Net investments in equity affiliates	(1,350.6)	—	—	1,350.6	—
Other investing activities	(6.2)	—	(4.5)	—	(10.7)
Net cash used in investing activities	(1,237.7)	(154.8)	(859.1)	1,213.3	(1,038.3)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(33.0)	33.0	—
Net contributions from (returns of capital to) equity affiliates	—	(0.2)	1,383.8	(1,383.6)	—
Net proceeds from (repayments of) intercompany notes	(11.6)	(871.9)	746.2	137.3	—
Proceeds from issuance of long-term debt	3,990.4	—	2,027.5	—	6,017.9
Proceeds from shares issued under equity compensation plans	37.5	—	—	—	37.5
Purchases of treasury stock	(239.2)	—	—	—	(239.2)
Dividends paid	(301.1)	—	—	—	(301.1)
Principal payments of long-term debt	(2,116.6)	(14.5)	(4,391.7)	—	(6,522.8)
Payments of debt issuance costs	(28.9)	—	(3.5)	—	(32.4)
Net proceeds from short-term borrowings	238.6	—	366.3	—	604.9
Payments of minimum tax withholdings on stock-based payment awards	—	(21.9)	(1.0)	—	(22.9)
Net cash provided by (used in) financing activities	1,569.1	(908.5)	94.6	(1,213.3)	(458.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	5.1	—	5.1

Net increase (decrease) in cash and cash equivalents	16.2	(2.6)	(36.5)	—	(22.9)
Cash and cash equivalents, beginning of period	9.6	5.3	162.5	—	177.4
Cash and cash equivalents, end of period	$25.8	$2.7	$126.0	$—	$154.5

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2018	2017	2018	2017
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$(7.3)	$4.6	$(2.2)	$(0.1)
Accelerated depreciation	(6.5)	—	(1.5)	—
Net gain (loss) on undesignated commodity derivative contracts	(5.1)	4.3	(14.7)	3.5
Flow through of inventory step-up	(3.6)	(17.0)	(2.2)	(7.2)
Loss on inventory write-down	(2.8)	—	(1.3)	—
Total cost of product sold	(25.3)	(8.1)	(21.9)	(3.8)

Selling, general and administrative expenses
Net loss on foreign currency derivative contracts associated with acquisition of investment	(32.6)	—	(25.5)	—
Deferred compensation	(16.3)	—	—	—
Restructuring and other strategic business development costs	(10.9)	(7.5)	(2.3)	(4.1)
Transaction, integration and other acquisition-related costs	(9.1)	(6.8)	(8.1)	(4.5)
Impairment of intangible assets	—	(86.8)	—	—
Loss on contract termination (1)	—	(59.0)	—	(59.0)
Costs associated with the sale of the Canadian wine business and related activities	—	(3.2)	—	—
Other gains (2)	10.9	11.5	2.4	8.1
Total selling, general and administrative expenses	(58.0)	(151.8)	(33.5)	(59.5)
Comparable Adjustments, Operating loss	$(83.3)	$(159.9)	$(55.4)	$(63.3)

(1)	Represents a loss incurred in connection with the early termination of a beer glass supply contract with Owens-Illinois.

(2)
Includes a gain of $8.5 million for the nine months ended November 30, 2018, in connection with the sale of certain non-core assets and a gain of $8.1 million for the nine months and three months ended November 30, 2017, in connection with the reduction in estimated fair value of a contingent liability associated with a prior period acquisition.

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2018 Annual Report, and include the accounting policies and the recently adopted accounting guidance described in Note 1 and Note 2 herein. Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2018	2017	2018	2017
(in millions)
Beer
Net sales	$4,112.0	$3,663.4	$1,209.8	$1,042.5
Segment operating income	$1,601.5	$1,461.3	$450.9	$394.8
Long-lived tangible assets	$3,810.1	$3,410.7	$3,810.1	$3,410.7
Total assets	$14,654.6	$12,025.3	$14,654.6	$12,025.3
Capital expenditures	$507.3	$593.7	$211.0	$160.6
Depreciation and amortization	$152.0	$121.6	$51.5	$41.7

Wine and Spirits
Net sales:
Wine	$1,933.1	$1,882.7	$670.3	$666.6
Spirits	273.7	272.2	92.5	92.8
Net sales	$2,206.8	$2,154.9	$762.8	$759.4
Segment operating income	$575.2	$586.8	$206.0	$199.4
Income from unconsolidated investments	$32.2	$32.3	$28.4	$32.1
Long-lived tangible assets	$1,093.5	$1,024.7	$1,093.5	$1,024.7
Equity method investments	$97.8	$97.3	$97.8	$97.3
Total assets	$7,366.0	$7,268.7	$7,366.0	$7,268.7
Capital expenditures	$91.1	$98.2	$32.3	$35.2
Depreciation and amortization	$73.4	$69.9	$24.2	$24.1

Corporate Operations and Other
Segment operating loss	$(146.5)	$(120.2)	$(45.0)	$(41.3)
Income (loss) from unconsolidated investments	$(0.3)	$0.5	$0.9	$0.1
Long-lived tangible assets	$82.7	$115.6	$82.7	$115.6
Equity method investments	$3,485.2	$21.6	$3,485.2	$21.6
Total assets	$5,869.8	$813.1	$5,869.8	$813.1
Capital expenditures	$21.9	$13.7	$6.4	$4.7
Depreciation and amortization	$22.7	$27.3	$5.6	$9.2

Comparable Adjustments
Operating loss	$(83.3)	$(159.9)	$(55.4)	$(63.3)
Income (loss) from unconsolidated investments	$886.3	$216.9	$(163.9)	$216.9
Depreciation and amortization	$6.5	$—	$1.5	$—

Consolidated
Net sales	$6,318.8	$5,818.3	$1,972.6	$1,801.9
Operating income	$1,946.9	$1,768.0	$556.5	$489.6
Income (loss) from unconsolidated investments (1)	$918.2	$249.7	$(134.6)	$249.1
Long-lived tangible assets	$4,986.3	$4,551.0	$4,986.3	$4,551.0
Equity method investments	$3,583.0	$118.9	$3,583.0	$118.9
Total assets	$27,890.4	$20,107.1	$27,890.4	$20,107.1
Capital expenditures	$620.3	$705.6	$249.7	$200.5
Depreciation and amortization	$254.6	$218.8	$82.8	$75.0

(1)    Income (loss) from unconsolidated investments consists of:

	For the Nine Months Ended		For the Three Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
(in millions)
Unrealized net gain (loss) on securities measured at fair value and related activities	$786.5	$216.8	$(163.9)	$216.8
Net gain on sale of unconsolidated investment	99.8	—	—	—
Equity in earnings from equity method investees	31.9	32.8	29.3	32.2
Net gain on foreign currency derivative contracts associated with November 2017 Canopy securities measured at fair value	—	0.1	—	0.1
	$918.2	$249.7	$(134.6)	$249.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended November 30, 2018 (“Third Quarter 2019”), and November 30, 2017 (“Third Quarter 2018”), and the nine months ended November 30, 2018 (“Nine Months 2019”), and November 30, 2017 (“Nine Months 2018”). In addition, a brief description of transactions and other items that affect the comparability of the results is provided.

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

Our business strategy for the Wine and Spirits segment is to build an industry-leading portfolio of premium wine and spirits brands. We are investing to meet the evolving needs of consumers and building brands through consumer insights, sensory expertise, innovation and refreshing existing brands as we continue to focus on the premiumization of our branded wine and spirits portfolio. We dedicate a large share of our sales and marketing resources to some of our well-known wine and spirits brands sold in the U.S., which comprise our U.S. Focus Brands (“Focus Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally have strong positions in their respective price categories. These brands and/or portfolios of brands include:  7 Moons, Black Box, Casa Noble, Clos du Bois, Franciscan, High West, Kim Crawford, Mark West, Meiomi, Mount Veeder, Nobilo, Ravage, Robert Mondavi, Ruffino, Schrader, Simi, SVEDKA Vodka, The Dreaming Tree and the Charles Smith and Prisoner portfolios of brands. We focus our innovation and investment dollars on those brands within our portfolio which position us to benefit from industry premiumization trends. We continue to refine our options to optimize the value of our wine and spirits portfolio and, as noted, drive increased focus on the high-end priority brands to accelerate growth and improve overall operating margins. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

Marketing, sales and distribution of our products are managed on a geographic basis in order to fully leverage leading market positions. In addition, market dynamics and consumer trends vary across each of our markets. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, craft beer, branded wine and spirits categories, with generally separate distribution networks utilized for (i)  our beer portfolio and (ii)  our wine and spirits portfolio. The environment for our products is competitive in each of our markets.

We remain committed to our long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth, maintain our targeted leverage ratio and pay quarterly cash dividends.

Investments – Canopy Growth Corporation

Our investments in Canopy, and the method of accounting for these investments, consist of the following:

Date of Investment	Investment Acquired	Purchase Price	Method of Accounting
(in millions)
Nov 2017	Common shares	$130.1	Fair value / equity method (1)
Nov 2017	Warrants	61.2	Fair value
		$191.3

June 2018	Convertible debt securities	$150.5	Fair value

Nov 2018	Common shares	$2,740.3	Equity method
Nov 2018	Warrants	1,146.8	Fair value
		$3,887.1	(2)

We recognized an unrealized net gain (loss) from the changes in fair value of these investments accounted for at fair value in income (loss) from unconsolidated investments, as follows:

Date of Investment	Investment	Third Quarter 2019	Third Quarter 2018	Nine Months 2019	Nine Months 2018
(in millions)
Nov 2017	Common shares (1)	$(168.5)	$139.7	$292.5	$139.7
Nov 2017	Warrants	(212.4)	77.1	223.5	77.1
June 2018	Convertible debt securities	(40.6)	—	12.9	—
Nov 2018	Warrants	257.6	—	257.6	—
		$(163.9)	$216.8	$786.5	$216.8

(1)
Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018 (refer to Note 8 of the Financial Statements).

(2)
Includes $17.2 million of direct acquisition costs capitalized under the equity method cost accumulation model. Excludes $7.3 million of direct acquisition costs associated with the investment in warrants which are expensed as incurred in selling, general and administrative expenses. See “Financial Liquidity and Capital Resources – General” for a discussion of financing for this transaction.

We expect the fair value of the Canopy investments accounted for at fair value to be volatile in future periods. Additionally, we will recognize equity in earnings for our Canopy Equity Method Investment on a two-month lag. As a result, we will recognize equity in earnings from Canopy’s results of operations from our date of acquisition, November 1, 2018, through December 31, 2018, in our consolidated financial statements for the fourth quarter of fiscal 2019.

As of November 30, 2018, the conversion of Canopy equity securities held by its employees and/or held by other third parties would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest.

These investments are consistent with our long-term strategy to identify, meet and stay ahead of evolving consumer trends and market dynamics, and they represent a significant expansion of our strategic relationship to position Canopy as the global leader in cannabis production, branding, intellectual property and retailing.

For additional information on these and other investments, refer to Notes 5, 8 and 9 of the Financial Statements.

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

For additional information on these and other acquisitions, refer to Note 6 of the Financial Statements.

Results of Operations

Financial Highlights

For Third Quarter 2019 and Third Quarter 2018:

•	Our results of operations benefited primarily from continued improvements in the Beer segment, partially offset by an unrealized net loss from the changes in fair value of our investments in Canopy.

•	Net sales increased 9% primarily due to an increase in Beer net sales driven predominantly by volume growth within our Mexican beer portfolio.

•
Operating income increased 14% largely due to the Beer net sales volume growth and a favorable impact from pricing within our Mexican beer portfolio, combined with lower selling, general and administrative expenses within Wine and Spirits.

•
Net income attributable to CBI and diluted net income per common share attributable to CBI decreased primarily due to an unrealized net loss from the changes in fair value of our investments in Canopy for Third Quarter 2019 as compared with an unrealized net gain for Third Quarter 2018.

For Nine Months 2019 and Nine Months 2018:

•
Our results of operations benefited primarily from continued improvements within the Beer segment, an unrealized net gain from the changes in fair value of our investments in Canopy and a net gain on the sale of the Accolade Wine Investment.

•	Net sales increased 9% primarily due to an increase in Beer net sales driven predominantly by volume growth and a favorable impact from pricing within our Mexican beer portfolio.

•
Operating income increased 10% largely due to the net sales volume growth and favorable impact from pricing within our Mexican beer portfolio, and the overlap of an impairment of intangible assets for the first quarter of fiscal 2018. Operating income growth was tempered by planned increases in marketing spend and higher cost of product sold across both the Beer and Wine and Spirits segments.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Third Quarter 2019	Third Quarter 2018	Nine Months 2019	Nine Months 2018
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(14.7)	$3.5	$(5.1)	$4.3
Settlements of undesignated commodity derivative contracts	(2.2)	(0.1)	(7.3)	4.6
Flow through of inventory step-up	(2.2)	(7.2)	(3.6)	(17.0)
Accelerated depreciation	(1.5)	—	(6.5)	—
Loss on inventory write-down	(1.3)	—	(2.8)	—
Total cost of product sold	(21.9)	(3.8)	(25.3)	(8.1)

Selling, general and administrative expenses
Net loss on foreign currency derivative contracts associated with acquisition of investment	(25.5)	—	(32.6)	—
Transaction, integration and other acquisition-related costs	(8.1)	(4.5)	(9.1)	(6.8)
Restructuring and other strategic business development costs	(2.3)	(4.1)	(10.9)	(7.5)
Deferred compensation	—	—	(16.3)	—
Impairment of intangible assets	—	—	—	(86.8)
Loss on contract termination	—	(59.0)	—	(59.0)
Costs associated with the sale of the Canadian wine business and related activities	—	—	—	(3.2)
Other gains	2.4	8.1	10.9	11.5
Total selling, general and administrative expenses	(33.5)	(59.5)	(58.0)	(151.8)
Comparable Adjustments, Operating loss	$(55.4)	$(63.3)	$(83.3)	$(159.9)

Income (loss) from unconsolidated investments	$(163.9)	$216.9	$886.3	$216.9

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

Selling, General and Administrative Expenses

Net Loss on Foreign Currency Derivative Contracts Associated with Acquisition of Investment

We recognized a net loss in connection with the settlement of foreign currency option contracts entered into to fix the U.S. dollar cost of the November 2018 Canopy Transaction.

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

Other Gains

We recorded gains primarily in connection with the sale of certain non-core assets (Nine Months 2019) and in connection with the reduction in estimated fair value of a contingent liability associated with a prior period acquisition (Third Quarter 2018, Nine Months 2018).

Income (Loss) From Unconsolidated Investments

We recognized an unrealized net gain (loss) from the changes in fair value of our securities measured at fair value, and a net gain in connection with the sale of our Accolade Wine Investment (Nine Months 2019). For additional information, refer to Notes 5, 8 and 9 of the Financial Statements included herein.

Third Quarter 2019 Compared to Third Quarter 2018

Net Sales

	Third Quarter 2019	Third Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$1,209.8	$1,042.5	$167.3	16%
Wine and Spirits:
Wine	670.3	666.6	3.7	1%
Spirits	92.5	92.8	(0.3)	—%
Total Wine and Spirits	762.8	759.4	3.4	—%
Consolidated net sales	$1,972.6	$1,801.9	$170.7	9%

Beer Segment	Third Quarter 2019	Third Quarter 2018	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,209.8	$1,042.5	$167.3	16%

Shipment volume	68.0	59.6		14.1%

Depletion volume (1)				7.8%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to (i)  strong volume growth within our Mexican beer portfolio of $143.8 million and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $28.9 million. The strong volume growth is largely attributable to continued consumer demand, increased marketing spend and new product introductions, as well as timing as the shipment volume growth trend outpaced the depletion volume growth trend for Third Quarter 2019. For Nine Months 2019, the shipment volume growth trend is more closely aligned to the depletion volume growth trend.

Wine and Spirits Segment	Third Quarter 2019	Third Quarter 2018	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$762.8	$759.4	$3.4	—%

Shipment volume
Total	14.8	14.8		—%
U.S. Domestic	13.8	13.6		1.5%
U.S. Domestic Focus Brands	8.3	8.3		—%

Depletion volume (1)
U.S. Domestic				(3.2%)
U.S. Domestic Focus Brands				0.3%
Wine and Spirits net sales remained relatively flat as a favorable impact from pricing of $10.0 million was offset by unfavorable product mix shift. U.S. depletion trends remained soft for Third Quarter 2019. This trend is not expected to improve for the remainder of the year. Additionally, for Nine Months 2019, our U.S. shipment volume trend has outpaced our U.S. depletion volume trend primarily due to timing. We expect this shipment timing benefit to reverse for the fourth quarter of fiscal 2019 as we expect U.S. shipment volume trends to be generally aligned with U.S. depletion volume trends for Fiscal 2019. Refer to “Nine Months 2019 Compared to Nine Months 2018 – Net Sales” for additional discussion.

Gross Profit

	Third Quarter 2019	Third Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$651.0	$569.4	$81.6	14%
Wine and Spirits	340.9	344.7	(3.8)	(1%)
Comparable Adjustments	(21.9)	(3.8)	(18.1)	NM
Consolidated gross profit	$970.0	$910.3	$59.7	7%

NM = Not meaningful

The increase in Beer is primarily due to the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $79.9 million and $28.9 million, respectively, partially offset by a higher cost of product sold for our Mexican beer business of $21.3 million. The higher cost of product sold is primarily due to increased transportation and operational costs within our Mexican beer portfolio of $18.9 million and $8.5 million, respectively, partially offset by foreign currency transactional benefits of $6.1 million. The higher operational costs are largely attributable to higher costs associated with our glass production plant joint venture in connection with a temporary raw material supply issue.

The decrease in Wine and Spirits is primarily due to unfavorable product mix shift of $17.0 million, largely offset by the favorable impact from pricing of $10.0 million.

Gross profit as a percent of net sales decreased to 49.2% for Third Quarter 2019 compared with 50.5% for Third Quarter 2018. This was largely due to the higher cost of product sold within the Beer segment and an unfavorable change in Comparable Adjustments, which resulted in approximately 105 basis points and 90 basis points of rate decline, respectively; partially offset by the favorable impact from Beer pricing in select markets, which contributed approximately 70 basis points of rate growth.

Selling, General and Administrative Expenses

	Third Quarter 2019	Third Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$200.1	$174.6	$25.5	15%
Wine and Spirits	134.9	145.3	(10.4)	(7%)
Corporate Operations and Other	45.0	41.3	3.7	9%
Comparable Adjustments	33.5	59.5	(26.0)	(44%)
Consolidated selling, general and administrative expenses	$413.5	$420.7	$(7.2)	(2%)

The increase in Beer is primarily due to an increase in marketing spend of $24.8 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions. The decrease in Wine and Spirits is primarily due to a decrease in general and administrative expenses of $10.9 million, driven by lower compensation and benefits and travel and entertainment expenses associated largely with reduced headcount and certain cost savings initiatives. The increase in Corporate Operations and Other is due to higher general and administrative expenses primarily attributable to increases in compensation and benefits largely due to support of our growth initiatives.

Selling, general and administrative expenses as a percent of net sales decreased to 21.0% for Third Quarter 2019 as compared with 23.3% for Third Quarter 2018. The decrease is driven largely by the favorable change in Comparable Adjustments, the decrease in Wine and Spirits selling, general and administrative expenses compared with nominal growth in Wine and Spirits net sales, and growth in Beer net sales having exceeded the growth in Beer selling, general and administrative expenses. These contributed approximately 140 basis points, 60 basis points and 55 basis points, respectively, of rate decline.

Operating Income

	Third Quarter 2019	Third Quarter 2018	Dollar Change	Percent Change
(in millions)
Beer	$450.9	$394.8	$56.1	14%
Wine and Spirits	206.0	199.4	6.6	3%
Corporate Operations and Other	(45.0)	(41.3)	(3.7)	(9%)
Comparable Adjustments	(55.4)	(63.3)	7.9	(12%)
Consolidated operating income	$556.5	$489.6	$66.9	14%

The increase in Beer is primarily attributable to the strong volume growth and the favorable impact from pricing, partially offset by the planned increase in marketing spend and the higher cost of product sold. The increase in Wine and Spirits was driven largely by reduced selling, general and administrative expenses for Third Quarter 2019 as well as the favorable impact from pricing, partially offset by the unfavorable product mix shift. Refer to “Nine Months 2019 Compared to Nine Months 2018 – Operating Income” for additional discussion.

Income (Loss) From Unconsolidated Investments

Income (loss) from unconsolidated investments decreased to a loss of $134.6 million for Third Quarter 2019 from a gain of $249.1 million for Third Quarter 2018, a decrease of $383.7 million. This decrease is driven largely by an unrealized net loss from the changes in fair value of our securities measured at fair value of $163.9 million for Third Quarter 2019 as compared with an unrealized net gain of $216.8 million for Third Quarter 2018.

Interest Expense

Interest expense decreased to $72.8 million for Third Quarter 2019 from $81.4 million for Third Quarter 2018, a decrease of $8.6 million, or 11%. This decrease is predominantly due to the recognition of a gain of $32.4 million for Third Quarter 2019 in connection with the settlement of the forward-starting interest rate swap contracts entered into to economically hedge our exposure to interest rate volatility associated with the debt financing for the November 2018 Canopy Transaction. This gain was partially offset by the recognition of $12.1 million of additional interest expense associated with bridge commitment fees for the November 2018 Canopy Transaction and higher average borrowings of approximately $2.2 billion. The higher average borrowings are primarily attributable to the November 2018 Canopy Transaction as well as the significant purchases of treasury stock for Fiscal 2018.

Provision for Income Taxes

Our effective tax rate for Third Quarter 2019 was 10.2% as compared with 23.3% for Third Quarter 2018 due largely to:

•	The new, lower federal statutory rate of 21% for Third Quarter 2019 associated with the December 2017 TCJ Act, as compared to the federal statutory rate of 35% in effect for Third Quarter 2018;

•
The recognition of an income tax benefit upon the completion of our analysis of the income tax implications of the TCJ Act for Third Quarter 2019 resulting from a decrease in the mandatory one-time transition tax on unremitted earnings of our foreign businesses; and

•	A larger net income tax benefit from higher stock-based compensation award activity for Third Quarter 2019 from increased option exercise activity.

For Third Quarter 2019, our effective tax rate was also unfavorably impacted by the lower effective tax rate on the benefit of the net unrealized losses from the changes in fair value of the November 2017 Canopy investments.

For additional information, refer to Note 11 of the Financial Statements included herein.

Net Income Attributable to CBI

Net income attributable to CBI decreased to $303.1 million for Third Quarter 2019 from $492.8 million for Third Quarter 2018, a decrease of $189.7 million. This decrease is largely attributable to the decrease in income from unconsolidated investments discussed above. The decrease was partially offset by solid operating performance for the Beer segment, which contributed an additional $56.1 million of operating income, as well as a net income tax benefit of $37.6 million resulting from the TCJ Act.

Nine Months 2019 Compared to Nine Months 2018

Net Sales

	Nine Months 2019	Nine Months 2018	Dollar Change	Percent Change
(in millions)
Beer	$4,112.0	$3,663.4	$448.6	12%
Wine and Spirits:
Wine	1,933.1	1,882.7	50.4	3%
Spirits	273.7	272.2	1.5	1%
Total Wine and Spirits	2,206.8	2,154.9	51.9	2%
Consolidated net sales	$6,318.8	$5,818.3	$500.5	9%

Beer Segment	Nine Months 2019	Nine Months 2018	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,112.0	$3,663.4	$448.6	12%

Shipment volume	233.2	211.6		10.2%

Depletion volume (1)				9.0%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to (i)  volume growth within our Mexican beer portfolio of $366.4 million, which benefited from continued consumer demand, increased marketing spend and new product introductions, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $77.1 million.

Wine and Spirits Segment	Nine Months 2019	Nine Months 2018	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,206.8	$2,154.9	$51.9	2%

Shipment volume
Total	44.3	43.4		2.1%
U.S. Domestic	41.1	40.1		2.5%
U.S. Domestic Focus Brands	25.5	24.3		4.9%

Depletion volume (1)
U.S. Domestic				(2.1%)
U.S. Domestic Focus Brands				1.1%

The increase in Wine and Spirits net sales is primarily due to higher branded wine and spirits volume and a favorable impact from pricing of $40.8 million and $24.6 million, respectively. The increase in volume is largely attributable to timing as the U.S. shipment volume trend outpaced the U.S. depletion volume trend. Shipment volumes were accelerated for the second quarter of fiscal 2019 in advance of expected continuing logistic and transportation constraints anticipated for Third Quarter 2019. Although these constraints were realized, U.S. depletion volume growth trends for Third Quarter 2019 remained softer than expected. Accordingly, this shipment timing benefit did not reverse in Third Quarter 2019 as anticipated. We now expect this shipment timing benefit to reverse for the fourth quarter of fiscal 2019 as U.S. shipment volume trends should be generally aligned with U.S. depletion volume trends for Fiscal 2019. These trends are expected to be down in the low-single digit range for Fiscal 2019. Accordingly, we now expect net sales for Wine and Spirits to decrease low-single digits for Fiscal 2019.

Gross Profit

	Nine Months 2019	Nine Months 2018	Dollar Change	Percent Change
(in millions)
Beer	$2,243.8	$1,999.7	$244.1	12%
Wine and Spirits	968.3	975.7	(7.4)	(1%)
Comparable Adjustments	(25.3)	(8.1)	(17.2)	NM
Consolidated gross profit	$3,186.8	$2,967.3	$219.5	7%

The increase in Beer is primarily due to the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $202.3 million and $77.1 million, respectively, partially offset by higher cost of product sold for our Mexican beer business of $35.6 million. The higher cost of product sold is predominantly due to increased transportation of $43.8 million, partially offset by foreign currency transactional benefits within our Mexican beer portfolio of $12.3 million. The Beer segment also recognized higher operational costs for Nine Months 2019, largely attributable to higher depreciation, brewery maintenance and compensation and benefits; however, these costs were offset by brewery sourcing benefits.

The decrease in Wine and Spirits is largely due to higher cost of product sold and an unfavorable product mix shift of $30.9 million and $23.5 million, respectively, partially offset by the favorable impact from pricing and branded wine and spirits volume growth of $24.6 million and $18.8 million, respectively. The higher cost of product sold is largely attributable to higher raw material costs, including grape, bulk wine and imported vodka costs, as well as increased transportation costs.

Gross profit as a percent of net sales decreased to 50.4% for Nine Months 2019 compared with 51.0% for Nine Months 2018 primarily due to the higher cost of product sold within both the Beer and Wine and Spirits segments, which resulted in approximately 55 basis points and 45 basis points of rate decline, respectively, partially offset by the favorable impact from Beer pricing in select markets, which contributed approximately 55 basis points of rate growth.

Selling, General and Administrative Expenses

	Nine Months 2019	Nine Months 2018	Dollar Change	Percent Change
(in millions)
Beer	$642.3	$538.4	$103.9	19%
Wine and Spirits	393.1	388.9	4.2	1%
Corporate Operations and Other	146.5	120.2	26.3	22%
Comparable Adjustments	58.0	151.8	(93.8)	(62%)
Consolidated selling, general and administrative expenses	$1,239.9	$1,199.3	$40.6	3%

The increase in Beer is primarily due to an increase in marketing spend of $73.2 million and general and administrative expenses of $31.1 million. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions. The increase in general and administrative expenses is largely driven by unfavorable foreign currency transaction losses and higher expenses supporting the growth of the business, including compensation and benefits associated primarily with increased headcount and information technology.

The increase in Wine and Spirits is due to an increase in marketing spend of $14.9 million, partially offset by a decrease in general and administrative expenses of $10.7 million. The increase in marketing spend is primarily attributable to planned investment supporting the portfolio. The decrease in general and administrative expenses is largely driven by certain cost savings initiatives.

The increase in Corporate Operations and Other is due to higher general and administrative expenses driven predominantly by increases in compensation and benefits of approximately $20 million and consulting of approximately $4 million, both largely attributable to supporting our growth initiatives.

Selling, general and administrative expenses as a percent of net sales decreased to 19.6% for Nine Months 2019 as compared with 20.6% for Nine Months 2018. The decrease is driven by the favorable change in Comparable Adjustments, which contributed approximately 165 basis points to the rate decline. This decrease was partially offset by the increase in Corporate Operations and Other general and administrative expenses, which resulted in approximately 45 basis points of rate growth, and the growth in Beer selling, general and administrative expenses exceeding the growth in Beer net sales, which resulted in approximately 30 basis points of rate growth.

Operating Income

	Nine Months 2019	Nine Months 2018	Dollar Change	Percent Change
(in millions)
Beer	$1,601.5	$1,461.3	$140.2	10%
Wine and Spirits	575.2	586.8	(11.6)	(2%)
Corporate Operations and Other	(146.5)	(120.2)	(26.3)	(22%)
Comparable Adjustments	(83.3)	(159.9)	76.6	(48%)
Consolidated operating income	$1,946.9	$1,768.0	$178.9	10%

The increase in Beer is primarily attributable to the strong volume growth and the favorable impact from pricing, partially offset by the planned increase in marketing spend and the higher cost of product sold. As previously discussed, Corporate Operations and Other reduction in operating income is due largely to the higher costs supporting our growth initiatives.

The decrease in Wine and Spirits was driven largely by the higher cost of product sold as the segment’s net sales growth was offset by its increased marketing spend. With the expected low-single digit decline in net sales for Wine and Spirits for Fiscal 2019, we also expect operating income for the segment to be down in the low-single digit range for Fiscal 2019.

Income (Loss) From Unconsolidated Investments

Income from unconsolidated investments increased to $918.2 million for Nine Months 2019 from $249.7 million for Nine Months 2018, an increase of $668.5 million. This increase is driven largely by an unrealized net gain from the changes in fair value of our securities measured at fair value of $786.5 million for Nine Months 2019 as compared with an unrealized net gain of $216.8 million recognized for Nine Months 2018. Nine Months 2019 also benefited from a net gain in connection with the sale of our Accolade Wine Investment of $99.8 million.

Interest Expense

Interest expense increased to $248.6 million for Nine Months 2019 from $245.1 million for Nine Months 2018, an increase of $3.5 million, or 1%. This increase is predominantly due to higher average borrowings of approximately $1.4 billion. The higher average borrowings are primarily attributable to the significant purchases of treasury stock for Fiscal 2018 and the November 2018 Canopy Transaction.

Provision for Income Taxes

Our effective tax rate for Nine Months 2019 was 15.5% as compared with 20.1% for Nine Months 2018 due largely to:

•	The new, lower federal statutory rate of 21% for Nine Months 2019 associated with the December 2017 TCJ Act, as compared to the federal statutory rate of 35% in effect for Nine Months 2018;

•	Lower effective tax rates applicable to our foreign businesses, net of incremental U.S. tax on foreign earnings under the TCJ Act; and

•
The recognition of an income tax benefit upon the completion of our analysis of the income tax implications of the TCJ Act for Third Quarter 2019 resulting from a decrease in the mandatory one-time transition tax on unremitted earnings of our foreign businesses.

For Nine Months 2019, our effective tax rate was also unfavorably impacted by a lower net income tax benefit from stock-based compensation award activity as a result of the rate reduction under the TCJ Act and reduced vesting and exercise activity.

In connection with the completion of our analysis of the income tax implications of the TCJ Act and the recognition of the additional income tax benefit for Third Quarter 2019, we now expect our effective tax rate for Fiscal 2019 to be in the range of 16% to 17%. This includes the impact of an estimated benefit related to the recognition of the income tax effect of stock based compensation awards in the income statement when the awards vest or are settled and lower effective tax rates applicable to our foreign businesses. This range does not assume any future changes in the fair value of the Canopy investments accounted for at fair value and the associated income tax effect.

For additional information, refer to Note 11 of the Financial Statements included herein.

Net Income Attributable to CBI

Net income attributable to CBI increased to $2,196.4 million for Nine Months 2019 from $1,392.9 million for Nine Months 2018, an increase of $803.5 million. This increase is largely attributable to the increase in income from unconsolidated investments discussed above. Solid operating performance from Beer contributed an additional $140.2 million of operating income.

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

In November 2018, we completed the November 2018 Canopy Transaction for C$5,078.7 million, or $3,869.9 million. In addition, we incurred $24.5 million of direct acquisition costs. The aggregate cash paid at closing was financed with (i)  the net proceeds from the issuance of $2,150.0 million aggregate principal amount of October 2018 Senior Notes, (ii)  $1,500.0 million in term loans under the Term Credit Agreement and (iii)  the remainder from proceeds of borrowings under our commercial paper program. Based on our ability to consistently generate strong cash flow from operating activities, we expect to be able to return to our targeted leverage ratio within 24 months following the close of this transaction, while continuing to make appropriate investments in our business that we believe will enhance stockholder value.

In August 2018, we entered into forward-starting interest rate swap contracts to economically hedge our exposure to interest rate volatility associated with the debt financing for the November 2018 Canopy Transaction. The interest rate swap contracts were not designated as a hedge for accounting purposes. For Third Quarter 2019 and Nine Months 2019, we recognized a gain of $32.4 million and $35.0 million, respectively, in connection with the settlement of the interest rate swap contracts in October 2018. This amount was recognized in interest expense.

Cash Flows

	Nine Months 2019	Nine Months 2018	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$1,973.9	$1,468.4	$505.5
Investing activities	(4,587.3)	(1,038.3)	(3,549.0)
Financing activities	2,661.3	(458.1)	3,119.4
Effect of exchange rate changes on cash and cash equivalents	(7.6)	5.1	(12.7)
Net increase (decrease) in cash and cash equivalents	$40.3	$(22.9)	$63.2

Operating Activities

The increase in net cash provided by operating activities for Nine Months 2019 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid operating results and a benefit from accounts payable primarily attributable to timing of payments. Additionally, net cash provided by operating activities for Nine Months 2019 benefited from lower income tax payments predominantly due to (i)  lower federal tax payments resulting from the reduction in the U.S. corporate income tax rate associated with the enactment of the TCJ Act and (ii)  the receipt of a federal tax refund for Nine Months 2019.

Investing Activities

The increase in net cash used in investing activities for Nine Months 2019 is primarily due to the November 2018 Canopy Transaction. The increase in net cash used in investing activities was partially offset by (i)  proceeds from the May 2018 sale of our Accolade Wine Investment of $110.2 million, (ii)  the lower level of business acquisition activity of $86.6 million and (iii)  lower capital expenditures of $85.3 million.

Financing Activities

The increase in net cash provided by (used in) financing activities consists of:

	Nine Months 2019	Nine Months 2018	Dollar Change
(in millions)
Net proceeds from debt, current and long-term, and related activities	$3,564.5	$67.6	$3,496.9
Purchases of treasury stock	(504.3)	(239.2)	(265.1)
Dividends paid	(417.9)	(301.1)	(116.8)
Net cash provided by stock-based compensation activities	19.0	14.6	4.4
Net cash provided by (used in) financing activities	$2,661.3	$(458.1)	$3,119.4

Debt

Total debt outstanding as of November 30, 2018, amounted to $13,569.6 million, an increase of $3,382.9 million from February 28, 2018. This increase was predominately due to the financing of the November 2018 Canopy Transaction, including the issuance of the October 2018 Senior Notes and the Term Credit Agreement, partially offset by the conversion of $248.4 million from long-term debt to noncontrolling equity interests associated with the noncash settlement of a prior contractual agreement with our glass production plant joint venture partner.

Senior Credit Facility

In August 2018, we entered into the August 2018 Restatement Agreement that amended and restated our 2017 Credit Agreement, primarily for technical amendments. In September 2018, we entered into the 2018 Restatement Agreement that amended and restated the August 2018 Credit Agreement. Among other things, the 2018 Restatement Agreement increased our revolving credit facility by $500.0 million to $2.0 billion and extended its maturity to September 14, 2023. Additionally, the 2018 Restatement Agreement modified certain financial covenants and added various representations and warranties, covenants and an event of default in connection with the then-pending additional investment in Canopy.

General

The majority of our outstanding borrowings as of November 30, 2018, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2019 to calendar 2048, and variable-rate senior unsecured term loan facilities under our 2018 Credit Agreement and Term Credit Agreement, with maturities ranging from calendar 2021 to calendar 2024.

Additionally, we have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under the 2018 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under the 2018 Credit Agreement.

We do not have purchase commitments from buyers for our commercial paper and, therefore, our ability to issue commercial paper is subject to market demand. If the commercial paper market is not available to us for any reason when outstanding commercial paper borrowings mature, we will utilize unused commitments under our revolving credit facility under the 2018 Credit Agreement to repay commercial paper borrowings. We do not expect that fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility under the 2018 Credit Agreement.

We had the following borrowing capacity available under the 2018 Credit Agreement:

	Remaining Borrowing Capacity
	November 30, 2018	December 31, 2018
(in millions)
Revolving Credit Facility (1)	$1,257.2	$1,164.4

(1)	Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2018 Credit Agreement and outstanding borrowings under our commercial paper program.

The financial institutions participating in the 2018 Credit Agreement have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

We and our subsidiaries are subject to covenants that are contained in the 2018 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in the 2018 Credit Agreement. As of November 30, 2018, under the 2018 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 5.25x.

The obligations under the Term Credit Agreement are guaranteed by certain of our U.S. subsidiaries. In addition, the representations, warranties, covenants and events of default set forth in the Term Credit Agreement are substantially similar to those set forth in the 2018 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

As of November 30, 2018, we were in compliance with all of our covenants under the 2018 Credit Agreement, the Term Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2018 Annual Report and Note 10 of the Financial Statements included herein.

Common Stock Dividends

On January 8, 2019, our Board of Directors declared a quarterly cash dividend of $0.74 per share of Class A Common Stock, $0.67 per share of Class B Convertible Common Stock and $0.67 per share of Class 1 Common Stock payable on February 26, 2019, to stockholders of record of each class on February 12, 2019.

We expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A “Risk Factors” of our 2018 Annual Report as supplemented by the additional factors set forth under Item 1A “Risk Factors” included in our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2018.

Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. Shares repurchased under this authorization have become treasury shares.

As of November 30, 2018, total shares repurchased under this authorization are as follows:

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

For additional information, refer to Note 15 of our consolidated financial statements included in our 2018 Annual Report and Note 12 of the Financial Statements included herein.

Accounting Guidance

Refer to Note 2 of the Financial Statements included herein for information on recently adopted accounting guidance and accounting guidance not yet adopted.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation (I)  the statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future operations, future financial position, future net sales and expected volume trends, expected effective tax rates and anticipated tax liabilities, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes and other governmental rules and regulations, (iii)  information concerning the future expected balance of supply and demand for our products, (iv)  timing and source of funds for operating activities, (v)  the manner, timing and duration of the share repurchase program and source of funds for share repurchases, and (vi)  the amount and timing of future dividends, (II)  the statements regarding our beer operations expansion, construction and optimization activities, including anticipated costs and timeframes for completion, and (III)  the statements regarding (i)  the volatility of the fair value of our investments in Canopy, (ii)  our activities following the close of the November 2018 Canopy Transaction, and (iii)  time to return to our targeted leverage ratio following the close of the November 2018 Canopy Transaction are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for our products will vary from current expectations due to, among other reasons, actual raw material supply, actual shipments to distributors and actual consumer demand, (ii)  the actual demand for our products, actual net sales and actual volume trends will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (iii)  the amount and timing of and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the beer operations expansion activities, the impact of the November 2018 Canopy Transaction, and other factors as determined by management from time to time, (iv)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (v)  the fair value of our investments in Canopy may vary due to market and economic conditions in Canopy’s locations, (vi)  the timeframe and actual costs associated with the beer operations expansion, construction and optimization activities may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms and other factors as determined by management, and (vii) the time to return to our targeted leverage ratio may vary from management’s current expectations due to market conditions, our ability to generate cash flow at expected levels and our ability to generate expected earnings. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2018 Annual Report as supplemented by Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating, acquisition and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices, interest rates and equity prices. To manage the volatility relating to these risks, we periodically purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap contracts and interest rate swap contracts. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We have not entered into derivative instruments to hedge our exposure to equity price risks. We do not enter into derivative instruments for trading or speculative purposes.

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or investments outside the U.S. As of November 30, 2018, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 81% of our balance sheet exposures and forecasted transactional exposures for the remaining three months of fiscal 2019 were hedged as of November 30, 2018.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2018, exposures to commodity price risk which we are currently hedging primarily include diesel fuel, natural gas and aluminum prices. Approximately 86% of our forecasted transactional exposures for the remaining three months of fiscal 2019 were hedged as of November 30, 2018.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
(in millions)
Foreign currency contracts	$1,955.5	$1,871.5	$(56.2)	$3.2	$136.5	$(108.7)
Commodity derivative contracts	$260.2	$164.3	$(8.9)	$2.8	$22.1	$(14.8)

Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt. As of November 30, 2018, and November 30, 2017, we had no interest rate swap contracts outstanding. Refer to Note 10 of the Financial Statements for a discussion of the interest rate swap contracts entered into to economically hedge our exposure to interest rate volatility associated with the debt financing for the November 2018 Canopy Transaction.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy. The aggregate notional value, estimated fair value and sensitivity analysis for our outstanding fixed and variable interest rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value		Decrease in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
(in millions)
Fixed interest rate debt	$10,282.1	$7,490.8	$9,855.4	$7,720.7	$(569.0)	$(406.8)
Variable interest rate debt	$3,376.5	$1,923.8	$3,333.6	$1,902.8	$(98.1)	$(41.8)

Equity Price Risk

The estimated fair value of our investments in the Canopy warrants and the Canopy convertible debt securities are subject to equity price risk, interest rate risk, credit risk and foreign currency risk. These investments are recorded at fair value utilizing various option-pricing models and have the potential to fluctuate from, among other items, changes in the quoted market price of the underlying equity security. We manage our equity price risk exposure by closely monitoring the financial condition, performance and outlook of Canopy Growth Corporation.

As of November 30, 2018, the fair value of our investments in the Canopy warrants and the Canopy convertible debt securities was $2,048.1 million, with an unrealized net gain on these investments of $494.0 million recognized in our results of operations for the nine months ended November 30, 2018. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical

10% adverse change in the quoted market price of the underlying equity security. As of November 30, 2018, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $288.5 million.

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

Internal Control Over Financial Reporting

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.2	Foreign Exchange Rate Agreement dated October 26, 2018 between CBG Holdings LLC and Canopy Growth Corporation (filed herewith).

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.3
By-Laws of the Company, amended and restated as of October 3, 2018 (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2018 and incorporated herein by reference).

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

4.22
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

4.23
Term Loan Credit Agreement, dated as of September 14, 2018, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

4.24
Bridge Credit Agreement, dated September 14, 2018, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

4.25
Supplemental Indenture No. 21 with respect to Senior Floating Rate Notes due 2021, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 29, 2018, filed October 29, 2018, and incorporated herein by reference).

4.26
Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 29, 2018, filed October 29, 2018, and incorporated herein by reference).

4.27
Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 29, 2018, filed October 29, 2018 and incorporated herein by reference).

4.28
Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated October 29, 2018, filed October 29, 2018 and incorporated herein by reference).

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

10.4
Third Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 2, 2018, filed October 4, 2018 and incorporated herein by reference). *

10.5
Constellation Brands, Inc. Non-Qualified Savings Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 2, 2018, filed October 4, 2018 and incorporated herein by reference). *

10.6
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to contingent grants) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2018, filed October 22, 2018 and incorporated herein by reference). *

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2018 and February 28, 2018, (ii) Consolidated Statements of Comprehensive Income for the nine months and three months ended November 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

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

CONSTELLATION BRANDS, INC.

Date:	January 9, 2019	By:	/s/ Thomas M. McCorry
Thomas M. McCorry, Senior Vice President and Controller

Date:	January 9, 2019	By:	/s/ David Klein
David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)