Form 10-K
period 2019-02-28
CONSTELLATION BRANDS, INC.
filed 2019-04-23
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $33,122,314,698.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 17, 2019, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	166,883,483
Class B Common Stock, par value $.01 per share	23,316,614
Class 1 Common Stock, par value $.01 per share	1,149,714

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 16, 2019 is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation (I)  the statements under Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding (i)  our business strategy, future operations, future financial position, future net sales and expected volume trends, expected effective tax rates and anticipated tax liabilities, prospects, plans and objectives of management, (ii)  information concerning expected or potential actions of third parties, including insurance carrier reimbursements or potential changes to international trade agreements, tariffs, taxes and other governmental rules and regulations, (iii)  information concerning the future expected balance of supply and demand for our products, (iv)  timing and source of funds for operating activities, (v)  the manner, timing and duration of the share repurchase program and source of funds for share repurchases, and (vi)  the amount and timing of future dividends; (II)  the statements regarding our beer expansion, construction and optimization activities, including anticipated costs and timeframes for completion; (III)  the statements regarding (i)  the volatility of the fair value of our investments in Canopy measured at fair value, (ii)  our activities following the close of the November 2018 Canopy Transaction, (iii)  the time to return to our targeted leverage ratio following the close of the November 2018 Canopy Transaction, (iv)  the New November 2018 Canopy Warrants, and (v)  our future ownership level in Canopy and (IV)  the statements regarding the Wine and Spirits Transaction, expected gain or loss, amount and use of expected proceeds, estimated remaining costs and expected restructuring charge are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that (i)  the actual balance of supply and demand for our products will vary from current expectations due to, among other reasons, actual raw material supply, actual shipments to distributors and actual consumer demand, (ii)  the actual demand, net sales and volume trends for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand, (iii)  the amount, timing and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the beer operations expansion activities, the impact of the November 2018 Canopy Transaction, the expected impacts of the Wine and Spirits Transaction and the New November 2018 Canopy Warrants, and other factors as determined by management from time to time, (iv)  the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings, (v)  the fair value of our investments in Canopy may vary due to market and economic conditions in Canopy’s markets and business locations, (vi)  the timeframe and actual costs associated with the beer operations expansion activities may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management, (vii)  any consummation of the Wine and Spirits Transaction and any actual date of consummation may vary from our current expectations and the actual restructuring charge, if any, will vary based on management’s final plans, and (viii)  the time to return to our targeted leverage ratio may vary from management’s current expectations due to market conditions, our ability to generate cash flow at expected levels and our ability to generate expected earnings. The Wine and Spirits Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approvals. Modification of the November 2018 Canopy Warrants is subject to, among other things, Canopy shareholder approval of the modification of the November 2018 Canopy Warrants and Canopy shareholder approval of its proposed transaction with Acreage. Additional important factors that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. All references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes consistent with the Company’s method of classification. All references to “Fiscal 2019,” “Fiscal 2018” and “Fiscal 2017” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2020” refer to our fiscal year ending February 29, 2020. All references to “$” are to U.S. dollars, all references to “C$” are to Canadian dollars and all references to “A$” are to Australian dollars. Unless otherwise defined herein, refer to the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for the definition of capitalized terms used herein.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2018 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beer Marketers Insights; Beverage Information Group; Growers Network; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); IRI; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

PART I

Item 1. Business.

Introduction

We are an international producer and marketer of beer, wine and spirits with operations in the U.S., Mexico, New Zealand, Italy and Canada with powerful, consumer-connected, high-quality brands like Corona, Modelo Especial, Robert Mondavi, Kim Crawford, Meiomi and SVEDKA Vodka. In the U.S., we are the number one sales growth driver at retail among beverage alcohol suppliers. We are the third-largest beer company in the U.S. market and a leading, higher-end wine company in the U.S. market. Many of our products are recognized as leaders in their respective categories. This, combined with our strong market positions, makes us a supplier of choice to many of our customers, who include wholesale distributors, retailers and on-premise locations.

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

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. We have approximately 9,800 employees located primarily in the U.S. and Mexico, with our corporate headquarters located in Victor, New York. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Strategy

Our overall strategy is to drive industry-leading growth and shareholder value by building brands that people love when celebrating big moments or enjoying quiet ones. We position our portfolio to benefit from the consumer-led trend toward premiumization, which we believe will continue to result in faster growth rates in the higher-end of the beer, wine and spirits categories.

To capitalize on premiumization trends, become more competitive and grow our business, we have generally employed a strategy focused on a combination of organic growth and acquisitions, with a focus on the higher-margin, higher-growth categories of the beverage alcohol industry. Key elements of our strategy include:

•
leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio and to provide for cross promotional opportunities;

•	strengthening relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;

•	investing in brand building and innovation activities;

•	positioning ourselves for success with consumer-led products that identify, meet and stay ahead of evolving consumer trends and market dynamics;

•	realizing operating efficiencies through expanding and enhancing production capabilities and maximizing asset utilization; and

•	developing employees to enhance performance in the marketplace.

In the beer business, we have solidified our position in the U.S. beer market; enhanced our margins, results of operations and operating cash flow; and provided new avenues for growth. We have made capital investments and acquisitions to increase beer production capacity to secure independence from a supply standpoint and to support the growth of the business. Additionally, in an effort to more fully compete in growing sectors of the high-end segment of the U.S. beer market, we’ve made several acquisitions of high-quality, regional craft beer brands and leveraged our innovation capabilities to introduce new brands that align with consumer trends.

In our wine and spirits business, as part of our efforts to focus on higher-end brands, improve margins and create operating efficiencies, we have acquired higher-margin, higher-growth wine brands and portfolios of brands, including Meiomi, Prisoner and Charles Smith, and have strategically optimized the value of this business, particularly lower-margin, lower-growth products, with the divestiture of the Canadian wine business and the expected transaction, which was recently announced, to divest a portion of our wine and spirits business. In addition, we have added higher-end brands to our spirits portfolio through the acquisitions of Casa Noble tequila and High West craft whiskeys.

Within our Corporate Operations and Other segment, we complemented our total beverage alcohol strategy in an adjacent category by making investments in Canopy, a world-leading, diversified cannabis company. These investments are consistent with our long-term strategy to identify, meet and stay ahead of evolving consumer trends and market dynamics, and they represent a significant expansion of our strategic relationship to position Canopy as a global leader in cannabis production, branding, intellectual property and retailing.

For further information on our strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K (“MD&A”).

Investments and Acquisitions

In connection with our strategy outlined above, we completed the following investments and acquisitions during Fiscal 2019:

Transaction	Date	Strategic Contribution
Corporate Operations and Other Segment
Canopy Growth Corporation investments	November 2018 and June 2018
Investment in Ontario, Canada-based public company; leading provider of medicinal and recreationally legal cannabis products; supported our long-term strategy to identify, meet and stay ahead of evolving consumer trends and market dynamics.

Beer Segment
Four Corners acquisition	July 2018	Portfolio of high-quality, dynamic and bicultural, Texas-based craft beers; strengthened our position in the high-end segment of the U.S. beer market.

For further information about our Fiscal 2019, Fiscal 2018 and Fiscal 2017 transactions, refer to (i)  MD&A and (ii)  Notes 2, 7 and 10 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K (“Notes to the Financial Statements”).

Business Segments

We report our operating results in three segments: (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting. We report net sales in two reportable segments, as follows:

	For the Year Ended February 28, 2019	% of Net Sales	For the Year Ended February 28, 2018	% of Net Sales	For the Year Ended February 28, 2017	% of Net Sales
(in millions)
Beer	$5,202.1	64.1%	$4,660.4	61.5%	$4,227.3	57.7%
Wine and Spirits:
Wine	2,532.5	31.2%	2,556.3	33.7%	2,732.7	37.4%
Spirits	381.4	4.7%	363.6	4.8%	361.1	4.9%
Total Wine and Spirits	2,913.9	35.9%	2,919.9	38.5%	3,093.8	42.3%
Consolidated Net Sales	$8,116.0		$7,580.3		$7,321.1

Beer Segment

We are the leader in the high-end segment of the U.S. beer market, which includes the imported, craft, domestic super premium, and alternative beverage alcohol categories. We sell a number of brands in the high-end categories, driven largely by our imported Mexican beer portfolio.

Within the imported beer category, we have the exclusive right to import, market and sell these Mexican beer brands in all 50 states of the U.S.:

Corona Brand Family	Modelo Brand Family	Other Import Brands
● Corona Extra ● Corona Premier ● Corona Familiar ● Corona Light	● Modelo Especial ● Modelo Negra ● Modelo Chelada	● Pacifico ● Victoria

In the U.S., we are the leading imported beer company and have eight of the 15 top-selling imported beer brands. Corona Extra is the best-selling imported beer and the sixth best-selling beer overall in the U.S. and Modelo Especial is the second-largest and the fastest-growing major imported beer brand.

Since the June 2013 acquisition of the imported beer business, we have more than tripled our production capacity in Mexico from 10 million to approximately 34 million hectoliters. Our current production capacity provides us the opportunity to further expand our leadership position in the high-end segment of the U.S. beer market by increasing our investment behind on-trend innovation. As part of these efforts, we successfully introduced Corona Premier, a lower-calorie, lower-carbohydrate product offering, which has become one of the top growth contributors in the high-end segment of the U.S. beer market. For Fiscal 2020, we are launching Corona Refresca nationally to capitalize on the growth of the high-end alternative beverage alcohol category. Additionally, we are continuing efforts focused on increasing sales distribution of products in can, draft, single-serve and larger package size formats.

Expansion and construction efforts continue under our Mexico Beer Expansion Projects. Since the June 2013 acquisition of the imported beer business, we have invested approximately $3.5 billion for the Mexico Beer Expansion Projects, with approximately $600 million during Fiscal 2019. To align with our anticipated future growth expectations, we are targeting an additional 10 million hectoliters of production capacity expansion activities to be completed over the next four fiscal years.

Our craft and specialty beer products are primarily sold under the Ballast Point brand. Ballast Point is led by its popular Sculpin IPA. In addition, the Funky Buddha and Four Corners acquisitions allow us to leverage our craft beer platform, capitalizing on the growth of high-quality, regional craft beer brands. Overall, our craft and specialty beer capabilities further strengthen our position as the leader in the high-end segment of the U.S. beer market.

Wine and Spirits Segment

We are a leading, higher-end wine and spirits company in the U.S. market, with a portfolio that includes higher-margin, higher-growth wine and spirits brands. Our wine portfolio is supported by grapes purchased from independent growers, primarily in the U.S., New Zealand and Chile, and vineyard holdings in the U.S., New Zealand and Italy. Our wine produced in the U.S., New Zealand and Italy is primarily marketed in the U.S. In addition, we export our wine products to Canada and other major world markets. Our spirits offerings include SVEDKA Vodka, which is imported from Sweden and is the largest imported vodka brand in the U.S. Our higher-end spirits brands include Casa Noble tequila and High West craft whiskeys.

In the U.S., we have 18 of the 100 top-selling wine brands. Some of our well-known wine and spirits brands, and portfolio of brands, sold in the U.S., which comprised our Fiscal 2019 U.S. Focus Brands (“Focus Brands”), included:

Wine Brands			Wine Portfolio of Brands	Spirits Brands
● 7 Moons	● Mark West	● Robert Mondavi	● Charles Smith	● Casa Noble
● Black Box	● Meiomi	● Ruffino	● Prisoner	● High West
● Clos du Bois	● Mount Veeder	● Schrader		● SVEDKA Vodka
● Franciscan Estate	● Nobilo	● Simi
● Kim Crawford	● Ravage	● The Dreaming Tree

We dedicate a large share of sales and marketing resources to our Focus Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally hold strong positions in their respective price categories.

We have been increasing resources in support of on-trend product innovation as we believe this is one of the key drivers of overall beverage alcohol category growth. In wine, we have launched varietal line extensions behind many of our Focus Brands, such as Bourbon Barrel Aged Robert Mondavi Private Selection and Meiomi Rosé, and we have introduced newer brands like Derange, Spoken Barrel, Cooper & Thief and Crafters Union. In spirits, we have introduced Mi CAMPO tequila.

In connection with our efforts to increase focus on higher-margin, higher-growth brands, in April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices and facilities, for approximately $1.7 billion, subject to certain closing adjustments. The Wine and Spirits Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approvals (see “Recent Developments” in MD&A and Note 23 of the Notes to the Financial Statements).

Corporate Operations and Other

The Corporate Operations and Other segment includes traditional corporate-related items including costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations and information technology, as well as our investments in Canopy and those made through our corporate venture capital function.

Further information regarding net sales, operating income and total assets of each of our business segments and information regarding geographic areas is set forth in Note 22 of the Notes to the Financial Statements.

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

In the U.S., our products are primarily distributed by wholesale distributors, with generally separate distribution networks utilized for (i)  our beer portfolio and (ii)  our wine and spirits portfolio, as well as state alcohol beverage control agencies. As is the case with all other beverage alcohol companies, products sold through these agencies are subject to obtaining and maintaining listings to sell our products in that agency’s state. State governments can affect prices paid by consumers of our products through the imposition of taxes or, in states in which the government acts as the distributor of our products through an alcohol beverage control agency, by directly setting the retail prices.

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

Within the Beer segment, we have an exclusive sub-license to use trademarks related to our Mexican beer brands in the U.S. This sub-license agreement is perpetual. Prior to our June 2013 acquisition of the imported beer business, Crown Imports had exclusive importation agreements with the suppliers of certain imported beer products and had an exclusive renewable sub-license to use certain trademarks related to the imported beer brands in the U.S.

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

Beer	Anheuser-Busch InBev, Molson Coors, Heineken, Pabst Brewing Company, The Boston Beer Company, Mark Anthony

Wine	E. & J. Gallo Winery, The Wine Group, Trinchero Family Estates, Treasury Wine Estates, Ste. Michelle Wine Estates, Deutsch Family Wine & Spirits, Jackson Family Wines

Spirits	Diageo, Beam Suntory, Brown-Forman, Sazerac Company, Pernod Ricard

Production

Our current production capacity in Mexico at our Nava and Obregon breweries is approximately 34 million hectoliters. Prior to the acquisition of the Obregon Brewery, we entered into a three-year interim supply agreement with Modelo in June 2013, which was initially extended for one additional year through June 2017. However, the purchase of the Obregon Brewery enabled us to become fully independent from this interim supply agreement, which was terminated at the time of this acquisition. In addition, we are expanding the Obregon Brewery and constructing the Mexicali Brewery, located near California, which is our largest imported beer market in the U.S.

Based on our anticipated future growth expectations, we intend to expand our production capacity in Mexico to approximately 44 million hectoliters over the next four fiscal years.

Our craft beer production requirements are primarily fulfilled by our Miramar and Daleville facilities, located in the greater San Diego, California, and Roanoke, Virginia, areas, respectively. These facilities can be expanded to accommodate future growth. We also operate multiple tap rooms with smaller scale production and innovation capabilities.

In the U.S., we operate 18 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey and San Joaquin regions of California. We also operate three wineries in New Zealand and six wineries in Italy. Grapes are crushed at most of our wineries and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest and are reduced prior to the subsequent year’s crush. Wine inventories are usually at their highest levels in September through November in the U.S. and Italy, and in March through May in New Zealand.

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

For our Mexican beer brands, packaging materials represent the largest cost component of production, with glass bottles representing the largest cost component of our packaging materials. For Fiscal 2019, the package format mix of our Mexican beer volume sold in the U.S. was 69% glass bottles, 28% aluminum cans and 3% in stainless steel kegs.

The Nava and Obregon breweries receive water originating from aquifers. We believe we have adequate access to water to support the breweries’ on-going requirements, as well as future requirements after the completion of planned expansion activities.

As part of our efforts to solidify our beer glass sourcing strategy over the long-term, we formed an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer. The joint venture acquired a state-of-the-art glass production plant that is located adjacent to our Nava Brewery in Mexico, in December 2014. The glass plant currently has four operational glass furnaces and the joint venture intends to increase it to five furnaces by the end of calendar 2019. When fully operational with five furnaces, the glass plant is expected to supply approximately 60% of our glass requirements for the Nava Brewery. We also have long-term glass supply agreements with other glass producers.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials (primarily glass).

Most of our annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the U.S. and Italy, and begins in February and runs through May in New Zealand. We receive grapes from approximately 800 independent growers in the U.S. and approximately 165 independent growers located primarily in New Zealand and Chile. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is largely based on then-current market prices.

As of February 28, 2019, we owned or leased approximately 20,500 acres of land and vineyards, either fully bearing or under development, in the U.S., New Zealand and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of certain of our higher-end wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

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

Employees

As of February 28, 2019, we had approximately 9,800 employees. Approximately 4,900 employees were in the U.S. and approximately 4,900 employees were outside of the U.S., primarily in Mexico. We may employ additional workers during the grape crushing seasons. Approximately 21% of our employees are covered by collective bargaining agreements. Collective bargaining agreements expiring within one year are minimal. We consider our employee relations generally to be good.

Executive Officers of the Company

Information with respect to our current executive officers is as follows:

NAME	AGE	OFFICE OR POSITION HELD
Robert Sands	60	Executive Chairman of the Board
Richard Sands	68	Executive Vice Chairman of the Board
William A. Newlands	60	President and Chief Executive Officer
James O. Bourdeau	54	Executive Vice President, General Counsel and Secretary
F. Paul Hetterich	56	Executive Vice President and President, Beer Division
Thomas M. Kane	58	Executive Vice President and Chief Human Resources Officer
David Klein	55	Executive Vice President and Chief Financial Officer
James A. Sabia, Jr.	57	Executive Vice President and Chief Marketing Officer

Robert Sands is the Executive Chairman of the Board of the Company, having served in that role since March 2019 and as a director since January 1990. Previously, he served as Chief Executive Officer of the Company from July 2007 through February 2019. Mr. Sands also served as President from December 2002 to February 2018, as Chief Operating Officer from December 2002 to July 2007, as Group President from April 2000 through December 2002, as Chief Executive Officer, International from December 1998 through April 2000, as Executive Vice President from October 1993 through April 2000, as General Counsel from June 1986 through May 2000 and as Vice President from June 1990 through October 1993. He is the brother of Richard Sands.

Richard Sands, Ph.D., is the Executive Vice Chairman of the Board of the Company, having served in that role since March 2019. He previously served as Chairman of the Board from September 1999 through February 2019. He has been employed by the Company in various capacities since 1979. He has served as a director since 1982. He served as Chief Executive Officer from October 1993 to July 2007, as Executive Vice President from 1982 to May 1986, as President from May 1986 to December 2002 and as Chief Operating Officer from May 1986 to October 1993. He is the brother of Robert Sands.

William A. Newlands is President and Chief Executive Officer of the Company. He has served as Chief Executive Officer since March 2019 and as President since February 2018. He served as Chief Operating Officer from January 2017 through February 2019 and as Executive Vice President of the Company from January 2015 until February 2018. From January 2016 to January 2017 he performed the role of President, Wine & Spirits Division and from January 2015 through January 2016 he performed the role of Chief Growth Officer. Mr. Newlands joined the Company in January 2015. Prior to that he served from October 2011 until August 2014 as Senior Vice President and President, North America of Beam Inc., as Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc., from December 2010 to October 2011, and as Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010. Beam Inc., a producer and seller of branded distilled spirits products, merged with a subsidiary of Suntory Holding Limited, a Japanese company, in 2014. Prior to October 2011, Beam Global Spirits & Wine, Inc. was the spirits operating segment of Fortune Brands, Inc., which was a leading consumer products company that made and sold branded consumer products worldwide in the distilled spirits, home and security, and golf markets.

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

F. Paul Hetterich has been an Executive Vice President of the Company since June 2003. Since January 2016 Mr. Hetterich has performed the role of President, Beer Division and President of Crown Imports LLC, a wholly-owned subsidiary of the Company. From January 2015 through January 2016 he performed the role of Executive Vice President, Corporate Development & Beer Operations. From June 2011 until January 2015 he served as Executive Vice President, Business Development and Corporate Strategy, from July 2009 until June 2011 he served as Executive Vice President, Business Development, Corporate Strategy and International, and from June 2003 until July 2009 he served as Executive Vice President, Business Development and Corporate Strategy. From April 2001 to June 2003 Mr. Hetterich served as the Company’s Senior Vice President, Corporate Development. Prior to that, Mr. Hetterich held several increasingly senior positions in the Company’s marketing and business development groups. Mr. Hetterich has been with the Company since 1986.

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

James A. Sabia, Jr. has been the Company’s Executive Vice President and Chief Marketing Officer since May 2018. Prior to that, Mr. Sabia was the Chief Marketing Officer of the Company’s Beer Division, having performed that role from February 2009 through May 2018. From February 2009 to June 2013, Mr. Sabia was employed by Crown Imports LLC (“Crown”), of which the Company owned a 50% interest and was the Company’s beer business during that period. Effective June 7, 2013, the Company acquired the remaining 50% of Crown, which became a wholly-owned subsidiary of the Company on that date. Mr. Sabia originally joined the Company in August 2007 as Vice President, Marketing for the Company’s spirits business, serving in that capacity until February 2009. Before that, Mr. Sabia was with Molson Coors Brewing Company, a large international brewing company, from 1990 to 2007.

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

We have adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to our chief executive officer, our principal financial officer and our controller, and is available on our Internet site at https://www.cbrands.com/investors. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Securities Exchange Act of 1934, Item 406 of Regulation S-K. We also have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics is available on our Internet website, together with our Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing at https://

www.cbrands.com/story/policies. Copies of these materials are available in print to any shareholder who requests them. Shareholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564, or by telephoning our Investor Center at 1-888-922-2150.

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

•
a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights, real property rights, and liability issues; and

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

We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems, intergovernmental disputes or animus against the United States. Any determination that our operations or activities did not comply with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.

The U.S. and other countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products, in varying amounts. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Significant increases in import and excise duties or other taxes on, or that impact, beverage alcohol products could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

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

We are currently expanding our Obregon Brewery and constructing our Mexicali Brewery, and our joint venture with Owens-Illinois is expanding its glass plant. While these multi-million-dollar expansion and construction activities are progressing consistent with our plans, there is always the potential risk of completion delays and cost overruns.

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

We may not be able to satisfy our product supply requirements for the Mexican beer brands in the event of a significant disruption, partial destruction or total destruction of the Nava or Obregon breweries or the glass plant, or difficulty shipping raw materials and product into or out of the United States. Also, if the contemplated expansions of the Obregon Brewery and the glass plant and construction of the Mexicali Brewery are not completed by their targeted completion dates, we may not be able to produce sufficient quantities of our Mexican beer to satisfy our needs. Under such circumstances, we may be unable to obtain our Mexican beer at a reasonable price from another source, if at all. A significant disruption at our Nava or Obregon breweries, or the glass plant, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more or may take a significant time to start production, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Operational disruptions or catastrophic loss to breweries, wineries, other production facilities or distribution systems

All of our Mexican beer brands product supply is currently produced at our breweries in Nava, Coahuila, Mexico and Obregon, Sonora, Mexico. Many of the workers at these breweries are covered by collective bargaining agreements. The glass plant currently produces approximately half of the total annual glass bottle supply for our Mexican beer brands. Several of our vineyards and production and distribution facilities, including certain California wineries and breweries and our planned Mexicali Brewery, are in areas prone to seismic activity. Additionally, we have various vineyards, wineries and breweries in the state of California which has recently experienced wildfires and landslides.

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

Supply of quality water, agricultural and other raw materials, certain raw materials and packaging materials purchased under short-term supply contracts, limited group of suppliers of glass bottles

The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of our breweries, our wineries and our distilleries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields. If water available to our operations or the operations of our suppliers becomes scarce or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints. In addition, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of our production facilities and vineyards. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, such as barley or hops, which could lead to a shortage of our product supply.

We have substantial brewery operations in the country of Mexico, brewery operations in the states of California, Texas, Virginia and Florida, and we currently have substantial wine operations in the state of California as well. In the past, California had endured an extended period of drought and instituted restrictions on water usage. A recurrence of severe drought conditions in California could have an adverse effect upon those operations, which effect could become more significant depending upon actual future drought conditions. Our Nava Brewery and glass plant receive water originating from a mountain aquifer. Our Obregon Brewery receives its allocation of water originating from an aquifer and we expect our Mexicali Brewery will receive an allocation of water originating from an aquifer. Although we anticipate our operations will have adequate sources of water to support their on-going requirements, there is no guarantee that the sources of water, methods of water delivery, or water requirements will not change materially in the future.

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

Reliance upon complex information systems and third party global networks, cyber-attacks, and design and implementation of our new global enterprise resource planning system (“ERP”)

We depend on information technology to enable us to operate efficiently and interface with customers and suppliers, as well as maintain financial accuracy and efficiency and effect accurate and timely governmental reporting. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, the loss of or damage to intellectual property through security breach, or penalties associated with the failure to timely file governmental reports. We recognize that many groups on a world-wide basis have experienced increases in security breaches, cyber-attacks, and other hacking activities such as denial of service, malware, and ransomware. As with all large information technology systems, our systems could be penetrated by increasingly sophisticated outside parties intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, or engaging in the unauthorized use of strategic information about us or our employees, customers or consumers. Such unauthorized access could disrupt our operations and could result in the loss of assets or revenues, litigation, remediation costs, damage to our reputation, or the failure by us to retain or attract customers following such an event.

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

We are in the process of a multi-year implementation of a new ERP system which we intend to replace our existing operating and financial systems in fiscal 2020 and 2021. We are designing the ERP system to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. We expect the implementation process will require the investment of significant personnel and financial resources. Companies which implement new ERP systems may experience delays, increased costs and other difficulties. If we are not successful in designing and implementing our ERP system as planned or if it does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, or we may not be able to operate our business.

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

Cannabis is currently illegal under U.S. federal law and in other jurisdictions; we do not control Canopy’s business or operations

The ability of Canopy to achieve its business objectives is contingent, in part, upon the legality of the cannabis industry, Canopy’s compliance with regulatory requirements enacted by various governmental authorities, and Canopy obtaining all regulatory approvals, where necessary, for the production and sale of its products. The laws and regulations governing medical and recreational cannabis are still developing, including in ways that we may not foresee. Although the Agriculture Improvement Act of 2018 has taken hemp and hemp derived cannabinoids out of the most restrictive class of controlled substances, marijuana is a schedule-1 controlled substance in the U.S. and is currently illegal under U.S. federal law. Even in those U.S. states in which the recreational use of marijuana has been legalized, its use remains a violation of U.S. federal law. Since U.S. federal laws criminalizing the use of marijuana preempt state laws that legalize its use, continuation of U.S. federal law in its current state regarding marijuana would likely limit the expansion of Canopy’s business into the U.S. Similar issues of illegality apply in other countries. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or impact negatively Canopy’s markets, products and sales initiatives and could have a material adverse effect on Canopy’s business, liquidity, financial condition and/or results of operations. Were that to occur, we may not be able to recover the value of our investments in Canopy.

We have the right to nominate four members of the Canopy board of directors. While we do not control Canopy’s business or operations, we do rely on Canopy’s internal controls and procedures for operation of that business. Nevertheless, our financing arrangements require us to certify, among other things, that to our knowledge (i)  Canopy is properly licensed and operating in accordance with Canadian laws in all material respects; (ii)  Canopy does not knowingly or intentionally purchase, manufacture, distribute, import and/or sell marijuana or any other controlled substance in or from the United States of America or any other jurisdiction, in each case, where such purchase, manufacture, distribution, importation or sale of marijuana or such other controlled substance is illegal, except in compliance with all applicable Federal, state, local or foreign laws, rules and regulations; and (iii)  Canopy does not knowingly or intentionally partner with, invest in, or distribute marijuana or any other controlled substance to any third-party that knowingly or intentionally purchases, sells, manufactures, or distributes marijuana or any other controlled substance in the United States of America or any other jurisdiction, in each case, where such purchase, sale, manufacture or distribution of marijuana or such other controlled substance is illegal, except in compliance with all applicable Federal, state, local or foreign laws, rules and regulations. Were we to know that Canopy was knowingly or intentionally violating any of these applicable laws, we would be unable to make the required certification under our financing arrangements, which could lead to a default under those financing arrangements.

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

Potential decline in the consumption of products we sell; dependence on sales of our Mexican beer brands

Our business depends upon consumers’ consumption of our beer, wine and spirits brands, and sales of our Mexican beer brands in the U.S. are a significant portion of our business. Accordingly, a decline in the growth rate, amount or profitability of our sales of the Mexican beer brands in the U.S. could adversely affect our business. Further, consumer preferences and tastes may shift due to, among other reasons, changing taste preferences, demographics or perceived value. Consequently, any material shift in consumer preferences and taste in our major markets away from our beer, wine and spirits brands, and our Mexican beer brands in particular, from the categories in which they compete could have a negative impact on our business, liquidity, financial condition and/or results of operations. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies, and changes in leisure, dining and beverage consumption patterns. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

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

We may also divest ourselves of businesses, assets or securities of companies that we believe no longer provide a strategic fit with our business. We may provide various indemnifications in connection with the divestiture of businesses or assets. Divestitures of portions of our business may also result in costs stranded in our remaining business. Delays in developing or implementing plans to address such costs could delay or prevent the accomplishment of our financial objectives.

We have also acquired or retained ownership interests in companies which we do not control, such as our joint venture to operate a glass plant adjacent to our Nava Brewery, our interest in Canopy, and investments made through our corporate ventures capital function. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us, among other matters, to pay certain costs, to make capital investments, to fulfill alone our joint venture partners’ obligations, or to purchase other parties’ interests.

We recently increased our investment in Canopy. While we will not develop, distribute, manufacture or sell cannabis products in the U.S., or anywhere else in the world, unless it is legally permissible to do so at all governmental levels in the particular jurisdiction, this investment could affect consumer perception of our existing brands and our reputation with various constituencies.

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

Sale of a portion of our wine and spirits business

As previously announced, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices and facilities. The divestiture of this portion of our business will enable us to focus on our higher-margin, higher-growth wine and spirits brands. The Wine and Spirits Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approval, and we cannot guarantee the transaction will occur on the terms, conditions or timetable that we currently anticipate. We intend to use the net proceeds from this transaction primarily to reduce our outstanding borrowings. A delay in completing this transaction, or the failure to complete this transaction, could delay the accomplishment of our strategic and financial objectives. Moreover, the Wine and Spirits Transaction will reduce the diversification of our portfolio. We may not fully realize the expected benefits of a portfolio of higher-end wine and spirits brands.

Our Canopy investments are dependent upon an emerging market and legal sales of cannabis products

The legal cannabis market is an emerging market. The legislative framework pertaining to the Canadian cannabis market, as well as cannabis markets in other countries, is uncertain. The success of the Canopy transactions will depend on, among other things, the ability of Canopy to create a strong platform for us to operate successfully in the cannabis market space. There is no assurance a robust cannabis consumer market will develop consistent with our expectations or that consumers will purchase any Canopy products.

A failure in the demand for Canopy’s products to materialize as a result of competition, consumer desire, competition from legal and illegal market entrants or other products, or other factors could have a material adverse effect on Canopy’s business, liquidity, financial condition and/or results of operations. Were that to occur, we may have to write down the value of our investments in Canopy. The changing legal landscape and the lack of consumer market data makes it difficult to predict the pace at which the cannabis market may grow, if at all, and the products that consumers will purchase in the cannabis marketplace.

For example, the Canadian Cannabis Act prohibits testimonials, lifestyle branding and packaging that is appealing to youth. The restrictions on advertising, marketing and the use of logos and brand names could have a material adverse effect on Canopy’s business, liquidity, financial condition and/or results of operations, and our investment in Canopy.

Additionally, Canopy must rely on its own market research to forecast sales as detailed forecasts may not be fully available at this early stage in the cannabis industry in Canada and globally. Market research relating to the adult-use recreational legal cannabis industry is in its early stages and, as such, trends can only be forecasted.

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

Financial Risks

Indebtedness

We have incurred indebtedness to finance investments and acquisitions, fund beer operations expansion and construction activities and repurchase shares of our common stock. In the future, we may continue to incur additional indebtedness to finance investments and acquisitions, repurchase shares of our stock and fund other general corporate purposes, including beer operations expansion and construction activities. We cannot assure you that our business will generate sufficient cash flow from operations to meet all our debt service requirements, pay dividends, repurchase shares of our common stock, and fund our general corporate and capital requirements.

Our current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

•	our ability to obtain financing for future working capital needs or investments/acquisitions or other purposes may be limited;

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

Securities measured at fair value

The value of the warrants and convertible debt we hold in Canopy through our subsidiaries is subject to the volatility of the market price of Canopy’s common stock. This volatility subjects our financial statements to volatility. The market price of Canopy’s common stock has experienced significant volatility, and that volatility may continue in the future and may also be subject to wide fluctuations in response to many factors beyond the control of Canopy, or of us. These factors include, but are not limited to:

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

We recently agreed to modify the terms of certain warrants we hold in Canopy which, if modified, would among other things extend the expiry of those warrants and extend the time period through which the value of those warrants and our financial statements are subject to the volatility of the market price of Canopy’s common stock.

Canopy’s Corporate Governance

Canopy’s business is subject to evolving corporate governance and public disclosure regulations that may from time to time increase both Canopy’s compliance costs and the risk of its non-compliance. These include changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including, but not limited to, the Canadian Securities Administrators, the TSX, the International Accounting Standards Board, the SEC and the NYSE. These rules continue to evolve in scope and complexity creating new requirements for Canopy. Canopy is currently exempt from certain NYSE corporate governance requirements because it is a foreign private issuer listed on the NYSE and registered with the SEC and is subject to Canadian requirements. When Canopy registered with the SEC, it did not need to test its internal control procedures to satisfy the requirements pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) that require management of Canopy to perform an annual assessment of the effectiveness of Canopy’s internal control over financial reporting and its registered public accounting firm to provide an attestation report as to the effectiveness of such controls. The future application of SOX to Canopy will require management of Canopy to perform an annual assessment of Canopy’s internal control over financial reporting and its registered public accounting firm to conduct an independent assessment of the effectiveness of such controls. Canopy has disclosed a material weakness in internal controls over financial reporting. Canopy may not be able to remediate the material weakness timely. Also, Canopy’s internal controls may not be adequate, or Canopy may not be able to maintain adequate internal controls as required by SOX. Canopy may not be able to maintain effective internal controls over financial reporting on an ongoing basis if standards are modified, supplemented or amended from time to time. If Canopy does not satisfy SOX requirements on an ongoing and timely basis, investors could lose confidence in the reliability of its financial statements, which could harm Canopy’s business and have a negative impact on the trading price or market value of Canopy securities.

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

Control by the Sands Family

Our Class B Common Stock is principally held by members of the Sands family, either directly or through entities controlled by members of the Sands family. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class 1 Common Stock generally do not have voting rights. The stock ownership of the Sands family and entities controlled by members of the Sands family represents a majority of the combined voting power of all classes of our common stock as of April 17, 2019, voting as a single class. Consequently, the Sands family has the power to elect a majority of our directors and approve actions requiring the approval of the stockholders of the Company voting as a single class.

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

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Wine and Spirits segment, we have adequate capacity to meet our needs for the foreseeable future. Within the Beer segment, we have adequate capacity to meet our current needs and we have undertaken activities to increase our production capacity to address our anticipated future needs. As of February 28, 2019, our properties include the following:

	Owned	Leased
Beer Segment
Breweries
U.S.	2	8
Mexico	2
Total breweries	4	8

Glass production plant (1)
Mexico	1

Warehouse, distribution and other production facilities
U.S.		32
Mexico	1	5
Total warehouse, distribution and other production facilities	1	37
Total Beer Segment	6	45

Wine and Spirits Segment
Wineries
U.S.
California	14	2
New York	1
Washington	1
New Zealand	3
Italy	1	5
Total wineries	20	7

Distilleries
U.S.	1	1
Canada	1
Total distilleries	2	1

Warehouse, distribution and other production facilities
U.S.		6
Canada		1
Italy	1	8
Total warehouse, distribution and other production facilities	1	15
Total Wine and Spirits Segment	23	23

(1)	The glass production plant in Nava, Coahuila, Mexico is owned and operated by an equally-owned joint venture with Owens-Illinois and is located adjacent to our Nava Brewery.

Within our Wine and Spirits segment, as of February 28, 2019, we owned, leased or had interests in approximately 12,500 acres of vineyards in California (U.S.), 6,800 acres of vineyards in New Zealand and 1,200 acres of vineyards in Italy.

As of February 28, 2019, our principal facilities, all of which are owned, consist of:

•	the Nava Brewery in Nava, Coahuila, Mexico;

•	the Obregon Brewery in Obregon, Sonora, Mexico;

•	the glass production plant in Nava, Coahuila, Mexico;

•	two wineries in California: the Woodbridge Winery in Acampo and the Mission Bell winery in Madera;

•	the Canandaigua winery in Canandaigua, New York; and

•	the distillery in Lethbridge, Alberta, Canada.

In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices and facilities. The transaction will include two of our principal Wine and Spirits facilities:  the Canandaigua winery and the Mission Bell winery. For further information about this transaction, refer to MD&A and Note 23 of the Notes to the Financial Statements.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A Common Stock and Class B Common Stock trade on the New York Stock Exchange® (“NYSE”) under the symbols STZ and STZ.B, respectively. There is no public trading market for our Class 1 Common Stock. At April 17, 2019, the number of holders of record of our Class A Common Stock, Class B Common Stock and Class 1 Common Stock were 531, 100 and 11, respectively.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with MD&A and our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K (the “Financial Statements”). Effective March 1, 2018, we adopted the FASB amended guidance regarding the recognition of revenue from contracts with customers using the retrospective application method. Accordingly, we have restated sales, net sales, gross profit, operating income, income before income taxes, provision for income taxes, net income, net income attributable to CBI and net income per common share attributable to CBI, for the years ended February 28, 2018, and February 28, 2017. For additional information, refer to Note 1 of the Notes to the Financial Statements.

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017 (1)	February 29, 2016	February 28, 2015
(in millions, except per share data)
Sales	$8,884.3	$8,322.1	$8,051.2	$7,223.8	$6,672.1
Excise taxes	(768.3)	(741.8)	(730.1)	(675.4)	(644.1)
Net sales	8,116.0	7,580.3	7,321.1	6,548.4	6,028.0
Cost of product sold	(4,035.7)	(3,767.8)	(3,802.1)	(3,606.1)	(3,449.4)
Gross profit	4,080.3	3,812.5	3,519.0	2,942.3	2,578.6
Selling, general and administrative expenses (2) (3)	(1,668.1)	(1,532.7)	(1,392.4)	(1,177.2)	(1,078.4)
Gain on sale of business	—	—	262.4	—	—
Operating income	2,412.2	2,279.8	2,389.0	1,765.1	1,500.2
Income from unconsolidated investments (4)	2,101.6	487.2	27.3	51.1	21.5
Interest expense	(367.1)	(332.0)	(333.3)	(313.9)	(337.7)
Loss on extinguishment of debt (5)	(1.7)	(97.0)	—	(1.1)	(4.4)
Income before income taxes	4,145.0	2,338.0	2,083.0	1,501.2	1,179.6
Provision for income taxes (6)	(685.9)	(22.7)	(550.3)	(440.6)	(343.4)
Net income	3,459.1	2,315.3	1,532.7	1,060.6	836.2
Net (income) loss attributable to noncontrolling interests	(23.2)	(11.9)	(4.1)	(5.7)	3.1
Net income attributable to CBI	$3,435.9	$2,303.4	$1,528.6	$1,054.9	$839.3

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$18.24	$11.96	$7.76	$5.42	$4.40
Basic – Class B Convertible Common Stock	$16.57	$10.86	$7.04	$4.92	$4.00
Diluted – Class A Common Stock	$17.57	$11.47	$7.49	$5.18	$4.17
Diluted – Class B Convertible Common Stock	$16.21	$10.59	$6.90	$4.79	$3.83

Cash dividends declared per common share:
Class A Common Stock	$2.96	$2.08	$1.60	$1.24	$—
Class B Convertible Common Stock	$2.68	$1.88	$1.44	$1.12	$—

Total assets	$29,231.5	$20,538.7	$18,602.4	$16,965.0	$15,093.0

Long-term debt, including current maturities	$12,825.0	$9,439.9	$8,631.6	$7,672.9	$7,244.1

(1)	In December 2016, we completed the Canadian Divestiture and recognized a gain on sale of business (refer to Note 2 of the Notes to the Financial Statements for additional discussion).

(2)
Includes impairment of intangible assets of $108.0 million, $86.8 million and $46.0 million for the years ended February 28, 2019, February 28, 2018, and February 28, 2017, respectively (refer to Note 7 of the Notes to the Financial Statements for additional discussion).

(3)
Includes a net gain in connection with the sale of our Accolade Wine Investment of $99.8 million for the year ended February 28, 2019 (refer to Note 2 of the Notes to the Financial Statements for additional discussion).

(4)
Includes unrealized net gain from the changes in fair value of the Canopy securities measured at fair value of $1,971.2 million and $464.3 million for the years ended February 28, 2019, and February 28, 2018, respectively (refer to Note 7 of the Notes to the Financial Statements for additional discussion).

(5)
Consists of a make-whole payment of $73.6 million in connection with the early redemption of our April 2012 senior notes and the write-off of debt issuance costs of $23.4 million in connection with prior-to-maturity repayments of various debt obligations for the year ended February 28, 2018 (refer to Note 12 of the Notes to the Financial Statements for additional discussion).

(6)
Includes a provisional net income tax benefit of $351.2 million for the year ended February 28, 2018, associated with the December 2017 enactment of the TCJ Act (refer to Note 13 of the Notes to the Financial Statements for additional discussion).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A, which should be read in conjunction with our Financial Statements, provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. It is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

•	Strategy. This section provides a description of our strategy and a discussion of recent developments, investments, acquisitions and divestitures.

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

•
Critical accounting estimates and policies.    This section identifies those accounting policies that are considered important to our results of operations and financial condition, require significant judgment and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 of the Notes to the Financial Statements.

Effective March 1, 2018, we adopted the FASB amended guidance regarding the recognition of revenue from contracts with customers using the retrospective application method. Accordingly, unless otherwise noted, we have restated net sales, gross profit, operating income, provision for income taxes and net income attributable to CBI for the years ended February 28, 2018, and February 28, 2017. For additional information, refer to Note 1 of the Notes to the Financial Statements.

Overview

We are an international beverage alcohol company with a broad portfolio of consumer-preferred, high-end imported and craft beer brands, and higher-end wine and spirits brands. We are the third-largest producer and marketer of beer for the U.S. market and a leading, higher-end wine company in the U.S. market. We are the largest multi-category supplier (beer, wine and spirits) of beverage alcohol in the U.S., and a leading supplier of wine from New Zealand and Italy to North America.

Our internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and we report our operating results in three segments:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. In the Beer segment, our portfolio consists of high-end imported and craft beer brands. We have an exclusive perpetual brand license to import, market and sell in the U.S. our Mexican beer portfolio. In the Wine and Spirits segment, our portfolio includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations and information technology, as well as our investments in Canopy and those made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our chief operating decision maker’s evaluation of the operating income performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Strategy

Our overall strategy is to drive industry-leading growth and shareholder value by building brands that people love when celebrating big moments or enjoying quiet ones. We position our portfolio to benefit from the consumer-led trend towards premiumization, which we believe will continue to result in faster growth rates in the higher-end of the beer, wine and spirits categories. We focus on developing our expertise in consumer insights and category management as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we focus on targeted acquisitions of, and investments in, businesses that are higher-margin, higher-growth, consumer-led, have a low integration risk and/or fill a gap in our portfolio. We also strive to identify, meet and stay ahead of evolving consumer trends and market dynamics (see “Recent Developments” and “Investments, Acquisitions and Divestitures – Canopy Investments” below).

We strive to strengthen our portfolio of higher-end beer, wine and spirits brands and differentiate ourselves through:

•
leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio and to provide for cross promotional opportunities;

•	strengthening relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;

•	investing in brand building and innovation activities;

•	positioning ourselves for success with consumer-led products that identify, meet and stay ahead of evolving consumer trends and market dynamics;

•	realizing operating efficiencies through expanding and enhancing production capabilities and maximizing asset utilization; and

•	developing employees to enhance performance in the marketplace.

Our business strategy for the Beer segment focuses on leading the high-end segment of the U.S. beer market and includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands, and continued expansion, construction and optimization activities for our Mexico beer operations. Additionally, in an effort to more fully compete in growing sectors of the high-end segment of the U.S. beer market, we’ve made several acquisitions of high-quality, regional craft beer brands and leveraged our innovation capabilities to introduce new brands that align with consumer trends.

In connection with our business strategy for the Beer segment, we have more than tripled the production capacity of our Nava Brewery since its June 2013 acquisition. In addition, construction of the Mexicali Brewery is progressing and we are continuing to invest to expand the Obregon Brewery, which was acquired in December 2016. Expansion, construction and optimization efforts continue under our previously-announced Mexico Beer Expansion Projects (as defined below in “Capital Expenditures”) to align with our anticipated future growth expectations (see “Capital Expenditures” below).

Our business strategy for the Wine and Spirits segment is to build an industry-leading portfolio of higher-end wine and spirits brands. We are investing to meet the evolving needs of consumers; building brands through consumer insights, sensory expertise and innovation; and refreshing existing brands, as we continue to focus on moving our branded wine and spirits portfolio towards a higher-margin, higher-growth portfolio of brands. We dedicate a large share of our sales and marketing resources to our U.S. Focus Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally hold strong positions in their respective price categories. We focus our innovation and investment dollars on those brands within our portfolio which position us to benefit from the consumer-led trend towards premiumization. Additionally, in connection with the Wine and Spirits Transaction, we expect to optimize the value of our wine and spirits portfolio by driving increased focus on our higher-end priority brands to accelerate growth and improve overall operating margins. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

Within our Corporate Operations and Other segment, we complemented our total beverage alcohol strategy in an adjacent category by making investments in Canopy, a world-leading, diversified cannabis company. These investments are consistent with our long-term strategy to identify, meet and stay ahead of evolving consumer trends and market dynamics, and they represent a significant expansion of our strategic relationship to position Canopy as a global leader in cannabis production, branding, intellectual property and retailing.

We remain committed to our long-term financial model of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth, maintain our targeted leverage ratio and pay quarterly cash dividends.

Recent Developments

Wine and Spirits Transaction

In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices and facilities, for approximately $1.7 billion, subject to certain adjustments. The Wine and Spirits Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approval. We expect to use the net cash proceeds from this transaction primarily to reduce outstanding borrowings. We are in the process of developing a plan to eliminate any remaining costs in the Wine and Spirits segment from the brands we are selling and expect to incur a restructuring charge for the first quarter of fiscal 2020. We expect the Wine and Spirits Transaction to close around the end of the first quarter of fiscal 2020. The Wine and Spirits Transaction is consistent with our strategic focus on higher-margin, higher-growth brands.

We are selling approximately $1.3 billion in tangible and intangible assets, excluding goodwill, in connection with the Wine and Spirits Transaction. Selected financial information included in our results of operations for Fiscal 2019 for the portion of the wine and spirits business we expect to sell is as follows:

	Net Sales	Gross Profit	Marketing
(in millions)
Wine and Spirits segment results	$1,106.7	$419.5	$30.5

Canopy Warrants Modification

In April 2019, we agreed to modify the terms of the November 2018 Canopy Warrants and certain other rights. Modification of the November 2018 Canopy Warrants is subject to, among other things, approval by Canopy’s shareholders. These changes are a result of Canopy’s intention to acquire Acreage Holdings, Inc. upon U.S. Federal cannabis legalization, subject to certain conditions. We expect the New November 2018 Canopy Warrants to be accounted for at fair value. If Canopy shareholder approval is received, we expect the modifications to the November 2018 Canopy Warrants will result in a fair value adjustment related to the warrants. Additionally, we expect the fair value of the New November 2018 Canopy Warrants to be volatile in future periods. For additional information regarding the Canopy warrants modification, see Note 10 of the Notes to the Financial Statements.

Investments, Acquisitions and Divestitures

Corporate Operations and Other Segment

Canopy Investments

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

We recognized an unrealized net gain from the changes in fair value of these investments accounted for at fair value in income from unconsolidated investments, as follows:

Date of Investment	Investment	Fiscal 2019	Fiscal 2018
(in millions)
Nov 2017	Common shares (1)	$292.5	$272.3
Nov 2017	Warrants	465.5	192.0
June 2018	Convertible debt securities	55.5	—
Nov 2018	Warrants	1,157.7	—
		$1,971.2	$464.3

(1)
Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018 (refer to Note 10 of the Financial Statements).

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

We expect the fair value of the Canopy investments accounted for at fair value to be volatile in future periods. Equity in earnings (losses) for our Canopy Equity Method Investment are reported in the Corporate Operations and Other segment and are expected to be volatile in future periods. Additionally, since November 1, 2018 we recognize equity in earnings (losses) for our Canopy Equity Method Investment on a two-month lag. Accordingly, we recognized our share of Canopy’s losses from November and December 2018, which was included in Canopy’s third quarter fiscal 2019 results, in our fourth quarter fiscal 2019 results.

As of February 28, 2019, the conversion of Canopy equity securities held by its employees and/or held by other third parties would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest.

As previously noted, these investments are consistent with our long-term strategy to identify, meet and stay ahead of evolving consumer trends and market dynamics, and they represent a significant expansion of our strategic relationship to position Canopy as a global leader in cannabis production, branding, intellectual property and retailing.

Beer Segment

Four Corners Acquisition

In July 2018, we acquired Four Corners, which primarily included the acquisition of operations, goodwill, property, plant and equipment, and trademarks. This acquisition included a portfolio of high-quality, dynamic and bicultural, Texas-based craft beers which further strengthened our position in the high-end segment of the U.S. beer market. The results of operations of Four Corners are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

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

Wine and Spirits Segment

Schrader Cellars Acquisition

In June 2017, we acquired Schrader Cellars, which primarily included the acquisition of goodwill, inventories, trademarks and certain grape supply contracts. This acquisition included a collection of highly-rated, limited-production fine wines which aligned with our strategic focus on higher-end wine and spirits brands and strengthened our position in the fine wine category. The results of operations of Schrader Cellars are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Canadian Divestiture

In December 2016, we sold our Canadian wine business, which included Canadian wine brands such as Jackson-Triggs and Inniskillin, wineries, vineyards, offices, facilities and Wine Rack retail stores, at a transaction value of C$1.03 billion, or $775.1 million. Accordingly, our consolidated results of operations include the results of operations of our Canadian wine business through the date of divestiture. We received cash proceeds of $570.3 million, net of outstanding debt and direct costs to sell. We will continue to export certain of our brands into the Canadian market, which remains our largest export market. This transaction is consistent with our strategic focus on higher-margin, higher-growth brands. We recognized a net gain on the sale of the business in the fourth quarter of fiscal 2017 of $262.4 million.

Selected financial information included in our historical financial statements for Fiscal 2017 that are no longer part of our results after the Canadian Divestiture is as follows:

	Net Sales	Gross Profit	Depreciation and Amortization	Operating Income	Income Before Income Taxes	Cash Flows From Operating Activities
(in millions)
Consolidated results (1)	$311.2	$131.2	$9.1	$49.8	$46.6	$47.2

Wine and Spirits segment results (1)	$311.2	$131.2	$9.1	$50.1

(1)
Amounts have not been adjusted to reflect the adoption of the amended guidance for revenue recognition as the impact is not deemed material. Additionally, the Wine and Spirits segment results do not include the impact of comparable adjustments (see “Comparable Adjustments” below).

Charles Smith Acquisition

In October 2016, we acquired Charles Smith, which primarily included the acquisition of goodwill, trademarks, inventories and certain grape supply contracts. This acquisition included a collection of five super and ultra-premium, high-quality Washington State wine brands with strong consumer affinity and demand. The results of operations of Charles Smith are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

High West Acquisition

In October 2016, we acquired High West, which primarily included the acquisition of operations, goodwill, trademarks, inventories and property, plant and equipment. This acquisition included a portfolio of distinctive, award-winning, fast-growing and higher-end craft whiskeys and other select spirits. The results of operations of High West are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Prisoner Acquisition

In April 2016, we acquired Prisoner, which primarily included the acquisition of goodwill, inventories, trademarks and certain grape supply contracts. This acquisition, which included a portfolio of five higher-margin, fast-growing, super-luxury wine brands, aligned with our strategic focus on higher-end wine and spirits brands and strengthened our position in the super-luxury wine category. The results of operations of Prisoner are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

For additional information on these investments, acquisitions and divestitures, refer to Notes 2, 7 and 10 of the Notes to the Financial Statements.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of acquired brand activity in connection with our more significant acquisitions, consisting of Prisoner, High West and Charles Smith (wine and spirits), and divested brand activity in connection with the Canadian Divestiture (wine and spirits), as appropriate.

Financial Highlights for Fiscal 2019:

•
Our results of operations benefited primarily from continued improvements within the Beer segment, an unrealized net gain from the changes in fair value of our investments in Canopy and a net gain on the sale of the Accolade Wine Investment.

•	Net sales increased 7% primarily due to an increase in Beer net sales driven predominantly by volume growth and a favorable impact from pricing within our Mexican beer portfolio.

•
Operating income increased 6% largely due to the net sales volume growth and favorable impact from pricing within our Mexican beer portfolio. Operating income growth was tempered by planned increases in marketing spend and higher cost of product sold across both the Beer and Wine and Spirits segments.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
(in millions)
Cost of product sold
Accelerated depreciation	$(8.9)	$—	$—
Settlements of undesignated commodity derivative contracts	(8.6)	2.3	23.4
Flow through of inventory step-up	(4.9)	(18.7)	(20.1)
Loss on inventory write-down	(3.3)	(19.1)	—
Net gain on undesignated commodity derivative contracts	1.8	7.4	16.3
Other losses	(6.0)	—	(2.2)
Total cost of product sold	(29.9)	(28.1)	17.4

Selling, general and administrative expenses
Impairment of intangible assets	(108.0)	(86.8)	(37.6)
Net loss on foreign currency derivative contracts associated with acquisition of investment	(32.6)	—	—
Restructuring and other strategic business development costs	(17.1)	(14.0)	(0.9)
Deferred compensation	(16.3)	—	—
Transaction, integration and other acquisition-related costs	(10.2)	(8.1)	(14.2)
Loss on contract termination	—	(59.0)	—
Costs associated with the Canadian Divestiture and related activities	—	(3.2)	(20.4)
Other gains (losses)	10.1	10.5	(2.6)
Total selling, general and administrative expenses	(174.1)	(160.6)	(75.7)

Gain on sale of business	—	—	262.4
Comparable Adjustments, Operating income (loss)	$(204.0)	$(188.7)	$204.1

Income (loss) from unconsolidated investments	$2,084.9	$452.6	$(1.7)

Cost of Product Sold

Accelerated Depreciation

We recognized accelerated depreciation for certain assets primarily in connection with our current multi-year implementation of a new ERP system which is intended to replace our existing operating and financial systems.

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

Loss on Inventory Write-Down

We recognized a loss on the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires (Fiscal 2019 and Fiscal 2018).

Selling, General and Administrative Expenses

Impairment of Intangible Assets

We recognized trademark impairment losses related to our Beer segment’s Ballast Point craft beer trademark asset (Fiscal 2019 and Fiscal 2018) and certain of our Wine and Spirits trademark assets associated with our decision to discontinue certain small-scale, low-margin U.S. brands (Fiscal 2017). See “Costs Associated with the Canadian Divestiture and Related Activities” below for information about an additional impairment of intangible assets recognized in connection with the Canadian Divestiture. For additional information, refer to Note 7 of the Notes to the Financial Statements.

Net Loss on Foreign Currency Derivative Contracts Associated with Acquisition of Investment

We recognized a net loss in connection with the settlement of foreign currency option contracts entered into to fix the U.S. dollar cost of the November 2018 Canopy Transaction.

Restructuring and Other Strategic Business Development Costs

We recognized costs primarily in connection with the development of a program specifically intended to identify opportunities for further streamlining of processes and improving capabilities, linking strategy with execution, prioritizing resources and enabling a new enterprise resource planning system (Fiscal 2019 and Fiscal 2018).

Deferred Compensation

We recognized an adjustment related to prior periods to correct for previously unrecognized deferred compensation costs associated with certain employment agreements.

Transaction, Integration and Other Acquisition-Related Costs

We recognized transaction, integration and other acquisition-related costs in connection with our acquisitions and investments.

Loss on Contract Termination

We recognized a loss in connection with the early termination of a beer glass supply contract with Owens-Illinois, a related-party entity with which we have an equally-owned joint venture which owns and operates a glass production plant located adjacent to our Nava Brewery.

Costs Associated with the Canadian Divestiture and Related Activities

We recognized costs in connection with the evaluation of the merits of executing an initial public offering for a portion of our Canadian wine business (Fiscal 2017) and net costs incurred in connection with the sale of the Canadian wine business (Fiscal 2018 and Fiscal 2017). In addition, in connection with the Canadian Divestiture, we recognized a trademark impairment loss for trademarks associated with certain U.S. brands within our Wine and Spirits portfolio sold exclusively through the Canadian wine business, for which future sales of these brands were expected to be minimal subsequent to the Canadian Divestiture (Fiscal 2017).

Other Gains (Losses)

We recognized gains primarily in connection with the sale of certain non-core assets (Fiscal 2019) and the reduction in estimated fair value of a contingent liability associated with a prior period acquisition (Fiscal 2018).

Gain on Sale of Business

We recognized a net gain on sale of the Canadian wine business.

Income (Loss) from Unconsolidated Investments

We recognized an unrealized net gain from the changes in fair value of our securities measured at fair value (Fiscal 2019 and Fiscal 2018), and a net gain in connection with the sale of our Accolade Wine Investment (Fiscal 2019). For additional information, refer to Notes 2, 7 and 10 of the Notes to the Financial Statements.

Fiscal 2019 Compared to Fiscal 2018

Net Sales

	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
(in millions)
Beer	$5,202.1	$4,660.4	$541.7	12%
Wine and Spirits:
Wine	2,532.5	2,556.3	(23.8)	(1%)
Spirits	381.4	363.6	17.8	5%
Total Wine and Spirits	2,913.9	2,919.9	(6.0)	—%
Consolidated net sales	$8,116.0	$7,580.3	$535.7	7%
Beer Segment

	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$5,202.1	$4,660.4	$541.7	12%

Shipment volume	294.1	268.0		9.7%

Depletion volume (1)				8.8%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.
The increase in Beer net sales is primarily due to (i)  $446.5 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, increased marketing spend and new product introductions, and (ii)  a $102.8 million favorable impact from pricing in select markets within our Mexican beer portfolio. Shipment volume growth outpaced depletion volume growth primarily due to timing. We expect this shipment timing benefit to reverse during Fiscal 2020.

Wine and Spirits Segment

	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,913.9	$2,919.9	$(6.0)	—%

Shipment volume
Total	58.5	59.0		(0.8%)
U.S. Domestic	54.4	54.7		(0.5%)
U.S. Domestic Focus Brands	33.9	33.1		2.4%

Depletion volume (1)
U.S. Domestic				(2.6%)
U.S. Domestic Focus Brands				0.6%
Wine and Spirits net sales remained relatively flat as $21.4 million of lower branded wine and spirits volume and $16.2 million of unfavorable product mix shift were largely offset by a $35.5 million favorable impact from pricing. As noted in the table above, the decline in the U.S. shipment volume was not as unfavorable as the decline in U.S. depletion volume. As U.S. shipment volume should generally be aligned with U.S. depletion volume, we expect this timing difference to reverse primarily in the first quarter of fiscal 2020. As a result, first quarter of fiscal 2020 net sales are expected to decrease 10% as compared with the first quarter of fiscal 2019.

Gross Profit

	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
(in millions)
Beer	$2,830.7	$2,531.2	$299.5	12%
Wine and Spirits	1,279.5	1,309.4	(29.9)	(2%)
Comparable Adjustments	(29.9)	(28.1)	(1.8)	(6%)
Consolidated gross profit	$4,080.3	$3,812.5	$267.8	7%
The increase in Beer is primarily due to $247.2 million of volume growth and the $102.8 million favorable impact from pricing, partially offset by $46.3 million of higher cost of product sold for our Mexican beer business. The higher cost of product sold is predominantly due to $57.8 million of increased transportation costs, partially offset by $17.2 million of foreign currency transactional benefits within our Mexican beer portfolio. The Beer segment also recognized higher operational costs for Fiscal 2019, largely attributable to higher depreciation, brewery maintenance and compensation and benefits; however, these costs were offset by brewery sourcing benefits.

The decrease in Wine and Spirits is largely due to $37.4 million of higher cost of product sold and an unfavorable product mix shift of $26.3 million, partially offset by the $35.5 million favorable impact from pricing. The higher cost of product sold is largely attributable to higher raw material costs, including grape, bulk wine and imported vodka costs, as well as increased transportation costs.

Gross profit as a percent of net sales remained flat for Fiscal 2019 compared to Fiscal 2018 at 50.3%. This was largely due to the higher cost of product sold within both the Beer and Wine and Spirits segments, which resulted in approximately 25 basis points and 20 basis points of rate decline, respectively, partially offset by the favorable impact from Beer pricing in select markets, which contributed approximately 30 basis points of rate growth.

Selling, General and Administrative Expenses

	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
(in millions)
Beer	$787.8	$691.0	$96.8	14%
Wine and Spirits	508.3	515.3	(7.0)	(1%)
Corporate Operations and Other	197.9	165.8	32.1	19%
Comparable Adjustments	174.1	160.6	13.5	8%
Consolidated selling, general and administrative expenses	$1,668.1	$1,532.7	$135.4	9%
The increase in Beer is primarily due to an increase of $63.6 million in marketing spend and $33.7 million in general and administrative expenses. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions. The increase in general and administrative expenses is largely driven by unfavorable foreign currency transaction losses and higher expenses supporting the growth of the business, including compensation and benefits associated primarily with increased headcount and information technology costs.

The decrease in Wine and Spirits is primarily due to a decrease of $18.2 million in general and administrative expenses, partially offset by an increase of $12.0 million in marketing spend. The decrease in general and administrative expenses is largely driven by certain cost savings initiatives. The increase in marketing spend is primarily attributable to planned investment supporting the portfolio.

The increase in Corporate Operations and Other is due to higher general and administrative expenses driven predominantly by an increase of approximately $28 million in compensation and benefits largely attributable to supporting our growth initiatives.

Selling, general and administrative expenses as a percent of net sales increased to 20.6% for Fiscal 2019 as compared with 20.2% for Fiscal 2018. The increase is primarily attributable to the growth in Corporate Operations and Other general and administrative expenses, which resulted in approximately 30 basis points of rate growth.

Operating Income

	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
(in millions)
Beer	$2,042.9	$1,840.2	$202.7	11%
Wine and Spirits	771.2	794.1	(22.9)	(3%)
Corporate Operations and Other	(197.9)	(165.8)	(32.1)	(19%)
Comparable Adjustments	(204.0)	(188.7)	(15.3)	(8%)
Consolidated operating income	$2,412.2	$2,279.8	$132.4	6%
The increase in Beer is primarily attributable to the strong net sales growth, partially offset by the planned increase in marketing spend and the higher cost of product sold. The decrease in Wine and Spirits was driven by the higher cost of product sold and unfavorable product mix shift, partially offset by pricing. As previously discussed, Corporate Operations and Other reduction in operating income is due largely to the higher costs supporting our growth initiatives.

Income from Unconsolidated Investments

Income from unconsolidated investments increased to $2,101.6 million for Fiscal 2019 from $487.2 million for Fiscal 2018, an increase of $1,614.4 million. This increase is driven largely by an unrealized net gain from the changes in fair value of our securities measured at fair value of $1,971.2 million for Fiscal 2019 as compared with an unrealized net gain of $464.3 million recognized for Fiscal 2018. Fiscal 2019 also benefited from a net gain in connection with the sale of our Accolade Wine Investment of $99.8 million.

Interest Expense

Interest expense increased to $367.1 million for Fiscal 2019 from $332.0 million for Fiscal 2018, an increase of $35.1 million, or 11%. This increase is predominately due to higher average borrowings of approximately $2.0 billion. The higher average borrowings are primarily attributable to the significant purchases of treasury stock for Fiscal 2018 and the November 2018 Canopy Transaction.

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

Provision for Income Taxes

Our effective tax rate for Fiscal 2019 was 16.5% as compared with 1.0% for Fiscal 2018 driven primarily by the recognition of a $351.2 million income tax benefit for Fiscal 2018 associated with the enactment of the TCJ Act, which was signed into law on December 22, 2017. For Fiscal 2018, we recognized a provisional net income tax benefit comprised primarily of benefits from (i)  the remeasurement of our deferred tax assets and liabilities to the new, lower federal statutory rate and (ii)  the reversal of deferred tax liabilities previously provided for unremitted earnings of foreign subsidiaries which were not considered to be indefinitely reinvested; partially offset by the recording of the mandatory one-time transition tax on unremitted earnings of our foreign subsidiaries. We completed our analysis of the income tax implications of the TCJ Act for the third quarter of fiscal 2019 and recognized an additional income tax benefit of $37.6 million resulting from a decrease in the mandatory one-time transition tax on unremitted earnings of our foreign subsidiaries.

For additional information, refer to Note 13 of the Notes to the Financial Statements.

We expect our effective tax rate for the next fiscal year to be in the range of 16% to 18%. This includes an estimated impact for (i)  benefits related to the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled, (ii)   lower effective tax rates applicable to our foreign businesses and (iii)  closing of the Wine and Spirits Transaction in accordance with the expected timeline. Since estimates are not currently available, this range does not assume (i)  any future changes in the fair value of our Canopy investments measured at fair value, (ii)  any gain (loss) recognized in connection with the Wine and Spirits Transaction and (iii)  any equity in earnings (losses) from the Canopy Equity Method Investment.

Net Income Attributable to CBI

Net income attributable to CBI increased to $3,435.9 million for Fiscal 2019 from $2,303.4 million for Fiscal 2018, an increase of $1,132.5 million. This increase is largely attributable to the increase in income from unconsolidated investments discussed above. Solid operating performance from Beer contributed an additional $202.7 million of operating income. These increases were partially offset by the higher provision for income taxes discussed above.

Fiscal 2018 Compared to Fiscal 2017

Net Sales

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions)
Beer	$4,660.4	$4,227.3	$433.1	10%
Wine and Spirits:
Wine	2,556.3	2,732.7	(176.4)	(6%)
Spirits	363.6	361.1	2.5	1%
Total Wine and Spirits	2,919.9	3,093.8	(173.9)	(6%)
Consolidated net sales	$7,580.3	$7,321.1	$259.2	4%
Beer Segment

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,660.4	$4,227.3	$433.1	10%

Shipment volume	268.0	246.4		8.8%

Depletion volume (1)				9.8%

(1)
Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data, including acquired brands from the date of acquisition and for the comparable prior year period.

The increase in Beer net sales is primarily due to (i)  the volume growth within our Mexican beer portfolio of $371.4 million, which benefited from continued consumer demand and increased marketing spend, and (ii)  a favorable impact from pricing in select markets within our Mexican beer portfolio of $78.1 million.

Wine and Spirits Segment

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,919.9	$3,093.8	$(173.9)	(6%)

Shipment volume
Total	59.0	69.2		(14.7%)
Organic	58.6	59.3		(1.2%)

U.S. Domestic	54.7	55.0		(0.5%)
Organic U.S. Domestic	54.4	55.0		(1.1%)

U.S. Domestic Focus Brands	33.6	31.8		5.7%
Organic U.S. Domestic Focus Brands	33.4	31.8		5.0%

Depletion volume (1)
U.S. Domestic				0.9%
U.S. Domestic Focus Brands				6.6%
The decrease in Wine and Spirits net sales is due to the Canadian Divestiture of $311.2 million, partially offset by net sales from acquired brands of $50.4 million and organic net sales growth of $86.9 million. The organic growth is due largely to favorable product mix shift of $129.5 million, partially offset by lower branded wine and spirits volume of $39.9 million driven predominantly by brands within our wine and spirits portfolio other than our Focus Brands.

Gross Profit

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions)
Beer	$2,531.2	$2,149.3	$381.9	18%
Wine and Spirits	1,309.4	1,352.3	(42.9)	(3%)
Comparable Adjustments	(28.1)	17.4	(45.5)	NM
Consolidated gross profit	$3,812.5	$3,519.0	$293.5	8%

NM = Not meaningful
The increase in Beer is primarily due to (i)  the volume growth and the favorable impact from pricing in select markets within our Mexican beer portfolio of $190.2 million and $78.1 million, respectively, and (ii)  lower cost of product sold for our Mexican beer business of $140.5 million. The lower cost of product sold is primarily due to operational and foreign currency transactional benefits within our Mexican beer portfolio of $89.6 million and $30.3 million, respectively.

The decrease in Wine and Spirits is due to the Canadian Divestiture of $131.2 million, partially offset by organic gross profit growth of $62.2 million and gross profit from the acquired brands of $26.1 million. The organic growth is due largely to favorable product mix shift of $93.2 million, partially offset by higher branded wine and spirits cost of product sold of $25.9 million.

Gross profit as a percent of net sales increased to 50.3% for Fiscal 2018 compared with 48.1% for Fiscal 2017 primarily due to (i)  lower cost of product sold for the Beer segment, (ii)  the favorable impact from Beer pricing in select markets and (iii)  the favorable Wine and Spirits product mix shift, which contributed approximately 185 basis points, 55 basis points and 40 basis points of rate growth, respectively; partially offset by an unfavorable change in Comparable Adjustments, which resulted in approximately 60 basis points of rate decline.

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

Operating Income

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
(in millions)
Beer	$1,840.2	$1,532.4	$307.8	20%
Wine and Spirits	794.1	792.4	1.7	—%
Corporate Operations and Other	(165.8)	(139.9)	(25.9)	(19%)
Comparable Adjustments	(188.7)	204.1	(392.8)	NM
Consolidated operating income	$2,279.8	$2,389.0	$(109.2)	(5%)
Operating income growth in our Beer segment was driven predominantly by the factors discussed above. Wine and Spirits remained relatively flat as the loss of operating income in connection with the divestiture of the Canadian wine business was offset by the growth factors discussed above.

Income from Unconsolidated Investments

Income from unconsolidated investments increased to $487.2 million for Fiscal 2018 from $27.3 million for Fiscal 2017, an increase of $459.9 million. This increase is driven largely by an unrealized net gain from the changes in fair value of our securities measured at fair value of $464.3 million.

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

Provision for Income Taxes

Our effective tax rate for Fiscal 2018 was 1.0% as compared with 26.4% for Fiscal 2017 driven primarily by the recognition of a $351.2 million income tax benefit for Fiscal 2018 associated with the enactment of the TCJ Act, which was signed into law on December 22, 2017. For Fiscal 2018, we recognized a provisional net income tax benefit comprised primarily of benefits from (i)  the remeasurement of our deferred tax assets and liabilities to the new, lower federal statutory rate and (ii)  the reversal of deferred tax liabilities previously provided for unremitted earnings of foreign subsidiaries which were not considered to be indefinitely reinvested; partially offset by the recording of the mandatory one-time transition tax on unremitted earnings of our foreign subsidiaries.

Our effective tax rate for Fiscal 2018 as compared with Fiscal 2017 was also favorably impacted by:

•	lower effective tax rates applicable to our foreign businesses;

•
the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled in connection with our March 1, 2017, adoption of FASB amended share-based compensation guidance; and

•	the new, lower federal statutory rate of 32.7% associated with the TCJ Act, as compared to the federal statutory rate of 35% in effect for Fiscal 2017.

Net Income Attributable to CBI

Net income attributable to CBI increased to $2,303.4 million for Fiscal 2018 from $1,528.6 million for Fiscal 2017, an increase of $774.8 million. This increase was driven largely by the factors discussed above, including the net unrealized gain from the changes in fair value of our securities measured at fair value of $464.3 million, the net income tax benefit of $351.2 million resulting from the TCJ Act and the strong operating performance for the Beer segment of $307.8 million.

Financial Liquidity and Capital Resources

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock and make strategic investments and acquisitions that we believe will enhance shareholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. Additionally, we have a commercial paper program which we use to fund our short-term borrowing requirements and to maintain our access to the capital markets. We will continue to use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures.

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

In November 2018, we completed the November 2018 Canopy Transaction for C$5,078.7 million, or $3,869.9 million. In addition, we incurred $24.5 million of direct acquisition costs. The aggregate cash paid at closing was financed with (i)  the net proceeds from the issuance of $2,150.0 million aggregate principal amount of October 2018 Senior Notes, (ii)  $1,500.0 million in term loans under the Term Credit Agreement and (iii)  the remainder from proceeds of borrowings under our commercial paper program. Based on our ability to consistently generate strong cash flow from operating activities, we expect to be able to return to our targeted leverage ratio within 24 months following the close of this transaction, while continuing to make appropriate investments in our business that we believe will enhance shareholder value.

In April 2019, we entered into an agreement to sell a portion of our wine and spirits business for approximately $1.7 billion, subject to closing adjustments. We expect to use the net cash proceeds from this transaction primarily to reduce outstanding borrowings.

Cash Flows

	Fiscal 2019	Fiscal 2018	Fiscal 2017
(in millions)
Net cash provided by (used in):
Operating activities	$2,246.3	$1,931.4	$1,696.0
Investing activities	(4,831.8)	(1,423.1)	(1,461.8)
Financing activities	2,593.3	(601.2)	(134.8)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	5.8	(5.1)
Net increase (decrease) in cash and cash equivalents	$3.3	$(87.1)	$94.3

Operating Activities

Fiscal 2019 Compared to Fiscal 2018

The increase in net cash provided by operating activities for Fiscal 2019 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid operating results, including a benefit from decreased inventory levels due to strong shipments in the fourth quarter of fiscal 2019. Additionally, net cash provided by operating activities for Fiscal 2019 benefited from lower income tax payments predominantly due to (i)  the receipt of a federal tax refund for Fiscal 2019 and (ii)  lower federal tax payments resulting from the reduction in the U.S. corporate income tax rate associated with the enactment of the TCJ Act.

Fiscal 2018 Compared to Fiscal 2017

The increase in net cash provided by operating activities for Fiscal 2018 is primarily due to strong cash flow from the Beer segment driven largely by the segment’s strong operating results, partially offset by (i)  the timing of collections for recoverable value-added taxes and (ii)  an increase in cash outflow from accounts payable primarily attributable to the timing of payments. Net cash provided by operating activities also benefited from our March 1, 2017, adoption of the FASB amended share-based compensation guidance, which resulted in the classification of excess tax benefits (resulting from an increase in the fair value of an award from grant date to the vesting or settlement date) as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented prior to March 1, 2017.

Investing Activities

Fiscal 2019 Compared to Fiscal 2018

The increase in net cash used in investing activities for Fiscal 2019 is primarily due to the November 2018 Canopy Transaction. The increase in net cash used in investing activities was partially offset by (i)  lower capital expenditures of $171.3 million, (ii)  proceeds from the May 2018 sale of our Accolade Wine Investment of $110.2 million and (iii)  the lower level of business acquisition activity of $104.5 million.

Fiscal 2018 Compared to Fiscal 2017

The decrease in net cash used in investing activities for Fiscal 2018 is primarily due to the lower level of net business acquisition and divestiture activity of $380.6 million. The decrease in net cash used in investing activities was partially offset by the November 2017 Canopy Investment of $191.3 million and higher capital expenditures of $150.2 million.

Business acquisitions consist primarily of the following:

Fiscal 2019	Fiscal 2018	Fiscal 2017
● Four Corners (July 2018)	● Schrader Cellars (June 2017)	● Prisoner (April 2016)
	● Funky Buddha (August 2017)	● High West (October 2016)
● Charles Smith (October 2016)
● Obregon Brewery (December 2016)

Financing Activities

Fiscal 2019 Compared to Fiscal 2018

The increase in net cash provided by financing activities consists of:

	Fiscal 2019	Fiscal 2018	Dollar Change
(in millions)
Net proceeds from debt, current and long-term, and related activities	$3,605.7	$819.7	$2,786.0
Dividends paid	(557.7)	(400.1)	(157.6)
Purchases of treasury stock	(504.3)	(1,038.5)	534.2
Net cash provided by stock-based compensation activities	49.6	17.7	31.9
Net cash provided by (used in) financing activities	$2,593.3	$(601.2)	$3,194.5

Fiscal 2018 Compared to Fiscal 2017

The increase in net cash used in financing activities consists of:

	Fiscal 2018	Fiscal 2017	Dollar Change
(in millions)
Net proceeds from debt, current and long-term, and related activities	$819.7	$1,176.8	$(357.1)
Dividends paid	(400.1)	(315.1)	(85.0)
Purchases of treasury stock	(1,038.5)	(1,122.7)	84.2
Net cash provided by stock-based compensation activities	17.7	126.2	(108.5)
Net cash used in financing activities	$(601.2)	$(134.8)	$(466.4)

Debt

Total debt outstanding as of February 28, 2019, amounted to $13,616.5 million, an increase of $3,429.8 million from February 28, 2018. This increase was predominately due to the financing of the November 2018 Canopy Transaction, including the issuance of the October 2018 Senior Notes and borrowings under the Term Credit Agreement, partially offset by the conversion of $248.2 million from long-term debt to noncontrolling equity interests associated with the noncash settlement of a prior contractual agreement with our glass production plant joint venture partner.

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

General

The majority of our outstanding borrowings as of February 28, 2019, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2019 to calendar 2048, and variable-rate senior unsecured term loan facilities under our 2018 Credit Agreement and Term Credit Agreement, with maturities ranging from calendar 2021 to calendar 2024.

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

We do not have purchase commitments from buyers for our commercial paper and, therefore, our ability to issue commercial paper is subject to market demand. If the commercial paper market is not available to us for any reason when outstanding commercial paper borrowings mature, we will utilize unused commitments under our revolving credit facility under our 2018 Credit Agreement to repay commercial paper borrowings. We do not expect that fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility under our 2018 Credit Agreement.

We had the following borrowing capacity available under our 2018 Credit Agreement:

	Remaining Borrowing Capacity
	February 28, 2019	April 17, 2019
(in millions)
Revolving Credit Facility (1)	$1,196.7	$1,176.8

(1)	Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2018 Credit Agreement and outstanding borrowings under our commercial paper program.

The financial institutions participating in our 2018 Credit Agreement have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

We and our subsidiaries are subject to covenants that are contained in the 2018 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in the 2018 Credit Agreement. As of February 28, 2019, under the 2018 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 5.25x.

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

As of February 28, 2019, we were in compliance with all of our covenants under the 2018 Credit Agreement, the Term Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of the Notes to the Financial Statements.

Common Stock Dividends

On April 3, 2019, our Board of Directors declared a quarterly cash dividend of $0.75 per share of Class A Common Stock, $0.68 per share of Class B Convertible Common Stock and $0.68 per share of Class 1 Common Stock payable on May 24, 2019, to stockholders of record of each class on May 10, 2019. We expect to return approximately $567 million to stockholders in Fiscal 2020 through cash dividends.

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

As of February 28, 2019, total shares repurchased under this authorization are as follows:

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

For additional information, refer to Note 16 of the Notes to the Financial Statements.

Contractual Obligations and Commitments

The following table sets forth information about our contractual obligations outstanding at February 28, 2019. It brings together data for easy reference from our balance sheet and Notes to the Financial Statements. For a detailed discussion of the items noted in the following table, refer to Notes 11, 12, 13, 14 and 15 of the Notes to the Financial Statements.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Short-term borrowings	$791.5	$791.5	$—	$—	$—
Long-term debt (excluding unamortized debt issuance costs and unamortized discounts)	12,910.1	1,067.4	2,474.6	3,699.3	5,668.8
Interest payments on long-term debt (1)	4,197.0	477.8	853.4	635.7	2,230.1
Operating leases	559.5	59.0	109.3	89.1	302.1
Other long-term liabilities (2)	284.2	58.1	68.1	69.8	88.2
Purchase obligations (3)	7,194.2	1,568.7	2,591.6	1,568.9	1,465.0
Total contractual obligations	$25,936.5	$4,022.5	$6,097.0	$6,062.8	$9,754.2

(1)
Interest rates on long-term debt obligations range from 2.0% to 5.3% as of February 28, 2019. Interest payments on long-term debt do not include interest related to capital lease obligations, which represent approximately 0.2% of our total long-term debt, as amounts are not material.

(2)
Includes $36.3 million associated with expected payments for unrecognized tax benefit liabilities as of February 28, 2019, $0.3 million of which is expected to be paid in the less than one year period. The payments are reflected in the period in which we believe they will ultimately be settled based on our experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $188.0 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 13 of the Notes to the Financial Statements.

(3)
Consists primarily of $5,955.1 million for contracts to purchase certain raw materials and supplies over the next sixteen fiscal years and $649.8 million for contracts to purchase equipment and services over the next three fiscal years. For a detailed discussion of our purchase obligations, refer to Note 15 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Expenditures

During Fiscal 2019, we incurred $886.3 million for capital expenditures, including $720.0 million for the Beer segment primarily for (i)  our Nava Brewery and glass production plant expansions, (ii)  our Obregon Brewery optimization and expansion and (iii)  our Mexicali Brewery construction (collectively, the “Mexico Beer Expansion Projects”). Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. We plan to spend from $800.0 million to $900.0 million for capital expenditures for Fiscal 2020, including approximately $750.0 million for the Beer segment associated primarily with the Mexico Beer Expansion Projects. The remaining Fiscal 2020 capital expenditures consist of improvements of existing operating facilities and replacements of existing equipment and/or buildings. The Mexico Beer Expansion Projects are expected to be completed over the next four fiscal years.

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

Critical Accounting Estimates and Policies

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

amortization, (ii)  intangible assets with indefinite lives not subject to amortization and (iii)  goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment or change in useful life might exist. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the reporting unit is generally calculated based on an income approach using the discounted cash flow method supplemented by the market approach. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment will be recognized. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of the goodwill. Our reporting units with goodwill include the Beer segment and the Wine and Spirits segment. In estimating the fair value of the reporting units, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to recognize an impairment loss for these assets. The recognition of any resulting impairment loss could have a material adverse impact on our financial statements.

In the fourth quarter of fiscal 2019, we performed our annual goodwill impairment analysis using the qualitative assessment. Our decision to utilize the qualitative assessment was based primarily on the significant amount of excess fair value over the carrying amount of goodwill for our reporting units noted in the prior year assessment. As part of the qualitative assessment, we first identified the key drivers of fair value used in the prior year valuations for each of the reporting units noting that the most significant assumptions used in the discounted cash flow calculations were: (i)  the discount rate, (ii)  the expected long-term growth rate and (iii)  the annual cash flow projections. We then evaluated whether those drivers had subsequently been affected by events and circumstances that could have positive, negative or neutral impacts on the valuation inputs. No indication of impairment was noted for either of our reporting units; therefore, no quantitative assessment was performed. For Fiscal 2018 and Fiscal 2017, as a result of our annual goodwill impairment analyses, we concluded that there were no indications of impairment for either of our reporting units.

We performed sensitivity analyses on our qualitative assessment for each reporting unit, by updating the reporting unit’s carrying value for all assets and liabilities, as well as prior year’s estimated fair value, using actual reporting unit operating results for Fiscal 2019, with any forecast versus actual variances carried through estimated future periods. These analyses further supported our qualitative conclusion of no indication of impairment for either of our reporting units.
Our other intangible assets consist primarily of customer relationships and trademarks obtained through business acquisitions. Customer relationships are amortized over their estimated useful lives. The trademarks that were determined to have indefinite useful lives are not amortized. The guidance for indefinite lived intangible asset impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite lived intangible asset is impaired or to proceed directly to performing the quantitative impairment test. Under the quantitative assessment, our trademarks are evaluated for impairment by comparing the carrying value of the trademarks to their estimated fair value. The estimated fair value of trademarks is calculated based on an income approach using the relief from royalty method. The estimate of fair value is then compared to the carrying value of each trademark. If the estimated fair value is less than the carrying value of the trademark, then an impairment charge is recognized to reduce the carrying value of the trademark to its estimated fair value. In estimating the fair value of the trademarks, management must make assumptions and projections regarding future cash flows based upon future revenues and other factors. The assumptions used in the estimate of fair value are consistent with historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to recognize an impairment loss for these assets. The recognition of any resulting impairment loss could have a material adverse impact on our financial statements.

In the fourth quarter of fiscal 2019, we performed our annual indefinite lived intangible asset impairment analysis utilizing the qualitative assessment for our import beer, total wine and total spirits trademark assets and the quantitative assessment for the Ballast Point and Funky Buddha trademark assets. Our decision to utilize the qualitative assessment for the import beer, total wine and total spirits trademark assets was based primarily on the significant amount of excess fair value over the carrying amount for the trademark assets noted in the prior year assessment. No indication of impairment was noted for any of the trademark assets tested under the qualitative assessment. As the aforementioned more likely than not criteria was not met, no quantitative assessment was performed. Additionally, under the quantitative assessment, no indication of impairment was noted for the Funky Buddha trademark asset.

For the fourth quarter of fiscal 2019, the Beer segment’s Ballast Point business recognized a trademark impairment loss of $108.0 million in connection with certain continuing negative trends within its craft beer portfolio and a change in strategy for this portfolio focused on improving profitability by rationalizing the number of product offerings while targeting distribution growth in select strategic markets. In the first quarter of fiscal 2018, the Beer segment’s Ballast Point business recognized a trademark impairment loss of $86.8 million in connection with certain negative trends within its craft beer portfolio. In the fourth quarter of fiscal 2017, the Wine and Spirits’ U.S. business recognized a trademark impairment loss of $37.6 million in connection with our decision to discontinue certain small-scale, low-margin U.S. brands. Additionally, in the fourth quarter of fiscal 2017, the Wine and Spirits’ U.S. business recognized a trademark impairment loss of $8.4 million in connection with certain U.S. brands sold exclusively through the Canadian wine business, for which we expect future sales of these brands to be minimal subsequent to the Canadian Divestiture (refer to Note 7 of the Notes to the Financial Statements for further discussion).

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with impairment testing are:  (i)  the estimated royalty rate, (ii)  the discount rate, (iii)  the expected long-term growth rate and (iv)  the annual revenue projections. As of January 1, 2019, if we used a royalty rate that was 50 basis points lower or used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual revenue projections that were 100 basis points lower in our impairment testing of the Funky Buddha trademark, then each change individually would not have resulted in its carrying value exceeding its estimated fair value.

•
Accounting for income taxes. We estimate our deferred tax assets and liabilities, income taxes payable, provision for income taxes and unrecognized tax benefit liabilities based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of various items of income and expense, interpretation of tax laws and tax planning strategies. We are subject to income taxes in Canada, Luxembourg, Mexico, Switzerland, the U.S. and other jurisdictions. We are regularly audited by federal, state and foreign tax authorities, but a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefit liabilities, is audited and finally resolved.

We believe that all tax positions are fully supported. However, we recognize tax assets and liabilities in accordance with the FASB guidance for income tax accounting. Accordingly, we recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. We measure and recognize the tax benefit from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. In addition, changes in existing tax laws or rates could significantly change our current estimate of our unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Changes in current estimates, if significant, could have a material adverse impact on our financial statements.

We recognize our deferred tax assets and liabilities based upon the expected future tax outcome of amounts recognized in our results of operations. If necessary, we recognize a valuation allowance on deferred tax assets when it is more likely than not that they will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. The realization of deferred tax assets is evaluated by jurisdiction and the realizability of these assets can vary based on the character of the tax attribute and the carryforward periods specific to each jurisdiction. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize our existing deferred tax assets, net of valuation allowances. Changes in the realizability of our deferred tax assets will be reflected in our effective tax rate in the period in which they are determined.

Accounting Guidance

Accounting guidance adopted for Fiscal 2019 did not have a material impact on our consolidated financial statements. For additional information on recently adopted accounting guidance and accounting guidance not yet adopted, refer to Note 1 in the Notes to the Financial Statements.

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

Foreign Currency and Commodity Price Risk

Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or investments outside the U.S. As of February 28, 2019, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 80% of our balance sheet exposures and forecasted transactional exposures for the year ending February 29, 2020, were hedged as of February 28, 2019.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 28, 2019, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, natural gas and wheat prices. Approximately 75% of our forecasted transactional exposures for the year ending February 29, 2020, were hedged as of February 28, 2019.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
(in millions)
Foreign currency contracts	$2,039.6	$1,906.0	$22.5	$20.4	$(166.5)	$(107.1)
Commodity derivative contracts	$284.7	$177.5	$(2.9)	$3.5	$24.4	$(15.0)
Interest Rate Risk

The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt. As of February 28, 2019, and February 28, 2018, we had no interest rate swap contracts outstanding.

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

	Aggregate Notional Value		Fair Value		Decrease in Fair Value – Hypothetical 1% Rate Increase
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
(in millions)
Fixed interest rate debt	$10,278.9	$8,787.5	$10,098.5	$8,682.9	$(591.0)	$(524.3)
Variable interest rate debt	$3,422.7	$1,476.1	$3,461.9	$1,460.7	$(88.0)	$(29.6)

Equity Price Risk

The estimated fair value of our investments in the Canopy warrants and the Canopy convertible debt securities are subject to equity price risk, interest rate risk, credit risk and foreign currency risk. These investments are recognized at fair value utilizing various option-pricing models and have the potential to fluctuate from, among other items, changes in the quoted market price of the underlying equity security. We manage our equity price risk exposure by closely monitoring the financial condition, performance and outlook of Canopy Growth Corporation.

As of February 28, 2019, the fair value of our investments in the Canopy warrants and the Canopy convertible debt securities was $3,234.7 million, with an unrealized net gain on these investments of $1,678.7 million recognized in our results of operations for the year ended February 28, 2019. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of February 28, 2019, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $438.3 million.

For additional discussion on our market risk, refer to Notes 6 and 7 of the Notes to the Financial Statements.

Item 8. Financial Statements and Supplementary Data.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2019

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2019.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Constellation Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated April 23, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
April 23, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 23, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Rochester, New York
April 23, 2019

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	February 28, 2019	February 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$93.6	$90.3
Accounts receivable	846.9	776.2
Inventories	2,130.4	2,084.0
Prepaid expenses and other	613.1	523.5
Total current assets	3,684.0	3,474.0
Property, plant and equipment	5,267.3	4,789.7
Goodwill	8,088.8	8,083.1
Intangible assets	3,198.1	3,304.8
Equity method investments	3,465.6	121.5
Securities measured at fair value	3,234.7	672.2
Deferred income taxes	2,183.3	—
Other assets	109.7	93.4
Total assets	$29,231.5	$20,538.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$791.5	$746.8
Current maturities of long-term debt	1,065.2	22.3
Accounts payable	616.7	592.2
Other accrued expenses and liabilities	690.4	678.3
Total current liabilities	3,163.8	2,039.6
Long-term debt, less current maturities	11,759.8	9,417.6
Deferred income taxes and other liabilities	1,470.7	1,089.8
Total liabilities	16,394.3	12,547.0
Commitments and contingencies (Note 15)
CBI stockholders’ equity:
Preferred Stock, $.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 185,740,178 shares and 258,718,356 shares, respectively	1.9	2.6
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,322,419 shares and 28,335,387 shares, respectively	0.3	0.3
Class 1 Common Stock, $.01 par value – Authorized, 25,000,000 shares; Issued, 1,149,624 shares and 1,970 shares, respectively	—	—
Additional paid-in capital	1,410.8	2,825.3
Retained earnings	14,276.2	9,157.2
Accumulated other comprehensive loss	(353.9)	(202.9)
	15,335.3	11,782.5
Less: Treasury stock –
Class A Common Stock, at cost, 18,927,966 shares and 90,743,239 shares, respectively	(2,782.1)	(3,805.2)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,784.3)	(3,807.4)
Total CBI stockholders’ equity	12,551.0	7,975.1
Noncontrolling interests	286.2	16.6
Total stockholders’ equity	12,837.2	7,991.7
Total liabilities and stockholders’ equity	$29,231.5	$20,538.7
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, except per share data)

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Sales	$8,884.3	$8,322.1	$8,051.2
Excise taxes	(768.3)	(741.8)	(730.1)
Net sales	8,116.0	7,580.3	7,321.1
Cost of product sold	(4,035.7)	(3,767.8)	(3,802.1)
Gross profit	4,080.3	3,812.5	3,519.0
Selling, general and administrative expenses	(1,668.1)	(1,532.7)	(1,392.4)
Gain on sale of business	—	—	262.4
Operating income	2,412.2	2,279.8	2,389.0
Income from unconsolidated investments	2,101.6	487.2	27.3
Interest expense	(367.1)	(332.0)	(333.3)
Loss on extinguishment of debt	(1.7)	(97.0)	—
Income before income taxes	4,145.0	2,338.0	2,083.0
Provision for income taxes	(685.9)	(22.7)	(550.3)
Net income	3,459.1	2,315.3	1,532.7
Net income attributable to noncontrolling interests	(23.2)	(11.9)	(4.1)
Net income attributable to CBI	$3,435.9	$2,303.4	$1,528.6

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$18.24	$11.96	$7.76
Basic – Class B Convertible Common Stock	$16.57	$10.86	$7.04

Diluted – Class A Common Stock	$17.57	$11.47	$7.49
Diluted – Class B Convertible Common Stock	$16.21	$10.59	$6.90

Weighted average common shares outstanding:
Basic – Class A Common Stock	167.249	171.457	175.934
Basic – Class B Convertible Common Stock	23.321	23.336	23.353

Diluted – Class A Common Stock	195.532	200.745	204.099
Diluted – Class B Convertible Common Stock	23.321	23.336	23.353

Cash dividends declared per common share:
Class A Common Stock	$2.96	$2.08	$1.60
Class B Convertible Common Stock	$2.68	$1.88	$1.44

Comprehensive income:
Net income	$3,459.1	$2,315.3	$1,532.7
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	(196.8)	153.8	22.1
Unrealized gain on cash flow hedges	11.4	55.5	7.8
Unrealized gain (loss) on available-for-sale debt securities	2.5	(0.2)	0.5
Pension/postretirement adjustments	0.5	(1.1)	11.6
Share of other comprehensive income of equity method investments	29.6	—	—
Other comprehensive income (loss), net of income tax effect	(152.8)	208.0	42.0
Comprehensive income	3,306.3	2,523.3	1,574.7
Comprehensive (income) loss attributable to noncontrolling interests	(21.4)	(23.0)	6.6
Comprehensive income attributable to CBI	$3,284.9	$2,500.3	$1,581.3
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 29, 2016	$2.6	$0.3	$2,589.0	$6,090.5	$(452.5)	$(1,670.3)	$132.2	$6,691.8
Cumulative effect of change in accounting principle	—	—	—	(49.0)	—	—	—	(49.0)
Comprehensive income:
Net income	—	—	—	1,528.6	—	—	4.1	1,532.7
Other comprehensive income (loss), net of income tax effect	—	—	—	—	52.7	—	(10.7)	42.0
Comprehensive income								1,574.7
Repurchase of shares	—	—	—	—	—	(1,122.7)	—	(1,122.7)
Dividends declared	—	—	—	(315.6)	—	—	—	(315.6)
Conversion of noncontrolling equity interests to long-term debt	—	—	—	—	—	—	(132.0)	(132.0)
Shares issued under equity compensation plans	—	—	(20.1)	—	—	15.3	—	(4.8)
Stock-based compensation	—	—	55.5	—	—	—	—	55.5
Tax benefit on stock-based compensation	—	—	131.4	—	—	—	—	131.4
Balance at February 28, 2017	2.6	0.3	2,755.8	7,254.5	(399.8)	(2,777.7)	(6.4)	6,829.3
Comprehensive income:
Net income	—	—	—	2,303.4	—	—	11.9	2,315.3
Other comprehensive income, net of income tax effect	—	—	—	—	196.9	—	11.1	208.0
Comprehensive income								2,523.3
Repurchase of shares	—	—	—	—	—	(1,038.5)	—	(1,038.5)
Dividends declared	—	—	—	(400.7)	—	—	—	(400.7)
Shares issued under equity compensation plans	—	—	8.3	—	—	8.8	—	17.1
Stock-based compensation	—	—	61.2	—	—	—	—	61.2
Balance at February 28, 2018	2.6	0.3	2,825.3	9,157.2	(202.9)	(3,807.4)	16.6	7,991.7
Cumulative effect of change in accounting principle	—	—	—	2,242.0	—	—	—	2,242.0
Comprehensive income:
Net income	—	—	—	3,435.9	—	—	23.2	3,459.1
Other comprehensive loss, net of income tax effect	—	—	—	—	(151.0)	—	(1.8)	(152.8)
Comprehensive income								3,306.3
Retirement of treasury shares	(0.7)	—	(1,522.3)	—	—	1,523.0	—	—
Repurchase of shares	—	—	—	—	—	(504.3)	—	(504.3)
Dividends declared	—	—	—	(558.9)	—	—	—	(558.9)
Conversion of long-term debt to noncontrolling equity interest	—	—	—	—	—	—	248.2	248.2
Shares issued under equity compensation plans	—	—	45.2	—	—	4.4	—	49.6
Stock-based compensation	—	—	62.6	—	—	—	—	62.6
Balance at February 28, 2019	$1.9	$0.3	$1,410.8	$14,276.2	$(353.9)	$(2,784.3)	$286.2	$12,837.2
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net income	$3,459.1	$2,315.3	$1,532.7

Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized net gain on securities measured at fair value	(1,971.2)	(464.3)	—
Net gain on sale of unconsolidated investment	(99.8)	—	—
Net income tax benefit related to the Tax Cuts and Jobs Act	(37.6)	(351.2)	—
Deferred tax provision	426.9	113.8	124.8
Depreciation	333.1	293.8	237.5
Impairment and amortization of intangible assets	114.0	92.7	56.4
Stock-based compensation	64.1	60.9	56.1
Amortization of debt issuance costs and loss on extinguishment of debt	29.4	108.7	12.7
Gain on sale of business	—	—	(262.4)
Loss on contract termination	—	59.0	—
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(71.9)	(34.1)	(49.4)
Inventories	(61.9)	(123.8)	(151.0)
Prepaid expenses and other current assets	(103.0)	(111.5)	(71.6)
Accounts payable	21.4	12.8	115.9
Other accrued expenses and liabilities	(22.1)	(66.8)	132.6
Other	165.8	26.1	(38.3)
Total adjustments	(1,212.8)	(383.9)	163.3
Net cash provided by operating activities	2,246.3	1,931.4	1,696.0

Cash flows from investing activities:
Investments in equity method investees and securities	(4,081.5)	(210.9)	(17.1)
Purchases of property, plant and equipment	(886.3)	(1,057.6)	(907.4)
Purchases of businesses, net of cash acquired	(45.6)	(150.1)	(1,111.0)
Proceeds from sale of unconsolidated investment	110.2	—	—
Proceeds from sales of assets	72.3	5.9	2.1
Proceeds from (payments related to) sale of business	—	(5.0)	575.3
Other investing activities	(0.9)	(5.4)	(3.7)
Net cash used in investing activities	(4,831.8)	(1,423.1)	(1,461.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,657.6	7,933.4	1,965.6
Proceeds from shares issued under equity compensation plans	63.2	49.4	59.7
Net proceeds from short-term borrowings	45.5	137.2	197.1
Dividends paid	(557.7)	(400.1)	(315.1)
Purchases of treasury stock	(504.3)	(1,038.5)	(1,122.7)
Principal payments of long-term debt	(62.8)	(7,128.7)	(971.8)
Payments of debt issuance, debt extinguishment and other financing costs	(34.6)	(122.2)	(14.1)
Payments of minimum tax withholdings on stock-based payment awards	(13.6)	(31.7)	(64.9)
Excess tax benefits from stock-based payment awards	—	—	131.4
Net cash provided by (used in) financing activities	2,593.3	(601.2)	(134.8)

Effect of exchange rate changes on cash and cash equivalents	(4.5)	5.8	(5.1)

Net increase (decrease) in cash and cash equivalents	3.3	(87.1)	94.3
Cash and cash equivalents, beginning of year	90.3	177.4	83.1
Cash and cash equivalents, end of year	$93.6	$90.3	$177.4

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest, net of interest capitalized	$324.8	$322.2	$300.4
Income taxes, net of refunds received	$186.2	$238.6	$219.6

Noncash investing and financing activities:
Additions to property, plant and equipment	$141.7	$170.0	$190.3
Conversion of long-term debt to noncontrolling equity interest	$248.2	$—	$—
Conversion of noncontrolling equity interest to long-term debt	$—	$—	$132.0
The accompanying notes are an integral part of these statements.

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2019

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of business –
Constellation Brands, Inc. and its subsidiaries operate primarily in the beverage alcohol industry. Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We are an international beverage alcohol company with a broad portfolio of consumer-preferred, high-end imported and craft beer brands, and higher-end wine and spirits brands.

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

Equity method investments:
If we are not required to consolidate our investment in another entity, we use the equity method when we (i)  can exercise significant influence over the other entity and (ii)  hold common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, plus or minus our equity in the increases and decreases in the investee’s net assets after the date of acquisition. We monitor our equity method investments for factors indicating other-than-temporary impairment. Dividends received from the investee reduce the carrying amount of the investment.

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
Effective March 1, 2018, we adopted the FASB amended guidance regarding the recognition of revenue from contracts with customers using the retrospective application method (see “Recently adopted accounting guidance – Revenue recognition” below for impacts of adoption). Our revenue (referred to in our financial statements as “sales”) consists primarily of the sale of beer, wine and spirits domestically in the U.S. Sales of products are for cash or otherwise agreed-upon credit terms. Our payment terms vary by location and customer, however, the time period between when revenue is recognized and when payment is due is not significant. Our customers consist primarily of wholesale distributors. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution and shipping terms. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. Amounts billed to customers for shipping and handling are included in sales.

As noted, the majority of our revenues are generated from the domestic sale of beer, wine and spirits to wholesale distributors in the U.S. Our other revenue generating activities include the export of certain of our products to select international markets, as well as the sale of our products through state alcohol beverage control agencies and on-premise, retail locations in certain markets. We have evaluated these other revenue generating activities under the disaggregation disclosure criteria outlined within the amended guidance and concluded that these other revenue generating activities are immaterial for separate disclosure. See Note 22 for disclosure of net sales by product type.

Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons and rebates. This variable consideration is recognized as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. For example, customer promotional discount programs are entered into with certain distributors for certain periods of time. The amount ultimately reimbursed to distributors is determined based upon agreed-upon promotional discounts which are applied to distributors’ sales to retailers. Other common forms of variable consideration include volume rebates for meeting established sales targets, and coupons and mail-in rebates offered to the end consumer. The determination of the reduction of the transaction price for variable consideration requires that we make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recognized. We estimate this variable consideration by taking into account factors such as the nature of the promotional activity, historical information and current trends, availability of actual results and expectations of customer and consumer behavior.

Excise taxes remitted to tax authorities are government-imposed excise taxes on our beverage alcohol products. Excise taxes are shown on a separate line item as a reduction of sales and are recognized in our results of operations when the related product sale is recognized. Excise taxes are recognized as a current liability in other accrued expenses and liabilities, with the liability subsequently reduced when the taxes are remitted to the tax authority.

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

Selling, general and administrative expenses:
The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are included in cost of product sold. We expense advertising costs as incurred, shown or distributed. Advertising expense for the years ended February 28, 2019, February 28, 2018, and February 28, 2017, was $700.8 million, $615.7 million and $552.8 million, respectively.

Foreign currency translation:
The functional currency of our foreign subsidiaries is generally the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recognized as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”). Gains or losses resulting from foreign currency denominated transactions are included in selling, general and administrative expenses.

Cash and cash equivalents:
Cash equivalents consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value.

Fair value of financial instruments:
We calculate the estimated fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, we use standard pricing models for various types of financial instruments (such as forwards, options, swaps and convertible debt) which take into account the present value of estimated future cash flows (see Note 7).

Derivative instruments:
We enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates, commodity prices and interest rates. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize all derivatives as either assets or liabilities and measure those instruments at estimated fair value (see Note 6 and Note 7). We present our derivative positions gross on our balance sheets.

Effective March 1, 2018, we adopted FASB guidance which amends, among other items, the requirement to separately measure and report hedge ineffectiveness for outstanding cash flow hedges. Accordingly, the entire change in the fair value of outstanding cash flow hedges is deferred in stockholders’ equity as a component of AOCI prospectively from the date of adoption. For the years ended February 28, 2018, and February 28, 2017, changes in fair values of outstanding cash flow hedges deferred in stockholders’ equity as a component of AOCI consisted only of amounts deemed effective, with ineffectiveness associated for these derivative instruments recognized immediately in our results of operations for the applicable period. For all periods presented herein, gains or losses deferred in stockholders’ equity as a component of AOCI are recognized in our results of operations in the same period in which the hedged items are recognized and on the same financial statement line item as the hedged items.

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

Bulk wine inventories are included as in-process inventories within current assets, in accordance with the general practices of the wine industry, although a portion of such inventories may be aged for periods greater than one year. A substantial portion of barreled whiskey and brandy will not be sold within one year because of the duration of the aging process. All barreled whiskey and brandy are classified as in-process inventories and are included in current assets, in accordance with industry practice. Warehousing, insurance, value added taxes and other carrying charges applicable to barreled whiskey and brandy held for aging are included in inventory costs.

We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.

Property, plant and equipment:
Property, plant and equipment is stated at cost. Major additions and improvements are recognized as an increase to the property accounts, while maintenance and repairs are expensed as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the balance sheet accounts at the time of disposal and resulting gains and losses are included as a component of operating income.

Depreciation:
Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years
Land improvements	15 to 32
Vineyards	16 to 26
Buildings and improvements	10 to 50
Machinery and equipment	3 to 35
Motor vehicles	3 to 8
Goodwill and other intangible assets:
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We review our goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use January 1 as our annual impairment test measurement date. Indefinite lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily customer relationships, are amortized over their estimated useful lives and are subject to review for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Note 9 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.

Indemnification liabilities:
We have indemnified respective parties against certain liabilities that may arise in connection with certain acquisitions and divestitures. Indemnification liabilities are recognized when probable and estimable and included in deferred income taxes and other liabilities (see Note 15).

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

We use the two-class method for the computation and presentation of net income per common share attributable to CBI (hereafter referred to as “net income per common share”) (see Note 18). The two-class method is an earnings allocation formula that calculates basic and diluted net income per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, Class A Common Stock is assumed to receive a ten percent greater participation in undistributed earnings than Class B Convertible Common Stock, in accordance with the respective minimum dividend rights of each class of stock.

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

Stock-based employee compensation:
We have two stock-based employee compensation plans (see Note 17). We apply grant date fair-value-based measurement methods in accounting for our stock-based payment arrangements and recognize all costs resulting from stock-based payment transactions, net of expected forfeitures, ratably over the requisite service period. Stock-based awards are subject to specific vesting conditions, generally time vesting, or upon retirement, disability or death of the employee (as defined by the plan), if earlier. For awards granted to retirement-eligible employees, we recognize compensation expense ratably over the period from the date of grant to the date of retirement-eligibility.

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

We adopted this guidance on March 1, 2018, using the retrospective application method to allow for comparable reporting in all periods throughout the year ending February 28, 2019. Based on our analysis, we concluded that the adoption of the amended guidance did not have a material impact on our net sales recognition. However, the broad definition of variable consideration under this guidance requires us to estimate and recognize certain variable payments resulting from various sales incentives earlier than we have historically recognized them. This change in the timing of when we recognize sales incentives resulted in a shift in net sales recognition primarily between our fiscal quarters. Under the retrospective application method, we recognized the cumulative effect of adopting this guidance in the first quarter of fiscal 2019 with a reduction to our March 1, 2016, opening retained earnings of $49.0 million, net of income tax effect, with an offsetting increase to current accrued promotion expense and the recognition of a deferred tax asset to align the timing of when we recognize sales incentive expense and when we recognize revenue.

The effects of the retrospective application method on our consolidated financial statements for the periods presented in this report are as follows:

	As Previously Reported	Revenue Recognition Adjustments	As Adjusted
(in millions)
Consolidated Balance Sheet at February 28, 2018
Other accrued expenses and liabilities	$583.4	$94.9	$678.3
Total current liabilities	$1,944.7	$94.9	$2,039.6
Deferred income taxes and other liabilities (including deferred income taxes – as previously reported, $718.3 million; as adjusted, $694.4 million)	$1,113.7	$(23.9)	$1,089.8
Total liabilities	$12,476.0	$71.0	$12,547.0
Retained earnings	$9,228.2	$(71.0)	$9,157.2
Total stockholders’ equity	$8,062.7	$(71.0)	$7,991.7

	For the Year Ended February 28, 2018			For the Year Ended February 28, 2017
	As Previously Reported	Revenue Recognition Adjustments	As Adjusted	As Previously Reported	Revenue Recognition Adjustments	As Adjusted
(in millions, except per share data)
Consolidated Statements of Comprehensive Income
Sales	$8,326.8	$(4.7)	$8,322.1	$8,061.6	$(10.4)	$8,051.2
Net sales	$7,585.0	$(4.7)	$7,580.3	$7,331.5	$(10.4)	$7,321.1
Gross profit	$3,817.2	$(4.7)	$3,812.5	$3,529.4	$(10.4)	$3,519.0
Operating income	$2,284.5	$(4.7)	$2,279.8	$2,399.4	$(10.4)	$2,389.0
Income before income taxes	$2,342.7	$(4.7)	$2,338.0	$2,093.4	$(10.4)	$2,083.0
Provision for income taxes	$(11.9)	$(10.8)	$(22.7)	$(554.2)	$3.9	$(550.3)
Net income	$2,330.8	$(15.5)	$2,315.3	$1,539.2	$(6.5)	$1,532.7
Net income attributable to CBI	$2,318.9	$(15.5)	$2,303.4	$1,535.1	$(6.5)	$1,528.6
Comprehensive income attributable to CBI	$2,515.8	$(15.5)	$2,500.3	$1,587.8	$(6.5)	$1,581.3

Net income per common share attributable to CBI:
Basic – Class A Common Stock	$12.04	$(0.08)	$11.96	$7.79	$(0.03)	$7.76
Basic – Class B Convertible Common Stock	$10.93	$(0.07)	$10.86	$7.07	$(0.03)	$7.04

Diluted – Class A Common Stock	$11.55	$(0.08)	$11.47	$7.52	$(0.03)	$7.49
Diluted – Class B Convertible Common Stock	$10.66	$(0.07)	$10.59	$6.93	$(0.03)	$6.90
The adoption of the revenue recognition guidance had no impact to cash flows from operating, financing or investing activities in our consolidated statements of cash flows for the years ended February 28, 2018, and February 28, 2017.

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

We adopted this guidance on March 1, 2018, using the modified retrospective basis, which requires a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Based on our assessment of intra-entity asset transfers that are in scope and the related deferred income taxes, we recognized the cumulative effect of adopting this guidance in the first quarter of fiscal 2019 with a net increase to our March 1, 2018, opening retained earnings and deferred tax assets of approximately $2.2 billion, primarily in connection with the intra-entity transfer of certain intellectual property related to our imported beer business for the year ended February 28, 2018. In connection with a change in forecast within that business for the fourth quarter of fiscal 2019, we recognized a tax benefit of $50.1 million from the reversal of a valuation allowance established in connection with the adoption of this guidance on March 1, 2018.

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

We adopted this guidance on March 1, 2019, using the modified retrospective approach. We will apply the transition method which does not require adjustments to comparative periods or require modified disclosures for those comparative periods for Fiscal 2020. The guidance provides a number of optional practical expedients in transition. We have elected all of the available transition practical expedients, other than the use-of-hindsight. We are finalizing the implementation of changes to our accounting policies, systems and controls, including the implementation of new leasing software capable of producing the required data for accounting and disclosure purposes. The adoption of this guidance did not have a material impact on our results of operations or liquidity. We expect to recognize new right-of-use assets and lease liabilities associated with our operating leases of approximately $600.0 million to $650.0 million in the first quarter of fiscal 2020.

The guidance also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption which allows us to not recognize right-of-use assets and lease liabilities for all leases with an initial term of 12 months or less. We have also elected the practical expedient to not separate lease and non-lease components for all of our leases.

2.    ACQUISITIONS AND DIVESTITURES:

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

Other Acquisitions:
During the year ended February 28, 2019, we completed the acquisitions of other businesses, including the Four Corners Brewing Company LLC business, which included a portfolio of high-quality, dynamic and bicultural, Texas-based craft beers (“Four Corners”), and a business in Italy, which provided additional processing and sourcing capabilities for our Italian wine portfolio. The purchase price for the Four Corners acquisition was primarily allocated to goodwill, property, plant and equipment, and trademarks, plus an earn-out over five years based on the performance of the brands. The purchase price for the acquired business in Italy was primarily allocated to a production facility, vineyards and inventory. The results of operations of these acquired businesses are reported in the respective segment and have been included in our consolidated results of operations from their respective date of acquisition.

During the year ended February 28, 2018, we completed the acquisitions of other businesses, including the Funky Buddha Brewery LLC business, which included a portfolio of high-quality, Florida-based craft beers (“Funky Buddha”), and the Schrader Cellars, LLC business, which included a collection of highly-rated, limited-production fine wines (“Schrader Cellars”). The total combined purchase price for these acquisitions was $149.8 million. The purchase price for each acquisition was primarily allocated to goodwill and trademarks. In addition, the purchase price for Funky Buddha includes an earn-out over five years based on the performance of the brands. The results of operations of these acquired businesses are reported in the respective segment and have been included in our consolidated results of operations from their respective date of acquisition.

Divestitures –
Sale of Accolade Wine Investment:
In May 2018, we completed the sale of our remaining interest in our previously-owned Australian and European business (the “Accolade Wine Investment”) for A$149.1 million, or $113.6 million, subject to closing adjustments. We received cash proceeds, net of direct costs to sell, of $110.2 million and a note receivable of $3.4 million. This interest consisted of an investment accounted for under the cost method and AFS debt securities. For the year ended February 28, 2019, we recognized a net gain of $99.8 million in connection with this transaction. This net gain is included in income from unconsolidated investments.

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

(in millions)
Gain on sale of business	$262.4
Impairment of trademarks	(8.4)
Other net costs	(15.2)
Net gain associated with the Canadian Divestiture and related activities	$238.8

3.    INVENTORIES:

The components of inventories are as follows:

	February 28, 2019	February 28, 2018
(in millions)
Raw materials and supplies	$182.6	$160.8
In-process inventories	1,480.5	1,382.8
Finished case goods	467.3	540.4
	$2,130.4	$2,084.0

4.    PREPAID EXPENSES AND OTHER:

The major components of prepaid expenses and other are as follows:

	February 28, 2019	February 28, 2018
(in millions)
Value added taxes receivable	$315.8	$209.9
Income taxes receivable	105.2	121.0
Prepaid excise and sales taxes	48.1	59.2
Other	144.0	133.4
	$613.1	$523.5

5.    PROPERTY, PLANT AND EQUIPMENT:

The major components of property, plant and equipment are as follows:

	February 28, 2019	February 28, 2018
(in millions)
Land and land improvements	$456.7	$438.0
Vineyards	221.3	238.3
Buildings and improvements	1,067.3	883.0
Machinery and equipment	3,931.1	3,548.3
Motor vehicles	81.8	93.6
Construction in progress	1,214.3	1,072.5
	6,972.5	6,273.7
Less – Accumulated depreciation	(1,705.2)	(1,484.0)
	$5,267.3	$4,789.7

6.    DERIVATIVE INSTRUMENTS:

Overview –
We are exposed to market risk from changes in foreign currency exchange rates, commodity prices, interest rates and equity prices that could affect our results of operations and financial condition. The impact on our results and financial position and the amounts reported in our financial statements will vary based upon the currency, commodity, interest rate and equity market movements during the period, the effectiveness and level of derivative instruments outstanding and whether they are designated and qualify for hedge accounting.

The estimated fair values of our derivative instruments change with fluctuations in currency rates, commodity prices, interest rates and/or equity prices and are expected to offset changes in the values of the underlying exposures. Our derivative instruments are held solely to manage our exposures to the aforementioned market risks as part of our normal business operations. We follow strict policies to manage these risks and do not enter into derivative instruments for trading or speculative purposes.

We have investments in certain equity securities which provide us with the option to purchase an additional ownership interest in the equity securities of that issuer (see Note 10). These investments are included in securities measured at fair value and are accounted for at fair value, with the net gain (loss) from the changes in fair value of these investments recognized in income (loss) from unconsolidated investments (see Note 7).

The aggregate notional value of outstanding derivative instruments is as follows:

	February 28, 2019	February 28, 2018
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,579.3	$1,465.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$460.3	$440.6
Commodity derivative contracts	$284.7	$177.5

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

We expect $11.8 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Undesignated hedges –
Certain of our derivative instruments do not qualify for hedge accounting treatment; for others, we choose not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge our exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries and foreign-denominated investments, and cash flows related primarily to the repatriation of those loans or investments; and commodity prices, including aluminum, corn, diesel fuel, natural gas and wheat prices. We primarily use foreign currency forward and option contracts, generally less than 12 months in duration, and commodity swap contracts, generally less than 36 months in duration, with a maximum maturity of five years, to hedge some of these risks. In addition, from time to time, we utilize interest rate swap contracts, generally less than six months in duration, to economically hedge our exposure to changes in interest rates associated with the financing of significant investments and acquisitions. Our derivative policy permits the use of undesignated derivatives as approved by senior management.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2019, the estimated fair value of derivative instruments in a net liability position due to counterparties was $3.4 million. If we were required to settle the net liability position under these derivative instruments on February 28, 2019, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity –
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 28, 2019	February 28, 2018		February 28, 2019	February 28, 2018
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$14.1	$21.2	Other accrued expenses and liabilities	$8.8	$7.8
Other assets	$22.1	$17.0	Deferred income taxes and other liabilities	$6.3	$9.9

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.0	$2.1	Other accrued expenses and liabilities	$0.6	$2.2
Commodity derivative contracts:
Prepaid expenses and other	$6.1	$6.3	Other accrued expenses and liabilities	$6.1	$3.0
Other assets	$2.6	$2.8	Deferred income taxes and other liabilities	$5.5	$2.6

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income	Net Gain (Loss) Reclassified from AOCI to Income
(in millions)
For the Year Ended February 28, 2019
Foreign currency contracts	$15.9	Sales	$0.4
		Cost of product sold	4.1
	$15.9		$4.5

For the Year Ended February 28, 2018
Foreign currency contracts	$61.4	Sales	$(1.4)
		Cost of product sold	1.3
Interest rate swap contracts	(1.5)	Interest expense	2.2
	$59.9		$2.1

For the Year Ended February 28, 2017
Foreign currency contracts	$(26.1)	Sales	$1.1
		Cost of product sold	(28.3)
Interest rate swap contracts	2.8	Interest expense	(4.0)
	$(23.3)		$(31.2)

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income	Net Gain (Loss) Recognized in Income
(in millions)
For the Year Ended February 28, 2019
Commodity derivative contracts	Cost of product sold	$1.8
Foreign currency contracts	Selling, general and administrative expenses	(60.8)
Interest rate swap contracts	Interest expense	35.0
		$(24.0)

For the Year Ended February 28, 2018
Commodity derivative contracts	Cost of product sold	$7.5
Foreign currency contracts	Selling, general and administrative expenses	6.0
		$13.5

For the Year Ended February 28, 2017
Commodity derivative contracts	Cost of product sold	$16.3
Foreign currency contracts	Selling, general and administrative expenses	(26.1)
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

Fair value methodology –
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

Canopy investments:
Equity securities, Common stock – The fair value of the November 2017 Canopy Investment (as defined in Note 10) is calculated through the date of the November 2018 Canopy Transaction (as defined in Note 10) by using the closing market price of the underlying equity security (Level 1 fair value measurement). As of the date of the November 2018 Canopy Transaction, the November 2017 Canopy Investment, collectively with the November 2018 Canopy Investment (as defined in Note 10), is accounted for under the equity method (see Note 10).

Equity securities, Warrants – The fair value of the November 2017 Canopy Warrants and the November 2018 Canopy Warrants (both as defined in Note 10) is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement). The inputs used to estimate the fair value of the warrants are as follows:

	February 28, 2019				February 28, 2018
	November 2018 Canopy Warrants		November 2017 Canopy Warrants		November 2017 Canopy Warrants
Issue date exercise price (1)	C$	50.40	C$	12.98	C$	12.98
Valuation date stock price (1)	C$	62.38	C$	62.38	C$	27.35
Expected life (2)	2.7 years		1.2 years		2.2 years
Expected volatility (3)	79.3%		87.8%		70.9%
Risk-free interest rate (4)	1.8%		1.8%		1.8%
Expected dividend yield (5)	0.0%		0.0%		0.0%

(1)	Based on the closing market price for Canopy common stock on the Toronto Stock Exchange (“TSX”) as of the applicable date.

(2)	Based on the expiration date of the warrants.

(3)	Based on historical volatility levels of the underlying equity security.

(4)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expected life.

(5)	Based on historical dividend levels.

Debt securities, Convertible – In June 2018, we acquired convertible debt securities issued by Canopy for C$200.0 million, or $150.5 million (the “Canopy Debt Securities”). We have elected the fair value option to account for the Canopy Debt Securities, which, at that time, provided the greatest level of consistency with the accounting treatment for the November 2017 Canopy Warrants. Interest income on the Canopy Debt Securities is calculated using the effective interest method and is recognized separately from the changes in fair value in interest expense. The Canopy Debt Securities have a contractual maturity of five years from the date of issuance, but may be converted prior to maturity by either party upon the occurrence of certain events. At settlement, the Canopy Debt Securities can be settled at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof. The fair value is estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on the implied spread as of the issuance date of the notes. As of February 28, 2019, the inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

Conversion price (1)	C$	48.17	Expected volatility (2)	45.9%
Valuation date stock price (3)	C$	62.38	Risk-free interest rate (4)	1.8%
Remaining term (5)	4.4 years		Expected dividend yield (6)	0.0%

(1)	Based on the rate which the Canopy Debt Securities may be converted into equity shares, or the equivalent amount of cash, at the option of the issuer.

(2)	Based on historical volatility levels of the underlying equity security reduced to account for certain risks not incorporated into the option-pricing model.

(3)	Based on the closing market price for Canopy common stock on the TSX as of the applicable date.

(4)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the debt securities.

(5)	Based on the contractual maturity date of the notes.

(6)	Based on historical dividend levels.

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

Long-term debt: The term loans under our 2018 Credit Agreement and our Term Credit Agreement (both as defined in Note 12) are variable interest rate bearing notes which include a fixed margin which is adjustable based upon our debt rating. The Senior Floating Rate Notes (as defined in Note 12) are variable interest rate bearing notes which include a fixed margin. The fair value of the term loans and the Senior Floating Rate Notes are estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The fair value of the remaining long-term debt, which is primarily fixed interest rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate fair value as of February 28, 2019, and February 28, 2018, due to the relatively short maturity of these instruments. As of February 28, 2019, the carrying amount of long-term debt, including the current portion, was $12,825.0 million, compared with an estimated fair value of $12,768.5 million. As of February 28, 2018, the carrying amount of long-term debt, including the current portion, was $9,439.9 million, compared with an estimated fair value of $9,398.4 million.

Recurring basis measurements –
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2019
Assets:
Foreign currency contracts	$—	$38.2	$—	$38.2
Commodity derivative contracts	$—	$8.7	$—	$8.7
Equity securities (1) (2)	$—	$3,023.2	$—	$3,023.2
Canopy Debt Securities (2)	$—	$211.5	$—	$211.5
Liabilities:
Foreign currency contracts	$—	$15.7	$—	$15.7
Commodity derivative contracts	$—	$11.6	$—	$11.6

February 28, 2018
Assets:
Foreign currency contracts	$—	$40.3	$—	$40.3
Commodity derivative contracts	$—	$9.1	$—	$9.1
Equity securities (1) (2)	$402.4	$253.2	$—	$655.6
Debt securities, AFS	$—	$—	$16.6	$16.6
Liabilities:
Foreign currency contracts	$—	$19.9	$—	$19.9
Commodity derivative contracts	$—	$5.6	$—	$5.6

(1)	Equity securities consist of:	February 28, 2019	February 28, 2018
	(in millions)
	November 2017 Canopy Investment (i)	$—	$402.4
	November 2017 Canopy Warrants	718.7	253.2
	November 2018 Canopy Warrants	2,304.5	—
		$3,023.2	$655.6

(2)	Unrealized net gain from the changes in fair value of our securities measured at fair value recognized in income from unconsolidated investments, are as follows:
		February 28, 2019	February 28, 2018
	(in millions)
	November 2017 Canopy Investment (i)	$292.5	$272.3
	November 2017 Canopy Warrants	465.5	192.0
	November 2018 Canopy Warrants	1,157.7	—
	Canopy Debt Securities	55.5	—
		$1,971.2	$464.3
	(i)	Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018.

Nonrecurring basis measurements –
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented. Impairment losses are included in selling, general and administrative for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2019
Trademarks	$—	$—	$28.0	$108.0

For the Year Ended February 28, 2018
Trademarks	$—	$—	$136.0	$86.8

For the Year Ended February 28, 2017
Trademarks	$—	$—	$—	$46.0

Trademarks:
For the fourth quarter of fiscal 2019, in connection with certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including slower growth rates and increased competition, we implemented a change in strategy for our Ballast Point craft beer portfolio. This change in strategy, when combined with the continuing negative trends, indicated that it was more likely than not that the fair value of our indefinite lived intangible asset associated with the craft beer trademarks might be below its carrying value. The change in strategy for our Ballast Point craft beer portfolio focuses on improving profitability by rationalizing the number of product offerings while targeting distribution growth in select strategic markets. This change in strategy resulted in updated long-term financial forecasts with lower revenues and cash flows for the related portfolio. Accordingly, we performed a quantitative assessment for impairment of the Ballast Point craft beer trademark asset. As a result of this assessment, the Ballast Point craft beer trademark asset with a carrying value of $136.0 million was written down to its estimated fair value of $28.0 million, resulting in an impairment of $108.0 million.

For the first quarter of fiscal 2018, we identified certain negative trends within our Beer segment’s Ballast Point craft beer portfolio which, when combined with the then-recent negative craft beer industry trends, including slower growth rates and increased competition, indicated that it was more likely than not that the fair value of our indefinite lived intangible asset associated with the craft beer trademarks might be below its carrying value. These negative trends were the result of (i)  a disruption in our distribution network transition plan, (ii)  an unexpected decrease in sales from product innovations and (iii)  a significant shift in market conditions for our craft beer portfolio, all of which resulted in a decline in net sales and depletion trends, which represent distributor shipments of our branded products to retail customers, for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, following consecutive quarters of significant net sales and depletion volume growth for our craft beer portfolio. Additionally, net sales for the first quarter of fiscal 2018 were below our forecasted net sales for the first quarter of fiscal 2018. Accordingly, we performed a quantitative assessment for impairment of the craft beer trademark asset. As a result of this assessment, the craft beer trademark asset with a carrying value of $222.8 million was written down to its estimated fair value of $136.0 million, resulting in an impairment of $86.8 million.

For the fourth quarter of fiscal 2017, in connection with our continued focus on the consumer-led trend towards premiumization of our branded wine and spirits portfolio, a decision was made to discontinue certain small-scale, lower-margin U.S. brands within our Wine and Spirits’ portfolio. As a result, trademark assets with a carrying value of $37.6 million were written down to their estimated fair value, resulting in an impairment of $37.6 million.

In addition, in connection with the Canadian Divestiture in the fourth quarter of fiscal 2017, trademark assets with a carrying value of $8.4 million were written down to their estimated fair value, resulting in an impairment of $8.4 million. These trademarks were associated with certain U.S. brands within our Wine and

Spirits’ portfolio sold exclusively through the Canadian wine business, for which we expected future sales of these brands to be minimal subsequent to the Canadian Divestiture.

When performing a quantitative assessment for impairment of a trademark asset, we measure the amount of impairment by calculating the amount by which the carrying value of the trademark asset exceeds its estimated fair value. The estimated fair value is determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trademark asset. The cash flow projections we use to estimate the fair value of our trademark assets involve several assumptions, including (i)  projected revenue growth rates, (ii)  estimated royalty rates, (iii)  after-tax royalty savings expected from ownership of the trademarks and (iv)  discount rates used to derive the estimated fair value of the trademark assets.

8.    GOODWILL:

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2017	$5,053.0	$2,867.5	$7,920.5
Purchase accounting allocations (1)	63.9	56.2	120.1
Foreign currency translation adjustments	40.7	1.8	42.5
Balance, February 28, 2018	5,157.6	2,925.5	8,083.1
Purchase accounting allocations (2)	22.3	2.7	25.0
Foreign currency translation adjustments	(12.0)	(7.3)	(19.3)
Balance, February 28, 2019	$5,167.9	$2,920.9	$8,088.8

(1)	Purchase accounting allocations associated primarily with the acquisitions of the Obregon Brewery ($13.8 million) and Funky Buddha (Beer), and Schrader Cellars (Wine and Spirits).

(2)	Preliminary purchase accounting allocations associated primarily with the acquisition of Four Corners (Beer).

9.    INTANGIBLE ASSETS:

The major components of intangible assets are as follows:

	February 28, 2019		February 28, 2018
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.9	$39.1	$89.8	$44.2
Other	20.5	0.9	20.3	1.4
Total	$110.4	40.0	$110.1	45.6

Nonamortizable intangible assets
Trademarks		3,158.1		3,259.2
Total intangible assets		$3,198.1		$3,304.8

We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 28, 2019, and February 28, 2018. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $6.0 million, $5.9 million and $10.4 million for the years ended February 28, 2019, February 28, 2018, and February 28, 2017, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2020	$5.8
2021	$5.4
2022	$5.1
2023	$3.3
2024	$1.6
Thereafter	$18.8

10.    EQUITY METHOD INVESTMENTS:

Our equity method investments are as follows:

	February 28, 2019		February 28, 2018
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment	$3,332.1	36.0%	$—	—%
Other equity method investments	133.5	20%-50%	121.5	20%-50%
	$3,465.6		$121.5

In November 2017, we acquired 18.9 million common shares, which represented a 9.9% ownership interest in Ontario, Canada-based Canopy Growth Corporation (the “November 2017 Canopy Investment”), a public company and leading provider of medicinal and recreational cannabis products (“Canopy”), plus warrants which give us the option to purchase an additional 18.9 million common shares of Canopy (the “November 2017 Canopy Warrants”) for C$245.0 million, or $191.3 million. The November 2017 Canopy Warrants were issued with an exercise price of C$12.98 per warrant share and are exercisable as of February 28, 2019. These warrants expire in May 2020.

The November 2017 Canopy Investment was accounted for at fair value from the date of investment through October 31, 2018. From November 1, 2018, the November 2017 Canopy Investment has been accounted for under the equity method (see “Canopy Equity Method Investment” below). The November 2017 Canopy Warrants have been accounted for at fair value from the date of investment.

On November 1, 2018, we increased our ownership interest in Canopy by acquiring an additional 104.5 million common shares (the “November 2018 Canopy Investment”) (see Canopy Equity Method Investment below), plus warrants which give us the option to purchase an additional 139.7 million common shares of Canopy (the “November 2018 Canopy Warrants”, and together with the November 2018 Canopy Investment, the “November 2018 Canopy Transaction”) for C$5,078.7 million, or $3,869.9 million. The allocation of the consideration paid as of the date of closing was determined using a relative fair value approach based upon a market value of C$5,060.9 million for the acquired common shares and a fair value of C$2,131.3 million for the acquired warrants using a Black-Scholes option-pricing model. The inputs used to estimate the fair value of the November 2018 Canopy Warrants as of November 1, 2018, are as follows:

Issue date exercise price	C$	50.40	Expected volatility	75.9%
Valuation date stock price	C$	48.43	Risk-free interest rate	2.4%
Expected life	3.0 years		Expected dividend yield	0.0%

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

The November 2018 Canopy Warrants consist of 88.5 million warrants (the “Tranche A Warrants”) and 51.2 million warrants (the “Tranche B Warrants”). The Tranche A Warrants are immediately exercisable at an exercise price of C$50.40 per warrant share. The Tranche B Warrants are exercisable upon the exercise, in full, of the Tranche A Warrants and at an exercise price based on the volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date. The November 2018 Canopy Warrants expire in November 2021 and are accounted for at fair value from the date of investment.

On November 1, 2018, our ownership interest in Canopy increased to 36.6% and, as this allows us to exercise significant influence over Canopy, we account for the November 2017 Canopy Investment and the November 2018 Canopy Investment, each of which represents an investment in common shares of Canopy, collectively, under the equity method (the “Canopy Equity Method Investment”). As of November 1, 2018, the Canopy Equity Method Investment balance consisted of the amount allocated to the November 2018 Canopy Investment of $2,740.3 million, plus the fair value of the November 2017 Canopy Investment at that date of $694.9 million. We recognize equity in earnings (losses) for this investment on a two-month lag. Accordingly, we recognized $2.6 million of equity in losses from Canopy’s results of operations for the period November 1, 2018, through December 31, 2018, and related activities, in our consolidated financial statements for the year ended February 28, 2019. As of February 28, 2019, the carrying amount of the Canopy Equity Method Investment is greater than our equity in the book value of net assets of Canopy by $1.4 billion. This difference primarily represents our basis in identifiable intangible assets and goodwill associated with the November 2018 investment. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities include, among other items, the amortization of the fair value adjustments associated with the definite-lived intangible assets over their estimated useful lives, the flow through of inventory step up and unrealized gains associated with changes in our Canopy ownership percentage resulting from periodic equity issuances made by Canopy.

Canopy has various convertible equity securities outstanding, including equity awards granted to its employees and options and warrants issued to various third parties, including our November 2017 Canopy Warrants and November 2018 Canopy Warrants. As of February 28, 2019, the conversion of Canopy equity securities held by its employees and/or held by other third parties would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. The exercise of our November 2017 Canopy Warrants as of February 28, 2019, also would not have a significant effect on our share of Canopy’s reported earnings or losses. However, as of February 28, 2019, the exercise of all of the November 2017 Canopy Warrants and the November 2018 Canopy Warrants held by us would result in an increase in our ownership interest in Canopy to greater than 50% and the consolidation of Canopy’s results of operations in our consolidated results of operations with the recognition of an associated noncontrolling ownership interest, as appropriate. This could have a significant effect on our share of Canopy’s reported earnings or losses. As of February 28, 2019, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $5.9 billion based on the terms of the November 2017 Canopy Warrants and the November 2018 Canopy Warrants. Additionally, as of February 28, 2019, the fair value of our equity method investment in Canopy was $5,842.9 million based on the closing price of the underlying equity security as of that date.

The following table presents summarized financial information for Canopy presented in accordance with U.S. GAAP. The amounts shown represent 100% of Canopy’s financial position as of December 31, 2018, and results of operations from the date of our investment on November 1, 2018, through December 31, 2018. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of

Canopy’s losses from November and December 2018, which was included in Canopy’s third quarter fiscal 2019 results, in our fourth quarter fiscal 2019 results.

	February 28, 2019		For the Year Ended February 28, 2019
(in millions)
Current assets	$3,800.7	Net sales	$48.6
Noncurrent assets	$2,466.0	Gross profit	$11.2
Current liabilities	$216.8	Net loss	$(39.6)
Noncurrent liabilities	$668.2	Net loss attributable to Canopy	$(27.8)
Noncontrolling interests	$143.3

Subsequent event –
In April 2019, we agreed to modify the terms of the November 2018 Canopy Warrants and certain other rights. Modification of the November 2018 Canopy Warrants is subject to, among other things, approval by Canopy’s shareholders. These changes are the result of Canopy’s intention to acquire Acreage Holdings, Inc. (“Acreage”) upon U.S. Federal cannabis legalization, subject to certain conditions. As a result of the proposed modifications, and following all necessary Canopy shareholder approvals, we will continue to have the option to purchase an additional 139.7 million common shares of Canopy upon exercise of the warrants originally received in November 2018; however, this option will consist of three tranches of warrants, including 88.5 million warrants (the “New Tranche A Warrants”), 38.4 million warrants (the “New Tranche B Warrants”) and 12.8 million warrants (the “New Tranche C Warrants”, and collectively with the New Tranche A Warrants and the New Tranche B Warrants, the “New November 2018 Canopy Warrants”). The New Tranche A Warrants will continue to have an exercise price of C$50.40 per warrant share and remain currently exercisable, but would expire November 1, 2023. The New Tranche B Warrants would have an exercise price of C$76.68 per warrant share and the New Tranche C Warrants would have an exercise price based on the volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date. The New Tranche B Warrants and the New Tranche C Warrants would have an expiration date of November 1, 2026. If Canopy exercises its proposed right to acquire the shares of Acreage and we were to exercise all of our outstanding November 2017 Canopy Warrants and the New November 2018 Canopy Warrants, our ownership interest in Canopy would no longer be expected to be greater than 50 percent.

11.    OTHER ACCRUED EXPENSES AND LIABILITIES:

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2019	February 28, 2018
(in millions)
Promotions and advertising	$181.2	$209.0
Salaries, commissions, and payroll benefits and withholdings	163.1	149.0
Accrued interest	107.3	86.7
Income taxes payable	24.5	48.5
Accrued excise taxes	21.0	28.7
Other	193.3	156.4
	$690.4	$678.3

12.    BORROWINGS:

Borrowings consist of the following:

	February 28, 2019			February 28, 2018
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Senior credit facility, Revolving credit loan	$59.0			$79.0
Commercial paper	732.5			266.9
Other	—			400.9
	$791.5			$746.8

Long-term debt
Senior credit facility, Term loan	$5.0	$487.8	$492.8	$497.7
Term loan credit facilities	50.0	1,436.4	1,486.4	—
Senior notes	997.8	9,819.1	10,816.9	8,674.2
Other	12.4	16.5	28.9	268.0
	$1,065.2	$11,759.8	$12,825.0	$9,439.9
Bank facilities –
Senior credit facility:
In March 2016, the Company, CIH International S.à r.l., a wholly-owned subsidiary of ours (“CIH”), CIH Holdings S.à r.l., a wholly-owned subsidiary of ours (“CIHH”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “March 2016 Restatement Agreement”) that amended and restated our then-existing senior credit facility (as amended and restated by the March 2016 Restatement Agreement, the “March 2016 Credit Agreement”). The principal changes effected by the March 2016 Restatement Agreement were:

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

In October 2016, the Company, CIH, CIHH, CB International Finance S.à r.l., a wholly-owned subsidiary of ours (“CB International” and together with CIH and CIHH, the “2016 European Borrowers”), the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2016 Restatement Agreement”) that amended and restated the March 2016 Credit Agreement (as amended and restated by the 2016 Restatement Agreement, the “2016 Credit Agreement”). The principal changes effected by the 2016 Restatement Agreement were:

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

In July 2017, the Company, CIH, CB International (together with CIH, the “European Borrowers”), CIHH, the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2017 Restatement Agreement”) that amended and restated the 2016 Credit Agreement (as amended and restated by the 2017 Restatement Agreement, the “2017 Credit Agreement”). The principal changes effected by the 2017 Restatement Agreement were:

•	The refinance and increase of the existing U.S. Term A-1 loan facility by $261.1 million to $500.0 million and extension of its maturity to July 14, 2024;

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

Term Credit Agreement:
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

General:
The obligations under the 2018 Credit Agreement and the Term Credit Agreement are guaranteed by certain of our U.S. subsidiaries. We and our subsidiaries are subject to covenants that are contained in the 2018 Credit Agreement and the Term Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

Our senior credit facility permits us to elect, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions, to increase the revolving credit commitments or add one or more tranches of additional term loans (the “Incremental Facilities”). The Incremental Facilities may be an unlimited amount so long as our leverage ratio, as defined and computed pursuant to our senior credit facility, is no greater than 4.00 to 1.00 subject to certain limitations for the period defined pursuant to our senior credit facility.

As of February 28, 2019, aggregate credit facilities under the 2018 Credit Agreement and the Term Credit Agreement consist of the following:

	Amount	Maturity		Amount	Maturity
(in millions)
2018 Credit Agreement			Term Credit Agreement
Revolving Credit Facility (1) (2)	$2,000.0	Sept 14, 2023	Three-Year Term Facility (1) (3)	$500.0	Nov 1, 2021
U.S. Term A-1 Facility (1) (3)	500.0	July 14, 2024	Five-Year Term Facility (1) (3)	1,000.0	Nov 1, 2023
	$2,500.0			$1,500.0

(1)
Contractual interest rate varies based on our debt rating (as defined in the respective agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin, or, in certain circumstances where LIBOR cannot be adequately ascertained or available, an alternative benchmark rate plus a margin.

(2)	We and/or CB International are the borrower under the $2,000.0 million Revolving Credit Facility. Includes a sub-facility for letters of credit of up to $200.0 million.

(3)	We are the borrower under the U.S. Term A-1 loan facility, the Three-Year Term Facility and the Five-Year Term Facility.
As of February 28, 2019, information with respect to borrowings under the 2018 Credit Agreement and the Term Credit Agreement is as follows:

	2018 Credit Agreement		Term Credit Agreement
	Revolving Credit Facility	U.S. Term A Facility (1)	Three-Year Term Facility (1)	Five-Year Term Facility (1)
(in millions)
Outstanding borrowings	$59.0	$492.8	$499.5	$986.9
Interest rate	3.6%	4.0%	3.6%	3.8%
LIBOR margin	1.13%	1.50%	1.13%	1.25%
Outstanding letters of credit	$10.8
Remaining borrowing capacity (2)	$1,196.7

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

(2)
Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2018 Credit Agreement and outstanding borrowings under our commercial paper program of $733.5 million (excluding unamortized discount) (see “Commercial paper program”).

Commercial paper program –
In October 2017, we implemented a commercial paper program which provided for the issuance of up to an aggregate principal amount of $1.0 billion of commercial paper. In October 2018, our Board of Directors authorized a $1.0 billion increase to our commercial paper program, thereby providing for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2018 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2018 Credit Agreement. As of February 28, 2019, we had $732.5 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 3.0% and a weighted average remaining term of 18 days. As of February 28, 2018, we had $266.9 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 2.1% and a weighted average remaining term of 10 days.

Senior notes –
Our outstanding senior notes are as follows:

		Date of			Outstanding Balance (1)
	Principal	Issuance	Maturity	Interest Payments	February 28, 2019	February 28, 2018
(in millions)
3.75% Senior Notes (2) (3)	$500.0	May 2013	May 2021	May/Nov	$498.6	$498.0
4.25% Senior Notes (2) (3)	$1,050.0	May 2013	May 2023	May/Nov	1,045.4	1,044.4
3.875% Senior Notes (2) (3)	$400.0	Nov 2014	Nov 2019	May/Nov	399.1	397.9
4.75% Senior Notes (2) (3)	$400.0	Nov 2014	Nov 2024	May/Nov	396.4	395.9
4.75% Senior Notes (2) (3)	$400.0	Dec 2015	Dec 2025	Jun/Dec	395.8	395.3
3.70% Senior Notes (2) (4)	$600.0	Dec 2016	Dec 2026	Jun/Dec	595.4	594.9
2.70% Senior Notes (2) (4)	$500.0	May 2017	May 2022	May/Nov	496.8	495.9
3.50% Senior Notes (2) (4)	$500.0	May 2017	May 2027	May/Nov	495.6	495.1
4.50% Senior Notes (2) (4)	$500.0	May 2017	May 2047	May/Nov	492.9	492.7
2.00% Senior Notes (2) (5)	$600.0	Nov 2017	Nov 2019	May/Nov	598.6	596.8
2.25% Senior Notes (2) (5)	$700.0	Nov 2017	Nov 2020	May/Nov	696.8	695.0
2.65% Senior Notes (2) (4)	$700.0	Nov 2017	Nov 2022	May/Nov	693.9	692.3
3.20% Senior Notes (2) (4)	$600.0	Feb 2018	Feb 2023	Feb/Aug	596.0	595.0
3.60% Senior Notes (2) (4)	$700.0	Feb 2018	Feb 2028	Feb/Aug	693.8	693.2
4.10% Senior Notes (2) (4)	$600.0	Feb 2018	Feb 2048	Feb/Aug	592.0	591.8
Senior Floating Rate Notes (2) (6)	$650.0	Oct 2018	Nov 2021	Quarterly	646.8	—
4.40% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2025	May/Nov	495.4	—
4.65% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2028	May/Nov	494.7	—
5.25% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2048	May/Nov	492.9	—
					$10,816.9	$8,674.2

(1)	Amounts are net of unamortized debt issuance costs and unamortized discounts, where applicable.

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

	Redemption
	Stated Redemption Date	Stated Basis Points
3.70% Senior Notes due December 2026	Sept 2026	25
2.70% Senior Notes due May 2022	Apr 2022	15
3.50% Senior Notes due May 2027	Feb 2027	20
4.50% Senior Notes due May 2047	Nov 2046	25
2.65% Senior Notes due November 2022	Oct 2022	15
3.20% Senior Notes due February 2023	Jan 2023	13
3.60% Senior Notes due February 2028	Nov 2027	15
4.10% Senior Notes due February 2048	Aug 2047	20
4.40% Senior Notes due November 2025	Sept 2025	20
4.65% Senior Notes due November 2028	Aug 2028	25
5.25% Senior Notes due November 2048	May 2048	30

(5)
Redeemable, in whole or in part, at our option at any time prior to maturity, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 10 basis points.

(6)
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

For the year ended February 28, 2018, we recognized a loss on extinguishment of debt of $97.0 million. This amount consisted of a make-whole payment of $73.6 million in connection with the early redemption of our April 2012 senior notes and the write-off of debt issuance costs of $23.4 million primarily in connection with the prior-to-maturity repayments of term loan facilities under our applicable senior credit facility in May and November 2017.

Indentures –
Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions and (iii)  restrictions on mergers, consolidations and the transfer of all or substantially all of our assets to another person.

Subsidiary credit facilities –
General:
We have additional credit arrangements totaling $45.1 million and $503.5 million as of February 28, 2019, and February 28, 2018, respectively. As of February 28, 2019, and February 28, 2018, amounts outstanding under these arrangements were $28.9 million and $277.0 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations (see “Other long-term debt” for additional information). Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Other long-term debt:
During the year ended February 28, 2019, we recorded a conversion of $248.2 million from long-term debt to noncontrolling equity interests associated with the noncash settlement of a prior contractual agreement with our glass production plant joint venture partner, Owens-Illinois. During the year ended February 28, 2017, we had recorded a noncash conversion of $132.0 million from noncontrolling equity interests to long-term debt associated with the same contractual agreement. As of February 28, 2018, outstanding borrowings under this contractual agreement were $230.5 million and were included in our consolidated balance sheet in accordance with our consolidation of this variable interest entity.

Debt payments –
As of February 28, 2019, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $69.6 million and $15.5 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2020	$1,067.4
2021	764.3
2022	1,710.3
2023	1,856.8
2024	1,842.5
Thereafter	5,668.8
$12,910.1

Accounts receivable securitization facilities –
As of February 28, 2018, we had two outstanding 364-day revolving trade accounts receivable securitization facilities with aggregate borrowings outstanding of $391.9 million at a weighted average interest rate of 2.4%. Both facilities reached full maturation in accordance with the respective terms for each facility during the year ended February 28, 2019, and were not renewed.

13.    INCOME TAXES:

Income before income taxes was generated as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Domestic	$1,615.9	$591.5	$777.6
Foreign	2,529.1	1,746.5	1,305.4
	$4,145.0	$2,338.0	$2,083.0

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Current
Federal	$4.1	$261.1	$270.8
State	15.7	20.4	28.5
Foreign	239.2	158.4	126.2
Total current	259.0	439.9	425.5

Deferred
Federal	223.9	(475.9)	109.9
State	75.0	0.4	7.1
Foreign	128.0	58.3	7.8
Total deferred	426.9	(417.2)	124.8
Income tax provision	$685.9	$22.7	$550.3
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was signed into law. The TCJ Act significantly changes U.S. corporate income taxes by, among other items, lowering the federal statutory rate from 35% to 21%, eliminating certain deductions, changing how foreign earnings are subject to U.S. tax and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. In December 2017, the SEC issued guidance related to the income tax accounting implications of the TCJ Act. This guidance provides a measurement period, which extends no longer than one year from the enactment date of the TCJ Act, during which a company may complete its accounting for the income tax implications of the TCJ Act. In accordance with this guidance, we recognized a provisional net income tax benefit of $351.2 million for the year ended February 28, 2018. This amount is comprised primarily of (i)  a benefit of $311.2 million from the remeasurement of our deferred tax assets and liabilities to the new, lower federal statutory rate and (ii)  a benefit of $220.0 million from the reversal of deferred tax liabilities previously provided for unremitted earnings of foreign subsidiaries which were not considered to be indefinitely reinvested; partially offset by the recording of the mandatory one-time transition tax of $180.0 million on unremitted earnings of our foreign subsidiaries.

For the third quarter of fiscal 2019, we completed our analysis of the income tax implications of the TCJ Act. We recognized an additional income tax benefit of $37.6 million resulting from a decrease in the mandatory one-time transition tax on unremitted earnings of our foreign businesses.

The TCJ Act also creates a new requirement that certain income earned by foreign subsidiaries (“GILTI”), must be included in U.S. gross income. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. We have elected to treat the tax effect of GILTI as a current period tax expense when incurred.

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

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 28, 2019		February 28, 2018		February 28, 2017
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(in millions, except % of pretax income data)
Income tax provision at statutory rate	$870.5	21.0%	$765.4	32.7%	$729.1	35.0%
State and local income taxes, net of federal income tax benefit (1)	81.3	2.0%	18.0	0.8%	23.1	1.1%
Net income tax benefit from TCJ Act	(37.6)	(0.9%)	(351.2)	(15.0%)	—	—%
Earnings of subsidiaries taxed at other than U.S. statutory rate (2)	(149.0)	(3.6%)	(319.1)	(13.7%)	(160.4)	(7.7%)
Excess tax benefits from stock-based compensation awards (3)	(82.9)	(2.0%)	(68.6)	(2.9%)	—	—%
Canadian Divestiture	—	—%	—	—%	(25.5)	(1.2%)
Miscellaneous items, net	3.6	—%	(21.8)	(0.9%)	(16.0)	(0.8%)
Income tax provision at effective rate	$685.9	16.5%	$22.7	1.0%	$550.3	26.4%

(1)	Includes differences resulting from adjustments to the current and deferred state effective tax rates.

(2)
Consists of the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision for incremental U.S. taxes on unremitted earnings of certain foreign subsidiaries offset by foreign tax credits and other foreign adjustments.

(3)
Represents the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled as a result of our March 1, 2017, adoption of FASB amended share-based compensation guidance (see Note 17).

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2019	February 28, 2018
(in millions)
Deferred tax assets
Intangible assets	$1,616.7	$—
Loss carryforwards	147.8	106.0
Stock-based compensation	33.4	29.1
Inventory	20.3	18.3
Other accruals	93.4	81.1
Gross deferred tax assets	1,911.6	234.5
Valuation allowances	(86.9)	(112.1)
Deferred tax assets, net	1,824.7	122.4

Deferred tax liabilities
Intangible assets	—	(499.8)
Property, plant and equipment	(191.5)	(197.8)
Investments in unconsolidated investees	(448.9)	(78.2)
Provision for unremitted earnings	(22.8)	(21.2)
Derivative instruments	(7.9)	(19.8)
Total deferred tax liabilities	(671.1)	(816.8)
Deferred tax assets (liabilities), net	$1,153.6	$(694.4)
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

As of February 28, 2019, operating loss carryforwards, which are primarily state and foreign, totaling $833.3 million are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $745.5 million will expire in fiscal 2020 through fiscal 2039 and $87.8 million of operating losses in certain jurisdictions may be carried forward indefinitely. Additionally, as of February 28, 2019, federal capital losses totaling $222.3 million are being carried forward and will expire in fiscal 2022.

We have recognized valuation allowances for operating loss carryforwards, capital loss carryforwards and other deferred tax assets when we believe it is more likely than not that these items will not be realized. The decrease in our valuation allowances as of February 28, 2019, primarily relates to the reversal of valuation allowances in connection with the sale of our Accolade Wine Investment in the first quarter of fiscal 2019.

The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Balance as of March 1	$89.3	$39.5	$30.4
Increases as a result of tax positions taken during a prior period	56.4	7.5	—
Decreases as a result of tax positions taken during a prior period	(1.4)	(0.1)	(11.5)
Increases as a result of tax positions taken during the current period	88.8	43.8	21.3
Decreases related to settlements with tax authorities	(0.8)	(0.4)	—
Decreases related to lapse of applicable statute of limitations	(8.0)	(1.0)	(0.7)
Balance as of last day of February	$224.3	$89.3	$39.5
As of February 28, 2019, and February 28, 2018, we had $239.0 million and $93.7 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recognized on our balance sheets. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

As of February 28, 2019, and February 28, 2018, we had $224.3 million and $89.3 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate.

We file U.S. Federal income tax returns and various state, local and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Canada, Luxembourg, Mexico, Switzerland and the U.S. Various U.S. Federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2019, we estimate that unrecognized tax benefit liabilities could change by a range of $1 million to $13 million. With few exceptions, we are no longer subject to U.S. Federal, state, local or foreign income tax examinations for fiscal years prior to February 29, 2012.

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

14.    DEFERRED INCOME TAXES AND OTHER LIABILITIES:

The major components of deferred income taxes and other liabilities are as follows:

	February 28, 2019	February 28, 2018
(in millions)
Deferred income taxes	$1,029.7	$694.4
Unrecognized tax benefit liabilities	239.0	93.7
Long-term income tax payable	95.4	165.6
Other	106.6	136.1
	$1,470.7	$1,089.8

15.    COMMITMENTS AND CONTINGENCIES:

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

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for each of the five succeeding fiscal years and thereafter:

(in millions)
2020	$59.0
2021	58.2
2022	51.1
2023	47.9
2024	41.2
Thereafter	302.1
$559.5

Rental expense was $63.5 million, $59.1 million and $59.2 million for the years ended February 28, 2019, February 28, 2018, and February 28, 2017, respectively.

Purchase commitments and contingencies –
We have entered into various long-term contracts in the normal course of business for the purchase of (i)  certain inventory components, (ii)  property, plant and equipment and related contractor and manufacturing services, (iii)  processing and warehousing services, (iv)  transportation services and (v)  certain energy requirements. As of February 28, 2019, the estimated aggregate minimum purchase obligations under these contracts are as follows:

	Type	Length of Commitment	Amount
(in millions)
Raw materials and supplies (1)	Packaging, grapes, hops, malts and other raw materials	through May 2034	$5,955.1
In-process inventories	Bulk wine and spirits	through February 2027	100.4
Capital expenditures (2)	Property, plant and equipment, and contractor and manufacturing services	through February 2022	649.8
Other	Processing and warehousing services, transportation services, energy contracts	through December 2030	488.9
			$7,194.2

(1)
Certain grape purchasing arrangements include the purchase of grape production yielded from specified blocks of a vineyard. The actual tonnage and price of grapes that we purchase will vary each year depending on certain factors, including weather, time of harvest, overall market conditions and the agricultural practices and location of the vineyard. Amounts included herein for the estimated aggregate minimum grape purchase obligations consist of estimates for the purchase of the grapes and the implicit leases of the land. Upon adoption of the new lease guidance on March 1, 2019, certain grape purchasing arrangements classified as leases will result in the recognition of right-of-use assets and lease liabilities on our balance sheet. However, certain other grape purchasing arrangements classified as leases will not result in the recognition of right-of-use assets and lease liabilities on our balance sheet due to their variable nature.

(2)
Consists of purchase commitments entered into primarily in connection with the construction of a new, state-of-the-art brewery located in Mexicali, Baja California, Mexico (the “Mexicali Brewery”), and the expansion project for the Obregon Brewery.

Additionally, we have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements for the years ended February 28, 2019, February 28, 2018, and February 28, 2017, were $238.8 million, $316.6 million and $292.3 million, respectively.

Indemnification liabilities –
In connection with prior divestitures, we have indemnified respective parties against certain liabilities that may arise subsequent to the divestiture. As of February 28, 2019, and February 28, 2018, these liabilities consist primarily of indemnifications related to certain income tax matters. During the year ended February 28, 2019, in connection with the sale of the Accolade Wine Investment, we were released from certain guarantees and we recognized a gain of $3.7 million as part of the net gain on the sale of this business. This net gain is included in income from unconsolidated investments. As of February 28, 2019, and February 28, 2018, the carrying amount of our indemnification liabilities was $9.2 million and $12.8 million, respectively, and is included in deferred income taxes and other liabilities. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Legal matters –
In the course of our business, we are subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other –
In connection with the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires, we have recognized total losses of $20.6 million, with $1.5 million recognized for the first quarter of fiscal 2019 and $19.1 million recognized for the fourth quarter of 2018. While we are pursuing reimbursement from our insurance carriers, there can be no assurance there will be any potential recoveries.

16.    STOCKHOLDERS’ EQUITY:

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

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 29, 2016	255,558,026	28,358,529	2,000	79,454,011	5,005,800
Share repurchases	—	—	—	7,407,051	—
Conversion of shares	2	(2)	—	—	—
Exercise of stock options	1,948,156	—	80	—	—
Employee stock purchases	—	—	—	(77,671)	—
Grant of restricted stock awards	—	—	—	(4,088)	—
Vesting of restricted stock units (1)	—	—	—	(325,773)	—
Vesting of performance share units (2)	—	—	—	(190,559)	—
Balance at February 28, 2017	257,506,184	28,358,527	2,080	86,262,971	5,005,800
Share repurchases	—	—	—	4,810,061	—
Conversion of shares	29,640	(23,140)	(6,500)	—	—
Exercise of stock options	1,182,532	—	6,390	—	—
Employee stock purchases	—	—	—	(75,023)	—
Grant of restricted stock awards	—	—	—	(3,848)	—
Vesting of restricted stock units (1)	—	—	—	(181,994)	—
Vesting of performance share units (2)	—	—	—	(68,928)	—
Balance at February 28, 2018	258,718,356	28,335,387	1,970	90,743,239	5,005,800
Retirement of treasury shares (3)	(74,000,000)	—	—	(74,000,000)	—
Share repurchases	—	—	—	2,352,145	—
Conversion of shares	12,968	(12,968)	—	—	—
Exercise of stock options	1,008,854	—	1,147,654	—	—
Employee stock purchases	—	—	—	(76,844)	—
Grant of restricted stock awards	—	—	—	(3,914)	—
Vesting of restricted stock units (1)	—	—	—	(24,308)	—
Vesting of performance share units (2)	—	—	—	(62,352)	—
Balance at February 28, 2019	185,740,178	28,322,419	1,149,624	18,927,966	5,005,800

(1)	Net of 15,409 shares, 117,188 shares and 241,870 shares withheld for the years ended February 28, 2019, February 28, 2018, and February 28, 2017, respectively, to satisfy tax withholding requirements.

(2)	Net of 44,016 shares, 55,584 shares and 168,811 shares withheld for the years ended February 28, 2019, February 28, 2018, and February 28, 2017, respectively, to satisfy tax withholding requirements.

(3)	Shares of our Class A Treasury Stock were retired to authorized and unissued shares of our Class A Common Stock.
Stock repurchases –
From time to time, our Board of Directors has authorized the repurchase of our Class A Common Stock and Class B Convertible Common Stock. Shares may be repurchased through open market or privately negotiated transactions. Shares repurchased under such authorizations have become treasury shares. A summary of share repurchase activity is as follows:

			Class A Common Shares Repurchased
	Repurchase Authorization		For the Year Ended February 28, 2019		For the Year Ended February 28, 2018		For the Year Ended February 28, 2017
	Date	Amount Authorized	Dollar Value	Number of Shares	Dollar Value	Number of Shares	Dollar Value	Number of Shares
(in millions, except share data)
2013 Authorization (1)	Apr 2012	$1,000.0	$—	—	$—	—	$669.6	4,400,504
2017 Authorization (2)	Nov 2016	$1,000.0	—	—	546.9	2,530,194	453.1	3,006,547
2018 Authorization (3)	Jan 2018	$3,000.0	504.3	2,352,145	491.6	2,279,867	—	—
			$504.3	2,352,145	$1,038.5	4,810,061	$1,122.7	7,407,051

(1)	The 2013 Authorization was fully utilized during the year ended February 28, 2017.

(2)	The 2017 Authorization was fully utilized during the year ended February 28, 2018.

(3)
As of February 28, 2019, $2,004.1 million remains available for future share repurchase under the 2018 Authorization. The Board of Directors did not specify a date upon which this authorization would expire.

Common stock dividends –
In April 2019, our Board of Directors declared a quarterly cash dividend of $0.75 per share of Class A Common Stock, $0.68 per share of Class B Convertible Common Stock and $0.68 per share of Class 1 Common Stock payable in the first quarter of fiscal 2020.

17.    STOCK-BASED EMPLOYEE COMPENSATION:

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

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost recognized for our stock-based awards and income tax benefits related thereto are as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Total compensation cost recognized in our results of operations	$64.1	$60.9	$56.1
Income tax benefit related thereto recognized in our results of operations	$11.6	$13.5	$18.5

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

A summary of stock option activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2019		February 28, 2018		February 28, 2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	7,444,701	$56.33	8,070,255	$44.31	9,541,393	$34.03
Granted	540,640	$227.91	624,121	$172.70	648,147	$157.01
Exercised	(2,156,508)	$23.55	(1,188,922)	$31.86	(1,948,236)	$25.79
Forfeited	(133,250)	$187.84	(59,725)	$136.08	(170,711)	$109.23
Expired	(4,364)	$175.86	(1,028)	$36.13	(338)	$31.92
Outstanding as of last day of February	5,691,219	$81.87	7,444,701	$56.33	8,070,255	$44.31
Exercisable	4,456,486	$53.18	5,983,286	$34.12	6,456,382	$26.66

As of February 28, 2019, the aggregate intrinsic value of our options outstanding and exercisable was $527.2 million and $517.9 million, respectively. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 4.5 years and 3.5 years, respectively.

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Fair value of stock options vested	$22.8	$20.3	$20.3
Intrinsic value of stock options exercised	$348.5	$189.9	$260.4
Tax benefit realized from stock options exercised	$82.6	$59.8	$106.0

The weighted average grant-date fair value of stock options granted and the weighted average inputs used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Grant-date fair value	$53.06	$42.88	$40.09
Expected life (1)	5.9 years	5.9 years	5.9 years
Expected volatility (2)	22.3%	26.0%	27.1%
Risk-free interest rate (3)	2.9%	2.0%	1.6%
Expected dividend yield (4)	1.3%	1.2%	1.0%

(1)	Based on historical experience of employees’ exercise behavior for similar type awards.

(2)	Based primarily on historical volatility levels of our Class A Common Stock.

(3)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

(4)	Based on the calculated yield on our Class A Common Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.

A summary of restricted Class A Common Stock activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2019		February 28, 2018		February 28, 2017
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Awards
Outstanding balance as of March 1, Nonvested	3,848	$197.18	4,088	$166.34	4,984	$119.37
Granted	3,914	$214.29	3,848	$197.18	4,088	$166.34
Vested	(3,848)	$197.18	(4,088)	$166.34	(4,984)	$119.37
Outstanding balance as of last day of February, Nonvested	3,914	$214.29	3,848	$197.18	4,088	$166.34

Restricted Stock Units
Outstanding balance as of March 1, Nonvested	286,658	$157.29	455,699	$117.44	917,009	$70.23
Granted	108,545	$226.97	157,200	$178.11	174,187	$156.74
Vested	(39,717)	$129.57	(299,182)	$109.09	(567,643)	$54.29
Forfeited	(41,234)	$182.00	(27,059)	$140.00	(67,854)	$108.56
Outstanding balance as of last day of February, Nonvested	314,252	$181.62	286,658	$157.29	455,699	$117.44

Performance Share Units
Outstanding balance as of March 1, Nonvested	227,720	$177.90	250,333	$141.91	501,261	$92.41
Granted	172,468	$222.92	55,464	$236.79	75,765	$190.33
Performance achievement (1)	(281)	$155.72	55,081	$99.85	105,330	$66.50
Vested	(106,368)	$147.34	(124,512)	$100.73	(359,370)	$60.50
Forfeited	(34,075)	$215.63	(8,646)	$144.57	(72,653)	$144.26
Outstanding balance as of last day of February, Nonvested	259,464	$213.27	227,720	$177.90	250,333	$141.91

(1)	Reflects the net number of awards achieved above (below) target levels based on actual performance measured at the end of the performance period.
The fair value of shares vested for our restricted Class A Common Stock awards is as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Restricted stock awards	$0.8	$0.8	$0.8
Restricted stock units	$9.0	$56.5	$89.4
Performance share units	$24.4	$21.4	$57.2

The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average inputs used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Grant-date fair value	$322.42	$250.30	$204.53
Grant-date price	$228.26	$172.09	$157.33
Performance period	2.9 years	2.9 years	2.8 years
Expected volatility (1)	20.7%	21.5%	20.6%
Risk-free interest rate (2)	2.6%	1.4%	1.0%
Expected dividend yield (3)	0.0%	0.0%	0.0%

(1)	Based primarily on historical volatility levels of our Class A Common Stock.

(2)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.

(3)	No expected dividend yield as units granted earn dividend equivalents.
Employee stock purchase plan –
We have a stock purchase plan (the “Employee Stock Purchase Plan”) under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 28, 2019, February 28, 2018, and February 28, 2017, employees purchased 76,844 shares, 75,023 shares and 77,671 shares, respectively, under this plan.

Other –
As of February 28, 2019, there was $86.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 2.4 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

18.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO CBI:

The computation of basic and diluted net income per common share is as follows:

	For the Years Ended
	February 28, 2019		February 28, 2018		February 28, 2017
	Common Stock		Common Stock		Common Stock
	Class A	Class B	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income attributable to CBI allocated – basic	$3,049.5	$386.4	$2,049.9	$253.5	$1,364.3	$164.3
Conversion of Class B common shares into Class A common shares	386.4	—	253.5	—	164.3	—
Effect of stock-based awards on allocated net income	—	(8.3)	—	(6.3)	—	(3.1)
Net income attributable to CBI allocated – diluted	$3,435.9	$378.1	$2,303.4	$247.2	$1,528.6	$161.2

Weighted average common shares outstanding – basic	167.249	23.321	171.457	23.336	175.934	23.353
Conversion of Class B common shares into Class A common shares	23.321	—	23.336	—	23.353	—
Stock-based awards, primarily stock options	4.962	—	5.952	—	4.812	—
Weighted average common shares outstanding – diluted	195.532	23.321	200.745	23.336	204.099	23.353

Net income per common share attributable to CBI – basic	$18.24	$16.57	$11.96	$10.86	$7.76	$7.04
Net income per common share attributable to CBI – diluted	$17.57	$16.21	$11.47	$10.59	$7.49	$6.90

19.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

Other comprehensive income (loss) attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2017
Other comprehensive income attributable to CBI:
Foreign currency translation adjustments:
Net loss	$(78.3)	$(0.7)	$(79.0)
Reclassification adjustments	111.5	—	111.5
Net gain recognized in other comprehensive income	33.2	(0.7)	32.5
Unrealized loss on cash flow hedges:
Net derivative loss	(34.7)	11.7	(23.0)
Reclassification adjustments	45.2	(14.1)	31.1
Net gain recognized in other comprehensive income	10.5	(2.4)	8.1
Unrealized gain on AFS debt securities:
Net AFS debt securities gain	0.4	0.1	0.5
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	0.4	0.1	0.5
Pension/postretirement adjustments:
Net actuarial gain	0.3	(0.1)	0.2
Reclassification adjustments	11.5	(0.1)	11.4
Net gain recognized in other comprehensive income	11.8	(0.2)	11.6
Other comprehensive income attributable to CBI	$55.9	$(3.2)	$52.7

For the Year Ended February 28, 2018
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain	$147.3	$(1.6)	$145.7
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive income	147.3	(1.6)	145.7
Unrealized gain on cash flow hedges:
Net derivative gain	76.7	(21.5)	55.2
Reclassification adjustments	(2.9)	0.2	(2.7)
Net gain recognized in other comprehensive income	73.8	(21.3)	52.5
Unrealized loss on AFS debt securities:
Net AFS debt securities loss	—	(0.2)	(0.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	—	(0.2)	(0.2)
Pension/postretirement adjustments:
Net actuarial loss	(1.7)	0.6	(1.1)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive income	(1.7)	0.6	(1.1)
Other comprehensive income attributable to CBI	$219.4	$(22.5)	$196.9

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2019
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net loss	$(194.2)	$—	$(194.2)
Reclassification adjustments	—	—	—
Net loss recognized in other comprehensive loss	(194.2)	—	(194.2)
Unrealized gain on cash flow hedges:
Net derivative gain	8.3	5.0	13.3
Reclassification adjustments	(3.6)	0.9	(2.7)
Net gain recognized in other comprehensive loss	4.7	5.9	10.6
Unrealized loss on AFS debt securities:
Net AFS debt securities loss	(0.4)	0.1	(0.3)
Reclassification adjustments	1.9	0.9	2.8
Net gain recognized in other comprehensive loss	1.5	1.0	2.5
Pension/postretirement adjustments:
Net actuarial gain	0.4	(0.1)	0.3
Reclassification adjustments	0.3	(0.1)	0.2
Net gain recognized in other comprehensive loss	0.7	(0.2)	0.5
Share of OCI of equity method investments:
Net gain	38.7	(9.1)	29.6
Reclassification adjustments	—	—	—
Net gain recognized in other comprehensive loss	38.7	(9.1)	29.6
Other comprehensive loss attributable to CBI	$(148.6)	$(2.4)	$(151.0)

Accumulated other comprehensive loss, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Derivative Instruments	Net Unrealized Loss on AFS Debt Securities	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Loss
(in millions)
Balance, February 28, 2018	$(212.3)	$14.5	$(2.5)	$(2.6)	$—	$(202.9)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(194.2)	13.3	(0.3)	0.3	29.6	(151.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.7)	2.8	0.2	—	0.3
Other comprehensive income (loss)	(194.2)	10.6	2.5	0.5	29.6	(151.0)
Balance, February 28, 2019	$(406.5)	$25.1	$—	$(2.1)	$29.6	$(353.9)

20.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

Net sales to our five largest customers represented 32.7%, 32.5% and 32.6% of our net sales for the years ended February 28, 2019, February 28, 2018, and February 28, 2017, respectively. Net sales to our five largest customers are expected to continue to represent a significant portion of our revenues. Net sales to an individual customer which amount to 10% or more of our net sales, and the associated amounts receivable from this customer as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Southern Glazer’s Wine and Spirits
Net sales	12.9%	13.0%	14.1%
Accounts receivable	30.8%	28.1%	32.1%

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

21.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following information sets forth the condensed consolidating balance sheets as of February 28, 2019, and February 28, 2018, the condensed consolidating statements of comprehensive income for the years ended February 28, 2019, February 28, 2018, and February 28, 2017, and the condensed consolidating statements of cash flows for the years ended February 28, 2019, February 28, 2018, and February 28, 2017, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial statements for our Subsidiary Guarantors are not presented because we have determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans or advances.

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2019
Current assets:
Cash and cash equivalents	$11.0	$2.6	$80.0	$—	$93.6
Accounts receivable	435.6	370.6	40.7	—	846.9
Inventories	197.7	1,485.4	609.9	(162.6)	2,130.4
Intercompany receivable	29,712.5	33,775.4	20,050.6	(83,538.5)	—
Prepaid expenses and other	89.9	78.1	446.7	(1.6)	613.1
Total current assets	30,446.7	35,712.1	21,227.9	(83,702.7)	3,684.0
Property, plant and equipment	85.3	786.8	4,395.2	—	5,267.3
Investments in subsidiaries	26,533.8	1,599.6	2,982.1	(31,115.5)	—
Goodwill	—	6,185.5	1,903.3	—	8,088.8
Intangible assets	—	605.0	2,593.1	—	3,198.1
Intercompany notes receivable	3,218.6	—	38.6	(3,257.2)	—
Equity method investments	—	1.7	3,463.9	—	3,465.6
Securities measured as fair value	—	—	3,234.7	—	3,234.7
Deferred income taxes	69.2	—	2,183.3	(69.2)	2,183.3
Other assets	17.3	1.1	91.3	—	109.7
Total assets	$60,370.9	$44,891.8	$42,113.4	$(118,144.6)	$29,231.5

Current liabilities:
Short-term borrowings	$732.5	$—	$59.0	$—	$791.5
Current maturities of long-term debt	1,052.8	12.2	0.2	—	1,065.2
Accounts payable	59.6	141.3	415.8	—	616.7
Intercompany payable	33,787.6	31,428.9	18,322.0	(83,538.5)	—
Other accrued expenses and liabilities	374.3	184.0	156.6	(24.5)	690.4
Total current liabilities	36,006.8	31,766.4	18,953.6	(83,563.0)	3,163.8
Long-term debt, less current maturities	11,743.4	16.0	0.4	—	11,759.8
Intercompany notes payable	38.5	2,694.4	524.3	(3,257.2)	—
Deferred income taxes and other liabilities	31.2	540.5	955.9	(56.9)	1,470.7
Total liabilities	47,819.9	35,017.3	20,434.2	(86,877.1)	16,394.3
CBI stockholders’ equity	12,551.0	9,874.5	21,393.0	(31,267.5)	12,551.0
Noncontrolling interests	—	—	286.2	—	286.2
Total stockholders’ equity	12,551.0	9,874.5	21,679.2	(31,267.5)	12,837.2
Total liabilities and stockholders’ equity	$60,370.9	$44,891.8	$42,113.4	$(118,144.6)	$29,231.5

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2018
Current assets:
Cash and cash equivalents	$4.6	$4.4	$81.3	$—	$90.3
Accounts receivable	2.0	12.6	761.6	—	776.2
Inventories	184.3	1,537.5	546.6	(184.4)	2,084.0
Intercompany receivable	27,680.0	37,937.5	18,940.8	(84,558.3)	—
Prepaid expenses and other	138.4	77.7	311.0	(3.6)	523.5
Total current assets	28,009.3	39,569.7	20,641.3	(84,746.3)	3,474.0
Property, plant and equipment	76.2	775.7	3,937.8	—	4,789.7
Investments in subsidiaries	20,948.7	442.0	5,876.9	(27,267.6)	—
Goodwill	—	6,185.5	1,897.6	—	8,083.1
Intangible assets	—	718.2	2,586.6	—	3,304.8
Intercompany notes receivable	6,236.4	2,435.4	—	(8,671.8)	—
Equity method investments	—	1.9	119.6	—	121.5
Securities measured at fair value	—	—	672.2	—	672.2
Deferred income taxes	17.4	—	—	(17.4)	—
Other assets	15.7	2.8	74.9	—	93.4
Total assets	$55,303.7	$50,131.2	$35,806.9	$(120,703.1)	$20,538.7

Current liabilities:
Short-term borrowings	$266.9	$—	$479.9	$—	$746.8
Current maturities of long-term debt	7.1	15.0	0.2	—	22.3
Accounts payable	63.4	128.3	400.5	—	592.2
Intercompany payable	37,408.2	30,029.7	17,120.4	(84,558.3)	—
Other accrued expenses and liabilities	356.2	199.3	150.5	(27.7)	678.3
Total current liabilities	38,101.8	30,372.3	18,151.5	(84,586.0)	2,039.6
Long-term debt, less current maturities	9,166.9	9.1	241.6	—	9,417.6
Intercompany notes payable	—	5,029.2	3,642.6	(8,671.8)	—
Deferred income taxes and other liabilities	59.9	493.5	553.8	(17.4)	1,089.8
Total liabilities	47,328.6	35,904.1	22,589.5	(93,275.2)	12,547.0
CBI stockholders’ equity	7,975.1	14,227.1	13,200.8	(27,427.9)	7,975.1
Noncontrolling interests	—	—	16.6	—	16.6
Total stockholders’ equity	7,975.1	14,227.1	13,217.4	(27,427.9)	7,991.7
Total liabilities and stockholders’ equity	$55,303.7	$50,131.2	$35,806.9	$(120,703.1)	$20,538.7

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2019
Sales	$2,996.9	$7,323.1	$3,905.8	$(5,341.5)	$8,884.3
Excise taxes	(359.3)	(396.2)	(12.8)	—	(768.3)
Net sales	2,637.6	6,926.9	3,893.0	(5,341.5)	8,116.0
Cost of product sold	(2,060.3)	(5,399.8)	(1,924.2)	5,348.6	(4,035.7)
Gross profit	577.3	1,527.1	1,968.8	7.1	4,080.3
Selling, general and administrative expenses	(548.1)	(908.7)	(233.6)	22.3	(1,668.1)
Operating income	29.2	618.4	1,735.2	29.4	2,412.2
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	3,889.6	(39.4)	482.9	(4,302.5)	30.6
Unrealized net gain on securities measured at fair value	—	—	1,971.2	—	1,971.2
Net gain on sale of unconsolidated investment	—	—	99.8	—	99.8
Interest income	0.6	—	11.4	—	12.0
Intercompany interest income	259.7	647.1	6.3	(913.1)	—
Interest expense	(361.7)	(1.0)	(16.4)	—	(379.1)
Intercompany interest expense	(547.1)	(196.3)	(169.7)	913.1	—
Loss on extinguishment of debt	(1.7)	—	—	—	(1.7)
Income before income taxes	3,268.6	1,028.8	4,120.7	(4,273.1)	4,145.0
(Provision for) benefit from income taxes	167.3	(250.2)	(598.1)	(4.9)	(685.9)
Net income	3,435.9	778.6	3,522.6	(4,278.0)	3,459.1
Net income attributable to noncontrolling interests	—	—	(23.2)	—	(23.2)
Net income attributable to CBI	$3,435.9	$778.6	$3,499.4	$(4,278.0)	$3,435.9

Comprehensive income attributable to CBI	$3,284.9	$777.7	$3,358.4	$(4,136.1)	$3,284.9

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2018
Sales	$2,953.5	$6,822.8	$3,499.6	$(4,953.8)	$8,322.1
Excise taxes	(353.5)	(375.6)	(12.7)	—	(741.8)
Net sales	2,600.0	6,447.2	3,486.9	(4,953.8)	7,580.3
Cost of product sold	(2,080.3)	(4,809.5)	(1,795.7)	4,917.7	(3,767.8)
Gross profit	519.7	1,637.7	1,691.2	(36.1)	3,812.5
Selling, general and administrative expenses	(468.8)	(820.0)	(259.9)	16.0	(1,532.7)
Operating income	50.9	817.7	1,431.3	(20.1)	2,279.8
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	2,515.1	(13.9)	547.8	(3,014.4)	34.6
Unrealized net gain on securities measured at fair value and related activities	—	—	452.6	—	452.6
Interest income	0.4	—	1.9	—	2.3
Intercompany interest income	240.9	491.1	4.2	(736.2)	—
Interest expense	(279.1)	(1.1)	(54.1)	—	(334.3)
Intercompany interest expense	(395.3)	(195.6)	(145.3)	736.2	—
Loss on extinguishment of debt	(81.8)	—	(15.2)	—	(97.0)
Income before income taxes	2,051.1	1,098.2	2,223.2	(3,034.5)	2,338.0
(Provision for) benefit from income taxes	252.3	(74.2)	(180.9)	(19.9)	(22.7)
Net income	2,303.4	1,024.0	2,042.3	(3,054.4)	2,315.3
Net income attributable to noncontrolling interests	—	—	(11.9)	—	(11.9)
Net income attributable to CBI	$2,303.4	$1,024.0	$2,030.4	$(3,054.4)	$2,303.4

Comprehensive income attributable to CBI	$2,500.3	$1,024.4	$2,232.4	$(3,256.8)	$2,500.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Year Ended February 28, 2017
Sales	$2,824.2	$6,252.4	$3,535.1	$(4,560.5)	$8,051.2
Excise taxes	(351.9)	(320.8)	(57.4)	—	(730.1)
Net sales	2,472.3	5,931.6	3,477.7	(4,560.5)	7,321.1
Cost of product sold	(1,974.5)	(4,373.8)	(1,949.9)	4,496.1	(3,802.1)
Gross profit	497.8	1,557.8	1,527.8	(64.4)	3,519.0
Selling, general and administrative expenses	(417.2)	(707.5)	(290.5)	22.8	(1,392.4)
Gain on sale of business	(23.4)	(4.3)	290.1	—	262.4
Operating income	57.2	846.0	1,527.4	(41.6)	2,389.0
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	1,656.1	(31.1)	410.4	(2,008.1)	27.3
Interest income	0.4	—	1.4	—	1.8
Intercompany interest income	227.1	402.7	3.6	(633.4)	—
Interest expense	(280.0)	(1.5)	(53.6)	—	(335.1)
Intercompany interest expense	(311.1)	(197.4)	(124.9)	633.4	—
Income before income taxes	1,349.7	1,018.7	1,764.3	(2,049.7)	2,083.0
(Provision for) benefit from income taxes	178.9	(385.1)	(347.6)	3.5	(550.3)
Net income	1,528.6	633.6	1,416.7	(2,046.2)	1,532.7
Net income attributable to noncontrolling interests	—	—	(4.1)	—	(4.1)
Net income attributable to CBI	$1,528.6	$633.6	$1,412.6	$(2,046.2)	$1,528.6

Comprehensive income attributable to CBI	$1,581.3	$633.5	$1,435.0	$(2,068.5)	$1,581.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2019
Net cash provided by operating activities	$169.8	$353.1	$1,880.4	$(157.0)	$2,246.3

Cash flows from investing activities:
Investments in equity method investees and securities	—	(0.1)	(4,081.4)	—	(4,081.5)
Purchases of property, plant and equipment	(34.4)	(104.2)	(747.7)	—	(886.3)
Purchases of businesses, net of cash acquired	—	(19.5)	(26.1)	—	(45.6)
Proceeds from sale of unconsolidated investment	—	—	110.2	—	110.2
Proceeds from sales of assets	0.6	41.1	30.6	—	72.3
Net proceeds from intercompany notes	525.1	—	—	(525.1)	—
Net investment in equity affiliates	(3,927.8)	(11.1)	—	3,938.9	—
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used in investing activities	(3,436.5)	(93.8)	(4,715.3)	3,413.8	(4,831.8)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(209.5)	209.5	—
Net contributions from equity affiliates	—	25.8	3,965.6	(3,991.4)	—
Net proceeds from (repayments of) intercompany notes	214.9	(256.9)	(483.1)	525.1	—
Proceeds from issuance of long-term debt	3,645.6	—	12.0	—	3,657.6
Proceeds from shares issued under equity compensation plans	63.2	—	—	—	63.2
Net proceeds from (repayments of) short-term borrowings	465.6	—	(420.1)	—	45.5
Dividends paid	(557.7)	—	—	—	(557.7)
Purchases of treasury stock	(504.3)	—	—	—	(504.3)
Principal payments of long-term debt	(19.6)	(17.2)	(26.0)	—	(62.8)
Payments of debt issuance, debt extinguishment and other financing costs	(34.6)	—	—	—	(34.6)
Payments of minimum tax withholdings on stock-based payment awards	—	(12.8)	(0.8)	—	(13.6)
Net cash provided by (used in) financing activities	3,273.1	(261.1)	2,838.1	(3,256.8)	2,593.3

Effect of exchange rate changes on cash and cash equivalents	—	—	(4.5)	—	(4.5)

Net increase (decrease) in cash and cash equivalents	6.4	(1.8)	(1.3)	—	3.3
Cash and cash equivalents, beginning of year	4.6	4.4	81.3	—	90.3
Cash and cash equivalents, end of year	$11.0	$2.6	$80.0	$—	$93.6

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2018
Net cash provided by (used in) operating activities	$(374.5)	$1,288.2	$1,017.7	$—	$1,931.4

Cash flows from investing activities:
Investments in equity method investees and securities	—	(0.1)	(210.8)	—	(210.9)
Purchases of property, plant and equipment	(21.3)	(128.3)	(908.0)	—	(1,057.6)
Purchases of businesses, net of cash acquired	—	(70.9)	(79.2)	—	(150.1)
Proceeds from sales of assets	0.1	—	5.8	—	5.9
Payments related to sale of business	—	—	(5.0)	—	(5.0)
Net proceeds from intercompany notes	265.8	—	3.8	(269.6)	—
Net investment in equity affiliates	(1,355.0)	—	—	1,355.0	—
Other investing activities	(6.2)	—	0.8	—	(5.4)
Net cash used in investing activities	(1,116.6)	(199.3)	(1,192.6)	1,085.4	(1,423.1)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(70.0)	70.0	—
Net contributions from equity affiliates	—	0.9	1,424.1	(1,425.0)	—
Net proceeds from (repayments of) intercompany notes	(211.0)	(1,041.1)	982.5	269.6	—
Proceeds from issuance of long-term debt	5,886.4	—	2,047.0	—	7,933.4
Proceeds from shares issued under equity compensation plan	49.4	—	—	—	49.4
Net proceeds from short-term borrowings	33.3	—	103.9	—	137.2
Dividends paid	(400.1)	—	—	—	(400.1)
Purchases of treasury stock	(1,038.5)	—	—	—	(1,038.5)
Principal payments of long-term debt	(2,717.8)	(19.1)	(4,391.8)	—	(7,128.7)
Payments of debt issuance, debt extinguishment and other financing costs	(115.6)	—	(6.6)	—	(122.2)
Payments of minimum tax withholdings on stock-based payment awards	—	(30.5)	(1.2)	—	(31.7)
Net cash provided by (used in) financing activities	1,486.1	(1,089.8)	87.9	(1,085.4)	(601.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	5.8	—	5.8

Net decrease in cash and cash equivalents	(5.0)	(0.9)	(81.2)	—	(87.1)
Cash and cash equivalents, beginning of year	9.6	5.3	162.5	—	177.4
Cash and cash equivalents, end of year	$4.6	$4.4	$81.3	$—	$90.3

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended February 28, 2017
Net cash provided by operating activities	$341.4	$1,051.5	$958.5	$(655.4)	$1,696.0

Cash flows from investing activities:
Investments in equity method investees and securities	—	(0.1)	(17.0)	—	(17.1)
Purchases of property, plant and equipment	(12.8)	(89.8)	(804.8)	—	(907.4)
Purchases of businesses, net of cash acquired	—	—	(1,111.0)	—	(1,111.0)
Proceeds from sales of assets	0.7	—	1.4	—	2.1
Proceeds from sale of business	(9.9)	—	585.2	—	575.3
Net proceeds from intercompany notes	422.0	—	—	(422.0)	—
Net returns of capital from equity affiliates	470.7	—	—	(470.7)	—
Other investing activities	—	—	(3.7)	—	(3.7)
Net cash provided by (used in) investing activities	870.7	(89.9)	(1,349.9)	(892.7)	(1,461.8)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(868.7)	868.7	—
Net returns of capital to equity affiliates	—	(22.0)	(235.4)	257.4	—
Net proceeds from (repayments of) intercompany notes	(20.2)	(855.4)	453.6	422.0	—
Proceeds from issuance of long-term debt	600.0	—	1,365.6	—	1,965.6
Proceeds from shares issued under equity compensation plans	59.7	—	—	—	59.7
Net proceeds from (repayments of) short-term borrowings	231.0	—	(33.9)	—	197.1
Dividends paid	(315.1)	—	—	—	(315.1)
Purchases of treasury stock	(1,122.7)	—	—	—	(1,122.7)
Principal payments of long-term debt	(767.6)	(20.6)	(183.6)	—	(971.8)
Payments of debt issuance, debt extinguishment and other financing costs	(5.0)	—	(9.1)	—	(14.1)
Payments of minimum tax withholdings on stock-based payment awards	—	(61.9)	(3.0)	—	(64.9)
Excess tax benefits from stock-based payment awards	131.4	—	—	—	131.4
Net cash provided by (used in) financing activities	(1,208.5)	(959.9)	485.5	1,548.1	(134.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5.1)	—	(5.1)

Net increase in cash and cash equivalents	3.6	1.7	89.0	—	94.3
Cash and cash equivalents, beginning of year	6.0	3.6	73.5	—	83.1
Cash and cash equivalents, end of year	$9.6	$5.3	$162.5	$—	$177.4

22.    BUSINESS SEGMENT INFORMATION:

Our internal management financial reporting consists of two business divisions:  (i)  Beer and (ii)  Wine and Spirits, and we report our operating results in three segments:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Corporate Operations and Other. In the Beer segment, our portfolio consists of high-end imported and craft beer brands. We have an exclusive perpetual brand license to import, market and sell in the U.S. our Mexican beer portfolio. In the Wine and Spirits segment, we sell a portfolio that includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations and information technology, as well as our investments in Canopy Growth Corporation and those made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our chief operating decision maker’s evaluation of the operating income performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Cost of product sold
Accelerated depreciation	$(8.9)	$—	$—
Settlements of undesignated commodity derivative contracts	(8.6)	2.3	23.4
Flow through of inventory step-up	(4.9)	(18.7)	(20.1)
Loss on inventory write-down	(3.3)	(19.1)	—
Net gain on undesignated commodity derivative contracts	1.8	7.4	16.3
Other losses	(6.0)	—	(2.2)
Total cost of product sold	(29.9)	(28.1)	17.4

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Selling, general and administrative expenses
Impairment of intangible assets	(108.0)	(86.8)	(37.6)
Net loss on foreign currency derivative contracts associated with acquisition of investment	(32.6)	—	—
Restructuring and other strategic business development costs	(17.1)	(14.0)	(0.9)
Deferred compensation	(16.3)	—	—
Transaction, integration and other acquisition-related costs	(10.2)	(8.1)	(14.2)
Loss on contract termination (1)	—	(59.0)	—
Costs associated with the Canadian Divestiture and related activities	—	(3.2)	(20.4)
Other gains (losses) (2)	10.1	10.5	(2.6)
Total selling, general and administrative expenses	(174.1)	(160.6)	(75.7)

Gain on sale of business	—	—	262.4

Comparable Adjustments, Operating income (loss)	$(204.0)	$(188.7)	$204.1

(1)	Represents a loss incurred in connection with the early termination of a beer glass supply contract with an affiliate of Owens-Illinois.

(2)
Includes a gain of $8.5 million for the year ended February 28, 2019, in connection with the sale of certain non-core assets and a gain of $8.1 million for the year ended February 28, 2018, in connection with the reduction in estimated fair value of a contingent liability associated with a prior period acquisition.

The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. Segment information is as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Beer
Net sales	$5,202.1	$4,660.4	$4,227.3
Segment operating income	$2,042.9	$1,840.2	$1,532.4
Long-lived tangible assets	$4,050.1	$3,611.6	$2,810.0
Total assets	$15,044.1	$12,325.2	$11,325.3
Capital expenditures	$720.0	$882.6	$759.2
Depreciation and amortization	$203.5	$168.8	$114.9

Wine and Spirits
Net sales:
Wine	$2,532.5	$2,556.3	$2,732.7
Spirits	381.4	363.6	361.1
Net sales	$2,913.9	$2,919.9	$3,093.8
Segment operating income	$771.2	$794.1	$792.4
Income from unconsolidated investments	$33.4	$34.4	$29.2
Long-lived tangible assets	$1,125.5	$1,080.7	$992.9
Equity method investments	$79.7	$80.7	$77.6
Total assets	$7,305.7	$7,217.4	$6,976.6
Capital expenditures	$129.5	$151.1	$100.0
Depreciation and amortization	$98.4	$94.0	$99.4

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Corporate Operations and Other
Segment operating loss	$(197.9)	$(165.8)	$(139.9)
Income (loss) from unconsolidated investments	$(16.7)	$0.2	$(0.2)
Long-lived tangible assets	$91.7	$97.4	$129.9
Equity method investments	$3,385.9	$40.8	$21.1
Total assets	$6,881.7	$996.1	$300.5
Capital expenditures	$36.8	$23.9	$48.2
Depreciation and amortization	$28.3	$36.9	$31.4

Comparable Adjustments
Operating income (loss)	$(204.0)	$(188.7)	$204.1
Income (loss) from unconsolidated investments	$2,084.9	$452.6	$(1.7)
Depreciation and amortization	$8.9	$—	$2.2

Consolidated
Net sales	$8,116.0	$7,580.3	$7,321.1
Operating income	$2,412.2	$2,279.8	$2,389.0
Income from unconsolidated investments (1)	$2,101.6	$487.2	$27.3
Long-lived tangible assets	$5,267.3	$4,789.7	$3,932.8
Equity method investments	$3,465.6	$121.5	$98.7
Total assets	$29,231.5	$20,538.7	$18,602.4
Capital expenditures	$886.3	$1,057.6	$907.4
Depreciation and amortization	$339.1	$299.7	$247.9

(1)	Income from unconsolidated investments consists of:	For the Years Ended
		February 28, 2019	February 28, 2018	February 28, 2017
	(in millions)
	Unrealized net gain on securities measured at fair value	$1,971.2	$464.3	$—
	Net gain on sale of unconsolidated investment	99.8	—	—
	Equity in earnings from equity method investees and related activities	30.6	34.6	27.3
	Other (i)	—	(11.7)	—
		$2,101.6	$487.2	$27.3
	(i)	Net loss on foreign currency derivative contracts associated with November 2017 Canopy securities measured at fair value

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in New Zealand, Italy and Canada for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer.

Geographic data is as follows:

	For the Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
(in millions)
Net sales
U.S.	$7,894.8	$7,325.4	$6,797.3
Non-U.S. (primarily Canada)	221.2	254.9	523.8
	$8,116.0	$7,580.3	$7,321.1

	February 28, 2019	February 28, 2018
(in millions)
Long-lived tangible assets
U.S.	$1,127.7	$1,124.5
Non-U.S. (primarily Mexico)	4,139.6	3,665.2
	$5,267.3	$4,789.7

23.    SUBSEQUENT EVENT:

In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices and facilities, for approximately $1.7 billion, subject to certain adjustments (the “Wine and Spirits Transaction”). The Wine and Spirits Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approval, and is expected to close around the end of our first quarter of fiscal 2020. We expect to use the net cash proceeds from the Wine and Spirits Transaction primarily to reduce outstanding borrowings.

24.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	May 31, 2018	August 31, 2018	November 30, 2018	February 28, 2019	Full Year
(in millions, except per share data)
Fiscal 2019
Net sales	$2,047.1	$2,299.1	$1,972.6	$1,797.2	$8,116.0
Gross profit	$1,048.6	$1,168.2	$970.0	$893.5	$4,080.3
Net income attributable to CBI (1)	$743.8	$1,149.5	$303.1	$1,239.5	$3,435.9
Net income per common share attributable to CBI (1) (2):
Basic – Class A Common Stock	$3.93	$6.11	$1.62	$6.57	$18.24
Basic – Class B Convertible Common Stock	$3.57	$5.55	$1.47	$5.97	$16.57
Diluted – Class A Common Stock	$3.77	$5.87	$1.56	$6.37	$17.57
Diluted – Class B Convertible Common Stock	$3.48	$5.41	$1.45	$5.87	$16.21

	QUARTER ENDED
	May 31, 2017	August 31, 2017	November 30, 2017	February 28, 2018	Full Year
(in millions, except per share data)
Fiscal 2018
Net sales	$1,928.5	$2,087.9	$1,801.9	$1,762.0	$7,580.3
Gross profit	$988.3	$1,068.7	$910.3	$845.2	$3,812.5
Net income attributable to CBI (1)	$398.5	$501.6	$492.8	$910.5	$2,303.4
Net income per common share attributable to CBI (1) (2):
Basic – Class A Common Stock	$2.07	$2.59	$2.55	$4.76	$11.96
Basic – Class B Convertible Common Stock	$1.88	$2.36	$2.32	$4.32	$10.86
Diluted – Class A Common Stock	$1.98	$2.49	$2.45	$4.56	$11.47
Diluted – Class B Convertible Common Stock	$1.83	$2.30	$2.26	$4.21	$10.59

(1)	Includes the following:	QUARTER ENDED
	(in millions, net of income tax effect)	May 31, 2018	August 31, 2018	November 30, 2018	February 28, 2019
	Unrealized net gain (loss) on securities measured at fair value	$224.1	$595.1	$(168.4)	$911.7
	Net gain (loss) on sale of unconsolidated investment	$99.5	$(1.6)	$—	$—
	Impairment of intangible assets	$—	$—	$—	$(81.0)

		QUARTER ENDED
		May 31, 2017	August 31, 2017	November 30, 2017	February 28, 2018
	Unrealized net gain on securities measured at fair value	$—	$—	$138.7	$264.0
	Net income tax benefit related to the TCJ Act	$—	$—	$—	$351.2
	Impairment of intangible assets	$(54.4)	$—	$—	$—

(2)
The sum of the quarterly net income per common share for Fiscal 2019 and Fiscal 2018 may not equal the total computed for the respective years as the net income per common share is computed independently for each of the quarters presented and for the full year.

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

(c)
In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)), no changes were identified in our internal control over financial reporting during our fiscal quarter ended February 28, 2019 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 16, 2019, under those sections of the Proxy Statement to be titled “Director Nominees,” and “The Board of Directors and Committees of the Board.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 16, 2019, under those sections of the Proxy Statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 16, 2019, under that section of the Proxy Statement to be titled “Beneficial Ownership.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 28, 2019. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,454,437	(1)	$81.87	(2)	13,345,733	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	6,454,437		$81.87		13,345,733

(1)
Includes 448,966 shares of unvested performance share units and 314,252 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, which ranges from 100% to 200% of the target shares granted. We currently estimate that 152,764 of the target shares granted will be awarded between 100% and 175% of target; 73,532 of the target shares granted will be awarded between 25% and 75% and 33,168 of the target shares granted will not be awarded based upon our expectations as of February 28, 2019, regarding the achievement of specified performance targets.

(2)	Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.

(3)
Includes 1,423,013 shares of Class A Common Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 43,400 shares are subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 16, 2019, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board” and “Certain Relationships and Related Transactions.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 16, 2019, under that section of the Proxy Statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – February 28, 2019, and February 28, 2018

Consolidated Statements of Comprehensive Income for the years ended February 28, 2019, February 28, 2018, and February 28, 2017

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2019, February 28, 2018, and February 28, 2017

Consolidated Statements of Cash Flows for the years ended February 28, 2019, February 28, 2018, and February 28, 2017

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

Item 16. Form 10-K Summary.

None.

INDEX TO EXHIBITS
Exhibit No.
2.1
Subscription Agreement, dated as of August 14, 2018, by and between CBG Holdings LLC and Canopy Growth Corporation, including, among other things, a form of the Amended and Restated Investor Rights Agreement (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 14, 2018, filed August 16, 2018 and incorporated herein by reference). †

2.2
Foreign Exchange Rate Agreement dated October 26, 2018, between CBG Holdings LLC and Canopy Growth Corporation (filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2018 and incorporated herein by reference).

2.3
Asset Purchase Agreement made and entered into by and between the Company and E. & J. Gallo Winery (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2019, filed April 8, 2019 and incorporated herein by reference). †

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.3
By-Laws of the Company, amended and restated as of October 3, 2018 (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2018 and incorporated herein by reference).

4.1
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

4.2
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (no longer outstanding ) (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

4.3
Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference). #

4.4
Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference). #

4.5
Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). #

4.6
Supplemental Indenture No. 6 dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference). #

4.7
Supplemental Indenture No. 7, with respect to 3.875% Senior Notes due 2019, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference). #

4.8
Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference). #

4.9
Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current report on Form 8-K, dated December 4, 2015, filed December 8, 2015 and incorporated herein by reference).

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

4.22
Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 29, 2018, filed October 29, 2018 and incorporated herein by reference).

4.23
Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 29, 2018, filed October 29, 2018 and incorporated herein by reference).

4.24
Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated October 29, 2018, filed October 29, 2018 and incorporated herein by reference).

4.25
Restatement Agreement, dated as of September 14, 2018, by and among the Company, CB International Finance S.à r.l., certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Eighth Amended and Restated Credit Agreement dated as of September 14, 2018, by and among the Company, CB International Financing S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

4.26
Term Loan Credit Agreement, dated as of September 14, 2018, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

10.1
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 18, 2017 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.2
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 1, 2008 and before April 6, 2009) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.3
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference). *#

10.4
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 28, 2014) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference). *#

10.6
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 25, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *#

10.7
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.8
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017 and before April 23, 2018) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.9
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2018) ( filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.10
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 26, 2013 and before April 28, 2014) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2013, filed May 1, 2013 and incorporated herein by reference). *#

10.11
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). * #

10.12
Form of Restricted Stock Unit Agreement with respect to Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015 and before April 25, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference). *

10.13
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.14
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017 and before April 23, 2018) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.15
Form of Restricted Stock Unit Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018) ( filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.16
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *#

10.17
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (providing for ratable vesting over three years) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.18
Form of Performance Share Unit Agreement for Executives with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015 and before April 25, 2016) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference). *

10.19
Form of Performance Share Unit Agreement for Non-Executive Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.20
Form of Performance Share Unit Agreement for Non-Executive Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015 and before April 25, 2016) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2015 and incorporated herein by reference). *

10.21
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.22
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017 and before April 23, 2018) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.23
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018) ( filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.24
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to specified performance criteria) (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.25
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to contingent grants) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2018, filed October 22, 2018 and incorporated herein by reference). *

10.26
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.27
Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference). *#

10.28
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference). *#

10.29
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012 and before July 23, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

10.30
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014 and before July 20, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *#

10.31
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016 and before July 18, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2016, filed July 22, 2016 and incorporated herein by reference). *

10.32
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 18, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.33
Form of Restricted Stock Award Agreement for Directors with respect to awards of restricted stock pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 18, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.34
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 18, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.35
Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2018, filed March 29, 2018 and incorporated herein by reference). *

10.36
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

10.37
Constellation Brands, Inc. Non-Qualified Savings Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 2, 2018, filed October 4, 2018 and incorporated herein by reference). *

10.38
Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference). *#

10.39
First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference). *#

10.40
Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference). *#

10.41
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.42
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.43
First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). *#

10.44
Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference). *#

10.45
Third Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 2, 2018, filed October 4, 2018 and incorporated herein by reference). *

10.46
Amended and Restated Guarantee Agreement, dated as of July 14, 2017, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto and Constellation Brands, Inc., in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2017, filed July 19, 2017 and incorporated herein by reference).

10.47
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

10.48
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its Vice Chairman of the Board (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2008, filed May 21, 2008 and incorporated herein by reference). *#

10.49
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain Other Executive Officers (including F. Paul Hetterich) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2008, filed May 21, 2008 and incorporated herein by reference). *#

10.50
Executive Employment Agreement made as of June 17, 2013, between Constellation Brands, Inc. and Thomas M. Kane (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference). *#

10.51
Executive Employment Agreement made as of January 26, 2015, between Constellation Brands, Inc. and William A. Newlands (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.52
Executive Employment Agreement made as of June 29, 2015, between Constellation Brands, Inc. and David Klein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2015, filed July 2, 2015 and incorporated herein by reference). *

10.53
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain of its Other Executive Officers (including James O. Bourdeau and James A. Sabia, Jr.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2017 and incorporated herein by reference). *

10.54
Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +#

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

101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2019 and February 28, 2018; (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2019, February 28, 2018 and February 28, 2017; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2019, February 28, 2018 and February 28, 2017; (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2019, February 28, 2018 and February 28, 2017; and (v) Notes to Consolidated Financial Statements.

*	Designates management contract or compensatory plan or arrangement.

#	Company’s Commission File No. 001-08495. For filings prior to October 4, 1999, use Commission File No. 000-07570.

†
The exhibits, disclosure schedules and other schedules, as applicable, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Constellation Brands, Inc. agrees to furnish supplementally a copy of such exhibits, disclosure schedules and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

April 23, 2019	CONSTELLATION BRANDS, INC.

	By:	/s/ William A. Newlands
William A. Newlands President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Newlands	/s/ David Klein
William A. Newlands, Director, President and Chief Executive Officer (principal executive officer)	David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
April 23, 2019	April 23, 2019

/s/ Robert Sands	/s/ Richard Sands
Robert Sands, Director and Chairman of the Board	Richard Sands, Director and Vice Chairman of the Board
April 23, 2019	April 23, 2019

/s/ Jennifer M. Daniels	/s/ Jerry Fowden
Jennifer M. Daniels, Director	Jerry Fowden, Director
April 23, 2019	April 23, 2019

/s/ Barry Fromberg	/s/ Robert L. Hanson
Barry Fromberg, Director	Robert L. Hanson, Director
April 23, 2019	April 23, 2019

/s/ Ernesto M. Hernández	/s/ Susan Somersille Johnson
Ernesto M. Hernández, Director	Susan Somersille Johnson, Director
April 23, 2019	April 23, 2019

/s/ James A. Locke III	/s/ Daniel J. McCarthy
James A. Locke III, Director	Daniel J. McCarthy, Director
April 23, 2019	April 23, 2019

/s/ Judy A. Schmeling	/s/ Keith E. Wandell
Judy A. Schmeling, Director	Keith E. Wandell, Director
April 23, 2019	April 23, 2019