Form 10-Q
period 2019-05-31
CONSTELLATION BRANDS, INC.
filed 2019-06-28
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	STZ	New York Stock Exchange
Class B Common Stock	STZ.B	New York Stock Exchange
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

There were 167,239,478 shares of Class A Common Stock, 23,316,564 shares of Class B Common Stock, and 1,018,119 shares of Class 1 Common Stock outstanding as of June 24, 2019.

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

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. Unless otherwise defined herein, refer to the Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q for the definition of capitalized terms used herein. All references to “Fiscal 2019” refer to our fiscal year ended February 28, 2019. All references to “Fiscal 2020” refer to our fiscal year ending February 29, 2020. All references to “$” are to U.S. dollars, all references to “C$” are to Canadian dollars, and all references to “A$” are to Australian dollars.

FINANCIAL STATEMENTS	Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	May 31, 2019	February 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$98.7	$93.6
Accounts receivable	788.3	846.9
Inventories	1,494.1	2,130.4
Prepaid expenses and other	530.9	613.1
Assets held for sale - current	668.9	—
Total current assets	3,580.9	3,684.0
Property, plant, and equipment	5,118.0	5,267.3
Goodwill	7,756.0	8,088.8
Intangible assets	2,847.5	3,198.1
Equity method investments	3,430.4	3,465.6
Securities measured at fair value	2,409.5	3,234.7
Deferred income taxes	2,203.1	2,183.3
Assets held for sale	925.7	—
Other assets	680.0	109.7
Total assets	$28,951.1	$29,231.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$586.4	$791.5
Current maturities of long-term debt	1,065.4	1,065.2
Accounts payable	579.1	616.7
Other accrued expenses and liabilities	708.4	690.4
Total current liabilities	2,939.3	3,163.8
Long-term debt, less current maturities	11,745.8	11,759.8
Deferred income taxes and other liabilities	1,777.8	1,470.7
Total liabilities	16,462.9	16,394.3
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 185,873,845 shares and 185,740,178 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,322,364 shares and 28,322,419 shares, respectively	0.3	0.3
Additional paid-in capital	1,417.0	1,410.8
Retained earnings	13,888.9	14,276.2
Accumulated other comprehensive income (loss)	(355.5)	(353.9)
	14,952.6	15,335.3
Less: Treasury stock –
Class A Common Stock, at cost, 18,636,987 shares and 18,927,966 shares, respectively	(2,775.8)	(2,782.1)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,778.0)	(2,784.3)
Total CBI stockholders’ equity	12,174.6	12,551.0
Noncontrolling interests	313.6	286.2
Total stockholders’ equity	12,488.2	12,837.2
Total liabilities and stockholders’ equity	$28,951.1	$29,231.5
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, except per share data) (unaudited)

	For the Three Months Ended May 31,
	2019	2018
Sales	$2,282.5	$2,230.0
Excise taxes	(185.3)	(182.9)
Net sales	2,097.2	2,047.1
Cost of product sold	(1,068.5)	(998.5)
Gross profit	1,028.7	1,048.6
Selling, general, and administrative expenses	(406.0)	(423.2)
Operating income (loss)	622.7	625.4
Income (loss) from unconsolidated investments	(930.6)	364.4
Interest expense	(114.6)	(87.8)
Income (loss) before income taxes	(422.5)	902.0
(Provision for) benefit from income taxes	185.4	(155.7)
Net income (loss)	(237.1)	746.3
Net income (loss) attributable to noncontrolling interests	(8.3)	(2.5)
Net income (loss) attributable to CBI	$(245.4)	$743.8

Comprehensive income (loss)	$(239.8)	$560.9
Comprehensive (income) loss attributable to noncontrolling interests	(7.2)	7.2
Comprehensive income (loss) attributable to CBI	$(247.0)	$568.1

Net income (loss) per common share attributable to CBI:
Basic – Class A Common Stock	$(1.30)	$3.93
Basic – Class B Convertible Common Stock	$(1.19)	$3.57

Diluted – Class A Common Stock	$(1.30)	$3.77
Diluted – Class B Convertible Common Stock	$(1.19)	$3.48

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.118	168.063
Basic – Class B Convertible Common Stock	23.317	23.326

Diluted – Class A Common Stock	168.118	197.060
Diluted – Class B Convertible Common Stock	23.317	23.326

Cash dividends declared per common share:
Class A Common Stock	$0.75	$0.74
Class B Convertible Common Stock	$0.68	$0.67

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2019	$1.9	$0.3	$1,410.8	$14,276.2	$(353.9)	$(2,784.3)	$286.2	$12,837.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(245.4)	—	—	8.3	(237.1)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(1.6)	—	(1.1)	(2.7)
Comprehensive income (loss)								(239.8)
Dividends declared	—	—	—	(141.9)	—	—	—	(141.9)
Initial recognition of non-controlling interest	—	—	—	—	—	—	20.2	20.2
Shares issued under equity compensation plans	—	—	(9.3)	—	—	6.3	—	(3.0)
Stock-based compensation	—	—	15.5	—	—	—	—	15.5
Balance at May 31, 2019	$1.9	$0.3	$1,417.0	$13,888.9	$(355.5)	$(2,778.0)	$313.6	$12,488.2

Balance at February 28, 2018	$2.6	$0.3	$2,825.3	$9,157.2	$(202.9)	$(3,807.4)	$16.6	$7,991.7
Cumulative effect of change in accounting principle	—	—	—	2,242.0	—	—	—	2,242.0
Comprehensive income (loss):
Net income (loss)	—	—	—	743.8	—	—	2.5	746.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(175.7)	—	(9.7)	(185.4)
Comprehensive income (loss)								560.9
Repurchase of shares	—	—	—	—	—	(100.0)	—	(100.0)
Dividends declared	—	—	—	(140.6)	—	—	—	(140.6)
Shares issued under equity compensation plans	—	—	(7.7)	—	—	2.3	—	(5.4)
Stock-based compensation	—	—	17.2	—	—	—	—	17.2
Balance at May 31, 2018	$2.6	$0.3	$2,834.8	$12,002.4	$(378.6)	$(3,905.1)	$9.4	$10,565.8

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended May 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(237.1)	$746.3

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	827.5	(258.3)
Equity in (earnings) losses of equity method investees, net of distributed (earnings) losses	91.1	(4.7)
Depreciation	86.6	84.2
Stock-based compensation	15.5	17.3
Net (gain) loss on sale of unconsolidated investment	0.1	(101.4)
Deferred tax provision (benefit)	(245.4)	116.2
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable	58.6	(49.3)
Inventories	(20.9)	10.6
Prepaid expenses and other current assets	(8.7)	(54.1)
Accounts payable	(22.3)	14.9
Deferred revenue	53.1	47.3
Other accrued expenses and liabilities	(62.3)	(77.7)
Other	57.3	12.7
Total adjustments	830.2	(242.3)
Net cash provided by (used in) operating activities	593.1	504.0

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(155.7)	(168.2)
Purchase of business, net of cash acquired	(36.2)	(0.8)
Investments in equity method investees	(20.0)	(1.5)
Proceeds from (payments related to) sale of unconsolidated investment	—	110.2
Other investing activities	(1.6)	6.8
Net cash provided by (used in) investing activities	(213.5)	(53.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term borrowings	(205.0)	(77.5)
Dividends paid	(143.0)	(140.5)
Principal payments of long-term debt	(22.9)	(5.9)
Payments of minimum tax withholdings on stock-based payment awards	(13.9)	(12.9)
Proceeds from shares issued under equity compensation plans	10.4	7.6
Purchases of treasury stock	—	(100.0)
Net cash provided by (used in) financing activities	(374.4)	(329.2)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.6)

Net increase (decrease) in cash and cash equivalents	5.1	119.7
Cash and cash equivalents, beginning of period	93.6	90.3
Cash and cash equivalents, end of period	$98.7	$210.0

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$35.6	$138.5
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	4

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
MAY 31, 2019
(unaudited)

1.    BASIS OF PRESENTATION

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (the “2019 Annual Report”), and include the recently adopted accounting guidance described in Note 2 and Note 15 herein. Results of operations for interim periods are not necessarily indicative of annual results.

2.    ACCOUNTING GUIDANCE

Recently adopted accounting guidance
In February 2016, the FASB issued guidance for the accounting for leases. Under this guidance, a lessee recognizes assets and liabilities on its balance sheet for most leases. Lease expense continues to be consistent with previous guidance. Additionally, this guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leasing arrangements.

We adopted the guidance on March 1, 2019, using the modified retrospective approach, accordingly, prior period balances and disclosures have not been restated. We elected the package of transition practical expedients for expired or existing contracts, which retains prior conclusions regarding lease identification, classification, and initial direct costs incurred.

We finalized the implementation of changes to our accounting policies, systems and controls, including a new leasing software to capture the required data for accounting and disclosure. The adoption of this guidance resulted in the recognition of operating lease right-of-use assets of $592.5 million and operating lease liabilities of $619.9 million as of March 1, 2019, and did not have a material impact on our results of operations or liquidity.

For additional information on leases, refer to Note 15.

3.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	May 31, 2019 (1)	February 28, 2019
(in millions)
Raw materials and supplies	$172.8	$182.6
In-process inventories	884.7	1,480.5
Finished case goods	436.6	467.3
	$1,494.1	$2,130.4

(1)	The inventory balance at May 31, 2019, excludes amounts reclassified to assets held for sale (see Note 4).

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	5

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Related party transactions and arrangements
We have an equally-owned glass production plant joint venture with Owens-Illinois. We have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements were $88.5 million and $69.0 million for the three months ended May 31, 2019, and May 31, 2018, respectively.

4.    WINE AND SPIRITS TRANSFORMATION

Wine and Spirits Transaction
In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities (the “Wine and Spirits Transaction”). The Wine and Spirits Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approval, and is expected to close in the second half of calendar 2019. We expect to use the net cash proceeds from the Wine and Spirits Transaction primarily to reduce outstanding borrowings.

In connection with the Wine and Spirits Transaction, certain Wine and Spirits segment net assets have met the held for sale criteria as of May 31, 2019. We have concluded that no impairment existed as of May 31, 2019. The carrying value of assets held for sale consists of the following:

May 31, 2019
(in millions)
Assets
Inventories	$658.8
Prepaid expenses and other	10.1
Assets held for sale - current	668.9

Property, plant, and equipment	179.7
Goodwill	397.3
Intangible assets	347.2
Other assets	1.5
Assets held for sale	925.7

Liabilities
Accounts payable	7.8
Other accrued expenses and liabilities	26.3
Deferred income taxes and other liabilities	0.1
Liabilities held for sale (1)	34.2
Net assets held for sale	$1,560.4

(1)	Liabilities held for sale are included in the Consolidated Balance Sheet as of May 31, 2019, within the respective liability line items noted above.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Wine and Spirits Optimization
We recognized charges in connection with our ongoing efforts to gain efficiencies and reduce our cost structure within the Wine and Spirits segment as follows:

	Results of Operations Location	For the Three Months Ended May 31, 2019
(in millions)
Loss on inventory write-downs	Cost of product sold	$27.2
Contract termination costs	Cost of product sold	15.8
Employee termination costs	Selling, general, and administrative expenses	11.9
Other costs	Selling, general, and administrative expenses	6.3
		$61.2

5.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2019 Annual Report and have not changed significantly for the three months ended May 31, 2019.

We have investments in certain equity securities which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 9). These investments are included in securities measured at fair value and are accounted for at fair value, with the net gain (loss) from the changes in fair value of these investments recognized in income (loss) from unconsolidated investments (see Note 6).

The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2019	February 28, 2019
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,510.1	$1,579.3

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$645.4	$460.3
Commodity derivative contracts	$271.3	$284.7

Credit risk
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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2019, the estimated fair value of derivative instruments in a net liability position due to counterparties was $17.2 million. If we were required to settle the net liability position under these derivative instruments on May 31, 2019, we would have had sufficient available liquidity on hand to satisfy this obligation.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 6):

Assets			Liabilities
	May 31, 2019	February 28, 2019		May 31, 2019	February 28, 2019
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$17.0	$14.1	Other accrued expenses and liabilities	$11.0	$8.8
Other assets	$18.3	$22.1	Deferred income taxes and other liabilities	$9.3	$6.3

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.2	$2.0	Other accrued expenses and liabilities	$2.3	$0.6
Commodity derivative contracts:
Prepaid expenses and other	$3.0	$6.1	Other accrued expenses and liabilities	$11.8	$6.1
Other assets	$1.0	$2.6	Deferred income taxes and other liabilities	$9.5	$5.5

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (Loss) (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Three Months Ended May 31, 2019
Foreign currency contracts	$(2.4)	Sales	$—
		Cost of product sold	3.6
	$(2.4)		$3.6

For the Three Months Ended May 31, 2018
Foreign currency contracts	$(44.9)	Sales	$0.1
		Cost of product sold	4.1
	$(44.9)		$4.2

We expect $12.3 million of net gains, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Three Months Ended May 31, 2019
Commodity derivative contracts	Cost of product sold	$(15.9)
Foreign currency contracts	Selling, general, and administrative expenses	(3.8)
		$(19.7)

For the Three Months Ended May 31, 2018
Commodity derivative contracts	Cost of product sold	$15.4
Foreign currency contracts	Selling, general, and administrative expenses	(1.9)
		$13.5

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair value methodology
The following methods and assumptions are used to estimate the fair value for each class of our financial instruments:

Foreign currency and commodity derivative contracts
The fair value is estimated using market-based inputs, obtained from independent pricing services, entered into valuation models. These valuation models require various inputs, including contractual terms, market foreign exchange prices, market commodity prices, interest-rate yield curves, and currency volatilities, as applicable (Level 2 fair value measurement).

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Canopy investments
Equity securities – The fair value of the November 2017 Canopy Warrants and the November 2018 Canopy Warrants (both as defined in Note 9) is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement). Refer to Note 9, for information on a modification of the November 2018 Canopy Warrants that occurred in June 2019. The inputs used to estimate the fair value of the warrants are as follows:

	May 31, 2019				February 28, 2019
	November 2018 Canopy Warrants		November 2017 Canopy Warrants		November 2018 Canopy Warrants		November 2017 Canopy Warrants
Issue date exercise price (1)	C$	50.40	C$	12.98	C$	50.40	C$	12.98
Valuation date stock price (1)	C$	54.48	C$	54.48	C$	62.38	C$	62.38
Expected life (2)	2.4 years		0.9 years		2.7 years		1.2 years
Expected volatility (3)	72.7%		76.2%		79.3%		87.8%
Risk-free interest rate (4)	1.4%		1.6%		1.8%		1.8%
Expected dividend yield (5)	0.0%		0.0%		0.0%		0.0%

(1)	Based on the closing market price for Canopy common stock on the Toronto Stock Exchange (“TSX”) as of the applicable date.

(2)	Based on the expiration date of the warrants.

(3)	Based on historical volatility levels of the underlying equity security.

(4)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expected life.

(5)	Based on historical dividend levels.
Debt securities, Convertible – In June 2018, we acquired convertible debt securities issued by Canopy for C$200.0 million, or $150.5 million (the “Canopy Debt Securities”). We have elected the fair value option to account for the Canopy Debt Securities, which at that time, provided the greatest level of consistency with the accounting treatment for the November 2017 Canopy Warrants. Interest income on the Canopy Debt Securities is calculated using the effective interest method and is recognized separately from the changes in fair value in interest expense. The Canopy Debt Securities have a contractual maturity of five years from the date of issuance but may be converted prior to maturity by either party upon the occurrence of certain events. At settlement, the Canopy Debt Securities can be settled at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof. The fair value is estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on the implied spread as of the issuance date of the notes. The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	May 31, 2019		February 28, 2019
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	54.48	C$	62.38
Remaining term (3)	4.1 years		4.4 years
Expected volatility (4)	47.6%		45.9%
Risk-free interest rate (5)	1.4%		1.8%
Expected dividend yield (6)	0.0%		0.0%

(1)	Based on the rate which the Canopy Debt Securities may be converted into equity shares, or the equivalent amount of cash, at the option of the issuer.

(2)	Based on the closing market price for Canopy common stock on the TSX as of the applicable date.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(3)	Based on the contractual maturity date of the notes.

(4)	Based on historical volatility levels of the underlying equity security reduced to account for certain risks not incorporated into the option-pricing model.

(5)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the debt securities.

(6)	Based on historical dividend levels.
Short-term borrowings
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

Long-term debt
The term loans under our 2018 Credit Agreement and our Term Credit Agreement (both as defined in Note 12) are variable interest rate bearing notes which include a fixed margin which is adjustable based upon our debt rating. The senior floating rate notes are variable interest rate bearing notes which include a fixed margin. The fair value of the term loans and the senior floating rate notes are estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The fair value of the remaining long-term debt, which is primarily fixed interest rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings, approximate fair value as of May 31, 2019, and February 28, 2019, due to the relatively short maturity of these instruments. As of May 31, 2019, the carrying amount of long-term debt, including the current portion, was $12,811.2 million, compared with an estimated fair value of $13,199.1 million. As of February 28, 2019, the carrying amount of long-term debt, including the current portion, was $12,825.0 million, compared with an estimated fair value of $12,768.5 million.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2019
Assets:
Foreign currency contracts	$—	$36.5	$—	$36.5
Commodity derivative contracts	$—	$4.0	$—	$4.0
Equity securities (1)	$—	$2,228.3	$—	$2,228.3
Canopy Debt Securities (1)	$—	$181.2	$—	$181.2
Liabilities:
Foreign currency contracts	$—	$22.6	$—	$22.6
Commodity derivative contracts	$—	$21.3	$—	$21.3

February 28, 2019
Assets:
Foreign currency contracts	$—	$38.2	$—	$38.2
Commodity derivative contracts	$—	$8.7	$—	$8.7
Equity securities (1)	$—	$3,023.2	$—	$3,023.2
Canopy Debt Securities (1)	$—	$211.5	$—	$211.5
Liabilities:
Foreign currency contracts	$—	$15.7	$—	$15.7
Commodity derivative contracts	$—	$11.6	$—	$11.6

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments are as follows:
		For the Three Months Ended
		May 31, 2019	May 31, 2018
	(in millions)
	November 2017 Canopy Investment (i)	$—	$132.9
	November 2017 Canopy Warrants	(134.1)	125.4
	November 2018 Canopy Warrants	(660.8)	—
	Canopy Debt Securities	(32.6)	—
		$(827.5)	$258.3
	(i)
Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018. For additional information on the November 2017 Canopy Investment, refer to Note 9.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

7.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2018	$5,157.6	$2,925.5	$8,083.1
Purchase accounting allocations (1)	22.3	2.7	25.0
Foreign currency translation adjustments	(12.0)	(7.3)	(19.3)
Balance, February 28, 2019	5,167.9	2,920.9	8,088.8
Purchase accounting allocations (2)	—	72.0	72.0
Foreign currency translation adjustments	(2.4)	(5.1)	(7.5)
Reclassified to assets held for sale (3)	—	(397.3)	(397.3)
Balance, May 31, 2019	$5,165.5	$2,590.5	$7,756.0

(1)	Purchase accounting allocations associated primarily with the acquisition of Four Corners (Beer). See defined acquisition term below.

(2)	Preliminary purchase accounting allocations associated primarily with the acquisition of Nelson’s Green Brier (Wine and Spirits). See defined acquisition term below.

(3)
In connection with the Wine and Spirits Transaction, goodwill associated with the business being sold was reclassified to assets held for sale based on the relative fair values of the portion of the business being sold and the remaining wine and spirits portfolio. The relative fair values were determined using the income approach based on assumptions, including projected revenue growth rates, terminal growth rate, and discount rate and other projected financial information.

Acquisitions
Nelson’s Green Brier
In May 2019, we increased our ownership interest in Nelson’s Green Brier Distillery, LLC (“Nelson’s Green Brier”) to 75%, resulting in consolidation of the business and recognition of a noncontrolling interest. This acquisition included a portfolio of award-winning, Tennessee-based craft bourbon and whiskey products. The preliminary fair value of the business combination was allocated primarily to goodwill, inventory, and property, plant, and equipment. The results of operations of Nelson’s Green Brier are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

We recognized a gain of $11.8 million for the three months ended May 31, 2019, related to the remeasurement of our previously held 20% equity interest in Nelson’s Green Brier to the acquisition-date fair value. This gain is included in selling, general, and administrative expenses within our consolidated results of operations.

Four Corners
In July 2018, we acquired Four Corners Brewing Company LLC, which included a portfolio of high-quality, dynamic, and bicultural, Texas-based craft beers (“Four Corners”). The purchase price was primarily allocated to goodwill, property, plant, and equipment, and trademarks, plus an earn-out over five years based on the performance of the brands. The results of operations of Four Corners are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

8.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	May 31, 2019		February 28, 2019
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.9	$37.8	$89.9	$39.1
Other	20.4	0.7	20.5	0.9
Total	$110.3	38.5	$110.4	40.0

Nonamortizable intangible assets
Trademarks (1)		2,809.0		3,158.1
Total intangible assets		$2,847.5		$3,198.1

(1)	The intangible assets balance at May 31, 2019, excludes trademarks reclassified to assets held for sale.

We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2019, and May 31, 2018. Net carrying amount represents the gross carrying value net of accumulated amortization.

9.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	May 31, 2019		February 28, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment	$3,279.3	35.8%	$3,332.1	36.0%
Other equity method investments	151.1	20%-50%	133.5	20%-50%
	$3,430.4		$3,465.6

In November 2017, we acquired 18.9 million common shares, which represented a 9.9% ownership interest in Ontario, Canada-based Canopy Growth Corporation (the “November 2017 Canopy Investment”), a public company and leading provider of medicinal and recreational cannabis products (“Canopy”), plus warrants which give us the option to purchase an additional 18.9 million common shares of Canopy (the “November 2017 Canopy Warrants”) for C$245.0 million, or $191.3 million. The November 2017 Canopy Warrants were issued with an exercise price of C$12.98 per warrant share and are exercisable as of May 31, 2019. These warrants expire in May 2020.

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

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The November 2018 Canopy Warrants consist of 88.5 million warrants (the “Tranche A Warrants”) and 51.2 million warrants (the “Tranche B Warrants”). The Tranche A Warrants are immediately exercisable at an exercise price of C$50.40 per warrant share. The Tranche B Warrants are exercisable upon the exercise, in full, of the Tranche A Warrants and at an exercise price based on the volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date. The November 2018 Canopy Warrants expire in November 2021 and have been accounted for at fair value from the date of investment.

On November 1, 2018, our ownership interest in Canopy increased to 36.6% which allows us to exercise significant influence, but not control, over Canopy. Therefore, we account for the November 2017 Canopy Investment and the November 2018 Canopy Investment, each of which represents an investment in common shares of Canopy, collectively, under the equity method (the “Canopy Equity Method Investment”). We recognize equity in earnings (losses) for this investment on a two-month lag. Accordingly, we recognized $(106.0) million of equity in earnings (losses) from Canopy’s results of operations for the period January 1, 2019, through March 31, 2019, in our consolidated financial statements for the three months ended May 31, 2019. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities include, among other items, the amortization of the fair value adjustments associated with the definite-lived intangible assets over their estimated useful lives, the flow through of inventory step-up, and unrealized gains associated with changes in our Canopy ownership percentage resulting from periodic equity issuances made by Canopy.

Canopy has various convertible equity securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2017 Canopy Warrants and November 2018 Canopy Warrants. As of May 31, 2019, the conversion of Canopy equity securities held by its employees and/or held by other third parties would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. The exercise of our November 2017 Canopy Warrants as of May 31, 2019, also would not have a significant effect on our share of Canopy’s reported earnings or losses. However, as of May 31, 2019, the exercise of all of the November 2017 Canopy Warrants and the November 2018 Canopy Warrants held by us would result in an increase in our ownership interest in Canopy to greater than 50% and the consolidation of Canopy’s results of operations in our consolidated results of operations with the recognition of an associated noncontrolling ownership interest, as appropriate. This could have a significant effect on our share of Canopy’s reported earnings or losses. As of May 31, 2019, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $5.6 billion based on the terms of the November 2017 Canopy Warrants and the November 2018 Canopy Warrants. Additionally, as of May 31, 2019, the fair value of the Canopy Equity Method Investment was $4,973.1 million based on the closing price of the underlying equity security as of that date.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The following table presents summarized financial information for Canopy presented in accordance with U.S. GAAP. The amounts shown represent 100% of Canopy’s results of operations from January 1, 2019, through March 31, 2019. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s losses from January through March 2019, which was Canopy’s fourth quarter fiscal 2019 results, in our first quarter fiscal 2020 results.

	For the Three Months Ended May 31,
	2019	2018
(in millions)
Net sales	$70.7	NA
Gross profit	$11.3	NA
Net gain (loss)	$(268.9)	NA
Net gain (loss) attributable to Canopy	$(284.1)	NA

NA = Not Applicable

Subsequent event
In June 2019, the Canopy shareholders approved the modification of the terms of the November 2018 Canopy Warrants and certain other rights, and the other required approvals necessary for the modifications to be effective were granted. These changes are the result of Canopy’s intention to acquire Acreage Holdings, Inc. (“Acreage”) upon U.S. Federal cannabis legalization, subject to certain conditions. As a result of the modifications, we continue to have the option to purchase an additional 139.7 million common shares of Canopy upon exercise of the warrants originally received in November 2018; however, this option now consists of three tranches of warrants, including 88.5 million warrants (the “New Tranche A Warrants”), 38.4 million warrants (the “New Tranche B Warrants”), and 12.8 million warrants (the “New Tranche C Warrants”, and collectively with the New Tranche A Warrants and the New Tranche B Warrants, the “New November 2018 Canopy Warrants”). The New Tranche A Warrants have an exercise price of C$50.40 per warrant share and are currently exercisable, but now expire November 1, 2023. The New Tranche B Warrants now have an exercise price of C$76.68 per warrant share and the New Tranche C Warrants have an exercise price based on the volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date. The New Tranche B Warrants and the New Tranche C Warrants now have an expiration date of November 1, 2026. We are currently assessing the impact of the modification of the November 2018 Canopy Warrants and preliminarily expect to recognize a material gain for the second quarter fiscal 2020. If Canopy exercises its right to acquire the shares of Acreage and we were to exercise all of our outstanding November 2017 Canopy Warrants and the New November 2018 Canopy Warrants, our ownership interest in Canopy would no longer be expected to be greater than 50 percent.

10.    OTHER ASSETS

The major components of other assets are as follows:

	May 31, 2019	February 28, 2019
(in millions)
Operating lease right-of-use asset	$575.3	$—
Other	104.7	109.7
	$680.0	$109.7

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

11.    OTHER ACCRUED EXPENSES AND LIABILITIES

The major components of other accrued expenses and liabilities are as follows:

	May 31, 2019	February 28, 2019
(in millions)
Promotions and advertising	$182.6	$181.2
Salaries, commissions, and payroll benefits and withholdings	98.1	163.1
Operating lease liability	75.6	—
Deferred revenue	68.2	15.0
Accrued interest	65.0	107.3
Accrued excise taxes	32.2	21.0
Other	186.7	202.8
	$708.4	$690.4

12.    BORROWINGS

Borrowings consist of the following:

	May 31, 2019			February 28, 2019
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Senior credit facility, Revolving credit loan	$55.0			$59.0
Commercial paper	531.4			732.5
	$586.4			$791.5

Long-term debt
Senior credit facility, Term loan	$5.0	$486.6	$491.6	$492.8
Term loan credit facilities	50.0	1,424.1	1,474.1	1,486.4
Senior notes	998.6	9,822.1	10,820.7	10,816.9
Other	11.8	13.0	24.8	28.9
	$1,065.4	$11,745.8	$12,811.2	$12,825.0

Senior credit facility
The Company, CB International Finance S.à r.l., a wholly-owned subsidiary of ours (“CB International”), certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders are parties to a credit agreement, as amended and restated (the “2018 Credit Agreement”). The 2018 Credit Agreement provides for aggregate credit facilities of $2.5 billion.

Term Credit Agreement
The Company, the Administrative Agent, and certain other lenders are parties to a term loan credit agreement (the “Term Credit Agreement”). The Term Credit Agreement provides for aggregate credit facilities of $1.5 billion, consisting of a $500.0 million three-year term loan facility (the “Three-Year Term Facility”) and a $1.0 billion five-year term loan facility (the “Five-Year Term Facility”).

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

As of May 31, 2019, aggregate credit facilities under the 2018 Credit Agreement and the Term Credit Agreement consist of the following:

	Amount	Maturity		Amount	Maturity
(in millions)
2018 Credit Agreement			Term Credit Agreement
Revolving Credit Facility (1) (2)	$2,000.0	Sept 14, 2023	Three-Year Term Facility (1) (3)	$500.0	Nov 1, 2021
U.S. Term A-1 Facility (1) (3)	500.0	July 14, 2024	Five-Year Term Facility (1) (3)	1,000.0	Nov 1, 2023
	$2,500.0			$1,500.0

(1)
Contractual interest rate varies based on our debt rating (as defined in the respective agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin, or, in certain circumstances where LIBOR cannot be adequately ascertained or available, an alternative benchmark rate plus a margin.

(2)	We and/or CB International are the borrower under the $2,000.0 million Revolving Credit Facility. Includes a sub-facility for letters of credit of up to $200.0 million.

(3)	We are the borrower under the U.S. Term A-1 loan facility, the Three-Year Term Facility, and the Five-Year Term Facility.

As of May 31, 2019, information with respect to borrowings under the 2018 Credit Agreement and the Term Credit Agreement is as follows:

	2018 Credit Agreement		Term Credit Agreement
	Revolving Credit Facility	U.S. Term A-1 Facility (1)	Three-Year Term Facility (1)	Five-Year Term Facility (1)
(in millions)
Outstanding borrowings	$55.0	$491.6	$499.6	$974.5
Interest rate	3.6%	4.0%	3.6%	3.7%
LIBOR margin	1.13%	1.50%	1.13%	1.25%
Outstanding letters of credit	$12.3
Remaining borrowing capacity (2)	$1,400.6

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

(2)
Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2018 Credit Agreement and outstanding borrowings under our commercial paper program of $532.1 million (excluding unamortized discount) (see “Commercial paper program”).

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2018 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2018 Credit Agreement. As of May 31, 2019, we had $531.4 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 2.9% and a weighted average remaining term of 17 days.

Subsequent Event
2019 Term Credit Agreement
In June 2019, the Company and Bank of America, N.A., as Administrative Agent and lender (the “Lender”) entered into a term loan credit agreement (the “2019 Term Credit Agreement”). The 2019 Term Credit Agreement provides for the creation of a $491.3 million five-year term loan facility (the “2019 Five-Year Term Facility”) maturing on June 28, 2024. The 2019 Five-Year Term Facility will be repaid in quarterly payments of principal equal to 1.25% of the original aggregate principal amount of the 2019 Five-Year Term Facility, with the balance due and payable at maturity. We plan to use proceeds from

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

borrowings under the 2019 Term Credit Agreement to repay in full the U.S. Term A-1 Facility under the 2018 Credit Agreement.

The obligations under the 2019 Term Credit Agreement are guaranteed by certain subsidiaries of the Company. The guarantors under the 2019 Term Credit Agreement are the same subsidiary guarantors as under the 2018 Credit Agreement. We and our subsidiaries are subject to covenants that are contained in the 2019 Term Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

13.    INCOME TAXES

Our effective tax rate for the three months ended May 31, 2019 was 43.9% of tax benefit as compared with 17.3% of tax expense for the three months ended May 31, 2018.

For the three months ended May 31, 2019, our effective tax rate was higher than the federal statutory rate of 21% primarily due to the net unrealized loss from the changes in fair value of our investments in Canopy, which has resulted in an overall net loss for the quarter. Our effective tax rate benefited from the following:

•	the reversal of valuation allowances for capital loss carryforwards in connection with the Wine and Spirits Transaction;

•	the recognition of a net income tax benefit from stock-based compensation award activity; and

•	lower effective tax rates applicable to our foreign businesses.

For the three months ended May 31, 2018, our effective tax rate was lower than the federal statutory rate of 21% primarily due to:

•	lower effective tax rates applicable to our foreign businesses;

•	the reversal of valuation allowances in connection with the sale of our Accolade Wine Investment (see Note 20); and

•	the recognition of a net income tax benefit from stock-based compensation award activity.

14.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	May 31, 2019	February 28, 2019
(in millions)
Deferred income taxes	$815.4	$1,029.7
Operating lease liability	527.0	—
Unrecognized tax benefit liabilities	254.8	239.0
Long-term income tax payable	95.4	95.4
Other	85.2	106.6
	$1,777.8	$1,470.7

15.    LEASES

General
We primarily lease certain vineyards, office and production facilities, warehouses, production equipment, and vehicles. We assess service arrangements to determine if an asset is explicitly or

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

implicitly specified in the agreement and if we have the right to control the use of the identified asset. We have concluded that certain grape purchasing arrangements associated with the purchase of grape production yielded from a specified block of a vineyard and certain third-party logistics arrangements contain a lease.

The right-of-use asset is initially measured at cost, which is primarily comprised of the initial amount of the lease liability, plus initial direct costs and lease payments at or before the lease commencement date, less any lease incentives received, and is amortized on a straight-line basis over the remaining lease term. All right-of-use assets are reviewed periodically for impairment. The lease liability is initially measured at the present value of lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate. The incremental borrowing rates are determined using a portfolio approach based on publicly available information in connection with our unsecured borrowing rates adjusted for items including collateral, currency, and the timing in which lease payments are made. We elected to recognize expenses for leases with a term of 12 months or less on a straight-line basis over the lease term and not to recognize these short-term leases on the balance sheet.

Our leases have varying terms with remaining lease terms of up to approximately 30 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

The right-of-use asset and lease liability are calculated including options to extend or to terminate the lease when we determine that it is reasonably certain that we will exercise those options. In making that determination, we consider various existing economic and market factors, business strategies as well as the nature, length, and terms of the agreement. Based on our evaluation using these factors, we concluded that the exercise of renewal options or early termination options would not be reasonably certain in determining the lease term at commencement for leases we currently have in place. Assumptions made at the commencement date are re-evaluated upon occurrence of certain events such as a lease modification.

Certain of our contractual arrangements may contain both lease and non-lease components. Non-lease components are distinct elements of a contract that are not related to securing the use of the leased asset, such as raw materials, common area maintenance and other management costs. We elected to measure the lease liability by combining the lease and non-lease components as a single lease component for all asset classes.

Certain of our leases include variable lease payments, including payments that depend on an index or rate, as well as variable payments for items such as raw materials, labor, property taxes, insurance, maintenance, and other operating expenses associated with leased assets. Certain grape purchasing arrangements include variable payments that will vary depending on certain factors, including weather, time of harvest, overall market conditions, and the agricultural practices and location of the vineyard. In addition, certain third-party logistics arrangements include variable payments that vary depending on throughput. Such variable lease payments are excluded from the calculation of the right-of-use asset and are recognized in the period in which the obligation is incurred.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Balance sheet location
A summary of lease right-of-use assets and liabilities are as follows:

	Balance Sheet Classification	May 31, 2019
(in millions)
Assets
Operating lease	Other assets	$575.3
Finance lease	Property, plant, and equipment	30.3
Total right-of-use assets		$605.6

Liabilities
Current:
Operating lease	Other accrued expenses and liabilities	$75.6
Finance lease	Current maturities of long-term debt	11.8
Non-Current:
Operating lease	Deferred income taxes and other liabilities	527.0
Finance lease	Long-term debt, less current maturities	13.0
Total lease liabilities		$627.4

Lease costs
The components of total lease cost are as follows:

For the Three Months Ended May 31, 2019
(in millions)
Operating lease cost	$23.4
Finance lease cost:
Amortization of right-of-use assets	2.8
Interest on lease liabilities	0.2
Short-term lease cost	3.2
Variable lease cost	42.6
Total lease cost	$72.2

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Lease maturities (1)
As of May 31, 2019, minimum payments due for lease liabilities for the remaining nine months of fiscal 2020 and for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
(in millions)
2020	$74.5	$9.6
2021	93.7	9.4
2022	81.0	5.1
2023	69.4	1.6
2024	63.0	—
2025	53.2	—
Thereafter	310.5	—
Total lease payments	745.3	25.7
Less: Interest	(142.7)	(0.9)
Total lease liabilities	$602.6	$24.8

As of May 31, 2019, we have additional operating leases that have not yet commenced with aggregate minimum payments of approximately $5.7 million on an undiscounted basis.

As of February 28, 2019, future payments were expected to be as follows:

Operating Leases
(in millions)
2020	$59.0
2021	58.2
2022	51.1
2023	47.9
2024	41.2
Thereafter	302.1
Total lease payments	$559.5
(1) For leases with terms in excess of 12 months at inception.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Supplemental information	For the Three Months Ended May 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.5
Operating cash flows from finance leases	$0.2
Financing cash flows from finance leases	$3.6

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$8.0
Finance leases	$—

Weighted-average remaining lease term:
Operating leases	12.0 years
Finance leases	3.4 years

Weighted-average discount rate:
Operating leases	3.7%
Finance leases	2.7%

16.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2019	185,740,178	28,322,419	1,149,624	18,927,966	5,005,800
Conversion of shares	133,667	(55)	(133,612)	—	—
Exercise of stock options (1)	—	—	2,107	(173,725)	—
Vesting of restricted stock units (2)	—	—	—	(88,683)	—
Vesting of performance share units (3)	—	—	—	(29,015)	—
Cancellation of restricted shares	—	—	—	444	—
Balance at May 31, 2019	185,873,845	28,322,364	1,018,119	18,636,987	5,005,800

Balance at February 28, 2018	258,718,356	28,335,387	1,970	90,743,239	5,005,800
Share repurchases	—	—	—	450,508	—
Conversion of shares	5,144	(5,144)	—	—	—
Exercise of stock options	216,946	—	5,118	—	—
Vesting of restricted stock units (2)	—	—	—	(20,392)	—
Vesting of performance share units (3)	—	—	—	(62,352)	—
Balance at May 31, 2018	258,940,446	28,330,243	7,088	91,111,003	5,005,800

(1)	Includes use of Class A Treasury Stock associated with stock option exercises beginning March 1, 2019.

(2)	Net of 48,562 shares and 12,743 shares withheld for the three months ended May 31, 2019, and May 31, 2018, respectively, to satisfy tax withholding requirements.

(3)	Net of 17,439 shares and 44,016 shares withheld for the three months ended May 31, 2019, and May 31, 2018, respectively, to satisfy tax withholding requirements.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2018 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2018 Authorization have become treasury shares.

As of May 31, 2019, total shares repurchased under the 2018 Authorizations are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$995.9	4,632,012

17.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the three months ended May 31, 2018, net income (loss) per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the three months ended May 31, 2018, net income (loss) per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

We have excluded 23,316,600 of Class B Convertible Common Stock and 3,433,414 of shares issuable under the assumed exercise of stock options using the treasury stock method from the calculation of diluted net income (loss) per share for the three months ended May 31, 2019, as the effect of including these would have been anti-dilutive.

The computation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended
	May 31, 2019		May 31, 2018
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(217.7)	$(27.7)	$660.6	$83.2
Conversion of Class B common shares into Class A common shares	—	—	83.2	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	(1.9)
Net income (loss) attributable to CBI allocated – diluted	$(217.7)	$(27.7)	$743.8	$81.3

Weighted average common shares outstanding – basic	168.118	23.317	168.063	23.326
Conversion of Class B common shares into Class A common shares	—	—	23.326	—
Stock-based awards, primarily stock options	—	—	5.671	—
Weighted average common shares outstanding – diluted	168.118	23.317	197.060	23.326

Net income (loss) per common share attributable to CBI – basic	$(1.30)	$(1.19)	$3.93	$3.57
Net income (loss) per common share attributable to CBI – diluted	$(1.30)	$(1.19)	$3.77	$3.48

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

18.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, net unrealized gain (loss) on derivative instruments, net unrealized gain (loss) on available-for-sale (“AFS”) debt securities, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2019
Net income (loss) attributable to CBI			$(245.4)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$18.3	$—	18.3
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	18.3	—	18.3
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(4.4)	1.7	(2.7)
Reclassification adjustments	(2.3)	(0.6)	(2.9)
Net gain (loss) recognized in other comprehensive income (loss)	(6.7)	1.1	(5.6)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	—	0.1
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1
Share of OCI of equity method investments
Net gain (loss)	(18.8)	4.4	(14.4)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(18.8)	4.4	(14.4)
Other comprehensive income (loss) attributable to CBI	$(7.1)	$5.5	(1.6)
Comprehensive income (loss) attributable to CBI			$(247.0)

For the Three Months Ended May 31, 2018
Net income (loss) attributable to CBI			$743.8
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(132.3)	$—	(132.3)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(132.3)	—	(132.3)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(59.1)	16.6	(42.5)
Reclassification adjustments	(4.9)	1.3	(3.6)
Net gain (loss) recognized in other comprehensive income (loss)	(64.0)	17.9	(46.1)
Unrealized gain (loss) on AFS debt securities:
Net AFS debt securities gain (loss)	(0.4)	0.1	(0.3)
Reclassification adjustments	1.9	0.9	2.8
Net gain (loss) recognized in other comprehensive income (loss)	1.5	1.0	2.5
Pension/postretirement adjustments:
Net actuarial gain (loss)	—	—	—
Reclassification adjustments	0.3	(0.1)	0.2
Net gain (loss) recognized in other comprehensive income (loss)	0.3	(0.1)	0.2
Other comprehensive income (loss) attributable to CBI	$(194.5)	$18.8	(175.7)
Comprehensive income (loss) attributable to CBI			$568.1

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2019	$(406.5)	$25.1	$(2.1)	$29.6	$(353.9)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	18.3	(2.7)	0.1	(14.4)	1.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.9)	—	—	(2.9)
Other comprehensive income (loss)	18.3	(5.6)	0.1	(14.4)	(1.6)
Balance, May 31, 2019	$(388.2)	$19.5	$(2.0)	$15.2	$(355.5)

19.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information sets forth the condensed consolidating balance sheets as of May 31, 2019, and February 28, 2019, the condensed consolidating statements of comprehensive income (loss) for the three months ended May 31, 2019, and May 31, 2018, and the condensed consolidating statements of cash flows for the three months ended May 31, 2019, and May 31, 2018, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors are not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors, and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2019 Annual Report, and include the recently adopted accounting guidance described in Note 2 and Note 15 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans, or advances.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at May 31, 2019
Current assets:
Cash and cash equivalents	$3.8	$2.9	$92.0	$—	$98.7
Accounts receivable	301.6	431.6	55.1	—	788.3
Inventories	58.8	1,120.3	548.3	(233.3)	1,494.1
Intercompany receivable	29,531.1	34,805.7	20,653.9	(84,990.7)	—
Prepaid expenses and other	101.2	68.3	408.6	(47.2)	530.9
Assets held for sale - current	157.1	431.5	80.3	—	668.9
Total current assets	30,153.6	36,860.3	21,838.2	(85,271.2)	3,580.9
Property, plant, and equipment	60.6	629.2	4,428.2	—	5,118.0
Investments in subsidiaries	26,460.0	1,604.9	3,083.5	(31,148.4)	—
Goodwill	—	5,788.6	1,967.4	—	7,756.0
Intangible assets	—	343.4	2,504.1	—	2,847.5
Intercompany notes receivable	3,238.3	—	323.1	(3,561.4)	—
Equity method investments	—	1.7	3,428.7	—	3,430.4
Securities measured at fair value	—	—	2,409.5	—	2,409.5
Deferred income taxes	66.0	—	2,203.1	(66.0)	2,203.1
Assets held for sale	30.7	797.6	97.4	—	925.7
Other assets	28.1	347.8	304.1	—	680.0
Total assets	$60,037.3	$46,373.5	$42,587.3	$(120,047.0)	$28,951.1

Current liabilities:
Short-term borrowings	$531.4	$—	$55.0	$—	$586.4
Current maturities of long-term debt	1,053.6	11.5	0.3	—	1,065.4
Accounts payable	46.3	97.7	435.1	—	579.1
Intercompany payable	33,847.1	32,339.5	18,804.1	(84,990.7)	—
Other accrued expenses and liabilities	287.1	338.0	166.1	(82.8)	708.4
Total current liabilities	35,765.5	32,786.7	19,460.6	(85,073.5)	2,939.3
Long-term debt, less current maturities	11,732.8	12.6	0.4	—	11,745.8
Intercompany notes payable	323.1	2,720.7	517.6	(3,561.4)	—
Deferred income taxes and other liabilities	41.3	848.3	954.2	(66.0)	1,777.8
Total liabilities	47,862.7	36,368.3	20,932.8	(88,700.9)	16,462.9
CBI stockholders’ equity	12,174.6	10,005.2	21,340.9	(31,346.1)	12,174.6
Noncontrolling interests	—	—	313.6	—	313.6
Total stockholders’ equity	12,174.6	10,005.2	21,654.5	(31,346.1)	12,488.2
Total liabilities and stockholders’ equity	$60,037.3	$46,373.5	$42,587.3	$(120,047.0)	$28,951.1

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	27

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2019
Current assets:
Cash and cash equivalents	$11.0	$2.6	$80.0	$—	$93.6
Accounts receivable	435.6	370.6	40.7	—	846.9
Inventories	197.7	1,485.4	609.9	(162.6)	2,130.4
Intercompany receivable	29,712.5	33,775.4	20,050.6	(83,538.5)	—
Prepaid expenses and other	89.9	78.1	446.7	(1.6)	613.1
Total current assets	30,446.7	35,712.1	21,227.9	(83,702.7)	3,684.0
Property, plant, and equipment	85.3	786.8	4,395.2	—	5,267.3
Investments in subsidiaries	26,533.8	1,599.6	2,982.1	(31,115.5)	—
Goodwill	—	6,185.5	1,903.3	—	8,088.8
Intangible assets	—	605.0	2,593.1	—	3,198.1
Intercompany notes receivable	3,218.6	—	38.6	(3,257.2)	—
Equity method investments	—	1.7	3,463.9	—	3,465.6
Securities measured at fair value	—	—	3,234.7	—	3,234.7
Deferred income taxes	69.2	—	2,183.3	(69.2)	2,183.3
Other assets	17.3	1.1	91.3	—	109.7
Total assets	$60,370.9	$44,891.8	$42,113.4	$(118,144.6)	$29,231.5

Current liabilities:
Short-term borrowings	$732.5	$—	$59.0	$—	$791.5
Current maturities of long-term debt	1,052.8	12.2	0.2	—	1,065.2
Accounts payable	59.6	141.3	415.8	—	616.7
Intercompany payable	33,787.6	31,428.9	18,322.0	(83,538.5)	—
Other accrued expenses and liabilities	374.3	184.0	156.6	(24.5)	690.4
Total current liabilities	36,006.8	31,766.4	18,953.6	(83,563.0)	3,163.8
Long-term debt, less current maturities	11,743.4	16.0	0.4	—	11,759.8
Intercompany notes payable	38.5	2,694.4	524.3	(3,257.2)	—
Deferred income taxes and other liabilities	31.2	540.5	955.9	(56.9)	1,470.7
Total liabilities	47,819.9	35,017.3	20,434.2	(86,877.1)	16,394.3
CBI stockholders’ equity	12,551.0	9,874.5	21,393.0	(31,267.5)	12,551.0
Noncontrolling interests	—	—	286.2	—	286.2
Total stockholders’ equity	12,551.0	9,874.5	21,679.2	(31,267.5)	12,837.2
Total liabilities and stockholders’ equity	$60,370.9	$44,891.8	$42,113.4	$(118,144.6)	$29,231.5

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	28

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended May 31, 2019
Sales	$629.2	$1,931.9	$1,185.9	$(1,464.5)	$2,282.5
Excise taxes	(76.9)	(105.4)	(3.0)	—	(185.3)
Net sales	552.3	1,826.5	1,182.9	(1,464.5)	2,097.2
Cost of product sold	(420.6)	(1,450.7)	(586.1)	1,388.9	(1,068.5)
Gross profit	131.7	375.8	596.8	(75.6)	1,028.7
Selling, general, and administrative expenses	(113.1)	(263.7)	(33.9)	4.7	(406.0)
Operating income (loss)	18.6	112.1	562.9	(70.9)	622.7
Equity in earnings (losses) of equity method investees and subsidiaries	(139.3)	5.1	(1.3)	32.5	(103.0)
Unrealized net gain (loss) on securities measured at fair value	—	—	(827.5)	—	(827.5)
Net gain (loss) on sale of unconsolidated investment	—	—	(0.1)	—	(0.1)
Interest income	—	—	4.3	—	4.3
Intercompany interest income	38.9	90.9	2.0	(131.8)	—
Interest expense	(118.0)	(0.3)	(0.6)	—	(118.9)
Intercompany interest expense	(88.6)	(26.4)	(16.8)	131.8	—
Income (loss) before income taxes	(288.4)	181.4	(277.1)	(38.4)	(422.5)
(Provision for) benefit from income taxes	43.0	(40.3)	169.7	13.0	185.4
Net income (loss)	(245.4)	141.1	(107.4)	(25.4)	(237.1)
Net income (loss) attributable to noncontrolling interests	—	—	(8.3)	—	(8.3)
Net income (loss) attributable to CBI	$(245.4)	$141.1	$(115.7)	$(25.4)	$(245.4)

Comprehensive income (loss) attributable to CBI	$(247.0)	$140.8	$(126.3)	$(14.5)	$(247.0)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended May 31, 2018
Sales	$682.6	$1,881.2	$1,007.6	$(1,341.4)	$2,230.0
Excise taxes	(78.8)	(100.9)	(3.2)	—	(182.9)
Net sales	603.8	1,780.3	1,004.4	(1,341.4)	2,047.1
Cost of product sold	(486.8)	(1,322.1)	(498.3)	1,308.7	(998.5)
Gross profit	117.0	458.2	506.1	(32.7)	1,048.6
Selling, general, and administrative expenses	(141.3)	(238.7)	(49.5)	6.3	(423.2)
Operating income (loss)	(24.3)	219.5	456.6	(26.4)	625.4
Equity in earnings (losses) of equity method investees and subsidiaries	910.6	(12.5)	147.2	(1,040.6)	4.7
Unrealized net gain (loss) on securities measured at fair value	—	—	258.3	—	258.3
Net gain (loss) on sale of unconsolidated investment	—	—	101.4	—	101.4
Interest income	—	—	0.4	—	0.4
Intercompany interest income	67.6	158.8	0.9	(227.3)	—
Interest expense	(80.3)	(0.3)	(7.6)	—	(88.2)
Intercompany interest expense	(133.6)	(49.5)	(44.2)	227.3	—
Income (loss) before income taxes	740.0	316.0	913.0	(1,067.0)	902.0
(Provision for) benefit from income taxes	3.8	(76.9)	(96.1)	13.5	(155.7)
Net income (loss)	743.8	239.1	816.9	(1,053.5)	746.3
Net income (loss) attributable to noncontrolling interests	—	—	(2.5)	—	(2.5)
Net income (loss) attributable to CBI	$743.8	$239.1	$814.4	$(1,053.5)	$743.8

Comprehensive income (loss) attributable to CBI	$568.1	$238.5	$638.2	$(876.7)	$568.1

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	29

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2019
Net cash provided by (used in) operating activities	$(36.8)	$190.8	$439.1	$—	$593.1

Cash flows from investing activities:
Purchases of property, plant, and equipment	(12.6)	(19.8)	(123.3)	—	(155.7)
Purchases of business, net of cash acquired	—	—	(36.2)	—	(36.2)
Investments in equity method investees	—	—	(20.0)	—	(20.0)
Net proceeds from (repayments of) intercompany notes	(158.8)	—	—	158.8	—
Net contributions from (investment in) equity affiliates	(77.1)	—	—	77.1	—
Other investing activities	0.2	—	(1.8)	—	(1.6)
Net cash provided by (used in) investing activities	(248.3)	(19.8)	(181.3)	235.9	(213.5)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(13.5)	13.5	—
Net contributions from (investment in) equity affiliates	—	—	90.6	(90.6)	—
Net proceeds from (repayments of) intercompany notes	625.3	(153.1)	(313.4)	(158.8)	—
Net proceeds from (repayments of) short-term borrowings	(201.0)	—	(4.0)	—	(205.0)
Dividends paid	(143.0)	—	—	—	(143.0)
Principal payments of long-term debt	(13.8)	(4.1)	(5.0)	—	(22.9)
Payments of minimum tax withholdings on stock-based payment awards	—	(13.5)	(0.4)	—	(13.9)
Proceeds from shares issued under equity compensation plans	10.4	—	—	—	10.4
Net cash provided by (used in) financing activities	277.9	(170.7)	(245.7)	(235.9)	(374.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	(7.2)	0.3	12.0	—	5.1
Cash and cash equivalents, beginning of period	11.0	2.6	80.0	—	93.6
Cash and cash equivalents, end of period	$3.8	$2.9	$92.0	$—	$98.7

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	30

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended May 31, 2018
Net cash provided by (used in) operating activities	$(133.6)	$329.1	$308.5	$—	$504.0

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3.9)	(26.8)	(137.5)	—	(168.2)
Purchases of business, net of cash acquired	—	—	(0.8)	—	(0.8)
Investments in equity method investees	—	—	(1.5)	—	(1.5)
Proceeds from (payments related to) sale of unconsolidated investment	—	—	110.2	—	110.2
Net proceeds from (repayments of) intercompany notes	265.3	80.5	1.3	(347.1)	—
Net contributions from (investment in) equity affiliates	2.1	—	—	(2.1)	—
Other investing activities	0.3	0.5	6.0	—	6.8
Net cash provided by (used in) investing activities	263.8	54.2	(22.3)	(349.2)	(53.5)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(17.0)	17.0	—
Net contributions from (investment in) equity affiliates	—	6.8	8.1	(14.9)	—
Net proceeds from (repayments of) intercompany notes	132.3	(374.8)	(104.6)	347.1	—
Net proceeds from (repayments of) short-term borrowings	(27.7)	—	(49.8)	—	(77.5)
Dividends paid	(140.5)	—	—	—	(140.5)
Principal payments of long-term debt	(1.2)	(4.6)	(0.1)	—	(5.9)
Payments of minimum tax withholdings on stock-based payment awards	—	(12.3)	(0.6)	—	(12.9)
Proceeds from shares issued under equity compensation plans	7.6	—	—	—	7.6
Purchases of treasury stock	(100.0)	—	—	—	(100.0)
Net cash provided by (used in) financing activities	(129.5)	(384.9)	(164.0)	349.2	(329.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.6)	—	(1.6)

Net increase (decrease) in cash and cash equivalents	0.7	(1.6)	120.6	—	119.7
Cash and cash equivalents, beginning of period	4.6	4.4	81.3	—	90.3
Cash and cash equivalents, end of period	$5.3	$2.8	$201.9	$—	$210.0

20.    BUSINESS SEGMENT INFORMATION

Through February 28, 2019, our internal management financial reporting consisted of two business divisions:  (i)  Beer and (ii)  Wine and Spirits. Beginning March 1, 2019, as a result of our November 2018 Canopy Investment and a change in our chief operating decision maker (“CODM”) on March 1, 2019, we have changed our internal management financial reporting to consist of three business

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	31

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

divisions:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Canopy. Consequently, as of May 31, 2019, we report our operating results in four segments:  (i)  Beer, (ii)  Wine and Spirits, (iii)  Corporate Operations and Other, and (iv)  Canopy. The Canopy Equity Method Investment makes up the Canopy segment.

In the Beer segment, our portfolio consists of high-end imported and craft beer brands. We have an exclusive perpetual brand license to import, market, and sell in the U.S. our Mexican beer portfolio. In the Wine and Spirits segment, we sell a portfolio that includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2019	2018
(in millions)
Cost of product sold
Strategic business development costs	$(44.5)	$—
Settlements of undesignated commodity derivative contracts	(30.0)	(1.5)
Accelerated depreciation	(3.5)	(3.4)
Flow through of inventory step-up	(0.4)	(0.6)
Net gain (loss) on undesignated commodity derivative contracts	15.9	15.4
Loss on inventory write-down	—	(1.5)
Total cost of product sold	(62.5)	8.4

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(23.6)	(4.3)
Transaction, integration, and other acquisition-related costs	(2.3)	—
Deferred compensation	—	(16.3)
Other gains (losses) (1)	13.4	—
Total selling, general, and administrative expenses	(12.5)	(20.6)
Comparable Adjustments, Operating income (loss)	$(75.0)	$(12.2)

(1)	Includes a gain of $11.8 million for the three months ended May 31, 2019, in connection with the increase in our ownership interest in Nelson’s Green Brier.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	32

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2019 Annual Report, and include the recently adopted accounting guidance described in Note 2 and Note 15 herein. Amounts included below for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included in the information below and subsequently eliminated in order to reconcile to our consolidated financial statements. Segment information is as follows:

	For the Three Months Ended May 31,
	2019	2018
(in millions)
Beer
Net sales	$1,477.4	$1,375.1
Segment operating income (loss)	$580.6	$520.0
Capital expenditures	$102.1	$136.5
Depreciation and amortization	$54.3	$49.5

Wine and Spirits
Net sales:
Wine	$535.0	$591.8
Spirits	84.8	80.2
Net sales	$619.8	$672.0
Segment operating income (loss)	$160.8	$167.8
Income (loss) from unconsolidated investments	$4.0	$4.8
Equity method investments	$82.7	$85.0
Capital expenditures	$26.9	$27.8
Depreciation and amortization	$25.0	$24.4

Corporate Operations and Other
Segment operating income (loss)	$(43.7)	$(50.2)
Income (loss) from unconsolidated investments	$(1.1)	$(0.1)
Equity method investments	$68.4	$42.2
Capital expenditures	$26.7	$3.9
Depreciation and amortization	$5.3	$8.4

Canopy
Net sales	$70.7	NA
Segment operating income (loss)	$(170.0)	NA
Capital expenditures	$112.2	NA
Depreciation and amortization	$17.6	NA

Consolidation and Eliminations
Net sales	$(70.7)	$—
Operating income (loss)	$170.0	$—
Income (loss) from unconsolidated investments	$(54.4)	$—
Equity method investments	$3,279.3	$—
Capital expenditures	$(112.2)	$—
Depreciation and amortization	$(17.6)	$—

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	33

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Three Months Ended May 31,
	2019	2018
(in millions)
Comparable Adjustments
Operating income (loss)	$(75.0)	$(12.2)
Income (loss) from unconsolidated investments	$(879.1)	$359.7
Depreciation and amortization	$3.5	$3.4

Consolidated
Net sales	$2,097.2	$2,047.1
Operating income (loss)	$622.7	$625.4
Income (loss) from unconsolidated investments (1)	$(930.6)	$364.4
Equity method investments	$3,430.4	$127.2
Capital expenditures	$155.7	$168.2
Depreciation and amortization	$88.1	$85.7

(1)	Income (loss) from unconsolidated investments consists of:
			For the Three Months Ended
			May 31, 2019	May 31, 2018
		(in millions)
		Unrealized net gain (loss) on securities measured at fair value	$(827.5)	$258.3
		Net gain (loss) on sale of unconsolidated investment (i)	(0.1)	101.4
		Equity in earnings (losses) from equity method investees	(103.0)	4.7
			$(930.6)	$364.4

	(i)
In May 2018, we completed the sale of our remaining interest in our previously-owned Australian and European business (the “Accolade Wine Investment”) for A$149.1 million, or $113.6 million, subject to closing adjustments. We received cash proceeds, net of direct costs to sell, of $110.2 million and a note receivable of $3.4 million. This interest consisted of an investment accounted for under the cost method and available-for-sale debt securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows, and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2019 Annual Report. This MD&A is organized as follows:

•	Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•	Strategy. This section provides a description of our strategy and a discussion of recent developments, significant investments, acquisitions, and divestitures.

•	Results of operations. This section provides an analysis of our results of operations presented on a business segment basis for the three months ended May 31, 2019 (“First Quarter 2020”)

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	34

MD&A	Table of Contents

and May 31, 2018 (“First Quarter 2019”). In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

•
Financial liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, and a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments, as well as a discussion of other financing arrangements.

OVERVIEW

We are an international beverage alcohol company with a broad portfolio of consumer-preferred high-end imported and craft beer brands, and higher-end wine and spirits brands. Many of our products are recognized as leaders in their respective categories. We are the number one U.S. sales growth driver at retail among beverage alcohol suppliers. In the U.S. market, we are the third-largest beer company and a leading higher-end wine company.

Through February 28, 2019, our internal management financial reporting consisted of two business divisions:  (i)  Beer and (ii)  Wine and Spirits. Beginning March 1, 2019, as a result of our November 2018 Canopy Investment and a change in our CODM on March 1, 2019, we have changed our internal management financial reporting to consist of three business divisions:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Canopy. Consequently, as of May 31, 2019, we report our operating results in four segments:  (i)  Beer, (ii)  Wine and Spirits, (iii)  Corporate Operations and Other, and (iv)  Canopy. Our Canopy Equity Method Investment makes up the Canopy segment.

In the Beer segment, our portfolio consists of high-end imported and craft beer brands. We have an exclusive perpetual brand license to import, market, and sell in the U.S. our Mexican beer portfolio. In the Wine and Spirits segment, our portfolio includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The new business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

STRATEGY

Our overall strategy is to drive industry-leading growth and shareholder value by building brands that people love when celebrating big moments or enjoying quiet ones. We position our portfolio to benefit from the consumer-led trend towards premiumization, which we believe will continue to result in faster growth rates in the higher-end of the beer, wine, and spirits categories. We focus on developing our expertise in consumer insights and category management, as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we focus on targeted acquisitions of, and investments in, businesses that are higher-margin, higher-growth, consumer-led, have a low integration risk, and/or fill a gap in our portfolio. We also strive to identify, meet, and stay ahead of evolving consumer trends and market dynamics (see “Investments and Acquisitions – Canopy Investments”).

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	35

MD&A	Table of Contents

We strive to strengthen our portfolio of higher-end beer, wine, and spirits brands and differentiate ourselves through:

•
leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio and to provide for cross promotional opportunities;

•	strengthening relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;

•	investing in brand building and innovation activities;

•	positioning ourselves for success with consumer-led products that identify, meet, and stay ahead of evolving consumer trends and market dynamics;

•	realizing operating efficiencies through expanding and enhancing production capabilities and maximizing asset utilization; and

•	developing employees to enhance performance in the marketplace.

Our business strategy for the Beer segment focuses on leading the high-end segment of the U.S. beer market and includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands, and continued expansion, construction, and optimization activities for our Mexico beer operations. Additionally, in an effort to more fully compete in growing sectors of the high-end segment of the U.S. beer market, we have made acquisitions of high-quality, regional craft beer brands and leveraged our innovation capabilities to introduce new brands that align with consumer trends.

In connection with our business strategy for the Beer segment, we have more than tripled the production capacity of our brewery located in Nava, Coahuila, Mexico since its June 2013 acquisition. In addition, construction of a new, state-of-the-art brewery in Mexicali, Baja California, Mexico is progressing and we are continuing to invest to expand our brewery operations in Obregon, Sonora, Mexico, which was acquired in December 2016. Expansion, construction, and optimization efforts continue under our previously-announced Mexico beer expansion projects to align with our anticipated future growth expectations.

Our business strategy for the Wine and Spirits segment is to build an industry-leading portfolio of higher-end wine and spirits brands. We are investing to meet the evolving needs of consumers; building brands through consumer insights, sensory expertise, and innovation; and refreshing existing brands, as we continue to focus on moving our branded wine and spirits portfolio towards a higher-margin, higher-growth portfolio of brands. We dedicate a large share of our sales and marketing resources to well-known wine and spirits brands sold in the U.S., which comprise the U.S. Power Brands (“Power Brands”), as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally hold strong positions in their respective price categories. These brands and/or portfolio of brands include:

Wine Brands			Wine Portfolio of Brands	Spirits Brands
● 7 Moons	● Cuvée Sauvage	● Nobilo	● Charles Smith	● Casa Noble
● Auros	● Drylands	● Ruffino	● Prisoner	● High West
● Champagne Palmer & Co	● Kim Crawford	● SIMI	● Robert Mondavi	● Mi CAMPO
● Cooper & Thief	● Meiomi	● Spoken Barrel	● Schrader	● SVEDKA
● Crafters Union	● Mount Veeder			● The Real McCoy
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

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	36

MD&A	Table of Contents

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

Marketing, sales, and distribution of our products are managed on a geographic basis in order to fully leverage leading market positions. In addition, market dynamics and consumer trends vary across each of our markets. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, craft beer, branded wine, and spirits categories, with generally separate distribution networks utilized for (i)  our beer portfolio and (ii)  our wine and spirits portfolio. The environment for our products is competitive in each of our markets.

We complemented our total beverage alcohol strategy in an adjacent category by making investments in Canopy, a world-leading, diversified cannabis company. These investments are consistent with our long-term strategy to identify, meet, and stay ahead of evolving consumer trends and market dynamics, and they represent a significant expansion of our strategic relationship to position Canopy as a global leader in cannabis production, branding, intellectual property, and retailing.

We remain committed to our long-term financial model of growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth, maintain our targeted leverage ratio, and pay quarterly cash dividends.

Recent Developments

Wine and Spirits Transaction
In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities. The Wine and Spirits Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approval. We expect to use the net cash proceeds from this transaction primarily to reduce outstanding borrowings. We expect the Wine and Spirits Transaction to close in the second half of calendar 2019. The Wine and Spirits Transaction is consistent with our strategic focus on higher-margin, higher-growth brands. For additional information regarding the Wine and Spirits Transaction, refer to Note 4 of the Financial Statements.

In connection with the Wine and Spirits Transaction, we have net assets of $1,560.4 million that have met the held for sale criteria as of May 31, 2019. Selected financial information included in our results of operations for First Quarter 2020 for the portion of the wine and spirits business we expect to sell is as follows:

	Net Sales	Gross Profit	Marketing
(in millions)
Wine and Spirits segment results	$240.3	$94.1	$3.0

Canopy Warrants Modification
In June 2019, the Canopy shareholders approved the modification of the terms of the November 2018 Canopy Warrants and certain other rights, and the other required approvals necessary for the modification to be effective were granted. These changes are a result of Canopy’s intention to acquire Acreage Holdings, Inc. upon U.S. Federal cannabis legalization, subject to certain conditions. The New November 2018 Canopy Warrants are accounted for at fair value. We are currently assessing the impact of the modification of the November 2018 Canopy Warrants and preliminarily expect to recognize a material gain in second quarter fiscal 2020. Additionally, we expect the fair value of the New November

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	37

MD&A	Table of Contents

2018 Canopy Warrants to be volatile in future periods. For additional information regarding the Canopy warrants modification, refer to Note 9 of the Financial Statements.

Investments and Acquisitions

Canopy Segment
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

We recognized an unrealized net gain (loss) from the changes in fair value of these investments accounted for at fair value in income (loss) from unconsolidated investments as follows:

Date of Investment	Investment	First Quarter 2020	First Quarter 2019
(in millions)
Nov 2017	Common shares (1)	$—	$132.9
Nov 2017	Warrants	(134.1)	125.4
June 2018	Convertible debt securities	(32.6)	—
Nov 2018	Warrants	(660.8)	—
		$(827.5)	$258.3

(1)	Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018 (see Note 9 of the Financial Statements).

(2)
Includes $17.2 million of direct acquisition costs capitalized under the equity method cost accumulation model. Excludes $7.3 million of direct acquisition costs associated with the investment in warrants which are expensed as incurred in selling, general, and administrative expenses.

We expect the fair value of the Canopy investments accounted for at fair value to be volatile in future periods. Additionally, since November 1, 2018, we recognize equity in earnings (losses) for our Canopy Equity Method Investment on a two-month lag. Accordingly, we recognized our share of Canopy’s fourth quarter fiscal 2019 earnings (losses) from January through March 2019, in our First Quarter 2020 results. We expect Canopy’s earnings to be volatile in future periods.

As of May 31, 2019, the conversion of Canopy equity securities held by its employees and/or held by other third parties would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	38

MD&A	Table of Contents

to allow us to maintain our relative ownership interest. As of May 31, 2019, the exercise of all of the November 2017 Canopy Warrants and the November 2018 Canopy Warrants held by us would result in an increase in our ownership interest in Canopy to greater than 50% and the consolidation of Canopy’s results of operations in our consolidated results of operations with the recognition of an associated noncontrolling ownership interest, as appropriate. However, as a result of the June 2019 modification, if Canopy exercises its right to acquire the shares of Acreage and we were to exercise all of our outstanding November 2017 Canopy Warrants and the New November 2018 Canopy Warrants, our ownership interest in Canopy would no longer be greater than 50 percent.

As previously noted, these investments are consistent with our long-term strategy to identify, meet, and stay ahead of evolving consumer trends and market dynamics, and they represent a significant expansion of our strategic relationship to position Canopy as a global leader in cannabis production, branding, intellectual property, and retailing.

Beer Segment
Four Corners Acquisition
In July 2018, we acquired Four Corners, which primarily included the acquisition of operations, goodwill, property, plant, and equipment, and trademarks. This acquisition included a portfolio of high-quality, dynamic, and bicultural, Texas-based craft beers which further strengthened our position in the high-end segment of the U.S. beer market. The results of operations of Four Corners are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

Wine and Spirits Segment
Nelson’s Green Brier
In May 2019, we increased our ownership interest in Nelson’s Green Brier to 75%, resulting in consolidation of the business and recognition of a noncontrolling interest. This acquisition included a portfolio of award-winning, Tennessee-based craft bourbon and whiskey products. The preliminary fair value of the business combination was allocated primarily to goodwill, inventory, and property, plant, and equipment. The results of operations of Nelson’s Green Brier are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

For additional information on these investments and acquisitions, refer to Notes 6, 7, 9, and 20 of the Financial Statements.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

For First Quarter 2020 and First Quarter 2019:

•
Our results of operations were negatively impacted by an unrealized net loss from the changes in fair value of our investments in Canopy, partially offset by continued improvements within the Beer segment.

•	Net sales increased 2% primarily due to an increase in Beer net sales driven predominantly by volume growth and a favorable impact from pricing within our Mexican beer portfolio.

•
Operating income (loss) remained flat largely due to the net sales volume growth and favorable impact from pricing within our Mexican beer portfolio being offset by restructuring and other strategic costs incurred in connection with ongoing efforts to gain efficiencies and reduce our cost structure primarily within the Wine and Spirits segment.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	39

MD&A	Table of Contents

•
Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI decreased significantly primarily due to an unrealized net loss from the changes in fair value of our investments in Canopy for First Quarter 2020 as compared with an unrealized net gain for First Quarter 2019.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	First Quarter 2020	First Quarter 2019
(in millions)
Cost of product sold
Strategic business development costs	$(44.5)	$—
Settlements of undesignated commodity derivative contracts	(30.0)	(1.5)
Accelerated depreciation	(3.5)	(3.4)
Flow through of inventory step-up	(0.4)	(0.6)
Net gain (loss) on undesignated commodity derivative contracts	15.9	15.4
Loss on inventory write-down	—	(1.5)
Total cost of product sold	(62.5)	8.4

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(23.6)	(4.3)
Transaction, integration, and other acquisition-related costs	(2.3)	—
Deferred compensation	—	(16.3)
Other gains (losses)	13.4	—
Total selling, general, and administrative expenses	(12.5)	(20.6)
Comparable Adjustments, Operating income (loss)	$(75.0)	$(12.2)

Income (loss) from unconsolidated investments	$(879.1)	$359.7

Cost of Product Sold
Strategic Business Development Costs
We recognized costs primarily in connection with losses on write-downs of excess inventory and contract terminations resulting from our ongoing efforts to optimize our portfolio, gain efficiencies, and reduce our cost structure within the Wine and Spirits segment.

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

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	40

MD&A	Table of Contents

undesignated commodity derivative contracts is reported in the appropriate operating segment, allowing the results of our operating segments to reflect the economic effects of the commodity derivative contracts without the resulting unrealized mark to fair value volatility.

Selling, General, and Administrative Expenses
Restructuring and Other Strategic Business Development Costs
We recognized costs primarily in connection with (i)  costs from our ongoing efforts to gain efficiencies and reduce our cost structure in connection with a program intended to optimize the Wine and Spirits segment (First Quarter 2020) and (ii)  costs recognized in connection with the development of a program specifically intended to identify opportunities for further streamlining of processes and improving capabilities, linking strategy with execution, prioritizing resources, and enabling a new enterprise resource planning system (First Quarter 2020 and First Quarter 2019).

Transaction, Integration, and Other Acquisition-Related Costs
We recognized transaction, integration, and other acquisition-related costs in connection with our acquisitions, divestitures, and investments.

Deferred Compensation
We recognized an adjustment related to prior periods to correct for previously unrecognized deferred compensation costs associated with certain employment agreements.

Other Gains (Losses)
We recognized a gain primarily in connection with the remeasurement of our previously held equity interest in Nelson’s Green Brier to the acquisition-date fair value.

Income (Loss) From Unconsolidated Investments
We primarily recognized an unrealized net gain (loss) from the changes in fair value of our securities measured at fair value (First Quarter 2020 and First Quarter 2019) and a net gain in connection with the sale of our Accolade Wine Investment (First Quarter 2019). For additional information, refer to Notes 6, 9, and 20 of the Financial Statements included herein.

FIRST QUARTER 2020 COMPARED TO FIRST QUARTER 2019

Net Sales

	First Quarter 2020	First Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$1,477.4	$1,375.1	$102.3	7%
Wine and Spirits:
Wine	535.0	591.8	(56.8)	(10%)
Spirits	84.8	80.2	4.6	6%
Total Wine and Spirits	619.8	672.0	(52.2)	(8%)
Canopy	70.7	NA	70.7	NM
Consolidation and Eliminations	(70.7)	—	(70.7)	NM
Consolidated net sales	$2,097.2	$2,047.1	$50.1	2%

NM = Not Meaningful

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	41

MD&A	Table of Contents

Beer Segment	First Quarter 2020	First Quarter 2019	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,477.4	$1,375.1	$102.3	7%

Shipment volume	82.1	77.9		5.4%

Depletion volume (1)				6.6%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to $79.8 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, increased marketing spend, and new product introductions and a $32.6 million favorable impact from pricing in select markets within our Mexican beer portfolio. Shipment volumes were accelerated for First Quarter 2020 in advance of proposed tariffs on imports into the United States from Mexico. Accordingly, the shipment volume timing benefit that occurred at the end of Fiscal 2019 did not reverse as anticipated. We now expect the shipment timing benefit to reverse during the remainder of Fiscal 2020.

Wine and Spirits Segment	First Quarter 2020	First Quarter 2019	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$619.8	$672.0	$(52.2)	(8%)

Shipment volume
Total	12.4	13.5		(8.1%)
U.S. Domestic	11.3	12.5		(9.6%)
U.S. Domestic Power Brands	4.5	5.3		(15.1%)

Depletion volume (1)
U.S. Domestic				(0.7%)
U.S. Domestic Power Brands				4.2%
The decrease in Wine and Spirits net sales is primarily due to (i)  a $52.4 million decline in branded wine and spirits volume, and (ii)  $16.7 million of unfavorable product mix shift, partially offset by an $18.1 million favorable impact from pricing. U.S. depletion volume declined less than the decline in U.S. shipment volume due to the expected reversal of the shipment volume timing benefit that occurred at the end of Fiscal 2019.

Canopy Segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included and subsequently eliminated in order to reconcile to our consolidated financial statements. See “Income (Loss) from Unconsolidated Investments” below for a discussion of Canopy’s net sales, gross profit, selling, general, and administrative expenses, and operating income (loss).

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	42

MD&A	Table of Contents

Gross Profit

	First Quarter 2020	First Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$819.5	$749.4	$70.1	9%
Wine and Spirits	271.7	290.8	(19.1)	(7%)
Canopy	11.3	NA	11.3	NM
Consolidation and Eliminations	(11.3)	—	(11.3)	NM
Comparable Adjustments	(62.5)	8.4	(70.9)	NM
Consolidated gross profit	$1,028.7	$1,048.6	$(19.9)	(2%)

The increase in Beer is primarily due to $44.2 million of volume growth and the $32.6 million favorable impact from pricing. The decrease in Wine and Spirits is largely due to $23.9 million of lower branded wine and spirits volume and $10.9 million unfavorable product mix shift, partially offset by the $18.1 million favorable impact from pricing.

Gross profit as a percent of net sales decreased to 49.1% for First Quarter 2020 compared with 51.2% for First Quarter 2019. This was largely due to an unfavorable change of 335 basis points in Comparable Adjustments, partially offset by the favorable impact from Beer pricing in select markets, which contributed approximately 75 basis points of rate growth.

Selling, General, and Administrative Expenses

	First Quarter 2020	First Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$238.9	$229.4	$9.5	4%
Wine and Spirits	110.9	123.0	(12.1)	(10%)
Corporate Operations and Other	43.7	50.2	(6.5)	(13%)
Canopy	181.3	NA	181.3	NM
Consolidation and Eliminations	(181.3)	—	(181.3)	NM
Comparable Adjustments	12.5	20.6	(8.1)	(39%)
Consolidated selling, general, and administrative expenses	$406.0	$423.2	$(17.2)	(4%)

The increase in Beer is primarily due to an increase of $14.6 million in marketing spend, partially offset by a decrease of $4.9 million in general and administrative expenses. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions. The decrease in general and administrative expenses is primarily attributable to favorable foreign currency transaction gains.

The decrease in Wine and Spirits is primarily due to a decrease of $6.7 million in general and administrative expenses and a decrease of $5.1 million in marketing spend. The decrease in general and administrative expenses is largely driven by certain cost saving initiatives including decreased travel and entertainment expenses. The decrease in marketing spend is primarily attributable to timing.

The decrease in Corporate Operations and Other is largely due to a decrease of approximately $4 million in consulting costs as compared with First Quarter 2019.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	43

MD&A	Table of Contents

Selling, general, and administrative expenses as a percent of net sales decreased to 19.4% for First Quarter 2020 as compared with 20.7% for First Quarter 2019. The decrease is driven largely by (i)  Beer with approximately 55 basis points of rate decline as the growth in Beer net sales exceeded the growth in Beer selling, general, and administrative expenses, (ii)  a favorable change of approximately 40 basis points in Comparable Adjustments, and (iii)  the decrease in Corporate Operations and Other general and administrative expenses which contributed approximately 35 basis points of additional rate decline.

Operating Income (Loss)

	First Quarter 2020	First Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$580.6	$520.0	$60.6	12%
Wine and Spirits	160.8	167.8	(7.0)	(4%)
Corporate Operations and Other	(43.7)	(50.2)	6.5	13%
Canopy	(170.0)	NA	(170.0)	NM
Consolidation and Eliminations	170.0	—	170.0	NM
Comparable Adjustments	(75.0)	(12.2)	(62.8)	NM
Consolidated operating income (loss)	$622.7	$625.4	$(2.7)	—%

The increase in Beer is primarily attributable to the strong net sales growth and favorable pricing impact, partially offset by the planned increase in marketing spend. The decrease in Wine and Spirits was driven by the lower branded wine and spirits volume and unfavorable product mix shift, partially offset by pricing. As previously discussed, Corporate Operations and Other decrease in operating loss is due largely to the lower consulting costs.

Income (Loss) From Unconsolidated Investments
General
Income (loss) from unconsolidated investments decreased to $(930.6) million for First Quarter 2020 from $364.4 million for First Quarter 2019, a decrease of $1,295.0 million. This decrease is driven largely by an unrealized net loss of $827.5 million for First Quarter 2020 from the changes in fair value of our securities measured at fair value as compared with an unrealized net gain of $258.3 million for First Quarter 2019. First Quarter 2020 was also negatively impacted by $106.0 million of equity in losses from Canopy’s results of operations while First Quarter 2019 benefited from a net gain in connection with the sale of our Accolade Wine Investment of $101.4 million.

Canopy Segment
Canopy’s First Quarter 2020 net sales; gross profit; selling, general, and administrative expenses; and operating income (loss) are not comparable against First Quarter 2019 due the timing of the November 2018 Canopy Investment and Canopy becoming a segment on March 1, 2019.

Interest Expense
Interest expense increased to $114.6 million for First Quarter 2020 from $87.8 million for First Quarter 2019. This increase of $26.8 million or 31% is predominantly due to higher average borrowings of approximately $3.5 billion primarily attributable to the November 2018 Canopy Transaction.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	44

MD&A	Table of Contents

(Provision for) Benefit from Income Taxes
Our effective tax rate for First Quarter 2020 was 43.9% of tax benefit as compared with 17.3% of tax expense for First Quarter 2019. The First Quarter 2020 effective tax rate was significantly impacted by the net unrealized loss from the changes in fair value of our investments in Canopy, which has resulted in an overall net loss for the quarter. In comparison to prior year, our taxes benefited from:

•
lower effective tax rates applicable to our foreign businesses including the tax benefits recorded on the net unrealized loss from the changes in fair value of our investments in Canopy and the tax benefits recorded on the Canopy equity in earnings (losses);

•	the reversal of valuation allowances for capital loss carryforwards in connection with the Wine and Spirits Transaction; offset by

•	a smaller net income tax benefit from stock-based compensation award activity for First Quarter 2020 from changes in option exercise activity and stock price.

For additional information, refer to Note 13 of the Financial Statements included herein.

We expect our reported effective tax rate for Fiscal 2020 to be in the range of 6% to 8%. This includes an estimated impact for (i)  benefits related to the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled, (ii)  lower effective tax rates applicable to our foreign businesses, and (iii)  closing of the Wine and Spirits Transaction in accordance with the expected timeline. Since estimates are not currently available, this range does not reflect (i)  any future changes in the fair value of our Canopy investments measured at fair value, (ii)  any gain (loss) recognized in connection with the Wine and Spirits Transaction, (iii)  any future equity in earnings (losses) from the Canopy Equity Method Investment, and (iv)  the expected gain on modification of Canopy warrants. The range also excludes a potential one-time benefit to our deferred tax assets of $500 - $600 million that would result if certain foreign tax reform is enacted later this year.

Net Income (Loss) Attributable to CBI
Net income (loss) attributable to CBI decreased to $(245.4) million for First Quarter 2020 from $743.8 million for First Quarter 2019. This decrease of $989.2 million is largely attributable to the decrease in income from unconsolidated investments discussed above. These decreases were partially offset by solid operating performance from Beer contributing an additional $60.6 million of operating income.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock, and make strategic investments and acquisitions that we believe will enhance stockholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. Additionally, we have a commercial paper program which we use to fund our short-term borrowing requirements and to maintain our access to the capital markets. We will continue to use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures.

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	45

MD&A	Table of Contents

short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

In April 2019, we entered into an agreement to sell a portion of our wine and spirits business for approximately $1.7 billion, subject to closing adjustments. We expect to use the net cash proceeds from this transaction primarily to reduce outstanding borrowings.

Cash Flows

	First Quarter 2020	First Quarter 2019	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$593.1	$504.0	$89.1
Investing activities	(213.5)	(53.5)	(160.0)
Financing activities	(374.4)	(329.2)	(45.2)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.6)	1.5
Net increase (decrease) in cash and cash equivalents	$5.1	$119.7	$(114.6)

Operating Activities
The increase in net cash provided by operating activities for First Quarter 2020 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid operating results, and lower income tax payments largely due to the receipt of a higher federal tax refund for First Quarter 2020 as compared with First Quarter 2019. Net cash provided by operating activities also benefited from the timing of collections on accounts receivable in the Wine and Spirits segment.

Investing Activities
The increase in net cash used in investing activities for First Quarter 2020 is primarily due to prior year proceeds received from the May 2018 sale of our Accolade Wine Investment of $110.2 million. The First Quarter 2020 increase in net cash used in investing was also attributable to the higher level of business acquisition activity of $35.4 million and additional investments in equity method investees of $18.5 million.

Financing Activities
The increase in net cash provided by (used in) financing activities consists of:

	First Quarter 2020	First Quarter 2019	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(227.9)	$(83.4)	$(144.5)
Dividends paid	(143.0)	(140.5)	(2.5)
Net cash provided by stock-based compensation activities	(3.5)	(5.3)	1.8
Purchases of treasury stock	—	(100.0)	100.0
Net cash provided by (used in) financing activities	$(374.4)	$(329.2)	$(45.2)

Debt

Total debt outstanding as of May 31, 2019, amounted to $13,397.6 million, a decrease of $218.9 million from February 28, 2019.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	46

MD&A	Table of Contents

The majority of our outstanding borrowings as of May 31, 2019, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2019 to calendar 2048, and variable-rate senior unsecured term loan facilities under our 2018 Credit Agreement and Term Credit Agreement, with maturities ranging from calendar 2021 to calendar 2024.

In June 2019, we entered into the 2019 Term Credit Agreement, which resulted in the creation of a $491.3 million five-year term loan facility. We plan to use proceeds from borrowings under the 2019 Term Credit Agreement to repay in full the U.S. Term A-1 Facility under the 2018 Credit Agreement.

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

We had the following borrowing capacity available under our 2018 Credit Agreement:

	Remaining Borrowing Capacity
	May 31, 2019	June 24, 2019
(in millions)
Revolving Credit Facility (1)	$1,400.6	$1,553.7

(1)	Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2018 Credit Agreement and outstanding borrowings under our commercial paper program.

The financial institutions participating in our 2018 Credit Agreement have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

We and our subsidiaries are subject to covenants that are contained in our 2018 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2018 Credit Agreement. As of May 31, 2019, under our 2018 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 5.0x.

The obligations under the Term Credit Agreement are guaranteed by certain of our U.S. subsidiaries. In addition, the representations, warranties, covenants, and events of default set forth in our Term Credit Agreement are substantially similar to those set forth in our 2018 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	47

MD&A	Table of Contents

transactions, and (iii)  restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of May 31, 2019, we were in compliance with our covenants under our 2018 Credit Agreement, our Term Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2019 Annual Report and Note 12 of the Financial Statements included herein.

Common Stock Dividends

On June 27, 2019, our Board of Directors declared a quarterly cash dividend of $0.75 per share of Class A Common Stock, $0.68 per share of Class B Convertible Common Stock, and $0.68 per share of Class 1 Common Stock payable on August 27, 2019, to stockholders of record of each class on August 13, 2019.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of our 2019 Annual Report and Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. Shares repurchased under this authorization have become treasury shares.

As of May 31, 2019, total shares repurchased under this authorization are as follows:

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

For additional information, refer to Note 16 of our consolidated financial statements included in our 2019 Annual Report and Note 16 of the Financial Statements included herein.

ACCOUNTING GUIDANCE

Refer to Note 2 and Note 15 of the Financial Statements included herein for information on recently adopted accounting guidance.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	48

MD&A	Table of Contents

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including without limitation:

•	The statements under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:

◦
our business strategy, future operations, future financial position, future net sales and expected volume trends, expected effective tax rates and anticipated tax liabilities, prospects, plans, and objectives of management;

◦	information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes, and other governmental rules and regulations;

◦	information concerning the future expected balance of supply and demand for our products;

◦	timing and source of funds for operating activities;

◦	the manner, timing, and duration of the share repurchase program and source of funds for share repurchases; and

◦	the amount and timing of future dividends.

•	The statements regarding our beer expansion, construction, and optimization activities, including anticipated costs and timeframes for completion.

•	The statements regarding:

◦	the volatility of the fair value of our investments in Canopy measured at fair value;

◦	our activities surrounding our investments in Canopy;

◦	the time to return to our targeted leverage ratio;

◦	the New November 2018 Canopy Warrants; and

◦	our future ownership level in Canopy.

•	The statements regarding the Wine and Spirits Transaction, including expected gain or loss, amount and use of expected proceeds, estimated remaining costs, and expected restructuring charge.

When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that:

•
the actual balance of supply and demand for our products will vary from current expectations due to, among other reasons, actual raw material supply, actual shipments to distributors, and actual consumer demand;

•	the actual demand, net sales, and volume trends for our products will vary from current expectations due to, among other reasons, actual shipments to distributors, and actual consumer demand;

•
the amount, timing, and source of funds for any share repurchases may vary due to market conditions, our cash and debt position, the impact of the beer operations expansion activities, the impact of our investments in Canopy, the expected impacts of the Wine and Spirits Transaction, and other factors as determined by management from time to time;

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	49

MD&A	Table of Contents

•
the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings;

•	the fair value of our investments in Canopy may vary due to market and economic conditions in Canopy’s markets and business locations;

•
the timeframe and actual costs associated with the beer operations expansion activities may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management;

•
any consummation of the Wine and Spirits Transaction and any actual date of consummation may vary from our current expectations and the actual restructuring charge, if any, will vary based on management’s final plans; and

•
the time to return to our targeted leverage ratio may vary from management’s current expectations due to market conditions, our ability to generate cash flow at expected levels and our ability to generate expected earnings.

The Wine and Spirits Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approval. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2019 Annual Report and Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	50

OTHER KEY INFORMATION	Table of Contents

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating, investment, acquisition, and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices, interest rates, and equity prices. To manage the volatility relating to these risks, we periodically purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap contracts, and interest rate swap contracts. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not enter into derivative instruments for trading or speculative purposes.

Foreign Currency and Commodity Price Risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions or divestitures outside the U.S. As of May 31, 2019, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar and Canadian dollar. Approximately 83% of our balance sheet exposures and forecasted transactional exposures for the remaining nine months of fiscal 2020 were hedged as of May 31, 2019.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2019, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, natural gas, and wheat prices. Approximately 81% of our forecasted transactional exposures for the remaining nine months of fiscal 2020 were hedged as of May 31, 2019.

We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates and commodity prices reflecting the impact of a hypothetical 10% adverse change in the applicable market. The volatility of the applicable rates and prices is dependent on many factors which cannot be forecasted with reliable accuracy. Gains or losses from the revaluation or settlement of the related underlying positions would substantially offset such gains or losses on the derivative instruments. The aggregate notional value, estimated fair value, and sensitivity analysis for our open foreign currency and commodity derivative instruments are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
(in millions)
Foreign currency contracts	$2,155.5	$2,073.1	$13.9	$(51.3)	$(157.5)	$136.5
Commodity derivative contracts	$271.3	$215.1	$(17.3)	$17.4	$22.2	$(19.9)

Interest Rate Risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt. As of May 31, 2019, and May 31, 2018, we had no interest rate swap contracts outstanding.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy. The

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	51

OTHER KEY INFORMATION	Table of Contents

aggregate notional value, estimated fair value and sensitivity analysis for our outstanding fixed and variable interest rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
(in millions)
Fixed interest rate debt	$10,274.8	$8,782.9	$10,487.0	$8,590.9	$(616.5)	$(491.8)
Variable interest rate debt	$3,203.9	$1,397.7	$3,300.2	$1,384.4	$(85.1)	$(30.7)

Equity Price Risk
The estimated fair value of our investments in the Canopy warrants and the Canopy convertible debt securities are subject to equity price risk, interest rate risk, credit risk, and foreign currency risk. These investments are recognized at fair value utilizing various option-pricing models and have the potential to fluctuate from, among other items, changes in the quoted market price of the underlying equity security. We manage our equity price risk exposure by closely monitoring the financial condition, performance, and outlook of Canopy Growth Corporation.

As of May 31, 2019, the fair value of our investments in the Canopy warrants and the Canopy convertible debt securities was $2,409.5 million, with an unrealized net gain (loss) on these investments of $(827.5) million recognized in our results of operations three months ended May 31, 2019. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of May 31, 2019, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $352.8 million.

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

Internal Control Over Financial Reporting
Beginning March 1, 2019, we adopted the FASB guidance for the accounting for leases. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the new accounting standard on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

We plan to implement a new enterprise resource planning system across our business units using a phased approach over the next several years.  There will be changes in our internal controls as this system becomes operational at each business unit.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	52

OTHER KEY INFORMATION	Table of Contents

Additional internal controls have been implemented over our investments in Canopy and our equity in earnings (losses) of Canopy. These controls are designed to assess the accuracy of financial information provided by Canopy, identify any International Financial Reporting Standards to U.S. GAAP accounting differences, and to recognize our equity in Canopy earnings (losses).

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no other changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019. The risk factors associated with our business have not materially changed as compared to the risk factors disclosed in our Annual Report except for the following updated risk factor below. The risk factors described below and the additional risks described in our Annual Report on Form 10-K are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, liquidity, financial condition and/or results of operations in future periods.

International operations, worldwide and domestic economic trends and financial market conditions, geopolitical uncertainty, or changes to international trade agreements and tariffs, import and excise duties, other taxes, or other governmental rules and regulations

Our products are produced and sold in numerous countries, we have employees in various countries, and we have production facilities currently in the U.S., Mexico, New Zealand, Italy, and Canada.

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

•	inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practice Act.

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

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	53

OTHER KEY INFORMATION	Table of Contents

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

The U.S. and other countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products, in varying amounts. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Significant increases in import and excise duties or other taxes on, or that impact, beverage alcohol products could have a material adverse effect on our business, liquidity, financial condition and/or results of operations. Any such tariffs, particularly on imports from Mexico and any retaliatory tariffs imposed by the Mexican government, may have a material adverse effect on our results of operations, including our sales and profitability.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	54

OTHER KEY INFORMATION	Table of Contents

INDEX TO EXHIBITS

Exhibit No.
2.1
Subscription Agreement, dated as of August 14, 2018, by and between CBG Holdings LLC and Canopy Growth Corporation, including, among other things, a form of the Amended and Restated Investor Rights Agreement (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 14, 2018, filed August 16, 2018, and incorporated herein by reference). †

2.2
Foreign Exchange Rate Agreement dated October 26, 2018 between CBG Holdings LLC and Canopy Growth Corporation (filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2018 and incorporated herein by reference).

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

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	55

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	56

OTHER KEY INFORMATION	Table of Contents

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

4.25
Restatement Agreement, dated as of September 14, 2018, by and among the Company, CB International Finance S.à r.l., certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Eighth Amended and Restated Credit Agreement dated as of September 14, 2018, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

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

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	57

OTHER KEY INFORMATION	Table of Contents

10.3
Form of Stock Option Agreement for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on and after April 23, 2019) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2019, filed April 26, 2019 and incorporated herein by reference). *

10.4
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on and after April 23, 2019) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2019, filed April 26, 2019 and incorporated herein by reference). *

10.5
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan awards on and after April 23, 2019) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2019, filed April 26, 2019 and incorporated herein by reference). *

10.6	Executive Employment Agreement made as of June 3, 2019, between Constellation Brands, Inc. and Robert L. Hanson (filed herewith). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

#	Company’s Commission File No. 001-08495.

*	Designates management contract or compensatory plan or arrangement.

†
The exhibits, disclosure schedules and other schedules, as applicable, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Constellation Brands, Inc. agrees to furnish a supplementary copy of such exhibits, disclosure schedules and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	58

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	June 28, 2019	By:	/s/ Thomas M. McCorry
Thomas M. McCorry, Senior Vice President and Controller

Date:	June 28, 2019	By:	/s/ David Klein
David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q1 FY 2020 Form 10-Q	59