Form 10-Q
period 2019-08-31
CONSTELLATION BRANDS, INC.
filed 2019-10-03
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
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

There were 167,498,276 shares of Class A Common Stock, 23,314,407 shares of Class B Common Stock, and 823,377 shares of Class 1 Common Stock outstanding as of September 30, 2019.

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

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. Unless otherwise defined herein, refer to the Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q for the definition of capitalized terms used herein. All references to “Fiscal 2019” refer to our fiscal year ended February 28, 2019. All references to “Fiscal 2020” refer to our fiscal year ending February 29, 2020. All references to “$” are to U.S. dollars, all references to “C$” are to Canadian dollars, all references to MXN$ are to Mexican pesos, and all references to “A$” are to Australian dollars.

FINANCIAL STATEMENTS	Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	August 31, 2019	February 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$81.3	$93.6
Accounts receivable	953.7	846.9
Inventories	1,311.4	2,130.4
Prepaid expenses and other	525.1	613.1
Assets held for sale - current	666.0	—
Total current assets	3,537.5	3,684.0
Property, plant, and equipment	5,141.6	5,267.3
Goodwill	7,696.7	8,088.8
Intangible assets	2,787.0	3,198.1
Equity method investments	3,003.8	3,465.6
Securities measured at fair value	1,572.2	3,234.7
Deferred income taxes	2,146.8	2,183.3
Assets held for sale	1,019.1	—
Other assets	650.4	109.7
Total assets	$27,555.1	$29,231.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$150.9	$791.5
Current maturities of long-term debt	636.1	1,065.2
Accounts payable	608.6	616.7
Other accrued expenses and liabilities	800.3	690.4
Total current liabilities	2,195.9	3,163.8
Long-term debt, less current maturities	12,159.8	11,759.8
Deferred income taxes and other liabilities	1,508.4	1,470.7
Total liabilities	15,864.1	16,394.3
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 185,880,112 shares and 185,740,178 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,321,821 shares and 28,322,419 shares, respectively	0.3	0.3
Additional paid-in capital	1,452.1	1,410.8
Retained earnings	13,221.4	14,276.2
Accumulated other comprehensive income (loss)	(476.6)	(353.9)
	14,199.1	15,335.3
Less: Treasury stock –
Class A Common Stock, at cost, 18,604,964 shares and 18,927,966 shares, respectively	(2,819.4)	(2,782.1)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,821.6)	(2,784.3)
Total CBI stockholders’ equity	11,377.5	12,551.0
Noncontrolling interests	313.5	286.2
Total stockholders’ equity	11,691.0	12,837.2
Total liabilities and stockholders’ equity	$27,555.1	$29,231.5
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, except per share data) (unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2019	2018	2019	2018
Sales	$4,855.9	$4,755.7	$2,573.4	$2,525.7
Excise taxes	(414.7)	(409.5)	(229.4)	(226.6)
Net sales	4,441.2	4,346.2	2,344.0	2,299.1
Cost of product sold	(2,226.6)	(2,129.4)	(1,158.1)	(1,130.9)
Gross profit	2,214.6	2,216.8	1,185.9	1,168.2
Selling, general, and administrative expenses	(872.4)	(826.4)	(466.4)	(403.2)
Operating income (loss)	1,342.2	1,390.4	719.5	765.0
Income (loss) from unconsolidated investments	(2,255.3)	1,052.8	(1,324.7)	688.4
Interest expense	(226.2)	(175.8)	(111.6)	(88.0)
Loss on extinguishment of debt	(2.4)	—	(2.4)	—
Income (loss) before income taxes	(1,141.7)	2,267.4	(719.2)	1,365.4
(Provision for) benefit from income taxes	387.6	(369.8)	202.2	(214.1)
Net income (loss)	(754.1)	1,897.6	(517.0)	1,151.3
Net income (loss) attributable to noncontrolling interests	(16.5)	(4.3)	(8.2)	(1.8)
Net income (loss) attributable to CBI	$(770.6)	$1,893.3	$(525.2)	$1,149.5

Comprehensive income (loss)	$(886.2)	$1,793.5	$(646.4)	$1,232.6
Comprehensive (income) loss attributable to noncontrolling interests	(7.1)	(1.9)	0.1	(9.1)
Comprehensive income (loss) attributable to CBI	$(893.3)	$1,791.6	$(646.3)	$1,223.5

Net income (loss) per common share attributable to CBI:
Basic – Class A Common Stock	$(4.08)	$10.03	$(2.77)	$6.11
Basic – Class B Convertible Common Stock	$(3.71)	$9.11	$(2.52)	$5.55

Diluted – Class A Common Stock	$(4.08)	$9.64	$(2.77)	$5.87
Diluted – Class B Convertible Common Stock	$(3.71)	$8.89	$(2.52)	$5.41

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.215	167.617	168.310	167.172
Basic – Class B Convertible Common Stock	23.316	23.325	23.316	23.323

Diluted – Class A Common Stock	168.215	196.468	168.310	195.907
Diluted – Class B Convertible Common Stock	23.316	23.325	23.316	23.323

Cash dividends declared per common share:
Class A Common Stock	$1.50	$1.48	$0.75	$0.74
Class B Convertible Common Stock	$1.36	$1.34	$0.68	$0.67

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2019	$1.9	$0.3	$1,410.8	$14,276.2	$(353.9)	$(2,784.3)	$286.2	$12,837.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(245.4)	—	—	8.3	(237.1)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(1.6)	—	(1.1)	(2.7)
Comprehensive income (loss)								(239.8)
Dividends declared	—	—	—	(141.9)	—	—	—	(141.9)
Initial recognition of non-controlling interest	—	—	—	—	—	—	20.2	20.2
Shares issued under equity compensation plans	—	—	(9.3)	—	—	6.3	—	(3.0)
Stock-based compensation	—	—	15.5	—	—	—	—	15.5
Balance at May 31, 2019	$1.9	$0.3	$1,417.0	$13,888.9	$(355.5)	$(2,778.0)	$313.6	$12,488.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(525.2)	—	—	8.2	(517.0)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(121.1)	—	(8.3)	(129.4)
Comprehensive income (loss)								(646.4)
Repurchase of shares	—	—	—	—	—	(50.0)	—	(50.0)
Dividends declared	—	—	—	(142.3)	—	—	—	(142.3)
Shares issued under equity compensation plans	—	—	17.4	—	—	6.4	—	23.8
Stock-based compensation	—	—	17.7	—	—	—	—	17.7
Balance at August 31, 2019	$1.9	$0.3	$1,452.1	$13,221.4	$(476.6)	$(2,821.6)	$313.5	$11,691.0

Balance at February 28, 2018	$2.6	$0.3	$2,825.3	$9,157.2	$(202.9)	$(3,807.4)	$16.6	$7,991.7
Cumulative effect of change in accounting principle	—	—	—	2,242.0	—	—	—	2,242.0
Comprehensive income (loss):
Net income (loss)	—	—	—	743.8	—	—	2.5	746.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(175.7)	—	(9.7)	(185.4)
Comprehensive income (loss)								560.9
Repurchase of shares	—	—	—	—	—	(100.0)	—	(100.0)
Dividends declared	—	—	—	(140.6)	—	—	—	(140.6)
Shares issued under equity compensation plans	—	—	(7.7)	—	—	2.3	—	(5.4)
Stock-based compensation	—	—	17.2	—	—	—	—	17.2
Balance at May 31, 2018	$2.6	$0.3	$2,834.8	$12,002.4	$(378.6)	$(3,905.1)	$9.4	$10,565.8
Comprehensive income (loss):
Net income (loss)	—	—	—	1,149.5	—	—	1.8	1,151.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	74.0	—	7.3	81.3
Comprehensive income (loss)								1,232.6
Repurchase of shares	—	—	—	—	—	(404.3)	—	(404.3)
Dividends declared	—	—	—	(139.0)	—	—	—	(139.0)
Conversion of long-term debt to noncontrolling equity interest	—	—	—	—	—	—	248.4	248.4
Shares issued under equity compensation plans	—	—	12.3	—	—	1.2	—	13.5
Stock-based compensation	—	—	18.2	—	—	—	—	18.2
Balance at August 31, 2018	$2.6	$0.3	$2,865.3	$13,012.9	$(304.6)	$(4,308.2)	$266.9	$11,535.2

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(754.1)	$1,897.6

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	1,666.6	(950.4)
Equity in (earnings) losses of equity method investees and related activities, net of distributed (earnings) losses	580.3	2.1
Depreciation	169.1	168.8
Loss on inventory and related contracts	61.0	—
(Gain) loss on sale of business and assets held for sale	36.0	(6.2)
Stock-based compensation	33.6	35.9
Impairment and amortization of intangible assets	13.9	3.0
Amortization of debt issuance costs and loss on extinguishment of debt	9.7	8.9
Net (gain) loss on sale of unconsolidated investment	0.1	(99.8)
Deferred tax provision (benefit)	(452.7)	202.3
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(106.2)	(173.8)
Inventories	92.7	123.8
Prepaid expenses and other current assets	32.2	(49.0)
Accounts payable	3.9	111.0
Deferred revenue	34.0	35.6
Other accrued expenses and liabilities	(61.0)	15.6
Other	60.3	13.1
Total adjustments	2,173.5	(559.1)
Net cash provided by (used in) operating activities	1,419.4	1,338.5

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(355.2)	(370.6)
Purchases of businesses, net of cash acquired	(36.2)	(20.2)
Investments in equity method investees and securities	(33.0)	(152.1)
Proceeds from sale of unconsolidated investment	—	110.2
Proceeds from sales of assets	—	44.7
Other investing activities	(1.3)	(0.8)
Net cash provided by (used in) investing activities	(425.7)	(388.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(1,331.5)	(23.5)
Net proceeds from (repayments of) short-term borrowings	(640.5)	(32.4)
Dividends paid	(285.0)	(279.1)
Purchases of treasury stock	(50.0)	(504.3)
Payments of minimum tax withholdings on stock-based payment awards	(14.2)	(13.5)
Payments of debt issuance costs	(8.0)	(13.6)
Proceeds from issuance of long-term debt	1,291.3	12.0
Proceeds from shares issued under equity compensation plans	32.9	21.5
Net cash provided by (used in) financing activities	(1,005.0)	(832.9)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.0)

Net increase (decrease) in cash and cash equivalents	(12.3)	115.8
Cash and cash equivalents, beginning of period	93.6	90.3
Cash and cash equivalents, end of period	$81.3	$206.1

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended August 31,
	2019	2018
Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$74.4	$147.2
Conversion of long-term debt to noncontrolling equity interest	$—	$248.4

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	5

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
AUGUST 31, 2019
(unaudited)

1.    BASIS OF PRESENTATION

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (the “2019 Annual Report”), and include the recently adopted accounting guidance described in Note 2 and Note 14 herein. Results of operations for interim periods are not necessarily indicative of annual results.

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

We adopted the guidance on March 1, 2019, using the modified retrospective approach, accordingly, prior period balances and disclosures have not been restated. We elected the package of transition practical expedients for expired or existing contracts, which retains prior conclusions reached on lease identification, classification, and initial direct costs incurred.

We finalized the implementation of changes to our accounting policies, systems and controls, including a new leasing software to capture the required data for accounting and disclosure. The adoption of this guidance resulted in the recognition of operating lease right-of-use assets of $585.4 million and operating lease liabilities of $619.7 million as of March 1, 2019, and did not have a material impact on our results of operations or liquidity.

For additional information on leases, refer to Note 14.

3.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	August 31, 2019 (1)	February 28, 2019
(in millions)
Raw materials and supplies	$147.0	$182.6
In-process inventories	792.2	1,480.5
Finished case goods	372.2	467.3
	$1,311.4	$2,130.4

(1)	The inventory balance at August 31, 2019, excludes amounts reclassified to assets held for sale (see Note 4).

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Related party transactions and arrangements
We have an equally-owned glass production plant joint venture with Owens-Illinois. We have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements were $126.4 million and $123.7 million for the six months ended August 31, 2019, and August 31, 2018, respectively, and $37.9 million and $54.7 million for the three months ended August 31, 2019, and August 31, 2018, respectively.

4.    WINE AND SPIRITS TRANSFORMATION

Wine and Spirits Transaction
In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities, for approximately $1.7 billion, subject to certain adjustments (the “Wine and Spirits Transaction”). The Wine and Spirits Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approval, and is expected to close by the end of Fiscal 2020. We expect to use the net cash proceeds from the Wine and Spirits Transaction primarily to reduce outstanding borrowings.

Subsequent event
We now believe it is likely that a portion of the Wine and Spirits Transaction purchase price may be revised to take the form of contingent consideration, receivable based on future brand performance. We record contingent consideration when it is determined to be realizable. Therefore, we now expect to recognize an additional loss of approximately $300 million on the write-down of assets held for sale during the three months ended November 30, 2019.

Black Velvet Transaction
In August 2019, we entered into a definitive agreement to sell Black Velvet Canadian Whisky and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, for approximately $266 million, subject to certain adjustments (the “Black Velvet Transaction”). We expect to recognize a gain of approximately $70 million to $80 million upon closing. The Black Velvet Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approvals, and is expected to close in the fourth quarter of calendar 2019. We expect to use the net cash proceeds from the Black Velvet Transaction primarily to reduce outstanding borrowings.

Assets Held for Sale
In connection with the Wine and Spirits Transaction and Black Velvet Transaction, certain Wine and Spirits segment net assets have met the held for sale criteria as of August 31, 2019. For the six months and three months ended August 31, 2019, a long-lived asset impairment of $27.0 million was recognized. For additional information refer to Note 6.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The carrying value of assets held for sale consists of the following:

	August 31, 2019
	Wine and Spirits Transaction	Black Velvet Transaction	Total
(in millions)
Assets
Inventories	$593.7	$63.3	$657.0
Prepaid expenses and other	9.0	—	9.0
Assets held for sale - current	602.7	63.3	666.0

Property, plant, and equipment	175.8	18.2	194.0
Goodwill	353.2	62.6	415.8
Intangible assets	347.2	59.8	407.0
Equity method investments	1.1	—	1.1
Other assets	0.3	0.9	1.2
Assets held for sale	877.6	141.5	1,019.1

Liabilities
Accounts payable	4.7	—	4.7
Other accrued expenses and liabilities	31.1	1.6	32.7
Deferred income taxes and other liabilities	0.1	2.1	2.2
Liabilities held for sale (1)	35.9	3.7	39.6
Net assets held for sale	$1,444.4	$201.1	$1,645.5

(1)	Liabilities held for sale are included in the Consolidated Balance Sheet as of August 31, 2019, within the respective liability line items noted above.
Wine and Spirits Optimization
We recognized charges in connection with our ongoing efforts to gain efficiencies and reduce our cost structure within the Wine and Spirits segment as follows:

	Results of Operations Location	For the Six Months Ended August 31, 2019	For the Three Months Ended August 31, 2019
(in millions)
Loss on inventory write-downs	Cost of product sold	$40.9	$13.7
Contract termination costs	Cost of product sold	20.1	4.3
Employee termination costs	Selling, general, and administrative expenses	12.1	0.2
Impairment of long-lived assets	Selling, general, and administrative expenses	27.0	27.0
Other costs	Selling, general, and administrative expenses	6.3	—
		$106.4	$45.2

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

5.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2019 Annual Report and have not changed significantly for the six months and three months ended August 31, 2019.

We have investments in certain equity securities and other rights which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 9). These investments are included in securities measured at fair value and are accounted for at fair value, with the net gain (loss) from the changes in fair value of these investments recognized in income (loss) from unconsolidated investments (see Note 6).

The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2019	February 28, 2019
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,959.9	$1,579.3
Interest rate swap contracts	$375.0	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$781.2	$460.3
Commodity derivative contracts	$265.1	$284.7

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2019, the estimated fair value of derivative instruments in a net liability position due to counterparties was $53.4 million. If we were required to settle the net liability position under these derivative instruments on August 31, 2019, we would have had sufficient available liquidity on hand to satisfy this obligation.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 6):

Assets			Liabilities
	August 31, 2019	February 28, 2019		August 31, 2019	February 28, 2019
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$9.6	$14.1	Other accrued expenses and liabilities	$24.0	$8.8
Other assets	$11.6	$22.1	Deferred income taxes and other liabilities	$18.6	$6.3
Interest rate swap contracts:
Prepaid expenses and other	$0.1	$—	Other accrued expenses and liabilities	$0.8	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.5	$2.0	Other accrued expenses and liabilities	$11.0	$0.6
Commodity derivative contracts:
Prepaid expenses and other	$1.2	$6.1	Other accrued expenses and liabilities	$15.6	$6.1
Other assets	$0.3	$2.6	Deferred income taxes and other liabilities	$10.7	$5.5

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (Loss) (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Six Months Ended August 31, 2019
Foreign currency contracts	$(35.6)	Sales	$—
		Cost of product sold	7.8
Interest rate swap contracts	(0.6)	Interest expense	—
	$(36.2)		$7.8

For the Six Months Ended August 31, 2018
Foreign currency contracts	$(7.0)	Sales	$0.1
		Cost of product sold	4.7
	$(7.0)		$4.8

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Three Months Ended August 31, 2019
Foreign currency contracts	$(33.2)	Sales	$—
		Cost of product sold	4.2
Interest rate swap contracts	(0.6)	Interest expense	—
	$(33.8)		$4.2

For the Three Months Ended August 31, 2018
Foreign currency contracts	$37.9	Sales	$—
		Cost of product sold	0.6
	$37.9		$0.6

We expect $6.8 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Six Months Ended August 31, 2019
Commodity derivative contracts	Cost of product sold	$(26.8)
Foreign currency contracts	Selling, general, and administrative expenses	(8.9)
		$(35.7)

For the Six Months Ended August 31, 2018
Commodity derivative contracts	Cost of product sold	$9.6
Foreign currency contracts	Selling, general, and administrative expenses	(28.1)
Interest rate swap contracts	Interest expense	2.7
		$(15.8)

For the Three Months Ended August 31, 2019
Commodity derivative contracts	Cost of product sold	$(10.9)
Foreign currency contracts	Selling, general and administrative expenses	(5.1)
		$(16.0)

For the Three Months Ended August 31, 2018
Commodity derivative contracts	Cost of product sold	$(5.8)
Foreign currency contracts	Selling, general and administrative expenses	(26.2)
Interest rate swap contracts	Interest expense	2.7
		$(29.3)

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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

•
Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as volatility, interest rates, and yield curves that are observable for the asset and liability, either directly or indirectly; and

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

Interest rate swap contracts
The fair value is estimated based on quoted market prices from respective counterparties. Quotes are corroborated by using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services (Level 2 fair value measurement).

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Canopy investments
Equity securities, Warrants – The terms of the November 2018 Canopy Warrants were modified in June 2019 and now consist of three tranches of warrants: New Tranche A Warrants, New Tranche B Warrants, and New Tranche C Warrants. The exercise price for the New Tranche C Warrants is based on the volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date (“VWAP Exercise Price”), accordingly, no fair value is assigned. For additional information on the November 2018 Canopy Warrants and the related modification, refer to Note 9.

The inputs used to estimate the fair value of the Canopy warrants (all as defined in Note 9) are as follows:

	August 31, 2019 (1)						February 28, 2019
	New Tranche A Warrants (2)		New Tranche B Warrants (3)		November 2017 Canopy Warrants (2)		November 2018 Canopy Warrants (2)		November 2017 Canopy Warrants (2)
Exercise price (4)	C$	50.40	C$	76.68	C$	12.98	C$	50.40	C$	12.98
Valuation date stock price (5)	C$	31.46	C$	31.46	C$	31.46	C$	62.38	C$	62.38
Expected life (6)	4.2 years		7.2 years		0.7 years		2.7 years		1.2 years
Expected volatility (7)	65.0%		65.0%		69.6%		79.3%		87.8%
Risk-free interest rate (8)	1.2%		1.2%		1.6%		1.8%		1.8%
Expected dividend yield (9)	0.0%		0.0%		0.0%		0.0%		0.0%

(1)	New Tranche C Warrants are not included in the table as there is no fair value assigned.

(2)	The fair value is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement).

(3)	The fair value is estimated using Monte Carlo simulations (Level 2 fair value measurement).

(4)	Based on the exercise price from the applicable underlying agreements.

(5)	Based on the closing market price for Canopy common stock on the Toronto Stock Exchange (“TSX”) as of the applicable date.

(6)	Based on the expiration date of the warrants.

(7)	Based on consideration of historical and/or implied volatility levels of the underlying equity security and limited consideration of historical peer group volatility levels.

(8)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expected life.

(9)	Based on historical dividend levels.
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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	August 31, 2019		February 28, 2019
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	31.46	C$	62.38
Remaining term (3)	3.9 years		4.4 years
Expected volatility (4)	49.0%		45.9%
Risk-free interest rate (5)	1.3%		1.8%
Expected dividend yield (6)	0.0%		0.0%

(1)	Based on the rate which the Canopy Debt Securities may be converted into equity shares, or the equivalent amount of cash, at the option of the issuer.

(2)	Based on the closing market price for Canopy common stock on the TSX as of the applicable date.

(3)	Based on the contractual maturity date of the notes.

(4)	Based on historical volatility levels of the underlying equity security reduced to account for certain risks not incorporated into the option-pricing model.

(5)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the debt securities.

(6)	Based on historical dividend levels.
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

Long-term debt
The term loans under our Term Credit Agreement and 2019 Term Credit Agreement (both as defined in Note 11) are variable interest rate bearing notes which include a fixed margin which is adjustable based upon our debt rating. The senior floating rate notes are variable interest rate bearing notes which include a fixed margin. The fair value of the term loans and the senior floating rate notes are estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The fair value of the remaining long-term debt, which is primarily fixed interest rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings, approximate fair value as of August 31, 2019, and February 28, 2019, due to the relatively short maturity of these instruments. As of August 31, 2019, the carrying amount of long-term debt, including the current portion, was $12,795.9 million, compared with an estimated fair value of $13,677.2 million. As of February 28, 2019, the carrying amount of long-term debt, including the current portion, was $12,825.0 million, compared with an estimated fair value of $12,768.5 million.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2019
Assets:
Foreign currency contracts	$—	$25.7	$—	$25.7
Commodity derivative contracts	$—	$1.5	$—	$1.5
Interest rate swap contracts	$—	$0.1	$—	$0.1
Equity securities (1)	$—	$1,438.0	$—	$1,438.0
Canopy Debt Securities (1)	$—	$134.2	$—	$134.2
Liabilities:
Foreign currency contracts	$—	$53.6	$—	$53.6
Commodity derivative contracts	$—	$26.3	$—	$26.3
Interest rate swap contracts	$—	$0.8	$—	$0.8

February 28, 2019
Assets:
Foreign currency contracts	$—	$38.2	$—	$38.2
Commodity derivative contracts	$—	$8.7	$—	$8.7
Equity securities (1)	$—	$3,023.2	$—	$3,023.2
Canopy Debt Securities (1)	$—	$211.5	$—	$211.5
Liabilities:
Foreign currency contracts	$—	$15.7	$—	$15.7
Commodity derivative contracts	$—	$11.6	$—	$11.6

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments are as follows:
		For the Six Months Ended		For the Three Months Ended
		August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
	(in millions)
	November 2017 Canopy Investment (i)	$—	$461.0	$—	$328.1
	November 2017 Canopy Warrants	(450.8)	435.9	(316.7)	310.5
	November 2018 Canopy Warrants (ii)	(1,134.4)	—	(473.6)	—
	Canopy Debt Securities	(81.4)	53.5	(48.8)	53.5
		$(1,666.6)	$950.4	$(839.1)	$692.1
	(i)
Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018. For additional information on the November 2017 Canopy Investment, refer to Note 9.

	(ii)
The terms of the November 2018 Canopy Warrants were modified in June 2019. For additional information on the November 2018 Canopy Warrants and the related modification, refer to Note 9. The amounts are net of a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification for the six months and three months ended August 31, 2019.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Six Months Ended August 31, 2019
Long-lived assets held for sale	$—	$—	$1,444.4	$27.0
Trademarks	$—	$—	$17.0	$11.0
Total	$—	$—	$1,461.4	$38.0

Long-lived assets held for sale
For the six months and three months ended August 31, 2019, in connection with the Wine and Spirits Transaction (as defined in Note 4), long-lived assets held for sale with a carrying value of $1,471.4 million were written down to their estimated fair value of $1,444.4 million, less cost to sell, resulting in a loss of $27.0 million. These losses are included in selling, general, and administrative expenses. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. As such, these assets were written down to a value based on our estimate of fair value less cost to sell. Our estimate of fair value was determined based on the expected proceeds from the Wine and Spirits Transaction as of August 31, 2019.

Trademarks
For the six months and three months ended August 31, 2019, certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including increased rate of revenue decline and increased competition, indicated that it was more likely than not that the fair value of our indefinite-lived intangible asset associated with the Ballast Point craft beer trademark might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Ballast Point craft beer trademark asset with a carrying value of $28.0 million was written down to its estimated fair value of $17.0 million, resulting in an impairment of $11.0 million. This impairment is included in selling, general, and administrative expenses.

7.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2018	$5,157.6	$2,925.5	$8,083.1
Purchase accounting allocations (1)	22.3	2.7	25.0
Foreign currency translation adjustments	(12.0)	(7.3)	(19.3)
Balance, February 28, 2019	5,167.9	2,920.9	8,088.8
Purchase accounting allocations (2)	—	58.8	58.8
Foreign currency translation adjustments	(26.0)	(9.1)	(35.1)
Reclassified to assets held for sale (3)	—	(415.8)	(415.8)
Balance, August 31, 2019	$5,141.9	$2,554.8	$7,696.7

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(1)	Purchase accounting allocations associated primarily with the acquisition of Four Corners (Beer). See defined acquisition term below.

(2)	Preliminary purchase accounting allocations associated primarily with the acquisition of Nelson’s Green Brier (Wine and Spirits). See defined acquisition term below.

(3)
In connection with the Wine and Spirits Transaction and the Black Velvet Transaction, goodwill associated with the businesses being sold were reclassified to assets held for sale based on the relative fair values of the portion of the business being sold and the remaining wine and spirits portfolio. The relative fair values were determined using the income approach based on assumptions, including projected revenue growth rates, terminal growth rate, and discount rate and other projected financial information.

Acquisitions
Nelson’s Green Brier
In May 2019, we increased our ownership interest in Nelson’s Green Brier Distillery, LLC (“Nelson’s Green Brier”) to 75%, resulting in consolidation of the business and recognition of a noncontrolling interest. This acquisition included a portfolio of award-winning, Tennessee-based craft bourbon and whiskey products. The preliminary fair value of the business combination was allocated primarily to goodwill, trademarks, inventory, and property, plant, and equipment. The results of operations of Nelson’s Green Brier are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

We recognized a gain of $11.8 million for the six months ended August 31, 2019, related to the remeasurement of our previously held 20% equity interest in Nelson’s Green Brier to the acquisition-date fair value. This gain is included in selling, general, and administrative expenses within our consolidated results of operations.

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

8.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	August 31, 2019		February 28, 2019
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$89.9	$36.4	$89.9	$39.1
Other	20.4	0.6	20.5	0.9
Total	$110.3	37.0	$110.4	40.0

Nonamortizable intangible assets
Trademarks (1)		2,750.0		3,158.1
Total intangible assets		$2,787.0		$3,198.1

(1)	The intangible assets balance at August 31, 2019, excludes trademarks reclassified to assets held for sale (see Note 4).

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2019, and August 31, 2018. Net carrying amount represents the gross carrying value net of accumulated amortization.

9.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	August 31, 2019		February 28, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment	$2,846.0	35.6%	$3,332.1	36.0%
Other equity method investments	157.8	20%-50%	133.5	20%-50%
	$3,003.8		$3,465.6

In November 2017, we acquired 18.9 million common shares, which represented a 9.9% ownership interest in Ontario, Canada-based Canopy Growth Corporation (the “November 2017 Canopy Investment”), a public company and leading provider of medicinal and recreational cannabis products (“Canopy”), plus warrants which give us the option to purchase an additional 18.9 million common shares of Canopy (the “November 2017 Canopy Warrants”) for C$245.0 million, or $191.3 million. The November 2017 Canopy Warrants were issued with an exercise price of C$12.98 per warrant share and are exercisable as of August 31, 2019. These warrants expire in May 2020.

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

On November 1, 2018, our ownership interest in Canopy increased to 36.6% which allows us to exercise significant influence, but not control, over Canopy. Therefore, we account for the November 2017 Canopy Investment and the November 2018 Canopy Investment, each of which represents an investment in common shares of Canopy, collectively, under the equity method (the “Canopy Equity Method Investment”). We recognize equity in earnings (losses) and related activities for this investment on a two-month lag. Accordingly, we recognized equity in earnings (losses) and related activities of $(590.4) million for the period January 1, 2019, through June 30, 2019, in our consolidated financial statements for the six months ended August 31, 2019, and $(484.4) million for the period April 1, 2019, through June 30, 2019, in our consolidated financial statements for the three months ended August 31, 2019. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities include, among other items, our share of the additional loss resulting from the June 2019 Warrant Modification (as defined below) of $(409.0) million (the “June 2019 Warrant Modification Loss”), the amortization of the fair value adjustments associated with the definite-lived intangible assets over their estimated useful lives, the flow through of inventory step-up, and unrealized gains (losses) associated with changes in our Canopy ownership percentage resulting from periodic equity issuances made by Canopy.

The November 2018 Canopy Warrants originally consisted of 88.5 million warrants (the “Tranche A Warrants”) and 51.2 million warrants (the “Tranche B Warrants”). The Tranche A Warrants were

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

immediately exercisable at an exercise price of C$50.40 per warrant share. The Tranche B Warrants were exercisable upon the exercise, in full, of the Tranche A Warrants and at an exercise price based on the volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date. The November 2018 Canopy Warrants originally expired in November 2021 and have been accounted for at fair value from the date of investment.

In June 2019, the Canopy shareholders approved the modification of the terms of the November 2018 Canopy Warrants and certain other rights (the “June 2019 Warrant Modification”), and the other required approvals necessary for the modifications to be effective were granted. These changes are the result of Canopy’s intention to acquire Acreage Holdings, Inc. (“Acreage”) upon U.S. Federal cannabis legalization, subject to certain conditions (the “Acreage Transaction”). As a result of the modifications, we continue to have the option to purchase an additional 139.7 million common shares of Canopy upon exercise of the warrants originally received in November 2018; however, this option now consists of three tranches of warrants, including 88.5 million warrants (the “New Tranche A Warrants”), 38.4 million warrants (the “New Tranche B Warrants”), and 12.8 million warrants (the “New Tranche C Warrants”, and collectively with the New Tranche A Warrants and the New Tranche B Warrants, the “New November 2018 Canopy Warrants”). The New Tranche A Warrants have an exercise price of C$50.40 per warrant share and are currently exercisable, but now expire November 1, 2023. The New Tranche B Warrants now have an exercise price of C$76.68 per warrant share and the New Tranche C Warrants have a VWAP Exercise Price. The New Tranche B Warrants and the New Tranche C Warrants now have an expiration date of November 1, 2026.

The other rights obtained in June 2019 in connection with the Acreage Transaction include a share repurchase credit and the ability to purchase Canopy common shares on the open market or in private agreement transactions. If for any reason Canopy has not purchased the lesser of 27,378,866 Canopy common shares or C$1,583.0 million worth of Canopy common shares for cancellation by the end of the two-year period beginning upon full exercise of the New Tranche A Warrants, we will be credited an amount that will reduce the aggregate exercise price otherwise payable upon each exercise of the New Tranche B Warrants and New Tranche C Warrants. The credit will be an amount equal to the difference between C$1,583.0 million and the actual price paid by Canopy in purchasing its common shares for cancellation. If we choose to purchase Canopy common shares on the open market or in private agreement with existing holders, the number of New Tranche B Warrants or New Tranche C Warrants shall be decreased by one for each Canopy common share acquired, up to an aggregate maximum reduction of 20 million warrants. The likelihood of receiving the share repurchase credit if we were to fully exercise the New Tranche A Warrants is remote, therefore, no fair value has been assigned.

The inputs used to estimate the fair value of the New November 2018 Canopy Warrants as of the June 27, 2019 modification date, are as follows:

	New Tranche A Warrants (1)		New Tranche B Warrants (1)
Exercise price	C$	50.40	C$	76.68
Valuation date stock price	C$	53.36	C$	53.36
Expected life	4.3 years		7.3 years
Expected volatility	66.7%		66.7%
Risk-free interest rate	1.4%		1.4%
Expected dividend yield	0.0%		0.0%

(1)	Refer to Note 6 for input descriptions.
Accordingly, we have recognized a $1,176.0 million unrealized gain from unconsolidated investments in the second quarter of fiscal 2020 from the June 2019 Warrant Modification. Approximately $322.5 million of the unrealized gain was associated with the New Tranche A Warrants and $853.5 million was associated with the New Tranche B Warrants. No value was associated with the New Tranche C Warrants

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

as they have a VWAP Exercise Price. As the expiration dates of the New Tranche A Warrants and New Tranche B Warrants were extended, we now utilize a blend of Canopy’s historical volatility, implied volatility, and limited consideration of historical peer group volatility in our valuations to supplement the limited trading history.

Canopy has various convertible equity securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2017 Canopy Warrants and New November 2018 Canopy Warrants. As of August 31, 2019, the conversion of Canopy equity securities held by its employees and/or held by other third parties would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If Canopy exercises its right to acquire the shares of Acreage and we were to exercise all of our outstanding November 2017 Canopy Warrants and the New November 2018 Canopy Warrants, our ownership interest in Canopy would not be expected to be greater than 50 percent. As of August 31, 2019, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $6.1 billion based on the terms of the November 2017 Canopy Warrants and the New November 2018 Canopy Warrants. Additionally, as of August 31, 2019, the fair value of the Canopy Equity Method Investment was $2,916.0 million based on the closing price of the underlying equity security as of that date.

The following table presents summarized financial information for Canopy presented in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s fourth quarter fiscal 2019 and first quarter fiscal 2020 earnings (losses) for the period January through June 2019 in our six months ended August 31, 2019. We recognized our share of Canopy’s first quarter fiscal 2020 earnings (losses) for the period April through June 2019, in our three months ended August 31, 2019 results. The amounts shown represent 100% of Canopy’s results of operations for the respective periods. However, they exclude the impact the June 2019 Warrant Modification Loss because it was recorded within equity.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2019	2018	2019	2018
(in millions)
Net sales	$138.4	NA	$67.7	NA
Gross profit	$21.1	NA	$9.8	NA
Net gain (loss)	$(418.6)	NA	$(149.7)	NA
Net gain (loss) attributable to Canopy	$(430.4)	NA	$(146.3)	NA

NA = Not Applicable

10.    OTHER ASSETS

The major components of other assets are as follows:

	August 31, 2019	February 28, 2019
(in millions)
Operating lease right-of-use asset	$552.8	$—
Other	97.6	109.7
	$650.4	$109.7

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

11.    BORROWINGS

Borrowings consist of the following:

	August 31, 2019			February 28, 2019
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Senior credit facility, Revolving credit loan	$—			$59.0
Commercial paper	150.9			732.5
	$150.9			$791.5

Long-term debt
Senior credit facility, Term loan	$—	$—	$—	$492.8
Term loan credit facilities	24.6	1,528.3	1,552.9	1,486.4
Senior notes	599.6	10,618.2	11,217.8	10,816.9
Other	11.9	13.3	25.2	28.9
	$636.1	$12,159.8	$12,795.9	$12,825.0

Senior credit facility
The Company, CB International Finance S.à r.l., a wholly-owned subsidiary of ours (“CB International”), certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders are parties to a credit agreement, as amended and restated (the “2018 Credit Agreement”). The 2018 Credit Agreement provides for aggregate credit facilities of $2.0 billion.

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

2019 Term Credit Agreement
In June 2019, the Company and Bank of America, N.A., as Administrative Agent and lender (the “Lender”) entered into a term loan credit agreement (the “2019 Term Credit Agreement”). The 2019 Term Credit Agreement provides for the creation of a $491.3 million five-year term loan facility (the “2019 Five-Year Term Facility”). The 2019 Five-Year Term Facility will be repaid in quarterly payments of principal equal to 1.25% of the original aggregate principal amount of the 2019 Five-Year Term Facility, with the balance due and payable at maturity. The proceeds from borrowings under the 2019 Term Credit Agreement were used to repay in full the U.S. Term A-1 Facility under the 2018 Credit Agreement.

The obligations under the 2019 Term Credit Agreement are guaranteed by certain subsidiaries of the Company. The guarantors under the 2019 Term Credit Agreement are the same subsidiary guarantors as under the 2018 Credit Agreement and the Term Credit Agreement. We and our subsidiaries are subject to covenants that are contained in the 2019 Term Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness), additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

As of August 31, 2019, aggregate credit facilities under the 2018 Credit Agreement, the Term Credit Agreement, and the 2019 Term Credit Agreement consist of the following:

	Amount	Maturity
(in millions)
2018 Credit Agreement
Revolving Credit Facility (1) (2)	$2,000.0	Sept 14, 2023

Term Credit Agreement
Three-Year Term Facility (1) (3)	$500.0	Nov 1, 2021
Five-Year Term Facility (1) (3)	$1,000.0	Nov 1, 2023
	$1,500.0
2019 Term Credit Agreement
2019 Five-Year Term Facility (1) (3)	$491.3	Jun 28, 2024

(1)
Contractual interest rate varies based on our debt rating (as defined in the respective agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin, or, in certain circumstances where LIBOR cannot be adequately ascertained or available, an alternative benchmark rate plus a margin.

(2)	We and/or CB International are the borrower under the $2,000.0 million Revolving Credit Facility. Includes a sub-facility for letters of credit of up to $200.0 million.

(3)	We are the borrower under the Three-Year Term Facility, the Five-Year Term Facility, and the 2019 Five-Year Term Facility.

As of August 31, 2019, information with respect to borrowings under the 2018 Credit Agreement, the Term Credit Agreement, and the 2019 Term Credit Agreement is as follows:

	2018 Credit Agreement	Term Credit Agreement		2019 Term Credit Agreement
	Revolving Credit Facility	Three-Year Term Facility (1)	Five-Year Term Facility (1) (2)	2019 Five-Year Term Facility (1)
(in millions)
Outstanding borrowings	$—	$499.6	$562.0	$491.3
Interest rate	—%	3.4%	3.5%	3.1%
LIBOR margin	1.13%	1.13%	1.25%	0.88%
Outstanding letters of credit	$12.2
Remaining borrowing capacity (3)	$1,836.8

(1)	Outstanding term loan facilities borrowings are net of unamortized debt issuance costs.

(2)	Outstanding borrowings reflect a $400.0 million partial repayment of the Five-Year Term Facility under our Term Credit Agreement.

(3)
Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2018 Credit Agreement and outstanding borrowings under our commercial paper program of $151.0 million (excluding unamortized discount) (see “Commercial paper program”).

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2018 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2018 Credit Agreement. As of August 31, 2019, we had $150.9 million of

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 2.4% and a weighted average remaining term of 9 days.

Interest rate swap contracts
In June 2019, we entered into interest rate swap agreements, which are designated as cash flow hedges for $375.0 million of our floating LIBOR rate debt. As a result of these hedges, we have fixed our interest rates on $375.0 million of our floating LIBOR rate debt at an average rate of 1.9% (exclusive of borrowing margins) from July 1, 2019, through July 1, 2020.

Senior Notes
In July 2019, we issued $800.0 million aggregate principal amount of 3.15% Senior Notes due August 2029 (the “July 2019 Senior Notes”). Proceeds from this offering, net of discount and debt issuance costs, were $793.0 million. Interest on the July 2019 Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2020. The July 2019 Senior Notes are redeemable, in whole or in part, at our option at any time prior to May 1, 2029, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the applicable Treasury Rate plus 20 basis points. On or after May 1, 2029, we may redeem the July 2019 Senior Notes, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. The July 2019 Senior Notes are senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. Certain of our U.S. subsidiaries guarantee the July 2019 Senior Notes on a senior unsecured basis.

In November 2014, we issued $400.0 million aggregate principal amount of 3.875% Senior Notes due November 2019 (the “3.875% November 2014 Senior Notes”). On August 28, 2019, we repaid the 3.875% November 2014 Senior Notes with proceeds from the July 2019 Senior Notes.

Debt payments
As of August 31, 2019, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $68.4 million and $14.7 million, respectively) for the remaining six months of fiscal 2020 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2020	$618.4
2021	734.6
2022	1,680.6
2023	1,827.2
2024	1,637.5
2025	780.7
Thereafter	5,600.0
$12,879.0

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

12.    INCOME TAXES

Our effective tax rate for the six months ended August 31, 2019 was 33.9% of tax benefit as compared with 16.3% of tax expense for the six months ended August 31, 2018. Our effective tax rate for the three months ended August 31, 2019 was 28.1% of tax benefit as compared with 15.7% of tax expense for the three months ended August 31, 2018.

For the six months and three months ended August 31, 2019, our effective tax rate was higher than the federal statutory rate of 21% primarily due to the net unrealized loss from the changes in fair value of our investments in Canopy, which have resulted in an overall net loss for the six months and three months ended August 31, 2019. Our effective tax rate benefited from the following:

•
a higher effective rate of tax benefit from our foreign businesses including the tax benefits recorded on the net unrealized loss from the changes in fair value of our investments in Canopy and the tax benefits recorded on the Canopy equity in earnings (losses) and related activities;

•	the recognition of a net income tax benefit from stock-based compensation award activity; and

•
for the six months ended August 31, 2019, our effective tax rate also benefited from the reversal of valuation allowances for capital loss carryforwards in connection with the Wine and Spirits Transaction.

For the six months and three months ended August 31, 2018, our effective tax rate was lower than the federal statutory rate of 21% primarily due to:

•	lower effective tax rates applicable to our foreign businesses;

•	the recognition of a net income tax benefit from stock-based compensation award activity; and

•	for the six months ended August 31, 2018, our effective tax rate also benefited from the reversal of valuation allowances in connection with the sale of our Accolade Wine Investment (see Note 19).

Subsequent Event
As a result of certain foreign tax reform that was enacted in September 2019, we are estimating a one-time benefit to our deferred tax assets of approximately $500 million to $550 million to be recognized during the three months ended November 30, 2019.

13.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	August 31, 2019	February 28, 2019
(in millions)
Deferred income taxes	$561.3	$1,029.7
Operating lease liability	511.9	—
Unrecognized tax benefit liabilities	249.8	239.0
Long-term income tax payable	95.4	95.4
Other	90.0	106.6
	$1,508.4	$1,470.7

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

14.    LEASES

General
We primarily lease certain vineyards, office and production facilities, warehouses, production equipment, and vehicles. We assess service arrangements to determine if an asset is explicitly or implicitly specified in the agreement and if we have the right to control the use of the identified asset. We have concluded that certain grape purchasing arrangements associated with the purchase of grape production yielded from a specified block of a vineyard and certain third-party logistics arrangements contain a lease.

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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Balance sheet location
A summary of lease right-of-use assets and liabilities are as follows:

	Balance Sheet Classification	August 31, 2019
(in millions)
Assets
Operating lease	Other assets	$552.8
Finance lease	Property, plant, and equipment	26.4
Total right-of-use assets		$579.2

Liabilities
Current:
Operating lease	Other accrued expenses and liabilities	$76.7
Finance lease	Current maturities of long-term debt	11.9
Non-Current:
Operating lease	Deferred income taxes and other liabilities	511.9
Finance lease	Long-term debt, less current maturities	13.3
Total lease liabilities		$613.8

Lease costs
The components of total lease cost are as follows:

	For the Six Months Ended August 31, 2019	For the Three Months Ended August 31, 2019
(in millions)
Operating lease cost	$46.5	$23.1
Finance lease cost:
Amortization of right-of-use assets	5.6	2.8
Interest on lease liabilities	0.3	0.1
Short-term lease cost	4.2	1.9
Variable lease cost	95.4	51.5
Total lease cost	$152.0	$79.4

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Lease maturities (1)
As of August 31, 2019, minimum payments due for lease liabilities for the remaining six months of fiscal 2020 and for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
(in millions)
2020	$51.8	$6.4
2021	94.3	10.4
2022	81.6	6.2
2023	69.9	2.6
2024	63.5	0.5
2025	53.6	—
Thereafter	310.9	—
Total lease payments	725.6	26.1
Less: Interest	(137.0)	(0.9)
Total lease liabilities	$588.6	$25.2

As of February 28, 2019, future payments were expected to be as follows:

Operating Leases
(in millions)
2020	$59.0
2021	58.2
2022	51.1
2023	47.9
2024	41.2
Thereafter	302.1
Total lease payments	$559.5
(1) For leases with terms in excess of 12 months at inception.

Supplemental information	For the Six Months Ended August 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46.6
Operating cash flows from finance leases	$0.3
Financing cash flows from finance leases	$7.3

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$17.3
Finance leases	$4.0

Weighted-average remaining lease term:
Operating leases	11.9 years
Finance leases	3.4 years

Weighted-average discount rate:
Operating leases	3.7%
Finance leases	2.7%

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	27

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

15.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2019	185,740,178	28,322,419	1,149,624	18,927,966	5,005,800
Conversion of shares	133,667	(55)	(133,612)	—	—
Exercise of stock options (1)	—	—	2,107	(173,725)	—
Vesting of restricted stock units (2)	—	—	—	(88,683)	—
Vesting of performance share units (2)	—	—	—	(29,015)	—
Cancellation of restricted shares	—	—	—	444	—
Balance at May 31, 2019	185,873,845	28,322,364	1,018,119	18,636,987	5,005,800
Share repurchases	—	—	—	265,593	—
Conversion of shares	6,267	(543)	(5,724)	—	—
Exercise of stock options (1)	—	—	—	(258,628)	—
Employee stock purchases	—	—	—	(36,840)	—
Vesting of restricted stock units (2)	—	—	—	(2,148)	—
Balance at August 31, 2019	185,880,112	28,321,821	1,012,395	18,604,964	5,005,800

Balance at February 28, 2018	258,718,356	28,335,387	1,970	90,743,239	5,005,800
Share repurchases	—	—	—	450,508	—
Conversion of shares	5,144	(5,144)	—	—	—
Exercise of stock options	216,946	—	5,118	—	—
Vesting of restricted stock units (2)	—	—	—	(20,392)	—
Vesting of performance share units (2)	—	—	—	(62,352)	—
Balance at May 31, 2018	258,940,446	28,330,243	7,088	91,111,003	5,005,800
Share repurchases	—	—	—	1,901,637	—
Conversion of shares	2,500	(2,500)	—	—	—
Exercise of stock options	137,219	—	2,325	—	—
Employee stock purchases	—	—	—	(34,203)	—
Grant of restricted stock awards	—	—	—	(3,552)	—
Vesting of restricted stock units (2)	—	—	—	(3,074)	—
Balance at August 31, 2018	259,080,165	28,327,743	9,413	92,971,811	5,005,800

(1)	Includes use of Class A Treasury Stock associated with stock option exercises beginning March 1, 2019.

(2)	Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Six Months Ended August 31,
2019
Restricted Stock Units	48,562	1,176	49,738
Performance Share Units	17,439	—	17,439

2018
Restricted Stock Units	12,743	2,211	14,954
Performance Share Units	44,016	—	44,016

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2018 Authorization”). The Board of

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	28

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2018 Authorization have become treasury shares.

For the six months ended August 31, 2019, we repurchased 265,593 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $50.0 million through open market transactions.

As of August 31, 2019, total shares repurchased under the 2018 Authorizations are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$1,045.9	4,897,605

16.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the six months and three months ended August 31, 2018, net income (loss) per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the six months and three months ended August 31, 2018, net income (loss) per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

We have excluded 23,316,505 and 23,316,411 of Class B Convertible Common Stock and 3,367,943 and 3,304,955 of shares issuable under the assumed exercise of stock options using the treasury stock method from the calculation of diluted net income (loss) per share for the six months and three months ended August 31, 2019, respectively, as the effect of including these would have been anti-dilutive.

The computation of basic and diluted net income (loss) per common share is as follows:

	For the Six Months Ended
	August 31, 2019		August 31, 2018
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(684.1)	$(86.5)	$1,680.7	$212.6
Conversion of Class B common shares into Class A common shares	—	—	212.6	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	(5.2)
Net income (loss) attributable to CBI allocated – diluted	$(684.1)	$(86.5)	$1,893.3	$207.4

Weighted average common shares outstanding – basic	168.215	23.316	167.617	23.325
Conversion of Class B common shares into Class A common shares	—	—	23.325	—
Stock-based awards, primarily stock options	—	—	5.526	—
Weighted average common shares outstanding – diluted	168.215	23.316	196.468	23.325

Net income (loss) per common share attributable to CBI – basic	$(4.08)	$(3.71)	$10.03	$9.11
Net income (loss) per common share attributable to CBI – diluted	$(4.08)	$(3.71)	$9.64	$8.89

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	29

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Three Months Ended
	August 31, 2019		August 31, 2018
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(466.4)	$(58.8)	$1,020.0	$129.5
Conversion of Class B common shares into Class A common shares	—	—	129.5	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	(3.2)
Net income (loss) attributable to CBI allocated – diluted	$(466.4)	$(58.8)	$1,149.5	$126.3

Weighted average common shares outstanding – basic	168.310	23.316	167.172	23.323
Conversion of Class B common shares into Class A common shares	—	—	23.323	—
Stock-based awards, primarily stock options	—	—	5.412	—
Weighted average common shares outstanding – diluted	168.310	23.316	195.907	23.323

Net income (loss) per common share attributable to CBI – basic	$(2.77)	$(2.52)	$6.11	$5.55
Net income (loss) per common share attributable to CBI – diluted	$(2.77)	$(2.52)	$5.87	$5.41

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	30

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

17.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

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

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2019
Net income (loss) attributable to CBI			$(770.6)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(58.2)	$—	(58.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(58.2)	—	(58.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(38.4)	3.8	(34.6)
Reclassification adjustments	(6.0)	(0.6)	(6.6)
Net gain (loss) recognized in other comprehensive income (loss)	(44.4)	3.2	(41.2)
Pension/postretirement adjustments:
Net actuarial gain (loss)	—	—	—
Reclassification adjustments	0.1	—	0.1
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1
Share of OCI of equity method investments
Net gain (loss)	(30.6)	7.2	(23.4)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(30.6)	7.2	(23.4)
Other comprehensive income (loss) attributable to CBI	$(133.1)	$10.4	(122.7)
Comprehensive income (loss) attributable to CBI			$(893.3)

For the Six Months Ended August 31, 2018
Net income (loss) attributable to CBI			$1,893.3
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(92.5)	$—	(92.5)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(92.5)	—	(92.5)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(9.2)	1.0	(8.2)
Reclassification adjustments	(4.7)	1.0	(3.7)
Net gain (loss) recognized in other comprehensive income (loss)	(13.9)	2.0	(11.9)
Unrealized gain (loss) on AFS debt securities:
Net AFS debt securities gain (loss)	(0.4)	0.1	(0.3)
Reclassification adjustments	1.9	0.9	2.8
Net gain (loss) recognized in other comprehensive income (loss)	1.5	1.0	2.5
Pension/postretirement adjustments:
Net actuarial gain (loss)	—	—	—
Reclassification adjustments	0.3	(0.1)	0.2
Net gain (loss) recognized in other comprehensive income (loss)	0.3	(0.1)	0.2
Other comprehensive income (loss) attributable to CBI	$(104.6)	$2.9	(101.7)
Comprehensive income (loss) attributable to CBI			$1,791.6

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	31

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2019
Net income (loss) attributable to CBI			$(525.2)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(76.5)	$—	(76.5)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(76.5)	—	(76.5)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(34.0)	2.1	(31.9)
Reclassification adjustments	(3.7)	—	(3.7)
Net gain (loss) recognized in other comprehensive income (loss)	(37.7)	2.1	(35.6)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.1)	—	(0.1)
Reclassification adjustments	0.1	—	0.1
Net gain (loss) recognized in other comprehensive income (loss)	—	—	—
Share of OCI of equity method investments
Net gain (loss)	(11.8)	2.8	(9.0)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(11.8)	2.8	(9.0)
Other comprehensive income (loss) attributable to CBI	$(126.0)	$4.9	(121.1)
Comprehensive income (loss) attributable to CBI			$(646.3)

For the Three Months Ended August 31, 2018
Net income (loss) attributable to CBI			$1,149.5
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$39.8	$—	39.8
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	39.8	—	39.8
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	49.9	(15.6)	34.3
Reclassification adjustments	0.2	(0.3)	(0.1)
Net gain (loss) recognized in other comprehensive income (loss)	50.1	(15.9)	34.2
Other comprehensive income (loss) attributable to CBI	$89.9	$(15.9)	74.0
Comprehensive income (loss) attributable to CBI			$1,223.5

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	32

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2019	$(406.5)	$25.1	$(2.1)	$29.6	$(353.9)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(58.2)	(34.6)	—	(23.4)	(116.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.6)	0.1	—	(6.5)
Other comprehensive income (loss)	(58.2)	(41.2)	0.1	(23.4)	(122.7)
Balance, August 31, 2019	$(464.7)	$(16.1)	$(2.0)	$6.2	$(476.6)

18.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information sets forth the condensed consolidating balance sheets as of August 31, 2019, and February 28, 2019, the condensed consolidating statements of comprehensive income (loss) for the six months and three months ended August 31, 2019, and August 31, 2018, and the condensed consolidating statements of cash flows for the six months ended August 31, 2019, and August 31, 2018, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors are not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors, and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2019 Annual Report, and include the recently adopted accounting guidance described in Note 2 and Note 14 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans, or advances.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	33

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at August 31, 2019
Current assets:
Cash and cash equivalents	$4.0	$3.9	$73.4	$—	$81.3
Accounts receivable	488.0	409.6	56.1	—	953.7
Inventories	56.2	1,024.3	420.4	(189.5)	1,311.4
Intercompany receivable	29,836.0	35,676.9	20,272.7	(85,785.6)	—
Prepaid expenses and other	122.1	61.7	363.0	(21.7)	525.1
Assets held for sale - current	158.7	381.2	126.1	—	666.0
Total current assets	30,665.0	37,557.6	21,311.7	(85,996.8)	3,537.5
Property, plant, and equipment	66.9	633.2	4,441.5	—	5,141.6
Investments in subsidiaries	26,237.5	1,605.4	3,218.1	(31,061.0)	—
Goodwill	—	5,782.5	1,914.2	—	7,696.7
Intangible assets	—	271.2	2,515.8	—	2,787.0
Intercompany notes receivable	2,764.6	—	559.0	(3,323.6)	—
Equity method investments	—	0.5	3,003.3	—	3,003.8
Securities measured at fair value	—	—	1,572.2	—	1,572.2
Deferred income taxes	64.6	—	2,191.6	(109.4)	2,146.8
Assets held for sale	30.2	859.6	129.3	—	1,019.1
Other assets	29.3	340.7	280.4	—	650.4
Total assets	$59,858.1	$47,050.7	$41,137.1	$(120,490.8)	$27,555.1

Current liabilities:
Short-term borrowings	$150.9	$—	$—	$—	$150.9
Current maturities of long-term debt	624.2	11.7	0.2	—	636.1
Accounts payable	47.3	212.3	349.0	—	608.6
Intercompany payable	34,441.2	32,851.1	18,493.3	(85,785.6)	—
Other accrued expenses and liabilities	376.2	300.4	172.7	(49.0)	800.3
Total current liabilities	35,639.8	33,375.5	19,015.2	(85,834.6)	2,195.9
Long-term debt, less current maturities	12,146.5	12.9	0.4	—	12,159.8
Intercompany notes payable	653.0	2,241.9	428.7	(3,323.6)	—
Deferred income taxes and other liabilities	41.3	848.4	728.1	(109.4)	1,508.4
Total liabilities	48,480.6	36,478.7	20,172.4	(89,267.6)	15,864.1
CBI stockholders’ equity	11,377.5	10,572.0	20,651.2	(31,223.2)	11,377.5
Noncontrolling interests	—	—	313.5	—	313.5
Total stockholders’ equity	11,377.5	10,572.0	20,964.7	(31,223.2)	11,691.0
Total liabilities and stockholders’ equity	$59,858.1	$47,050.7	$41,137.1	$(120,490.8)	$27,555.1

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	34

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2019
Current assets:
Cash and cash equivalents	$11.0	$2.6	$80.0	$—	$93.6
Accounts receivable	435.6	370.6	40.7	—	846.9
Inventories	197.7	1,485.4	609.9	(162.6)	2,130.4
Intercompany receivable	29,712.5	33,775.4	20,050.6	(83,538.5)	—
Prepaid expenses and other	89.9	78.1	446.7	(1.6)	613.1
Total current assets	30,446.7	35,712.1	21,227.9	(83,702.7)	3,684.0
Property, plant, and equipment	85.3	786.8	4,395.2	—	5,267.3
Investments in subsidiaries	26,533.8	1,599.6	2,982.1	(31,115.5)	—
Goodwill	—	6,185.5	1,903.3	—	8,088.8
Intangible assets	—	605.0	2,593.1	—	3,198.1
Intercompany notes receivable	3,218.6	—	38.6	(3,257.2)	—
Equity method investments	—	1.7	3,463.9	—	3,465.6
Securities measured at fair value	—	—	3,234.7	—	3,234.7
Deferred income taxes	69.2	—	2,183.3	(69.2)	2,183.3
Other assets	17.3	1.1	91.3	—	109.7
Total assets	$60,370.9	$44,891.8	$42,113.4	$(118,144.6)	$29,231.5

Current liabilities:
Short-term borrowings	$732.5	$—	$59.0	$—	$791.5
Current maturities of long-term debt	1,052.8	12.2	0.2	—	1,065.2
Accounts payable	59.6	141.3	415.8	—	616.7
Intercompany payable	33,787.6	31,428.9	18,322.0	(83,538.5)	—
Other accrued expenses and liabilities	374.3	184.0	156.6	(24.5)	690.4
Total current liabilities	36,006.8	31,766.4	18,953.6	(83,563.0)	3,163.8
Long-term debt, less current maturities	11,743.4	16.0	0.4	—	11,759.8
Intercompany notes payable	38.5	2,694.4	524.3	(3,257.2)	—
Deferred income taxes and other liabilities	31.2	540.5	955.9	(56.9)	1,470.7
Total liabilities	47,819.9	35,017.3	20,434.2	(86,877.1)	16,394.3
CBI stockholders’ equity	12,551.0	9,874.5	21,393.0	(31,267.5)	12,551.0
Noncontrolling interests	—	—	286.2	—	286.2
Total stockholders’ equity	12,551.0	9,874.5	21,679.2	(31,267.5)	12,837.2
Total liabilities and stockholders’ equity	$60,370.9	$44,891.8	$42,113.4	$(118,144.6)	$29,231.5

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	35

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income (Loss) for the Six Months Ended August 31, 2019
Sales	$1,366.7	$4,126.1	$2,307.3	$(2,944.2)	$4,855.9
Excise taxes	(168.4)	(240.3)	(6.0)	—	(414.7)
Net sales	1,198.3	3,885.8	2,301.3	(2,944.2)	4,441.2
Cost of product sold	(934.4)	(3,057.4)	(1,143.2)	2,908.4	(2,226.6)
Gross profit	263.9	828.4	1,158.1	(35.8)	2,214.6
Selling, general, and administrative expenses	(235.3)	(535.8)	(110.9)	9.6	(872.4)
Operating income (loss)	28.6	292.6	1,047.2	(26.2)	1,342.2
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	(541.2)	5.3	(352.0)	299.3	(588.6)
Unrealized net gain (loss) on securities measured at fair value	—	—	(1,666.6)	—	(1,666.6)
Net gain (loss) on sale of unconsolidated investment	—	—	(0.1)	—	(0.1)
Interest income	0.5	0.3	8.4	—	9.2
Intercompany interest income	109.2	185.7	170.8	(465.7)	—
Interest expense	(233.9)	(0.5)	(1.0)	—	(235.4)
Intercompany interest expense	(219.1)	(48.6)	(198.0)	465.7	—
Loss on extinguishment of debt	(2.4)	—	—	—	(2.4)
Income (loss) before income taxes	(858.3)	434.8	(991.3)	273.1	(1,141.7)
(Provision for) benefit from income taxes	87.7	(100.4)	396.1	4.2	387.6
Net income (loss)	(770.6)	334.4	(595.2)	277.3	(754.1)
Net income (loss) attributable to noncontrolling interests	—	—	(16.5)	—	(16.5)
Net income (loss) attributable to CBI	$(770.6)	$334.4	$(611.7)	$277.3	$(770.6)

Comprehensive income (loss) attributable to CBI	$(893.3)	$333.7	$(742.5)	$408.8	$(893.3)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Six Months Ended August 31, 2018
Sales	$1,491.2	$3,993.9	$2,004.7	$(2,734.1)	$4,755.7
Excise taxes	(179.7)	(223.6)	(6.2)	—	(409.5)
Net sales	1,311.5	3,770.3	1,998.5	(2,734.1)	4,346.2
Cost of product sold	(1,034.8)	(2,820.2)	(1,015.1)	2,740.7	(2,129.4)
Gross profit	276.7	950.1	983.4	6.6	2,216.8
Selling, general, and administrative expenses	(271.6)	(452.1)	(114.2)	11.5	(826.4)
Operating income (loss)	5.1	498.0	869.2	18.1	1,390.4
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	2,145.9	(26.0)	326.7	(2,444.0)	2.6
Unrealized net gain (loss) on securities measured at fair value	—	—	950.4	—	950.4
Net gain (loss) on sale of unconsolidated investment	—	—	99.8	—	99.8
Interest income	0.1	—	3.4	—	3.5
Intercompany interest income	135.3	321.5	2.4	(459.2)	—
Interest expense	(164.6)	(0.5)	(14.2)	—	(179.3)
Intercompany interest expense	(271.0)	(99.0)	(89.2)	459.2	—
Income (loss) before income taxes	1,850.8	694.0	2,148.5	(2,425.9)	2,267.4
(Provision for) benefit from income taxes	42.5	(167.9)	(246.4)	2.0	(369.8)
Net income (loss)	1,893.3	526.1	1,902.1	(2,423.9)	1,897.6
Net income (loss) attributable to noncontrolling interests	—	—	(4.3)	—	(4.3)
Net income (loss) attributable to CBI	$1,893.3	$526.1	$1,897.8	$(2,423.9)	$1,893.3

Comprehensive income (loss) attributable to CBI	$1,791.6	$525.5	$1,796.3	$(2,321.8)	$1,791.6

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	36

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended August 31, 2019
Sales	$737.5	$2,194.2	$1,121.4	$(1,479.7)	$2,573.4
Excise taxes	(91.5)	(134.9)	(3.0)	—	(229.4)
Net sales	646.0	2,059.3	1,118.4	(1,479.7)	2,344.0
Cost of product sold	(513.8)	(1,606.7)	(557.1)	1,519.5	(1,158.1)
Gross profit	132.2	452.6	561.3	39.8	1,185.9
Selling, general, and administrative expenses	(122.2)	(272.1)	(77.0)	4.9	(466.4)
Operating income (loss)	10.0	180.5	484.3	44.7	719.5
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	(401.9)	0.2	(350.7)	266.8	(485.6)
Unrealized net gain (loss) on securities measured at fair value	—	—	(839.1)	—	(839.1)
Interest income	0.5	0.3	4.1	—	4.9
Intercompany interest income	70.3	94.8	168.8	(333.9)	—
Interest expense	(115.9)	(0.2)	(0.4)	—	(116.5)
Intercompany interest expense	(130.5)	(22.2)	(181.2)	333.9	—
Loss on extinguishment of debt	(2.4)	—	—	—	(2.4)
Income (loss) before income taxes	(569.9)	253.4	(714.2)	311.5	(719.2)
(Provision for) benefit from income taxes	44.7	(60.1)	226.4	(8.8)	202.2
Net income (loss)	(525.2)	193.3	(487.8)	302.7	(517.0)
Net income (loss) attributable to noncontrolling interests	—	—	(8.2)	—	(8.2)
Net income (loss) attributable to CBI	$(525.2)	$193.3	$(496.0)	$302.7	$(525.2)

Comprehensive income (loss) attributable to CBI	$(646.3)	$192.9	$(616.2)	$423.3	$(646.3)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended August 31, 2018
Sales	$808.6	$2,112.7	$997.1	$(1,392.7)	$2,525.7
Excise taxes	(100.9)	(122.7)	(3.0)	—	(226.6)
Net sales	707.7	1,990.0	994.1	(1,392.7)	2,299.1
Cost of product sold	(548.0)	(1,498.1)	(516.8)	1,432.0	(1,130.9)
Gross profit	159.7	491.9	477.3	39.3	1,168.2
Selling, general, and administrative expenses	(130.3)	(213.4)	(64.7)	5.2	(403.2)
Operating income (loss)	29.4	278.5	412.6	44.5	765.0
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	1,235.3	(13.5)	179.5	(1,403.4)	(2.1)
Unrealized net gain (loss) on securities measured at fair value	—	—	692.1	—	692.1
Net gain (loss) on sale of unconsolidated investment	—	—	(1.6)	—	(1.6)
Interest income	0.1	—	3.0	—	3.1
Intercompany interest income	67.7	162.7	1.5	(231.9)	—
Interest expense	(84.3)	(0.2)	(6.6)	—	(91.1)
Intercompany interest expense	(137.4)	(49.5)	(45.0)	231.9	—
Income (loss) before income taxes	1,110.8	378.0	1,235.5	(1,358.9)	1,365.4
(Provision for) benefit from income taxes	38.7	(91.0)	(150.3)	(11.5)	(214.1)
Net income (loss)	1,149.5	287.0	1,085.2	(1,370.4)	1,151.3
Net income (loss) attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)
Net income (loss) attributable to CBI	$1,149.5	$287.0	$1,083.4	$(1,370.4)	$1,149.5

Comprehensive income (loss) attributable to CBI	$1,223.5	$287.0	$1,158.1	$(1,445.1)	$1,223.5

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	37

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2019
Net cash provided by (used in) operating activities	$430.0	$9.8	$1,062.8	$(83.2)	$1,419.4

Cash flows from investing activities:
Purchases of property, plant, and equipment	(24.9)	(34.8)	(295.5)	—	(355.2)
Purchases of businesses, net of cash acquired	—	—	(36.2)	—	(36.2)
Investments in equity method investees and securities	—	—	(33.0)	—	(33.0)
Net proceeds from (repayments of) intercompany notes	(309.2)	—	—	309.2	—
Net contributions from (investment in) equity affiliates	(85.4)	—	—	85.4	—
Other investing activities	0.2	0.1	(1.6)	—	(1.3)
Net cash provided by (used in) investing activities	(419.3)	(34.7)	(366.3)	394.6	(425.7)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(109.7)	109.7	—
Net contributions from (investment in) equity affiliates	—	—	111.9	(111.9)	—
Net proceeds from (repayments of) intercompany notes	901.4	47.5	(639.7)	(309.2)	—
Principal payments of long-term debt	(1,318.8)	(7.6)	(5.1)	—	(1,331.5)
Net proceeds from (repayments of) short-term borrowings	(581.5)	—	(59.0)	—	(640.5)
Dividends paid	(285.0)	—	—	—	(285.0)
Purchases of treasury stock	(50.0)	—	—	—	(50.0)
Payments of minimum tax withholdings on stock-based payment awards	—	(13.7)	(0.5)	—	(14.2)
Payments of debt issuance costs	(8.0)	—	—	—	(8.0)
Proceeds from issuance of long-term debt	1,291.3	—	—	—	1,291.3
Proceeds from shares issued under equity compensation plans	32.9	—	—	—	32.9
Net cash provided by (used in) financing activities	(17.7)	26.2	(702.1)	(311.4)	(1,005.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.0)	—	(1.0)

Net increase (decrease) in cash and cash equivalents	(7.0)	1.3	(6.6)	—	(12.3)
Cash and cash equivalents, beginning of period	11.0	2.6	80.0	—	93.6
Cash and cash equivalents, end of period	$4.0	$3.9	$73.4	$—	$81.3

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	38

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended August 31, 2018
Net cash provided by (used in) operating activities	$(84.4)	$778.1	$644.8	$—	$1,338.5

Cash flows from investing activities:
Purchases of property, plant, and equipment	(15.5)	(58.2)	(296.9)	—	(370.6)
Purchases of businesses, net of cash acquired	—	(19.5)	(0.7)	—	(20.2)
Investments in equity method investees and securities	—	—	(152.1)	—	(152.1)
Proceeds from sale of unconsolidated investment	—	—	110.2	—	110.2
Proceeds from sales of assets	0.3	38.3	6.1	—	44.7
Net proceeds from (repayments of) intercompany notes	456.5	—	—	(456.5)	—
Net contributions from (investment in) equity affiliates	(15.8)	(11.1)	—	26.9	—
Other investing activities	—	—	(0.8)	—	(0.8)
Net cash provided by (used in) investing activities	425.5	(50.5)	(334.2)	(429.6)	(388.8)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(29.5)	29.5	—
Net contributions from (investment in) equity affiliates	—	32.7	23.7	(56.4)	—
Net proceeds from (repayments of) intercompany notes	57.6	(740.3)	226.2	456.5	—
Principal payments of long-term debt	(4.5)	(8.5)	(10.5)	—	(23.5)
Net proceeds from (repayments of) short-term borrowings	381.7	—	(414.1)	—	(32.4)
Dividends paid	(279.1)	—	—	—	(279.1)
Purchases of treasury stock	(504.3)	—	—	—	(504.3)
Payments of minimum tax withholdings on stock-based payment awards	—	(12.7)	(0.8)	—	(13.5)
Payments of debt issuance costs	(13.6)	—	—	—	(13.6)
Proceeds from issuance of long-term debt	—	—	12.0	—	12.0
Proceeds from shares issued under equity compensation plans	21.5	—	—	—	21.5
Net cash provided by (used in) financing activities	(340.7)	(728.8)	(193.0)	429.6	(832.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.0)	—	(1.0)

Net increase (decrease) in cash and cash equivalents	0.4	(1.2)	116.6	—	115.8
Cash and cash equivalents, beginning of period	4.6	4.4	81.3	—	90.3
Cash and cash equivalents, end of period	$5.0	$3.2	$197.9	$—	$206.1

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	39

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

19.    BUSINESS SEGMENT INFORMATION

Through February 28, 2019, our internal management financial reporting consisted of two business divisions:  (i)  Beer and (ii)  Wine and Spirits. Beginning March 1, 2019, as a result of our November 2018 Canopy Investment and a change in our chief operating decision maker (“CODM”) on March 1, 2019, we have changed our internal management financial reporting to consist of three business divisions:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Canopy. Consequently, beginning with the first quarter of fiscal 2020, we report our operating results in four segments:  (i)  Beer, (ii)  Wine and Spirits, (iii)  Corporate Operations and Other, and (iv)  Canopy. The Canopy Equity Method Investment makes up the Canopy segment.

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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	40

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2019	2018	2019	2018
(in millions)
Cost of product sold
Strategic business development costs	$(62.5)	$—	$(18.0)	$—
Settlements of undesignated commodity derivative contracts	(48.4)	(5.1)	(18.4)	(3.6)
Accelerated depreciation	(5.3)	(5.0)	(1.8)	(1.6)
Flow through of inventory step-up	(1.2)	(1.4)	(0.8)	(0.8)
Net gain (loss) on undesignated commodity derivative contracts	26.8	9.6	10.9	(5.8)
Recovery of (loss on) inventory write-down	8.6	(1.5)	8.6	—
Total cost of product sold	(82.0)	(3.4)	(19.5)	(11.8)

Selling, general, and administrative expenses
Net gain (loss) on foreign currency derivative contracts associated with acquisition of investment	—	(7.1)	—	(7.1)
Restructuring and other strategic business development costs	(50.1)	(8.6)	(26.5)	(4.3)
Transaction, integration, and other acquisition-related costs	(5.5)	(1.0)	(3.2)	(1.0)
Impairment of intangible assets	(11.0)	—	(11.0)	—
Deferred compensation	—	(16.3)	—	—
Other gains (losses) (1)	1.1	8.5	(12.3)	8.5
Total selling, general, and administrative expenses	(65.5)	(24.5)	(53.0)	(3.9)
Comparable Adjustments, Operating income (loss)	$(147.5)	$(27.9)	$(72.5)	$(15.7)

(1)
Includes a gain of $11.8 million for the six months ended August 31, 2019, in connection with the increase in our ownership interest in Nelson’s Green Brier and a loss of $11.4 million and $13.3 million for the six months and three months ended August 31, 2019, respectively, in connection with an increase in estimated fair value of a contingent liability associated with a prior period acquisition.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	41

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2019 Annual Report, and include the recently adopted accounting guidance described in Note 2 and Note 14 herein. Amounts included below for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included in the information below and subsequently eliminated in order to reconcile to our consolidated financial statements. Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2019	2018	2019	2018
(in millions)
Beer
Net sales	$3,117.8	$2,902.2	$1,640.4	$1,527.1
Segment operating income (loss)	$1,265.9	$1,150.6	$685.3	$630.6
Capital expenditures	$272.8	$296.3	$170.7	$159.8
Depreciation and amortization	$106.2	$100.5	$51.9	$51.0

Wine and Spirits
Net sales:
Wine	$1,146.1	$1,262.8	$611.1	$671.0
Spirits	177.3	181.2	92.5	101.0
Net sales	$1,323.4	$1,444.0	$703.6	$772.0
Segment operating income (loss)	$321.2	$369.2	$160.4	$201.4
Income (loss) from unconsolidated investments	$3.0	$3.8	$(1.0)	$(1.0)
Equity method investments	$76.8	$79.1	$76.8	$79.1
Capital expenditures	$43.1	$58.8	$16.2	$31.0
Depreciation and amortization	$50.0	$49.2	$25.0	$24.8

Corporate Operations and Other
Segment operating income (loss)	$(97.4)	$(101.5)	$(53.7)	$(51.3)
Income (loss) from unconsolidated investments	$(1.3)	$(1.2)	$(0.2)	$(1.1)
Equity method investments	$81.0	$41.2	$81.0	$41.2
Capital expenditures	$39.3	$15.5	$12.6	$11.6
Depreciation and amortization	$10.5	$17.1	$5.2	$8.7

Canopy
Net sales	$138.4	NA	$67.7	NA
Segment operating income (loss)	$(330.5)	NA	$(160.5)	NA
Capital expenditures	$270.6	NA	$158.4	NA
Depreciation and amortization	$35.0	NA	$17.4	NA

Consolidation and Eliminations
Net sales	$(138.4)	$—	$(67.7)	$—
Operating income (loss)	$330.5	$—	$160.5	$—
Income (loss) from unconsolidated investments	$(109.1)	$—	$(54.7)	$—
Equity method investments	$2,846.0	$—	$2,846.0	$—
Capital expenditures	$(270.6)	$—	$(158.4)	$—
Depreciation and amortization	$(35.0)	$—	$(17.4)	$—

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	42

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2019	2018	2019	2018
(in millions)
Comparable Adjustments
Operating income (loss)	$(147.5)	$(27.9)	$(72.5)	$(15.7)
Income (loss) from unconsolidated investments	$(2,147.9)	$1,050.2	$(1,268.8)	$690.5
Depreciation and amortization	$5.3	$5.0	$1.8	$1.6

Consolidated
Net sales	$4,441.2	$4,346.2	$2,344.0	$2,299.1
Operating income (loss)	$1,342.2	$1,390.4	$719.5	$765.0
Income (loss) from unconsolidated investments (1)	$(2,255.3)	$1,052.8	$(1,324.7)	$688.4
Equity method investments	$3,003.8	$120.3	$3,003.8	$120.3
Capital expenditures	$355.2	$370.6	$199.5	$202.4
Depreciation and amortization	$172.0	$171.8	$83.9	$86.1

(1)	Income (loss) from unconsolidated investments consists of:
			For the Six Months Ended		For the Three Months Ended
			August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
		(in millions)
		Unrealized net gain (loss) on securities measured at fair value	$(1,666.6)	$950.4	$(839.1)	$692.1
		Net gain (loss) on sale of unconsolidated investment (i)	(0.1)	99.8	—	(1.6)
		Equity in earnings (losses) of equity method investees and related activities (ii)	(588.6)	2.6	(485.6)	(2.1)
			$(2,255.3)	$1,052.8	$(1,324.7)	$688.4

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

	(ii)	Includes the June 2019 Warrant Modification Loss.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	43

MD&A	Table of Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended August 31, 2019 (“Second Quarter 2020”), and August 31, 2018 (“Second Quarter 2019”), and the six months ended August 31, 2019 (“Six Months 2020”), and August 31, 2018 (“Six Months 2019”). In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

•
Financial liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, and a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments, as well as a discussion of other financing arrangements.

OVERVIEW

We are an international beverage alcohol company with a broad portfolio of consumer-preferred high-end imported and craft beer brands, and higher-end wine and spirits brands. Many of our products are recognized as leaders in their respective categories. We are one of the leading U.S. growth drivers at retail among beverage alcohol suppliers. In the U.S. market, we are the third-largest beer company and a leading higher-end wine company.

Through February 28, 2019, our internal management financial reporting consisted of two business divisions:  (i)  Beer and (ii)  Wine and Spirits. Beginning March 1, 2019, as a result of our November 2018 Canopy Investment and a change in our CODM on March 1, 2019, we have changed our internal management financial reporting to consist of three business divisions:  (i)  Beer, (ii)  Wine and Spirits, and (iii)  Canopy. Consequently, beginning with the first quarter of fiscal 2020, we report our operating results in four segments:  (i)  Beer, (ii)  Wine and Spirits, (iii)  Corporate Operations and Other, and (iv)  Canopy. Our Canopy Equity Method Investment makes up the Canopy segment.

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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	44

MD&A	Table of Contents

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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	45

MD&A	Table of Contents

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

Wine Brands			Wine Portfolio of Brands	Spirits Brands
● 7 Moons	● Drylands	● SIMI	● Charles Smith	● Casa Noble
● Auros	● Kim Crawford	● Spoken Barrel	● Prisoner	● High West
● Champagne Palmer & Co	● Meiomi		● Robert Mondavi	● Mi CAMPO
● Cooper & Thief	● Mount Veeder		● Schrader	● Nelson’s Green Brier
● Crafters Union	● Nobilo			● SVEDKA
● Cuvée Sauvage	● Ruffino			● The Real McCoy
We focus our innovation and investment dollars on those brands within our portfolio which position us to benefit from the consumer-led trend towards premiumization. Additionally, in connection with the Wine and Spirits Transaction and the Black Velvet Transaction, we expect to optimize the value of our wine and spirits portfolio by driving increased focus on our higher-end Power Brands to accelerate growth and improve overall operating margins. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

We remain committed to our long-term financial model of growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth, maintain our targeted leverage ratio, and deliver returns to shareholders through the payment of quarterly cash dividends and periodic share repurchases.

Recent Developments

Wine and Spirits Transaction
In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities, for approximately $1.7 billion, subject to certain adjustments. The Wine and Spirits Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approval, and is expected to close by the end of Fiscal 2020. We expect to use the net cash proceeds from this transaction primarily to reduce outstanding borrowings. The Wine and Spirits

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	46

MD&A	Table of Contents

Transaction is consistent with our strategic focus on higher-margin, higher-growth brands. For additional information regarding the Wine and Spirits Transaction, refer to Note 4 of the Financial Statements.

We now believe it is likely that a portion of the Wine and Spirits Transaction purchase price may be revised to take the form of contingent consideration, receivable based on future brand performance. We record contingent consideration when it is determined to be realizable. Therefore, we now expect to recognize an additional loss of approximately $300 million on the write-down of assets held for sale during the three months ended November 30, 2019.

In connection with the Wine and Spirits Transaction, we have net assets of $1,444.4 million that have met the held for sale criteria as of August 31, 2019.

Black Velvet Transaction
In August 2019, we entered into a definitive agreement to sell Black Velvet Canadian Whisky and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility. We expect to receive cash proceeds of approximately $266 million, subject to closing adjustments and to recognize a gain of approximately $70 million to $80 million upon closing. The Black Velvet Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approvals, and is expected to close in the fourth quarter of calendar 2019. This transaction is consistent with our strategic focus on higher-margin, higher-growth brands. For additional information regarding the Black Velvet Transaction, refer to Note 4 of the Financial Statements.

In connection with the Black Velvet Transaction, we have net assets of $201.1 million that have met the held for sale criteria as of August 31, 2019.

Selected financial information included in our results of operations for the portion of the Wine and Spirits segment that will no longer be part of our consolidated results after the Wine and Spirits Transaction and Black Velvet Transaction is as follows:

	Net Sales	Gross Profit	Marketing
(in millions)
Second Quarter 2020
Wine and Spirits segment results	$263.7	$96.9	$4.3

Six Months 2020
Wine and Spirits segment results	$522.1	$199.0	$7.4

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	47

MD&A	Table of Contents

Investments and Acquisitions

Canopy Segment
Canopy Investments
Our investments in Canopy, and the method of accounting for these investments, consist of the following:

Date of Investment	Investment Acquired	Purchase Price	Method of Accounting
(in millions)
Nov 2017	Common shares	$130.1	Fair value / equity method (1)
Nov 2017	Warrants	61.2	Fair value
		$191.3

June 2018	Convertible debt securities	$150.5	Fair value

Nov 2018	Common shares	$2,740.3	Equity method
Nov 2018	Warrants (3)	1,146.8	Fair value
		$3,887.1	(2)

We recognized an unrealized net gain (loss) from the changes in fair value of these investments accounted for at fair value in income (loss) from unconsolidated investments as follows:

Date of Investment	Investment	Second Quarter 2020	Second Quarter 2019	Six Months 2020	Six Months 2019
(in millions)
Nov 2017	Common shares (1)	$—	$328.1	$—	$461.0
Nov 2017	Warrants	(316.7)	310.5	(450.8)	435.9
June 2018	Convertible debt securities	(48.8)	53.5	(81.4)	53.5
Nov 2018	Warrants (3)	(473.6)	—	(1,134.4)	—
		$(839.1)	$692.1	$(1,666.6)	$950.4

(1)	Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018 (see Note 9 of the Financial Statements).

(2)
Includes $17.2 million of direct acquisition costs capitalized under the equity method cost accumulation model. Excludes $7.3 million of direct acquisition costs associated with the investment in warrants which are expensed as incurred in selling, general, and administrative expenses.

(3)
In June 2019, the Canopy Shareholders approved the modification of the terms of the November 2018 Canopy Warrants. For additional information refer to Note 9 of the Financial Statements. Second Quarter 2020 and Six Months 2020 includes a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.

We expect the value of the Canopy investments accounted for at fair value to be volatile in future periods. Additionally, since November 1, 2018, we recognize equity in earnings (losses) and related activities for our Canopy Equity Method Investment on a two-month lag. Accordingly, we recognized our share of Canopy’s first quarter fiscal 2020 earnings (losses) and related activities for the period April through June 2019, in our Second Quarter 2020 results. We recognized our share of Canopy’s fourth quarter fiscal 2019 and first quarter fiscal 2020 earnings (losses) and related activities from January through June 2019, in our Six Months 2020 results. We expect Canopy’s earnings to be volatile in future periods.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	48

MD&A	Table of Contents

As of August 31, 2019, the conversion of Canopy equity securities held by its employees and/or held by other third parties would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. As of August 31, 2019, if Canopy exercised its right to acquire the shares of Acreage, and we were to exercise all of our outstanding November 2017 Canopy Warrants and the New November 2018 Canopy Warrants, our ownership interest in Canopy would still be less than 50 percent.

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

Wine and Spirits Segment
Nelson’s Green Brier Acquisition
In May 2019, we increased our ownership interest in Nelson’s Green Brier to 75%, resulting in consolidation of the business and recognition of a noncontrolling interest. This acquisition included a portfolio of award-winning, Tennessee-based craft bourbon and whiskey products. The preliminary fair value of the business combination was allocated primarily to goodwill, trademarks, inventory, and property, plant, and equipment. The results of operations of Nelson’s Green Brier are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

For additional information on these recent developments, investments, and acquisitions, refer to Notes 4, 6, 7, 9, and 19 of the Financial Statements.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

For Second Quarter 2020 and Second Quarter 2019:

•
Our results of operations were negatively impacted by an unrealized net loss from the changes in fair value of our investments in Canopy and equity in losses from Canopy’s results of operations, including the impact from the June 2019 Warrant Modification, and related activities, partially offset by (i)  an unrealized gain resulting from the June 2019 modification of the terms of the November 2018 Canopy Warrants, and (ii)  the continued improvements within the Beer segment.

•
Net sales increased 2% due to an increase in Beer net sales driven predominantly by volume growth and a favorable impact from pricing within our Mexican beer portfolio, partially offset by a decrease in Wine and Spirits net sales led by branded volume decline.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	49

MD&A	Table of Contents

•
Operating income (loss) decreased 6% largely due to restructuring and other strategic business development costs incurred in connection with ongoing efforts to gain efficiencies and reduce our cost structure primarily within the Wine and Spirits segment, partially offset by the net sales volume growth and favorable impact from pricing within our Mexican beer portfolio.

•
Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI decreased significantly primarily due to a Second Quarter 2020 unrealized net loss on our investments in Canopy, as compared with an unrealized net gain from the changes in fair value on our investments for Second Quarter 2019.

For Six Months 2020 and Six Months 2019:

•
Our results of operations were negatively impacted by an unrealized net loss from the changes in fair value of our investments in Canopy and equity in losses from Canopy’s results of operations, including the impact from the June 2019 Warrant Modification, and related activities, partially offset by (i)  an unrealized gain resulting from the June 2019 modification of the terms of the November 2018 Canopy Warrants, and (ii)  the continued improvements within the Beer segment.

•
Net sales increased 2% primarily due to an increase in Beer net sales driven predominantly by volume growth and a favorable impact from pricing within our Mexican beer portfolio, partially offset by a decrease in Wine and Spirits net sales led by branded volume decline.

•
Operating income (loss) decreased 3% largely due to restructuring and other strategic business development costs incurred in connection with ongoing efforts to gain efficiencies and reduce our cost structure primarily within the Wine and Spirits segment, partially offset by the net sales volume growth and favorable impact from pricing within our Mexican beer portfolio.

•
Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI decreased significantly primarily due to a Six Months 2020 unrealized net loss on our investments in Canopy, as compared with an unrealized net gain from the changes in fair value on our investments for Six Months 2019.

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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	50

MD&A	Table of Contents

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Second Quarter 2020	Second Quarter 2019	Six Months 2020	Six Months 2019
(in millions)
Cost of product sold
Strategic business development costs	$(18.0)	$—	$(62.5)	$—
Settlements of undesignated commodity derivative contracts	(18.4)	(3.6)	(48.4)	(5.1)
Accelerated depreciation	(1.8)	(1.6)	(5.3)	(5.0)
Flow through of inventory step-up	(0.8)	(0.8)	(1.2)	(1.4)
Net gain (loss) on undesignated commodity derivative contracts	10.9	(5.8)	26.8	9.6
Recovery of (loss on) inventory write-down	8.6	—	8.6	(1.5)
Total cost of product sold	(19.5)	(11.8)	(82.0)	(3.4)

Selling, general, and administrative expenses
Net gain (loss) on foreign currency derivative contracts associated with acquisition of investment	—	(7.1)	—	(7.1)
Restructuring and other strategic business development costs	(26.5)	(4.3)	(50.1)	(8.6)
Transaction, integration, and other acquisition-related costs	(3.2)	(1.0)	(5.5)	(1.0)
Impairment of intangible assets	(11.0)	—	(11.0)	—
Deferred compensation	—	—	—	(16.3)
Other gains (losses)	(12.3)	8.5	1.1	8.5
Total selling, general, and administrative expenses	(53.0)	(3.9)	(65.5)	(24.5)
Comparable Adjustments, Operating income (loss)	$(72.5)	$(15.7)	$(147.5)	$(27.9)

Income (loss) from unconsolidated investments	$(1,268.8)	$690.5	$(2,147.9)	$1,050.2

Cost of Product Sold
Strategic Business Development Costs
We recognized costs primarily in connection with losses on write-downs of excess inventory, bulk wine sales, and contract terminations resulting from our ongoing efforts to optimize our portfolio, gain efficiencies, and reduce our cost structure within the Wine and Spirits segment.

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

Recovery of (Loss on) Inventory Write-Down
Reimbursement from our insurance carriers for losses recognized on the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires (Second Quarter 2020, Six Months 2020).

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	51

MD&A	Table of Contents

Selling, General, and Administrative Expenses
Restructuring and Other Strategic Business Development Costs
We recognized costs primarily in connection with (i)  an impairment of long-lived assets held for sale (Second Quarter 2020, Six Months 2020) (ii)  costs from our ongoing efforts to gain efficiencies and reduce our cost structure in connection with a program intended to optimize the Wine and Spirits segment (Second Quarter 2020, Six Months 2020), and (iii)  costs recognized in connection with the development of a program specifically intended to identify opportunities for further streamlining of processes and improving capabilities, linking strategy with execution, prioritizing resources, and enabling a new enterprise resource planning system.

Transaction, Integration, and Other Acquisition-Related Costs
We recognized transaction, integration, and other acquisition-related costs in connection with our acquisitions, divestitures, and investments.

Impairment of Intangible Assets
We recorded trademark impairment losses related to our Beer segment’s Ballast Point craft beer trademark asset. For additional information, refer to Note 6 of the Financial Statements.

Deferred Compensation
We recognized an adjustment related to prior periods to correct for previously unrecognized deferred compensation costs associated with certain employment agreements.

Other Gains (Losses)
We recognized other gains (losses) primarily in connection with (i)  a gain on the remeasurement of our previously held equity interest in Nelson’s Green Brier to the acquisition-date fair value (Six Months 2020), (ii)  an increase in estimated fair value of a contingent liability associated with a prior period acquisition (Second Quarter 2020, Six Months 2020), and (iii)  a gain primarily in connection with the sale of certain non-core assets (Second Quarter 2019, Six Months 2019).

Income (Loss) From Unconsolidated Investments
We recognized an unrealized gain (loss) primarily from (i)  the changes in fair value of our securities measured at fair value (ii)  the increase in fair value resulting from the June 2019 modification of the terms of the November 2018 Canopy Warrants (Second Quarter 2020, Six Months 2020), (iii)  equity in losses from Canopy’s results of operations, including the impact from the June 2019 Warrant Modification, and related activities (Second Quarter 2020, Six Months 2020), and (iv)  a net gain in connection with the sale of our Accolade Wine Investment (Six Months 2019). For additional information, refer to Notes 6, 9, and 19 of the Financial Statements.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	52

MD&A	Table of Contents

SECOND QUARTER 2020 COMPARED TO SECOND QUARTER 2019

Net Sales

	Second Quarter 2020	Second Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$1,640.4	$1,527.1	$113.3	7%
Wine and Spirits:
Wine	611.1	671.0	(59.9)	(9%)
Spirits	92.5	101.0	(8.5)	(8%)
Total Wine and Spirits	703.6	772.0	(68.4)	(9%)
Canopy	67.7	NA	67.7	NM
Consolidation and Eliminations	(67.7)	—	(67.7)	NM
Consolidated net sales	$2,344.0	$2,299.1	$44.9	2%

NM = Not Meaningful

Beer Segment	Second Quarter 2020	Second Quarter 2019	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,640.4	$1,527.1	$113.3	7%

Shipment volume	91.9	87.3		5.3%

Depletion volume (1)				6.2%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to $85.4 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, increased marketing spend, and new product introductions and a $37.9 million favorable impact from pricing in select markets within our Mexican beer portfolio. The increase was partially offset by a decline in craft beer net sales. The shipment timing benefit that occurred at the end of Fiscal 2019 partially reversed in Second Quarter 2020.

Wine and Spirits Segment	Second Quarter 2020	Second Quarter 2019	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$703.6	$772.0	$(68.4)	(9%)

Shipment volume
Total	14.4	16.0		(10.0%)
U.S. Domestic	13.5	14.8		(8.8%)
U.S. Domestic Power Brands	6.3	6.3		—%

Depletion volume (1)
U.S. Domestic				(13.3%)
U.S. Domestic Power Brands				(3.8%)

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	53

MD&A	Table of Contents

The decrease in Wine and Spirits net sales is primarily due to a $70.1 million decline in branded wine and spirits volume. The decrease in volume is partially attributable to timing as shipment volumes were accelerated for Second Quarter 2019 in advance of then expected continuing logistic and transportation constraints. The Wine and Spirits Second Quarter 2020 results have been negatively impacted by transition activities with distributors who are repositioning for ownership of brands upon closing the Wine and Spirits Transaction and the Black Velvet Transaction.

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

Gross Profit

	Second Quarter 2020	Second Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$913.3	$843.4	$69.9	8%
Wine and Spirits	292.1	336.6	(44.5)	(13%)
Canopy	9.8	NA	9.8	NM
Consolidation and Eliminations	(9.8)	—	(9.8)	NM
Comparable Adjustments	(19.5)	(11.8)	(7.7)	65%
Consolidated gross profit	$1,185.9	$1,168.2	$17.7	2%

The increase in Beer is primarily due to $47.7 million of volume growth and the $37.9 million favorable impact from pricing, partially offset by higher cost of product sold for our Mexican beer business of $6.2 million. The higher cost of product sold is predominately due to increased operational costs that included higher material costs, including glass and cartons. The decrease in Wine and Spirits is largely due to $30.9 million of decline in branded wine and spirits volume and $10.2 million higher cost of product sold. The higher cost of product sold is largely attributable to higher grape raw material and processing costs, as well as increased transportation costs.

Gross profit as a percent of net sales decreased slightly to 50.6% for Second Quarter 2020 compared with 50.8% for Second Quarter 2019. This was largely due to the higher cost of product sold within both the Beer and Wine and Spirits segments, which resulted in approximately 25 basis points and 40 basis points of rate decline, respectively and (ii)  an unfavorable change of approximately 30 basis points in Comparable Adjustments. The rate declines were largely offset by the favorable impact from Beer pricing in select markets, which contributed approximately 75 basis points of rate growth.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	54

MD&A	Table of Contents

Selling, General, and Administrative Expenses

	Second Quarter 2020	Second Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$228.0	$212.8	$15.2	7%
Wine and Spirits	131.7	135.2	(3.5)	(3%)
Corporate Operations and Other	53.7	51.3	2.4	5%
Canopy	170.3	NA	170.3	NM
Consolidation and Eliminations	(170.3)	—	(170.3)	NM
Comparable Adjustments	53.0	3.9	49.1	NM
Consolidated selling, general, and administrative expenses	$466.4	$403.2	$63.2	16%

The increase in Beer is primarily due to an increase of $13.0 million in marketing spend. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions.

The decrease in Wine and Spirits is primarily due to a decrease of $7.5 million in general and administrative expenses, partially offset by an increase of $3.9 million in marketing spend. The decrease in general and administrative expenses is largely driven by certain cost saving initiatives including decreased compensation and benefits. The increase in marketing spend is primarily attributable to planned national advertising campaigns.

The increase in Corporate Operations and Other is largely due to an increase in compensation and benefits as compared with Second Quarter 2019.

Selling, general, and administrative expenses as a percent of net sales increased to 19.9% for Second Quarter 2020 as compared with 17.5% for Second Quarter 2019. The increase is driven largely by (i)  an unfavorable change of approximately 205 basis points in Comparable Adjustments and (ii)  Wine and Spirits with approximately 35 basis points of rate increase as the decline in Wine and Spirits net sales exceeded the decline in Wine and Spirits selling, general, and administrative expenses.

Operating Income (Loss)

	Second Quarter 2020	Second Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$685.3	$630.6	$54.7	9%
Wine and Spirits	160.4	201.4	(41.0)	(20%)
Corporate Operations and Other	(53.7)	(51.3)	(2.4)	(5%)
Canopy	(160.5)	NA	(160.5)	NM
Consolidation and Eliminations	160.5	—	160.5	NM
Comparable Adjustments	(72.5)	(15.7)	(56.8)	NM
Consolidated operating income (loss)	$719.5	$765.0	$(45.5)	(6%)

The increase in Beer is primarily attributable to the strong net sales growth and favorable pricing impact, partially offset by the planned increase in marketing spend. The decrease in Wine and Spirits was driven by the decline in branded wine and spirits volume and unfavorable cost of product sold, partially

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	55

MD&A	Table of Contents

offset by lower general and administrative costs. As previously discussed, the Corporate Operations and Other increase in operating loss is due largely to the increase in compensation and benefit costs.

Income (Loss) From Unconsolidated Investments
General
Income (loss) from unconsolidated investments decreased to $(1,324.7) million for Second Quarter 2020 from $688.4 million for Second Quarter 2019, a decrease of $2,013.1 million. This decrease is driven largely by an unrealized net loss of $839.1 for Second Quarter 2020, which consists of an unrealized net loss from the changes in fair value of our securities measured at fair value of $2,015.1 million, partially offset by an unrealized gain of $1,176.0 million from the June 2019 modification of the terms of the November 2018 Canopy Warrants, as compared with an unrealized net gain of $692.1 million for Second Quarter 2019. Second Quarter 2020 also includes $484.4 million of equity in losses from Canopy’s results of operations, and related activities, including the $409.0 million loss from the June 2019 Warrant Modification.

Canopy Segment
Canopy’s Second Quarter 2020 net sales; gross profit; selling, general, and administrative expenses; and operating income (loss) are not comparable against Second Quarter 2019 due to the timing of the November 2018 Canopy Investment and Canopy becoming a segment on March 1, 2019.

Interest Expense
Interest expense increased to $111.6 million for Second Quarter 2020 from $88.0 million for Second Quarter 2019. This increase of $23.6 million or 27% is predominantly due to higher average borrowings of approximately $3.2 billion primarily attributable to the November 2018 Canopy Transaction.

(Provision For) Benefit From Income Taxes
Our effective tax rate for Second Quarter 2020 was 28.1% of tax benefit as compared with 15.7% of tax expense for Second Quarter 2019. The Second Quarter 2020 effective tax rate was significantly impacted by the net unrealized loss from the changes in fair value of our investments in Canopy, which has resulted in an overall net loss for the quarter. In comparison to prior year, our taxes benefited from:

•
a higher effective rate of tax benefit from our foreign businesses including the tax benefits recorded on the net unrealized loss from the changes in fair value of our investments in Canopy and the tax benefits recorded on the Canopy equity in earnings (losses) and related activities; and

•	a larger net income tax benefit from stock-based compensation award activity for Second Quarter 2020 from changes in option exercise activity and stock price.

For additional information, refer to Note 12 of the Financial Statements.

Net Income (Loss) Attributable to CBI
Net income (loss) attributable to CBI decreased to $(525.2) million for Second Quarter 2020 from $1,149.5 million for Second Quarter 2019. This decrease of $1,674.7 million is largely attributable to the significant decrease in income from unconsolidated investments discussed above as well as the decline in operating performance from Wine and Spirits. These decreases were partially offset by solid operating performance from Beer contributing an additional $54.7 million of operating income.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	56

MD&A	Table of Contents

SIX MONTHS 2020 COMPARED TO SIX MONTHS 2019

Net Sales

	Six Months 2020	Six Months 2019	Dollar Change	Percent Change
(in millions)
Beer	$3,117.8	$2,902.2	$215.6	7%
Wine and Spirits:
Wine	1,146.1	1,262.8	(116.7)	(9%)
Spirits	177.3	181.2	(3.9)	(2%)
Total Wine and Spirits	1,323.4	1,444.0	(120.6)	(8%)
Canopy	138.4	NA	138.4	NM
Consolidation and Eliminations	(138.4)	—	(138.4)	NM
Consolidated net sales	$4,441.2	$4,346.2	$95.0	2%

Beer Segment	Six Months 2020	Six Months 2019	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$3,117.8	$2,902.2	$215.6	7%

Shipment volume	174.0	165.2		5.3%

Depletion volume (1)				6.4%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to $165.3 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, increased marketing spend, and new product introductions, and a $70.8 million favorable impact from pricing in select markets within our Mexican beer portfolio. The increase was partially offset by a decline in craft beer net sales. In Second Quarter 2020, the shipment volume timing benefit that occurred at the end of Fiscal 2019 only partially reversed, as shipment volumes were accelerated for First Quarter 2020 in advance of proposed tariffs on imports into the United States from Mexico. We expect the rest of the shipment timing benefit to reverse during the remainder of Fiscal 2020.

Wine and Spirits Segment	Six Months 2020	Six Months 2019	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,323.4	$1,444.0	$(120.6)	(8%)

Shipment volume
Total	26.8	29.5		(9.2%)
U.S. Domestic	24.8	27.3		(9.2%)
U.S. Domestic Power Brands	10.8	11.6		(6.9%)

Depletion volume (1)
U.S. Domestic				(7.5%)
U.S. Domestic Power Brands				(0.3%)

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	57

MD&A	Table of Contents

The decrease in Wine and Spirits net sales is primarily due to (i)  a $122.6 million decline in branded wine and spirits volume and (ii)  $12.1 million of unfavorable product mix shift, partially offset by a $12.1 million favorable impact from pricing. The Wine and Spirits Six Months 2020 results have been negatively impacted by transition activities with distributors who are repositioning for ownership of brands upon closing the Wine and Spirits Transaction and the Black Velvet Transaction.

Gross Profit

	Six Months 2020	Six Months 2019	Dollar Change	Percent Change
(in millions)
Beer	$1,732.8	$1,592.8	$140.0	9%
Wine and Spirits	563.8	627.4	(63.6)	(10%)
Canopy	21.1	NA	21.1	NM
Consolidation and Eliminations	(21.1)	—	(21.1)	NM
Comparable Adjustments	(82.0)	(3.4)	(78.6)	NM
Consolidated gross profit	$2,214.6	$2,216.8	$(2.2)	—%

The increase in Beer is primarily due to $92.1 million of volume growth and the $70.8 million of favorable impact from pricing, partially offset by $10.2 million of higher cost of product sold for our Mexican beer business as well as a decline in our craft beer portfolio. The higher cost of product sold within our Mexican beer portfolio is primarily due to increased operational costs of $11.0 million and logistics costs of $9.6 million, partially offset by foreign currency transactional benefits of $10.4 million. The higher operational costs are largely attributable to higher material costs, including glass and cartons, partially offset by brewery sourcing benefits and lower depreciation.

The decrease in Wine and Spirits is largely due to $54.7 million of decline in branded wine and spirits volume, $6.1 million unfavorable product mix shift, and $11.9 million higher cost of product sold. The higher cost of product sold is largely attributable to increased transportation costs as well as higher grape raw material and processing costs. The decrease in Wine and Spirits gross profit was partially offset by the $12.1 million favorable impact from pricing.

Gross profit as a percent of net sales decreased to 49.9% for Six Months 2020 compared with 51.0% for Six Months 2019. This was largely due to an unfavorable change of 175 basis points in Comparable Adjustments, higher cost of product sold within both the Beer and Wine and Spirits segments, which resulted in approximately 25 basis points of rate decline for each segment, partially offset by the favorable impact from Beer pricing in select markets, which contributed approximately 75 basis points of rate growth.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	58

MD&A	Table of Contents

Selling, General, and Administrative Expenses

	Six Months 2020	Six Months 2019	Dollar Change	Percent Change
(in millions)
Beer	$466.9	$442.2	$24.7	6%
Wine and Spirits	242.6	258.2	(15.6)	(6%)
Corporate Operations and Other	97.4	101.5	(4.1)	(4%)
Canopy	351.6	NA	351.6	NM
Consolidation and Eliminations	(351.6)	—	(351.6)	NM
Comparable Adjustments	65.5	24.5	41.0	NM
Consolidated selling, general, and administrative expenses	$872.4	$826.4	$46.0	6%

The increase in Beer is primarily due to an increase of $27.6 million in marketing spend. The increase in marketing spend is due to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions. The decrease in Wine and Spirits is largely due to a decrease of $14.2 million in general and administrative expenses. The decrease in general and administrative expenses is driven by certain cost saving initiatives including decreased compensation and benefits. The decrease in Corporate Operations and Other is due to a decrease of approximately $9 million in consulting costs, partially offset by an increase of approximately $4 million in compensation and benefits as compared with Six Months 2019.

Selling, general, and administrative expenses as a percent of net sales increased to 19.6% for Six Months 2020 as compared with 19.0% for Six Months 2019. The increase is driven largely by an unfavorable change of approximately 85 basis points in Comparable Adjustments, partially offset by Beer with approximately 30 basis points of rate decline as the growth in Beer net sales exceeded the growth in Beer selling, general, and administrative expenses.

Operating Income (Loss)

	Six Months 2020	Six Months 2019	Dollar Change	Percent Change
(in millions)
Beer	$1,265.9	$1,150.6	$115.3	10%
Wine and Spirits	321.2	369.2	(48.0)	(13%)
Corporate Operations and Other	(97.4)	(101.5)	4.1	4%
Canopy	(330.5)	NA	(330.5)	NM
Consolidation and Eliminations	330.5	—	330.5	NM
Comparable Adjustments	(147.5)	(27.9)	(119.6)	NM
Consolidated operating income (loss)	$1,342.2	$1,390.4	$(48.2)	(3%)

The increase in Beer is primarily attributable to the strong volume growth and favorable pricing impact, partially offset by the planned increase in marketing spend combined with the increase in cost of product sold. The decrease in Wine and Spirits was driven largely by the decline in branded wine and spirits volume and higher cost of product sold, partially offset by the favorable impact from pricing and lower general and administrative expenses. As previously discussed, Corporate Operations and Other decrease in operating loss is due largely to the lower consulting costs, partially offset by increased compensation and benefits.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	59

MD&A	Table of Contents

Income (Loss) From Unconsolidated Investments
General
Income (loss) from unconsolidated investments decreased to $(2,255.3) million for Six Months 2020 from $1,052.8 million for Six Months 2019, a decrease of $(3,308.1) million. This decrease is driven largely by an unrealized net loss of $1,666.6 million for Six Months 2020, which consists of an unrealized net loss from the changes in fair value of our securities measured at fair value of $2,842.6 million, partially offset by an unrealized gain of $1,176.0 million from the June 2019 modification of the terms of the November 2018 Canopy Warrants, as compared with an unrealized net gain of $950.4 million recognized for Six Months 2019. Six Months 2020 was also negatively impacted by $590.4 million of equity in losses from Canopy’s results of operations, and related activities, including the $409.0 million loss from the June 2019 Warrant Modification, while Six Months 2019 benefited from a net gain in connection with the sale of our Accolade Wine Investment of $99.8 million.

Canopy Segment
Canopy’s Six Months 2020 net sales; gross profit; selling, general, and administrative expenses; and operating income (loss) are not comparable against Six Months 2019 due the timing of the November 2018 Canopy Investment and Canopy becoming a segment on March 1, 2019.

Interest Expense
Interest expense increased to $226.2 million for Six Months 2020 from $175.8 million for Six Months 2019, an increase of $50.4 million, or 29%. This increase is predominantly due to higher average borrowings of approximately $3.3 billion primarily attributable to the November 2018 Canopy Transaction.

(Provision For) Benefit From Income Taxes
Our effective tax rate for Six Months 2020 was 33.9% of tax benefit as compared with 16.3% of tax expense for Six Months 2019. The Six Months 2020 effective tax rate was significantly impacted by the net unrealized loss from the changes in fair value of our investments in Canopy, which has resulted in an overall net loss for the period. In comparison to prior year, our taxes benefited from:

•
higher effective rate of tax benefit from our foreign businesses including the tax benefits recorded on the net unrealized loss from the changes in fair value of our investments in Canopy and the tax benefits recorded on the Canopy equity in earnings (losses) and related activities;

•	the reversal of valuation allowances for capital loss carryforwards in connection with the Wine and Spirits Transaction; offset by

•	a smaller net income tax benefit from stock-based compensation award activity for Six Months 2020 from changes in option exercise activity and stock price.

For additional information, refer to Note 12 of the Financial Statements.

We expect our reported effective tax rate for Fiscal 2020 to be in the range of 95% to 97% due to net unrealized losses and related tax benefits from our Canopy investments for the Six Months 2020. This includes an estimated impact for (i)  benefits related to the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled, (ii)  lower effective tax rates applicable to our foreign businesses, and (iii)  closing of the Wine and Spirits Transaction and the Black Velvet Transaction in accordance with the expected timeline. Since estimates are not currently available, this range does not reflect (i)  any future changes in the fair value of our Canopy investments measured at fair value, (ii)  any gain (loss) recognized in connection with the Wine and Spirits Transaction and/or the Black Velvet Transaction, and (iii)  any future equity in earnings (losses) and related activities from the Canopy Equity Method Investment. The range also excludes an estimated one-time benefit to our deferred tax assets of approximately $500 million to $550 million that will be recognized during the three months ended November 30, 2019 as a result of certain foreign tax reform that was enacted in September 2019.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	60

MD&A	Table of Contents

Net Income (Loss) Attributable to CBI
Net income (loss) attributable to CBI decreased to $(770.6) million for Six Months 2020 from $1,893.3 million for Six Months 2019. This decrease of $2,663.9 million is largely attributable to the significant decrease in income from unconsolidated investments discussed above as well as the decline in operating performance from Wine and Spirits. These decreases were partially offset by solid operating performance from Beer contributing an additional $115.3 million of operating income.

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

We have recently entered into agreements to sell a portion of our U.S. wine and spirits business as well as our Canadian whisky business. We expect to use the net cash proceeds from closing these transactions primarily to reduce outstanding borrowings.

Cash Flows

	Six Months 2020	Six Months 2019	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$1,419.4	$1,338.5	$80.9
Investing activities	(425.7)	(388.8)	(36.9)
Financing activities	(1,005.0)	(832.9)	(172.1)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.0)	—
Net increase (decrease) in cash and cash equivalents	$(12.3)	$115.8	$(128.1)

Operating Activities
The increase in net cash provided by operating activities for Six Months 2020 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid operating results, combined with the timing of collections for recoverable value-added taxes. Net cash provided by operating activities also benefited from lower income tax payments largely due to a change in estimated

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	61

MD&A	Table of Contents

taxable income, timing of payments, and the receipt of a higher federal tax refund for Six Months 2020 as compared with Six Months 2019. The increase in net cash provided by operating activities was partially offset by higher cash outflows from accounts payable primarily attributable to the timing of payments for both the Wine and Spirits and Beer segments.

Investing Activities
Net cash used in investing activities for Six Months 2020 increased primarily due to prior year proceeds received from (i)  the May 2018 sale of our Accolade Wine Investment of $110.2 million and (ii)  sales of assets of $44.7 million, partially offset by a Six Months 2020 decrease in investments in equity method investees and securities of $119.1 million.

Financing Activities
The increase in net cash provided by (used in) financing activities consists of:

	Six Months 2020	Six Months 2019	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(688.7)	$(57.5)	$(631.2)
Dividends paid	(285.0)	(279.1)	(5.9)
Purchases of treasury stock	(50.0)	(504.3)	454.3
Net cash provided by stock-based compensation activities	18.7	8.0	10.7
Net cash provided by (used in) financing activities	$(1,005.0)	$(832.9)	$(172.1)

Debt

Total debt outstanding as of August 31, 2019, amounted to $12,946.8 million, a decrease of $669.7 million from February 28, 2019. This decrease was primarily due to (i)  a reduction in commercial paper outstanding of $581.6 million, (ii)  the early redemption of the $400.0 million 3.875% November 2014 Senior Notes, and (iii)  the $400.0 million partial repayment of the Five-Year Term Facility under our Term Credit Agreement, partially offset by the issuance of the $800.0 million July 2019 Senior Notes.

2019 Term Credit Agreement
In June 2019, we entered into the 2019 Term Credit Agreement, which resulted in the creation of a $491.3 million five-year term loan facility. We utilized the proceeds from borrowings under the 2019 Term Credit Agreement to repay in full the U.S. Term A-1 Facility under the 2018 Credit Agreement.

General
The majority of our outstanding borrowings as of August 31, 2019, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2019 to calendar 2048, and variable-rate senior unsecured term loan facilities under our Term Credit Agreement and 2019 Term Credit Agreement, with maturities ranging from calendar 2021 to calendar 2024.

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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	62

MD&A	Table of Contents

affect our liquidity given our borrowing capacity available under our revolving credit facility under our 2018 Credit Agreement.

We had the following borrowing capacity available under our 2018 Credit Agreement:

	Remaining Borrowing Capacity
	August 31, 2019	September 30, 2019
(in millions)
Revolving Credit Facility (1)	$1,836.8	$1,987.8

(1)	Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2018 Credit Agreement and outstanding borrowings under our commercial paper program.

The financial institutions participating in our 2018 Credit Agreement have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

We and our subsidiaries are subject to covenants that are contained in our 2018 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2018 Credit Agreement. As of August 31, 2019, under our 2018 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 5.0x.

The obligations under the Term Credit Agreement and our 2019 Term Credit Agreement are guaranteed by certain of our U.S. subsidiaries. In addition, the representations, warranties, covenants, and events of default set forth in our Term Credit Agreement and our 2019 Term Credit Agreement are substantially similar to those set forth in our 2018 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to:  (i)  a limitation on liens on certain assets, (ii)  a limitation on certain sale and leaseback transactions, and (iii)  restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of August 31, 2019, we were in compliance with our covenants under our 2018 Credit Agreement, our Term Credit Agreement, our 2019 Term Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2019 Annual Report and Note 11 of the Financial Statements.

Common Stock Dividends

On October 2, 2019, our Board of Directors declared a quarterly cash dividend of $0.75 per share of Class A Common Stock, $0.68 per share of Class B Convertible Common Stock, and $0.68 per share of Class 1 Common Stock payable on November 22, 2019, to stockholders of record of each class on November 8, 2019.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors,

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	63

MD&A	Table of Contents

including those set forth under Item 1A “Risk Factors” of our 2019 Annual Report as supplemented by the additional factors set forth under Item 1A “Risk Factors” included in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019.

Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. Shares repurchased under this authorization have become treasury shares.

As of August 31, 2019, total shares repurchased under this authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$1,045.9	4,897,605

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

For additional information, refer to Note 16 of our consolidated financial statements included in our 2019 Annual Report and Note 15 of the Financial Statements.

Critical Accounting Estimates and Policies

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements included in our 2019 Annual Report. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business. Our critical accounting estimates included in the 2019 Annual Report have not changed except for the addition of the following critical accounting estimate:

Fair value of financial instruments.
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

•
Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as volatility, interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; and

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	64

MD&A	Table of Contents

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Assessing the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability. Determining whether a fair value measurement is based on Level 1, Level 2, or Level 3 inputs is important because certain disclosures are applicable only to those fair value measurements that use Level 3 inputs. The use of Level 2 or Level 3 inputs may include information derived through extrapolation or interpolation which involves management assumptions as well as valuation techniques.
The fair values of our financial instruments that require the application of significant judgment by management are as follows:
Canopy investments
Equity securities, Warrants - estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement) and Monte Carlo simulations (Level 2 fair value measurement). These valuation models use various market-based inputs, including stock price, expected life, expected volatility, risk-free interest rate, and expected dividend yield, as applicable.

Debt securities, Convertible - estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on the implied spread as of the issuance date of the notes. This valuation model uses various market-based inputs, including stock price, remaining term, expected volatility, risk-free interest rate and expected dividend yield, as applicable.

Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific information and management’s assumptions.
For further discussion on fair value of our financial instruments, refer to Note 6 in the Notes to the Financial Statements.

ACCOUNTING GUIDANCE

Refer to Note 2 and Note 14 of the Financial Statements for information on recently adopted accounting guidance.

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

◦	information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes, and other governmental rules and regulations;

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	65

MD&A	Table of Contents

◦	information concerning the future expected balance of supply and demand for our products;

◦	timing and source of funds for operating activities;

◦	the manner, timing, and duration of the share repurchase program and source of funds for share repurchases; and

◦	the amount and timing of future dividends.

•	The statements regarding our beer expansion, construction, and optimization activities, including anticipated costs and timeframes for completion.

•	The statements regarding:

◦	the volatility of the fair value of our investments in Canopy measured at fair value;

◦	our activities surrounding our investments in Canopy;

◦	the time to return to our targeted leverage ratio;

◦	the New November 2018 Canopy Warrants; and

◦	our future ownership level in Canopy.

•
The statements regarding the Wine and Spirits Transaction and the Black Velvet Transaction, including expected gain or loss, form of consideration, amount and use of expected proceeds, estimated remaining costs, expected restructuring charge, and expected additional loss on the write-down of assets held for sale.

•	The statements regarding Canopy’s transaction with Acreage.

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

•
any consummation of the Wine and Spirits Transaction or of the Black Velvet Transaction, and any actual date of consummation of either may vary from our current expectations; the actual restructuring charge, if any, will vary based on management’s final plans; the amount of additional loss, if any, on the future write-down of assets held for sale will vary based on the

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	66

MD&A	Table of Contents

form of consideration, amount of consideration actually received, and future brand performance;

•	any impact of U.S. federal laws on the transaction between Acreage and Canopy or upon the implementation of that transaction, may vary from management’s current expectations; and

•
the time to return to our targeted leverage ratio may vary from management’s current expectations due to market conditions, our ability to generate cash flow at expected levels and our ability to generate expected earnings.

The Wine and Spirits Transaction and the Black Velvet Transaction are each subject to the satisfaction of certain closing conditions, including receipt of required regulatory approvals. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2019 Annual Report as supplemented by the additional factors set forth under Item 1A “Risk Factors” included in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	67

OTHER KEY INFORMATION	Table of Contents

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign Currency and Commodity Price Risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions or divestitures outside the U.S. As of August 31, 2019, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, Canadian dollar, and New Zealand dollar. Approximately 87% of our balance sheet exposures and forecasted transactional exposures for the remaining six months of fiscal 2020 were hedged as of August 31, 2019.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2019, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, natural gas, and wheat prices. Approximately 83% of our forecasted transactional exposures for the remaining six months of fiscal 2020 were hedged as of August 31, 2019.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
(in millions)
Foreign currency contracts	$2,741.1	$5,193.8	$(27.9)	$2.8	$200.9	$149.3
Commodity derivative contracts	$265.1	$224.5	$(24.8)	$8.1	$21.1	$(19.7)

Interest Rate Risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of August 31, 2019, we had $375.0 million of outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on our floating LIBOR rate debt. There were no cash flow designated interest rate swap contracts outstanding as of August 31, 2018.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	68

OTHER KEY INFORMATION	Table of Contents

As of August 31, 2018, we had outstanding forward-starting interest rate swap contracts with an aggregate notional value of $1,250.0 million which economically hedged our exposure to interest rate volatility associated with the then anticipated debt financing in connection with the November 2018 Canopy Transaction. The interest rate swap contracts were not designated as a hedge for accounting purposes. There were no undesignated interest rate swap contracts outstanding as of August 31, 2019.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy. The aggregate notional value, estimated fair value and sensitivity analysis for our outstanding fixed and variable interest rate debt, including current maturities and open interest rate derivative instruments are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
(in millions)
Fixed interest rate debt	$10,675.2	$8,780.6	$(11,405.0)	$(8,528.4)	$(735.2)	$(476.0)
Variable interest rate debt	$2,354.7	$1,213.4	$(2,423.1)	$(1,203.4)	$(64.5)	$(26.5)
Interest rate swap contracts	$375.0	$1,250.0	$(0.7)	$2.7	$(2.2)	$108.3

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

As of August 31, 2019, the fair value of our investments in the Canopy warrants and the Canopy convertible debt securities was $1,572.2 million, with an unrealized net gain (loss) on these investments of $(1,666.6) million recognized in our results of operations for the six months ended August 31, 2019. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of August 31, 2019, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $235.2 million.

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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	69

OTHER KEY INFORMATION	Table of Contents

Internal Control Over Financial Reporting
We plan to implement a new enterprise resource planning system across our business units using a phased approach over the next several years. There will be changes in our internal controls as this system becomes operational at each business unit.

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no other changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 21, 2019, Industria Vidriera de Coahuila, S. de R.L. de C.V. (“IVC”), the Mexican subsidiary of a consolidated joint venture of the Company, received from the Procuraduria de Protección al Ambiente de Coahuila (“PROPAEC”) notification of an enforcement action for violations of certain laws in the Mexican state of Coahuila de Zaragoza regulating the discharge of wastewater into the environment. The notification was based on PROPAEC’s evaluation of IVC’s May 22, 2019 response to allegations arising from an inspection of IVC’s facility originally conducted by PROPAEC on April 12, 2018. The allegations against IVC consist of the discharge of wastewater from evaporators without PROPAEC’s authorization and associated recordkeeping violations under relevant state environmental regulations. IVC has been assessed a penalty of approximately $110,000 (the United States dollar equivalent of MXN$ 2,196,740). The cost of remediation is not expected to be material to the Company, to the Company’s consolidated joint venture, or to IVC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
June 1 – 30, 2019	—	$—	—	$—
July 1 – 31, 2019	—	$—	—	$—
August 1 – 31, 2019	265,593	$188.28	265,593	$1,954,103,834
Total	265,593	$188.28	265,593

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	70

OTHER KEY INFORMATION	Table of Contents

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	71

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	72

OTHER KEY INFORMATION	Table of Contents

4.6
Supplemental Indenture No. 6, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference). #

4.7
Supplemental Indenture No. 7, with respect to 3.875% Senior Notes due 2019, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (no longer outstanding) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference). #

4.8
Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference). #

4.9
Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 4, 2015, filed December 8, 2015 and incorporated herein by reference).

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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	73

OTHER KEY INFORMATION	Table of Contents

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

4.25
Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 29, 2019, filed July 29, 2019 and incorporated herein by reference).

4.26
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

4.27
2018 Term Loan Credit Agreement, dated as of September 14, 2018, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	74

OTHER KEY INFORMATION	Table of Contents

4.28
2019 Term Loan Credit Agreement, dated as of June 28, 2019, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated June 28, 2019, filed July 3, 2019 and incorporated herein by reference). †

10.1
Amended and Restated Guarantee Agreement, dated as of July 14, 2017, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto and Constellation Brands, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2017, filed July 19, 2017 and incorporated herein by reference).

10.2
Guarantee Agreement (2018 Term Loan Credit Agreement), dated as of September 14, 2018, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the 2018 Term Loan Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

10.3
Guarantee Agreement (2019 Term Loan Credit Agreement), dated as of June 28, 2019, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the 2019 Term Loan Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2019, filed July 3, 2019 and incorporated herein by reference).

10.4
Executive Employment Agreement made as of June 3, 2019, between Constellation Brands, Inc. and Robert L. Hanson (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019 and incorporated herein by reference). *

10.5	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to margin and market performance) (filed herewith). * †

10.6
Form of Stock Option Agreement for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on and after July 16, 2019) (filed herewith). *

10.7
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Inventive Plan (grants on an after July 16, 2019) (filed herewith). *

10.8
Description of Compensation Arrangements for Non-Management Directors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2019, filed September 25, 2019 and incorporated herein by reference). *

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

99.1
Consent Agreement, dated April 18, 2019, by and between CBG Holdings LLC and Canopy Growth Corporation (incorporated herein by reference to Exhibit 99.4 of Canopy Growth Corporation’s Form 6-K filed April 30, 2019).

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	75

OTHER KEY INFORMATION	Table of Contents

99.2
Second Amended and Restated Investor Rights Agreement, dated April 18, 2019, by and among Greenstar Canada Investment Limited Partnership, CBG Holdings LLC and Canopy Growth Corporation (incorporated herein by reference to Exhibit 99.3 of Canopy Growth Corporation’s Form 6-K filed April 30, 2019).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Company’s Commission File No. 001-08495.

*	Designates management contract or compensatory plan or arrangement.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	76

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	October 3, 2019	By:	/s/ Thomas M. McCorry
Thomas M. McCorry, Senior Vice President and Controller

Date:	October 3, 2019	By:	/s/ David Klein
David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q2 FY 2020 Form 10-Q	77