Form 10-Q
period 2019-11-30
CONSTELLATION BRANDS, INC.
filed 2020-01-08
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
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

There were 167,512,743 shares of Class A Common Stock, 23,311,506 shares of Class B Common Stock, and 823,377 shares of Class 1 Common Stock outstanding as of December 31, 2019.

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

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. Unless otherwise defined herein, refer to the Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q for the definition of capitalized terms used herein. All references to “Fiscal 2019” refer to our fiscal year ended February 28, 2019. All references to “Fiscal 2020” refer to our fiscal year ending February 29, 2020. All references to “$” are to U.S. dollars, all references to “C$” are to Canadian dollars, all references to “MXN$” are to Mexican pesos, and all references to “A$” are to Australian dollars.

FINANCIAL STATEMENTS	Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)

	November 30, 2019	February 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$93.7	$93.6
Accounts receivable	808.3	846.9
Inventories	1,358.8	2,130.4
Prepaid expenses and other	484.3	613.1
Assets held for sale - current	724.8	—
Total current assets	3,469.9	3,684.0
Property, plant, and equipment	5,187.2	5,267.3
Goodwill	7,771.8	8,088.8
Intangible assets	2,721.3	3,198.1
Equity method investments	3,058.7	3,465.6
Securities measured at fair value	1,040.2	3,234.7
Deferred income taxes	2,663.0	2,183.3
Assets held for sale	562.5	—
Other assets	619.1	109.7
Total assets	$27,093.7	$29,231.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$281.5	$791.5
Current maturities of long-term debt	734.8	1,065.2
Accounts payable	676.5	616.7
Other accrued expenses and liabilities	767.4	690.4
Total current liabilities	2,460.2	3,163.8
Long-term debt, less current maturities	11,339.7	11,759.8
Deferred income taxes and other liabilities	1,257.5	1,470.7
Total liabilities	15,057.4	16,394.3
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 186,071,345 shares and 185,740,178 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,319,606 shares and 28,322,419 shares, respectively	0.3	0.3
Additional paid-in capital	1,472.3	1,410.8
Retained earnings	13,439.4	14,276.2
Accumulated other comprehensive income (loss)	(383.8)	(353.9)
	14,530.1	15,335.3
Less: Treasury stock –
Class A Common Stock, at cost, 18,566,568 shares and 18,927,966 shares, respectively	(2,818.5)	(2,782.1)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,820.7)	(2,784.3)
Total CBI stockholders’ equity	11,709.4	12,551.0
Noncontrolling interests	326.9	286.2
Total stockholders’ equity	12,036.3	12,837.2
Total liabilities and stockholders’ equity	$27,093.7	$29,231.5
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, except per share data) (unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2019	2018	2019	2018
Sales	$7,037.4	$6,916.3	$2,181.5	$2,160.6
Excise taxes	(596.8)	(597.5)	(182.1)	(188.0)
Net sales	6,440.6	6,318.8	1,999.4	1,972.6
Cost of product sold	(3,238.5)	(3,132.0)	(1,011.9)	(1,002.6)
Gross profit	3,202.1	3,186.8	987.5	970.0
Selling, general, and administrative expenses	(1,251.7)	(1,239.9)	(406.3)	(413.5)
Impairment of assets held for sale	(417.0)	—	(390.0)	—
Gain (loss) on sale of business	76.0	—	76.0	—
Operating income (loss)	1,609.4	1,946.9	267.2	556.5
Income (loss) from unconsolidated investments	(2,711.8)	918.2	(456.5)	(134.6)
Interest expense	(329.3)	(248.6)	(103.1)	(72.8)
Loss on extinguishment of debt	(2.4)	(1.7)	—	(1.7)
Income (loss) before income taxes	(1,434.1)	2,614.8	(292.4)	347.4
(Provision for) benefit from income taxes	1,046.5	(405.1)	658.9	(35.3)
Net income (loss)	(387.6)	2,209.7	366.5	312.1
Net income (loss) attributable to noncontrolling interests	(22.6)	(13.3)	(6.1)	(9.0)
Net income (loss) attributable to CBI	$(410.2)	$2,196.4	$360.4	$303.1

Comprehensive income (loss)	$(419.6)	$1,891.7	$466.6	$98.2
Comprehensive (income) loss attributable to noncontrolling interests	(20.5)	1.7	(13.4)	3.6
Comprehensive income (loss) attributable to CBI	$(440.1)	$1,893.4	$453.2	$101.8

Net income (loss) per common share attributable to CBI:
Basic – Class A Common Stock	$(2.17)	$11.66	$1.90	$1.62
Basic – Class B Convertible Common Stock	$(1.98)	$10.59	$1.73	$1.47

Diluted – Class A Common Stock	$(2.17)	$11.21	$1.85	$1.56
Diluted – Class B Convertible Common Stock	$(1.98)	$10.35	$1.71	$1.45

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.258	167.203	168.346	166.364
Basic – Class B Convertible Common Stock	23.316	23.322	23.314	23.318

Diluted – Class A Common Stock	168.258	195.921	194.856	194.820
Diluted – Class B Convertible Common Stock	23.316	23.322	23.314	23.318

Cash dividends declared per common share:
Class A Common Stock	$2.25	$2.22	$0.75	$0.74
Class B Convertible Common Stock	$2.04	$2.01	$0.68	$0.67

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2019	$1.9	$0.3	$1,410.8	$14,276.2	$(353.9)	$(2,784.3)	$286.2	$12,837.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(245.4)	—	—	8.3	(237.1)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(1.6)	—	(1.1)	(2.7)
Comprehensive income (loss)								(239.8)
Dividends declared	—	—	—	(141.9)	—	—	—	(141.9)
Initial recognition of non-controlling interest	—	—	—	—	—	—	20.2	20.2
Shares issued under equity compensation plans	—	—	(9.3)	—	—	6.3	—	(3.0)
Stock-based compensation	—	—	15.5	—	—	—	—	15.5
Balance at May 31, 2019	$1.9	$0.3	$1,417.0	$13,888.9	$(355.5)	$(2,778.0)	$313.6	$12,488.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(525.2)	—	—	8.2	(517.0)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(121.1)	—	(8.3)	(129.4)
Comprehensive income (loss)								(646.4)
Repurchase of shares	—	—	—	—	—	(50.0)	—	(50.0)
Dividends declared	—	—	—	(142.3)	—	—	—	(142.3)
Shares issued under equity compensation plans	—	—	17.4	—	—	6.4	—	23.8
Stock-based compensation	—	—	17.7	—	—	—	—	17.7
Balance at August 31, 2019	$1.9	$0.3	$1,452.1	$13,221.4	$(476.6)	$(2,821.6)	$313.5	$11,691.0
Comprehensive income (loss):
Net income (loss)	—	—	—	360.4	—	—	6.1	366.5
Other comprehensive income (loss), net of income tax effect	—	—	—	—	92.8	—	7.3	100.1
Comprehensive income (loss)								466.6
Dividends declared	—	—	—	(142.4)	—	—	—	(142.4)
Shares issued under equity compensation plans	—	—	3.0	—	—	0.9	—	3.9
Stock-based compensation	—	—	17.2	—	—	—	—	17.2
Balance at November 30, 2019	$1.9	$0.3	$1,472.3	$13,439.4	$(383.8)	$(2,820.7)	$326.9	$12,036.3

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2018	$2.6	$0.3	$2,825.3	$9,157.2	$(202.9)	$(3,807.4)	$16.6	$7,991.7
Cumulative effect of change in accounting principle	—	—	—	2,242.0	—	—	—	2,242.0
Comprehensive income (loss):
Net income (loss)	—	—	—	743.8	—	—	2.5	746.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(175.7)	—	(9.7)	(185.4)
Comprehensive income (loss)								560.9
Repurchase of shares	—	—	—	—	—	(100.0)	—	(100.0)
Dividends declared	—	—	—	(140.6)	—	—	—	(140.6)
Shares issued under equity compensation plans	—	—	(7.7)	—	—	2.3	—	(5.4)
Stock-based compensation	—	—	17.2	—	—	—	—	17.2
Balance at May 31, 2018	$2.6	$0.3	$2,834.8	$12,002.4	$(378.6)	$(3,905.1)	$9.4	$10,565.8
Comprehensive income (loss):
Net income (loss)	—	—	—	1,149.5	—	—	1.8	1,151.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	74.0	—	7.3	81.3
Comprehensive income (loss)								1,232.6
Repurchase of shares	—	—	—	—	—	(404.3)	—	(404.3)
Dividends declared	—	—	—	(139.0)	—	—	—	(139.0)
Conversion of long-term debt to noncontrolling equity interest	—	—	—	—	—	—	248.4	248.4
Shares issued under equity compensation plans	—	—	12.3	—	—	1.2	—	13.5
Stock-based compensation	—	—	18.2	—	—	—	—	18.2
Balance at August 31, 2018	$2.6	$0.3	$2,865.3	$13,012.9	$(304.6)	$(4,308.2)	$266.9	$11,535.2
Comprehensive income (loss):
Net income (loss)	—	—	—	303.1	—	—	9.0	312.1
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(201.3)	—	(12.6)	(213.9)
Comprehensive income (loss)								98.2
Retirement of treasury shares	(0.7)	—	(1,522.3)	—	—	1,523.0	—	—
Dividends declared	—	—	—	(139.2)	—	—	—	(139.2)
Shares issued under equity compensation plans	—	—	11.0	—	—	—	—	11.0
Stock-based compensation	—	—	14.8	—	—	—	—	14.8
Balance at November 30, 2018	$1.9	$0.3	$1,368.8	$13,176.8	$(505.9)	$(2,785.2)	$263.3	$11,520.0

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(387.6)	$2,209.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	2,200.9	(786.5)
Deferred tax provision (benefit)	(1,192.8)	208.1
Depreciation	248.9	250.1
Stock-based compensation	50.6	51.1
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	512.5	(18.4)
Noncash lease expense	66.6	—
Impairment and amortization of intangible assets	15.3	4.5
Amortization of debt issuance costs and loss on extinguishment of debt	13.0	25.8
Net (gain) loss on sale of unconsolidated investment	(0.4)	(99.8)
Impairment of assets held for sale	417.0	—
(Gain) loss on sale of business	(76.0)	—
Loss on inventory and related contracts	122.7	—
Net income tax benefit related to the Tax Cuts and Jobs Act	—	(37.6)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	41.3	(56.4)
Inventories	(134.5)	(127.7)
Prepaid expenses and other current assets	40.1	(56.6)
Accounts payable	135.6	301.3
Other accrued expenses and liabilities	(20.1)	33.7
Other	23.2	72.6
Total adjustments	2,463.9	(235.8)
Net cash provided by (used in) operating activities	2,076.3	1,973.9
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(538.3)	(620.3)
Purchases of businesses, net of cash acquired	(36.2)	(45.3)
Investments in equity method investees and securities	(33.7)	(4,077.3)
Proceeds from sales of assets	0.7	46.3
Proceeds from sale of unconsolidated investment	—	110.2
Proceeds from sale of business	269.7	—
Other investing activities	1.9	(0.9)
Net cash provided by (used in) investing activities	(335.9)	(4,587.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,291.3	3,657.6
Principal payments of long-term debt	(2,061.0)	(45.3)
Net proceeds from (repayments of) short-term borrowings	(510.0)	(14.5)
Dividends paid	(427.0)	(417.9)
Purchases of treasury stock	(50.0)	(504.3)
Proceeds from shares issued under equity compensation plans	38.9	32.6
Payments of minimum tax withholdings on stock-based payment awards	(14.2)	(13.6)
Payments of debt issuance costs	(8.2)	(33.3)
Net cash provided by (used in) financing activities	(1,740.2)	2,661.3

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(7.6)

Net increase (decrease) in cash and cash equivalents	0.1	40.3
Cash and cash equivalents, beginning of period	93.6	90.3
Cash and cash equivalents, end of period	$93.7	$130.6

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended November 30,
	2019	2018
Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$25.4	$130.9
Conversion of long-term debt to noncontrolling equity interest	$—	$248.4

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOVEMBER 30, 2019
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

For additional information on leases, refer to Note 14.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

3.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	November 30, 2019 (1)	February 28, 2019
(in millions)
Raw materials and supplies	$131.7	$182.6
In-process inventories	832.5	1,480.5
Finished case goods	394.6	467.3
	$1,358.8	$2,130.4

(1)	The inventory balance at November 30, 2019, excludes amounts reclassified to assets held for sale (see Note 4).

Related party transactions and arrangements
We have an equally-owned glass production plant joint venture with Owens-Illinois. We have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements were $155.2 million and $172.4 million for the nine months ended November 30, 2019, and November 30, 2018, respectively, and $28.8 million and $48.7 million for the three months ended November 30, 2019, and November 30, 2018, respectively.

4.    BUSINESS TRANSFORMATION

We have committed to a business transformation strategy which aligns our portfolio with consumer-led premiumization trends and growing segments of the Wine and Spirits and Beer markets.

Divestiture and other recent developments
Black Velvet Divestiture
On November 1, 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory at a transaction value of $266.3 million (the “Black Velvet Divestiture”). We received cash proceeds of $269.7 million. The cash proceeds were utilized to partially repay the 2.00% November 2017 Senior Notes (as defined in Note 11). The following table summarizes the net gain recognized in connection with this transaction for the nine months and three months ended November 30, 2019:

(in millions)
Cash received from buyer	$269.7
Net assets sold	(211.5)
AOCI reclassification adjustments, primarily foreign currency translation	21.0
Direct costs to sell	(3.2)
Gain on sale of business	$76.0

Wine and Spirits Transaction
In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities, for approximately $1.7 billion, subject to certain adjustments (the “Wine and Spirits Transaction”).

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Subsequent Events -
New Wine and Spirits Transactions
In December 2019, we agreed to revise and supersede the Wine and Spirits Transaction. The revisions to the transaction address competitive concerns raised by the U.S. Federal Trade Commission (the “FTC”) specifically related to the sparkling wine, brandy, dessert wine, and concentrate categories. As a result, the brands Cook’s California Champagne, J. Roget American Champagne, Paul Masson Grande Amber Brandy, and our concentrate business will be excluded from the transaction resulting in an adjusted transaction price of approximately $843 million, with the potential to earn an incremental $250 million of contingent consideration if certain brand performance provisions are met over a two-year period after closing (the “Revised Wine and Spirits Transaction”). The Revised Wine and Spirits Transaction is expected to close by the end of Fiscal 2020, and is subject to required regulatory clearances and governmental review and approval. Additionally, in a separate, but related, transaction, we agreed that upon execution and delivery of a definitive agreement for the Revised Wine and Spirits Transaction, we would enter into an agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets for $130 million (the “Nobilo Wine Transaction”). The Nobilo Wine Transaction is expected to close in the first half of fiscal 2021 and is subject to FTC and New Zealand regulatory review and approval. Completion of the Nobilo Transaction is also conditioned on completion of the Revised Wine and Spirits Transaction. We expect to use the net cash proceeds from the Revised Wine and Spirits Transaction and the Nobilo Wine Transaction (collectively, the “New Wine and Spirits Transactions”) primarily to reduce outstanding borrowings.

Other Wine and Spirits Transactions
We are pursuing other opportunities to divest the brands and concentrate business excluded from the Revised Wine and Spirits Transaction to companies whose business strategies better align to the brands (the “Other Wine and Spirits Transactions”). We do not expect to recognize a loss in connection with the Other Wine and Spirits Transactions.

Ballast Point Transaction
In December 2019, we entered into a definitive agreement to sell our Ballast Point craft beer business, including a number of its associated production facilities and brewpubs, (the “Ballast Point Transaction”). The Ballast Point Transaction is subject to the satisfaction of certain closing conditions, and is expected to close by the end of Fiscal 2020. We expect to use the net cash proceeds from the Ballast Point Transaction primarily to reduce outstanding borrowings.

Assets held for sale
In contemplation of the transactions noted above, certain net assets have met the held for sale criteria as of November 30, 2019. For the nine months and three months ended November 30, 2019, long-lived asset impairments of $417.0 million and $390.0 million, respectively were recognized. For additional information refer to Note 6.

The carrying value of assets held for sale consists of the following:

	November 30, 2019
	Beer	Wine and Spirits	Total
(in millions)
Assets
Inventories	$14.7	$699.1	$713.8
Prepaid expenses and other	1.3	9.7	11.0
Assets held for sale - current	16.0	708.8	724.8

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	November 30, 2019
	Beer	Wine and Spirits	Total
(in millions)
Property, plant, and equipment	58.6	171.0	229.6
Goodwill	4.5	280.2	284.7
Intangible assets	28.2	384.0	412.2
Equity method investments	—	1.0	1.0
Other assets	25.6	26.4	52.0
Less: Reserve for assets held for sale	(50.0)	(367.0)	(417.0)
Assets held for sale	66.9	495.6	562.5

Liabilities
Other accrued expenses and liabilities	9.3	26.8	36.1
Deferred income taxes and other liabilities	31.5	0.4	31.9
Liabilities held for sale (1)	40.8	27.2	68.0
Net assets held for sale	$42.1	$1,177.2	$1,219.3

(1)	Liabilities held for sale are included in the Consolidated Balance Sheet as of November 30, 2019, within the respective liability line items noted above.

Wine and Spirits Optimization
We recognized charges in connection with our ongoing efforts to gain efficiencies and reduce our cost structure within the Wine and Spirits segment as follows:

	Results of Operations Location	For the Nine Months Ended November 30, 2019	For the Three Months Ended November 30, 2019
(in millions)
Loss on inventory write-downs	Cost of product sold	$102.6	$61.7
Contract termination costs	Cost of product sold	20.1	—
Employee termination costs	Selling, general, and administrative expenses	12.3	0.2
Other costs	Selling, general, and administrative expenses	8.0	1.7
Impairment of long-lived assets	Impairment of assets held for sale	367.0	340.0
		$510.0	$403.6

5.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2019 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2019.

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2019	February 28, 2019
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,891.0	$1,579.3
Interest rate swap contracts	$375.0	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$1,030.2	$460.3
Commodity derivative contracts	$261.5	$284.7

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2019, the estimated fair value of derivative instruments in a net liability position due to counterparties was $8.1 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2019, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 6):

Assets			Liabilities
	November 30, 2019	February 28, 2019		November 30, 2019	February 28, 2019
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$27.8	$14.1	Other accrued expenses and liabilities	$12.2	$8.8
Other assets	$29.2	$22.1	Deferred income taxes and other liabilities	$7.5	$6.3
Interest rate swap contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$0.6	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.1	$2.0	Other accrued expenses and liabilities	$7.5	$0.6
Commodity derivative contracts:
Prepaid expenses and other	$2.1	$6.1	Other accrued expenses and liabilities	$13.0	$6.1
Other assets	$0.6	$2.6	Deferred income taxes and other liabilities	$8.2	$5.5

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (Loss) (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2019
Foreign currency contracts	$25.7	Sales	$—
		Cost of product sold	11.6
Interest rate swap contracts	(0.4)	Interest expense	—
	$25.3		$11.6

For the Nine Months Ended November 30, 2018
Foreign currency contracts	$(55.6)	Sales	$0.1
		Cost of product sold	5.2
	$(55.6)		$5.3

For the Three Months Ended November 30, 2019
Foreign currency contracts	$61.3	Sales	$—
		Cost of product sold	3.8
Interest rate swap contracts	0.2	Interest expense	—
	$61.5		$3.8

For the Three Months Ended November 30, 2018
Foreign currency contracts	$(48.6)	Sales	$—
		Cost of product sold	0.5
	$(48.6)		$0.5

We expect $20.4 million of net gains, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2019
Commodity derivative contracts	Cost of product sold	$(23.7)
Foreign currency contracts	Selling, general, and administrative expenses	(7.4)
		$(31.1)

For the Nine Months Ended November 30, 2018
Commodity derivative contracts	Cost of product sold	$(5.1)
Foreign currency contracts	Selling, general, and administrative expenses	(58.5)
Interest rate swap contracts	Interest expense	35.0
		$(28.6)

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)

For the Three Months Ended November 30, 2019
Commodity derivative contracts	Cost of product sold	$3.1
Foreign currency contracts	Selling, general and administrative expenses	1.5
		$4.6

For the Three Months Ended November 30, 2018
Commodity derivative contracts	Cost of product sold	$(14.7)
Foreign currency contracts	Selling, general and administrative expenses	(30.4)
Interest rate swap contracts	Interest expense	32.3
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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Stock Exchange (“TSX”) for the five trading days immediately preceding the exercise date (“VWAP Exercise Price”), accordingly, no fair value is assigned. For additional information on the November 2018 Canopy Warrants and the related modification, refer to Note 9.

The inputs used to estimate the fair value of the Canopy warrants (all as defined in Note 9) are as follows:

	November 30, 2019 (1)						February 28, 2019
	New Tranche A Warrants (2)		New Tranche B Warrants (3)		November 2017 Canopy Warrants (2)		November 2018 Canopy Warrants (2)		November 2017 Canopy Warrants (2)
Exercise price (4)	C$	50.40	C$	76.68	C$	12.98	C$	50.40	C$	12.98
Valuation date stock price (5)	C$	24.51	C$	24.51	C$	24.51	C$	62.38	C$	62.38
Expected life (6)	3.9 years		6.9 years		0.4 years		2.7 years		1.2 years
Expected volatility (7)	65.0%		65.0%		93.0%		79.3%		87.8%
Risk-free interest rate (8)	1.5%		1.5%		1.7%		1.8%		1.8%
Expected dividend yield (9)	0.0%		0.0%		0.0%		0.0%		0.0%

(1)	New Tranche C Warrants are not included in the table as there is no fair value assigned.

(2)	The fair value is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement).

(3)	The fair value is estimated using Monte Carlo simulations (Level 2 fair value measurement).

(4)	Based on the exercise price from the applicable underlying agreements.

(5)	Based on the closing market price for Canopy common stock on the TSX as of the applicable date.

(6)	Based on the expiration date of the warrants.

(7)	Based on consideration of historical and/or implied volatility levels of the underlying equity security and limited consideration of historical peer group volatility levels.

(8)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expected life.

(9)	Based on historical dividend levels.
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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	November 30, 2019		February 28, 2019
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	24.51	C$	62.38
Remaining term (3)	3.6 years		4.4 years
Expected volatility (4)	50.1%		45.9%
Risk-free interest rate (5)	1.6%		1.8%
Expected dividend yield (6)	0.0%		0.0%

(1)	Based on the rate which the Canopy Debt Securities may be converted into equity shares, or the equivalent amount of cash, at the option of the issuer.

(2)	Based on the closing market price for Canopy common stock on the TSX as of the applicable date.

(3)	Based on the contractual maturity date of the notes.

(4)	Based on historical volatility levels of the underlying equity security reduced to account for certain risks not incorporated into the option-pricing model.

(5)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the debt securities.

(6)	Based on historical dividend levels.
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

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings, approximate fair value as of November 30, 2019, and February 28, 2019, due to the relatively short maturity of these instruments. As of November 30, 2019, the carrying amount of long-term debt, including the current portion, was $12,074.5 million, compared with an estimated fair value of $12,800.6 million. As of February 28, 2019, the carrying amount of long-term debt, including the current portion, was $12,825.0 million, compared with an estimated fair value of $12,768.5 million.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2019
Assets:
Foreign currency contracts	$—	$61.1	$—	$61.1
Commodity derivative contracts	$—	$2.7	$—	$2.7
Equity securities (1)	$—	$919.3	$—	$919.3
Canopy Debt Securities (1)	$—	$120.9	$—	$120.9
Liabilities:
Foreign currency contracts	$—	$27.2	$—	$27.2
Commodity derivative contracts	$—	$21.2	$—	$21.2
Interest rate swap contracts	$—	$0.6	$—	$0.6

February 28, 2019
Assets:
Foreign currency contracts	$—	$38.2	$—	$38.2
Commodity derivative contracts	$—	$8.7	$—	$8.7
Equity securities (1)	$—	$3,023.2	$—	$3,023.2
Canopy Debt Securities (1)	$—	$211.5	$—	$211.5
Liabilities:
Foreign currency contracts	$—	$15.7	$—	$15.7
Commodity derivative contracts	$—	$11.6	$—	$11.6

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments are as follows:
		For the Nine Months Ended		For the Three Months Ended
		November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
	(in millions)
	November 2017 Canopy Investment (i)	$—	$292.5	$—	$(168.5)
	November 2017 Canopy Warrants	(542.7)	223.5	(91.9)	(212.4)
	November 2018 Canopy Warrants (ii)	(1,561.2)	257.6	(426.8)	257.6
	Canopy Debt Securities	(97.0)	12.9	(15.6)	(40.6)
		$(2,200.9)	$786.5	$(534.3)	$(163.9)
	(i)
Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018. For additional information on the November 2017 Canopy Investment, refer to Note 9.

	(ii)
The terms of the November 2018 Canopy Warrants were modified in June 2019. For additional information on the November 2018 Canopy Warrants and the related modification, refer to Note 9. For the nine months ended November 30, 2019, amounts are net of a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

	Fair Value Measurements Using			Total Losses
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Nine Months Ended November 30, 2019	For the Three Months Ended November 30, 2019
(in millions)
Long-lived assets held for sale	$—	$—	$989.6	$417.0	$390.0
Trademarks (1)	—	—	—	11.0	—
Total	$—	$—	$989.6	$428.0	$390.0

(1)	The balance at November 30, 2019, has been reclassified to assets held for sale (see “Trademarks” below for further discussion).

Long-lived assets held for sale
During the second quarter of fiscal 2020, in connection with the Wine and Spirits Transaction, long-lived assets held for sale were written down to their estimated fair value, less costs to sell, resulting in a loss of $27.0 million. Subsequently, for the third quarter of fiscal 2020, in connection with the New Wine and Spirits Transactions, an additional loss of $340.0 million was recognized. The long-lived assets held for sale with a carrying value of $1,292.9 million were written down to their current estimated fair value of $949.6 million, less costs to sell, resulting in a total loss of $367.0 million for the nine months ended November 30, 2019. This loss was included in impairment of assets held for sale. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our current estimate of fair value was determined based on the expected proceeds from the New Wine and Spirits Transactions as of November 30, 2019, excluding the contingent consideration, which we will recognize when it is determined to be realizable.

For the third quarter of fiscal 2020, in connection with the Ballast Point Transaction, long-lived assets held for sale with a carrying value of $81.3 million were written down to their estimated fair value of $40.0 million, less costs to sell. As a result, a loss of $50.0 million, inclusive of costs to sell and other losses was included in impairment of assets held for sale. These assets consisted primarily of intangible assets and certain production and warehouse assets which had satisfied the conditions necessary to be classified as held for sale. Our estimate of fair value was determined based on the expected proceeds from the Ballast Point Transaction as of November 30, 2019. Ballast Point is a component of the Beer segment and was included in our beer reporting unit. Accordingly, goodwill was allocated to the Ballast Point assets held for sale based on the relative fair value of the business being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets held for sale remains in the beer reporting unit.

Trademarks
During the second quarter of fiscal 2020, certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including increased rate of revenue decline and increased competition, indicated that it was more likely than not that the fair value of our indefinite-lived intangible asset associated with the Ballast Point craft beer trademarks might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Ballast Point craft beer trademark asset with a carrying value of $28.0 million was written down to its estimated fair value of $17.0 million, resulting in an impairment of $11.0 million. This impairment is included in selling, general, and administrative expenses for the nine months ended November 30, 2019. The Ballast Point craft beer trademarks have been reclassified to assets held for sale as of November 30, 2019.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

7.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2018	$5,157.6	$2,925.5	$8,083.1
Purchase accounting allocations (1)	22.3	2.7	25.0
Foreign currency translation adjustments	(12.0)	(7.3)	(19.3)
Balance, February 28, 2019	5,167.9	2,920.9	8,088.8
Purchase accounting allocations (2)	—	58.8	58.8
Black Velvet Divestiture	—	(72.2)	(72.2)
Foreign currency translation adjustments	(12.2)	(6.7)	(18.9)
Reclassified to assets held for sale (3)	(4.5)	(280.2)	(284.7)
Balance, November 30, 2019	$5,151.2	$2,620.6	$7,771.8

(1)	Purchase accounting allocations associated primarily with the acquisition of Four Corners (Beer). See defined acquisition term below.

(2)	Preliminary purchase accounting allocations associated primarily with the acquisition of Nelson’s Green Brier (Wine and Spirits). See defined acquisition term below.

(3)
Primarily in connection with the New Wine and Spirits Transactions, goodwill associated with the businesses being sold was reclassified to assets held for sale based on the relative fair values of the portion of the business being sold and the remaining wine and spirits and beer portfolios. The relative fair values were determined using the income approach based on assumptions, including projected revenue growth rates, terminal growth rate, and discount rate and other projected financial information.

Acquisitions
Nelson’s Green Brier
In May 2019, we increased our ownership interest in Nelson’s Green Brier Distillery, LLC (“Nelson’s Green Brier”) to 75%, resulting in consolidation of the business and recognition of a 25% noncontrolling interest. This acquisition included a portfolio of award-winning, Tennessee-based craft bourbon and whiskey products. The preliminary fair value of the business combination was allocated primarily to goodwill, trademarks, inventory, and property, plant, and equipment. The results of operations of Nelson’s Green Brier are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

We recognized a gain of $11.8 million for the nine months ended November 30, 2019, related to the remeasurement of our previously held 20% equity interest in Nelson’s Green Brier to the acquisition-date fair value. This gain is included in selling, general, and administrative expenses within our consolidated results of operations.

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

8.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	November 30, 2019		February 28, 2019
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$87.5	$33.1	$89.9	$39.1
Other	20.2	0.4	20.5	0.9
Total	$107.7	33.5	$110.4	40.0

Nonamortizable intangible assets
Trademarks		2,687.8		3,158.1
Total intangible assets (1)		$2,721.3		$3,198.1

(1)	The balance at November 30, 2019, excludes intangible assets reclassified to assets held for sale, which consist primarily of trademarks.

We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2019, and November 30, 2018. Net carrying amount represents the gross carrying value net of accumulated amortization.

9.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	November 30, 2019		February 28, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment	$2,879.4	35.4%	$3,332.1	36.0%
Other equity method investments (1)	179.3	20%-50%	133.5	20%-50%
	$3,058.7		$3,465.6

(1)	The other equity method investments balance at November 30, 2019, excludes investments reclassified to assets held for sale.

In November 2017, we acquired 18.9 million common shares, which represented a 9.9% ownership interest in Ontario, Canada-based Canopy Growth Corporation (the “November 2017 Canopy Investment”), a public company and leading provider of medicinal and recreational cannabis products (“Canopy”), plus warrants which give us the option to purchase an additional 18.9 million common shares of Canopy (the “November 2017 Canopy Warrants”) for C$245.0 million, or $191.3 million. The November 2017 Canopy Warrants were issued with an exercise price of C$12.98 per warrant share and are exercisable as of November 30, 2019. These warrants expire in May 2020.

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Investment below), plus warrants which give us the option to purchase an additional 139.7 million common shares of Canopy (the “November 2018 Canopy Warrants”, and together with the November 2018 Canopy Investment, the “November 2018 Canopy Transaction”) for C$5,078.7 million, or $3,869.9 million.

On November 1, 2018, our ownership interest in Canopy increased to 36.6% which allows us to exercise significant influence, but not control, over Canopy. Therefore, we account for the November 2017 Canopy Investment and the November 2018 Canopy Investment, each of which represents an investment in common shares of Canopy, collectively, under the equity method (the “Canopy Equity Method Investment”). We recognize equity in earnings (losses) and related activities for this investment on a two-month lag. Accordingly, we recognized equity in earnings (losses) and related activities of $(544.2) million for the period January 1, 2019, through September 30, 2019, in our consolidated financial statements for the nine months ended November 30, 2019, and $46.2 million for the period July 1, 2019, through September 30, 2019, in our consolidated financial statements for the three months ended November 30, 2019. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities for the nine months and three months ended November 30, 2019, include, among other items, the amortization of the fair value adjustments associated with the definite-lived intangible assets over their estimated useful lives, the flow through of inventory step-up, and unrealized gains (losses) associated with changes in our Canopy ownership percentage resulting from periodic equity issuances made by Canopy. In addition to the items noted above, the nine months ended November 30, 2019, include our share of the additional loss resulting from the June 2019 Warrant Modification (as defined below) of $(409.0) million (the “June 2019 Warrant Modification Loss”).

The November 2018 Canopy Warrants originally consisted of 88.5 million warrants (the “Tranche A Warrants”) and 51.2 million warrants (the “Tranche B Warrants”). The Tranche A Warrants were immediately exercisable at an exercise price of C$50.40 per warrant share. The Tranche B Warrants were exercisable upon the exercise, in full, of the Tranche A Warrants and at an exercise price based on the volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date. The November 2018 Canopy Warrants originally expired in November 2021 and have been accounted for at fair value from the date of investment.

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

The other rights obtained in June 2019 in connection with the Acreage Transaction include a share repurchase credit and the ability to purchase Canopy common shares on the open market or in private agreement transactions. If for any reason Canopy has not purchased the lesser of 27,378,866 Canopy common shares or C$1,583.0 million worth of Canopy common shares for cancellation between April 18, 2019 and two-years after the full exercise of the New Tranche A Warrants, we will be credited an amount that will reduce the aggregate exercise price otherwise payable upon each exercise of the New Tranche B Warrants and New Tranche C Warrants. The credit will be an amount equal to the difference between C$1,583.0 million and the actual price paid by Canopy in purchasing its common shares for cancellation. If we choose to purchase Canopy common shares on the open market or in private agreement with existing

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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
Accordingly, we have recognized a $1,176.0 million unrealized gain from unconsolidated investments in the second quarter of fiscal 2020 from the June 2019 Warrant Modification. Approximately $322.5 million of the unrealized gain was associated with the New Tranche A Warrants and $853.5 million was associated with the New Tranche B Warrants. No value was associated with the New Tranche C Warrants as they have a VWAP Exercise Price. As the expiration dates of the New Tranche A Warrants and New Tranche B Warrants were extended, we now utilize a blend of Canopy’s historical volatility, implied volatility, and limited consideration of historical peer group volatility in our valuations to supplement the limited trading history.

Canopy has various convertible equity securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2017 Canopy Warrants, New November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Call Option (as defined below). As of November 30, 2019, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our November 2017 Canopy Warrants, New November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Call Option, would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If we exercised all of our outstanding November 2017 Canopy Warrants and New November 2018 Canopy Warrants, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would be expected to increase to greater than 50 percent. In connection with the Acreage Transaction, Canopy has a call option to acquire 100% of the shares of Acreage (the “Acreage Call Option”), which would require the issuance of Canopy shares. If Canopy exercised the Acreage Call Option it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would decrease and no longer be expected to be greater than 50 percent.

As of November 30, 2019, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $6.0 billion based on the terms of the November 2017 Canopy Warrants and the New November 2018 Canopy Warrants. Additionally, as of November 30, 2019, the fair value of the Canopy Equity Method Investment was $2,276.7 million based on the closing price of the underlying equity security as of that date. We have evaluated the Canopy Equity Method Investment as of November 30, 2019, and determined that there was not an other-than-temporary-impairment. Our conclusion was based on several contributing factors, including: (i) the length of time for which the implied fair value has exceeded the carrying value, (ii) an expectation that Canopy’s operating results will

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

improve, (iii) an expectation that the Canopy stock price will recover in the near term, and (iv) our ability and intent to hold the investment until that recovery.

The following table presents summarized financial information for Canopy presented in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s fourth quarter fiscal 2019, first quarter fiscal 2020, and second quarter fiscal 2020 earnings (losses) for the period January through September 2019 in our nine months ended November 30, 2019. We recognized our share of Canopy’s second quarter fiscal 2020 earnings (losses) for the period July through September 2019, in our three months ended November 30, 2019 results. The amounts shown represent 100% of Canopy’s results of operations for the respective periods. However, they exclude the nine months ended November 30, 2019 impact of the June 2019 Warrant Modification Loss because it was recorded by Canopy within equity.

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2019	2018	2019	2018
(in millions)
Net sales	$196.4	NA	$58.0	NA
Gross profit (loss)	$13.8	NA	$(7.3)	NA
Net gain (loss)	$(246.0)	NA	$172.6	NA
Net gain (loss) attributable to Canopy	$(245.4)	NA	$185.0	NA

NA = Not Applicable

10.    OTHER ASSETS

The major components of other assets are as follows:

	November 30, 2019	February 28, 2019
(in millions)
Operating lease right-of-use asset	$502.9	$—
Other	116.2	109.7
	$619.1	$109.7

11.    BORROWINGS

Borrowings consist of the following:

	November 30, 2019			February 28, 2019
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Senior credit facility, Revolving credit loan	$—			$59.0
Commercial paper	281.5			732.5
	$281.5			$791.5

Long-term debt
Senior credit facility, Term loan	$—	$—	$—	$492.8
Term loan credit facilities	24.6	1,402.2	1,426.8	1,486.4
Senior notes	698.2	9,923.2	10,621.4	10,816.9
Other	12.0	14.3	26.3	28.9
	$734.8	$11,339.7	$12,074.5	$12,825.0

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Senior credit facility
The Company, CB International Finance S.à r.l., a wholly-owned subsidiary of ours (“CB International”), certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders are parties to a credit agreement, as amended and restated (the “2018 Credit Agreement”). The 2018 Credit Agreement provides for an aggregate revolving credit facility of $2.0 billion.

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

As of November 30, 2019, aggregate credit facilities under the 2018 Credit Agreement, the Term Credit Agreement, and the 2019 Term Credit Agreement consist of the following:

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

(2)	We and/or CB International are the borrower under the $2,000.0 million Revolving Credit Facility. Includes a sub-facility for letters of credit of up to $200.0 million.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(3)	We are the borrower under the Three-Year Term Facility, the Five-Year Term Facility, and the 2019 Five-Year Term Facility.

As of November 30, 2019, information with respect to borrowings under the 2018 Credit Agreement, the Term Credit Agreement, and the 2019 Term Credit Agreement is as follows:

	2018 Credit Agreement	Term Credit Agreement		2019 Term Credit Agreement
	Revolving Credit Facility	Three-Year Term Facility (1)	Five-Year Term Facility (1) (2)	2019 Five-Year Term Facility (1)
(in millions)
Outstanding borrowings	$—	$499.6	$442.1	$485.1
Interest rate	—%	2.9%	3.0%	2.7%
LIBOR margin	1.13%	1.13%	1.25%	0.88%
Outstanding letters of credit	$11.8
Remaining borrowing capacity (3)	$1,706.2

(1)	Outstanding term loan facilities borrowings are net of unamortized debt issuance costs.

(2)	Outstanding borrowings reflect a $520.0 million partial repayment of the Five-Year Term Facility under our Term Credit Agreement.

(3)
Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2018 Credit Agreement and outstanding borrowings under our commercial paper program of $282.0 million (excluding unamortized discount) (see “Commercial paper program”).

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2018 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2018 Credit Agreement. As of November 30, 2019, we had $281.5 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 2.0% and a weighted average remaining term of 34 days.

Interest rate swap contracts
In June 2019, we entered into interest rate swap agreements, which are designated as cash flow hedges for $375.0 million of our floating LIBOR rate debt. As a result of these hedges, we have fixed our interest rates on $375.0 million of our floating LIBOR rate debt at an average rate of 1.9% (exclusive of borrowing margins) from July 1, 2019, through July 1, 2020.

Senior Notes
In July 2019, we issued $800.0 million aggregate principal amount of 3.15% Senior Notes due August 2029 (the “July 2019 Senior Notes”). Proceeds from this offering, net of discount and debt issuance costs, were $793.0 million. Interest on the July 2019 Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2020. The July 2019 Senior Notes are redeemable, in whole or in part, at our option at any time prior to May 1, 2029, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest, and a make-whole payment based on the present value of the future payments at the applicable Treasury Rate plus 20 basis points. On or after May 1, 2029, we may redeem the July 2019 Senior Notes, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. The July 2019 Senior Notes are senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. Certain of our U.S. subsidiaries guarantee the July 2019 Senior Notes on a senior unsecured basis.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

In November 2014, we issued $400.0 million aggregate principal amount of 3.875% Senior Notes due November 2019 (the “3.875% November 2014 Senior Notes”). On August 28, 2019, we repaid the 3.875% November 2014 Senior Notes with proceeds from the July 2019 Senior Notes.

In November 2017, we issued $600.0 million aggregate principal amount of 2.00% Senior Notes due November 2019 (the “2.00% November 2017 Senior Notes”). On November 7, 2019, we repaid the 2.00% November 2017 Senior Notes with proceeds from the Black Velvet Divestiture, commercial paper borrowings, and cash on hand.

Debt payments
As of November 30, 2019, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $65.3 million and $14.1 million, respectively) for the remaining three months of fiscal 2020 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2020	$9.3
2021	735.7
2022	1,681.7
2023	1,828.3
2024	1,518.2
2025	780.7
Thereafter	5,600.0
$12,153.9

12.    INCOME TAXES

Our effective tax rate for the nine months ended November 30, 2019, was 73.0% of tax benefit as compared with 15.5% of tax expense for the nine months ended November 30, 2018. Our effective tax rate for the three months ended November 30, 2019, was 225.3% of tax benefit as compared with 10.2% of tax expense for the three months ended November 30, 2018.

For the nine months and three months ended November 30, 2019, our effective tax rate was higher than the federal statutory rate of 21% primarily due to:

•	the recognition of a $547.4 million net income tax benefit resulting from the remeasurement of our deferred tax assets in connection with the September 2019 enactment of tax reform in Switzerland; and

•
a higher effective rate of tax benefit from our foreign businesses including the tax benefits recorded on the net unrealized loss from the changes in fair value of our investments in Canopy and the tax benefits recorded on the Canopy equity in earnings (losses) and related activities.

For the nine months and three months ended November 30, 2018, our effective tax rate was lower than the federal statutory rate of 21% primarily due to:

•	lower effective tax rates applicable to our foreign businesses;

•
the recognition of an income tax benefit for the three months ended November 30, 2018, associated with an adjustment to provisional amounts recognized for the year ended February 28, 2018, in connection with the Tax Cuts and Jobs Act (the “TCJ Act”); and

•	the recognition of a net income tax benefit from stock-based compensation award activity.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

13.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	November 30, 2019	February 28, 2019
(in millions)
Deferred income taxes	$334.8	$1,029.7
Operating lease liability	503.3	—
Unrecognized tax benefit liabilities	248.5	239.0
Long-term income tax payable	96.3	95.4
Other	74.6	106.6
	$1,257.5	$1,470.7

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

Certain of our contractual arrangements may contain both lease and non-lease components. Non-lease components are distinct elements of a contract that are not related to securing the use of the leased asset, such as raw materials, common area maintenance, and other management costs. We elected to measure the lease liability by combining the lease and non-lease components as a single lease component for all asset classes.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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

Balance sheet location
A summary of lease right-of-use assets and liabilities are as follows:

	Balance Sheet Classification	November 30, 2019
(in millions)
Assets
Operating lease	Other assets	$502.9
Finance lease	Property, plant, and equipment	27.4
Total right-of-use assets		$530.3

Liabilities
Current:
Operating lease	Other accrued expenses and liabilities	$78.0
Finance lease	Current maturities of long-term debt	12.0
Non-current:
Operating lease	Deferred income taxes and other liabilities	503.3
Finance lease	Long-term debt, less current maturities	14.3
Total lease liabilities		$607.6

Lease cost
The components of total lease cost are as follows:

	For the Nine Months Ended November 30, 2019	For the Three Months Ended November 30, 2019
(in millions)
Operating lease cost	$77.0	$30.5
Finance lease cost:
Amortization of right-of-use assets	8.8	3.2
Interest on lease liabilities	0.5	0.2
Short-term lease cost	6.6	2.4
Variable lease cost	368.3	272.9
Total lease cost	$461.2	$309.2

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	27

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Lease maturities (1)
As of November 30, 2019, minimum payments due for lease liabilities for the remaining three months of fiscal 2020 and for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
(in millions)
2020	$22.5	$3.3
2021	96.5	11.6
2022	84.2	7.3
2023	72.7	3.8
2024	64.2	1.2
2025	54.0	—
Thereafter	312.1	—
Total lease payments	706.2	27.2
Less: Interest	(124.9)	(0.9)
Total lease liabilities	$581.3	$26.3

As of February 28, 2019, future payments were expected to be as follows:

Operating Leases
(in millions)
2020	$59.0
2021	58.2
2022	51.1
2023	47.9
2024	41.2
Thereafter	302.1
Total lease payments	$559.5

(1)	For leases with terms in excess of 12 months at inception.

Supplemental information	For the Nine Months Ended November 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77.3
Operating cash flows from finance leases	$0.5
Financing cash flows from finance leases	$10.6

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$34.7
Finance leases	$8.5

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	28

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

November 30, 2019
(in millions)
Weighted-average remaining lease term:
Operating leases	11.4 years
Finance leases	3.6 years

Weighted-average discount rate:
Operating leases	3.5%
Finance leases	2.6%

15.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2019	185,740,178	28,322,419	1,149,624	18,927,966	5,005,800
Conversion of shares	133,667	(55)	(133,612)	—	—
Exercise of stock options (1)	—	—	2,107	(173,725)	—
Vesting of restricted stock units (2)	—	—	—	(88,683)	—
Vesting of performance share units (2)	—	—	—	(29,015)	—
Cancellation of restricted shares	—	—	—	444	—
Balance at May 31, 2019	185,873,845	28,322,364	1,018,119	18,636,987	5,005,800
Share repurchases	—	—	—	265,593	—
Conversion of shares	6,267	(543)	(5,724)	—	—
Exercise of stock options (1)	—	—	—	(258,628)	—
Employee stock purchases	—	—	—	(36,840)	—
Vesting of restricted stock units (2)	—	—	—	(2,148)	—
Balance at August 31, 2019	185,880,112	28,321,821	1,012,395	18,604,964	5,005,800
Conversion of shares	191,233	(2,215)	(189,018)	—	—
Exercise of stock options (1)	—	—	—	(38,154)	—
Vesting of restricted stock units (2)	—	—	—	(242)	—
Balance at November 30, 2019	186,071,345	28,319,606	823,377	18,566,568	5,005,800

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	29

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2018	258,718,356	28,335,387	1,970	90,743,239	5,005,800
Share repurchases	—	—	—	450,508	—
Conversion of shares	5,144	(5,144)	—	—	—
Exercise of stock options	216,946	—	5,118	—	—
Vesting of restricted stock units (2)	—	—	—	(20,392)	—
Vesting of performance share units (2)	—	—	—	(62,352)	—
Balance at May 31, 2018	258,940,446	28,330,243	7,088	91,111,003	5,005,800
Share repurchases	—	—	—	1,901,637	—
Conversion of shares	2,500	(2,500)	—	—	—
Exercise of stock options	137,219	—	2,325	—	—
Employee stock purchases	—	—	—	(34,203)	—
Grant of restricted stock awards	—	—	—	(3,552)	—
Vesting of restricted stock units (2)	—	—	—	(3,074)	—
Balance at August 31, 2018	259,080,165	28,327,743	9,413	92,971,811	5,005,800
Retirement of treasury shares (3)	(74,000,000)	—	—	(74,000,000)	—
Conversion of shares	5,314	(5,314)	—	—	—
Exercise of stock options	428,925	—	2,570	—	—
Grant of restricted stock awards	—	—	—	(362)	—
Vesting of restricted stock units (2)	—	—	—	(715)	—
Balance at November 30, 2018	185,514,404	28,322,429	11,983	18,970,734	5,005,800

(1)	Includes use of Class A Treasury Stock associated with stock option exercises beginning March 1, 2019.

(2)	Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Three Months Ended November 30,	For the Nine Months Ended November 30,
2019
Restricted Stock Units	48,562	1,176	94	49,832
Performance Share Units	17,439	—	—	17,439

2018
Restricted Stock Units	12,743	2,211	402	15,356
Performance Share Units	44,016	—	—	44,016

(3)	Shares of our Class A Treasury Stock were retired to authorized and unissued shares of our Class A Common Stock.
Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2018 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2018 Authorization have become treasury shares.

For the nine months ended November 30, 2019, we repurchased 265,593 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $50.0 million through open market transactions.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	30

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

As of November 30, 2019, total shares repurchased under the 2018 Authorizations are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$1,045.9	4,897,605

16.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the three months ended November 30, 2019, and for the nine months and three months ended November 30, 2018, net income (loss) per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the three months ended November 30, 2019, and for the nine months and three months ended November 30, 2018, net income (loss) per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

We have excluded 23,315,761 of Class B Convertible Common Stock and 3,290,122 of shares issuable under the assumed exercise of stock options using the treasury stock method from the calculation of diluted net income (loss) per share for the nine months ended November 30, 2019, as the effect of including these would have been anti-dilutive.

The computation of basic and diluted net income (loss) per common share is as follows:

	For the Nine Months Ended
	November 30, 2019		November 30, 2018
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(364.0)	$(46.2)	$1,949.3	$247.1
Conversion of Class B common shares into Class A common shares	—	—	247.1	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	(5.6)
Net income (loss) attributable to CBI allocated – diluted	$(364.0)	$(46.2)	$2,196.4	$241.5

Weighted average common shares outstanding – basic	168.258	23.316	167.203	23.322
Conversion of Class B common shares into Class A common shares	—	—	23.322	—
Stock-based awards, primarily stock options	—	—	5.396	—
Weighted average common shares outstanding – diluted	168.258	23.316	195.921	23.322

Net income (loss) per common share attributable to CBI – basic	$(2.17)	$(1.98)	$11.66	$10.59
Net income (loss) per common share attributable to CBI – diluted	$(2.17)	$(1.98)	$11.21	$10.35

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	31

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Three Months Ended
	November 30, 2019		November 30, 2018
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$320.1	$40.3	$268.9	$34.2
Conversion of Class B common shares into Class A common shares	40.3	—	34.2	—
Effect of stock-based awards on allocated net income (loss)	—	(0.4)	—	(0.5)
Net income (loss) attributable to CBI allocated – diluted	$360.4	$39.9	$303.1	$33.7

Weighted average common shares outstanding – basic	168.346	23.314	166.364	23.318
Conversion of Class B common shares into Class A common shares	23.314	—	23.318	—
Stock-based awards, primarily stock options	3.196	—	5.138	—
Weighted average common shares outstanding – diluted	194.856	23.314	194.820	23.318

Net income (loss) per common share attributable to CBI – basic	$1.90	$1.73	$1.62	$1.47
Net income (loss) per common share attributable to CBI – diluted	$1.85	$1.71	$1.56	$1.45

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	32

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2019
Net income (loss) attributable to CBI			$(410.2)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(4.5)	$—	(4.5)
Reclassification adjustments	(22.7)	—	(22.7)
Net gain (loss) recognized in other comprehensive income (loss)	(27.2)	—	(27.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	18.5	3.7	22.2
Reclassification adjustments	(8.4)	(1.1)	(9.5)
Net gain (loss) recognized in other comprehensive income (loss)	10.1	2.6	12.7
Pension/postretirement adjustments:
Net actuarial gain (loss)	—	—	—
Reclassification adjustments	1.8	(0.1)	1.7
Net gain (loss) recognized in other comprehensive income (loss)	1.8	(0.1)	1.7
Share of OCI of equity method investments
Net gain (loss)	(22.3)	5.2	(17.1)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(22.3)	5.2	(17.1)
Other comprehensive income (loss) attributable to CBI	$(37.6)	$7.7	(29.9)
Comprehensive income (loss) attributable to CBI			$(440.1)

For the Nine Months Ended November 30, 2018
Net income (loss) attributable to CBI			$2,196.4
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(248.4)	$—	(248.4)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(248.4)	—	(248.4)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(61.7)	8.1	(53.6)
Reclassification adjustments	(5.0)	1.2	(3.8)
Net gain (loss) recognized in other comprehensive income (loss)	(66.7)	9.3	(57.4)
Unrealized gain (loss) on AFS debt securities:
Net AFS debt securities gain (loss)	(0.4)	0.1	(0.3)
Reclassification adjustments	1.9	0.9	2.8
Net gain (loss) recognized in other comprehensive income (loss)	1.5	1.0	2.5
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.2	(0.1)	0.1
Reclassification adjustments	0.3	(0.1)	0.2
Net gain (loss) recognized in other comprehensive income (loss)	0.5	(0.2)	0.3
Other comprehensive income (loss) attributable to CBI	$(313.1)	$10.1	(303.0)
Comprehensive income (loss) attributable to CBI			$1,893.4

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	33

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended November 30, 2019
Net income (loss) attributable to CBI			$360.4
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$53.7	$—	53.7
Reclassification adjustments	(22.7)	—	(22.7)
Net gain (loss) recognized in other comprehensive income (loss)	31.0	—	31.0
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	56.9	(0.1)	56.8
Reclassification adjustments	(2.4)	(0.5)	(2.9)
Net gain (loss) recognized in other comprehensive income (loss)	54.5	(0.6)	53.9
Pension/postretirement adjustments:
Net actuarial gain (loss)	—	—	—
Reclassification adjustments	1.7	(0.1)	1.6
Net gain (loss) recognized in other comprehensive income (loss)	1.7	(0.1)	1.6
Share of OCI of equity method investments
Net gain (loss)	8.3	(2.0)	6.3
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	8.3	(2.0)	6.3
Other comprehensive income (loss) attributable to CBI	$95.5	$(2.7)	92.8
Comprehensive income (loss) attributable to CBI			$453.2

For the Three Months Ended November 30, 2018
Net income (loss) attributable to CBI			$303.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(155.9)	$—	(155.9)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(155.9)	—	(155.9)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(52.5)	7.1	(45.4)
Reclassification adjustments	(0.3)	0.2	(0.1)
Net gain (loss) recognized in other comprehensive income (loss)	(52.8)	7.3	(45.5)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.2	(0.1)	0.1
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.2	(0.1)	0.1
Other comprehensive income (loss) attributable to CBI	$(208.5)	$7.2	(201.3)
Comprehensive income (loss) attributable to CBI			$101.8

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	34

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2019	$(406.5)	$25.1	$(2.1)	$29.6	$(353.9)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(4.5)	22.2	—	(17.1)	0.6
Amounts reclassified from accumulated other comprehensive income (loss)	(22.7)	(9.5)	1.7	—	(30.5)
Other comprehensive income (loss)	(27.2)	12.7	1.7	(17.1)	(29.9)
Balance, November 30, 2019	$(433.7)	$37.8	$(0.4)	$12.5	$(383.8)

18.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information sets forth the condensed consolidating balance sheets as of November 30, 2019, and February 28, 2019, the condensed consolidating statements of comprehensive income (loss) for the nine months and three months ended November 30, 2019, and November 30, 2018, and the condensed consolidating statements of cash flows for the nine months ended November 30, 2019, and November 30, 2018, for the parent company, our combined subsidiaries which guarantee our senior notes (“Subsidiary Guarantors”), our combined subsidiaries which are not Subsidiary Guarantors (primarily foreign subsidiaries) (“Subsidiary Nonguarantors”) and the Company. The Subsidiary Guarantors are 100% owned, directly or indirectly, by the parent company and the guarantees are joint and several obligations of each of the Subsidiary Guarantors. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Subsidiary Guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing our senior notes. These customary circumstances include, so long as other applicable provisions of the indentures are adhered to, the termination or release of a Subsidiary Guarantor’s guarantee of other indebtedness or upon the legal defeasance or covenant defeasance or satisfaction and discharge of our senior notes. Separate financial information for our Subsidiary Guarantors are not presented because we have determined that such financial information would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors, and the Subsidiary Nonguarantors are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2019 Annual Report, and include the recently adopted accounting guidance described in Note 2 and Note 14 herein. There are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to us in the form of cash dividends, loans, or advances.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	35

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at November 30, 2019
Current assets:
Cash and cash equivalents	$22.9	$3.6	$67.2	$—	$93.7
Accounts receivable	377.6	358.5	72.2	—	808.3
Inventories	44.8	1,023.8	467.6	(177.4)	1,358.8
Intercompany receivable	30,226.9	37,000.0	20,412.3	(87,639.2)	—
Prepaid expenses and other	149.4	50.4	361.2	(76.7)	484.3
Assets held for sale - current	179.0	497.5	48.3	—	724.8
Total current assets	31,000.6	38,933.8	21,428.8	(87,893.3)	3,469.9
Property, plant, and equipment	69.3	577.0	4,540.9	—	5,187.2
Investments in subsidiaries	26,125.0	1,626.9	3,312.1	(31,064.0)	—
Goodwill	—	5,877.9	1,893.9	—	7,771.8
Intangible assets	—	205.6	2,515.7	—	2,721.3
Intercompany notes receivable	2,791.3	—	319.7	(3,111.0)	—
Equity method investments	—	0.5	3,058.2	—	3,058.7
Securities measured at fair value	—	—	1,040.2	—	1,040.2
Deferred income taxes	65.2	—	2,811.7	(213.9)	2,663.0
Assets held for sale	29.5	434.6	98.4	—	562.5
Other assets	28.5	295.8	294.8	—	619.1
Total assets	$60,109.4	$47,952.1	$41,314.4	$(122,282.2)	$27,093.7

Current liabilities:
Short-term borrowings	$281.5	$—	$—	$—	$281.5
Current maturities of long-term debt	722.8	11.8	0.2	—	734.8
Accounts payable	50.1	263.6	362.8	—	676.5
Intercompany payable	35,298.7	33,834.8	18,505.7	(87,639.2)	—
Other accrued expenses and liabilities	358.5	331.4	181.0	(103.5)	767.4
Total current liabilities	36,711.6	34,441.6	19,049.7	(87,742.7)	2,460.2
Long-term debt, less current maturities	11,325.5	14.0	0.2	—	11,339.7
Intercompany notes payable	319.7	2,263.6	527.7	(3,111.0)	—
Deferred income taxes and other liabilities	43.2	744.8	683.4	(213.9)	1,257.5
Total liabilities	48,400.0	37,464.0	20,261.0	(91,067.6)	15,057.4
CBI stockholders’ equity	11,709.4	10,488.1	20,726.5	(31,214.6)	11,709.4
Noncontrolling interests	—	—	326.9	—	326.9
Total stockholders’ equity	11,709.4	10,488.1	21,053.4	(31,214.6)	12,036.3
Total liabilities and stockholders’ equity	$60,109.4	$47,952.1	$41,314.4	$(122,282.2)	$27,093.7

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	36

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Balance Sheet at February 28, 2019
Current assets:
Cash and cash equivalents	$11.0	$2.6	$80.0	$—	$93.6
Accounts receivable	435.6	370.6	40.7	—	846.9
Inventories	197.7	1,485.4	609.9	(162.6)	2,130.4
Intercompany receivable	29,712.5	33,775.4	20,050.6	(83,538.5)	—
Prepaid expenses and other	89.9	78.1	446.7	(1.6)	613.1
Total current assets	30,446.7	35,712.1	21,227.9	(83,702.7)	3,684.0
Property, plant, and equipment	85.3	786.8	4,395.2	—	5,267.3
Investments in subsidiaries	26,533.8	1,599.6	2,982.1	(31,115.5)	—
Goodwill	—	6,185.5	1,903.3	—	8,088.8
Intangible assets	—	605.0	2,593.1	—	3,198.1
Intercompany notes receivable	3,218.6	—	38.6	(3,257.2)	—
Equity method investments	—	1.7	3,463.9	—	3,465.6
Securities measured at fair value	—	—	3,234.7	—	3,234.7
Deferred income taxes	69.2	—	2,183.3	(69.2)	2,183.3
Other assets	17.3	1.1	91.3	—	109.7
Total assets	$60,370.9	$44,891.8	$42,113.4	$(118,144.6)	$29,231.5

Current liabilities:
Short-term borrowings	$732.5	$—	$59.0	$—	$791.5
Current maturities of long-term debt	1,052.8	12.2	0.2	—	1,065.2
Accounts payable	59.6	141.3	415.8	—	616.7
Intercompany payable	33,787.6	31,428.9	18,322.0	(83,538.5)	—
Other accrued expenses and liabilities	374.3	184.0	156.6	(24.5)	690.4
Total current liabilities	36,006.8	31,766.4	18,953.6	(83,563.0)	3,163.8
Long-term debt, less current maturities	11,743.4	16.0	0.4	—	11,759.8
Intercompany notes payable	38.5	2,694.4	524.3	(3,257.2)	—
Deferred income taxes and other liabilities	31.2	540.5	955.9	(56.9)	1,470.7
Total liabilities	47,819.9	35,017.3	20,434.2	(86,877.1)	16,394.3
CBI stockholders’ equity	12,551.0	9,874.5	21,393.0	(31,267.5)	12,551.0
Noncontrolling interests	—	—	286.2	—	286.2
Total stockholders’ equity	12,551.0	9,874.5	21,679.2	(31,267.5)	12,837.2
Total liabilities and stockholders’ equity	$60,370.9	$44,891.8	$42,113.4	$(118,144.6)	$29,231.5

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	37

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended November 30, 2019
Sales	$2,048.1	$5,926.1	$3,315.4	$(4,252.2)	$7,037.4
Excise taxes	(244.7)	(342.8)	(9.3)	—	(596.8)
Net sales	1,803.4	5,583.3	3,306.1	(4,252.2)	6,440.6
Cost of product sold	(1,410.0)	(4,428.9)	(1,622.5)	4,222.9	(3,238.5)
Gross profit	393.4	1,154.4	1,683.6	(29.3)	3,202.1
Selling, general, and administrative expenses	(359.4)	(744.7)	(163.4)	15.8	(1,251.7)
Impairment of assets held for sale	(21.9)	(356.8)	(38.3)	—	(417.0)
Gain (loss) on sale of business	—	26.7	49.3	—	76.0
Operating income (loss)	12.1	79.6	1,531.2	(13.5)	1,609.4
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	(49.7)	26.5	(180.8)	(307.3)	(511.3)
Unrealized net gain (loss) on securities measured at fair value	—	—	(2,200.9)	—	(2,200.9)
Net gain (loss) on sale of unconsolidated investment	—	—	0.4	—	0.4
Interest income	0.9	0.4	12.5	—	13.8
Intercompany interest income	107.6	285.0	9.6	(402.2)	—
Interest expense	(341.2)	(0.8)	(1.1)	—	(343.1)
Intercompany interest expense	(281.1)	(70.4)	(50.7)	402.2	—
Loss on extinguishment of debt	(2.4)	—	—	—	(2.4)
Income (loss) before income taxes	(553.8)	320.3	(879.8)	(320.8)	(1,434.1)
(Provision for) benefit from income taxes	143.6	(72.9)	972.4	3.4	1,046.5
Net income (loss)	(410.2)	247.4	92.6	(317.4)	(387.6)
Net income (loss) attributable to noncontrolling interests	—	—	(22.6)	—	(22.6)
Net income (loss) attributable to CBI	$(410.2)	$247.4	$70.0	$(317.4)	$(410.2)

Comprehensive income (loss) attributable to CBI	$(440.1)	$246.7	$32.4	$(279.1)	$(440.1)

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	38

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended November 30, 2018
Sales	$2,263.2	$5,757.6	$2,891.6	$(3,996.1)	$6,916.3
Excise taxes	(269.5)	(318.5)	(9.5)	—	(597.5)
Net sales	1,993.7	5,439.1	2,882.1	(3,996.1)	6,318.8
Cost of product sold	(1,565.2)	(4,062.8)	(1,505.6)	4,001.6	(3,132.0)
Gross profit	428.5	1,376.3	1,376.5	5.5	3,186.8
Selling, general, and administrative expenses	(425.5)	(651.5)	(180.0)	17.1	(1,239.9)
Operating income (loss)	3.0	724.8	1,196.5	22.6	1,946.9
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	2,519.4	(25.3)	494.4	(2,956.6)	31.9
Unrealized net gain (loss) on securities measured at fair value	—	—	786.5	—	786.5
Net gain (loss) on sale of unconsolidated investment	—	—	99.8	—	99.8
Interest income	0.6	—	7.3	—	7.9
Intercompany interest income	198.4	487.2	3.7	(689.3)	—
Interest expense	(240.2)	(0.9)	(15.4)	—	(256.5)
Intercompany interest expense	(411.5)	(148.2)	(129.6)	689.3	—
Loss on extinguishment of debt	(1.7)	—	—	—	(1.7)
Income (loss) before income taxes	2,068.0	1,037.6	2,443.2	(2,934.0)	2,614.8
(Provision for) benefit from income taxes	128.4	(248.4)	(284.0)	(1.1)	(405.1)
Net income (loss)	2,196.4	789.2	2,159.2	(2,935.1)	2,209.7
Net income (loss) attributable to noncontrolling interests	—	—	(13.3)	—	(13.3)
Net income (loss) attributable to CBI	$2,196.4	$789.2	$2,145.9	$(2,935.1)	$2,196.4

Comprehensive income (loss) attributable to CBI	$1,893.4	$788.6	$1,843.1	$(2,631.7)	$1,893.4

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	39

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended November 30, 2019
Sales	$681.4	$1,800.0	$1,008.1	$(1,308.0)	$2,181.5
Excise taxes	(76.3)	(102.5)	(3.3)	—	(182.1)
Net sales	605.1	1,697.5	1,004.8	(1,308.0)	1,999.4
Cost of product sold	(475.6)	(1,371.5)	(479.3)	1,314.5	(1,011.9)
Gross profit	129.5	326.0	525.5	6.5	987.5
Selling, general, and administrative expenses	(124.1)	(235.9)	(52.5)	6.2	(406.3)
Impairment of assets held for sale	(21.9)	(329.9)	(38.2)	—	(390.0)
Gain (loss) on sale of business	—	26.7	49.3	—	76.0
Operating income (loss)	(16.5)	(213.1)	484.1	12.7	267.2
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	491.5	21.2	171.2	(606.6)	77.3
Unrealized net gain (loss) on securities measured at fair value	—	—	(534.3)	—	(534.3)
Net gain (loss) on sale of unconsolidated investment	—	—	0.5	—	0.5
Interest income	0.4	0.1	4.1	—	4.6
Intercompany interest income	34.2	99.3	3.2	(136.7)	—
Interest expense	(107.3)	(0.3)	(0.1)	—	(107.7)
Intercompany interest expense	(97.8)	(21.8)	(17.1)	136.7	—
Income (loss) before income taxes	304.5	(114.6)	111.6	(593.9)	(292.4)
(Provision for) benefit from income taxes	55.9	27.5	576.3	(0.8)	658.9
Net income (loss)	360.4	(87.1)	687.9	(594.7)	366.5
Net income (loss) attributable to noncontrolling interests	—	—	(6.1)	—	(6.1)
Net income (loss) attributable to CBI	$360.4	$(87.1)	$681.8	$(594.7)	$360.4

Comprehensive income (loss) attributable to CBI	$453.2	$(87.0)	$774.9	$(687.9)	$453.2

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	40

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended November 30, 2018
Sales	$772.0	$1,763.7	$886.9	$(1,262.0)	$2,160.6
Excise taxes	(89.8)	(94.9)	(3.3)	—	(188.0)
Net sales	682.2	1,668.8	883.6	(1,262.0)	1,972.6
Cost of product sold	(530.4)	(1,242.6)	(490.5)	1,260.9	(1,002.6)
Gross profit	151.8	426.2	393.1	(1.1)	970.0
Selling, general, and administrative expenses	(153.9)	(199.4)	(65.8)	5.6	(413.5)
Operating income (loss)	(2.1)	226.8	327.3	4.5	556.5
Equity in earnings (losses) of equity method investees and subsidiaries and related activities	373.5	0.7	167.7	(512.6)	29.3
Unrealized net gain (loss) on securities measured at fair value	—	—	(163.9)	—	(163.9)
Interest income	0.5	—	3.9	—	4.4
Intercompany interest income	63.1	165.7	1.3	(230.1)	—
Interest expense	(75.6)	(0.4)	(1.2)	—	(77.2)
Intercompany interest expense	(140.5)	(49.2)	(40.4)	230.1	—
Loss on extinguishment of debt	(1.7)	—	—	—	(1.7)
Income (loss) before income taxes	217.2	343.6	294.7	(508.1)	347.4
(Provision for) benefit from income taxes	85.9	(80.5)	(37.6)	(3.1)	(35.3)
Net income (loss)	303.1	263.1	257.1	(511.2)	312.1
Net income (loss) attributable to noncontrolling interests	—	—	(9.0)	—	(9.0)
Net income (loss) attributable to CBI	$303.1	$263.1	$248.1	$(511.2)	$303.1

Comprehensive income (loss) attributable to CBI	$101.8	$263.1	$46.8	$(309.9)	$101.8

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	41

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2019
Net cash provided by (used in) operating activities	$750.5	$(192.1)	$1,601.1	$(83.2)	$2,076.3

Cash flows from investing activities:
Purchases of property, plant, and equipment	(33.8)	(48.1)	(456.4)	—	(538.3)
Purchases of businesses, net of cash acquired	—	—	(36.2)	—	(36.2)
Investments in equity method investees and securities	—	—	(33.7)	—	(33.7)
Proceeds from sales of assets	0.2	0.1	0.4	—	0.7
Proceeds from sale of business	9.0	150.6	110.1	—	269.7
Net proceeds from (repayments of) intercompany notes	(173.1)	—	—	173.1	—
Net contributions from (investment in) equity affiliates	(84.5)	—	—	84.5	—
Other investing activities	—	—	1.9	—	1.9
Net cash provided by (used in) investing activities	(282.2)	102.6	(413.9)	257.6	(335.9)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(116.7)	116.7	—
Net contributions from (investment in) equity affiliates	—	—	118.0	(118.0)	—
Net proceeds from (repayments of) intercompany notes	1,194.5	115.1	(1,136.5)	(173.1)	—
Proceeds from issuance of long-term debt	1,291.3	—	—	—	1,291.3
Principal payments of long-term debt	(2,044.9)	(10.9)	(5.2)	—	(2,061.0)
Net proceeds from (repayments of) short-term borrowings	(451.0)	—	(59.0)	—	(510.0)
Dividends paid	(427.0)	—	—	—	(427.0)
Purchases of treasury stock	(50.0)	—	—	—	(50.0)
Proceeds from shares issued under equity compensation plans	38.9	—	—	—	38.9
Payments of minimum tax withholdings on stock-based payment awards	—	(13.7)	(0.5)	—	(14.2)
Payments of debt issuance costs	(8.2)	—	—	—	(8.2)
Net cash provided by (used in) financing activities	(456.4)	90.5	(1,199.9)	(174.4)	(1,740.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	11.9	1.0	(12.8)	—	0.1
Cash and cash equivalents, beginning of period	11.0	2.6	80.0	—	93.6
Cash and cash equivalents, end of period	$22.9	$3.6	$67.2	$—	$93.7

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	42

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Parent Company	Subsidiary Guarantors	Subsidiary Nonguarantors	Eliminations	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended November 30, 2018
Net cash provided by (used in) operating activities	$(18.5)	$628.5	$1,363.9	$—	$1,973.9

Cash flows from investing activities:
Purchases of property, plant, and equipment	(23.4)	(79.4)	(517.5)	—	(620.3)
Purchases of businesses, net of cash acquired	—	(19.5)	(25.8)	—	(45.3)
Investments in equity method investees and securities	—	(0.1)	(4,077.2)	—	(4,077.3)
Proceeds from sales of assets	0.5	39.4	6.4	—	46.3
Proceeds from sale of unconsolidated investment	—	—	110.2	—	110.2
Net proceeds from (repayments of) intercompany notes	694.0	—	—	(694.0)	—
Net contributions from (investment in) equity affiliates	(3,934.9)	(11.1)	—	3,946.0	—
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash provided by (used in) investing activities	(3,263.8)	(70.7)	(4,504.8)	3,252.0	(4,587.3)

Cash flows from financing activities:
Dividends paid to parent company	—	—	(36.5)	36.5	—
Net contributions from (investment in) equity affiliates	—	28.8	3,953.7	(3,982.5)	—
Net proceeds from (repayments of) intercompany notes	206.9	(562.6)	(338.3)	694.0	—
Proceeds from issuance of long-term debt	3,645.6	—	12.0	—	3,657.6
Principal payments of long-term debt	(6.2)	(13.2)	(25.9)	—	(45.3)
Net proceeds from (repayments of) short-term borrowings	359.7	—	(374.2)	—	(14.5)
Dividends paid	(417.9)	—	—	—	(417.9)
Purchases of treasury stock	(504.3)	—	—	—	(504.3)
Proceeds from shares issued under equity compensation plans	32.6	—	—	—	32.6
Payments of minimum tax withholdings on stock-based payment awards	—	(12.8)	(0.8)	—	(13.6)
Payments of debt issuance costs	(33.3)	—	—	—	(33.3)
Net cash provided by (used in) financing activities	3,283.1	(559.8)	3,190.0	(3,252.0)	2,661.3

Effect of exchange rate changes on cash and cash equivalents	—	—	(7.6)	—	(7.6)

Net increase (decrease) in cash and cash equivalents	0.8	(2.0)	41.5	—	40.3
Cash and cash equivalents, beginning of period	4.6	4.4	81.3	—	90.3
Cash and cash equivalents, end of period	$5.4	$2.4	$122.8	$—	$130.6

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	43

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2019	2018	2019	2018
(in millions)
Cost of product sold
Strategic business development costs	$(124.2)	$—	$(61.7)	$—
Net gain (loss) on undesignated commodity derivative contracts	(23.7)	(5.1)	3.1	(14.7)
Accelerated depreciation	(7.1)	(6.5)	(1.8)	(1.5)
Flow through of inventory step-up	(1.5)	(3.6)	(0.3)	(2.2)
Recovery of (loss on) inventory write-down	8.6	(2.8)	—	(1.3)
Settlements of undesignated commodity derivative contracts	7.5	(7.3)	2.3	(2.2)
Total cost of product sold	(140.4)	(25.3)	(58.4)	(21.9)

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	44

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2019	2018	2019	2018
Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(25.5)	(10.9)	(2.4)	(2.3)
Impairment of intangible assets	(11.0)	—	—	—
Transaction, integration, and other acquisition-related costs	(6.7)	(9.1)	(1.2)	(8.1)
Net gain (loss) on foreign currency derivative contracts associated with acquisition of investment	—	(32.6)	—	(25.5)
Deferred compensation	—	(16.3)	—	—
Other gains (losses) (1)	0.3	10.9	(0.8)	2.4
Total selling, general, and administrative expenses	(42.9)	(58.0)	(4.4)	(33.5)

Impairment of assets held for sale	(417.0)	—	(390.0)	—

Gain (loss) on sale of business	76.0	—	76.0	—
Comparable Adjustments, Operating income (loss)	$(524.3)	$(83.3)	$(376.8)	$(55.4)

(1)
The nine months ended November 30, 2019, includes a gain of $11.8 million in connection with the increase in our ownership interest in Nelson’s Green Brier and a loss of $11.4 million in connection with an increase in estimated fair value of a contingent liability associated with a prior period acquisition. The nine months ended November 30, 2018, includes a gain of $8.5 million in connection with the sale of certain non-core assets.

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

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2019	2018	2019	2018
(in millions)
Beer
Net sales	$4,428.4	$4,112.0	$1,310.6	$1,209.8
Segment operating income (loss)	$1,780.8	$1,601.5	$514.9	$450.9
Capital expenditures	$427.6	$507.3	$154.8	$211.0
Depreciation and amortization	$155.7	$152.0	$49.5	$51.5

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	45

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2019	2018	2019	2018
(in millions)
Wine and Spirits
Net sales:
Wine	$1,747.3	$1,933.1	$601.2	$670.3
Spirits	264.9	273.7	87.6	92.5
Net sales	$2,012.2	$2,206.8	$688.8	$762.8
Segment operating income (loss)	$501.6	$575.2	$180.4	$206.0
Income (loss) from unconsolidated investments	$34.6	$32.2	$31.6	$28.4
Equity method investments	$97.9	$97.8	$97.9	$97.8
Capital expenditures	$58.5	$91.1	$15.4	$32.3
Depreciation and amortization	$75.2	$73.4	$25.2	$24.2

Corporate Operations and Other
Segment operating income (loss)	$(148.7)	$(146.5)	$(51.3)	$(45.0)
Income (loss) from unconsolidated investments	$(1.8)	$(0.3)	$(0.5)	$0.9
Equity method investments	$81.4	$50.0	$81.4	$50.0
Capital expenditures	$52.2	$21.9	$12.9	$6.4
Depreciation and amortization	$15.2	$22.7	$4.7	$5.6

Canopy
Net sales	$196.4	NA	$58.0	NA
Segment operating income (loss)	$(541.3)	NA	$(210.8)	NA
Capital expenditures	$443.5	NA	$172.9	NA
Depreciation and amortization	$56.2	NA	$21.2	NA

Consolidation and Eliminations
Net sales	$(196.4)	$—	$(58.0)	$—
Operating income (loss)	$541.3	$—	$210.8	$—
Income (loss) from unconsolidated investments	$(180.2)	$—	$(71.1)	$—
Equity method investments	$2,879.4	$3,435.2	$2,879.4	$3,435.2
Capital expenditures	$(443.5)	$—	$(172.9)	$—
Depreciation and amortization	$(56.2)	$—	$(21.2)	$—

Comparable Adjustments
Operating income (loss)	$(524.3)	$(83.3)	$(376.8)	$(55.4)
Income (loss) from unconsolidated investments	$(2,564.4)	$886.3	$(416.5)	$(163.9)
Depreciation and amortization	$7.1	$6.5	$1.8	$1.5

Consolidated
Net sales	$6,440.6	$6,318.8	$1,999.4	$1,972.6
Operating income (loss)	$1,609.4	$1,946.9	$267.2	$556.5
Income (loss) from unconsolidated investments (1)	$(2,711.8)	$918.2	$(456.5)	$(134.6)
Equity method investments	$3,058.7	$3,583.0	$3,058.7	$3,583.0
Capital expenditures	$538.3	$620.3	$183.1	$249.7
Depreciation and amortization	$253.2	$254.6	$81.2	$82.8

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	46

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(1)	Income (loss) from unconsolidated investments consists of:
			For the Nine Months Ended		For the Three Months Ended
			November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
		(in millions)
		Unrealized net gain (loss) on securities measured at fair value	$(2,200.9)	$786.5	$(534.3)	$(163.9)
		Net gain (loss) on sale of unconsolidated investment (i)	0.4	99.8	0.5	—
		Equity in earnings (losses) of equity method investees and related activities (ii)	(511.3)	31.9	77.3	29.3
			$(2,711.8)	$918.2	$(456.5)	$(134.6)

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

	(ii)	Includes the June 2019 Warrant Modification Loss.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	47

MD&A	Table of Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended November 30, 2019 (“Third Quarter 2020”), and November 30, 2018 (“Third Quarter 2019”), and the nine months ended November 30, 2019 (“Nine Months 2020”), and November 30, 2018 (“Nine Months 2019”). In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	48

MD&A	Table of Contents

evaluation of the operating income (loss) performance of the other reportable segments. The new business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

STRATEGY

Our overall strategy is to drive industry-leading growth and shareholder value by building brands that people love when celebrating big moments or enjoying quiet ones. We position our portfolio to benefit from the consumer-led trend towards premiumization, which we believe will continue to result in faster growth rates in the higher-end of the beer, wine, and spirits categories. We focus on developing our expertise in consumer insights and category management, as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we focus on targeted acquisitions of, and investments in, businesses that are higher-margin, higher-growth, consumer-led, have a low integration risk, and/or fill a gap in our portfolio. We also strive to identify, meet, and stay ahead of evolving consumer trends and market dynamics (see “Investments, Acquisitions, and Divestitures – Canopy Investments”).

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

Our business strategy for the Beer segment focuses on leading the high-end segment of the U.S. beer market and includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands, and continued expansion, construction, and optimization activities for our Mexico beer operations. Additionally, in an effort to more fully compete in growing sectors of the high-end segment of the U.S. beer market, we have leveraged our innovation capabilities to introduce new brands that align with consumer trends. We continue to refine our options to optimize the value of our Beer segment and drive increased focus on our high-performing import portfolio and upcoming new product introductions. See “Recent Developments - Ballast Point Transaction” below.

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	49

MD&A	Table of Contents

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

Wine Brands			Wine Portfolio of Brands	Spirits Brands
● 7 Moons	● Drylands	● SIMI	● Charles Smith	● Casa Noble
● Auros	● Kim Crawford	● Spoken Barrel	● Prisoner	● High West
● Champagne Palmer & Co	● Meiomi		● Robert Mondavi	● Mi CAMPO
● Cooper & Thief	● Mount Veeder		● Schrader	● Nelson’s Green Brier
● Crafters Union	● Nobilo (1)			● SVEDKA
● Cuvée Sauvage	● Ruffino			● The Real McCoy

(1)	See “Recent Developments - New Wine and Spirits Transactions” below.
We focus our innovation and investment dollars on those brands within our portfolio which position us to benefit from the consumer-led trend towards premiumization. Additionally, in connection with the New Wine and Spirits Transactions, Other Wine and Spirits Transactions, and the Black Velvet Divestiture, we expect to optimize the value of our wine and spirits portfolio by driving increased focus on our higher-end Power Brands to accelerate growth and improve overall operating margins. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth, maintain our targeted leverage ratio, and deliver returns to shareholders through the payment of quarterly cash dividends and periodic share repurchases.

Recent Developments

New Wine and Spirits Transactions
In April 2019, we entered into a definitive agreement with E. & J. Gallo Winery (“Gallo”) to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	50

MD&A	Table of Contents

and spirits brands, wineries, vineyards, offices, and facilities, for approximately $1.7 billion, subject to certain adjustments.

In December 2019, we agreed to revise and supersede the Wine and Spirits Transaction. The revisions to the transaction address competitive concerns raised by the FTC specifically related to the sparkling wine, brandy, dessert wine, and concentrate categories. As a result, the brands Cook’s California Champagne, J. Roget American Champagne, Paul Masson Grande Amber Brandy, and our concentrate business will be excluded from the transaction with Gallo resulting in an adjusted transaction price of approximately $843 million, with the potential to earn an incremental $250 million of contingent consideration if certain brand performance provisions are met over a two-year period after closing. The Revised Wine and Spirits Transaction is expected to close by the end of Fiscal 2020, and is subject to required regulatory clearances and governmental review and approval. Additionally, in a separate, but related, transaction we agreed that upon execution and delivery of a definitive agreement for the Revised Wine and Spirits Transaction, we would enter into an agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets for $130 million to Gallo. The Nobilo Wine Transaction is expected to close in the first half of fiscal 2021 and is subject to FTC and New Zealand regulatory review and approval. Completion of the Nobilo Transaction is also conditioned on completion of the Revised Wine and Spirits Transaction. We expect to use the net cash proceeds from the New Wine and Spirits Transactions primarily to reduce outstanding borrowings. The New Wine and Spirits Transactions are consistent with our strategic focus on higher-margin, higher-growth brands.

Selected financial information included in our results of operations for the portion of the business that we expect will no longer be part of our consolidated results after the closing of the New Wine and Spirits Transactions is as follows:

	Net Sales	Gross Profit	Marketing
(in millions)
Third Quarter 2020
Wine and Spirits segment results	$164	$59	$5

Nine Months 2020
Wine and Spirits segment results	$614	$237	$13

Other Wine and Spirits Transactions
We are pursuing other opportunities to divest the brands and concentrate business excluded from the Revised Wine and Spirits Transaction to companies whose business strategies better align to the brands. We do not expect to recognize a loss in connection with the Other Wine and Spirits Transactions.

For additional information regarding the New Wine and Spirits Transactions and the Other Wine and Spirits Transactions, refer to Note 4 of the Financial Statements.

In connection with the New Wine and Spirits Transactions and the Other Wine and Spirits Transactions, we have wine and spirits net assets of $1,177.2 million that have met the held for sale criteria as of November 30, 2019.

Ballast Point Transaction
In December 2019, we entered into a definitive agreement to sell our Ballast Point craft beer business, including a number of its associated production facilities and brewpubs. The Ballast Point Transaction is subject to the satisfaction of certain closing conditions, and is expected to close by the end of Fiscal 2020. We expect to use the net cash proceeds from this transaction primarily to reduce outstanding borrowings. The Ballast Point Transaction is consistent with our strategic focus on our high-performing import portfolio and upcoming new product introductions. For additional information regarding the Ballast Point Transaction, refer to Note 4 of the Financial Statements.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	51

MD&A	Table of Contents

Primarily in connection with the Ballast Point Transaction, we have beer net assets of $42.1 million that have met the held for sale criteria as of November 30, 2019.

Investments, Acquisitions, and Divestitures

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

We recognized an unrealized net gain (loss) from the changes in fair value of these investments accounted for at fair value in income (loss) from unconsolidated investments as follows:

Date of Investment	Investment	Third Quarter 2020	Third Quarter 2019	Nine Months 2020	Nine Months 2019
(in millions)
Nov 2017	Common shares (1)	$—	$(168.5)	$—	$292.5
Nov 2017	Warrants	(91.9)	(212.4)	(542.7)	223.5
June 2018	Convertible debt securities	(15.6)	(40.6)	(97.0)	12.9
Nov 2018	Warrants (3)	(426.8)	257.6	(1,561.2)	257.6
		$(534.3)	$(163.9)	$(2,200.9)	$786.5

(1)	Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018 (see Note 9 of the Financial Statements).

(2)
Includes $17.2 million of direct acquisition costs capitalized under the equity method cost accumulation model. Excludes $7.3 million of direct acquisition costs associated with the investment in warrants which are expensed as incurred in selling, general, and administrative expenses.

(3)
In June 2019, the Canopy Shareholders approved the modification of the terms of the November 2018 Canopy Warrants. For additional information refer to Note 9 of the Financial Statements. Nine Months 2020 includes a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.

We expect the value of the Canopy investments accounted for at fair value to be volatile in future periods. We evaluated the Canopy investments as of November 30, 2019, and determined that there was not an other-than-temporary-impairment. Additionally, since November 1, 2018, we recognize equity in earnings (losses) and related activities for our Canopy Equity Method Investment on a two-month lag. Accordingly, we recognized our share of Canopy’s second quarter fiscal 2020 earnings (losses) and related activities for the period July through September 2019, in our Third Quarter 2020 results. We

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	52

MD&A	Table of Contents

recognized our share of Canopy’s fourth quarter fiscal 2019, first quarter fiscal 2020, and second quarter fiscal 2020 earnings (losses) and related activities from January through September 2019, in our Nine Months 2020 results. We expect Canopy’s earnings to be volatile in future periods.

As of November 30, 2019, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our November 2017 Canopy Warrants, New November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Call Option, would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If we exercised all of our outstanding November 2017 Canopy Warrants and New November 2018 Canopy Warrants, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would be expected to increase to greater than 50 percent. In connection with the Acreage Transaction, Canopy has the Acreage Call Option, which would require the issuance of Canopy shares. If Canopy exercised the Acreage Call Option it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would decrease and no longer be expected to be greater than 50 percent.

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

Wine and Spirits Segment
Black Velvet Divestiture
On November 1, 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory at a transaction value of $266.3 million. Accordingly, our consolidated results of operations include the results of operations of our Canadian whisky business through the date of divestiture. We received cash proceeds of $269.7 million. This divestiture is consistent with our strategic focus on higher-margin, higher-growth brands. We recognized a net gain of $76.0 million on the sale of the business in Third Quarter 2020.

Nelson’s Green Brier Acquisition
In May 2019, we increased our ownership interest in Nelson’s Green Brier to 75%, resulting in consolidation of the business and recognition of a 25% noncontrolling interest. This acquisition included a portfolio of award-winning, Tennessee-based craft bourbon and whiskey products. The preliminary fair value of the business combination was allocated primarily to goodwill, trademarks, inventory, and property, plant, and equipment. The results of operations of Nelson’s Green Brier are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

For additional information on these recent developments, investments, acquisitions, and divestitures refer to Notes 4, 6, 7, 9, and 19 of the Financial Statements.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	53

MD&A	Table of Contents

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

References to organic throughout the following discussion exclude the impact of divested brand activity in connection with the Black Velvet Divestiture (wine and spirits), as appropriate.

For Third Quarter 2020 compared with Third Quarter 2019:

•
Our results of operations were negatively impacted by an unrealized net loss from the changes in fair value of our investments in Canopy and an impairment of long-lived assets held for sale primarily in connection with the New Wine and Spirits Transactions, partially offset by the continued improvements within the Beer segment and a net gain related to the Black Velvet Divestiture.

•
Net sales increased 1% due to an increase in Beer net sales driven predominantly by volume growth and a favorable impact from pricing within our Mexican beer portfolio, partially offset by a decrease in Wine and Spirits net sales led by branded volume decline largely from brands to be divested.

•
Operating income (loss) decreased 52% largely due to an impairment of long-lived assets held for sale primarily in connection with the New Wine and Spirits Transactions, partially offset by a net gain related to the Black Velvet Divestiture and the net sales volume growth and favorable impact from pricing within our Mexican beer portfolio.

•
Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI increased largely from a net income tax benefit recognized as a result of tax reform enacted in Switzerland.

For Nine Months 2020 compared with Nine Months 2019:

•
Our results of operations were negatively impacted by (i) an unrealized net loss from the changes in fair value of our investments in Canopy, (ii) equity in losses from Canopy’s results of operations and related activities, and (iii) an impairment of long-lived assets held for sale primarily in connection with the New Wine and Spirits Transactions, partially offset by (i) an unrealized gain resulting from the June 2019 modification of the terms of the November 2018 Canopy Warrants and (ii) the continued improvements within the Beer segment.

•
Net sales increased 2% primarily due to an increase in Beer net sales driven predominantly by volume growth and a favorable impact from pricing within our Mexican beer portfolio, partially offset by a decrease in Wine and Spirits net sales led by branded volume decline largely from brands to be divested.

•
Operating income (loss) decreased 17% largely due to an impairment of long-lived assets held for sale primarily in connection with the New Wine and Spirits Transactions and restructuring and other strategic business development costs incurred in connection with ongoing efforts to gain efficiencies and reduce our cost structure primarily within the Wine and Spirits segment, partially offset by the net sales volume growth and favorable impact from pricing within our Mexican beer portfolio and a net gain related to the Black Velvet Divestiture.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	54

MD&A	Table of Contents

•
Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI decreased significantly primarily due to an unrealized net loss on our investments in Canopy for Nine Months 2020, as compared with an unrealized net gain from the changes in fair value on our investments for Nine Months 2019, partially offset by a net income tax benefit recognized as a result of tax reform enacted in Switzerland.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Third Quarter 2020	Third Quarter 2019	Nine Months 2020	Nine Months 2019
(in millions)
Cost of product sold
Strategic business development costs	$(61.7)	$—	$(124.2)	$—
Accelerated depreciation	(1.8)	(1.5)	(7.1)	(6.5)
Flow through of inventory step-up	(0.3)	(2.2)	(1.5)	(3.6)
Net gain (loss) on undesignated commodity derivative contracts	3.1	(14.7)	(23.7)	(5.1)
Settlements of undesignated commodity derivative contracts	2.3	(2.2)	7.5	(7.3)
Recovery of (loss on) inventory write-down	—	(1.3)	8.6	(2.8)
Total cost of product sold	(58.4)	(21.9)	(140.4)	(25.3)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(2.4)	(2.3)	(25.5)	(10.9)
Transaction, integration, and other acquisition-related costs	(1.2)	(8.1)	(6.7)	(9.1)
Impairment of intangible assets	—	—	(11.0)	—
Net gain (loss) on foreign currency derivative contracts associated with acquisition of investment	—	(25.5)	—	(32.6)
Deferred compensation	—	—	—	(16.3)
Other gains (losses)	(0.8)	2.4	0.3	10.9
Total selling, general, and administrative expenses	(4.4)	(33.5)	(42.9)	(58.0)

Impairment of assets held for sale	(390.0)	—	(417.0)	—

Gain (loss) on sale of business	76.0	—	76.0	—
Comparable Adjustments, Operating income (loss)	$(376.8)	$(55.4)	$(524.3)	$(83.3)

Income (loss) from unconsolidated investments	$(416.5)	$(163.9)	$(2,564.4)	$886.3

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	55

MD&A	Table of Contents

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

Recovery of (Loss on) Inventory Write-Down
Reimbursement from our insurance carriers for losses recognized on the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires (Nine Months 2020).

Selling, General, and Administrative Expenses
Restructuring and Other Strategic Business Development Costs
We recognized costs primarily in connection with (i) costs from our ongoing efforts to gain efficiencies and reduce our cost structure in connection with a program intended to optimize the Wine and Spirits segment (Third Quarter 2020, Nine Months 2020) and (ii) costs recognized in connection with the development of a program specifically intended to identify opportunities for further streamlining of processes and improving capabilities, linking strategy with execution, prioritizing resources, and enabling a new enterprise resource planning system.

Transaction, Integration, and Other Acquisition-Related Costs
We recognized transaction, integration, and other acquisition-related costs in connection with our acquisitions, divestitures, and investments.

Impairment of Intangible Assets
We recognized a trademark impairment loss related to our Beer segment’s Ballast Point craft beer trademark asset. For additional information, refer to Note 6 of the Financial Statements.

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

Other Gains (Losses)
We recognized other gains (losses) primarily in connection with (i) a gain on the remeasurement of our previously held equity interest in Nelson’s Green Brier to the acquisition-date fair value (Nine Months 2020), (ii) an increase in estimated fair value of a contingent liability associated with a prior period acquisition (Nine Months 2020), and (iii) a gain primarily in connection with the sale of certain non-core assets (Nine Months 2019).

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	56

MD&A	Table of Contents

Impairment of Assets Held for Sale
We recognized an impairment of long-lived assets held for sale in connection with the New Wine and Spirits Transactions and the Ballast Point Transaction.

Gain (Loss) on Sale of Business
We recognized a net gain on sale of the Black Velvet Canadian Whisky business.

Income (Loss) From Unconsolidated Investments
We recognized an unrealized gain (loss) primarily from (i) the changes in fair value of our securities measured at fair value, (ii) the increase in fair value resulting from the June 2019 modification of the terms of the November 2018 Canopy Warrants (Nine Months 2020), (iii) equity in earnings (losses) from Canopy’s results of operations and related activities (Third Quarter 2020, Nine Months 2020), and (iv) a net gain in connection with the sale of our Accolade Wine Investment (Nine Months 2019). For additional information, refer to Notes 6, 9, and 19 of the Financial Statements.

THIRD QUARTER 2020 COMPARED TO THIRD QUARTER 2019

Net Sales

	Third Quarter 2020	Third Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$1,310.6	$1,209.8	$100.8	8%
Wine and Spirits:
Wine	601.2	670.3	(69.1)	(10%)
Spirits	87.6	92.5	(4.9)	(5%)
Total Wine and Spirits	688.8	762.8	(74.0)	(10%)
Canopy	58.0	NA	58.0	NM
Consolidation and Eliminations	(58.0)	—	(58.0)	NM
Consolidated net sales	$1,999.4	$1,972.6	$26.8	1%

NM = Not Meaningful

Beer Segment	Third Quarter 2020	Third Quarter 2019	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,310.6	$1,209.8	$100.8	8%

Shipment volume	72.6	68.0		6.8%

Depletion volume (1)				7.3%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to $85.4 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, increased marketing spend, and new product introductions, and a $26.0 million favorable impact from pricing in select markets within our Mexican beer portfolio. We expect the remainder of the shipment timing benefit that occurred at the end of Fiscal 2019 to reverse during the fourth quarter of fiscal 2020.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	57

MD&A	Table of Contents

Wine and Spirits Segment	Third Quarter 2020	Third Quarter 2019	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$688.8	$762.8	$(74.0)	(10%)

Shipment volume
Total	12.8	14.8		(13.5%)
Organic (2)	12.8	14.5		(11.7%)

U.S. Domestic	11.6	13.8		(15.9%)
Organic U.S. Domestic (2)	11.6	13.5		(14.1%)

U.S. Domestic Power Brands	5.9	5.9		—%

Depletion volume (1)
U.S. Domestic (2)				(5.8%)
U.S. Domestic Power Brands				3.3%

(2)	Includes an adjustment to remove volume associated with the Black Velvet Divestiture for the period November 1, 2018, through November 30, 2018.

The decrease in Wine and Spirits net sales is primarily due to a $83.9 million decline in branded wine and spirits volume and $8.5 million from the Black Velvet Divestiture, partially offset by a $24.3 million increase from favorable product mix shift. The Wine and Spirits Third Quarter 2020 results have been negatively impacted by transition activities with distributors who are repositioning for ownership of brands upon closing the New Wine and Spirits Transactions and the Black Velvet Divestiture.

Canopy Segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included and subsequently eliminated in order to reconcile to our consolidated financial statements. See “Income (Loss) from Unconsolidated Investments” below for a discussion of Canopy’s net sales, gross profit (loss), selling, general, and administrative expenses, and operating income (loss).

Gross Profit

	Third Quarter 2020	Third Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$735.3	$651.0	$84.3	13%
Wine and Spirits	310.6	340.9	(30.3)	(9%)
Canopy	(7.3)	NA	(7.3)	NM
Consolidation and Eliminations	7.3	—	7.3	NM
Comparable Adjustments	(58.4)	(21.9)	(36.5)	167%
Consolidated gross profit	$987.5	$970.0	$17.5	2%

The increase in Beer is primarily due to $46.9 million of volume growth, $26.0 million favorable impact from pricing, and $16.2 million of lower cost of product sold for our Mexican beer business. The lower cost of product sold is primarily due to $8.1 million of foreign currency transactional benefits and

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	58

MD&A	Table of Contents

$4.3 million of decreased operational costs. The lower operational costs are attributable to an immaterial contractor cost reimbursement, brewery sourcing benefits, and lower depreciation.

The decrease in Wine and Spirits is largely due to $36.2 million of decline in branded wine and spirits volume, $13.1 million higher cost of product sold, and a decrease in gross profit due to the Black Velvet Divestiture of $4.1 million, partially offset by $27.8 million of favorable product mix shift. The higher cost of product sold is largely attributable to higher grape raw material and processing costs.

Gross profit as a percent of net sales increased slightly to 49.4% for Third Quarter 2020 compared with 49.2% for Third Quarter 2019. This was largely due to (i) the lower cost of product sold within the Beer segment, which resulted in approximately 85 basis points of rate growth, (ii) favorable impact from Wine and Spirits product mix shift, which resulted in approximately 85 basis points of rate growth, (iii) favorable impact from Beer pricing in select markets, which contributed 70 basis points of rate growth, (iv) approximately 30 basis points of rate growth from volume within the Wine and Spirits segment as the decline in Wine and Spirits net sales exceeded the decline in Wine and Spirits gross profit, and (v) favorable volume growth within the Beer segment, which resulted in approximately 25 basis points of rate growth. The rate growth was largely offset by (i) an unfavorable change of approximately 195 basis points in Comparable Adjustments and (ii) higher cost of product sold within the Wine and Spirits segment, which resulted in 70 basis points of rate decline.

Selling, General, and Administrative Expenses

	Third Quarter 2020	Third Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$220.4	$200.1	$20.3	10%
Wine and Spirits	130.2	134.9	(4.7)	(3%)
Corporate Operations and Other	51.3	45.0	6.3	14%
Canopy	203.5	NA	203.5	NM
Consolidation and Eliminations	(203.5)	—	(203.5)	NM
Comparable Adjustments	4.4	33.5	(29.1)	NM
Consolidated selling, general, and administrative expenses	$406.3	$413.5	$(7.2)	(2%)

The increase in Beer is primarily due to an increase of $15.0 million in marketing spend. The increase in marketing spend is due largely to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions.

The decrease in Wine and Spirits is primarily due to a decrease of $3.3 million in general and administrative expenses. The decrease in general and administrative expenses is largely driven by certain cost saving initiatives including decreased compensation and benefits.

The increase in Corporate Operations and Other is largely due to an increase of approximately $7 million in compensation and benefits.

Selling, general, and administrative expenses as a percent of net sales decreased to 20.3% for Third Quarter 2020 as compared with 21.0% for Third Quarter 2019. The decrease is driven largely by a favorable change of approximately 165 basis points in Comparable Adjustments, partially offset by (i) an unfavorable change of approximately 55 basis points of rate growth as the decline in Wine and Spirits net sales exceeded the decline in Wine and Spirits selling, general, and administrative expenses and (ii) an increase in Corporate Operations and Other general and administrative expenses, which resulted in approximately 35 basis points of rate growth.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	59

MD&A	Table of Contents

Operating Income (Loss)

	Third Quarter 2020	Third Quarter 2019	Dollar Change	Percent Change
(in millions)
Beer	$514.9	$450.9	$64.0	14%
Wine and Spirits	180.4	206.0	(25.6)	(12%)
Corporate Operations and Other	(51.3)	(45.0)	(6.3)	(14%)
Canopy	(210.8)	NA	(210.8)	NM
Consolidation and Eliminations	210.8	—	210.8	NM
Comparable Adjustments	(376.8)	(55.4)	(321.4)	NM
Consolidated operating income (loss)	$267.2	$556.5	$(289.3)	(52%)

The increase in Beer is primarily attributable to the strong net sales growth and favorable pricing impact, partially offset by the planned increase in marketing spend. The decrease in Wine and Spirits was driven by the decline in branded wine and spirits volume and unfavorable cost of product sold, partially offset by favorable product mix shift. As previously discussed, the Corporate Operations and Other increase in operating loss is due largely to the increase in compensation and benefit costs.

Income (Loss) From Unconsolidated Investments
General
Loss from unconsolidated investments increased to $456.5 million for Third Quarter 2020 from $134.6 million for Third Quarter 2019, an increase of $321.9 million. This increase is driven largely by an unrealized net loss from the changes in fair value of our securities measured at fair value of $534.3 for Third Quarter 2020, as compared to $163.9 million for Third Quarter 2019. The Third Quarter 2020 increase in loss from unconsolidated investments was partially offset by $46.2 million of equity in earnings from Canopy’s results of operations, and related activities in Third Quarter 2020.

Canopy Segment
Canopy’s Third Quarter 2020 net sales; gross profit (loss); selling, general, and administrative expenses; and operating income (loss) are not comparable against Third Quarter 2019 due to the timing of the November 2018 Canopy Investment, recognizing equity in earnings (losses) and related activities on a two-month lag, and Canopy becoming a segment on March 1, 2019.

Interest Expense
Interest expense increased to $103.1 million for Third Quarter 2020 from $72.8 million for Third Quarter 2019. This increase of $30.3 million or 42% is predominantly due to higher average borrowings of approximately $1.5 billion primarily attributable to the November 2018 Canopy Transaction.

(Provision For) Benefit From Income Taxes
Our effective tax rate for Third Quarter 2020 was 225.3% of tax benefit as compared with 10.2% of tax expense for Third Quarter 2019. The change in effective tax rate was driven primarily by the recognition of a $547.4 million net income tax benefit resulting from the remeasurement of our deferred tax assets for Third Quarter 2020 in connection with the September 2019 enactment of tax reform in Switzerland. The Third Quarter 2020 effective tax rate also benefited from a higher effective rate of tax benefit from our foreign businesses including the tax benefits recorded on the net unrealized loss from the changes in fair value of our investments in Canopy and the tax benefits recorded on the Canopy equity in earnings and related activities.

For additional information, refer to Note 12 of the Financial Statements.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	60

MD&A	Table of Contents

Net Income (Loss) Attributable to CBI
Net income (loss) attributable to CBI increased to $360.4 million for Third Quarter 2020 from $303.1 million for Third Quarter 2019. This increase of $57.3 million is largely attributable to the net income tax benefit discussed above and by solid operating performance from Beer contributing an additional $64.0 million of operating income, partially offset by the decrease in income (loss) from unconsolidated investments, an impairment of long-lived assets held for sale, as well as the decline in operating performance from Wine and Spirits.

NINE MONTHS 2020 COMPARED TO NINE MONTHS 2019

Net Sales

	Nine Months 2020	Nine Months 2019	Dollar Change	Percent Change
(in millions)
Beer	$4,428.4	$4,112.0	$316.4	8%
Wine and Spirits:
Wine	1,747.3	1,933.1	(185.8)	(10%)
Spirits	264.9	273.7	(8.8)	(3%)
Total Wine and Spirits	2,012.2	2,206.8	(194.6)	(9%)
Canopy	196.4	NA	196.4	NM
Consolidation and Eliminations	(196.4)	—	(196.4)	NM
Consolidated net sales	$6,440.6	$6,318.8	$121.8	2%

Beer Segment	Nine Months 2020	Nine Months 2019	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,428.4	$4,112.0	$316.4	8%

Shipment volume	246.6	233.2		5.7%

Depletion volume (1)				6.6%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to $250.8 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, increased marketing spend, and new product introductions; and a $97.0 million favorable impact from pricing in select markets within our Mexican beer portfolio. The increase was partially offset by a decline of $19.0 million in craft beer net sales. The shipment volume timing benefit that occurred at the end of Fiscal 2019 only partially reversed for Nine Months 2020, as shipment volumes were accelerated for First Quarter 2020 in advance of proposed tariffs on imports into the United States from Mexico. We expect the rest of the shipment timing benefit to reverse during the fourth quarter of fiscal 2020.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	61

MD&A	Table of Contents

Wine and Spirits Segment	Nine Months 2020	Nine Months 2019	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,012.2	$2,206.8	$(194.6)	(9%)

Shipment volume
Total	39.6	44.3		(10.6%)
Organic (2)	39.6	44.0		(10.0%)

U.S. Domestic	36.4	41.1		(11.4%)
Organic U.S. Domestic (2)	36.4	40.8		(10.8%)

U.S. Domestic Power Brands	16.7	17.5		(4.6%)

Depletion volume (1)
U.S. Domestic (2)				(7.0%)
U.S. Domestic Power Brands				1.0%

(2)	Includes an adjustment to remove volume associated with the Black Velvet Divestiture for the period November 1, 2018, through November 30, 2018.

The decrease in Wine and Spirits net sales is primarily due to (i) $205.9 million decline in branded wine and spirits volume and (ii) $8.5 million decrease in net sales from the Black Velvet Divestiture, partially offset by (i) $11.8 million favorable impact from pricing, and (ii) $7.4 million of favorable product mix shift. The Wine and Spirits Nine Months 2020 results have been negatively impacted by transition activities with distributors who are repositioning for ownership of brands upon closing the New Wine and Spirits Transactions and the Black Velvet Divestiture.

Gross Profit

	Nine Months 2020	Nine Months 2019	Dollar Change	Percent Change
(in millions)
Beer	$2,468.1	$2,243.8	$224.3	10%
Wine and Spirits	874.4	968.3	(93.9)	(10%)
Canopy	13.8	NA	13.8	NM
Consolidation and Eliminations	(13.8)	—	(13.8)	NM
Comparable Adjustments	(140.4)	(25.3)	(115.1)	NM
Consolidated gross profit	$3,202.1	$3,186.8	$15.3	—%

The increase in Beer is primarily due to $139.1 million of volume growth, $97.0 million of favorable impact from pricing, and $6.3 million of lower cost of product sold for our Mexican beer business, partially offset by a decline of $11.8 million in our craft beer portfolio. The lower cost of product sold is largely due to foreign currency transactional benefits of $18.6 million, partially offset by increased transportation costs of $7.6 million and operational costs of $4.7 million.

The decrease in Wine and Spirits is largely due to $90.7 million of decline in branded wine and spirits volume and $25.9 million higher cost of product sold, partially offset by $17.5 million of favorable product mix shift. The higher cost of product sold is largely attributable to increased transportation costs as well as higher grape raw material and processing costs.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	62

MD&A	Table of Contents

Gross profit as a percent of net sales decreased to 49.7% for Nine Months 2020 compared with 50.4% for Nine Months 2019. This was largely due to an unfavorable change of approximately 175 basis points in Comparable Adjustments and higher cost of product sold within the Wine and Spirits segment, which resulted in approximately 40 basis points of rate decline, partially offset by rate growth from (i) the favorable impact from Beer pricing in select markets, which contributed approximately 75 basis points, (ii) favorable impact from Wine and Spirits product mix shift, which resulted in approximately 20 basis points, (iii) favorable volume growth from Beer which resulted in approximately 20 basis points, and (iv) approximately 20 basis points from volume within the Wine and Spirits segment as the decline in Wine and Spirits net sales exceeded the decline in Wine and Spirits gross profit.

Selling, General, and Administrative Expenses

	Nine Months 2020	Nine Months 2019	Dollar Change	Percent Change
(in millions)
Beer	$687.3	$642.3	$45.0	7%
Wine and Spirits	372.8	393.1	(20.3)	(5%)
Corporate Operations and Other	148.7	146.5	2.2	2%
Canopy	555.1	NA	555.1	NM
Consolidation and Eliminations	(555.1)	—	(555.1)	NM
Comparable Adjustments	42.9	58.0	(15.1)	NM
Consolidated selling, general, and administrative expenses	$1,251.7	$1,239.9	$11.8	1%

The increase in Beer is primarily due to an increase of $42.6 million in marketing spend. The increase in marketing spend is due to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions. The decrease in Wine and Spirits is largely due to a decrease of $17.5 million in general and administrative expenses. The decrease in general and administrative expenses is driven by certain cost saving initiatives including decreased compensation and benefits. The increase in Corporate Operations and Other is due to an increase of approximately $8 million in compensation and benefits partially offset by a decrease of approximately $6 million in consulting costs as compared with Nine Months 2019.

Selling, general, and administrative expenses as a percent of net sales decreased to 19.4% for Nine Months 2020 as compared with 19.6% for Nine Months 2019. The decrease is driven largely by (i) a favorable change of approximately 35 basis points in Comparable Adjustments and (ii) by Beer with approximately 35 basis points of rate decline as the growth in Beer net sales exceeded the growth in Beer selling, general, and administrative expenses. The rate declines were offset by Wine and Spirits with approximately 40 basis points of rate increase as the decline in Wine and Spirits net sales exceeded the decline in selling, general, and administrative expenses.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	63

MD&A	Table of Contents

Operating Income (Loss)

	Nine Months 2020	Nine Months 2019	Dollar Change	Percent Change
(in millions)
Beer	$1,780.8	$1,601.5	$179.3	11%
Wine and Spirits	501.6	575.2	(73.6)	(13%)
Corporate Operations and Other	(148.7)	(146.5)	(2.2)	(2%)
Canopy	(541.3)	NA	(541.3)	NM
Consolidation and Eliminations	541.3	—	541.3	NM
Comparable Adjustments	(524.3)	(83.3)	(441.0)	NM
Consolidated operating income (loss)	$1,609.4	$1,946.9	$(337.5)	(17%)

The increase in Beer is primarily attributable to the strong volume growth and favorable pricing impact, partially offset by the planned increase in marketing spend combined with the decline in craft beer. The decrease in Wine and Spirits was driven largely by the decline in branded wine and spirits volume and higher cost of product sold, partially offset by the favorable impact of product mix shift, lower general and administrative expenses, and the favorable impact from pricing. As previously discussed, Corporate Operations and Other increase in operating loss is due largely to increased compensation and benefits, partially offset by lower consulting costs.
Income (Loss) From Unconsolidated Investments
General
Income (loss) from unconsolidated investments decreased to $(2,711.8) million for Nine Months 2020 from $918.2 million for Nine Months 2019, a decrease of $3,630.0 million. This decrease is driven largely by an unrealized net loss of $2,200.9 million for Nine Months 2020, which consists of an unrealized net loss from the changes in fair value of our securities measured at fair value of $3,376.9 million, partially offset by an unrealized gain of $1,176.0 million from the June 2019 modification of the terms of the November 2018 Canopy Warrants, as compared with an unrealized net gain of $786.5 million recognized for Nine Months 2019. Nine Months 2020 was also negatively impacted by $544.2 million of equity in losses from Canopy’s results of operations, and related activities, while Nine Months 2019 benefited from a net gain in connection with the sale of our Accolade Wine Investment of $99.8 million.

Canopy Segment
Canopy’s Nine Months 2020 net sales; gross profit (loss); selling, general, and administrative expenses; and operating income (loss) are not comparable against Nine Months 2019 due the timing of the November 2018 Canopy Investment, recognizing equity in earnings (losses) and related activities on a two-month lag, and Canopy becoming a segment on March 1, 2019.

Interest Expense
Interest expense increased to $329.3 million for Nine Months 2020 from $248.6 million for Nine Months 2019, an increase of $80.7 million, or 32%. This increase is predominantly due to higher average borrowings of approximately $2.7 billion primarily attributable to the November 2018 Canopy Transaction.

(Provision For) Benefit From Income Taxes
Our effective tax rate for Nine Months 2020 was 73.0% of tax benefit as compared with 15.5% of tax expense for Nine Months 2019. The change in effective tax rate was driven primarily by the recognition of a $547.4 million net income tax benefit resulting from the remeasurement of our deferred tax assets for Nine Months 2020 in connection with the September 2019 enactment of tax reform in Switzerland. The Nine Months 2020 rate also benefited from a higher effective rate of tax benefit from our foreign businesses including the tax benefits recorded on the net unrealized loss from the changes in fair value

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	64

MD&A	Table of Contents

of our investments in Canopy and the tax benefits recorded on the Canopy equity in losses and related activities.

For additional information, refer to Note 12 of the Financial Statements.

We expect our reported effective tax rate for Fiscal 2020 to be in the range of 97% to 99% due to the remeasurement of our deferred tax assets as a result of tax reform in Switzerland and net unrealized losses and related tax benefits from our Canopy investments for the Nine Months 2020. This includes an estimated impact for (i) benefits related to the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled and (ii) lower effective tax rates applicable to our foreign businesses. Since estimates are not currently available, this range does not reflect (i) any future changes in the fair value of our Canopy investments measured at fair value and any future equity in earnings (losses) and related activities from the Canopy Equity Method Investment and (ii) any additional gain (loss) recognized in connection with the New Wine and Spirits Transactions, the Other Wine and Spirits Transaction, and the Ballast Point Transaction.

Net Income (Loss) Attributable to CBI
Net income (loss) attributable to CBI decreased to $(410.2) million for Nine Months 2020 from $2,196.4 million for Nine Months 2019. This decrease of $2,606.6 million is largely attributable to the significant decrease in income (loss) from unconsolidated investments discussed above, an impairment of long-lived assets held for sale as well as the decline in operating performance from Wine and Spirits. These decreases were partially offset by solid operating performance from Beer contributing an additional $179.3 million of operating income.

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

We have plans to sell a portion of our U.S. wine and spirits business as well as a portion of our craft beer business. We expect to use the net cash proceeds from closing these transactions primarily to reduce outstanding borrowings.

The November 2017 Canopy Warrants with an exercise price of C$12.98 per warrant share will expire on May 1, 2020. We will evaluate exercise of the warrants immediately prior to expiration. If a

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	65

MD&A	Table of Contents

decision is made to exercise the November 2017 Canopy Warrants, we expect to fund the C$245 million transaction with commercial paper borrowings and cash from operations.

Cash Flows

	Nine Months 2020	Nine Months 2019	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,076.3	$1,973.9	$102.4
Investing activities	(335.9)	(4,587.3)	4,251.4
Financing activities	(1,740.2)	2,661.3	(4,401.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(7.6)	7.5
Net increase (decrease) in cash and cash equivalents	$0.1	$40.3	$(40.2)

Operating Activities
The increase in net cash provided by operating activities for Nine Months 2020 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid operating results, combined with the timing of collections for recoverable value-added taxes. Net cash provided by operating activities also benefited from lower income tax payments largely due to a change in estimated taxable income, timing of payments, and the receipt of a higher federal tax refund for Nine Months 2020 as compared with Nine Months 2019. The increase in net cash provided by operating activities was partially offset by higher cash outflows from accounts payable primarily attributable to the timing of payments for both the Wine and Spirits and Beer segments.

Investing Activities
Net cash used in investing activities for Nine Months 2020 decreased primarily due to the $3,869.9 million November 2018 Canopy Transaction, proceeds of $269.7 million from the November 2019 Black Velvet Divestiture, and lower Nine Months 2020 capital expenditures of $82.0 million. The decrease in net cash used in investing activities was partially offset by proceeds received in Nine Months 2019 of $110.2 million from the May 2018 sale of our Accolade Wine Investment.

Financing Activities
The increase in net cash provided by (used in) financing activities consists of:

	Nine Months 2020	Nine Months 2019	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(1,287.9)	$3,564.5	$(4,852.4)
Dividends paid	(427.0)	(417.9)	(9.1)
Purchases of treasury stock	(50.0)	(504.3)	454.3
Net cash provided by stock-based compensation activities	24.7	19.0	5.7
Net cash provided by (used in) financing activities	$(1,740.2)	$2,661.3	$(4,401.5)

Debt

Total debt outstanding as of November 30, 2019, amounted to $12,356.0 million, a decrease of $1,260.5 million from February 28, 2019. This decrease was primarily due to (i) the maturity of the $600.0 million 2.00% November 2017 Senior Notes, (ii) the $520.0 million partial repayment of the Five-Year Term Facility under our Term Credit Agreement, (iii) a reduction in commercial paper outstanding of

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	66

MD&A	Table of Contents

$451.0 million, and (iv) the early redemption of the $400.0 million 3.875% November 2014 Senior Notes, partially offset by the issuance of the $800.0 million July 2019 Senior Notes.

2019 Term Credit Agreement
In June 2019, we entered into the 2019 Term Credit Agreement, which resulted in the creation of a $491.3 million five-year term loan facility. We utilized the proceeds from borrowings under the 2019 Term Credit Agreement to repay in full the U.S. Term A-1 Facility under the 2018 Credit Agreement.

Senior Notes
In July 2019, we issued the July 2019 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $793.0 million were used for the repayment of our 3.875% November 2014 Senior Notes and a portion of the outstanding obligations under the Five-Year Term Facility under our Term Credit Agreement.

General
The majority of our outstanding borrowings as of November 30, 2019, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2020 to calendar 2048, and variable-rate senior unsecured term loan facilities under our Term Credit Agreement and 2019 Term Credit Agreement, with maturities ranging from calendar 2021 to calendar 2024.

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

We had the following borrowing capacity available under our 2018 Credit Agreement:

	Remaining Borrowing Capacity
	November 30, 2019	December 31, 2019
(in millions)
Revolving Credit Facility (1)	$1,706.2	$1,788.2

(1)	Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2018 Credit Agreement and outstanding borrowings under our commercial paper program.

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	67

MD&A	Table of Contents

November 30, 2019, under our 2018 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 5.0x.

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

As of November 30, 2019, we were in compliance with our covenants under our 2018 Credit Agreement, our Term Credit Agreement, our 2019 Term Credit Agreement and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2019 Annual Report and Note 11 of the Financial Statements.

Common Stock Dividends

On January 7, 2020, our Board of Directors declared a quarterly cash dividend of $0.75 per share of Class A Common Stock, $0.68 per share of Class B Convertible Common Stock, and $0.68 per share of Class 1 Common Stock payable on February 25, 2020, to stockholders of record of each class on February 11, 2020.

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

Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. Shares repurchased under this authorization have become treasury shares. No shares were repurchased during Third Quarter 2020.

As of November 30, 2019, total shares repurchased under this authorization are as follows:

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	68

MD&A	Table of Contents

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
The fair values of our financial instruments that require the application of significant judgment by management are as follows:
Canopy investments
Equity securities, Warrants - estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement) and Monte Carlo simulations (Level 2 fair value measurement). These valuation models use various market-based inputs, including stock price, expected life, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. Management applies significant judgment in its determination of expected volatility. We consider both historical and implied volatility levels of the underlying equity security and apply limited consideration of historical peer group volatility levels.

Debt securities, Convertible - estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on the implied spread as of the issuance date of the notes. This valuation model uses various market-based inputs, including stock

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	69

MD&A	Table of Contents

price, remaining term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable.

Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific information and management’s assumptions.
For further discussion on fair value of our financial instruments, refer to Note 6 in the Notes to the Financial Statements.

ACCOUNTING GUIDANCE

Refer to Notes 2 and 14 of the Financial Statements for information on recently adopted accounting guidance.

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

◦	information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes, and other governmental rules and regulations;

◦	information concerning the future expected balance of supply and demand for our products;

◦	timing and source of funds for operating activities and Canopy warrant exercises, if any;

◦	the manner, timing, and duration of the share repurchase program and source of funds for share repurchases; and

◦	the amount and timing of future dividends.

•	The statements regarding our beer expansion, construction, and optimization activities, including anticipated costs and timeframes for completion.

•	The statements regarding:

◦	the volatility of the fair value of our investments in Canopy measured at fair value;

◦	our activities surrounding our investments in Canopy;

◦	the time to return to our targeted leverage ratio;

◦	the New November 2018 Canopy Warrants; and

◦	our future ownership level in Canopy and our future share of Canopy’s reported earnings and losses.

•
The statements regarding the New Wine and Spirits Transactions, the Other Wine and Spirits Transactions, and the Ballast Point Transaction, including expected gain or loss, form and amount of consideration, amount and use of expected proceeds, estimated remaining costs, and any expected restructuring charge.

•	The statements regarding Canopy’s transaction with Acreage.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	70

MD&A	Table of Contents

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

•
the amount, timing, and source of funds for any share repurchases or Canopy warrant exercises, if any, may vary due to market conditions; our cash and debt position; the impact of the beer operations expansion activities; the impact of our investments in Canopy; any future exercise of Canopy warrants; the expected impacts of the New Wine and Spirits Transactions, the Other Wine and Spirits Transactions, and the Ballast Point Transaction; and other factors as determined by management from time to time;

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

•
any consummation of the New Wine and Spirits Transactions, the Other Wine and Spirits Transactions, or of the Ballast Point Transaction, and any actual date of consummation of either may vary from our current expectations; the actual restructuring charge, if any, will vary based on management’s final plans; the amount of additional loss, if any, on the future write-down of assets held for sale will vary based on the form of consideration, amount of consideration actually received, and future brand performance;

•
any impact of U.S. federal laws on the transaction between Acreage and Canopy or upon the implementation of that transaction, or the impact of the Acreage Transaction upon our future ownership level in Canopy or our future share of Canopy’s reported earnings and losses, may vary from management’s current expectations; and

•
the time to return to our targeted leverage ratio may vary from management’s current expectations due to market conditions, our ability to generate cash flow at expected levels and our ability to generate expected earnings.

The New Wine and Spirits Transactions are subject to the satisfaction of certain closing conditions, including receipt of required regulatory clearances and governmental approvals, and the Ballast Point Transaction is subject to certain customary closing conditions. The Nobilo Transaction is also conditioned on completion of the Revised Wine and Spirits Transaction. For additional information about risks and uncertainties that could adversely affect our forward-looking statements, please refer to Item 1A “Risk Factors” of our 2019 Annual Report as supplemented by the additional factors set forth under Item 1A “Risk Factors” included in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	71

OTHER KEY INFORMATION	Table of Contents

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign Currency and Commodity Price Risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of November 30, 2019, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, Canadian dollar, and New Zealand dollar. Approximately 88% of our balance sheet exposures and forecasted transactional exposures for the remaining three months of fiscal 2020 were hedged as of November 30, 2019.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2019, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, natural gas, and wheat prices. Approximately 87% of our forecasted transactional exposures for the remaining three months of fiscal 2020 were hedged as of November 30, 2019.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
(in millions)
Foreign currency contracts	$2,921.2	$1,955.5	$33.9	$(56.2)	$(208.8)	$136.5
Commodity derivative contracts	$261.5	$260.2	$(18.5)	$(8.9)	$18.2	$22.1

Interest Rate Risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of November 30, 2019, we had $375.0 million of outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on our floating LIBOR rate debt. There were no cash flow designated interest rate swap contracts outstanding as of

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	72

OTHER KEY INFORMATION	Table of Contents

November 30, 2018. As of November 30, 2019, and November 30, 2018, there were no undesignated interest rate swap contracts outstanding.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
(in millions)
Fixed interest rate debt	$10,076.3	$10,282.1	$(10,692.7)	$(9,855.4)	$(697.9)	$(569.0)
Variable interest rate debt	$2,359.1	$3,376.5	$(2,389.4)	$(3,333.6)	$(54.5)	$(98.1)
Interest rate swap contracts	$375.0	$—	$(0.6)	$—	$(1.2)	$—

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

As of November 30, 2019, the fair value of our investments in the Canopy warrants and the Canopy convertible debt securities was $1,040.2 million, with an unrealized net gain (loss) on these investments of $(2,200.9) million recognized in our results of operations for the nine months ended November 30, 2019. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of November 30, 2019, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $173.4 million.

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	73

OTHER KEY INFORMATION	Table of Contents

Internal Control Over Financial Reporting
We plan to implement a new enterprise resource planning system across our business units using a phased approach over the next several years. There will be changes in our internal controls as this system becomes operational at each business unit. On December 1, 2019, our Mexico business unit implemented the new enterprise resource planning system which will result in changes in our internal controls for the quarter ended February 29, 2020.

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no other changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As reported in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2019, on August 21, 2019, Industria Vidriera de Coahuila, S. de R.L. de C.V. (“IVC”), the Mexican subsidiary of a consolidated joint venture of the Company, received from the Procuraduria de Protección al Ambiente de Coahuila (“PROPAEC”) notification of an enforcement action for violations of certain laws in the Mexican state of Coahuila de Zaragoza regulating the discharge of wastewater into the environment. The notification was based on PROPAEC’s evaluation of IVC’s May 22, 2019 response to allegations arising from an inspection of IVC’s facility originally conducted by PROPAEC on April 12, 2018. The allegations against IVC consisted of the discharge of wastewater from evaporators without PROPAEC’s authorization and associated recordkeeping violations under relevant state environmental regulations. On September 19, 2019, IVC paid a penalty of MXN$2,196,740 (approximately $113,000) and related tax of MXN$494,267 (approximately $25,000).

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 6.	Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	74

OTHER KEY INFORMATION	Table of Contents

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

2.3
Asset Purchase Agreement made and entered into by and between the Company and E. & J. Gallo Winery (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2019, filed April 8, 2019 and incorporated herein by reference). †

2.4
Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Modified Transaction (including the Form of Amended Agreement) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 11, 2019, filed December 17, 2019 and incorporated herein by reference). †‡

2.5
Nobilo Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Nobilo Transaction (including the Form of Nobilo Asset Purchase Agreement) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated December 11, 2019, filed December 17, 2019 and incorporated herein by reference). †

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.3
By-Laws of the Company, amended and restated as of October 3, 2018 (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2018 and incorporated herein by reference).

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	75

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	76

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	77

OTHER KEY INFORMATION	Table of Contents

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

10.4
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain of its Other Executive Officers (including James O. Bourdeau, James A. Sabia, Jr., and Mallika Monteiro and to be entered into with Garth Hankinson) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2017 and incorporated herein by reference). *

10.5
Description of Compensation Arrangements, as of July 16, 2019, for Non-Management Directors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2019, filed September 25, 2019 and incorporated herein by reference). *

10.6	Description of Compensation Arrangements, as of January 1, 2020, for Non-Management Directors (filed herewith). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	78

OTHER KEY INFORMATION	Table of Contents

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

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
‡    Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

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

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	79

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	January 8, 2020	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Vice President and Controller

Date:	January 8, 2020	By:	/s/ David Klein
David Klein, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q3 FY 2020 Form 10-Q	80