Form 10-K
period 2020-02-29
CONSTELLATION BRANDS, INC.
filed 2020-04-21
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $32,806,810,830.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 15, 2020, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	167,852,917
Class B Common Stock, par value $.01 per share	23,293,136
Class 1 Common Stock, par value $.01 per share	1,694,803

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 21, 2020 is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements, including without limitation:

•	The statements regarding the current global COVID-19 pandemic.

•	The statements under Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:

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

•
The statements regarding the New Wine and Spirits Transactions and the Other Wine and Spirits Transactions, including expected form and amount of consideration, amount and use of expected proceeds, estimated remaining costs, and any expected restructuring charge.

•	The statements regarding Canopy’s transaction with Acreage.

When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that:

•
the duration and impact of the COVID-19 pandemic, including but not limited to the closure of non-essential businesses, which may include our manufacturing facilities, and other associated governmental containment actions, may vary from our current expectations;

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

operations expansion activities; the impact of our investments in Canopy; any future exercise of Canopy warrants; the expected impacts of the New Wine and Spirits Transactions, and the Other Wine and Spirits Transactions; and other factors as determined by management from time to time;

•
the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings;

•	the fair value of our investments in Canopy may vary due to market and economic conditions in Canopy’s markets and business locations;

•	accuracy of management’s projections relating to the Canopy investment may vary from management’s current expectations due to Canopy’s actual results of operations and market and economic conditions;

•
the timeframe and actual costs associated with the beer operations expansion activities may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management;

•
any consummation of the New Wine and Spirits Transactions, or the Other Wine and Spirits Transactions, and any actual date of consummation of any of them may vary from our current expectations; the actual restructuring charge, if any, will vary based on management’s final plans; the amount of additional loss, if any, on the future write-down of assets held for sale will vary based on the form of consideration, amount of consideration actually received, and future brand performance;

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

The New Wine and Spirits Transactions are subject to the satisfaction of certain closing conditions, including receipt of required regulatory clearances and governmental approvals. The Nobilo Transaction is also conditioned on completion of the Revised Wine and Spirits Transaction. Additional important factors that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. All references to “net sales” refer to gross sales less promotions, returns and allowances, and excise taxes consistent with the Company’s method of classification. All references to “Fiscal 2020,” “Fiscal 2019,” and “Fiscal 2018” refer to the Company’s fiscal year ended the last day of February of the indicated year. All references to “Fiscal 2021” refer to our fiscal year ending February 28, 2021. All references to “$” are to U.S. dollars, all references to “C$” are to Canadian dollars, all references to “MXN$” are to Mexican pesos, and all references to “A$” are to Australian dollars. Unless otherwise defined herein, refer to the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for the definition of capitalized terms used herein.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2019 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beer Marketers Insights; Beverage Information Group; Growers Network; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); IRI; Beer Institute; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

PART I	ITEM 1. BUSINESS	Table of Contents

ITEM 1. BUSINESS

Introduction

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Corona Extra, Modelo Especial, Robert Mondavi, Kim Crawford, Meiomi, and SVEDKA Vodka. In the U.S. market, we are one of the top growth contributors at retail among beverage alcohol suppliers. In the U.S. beer market, we are the third-largest beer company and leader in the high-end. We are a leading, higher-end wine and spirits company in the U.S. market. Many of our products are recognized as leaders in their respective categories. This, combined with our strong market positions, makes us a supplier of choice to many of our customers, who include wholesale distributors, retailers, and on-premise locations.

Our mission is to build brands that people love because they are Worth Reaching For. It’s worth our dedication, hard work, and the bold calculated risks we take to deliver more for our consumers, trade partners, shareholders, and communities in which we live and work. It’s what has made us one of the fastest-growing large CPG companies in the U.S. at retail, and it drives our pursuit to deliver what’s next.

Our key values are:

•	people;

•	customer focus;

•	entrepreneurship;

•	quality; and

•	integrity.

The Company is a Delaware corporation incorporated on December 4, 1972, as the successor to a business founded in 1945. We have approximately 9,000 employees located primarily in the U.S. and Mexico, with our corporate headquarters located in Victor, New York. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Strategy

Our overall strategy is to drive industry-leading growth, build unrivaled shareholder value, and shape the future of our industry by building brands that people love. We position our portfolio to benefit from the consumer-led trend toward premiumization, which we believe will continue to result in faster growth rates in the higher-end of the beer, wine, and spirits categories.

To capitalize on premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to a combination of organic growth and acquisitions, with a focus on the higher-margin, higher-growth categories of the beverage alcohol industry. Key elements of our strategy include:

•	leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio;

•	strengthening relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;

•	investing in brand building and innovation activities;

•	positioning ourselves for success with consumer-led products that identify, meet, and stay ahead of evolving consumer trends and market dynamics;

•	realizing operating efficiencies through expanding and enhancing production capabilities and maximizing asset utilization; and

•	developing employees to enhance performance in the marketplace.

In the beer business, we have solidified our position in the high-end of the U.S. beer market; enhanced our margins, results of operations, and operating cash flow; and provided new avenues for growth. We have made capital investments and acquisitions to increase beer production capacity to support the growth of the business. Additionally, in an effort to more fully compete in growing sectors of

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 1

PART I	ITEM 1. BUSINESS	Table of Contents

the high-end segment of the U.S. beer market, we have leveraged our innovation capabilities to introduce new brands that align with consumer trends.

In our wine and spirits business, as part of our efforts to focus on higher-end brands, improve margins, and create operating efficiencies, we have acquired higher-margin, higher-growth wine brands and portfolios of brands, including Meiomi and Prisoner. We have strategically optimized the value of this business through the divestiture of the Canadian wine business and the anticipated completion of the transactions to divest a portion of our wine and spirits business, which include lower-margin, lower-growth products. In addition, we have added higher-end brands to our spirits portfolio through the acquisitions of Casa Noble tequila and High West craft whiskeys.

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

For further information on our strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7. of this Annual Report on Form 10-K (“MD&A”).

Investments, Acquisitions, and Divestitures

In connection with our strategy outlined above, during Fiscal 2020 we completed the following:

Transaction	Date	Strategic Contribution
Wine and Spirits Segment
Black Velvet Divestiture	November 2019	Divestiture of the lower-margin Black Velvet Canadian Whisky business and the brands associated with the production facility.
Nelson’s Green Brier acquisition	May 2019	Portfolio of award-winning, Tennessee-based craft bourbon and whiskey products.

For further information about our significant Fiscal 2020, Fiscal 2019, and Fiscal 2018 transactions, refer to (i) MD&A and (ii) Notes 2 and 10 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K (“Notes to the Financial Statements”).

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 2

PART I	ITEM 1. BUSINESS	Table of Contents

We report net sales in three reportable segments, as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019
(in millions)
Beer	$5,615.9	$5,202.1
Wine and Spirits:
Wine	2,367.5	2,532.5
Spirits	360.1	381.4
Total Wine and Spirits	2,727.6	2,913.9
Canopy	290.2	48.6
Consolidation and Eliminations	(290.2)	(48.6)
Consolidated Net Sales	$8,343.5	$8,116.0

Consolidated net sales are as follows:
Beer Segment
We are the #1 brewer and seller of imported beer in the U.S. beer market. We are also a leader in the high-end segment of the U.S. beer market, which includes the imported, craft, and domestic super premium beer and alternative beverage alcohol categories. We sell a number of brands in the high-end categories, driven by our imported Mexican beer portfolio.

We have the exclusive right to import, market, and sell these Mexican brands in all 50 states of the U.S.:

Corona Brand Family	Modelo Brand Family	Other Import Brands
● Corona Extra ● Corona Premier ● Corona Familiar ● Corona Light ● Corona Refresca ● Corona Hard Seltzer	● Modelo Especial ● Modelo Negra ● Modelo Chelada	● Pacifico ● Victoria

In the U.S., we are the leading imported beer company and have eight of the 15 top-selling imported beer brands. Modelo Especial is the best-selling imported beer, fourth best-selling beer overall, and the fastest-growing major imported beer brand in the U.S. Corona Extra is the second largest imported beer and seventh best-selling beer overall in the U.S.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 3

PART I	ITEM 1. BUSINESS	Table of Contents

Since the June 2013 acquisition of the imported beer business, we have more than tripled our production capacity in Mexico from 10 million to approximately 34 million hectoliters. Our current production capacity provides us the opportunity to further expand our leadership position in the high-end segment of the U.S. beer market by increasing our investment behind on-trend innovation. As part of these efforts, in Fiscal 2019 we successfully introduced Corona Premier, a lower-calorie, lower-carbohydrate product offering, which has become one of the top growth contributors in the high-end segment of the U.S. beer market. During Fiscal 2020, we launched Corona Refresca and in early Fiscal 2021 we launched Corona Hard Seltzer. The national launches of Corona Refresca and Corona Hard Seltzer are part of efforts to capitalize on the growth of the high-end alternative beverage alcohol category. Additionally, we are continuing efforts focused on increasing sales distribution of products in can, draft, single-serve, and larger package size formats.

Expansion and construction efforts continue under our Mexico Beer Expansion Projects. Since the June 2013 acquisition of the imported beer business, we have invested approximately $4 billion for the Mexico Beer Expansion Projects, with approximately $520 million during Fiscal 2020. To align with our anticipated future growth expectations, we are targeting an additional five million hectoliters of production capacity expansion activities to be completed at the Obregon Brewery and we are exploring options to add further capacity in Mexico to meet our long-term needs.

In March 2020, we sold the Ballast Point craft beer business, including a number of its associated production facilities and brewpubs. This divestiture is consistent with our strategic focus on our high-performing import portfolio and upcoming new product introductions. For additional information regarding the Ballast Point Transaction, refer to “Recent Developments” in MD&A and Note 2 of the Notes to the Financial Statements.

Wine and Spirits Segment
We are a leading, higher-end wine and spirits company in the U.S. market, with a portfolio that includes higher-margin, higher-growth wine and spirits brands. Our wine portfolio is supported by grapes purchased from independent growers, primarily in the U.S., New Zealand, and Chile, and vineyard holdings in the U.S., New Zealand, and Italy. Our wine produced in the U.S., New Zealand, and Italy is primarily marketed in the U.S. In addition, we export our wine products to Canada and other major world markets. Our spirits offerings include SVEDKA Vodka, which is imported from Sweden and is the largest imported vodka brand in the U.S. Our higher-end spirits brands include Casa Noble tequila and High West craft whiskeys.

In the U.S., we have 16 of the 100 top-selling wine brands. Some of our well-known wine and spirits brands and portfolio of brands, sold in the U.S., which comprised our Fiscal 2020 U.S. Power Brands (“Power Brands”), included:

Wine Brands			Wine Portfolio of Brands	Spirits Brands
● 7 Moons	● Drylands	● SIMI	● Charles Smith	● Casa Noble
● Auros	● Kim Crawford	● Spoken Barrel	● Prisoner	● High West
● Champagne Palmer & Co	● Meiomi		● Robert Mondavi	● Mi CAMPO
● Cooper & Thief	● Mount Veeder		● Schrader	● Nelson’s Green Brier
● Crafters Union	● Nobilo (1)			● SVEDKA
● Cuvée Sauvage	● Ruffino			● The Real McCoy

(1)	See “Recent Developments” in MD&A and Note 2 of the Notes to the Financial Statements.

We dedicate a large share of sales and marketing resources to our Power Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally hold strong positions in their respective price categories.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 4

PART I	ITEM 1. BUSINESS	Table of Contents

We have been increasing resources in support of on-trend product innovation as we believe this is one of the key drivers of overall beverage alcohol category growth. In wine, we have launched varietal line extensions behind many of our Power Brands, such as Bourbon Barrel Aged Robert Mondavi Private Selection and Meiomi Rosé, and we have introduced newer brands like Derange, Spoken Barrel, Cooper & Thief, and Crafters Union wine in a can. In spirits, we have introduced Mi CAMPO tequila.

In connection with our efforts to increase focus on higher-margin, higher-growth brands, in April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities.

In December 2019, we agreed to revise and supersede the Wine and Spirits Transaction. The revisions to the transaction address competitive concerns raised by the FTC specifically related to the sparkling wine, brandy, dessert wine, and concentrate categories. As a result, the brands Cook’s California Champagne, J. Roget American Champagne, Paul Masson Grande Amber Brandy, and our concentrate business will be excluded from the Revised Wine and Spirits Transaction. The Revised Wine and Spirits Transaction is expected to close around the end of first quarter of fiscal 2021, and is subject to required regulatory clearances and governmental review and approval. Additionally, in a separate, but related, transaction, we agreed that upon execution and delivery of a definitive agreement for the Revised Wine and Spirits Transaction, we would enter into the Nobilo Wine Transaction. The Nobilo Wine Transaction is expected to close by the end of second quarter of fiscal 2021 and is subject to FTC and New Zealand regulatory review and approval. Completion of the Nobilo Transaction is also conditioned on completion of the Revised Wine and Spirits Transaction.

We are pursuing other opportunities to divest the Paul Masson Grande Amber Brandy brand and concentrate business excluded from the Revised Wine and Spirits Transaction to companies with more aligned business strategies.

For further information about these transactions, refer to “Recent Developments” in MD&A and Note 2 of the Notes to the Financial Statements.

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

Further information regarding net sales and operating income (loss) of each of our business segments and information regarding geographic areas is set forth in Note 23 of the Notes to the Financial Statements.

Marketing and Distribution

To focus on their respective product categories, build brand equity, and increase sales, our segments employ full-time, in-house marketing, sales, and customer service functions. These functions engage in a range of marketing activities and strategies, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions, and public relations. Where opportunities exist, particularly with national accounts in the U.S., we leverage our sales and marketing skills across the organization.

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 5

PART I	ITEM 1. BUSINESS	Table of Contents

through the imposition of taxes or, in states in which the government acts as the distributor of our products through an alcohol beverage control agency, by directly setting the retail prices.

Trademarks and Distribution Agreements

Trademarks are an important aspect of our business. We sell products under a number of trademarks, which we own or use under license. Throughout our segments, we also have various licenses and distribution agreements for the sale, or the production and sale, of our products, and products of third parties. These licenses and distribution agreements have varying terms and durations.

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

Competition

The beverage alcohol industry is highly competitive. We compete on the basis of quality, price, brand recognition, and distribution strength. Our beverage alcohol products compete with other alcoholic and non-alcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence, and wholesaler attention. We compete with numerous multinational producers and distributors of beverage alcohol products, some of which have greater resources than we do. Our principal competitors include:

Beer	Anheuser-Busch InBev, Molson Coors, Heineken, The Boston Beer Company, Mark Anthony

Wine	E. & J. Gallo Winery, The Wine Group, Trinchero Family Estates, Treasury Wine Estates, Ste. Michelle Wine Estates, Deutsch Family Wine & Spirits

Spirits	Diageo, Beam Suntory, Brown-Forman, Sazerac Company, Pernod Ricard

The Canopy Equity Method Investment makes up the Canopy segment. Canopy operates in the recreational and medicinal cannabis market and they compete with numerous producers and distributors of cannabis products. Canopy’s principal competitors include:

Canopy	Cronos Group, Aurora Cannabis, Aphria, Tilray

Production

Our current production capacity in Mexico at our Nava and Obregon breweries is approximately 34 million hectoliters. We are expanding the Obregon Brewery by an incremental five million hectoliters, and based on our anticipated future growth expectations, we intend to expand our production capacity in Mexico to approximately 44 million hectoliters in the future.

Our Daleville facility, located in Roanoke, Virginia, supports our craft and specialty business in addition to our domestic innovation initiatives.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 6

PART I	ITEM 1. BUSINESS	Table of Contents

In the U.S., we operate 17 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey, and San Joaquin regions of California. We also operate three wineries in New Zealand and six wineries in Italy. Grapes are crushed at most of our wineries and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest and are reduced prior to the subsequent year’s crush. Wine inventories are usually at their highest levels in September through November in the U.S. and Italy, and in March through May in New Zealand.

We currently operate three facilities in the U.S. for the production of our High West whiskey brand. The requirements for grains and bulk spirits used in the production of our spirits are purchased from various suppliers.

Certain of our wines and spirits must be aged for multiple years. Therefore, our inventories of wines and spirits may be larger in relation to sales and total assets than in many other businesses.

Sources and Availability of Production Materials

The principal components in the production of our Mexican and craft beer brands include water; agricultural products, such as yeast and grains; and packaging materials, which include glass, aluminum, and cardboard.

For our Mexican beer brands, packaging materials represent the largest cost component of production, with glass bottles representing the largest cost component of our packaging materials.

For Fiscal 2020, the package format mix of our Mexican beer volume sold in the U.S. was as follows:

The Nava and Obregon breweries receive water originating from aquifers. We believe we have adequate access to water to support the breweries’ on-going requirements, as well as future requirements after the completion of planned expansion activities.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 7

PART I	ITEM 1. BUSINESS	Table of Contents

As part of our efforts to solidify our beer glass sourcing strategy over the long-term, we formed an equally-owned joint venture with Owens-Illinois, the world’s largest glass container manufacturer. In December 2014, the joint venture acquired a state-of-the-art glass production plant that is located adjacent to our Nava Brewery in Mexico. The glass plant currently has five operational glass furnaces which supply approximately 55% of the total annual glass bottle supply for our Mexican beer brands. We also have long-term glass supply agreements with other glass producers.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials, primarily glass.

Most of our annual grape requirements are satisfied by grower purchases from each year’s harvest which normally begins in August and runs through October in the U.S. and Italy, and begins in February and runs through May in New Zealand. We receive grapes from approximately 720 independent growers in the U.S. and approximately 195 independent growers located primarily in New Zealand and Chile. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is largely based on then-current market prices.

As of February 29, 2020, we owned or leased approximately 19,700 acres of land and vineyards, either fully bearing or under development, in the U.S., New Zealand, and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of certain of our higher-end wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

We believe that we have adequate sources of grape supplies to meet our sales expectations. However, when demand for certain wine products exceeds expectations, we look to source the extra requirements from the bulk wine markets around the world.

The distilled spirits manufactured and imported by us require various agricultural products, neutral grain spirits, and bulk spirits, which we fulfill through purchases from various sources by contractual arrangement and through purchases on the open market. We believe that adequate supplies of the aforementioned products are available at the present time.

We utilize glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags, and cardboard cartons in the bottling and packaging of our wine and spirits products. After grape purchases, glass bottle costs are the largest component of our cost of product sold. In the U.S., the glass bottle industry is highly concentrated with only a small number of producers. We have traditionally obtained, and continue to obtain, our glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of our glass container requirements for our U.S. operations. We have been able to satisfy our requirements with respect to the foregoing and consider our sources of supply to be adequate at this time.

Government Regulation

We are subject to a range of laws and regulations in the countries in which we operate. Where we produce products, we are subject to environmental laws and regulations, and may be required to obtain environmental and alcohol beverage permits and licenses to operate our facilities. Where we market and sell products, we may be subject to laws and regulations on brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising, and public relations. We are also subject to rules and regulations relating to changes in officers or directors, ownership, or control.

We believe we are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which we operate. We also believe that the cost of administration and

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 8

PART I	ITEM 1. BUSINESS	Table of Contents

compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on our financial condition, results of operations, or cash flows.

Seasonality

The beverage alcohol industry is subject to seasonality in each major category. As a result, in response to wholesaler and retailer demand which precedes consumer purchases, our beer sales are typically highest during the first and second quarters of our fiscal year, which correspond to the Spring and Summer periods in the U.S. Our wine and spirits Power Brand sales are typically highest during the third quarter of our fiscal year, primarily due to seasonal holiday buying.

Employees

As of March 31, 2020, we had approximately 9,000 employees. We may employ additional workers during the grape crushing seasons. Approximately 17% of our employees are covered by collective bargaining agreements. Collective bargaining agreements expiring within one year are minimal. We consider our employee relations generally to be good.

Employee geographic data is as follows:
Following the close of the anticipated Revised Wine and Spirits Transactions we are estimating a reduction of approximately 700 employees.

Executive Officers of the Company

Information with respect to our current executive officers is as follows:

NAME	AGE	OFFICE OR POSITION HELD
William A. Newlands	61	President and Chief Executive Officer
Robert Sands	61	Executive Chairman of the Board
Richard Sands	69	Executive Vice Chairman of the Board
James O. Bourdeau	55	Executive Vice President, General Counsel, and Secretary
Garth Hankinson	52	Executive Vice President and Chief Financial Officer
Robert Hanson	57	Executive Vice President and President, Wine & Spirits Division
F. Paul Hetterich	57	Executive Vice President and President, Beer Division
Thomas M. Kane	59	Executive Vice President and Chief Human Resources Officer
Michael McGrew	46	Executive Vice President and Chief Communications and CSR Officer
Mallika Monteiro	41	Executive Vice President and Chief Growth and Strategy Officer
James A. Sabia, Jr.	58	Executive Vice President and Chief Marketing Officer

William A. Newlands is the President and Chief Executive Officer of the Company. He has served as Chief Executive Officer of the Company and as a director since March 2019 and as President since February 2018. He served as Chief Operating Officer from January 2017 through February 2019 and as Executive Vice President of the Company from January 2015 until February 2018. From January 2016 to January 2017 he performed the role of President, Wine & Spirits Division and from January 2015 through January 2016 he performed the role of Chief Growth Officer. Mr. Newlands joined the Company in January 2015. Prior to that he served from October 2011 until August 2014 as Senior Vice President and President, North America of Beam Inc., as Senior Vice President and President, North America of Beam

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 9

PART I	ITEM 1. BUSINESS	Table of Contents

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

Robert Sands is the Executive Chairman of the Board of the Company, having served in the role since March 2019 and as a director since January 1990. Previously, he served as Chief Executive Officer of the Company from July 2007 through February 2019. Mr. Sands also served as President from December 2002 to February 2018, as Chief Operating Officer from December 2002 to July 2007, as Group President from April 2000 through December 2002, as Chief Executive Officer, International from December 1998 through April 2000, as Executive Vice President from October 1993 through April 2000, as General Counsel from June 1986 through May 2000, and as Vice President from June 1990 through October 1993. He is the brother of Richard Sands.

Richard Sands, Ph.D., is the Executive Vice Chairman of the Board of the Company, having served in the role since March 2019. He previously served as Chairman of the Board from September 1999 through February 2019. He has been employed by the Company in various capacities since 1979. He has served as a director since 1982. He served as Chief Executive Officer from October 1993 to July 2007, as Executive Vice President from 1982 to May 1986, as President from May 1986 to December 2002, and as Chief Operating Officer from May 1986 to October 1993. He is the brother of Robert Sands.

James O. Bourdeau is the Executive Vice President and General Counsel of the Company, having served in the role since December 2017 and as the Company’s Secretary since April 2017. Prior to that, he served as the Company’s Senior Vice President and General Counsel, Corporate Development, having performed that role from September 2014 until December 2017. Before joining the Company in September 2014, Mr. Bourdeau was an attorney with the law firm of Nixon Peabody LLP from July 2000 through September 2014, and a partner from February 2005 through September 2014. Mr. Bourdeau was associated with another law firm from 1995 to 2000.

Garth Hankinson is the Executive Vice President and Chief Financial Officer of the Company, having served in the role since January 2020. Prior to that, he served as the Company’s Senior Vice President, Corporate Development, a position he had been in since February 2016, where he was responsible for leading all of the Company’s financial planning, reporting, and analysis activities, as well as all efforts related to mergers, acquisitions, ventures investments, and strategic alliances. From October 2009 until February 2016, he served as the Vice President, Corporate Development of the Company. From October 2007 until October 2009, Mr. Hankinson served as the Vice President, Business Development for Constellation’s prior Canadian business, Constellation Brands Canada, Inc., which was a Canadian subsidiary of the Company during that time. From March 2004 until October 2007, he served as the Director of Corporate Development.

Robert Hanson is the Executive Vice President and President, Wine & Spirits Division of the Company, having served in the role since June 2019. Prior to that, he served as Chief Executive Officer of John Hardy Global Limited, a luxury jewelry brand, since August 2014. He served as Chief Executive Officer and a Director of American Eagle Outfitters, Inc., a leading global specialty retailer of clothing, accessories and personal care products from January 2012 to January 2014. He served Levi Strauss & Co. from 1988 to 2011 in a variety of important leadership roles across multiple brands where he led cross-functional teams, including merchandising, product development, multi-channel operations, marketing and creative teams, in addition to a full support staff. Mr. Hanson’s roles at Levi’s included serving as Global President of the Levi’s Brand from 2010 to 2011; President, Levi’s Strauss Americas/North America from 2006 to 2010; President, Levi’s Brand U.S. from 2001 to 2006; and President/Vice President, Levi’s Europe/Africa/Middle East from 1998 to 2001.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 10

PART I	ITEM 1. BUSINESS	Table of Contents

F. Paul Hetterich is the Company’s Executive Vice President and President, Beer Division as well as President of Crown Imports LLC, a wholly-owned subsidiary of the Company having performed these roles since January 2016. He has been an Executive Vice President of the Company since June 2003. From January 2015 through January 2016 he performed the role of Executive Vice President, Corporate Development & Beer Operations. From June 2011 until January 2015 he served as Executive Vice President, Business Development and Corporate Strategy, from July 2009 until June 2011 he served as Executive Vice President, Business Development, Corporate Strategy and International, and from June 2003 until July 2009 he served as Executive Vice President, Business Development and Corporate Strategy. From April 2001 to June 2003 Mr. Hetterich served as the Company’s Senior Vice President, Corporate Development. Prior to that, Mr. Hetterich held several increasingly senior positions in the Company’s marketing and business development groups. Mr. Hetterich has been with the Company since 1986.

Thomas M. Kane is the Executive Vice President and Chief Human Resources Officer of the Company, having served in the role since joining the Company in May 2013. Mr. Kane previously served as Senior Vice President, Human Resources and Government Relations of Armstrong World Industries, Inc., a global producer of flooring products and ceiling systems, from February 2012 to May 2013, he served as its Senior Vice President, Human Resources from August 2010 to February 2012 and served as its Chief Compliance Officer from February 2011 to February 2012. Prior to that, Mr. Kane served as Global Vice President, Human Resources for Black & Decker Power Tools, a manufacturer of power and hand tools, from 2002 to 2010. From 1999 to 2002 Mr. Kane served as Global HR leader of GE Specialty Materials, a large manufacturer of silicone products.

Michael McGrew is the Executive Vice President and Chief Communications and Corporate Social Responsibility (“CSR”) Officer of the Company, having served in the role since April 2020. Prior to that, since January 2019, he served as Senior Vice President, Corporate Communications, as Vice President, Corporate Communications from January 2017 to January 2019, and as Vice President, Communications and Brand Public Relations for Constellation’s beer division from March 2016 to January 2017. He joined the Company in September 2014 as Senior Director, Communications and Brand Public Relations. Prior that, since 2001 Mr. McGrew served in roles of increasing responsibility with W.W. Grainger, Inc., an international provider of industrial supplies and equipment, including most recently as Senior Director, Communications.

Mallika Monteiro is the Executive Vice President and Chief Growth and Strategy Officer of the Company, having served in the role since October 2019. From October 2018 to October 2019 she served as the Company's Senior Vice President and Chief Growth Officer, having joined Constellation in October 2016 as Vice President, Beer Innovation. Prior to joining Constellation, from July 2014 to September 2016, Ms. Monteiro was a Senior Marketing Director at Anheuser Busch InBev, a large multinational brewing company. Prior to joining Anheuser Busch InBev, she served in roles of increasing responsibility with Beam Suntory Inc., a producer and seller of branded distilled spirits products, including as Senior Brand Manager - Vodka, from January 2012 to June 2014, Brand Manager - Cognac from July 2009 to December 2011, and Associate Brand Manager - Jim Beam from July 2007 to June 2009.

James A. Sabia, Jr. is the Executive Vice President and Chief Marketing Officer of the Company, having served in the role since May 2018. Prior to that, Mr. Sabia was the Chief Marketing Officer of the Company’s Beer Division, having performed that role from February 2009 through May 2018. From February 2009 to June 2013, Mr. Sabia was employed by Crown Imports LLC (“Crown”), of which the Company owned a 50% interest and was the Company’s beer business during that period. Effective June 2013, the Company acquired the remaining 50% of Crown, which became a wholly-owned subsidiary of the Company. Mr. Sabia originally joined the Company in August 2007 as Vice President, Marketing for the Company’s spirits business, serving in that capacity until February 2009. Before that, Mr. Sabia was with Molson Coors Brewing Company, a large international brewing company, from 1990 to 2007.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 11

PART I	ITEM 1. BUSINESS	Table of Contents

Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified.

Company Information

Our Internet website is https://www.cbrands.com. Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at https://www.cbrands.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers, such as ourselves, that file electronically with the SEC. The Internet address of the SEC’s site is https://www.sec.gov.

We have adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to our chief executive officer, our principal financial officer, and our controller, and is available on our Internet site at https://www.cbrands.com/investors. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Securities Exchange Act of 1934, Item 406 of Regulation S-K. We also have adopted a Code of Business Conduct and Ethics that applies to all employees, directors, and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics is available on our Internet website, together with our Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing at https://www.cbrands.com/story/policies. Copies of these materials are available in print to any shareholder who requests them. Shareholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564, or by telephoning our Investor Center at 1-888-922-2150.

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 12

PART I	ITEM 1A. RISK FACTORS	Table of Contents

ITEM 1A. RISK FACTORS

In addition to information discussed elsewhere in this report, you should carefully consider the following factors which could materially affect our business, liquidity, financial condition, and/or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, liquidity, financial condition, and/or results of operations in future periods.

Operational Risks
Pandemics, such as the current global COVID-19 virus, outbreaks of communicable infections or diseases, or other public health concerns in the markets in which our consumers or employees live and/or in which we or our distributors, retailers, and suppliers operate
Disease outbreaks and other public health conditions could result in disruptions and damage to our business caused by potential negative consumer purchasing behavior as well as disruption to our supply chains, production processes, and operations. Consumer purchasing behavior may be impacted by reduced consumption by consumers who may not be able to leave home or otherwise shop in a normal manner as a result of quarantines or other cancellations of public events and other opportunities to purchase our products, from bar and restaurant closures, or from a reduction in consumer discretionary income due to reduced or limited work and layoffs. Supply disruption may result from restrictions on the ability of employees and others in the supply chain to travel and work, such as caused by quarantine or individual illness, or which may result from border closures imposed by governments to deter the spread of communicable infection or disease, or determinations by us or our suppliers or distributors to temporarily suspend operations in affected areas, or other actions which restrict the ability to distribute our products or which may otherwise negatively impact our ability to produce, bottle and ship our product, for our distributors to distribute our products, or for our suppliers to provide us our raw materials. Ports or channels of entry may be closed or operate at only a portion of capacity, or transportation of product within a region or country may be limited, if workers are unable to report to work due to travel restrictions or personal illness. Our operations and the operations of our suppliers may become less efficient or otherwise become negatively impacted if our executive leaders or other personnel critical to our operations are unable to work or if a significant percentage of the workforce is unable to work or is required to work from home. Our cyber-security could be compromised if persons who are forced to work from home do not maintain adequate information security. A prolonged quarantine or border closure could result in temporary or longer-term disruptions of sales patterns, consumption and trade patterns, supply chains, production processes, and operations. A widespread health crisis, such as the COVID-19 pandemic, could negatively affect the economies and financial markets of many countries resulting in a global economic downturn which could negatively impact demand for our products and our ability to borrow money. Any of these events could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

International operations, worldwide and domestic economic trends and financial market conditions, geopolitical uncertainty, or changes to international trade agreements and tariffs, import and excise duties, other taxes, or other governmental rules and regulations
Our products are produced and sold in numerous countries, we have employees in various countries, and we have production facilities currently in the U.S., Mexico, New Zealand, and Italy.

Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, include:

•	changes in local political, economic, social, and labor conditions;

•	potential disruption from socio-economic violence, including terrorism and drug-related violence;

•	restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;

•	import and export requirements and border accessibility;

•	currency exchange rate fluctuations;

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 13

PART I	ITEM 1A. RISK FACTORS	Table of Contents

•
a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights, privacy obligations, real property rights, and liability issues; and

•	inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act.

Unfavorable global or regional economic conditions, including economic slowdown and the disruption, volatility and tightening of credit and capital markets, as well as unemployment, tax increases, governmental spending cuts, or a return of high levels of inflation, could affect consumer spending patterns and purchases of our products. These could also create or exacerbate credit issues, cash flow issues, and other financial hardships for us and our suppliers, distributors, retailers, and consumers. The inability of suppliers, distributors, and retailers to access liquidity could impact our ability to produce and distribute our products.

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

The U.S. and other countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products, in varying amounts. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes, and other government rules and regulations. Significant increases in import and excise duties or other taxes on, or that impact, beverage alcohol products could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. Any such tariffs, particularly on imports from Mexico and any retaliatory tariffs imposed by the Mexican government, may have a material adverse effect on our results of operations, including our sales and profitability.

In addition, federal, state, provincial, local, and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal, state, or local regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements, or taxes could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. Additionally, various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what our products contain or allegations that our products cause adverse health effects. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products.

These international, economic, and political uncertainties and regulatory changes could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers and distributors, affect our business, liquidity, financial condition, and/or results of operations.

Dependence on limited facilities for production of our Mexican beer brands, and expansion and construction issues
We are dependent on our Nava and Obregon breweries as our sole sources of supply to fulfill our Mexican beer brands product requirements, both now as well as for the near term.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 14

PART I	ITEM 1A. RISK FACTORS	Table of Contents

We are expanding our Obregon Brewery and our joint venture with Owens-Illinois expanded its glass plant with an additional furnace having become operational in February 2020. These are multi-million-dollar expansion activities, which could have the potential risk of completion delays and cost overruns. Abandonment of our expansion and construction activities could have a material adverse effect on our financial condition.

Expansion of current production facilities and construction of new production facilities are subject to various regulatory and developmental risks, including but not limited to: (i) our ability to obtain timely certificate authorizations, necessary approvals and permits from regulatory agencies and on terms that are acceptable to us; (ii) potential changes in federal, state, and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; (iii) inability to acquire rights-of-way or land or water rights on a timely basis on terms that are acceptable to us; (iv) inability to acquire the necessary energy supplies, including electricity, natural gas, and diesel fuel; or (v) a temporary halt in construction activities due to COVID-19. Any of these events could delay the expansion or construction of our production facilities. Recently, in a public consultation process in Mexicali, Baja California, Mexico, voters voiced opposition to the construction of our Mexicali Brewery. We are currently working with local authorities, government officials and members of the community in Mexicali on next steps related to that brewery construction project and options elsewhere in Mexico.

We may not be able to satisfy our product supply requirements for the Mexican beer brands in the event of a significant disruption, partial destruction, or total destruction of the Nava or Obregon breweries or the glass plant, or difficulty shipping raw materials and product into or out of the United States, or temporary inability to produce our product due to closure or lower production levels of one or more of our Mexican breweries as a result of COVID-19. Also, if the contemplated expansions of the Obregon Brewery and the glass plant and construction of additional brewery capacity in Mexico are not completed by their targeted completion dates, we may not be able to produce sufficient quantities of our Mexican beer to satisfy our needs. Under such circumstances, we may be unable to obtain our Mexican beer at a reasonable price from another source, if at all. A significant disruption at our Nava or Obregon breweries, or the glass plant, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more or may take a significant time to start production, any of which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Operational disruptions or catastrophic loss to breweries, wineries, other production facilities, or distribution systems
All of our Mexican beer brands product supply is currently produced at our breweries in Nava, Coahuila, Mexico and Obregon, Sonora, Mexico. Many of the workers at these breweries are covered by collective bargaining agreements. The glass plant currently has five operational glass furnaces which supply approximately 55% of the total annual glass bottle supply for our Mexican beer brands. Several of our vineyards and production and distribution facilities, including certain California wineries and our planned Mexicali Brewery, are in areas prone to seismic activity. Additionally, we have various vineyards and wineries in the state of California which has recently experienced wildfires and landslides.

If any of these or other of our properties and production facilities were to experience a significant operational disruption or catastrophic loss, it could delay or disrupt production, shipments, and revenue, and result in potentially significant expenses to repair or replace these properties. Also, our production facilities are asset intensive. As our operations are concentrated in a limited number of production and distribution facilities, we are more likely to experience a significant operational disruption or catastrophic loss in any one location from acts of war or terrorism, fires, floods, earthquakes, hurricanes, pandemics, labor strike, or other labor activities, cyber-attacks, and other attempts to penetrate our information technology systems or the information technology used by our employees who work from home during the COVID-19 pandemic, unavailability of raw or packaging materials, or other natural or man-made

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 15

PART I	ITEM 1A. RISK FACTORS	Table of Contents

events. If a significant operational disruption or catastrophic loss were to occur, we could breach agreements, our reputation could be harmed, and our business, liquidity, financial condition, and/or results of operations could be adversely affected due to higher maintenance charges, unexpected capital spending, or product supply constraints.

Our insurance policies do not cover certain types of catastrophes and may not cover certain events such as pandemics. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain property damage and business interruption insurance. If our insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at greater risk that we may experience an adverse impact to our business, liquidity, financial condition, and/or results of operations. If one or more significant uninsured or under-insured events occur, we could suffer a major financial loss.

Supply of quality water, agricultural, and other raw materials, certain raw materials and packaging materials purchased under short-term supply contracts, limited group of suppliers of glass bottles
The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of our breweries, our wineries, and our distilleries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields. If water available to our operations or the operations of our suppliers becomes scarce or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints. In addition, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of our production facilities and vineyards. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, such as barley or hops, which could lead to a shortage of our product supply.

We have substantial brewery operations in the country of Mexico, brewery operations in the states of Texas, Virginia, and Florida and we currently have substantial wine operations in the state of California as well. In the past, California had endured an extended period of drought and instituted restrictions on water usage. A recurrence of severe drought conditions in California could have an adverse effect upon those operations, which effect could become more significant depending upon actual future drought conditions. Our Mexico brewery operations currently receive allocations of water sufficient for their operations. Although we anticipate our operations will have adequate sources of water to support their on-going requirements, there is no guarantee that the sources of water, methods of water delivery, or water requirements will not change materially in the future.

Our breweries, the glass plant, our wineries, and our distilleries use a large volume of agricultural and other raw materials to produce their products. These include corn starch and sugars, malt, hops, fruits, yeast, and water for our breweries; soda ash and silica sand for the glass plant; grapes and water for our wineries; and grain and water for our distilleries. Our breweries, wineries, and distilleries all use large amounts of various packaging materials, including glass, aluminum, cardboard, and other paper products. Our production facilities also use electricity, natural gas, and diesel fuel in their operations. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply and price of raw materials, packaging materials, and energy can be affected by many factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices), droughts, and other weather conditions or natural or man-made events, economic factors affecting growth decisions, inflation, plant diseases, and theft.

Our breweries, wineries, and distilleries are also dependent upon an adequate supply of glass bottles. Glass bottle costs are one of our largest components of cost of product sold. We currently have a small number of suppliers of glass bottles for our Mexican beer brands. In the U.S., glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 16

PART I	ITEM 1A. RISK FACTORS	Table of Contents

requirements for our U.S. wine and spirits operations and two producers supply our glass bottles for our craft beer.

To the extent any of the foregoing factors increases the costs of our finished products or lead to a shortage of our product supply, we could experience a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Reliance on wholesale distributors, major retailers, and government agencies
Local market structures and distribution channels vary worldwide. Within our primary market in the U.S., we offer a range of beverage alcohol products across the beer, wine, and spirits categories, with generally separate distribution networks utilized for our beer portfolio and our wine and spirits portfolio. In the U.S., we sell our products principally to wholesalers for resale to retail outlets and directly to government agencies, and we have entered into exclusive arrangements with certain wholesalers that generate a large portion of our U.S. wine and spirits net sales. Wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space, promotional support and consumer purchases, and wholesalers or retailers may give higher priority to products of our competitors. The replacement or poor performance of our major wholesalers, retailers, or government agencies could result in temporary or longer-term sales disruptions or could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Reliance upon complex information systems and third party global networks, cyber-attacks, and design and ongoing implementation of our new global enterprise resource planning system (“ERP”)
We depend on information technology to enable us to operate efficiently and interface with customers and suppliers, as well as maintain financial accuracy and efficiency, and effect accurate and timely governmental reporting. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, the loss of or damage to intellectual property through security breach, or penalties associated with the failure to timely file governmental reports. We recognize that many groups on a world-wide basis have experienced increases in security breaches, cyber-attacks, and other hacking activities such as denial of service, malware, and ransomware. As with all large information technology systems, our systems could be penetrated by increasingly sophisticated outside parties intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, or engaging in the unauthorized use of strategic information about us or our employees, customers, or consumers. Such unauthorized access could disrupt our operations and could result in the loss of assets or revenues, litigation, remediation costs, damage to our reputation, or the failure by us to retain or attract customers following such an event.

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

We are in the process of a multi-year implementation of a new ERP system. On December 1, 2019, we replaced the portion of our ERP system servicing our Mexican operations. The ERP system for the balance of our business is scheduled to be replaced in Fiscal 2022. We are designing the ERP system to accurately maintain our financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. We expect the implementation process will continue to require the investment of significant personnel and financial resources. Companies which implement new ERP systems may experience delays, increased costs, and other difficulties. If we are not successful in designing and implementing our ERP system as planned or if it does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, or we may not be able to operate our business.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 17

PART I	ITEM 1A. RISK FACTORS	Table of Contents

To the extent any of the foregoing factors result in significant disruptions and costs to our operations, or reduce the effectiveness of our internal control over financial reporting, we could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Contamination and degradation of product quality from diseases, pests, and weather conditions
Our success depends upon the positive image that consumers have of our brands and of the safety and quality of our products. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Various diseases, pests, fungi, viruses, drought, frosts, and certain other weather conditions could affect the quality and quantity of barley, hops, grapes, and other agricultural raw materials available, decreasing the supply and quality of our products. We cannot guarantee that our grape suppliers or our suppliers of other agricultural raw materials will succeed in preventing contamination in existing vineyards or fields or that we will succeed in preventing contamination in our existing vineyards or future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. It is also possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements.

Product contamination or tampering or the failure to maintain our standards for product quality, safety, and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials, or product components obtained from suppliers, may also reduce demand for our products or cause production and delivery disruptions. Contaminants or other defects in raw materials, packaging materials, or product components purchased from third parties and used in the production of our beer, wine, or spirits products, or defects in the fermentation or distillation process could lead to low beverage quality as well as illness among, or injury to, consumers of our products and may result in reduced sales of the affected brand or all our brands.

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

Climate change and environmental regulatory compliance
Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Severe weather events, such as drought or flooding in California or a prolonged cold winter in New York, and climate change may negatively affect agricultural productivity in the regions from which we presently source our various agricultural raw materials. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers, and consumers. Natural disasters such as floods and earthquakes may also negatively impact the ability of consumers to purchase our products.

We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation, and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability, and indemnification costs to differ materially from the costs that we have estimated. We may incur costs associated with environmental compliance arising from events we cannot

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 18

PART I	ITEM 1A. RISK FACTORS	Table of Contents

control, such as unusually severe floods, hurricanes, earthquakes, or fires. We cannot assure that our costs in relation to these matters will not exceed our projections or otherwise have a material adverse effect upon our business, liquidity, financial condition, or results of operations.

Cannabis is currently illegal under U.S. federal law and in other jurisdictions; we do not control Canopy’s business or operations
The ability of Canopy to achieve its business objectives is contingent, in part, upon the legality of the cannabis industry, Canopy’s compliance with regulatory requirements enacted by various governmental authorities, and Canopy obtaining all regulatory approvals, where necessary, for the production and sale of its products. The laws and regulations governing medical and recreational cannabis are still developing, including in ways that we may not foresee. Although the Agriculture Improvement Act of 2018 has taken hemp and hemp derived cannabinoids out of the most restrictive class of controlled substances, marijuana is a schedule-1 controlled substance in the U.S. and is currently illegal under U.S. federal law. Even in those U.S. states in which the recreational use of marijuana has been legalized, its use remains a violation of U.S. federal law. Since U.S. federal laws criminalizing the use of marijuana preempt state laws that legalize its use, continuation of U.S. federal law in its current state regarding marijuana would likely limit the expansion of Canopy’s business into the U.S. Similar issues of illegality apply in other countries. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or impact negatively Canopy’s markets, products, and sales initiatives and could have a material adverse effect on Canopy’s business, liquidity, financial condition, and/or results of operations. Were that to occur, we may not be able to recover the value of our investments in Canopy.

We have the right to nominate four members of the Canopy board of directors. While we do not control Canopy’s business or operations, we do rely on Canopy’s internal controls and procedures for operation of that business. Nevertheless, our financing arrangements require us to certify, among other things, that to our knowledge (i) Canopy is properly licensed and operating in accordance with Canadian laws in all material respects; (ii) Canopy does not knowingly or intentionally purchase, manufacture, distribute, import, and/or sell marijuana, or any other controlled substance in or from the United States of America or any other jurisdiction, in each case, where such purchase, manufacture, distribution, importation, or sale of marijuana or such other controlled substance is illegal, except in compliance with all applicable Federal, state, local, or foreign laws, rules and regulations; and (iii) Canopy does not knowingly or intentionally partner with, invest in, or distribute marijuana or any other controlled substance to any third-party that knowingly or intentionally purchases, sells, manufactures, or distributes marijuana or any other controlled substance in the United States of America or any other jurisdiction, in each case, where such purchase, sale, manufacture, or distribution of marijuana or such other controlled substance is illegal, except in compliance with all applicable Federal, state, local, or foreign laws, rules and regulations. Were we to know that Canopy was knowingly or intentionally violating any of these applicable laws, we would be unable to make the required certification under our financing arrangements, which could lead to a default under those financing arrangements.

Strategic Risks
Competition
We are in a highly competitive industry and our sales could be negatively affected by numerous factors including:

•	our inability to maintain or increase prices;

•	new entrants in our market or categories;

•	the decision of wholesalers, retailers, or consumers to purchase competitors’ products instead of ours; or

•	a general decline in beverage alcohol consumption due to consumer dietary preference changes or consumers substituting legalized marijuana or other similar products in lieu of beverage alcohol.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 19

PART I	ITEM 1A. RISK FACTORS	Table of Contents

Sales could also be affected by pricing, purchasing, financing, operational, advertising, or promotional decisions made by wholesalers, state and other local agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general, and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position or for other reasons. We cannot guarantee that we will be able to increase our prices to pass along to our customers any increased costs we incur.

Potential decline in the consumption of products we sell; dependence on sales of our Mexican beer brands
Our business depends upon consumers’ consumption of our beer, wine, and spirits brands, and sales of our Mexican beer brands in the U.S. are a significant portion of our business. Accordingly, a decline in the growth rate, amount, or profitability of our sales of the Mexican beer brands in the U.S. could adversely affect our business. Further, consumer preferences and tastes may shift due to, among other reasons, changing taste preferences, demographics, or perceived value. Consequently, any material shift in consumer preferences and taste in our major markets away from our beer, wine, and spirits brands, and our Mexican beer brands in particular, or from the categories in which they compete could have a negative impact on our business, liquidity, financial condition, and/or results of operations. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies may be put into effect to deal with the spread of COVID-19, and changes in leisure, dining, and beverage consumption patterns. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	a general decline in economic or geopolitical conditions;

•	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•	a general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from stricter laws relating to driving while under the influence of alcohol;

•	the increased activity of anti-alcohol groups;

•	increased federal, state, provincial, and foreign excise, or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

•
increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax or changes to international trade agreements or tariffs;

•	inflation; and

•	wars, health epidemics or pandemics, quarantines, weather, and natural or man-made disasters.

Acquisition, divestiture, investment, and new product development strategies
From time to time, we acquire businesses, assets, or securities of companies that we believe will provide a strategic fit with our business. We integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations, and information systems. If the financial performance of our business, as supplemented by the assets and businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations. We may not effectively assimilate the business or product offerings of acquired companies into our business or within the anticipated costs or timeframes, retain key customers and suppliers or key employees of acquired businesses, or successfully implement our business plan for the combined business. In addition, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates and we may fail to realize fully anticipated cost savings, growth opportunities or other potential synergies. We cannot assure that the fair value of acquired businesses or investments will remain constant.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 20

PART I	ITEM 1A. RISK FACTORS	Table of Contents

We may also divest ourselves of businesses, assets, or securities of companies that we believe no longer provide a strategic fit with our business. We may provide various indemnifications in connection with the divestiture of businesses or assets. Divestitures of portions of our business may also result in costs stranded in our remaining business. Delays in developing or implementing plans to address such costs could delay or prevent the accomplishment of our financial objectives.

We have also acquired or retained ownership interests in companies which we do not control, such as our joint venture to operate a glass plant adjacent to our Nava Brewery, our interest in Canopy, and investments made through our corporate ventures capital function, and have acquired control of companies which we do not wholly own, such as our 75% interest in Nelson’s Green Brier. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business, or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us, among other matters, to pay certain costs, to make capital investments, to fulfill alone our joint venture partners’ obligations, or to purchase other parties’ interests. The internal control over financial reporting of entities which we consolidate but either do not control or do not wholly own, may not be as robust as our internal controls.

In calendar 2018 we increased our investment in Canopy and through exercise of our warrants in Canopy we may further increase our investment in the future. While we will not develop, distribute, manufacture, or sell cannabis products in the U.S., or anywhere else in the world, unless it is legally permissible to do so at all governmental levels in the particular jurisdiction, this investment could affect consumer perception of our existing brands and our reputation with various constituencies.

In addition, our continued success depends, in part, on our ability to develop new products such as our Corona Hard Seltzer. The launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands, and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

We cannot assure that we will realize the expected benefits of acquisitions, divestitures, or investments. We also cannot assure that our acquisitions, investments, or joint ventures will be profitable or that forecasts regarding acquisition, divestiture, or investment activities will be accurate or that the internal control over financial reporting of entities which we must consolidate as a result of our investment activities will be as robust as the internal control over financial reporting for our wholly-owned entities. Our failure to adequately manage the risks associated with acquisitions or divestitures, or the failure of an entity in which we have an equity or membership interest, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Sale of a portion of our wine and spirits business and sale of a portion of our craft beer business
As previously announced, we sold our Black Velvet Canadian Whisky business on November 1, 2019, and on March 2, 2020, we sold our Ballast Point craft beer brand and certain related assets, including a number of its associated production facilities and brewpubs. We also plan to enter into a revised definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities. We also plan to sell our Nobilo Wine brand, our Paul Masson brand and our concentrate business. The divestiture of these portions of our business will enable us to focus on our higher-margin, higher-growth wine and spirits brands. The New Wine and Spirits Transactions and Other Wine and Spirits Transactions are each subject to the satisfaction of certain closing conditions, including receipt of required regulatory clearances and governmental approvals, and the Nobilo Wine Transaction is subject to the closing of the Revised Wine and Spirits Transaction. We cannot guarantee any of these transactions will occur on the terms, conditions, or timetables that we currently anticipate. We intend to use the net proceeds from these transactions primarily to reduce our outstanding borrowings. A delay in completing these

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 21

PART I	ITEM 1A. RISK FACTORS	Table of Contents

transactions, or the failure to complete these transactions, could delay the accomplishment of our strategic and financial objectives and divert the attention of our management and other employees from their day to day business and operations in preparation for the transactions. Moreover, the New Wine and Spirits Transactions and Other Wine and Spirits Transactions will reduce the diversification of our portfolio. We may not fully realize the expected benefits of a portfolio of higher-end wine and spirits brands if we are not able to align our cost structures and operate the brand portfolio we have following the consummation of these transactions.

Our Canopy investments are dependent upon an emerging market and legal sales of cannabis products
The legal cannabis market is an emerging market. The legislative framework pertaining to the Canadian cannabis market, as well as cannabis markets in other countries, is uncertain. The success of the Canopy transactions will depend on, among other things, the ability of Canopy to create a strong platform for us to operate successfully in the cannabis market space and the presence of sufficient retail outlets. There are also concerns about health issues associated with certain types of form factors for cannabis products, such as those used in vaping. These issues may result in a less robust consumer demand for certain form factors. There is no assurance a robust cannabis consumer market will develop consistent with our expectations or that consumers will purchase any Canopy products.

A failure in the demand for Canopy’s products to materialize as a result of competition, consumer desire, competition from legal and illegal market entrants or other products, or other factors could have a material adverse effect on Canopy’s business, liquidity, financial condition, and/or results of operations. We have evaluated the Canopy Equity Method Investment as of February 29, 2020, and determined that there was not an other-than-temporary-impairment. Were that to occur, we may have to write-down the value of our investments in Canopy. As of February 29, 2020, the fair value indicates that the investment was impaired by $595.4 million. The changing legal landscape and the lack of consumer market data makes it difficult to predict the pace at which the cannabis market may grow, if at all, and the products that consumers will purchase in the cannabis marketplace.

For example, the Canadian Cannabis Act prohibits testimonials, lifestyle branding and packaging that is appealing to youth. The restrictions on advertising, marketing, and the use of logos and brand names could have a material adverse effect on Canopy’s business, liquidity, financial condition, and/or results of operations, and our investment in Canopy.

Additionally, Canopy must rely on its own market research to forecast sales as detailed forecasts may not be fully available at this early stage in the cannabis industry in Canada and globally. Market research relating to the adult-use recreational legal cannabis industry is in its early stages and, as such, trends can only be forecasted.

Dependence upon trademarks and proprietary rights, failure to protect our intellectual property rights
Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have been granted numerous trademark registrations covering our brands and products and have filed, and expect to continue to file, trademark applications seeking to protect newly developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. We could also, by omission, fail to timely renew or protect a trademark and our competitors could challenge, invalidate, or circumvent any existing or future trademarks issued to, or licensed by, us.

Financial Risks
Indebtedness
We have incurred indebtedness to finance investments and acquisitions, fund beer operations expansion and construction activities and repurchase shares of our common stock. In the future, we may continue to incur additional indebtedness to finance investments and acquisitions, repurchase shares of our stock, and fund other general corporate purposes, including beer operations expansion and construction activities. We cannot assure that our business will generate sufficient cash flow from operations to meet all our debt service requirements; return value to shareholders such as through

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 22

PART I	ITEM 1A. RISK FACTORS	Table of Contents

payment of dividends or repurchase of shares of our common stock; and fund our general corporate and capital requirements.

Our current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

•	our ability to obtain financing for future working capital needs or investments/acquisitions or other purposes may be limited;

•
our funds available for operations, expansions and construction, dividends, or other distributions, or stock repurchases may be reduced because we dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

•	our ability to conduct our business could be limited by restrictive covenants; and

•	our vulnerability to adverse economic conditions may be greater than less leveraged competitors and, thus, our ability to withstand competitive pressures may be limited.

Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments and a downgrade to our credit ratings. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Certain of our debt facilities also contain change of control provisions which, if triggered, may result in an acceleration of our obligation to repay the debt. In addition, certain of our current and future debt and derivative financial instruments have, or in the future, could have interest rates that are tied to reference rates, such as LIBOR or SOFR. The volatility and availability of such reference rates, including establishment of alternative reference rates, is out of our control. Changes to or the unavailability of such rates or the manner for calculation of such reference rates, could result in increases to the cost of our debt.

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

Changes to tax laws, fluctuations in our effective tax rate, accounting for tax positions and the resolution of tax disputes, and changes to accounting standards, elections, or assertions
The U.S. federal budget and individual state, provincial, local municipal budget deficits, or deficits in other governmental entities, could result in increased taxes on our products, business, customers, or consumers. Various proposals to increase taxes on beverage alcohol products have been made at the federal and state levels or at other governmental bodies in recent years. Federal, state, provincial, local, or foreign governmental entities may consider increasing taxes upon beverage alcohol products as they explore available alternatives for raising funds.

In addition, significant judgment is required to determine our effective tax rate and evaluate our tax positions. Our provision for income taxes includes a provision for uncertain tax positions. Fluctuations in federal, state, local, and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and our financial results. When tax matters arise, several years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter could increase our effective tax rate and resolution of a tax issue may require the use of cash in the year of resolution.

U.S. tax changes or changes in how international corporations are taxed, including changes in how existing tax laws are interpreted or enforced, or changes to accounting standards, elections or assertions could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 23

PART I	ITEM 1A. RISK FACTORS	Table of Contents

Securities measured at fair value
The value of the warrants and convertible debt we hold in Canopy through our subsidiaries is subject to the volatility of the market price of Canopy’s common stock. This volatility subjects our financial statements to volatility. The market price of Canopy’s common stock has experienced significant volatility, and that volatility may continue in the future and may also be subject to wide fluctuations in response to many factors beyond the control of Canopy, or of us. These factors include, but are not limited to:

•	actual or anticipated fluctuations in Canopy’s reported results of operations;

•	recommendations by securities analysts;

•	impact of COVID-19 on Canopy’s operations and revenues, on Canopy’s ability to access financial markets, and on the cannabis industry generally;

•	changes in the market valuations of companies in the industry in which Canopy operates;

•	announcement of developments and material events by Canopy or its competitors;

•	fluctuations in the costs of vital production materials and services;

•	addition or departure of Canopy executive officers or other key personnel;

•	news reports relating to trends, concerns, technological, or competitive developments, regulatory changes and other related issues in Canopy’s industry or target markets;

•	regulatory changes affecting the cannabis industry generally and Canopy’s business and operations; and

•	administrative obligations associated with Health Canada requirements and compliance with all associated rules and regulations including, but not limited to, the Canadian Cannabis Act.

We modified the terms of certain warrants we hold in Canopy to, among other things, extend the expiry of those warrants and extend the time period through which the value of those warrants and our financial statements are subject to the volatility of the market price of Canopy’s common stock. We currently account for our shares in Canopy under the equity method. We recognize our equity in Canopy’s earnings on a two-month lag primarily because of the availability of Canopy’s financial results since Canopy’s fiscal year ends annually March 31 while our fiscal year ends annually on the last day of February.

Intangible assets, such as goodwill and trademarks
We have a significant amount of intangible assets such as goodwill and trademarks and may acquire more intangible assets in the future. Intangible assets are subject to a periodic impairment evaluation under applicable accounting standards. We recently wrote down a portion of our craft beer business. The write-down of any of these intangible assets could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Canopy’s corporate governance
Canopy’s business is subject to evolving corporate governance and public disclosure regulations that may from time to time increase both Canopy’s compliance costs and the risk of its non-compliance. These include changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including, but not limited to, the Canadian Securities Administrators, the TSX, the International Accounting Standards Board, the SEC, and the NYSE. These rules continue to evolve in scope and complexity creating new requirements for Canopy. Canopy was previously exempt from certain NYSE corporate governance requirements because it was a foreign private issuer listed on the NYSE and registered with the SEC and was subject to Canadian requirements. When Canopy originally registered with the SEC, it did not need to test its internal control procedures to satisfy the requirements pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) that require management of Canopy to perform an annual assessment of the effectiveness of Canopy’s internal control over financial reporting and its registered public accounting firm to provide an attestation report as to the effectiveness of such controls. As of September 30, 2019, Canopy no longer met the test to qualify as a foreign private issuer and, effective April 1, 2020, Canopy must comply with all the NYSE corporate governance requirements and the SOX internal control procedures. The application of SOX to Canopy will require management of Canopy to perform an annual assessment of Canopy’s internal control over financial reporting and its

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 24

PART I	ITEM 1A. RISK FACTORS	Table of Contents

registered public accounting firm to conduct an independent assessment of the effectiveness of such controls. Canopy has disclosed a material weakness in internal controls over financial reporting. Canopy may not be able to remediate the material weakness timely. Also, Canopy’s internal controls may not be adequate, or Canopy may not be able to maintain adequate internal controls as required by SOX. Canopy may not be able to maintain effective internal controls over financial reporting on an ongoing basis if standards are modified, supplemented, or amended from time to time. If Canopy does not satisfy SOX requirements on an ongoing and timely basis, investors could lose confidence in the reliability of its financial statements, which could harm Canopy’s business and have a negative impact on the trading price or market value of Canopy securities. In addition, we record as equity in earnings our proportional share of Canopy’s results. We could have a material weakness in the event the proportional share of Canopy’s results that we record contains an error as a result of an error in Canopy’s financial statements that we do not detect.

Although we do not control Canopy, we do have significant influence over Canopy. Our amended and restated Investor Rights Agreement gives us the right to nominate four members of the Canopy Board of Directors. If we controlled Canopy, we would have to consolidate Canopy into our financial statements even though we do not wholly-own Canopy. If we have to consolidate Canopy into our financial statements and Canopy had a material weakness, we would inherit Canopy’s material weakness through consolidation. In such an event, even if Canopy’s financial statements were correct, the fact that Canopy had a material weakness could result in a material weakness for us.

Other Risks
Damage to our reputation
The success of our brands depends upon the positive image that consumers have of those brands and maintaining a good reputation is critical to selling our branded products. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales and our reputation. Our reputation could also be impacted negatively by public perception, adverse publicity (whether or not valid, such as the similarity of the name of certain of our brands or trademarks and a type of virus), negative comments in social media, or our responses relating to:

•	a perceived failure to maintain high ethical and environmental, social and governance (“ESG”) standards and practices for all our operations and activities;

•	a perceived failure to address concerns relating to the quality, safety, or integrity of our products;

•
allegations that we, or persons associated with us or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cyber-security;

•	our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or

•	efforts that are perceived as insufficient to promote the responsible use of alcohol or cannabis.

Failure to comply with federal, state, or local laws and regulations, maintain an effective system of internal controls, provide accurate and timely financial statement information, or protect our information systems against service interruptions, misappropriation of data, or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity and renew investor confidence.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 25

PART I	ITEM 1A. RISK FACTORS	Table of Contents

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

Control by the Sands family
Our Class B Common Stock is principally held by members of the Sands family, either directly or through entities controlled by members of the Sands family. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class 1 Common Stock generally do not have voting rights. The stock ownership of the Sands family and entities controlled by members of the Sands family represents a majority of the combined voting power of all classes of our common stock as of April 15, 2020, voting as a single class. Consequently, the Sands family has the power to elect a majority of our directors and approve actions requiring the approval of the stockholders of the Company voting as a single class. In addition, if significant stock indices decide to prohibit the inclusion of companies with dual class structures, the price of our Class A Common Stock could be negatively impacted and could become more volatile.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 26

PART I	OTHER KEY INFORMATION	Table of Contents

ITEM 2. PROPERTIES

We operate breweries, wineries, distilling plants, and bottling plants, many of which include warehousing and distribution facilities on the premises, and through a joint venture, we operate a glass production plant. In addition to our material properties described below, certain of our businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.

Our corporate headquarters are located in leased offices in Victor, New York. Our segments also maintain leased office spaces in other locations in the U.S. and internationally.

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Wine and Spirits segment, we have adequate capacity to meet our needs for the foreseeable future. Within the Beer segment, we have adequate capacity to meet our current needs and we have undertaken activities to increase our production capacity to address our anticipated future demand. As of February 29, 2020, our material properties by segment, all of which are owned, unless otherwise noted, consist of:

Beer	Wine and Spirits
Breweries
●  Compañía Cervecera de Coahuila in Nava, Coahuila, Mexico
●  Compañía Cervecera de Obregón in Obregon, Sonora, Mexico

Glass production plant
●  Industria Vidriera de Coahuila in Nava, Coahuila, Mexico (1)

Wineries
●  Canandaigua Winery in Canandaigua, New York, U.S. (2)
●  Gonzales Winery in Gonzales, California, U.S.
●  Mission Bell Winery in Madera, California, U.S. (2)
●  Woodbridge Winery in Acampo, California, U.S.
●  Drylands Winery in Marlborough, South Island, New Zealand

Warehouse, distribution, and other production facilities
●  Lodi Distribution Center in Lodi, California, U.S. (3)
●  Pontassieve Winery in Florence, Italy

(1)	The glass production plant in Nava, Coahuila, Mexico is owned and operated by an equally-owned joint venture with Owens-Illinois and is located adjacent to our Nava Brewery.

(2)
In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities. The transaction will include two of our material Wine and Spirits segment properties: the Canandaigua Winery and the Mission Bell Winery. For further information about this transaction, refer to “Recent Developments” in MD&A and Note 2 of the Notes to the Financial Statements.

(3)	The distribution center in Lodi, California is a leased facility.

Within our Wine and Spirits segment, as of February 29, 2020, we owned, leased, or had interests in approximately 11,600 acres of vineyards in California (U.S.), 6,800 acres of vineyards in New Zealand, and 1,300 acres of vineyards in Italy.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of their business, the Company and its subsidiaries are subject to lawsuits, arbitrations, claims, and other legal proceedings in connection with their business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. Management believes that the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and that the outcome of these pending proceedings is not likely to have a

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 27

PART I	OTHER KEY INFORMATION	Table of Contents

material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.

Regulatory Matters – The Company and its subsidiaries are in discussions with various governmental agencies concerning matters raised during regulatory examinations or otherwise subject to such agencies’ inquiry. These matters could result in censures, fines, or other sanctions. Management believes the outcome of any pending regulatory matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. However, the Company is unable to predict the outcome of these matters.

As previously reported in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended August 31, 2019 and November 30, 2019, on August 21, 2019, Industria Vidriera de Coahuila, S. de R.L. de C.V. (“IVC”), the Mexican subsidiary of a consolidated joint venture of the Company, received from the Procuraduria de Protección al Ambiente de Coahuila (“PROPAEC”) notification of an enforcement action for violations of certain laws in the Mexican state of Coahuila de Zaragoza regulating the discharge of wastewater into the environment. The notification was based on PROPAEC’s evaluation of IVC’s May 22, 2019 response to allegations arising from an inspection of IVC’s facility originally conducted by PROPAEC on April 12, 2018. The allegations against IVC consisted of the discharge of wastewater from evaporators without PROPAEC’s authorization and associated recordkeeping violations under relevant state environmental regulations. On September 19, 2019, IVC paid a penalty of MXN$2,196,740 (approximately $113,000) and related tax of MXN$494,267 (approximately $25,000). The Company believes this matter is fully settled.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock and Class B Common Stock trade on the New York Stock Exchange® (“NYSE”) under the symbols STZ and STZ.B, respectively. There is no public trading market for our Class 1 Common Stock. At April 15, 2020, the number of holders of record of our Class A Common Stock, Class B Common Stock, and Class 1 Common Stock were 517, 97, and 13, respectively.

For information regarding dividends and share repurchase programs, see MD&A.

For information on securities authorized for issuance under our equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Item 12. of this Annual Report on Form 10-K.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 28

PART II	OTHER KEY INFORMATION	Table of Contents

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with MD&A and our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K (the “Financial Statements”).

	For the Years Ended
	February 29, 2020 (1)	February 28, 2019	February 28, 2018	February 28, 2017 (2)	February 29, 2016
(in millions, except per share data)
Sales	$9,113.0	$8,884.3	$8,322.1	$8,051.2	$7,223.8
Excise taxes	(769.5)	(768.3)	(741.8)	(730.1)	(675.4)
Net sales	8,343.5	8,116.0	7,580.3	7,321.1	6,548.4
Cost of product sold (3)	(4,191.6)	(4,035.7)	(3,767.8)	(3,802.1)	(3,606.1)
Gross profit	4,151.9	4,080.3	3,812.5	3,519.0	2,942.3
Selling, general, and administrative expenses (4)	(1,621.8)	(1,668.1)	(1,532.7)	(1,392.4)	(1,177.2)
Impairment of assets held for sale	(449.7)	—	—	—	—
Gain (loss) on sale of business	74.1	—	—	262.4	—
Operating income (loss)	2,154.5	2,412.2	2,279.8	2,389.0	1,765.1
Income (loss) from unconsolidated investments (5) (6) (7)	(2,668.6)	2,101.6	487.2	27.3	51.1
Interest expense	(428.7)	(367.1)	(332.0)	(333.3)	(313.9)
Loss on extinguishment of debt (8)	(2.4)	(1.7)	(97.0)	—	(1.1)
Income (loss) before income taxes	(945.2)	4,145.0	2,338.0	2,083.0	1,501.2
(Provision for) benefit from income taxes (9)	966.6	(685.9)	(22.7)	(550.3)	(440.6)
Net income (loss)	21.4	3,459.1	2,315.3	1,532.7	1,060.6
Net (income) loss attributable to noncontrolling interests	(33.2)	(23.2)	(11.9)	(4.1)	(5.7)
Net income (loss) attributable to CBI	$(11.8)	$3,435.9	$2,303.4	$1,528.6	$1,054.9

Net income (loss) per common share attributable to CBI:
Basic – Class A Common Stock	$(0.07)	$18.24	$11.96	$7.76	$5.42
Basic – Class B Convertible Common Stock	$(0.07)	$16.57	$10.86	$7.04	$4.92
Diluted – Class A Common Stock	$(0.07)	$17.57	$11.47	$7.49	$5.18
Diluted – Class B Convertible Common Stock	$(0.07)	$16.21	$10.59	$6.90	$4.79

Cash dividends declared per common share:
Class A Common Stock	$3.00	$2.96	$2.08	$1.60	$1.24
Class B Convertible Common Stock	$2.72	$2.68	$1.88	$1.44	$1.12

Total assets	$27,323.2	$29,231.5	$20,538.7	$18,602.4	$16,695.0

Long-term debt, including current maturities	$11,945.7	$12,825.0	$9,439.9	$8,631.6	$7,672.9

(1)
Includes an impairment of long-lived assets held for sale in connection with the New Wine and Spirits Transactions, Other Wine and Spirits Transactions, and the Ballast Point Transaction (refer to Notes 2 and 7 of the Notes to the Financial Statements for additional discussion). Additionally, in November 2019, we sold the Black Velvet Canadian Whisky business and recognized a net gain on sale of business (refer to Note 2 of the Notes to the Financial Statements for additional discussion).

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 29

PART II	OTHER KEY INFORMATION	Table of Contents

(2)	In December 2016, we sold the Wine and Spirits Canadian wine business and recognized a net gain on sale of business.

(3)
Includes a loss on inventory write-downs of $102.9 million in connection with the wine and spirits optimization activities for the year ended February 29, 2020 (refer to Note 2 of the Notes to the Financial Statements for additional discussion).

(4)
Includes impairment of intangible assets of $11.0 million, $108.0 million, $86.8 million, and $46.0 million for the years ended February 29, 2020, February 28, 2019, February 28, 2018, and February 28, 2017, respectively (refer to Note 7 of the Notes to the Financial Statements for additional discussion).

(5)
Includes a net gain in connection with the sale of our Accolade Wine Investment of $99.8 million for the year ended February 28, 2019 (refer to Note 2 of the Notes to the Financial Statements for additional discussion).

(6)
Includes unrealized net gain (loss) from the changes in fair value of the Canopy securities measured at fair value of $(2,126.4) million, $1,971.2 million, and $464.3 million for the years ended February 29, 2020, February 28, 2019, and February 28, 2018, respectively (refer to Note 7 of the Notes to the Financial Statements for additional discussion).

(7)
Includes equity in earnings (losses) from Canopy of $(575.9) million and $(2.6) million for the years ended February 29, 2020, and February 28, 2019, respectively (refer to Note 10 of the Notes to the Financial Statements for additional discussion).

(8)
Consists of a make-whole payment of $73.6 million in connection with the early redemption of our April 2012 senior notes and the write-off of debt issuance costs of $23.4 million in connection with prior-to-maturity repayments of various debt obligations for the year ended February 28, 2018 (refer to Note 13 of the Notes to the Financial Statements for additional discussion).

(9)
Includes a net income tax benefit of $547.4 million for the year ended February 29, 2020, resulting from the remeasurement of our deferred tax assets in connection with the enactment of tax reform in Switzerland and a provisional net income tax benefit of $351.2 million for the year ended February 28, 2018, associated with the enactment of the TCJ Act (refer to Note 14 of the Notes to the Financial Statements for additional discussion).

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 30

PART II	ITEM 7. MD&A	Table of Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statement presented. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Liquidity and Capital Resources” located in our Form 10-K for the fiscal year ended February 28, 2019, filed on April 23, 2019, for reference to discussion of the fiscal year ended February 28, 2018, the earliest of the three fiscal years presented. This MD&A, which should be read in conjunction with our Financial Statements, provides additional information on our businesses, current developments, financial condition, cash flows, and results of operations. It is organized as follows:

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

•
Financial liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, and commitments. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

We are an international beverage alcohol company with a broad portfolio of consumer-preferred high-end imported beer brands, and higher-end wine and spirits brands. Many of our products are recognized as leaders in their respective categories. We are one of the leading U.S. growth drivers at retail among beverage alcohol suppliers. In the U.S. market, we are the third-largest beer company and a leading higher-end wine company.

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

In the Beer segment, our portfolio consists of high-end imported and craft beer and alternative beverage alcohol brands. We have an exclusive perpetual brand license to import, market, and sell our

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 31

PART II	ITEM 7. MD&A	Table of Contents

Mexican beer portfolio in the U.S. In the Wine and Spirits segment, our portfolio includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The new business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

STRATEGY

Our overall strategy is to drive industry-leading growth, build unrivaled shareholder value, and shape the future of our industry by building brands that people love. We believe sharing a toast, unwinding after a day, celebrating milestones, and helping people connect, is Worth Reaching For. We position our portfolio to benefit from the consumer-led trend towards premiumization, which we believe will continue to result in faster growth rates in the higher-end of the beer, wine, and spirits categories. We focus on developing our expertise in consumer insights and category management, as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we focus on targeted acquisitions of, and investments in, businesses that are higher-margin, higher-growth, consumer-led, have a low integration risk, and/or fill a gap in our portfolio. We also strive to identify, meet, and stay ahead of evolving consumer trends and market dynamics (see “Investments, Acquisitions, and Divestitures – Canopy Investments” below).

We strive to strengthen our portfolio of higher-end beer, wine, and spirits brands and differentiate ourselves through:

•	leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio;

•	strengthening relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;

•	investing in brand building and innovation activities;

•	positioning ourselves for success with consumer-led products that identify, meet, and stay ahead of evolving consumer trends and market dynamics;

•	realizing operating efficiencies through expanding and enhancing production capabilities and maximizing asset utilization; and

•	developing employees to enhance performance in the marketplace.

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 32

PART II	ITEM 7. MD&A	Table of Contents

Additionally, we are continuing to invest to expand our brewery operations in Obregon, Sonora, Mexico, where expansion is expected to be completed by the end of Fiscal 2021, although containment actions associated with COVID-19 may alter that timeline. See “Capital Expenditures” below for discussion of a recent public consultation on construction of a new brewery in Mexicali, Baja California, Mexico. Expansion, construction, and optimization efforts continue under our previously-announced Mexico Beer Expansion Projects (as defined below in “Capital Expenditures”) to align with our anticipated future growth expectations (see “Capital Expenditures” below).

Our business strategy for the Wine and Spirits segment is to build an industry-leading portfolio of higher-end wine and spirits brands. We are investing to meet the evolving needs of consumers; building brands through consumer insights, sensory expertise, and innovation; and refreshing existing brands, as we continue to focus on moving our branded wine and spirits portfolio towards a higher-margin, higher-growth portfolio of brands. We dedicate a large share of our sales and marketing resources to well-known wine and spirits brands sold in the U.S., which comprise the U.S. Power Brands as they represent a majority of our U.S. wine and spirits revenue and profitability, and generally hold strong positions in their respective price categories. We focus our innovation and investment dollars on those brands within our portfolio which position us to benefit from the consumer-led trend towards premiumization. Additionally, in connection with the New Wine and Spirits Transactions, Other Wine and Spirits Transactions, and the Black Velvet Divestiture, we expect to optimize the value of our wine and spirits portfolio by driving increased focus on our higher-end Power Brands to accelerate growth and improve overall operating margins. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

Recent Developments

COVID-19
We have an existing Crisis Management Committee that has been closely monitoring the impact of the novel strain of a virus, COVID-19, on our Company and our workforce since January 2020. In March 2020, the World Health Organization (“WHO”) recognized COVID-19 as a pandemic. COVID-19 has severely restricted the level of economic activity around the world. In response to COVID-19, the governments of many countries, states, cities, and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 33

PART II	ITEM 7. MD&A	Table of Contents

limit or forgo their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. In most of our locations, the beverage alcohol industry has been classified as an essential business and as such we are still able to produce and sell our products. COVID-19 has affected us primarily in the reduction of depletion volume on our products in the on-premise business due to shelter in place mandates and bar and restaurant closures. The on-premise business has historically been about 10% to 15% of our depletion volume for beer, wine, and spirits.

Currently, our major breweries, wineries, and bottling facilities are still operating but, in some instances, at lower production levels than planned. We have closed all hospitality, tasting rooms, retail, restaurants, and other non-essential public facilities. However, our supply chains and distribution channels have not been materially impacted and we have adequate supply of products to meet forecasted demand. The March 2020 closure of the U.S. and Mexico border to non-essential travel does not impact the movement of commercial products including the products we manufacture in Mexico and import to the U.S.

We have implemented various measures to reduce the spread of the virus including working from home, restricting visitors to our production locations, splitting our production workforces, reducing the on-site production workforce levels, screening workers before they enter facilities, implementing social distancing, and encouraging employees to adhere to prevention measures recommended by the Center for Disease Control (“CDC”) and the WHO. Since our non-production workforce is able to work remotely using various technology tools, we are able to maintain our operations and internal controls over financial reporting and disclosures.

At this time, we are not able to estimate the long-term impact of COVID-19 on our business, financial condition, results of operations, and/or cash flow. We believe we have sufficient liquidity available from operating cash flow, cash on hand, and availability under our $2.0 billion revolving credit facility. We expect to have continued access to capital markets and to continue to return value to shareholders.

New Wine and Spirits Transactions
In April 2019, we entered into a definitive agreement with E. & J. Gallo Winery (“Gallo”) to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities.

In December 2019, we agreed to revise and supersede the Wine and Spirits Transaction. The revisions to the transaction address competitive concerns raised by the FTC specifically related to the sparkling wine, brandy, dessert wine, and concentrate categories. As a result, the brands Cook’s California Champagne, J. Roget American Champagne, Paul Masson Grande Amber Brandy, and our concentrate business will be excluded from the transaction with Gallo resulting in an adjusted transaction price of approximately $843 million, with the potential to earn an incremental $250 million of contingent consideration if certain brand performance provisions are met over a two-year period after closing. The Revised Wine and Spirits Transaction is expected to close around the end of first quarter of fiscal 2021, and is subject to required regulatory clearances and governmental review and approval. Additionally, in a separate, but related, transaction we agreed that upon execution and delivery of a definitive agreement for the Revised Wine and Spirits Transaction, we would enter into an agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets for $130 million to Gallo. The Nobilo Wine Transaction is expected to close by the end of second quarter of fiscal 2021 and is subject to FTC and New Zealand regulatory review and approval. Completion of the Nobilo Transaction is also conditioned on completion of the Revised Wine and Spirits Transaction. We expect to use the net cash proceeds from the New Wine and Spirits Transactions primarily to reduce outstanding borrowings. The New Wine and Spirits Transactions are consistent with our strategic focus on higher-margin, higher-growth brands.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 34

PART II	ITEM 7. MD&A	Table of Contents

We have communicated our intent to retain the brands Cook’s California Champagne and J. Roget American Champagne contemplated under the Wine and Spirits Transaction and the FTC is currently reviewing our business plans to support these brands in the future.

Other Wine and Spirits Transactions
We are pursuing other opportunities to divest the Paul Masson Grande Amber Brandy brand and concentrate business excluded from the Revised Wine and Spirits Transaction to companies with more aligned business strategies.

In connection with the New Wine and Spirits Transactions and the Other Wine and Spirits Transactions, we have wine and spirits net assets of $1,072.4 million that have met the held for sale criteria as of February 29, 2020.

Selected financial information included in our results of operations for the portion of the business that we expect will no longer be part of our consolidated results after the closing of the New Wine and Spirits Transactions and Other Wine and Spirits Transactions is as follows:

	Net Sales	Gross Profit	Marketing (1)
(in millions)
Fiscal 2020
Wine and Spirits segment results	$875	$336	$18

(1)	This expense is included in selling, general, and administrative expenses within our consolidated results of operations.

For additional information regarding the New Wine and Spirits Transactions and the Other Wine and Spirits Transactions, refer to Note 2 of the Notes to the Financial Statements.

Ballast Point Transaction
In March 2020, we sold the Ballast Point craft beer business, including a number of its associated production facilities and brewpubs. This divestiture is consistent with our strategic focus on our high-performing import portfolio and upcoming new product introductions. For additional information regarding the Ballast Point Transaction, refer to Note 2 of the Notes to the Financial Statements.

Primarily in connection with the Ballast Point Transaction, we have beer net assets of $45.3 million that met the held for sale criteria as of February 29, 2020.

Canopy production optimization
In March 2020, Canopy announced its plans to close two Canadian greenhouse facilities as part of its efforts to align supply and demand while improving production efficiencies over time. In April 2020, Canopy announced its plans to close an additional Canadian greenhouse facility, exit its operations in Africa, and reduce Latin America and United States cultivation activities. Canopy expects to record an estimated pre-tax loss of approximately C$700 million to C$800 million in their fourth quarter fiscal 2020 results from the facilities closures as well as other changes related to its organizational and strategic review. We will record our proportional share of Canopy’s estimated pre-tax loss of approximately C$245 million to C$280 million, in our first quarter fiscal 2021 results.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 35

PART II	ITEM 7. MD&A	Table of Contents

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

We recognized an unrealized net gain (loss) from the changes in fair value of these investments accounted for at fair value in income (loss) from unconsolidated investments, as follows:

Date of Investment	Investment	Fiscal 2020	Fiscal 2019
(in millions)
Nov 2017	Common shares (1)	$—	$292.5
Nov 2017	Warrants	(543.7)	465.5
June 2018	Convertible debt securities	(94.6)	55.5
Nov 2018	Warrants (3)	(1,488.1)	1,157.7
		$(2,126.4)	$1,971.2

(1)
Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018 (see Note 10 of the Notes to the Financial Statements).

(2)
Includes $17.2 million of direct acquisition costs capitalized under the equity method cost accumulation model. Excludes $7.3 million of direct acquisition costs associated with the investment in warrants which are expensed as incurred in selling, general, and administrative expenses.

(3)
In June 2019, the Canopy Shareholders approved the modification of the terms of the November 2018 Canopy Warrants. For additional information refer to Note 10 of the Notes to the Financial Statements. Fiscal 2020 includes a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.

We expect the value of the Canopy investments accounted for at fair value to be volatile in future periods. We evaluated the Canopy investments as of February 29, 2020, and determined that there was not an other-than-temporary-impairment. Additionally, since November 1, 2018, we recognize equity in earnings (losses) and related activities for our Canopy Equity Method Investment on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) from January through December 2019, in our Fiscal 2020 results. We recognized our share of Canopy’s losses from November and December 2018, in our Fiscal 2019 results. We expect Canopy’s earnings to be volatile in future periods.

As of February 29, 2020, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our November 2017 Canopy Warrants, New November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Call Option, would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 36

PART II	ITEM 7. MD&A	Table of Contents

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

Wine and Spirits Segment
Black Velvet Divestiture
On November 1, 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory at a transaction value of $266.3 million. Accordingly, our consolidated results of operations include the results of operations of our Canadian whisky business through the date of divestiture. We received cash proceeds of $269.7 million, subject to estimated working capital adjustments. This divestiture is consistent with our strategic focus on higher-margin, higher-growth brands. We recognized a net gain of $74.1 million on the sale of the business for the year ended February 29, 2020.

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

Sale of Accolade Wine Investment
In May 2018, we completed the sale of our remaining interest in our previously-owned Australian and European business for A$149.1 million, or $113.6 million. We received cash proceeds, net of direct costs to sell, of $111.7 million. This interest consisted of an investment accounted for under the cost method and AFS debt securities. We recognized net gains of $0.4 million and $99.8 million in connection with this transaction for the years ended February 29, 2020, and February 28, 2019, respectively. These net gains are included in income from unconsolidated investments.

For additional information on these recent developments, investments, acquisitions, and divestitures refer to Notes 2, 7, and 10 of the Notes to the Financial Statements.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 37

PART II	ITEM 7. MD&A	Table of Contents

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

References to organic throughout the following discussion exclude the impact of divested brand activity in connection with the Black Velvet Divestiture (wine and spirits), as appropriate.

Financial Highlights for Fiscal 2020:

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

•
Operating income (loss) decreased 11% largely due to an impairment of long-lived assets held for sale primarily in connection with the New Wine and Spirits Transactions and restructuring and other strategic business development costs incurred in connection with ongoing efforts to gain efficiencies and reduce our cost structure primarily within the Wine and Spirits segment, partially offset by the net sales volume growth and favorable impact from pricing within our Mexican beer portfolio and a net gain related to the Black Velvet Divestiture.

•
Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI decreased significantly primarily due to an unrealized net loss on our investments in Canopy for Fiscal 2020, as compared with an unrealized net gain from the changes in fair value on our investments for Fiscal 2019, partially offset by a net income tax benefit recognized as a result of tax reform enacted in Switzerland.

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 38

PART II	ITEM 7. MD&A	Table of Contents

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Fiscal 2020	Fiscal 2019
(in millions)
Cost of product sold
Strategic business development costs	$(124.5)	$(6.0)
Net gain (loss) on undesignated commodity derivative contracts	(49.0)	1.8
Accelerated depreciation	(7.6)	(8.9)
Flow through of inventory step-up	(1.5)	(4.9)
Settlements of undesignated commodity derivative contracts	11.7	(8.6)
Recovery of (loss on) inventory write-down	8.6	(3.3)
Total cost of product sold	(162.3)	(29.9)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(25.3)	(17.1)
Impairment of intangible assets	(11.0)	(108.0)
Transaction, integration, and other acquisition-related costs	(9.2)	(10.2)
Net gain (loss) on foreign currency derivative contracts associated with acquisition of investment	—	(32.6)
Deferred compensation	—	(16.3)
Other gains (losses)	5.5	10.1
Total selling, general, and administrative expenses	(40.0)	(174.1)

Impairment of assets held for sale	(449.7)	—

Gain (loss) on sale of business	74.1	—
Comparable Adjustments, Operating income (loss)	$(577.9)	$(204.0)

Income (loss) from unconsolidated investments	$(2,480.1)	$2,084.9

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 39

PART II	ITEM 7. MD&A	Table of Contents

Inventory Step-Up
In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventories on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired business prior to acquisition.

Recovery of (Loss on) Inventory Write-Down
We recognized a reimbursement from our insurance carriers for losses recognized on the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires (Fiscal 2020). We recognized a loss on the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires (Fiscal 2019). For additional information, refer to Note 17 of the Notes to the Financial Statements.

Selling, General, and Administrative Expenses
Restructuring and Other Strategic Business Development Costs
We recognized costs primarily in connection with (i) costs from our ongoing efforts to gain efficiencies and reduce our cost structure in connection with a program intended to optimize the Wine and Spirits segment (Fiscal 2020) and (ii) costs recognized in connection with the development of a program specifically intended to identify opportunities for further streamlining of processes and improving capabilities, linking strategy with execution, prioritizing resources, and enabling a new ERP system.

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

Other Gains (Losses)
We recognized other gains (losses) primarily in connection with (i) a gain on the remeasurement of our previously held equity interest in Nelson’s Green Brier to the acquisition-date fair value (Fiscal 2020), (ii) an increase in estimated fair value of a contingent liability associated with a prior period acquisition (Fiscal 2020), (iii) recognition of previously deferred gain upon release of a related guarantee (Fiscal 2020), and (iv) a gain primarily in connection with the sale of certain non-core assets (Fiscal 2019).

Impairment of Assets Held for Sale
We recognized an impairment of long-lived assets held for sale in connection with the New Wine and Spirits Transactions, Other Wine and Spirits Transactions, and the Ballast Point Transaction.

Gain (Loss) on Sale of Business
We recognized a net gain on sale of the Black Velvet Canadian Whisky business.

Income (Loss) from Unconsolidated Investments
We recognized an unrealized gain (loss) primarily from (i) the changes in fair value of our securities measured at fair value, (ii) the increase in fair value resulting from the June 2019 modification

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 40

PART II	ITEM 7. MD&A	Table of Contents

of the terms of the November 2018 Canopy Warrants (Fiscal 2020), (iii) equity in earnings (losses) from Canopy’s results of operations and related activities, and (iv) a net gain in connection with the sale of our Accolade Wine Investment (Fiscal 2019). For additional information, refer to Notes 7, 10, and 23 of the Notes to the Financial Statements.

Net Sales

	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
(in millions)
Beer	$5,615.9	$5,202.1	$413.8	8%
Wine and Spirits:
Wine	2,367.5	2,532.5	(165.0)	(7%)
Spirits	360.1	381.4	(21.3)	(6%)
Total Wine and Spirits	2,727.6	2,913.9	(186.3)	(6%)
Canopy	290.2	48.6	241.6	NM
Consolidation and Eliminations	(290.2)	(48.6)	(241.6)	NM
Consolidated net sales	$8,343.5	$8,116.0	$227.5	3%

NM = Not Meaningful

Beer Segment	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$5,615.9	$5,202.1	$413.8	8%

Shipment volume	311.9	294.1		6.1%

Depletion volume (1)				7.5%

(1)	Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is primarily due to $330.9 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, increased marketing spend, and new product introductions; and a $118.4 million favorable impact from pricing in select markets within our Mexican beer portfolio. The increase was partially offset by a decline of $25.2 million in craft beer net sales. The shipment volume timing benefit that occurred at the end of Fiscal 2019 reversed in Fiscal 2020.

Wine and Spirits Segment	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,727.6	$2,913.9	$(186.3)	(6%)

Shipment volume
Total	53.6	58.5		(8.4%)
Organic (2)	53.6	57.8		(7.3%)

U.S. Domestic	49.5	54.4		(9.0%)
Organic U.S. Domestic (2)	49.5	53.7		(7.8%)

U.S. Domestic Power Brands	23.0	23.4		(1.7%)

Depletion volume (1)
U.S. Domestic (2)				(5.2%)
U.S. Domestic Power Brands				1.9%

(2)	Includes an adjustment to remove volume associated with the Black Velvet Divestiture for the period November 1, 2018, through February 28, 2019.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 41

PART II	ITEM 7. MD&A	Table of Contents

The decrease in Wine and Spirits net sales is primarily due to (i) $193.0 million decline in branded wine and spirits volume and (ii) $26.0 million decrease in net sales from the Black Velvet Divestiture, partially offset by (i) $20.0 million of favorable product mix shift and (ii) $7.7 million favorable impact from pricing. The Wine and Spirits Fiscal 2020 results have been negatively impacted by transition activities with distributors who are repositioning for ownership of brands upon closing the New Wine and Spirits Transactions and the Black Velvet Divestiture.

Canopy Segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included and subsequently eliminated in order to reconcile to our consolidated financial statements. Canopy segment amounts reflect twelve months of activity for Fiscal 2020 as compared with two months of activity for Fiscal 2019, due to the timing of the November 2018 Canopy Investment. See “Income (Loss) from Unconsolidated Investments” below for a discussion of Canopy’s net sales, gross profit (loss), selling, general, and administrative expenses, and operating income (loss).

Gross Profit

	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
(in millions)
Beer	$3,125.2	$2,830.7	$294.5	10%
Wine and Spirits	1,189.0	1,279.5	(90.5)	(7%)
Canopy	45.4	11.2	34.2	NM
Consolidation and Eliminations	(45.4)	(11.2)	(34.2)	NM
Comparable Adjustments	(162.3)	(29.9)	(132.4)	NM
Consolidated gross profit	$4,151.9	$4,080.3	$71.6	2%

The increase in Beer is primarily due to $183.4 million of volume growth, $118.4 million of favorable impact from pricing, and $17.5 million of lower cost of product sold for our Mexican beer business, partially offset by a decline of $14.0 million in our craft beer portfolio. The lower cost of product sold is largely due to foreign currency transactional benefits of $24.2 million and decreased operational costs of $3.9 million, partially offset by increased warehousing and transportation costs of $10.6 million.

The decrease in Wine and Spirits is largely due to (i) $83.1 million of decline in branded wine and spirits volume, (ii) $27.2 million higher cost of product sold, and (iii) $12.3 million decrease in gross profit from the Black Velvet Divestiture, partially offset by $27.3 million of favorable product mix shift. The higher cost of product sold is largely attributable to higher grape raw material and processing costs as well as increased transportation costs.

Gross profit as a percent of net sales decreased to 49.8% for Fiscal 2020 compared with 50.3% for Fiscal 2019. This was largely due to an unfavorable change of 155 basis points in Comparable Adjustments and higher cost of product sold within the Wine and Spirits segment, which resulted in approximately 30 basis points of rate decline, partially offset by rate growth from (i) the favorable impact from Beer pricing in select markets, which contributed approximately 70 basis points, (ii) favorable impact from Wine and Spirits product mix shift, which resulted in 20 basis points, (iii) lower cost of product sold within the Beer segment, which resulted in 20 basis points of rate growth, and (iv) favorable volume growth from Beer which resulted in approximately 20 basis points.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 42

PART II	ITEM 7. MD&A	Table of Contents

Selling, General, and Administrative Expenses

	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
(in millions)
Beer	$877.3	$787.8	$89.5	11%
Wine and Spirits	480.6	508.3	(27.7)	(5%)
Corporate Operations and Other	223.9	197.9	26.0	13%
Canopy	731.2	93.9	637.3	NM
Consolidation and Eliminations	(731.2)	(93.9)	(637.3)	NM
Comparable Adjustments	40.0	174.1	(134.1)	(77%)
Consolidated selling, general, and administrative expenses	$1,621.8	$1,668.1	$(46.3)	(3%)

The increase in Beer is primarily due to an increase of $76.0 million in marketing spend and $13.7 million in general and administrative expenses. The increase in marketing spend is due to planned investment to support the growth of our Mexican beer portfolio, including support of the new product introductions. The increase in general and administrative expenses is largely driven by increased headcount supporting the growth of the business, partially offset by favorable foreign currency transaction gains.

The decrease in Wine and Spirits is largely due to a decrease of $19.4 million in general and administrative expenses. The decrease in general and administrative expenses is driven by certain cost saving initiatives including decreased compensation and benefits.

The increase in Corporate Operations and Other is due to an increase of approximately $17 million in insurance related costs, $13 million in compensation and benefits, and higher information technology costs supporting the implementation of our new ERP system, partially offset by a reduction in consulting costs.

Selling, general, and administrative expenses as a percent of net sales decreased to 19.4% for Fiscal 2020 as compared with 20.6% for Fiscal 2019. The decrease is driven largely by (i) a favorable change of 170 basis points in Comparable Adjustments. The rate decline was offset by an increase in Corporate Operations and Other and Beer selling, general, and administrative expenses, which resulted in approximately 30 basis points and 10 basis points of rate growth, respectively.

Operating Income (Loss)

	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
(in millions)
Beer	$2,247.9	$2,042.9	$205.0	10%
Wine and Spirits	708.4	771.2	(62.8)	(8%)
Corporate Operations and Other	(223.9)	(197.9)	(26.0)	(13%)
Canopy	(685.8)	(82.7)	(603.1)	NM
Consolidation and Eliminations	685.8	82.7	603.1	NM
Comparable Adjustments	(577.9)	(204.0)	(373.9)	NM
Consolidated operating income	$2,154.5	$2,412.2	$(257.7)	(11%)

The increase in Beer is primarily attributable to the strong volume growth and favorable pricing impact, partially offset by the planned increase in marketing spend combined with the decline in craft beer.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 43

PART II	ITEM 7. MD&A	Table of Contents

The decrease in Wine and Spirits was driven largely by the decline in branded wine and spirits volume, higher cost of product sold, and the impact from the Black Velvet Divestiture partially offset by the favorable impact of product mix shift, lower general and administrative expenses, and the favorable impact from pricing.

As previously discussed, the Corporate Operations and Other increase in operating loss is due to increased insurance, compensation and benefits, and information technology costs, partially offset by a reduction in consulting costs.

Income (Loss) From Unconsolidated Investments
General
Income (loss) from unconsolidated investments decreased to $(2,668.6) million for Fiscal 2020 from $2,101.6 million for Fiscal 2019, a decrease of $4,770.2 million. This decrease is driven largely by an unrealized net loss of $2,126.4 million for Fiscal 2020, which consists of an unrealized net loss from the changes in fair value of our securities measured at fair value of $3,302.4 million, partially offset by an unrealized gain of $1,176.0 million from the June 2019 modification of the terms of the November 2018 Canopy Warrants, as compared with an unrealized net gain of $1,971.2 million recognized for Fiscal 2019. Fiscal 2020 was also negatively impacted by $575.9 million of equity in losses from Canopy’s results of operations, and related activities, while Fiscal 2019 benefited from a net gain in connection with the sale of our Accolade Wine Investment of $99.8 million.

Canopy Segment
Canopy’s Fiscal 2020 net sales; gross profit (loss); selling, general, and administrative expenses; and operating income (loss) are not comparable against Fiscal 2019 due the timing of the November 2018 Canopy Investment and recognizing equity in earnings (losses) and related activities on a two-month lag. We have recognized twelve months of activity for Fiscal 2020 as compared with two months of activity for Fiscal 2019.

Interest Expense
Interest expense increased to $428.7 million for Fiscal 2020 from $367.1 million for Fiscal 2019, an increase of $61.6 million, or 17%. This increase is predominantly due to higher average borrowings of approximately $1.7 billion primarily attributable to the November 2018 Canopy Transaction.

(Provision For) Benefit From Income Taxes
Our effective tax rate for Fiscal 2020 was 102.3% of tax benefit as compared with 16.5% of tax expense for Fiscal 2019. The change in effective tax rate was driven primarily by the recognition of a $547.4 million net income tax benefit resulting from the remeasurement of our deferred tax assets for Fiscal 2020 in connection with the September 2019 enactment of tax reform in Switzerland. The Fiscal 2020 rate also benefited from (i) a higher effective rate of tax benefit from our foreign businesses including the tax benefits recorded on the net unrealized loss from the changes in fair value of our investments in Canopy and the tax benefits recorded on the Canopy equity in losses and related activities and (ii) recognition of net income tax benefits from stock-based compensation award activity.

For additional information, refer to Note 14 of the Notes to the Financial Statements.

We expect our reported effective tax rate for the next fiscal year to be in the range of 17% to 19%. This includes an estimated impact for (i) benefits related to the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled and (ii) lower effective tax rates applicable to our foreign businesses. This range does not reflect (i) any potential impacts from COVID-19, (ii) any future changes in the fair value of our Canopy investments measured at fair value and any future equity in earnings (losses) and related activities from the Canopy Equity Method Investment, and (iii) any additional gain (loss) recognized in connection with the New Wine and Spirits Transactions, Other Wine and Spirits Transactions, and the Ballast Point Transaction since these estimates are not currently available.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 44

PART II	ITEM 7. MD&A	Table of Contents

Net Income (Loss) Attributable to CBI
Net income (loss) attributable to CBI decreased to $(11.8) million for Fiscal 2020 from $3,435.9 million for Fiscal 2019. This decrease of $3,447.7 million is largely attributable to the significant decrease in income (loss) from unconsolidated investments discussed above, an impairment of long-lived assets held for sale as well as the decline in operating performance from Wine and Spirits. These decreases were partially offset by solid operating performance from Beer contributing an additional $205.0 million of operating income.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock and make strategic investments and acquisitions that we believe will enhance shareholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. Additionally, we have a commercial paper program which we use to fund our short-term borrowing requirements and to maintain our access to the capital markets. We will continue to use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures. COVID-19 has negatively impacted the global economy and financial markets which could interfere with our ability to access sources of liquidity at favorable rates and generate operating cash flows. We are currently evaluating recent COVID-19 related legislation and governmental initiatives and expect to take advantage of opportunities to temporarily defer some payments including certain excise and payroll taxes.

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

We have plans to sell a portion of our U.S. wine and spirits business. We expect to use the net cash proceeds from closing these transactions primarily to reduce outstanding borrowings.

The November 2017 Canopy Warrants with an exercise price of C$12.98 per warrant share will expire on May 1, 2020. We will evaluate exercise of the warrants immediately prior to expiration. If a decision is made to exercise the November 2017 Canopy Warrants, we expect to fund the C$245 million transaction with cash from operations.

Cash Flows

	Fiscal 2020	Fiscal 2019	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,551.1	$2,246.3	$304.8
Investing activities	(531.0)	(4,831.8)	4,300.8
Financing activities	(2,031.4)	2,593.3	(4,624.7)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(4.5)	3.6
Net increase (decrease) in cash and cash equivalents	$(12.2)	$3.3	$(15.5)

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 45

PART II	ITEM 7. MD&A	Table of Contents

Operating Activities
The increase in net cash provided by operating activities for Fiscal 2020 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid operating results, combined with the timing of collections for recoverable value-added taxes. Net cash provided by operating activities also benefited from lower income tax payments largely due to a change in estimated taxable income and the receipt of a higher federal tax refund for Fiscal 2020 as compared with Fiscal 2019. The increase in net cash provided by operating activities was partially offset by higher cash outflows from accounts payable primarily attributable to the timing of payments for the Wine and Spirits segment.

Investing Activities
Net cash used in investing activities for Fiscal 2020 decreased primarily due to the $3,869.9 million November 2018 Canopy Transaction, proceeds of $269.7 million from the November 2019 Black Velvet Divestiture, and lower Fiscal 2020 capital expenditures of $159.8 million. The decrease in net cash used in investing activities was partially offset by proceeds received in Fiscal 2019 of $110.2 million from the May 2018 sale of our Accolade Wine Investment.

Business acquisitions, divestitures, and investments consist primarily of the following:

	Acquisitions	Divestitures	Investments
Fiscal 2020
	● Nelson’s Green Brier	● Black Velvet Canadian Whisky
Fiscal 2019
	● Four Corners	● Accolade Wine Investment	● November 2018 Canopy Investment

Financing Activities
The increase in net cash provided by (used in) financing activities consists of:

	Fiscal 2020	Fiscal 2019	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(1,464.8)	$3,605.7	$(5,070.5)
Dividends paid	(569.2)	(557.7)	(11.5)
Purchases of treasury stock	(50.0)	(504.3)	454.3
Net cash provided by stock-based compensation activities	63.9	49.6	14.3
Payment of contingent consideration	(11.3)	—	(11.3)
Net cash provided by (used in) financing activities	$(2,031.4)	$2,593.3	$(4,624.7)

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 46

PART II	ITEM 7. MD&A	Table of Contents

Debt

Total debt outstanding as of February 29, 2020, amounted to $12,184.6 million, a decrease of $1,431.9 million from February 28, 2019. The decrease consisted of:
Bank Facilities
In June 2019, we entered into the 2019 Term Credit Agreement which resulted in the creation of a $491.3 million five-year term loan facility. We utilized the proceeds from the borrowings under the 2019 Term Credit Agreement to repay in full the U.S. Term A-1 Facility under the 2018 Credit Agreement.

In March 2020, we entered into the 2020 Restatement Agreement that amended and restated the 2018 Credit Agreement. The 2020 Restatement Agreement resulted in (i) the removal of the subsidiary guarantees and termination of the guarantee agreement, (ii) the inclusion of the parent guaranty provisions in connection with the termination of the guarantee agreement, (iii) the removal of certain provisions pertaining to term loans since no term loans are outstanding, and (iv) the revision of the LIBOR successor rate provisions to permit the use of rates based on the SOFR administered by the Federal Reserve Bank of New York.

In March 2020, we entered into the Term Loan Restatement Agreement and the 2020 Term Loan Restatement Agreement, that amended and restated the Term Credit Agreement and the 2019 Term Credit Agreement, respectively. The Term Loan Restatement Agreement and the 2020 Term Loan Restatement Agreement each resulted in (i) the removal of the subsidiary guarantees and termination of the respective guarantee agreements and (ii) the revision of the LIBOR successor rate provisions in each to permit the use of rates based on SOFR.

Senior Notes
In July 2019, we issued the July 2019 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $793.0 million were used for the repayment of our 3.875% November 2014 Senior Notes and a portion of the outstanding obligations under the Five-Year Term Facility under our Term Credit Agreement.

General
The majority of our outstanding borrowings as of February 29, 2020, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2020 to calendar 2048, and variable-rate senior unsecured term loan facilities under our Term Credit Agreement and 2019 Term Credit Agreement, with maturities ranging from calendar 2021 to calendar 2024.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 47

PART II	ITEM 7. MD&A	Table of Contents

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

We had the following borrowing capacity available under our 2018 Credit Agreement:

	Remaining Borrowing Capacity
	February 29, 2020	April 15, 2020
(in millions)
Revolving Credit Facility (1)	$1,749.2	$1,988.2

(1)	Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2018 Credit Agreement and outstanding borrowings under our commercial paper program.

The financial institutions participating in our 2018 Credit Agreement have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

We and our subsidiaries are subject to covenants that are contained in the 2018 Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 48

PART II	ITEM 7. MD&A	Table of Contents

leverage ratio, both as defined in the 2018 Credit Agreement. As of February 29, 2020, under the 2018 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 5.0x.

The representations, warranties, covenants, and events of default set forth in our Term Credit Agreement and our 2019 Term Credit Agreement are substantially similar to those set forth in our 2018 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person. Upon the March 2020 removal of all of the subsidiary guarantors from our 2018 Credit Agreement, the subsidiary guarantors were automatically released from the indentures relating to our outstanding senior notes.

As of February 29, 2020, we were in compliance with our covenants under the 2018 Credit Agreement, Term Credit Agreement, 2019 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 13 of the Notes to the Financial Statements.

Common Stock Dividends

On April 2, 2020, our Board of Directors declared a quarterly cash dividend of $0.75 per share of Class A Common Stock, $0.68 per share of Class B Convertible Common Stock, and $0.68 per share of Class 1 Common Stock payable on May 19, 2020, to stockholders of record of each class on May 5, 2020. We expect to return approximately $565 million to stockholders in Fiscal 2021 through cash dividends.

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

As of February 29, 2020, total shares repurchased under this authorization are as follows:

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 49

PART II	ITEM 7. MD&A	Table of Contents

We currently expect to continue to repurchase shares in the future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

For additional information, refer to Note 18 of the Notes to the Financial Statements.

Contractual Obligations and Commitments

The following table sets forth information about our contractual obligations outstanding at February 29, 2020. It brings together data for easy reference from our balance sheet and Notes to the Financial Statements. For a detailed discussion of the items noted in the following table, refer to Notes 12, 13, 14, 15, and 17 of the Notes to the Financial Statements.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in millions)
Short-term borrowings	$238.9	$238.9	$—	$—	$—
Long-term debt (excluding unamortized debt issuance costs and unamortized discounts)	12,021.8	736.2	3,511.1	2,174.5	5,600.0
Interest payments on long-term debt (1)	3,770.6	426.0	732.4	515.4	2,096.8
Operating leases	686.8	94.1	150.7	112.3	329.7
Other long-term liabilities (2)	302.9	97.7	94.0	78.6	32.6
Purchase obligations (3)	6,024.7	1,413.7	2,266.4	1,166.7	1,177.9
Total contractual obligations	$23,045.7	$3,006.6	$6,754.6	$4,047.5	$9,237.0

(1)
Interest rates on long-term debt obligations range from 2.3% to 5.3% as of February 29, 2020. Interest payments on long-term debt do not include interest related to finance lease obligations, which represent approximately 0.2% of our total long-term debt, as amounts are not material.

(2)
Includes $45.8 million associated with expected payments for unrecognized tax benefit liabilities as of February 29, 2020, $0.5 million of which is expected to be paid in the less than one year period. The payments are reflected in the period in which we believe they will ultimately be settled based on our experience in these matters. Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $203.6 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 14 of the Notes to the Financial Statements.

(3)
Consists primarily of $4,789.5 million for contracts to purchase certain raw materials and supplies over the next eighteen fiscal years and approximately $115 million for contracts to purchase equipment and services related to the construction of the Mexicali Brewery. For further information about these purchase obligations, and others, refer to “Capital Expenditures” below and Note 17 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 50

PART II	ITEM 7. MD&A	Table of Contents

Capital Expenditures

During Fiscal 2020, we incurred $726.5 million for capital expenditures, including $571.7 million for the Beer segment primarily for (i) our Obregon Brewery optimization and expansion, (ii) our Nava Brewery and glass production plant expansions, and (iii) our Mexicali Brewery construction (collectively, the “Mexico Beer Expansion Projects”). Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. We do not believe it is prudent at this time to provide capital expenditure guidance for Fiscal 2021 as we are not able to estimate the long-term impact of COVID-19, including the demand for our products and the impact on the timeframes for completion of our Mexico Beer Expansion Projects.

In fiscal 2017, we began construction of the Mexicali Brewery. In March 2020, a public consultation on the construction of our Mexicali Brewery was held. We have initiated early stage discussions with government officials in Mexico regarding next steps for our brewery construction project and options elsewhere in the country following the result of the public consultation. These discussions have been positive and we will continue working with government officials to mutually agree upon a path forward. In the medium-term, we have ample capacity, based on current growth forecasts and production capabilities at the Nava and Obregon breweries, to meet consumer needs. As of February 29, 2020, we recognized approximately $700 million of capital expenditures for construction in progress related to the Mexicali Brewery.

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

Critical Accounting Estimates and Policies

Our significant accounting policies are more fully described in Note 1 of the Notes to the Financial Statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business. Our critical accounting estimates include:

•
Fair value of financial instruments. Certain inputs and assumptions to models used to determine fair value measurements require judgment, considering factors specific to the asset or liability. The use of certain inputs may include information derived through extrapolation or interpolation which involves management assumptions as well as valuation

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 51

PART II	ITEM 7. MD&A	Table of Contents

techniques. The fair values of our financial instruments that require the application of significant judgment by management are as follows:

Canopy investments
Equity securities, Warrants - estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement) and Monte Carlo simulations (Level 2 fair value measurement). These valuation models use various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. Management applies significant judgment in its determination of expected volatility. We consider both historical and implied volatility levels of the underlying equity security and apply limited consideration of historical peer group volatility levels.

Debt securities, Convertible - estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on the implied spread as of the issuance date of the notes. This valuation model uses various market-based inputs, including stock price, remaining term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable.

Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific information and management’s assumptions.

•
Goodwill and other intangible assets. We account for goodwill and other intangible assets by classifying intangible assets into three categories: (i) intangible assets with definite lives subject to amortization, (ii) intangible assets with indefinite lives not subject to amortization, and (iii) goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment or change in useful life might exist.

The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount or to proceed directly to performing a quantitative impairment test. Under the quantitative assessment, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. The estimate of fair value of the reporting unit is generally calculated based on an income approach using the discounted cash flow method. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment will be recognized. The amount of impairment charge for goodwill is equal to the excess of the carrying value of the goodwill over the implied fair value of the goodwill. Our reporting units with goodwill include the Beer segment and the Wine and Spirits segment. In estimating the fair value of the reporting units, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings, and other factors. The assumptions used in the estimate of fair value are based on historical trends and the projections and assumptions that are used in current strategic operating plans. These assumptions reflect management’s estimates of future economic and competitive conditions and are, therefore, subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to recognize an impairment loss for these assets. The recognition of any resulting impairment loss could have a material adverse impact on our financial statements.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 52

PART II	ITEM 7. MD&A	Table of Contents

In the fourth quarter of fiscal 2020, we performed our annual goodwill impairment analysis using the quantitative assessment. No indication of impairment was noted for any of our reporting units, as the estimated fair value of each of our reporting units with goodwill exceeded their carrying value. Based on this analysis, the reporting unit with the lowest amount of estimated fair value in excess of its carrying value was the Wine and Spirits reporting unit with approximately 107% excess fair value. For Fiscal 2019 and Fiscal 2018, as a result of our annual goodwill impairment analyses, we concluded that there were no indications of impairment for either of our reporting units.

The most significant assumptions used in the discounted cash flow calculation to determine the estimated fair value of our reporting units in connection with the impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate, and (iii) the annual cash flow projections. As of January 1, 2020, if we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in our impairment testing of goodwill, then the changes individually would not have resulted in the carrying value of the respective reporting unit’s net assets, including its goodwill, exceeding its estimated fair value, which would indicate the potential for impairment and the requirement to measure the amount of impairment, if any.

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

During the second quarter of fiscal 2020, certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including increased rate of revenue decline and increased competition, indicated that it was more likely than not that the fair value of our indefinite-lived intangible asset associated with the Ballast Point craft beer trademarks might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Ballast Point craft beer trademark asset recognized an impairment loss of $11.0 million. For the fourth quarter of fiscal 2019, the Beer segment’s Ballast Point business recognized a trademark impairment loss of $108.0 million in connection with certain continuing negative trends within its craft beer portfolio and a change in strategy for this portfolio focused on improving profitability by rationalizing the number of product offerings while targeting distribution growth in select strategic markets. In the first

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 53

PART II	ITEM 7. MD&A	Table of Contents

quarter of fiscal 2018, the Beer segment’s Ballast Point business recognized a trademark impairment loss of $86.8 million in connection with certain negative trends within its craft beer portfolio.

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with impairment testing are: (i) the estimated royalty rate, (ii) the discount rate, (iii) the expected long-term growth rate, and (iv) the annual revenue projections. As of January 1, 2020, if we used a royalty rate that was 50 basis points lower or used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual revenue projections that were 100 basis points lower in our impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any unit of accounting’s carrying value exceeding its estimated fair value.

The guidance for divestitures requires that when some, but not all of a reporting unit is disposed of, some of the goodwill of the reporting unit should be allocated to the portion of the reporting unit being disposed of, if that portion constitutes a business. The allocation of goodwill shall be based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. This approach requires a determination of the fair value of both the business being disposed and the businesses retained within the reporting unit.

Our estimate of fair value for the New Wine and Spirits Transactions was determined based on the expected proceeds from the transactions. The components being sold are a part of the Wine and Spirits segment and were included in our wine and spirits reporting unit. Accordingly, goodwill was allocated to the New Wine and Spirits Transactions assets held for sale based on the relative fair value of the businesses being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets held for sale remains in the wine and spirits reporting unit.

•
Accounting for income taxes. We estimate our deferred tax assets and liabilities, income taxes payable, provision for income taxes, and unrecognized tax benefit liabilities based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of various items of income and expense, interpretation of tax laws, and tax planning strategies. We are subject to income taxes in Canada, Mexico, Switzerland, the U.S., and other jurisdictions. We are regularly audited by federal, state, and foreign tax authorities, but a number of years may elapse before an uncertain tax position, is audited and finally resolved.

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 54

PART II	ITEM 7. MD&A	Table of Contents

realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, historical, and projected operating results, and the availability of prudent and feasible tax planning strategies. The realization of deferred tax assets is evaluated by jurisdiction and the realizability of these assets can vary based on the character of the tax attribute and the carryforward periods specific to each jurisdiction. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize our existing deferred tax assets, net of valuation allowances. Changes in the realizability of our deferred tax assets will be reflected in our effective tax rate in the period in which they are determined.

ACCOUNTING GUIDANCE

Accounting guidance adopted for Fiscal 2020 did not have a material impact on our consolidated financial statements. For additional information on recently adopted accounting guidance refer to Note 1 in the Notes to the Financial Statements.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 55

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our global operating, investment, acquisition and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices, interest rates, and equity prices. To manage the volatility relating to these risks, we periodically purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap contracts, interest rate swap contracts and treasury lock contracts. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not enter into derivative instruments for trading or speculative purposes.

Foreign Currency and Commodity Price Risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of February 29, 2020, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, Canadian dollar, and New Zealand dollar. Approximately 84% of our balance sheet exposures and forecasted transactional exposures for the year ending February 28, 2021, were hedged as of February 29, 2020.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 29, 2020, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, natural gas, and wheat prices. Approximately 83% of our forecasted transactional exposures for the year ending February 28, 2021, were hedged as of February 29, 2020.

We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates and commodity prices reflecting the impact of a hypothetical 10% adverse change in the applicable market. The volatility of the applicable rates and prices is dependent on many factors which cannot be forecasted with reliable accuracy. Losses or gains from the revaluation or settlement of the related underlying positions would substantially offset such losses or gains on the derivative instruments. The aggregate notional value, estimated fair value, and sensitivity analysis for our open foreign currency and commodity derivative instruments are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
(in millions)
Foreign currency contracts	$3,011.2	$2,039.6	$61.9	$22.5	$(193.3)	$(166.5)
Commodity derivative contracts	$282.8	$284.7	$(40.3)	$(2.9)	$21.7	$24.4

Interest Rate Risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 29, 2020, we had $375.0 million of outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on our floating LIBOR rate debt. There were no cash flow designated interest rate swap contracts outstanding as of February 28, 2019. As of February 29, 2020, and February 28, 2019, there were no undesignated interest rate swap contracts outstanding.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 56

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents

As of February 29, 2020, we had $300.0 million of outstanding cash flow designated treasury lock agreements which fixed 10-year Treasury interest rates (to minimize interest rate volatility) on our future debt issuances. There were no cash flow designated treasury lock contracts outstanding as of February 28, 2019. As of February 29, 2020, and February 28, 2019, there were no undesignated treasury lock contracts outstanding.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy. The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed and variable interest rate debt, including current maturities and open interest rate derivative instruments, are summarized as follows:

	Aggregate Notional Value		Fair Value Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
(in millions)
Fixed interest rate debt	$10,075.3	$10,278.9	$(10,942.8)	$(10,098.5)	$(708.4)	$(591.0)
Variable interest rate debt	$2,185.4	$3,422.7	$(2,232.0)	$(3,461.9)	$(46.6)	$(88.0)
Interest rate swap contracts	$375.0	$—	$(0.8)	$—	$(0.3)	$—
Treasury lock contracts	$300.0	$—	$(7.6)	$—	$(9.7)	$—

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

As of February 29, 2020, the fair value of our investments in the Canopy warrants and the Canopy convertible debt securities was $1,117.1 million, with an unrealized net gain (loss) on these investments of $(2,126.4) million recognized in our results of operations for the year ended February 29, 2020. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of February 29, 2020, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $172.0 million.

For additional discussion on our market risk, refer to Notes 6 and 7 of the Notes to the Financial Statements.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 57

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2020

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 58

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2020.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 59

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Constellation Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 29, 2020, and February 28, 2019, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 29, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated April 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 60

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Rochester, New York
April 21, 2020

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 61

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 29, 2020 and February 28, 2019, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 29, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 29, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the accounting for the modification of Canopy warrants
As discussed in Note 10 to the consolidated financial statements, the Company modified the terms of the November 2018 Canopy warrants and certain other rights in June 2019 (the “June 2019 Warrant Modification”). The accounting impacts of the June 2019 Warrant Modification included the

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 62

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

recognition of a $1,176.0 million unrealized gain on the increase in fair value of the November 2018 Canopy warrants and a $409.0 million charge against equity in earnings (losses) from the Canopy equity method investment and related activities, among other impacts described in Note 10.

We identified the assessment of the accounting for the June 2019 Warrant Modification as a critical audit matter because interpretation and application of the relevant accounting literature requires significant auditor judgment. In particular, the accounting for the modification involved assessments of the different types of warrants, their particular features, and the impact of those features on the classification in the financial information of Canopy.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to account for the June 2019 Warrant Modification, including controls related to the Company’s accounting considerations of the warrants features. We assessed the accounting treatment of the June 2019 Warrant Modification through:

•	evaluating the Company’s accounting memoranda and other documentation, including application of the relevant accounting guidance;

•	comparing the underlying terms of the relevant documents and agreements to the Company’s accounting memoranda; and

•	independently interpreting and applying the accounting literature to the transaction, considering alternative accounting treatments and evaluating the relative merits of the possible alternatives.

Assessment of the measurement of fair value of the New November 2018 Canopy Warrants
As discussed in Note 7 to the consolidated financial statements, the Company established policies for measuring the fair value of financial instruments, including the Canopy warrants. As of February 29, 2020, the recorded balance of the Company’s investment in the Canopy warrants was $991.5 million, of which a majority relates to the New November 2018 Canopy Warrants. The Company uses option pricing models to estimate the fair value of the Canopy warrants using various market-based inputs.

We identified the assessment of the measurement of fair value of New November 2018 Canopy Warrants as a critical audit matter. Specifically, there was a high degree of subjectivity and judgment in evaluating the determination of the expected volatility inputs used in the option pricing models for the New November 2018 Canopy Warrants. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates for the New November 2018 Canopy Warrants are sensitive to the expected volatility inputs.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to measure the fair value of the New November 2018 Canopy Warrants. This included controls related to the evaluation of observable market information used in the determination of the expected volatility inputs. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•
evaluating the expected volatility inputs by comparing them against a volatility range that was independently developed in consideration of historical, implied, and peer group volatility information; and

•	developing an estimate of the New November 2018 Canopy Warrants’ fair value using the independently developed volatility range and comparing it to the value calculated by the Company.

Evaluation of gross unrecognized tax benefits
As discussed in Note 14 to the consolidated financial statements, the Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company has recorded gross unrecognized tax benefits, excluding associated interest, of $249.4 million as of February 29, 2020.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 63

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

We identified the evaluation of the Company’s gross unrecognized tax benefits as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of its tax positions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s unrecognized tax benefit process, including controls related to the interpretation of tax law, its application in the liability estimation process, and the review of activity that could result in changes to the Company’s unrecognized tax benefits. Since tax law is complex and often subject to interpretations, we involved tax and valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s interpretation of tax laws and tax authority rulings;

•	assessing transfer pricing studies for compliance with applicable laws and regulations; and

•	performing an assessment of the Company’s tax positions, including using sensitivity analysis, and comparing the results to the Company’s assessment.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Rochester, New York
April 21, 2020

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 64

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	February 29, 2020	February 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$81.4	$93.6
Accounts receivable	864.8	846.9
Inventories	1,373.6	2,130.4
Prepaid expenses and other	535.8	613.1
Assets held for sale - current	628.5	—
Total current assets	3,484.1	3,684.0
Property, plant, and equipment	5,333.0	5,267.3
Goodwill	7,757.1	8,088.8
Intangible assets	2,718.9	3,198.1
Equity method investments	3,093.9	3,465.6
Securities measured at fair value	1,117.1	3,234.7
Deferred income taxes	2,656.3	2,183.3
Assets held for sale	552.1	—
Other assets	610.7	109.7
Total assets	$27,323.2	$29,231.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$238.9	$791.5
Current maturities of long-term debt	734.9	1,065.2
Accounts payable	557.6	616.7
Other accrued expenses and liabilities	780.4	690.4
Total current liabilities	2,311.8	3,163.8
Long-term debt, less current maturities	11,210.8	11,759.8
Deferred income taxes and other liabilities	1,326.3	1,470.7
Total liabilities	14,848.9	16,394.3
Commitments and contingencies (Note 17)
CBI stockholders’ equity:
Preferred Stock, $.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Common Stock, $.01 par value – Authorized, 322,000,000 shares; Issued, 186,090,745 shares and 185,740,178 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $.01 par value – Authorized, 30,000,000 shares; Issued, 28,300,206 shares and 28,322,419 shares, respectively	0.3	0.3
Class 1 Common Stock, $.01 par value – Authorized, 25,000,000 shares; Issued, 1,692,227 shares and 1,149,624 shares, respectively	—	—
Additional paid-in capital	1,514.6	1,410.8
Retained earnings	13,695.3	14,276.2
Accumulated other comprehensive income (loss)	(266.3)	(353.9)
	14,945.8	15,335.3
Less: Treasury stock –
Class A Common Stock, at cost, 18,256,826 shares and 18,927,966 shares, respectively	(2,811.8)	(2,782.1)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,814.0)	(2,784.3)
Total CBI stockholders’ equity	12,131.8	12,551.0
Noncontrolling interests	342.5	286.2
Total stockholders’ equity	12,474.3	12,837.2
Total liabilities and stockholders’ equity	$27,323.2	$29,231.5
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 65

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, except per share data)

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Sales	$9,113.0	$8,884.3	$8,322.1
Excise taxes	(769.5)	(768.3)	(741.8)
Net sales	8,343.5	8,116.0	7,580.3
Cost of product sold	(4,191.6)	(4,035.7)	(3,767.8)
Gross profit	4,151.9	4,080.3	3,812.5
Selling, general, and administrative expenses	(1,621.8)	(1,668.1)	(1,532.7)
Impairment of assets held for sale	(449.7)	—	—
Gain (loss) on sale of business	74.1	—	—
Operating income (loss)	2,154.5	2,412.2	2,279.8
Income (loss) from unconsolidated investments	(2,668.6)	2,101.6	487.2
Interest expense	(428.7)	(367.1)	(332.0)
Loss on extinguishment of debt	(2.4)	(1.7)	(97.0)
Income (loss) before income taxes	(945.2)	4,145.0	2,338.0
(Provision for) benefit from income taxes	966.6	(685.9)	(22.7)
Net income (loss)	21.4	3,459.1	2,315.3
Net income (loss) attributable to noncontrolling interests	(33.2)	(23.2)	(11.9)
Net income (loss) attributable to CBI	$(11.8)	$3,435.9	$2,303.4

Net income (loss) per common share attributable to CBI:
Basic – Class A Common Stock	$(0.07)	$18.24	$11.96
Basic – Class B Convertible Common Stock	$(0.07)	$16.57	$10.86

Diluted – Class A Common Stock	$(0.07)	$17.57	$11.47
Diluted – Class B Convertible Common Stock	$(0.07)	$16.21	$10.59

Weighted average common shares outstanding:
Basic – Class A Common Stock	168.329	167.249	171.457
Basic – Class B Convertible Common Stock	23.313	23.321	23.336

Diluted – Class A Common Stock	168.329	195.532	200.745
Diluted – Class B Convertible Common Stock	23.313	23.321	23.336

Cash dividends declared per common share:
Class A Common Stock	$3.00	$2.96	$2.08
Class B Convertible Common Stock	$2.72	$2.68	$1.88

Comprehensive income (loss):
Net income (loss)	$21.4	$3,459.1	$2,315.3
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	60.8	(196.8)	153.8
Unrealized gain (loss) on cash flow hedges	40.4	11.4	55.5
Unrealized gain (loss) on available-for-sale debt securities	—	2.5	(0.2)
Pension/postretirement adjustments	(0.6)	0.5	(1.1)
Share of other comprehensive income (loss) of equity method investments	(10.1)	29.6	—
Other comprehensive income (loss), net of income tax effect	90.5	(152.8)	208.0
Comprehensive income (loss)	111.9	3,306.3	2,523.3
Comprehensive (income) loss attributable to noncontrolling interests	(36.1)	(21.4)	(23.0)
Comprehensive income (loss) attributable to CBI	$75.8	$3,284.9	$2,500.3
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 66

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2017	$2.6	$0.3	$2,755.8	$7,254.5	$(399.8)	$(2,777.7)	$(6.4)	$6,829.3
Comprehensive income (loss):
Net income (loss)	—	—	—	2,303.4	—	—	11.9	2,315.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	196.9	—	11.1	208.0
Comprehensive income (loss)								2,523.3
Repurchase of shares	—	—	—	—	—	(1,038.5)	—	(1,038.5)
Dividends declared	—	—	—	(400.7)	—	—	—	(400.7)
Shares issued under equity compensation plans	—	—	8.3	—	—	8.8	—	17.1
Stock-based compensation	—	—	61.2	—	—	—	—	61.2
Balance at February 28, 2018	2.6	0.3	2,825.3	9,157.2	(202.9)	(3,807.4)	16.6	7,991.7
Cumulative effect of change in accounting principle	—	—	—	2,242.0	—	—	—	2,242.0
Comprehensive income (loss):
Net income (loss)	—	—	—	3,435.9	—	—	23.2	3,459.1
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(151.0)	—	(1.8)	(152.8)
Comprehensive income (loss)								3,306.3
Retirement of treasury shares	(0.7)	—	(1,522.3)	—	—	1,523.0	—	—
Repurchase of shares	—	—	—	—	—	(504.3)	—	(504.3)
Dividends declared	—	—	—	(558.9)	—	—	—	(558.9)
Conversion of long-term debt to noncontrolling equity interests	—	—	—	—	—	—	248.2	248.2
Shares issued under equity compensation plans	—	—	45.2	—	—	4.4	—	49.6
Stock-based compensation	—	—	62.6	—	—	—	—	62.6
Balance at February 28, 2019	1.9	0.3	1,410.8	14,276.2	(353.9)	(2,784.3)	286.2	12,837.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(11.8)	—	—	33.2	21.4
Other comprehensive income (loss), net of income tax effect	—	—	—	—	87.6	—	2.9	90.5
Comprehensive income (loss)								111.9
Repurchase of shares	—	—	—	—	—	(50.0)	—	(50.0)
Dividends declared	—	—	—	(569.1)	—	—	—	(569.1)
Initial recognition of non-controlling interest	—	—	—	—	—	—	20.2	20.2
Shares issued under equity compensation plans	—	—	43.8	—	—	20.3	—	64.1
Stock-based compensation	—	—	60.0	—	—	—	—	60.0
Balance at February 29, 2020	$1.9	$0.3	$1,514.6	$13,695.3	$(266.3)	$(2,814.0)	$342.5	$12,474.3
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 67

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21.4	$3,459.1	$2,315.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	2,126.4	(1,971.2)	(464.3)
Deferred tax provision (benefit)	(1,153.7)	426.9	113.8
Depreciation	326.5	333.1	293.8
Stock-based compensation	60.4	64.1	60.9
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	560.8	13.5	(3.6)
Noncash lease expense	88.3	—	—
Impairment and amortization of intangible assets	16.7	114.0	92.7
Amortization of debt issuance costs and loss on extinguishment of debt	16.1	29.4	108.7
Net (gain) loss on sale of unconsolidated investment	(0.4)	(99.8)	—
Impairment of assets held for sale	449.7	—	—
(Gain) loss on sale of business	(74.1)	—	—
Loss on inventory and related contracts	123.0	—	59.0
Net income tax benefit related to the Tax Cuts and Jobs Act	—	(37.6)	(351.2)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(22.0)	(71.9)	(34.1)
Inventories	(29.5)	(61.9)	(123.8)
Prepaid expenses and other current assets	8.1	(103.0)	(111.5)
Accounts payable	16.8	21.4	12.8
Other accrued expenses and liabilities	(58.5)	(22.1)	(66.8)
Other	75.1	152.3	29.7
Total adjustments	2,529.7	(1,212.8)	(383.9)
Net cash provided by (used in) operating activities	2,551.1	2,246.3	1,931.4
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(726.5)	(886.3)	(1,057.6)
Purchases of businesses, net of cash acquired	(36.2)	(45.6)	(150.1)
Investments in equity method investees and securities	(48.2)	(4,081.5)	(210.9)
Proceeds from sales of assets	8.3	72.3	5.9
Proceeds from sale of unconsolidated investment	1.5	110.2	—
Proceeds from sale of business	269.7	—	(5.0)
Other investing activities	0.4	(0.9)	(5.4)
Net cash provided by (used in) investing activities	(531.0)	(4,831.8)	(1,423.1)

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 68

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,291.3	3,657.6	7,933.4
Principal payments of long-term debt	(2,195.3)	(62.8)	(7,128.7)
Net proceeds from (repayments of) short-term borrowings	(552.6)	45.5	137.2
Dividends paid	(569.2)	(557.7)	(400.1)
Purchases of treasury stock	(50.0)	(504.3)	(1,038.5)
Proceeds from shares issued under equity compensation plans	78.2	63.2	49.4
Payments of minimum tax withholdings on stock-based payment awards	(14.3)	(13.6)	(31.7)
Payments of debt issuance, debt extinguishment, and other financing costs	(8.2)	(34.6)	(122.2)
Payment of contingent consideration	(11.3)	—	—
Net cash provided by (used in) financing activities	(2,031.4)	2,593.3	(601.2)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(4.5)	5.8
Net increase (decrease) in cash and cash equivalents	(12.2)	3.3	(87.1)
Cash and cash equivalents, beginning of year	93.6	90.3	177.4
Cash and cash equivalents, end of year	$81.4	$93.6	$90.3

SUPPLEMENTAL DISCLSOURES OF CASH FLOW INFORMATION
Cash paid during the year
Interest, net of interest capitalized	$448.9	$324.8	$322.2
Income taxes, net of refunds received	$85.3	$186.2	$238.6

Noncash investing and financing activities
Additions to property, plant, and equipment	$70.4	$141.7	$170.0
Conversion of long-term debt to noncontrolling equity interest	$—	$248.2	$—
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 69

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2020

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
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
Principles of consolidation
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

Equity method investments
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

Management’s use of estimates
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

Summary of significant accounting policies
Revenue recognition
Our revenue (referred to in our financial statements as “sales”) consists primarily of the sale of beer, wine, and spirits domestically in the U.S. Sales of products are for cash or otherwise agreed-upon credit terms. Our payment terms vary by location and customer, however, the time period between when revenue is recognized and when payment is due is not significant. Our customers consist primarily of wholesale distributors. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution, and shipping terms. We have elected to treat shipping as a fulfillment activity. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. Amounts billed to customers for shipping and handling are included in sales.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 70

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

As noted, the majority of our revenues are generated from the domestic sale of beer, wine, and spirits to wholesale distributors in the U.S. Our other revenue generating activities include the export of certain of our products to select international markets, as well as the sale of our products through state alcohol beverage control agencies and on-premise, retail locations in certain markets. We have evaluated these other revenue generating activities under the disaggregation disclosure criteria outlined within the amended guidance and concluded that these other revenue generating activities are immaterial for separate disclosure. See Note 23 for disclosure of net sales by product type.

Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. This variable consideration is recognized as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. For example, customer promotional discount programs are entered into with certain distributors for certain periods of time. The amount ultimately reimbursed to distributors is determined based upon agreed-upon promotional discounts which are applied to distributors’ sales to retailers. Other common forms of variable consideration include volume rebates for meeting established sales targets, and coupons and mail-in rebates offered to the end consumer. The determination of the reduction of the transaction price for variable consideration requires that we make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recognized. We estimate this variable consideration by taking into account factors such as the nature of the promotional activity, historical information, and current trends, availability of actual results and expectations of customer and consumer behavior.

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

Cost of product sold
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

Selling, general, and administrative expenses
The types of costs included in selling, general, and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are included in cost of product sold. We expense advertising costs as incurred, shown, or distributed. Advertising expense for the years ended February 29, 2020, February 28, 2019, and February 28, 2018, was $769.5 million, $700.8 million, and $615.7 million, respectively.

Foreign currency translation
The functional currency of our foreign subsidiaries is generally the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recognized as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”). Gains or losses resulting from foreign currency denominated transactions are included in selling, general, and administrative expenses.

Cash and cash equivalents
Cash equivalents consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 71

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Fair value of financial instruments
We calculate the estimated fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, we use standard pricing models for various types of financial instruments (such as forwards, options, swaps, and convertible debt) which take into account the present value of estimated future cash flows (see Note 7).

Derivative instruments
We enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates, commodity prices, and interest rates. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize all derivatives as either assets or liabilities and measure those instruments at estimated fair value (see Notes 6 and 7). We present our derivative positions gross on our balance sheets.

The change in the fair value of outstanding cash flow hedges is deferred in stockholders’ equity as a component of AOCI. For all periods presented herein, gains or losses deferred in stockholders’ equity as a component of AOCI are recognized in our results of operations in the same period in which the hedged items are recognized and on the same financial statement line item as the hedged items.

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

Inventories
Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead.

Bulk wine inventories are included as in-process inventories within current assets, in accordance with the general practices of the wine industry, although a portion of such inventories may be aged for periods greater than one year. A substantial portion of barreled whiskey and brandy will not be sold within one year because of the duration of the aging process. All barreled whiskey and brandy are classified as in-process inventories and are included in current assets, in accordance with industry practice. Warehousing, insurance, value added taxes, and other carrying charges applicable to barreled whiskey and brandy held for aging are included in inventory costs.

We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements.

Property, plant, and equipment
Property, plant, and equipment is stated at cost. Major additions and improvements are recognized as an increase to the property accounts, while maintenance and repairs are expensed as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 72

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

are eliminated from the balance sheet accounts at the time of disposal and resulting gains and losses are included as a component of operating income.

Interest incurred relating to expansion, construction, and optimization of facilities is capitalized to construction in progress. We cease the capitalization of interest when construction activities are substantially completed and the facility and related assets are available for their intended use. At this point, construction in progress is transferred to the appropriate asset class.

Depreciation
Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years
Land improvements	15 to 32
Vineyards	16 to 26
Buildings and improvements	10 to 50
Machinery and equipment	3 to 35
Motor vehicles	3 to 8

Goodwill and other intangible assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We review our goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use January 1 as our annual impairment test measurement date. Indefinite lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily customer relationships, are amortized over their estimated useful lives and are subject to review for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Note 9 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.

Indemnification liabilities
We have indemnified respective parties against certain liabilities that may arise in connection with certain acquisitions and divestitures. Indemnification liabilities are recognized when probable and estimable and included in deferred income taxes and other liabilities (see Note 17).

Income taxes
We use the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities. Certain income earned by foreign subsidiaries (“GILTI”) is subject to U.S. tax. We treat the tax effect of GILTI as a current period tax expense when incurred. We provide deferred income taxes, consisting primarily of foreign withholding and state taxes, on all applicable unremitted earnings of our foreign subsidiaries. Interest and penalties are recognized as a component of (provision for) benefit from income taxes.

Net income (loss) per common share attributable to CBI
We have two classes of common stock with a material number of shares outstanding: Class A Common Stock and Class B Convertible Common Stock (see Note 18). In addition, we have another class of common stock with an immaterial number of shares outstanding: Class 1 Common Stock (see Note 18). If we pay a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 73

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

We use the two-class method for the computation and presentation of net income (loss) per common share attributable to CBI (hereafter referred to as “net income (loss) per common share”) (see Note 20). The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, Class A Common Stock is assumed to receive a ten percent greater participation in undistributed earnings (losses) than Class B Convertible Common Stock, in accordance with the respective minimum dividend rights of each class of stock.

Net income (loss) per common share – basic excludes the effect of common stock equivalents and is computed using the two-class method. Net income (loss) per common share – diluted for Class A Common Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Net income (loss) per common share – diluted for Class A Common Stock is computed using the more dilutive of the if-converted or two-class method. Net income (loss) per common share – diluted for Class A Common Stock is computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. Net income (loss) per common share – diluted for Class B Convertible Common Stock is computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

Stock-based employee compensation
We have two stock-based employee compensation plans (see Note 19). We apply grant date fair-value-based measurement methods in accounting for our stock-based payment arrangements and recognize all costs resulting from stock-based payment transactions, net of expected forfeitures, ratably over the requisite service period. Stock-based awards are subject to specific vesting conditions, generally time vesting, or upon retirement, disability, or death of the employee (as defined by the plan), if earlier. For awards granted to retirement-eligible employees, we recognize compensation expense ratably over the period from the date of grant to the date of retirement-eligibility.

Recently adopted accounting guidance
Leases
In February 2016, the FASB issued guidance for the accounting for leases. Under this guidance, a lessee recognizes assets and liabilities on its balance sheet for most leases. Lease expense continues to be consistent with previous guidance. Additionally, this guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leasing arrangements.

We adopted this guidance on March 1, 2019, using the modified retrospective approach, accordingly, prior period balances and disclosures have not been restated. We elected the package of transition practical expedients for expired or existing contracts, which retains prior conclusions reached on lease identification, classification, and initial direct costs incurred.

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

For additional information on leases, refer to Note 16.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 74

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

2.    ACQUISITIONS, DIVESTITURES, AND BUSINESS TRANSFORMATION

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

We recognized a gain of $11.8 million for the year ended February 29, 2020, related to the remeasurement of our previously held 20% equity interest in Nelson’s Green Brier to the acquisition-date fair value. This gain is included in selling, general, and administrative expenses within our consolidated results of operations.

Other acquisitions
During the year ended February 28, 2019, we completed the acquisitions of other businesses, including the Four Corners Brewing Company LLC business, which included a portfolio of high-quality, dynamic, and bicultural, Texas-based craft beers (“Four Corners”), and a business in Italy, which provided additional processing and sourcing capabilities for our Italian wine portfolio. The purchase price for the Four Corners acquisition was primarily allocated to goodwill, property, plant, and equipment, and trademarks, plus an earn-out over five years based on the performance of the brands. The purchase price for the acquired business in Italy was primarily allocated to a production facility, vineyards, and inventory. The results of operations of these acquired businesses are reported in the respective segment and have been included in our consolidated results of operations from their respective date of acquisition.

During the year ended February 28, 2018, we completed the acquisitions of other businesses, including the Funky Buddha Brewery LLC business, which included a portfolio of high-quality, Florida-based craft beers (“Funky Buddha”), and the Schrader Cellars, LLC business, which included a collection of highly-rated, limited-production fine wines. The total combined purchase price for these acquisitions was $149.8 million. The purchase price for each acquisition was primarily allocated to goodwill and trademarks. In addition, the purchase price for Funky Buddha includes an earn-out over five years based on the performance of the brands. The results of operations of these acquired businesses are reported in the respective segment and have been included in our consolidated results of operations from their respective date of acquisition.

Divestitures
Black Velvet Divestiture
On November 1, 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory at a transaction value of $266.3 million (the “Black Velvet Divestiture”). We received cash proceeds of $269.7 million, subject to estimated working capital adjustments. The cash proceeds were utilized to partially repay the 2.00% November 2017 Senior Notes (as defined in Note 13). The following table summarizes the net gain recognized in connection with this divestiture:

(in millions)
Cash received from buyer	$269.7
Net assets sold	(213.3)
AOCI reclassification adjustments, primarily foreign currency translation	20.9
Direct costs to sell	(3.2)
Gain on sale of business	$74.1

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 75

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Sale of Accolade Wine Investment
In May 2018, we completed the sale of our remaining interest in our previously-owned Australian and European business (the “Accolade Wine Investment”) for A$149.1 million, or $113.6 million. We received cash proceeds, net of direct costs to sell, of $111.7 million. This interest consisted of an investment accounted for under the cost method and available-for-sale (“AFS”) debt securities. We recognized net gains of $0.4 million and $99.8 million in connection with this transaction for the years ended February 29, 2020, and February 28,2019, respectively. These net gains are included in income (loss) from unconsolidated investments.

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

New Wine and Spirits Transactions
In December 2019, we agreed to revise and supersede the Wine and Spirits Transaction. The revisions to the transaction address competitive concerns raised by the U.S. Federal Trade Commission (the “FTC”) specifically related to the sparkling wine, brandy, dessert wine, and concentrate categories. As a result, the brands Cook’s California Champagne, J. Roget American Champagne, Paul Masson Grande Amber Brandy, and our concentrate business will be excluded from the transaction resulting in an adjusted transaction price of approximately $843 million, with the potential to earn an incremental $250 million of contingent consideration if certain brand performance provisions are met over a two-year period after closing (the “Revised Wine and Spirits Transaction”). The Revised Wine and Spirits Transaction is expected to close around the end of first quarter of fiscal 2021, and is subject to required regulatory clearances and governmental review and approval. Additionally, in a separate, but related, transaction, we agreed that upon execution and delivery of a definitive agreement for the Revised Wine and Spirits Transaction, we would enter into an agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets for $130 million (the “Nobilo Wine Transaction”). The Nobilo Wine Transaction is expected to close by the end of second quarter of fiscal 2021 and is subject to FTC and New Zealand regulatory review and approval. Completion of the Nobilo Transaction is also conditioned on completion of the Revised Wine and Spirits Transaction. We expect to use the net cash proceeds from the Revised Wine and Spirits Transaction and the Nobilo Wine Transaction (collectively, the “New Wine and Spirits Transactions”) primarily to reduce outstanding borrowings.

We have communicated our intent to retain the brands Cook’s California Champagne and J. Roget American Champagne contemplated under the Wine and Spirits Transaction and the FTC is currently reviewing our business plans to support these brands in the future.

Other Wine and Spirits Transactions
We are pursuing other opportunities to divest the Paul Masson Grande Amber Brandy brand and concentrate business excluded from the Revised Wine and Spirits Transaction to companies with more aligned business strategies (the “Other Wine and Spirits Transactions”).

Ballast Point Transaction
In December 2019, we entered into a definitive agreement to sell our Ballast Point craft beer business, including a number of its associated production facilities and brewpubs, (the “Ballast Point Transaction”). See “Subsequent Event - Divestiture” below.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 76

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Assets held for sale
In contemplation of the transactions noted above, certain net assets have met the held for sale criteria as of February 29, 2020. For the year ended February 29, 2020, long-lived asset impairments of $449.7 million were recognized. For additional information refer to Note 7.

The carrying value of assets held for sale consists of the following:

	February 29, 2020
	Beer	Wine and Spirits	Consolidated
(in millions)
Assets
Accounts receivable	$2.4	$—	$2.4
Inventories	13.7	576.9	590.6
Prepaid expenses and other	2.8	32.7	35.5
Assets held for sale - current	18.9	609.6	628.5

Property, plant, and equipment	55.9	172.6	228.5
Goodwill	4.7	304.3	309.0
Intangible assets	28.2	384.0	412.2
Equity method investments	—	1.0	1.0
Other assets	24.8	26.3	51.1
Less: Reserve for assets held for sale	(42.7)	(407.0)	(449.7)
Assets held for sale	70.9	481.2	552.1

Liabilities
Other accrued expenses and liabilities	11.2	18.4	29.6
Deferred income taxes and other liabilities	33.3	—	33.3
Liabilities held for sale (1)	44.5	18.4	62.9
Net assets held for sale	$45.3	$1,072.4	$1,117.7

(1)	Liabilities held for sale are included in the Consolidated Balance Sheet as of February 29, 2020, within the respective liability line items noted above.

Wine and spirits optimization
We recognized charges in connection with our ongoing efforts to gain efficiencies and reduce our cost structure within the Wine and Spirits segment as follows:

	Results of Operations Location	For the Year Ended February 29, 2020
(in millions)
Loss on inventory write-downs	Cost of product sold	$102.9
Contract termination costs	Cost of product sold	20.1
Employee termination costs	Selling, general, and administrative expenses	12.5
Other costs	Selling, general, and administrative expenses	8.4
Impairment of long-lived assets	Impairment of assets held for sale	407.0
		$550.9

Subsequent event
Divestiture
In March 2020, we sold the Ballast Point craft beer business. The net cash proceeds from the Ballast Point Transaction were primarily utilized to reduce outstanding borrowings.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 77

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

3.    INVENTORIES

The components of inventories are as follows:

	February 29, 2020 (1)	February 28, 2019
(in millions)
Raw materials and supplies	$171.7	$182.6
In-process inventories	814.7	1,480.5
Finished case goods	387.2	467.3
	$1,373.6	$2,130.4

(1)	The inventories balance at February 29, 2020, excludes amounts reclassified to assets held for sale.

4.    PREPAID EXPENSES AND OTHER

The major components of prepaid expenses and other are as follows:

	February 29, 2020 (1)	February 28, 2019
(in millions)
Value added taxes receivable	$315.2	$315.8
Derivative assets	57.3	22.2
Prepaid excise and sales taxes	38.8	48.1
Income taxes receivable	35.2	105.2
Other	89.3	121.8
	$535.8	$613.1

(1)	The prepaid expenses and other balance at February 29, 2020, excludes amounts reclassified to assets held for sale.

5.    PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

	February 29, 2020 (1)	February 28, 2019
(in millions)
Land and land improvements	$440.2	$456.7
Vineyards	215.8	221.3
Buildings and improvements	975.1	1,067.3
Machinery and equipment	3,627.9	3,931.1
Motor vehicles	109.5	81.8
Construction in progress (2)	1,422.7	1,214.3
	6,791.2	6,972.5
Less – Accumulated depreciation	(1,458.2)	(1,705.2)
	$5,333.0	$5,267.3

(1)	The property, plant, and equipment balance at February 29, 2020, excludes amounts reclassified to assets held for sale.

(2)
Interest costs incurred during the expansion, construction, and optimization of facilities are capitalized to construction in progress. We capitalized interest costs of $37.2 million, $23.1 million, and $17.4 million for the years ended February 29, 2020, February 28, 2019, and February 28, 2018, respectively, primarily due to the Mexico Beer Expansion Projects.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 78

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Subsequent event
Mexicali Brewery
In fiscal 2017, we began construction of a new, state-of-the-art brewery located in Mexicali, Baja California, Mexico (the “Mexicali Brewery”). In March 2020, a public consultation was held on the construction of the Mexicali Brewery. We have initiated early stage discussions with government officials in Mexico regarding next steps for our brewery construction project and options elsewhere in the country following the result of the public consultation. These discussions have been positive and we will continue working with government officials to mutually agree upon a path forward. In the medium-term, we have ample capacity, based on current growth forecasts and production capabilities at the Nava and Obregon breweries, to meet consumer needs. As of February 29, 2020, we recognized approximately $700 million of capital expenditures for construction in progress and had an additional $275 million of committed costs, a portion of which are included in purchase commitments as they have a remaining contract term greater than one year (see Note 17).

6.    DERIVATIVE INSTRUMENTS

Overview
We are exposed to market risk from changes in foreign currency exchange rates, commodity prices, interest rates, and equity prices that could affect our results of operations and financial condition. The impact on our results and financial position and the amounts reported in our financial statements will vary based upon the currency, commodity, interest rate, and equity market movements during the period, the effectiveness and level of derivative instruments outstanding, and whether they are designated and qualify for hedge accounting.

The estimated fair values of our derivative instruments change with fluctuations in currency rates, commodity prices, interest rates, and/or equity prices and are expected to offset changes in the values of the underlying exposures. Our derivative instruments are held solely to manage our exposures to the aforementioned market risks as part of our normal business operations. We follow strict policies to manage these risks and do not enter into derivative instruments for trading or speculative purposes.

We have investments in certain equity securities and other rights which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 10). These investments are included in securities measured at fair value and are accounted for at fair value, with the net gain (loss) from the changes in fair value of these investments recognized in income (loss) from unconsolidated investments (see Note 7).

The aggregate notional value of outstanding derivative instruments is as follows:

	February 29, 2020	February 28, 2019
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,831.0	$1,579.3
Interest rate swap contracts	$375.0	$—
Treasury lock contracts	$300.0	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$1,180.2	$460.3
Commodity derivative contracts	$282.8	$284.7

Cash flow hedges
Our derivative instruments designated in hedge accounting relationships are designated as cash flow hedges. We are exposed to foreign denominated cash flow fluctuations primarily in connection with third party and intercompany sales and purchases. We primarily use foreign currency forward contracts

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 79

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

to hedge certain of these risks. In addition, we utilize interest rate swap and treasury lock contracts periodically to manage our exposure to changes in interest rates. Derivatives managing our cash flow exposures generally mature within three years or less, with a maximum maturity of five years.

To qualify for hedge accounting treatment, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risk that is being hedged, the derivative instrument, how effectiveness is being assessed, and how ineffectiveness will be measured. The derivative must be highly effective in offsetting changes in the cash flows of the risk being hedged. Throughout the term of the designated cash flow hedge relationship on at least a quarterly basis, a retrospective evaluation and prospective assessment of hedge effectiveness is performed based on quantitative and qualitative measures. All components of our derivative instruments’ gains or losses are included in the assessment of hedge effectiveness.

When we determine that a derivative instrument which qualified for hedge accounting treatment has ceased to be highly effective as a hedge, we discontinue hedge accounting prospectively. In the event the relationship is no longer effective, we recognize the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument became no longer effective immediately in our results of operations. We also discontinue hedge accounting prospectively when (i) a derivative expires or is sold, terminated, or exercised; (ii) it is no longer probable that the forecasted transaction will occur; or (iii) we determine that designating the derivative as a hedging instrument is no longer appropriate. When we discontinue hedge accounting prospectively, but the original forecasted transaction continues to be probable of occurring, the existing gain or loss of the derivative instrument remains in AOCI and is reclassified into earnings (losses) when the forecasted transaction occurs. When it becomes probable that the forecasted transaction will not occur, any remaining gain or loss in AOCI is recognized immediately in our results of operations.

We expect $39.5 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Undesignated hedges
Certain of our derivative instruments do not qualify for hedge accounting treatment; for others, we choose not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge our exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries and foreign-denominated investments, and cash flows related primarily to the repatriation of those loans or investments; and commodity prices, including aluminum, corn, diesel fuel, natural gas, and wheat prices. We primarily use foreign currency forward and option contracts, generally less than 12 months in duration, and commodity swap contracts, generally less than 36 months in duration, with a maximum maturity of five years, to hedge some of these risks. In addition, from time to time, we utilize interest rate swap contracts, generally less than six months in duration, to economically hedge our exposure to changes in interest rates associated with the financing of significant investments and acquisitions. Our derivative policy permits the use of undesignated derivatives as approved by senior management.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 29, 2020, the estimated fair value of derivative instruments in a net liability

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 80

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

position due to counterparties was $19.4 million. If we were required to settle the net liability position under these derivative instruments on February 29, 2020, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 29, 2020	February 28, 2019		February 29, 2020	February 28, 2019
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$47.8	$14.1	Other accrued expenses and liabilities	$13.0	$8.8
Other assets	$39.5	$22.1	Deferred income taxes and other liabilities	$7.1	$6.3
Interest rate swap contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$0.8	$—
Treasury lock contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$7.6	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$9.0	$2.0	Other accrued expenses and liabilities	$14.3	$0.6
Commodity derivative contracts:
Prepaid expenses and other	$0.5	$6.1	Other accrued expenses and liabilities	$25.4	$6.1
Other assets	$0.1	$2.6	Deferred income taxes and other liabilities	$15.5	$5.5

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (Loss) (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 29, 2020
Foreign currency contracts	$66.8	Sales	$—
		Cost of product sold	20.2
Interest rate swap contracts	(0.5)	Interest expense	—
Treasury lock contracts	(5.7)	Interest expense	—
	$60.6		$20.2

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 81

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 28, 2019
Foreign currency contracts	$15.9	Sales	$0.4
		Cost of product sold	4.1
	$15.9		$4.5

For the Year Ended February 28, 2018
Foreign currency contracts	$61.4	Sales	$(1.4)
		Cost of product sold	1.3
Interest rate swap contracts	(1.5)	Interest expense	2.2
	$59.9		$2.1

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Year Ended February 29, 2020
Commodity derivative contracts	Cost of product sold	$(49.0)
Foreign currency contracts	Selling, general, and administrative expenses	(7.8)
		$(56.8)

For the Year Ended February 28, 2019
Commodity derivative contracts	Cost of product sold	$1.8
Foreign currency contracts	Selling, general, and administrative expenses	(60.8)
Interest rate swap contracts	Interest expense	35.0
		$(24.0)

For the Year Ended February 28, 2018
Commodity derivative contracts	Cost of product sold	$7.5
Foreign currency contracts	Selling, general, and administrative expenses	6.0
		$13.5

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 82

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

rates and yield curves that are observable for the asset and liability, either directly or indirectly; and

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Interest rate swap and treasury lock contracts
The fair value is estimated based on quoted market prices from respective counterparties. Quotes are corroborated by using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services (Level 2 fair value measurement).

Canopy investments
Equity securities, Warrants – The terms of the November 2018 Canopy Warrants were modified in June 2019 and now consist of three tranches of warrants: New Tranche A Warrants, New Tranche B Warrants, and New Tranche C Warrants. The exercise price for the New Tranche C Warrants is based on the volume-weighted average of the closing market price of Canopy’s common shares on the Toronto Stock Exchange (“TSX”) for the five trading days immediately preceding the exercise date (“VWAP Exercise Price”), accordingly, no fair value is assigned. For additional information on the November 2018 Canopy Warrants and the related modification, refer to Note 10.

The inputs used to estimate the fair value of the Canopy warrants (all as defined in Note 10) are as follows:

	February 29, 2020 (1)						February 28, 2019
	New Tranche A Warrants (2)		New Tranche B Warrants (3)		November 2017 Canopy Warrants (2)		November 2018 Canopy Warrants (2)		November 2017 Canopy Warrants (2)
Exercise price (4)	C$	50.40	C$	76.68	C$	12.98	C$	50.40	C$	12.98
Valuation date stock price (5)	C$	25.17	C$	25.17	C$	25.17	C$	62.38	C$	62.38
Remaining contractual term (6)	3.7 years		6.7 years		0.2 years		2.7 years		1.2 years
Expected volatility (7)	70.0%		70.0%		105.3%		79.3%		87.8%
Risk-free interest rate (8)	1.1%		1.1%		1.5%		1.8%		1.8%
Expected dividend yield (9)	0.0%		0.0%		0.0%		0.0%		0.0%

(1)	New Tranche C Warrants are not included in the table as there is no fair value assigned.

(2)	The fair value is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement).

(3)	The fair value is estimated using Monte Carlo simulations (Level 2 fair value measurement).

(4)	Based on the exercise price from the applicable underlying agreements.

(5)	Based on the closing market price for Canopy common stock on the TSX as of the applicable date.

(6)	Based on the expiration date of the warrants.

(7)	Based on consideration of historical and/or implied volatility levels of the underlying equity security and limited consideration of historical peer group volatility levels.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 83

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

(8)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expiration date of the warrants.

(9)	Based on historical dividend levels.
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

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	February 29, 2020		February 28, 2019
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	25.17	C$	62.38
Remaining term (3)	3.4 years		4.4 years
Expected volatility (4)	58.2%		45.9%
Risk-free interest rate (5)	1.1%		1.8%
Expected dividend yield (6)	0.0%		0.0%

(1)	Based on the rate which the Canopy Debt Securities may be converted into equity shares, or the equivalent amount of cash, at the option of the issuer.

(2)	Based on the closing market price for Canopy common stock on the TSX as of the applicable date.

(3)	Based on the contractual maturity date of the notes.

(4)	Based on historical volatility levels of the underlying equity security reduced to account for certain risks not incorporated into the option-pricing model.

(5)	Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the debt securities.

(6)	Based on historical dividend levels.
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

Long-term debt
The term loans under our Term Credit Agreement and 2019 Term Credit Agreement (both as defined in Note 13) are variable interest rate bearing notes which include a fixed margin which is adjustable based upon our debt rating. The senior floating rate notes are variable interest rate bearing notes which include a fixed margin. The fair value of the term loans and the senior floating rate notes are estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The fair value of the remaining long-term debt, which is primarily fixed interest rate, is estimated by discounting cash

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 84

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings, approximate fair value as of February 29, 2020, and February 28, 2019, due to the relatively short maturity of these instruments. As of February 29, 2020, the carrying amount of long-term debt, including the current portion, was $11,945.7 million, compared with an estimated fair value of $12,935.9 million. As of February 28, 2019, the carrying amount of long-term debt, including the current portion, was $12,825.0 million, compared with an estimated fair value of $12,768.5 million.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 29, 2020
Assets:
Foreign currency contracts	$—	$96.3	$—	$96.3
Commodity derivative contracts	$—	$0.6	$—	$0.6
Equity securities (1)	$—	$991.5	$—	$991.5
Canopy Debt Securities (1)	$—	$125.6	$—	$125.6
Liabilities:
Foreign currency contracts	$—	$34.4	$—	$34.4
Commodity derivative contracts	$—	$40.9	$—	$40.9
Interest rate swap contracts	$—	$0.8	$—	$0.8
Treasury lock contracts	$—	$7.6	$—	$7.6

February 28, 2019
Assets:
Foreign currency contracts	$—	$38.2	$—	$38.2
Commodity derivative contracts	$—	$8.7	$—	$8.7
Equity securities (1)	$—	$3,023.2	$—	$3,023.2
Canopy Debt Securities (1)	$—	$211.5	$—	$211.5
Liabilities:
Foreign currency contracts	$—	$15.7	$—	$15.7
Commodity derivative contracts	$—	$11.6	$—	$11.6

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 85

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		February 29, 2020	February 28, 2019
	(in millions)
	November 2017 Canopy Investment (i)	$—	$292.5
	November 2017 Canopy Warrants	(543.7)	465.5
	November 2018 Canopy Warrants (ii)	(1,488.1)	1,157.7
	Canopy Debt Securities	(94.6)	55.5
		$(2,126.4)	$1,971.2

	(i)
Accounted for at fair value from the date of investment in November 2017 through October 31, 2018. Accounted for under the equity method from November 1, 2018. For additional information on the November 2017 Canopy Investment, refer to Note 10.

	(ii)
The terms of the November 2018 Canopy Warrants were modified in June 2019. For additional information on the November 2018 Canopy Warrants and the related modification, refer to Note 10. For the year ended February 29, 2020, amounts are net of a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 29, 2020
Long-lived assets held for sale	$—	$—	$949.3	$449.7
Trademarks (1)	—	—	—	11.0
	$—	$—	$949.3	$460.7

For the Year Ended February 28, 2019
Trademarks	$—	$—	$28.0	$108.0

For the Year Ended February 28, 2018
Trademarks	$—	$—	$136.0	$86.8

(1)	The balance at February 29, 2020, has been reclassified to assets held for sale (see “Trademarks” below for further discussion).

Long-lived assets held for sale
For the second quarter of fiscal 2020, in connection with the Wine and Spirits Transaction, long-lived assets held for sale were written down to their estimated fair value, less costs to sell, resulting in a loss of $27.0 million. For the third quarter and fourth quarter of fiscal 2020, in connection with the New Wine and Spirits Transactions, additional losses of $340.0 million and $20.0 million were recognized, respectively. Additionally, in the fourth quarter of fiscal 2020, in connection with the Other Wine and Spirits Transactions, long-lived assets held for sale were written down to their estimated fair value, less costs to sell, resulting in a loss of $20.0 million. Of the total Wine and Spirits segment long-lived assets held for sale with a carrying value of $1,479.4 million, $1,291.2 million were written down to their current estimated fair value of $908.2 million, less costs to sell, resulting in a total loss of $407.0 million for the year ended February 29, 2020. This loss is included in impairment of assets held for sale. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our estimate of fair value was

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 86

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

determined based on the expected proceeds from the New Wine and Spirits Transactions and Other Wine and Spirits Transactions, excluding the contingent consideration, which we will recognize when it is determined to be realizable.

For the third quarter of fiscal 2020, in connection with the Ballast Point Transaction, long-lived assets held for sale were written down to their estimated fair value, less costs to sell, resulting in a loss of $50.0 million. Subsequently, for the fourth quarter of fiscal 2020, a reduction to the loss on long-lived assets held for sale of $7.3 million was recognized. The long-lived assets held for sale with a carrying value of $77.8 million were written down to their estimated fair value of $41.1 million, less costs to sell. As a result, a loss of $42.7 million, inclusive of costs to sell and other losses is included in impairment of assets held for sale for the year ended February 29, 2020. These assets consisted primarily of intangible assets and certain production and warehouse assets which had satisfied the conditions necessary to be classified as held for sale. Our estimate of fair value was determined based on the expected proceeds from the Ballast Point Transaction. The Ballast Point craft beer portfolio is a component of the Beer segment and was included in our beer reporting unit. Accordingly, goodwill was allocated to the Ballast Point craft beer portfolio assets held for sale based on the relative fair value of the business being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets held for sale remains in the beer reporting unit.

Trademarks
For the second quarter of fiscal 2020, certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including increased rate of revenue decline and increased competition, indicated that it was more likely than not that the fair value of our indefinite-lived intangible asset associated with the Ballast Point craft beer trademarks might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Ballast Point craft beer trademark asset with a carrying value of $28.0 million was written down to its estimated fair value of $17.0 million, resulting in an impairment of $11.0 million. This impairment is included in selling, general, and administrative expenses for the year ended February 29, 2020. The Ballast Point craft beer trademarks have been reclassified to assets held for sale as of February 29, 2020.

For the fourth quarter of fiscal 2019, in connection with certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including slower growth rates and increased competition, we implemented a change in strategy for our Ballast Point craft beer portfolio. This change in strategy, when combined with the continuing negative trends, indicated that it was more likely than not that the fair value of our indefinite lived intangible asset associated with the craft beer trademarks might be below its carrying value. The change in strategy for our Ballast Point craft beer portfolio focuses on improving profitability by rationalizing the number of product offerings while targeting distribution growth in select strategic markets. This change in strategy resulted in updated long-term financial forecasts with lower revenues, and cash flows for the related portfolio. Accordingly, we performed a quantitative assessment for impairment of the Ballast Point craft beer trademark asset. As a result of this assessment, the Ballast Point craft beer trademark asset with a carrying value of $136.0 million was written down to its estimated fair value of $28.0 million, resulting in an impairment of $108.0 million.

For the first quarter of fiscal 2018, we identified certain negative trends within our Beer segment’s Ballast Point craft beer portfolio which, when combined with the then-recent negative craft beer industry trends, including slower growth rates and increased competition, indicated that it was more likely than not that the fair value of our indefinite lived intangible asset associated with the craft beer trademarks might be below its carrying value. These negative trends were the result of (i) a disruption in our distribution network transition plan, (ii) an unexpected decrease in sales from product innovations, and (iii) a significant shift in market conditions for our craft beer portfolio, all of which resulted in a decline in net sales and depletion trends, which represent distributor shipments of our branded products to retail customers, for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. Additionally, net sales for the first quarter of fiscal 2018 were below our forecasted net sales for the first quarter of fiscal 2018. Accordingly, we performed a quantitative assessment for impairment of the craft beer trademark asset. As a result of this assessment, the craft beer trademark asset with a carrying value of

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 87

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

$222.8 million was written down to its estimated fair value of $136.0 million, resulting in an impairment of $86.8 million.

When performing a quantitative assessment for impairment of a trademark asset, we measure the amount of impairment by calculating the amount by which the carrying value of the trademark asset exceeds its estimated fair value. The estimated fair value is determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trademark asset. The cash flow projections we use to estimate the fair value of our trademark assets involve several assumptions, including (i) projected revenue growth rates, (ii) estimated royalty rates, (iii) after-tax royalty savings expected from ownership of the trademarks, and (iv) discount rates used to derive the estimated fair value of the trademark assets.

8.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2018	$5,157.6	$2,925.5	$8,083.1
Purchase accounting allocations (1)	22.3	2.7	25.0
Foreign currency translation adjustments	(12.0)	(7.3)	(19.3)
Balance, February 28, 2019	5,167.9	2,920.9	8,088.8
Purchase accounting allocations (2)	—	58.8	58.8
Black Velvet Divestiture	—	(72.2)	(72.2)
Foreign currency translation adjustments	0.2	(9.5)	(9.3)
Reclassified to assets held for sale (3)	(4.7)	(304.3)	(309.0)
Balance, February 29, 2020	$5,163.4	$2,593.7	$7,757.1

(1)	Purchase accounting allocations associated primarily with the acquisition of Four Corners (Beer).

(2)	Preliminary purchase accounting allocations associated primarily with the acquisition of Nelson’s Green Brier (Wine and Spirits).

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 88

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

9.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	February 29, 2020		February 28, 2019
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$87.4	$31.8	$89.9	$39.1
Other	20.2	0.3	20.5	0.9
Total	$107.6	32.1	$110.4	40.0

Nonamortizable intangible assets
Trademarks		2,686.8		3,158.1
Total intangible assets (1)		$2,718.9		$3,198.1

(1)	The balance at February 29, 2020, excludes intangible assets reclassified to assets held for sale, which consist primarily of trademarks.

We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 29, 2020, and February 28, 2019. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $5.7 million, $6.0 million, and $5.9 million for the years ended February 29, 2020, February 28, 2019, and February 28, 2018, respectively. Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2021	$5.3
2022	$5.0
2023	$3.1
2024	$1.5
2025	$1.5
Thereafter	$15.7

10.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	February 29, 2020		February 28, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment	$2,911.7	35.3%	$3,332.1	36.0%
Other equity method investments (1)	182.2	20%-50%	133.5	20%-50%
	$3,093.9		$3,465.6

(1)	The other equity method investments balance at February 29, 2020, excludes investments reclassified to assets held for sale.

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 89

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

“November 2017 Canopy Warrants”) for C$245.0 million, or $191.3 million. The November 2017 Canopy Warrants were issued with an exercise price of C$12.98 per warrant share and are exercisable as of February 29, 2020. These warrants expire in May 2020.

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

On November 1, 2018, our ownership interest in Canopy increased to 36.6% which allows us to exercise significant influence, but not control, over Canopy. Therefore, we account for the November 2017 Canopy Investment and the November 2018 Canopy Investment, each of which represents an investment in common shares of Canopy, collectively, under the equity method (the “Canopy Equity Method Investment”). We recognize equity in earnings (losses) and related activities for this investment on a two-month lag. Accordingly, we recognized equity in earnings (losses) and related activities of $(575.9) million for the period January 1, 2019, through December 31, 2019, in our consolidated financial statements for the year ended February 29, 2020, and $(2.6) million for the period November 1, 2018, through December 31, 2018, in our consolidated financial statements for the year ended February 28, 2019. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities for the years ended February 29, 2020, and February 28, 2019, include, among other items, the amortization of the fair value adjustments associated with the definite-lived intangible assets over their estimated useful lives, the flow through of inventory step-up, and unrealized gains (losses) associated with changes in our Canopy ownership percentage resulting from periodic equity issuances made by Canopy. In addition to the items noted above, the year ended February 29, 2020, includes our share of the additional loss resulting from the June 2019 Warrant Modification (as defined below) of $(409.0) million (the “June 2019 Warrant Modification Loss”).

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 90

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Price. The New Tranche B Warrants and the New Tranche C Warrants now have an expiration date of November 1, 2026.

The other rights obtained in June 2019 in connection with the Acreage Transaction include a share repurchase credit and the ability to purchase Canopy common shares on the open market or in private agreement transactions. If for any reason Canopy has not purchased the lesser of 27,378,866 Canopy common shares or C$1,583.0 million worth of Canopy common shares for cancellation between April 18, 2019 and two-years after the full exercise of the New Tranche A Warrants, we will be credited an amount that will reduce the aggregate exercise price otherwise payable upon each exercise of the New Tranche B Warrants and New Tranche C Warrants. The credit will be an amount equal to the difference between the actual price paid by Canopy in purchasing its common shares for cancellation and C$1,583.0 million. If we choose to purchase Canopy common shares on the open market or in private agreement with existing holders, the number of New Tranche B Warrants or New Tranche C Warrants shall be decreased by one for each Canopy common share acquired, up to an aggregate maximum reduction of 20 million warrants. The likelihood of receiving the share repurchase credit if we were to fully exercise the New Tranche A Warrants is remote, therefore, no fair value has been assigned.

The inputs used to estimate the fair value of the New November 2018 Canopy Warrants as of the June 27, 2019 modification date, are as follows:

	New Tranche A Warrants (1)		New Tranche B Warrants (1)
Exercise price	C$	50.40	C$	76.68
Valuation date stock price	C$	53.36	C$	53.36
Remaining contractual term	4.3 years		7.3 years
Expected volatility	66.7%		66.7%
Risk-free interest rate	1.4%		1.4%
Expected dividend yield	0.0%		0.0%

(1)	Refer to Note 7 for input descriptions.
Accordingly, we recognized a $1,176.0 million unrealized gain from unconsolidated investments in the second quarter of fiscal 2020 from the June 2019 Warrant Modification. Approximately $322.5 million of the unrealized gain was associated with the New Tranche A Warrants and $853.5 million was associated with the New Tranche B Warrants. No value was associated with the New Tranche C Warrants as they have a VWAP Exercise Price. As the expiration dates of the New Tranche A Warrants and New Tranche B Warrants were extended, we now utilize a blend of Canopy’s historical volatility, implied volatility, and limited consideration of historical peer group volatility in our valuations to supplement the limited trading history.

Canopy has various convertible equity securities outstanding, including primarily equity awards granted to its employees and options and warrants issued to various third parties, including our November 2017 Canopy Warrants, New November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Call Option (as defined below). As of February 29, 2020, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our November 2017 Canopy Warrants, New November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Call Option, would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If we exercised all of our outstanding November 2017 Canopy Warrants and New November 2018 Canopy Warrants, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would be expected to increase to greater than 50 percent. In connection with the Acreage Transaction, Canopy has a call option to acquire 100% of the shares of Acreage (the “Acreage Call Option”), which would require the issuance of

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 91

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Canopy shares. If Canopy exercised the Acreage Call Option it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would decrease and no longer be expected to be greater than 50 percent.

As of February 29, 2020, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $6.0 billion based on the terms of the November 2017 Canopy Warrants and the New November 2018 Canopy Warrants. Additionally, as of February 29, 2020, the fair value of the Canopy Equity Method Investment was $2,316.3 million based on the closing price of the underlying equity security as of that date. When compared to the carrying value of the Canopy Equity Method Investment, this fair value indicates that the investment was impaired by $595.4 million. We have evaluated the Canopy Equity Method Investment as of February 29, 2020, and determined that there was not an other-than-temporary-impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value has been less than the carrying value, (ii) an expectation that Canopy’s operating results will improve, (iii) an expectation that the Canopy stock price will recover in the near term, and (iv) our ability and intent to hold the investment until that recovery. We will continue to review the Canopy Equity Method Investment for an other-than-temporary-impairment. There may be a future impairment of our Canopy Equity Method Investment if Canopy’s stock price does not recover in the near term or our expectations about Canopy’s prospective operating results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions and the economic impact of COVID-19.

The following tables present summarized financial information for Canopy presented in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the period January through December 2019 in our year ended February 29, 2020 results. We recognized our share of Canopy’s earnings (losses) from November and December 2018, in our year ended February 28, 2019 results. The amounts shown represent 100% of Canopy’s financial position and results of operations, however, they exclude the impact of the June 2019 Warrant Modification Loss from the year ended February 29, 2020 results, as it was recorded by Canopy within equity.

	February 29, 2020	February 28, 2019
(in millions)
Current assets	$2,232.9	$3,800.7
Noncurrent assets	$3,751.6	$2,466.0
Current liabilities	$322.0	$216.8
Noncurrent liabilities	$867.9	$668.2
Noncontrolling interests	$210.5	$143.3

	For the Years Ended
	February 29, 2020	February 28, 2019 (1)
(in millions)
Net sales	$290.2	$48.6
Gross profit (loss)	$45.4	$11.2
Net income (loss)	$(327.0)	$(39.6)
Net income (loss) attributable to Canopy	$(312.6)	$(27.8)

(1)	For the period November 1, 2018, through December 31, 2018.

Subsequent event
In March 2020, Canopy announced its plans to close two Canadian greenhouse facilities as part of its efforts to align supply and demand while improving production efficiencies over time. In April 2020, Canopy announced its plans to close an additional Canadian greenhouse facility, exit its operations in

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 92

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Africa, and reduce Latin America and United States cultivation activities. Canopy expects to record an estimated pre-tax loss of approximately C$700 million to C$800 million in their fourth quarter of fiscal 2020 results from the facilities closures as well as other changes related to its organizational and strategic review. We will record our proportional share of Canopy’s estimated pre-tax loss of approximately C$245 million to C$280 million, in our first quarter of fiscal 2021 results.

11.    OTHER ASSETS

The major components of other assets are as follows:

	February 29, 2020 (1)	February 28, 2019
(in millions)
Operating lease right-of-use asset	$481.4	$—
Other	129.3	109.7
	$610.7	$109.7

(1)	The other assets balance at February 29, 2020, excludes amounts reclassified to assets held for sale.

12.    OTHER ACCRUED EXPENSES AND LIABILITIES

The major components of other accrued expenses and liabilities are as follows:

	February 29, 2020	February 28, 2019
(in millions)
Promotions and advertising	$191.7	$181.2
Salaries, commissions, and payroll benefits and withholdings	182.2	163.1
Accrued interest	94.3	107.3
Operating lease liability	76.6	—
Derivative liabilities	61.1	15.5
Income taxes payable	24.9	24.5
Other	149.6	198.8
	$780.4	$690.4

13.    BORROWINGS

Borrowings consist of the following:

	February 29, 2020			February 28, 2019
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Senior credit facility, Revolving credit loan	$—			$59.0
Commercial paper	238.9			732.5
	$238.9			$791.5

Long-term debt
Senior credit facility, Term loan	$—	$—	$—	$492.8
Term loan credit facilities	24.5	1,271.2	1,295.7	1,486.4
Senior notes	698.7	9,926.0	10,624.7	10,816.9
Other	11.7	13.6	25.3	28.9
	$734.9	$11,210.8	$11,945.7	$12,825.0

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 93

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Bank Facilities
Senior credit facility
In July 2017, the Company, CIH International S.à r.l., a wholly-owned subsidiary of ours (“CIH”), CB International Finance S.à r.l., a wholly-owned subsidiary of ours (“CB International” and together with CIH, the “European Borrowers”), CIH Holdings S.à r.l., a wholly-owned subsidiary of ours (“CIHH”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “2017 Restatement Agreement”) that amended and restated our then-existing senior credit facility (as amended and restated by the 2017 Restatement Agreement, the “2017 Credit Agreement”). The principal changes effected by the 2017 Restatement Agreement were:

•	The refinance and increase of the existing U.S. Term A-1 loan facility by $261.1 million to $500.0 million and extension of its maturity to July 14, 2024;

•
The creation of a new $2.0 billion European Term A loan facility into which the then-existing European Term A loan facility, European Term A-1 loan facility, and European Term A-2 loan facility were combined;

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

In September 2018, the Company, CB International, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2018 Restatement Agreement”) that amended and restated the August 2018 Credit Agreement (as amended and restated by the 2018 Restatement Agreement, the “2018 Credit Agreement”). The primary change effected by the 2018 Restatement Agreement was the increase of the revolving credit facility from $1.5 billion to $2.0 billion and extension of its maturity to September 14, 2023. The 2018 Restatement Agreement also modified certain financial covenants in connection with the November 2018 Canopy Transaction and added various representations and warranties, covenants, and an event of default related to the November 2018 Canopy Transaction.

In June 2019, we repaid the outstanding obligations under the U.S. Term A-1 loan facility under the 2018 Credit Agreement with proceeds from the 2019 Term Credit Agreement (as defined below).

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 94

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Term Credit Agreement
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

General
The obligations under the 2018 Credit Agreement, the Term Credit Agreement, and the 2019 Term Credit Agreement were guaranteed by certain of our U.S. subsidiaries. We and our subsidiaries are subject to covenants that are contained in the 2018 Credit Agreement, the Term Credit Agreement, and the 2019 Term Credit Agreement, including those restricting the incurrence of additional indebtedness (including guarantees of indebtedness) by subsidiaries that are not guarantors, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

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

The 2018 Credit Agreement, the Term Credit Agreement and the 2019 Term Credit Agreement were subsequently amended as described below.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 95

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

As of February 29, 2020, aggregate credit facilities under the 2018 Credit Agreement, the Term Credit Agreement, and the 2019 Term Credit Agreement consist of the following:

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
As of February 29, 2020, information with respect to borrowings under the 2018 Credit Agreement, the Term Credit Agreement, and the 2019 Term Credit Agreement is as follows:

	2018 Credit Agreement	Term Credit Agreement		2019 Term Credit Agreement
	Revolving Credit Facility	Three-Year Term Facility (1)	Five-Year Term Facility (1) (2)	2019 Five-Year Term Facility (1)
(in millions)
Outstanding borrowings	$—	$499.6	$317.1	$479.0
Interest rate	—%	2.8%	2.9%	2.5%
LIBOR margin	1.13%	1.13%	1.25%	0.88%
Outstanding letters of credit	$11.8
Remaining borrowing capacity (3)	$1,749.2

(1)	Outstanding term loan facility borrowings are net of unamortized debt issuance costs.

(2)	Outstanding borrowings reflect a $645.0 million partial prepayment of the Five-Year Term Facility under our Term Credit Agreement.

(3)
Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2018 Credit Agreement and outstanding borrowings under our commercial paper program of $239.0 million (excluding unamortized discount) (see “Commercial paper program”).

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2018 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2018 Credit Agreement. As of February 29, 2020, we had $238.9 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 1.9% and a weighted average remaining term of 8 days. As of

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 96

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

Treasury lock contracts
In February 2020, we entered into treasury lock agreements, which are designated as cash flow hedges for $300.0 million of future debt issuances. As a result of these hedges, we have fixed our 10-year treasury interest rates on $300.0 million of future debt issuances at an average rate of 1.4% (exclusive of borrowing margins).

Senior notes
Our outstanding senior notes are as follows:

		Date of			Outstanding Balance (1)
	Principal	Issuance	Maturity	Interest Payments	February 29, 2020	February 28, 2019
(in millions)
3.75% Senior Notes (2) (3)	$500.0	May 2013	May 2021	May/Nov	$499.2	$498.6
4.25% Senior Notes (2) (3)	$1,050.0	May 2013	May 2023	May/Nov	1,046.4	1,045.4
3.875% Senior Notes (2) (4)	$400.0	Nov 2014	Nov 2019	May/Nov	—	399.1
4.75% Senior Notes (2) (3)	$400.0	Nov 2014	Nov 2024	May/Nov	397.0	396.4
4.75% Senior Notes (2) (3)	$400.0	Dec 2015	Dec 2025	Jun/Dec	396.3	395.8
3.70% Senior Notes (2) (5)	$600.0	Dec 2016	Dec 2026	Jun/Dec	595.9	595.4
2.70% Senior Notes (2) (5)	$500.0	May 2017	May 2022	May/Nov	497.8	496.8
3.50% Senior Notes (2) (5)	$500.0	May 2017	May 2027	May/Nov	496.1	495.6
4.50% Senior Notes (2) (5)	$500.0	May 2017	May 2047	May/Nov	493.0	492.9
2.00% Senior Notes (2) (6)	$600.0	Nov 2017	Nov 2019	May/Nov	—	598.6
2.25% Senior Notes (2) (6)	$700.0	Nov 2017	Nov 2020	May/Nov	698.7	696.8
2.65% Senior Notes (2) (5)	$700.0	Nov 2017	Nov 2022	May/Nov	695.5	693.9
3.20% Senior Notes (2) (5)	$600.0	Feb 2018	Feb 2023	Feb/Aug	597.0	596.0
3.60% Senior Notes (2) (5)	$700.0	Feb 2018	Feb 2028	Feb/Aug	694.3	693.8
4.10% Senior Notes (2) (5)	$600.0	Feb 2018	Feb 2048	Feb/Aug	592.1	592.0
Senior Floating Rate Notes (2) (7)	$650.0	Oct 2018	Nov 2021	Quarterly	647.9	646.8
4.40% Senior Notes (2) (5)	$500.0	Oct 2018	Nov 2025	May/Nov	496.0	495.4
4.65% Senior Notes (2) (5)	$500.0	Oct 2018	Nov 2028	May/Nov	495.2	494.7
5.25% Senior Notes (2) (5)	$500.0	Oct 2018	Nov 2048	May/Nov	493.0	492.9
3.15% Senior Notes (2) (5)	$800.0	Jul 2019	Aug 2029	Feb/Aug	793.3	—
					$10,624.7	$10,816.9

(1)	Amounts are net of unamortized debt issuance costs and unamortized discounts, where applicable.

(2)
Senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. Guaranteed under our 2018 Credit Facility by certain of our U.S. subsidiaries on a senior unsecured basis.

(3)
Redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 97

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

(4)
Redeemed prior to maturity in August 2019 at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment of $1.5 million. The make-whole payment is included in loss on extinguishment of debt.

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

	Redemption
	Stated Redemption Date	Stated Basis Points
3.70% Senior Notes due December 2026	Sept 2026	25
2.70% Senior Notes due May 2022	Apr 2022	15
3.50% Senior Notes due May 2027	Feb 2027	20
4.50% Senior Notes due May 2047	Nov 2046	25
2.65% Senior Notes due November 2022	Oct 2022	15
3.20% Senior Notes due February 2023	Jan 2023	13
3.60% Senior Notes due February 2028	Nov 2027	15
4.10% Senior Notes due February 2048	Aug 2047	20
4.40% Senior Notes due November 2025	Sept 2025	20
4.65% Senior Notes due November 2028	Aug 2028	25
5.25% Senior Notes due November 2048	May 2048	30
3.15% Senior Notes due August 2029	May 2029	20

(6)
Redeemable, in whole or in part, at our option at any time prior to maturity, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 10 basis points.

(7)
Interest will accrue for each quarterly interest period at a rate equal to three-month LIBOR plus 0.70% per year as determined on the applicable interest determination date as defined in the indenture. Interest is payable quarterly in February, May, August, and November. The notes are redeemable, in whole or in part, at our option at any time prior to maturity, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

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

Subsidiary credit facilities
General
We have additional credit arrangements totaling $71.8 million and $45.1 million as of February 29, 2020, and February 28, 2019, respectively. As of February 29, 2020, and February 28, 2019, amounts outstanding under these arrangements were $25.3 million and $28.9 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations (see “Other long-term debt” for

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 98

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

additional information). Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Other long-term debt
During the year ended February 28, 2019, we recorded a conversion of $248.2 million from long-term debt to noncontrolling equity interests associated with the noncash settlement of a prior contractual agreement with our glass production plant joint venture partner, Owens-Illinois.

Debt payments
As of February 29, 2020, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $62.5 million and $13.6 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2021	$736.2
2022	1,682.2
2023	1,828.9
2024	1,393.8
2025	780.7
Thereafter	5,600.0
$12,021.8

Subsequent events
2020 Credit Agreement
In March 2020, the Company, CB International, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into a Restatement Agreement (the “2020 Restatement Agreement”) that amended and restated the 2018 Credit Agreement (as amended and restated by the 2020 Restatement Agreement, the “2020 Credit Agreement”). The principal changes effected by the 2020 Restatement Agreement were:

•	The removal of the subsidiary guarantees and termination of the guarantee agreement;

•	The inclusion of the parent guaranty provisions in connection with the termination of the guarantee agreement;

•	The removal of certain provisions pertaining to term loans since no term loans are outstanding; and

•	The revision of the LIBOR successor rate provisions to permit the use of rates based on the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York.

Upon removal of all of the subsidiary guarantors from our 2020 Credit Agreement, the subsidiary guarantors were automatically released from the indentures relating to our outstanding senior notes.

Term Credit Agreements
In March 2020, the Company, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into a term loan restatement agreement (the “Term Loan Restatement Agreement”) that amended and restated the Term Credit Agreement (as amended and restated by the Term Loan Restatement Agreement the “2020 Term Credit Agreement”).

In March 2020, the Company, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and the Lender entered into a 2020 term loan restatement agreement (the “2020 Term Loan Restatement Agreement”) that amended and restated the 2019 Term Credit Agreement (as amended and restated by the 2020 Term Loan Restatement Agreement the “March 2020 Term Credit Agreement”).

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 99

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

The principal changes effected by the Term Loan Restatement Agreement and 2020 Term Loan Restatement Agreement were:

•	The removal of the subsidiary guarantees and termination of the respective guarantee agreements; and

•	The revision of the LIBOR successor rate provisions to permit the use of rates based on SOFR.

Treasury lock contracts
In March 2020, we entered into additional treasury lock agreements, which are designated as cash flow hedges for $200.0 million of future debt issuances. As a result of these additional hedges, we have fixed our 10-year treasury interest rates on $500.0 million of future debt issuances at an average rate of 1.2% (exclusive of borrowing margins).

14.    INCOME TAXES

Income (loss) before income taxes was generated as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
(in millions)
Domestic	$(2,230.1)	$1,615.9	$591.5
Foreign	1,284.9	2,529.1	1,746.5
	$(945.2)	$4,145.0	$2,338.0

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
(in millions)
Current
Federal	$66.5	$4.1	$261.1
State	12.1	15.7	20.4
Foreign	108.5	239.2	158.4
Total current	187.1	259.0	439.9

Deferred
Federal	(459.9)	223.9	(475.9)
State	(118.3)	75.0	0.4
Foreign	(575.5)	128.0	58.3
Total deferred	(1,153.7)	426.9	(417.2)
Income tax provision (benefit)	$(966.6)	$685.9	$22.7

For the third quarter of fiscal 2020, we recognized a net income tax benefit of $547.4 million resulting from the remeasurement of our deferred tax assets in connection with the September 2019 enactment of tax reform in Switzerland.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was signed into law. The TCJ Act significantly changes U.S. corporate income taxes by, among other items, lowering the federal statutory rate from 35% to 21%, eliminating certain deductions, changing how foreign earnings are subject to U.S. tax, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. In December 2017, the SEC issued guidance related to the income tax accounting implications of the TCJ Act. This guidance provides a measurement period, which extends no longer than one year from the

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 100

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. Federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 29, 2020		February 28, 2019		February 28, 2018
	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)
(in millions, except % of pretax income (loss) data)
Income tax provision (benefit) at statutory rate	$(198.5)	21.0%	$870.5	21.0%	$765.4	32.7%
State and local income taxes, net of federal income tax benefit (1)	(82.3)	8.7%	81.3	2.0%	18.0	0.8%
Net income tax provision (benefit) from legislative changes (2)	(547.4)	57.9%	(37.6)	(0.9%)	(351.2)	(15.0%)
Earnings taxed at other than U.S. statutory rate (3)	(46.5)	5.0%	(81.0)	(1.9%)	(323.9)	(13.9%)
Excess tax benefits from stock-based compensation awards (4)	(56.2)	5.9%	(82.9)	(2.0%)	(68.6)	(2.9%)
Net income tax provision (benefit) recognized for adjustment to valuation allowance	(32.8)	3.5%	(74.1)	(1.8%)	4.8	0.2%
Miscellaneous items, net	(2.9)	0.3%	9.7	0.1%	(21.8)	(0.9%)
Income tax provision (benefit) at effective rate	$(966.6)	102.3%	$685.9	16.5%	$22.7	1.0%

(1)	Includes differences resulting from adjustments to the current and deferred state effective tax rates.

(2)
The year ended February 29, 2020, represents the recognition of a net income tax benefit resulting from the remeasurement of our deferred tax assets in connection with the September 2019 enactment of tax reform in Switzerland. The years ended February 28, 2019, and February 28, 2018, represent net income tax benefits related to the TCJ Act.

(3)
Consists of the following (i) difference between the U.S. statutory rate and local jurisdiction tax rates, (ii) the provision for incremental U.S. taxes on earnings of certain foreign subsidiaries offset by foreign tax credits, (iii) the non-U.S. portion of tax provision (benefit) recorded on the net unrealized gain (loss) from the changes in fair value of our investments in Canopy, and (iv) the non-U.S. portion of tax benefits recorded on the Canopy equity in earnings (losses) and related activities.

(4)	Represents the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 101

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Significant components of deferred tax assets (liabilities) consist of the following:

	February 29, 2020	February 28, 2019
(in millions)
Deferred tax assets
Intangible assets	$2,045.8	$1,616.7
Loss carryforwards	225.9	147.8
Stock-based compensation	75.6	33.4
Lease liabilities	89.2	—
Inventory	32.4	20.3
Investments in unconsolidated investees	106.1	—
Other accruals	35.0	85.5
Gross deferred tax assets	2,610.0	1,903.7
Valuation allowances	(54.1)	(86.9)
Deferred tax assets, net	2,555.9	1,816.8

Deferred tax liabilities
Property, plant, and equipment	(175.5)	(191.5)
Investments in unconsolidated investees	—	(448.9)
Provision for unremitted earnings	(27.5)	(22.8)
Right-of-use assets	(80.5)	—
Total deferred tax liabilities	(283.5)	(663.2)
Deferred tax assets (liabilities), net	$2,272.4	$1,153.6

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the projected reversal of deferred tax liabilities and projected future taxable income as well as tax planning strategies. Based upon this assessment, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of any valuation allowances.

As of February 29, 2020, operating loss carryforwards, which are primarily state and foreign, totaling $1.5 billion are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $1.4 billion will expire in fiscal 2021 through fiscal 2040 and $87.4 million of operating losses in certain jurisdictions may be carried forward indefinitely. Additionally, as of February 29, 2020, federal capital losses totaling $173.2 million are being carried forward and will expire in fiscal 2022.

We have recognized valuation allowances for operating loss carryforwards, capital loss carryforwards, and other deferred tax assets when we believe it is more likely than not that these items will not be realized. The decrease in our valuation allowances as of February 29, 2020, primarily relates to the reversal of valuation allowances for capital loss carryforwards in connection with the Wine and Spirits Transaction.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 102

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
(in millions)
Balance as of March 1	$224.3	$89.3	$39.5
Increases as a result of tax positions taken during a prior period	11.4	56.4	7.5
Decreases as a result of tax positions taken during a prior period	(14.8)	(1.4)	(0.1)
Increases as a result of tax positions taken during the current period	29.0	88.8	43.8
Decreases related to settlements with tax authorities	(0.1)	(0.8)	(0.4)
Decreases related to lapse of applicable statute of limitations	(0.4)	(8.0)	(1.0)
Balance as of last day of February	$249.4	$224.3	$89.3

As of February 29, 2020, and February 28, 2019, we had $276.2 million and $239.0 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recognized on our balance sheets. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

As of February 29, 2020, and February 28, 2019, we had $249.4 million and $224.3 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate in the year of resolution.

We file U.S. Federal income tax returns and various state, local, and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Canada, Mexico, Switzerland, and the U.S. Various U.S. Federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 29, 2020, we estimate that unrecognized tax benefit liabilities could change by a range of $1 million to $19 million. With few exceptions, we are no longer subject to U.S. Federal, state, local, or foreign income tax examinations for fiscal years prior to February 28, 2013.

We provide for additional tax expense based on probable outcomes of ongoing tax examinations and assessments in various jurisdictions. While it is often difficult to predict the outcome or the timing of resolution of any tax matter, we believe the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash.

15.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	February 29, 2020	February 28, 2019
(in millions)
Operating lease liability	$483.6	$—
Deferred income taxes	384.0	1,029.7
Unrecognized tax benefit liabilities	276.2	239.0
Long-term income tax payable	96.2	95.4
Other	86.3	106.6
	$1,326.3	$1,470.7

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 103

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

16.    LEASES

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

Certain of our leases include variable lease payments, including payments that depend on an index or rate, as well as variable payments for items such as raw materials, labor, property taxes, insurance, maintenance, and other operating expenses associated with leased assets. Certain grape purchasing arrangements include variable payments based on actual tonnage and price of grapes that will vary depending on certain factors, including weather, time of harvest, overall market conditions, and the agricultural practices and location of the vineyard. In addition, certain third-party logistics arrangements include variable payments that vary depending on throughput. Such variable lease payments are excluded from the calculation of the right-of-use asset and are recognized in the period in which the obligation is incurred.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 104

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Balance sheet location
A summary of lease right-of-use assets and liabilities are as follows:

	Balance Sheet Classification	February 29, 2020
(in millions)
Assets
Operating lease	Other assets	$481.4
Finance lease	Property, plant, and equipment	26.6
Total right-of-use assets		$508.0

Liabilities
Current:
Operating lease	Other accrued expenses and liabilities	$76.6
Finance lease	Current maturities of long-term debt	11.7
Non-current:
Operating lease	Deferred income taxes and other liabilities	483.6
Finance lease	Long-term debt, less current maturities	13.6
Total lease liabilities		$585.5

Lease cost
The components of total lease cost are as follows:

For the Year Ended February 29, 2020
(in millions)
Operating lease cost	$98.9
Finance lease cost:
Amortization of right-of-use assets	12.2
Interest on lease liabilities	0.7
Short-term lease cost	8.6
Variable lease cost	403.3
Total lease cost	$523.7

Lease maturities (1)
As of February 29, 2020, minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
(in millions)
2021	$94.1	$12.2
2022	81.8	7.9
2023	68.9	4.4
2024	61.3	1.7
2025	51.0	—
Thereafter	329.7	—
Total lease payments	686.8	26.2
Less: Interest	(126.6)	(0.9)
Total lease liabilities	$560.2	$25.3

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 105

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

As of February 28, 2019, future payments were expected to be as follows:

Operating Leases
(in millions)
2020	$59.0
2021	58.2
2022	51.1
2023	47.9
2024	41.2
Thereafter	302.1
Total lease payments	$559.5

(1)	For leases with terms in excess of 12 months at inception.

Supplemental information	For the Year Ended February 29, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100.7
Operating cash flows from finance leases	$0.7
Financing cash flows from finance leases	$13.8

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$34.3
Finance leases	$10.7

February 29, 2020
(in millions)
Weighted-average remaining lease term:
Operating leases	11.7 years
Finance leases	3.2 years

Weighted-average discount rate:
Operating leases	3.5%
Finance leases	2.6%

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 106

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

17.    COMMITMENTS AND CONTINGENCIES

Purchase commitments and contingencies
We have entered into various long-term contracts in the normal course of business for the purchase of (i) certain inventory components, (ii) property, plant, and equipment and related contractor and manufacturing services, (iii) processing and warehousing services, (iv) transportation services, and (v) certain energy requirements. As of February 29, 2020, the estimated aggregate minimum purchase commitments under these contracts are as follows:

	Type	Length of Commitment	Amount
(in millions)
Raw materials and supplies (1)	Packaging, grapes, hops, malts, and other raw materials	through December 2037	$4,789.5
In-process inventories	Bulk wine and spirits	through April 2025	85.8
Contract services	Processing and warehousing services, transportation services, and energy contracts	through December 2030	657.2
Capital expenditures (2)	Property, plant, and equipment and contractor and manufacturing services	through April 2022	459.6
Other	Finished wine case goods	through May 2029	32.6
			$6,024.7

(1)
Certain grape purchasing arrangements include the purchase of grape production yielded from specified blocks of a vineyard. The actual tonnage and price of grapes that we purchase will vary each year depending on certain factors, including weather, time of harvest, overall market conditions, and the agricultural practices and location of the vineyard. Amounts included herein for the estimated aggregate minimum grape purchase commitments consist of estimates for the purchase of the grapes and the implicit leases of the land. Upon adoption of the new lease guidance on March 1, 2019, certain grape purchasing arrangements classified as leases have not resulted in the recognition of right-of-use assets and lease liabilities on our balance sheet due to their variable nature.

(2)
Consists of purchase commitments entered into primarily in connection with the construction of the Mexicali Brewery, and the expansion project for the brewery located in Obregon, Sonora, Mexico (the “Obregon Brewery”).

Additionally, we have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements for the years ended February 29, 2020, February 28, 2019, and February 28, 2018, were $166.6 million, $238.8 million, and $316.6 million, respectively.

Indemnification liabilities
In connection with prior divestitures, we have indemnified respective parties against certain liabilities that may arise subsequent to the divestiture. As of February 29, 2020, and February 28, 2019, these liabilities consist primarily of indemnifications related to certain income tax matters. During the year ended February 28, 2019, in connection with the sale of the Accolade Wine Investment, we were released from certain guarantees and we recognized a gain of $3.7 million as part of the net gain on the sale of this business. This net gain is included in income (loss) from unconsolidated investments. As of February 29, 2020, and February 28, 2019, the carrying amount of our indemnification liabilities was $9.1 million and $9.2 million, respectively, and is included in deferred income taxes and other liabilities. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Legal matters
In the course of our business, we are subject to litigation from time to time. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 107

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

liability will not have a material adverse effect on our financial condition, results of operations, or cash flows.

Other
In connection with the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires, we have recognized total losses of $20.6 million, with $1.5 million recognized for the first quarter of fiscal 2019 and $19.1 million recognized for the fourth quarter of fiscal 2018. In the second quarter of fiscal 2020 we recovered $8.6 million from our insurance carriers and do not expect to receive any additional reimbursement.

18.    STOCKHOLDERS’ EQUITY

Common stock
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

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2017	257,506,184	28,358,527	2,080	86,262,971	5,005,800
Share repurchases	—	—	—	4,810,061	—
Conversion of shares	29,640	(23,140)	(6,500)	—	—
Exercise of stock options	1,182,532	—	6,390	—	—
Employee stock purchases	—	—	—	(75,023)	—
Grant of restricted stock awards	—	—	—	(3,848)	—
Vesting of restricted stock units (1)	—	—	—	(181,994)	—
Vesting of performance share units (1)	—	—	—	(68,928)	—
Balance at February 28, 2018	258,718,356	28,335,387	1,970	90,743,239	5,005,800

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 108

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Retirement of treasury shares (2)	(74,000,000)	—	—	(74,000,000)	—
Share repurchases	—	—	—	2,352,145	—
Conversion of shares	12,968	(12,968)	—	—	—
Exercise of stock options	1,008,854	—	1,147,654	—	—
Employee stock purchases	—	—	—	(76,844)	—
Grant of restricted stock awards	—	—	—	(3,914)	—
Vesting of restricted stock units (1)	—	—	—	(24,308)	—
Vesting of performance share units (1)	—	—	—	(62,352)	—
Balance at February 28, 2019	185,740,178	28,322,419	1,149,624	18,927,966	5,005,800
Share repurchases	—	—	—	265,593	—
Conversion of shares	350,567	(22,213)	(328,354)	—	—
Exercise of stock options (3)	—	—	870,957	(747,527)	—
Employee stock purchases	—	—	—	(69,324)	—
Vesting of restricted stock units (1)	—	—	—	(91,311)	—
Vesting of performance share units (1)	—	—	—	(29,015)	—
Cancellation of restricted shares	—	—	—	444	—
Balance at February 29, 2020	186,090,745	28,300,206	1,692,227	18,256,826	5,005,800

(1)	Net of the following shares withheld to satisfy tax withholding requirements:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Restricted Stock Units	49,900	15,409	117,188
Performance Share Units	17,439	44,016	55,584

(2)	Shares of our Class A Treasury Stock were retired to authorized and unissued shares of our Class A Common Stock.

(3)	Includes use of Class A Treasury Stock associated with stock option exercises beginning March 1, 2019.
Stock repurchases
From time to time, our Board of Directors has authorized the repurchase of our Class A Common Stock and Class B Convertible Common Stock. Shares may be repurchased through open market or privately negotiated transactions. Shares repurchased under such authorizations have become treasury shares. A summary of share repurchase activity is as follows:

			Class A Common Shares Repurchased
	Repurchase Authorization		For the Year Ended February 29, 2020		For the Year Ended February 28, 2019		For the Year Ended February 28, 2018
	Date	Amount Authorized	Dollar Value	Number of Shares	Dollar Value	Number of Shares	Dollar Value	Number of Shares
(in millions, except share data)
2017 Authorization (1)	Nov 2016	$1,000.0	$—	—	$—	—	$546.9	2,530,194
2018 Authorization (2)	Jan 2018	$3,000.0	50.0	265,593	504.3	2,352,145	491.6	2,279,867
			$50.0	265,593	$504.3	2,352,145	$1,038.5	4,810,061

(1)	The 2017 Authorization was fully utilized during the year ended February 28, 2018.

(2)
As of February 29, 2020, $1,954.1 million remains available for future share repurchase under the 2018 Authorization. The Board of Directors did not specify a date upon which this authorization would expire.

Common stock dividends
In April 2020, our Board of Directors declared a quarterly cash dividend of $0.75 per share of Class A Common Stock, $0.68 per share of Class B Convertible Common Stock, and $0.68 per share of Class 1 Common Stock payable in the first quarter of fiscal 2021.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 109

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

19.    STOCK-BASED EMPLOYEE COMPENSATION

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost recognized for our stock-based awards and income tax benefits related thereto are as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
(in millions)
Total compensation cost recognized in our results of operations	$60.4	$64.1	$60.9
Income tax benefit related thereto recognized in our results of operations	$9.5	$11.6	$13.5

Long-term stock incentive plan
Under our Long-Term Stock Incentive Plan, nonqualified stock options, restricted stock, restricted stock units, performance share units, and other stock-based awards may be granted to our employees, officers, and directors. The aggregate number of shares of our Class A Common Stock and Class 1 Common Stock available for awards under our Long-Term Stock Incentive Plan is 108,000,000 shares.

The exercise price, vesting period, and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of our Class A Common Stock on the date of grant. Nonqualified stock options generally vest and become exercisable over a four-year period from the date of grant and expire as established by the Committee, but not later than ten years after the grant date.

Grants of restricted stock, restricted stock units, performance share units, and other stock-based awards may contain such vesting periods, terms, conditions, and other requirements as the Committee may establish. Restricted stock and restricted stock unit awards are based on service and generally vest over one to four years from the date of grant. Performance share unit awards are based on service and the satisfaction of certain performance conditions, and vest over a required employee service period, generally from one to three years from the date of grant, which closely matches the performance period. The performance conditions include the achievement of specified financial or operational performance metrics, or market conditions which require the achievement of specified levels of shareholder return relative to other companies as defined in the applicable performance share unit agreement. The actual number of shares to be awarded upon vesting of a performance share unit award will range between 0% and 200% of the target award, based upon the measure of performance as certified by the Committee.

A summary of stock option activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 29, 2020		February 28, 2019		February 28, 2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	5,691,219	$81.87	7,444,701	$56.33	8,070,255	$44.31
Granted	639,957	$206.76	540,640	$227.91	624,121	$172.70
Exercised	(1,618,484)	$41.77	(2,156,508)	$23.55	(1,188,922)	$31.86
Forfeited	(175,917)	$201.44	(133,250)	$187.84	(59,725)	$136.08
Expired	(11,357)	$224.07	(4,364)	$175.86	(1,028)	$36.13
Outstanding as of last day of February	4,525,418	$108.87	5,691,219	$81.87	7,444,701	$56.33
Exercisable	3,330,164	$75.61	4,456,486	$53.18	5,983,286	$34.12

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 110

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

As of February 29, 2020, the aggregate intrinsic value of our options outstanding and exercisable was $330.7 million and $329.2 million, respectively. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 4.8 years and 3.6 years, respectively.

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
(in millions)
Fair value of stock options vested	$21.1	$22.8	$20.3
Intrinsic value of stock options exercised	$255.0	$348.5	$189.9
Tax benefit realized from stock options exercised	$60.4	$82.6	$59.8

The weighted average grant-date fair value of stock options granted and the weighted average inputs used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Grant-date fair value	$44.90	$53.06	$42.88
Expected life (1)	6.0 years	5.9 years	5.9 years
Expected volatility (2)	22.1%	22.3%	26.0%
Risk-free interest rate (3)	2.5%	2.9%	2.0%
Expected dividend yield (4)	1.5%	1.3%	1.2%

(1)	Based on historical experience of employees’ exercise behavior for similar type awards.

(2)	Based primarily on historical volatility levels of our Class A Common Stock.

(3)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

(4)	Based on the calculated yield on our Class A Common Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.
A summary of restricted Class A Common Stock activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 29, 2020		February 28, 2019		February 28, 2018
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Awards
Outstanding balance as of March 1, Nonvested	3,914	$214.29	3,848	$197.18	4,088	$166.34
Granted	—	$—	3,914	$214.29	3,848	$197.18
Vested	(3,470)	$214.34	(3,848)	$197.18	(4,088)	$166.34
Forfeited	(444)	$213.85	—	$—	—	$—
Outstanding balance as of last day of February, Nonvested	—	$—	3,914	$214.29	3,848	$197.18

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 111

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 29, 2020		February 28, 2019		February 28, 2018
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Units
Outstanding balance as of March 1, Nonvested	314,252	$181.62	286,658	$157.29	455,699	$117.44
Granted	138,472	$203.32	108,545	$226.97	157,200	$178.11
Vested	(141,211)	$168.68	(39,717)	$129.57	(299,182)	$109.09
Forfeited	(40,370)	$200.87	(41,234)	$182.00	(27,059)	$140.00
Outstanding balance as of last day of February, Nonvested	271,143	$196.58	314,252	$181.62	286,658	$157.29

Performance Share Units
Outstanding balance as of March 1, Nonvested	259,464	$213.27	227,720	$177.90	250,333	$141.91
Granted	60,031	$253.72	172,468	$222.92	55,464	$236.79
Performance achievement (1)	(17,035)	$168.00	(281)	$155.72	55,081	$99.85
Vested	(46,454)	$156.80	(106,368)	$147.34	(124,512)	$100.73
Forfeited	(34,257)	$239.48	(34,075)	$215.63	(8,646)	$144.57
Outstanding balance as of last day of February, Nonvested	221,749	$231.49	259,464	$213.27	227,720	$177.90

(1)	Reflects the net number of awards achieved above (below) target levels based on actual performance measured at the end of the performance period.
The fair value of shares vested for our restricted Class A Common Stock awards is as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
(in millions)
Restricted stock awards	$0.7	$0.8	$0.8
Restricted stock units	$29.9	$9.0	$56.5
Performance share units	$9.9	$24.4	$21.4

The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average inputs used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Grant-date fair value	$319.56	$322.42	$250.30
Grant-date price	$205.46	$228.26	$172.09
Performance period	2.8 years	2.9 years	2.9 years
Expected volatility (1)	23.1%	20.7%	21.5%
Risk-free interest rate (2)	2.3%	2.6%	1.4%
Expected dividend yield (3)	0.0%	0.0%	0.0%

(1)	Based primarily on historical volatility levels of our Class A Common Stock.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 112

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

(2)	Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.

(3)	No expected dividend yield as units granted earn dividend equivalents.
Employee stock purchase plan
We have a stock purchase plan (the “Employee Stock Purchase Plan”) under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 29, 2020, February 28, 2019, and February 28, 2018, employees purchased 69,324 shares, 76,844 shares, and 75,023 shares, respectively, under this plan.

Other
As of February 29, 2020, there was $76.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 2.2 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

20.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

The computation of basic and diluted net income (loss) per common share is as follows:

	For the Years Ended
	February 29, 2020		February 28, 2019		February 28, 2018
	Common Stock		Common Stock		Common Stock
	Class A	Class B	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(10.2)	$(1.6)	$3,049.5	$386.4	$2,049.9	$253.5
Conversion of Class B common shares into Class A common shares	—	—	386.4	—	253.5	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	(8.3)	—	(6.3)
Net income (loss) attributable to CBI allocated – diluted	$(10.2)	$(1.6)	$3,435.9	$378.1	$2,303.4	$247.2

Weighted average common shares outstanding – basic	168.329	23.313	167.249	23.321	171.457	23.336
Conversion of Class B common shares into Class A common shares (1)	—	—	23.321	—	23.336	—
Stock-based awards, primarily stock options (1)	—	—	4.962	—	5.952	—
Weighted average common shares outstanding – diluted	168.329	23.313	195.532	23.321	200.745	23.336

Net income (loss) per common share attributable to CBI – basic	$(0.07)	$(0.07)	$18.24	$16.57	$11.96	$10.86
Net income (loss) per common share attributable to CBI – diluted	$(0.07)	$(0.07)	$17.57	$16.21	$11.47	$10.59

(1)
We have excluded 23,313,300 of Class B Convertible Common Stock and 3,238,780 of shares issuable under the assumed exercise of stock options using the treasury stock method from the calculation of diluted net income (loss) per share for the year ended February 29, 2020, as the effect of including these would have been anti-dilutive.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 113

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

21.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2018
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$147.3	$(1.6)	$145.7
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	147.3	(1.6)	145.7
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	76.7	(21.5)	55.2
Reclassification adjustments	(2.9)	0.2	(2.7)
Net gain (loss) recognized in other comprehensive income (loss)	73.8	(21.3)	52.5
Unrealized gain (loss) on AFS debt securities:
Net AFS debt securities gain (loss)	—	(0.2)	(0.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	—	(0.2)	(0.2)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(1.7)	0.6	(1.1)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(1.7)	0.6	(1.1)
Other comprehensive income (loss) attributable to CBI	$219.4	$(22.5)	$196.9

For the Year Ended February 28, 2019
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(194.2)	$—	$(194.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(194.2)	—	(194.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	8.3	5.0	13.3
Reclassification adjustments	(3.6)	0.9	(2.7)
Net gain (loss) recognized in other comprehensive income (loss)	4.7	5.9	10.6
Unrealized gain (loss) on AFS debt securities:
Net AFS debt securities gain (loss)	(0.4)	0.1	(0.3)
Reclassification adjustments	1.9	0.9	2.8
Net gain (loss) recognized in other comprehensive income (loss)	1.5	1.0	2.5
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.4	(0.1)	0.3
Reclassification adjustments	0.3	(0.1)	0.2
Net gain (loss) recognized in other comprehensive income (loss)	0.7	(0.2)	0.5
Share of OCI of equity method investments:
Net gain (loss)	38.7	(9.1)	29.6
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	38.7	(9.1)	29.6
Other comprehensive income (loss) attributable to CBI	$(148.6)	$(2.4)	$(151.0)

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 114

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 29, 2020
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$83.4	$—	$83.4
Reclassification adjustments	(22.6)	—	(22.6)
Net gain (loss) recognized in other comprehensive income (loss)	60.8	—	60.8
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	48.0	6.4	54.4
Reclassification adjustments	(15.3)	(1.7)	(17.0)
Net gain (loss) recognized in other comprehensive income (loss)	32.7	4.7	37.4
Pension/postretirement adjustments:
Net actuarial gain (loss)	(3.1)	0.9	(2.2)
Reclassification adjustments	1.8	(0.1)	1.7
Net gain (loss) recognized in other comprehensive income (loss)	(1.3)	0.8	(0.5)
Share of OCI of equity method investments:
Net gain (loss)	(13.3)	3.2	(10.1)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(13.3)	3.2	(10.1)
Other comprehensive income (loss) attributable to CBI	$78.9	$8.7	$87.6

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2019	$(406.5)	$25.1	$(2.1)	$29.6	$(353.9)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	83.4	54.4	(2.2)	(10.1)	125.5
Amounts reclassified from accumulated other comprehensive income (loss)	(22.6)	(17.0)	1.7	—	(37.9)
Other comprehensive income (loss)	60.8	37.4	(0.5)	(10.1)	87.6
Balance, February 29, 2020	$(345.7)	$62.5	$(2.6)	$19.5	$(266.3)

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 115

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

22.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Net sales to our five largest customers represented 32.5%, 32.7%, and 32.5% of our net sales for the years ended February 29, 2020, February 28, 2019, and February 28, 2018, respectively. Net sales to our five largest customers are expected to continue to represent a significant portion of our revenues. Net sales to an individual customer which amount to 10% or more of our net sales, and the associated amounts receivable from this customer as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Southern Glazer’s Wine and Spirits
Net sales	10.5%	12.9%	13.0%
Accounts receivable	27.2%	30.8%	28.1%

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

23.    BUSINESS SEGMENT INFORMATION

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

In the Beer segment, our portfolio consists of high-end imported beer, craft beer, and alternative beverage alcohol brands. We have an exclusive perpetual brand license to import, market, and sell in the U.S. our Mexican beer portfolio. In the Wine and Spirits segment, we sell a portfolio that includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

In addition, management excludes items that affect comparability (“Comparable Adjustments”) from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and segment

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 116

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
(in millions)
Cost of product sold
Strategic business development costs	$(124.5)	$(6.0)	$—
Net gain (loss) on undesignated commodity derivative contracts	(49.0)	1.8	7.4
Accelerated depreciation	(7.6)	(8.9)	—
Flow through of inventory step-up	(1.5)	(4.9)	(18.7)
Settlements of undesignated commodity derivative contracts	11.7	(8.6)	2.3
Recovery of (loss on) on inventory write-down	8.6	(3.3)	(19.1)
Total cost of product sold	(162.3)	(29.9)	(28.1)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(25.3)	(17.1)	(14.0)
Impairment of intangible assets	(11.0)	(108.0)	(86.8)
Transaction, integration, and other acquisition-related costs	(9.2)	(10.2)	(11.3)
Net gain (loss) on foreign currency derivative contracts associated with acquisition of investment	—	(32.6)	—
Deferred compensation	—	(16.3)	—
Loss on contract termination (1)	—	—	(59.0)
Other gains (losses) (2)	5.5	10.1	10.5
Total selling, general, and administrative expenses	(40.0)	(174.1)	(160.6)

Impairment of assets held for sale	(449.7)	—	—

Gain (loss) on sale of business	74.1	—	—
Comparable Adjustments, Operating income (loss)	$(577.9)	$(204.0)	$(188.7)

(1)	Represents a loss incurred in connection with the early termination of a beer glass supply contract with an affiliate of Owens-Illinois.
(2)	Includes the following:	For the Years Ended
		February 29, 2020	February 28, 2019	February 28, 2018
	Increase in our ownership interest in Nelson’s Green Brier	11.8	—	—
	Recognition of previously deferred gain upon release of a related guarantee	6.2	—	—
	(Increase) reduction in estimated fair value of a contingent liability associated with a prior period acquisition	(11.4)	—	8.1
	Sale of certain non-core assets	(0.3)	8.5	—

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 117

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
(in millions)
Beer
Net sales	$5,615.9	$5,202.1	$4,660.4
Segment operating income (loss)	$2,247.9	$2,042.9	$1,840.2
Capital expenditures	$571.7	$720.0	$882.6
Depreciation and amortization	$204.3	$203.5	$168.8

Wine and Spirits
Net sales:
Wine	$2,367.5	$2,532.5	$2,556.3
Spirits	360.1	381.4	363.6
Net sales	$2,727.6	$2,913.9	$2,919.9
Segment operating income (loss)	$708.4	$771.2	$794.1
Income (loss) from unconsolidated investments	$36.4	$33.4	$34.4
Equity method investments (1)	$87.7	$79.7	$80.7
Capital expenditures	$92.7	$129.5	$151.1
Depreciation and amortization	$98.7	$98.4	$94.0

Corporate Operations and Other
Segment operating income (loss)	$(223.9)	$(197.9)	$(165.8)
Income (loss) from unconsolidated investments	$(3.2)	$(0.2)	$0.2
Equity method investments	$94.5	$53.8	$40.8
Capital expenditures	$62.1	$36.8	$23.9
Depreciation and amortization	$21.6	$28.3	$36.9

Canopy
Net sales	$290.2	$48.6	NA
Segment operating income (loss)	$(685.8)	$(82.7)	NA
Capital expenditures	$572.8	$449.8	NA
Depreciation and amortization	$81.4	$21.9	NA

Consolidation and Eliminations
Net sales	$(290.2)	$(48.6)	$—
Operating income (loss)	$685.8	$82.7	$—
Income (loss) from unconsolidated investments	$(221.7)	$(16.5)	$—
Equity method investments	$2,911.7	$3,332.1	$—
Capital expenditures	$(572.8)	$(449.8)	$—
Depreciation and amortization	$(81.4)	$(21.9)	$—

Comparable Adjustments
Operating income (loss)	$(577.9)	$(204.0)	$(188.7)
Income (loss) from unconsolidated investments	$(2,480.1)	$2,084.9	$452.6
Depreciation and amortization	$7.6	$8.9	$—

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 118

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
(in millions)
Consolidated
Net sales	$8,343.5	$8,116.0	$7,580.3
Operating income (loss)	$2,154.5	$2,412.2	$2,279.8
Income (loss) from unconsolidated investments (2)	$(2,668.6)	$2,101.6	$487.2
Equity method investments (1)	$3,093.9	$3,465.6	$121.5
Capital expenditures	$726.5	$886.3	$1,057.6
Depreciation and amortization	$332.2	$339.1	$299.7

(1)	Equity method investments balance at February 29, 2020, excludes amounts reclassified to assets held for sale.
(2)	Income (loss) from unconsolidated investments consists of:	For the Years Ended
		February 29, 2020	February 28, 2019	February 28, 2018
	(in millions)
	Unrealized net gain (loss) on securities measured at fair value	$(2,126.4)	$1,971.2	$464.3
	Net gain (loss) on sale of unconsolidated investment	0.4	99.8	—
	Equity in earnings (losses) from Canopy and related activities (i)	(575.9)	(2.6)	—
	Equity in earnings (losses) from other equity method investees	33.3	33.2	34.6
	Other (ii)	—	—	(11.7)
		$(2,668.6)	$2,101.6	$487.2

	(i)	Includes the June 2019 Modification Loss
	(ii)	Net loss on foreign currency derivative contracts associated with November 2017 Canopy securities measured at fair value

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in New Zealand and Italy for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer.

Geographic data is as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
(in millions)
Net sales
U.S.	$8,116.2	$7,894.8	$7,325.4
Non-U.S. (primarily Canada)	227.3	221.2	254.9
	$8,343.5	$8,116.0	$7,580.3

	February 29, 2020	February 28, 2019
(in millions)
Long-lived tangible assets (1)
U.S.	$897.7	$1,127.7
Non-U.S. (primarily Mexico)	4,435.3	4,139.6
	$5,333.0	$5,267.3

(1)	Long-lived tangible assets balance at February 29, 2020, excludes amounts reclassified to assets held for sale.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 119

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

24.    SUBSEQUENT EVENT

COVID-19
We have an existing Crisis Management Committee that has been closely monitoring the impact of the novel strain of a virus, COVID-19, on our Company and our workforce since January 2020. In March 2020, the WHO recognized COVID-19 as a pandemic. COVID-19 has severely restricted the level of economic activity around the world. In most of our locations, the beverage alcohol industry has been classified as an essential business and as such we are still able to produce and sell our products. COVID-19 has affected us primarily in the reduction of depletion volume on our products in the on-premise business due to shelter in place mandates and bar and restaurant closures. The on-premise business has historically been about 10% to 15% of our depletion volume for beer, wine, and spirits.

Currently, our major breweries, wineries, and bottling facilities are still operating but, in some instances, at lower production levels than planned. We have closed all hospitality, tasting rooms, retail, restaurants, and other non-essential public facilities. However, our supply chains and distribution channels have not been materially impacted and we have adequate supply of products to meet forecasted demand. The March 2020 closure of the U.S. and Mexico border to non-essential travel does not impact the movement of commercial products including the products we manufacture in Mexico and import to the U.S.

We have implemented various measures to reduce the spread of the virus including working from home, restricting visitors to our production locations, splitting our production workforces, reducing the on-site production workforce levels, screening workers before they enter facilities, implementing social distancing, and encouraging employees to adhere to prevention measures recommended by the CDC and the WHO. Since our non-production workforce is able to work remotely using various technology tools, we are able to maintain our operations and internal controls over financial reporting and disclosures.

25.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	For the Quarters Ended
	May 31, 2019	August 31, 2019	November 30, 2019	February 29, 2020	Full Year
(in millions, except per share data)
Fiscal 2020
Net sales	$2,097.2	$2,344.0	$1,999.4	$1,902.9	$8,343.5
Gross profit	$1,028.7	$1,185.9	$987.5	$949.8	$4,151.9
Net income (loss) attributable to CBI (1)	$(245.4)	$(525.2)	$360.4	$398.4	$(11.8)
Net income (loss) per common share attributable to CBI (1) (2):
Basic – Class A Common Stock	$(1.30)	$(2.77)	$1.90	$2.10	$(0.07)
Basic – Class B Convertible Common Stock	$(1.19)	$(2.52)	$1.73	$1.91	$(0.07)
Diluted – Class A Common Stock	$(1.30)	$(2.77)	$1.85	$2.04	$(0.07)
Diluted – Class B Convertible Common Stock	$(1.19)	$(2.52)	$1.71	$1.89	$(0.07)

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 120

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Quarters Ended
	May 31, 2018	August 31, 2018	November 30, 2018	February 28, 2019	Full Year
(in millions, except per share data)
Fiscal 2019
Net sales	$2,047.1	$2,299.1	$1,972.6	$1,797.2	$8,116.0
Gross profit	$1,048.6	$1,168.2	$970.0	$893.5	$4,080.3
Net income (loss) attributable to CBI (1)	$743.8	$1,149.5	$303.1	$1,239.5	$3,435.9
Net income (loss) per common share attributable to CBI (1) (2):
Basic – Class A Common Stock	$3.93	$6.11	$1.62	$6.57	$18.24
Basic – Class B Convertible Common Stock	$3.57	$5.55	$1.47	$5.97	$16.57
Diluted – Class A Common Stock	$3.77	$5.87	$1.56	$6.37	$17.57
Diluted – Class B Convertible Common Stock	$3.48	$5.41	$1.45	$5.87	$16.21

(1)	Includes the following:	For the Quarters Ended
		May 31, 2019	August 31, 2019	November 30, 2019	February 29, 2020
	(in millions, net of income tax effect)
	Unrealized net gain (loss) on securities measured at fair value	$(633.5)	$(667.6)	$(411.3)	$56.9
	Impairment of asset held for sale	$—	$(20.4)	$(294.8)	$(33.2)
	Equity in earnings (losses) from Canopy	$(78.2)	$(366.7)	$41.4	$(15.6)
	Inventory write-downs	$(20.6)	$(10.3)	$(46.7)	$(0.3)
	Net income tax benefit recognized in connection with tax reform in Switzerland	$—	$—	$547.4	$—
	Gain (loss) on sale of business	$—	$—	$59.0	$5.2
	Net income tax (provision) benefit recognized for adjustments to valuation allowances	$54.1	$—	$—	$(25.0)

		For the Quarters Ended
		May 31, 2018	August 31, 2018	November 30, 2018	February 28, 2019
	(in millions, net of income tax effect)
	Unrealized net gain (loss) on securities measured at fair value	$224.1	$595.1	$(168.4)	$911.7
	Net gain (loss) on sale of unconsolidated investment	$99.5	$(1.6)	$—	$—
	Impairment of intangible assets	$—	$—	$—	$(81.0)
	Net income tax (provision) benefit recognized for adjustments to valuation allowances	$—	$—	$—	$50.1

(2)
The sum of the quarterly net income (loss) per common share for Fiscal 2020 and Fiscal 2019 may not equal the total computed for the respective years as the net income (loss) per common share is computed independently for each of the quarters presented and for the full year.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 121

PART II	OTHER KEY INFORMATION	Table of Contents

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

(a)	See page 59 of this Annual Report on Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)	See page 60 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, our independent registered public accounting firm, which is incorporated herein by reference.

(c)
We are in the process of implementing a new enterprise resource planning system across our business units using a phased approach over the next several years. There will be changes in our internal controls as this system becomes operational at each business unit. On December 1, 2019, our Mexico business unit implemented the new enterprise resource planning system. This resulted in changes in our internal controls for the fiscal quarter ended February 29, 2020. In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)), no other changes were identified in our internal control over financial reporting during our fiscal quarter ended February 29, 2020 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 21, 2020, under those sections of the Proxy Statement to be titled “Director Nominees” and “The Board of Directors and Committees of the Board.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 122

PART III	OTHER KEY INFORMATION	Table of Contents

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 21, 2020, under those sections of the Proxy Statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 21, 2020, under that section of the Proxy Statement to be titled “Beneficial Ownership.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 29, 2020. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,174,417	(1)	$108.87	(2)	12,750,724	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	5,174,417		$108.87		12,750,724

(1)
Includes 377,856 shares of unvested performance share units and 271,143 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, which ranges from 100% to 200% of the target shares granted. We currently estimate that 170,935 of the target shares granted will be awarded between 100% and 150% of target and 50,814 of the target shares granted will be awarded between 25% and 95% of target based upon our expectations as of February 29, 2020, regarding the achievement of specified performance targets.

(2)	Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 123

PART III	OTHER KEY INFORMATION	Table of Contents

(3)
Includes 1,353,689 shares of Class A Common Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 34,000 shares are subject to purchase during the current offering period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 21, 2020, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board,” and “Certain Relationships and Related Transactions.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 21, 2020, under that section of the Proxy Statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 124

PART IV	OTHER KEY INFORMATION	Table of Contents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – February 29, 2020, and February 28, 2019

Consolidated Statements of Comprehensive Income (Loss) for the years ended February 29, 2020, February 28, 2019, and February 28, 2018

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 29, 2020, February 28, 2019, and February 28, 2018

Consolidated Statements of Cash Flows for the years ended February 29, 2020, February 28, 2019, and February 28, 2018

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 125

PART IV	OTHER KEY INFORMATION	Table of Contents

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

4.1
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

4.2
Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (no longer outstanding ) (filed as Exhibit 4.1.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

4.3
Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference). #

4.4
Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 14, 2013, filed May 16, 2013 and incorporated herein by reference). #

4.5
Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). #

4.6
Supplemental Indenture No. 6 dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference). #

4.7
Supplemental Indenture No. 7, with respect to 3.875% Senior Notes due 2019, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (no longer outstanding)(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference). #

4.8
Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference). #

4.9
Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current report on Form 8-K, dated December 4, 2015, filed December 8, 2015 and incorporated herein by reference). #

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 126

PART IV	OTHER KEY INFORMATION	Table of Contents

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

4.15
Supplemental Indenture No. 15 with respect to 2.000% Senior Notes due 2019, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (no longer outstanding)(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 7, 2017, filed November 7, 2017 and incorporated herein by reference).

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 127

PART IV	OTHER KEY INFORMATION	Table of Contents

4.26
Restatement Agreement, dated as of September 14, 2018, by and among the Company, CB International Finance S.à r.l., certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Eighth Amended and Restated Credit Agreement dated as of September 14, 2018, by and among the Company, CB International Financing S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (no longer outstanding) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

4.27
Restatement Agreement, dated as of March 26, 2020 by and among the Company, CB International Finance S.à r.l., certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Ninth Amended and Restated Credit Agreement dated as of March 26, 2020, by and among the Company, CB International Financing S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 26, 2020, filed March 31, 2020 and incorporated herein by reference). †

4.28
Term Loan Credit Agreement, dated as of September 14, 2018, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (no longer outstanding) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

4.29
Term Loan Restatement Agreement, dated as of March 26, 2020, by and among the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as administrative agent, and the Lenders party thereto, including the Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and among the Company, Bank of America, N.A., as administrative agent and the Lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 26, 2020, filed March 31, 2020 and incorporated herein by reference). †

4.30
2019 Term Loan Credit Agreement, dated as of June 28, 2019, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender (no longer outstanding) (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated June 28, 2019, filed July 3, 2019 and incorporated herein by reference). †

4.31
2020 Term Loan Restatement Agreement, dated as of March 26, 2020, by and among the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as administrative agent and lender, including the Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company, Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.3 to the Company Current Report on Form 8-K dated March 26, 2020 filed March 31, 2020 and incorporated herein by reference). †

4.32	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 18, 2017 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.2
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 6, 2009 and before April 5, 2010) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 6, 2009, filed April 9, 2009 and incorporated herein by reference). *#

10.3
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.4
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 28, 2014) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference). *#

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 25, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *#

10.6
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.7
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017 and before April 23, 2018) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.8
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2018 and before April 23, 2019) ( filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 128

PART IV	OTHER KEY INFORMATION	Table of Contents

10.9
Form of Restricted Stock Unit Agreement with respect to Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2015 and before April 25, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2015, filed May 1, 2015 and incorporated herein by reference). * #

10.10
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.11
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017 and before April 23, 2018) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.12
Form of Restricted Stock Unit Agreement for Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018 and before April 23, 2019) ( filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.13
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *#

10.14
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (providing for ratable vesting over three years) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.15
Form of Performance Share Unit Agreement for Non-Executive Employees with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 28, 2014 and before April 28, 2015) (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.16
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *

10.17
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017 and before April 23, 2018) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.18
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018 and before April 23, 2019) ( filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.19
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan awards on and after April 23, 2019) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2019, filed April 26, 2019 and incorporated herein by reference). *

10.20
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to specified performance criteria) (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.21
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to contingent grants) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2018, filed October 22, 2018 and incorporated herein by reference). *

10.22
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Incentive Plan (relating to margin and market performance)(filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended August 31, 2019 and incorporated herein by reference). *

10.23
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.24
Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference). *#

10.25
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference). *#

10.26
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012 and before July 23, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 129

PART IV	OTHER KEY INFORMATION	Table of Contents

10.27
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014 and before July 20, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *#

10.28
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016 and before July 18, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2016, filed July 22, 2016 and incorporated herein by reference). *

10.29
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 18, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.30
Form of Stock Option Agreement for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grands on and after July 16, 2019)(filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2019 and incorporated herein by reference). *

10.31
Form of Restricted Stock Unit Agreement for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 18, 2017) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.32
Form of Restricted Stock Unit Award for Directors with Respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on or after July 16, 2019)(filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2019 and incorporated herein by reference). *

10.33
Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2018, filed March 29, 2018 and incorporated herein by reference). *

10.34
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

10.35
Constellation Brands, Inc. Non-Qualified Savings Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 2, 2018, filed October 4, 2018 and incorporated herein by reference). *

10.36
Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference). *#

10.37
First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference). *#

10.38
Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference). *#

10.39
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.40
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.41
First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). *#

10.42
Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference). *#

10.43
Third Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 2, 2018, filed October 4, 2018 and incorporated herein by reference). *

10.44
Amended and Restated Guarantee Agreement, dated as of July 14, 2017, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto and Constellation Brands, Inc., in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the Credit Agreement (no longer outstanding) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2017, filed July 19, 2017 and incorporated herein by reference).

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 130

PART IV	OTHER KEY INFORMATION	Table of Contents

10.45
Guarantee Agreement (2018 Term Loan Credit Agreement), dated as of September 14, 2018, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the 2018 Term Loan Credit Agreement (no longer outstanding) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, filed September 19, 2018 and incorporated herein by reference).

10.46
Guarantee Agreement (2019 Term Loan Credit Agreement), dated as of June 28, 2019, made by the subsidiaries of Constellation Brands, Inc. from time to time party thereto in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the Lenders party to the 2019 Term Loan Credit Agreement (no longer outstanding) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2019, filed July 3, 2019 and incorporated herein by reference).

10.47
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its Vice Chairman of the Board (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2008, filed May 21, 2008 and incorporated herein by reference). *#

10.48
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain Other Executive Officers (including F. Paul Hetterich) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2008, filed May 21, 2008 and incorporated herein by reference). *#

10.49
Executive Employment Agreement made as of June 17, 2013, between Constellation Brands, Inc. and Thomas M. Kane (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference). *#

10.50
Executive Employment Agreement made as of January 26, 2015, between Constellation Brands, Inc. and William A. Newlands (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *

10.51
Executive Employment Agreement made as of June 29, 2015, between Constellation Brands, Inc. and David Klein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2015, filed July 2, 2015 and incorporated herein by reference). *

10.52
Executive Employment Agreement made as of June 3, 2019, between Constellation Brands, Inc. and Robert L. Hanson (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019 and incorporated herein by reference). *

10.53
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain of its Other Executive Officers (including James O. Bourdeau, Garth Hankinson, Michael McGrew, Mallika Monteiro, and James A. Sabia, Jr.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2017 and incorporated herein by reference). *

10.54
Description of Compensation Arrangements, as of July 16, 2019, for Non-Management Directors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2019, filed September 25, 2019 and incorporated herein by reference). *

10.55
Description of Compensation Arrangements, as of January 1, 2020, for Non-Management Directors (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2019 and incorporated herein by reference). *

10.56
Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +#

10.57
Form of Stock Option Agreement with respect to the Company’s Long-Term Stock Incentive Plan awards on and after April 23, 2019) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2019, filed April 26, 2019 and incorporated herein by reference). *

10.58
Form of Restricted Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan awards on and after April 23, 2019) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2019, filed April 26, 2019 and incorporated herein by reference). *

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 131

PART IV	OTHER KEY INFORMATION	Table of Contents

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

99.5
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

†
The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Constellation Brands, Inc. agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 132

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 21, 2020	CONSTELLATION BRANDS, INC.

	By:	/s/ William A. Newlands
William A. Newlands President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Newlands	/s/ Garth Hankinson
William A. Newlands, Director, President and Chief Executive Officer (principal executive officer)	Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
April 21, 2020	April 21, 2020

/s/ Robert Sands	/s/ Richard Sands
Robert Sands, Director and Executive Chairman of the Board	Richard Sands, Director and Executive Vice Chairman of the Board
April 21, 2020	April 21, 2020

/s/ Christy Clark	/s/ Jennifer M. Daniels
Christy Clark, Director	Jennifer M. Daniels, Director
April 21, 2020	April 21, 2020

/s/ Jerry Fowden	/s/ Ernesto M. Hernández
Jerry Fowden, Director	Ernesto M. Hernández, Director
April 21, 2020	April 21, 2020

/s/ Susan Somersille Johnson	/s/ James A. Locke III
Susan Somersille Johnson, Director	James A. Locke III, Director
April 21, 2020	April 21, 2020

/s/ Jose Manuel Madero Garza	/s/ Daniel J. McCarthy
Jose Manuel Madero Garza, Director	Daniel J. McCarthy, Director
April 21, 2020	April 21, 2020

/s/ Judy A. Schmeling
Judy A. Schmeling, Director
April 21, 2020

Constellation Brands, Inc. FY 2020 Form 10-K	#WORTHREACHINGFOR I 133