Form 10-Q
period 2020-05-31
CONSTELLATION BRANDS, INC.
filed 2020-07-01
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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
Yes  ☐  No  ☒
There were 168,020,436 shares of Class A Common Stock, 23,285,074 shares of Class B Common Stock, and 1,684,628 shares of Class 1 Common Stock outstanding as of June 26, 2020.

NA = Not Applicable

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. For further information regarding such forward-looking statements, risks and uncertainties, please see “Information Regarding Forward-Looking Statements” under Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. Unless otherwise defined herein, refer to the Notes to Consolidated Financial Statements under Item 1. of this Quarterly Report on Form 10-Q for the definition of capitalized terms used herein. All references to “Fiscal 2020” refer to our fiscal year ended February 29, 2020. All references to “Fiscal 2021” refer to our fiscal year ending February 28, 2021. All references to “$” are to U.S. dollars and all references to “C$” are to Canadian dollars.

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31, 2020	February 29, 2020
ASSETS
Current assets:
Cash and cash equivalents	$302.8	$81.4
Accounts receivable	700.5	864.8
Inventories	1,332.6	1,373.6
Prepaid expenses and other	470.1	535.8
Assets held for sale - current	590.2	628.5
Total current assets	3,396.2	3,484.1
Property, plant, and equipment	5,098.2	5,333.0
Goodwill	7,684.9	7,757.1
Intangible assets	2,735.4	2,718.9
Equity method investments	2,885.7	3,093.9
Securities measured at fair value	809.5	1,117.1
Deferred income taxes	2,599.5	2,656.3
Assets held for sale	376.4	552.1
Other assets	564.0	610.7
Total assets	$26,149.8	$27,323.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$238.9
Current maturities of long-term debt	534.7	734.9
Accounts payable	505.5	557.6
Other accrued expenses and liabilities	712.2	780.4
Total current liabilities	1,752.4	2,311.8
Long-term debt, less current maturities	11,639.3	11,210.8
Deferred income taxes and other liabilities	1,380.5	1,326.3
Total liabilities	14,772.2	14,848.9
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 186,093,277 shares and 186,090,745 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $0.01 par value – Authorized, 30,000,000 shares; Issued, 28,297,674 shares and 28,300,206 shares, respectively	0.3	0.3
Additional paid-in capital	1,523.3	1,514.6
Retained earnings	13,374.1	13,695.3
Accumulated other comprehensive income (loss)	(1,022.4)	(266.3)
	13,877.2	14,945.8
Less: Treasury stock –
Class A Common Stock, at cost, 18,118,879 shares and 18,256,826 shares, respectively	(2,809.0)	(2,811.8)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,811.2)	(2,814.0)
Total CBI stockholders’ equity	11,066.0	12,131.8
Noncontrolling interests	311.6	342.5
Total stockholders’ equity	11,377.6	12,474.3
Total liabilities and stockholders’ equity	$26,149.8	$27,323.2
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2020	2019
Sales	$2,131.7	$2,282.5
Excise taxes	(168.3)	(185.3)
Net sales	1,963.4	2,097.2
Cost of product sold	(975.1)	(1,068.5)
Gross profit	988.3	1,028.7
Selling, general, and administrative expenses	(353.3)	(406.0)
Impairment of assets held for sale	(25.0)	—
Operating income (loss)	610.0	622.7
Income (loss) from unconsolidated investments	(571.2)	(930.6)
Interest expense	(100.0)	(114.6)
Loss on extinguishment of debt	(7.0)	—
Income (loss) before income taxes	(68.2)	(422.5)
(Provision for) benefit from income taxes	(104.4)	185.4
Net income (loss)	(172.6)	(237.1)
Net income (loss) attributable to noncontrolling interests	(5.3)	(8.3)
Net income (loss) attributable to CBI	$(177.9)	$(245.4)

Comprehensive income (loss)	$(964.9)	$(239.8)
Comprehensive (income) loss attributable to noncontrolling interests	30.9	(7.2)
Comprehensive income (loss) attributable to CBI	$(934.0)	$(247.0)

Net income (loss) per common share attributable to CBI:
Basic and Diluted – Class A Common Stock	$(0.94)	$(1.30)
Basic and Diluted – Class B Convertible Common Stock	$(0.86)	$(1.19)

Weighted average common shares outstanding:
Basic and Diluted – Class A Common Stock	169.604	168.118
Basic and Diluted – Class B Convertible Common Stock	23.293	23.317

Cash dividends declared per common share:
Class A Common Stock	$0.75	$0.75
Class B Convertible Common Stock	$0.68	$0.68

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 29, 2020	$1.9	$0.3	$1,514.6	$13,695.3	$(266.3)	$(2,814.0)	$342.5	$12,474.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(177.9)	—	—	5.3	(172.6)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(756.1)	—	(36.2)	(792.3)
Comprehensive income (loss)								(964.9)
Dividends declared	—	—	—	(143.3)	—	—	—	(143.3)
Shares issued under equity compensation plans	—	—	(6.0)	—	—	2.8	—	(3.2)
Stock-based compensation	—	—	14.7	—	—	—	—	14.7
Balance at May 31, 2020	$1.9	$0.3	$1,523.3	$13,374.1	$(1,022.4)	$(2,811.2)	$311.6	$11,377.6

Balance at February 28, 2019	$1.9	$0.3	$1,410.8	$14,276.2	$(353.9)	$(2,784.3)	$286.2	$12,837.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(245.4)	—	—	8.3	(237.1)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(1.6)	—	(1.1)	(2.7)
Comprehensive income (loss)								(239.8)
Dividends declared	—	—	—	(141.9)	—	—	—	(141.9)
Initial recognition of non-controlling interest	—	—	—	—	—	—	20.2	20.2
Shares issued under equity compensation plans	—	—	(9.3)	—	—	6.3	—	(3.0)
Stock-based compensation	—	—	15.5	—	—	—	—	15.5
Balance at May 31, 2019	$1.9	$0.3	$1,417.0	$13,888.9	$(355.5)	$(2,778.0)	$313.6	$12,488.2

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(172.6)	$(237.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	197.3	827.5
Deferred tax provision (benefit)	98.9	(245.4)
Depreciation	71.0	86.6
Stock-based compensation	14.6	15.5
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	373.9	91.1
Noncash lease expense	20.9	22.8
Impairment of assets held for sale	25.0	—
Loss on inventory and related contracts	24.3	44.5
Loss on settlement of treasury lock contracts	(29.3)	—
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	167.0	58.6
Inventories	48.6	(50.3)
Prepaid expenses and other current assets	40.5	(8.7)
Accounts payable	(28.4)	(22.3)
Deferred revenue	34.4	53.1
Other accrued expenses and liabilities	(155.5)	(77.4)
Other	(44.1)	34.6
Total adjustments	859.1	830.2
Net cash provided by (used in) operating activities	686.5	593.1

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(144.2)	(155.7)
Purchases of businesses, net of cash acquired	—	(36.2)
Investments in equity method investees and securities	(213.4)	(20.0)
Proceeds from sales of assets	17.7	0.3
Proceeds from sale of business	41.1	—
Other investing activities	(0.3)	(1.9)
Net cash provided by (used in) investing activities	(299.1)	(213.5)

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,194.6	—
Principal payments of long-term debt	(959.5)	(22.9)
Net proceeds from (repayments of) short-term borrowings	(238.9)	(205.0)
Dividends paid	(143.9)	(143.0)
Proceeds from shares issued under equity compensation plans	4.4	10.4
Payments of minimum tax withholdings on stock-based payment awards	(7.6)	(13.9)
Payments of debt issuance, debt extinguishment, and other financing costs	(18.1)	—
Net cash provided by (used in) financing activities	(169.0)	(374.4)

Effect of exchange rate changes on cash and cash equivalents	3.0	(0.1)

Net increase (decrease) in cash and cash equivalents	221.4	5.1
Cash and cash equivalents, beginning of period	81.4	93.6
Cash and cash equivalents, end of period	$302.8	$98.7

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$64.5	$35.6

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
MAY 31, 2020
(unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 (the “2020 Annual Report”). Results of operations for interim periods are not necessarily indicative of annual results.

2. INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	May 31, 2020	February 29, 2020
(in millions)
Raw materials and supplies	$161.5	$171.7
In-process inventories	775.0	814.7
Finished case goods	396.1	387.2
	$1,332.6	$1,373.6

The inventories balance at May 31, 2020, and February 29, 2020, exclude amounts reclassified to assets held for sale (see Note 3).

Related party transactions and arrangements
We have an equally-owned glass production plant joint venture with Owens-Illinois. We have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported beer portfolio. Amounts purchased under these arrangements were $9.1 million and $88.5 million for the three months ended May 31, 2020, and May 31, 2019, respectively. The decrease in amounts purchased for the three months ended May 31, 2020, was largely driven by reduced production activity at our Mexican breweries in response to COVID-19 containment measures.

3. ACQUISITIONS, DIVESTITURES, AND BUSINESS TRANSFORMATION

Acquisitions
Nelson’s Green Brier
In May 2019, we increased our ownership interest in Nelson’s Green Brier Distillery, LLC (“Nelson’s Green Brier”) to 75%, resulting in consolidation of the business and recognition of a 25% noncontrolling interest. This acquisition included a portfolio of award-winning, Tennessee-based craft bourbon and whiskey products. The fair value of the business combination was allocated primarily to goodwill, trademarks, inventory, and property, plant, and equipment. The results of operations of Nelson’s Green Brier are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

We recognized a gain of $11.8 million for the three months ended May 31, 2019, related to the remeasurement of our previously held 20% equity interest in Nelson’s Green Brier to the acquisition-date fair

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
value. This gain is included in selling, general, and administrative expenses within our consolidated results of operations.

Divestitures
Ballast Point Divestiture
On March 2, 2020, we sold the Ballast Point craft beer business, including a number of its associated production facilities and brewpubs (the “Ballast Point Divestiture”). We received cash proceeds of $41.1 million which were primarily utilized to reduce outstanding borrowings.

Black Velvet Divestiture
On November 1, 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory at a transaction value of $266.3 million (the “Black Velvet Divestiture”). We received cash proceeds of $269.7 million, subject to estimated working capital adjustments. The cash proceeds were utilized to partially repay the 2.00% November 2017 senior notes. In total, we have recognized a $73.5 million net gain associated with the Black Velvet Divestiture, with a $74.1 million net gain recognized for the year ended February 29, 2020, and a $0.6 million net loss recognized for three months ended May 31, 2020. The following table summarizes the net gain recognized in connection with this divestiture:

(in millions)
Cash received from buyer	$269.7
Net assets sold	(213.3)
AOCI reclassification adjustments, primarily foreign currency translation	20.9
Direct costs to sell	(3.8)
Gain on sale of business	$73.5

Business transformation and other updates
We have committed to a business transformation strategy which aligns our portfolio with consumer-led premiumization trends and growing segments of the Wine and Spirits and Beer markets.

Original Wine and Spirits Transaction
In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities (the “Original Wine and Spirits Transaction”).

Wine and Spirits Transactions
In December 2019, we agreed to revise and supersede the Original Wine and Spirits Transaction. The revisions to the transaction address competitive concerns raised by the U.S. Federal Trade Commission (the “FTC”) specifically related to the sparkling wine, brandy, dessert wine, and concentrate categories. As a result, the brands Cook’s California Champagne, J. Roget American Champagne, Paul Masson Grande Amber Brandy, and our concentrate business will be excluded from the Original Wine and Spirits Transaction. In May 2020, we further revised the Original Wine and Spirits Transaction to also exclude the Mission Bell Winery in Madera, California and certain related real estate, equipment, contracts, and employees, resulting in an adjusted transaction price of approximately $783 million, with the potential to earn an incremental $250 million of contingent consideration if certain brand performance provisions are met over a two-year period after closing (the “Further Revised Wine and Spirits Transaction”). The Further Revised Wine and Spirits Transaction is expected to close in the second quarter of fiscal 2021, and is subject to FTC review and clearance. Additionally, in a separate, but related, transaction, we agreed that upon execution and delivery of a definitive agreement for the Further Revised Wine and Spirits Transaction, we would enter into an agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets and liabilities for $130 million (the “Nobilo Wine Transaction”). The Nobilo Wine Transaction is expected to close by the end of second quarter of fiscal 2021, and is subject to FTC review and clearance. Completion of the Nobilo Transaction is also conditioned on completion of the Further Revised Wine and Spirits Transaction. We expect to use the net cash proceeds from the Further Revised Wine and Spirits Transaction and

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
the Nobilo Wine Transaction (collectively, the “Wine and Spirits Transactions”) primarily to reduce outstanding borrowings.

We have communicated our intent to retain the brands Cook’s California Champagne and J. Roget American Champagne and the Mission Bell Winery contemplated to be sold in the Original Wine and Spirits Transaction. The FTC is currently reviewing our business plans to support these brands in the future. The Mission Bell Winery has the production capability to support these retained brands.

Other Wine and Spirits Transactions
We plan to divest the Paul Masson Grande Amber Brandy brand and concentrate business excluded from the Original Wine and Spirits Transaction to companies with more aligned business strategies (the “Other Wine and Spirits Transactions”). See “Subsequent Events - Paul Masson Transaction and Concentrate Business Transaction” below.

Assets held for sale
Primarily in contemplation of the Wine and Spirits segment transactions noted above, certain net assets met the held for sale criteria as of May 31, 2020, and February 29, 2020. For the three months ended May 31, 2020, long-lived asset impairments of $25.0 million were recognized. No long-lived asset impairment was recognized for the three months ended May 31, 2019. For additional information refer to Note 5.

The carrying value of assets held for sale consist of the following:

	May 31, 2020	February 29, 2020
	Wine and Spirits	Beer (1)	Wine and Spirits	Consolidated
(in millions)
Assets
Accounts receivable	$—	$2.4	$—	$2.4
Inventories	570.2	13.7	576.9	590.6
Prepaid expenses and other	20.0	2.8	32.7	35.5
Assets held for sale - current	590.2	18.9	609.6	628.5

Property, plant, and equipment	115.9	55.9	172.6	228.5
Goodwill	290.6	4.7	304.3	309.0
Intangible assets	375.2	28.2	384.0	412.2
Equity method investments	0.4	—	1.0	1.0
Other assets	26.3	24.8	26.3	51.1
Less: Reserve for assets held for sale	(432.0)	(42.7)	(407.0)	(449.7)
Assets held for sale	376.4	70.9	481.2	552.1

Liabilities
Accounts payable	6.9	0.2	0.6	0.8
Other accrued expenses and liabilities	13.5	11.0	17.8	28.8
Deferred income taxes and other liabilities	—	33.3	—	33.3
Liabilities held for sale (2)	20.4	44.5	18.4	62.9
Net assets held for sale	$946.2	$45.3	$1,072.4	$1,117.7
(1)In March 2020, we completed the Ballast Point Divestiture.
(2)Liabilities held for sale are included in the Consolidated Balance Sheets at May 31, 2020, and February 29, 2020, within the respective liability line items noted above.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Wine and spirits optimization
We recognized charges in connection with our business transformation strategy which aligns our portfolio with consumer-led premiumization trends within the Wine and Spirits segment as follows:

		For the Three Months Ended May 31,
	Results of Operations Location	2020	2019
(in millions)
Loss on inventory write-downs	Cost of product sold	$4.1	$27.2
Contract termination costs	Cost of product sold	16.9	15.8
Employee termination costs	Selling, general, and administrative expenses	(1.3)	11.9
Other costs	Selling, general, and administrative expenses	—	6.3
Impairment of long-lived assets	Impairment of assets held for sale	25.0	—
		$44.7	$61.2

Mexicali Brewery
In fiscal 2017, we began construction of a new, state-of-the-art brewery located in Mexicali, Baja California, Mexico (the “Mexicali Brewery”). In March 2020, a public consultation was held on the construction of the Mexicali Brewery. We have initiated early stage discussions with government officials in Mexico regarding next steps for our brewery construction project and options elsewhere in the country following the negative result of the public consultation. These discussions have been positive and we will continue working with government officials to mutually agree upon a path forward. At this time, we have paused all Mexicali Brewery construction activities. In the medium-term, we have ample capacity, based on current growth forecasts and production capabilities, under normal operating conditions, at the Nava and Obregon breweries, to meet consumer needs. As of May 31, 2020, we capitalized approximately $740 million of construction in progress and are committed to an estimated additional $200 million of expenditures. We are evaluating a variety of alternatives for the Mexicali Brewery and related assets. No conclusion to abandon the property or to sell the assets has been reached, therefore, as of May 31, 2020, no impairment has been recognized. Future impairments may result based upon our plans for these assets for any capitalized amounts that are not deemed recoverable.

Subsequent events
Empathy Wines
In June 2020, we acquired the Empathy Wines business, including the acquisition of a digitally-native wine brand (“Empathy Wines”) which strengthens our position in the direct-to-consumer and eCommerce markets. This transaction primarily included the acquisition of goodwill, trademarks, and inventory, plus an earn-out over five years based on performance. The results of operations of Empathy Wines will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from the date of acquisition.

Paul Masson Transaction
In June 2020, we entered into a definitive agreement to sell the Paul Masson Grande Amber Brandy brand, related inventory and interests in certain contracts with an estimated aggregate purchase price of approximately $255 million, subject to certain purchase price and closing adjustments (the “Paul Masson Transaction”). The Paul Masson Transaction is subject to FTC review and clearance, and is expected to close in the second quarter of fiscal 2021. We expect to use the net cash proceeds from the Paul Masson Transaction primarily to reduce outstanding borrowings.

Concentrate Business Transaction
In June 2020, we entered into a definitive agreement to sell certain brands used in our concentrates and high-color concentrate business, and certain intellectual property, inventory, goodwill, interests in certain contracts, assets, and liabilities of our concentrates and high-color concentrate business ( the “Concentrate Business Transaction”). The Concentrate Business Transaction is subject to FTC review and clearance, and is expected to close in the second quarter of fiscal 2021.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Nobilo Wine Transaction
In June 2020, we entered into a definitive agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets and liabilities, subject to certain purchase price adjustments. The definitive agreement was generally consistent with the terms described above.

4. DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2020 Annual Report and have not changed significantly for the three months ended May 31, 2020.

We have investments in certain equity securities and other rights which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 8). These investments are included in securities measured at fair value and are accounted for at fair value, with the net gain (loss) from the changes in fair value of these investments recognized in income (loss) from unconsolidated investments (see Note 5).

The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2020	February 29, 2020
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,668.4	$1,831.0
Interest rate swap contracts	$375.0	$375.0
Treasury lock contracts	$—	$300.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$323.0	$1,180.2
Commodity derivative contracts	$268.3	$282.8

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2020, the estimated fair value of derivative instruments in a net liability position due to counterparties was $158.8 million. If we were required to settle the net liability position under these derivative instruments on May 31, 2020, we would have had sufficient available liquidity on hand to satisfy this obligation.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	May 31, 2020	February 29, 2020		May 31, 2020	February 29, 2020
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.2	$47.8	Other accrued expenses and liabilities	$50.8	$13.0
Other assets	$5.4	$39.5	Deferred income taxes and other liabilities	$58.1	$7.1
Interest rate swap contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$0.6	$0.8
Treasury lock contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$—	$7.6

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.6	$9.0	Other accrued expenses and liabilities	$4.3	$14.3
Commodity derivative contracts:
Prepaid expenses and other	$0.9	$0.5	Other accrued expenses and liabilities	$35.8	$25.4
Other assets	$0.7	$0.1	Deferred income taxes and other liabilities	$22.0	$15.5

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (Loss) (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Three Months Ended May 31, 2020
Foreign currency contracts	$(193.4)	Sales	$0.4
		Cost of product sold	(8.5)
Interest rate swap contracts	(0.3)	Interest expense	(0.4)
Treasury lock contracts	(16.1)	Interest expense	—
	$(209.8)		$(8.5)

For the Three Months Ended May 31, 2019
Foreign currency contracts	$(2.4)	Sales	$—
		Cost of product sold	3.6
	$(2.4)		$3.6

We expect $44.1 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Three Months Ended May 31, 2020
Commodity derivative contracts	Cost of product sold	$(26.8)
Foreign currency contracts	Selling, general, and administrative expenses	(25.9)
		$(52.7)

For the Three Months Ended May 31, 2019
Commodity derivative contracts	Cost of product sold	$(15.9)
Foreign currency contracts	Selling, general, and administrative expenses	(3.8)
		$(19.7)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Authoritative guidance establishes a framework for measuring fair value, including a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy includes three levels:

•Level 1 inputs are quoted prices in active markets for identical assets or liabilities;
•Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as volatility, interest rates, and yield curves that are observable for the asset and liability, either directly or indirectly; and
•Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Canopy investments
Equity securities, Warrants – The November 2017 Canopy Warrants were exercised on May 1, 2020. For additional information on the November 2017 Canopy Warrants and the related exercise, refer to Note 8.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The inputs used to estimate the fair value of the Canopy warrants (all as defined in Note 8) are as follows:

	May 31, 2020 (1) (2)				February 29, 2020 (2)
	New Tranche A Warrants (3)		New Tranche B Warrants (4)		New Tranche A Warrants (3)		New Tranche B Warrants (4)		November 2017 Canopy Warrants (3)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68	C$	12.98
Valuation date stock price (6)	C$	24.21	C$	24.21	C$	25.17	C$	25.17	C$	25.17
Remaining contractual term (7)	3.4 years		6.4 years		3.7 years		6.7 years		0.2 years
Expected volatility (8)	70.0%		70.0%		70.0%		70.0%		105.3%
Risk-free interest rate (9)	0.3%		0.4%		1.1%		1.1%		1.5%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%		0.0%
(1)The November 2017 Canopy Warrants were exercised on May 1, 2020 and as such are not included in the table as of May 31, 2020.
(2)The exercise price for the New Tranche C Warrants is based on the volume-weighted average of the closing market price of Canopy’s common shares on the Toronto Stock Exchange (“TSX”) for the five trading days immediately preceding the exercise date (“VWAP Exercise Price”) and are not included in the table as there is no fair value assigned.
(3)The fair value is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement).
(4)The fair value is estimated using Monte Carlo simulations (Level 2 fair value measurement).
(5)Based on the exercise price from the applicable underlying agreements.
(6)Based on the closing market price for Canopy common stock on the TSX as of the applicable date.
(7)Based on the expiration date of the warrants.
(8)Based on consideration of historical and/or implied volatility levels of the underlying equity security and limited consideration of historical peer group volatility levels.
(9)Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expiration date of the applicable warrants.
(10)Based on historical dividend levels.

Debt securities, Convertible – We have elected the fair value option to account for convertible debt securities issued by Canopy for C$200.0 million, or $150.5 million (the “Canopy Debt Securities”). Interest income on the Canopy Debt Securities is calculated using the effective interest method and is recognized separately from the changes in fair value in interest expense. The Canopy Debt Securities have a contractual maturity of five years from the date of issuance but may be converted prior to maturity by either party upon the occurrence of certain events. At settlement, the Canopy Debt Securities can be settled at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof. The fair value is estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on the implied spread as of the issuance date of the notes.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	May 31, 2020		February 29, 2020
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	24.21	C$	25.17
Remaining term (3)	3.1 years		3.4 years
Expected volatility (4)	60.3%		58.2%
Risk-free interest rate (5)	0.3%		1.1%
Expected dividend yield (6)	0.0%		0.0%
(1)Based on the rate which the Canopy Debt Securities may be converted into equity shares, or the equivalent amount of cash, at the option of the issuer.
(2)Based on the closing market price for Canopy common stock on the TSX as of the applicable date.
(3)Based on the contractual maturity date of the notes.
(4)Based on historical volatility levels of the underlying equity security reduced to account for certain risks not incorporated into the option-pricing model.
(5)Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the debt securities.
(6)Based on historical dividend levels.

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

Long-term debt
The term loans under our 2020 Term Credit Agreement and March 2020 Term Credit Agreement (both as defined in Note 9) are variable interest rate bearing notes which include a fixed margin which is adjustable based upon our debt rating. The senior floating rate notes are variable interest rate bearing notes which include a fixed margin. The carrying value approximates the fair value of the term loans. The fair value of the remaining long-term debt, which is primarily fixed interest rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings, approximate fair value as of May 31, 2020, and February 29, 2020, due to the relatively short maturity of these instruments. As of May 31, 2020, the carrying amount of long-term debt, including the current portion, was $12,174.0 million, compared with an estimated fair value of $13,130.0 million. As of February 29, 2020, the carrying amount of long-term debt, including the current portion, was $11,945.7 million, compared with an estimated fair value of $12,935.9 million.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2020
Assets:
Foreign currency contracts	$—	$11.2	$—	$11.2
Commodity derivative contracts	$—	$1.6	$—	$1.6
Equity securities (1)	$—	$693.4	$—	$693.4
Canopy Debt Securities (1)	$—	$116.1	$—	$116.1
Liabilities:
Foreign currency contracts	$—	$113.2	$—	$113.2
Commodity derivative contracts	$—	$57.8	$—	$57.8
Interest rate swap contracts	$—	$0.6	$—	$0.6

February 29, 2020
Assets:
Foreign currency contracts	$—	$96.3	$—	$96.3
Commodity derivative contracts	$—	$0.6	$—	$0.6
Equity securities (1)	$—	$991.5	$—	$991.5
Canopy Debt Securities (1)	$—	$125.6	$—	$125.6
Liabilities:
Foreign currency contracts	$—	$34.4	$—	$34.4
Commodity derivative contracts	$—	$40.9	$—	$40.9
Interest rate swap contracts	$—	$0.8	$—	$0.8
Treasury lock contracts	$—	$7.6	$—	$7.6

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		For the Three Months Ended May 31,
		2020	2019
	(in millions)
	November 2017 Canopy Warrants (i)	$(61.8)	$(134.1)
	November 2018 Canopy Warrants (ii)	(123.0)	(660.8)
	Canopy Debt Securities	(12.5)	(32.6)
		$(197.3)	$(827.5)

(i)	The November 2017 Canopy Warrants were exercised in May 2020. For additional information on the November 2017 Canopy Warrants and the related exercise, refer to Note 8.
(ii)	The terms of the November 2018 Canopy Warrants were modified in June 2019. For additional information on the November 2018 Canopy Warrants and the related modification, refer to Note 8.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

	Fair Value Measurements Using			Total Losses
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Three Months Ended May 31, 2020
(in millions)
Long-lived assets held for sale	$—	$—	$784.0	$25.0

Long-lived assets held for sale
During the three months ended May 31, 2020, in connection with the Wine and Spirits Transactions and the Other Wine and Spirits Transactions, $809.0 million of the Wine and Spirits segment total long-lived assets held for sale were written down to their estimated fair value of $784.0 million, less costs to sell, resulting in a loss of $25.0 million. This loss was included in impairment of assets held for sale within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our current estimate of fair value was determined based on the expected proceeds from the Wine and Spirits Transactions and Other Wine and Spirits Transactions as of May 31, 2020, excluding the contingent consideration, which we will recognize when it is determined to be realizable.

6. GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2019	$5,167.9	$2,920.9	$8,088.8
Purchase accounting allocations (1)	—	58.8	58.8
Black Velvet Divestiture	—	(72.2)	(72.2)
Foreign currency translation adjustments	0.2	(9.5)	(9.3)
Reclassified (to) from assets held for sale (2)	(4.7)	(304.3)	(309.0)
Balance, February 29, 2020	5,163.4	2,593.7	7,757.1
Foreign currency translation adjustments	(86.2)	(0.6)	(86.8)
Reclassified (to) from assets held for sale (2)	0.9	13.7	14.6
Balance, May 31, 2020	$5,078.1	$2,606.8	$7,684.9
(1)Purchase accounting allocations associated primarily with the acquisition of Nelson’s Green Brier (Wine and Spirits).
(2)Primarily in connection with the Wine and Spirits Transactions, goodwill associated with the businesses being sold was reclassified (to) from assets held for sale based on the relative fair values of the portion of the business being sold and the remaining wine and spirits and beer portfolios. The relative fair values were determined using the income approach based on assumptions, including projected revenue growth rates, terminal growth rate, and discount rate and other projected financial information.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
7. INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	May 31, 2020		February 29, 2020
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$87.6	$30.7	$87.4	$31.8
Other	20.4	0.3	20.2	0.3
Total	$108.0	31.0	$107.6	32.1

Nonamortizable intangible assets
Trademarks		2,704.4		2,686.8
Total intangible assets		$2,735.4		$2,718.9

The intangible assets balance at May 31, 2020, and February 29, 2020, excludes intangible assets reclassified to assets held for sale, which consist primarily of trademarks. We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2020, and May 31, 2019. Net carrying amount represents the gross carrying value net of accumulated amortization.

8. EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	May 31, 2020		February 29, 2020
	Carrying Value	Ownership Percentage (1)	Carrying Value	Ownership Percentage (1)
(in millions)
Canopy Equity Method Investment	$2,667.6	35.2%	$2,911.7	35.3%
Other equity method investments (2)	218.1	20%-50%	182.2	20%-50%
	$2,885.7		$3,093.9
(1)Reflects our ownership interest in Canopy on a two-month lag and therefore, does not include the May 2020 Canopy Investment, see defined term below.
(2)The other equity method investments balance at May 31, 2020, and February 29, 2020, excludes investments reclassified to assets held for sale.

Canopy Equity Method Investment
In November 2017, we acquired 18.9 million common shares, which represented a 9.9% ownership interest in Ontario, Canada-based Canopy Growth Corporation (the “November 2017 Canopy Investment”), a public company and leading provider of medicinal and recreational cannabis products (“Canopy”), plus warrants which gave us the option to purchase an additional 18.9 million common shares of Canopy (the “November 2017 Canopy Warrants”).

The November 2017 Canopy Investment was accounted for at fair value from the date of investment through October 31, 2018. From November 1, 2018, the November 2017 Canopy Investment has been accounted for under the equity method. The November 2017 Canopy Warrants were accounted for at fair value from the date of investment through April 30, 2020. See “Canopy Equity Method Investment” below.

On November 1, 2018, we increased our ownership interest in Canopy by acquiring an additional 104.5 million common shares (the “November 2018 Canopy Investment”) (see “Canopy Equity Method Investment” below), plus warrants which give us the option to purchase an additional 139.7 million common

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
shares of Canopy (the “November 2018 Canopy Warrants”, and together with the November 2018 Canopy Investment, the “November 2018 Canopy Transaction”) for C$5,078.7 million, or $3,869.9 million. On November 1, 2018, our ownership interest in Canopy increased to 36.6% which allows us to exercise significant influence, but not control, over Canopy.

On May 1, 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million (the “May 2020 Canopy Investment”). Our ownership interest in Canopy increased to 38.6% upon exercise. The closing stock price on the date of exercise was C$21.43. We entered into foreign currency forward contracts to fix the U.S. dollar cost of the May 2020 Canopy Investment. For the three months ended May 31, 2020, we recognized net losses of $7.5 million, in selling, general, and administrative expenses within in our consolidated results of operations with the payment at maturity of the derivative instruments reported as cash flows from investing activities in investments in equity method investees and securities.

We account for the November 2017 Canopy Investment, the November 2018 Canopy Investment, and the May 2020 Canopy Investment, each of which represents an investment in common shares of Canopy, collectively, under the equity method (the “Canopy Equity Method Investment”). We recognize equity in earnings (losses) and related activities for this investment on a two-month lag. Accordingly, we recognized equity in earnings (losses) and related activities of $(377.6) million for the period January 1, 2020, through March 31, 2020, in our consolidated financial statements for the three months ended May 31, 2020, and $(106.0) million for the period January 1, 2019, through March 31, 2019, in our consolidated financial statements for the three months ended May 31, 2019. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities for the three months ended May 31, 2020, and May 31, 2019, include, among other items, restructuring and other strategic business development costs, the amortization of the fair value adjustments associated with the definite-lived intangible assets over their estimated useful lives, the flow through of inventory step-up, and unrealized gains (losses) associated with changes in our Canopy ownership percentage resulting from periodic equity issuances made by Canopy.

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

The other rights obtained in June 2019 in connection with the Acreage Transaction include a share repurchase credit and the ability to purchase Canopy common shares on the open market or in private agreement transactions. If Canopy has not purchased the lesser of 27,378,866 Canopy common shares or C$1,583.0 million worth of Canopy common shares for cancellation between April 18, 2019 and two-years after the full exercise of

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

Canopy has various convertible equity securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our New November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Financial Instrument (as defined below). As of May 31, 2020, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our New November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Financial Instrument, would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If we exercised all of our New November 2018 Canopy Warrants, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would be expected to increase to greater than 50 percent. In connection with the Acreage Transaction, Canopy has a call option to acquire 100% of the shares of Acreage (the “Acreage Financial Instrument”), which would require the issuance of Canopy shares. If Canopy exercised the Acreage Financial Instrument it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would decrease and no longer be expected to be greater than 50 percent.

As of May 31, 2020, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $5.6 billion based on the terms of the New November 2018 Canopy Warrants. Additionally, as of May 31, 2020, the fair value of the Canopy Equity Method Investment was $2,499.2 million based on the closing price of the underlying equity security as of that date. When compared to the carrying value of the Canopy Equity Method Investment, this fair value indicates that the investment was impaired by $168.3 million. We have evaluated the Canopy Equity Method Investment as of May 31, 2020, and determined that there was not an other-than-temporary-impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value has been less than the carrying value, (ii) an expectation that Canopy’s operating results will improve, (iii) an expectation that the Canopy stock price will recover in the near term, and (iv) our ability and intent to hold the investment until that recovery. We will continue to review the Canopy Equity Method Investment for an other-than-temporary impairment. There may be a future impairment of our Canopy Equity Method Investment if Canopy’s stock price does not recover in the near term or our expectations about Canopy’s prospective operating results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions and the economic impact of COVID-19.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The following table presents summarized financial information for Canopy presented in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods January through March 2020 and January through March 2019 in our three months ended May 31, 2020, and May 31, 2019, results, respectively. The amounts shown represent 100% of Canopy’s results of operations for the respective periods. The three months ended May 31, 2020, includes costs designed to improve Canopy’s organizational focus, streamline operations, and align production capability with projected demand.

	For the Three Months Ended May 31,
	2020	2019
(in millions)
Net sales	$80.3	$70.7
Gross profit (loss)	$(57.3)	$11.3
Net income (loss)	$(973.6)	$(268.9)
Net income (loss) attributable to Canopy	$(953.4)	$(284.1)

Other equity method investment
In April 2020, we invested in a wine business that is accounted for under the equity method. We will recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment.

Subsequent event
New Acreage Agreement
In June 2020, Canopy announced that they have agreed to modify the Acreage Transaction and related Acreage Financial Instrument (the “New Acreage Agreement”). The New Acreage Agreement reduces (i) the ratio of Canopy shares required to be exchanged for Acreage shares upon U.S. Federal cannabis legalization and (ii) the number of Acreage shares subject to the fixed exchange ratio from 100% to 70%, calculated as a percentage of Acreage’s issued and outstanding shares. The amended agreement is subject to Acreage shareholder and regulatory approval. The issuance of Canopy shares in exchange for Acreage shares that would occur upon U.S. Federal cannabis legalization would decrease our ownership interest in Canopy and could have a significant effect on our share of Canopy’s reported earnings or losses.

9. BORROWINGS

Borrowings consist of the following:

	May 31, 2020			February 29, 2020
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$—			$238.9
	$—			$238.9

Long-term debt
Term loan credit facilities	$24.6	$1,015.1	$1,039.7	$1,295.7
Senior notes	499.4	10,612.9	11,112.3	10,624.7
Other	10.7	11.3	22.0	25.3
	$534.7	$11,639.3	$12,174.0	$11,945.7

Senior credit facility
In March 2020, the Company, CB International Finance S.à r.l., a wholly-owned subsidiary of ours (“CB International”), certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as administrative

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “2020 Restatement Agreement”) that amended and restated the 2018 Credit Agreement (as amended and restated by the 2020 Restatement Agreement, the “2020 Credit Agreement”). The 2020 Credit Agreement provides for an aggregate revolving credit facility of $2.0 billion. The principal changes effected by the 2020 Restatement Agreement were:

•the removal of the subsidiary guarantees and termination of the guarantee agreement;
•the inclusion of the parent guaranty provisions in connection with the termination of the guarantee agreement;
•the removal of certain provisions pertaining to term loans since no term loans are outstanding; and
•the revision of the LIBOR successor rate provisions to permit the use of rates based on the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York.

Upon removal of all subsidiary guarantors from our 2020 Credit Agreement, the subsidiary guarantors were automatically released from the indentures relating to our outstanding senior notes.

2020 Term Credit Agreement
In March 2020, the Company, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into a term loan restatement agreement (the “Term Loan Restatement Agreement”) that amended and restated the Term Credit Agreement (as amended and restated by the Term Loan Restatement Agreement, the “2020 Term Credit Agreement”). The Term Credit Agreement provides for aggregate credit facilities of $1.5 billion, consisting of a $500.0 million three-year term loan facility (the “Three-Year Term Facility”) and a $1.0 billion five-year term loan facility (the “Five-Year Term Facility”). The principal changes effected by the Term Loan Restatement agreement were:

•the removal of the subsidiary guarantees and termination of the respective guarantee agreements; and
•the revision of the LIBOR successor rate provisions to permit the use of rates based on SOFR.

March 2020 Term Credit Agreement
In March 2020, the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent and lender (“the Lender”) entered into a 2020 term loan restatement agreement (the “2020 Term Loan Restatement Agreement”) that amended and restated the 2019 Term Credit Agreement (as amended and restated by the 2020 Term Loan Restatement Agreement, the “March 2020 Term Credit Agreement”). The March 2020 Term Credit Agreement provides for a $491.3 million five-year term loan facility (the “2019 Five-Year Term Facility”). The principal changes effected by the 2020 Term Loan Restatement Agreement were:

•the removal of the subsidiary guarantees and termination of the respective guarantee agreements; and
•the revision of the LIBOR successor rate provisions to permit the use of rates based on SOFR.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
As of May 31, 2020, aggregate credit facilities under the 2020 Credit Agreement, the 2020 Term Credit Agreement, and the March 2020 Term Credit Agreement consist of the following:

	Amount	Maturity
(in millions)
2020 Credit Agreement
Revolving Credit Facility (1) (2)	$2,000.0	Sept 14, 2023

2020 Term Credit Agreement
Three-Year Term Facility (1) (3)	$500.0	Nov 1, 2021
Five-Year Term Facility (1) (3)	1,000.0	Nov 1, 2023
	$1,500.0
March 2020 Term Credit Agreement
2019 Five-Year Term Facility (1) (3)	$491.3	Jun 28, 2024
(1)Contractual interest rate varies based on our debt rating (as defined in the respective agreement) and is a function of LIBOR plus a margin, or the base rate plus a margin, or, in certain circumstances where LIBOR cannot be adequately ascertained or available, an alternative benchmark rate plus a margin.
(2)We and/or CB International are the borrower under the $2,000.0 million Revolving Credit Facility. Includes a sub-facility for letters of credit of up to $200.0 million.
(3)We are the borrower under the Three-Year Term Facility, the Five-Year Term Facility, and the 2019 Five-Year Term Facility.

As of May 31, 2020, information with respect to borrowings under the 2020 Credit Agreement, the 2020 Term Credit Agreement, and the March 2020 Term Credit Agreement is as follows:

	2020 Credit Agreement	2020 Term Credit Agreement		March 2020 Term Credit Agreement
	Revolving Credit Facility	Three-Year Term Facility (1) (2)	Five-Year Term Facility (1) (2)	2019 Five-Year Term Facility (1)
(in millions)
Outstanding borrowings	$—	$249.8	$317.1	$472.8
Interest rate	—%	1.5%	1.6%	1.2%
LIBOR margin	—%	1.13%	1.25%	0.88%
Outstanding letters of credit	$11.8
Remaining borrowing capacity (3)	$1,988.2
(1)Outstanding term loan facilities borrowings are net of unamortized debt issuance costs.
(2)Outstanding borrowings reflect a $250.0 million and a $645.0 million partial prepayment of the Three-Year Term Facility and Five-Year Term Facility, respectively, under our 2020 Term Credit Agreement.
(3)Net of outstanding revolving credit facility borrowings, outstanding letters of credit under the 2020 Credit Agreement, and outstanding borrowings under our commercial paper program (excluding unamortized discount) (see “Commercial paper program”).

We and our subsidiaries are subject to covenants that are contained in the 2020 Credit Agreement, 2020 Term Credit Agreement, and the March 2020 Term Credit Agreement, including those restricting the incurrence of additional indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2020 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2020 Credit Agreement. As of May 31, 2020, we had no outstanding borrowings under our commercial paper program.

Interest rate swap contracts
We have outstanding interest rate swap agreements, which are designated as cash flow hedges for $375.0 million of our floating LIBOR rate debt. As a result of these hedges, we have fixed our interest rates on $375.0 million of our floating LIBOR rate debt at an average rate of 1.9% (exclusive of borrowing margins) from July 1, 2019, through July 1, 2020.

Treasury lock contracts
In February and March 2020, we entered into treasury lock agreements, which were designated as cash flow hedges. As a result of these hedges, we fixed our 10-year treasury rates on $500.0 million of future debt issuances at an average rate of 1.2% (exclusive of borrowing margins). In April 2020, we settled all outstanding treasury lock contracts, and recognized an unrealized loss, net of income tax effect, of $21.8 million in accumulated other comprehensive income (loss). This loss will be amortized to interest expense over 10-years. See “Senior Notes” below.

Senior notes
In April 2020, we issued $1,200.0 million aggregate principal amount of Senior Notes (the “April 2020 Senior Notes”). Proceeds from this offering, net of discount and debt issuance costs, were $1,183.4 million. The April 2020 Senior Notes consist of:

		Date of		Redemption
	Principal	Maturity	Interest Payments	Stated Redemption Rate	Stated Basis Points
(in millions, except basis points)
2.875% Senior Notes (1) (2)	$600.0	May 2030	May/Nov	Feb 2030	35
3.75% Senior Notes (1) (2)	$600.0	May 2050	May/Nov	Nov 2049	40
(1)Senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness.
(2)Redeemable, in whole or in part, at our option at any time prior to the stated redemption date as defined in the indenture, at a redemption rate equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus the stated basis points as defined in the indenture. On or after the stated redemption date, redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

In November 2017, we issued $700.0 million aggregate principal amount of 2.25% Senior Notes due November 2020 (the “2.25% November 2017 Senior Notes”). On May 27, 2020, we repaid the 2.25% November 2017 Senior Notes with proceeds from the April 2020 Senior Notes. This note was redeemed prior to maturity at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment of $6.2 million. The make-whole payment is included in loss on extinguishment of debt within our consolidated results of operations.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Debt payments
As of May 31, 2020, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $70.0 million and $18.3 million, respectively) for the remaining nine months of fiscal 2021 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2021	$26.8
2022	1,432.2
2023	1,828.9
2024	1,393.7
2025	780.7
2026	400.0
Thereafter	6,400.0
$12,262.3

Subsequent event
2020 Term Credit Agreement
In July 2020, we prepaid the remaining outstanding borrowings of $317.5 million on our Five-Year Term Facility and made an additional $25.0 million partial prepayment on the Three-Year Term Facility, both under our 2020 Term Credit Agreement.

10. INCOME TAXES

Our effective tax rate for the three months ended May 31, 2020, was 153.1% of tax expense as compared with 43.9% of tax benefit for the three months ended May 31, 2019.

For the three months ended May 31, 2020, our effective tax rate was higher than the federal statutory rate of 21% primarily due to:

•valuation allowances on the net unrealized loss from the changes in fair value of our investments in Canopy and Canopy equity in earnings (losses); and
•valuation allowances on existing capital loss carryforwards; partially offset by
•the benefit of lower effective tax rates applicable to our foreign businesses.

For the three months ended May 31, 2019, our effective tax rate was higher than the federal statutory rate of 21% primarily due to the net unrealized loss from the changes in fair value of our investments in Canopy. Our effective rate benefited from the following:

•the reversal of valuation allowances for capital loss carryforwards in connection with the Original Wine and Spirits Transaction;
•the recognition of a net income tax benefit from stock-based compensation award activity, and
•lower effective tax rates applicable to our foreign businesses.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
11. STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 29, 2020	186,090,745	28,300,206	1,692,227	18,256,826	5,005,800
Conversion of shares	2,532	(2,532)	—	—	—
Exercise of stock options	—	—	2,576	(44,593)	—
Vesting of restricted stock units (1)	—	—	—	(76,019)	—
Vesting of performance share units (1)	—	—	—	(17,335)	—
Balance at May 31, 2020	186,093,277	28,297,674	1,694,803	18,118,879	5,005,800

Balance at February 28, 2019	185,740,178	28,322,419	1,149,624	18,927,966	5,005,800
Conversion of shares	133,667	(55)	(133,612)	—	—
Exercise of stock options	—	—	2,107	(173,725)	—
Vesting of restricted stock units (1)	—	—	—	(88,683)	—
Vesting of performance share units (1)	—	—	—	(29,015)	—
Cancellation of restricted shares	—	—	—	444	—
Balance at May 31, 2019	185,873,845	28,322,364	1,018,119	18,636,987	5,005,800
(1) Net of the following shares withheld to satisfy tax withholding requirements:

For the Three Months Ended May 31,
2020
Restricted Stock Units	37,506
Performance Share Units	9,433

2019
Restricted Stock Units	48,562
Performance Share Units	17,439

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2018 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2018 Authorization have become treasury shares.

As of May 31, 2020, total shares repurchased under the 2018 Authorizations are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$1,045.9	4,897,605

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
12. NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the three months ended May 31, 2020, and May 31, 2019, net income (loss) per common share – diluted for Class A Common Stock and Class B Convertible Common Stock have been computed using the two-class method. The computation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended
	May 31, 2020		May 31, 2019
	Common Stock		Common Stock
	Class A (1)	Class B	Class A (1)	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic and diluted	$(158.0)	$(19.9)	$(217.7)	$(27.7)

Weighted average common shares outstanding – basic and diluted	169.604	23.293	168.118	23.317

Net income (loss) per common share attributable to CBI – basic and diluted	$(0.94)	$(0.86)	$(1.30)	$(1.19)

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive:

		For the Three Months Ended
		May 31, 2020	May 31, 2019
	(in millions)
	Class B Convertible Common Stock	23.293	23.317
	Stock-based awards, primarily stock options	1.908	3.433

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
13. COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, net unrealized gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2020
Net income (loss) attributable to CBI			$(177.9)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(619.9)	$—	(619.9)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(619.9)	—	(619.9)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(200.5)	5.3	(195.2)
Reclassification adjustments	7.7	(0.5)	7.2
Net gain (loss) recognized in other comprehensive income (loss)	(192.8)	4.8	(188.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.5	(0.2)	0.3
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.5	(0.2)	0.3
Share of OCI of equity method investments
Net gain (loss)	52.5	(1.0)	51.5
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	52.5	(1.0)	51.5
Other comprehensive income (loss) attributable to CBI	$(759.7)	$3.6	(756.1)
Comprehensive income (loss) attributable to CBI			$(934.0)

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 27

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2019
Net income (loss) attributable to CBI			$(245.4)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$18.3	$—	18.3
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	18.3	—	18.3
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(4.4)	1.7	(2.7)
Reclassification adjustments	(2.3)	(0.6)	(2.9)
Net gain (loss) recognized in other comprehensive income (loss)	(6.7)	1.1	(5.6)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	—	0.1
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1
Share of OCI of equity method investments
Net gain (loss)	(18.8)	4.4	(14.4)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(18.8)	4.4	(14.4)
Other comprehensive income (loss) attributable to CBI	$(7.1)	$5.5	(1.6)
Comprehensive income (loss) attributable to CBI			$(247.0)

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 29, 2020	$(345.7)	$62.5	$(2.6)	$19.5	$(266.3)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(619.9)	(195.2)	0.3	51.5	(763.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7.2	—	—	7.2
Other comprehensive income (loss)	(619.9)	(188.0)	0.3	51.5	(756.1)
Balance, May 31, 2020	$(965.6)	$(125.5)	$(2.3)	$71.0	$(1,022.4)

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 28

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
14. BUSINESS SEGMENT INFORMATION

Our internal management financial reporting consists of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we report our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. The Canopy Equity Method Investment makes up the Canopy segment.

In the Beer segment, our portfolio consists of high-end imported beer, craft beer, and alternative beverage alcohol brands. We have an exclusive perpetual brand license to import, market, and sell our Mexican beer portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our chief operating decision maker’s (“CODM”) evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2020	2019
(in millions)
Cost of product sold
Strategic business development costs	$(24.3)	$(44.5)
Net gain (loss) on undesignated commodity derivative contracts	(26.8)	(15.9)
COVID-19 incremental costs	(4.6)	—
Settlements of undesignated commodity derivative contracts	10.4	1.8
Accelerated depreciation	—	(3.5)
Flow through of inventory step-up	—	(0.4)
Total cost of product sold	(45.3)	(62.5)

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 29

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Three Months Ended May 31,
	2020	2019

Selling, general, and administrative expenses
Net gain (loss) on foreign currency derivative contracts	(8.0)	—
COVID-19 incremental costs	(6.5)	—
Restructuring and other strategic business development costs	(3.1)	(23.6)
Transaction, integration, and other acquisition-related costs	(0.8)	(2.3)
Other gains (losses) (1)	7.4	13.4
Total selling, general, and administrative expenses	(11.0)	(12.5)

Impairment of assets held for sale	(25.0)	—
Comparable Adjustments, Operating income (loss)	$(81.3)	$(75.0)
(1)The three months ended May 31, 2020, includes a gain of $8.8 million in connection with a vineyard sale. The three months ended May 31, 2019, includes a gain of $11.8 million in connection with the increase in our ownership interest in Nelson’s Green Brier.

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2020 Annual Report. Amounts included below for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included in the information below and subsequently eliminated in order to reconcile to our consolidated financial statements. Segment information is as follows:

	For the Three Months Ended May 31,
	2020	2019
(in millions)
Beer
Net sales	$1,384.1	$1,477.4
Segment operating income (loss)	$577.8	$580.6
Capital expenditures	$108.3	$102.1
Depreciation and amortization	$44.3	$54.3

Wine and Spirits
Net sales:
Wine	$499.6	$535.0
Spirits	79.7	84.8
Net sales	$579.3	$619.8
Segment operating income (loss)	$164.0	$160.8
Income (loss) from unconsolidated investments	$3.5	$4.0
Equity method investments (1)	$121.9	$82.7
Capital expenditures	$9.5	$26.9
Depreciation and amortization	$22.5	$25.0

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 30

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Three Months Ended May 31,
	2020	2019
(in millions)
Corporate Operations and Other
Segment operating income (loss)	$(50.5)	$(43.7)
Income (loss) from unconsolidated investments	$0.2	$(1.1)
Equity method investments	$96.3	$68.4
Capital expenditures	$26.4	$26.7
Depreciation and amortization	$5.6	$5.3

Canopy
Net sales	$80.3	$70.7
Segment operating income (loss)	$(733.2)	$(170.0)
Capital expenditures	$70.0	$112.2
Depreciation and amortization	$30.1	$17.6

Consolidation and Eliminations
Net sales	$(80.3)	$(70.7)
Operating income (loss)	$733.2	$170.0
Income (loss) from unconsolidated investments	$(31.7)	$(54.4)
Equity method investments	$2,667.5	$3,279.3
Capital expenditures	$(70.0)	$(112.2)
Depreciation and amortization	$(30.1)	$(17.6)

Comparable Adjustments
Operating income (loss)	$(81.3)	$(75.0)
Income (loss) from unconsolidated investments	$(543.2)	$(879.1)
Depreciation and amortization	$—	$3.5

Consolidated
Net sales	$1,963.4	$2,097.2
Operating income (loss)	$610.0	$622.7
Income (loss) from unconsolidated investments (2)	$(571.2)	$(930.6)
Equity method investments (1)	$2,885.7	$3,430.4
Capital expenditures	$144.2	$155.7
Depreciation and amortization	$72.4	$88.1

(1)	Equity method investments balance at May 31, 2020, exclude amounts reclassified to assets held for sale.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 31

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(2)	Income (loss) from unconsolidated investments consists of:
		For the Three Months Ended May 31,
		2020	2019
	(in millions)
	Unrealized net gain (loss) on securities measured at fair value	$(197.3)	$(827.5)
	Equity in earnings (losses) from Canopy and related activities	(377.6)	(106.0)
	Equity in earnings (losses) from other equity method investees	3.7	3.0
	Net gain (loss) on sale of unconsolidated investment	—	(0.1)
		$(571.2)	$(930.6)

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows, and results of operations. It should be read in conjunction with our consolidated financial statements and notes thereto included herein (the “Financial Statements”) and with our consolidated financial statements and notes included in our 2020 Annual Report. This MD&A is organized as follows:

•Overview.    This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•Strategy.    This section provides a description of our strategy and a discussion of recent developments, significant investments, acquisitions, and divestitures.

•Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended May 31, 2020 (“First Quarter 2021”), and May 31, 2019 (“First Quarter 2020”). In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

•Financial liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, and a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments, as well as a discussion of other financing arrangements.

OVERVIEW

We are an international beverage alcohol company with a broad portfolio of consumer-preferred high-end imported beer brands, and higher-end wine and spirits brands. Many of our products are recognized as leaders in their respective categories. We are one of the leading U.S. growth drivers at retail among beverage alcohol suppliers. In the U.S. market, we are the third-largest beer company and a leading higher-end wine and spirits company.

Our internal management financial reporting consists of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we report our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. Our Canopy Equity Method Investment makes up the Canopy segment.

In the Beer segment, our portfolio consists of high-end imported beer, craft beer, and alternative beverage alcohol brands. We have an exclusive perpetual brand license to import, market, and sell our Mexican beer portfolio in the U.S. In the Wine and Spirits segment, our portfolio includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are therefore not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
STRATEGY

Our overall strategy is to drive industry-leading growth, build unrivaled shareholder value, and shape the future of our industry by building brands that people love. We believe sharing a toast, unwinding after a day, celebrating milestones, and helping people connect, is Worth Reaching For. We position our portfolio to benefit from the consumer-led trend towards premiumization, which we believe will continue to result in faster growth rates in the higher-end of the beer, wine, and spirits categories. We focus on developing our expertise in consumer insights and category management, as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we focus on targeted acquisitions of, and investments in, businesses that are higher-margin, higher-growth, consumer-led, have a low integration risk, and/or fill a gap in our portfolio. We also strive to identify, meet, and stay ahead of evolving consumer trends and market dynamics. See “Investments, Acquisitions, and Divestitures – Canopy Investments” below.

We strive to strengthen our portfolio of higher-end beer, wine, and spirits brands and differentiate ourselves through:

•leveraging our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio;
•strengthening relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;
•investing in brand building and innovation activities;
•positioning ourselves for success with consumer-led products that identify, meet, and stay ahead of evolving consumer trends and market dynamics;
•realizing operating efficiencies through expanding and enhancing production capabilities and maximizing asset utilization; and
•developing employees to enhance performance in the marketplace.

Our business strategy for the Beer segment focuses on leading the high-end segment of U.S. beer and includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as new product development and innovation within the existing portfolio of brands, and continued expansion, construction, and optimization activities for our Mexico beer operations. Additionally, in an effort to more fully compete in growing sectors of the high-end segment of the U.S. beer market, we have leveraged our innovation capabilities to introduce new brands that align with consumer trends. We continue to refine our options to optimize the value of our Beer segment and drive increased focus on our high-performing import portfolio and new product introductions. See “Investments, Acquisitions, and Divestitures - Ballast Point Divestiture” below.

In connection with our business strategy for the Beer segment, we have more than tripled the production capacity of our brewery located in Nava, Coahuila, Mexico (“the Nava Brewery”) since its June 2013 acquisition. Additionally, we are continuing to invest to expand our brewery operations in Obregon, Sonora, Mexico (the “Obregon Brewery”), where expansion is expected to be completed by the end of Fiscal 2021, although further COVID-19 containment measures may alter that timeline. At this time, we have paused all Mexicali Brewery construction activities, following a negative result from a public consultation held in Mexico, see “Capital expenditures” below. Expansion, construction, and optimization efforts in Mexico continue to align with our anticipated future growth expectations.

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

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
revenue and profitability, and generally hold strong positions in their respective price categories. These brands and/or portfolio of brands include:

Wine Brands			Wine Portfolio of Brands	Spirits Brands
● 7 Moons	● Drylands	● SIMI	● Charles Smith	● Casa Noble
● Auros	● Kim Crawford	● Spoken Barrel	● Prisoner	● High West
● Champagne Palmer & Co	● Meiomi		● Robert Mondavi	● Mi CAMPO
● Cooper & Thief	● Mount Veeder		● Schrader	● Nelson’s Green Brier
● Crafters Union	● Nobilo (1)			● SVEDKA
● Cuvée Sauvage	● Ruffino			● The Real McCoy
(1)See “Business Transformation - Wine and Spirits Transactions” below.
We focus our innovation and investment dollars on those brands within our portfolio which position us to benefit from the consumer-led trend towards premiumization. Additionally, in connection with the Wine and Spirits Transactions and Other Wine and Spirits Transactions, we expect to optimize the value of our wine and spirits portfolio by driving increased focus on our higher-end Power Brands to accelerate growth and improve overall operating margins. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 65% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

Marketing, sales, and distribution of our products are managed on a geographic basis in order to fully leverage leading market positions. In addition, market dynamics and consumer trends vary across each of our markets. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, craft beer, alternative beverage alcohol, branded wine, and spirits categories, with generally separate distribution networks utilized for (i) our beer portfolio and (ii) our wine and spirits portfolio. The environment for our products is competitive in each of our markets.

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

Recent Developments

COVID-19
We have an existing Crisis Management Committee that has been closely monitoring the impact of the virus that causes COVID-19, on our Company and our workforce since January 2020. In March 2020, the World Health Organization (“WHO”) recognized COVID-19 as a pandemic. COVID-19 has severely restricted the level of economic activity around the world. In response to COVID-19, the governments of many countries, states, cities, and other geographic regions took preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes. Temporary closures of businesses were ordered, and numerous other businesses temporarily closed voluntarily. Further, individuals' ability to travel was curtailed through mandated travel restrictions and may be further limited

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
through additional voluntary or mandated closures of travel-related businesses. In the key markets where we sell our products, the beverage alcohol industry has been classified as an essential business.

We have implemented various measures to reduce the spread of the virus including working from home, restricting visitors to our production locations, splitting our production workforces, reducing the on-site production workforce levels, screening workers before they enter facilities, implementing social distancing, and encouraging employees to adhere to prevention measures recommended by the Center for Disease Control (“CDC”) and the WHO. These prevention measures have been effective as evidenced by the minimal number of COVID-19 cases within our workforce. Since our non-production workforce is able to work remotely using various technology tools, we are able to maintain our operations and internal controls over financial reporting and disclosures.

COVID-19 containment measures have affected us primarily in the reduction of (i) depletion volume on our products in the on-premise business due to bar and restaurant closures and (ii) shipment volume related to the reduced production activity at our major breweries in Mexico. The on-premise business has historically been about 10% to 15% of our depletion volume for beer, wine, and spirits. Various U.S. states are in the process of reopening their economies including bars and restaurants which we expect to begin increasing our on-premise depletion volumes. The decrease in the on-premise business was partially offset by an increase in off-premise, including eCommerce, which has increased since March 2020.

Currently, our breweries, wineries, and bottling facilities are operating at close to normal capacity. In June 2020, beer production at our major breweries in Mexico returned to normal levels. We expect the impacts from the COVID-19 related slowdown of beer production in Mexico will extend into the second quarter of fiscal 2021. We have recently begun reopening our hospitality, tasting rooms, retail, restaurants, and other non-essential public facilities. Our supply chains and distribution channels have not been materially impacted and we are working to rebuild our supply of products to meet forecasted demand. As a result of decreased production levels, we are closely monitoring distributor inventory to optimize stock levels. Product inventories are expected to return to more normal levels during the third quarter of fiscal 2021.

We have also been impacted by the containment actions imposed by the Mexican government, including a temporary halt on expansion activities at the Obregon Brewery. In June 2020, we resumed construction on a planned additional five million hectoliters expansion. Expansion is expected to be completed by the end of Fiscal 2021, although any further containment actions associated with COVID-19 may alter that timeline.

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

Empathy Wines
In June 2020, we acquired Empathy Wines, which primarily included the acquisition of goodwill, trademarks, and inventory, plus an earn-out over five years based on performance. This acquisition, which included a digitally-native wine brand, strengthens our position in the direct-to-consumer and eCommerce markets. The results of operations of Empathy Wines will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from the date of acquisition.

Paul Masson Transaction
In June 2020, we entered into the Paul Masson Transaction. The Paul Masson Transaction is subject to FTC review and clearance, and is expected to close in the second quarter of fiscal 2021. We expect to use the net cash proceeds from the Paul Masson Transaction primarily to reduce outstanding borrowings.

Concentrate Business Transaction
In June 2020, we entered into the Concentrate Business Transaction. The Concentrate Business Transaction is subject to FTC review and clearance, and is expected to close in the second quarter of fiscal 2021.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
Nobilo Wine Transaction
In June 2020, we entered into a definitive agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets and liabilities, subject to certain purchase price adjustments. The definitive agreement was generally consistent with the terms described in “Business Transformation - Wine and Spirits Transactions” below.

New Acreage Agreement
In June 2020, Canopy announced the New Acreage Agreement. The New Acreage Agreement reduces (i) the ratio of Canopy shares required to be exchanged for Acreage shares upon U.S. Federal cannabis legalization and (ii) the number of Acreage shares subject to the fixed exchange ratio from 100% to 70%, calculated as a percentage of Acreage’s issued and outstanding shares. The amended agreement is subject to Acreage shareholder and regulatory approval. The issuance of Canopy shares in exchange for Acreage shares that would occur upon U.S. Federal cannabis legalization would decrease our ownership interest in Canopy and could have a significant effect on our share of Canopy’s reported earnings or losses.

Investments, acquisitions, and divestitures

Canopy segment
Canopy investments
In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million, which increased our ownership interest in Canopy to 38.6%.

We recognized an unrealized net gain (loss) from the changes in fair value of our Canopy investments accounted for at fair value in income (loss) from unconsolidated investments as follows:

Date of Investment	Investment	First Quarter 2021	First Quarter 2020
(in millions)
Nov 2017	Warrants (1)	$(61.8)	$(134.1)
June 2018	Convertible debt securities	(12.5)	(32.6)
Nov 2018	Warrants	(123.0)	(660.8)
		$(197.3)	$(827.5)
(1)For additional information on the May 2020 Canopy Investment, refer to Note 8 of the Financial Statements.

We expect the value of the Canopy investments accounted for at fair value to be volatile in future periods. We evaluated the Canopy investments as of May 31, 2020, and determined that there was not an other-than-temporary-impairment. Additionally, since November 1, 2018, we recognize equity in earnings (losses) and related activities for our Canopy Equity Method Investment on a two-month lag. Accordingly, we recognized our share of Canopy’s fourth quarter fiscal 2020 earnings (losses) for the period January through March 2020, in our First Quarter 2021 results. We recognized our share of Canopy’s fourth quarter fiscal 2019 earnings (losses) from January through March 2019, in our First Quarter 2020 results. We expect Canopy’s earnings to be volatile in future periods.

As of May 31, 2020, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our New November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Financial Instrument would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If we exercised all of our New November 2018 Canopy Warrants, expiring November 1, 2023, and November 1, 2026, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would be expected to increase to greater than 50 percent. In connection with the Acreage Transaction, Canopy has the Acreage Financial Instrument, which would require the issuance of Canopy shares. If Canopy exercised the Acreage Financial Instrument it could have a

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
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

Beer segment
Ballast Point Divestiture
On March 2, 2020, we sold the Ballast Point craft beer business, including a number of its associated production facilities and brewpubs. Accordingly, our consolidated results of operations include the results of operations of our Ballast Point craft beer business through the date of divestiture. This divestiture is consistent with our strategic focus on our high-performing import portfolio and new product introductions.

Wine and Spirits segment
Other equity method investment
In April 2020, we invested in a wine business that is accounted for under the equity method. We will recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment.

Black Velvet Divestiture
On November 1, 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory at a transaction value of $266.3 million. Accordingly, our consolidated results of operations include the results of operations of our Canadian whisky business through the date of divestiture. We received cash proceeds of $269.7 million, subject to estimated working capital adjustments. This divestiture is consistent with our strategic focus on higher-margin, higher-growth brands. We recognized a net gain of $73.5 million on the sale of the business primarily in the third quarter of fiscal 2020.

Nelson’s Green Brier acquisition
In May 2019, we increased our ownership interest in Nelson’s Green Brier to 75%, resulting in consolidation of the business and recognition of a 25% noncontrolling interest. This acquisition included a portfolio of award-winning, Tennessee-based craft bourbon and whiskey products. The fair value of the business combination was allocated primarily to goodwill, trademarks, inventory, and property, plant, and equipment. The results of operations of Nelson’s Green Brier are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Business transformation

Wine and Spirits Transactions
In April 2019, we entered into a definitive agreement with E. & J. Gallo Winery (“Gallo”) to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities.

In December 2019, we agreed to revise and supersede the Original Wine and Spirits Transaction. The revisions to the transaction address competitive concerns raised by the FTC specifically related to the sparkling wine, brandy, dessert wine, and concentrate categories. As a result, the brands Cook’s California Champagne, J. Roget American Champagne, Paul Masson Grande Amber Brandy, and our concentrate business will be excluded from the Original Wine and Spirits Transaction. In May 2020, we further revised the Original Wine and Spirits Transaction to also exclude the Mission Bell Winery in Madera, California and certain related real estate, equipment, contracts, and employees, resulting in an adjusted transaction price of approximately $783 million, with the potential to earn an incremental $250 million of contingent consideration if certain brand performance provisions are met over a two-year period after closing. The Further Revised Wine and Spirits Transaction is

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents
expected to close in the second quarter of fiscal 2021 and is subject to FTC review and clearance. Additionally, in a separate, but related, transaction we agreed that upon execution and delivery of a definitive agreement for the Further Revised Wine and Spirits Transaction, we would enter into an agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets for $130 million to Gallo. The Nobilo Wine Transaction is expected to close by the end of second quarter of fiscal 2021 and is subject to FTC review and clearance. Completion of the Nobilo Transaction is also conditioned on completion of the Further Revised Wine and Spirits Transaction. We expect to use the net cash proceeds from the Wine and Spirits Transactions primarily to reduce outstanding borrowings. The Wine and Spirits Transactions are consistent with our strategic focus on higher-margin, higher-growth brands.

We have communicated our intent to retain the brands Cook’s California Champagne and J. Roget American Champagne and the Mission Bell Winery contemplated to be sold in the Original Wine and Spirits Transaction. The FTC is currently reviewing our business plans to support these brands in the future. The Mission Bell Winery has the production capability to support the production of these retained brands.

Other Wine and Spirits Transactions
We plan to divest the Paul Masson Grande Amber Brandy brand and concentrate business excluded from the Original Wine and Spirits Transaction to companies with more aligned business strategies.

In connection with the Wine and Spirits Transactions and the Other Wine and Spirits Transactions, we have wine and spirits net assets of $946.2 million that met the held for sale criteria as of May 31, 2020.

Selected financial information included in our results of operations for the portion of the business that we expect will no longer be part of our consolidated results after the closing of the Wine and Spirits Transactions and Other Wine and Spirits Transactions is as follows:

	Net Sales	Gross Profit	Marketing (1)
(in millions)
First Quarter 2021
Wine and Spirits segment results	$187	$78	$1
(1)Included in selling, general, and administrative expenses within our consolidated results of operations.

For additional information on these recent developments, investments, acquisitions, and divestitures, and business transformation updates refer to Notes 3, 5, and 8 of the Financial Statements.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

References to organic throughout the following discussion exclude the impact of divested brand activity in connection with the Ballast Point Divestiture (beer) and Black Velvet Divestiture (wine and spirits), as appropriate.

For First Quarter 2021 compared with First Quarter 2020:

•Our results of operations were negatively impacted by (i) equity in losses from Canopy’s results of operations and related activities and (ii) COVID-19 containment measures affecting on-premise sales and reduced production activity at our major breweries in Mexico, partially offset by a decrease in unrealized net loss from the changes in fair value of our investments in Canopy in First Quarter 2021 as compared with First Quarter 2020.

•Net sales decreased 6% due to (i) a decrease in Beer net sales driven predominantly by volume decline largely from COVID-19 containment measures and (ii) Wine and Spirits net sales led by branded volume decline largely from brands to be divested and on-premise and retail tasting room closures as

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
a result of COVID-19 containment measures, partially offset by favorable impact from pricing within both the Beer and Wine and Spirits segments.

•Operating income (loss) decreased 2% largely due to the net sales volume decline and an impairment of long-lived assets held for sale primarily in connection with the Wine and Spirits Transactions and the Other Wine and Spirits Transactions, partially offset by favorable impact from pricing within the Beer and Wine and Spirits segments and decreased marketing spend within the Beer segment which largely resulted from COVID-19 containment measures.

•Net loss attributable to CBI and diluted net loss per common share attributable to CBI decreased largely from the decrease in loss from unconsolidated investments related to our investments in Canopy, partially offset by the First Quarter 2021 provision for income taxes as compared with the benefit from income taxes for First Quarter 2020.

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

As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	First Quarter 2021	First Quarter 2020
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(26.8)	$(15.9)
Strategic business development costs	(24.3)	(44.5)
COVID-19 incremental costs	(4.6)	—
Settlements of undesignated commodity derivative contracts	10.4	1.8
Accelerated depreciation	—	(3.5)
Flow through of inventory step-up	—	(0.4)
Total cost of product sold	(45.3)	(62.5)

Selling, general, and administrative expenses
Net gain (loss) on foreign currency derivative contracts	(8.0)	—
COVID-19 incremental costs	(6.5)	—
Restructuring and other strategic business development costs	(3.1)	(23.6)
Transaction, integration, and other acquisition-related costs	(0.8)	(2.3)
Other gains (losses)	7.4	13.4
Total selling, general, and administrative expenses	(11.0)	(12.5)

Impairment of assets held for sale	(25.0)	—
Comparable Adjustments, Operating income (loss)	$(81.3)	$(75.0)

Income (loss) from unconsolidated investments	$(543.2)	$(879.1)

Cost of product sold
Undesignated commodity derivative contracts
Net gain (loss) on undesignated commodity derivative contracts represents a net gain (loss) from the changes in fair value of undesignated commodity derivative contracts. The net gain (loss) is reported outside of

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents
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

COVID-19 incremental costs
We recognized costs for incremental wages and hazard payments to employees, costs associated with the unused beer keg reimbursement program with distributors, purchases of personal protective equipment, and more frequent and thorough cleaning and sanitization of our facilities.

Selling, general, and administrative expenses
Net gain (loss) on foreign currency derivative contracts
We recognized a net loss primarily in connection with the settlement of foreign currency forward contracts entered into to fix the U.S. dollar cost of the May 2020 Canopy Investment.

COVID-19 incremental costs
We recognized costs for payments to third-party general contractors to maintain their workforce for expansion activities at the Obregon Brewery and recognized costs for incremental wages and hazard payments to employees.

Restructuring and other strategic business development costs
We recognized costs primarily in connection with costs to optimize our portfolio, gain efficiencies, reduce our cost structure within the Wine and Spirits segment.

Transaction, integration, and other acquisition-related costs
We recognized transaction, integration, and other acquisition-related costs in connection with our acquisitions, divestitures, and investments.

Other gains (losses)
We recognized other gains (losses) primarily in connection with a gain recognized on the sale of a vineyard (First Quarter 2021) and a gain on the remeasurement of our previously held equity interest in Nelson’s Green Brier to the acquisition-date fair value (First Quarter 2020).

Impairment of assets held for sale
We recognized an impairment of long-lived assets held for sale in connection with the Wine and Spirits Transactions and the Other Wine and Spirits Transactions.

Income (loss) from unconsolidated investments
We recognized an unrealized gain (loss) primarily from (i) equity losses from Canopy related to costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand (First Quarter 2021), (ii) the changes in fair value of our securities measured at fair value, and (iii) equity in earnings (losses) from Canopy’s results of operations and related activities. For additional information, refer to Notes 5 and 8 of the Financial Statements.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
FIRST QUARTER 2021 COMPARED TO FIRST QUARTER 2020

Net sales

	First Quarter 2021	First Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$1,384.1	$1,477.4	$(93.3)	(6%)
Wine and Spirits:
Wine	499.6	535.0	(35.4)	(7%)
Spirits	79.7	84.8	(5.1)	(6%)
Total Wine and Spirits	579.3	619.8	(40.5)	(7%)
Canopy	80.3	70.7	9.6	14%
Consolidation and Eliminations	(80.3)	(70.7)	(9.6)	(14%)
Consolidated net sales	$1,963.4	$2,097.2	$(133.8)	(6%)

Beer segment	First Quarter 2021	First Quarter 2020	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,384.1	$1,477.4	$(93.3)	(6%)

Shipment volume
Total	76.2	82.1		(7.2%)
Organic (1)	76.2	81.3		(6.3%)

Depletion volume (1) (2)				5.6%
(1)Includes an adjustment to remove volume associated with the Ballast Point Divestiture for the period March 2, 2019, through May 31, 2019.
(2)Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The decrease in Beer net sales is primarily due to $89.3 million of volume decline within our Mexican beer portfolio, which was impacted by COVID-19 containment measures negatively affecting on-premise sales and production activity at our major breweries in Mexico, and $28.6 million from the Ballast Point Divestiture. The decline was partially offset by an $18.7 million favorable impact from pricing in select markets within our Mexican beer portfolio. The depletion volume trend outpaced the shipment volume trend for First Quarter Fiscal 2021, driven by reduced production activity in response to COVID-19 containment measures. We expect shipment volume will begin to align with depletion volume during the third quarter of fiscal 2021 as we replenish distribution channels and COVID-19 containment measures allow for return to on-premise.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents

Wine and Spirits segment	First Quarter 2021	First Quarter 2020	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$579.3	$619.8	$(40.5)	(7%)

Shipment volume
Total	10.8	12.4		(12.9%)
Organic (3)	10.8	11.9		(9.2%)

U.S. Domestic	9.9	11.3		(12.4%)
Organic U.S. Domestic (3)	9.9	10.8		(8.3%)

U.S. Domestic Power Brands	5.0	4.5		11.1%

Depletion volume (2)
U.S. Domestic (3)				(1.1%)
U.S. Domestic Power Brands				4.7%
(3)Includes an adjustment to remove volume associated with the Black Velvet Divestiture for the period March 1, 2019, through May 31, 2019.

The decrease in Wine and Spirits net sales is primarily due to a $49.7 million decline in branded wine and spirits volume and $18.7 million from the Black Velvet Divestiture, partially offset by $20.8 million from favorable pricing and $13.6 million increase from favorable product mix shift. The Wine and Spirits First Quarter 2021 results have been negatively impacted by (i) on-premise and retail tasting room closures as a result of COVID-19 containment measures and (ii) transition activities with distributors who are repositioning for ownership of brands upon closing the Wine and Spirits Transactions, partially offset by an increase in off-premise, including eCommerce. During Fiscal 2021 as these transition activities with distributors continue to occur we do not expect shipment volume to be aligned with depletion volume.

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

Gross profit

	First Quarter 2021	First Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$769.7	$819.5	$(49.8)	(6%)
Wine and Spirits	263.9	271.7	(7.8)	(3%)
Canopy	(57.3)	11.3	(68.6)	NM
Consolidation and Eliminations	57.3	(11.3)	68.6	NM
Comparable Adjustments	(45.3)	(62.5)	17.2	28%
Consolidated gross profit	$988.3	$1,028.7	$(40.4)	(4%)

NM = Not Meaningful

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents

The decrease in Beer is primarily due to $50.4 million of volume decline and $7.0 million of higher cost of product sold, partially offset by $18.7 million favorable impact from pricing. The higher cost of product sold is largely related to COVID-19 containment measures and increased focus on the production of our fastest moving products and packaging sizes to meet forecasted demand. This drove a $9.8 million increase in operational costs primarily consisting of higher material costs, including glass, pallets, and cartons, and unfavorable fixed cost absorption.

The decrease in Wine and Spirits is largely due to $19.7 million of decline in branded wine and spirits volume, a decrease of $8.5 million in gross profit due to the Black Velvet Divestiture, $5.1 million of decline driven by retail tasting room closures as a result of COVID-19 containment measures, and $3.8 million higher cost of product sold, partially offset by $20.8 million from favorable pricing and $8.5 million of favorable product mix shift.

Gross profit as a percent of net sales increased to 50.3% for First Quarter 2021 compared with 49.1% for First Quarter 2020. This was largely due to (i) a favorable change of approximately 90 basis points in Comparable Adjustments and (ii) a favorable impact from Beer pricing in select markets, which contributed approximately 50 basis points of rate growth.

Selling, general, and administrative expenses

	First Quarter 2021	First Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$191.9	$238.9	$(47.0)	(20%)
Wine and Spirits	99.9	110.9	(11.0)	(10%)
Corporate Operations and Other	50.5	43.7	6.8	16%
Canopy	675.9	181.3	494.6	NM
Consolidation and Eliminations	(675.9)	(181.3)	(494.6)	NM
Comparable Adjustments	11.0	12.5	(1.5)	(12%)
Consolidated selling, general, and administrative expenses	$353.3	$406.0	$(52.7)	(13%)

The decrease in Beer is primarily due to a decrease of $41.2 million in marketing spend that largely resulted from COVID-19 containment measures. Our planned investment to support the growth of our Mexican beer portfolio through media and event sponsorships was suspended and/or canceled in First Quarter 2021. The favorable marketing spend as a percentage of net sales recognized in First Quarter 2021 is expected to return to targeted assumptions during the remainder of Fiscal 2021.

The decrease in Wine and Spirits is primarily due to a decrease of $9.6 million in general and administrative expenses. The decrease in general and administrative expenses is largely driven by certain cost saving initiatives including decreased compensation and benefits and decreased travel and entertainment expenses resulting from COVID-19 containment measures.

The increase in Corporate Operations and Other is largely due to approximately $5 million of unfavorable foreign currency losses and an increase of approximately $3 million in charitable contributions, primarily driven by COVID-19 support efforts.

Selling, general, and administrative expenses as a percent of net sales decreased to 18.0% for First Quarter 2021 as compared with 19.4% for First Quarter 2020. The decrease is driven largely by Beer selling, general, and administrative expenses, largely related to decreased marketing spend, which results in approximately 150 basis points of rate decline.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
Operating income (loss)

	First Quarter 2021	First Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$577.8	$580.6	$(2.8)	—%
Wine and Spirits	164.0	160.8	3.2	2%
Corporate Operations and Other	(50.5)	(43.7)	(6.8)	(16%)
Canopy	(733.2)	(170.0)	(563.2)	NM
Consolidation and Eliminations	733.2	170.0	563.2	NM
Comparable Adjustments	(81.3)	(75.0)	(6.3)	(8%)
Consolidated operating income (loss)	$610.0	$622.7	$(12.7)	(2%)

The decrease in Beer is primarily attributable to the net sales decline and higher cost of product sold, partially offset by decreased marketing spend and favorable pricing impact.

The decrease in Wine and Spirits was driven by the decline in branded wine and spirits volume and the Black Velvet Divestiture, partially offset by favorable pricing and decreased compensation and benefits.

As previously discussed, the Corporate Operations and Other increase in operating loss is due largely to unfavorable foreign currency losses and an increase in charitable contributions.

Income (loss) from unconsolidated investments
General
Loss from unconsolidated investments decreased to $571.2 million for First Quarter 2021 from $930.6 million for First Quarter 2020, a decrease of $359.4 million. This decrease is driven largely by an unrealized net loss from the changes in fair value of our securities measured at fair value of $197.3 million for First Quarter 2021, as compared to $827.5 million for First Quarter 2020. The First Quarter 2021 decrease in loss from unconsolidated investments was partially offset by $377.6 million of equity in losses from Canopy’s results of operations, and related activities in First Quarter 2021, as compared to $106.0 million for First Quarter 2020. The First Quarter 2021 equity losses included $235.4 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand.

Canopy segment
Canopy net sales increased to $80.3 million for First Quarter 2021 from $70.7 million for First Quarter 2020. This increase of $9.6 million, or 14% is primarily attributable to an increase in medical sales, largely resulting from their April 2019 acquisition of C3, Europe’s largest cannabinoid-based pharmaceuticals company, partially offset by a decline in Canadian recreational sales. Canopy gross profit (loss) decreased to $(57.3) million for First Quarter 2021 from $11.3 million or First Quarter 2020. This decrease of $68.6 million is primarily driven by inventory write-downs related to its organizational and strategic review of their business and detailed evaluation of inventory. Canopy selling, general, and administrative expenses increased $494.6 million primarily from their decision to close greenhouse facilities as well as other changes related to its organizational and strategic review of their business. The combination of these factors were the main contributors to the decrease in operating income (loss) of $563.2 million.

Interest expense
Interest expense decreased to $100.0 million for First Quarter 2021 from $114.6 million for First Quarter 2020. This decrease of $14.6 million or 13% is predominantly due to lower average borrowings of approximately $1.2 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents
(Provision for) benefit from income taxes
Our effective tax rate for First Quarter 2021 was 153.1% of tax expense as compared with 43.9% of tax benefit for First Quarter 2020. In comparison to prior year, our taxes were negatively impacted primarily by:

•valuation allowances on the net unrealized loss from the changes in fair value of our investments in Canopy and Canopy equity in earnings (losses);
•valuation allowances on existing capital loss carryforwards; and to a lesser extent,
•the recognition of tax expense resulting from legislative and governmental initiatives under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the First Quarter 2021.

For additional information, refer to Note 10 of the Financial Statements.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $(177.9) million for First Quarter 2021 from $(245.4) million for First Quarter 2020. This decrease in net loss of $67.5 million is largely attributable to the decrease in loss from unconsolidated investments, largely offset by the First Quarter 2021 provision for income taxes as compared with a benefit from income taxes for First Quarter 2020.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock, and make strategic investments and acquisitions that we believe will enhance stockholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. Additionally, we have a commercial paper program which we use to fund our short-term borrowing requirements and to maintain our access to the capital markets. We will continue to use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures. COVID-19 has negatively impacted the global economy and financial markets which could interfere with our ability to access sources of liquidity at favorable rates and generate operating cash flows. We are taking advantage of opportunities to temporarily defer some payments including certain excise and payroll taxes under the CARES Act.

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

We plan to sell a portion of our wine and spirits business. We expect to use the net cash proceeds from closing these transactions primarily to reduce outstanding borrowings.

On May 1, 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million. The May 2020 Canopy Transaction was funded with cash from operations.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
Cash flows

	First Quarter 2021	First Quarter 2020	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$686.5	$593.1	$93.4
Investing activities	(299.1)	(213.5)	(85.6)
Financing activities	(169.0)	(374.4)	205.4
Effect of exchange rate changes on cash and cash equivalents	3.0	(0.1)	3.1
Net increase (decrease) in cash and cash equivalents	$221.4	$5.1	$216.3

Operating activities
The increase in net cash provided by operating activities for First Quarter 2021 is largely due to benefits from reduced inventory levels for the Beer segment and decreased accounts receivable related to net sales decline for the Beer and Wine and Spirits segments all largely resulting from COVID-19 containment measures. The increase in net cash provided by operating activities was partially offset by higher income tax payments in First Quarter 2021 primarily due to the receipt of a federal tax refund in First Quarter 2020.

Investing activities
Net cash used in investing activities for First Quarter 2021 increased primarily due to the $173.9 million exercise of the November 2017 Canopy Warrants in May 2020. The increase in net cash used in investing activities was partially offset by proceeds of $41.1 million from the March 2020 Ballast Point Divestiture and lower First Quarter 2021 business acquisition activity of $36.2 million.

Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	First Quarter 2021	First Quarter 2020	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(21.9)	$(227.9)	$206.0
Dividends paid	(143.9)	(143.0)	(0.9)
Net cash provided by stock-based compensation activities	(3.2)	(3.5)	0.3
Net cash provided by (used in) financing activities	$(169.0)	$(374.4)	$205.4

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents
Debt

Total debt outstanding as of May 31, 2020, amounted to $12,174.0 million, a decrease of $10.6 million from February 29, 2020. This decrease consisted of:
Bank facilities
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

In July 2020, we prepaid the remaining outstanding borrowings of $317.5 million on our Five-Year Term Facility and made an additional $25.0 million partial prepayment on the Three-Year Term Facility, both under our 2020 Term Credit Agreement.

Senior notes
In April 2020, we issued the April 2020 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,183.4 million were primarily used for the repayment of our 2.25% November 2017 Senior Notes and the repayment of a portion of the Three-Year Term Facility outstanding obligations under our 2020 Term Credit Agreement.

General
The majority of our outstanding borrowings as of May 31, 2020, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2021 to calendar 2050, and variable-rate senior unsecured term loan facilities under our Term Credit Agreement and 2019 Term Credit Agreement, with maturities ranging from calendar 2021 to calendar 2024.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 48

MD&A	Table of Contents
Additionally, we have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2020 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2020 Credit Agreement.

We do not have purchase commitments from buyers for our commercial paper and, therefore, our ability to issue commercial paper is subject to market demand. If the commercial paper market is not available to us for any reason when outstanding commercial paper borrowings mature, we will utilize unused commitments under our revolving credit facility under our 2020 Credit Agreement to repay commercial paper borrowings. We do not expect that fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility under our 2020 Credit Agreement.

We had the following borrowing capacity available under our 2020 Credit Agreement:

	Remaining Borrowing Capacity
	May 31, 2020	June 26, 2020
(in millions)
Revolving Credit Facility (1)	$1,988.2	$1,988.2
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2020 Credit Agreement and outstanding borrowings under our commercial paper program.

The financial institutions participating in our 2020 Credit Agreement have complied with prior funding requests and we believe such financial institutions will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

We and our subsidiaries are subject to covenants that are contained in our 2020 Credit Agreement, including those restricting the incurrence of additional indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2020 Credit Agreement. As of May 31, 2020, under our 2020 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.5x.

The representations, warranties, covenants, and events of default set forth in our 2020 Term Credit Agreement and our March 2020 Term Credit Agreement are substantially similar to those set forth in our 2020 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of May 31, 2020, we were in compliance with our covenants under our 2020 Credit Agreement, our 2020 Term Credit Agreement, our March 2020 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 13 of our consolidated financial statements included in our 2020 Annual Report and Note 9 of the Financial Statements.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 49

MD&A	Table of Contents
Common stock dividends

On June 30, 2020, our Board of Directors declared a quarterly cash dividend of $0.75 per share of Class A Common Stock, $0.68 per share of Class B Convertible Common Stock, and $0.68 per share of Class 1 Common Stock payable on August 25, 2020, to stockholders of record of each class on August 11, 2020.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of our 2020 Annual Report.

Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. Shares repurchased under this authorization have become treasury shares. No shares were repurchased during First Quarter 2021.

As of May 31, 2020, total shares repurchased under this authorization are as follows:

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

We currently expect to continue to repurchase shares in the future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of our 2020 Annual Report.

For additional information, refer to Note 18 of our consolidated financial statements included in our 2020 Annual Report and Note 11 of the Financial Statements.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 50

MD&A	Table of Contents
Capital expenditures

Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. We do not believe it is prudent at this time to provide capital expenditure guidance for Fiscal 2021 as we are not able to estimate the long-term impact of COVID-19, including the demand for our products and the impact on the timeframes for completion of our expansion, construction, and optimization projects in Mexico. To the extent possible, we plan to continue capital expenditures during Fiscal 2021 for the Beer segment associated primarily with our Obregon Brewery optimization and expansion.

In fiscal 2017, we began construction of the Mexicali Brewery. In March 2020, a public consultation on the construction of our Mexicali Brewery was held. We have initiated early stage discussions with government officials in Mexico regarding next steps for our brewery construction project and options elsewhere in the country following the negative result of the public consultation. These discussions have been positive and we will continue working with government officials to mutually agree upon a path forward. At this time, we have paused all construction activities at our Mexicali Brewery. As of May 31, 2020, we capitalized approximately $740 million of construction in progress related to the Mexicali Brewery. Future impairments may result based upon our plans for these assets for any capitalized amounts that are not deemed recoverable.

Guidance

Accounting guidance
Accounting guidance adopted for First Quarter 2021 did not have a material impact on our consolidated financial statements.

Disclosure guidance
In May 2020, the Securities and Exchange Commission (“SEC”) issued a final rule that amends business acquisition and disposition financial disclosure requirements. Among other modifications, the amendments change certain criteria in the significance tests used to determine audited financial statements and related pro forma financial information requirements, the periods audited financial statements must cover, and the form and content of the pro forma financial information. We are required to comply with this rule for our annual and interim periods beginning March 1, 2021, however early compliance is permitted. We are currently assessing the impact of this rule on our SEC filings.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including without limitation:

•The statements regarding the current global COVID-19 pandemic.
•The statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:
◦our business strategy, future operations, future financial position, future net sales and expected volume trends, prospects, plans, and objectives of management;
◦information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes, and other governmental rules and regulations;
◦information concerning the future expected balance of supply and demand for our products;
◦timing and source of funds for operating activities and New November 2018 Canopy Warrant exercises, if any;

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 51

MD&A	Table of Contents
◦the manner, timing, and duration of the share repurchase program and source of funds for share repurchases; and
◦the amount and timing of future dividends.
•The statements regarding our beer expansion, construction, and optimization activities, including anticipated costs and timeframes for completion, discussions with government officials in Mexico, and potential future impairment of non-recoverable brewery construction assets.
•The statements regarding:
◦the volatility of the fair value of our investments in Canopy measured at fair value;
◦our activities surrounding our investments in Canopy;
◦our targeted leverage ratio;
◦the New November 2018 Canopy Warrants; and
◦our future ownership level in Canopy and our future share of Canopy’s reported earnings and losses.
•The statements regarding the Wine and Spirits Transactions and the Other Wine and Spirits Transactions, including expected form and amount of consideration, amount and use of expected proceeds, estimated remaining costs, and any expected restructuring charge.
•The statements regarding Canopy’s transaction with Acreage.

When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Quarterly Report on Form 10-Q are also subject to the risk and uncertainty that:

•the duration and impact of the COVID-19 pandemic, including but not limited to the closure of non-essential businesses, which may include our manufacturing facilities, and other associated governmental containment actions, may vary from our current expectations;
•the actual balance of supply and demand for our products will vary from current expectations due to, among other reasons, actual raw material supply, actual shipments to distributors, and actual consumer demand;
•the actual demand, net sales, and volume trends for our products will vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand;
•the amount, timing, and source of funds for any share repurchases or Canopy warrant exercises, if any, may vary due to market conditions; our cash and debt position; the impact of the beer operations expansion activities; the impact of our investments in Canopy; any future exercise of the New November 2018 Canopy Warrants; the expected impacts of the Wine and Spirits Transactions and the Other Wine and Spirits Transactions; and other factors as determined by management from time to time;
•the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings;
•the fair value of our investments in Canopy may vary due to market and economic conditions in Canopy’s markets and business locations;
•the accuracy of management’s projections relating to the Canopy investment may vary from management’s current expectations due to Canopy’s actual results of operations and market and economic conditions;
•the timeframe and actual costs associated with the beer operations expansion activities and amount of impairment, if any, for non-recoverable brewery construction assets in Mexico may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, results of discussions

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 52

MD&A	Table of Contents
with government officials in Mexico, actual amount of non-recoverable brewery construction assets, and other factors as determined by management;
•any consummation of the Wine and Spirits Transactions or the Other Wine and Spirits Transactions and any actual date of consummation of any of them may vary from our current expectations; the actual restructuring charge, if any, will vary based on management’s final plans; and the amount of additional loss, if any, on the future write-down of assets held for sale will vary based on the form of consideration, amount of consideration actually received, and future brand performance;
•any impact of U.S. federal laws on the transaction between Acreage and Canopy or upon the implementation of that transaction, or the impact of the Acreage Transaction upon our future ownership level in Canopy or our future share of Canopy’s reported earnings and losses, may vary from management’s current expectations; and
•our targeted leverage ratio may vary from management’s current expectations due to market conditions, our ability to generate cash flow at expected levels and our ability to generate expected earnings.

The Wine and Spirits Transactions are subject to the satisfaction of certain closing conditions. The Nobilo Transaction is also conditioned on completion of the Further Revised Wine and Spirits Transaction. For additional information about risks and uncertainties that could adversely affect our forward looking statements, please refer to Item 1A. “Risk Factors” of our 2020 Annual Report.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 53

OTHER KEY INFORMATION	Table of Contents
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating, investment, acquisition, and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices, interest rates, and equity prices. To manage the volatility relating to these risks, we periodically purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap contracts, interest rate swap contracts, and treasury lock contracts. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not enter into derivative instruments for trading or speculative purposes.

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of May 31, 2020, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, Canadian dollar, and New Zealand dollar. Approximately 100% of our balance sheet exposures and 77% of our forecasted transactional exposures for the remaining nine months of fiscal 2021 were hedged as of May 31, 2020.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2020, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, natural gas, and wheat prices. Approximately 77% of our forecasted transactional exposures for the remaining nine months of fiscal 2021 were hedged as of May 31, 2020.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
(in millions)
Foreign currency contracts	$1,991.4	$2,155.5	$(102.0)	$13.9	$144.9	$(157.5)
Commodity derivative contracts	$268.3	$271.3	$(56.2)	$(17.3)	$19.8	$22.2

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of May 31, 2020, we had $375.0 million of outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on our floating LIBOR rate debt. There were no cash flow designated interest rate swap contracts outstanding as of May 31, 2019. As of May 31, 2020, and May 31, 2019, there were no undesignated interest rate swap contracts outstanding.

As of May 31, 2020, and May 31, 2019, we had no treasury lock contracts outstanding.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 54

OTHER KEY INFORMATION	Table of Contents
We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy. The aggregate notional value, estimated fair value and sensitivity analysis for our outstanding fixed-rate debt, including current maturities and open interest rate derivative instruments are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase (1)
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
(in millions)
Fixed interest rate debt	$10,572.0	$10,274.8	$(11,445.0)	$(10,487.0)	$(841.2)	$(616.5)
Interest rate swap contracts	$375.0	$—	$(0.6)	$—	$—	$—
(1)In May 2020, the final settlement rates on the outstanding interest rate swap contracts were locked, therefore, there was no future exposure to interest rate risk as of May 31, 2020. There were no cash flow designated interest rate swap contracts outstanding as of May 31, 2019.

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $4.9 million and $8.6 million for the three months ended May 31, 2020, and May 31, 2019, respectively.

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

As of May 31, 2020, the fair value of our investments in the Canopy warrants and the Canopy convertible debt securities was $809.5 million, with an unrealized net gain (loss) on these investments of $(197.3) million recognized in our results of operations for the three months ended May 31, 2020. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of May 31, 2020, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $121.5 million.

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

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 55

OTHER KEY INFORMATION	Table of Contents
Internal control over financial reporting
Although most of our corporate and non-production workforce are working remotely due to COVID-19, we have not experienced a material impact to our internal control over financial reporting. We continue to monitor the pandemic and its effects on the design and operating effectiveness of our internal controls.

We are in the process of implementing a new enterprise resource planning system across our business units using a phased approach over the next several years. There will be changes in our internal controls as this system becomes operational at each business unit.

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no other changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6. Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 56

OTHER KEY INFORMATION	Table of Contents
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

2.3
Asset Purchase Agreement made and entered into by and between the Company and E. & J. Gallo Winery (no longer outstanding) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2019, filed April 8, 2019 and incorporated herein by reference). †

2.4
Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Modified Transaction (including the Form of Amended Agreement) (no longer outstanding) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 11, 2019, filed December 17, 2019 and incorporated herein by reference). †‡

2.5
Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between Constellation Brands, Inc. and E. & J. Gallo Winery (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 22, 2020, filed May 29, 2020 and incorporated herein by reference). †‡

2.6
Nobilo Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Nobilo Transaction (including the Form of Nobilo Asset Purchase Agreement) (no longer outstanding) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated December 11, 2019, filed December 17, 2019 and incorporated herein by reference). †

2.7
Amendment dated May 22, 2020 and effective May 22, 2020, to Nobilo Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Nobilo Transaction (no longer outstanding) (filed herewith).

2.8
Asset Purchase Agreement made and entered into as of June 22, 2020, by and between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Nobilo Transaction (filed as Exhibit 2.1 to the Company’s Current Form 8-K dated June 22, 2020, filed June 25, 2020 and incorporated herein by reference). †

3.1
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and incorporated herein by reference). #

3.3
By-Laws of the Company, amended and restated as of October 3, 2018 (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2018 and incorporated herein by reference).

4.1
Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2012, filed April 23, 2012 and incorporated herein by reference). #

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 57

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 58

OTHER KEY INFORMATION	Table of Contents

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

4.16
Supplemental Indenture No. 16 with respect to 2.250% Senior Notes due 2020, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (no longer outstanding) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 7, 2017, filed November 7, 2017 and incorporated herein by reference).

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

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 59

OTHER KEY INFORMATION	Table of Contents

4.26
Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 27, 2020, filed April 27, 2020 and incorporated herein by reference).

4.27
Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 27, 2020, filed April 27, 2020 and incorporated herein by reference).

4.28
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

4.31
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

4.32
2019 Term Loan Credit Agreement, dated as of June 28, 2019, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender (no longer outstanding) (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated June 28, 2019, filed July 3, 2019 and incorporated herein by reference). †

4.33
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

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 60

OTHER KEY INFORMATION	Table of Contents

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

10.4
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain of its Other Executive Officers (including James Bourdeau, James A. Sabia, Jr., Mallika Monteiro, Garth Hankinson, and Michael McGrew) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2017 and incorporated herein by reference). *

10.5	Form of Stock Option Agreement with respect to the Company’s Long-Term Stock Incentive Plan (grants on and after April 21, 2020) (filed herewith). *†

10.6	Form of Restricted Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on and after April 21, 2020) (filed herewith). *†

10.7	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on and after April 21, 2020) (filed herewith). *†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 61

OTHER KEY INFORMATION	Table of Contents

*	Designates management contract or compensatory plan or arrangement.
#	Company’s Commission File No. 001-08495.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Constellation Brands, Inc. agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.
‡	Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

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

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	July 1, 2020	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Vice President and Controller

Date:	July 1, 2020	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q1 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 63