Form 10-Q
period 2020-08-31
CONSTELLATION BRANDS, INC.
filed 2020-10-01
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020
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
Yes  ☐  No  ☒
There were 169,505,458 shares of Class A Common Stock, 23,273,727 shares of Class B Common Stock, and 1,021,108 shares of Class 1 Common Stock outstanding as of September 28, 2020.

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
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31, 2020	February 29, 2020
ASSETS
Current assets:
Cash and cash equivalents	$204.6	$81.4
Accounts receivable	926.3	864.8
Inventories	1,328.4	1,373.6
Prepaid expenses and other	497.1	535.8
Assets held for sale - current	580.8	628.5
Total current assets	3,537.2	3,484.1
Property, plant, and equipment	5,184.9	5,333.0
Goodwill	7,717.4	7,757.1
Intangible assets	2,738.3	2,718.9
Equity method investments	2,931.9	3,093.9
Securities measured at fair value	764.0	1,117.1
Deferred income taxes	2,574.8	2,656.3
Assets held for sale	416.6	552.1
Other assets	597.4	610.7
Total assets	$26,462.5	$27,323.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$238.9
Current maturities of long-term debt	533.8	734.9
Accounts payable	651.2	557.6
Other accrued expenses and liabilities	724.9	780.4
Total current liabilities	1,909.9	2,311.8
Long-term debt, less current maturities	11,066.8	11,210.8
Deferred income taxes and other liabilities	1,482.0	1,326.3
Total liabilities	14,458.7	14,848.9
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 186,778,085 shares and 186,090,745 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $0.01 par value – Authorized, 30,000,000 shares; Issued, 28,286,561 shares and 28,300,206 shares, respectively	0.3	0.3
Additional paid-in capital	1,553.6	1,514.6
Retained earnings	13,742.2	13,695.3
Accumulated other comprehensive income (loss)	(815.5)	(266.3)
	14,482.5	14,945.8
Less: Treasury stock –
Class A Common Stock, at cost, 17,301,423 shares and 18,256,826 shares, respectively	(2,792.3)	(2,811.8)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,794.5)	(2,814.0)
Total CBI stockholders’ equity	11,688.0	12,131.8
Noncontrolling interests	315.8	342.5
Total stockholders’ equity	12,003.8	12,474.3
Total liabilities and stockholders’ equity	$26,462.5	$27,323.2
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2020	2019	2020	2019
Sales	$4,591.4	$4,855.9	$2,459.7	$2,573.4
Excise taxes	(367.6)	(414.7)	(199.3)	(229.4)
Net sales	4,223.8	4,441.2	2,260.4	2,344.0
Cost of product sold	(2,019.7)	(2,226.6)	(1,044.6)	(1,158.1)
Gross profit	2,204.1	2,214.6	1,215.8	1,185.9
Selling, general, and administrative expenses	(752.4)	(845.4)	(399.1)	(439.4)
Impairment of assets held for sale	(3.0)	(27.0)	22.0	(27.0)
Operating income (loss)	1,448.7	1,342.2	838.7	719.5
Income (loss) from unconsolidated investments	(651.9)	(2,255.3)	(80.7)	(1,324.7)
Interest expense	(200.2)	(226.2)	(100.2)	(111.6)
Loss on extinguishment of debt	(7.6)	(2.4)	(0.6)	(2.4)
Income (loss) before income taxes	589.0	(1,141.7)	657.2	(719.2)
(Provision for) benefit from income taxes	(239.8)	387.6	(135.4)	202.2
Net income (loss)	349.2	(754.1)	521.8	(517.0)
Net income (loss) attributable to noncontrolling interests	(15.0)	(16.5)	(9.7)	(8.2)
Net income (loss) attributable to CBI	$334.2	$(770.6)	$512.1	$(525.2)

Comprehensive income (loss)	$(231.7)	$(886.2)	$733.2	$(646.4)
Comprehensive (income) loss attributable to noncontrolling interests	16.7	(7.1)	(14.2)	0.1
Comprehensive income (loss) attributable to CBI	$(215.0)	$(893.3)	$719.0	$(646.3)

Net income (loss) per common share attributable to CBI:
Basic – Class A Common Stock	$1.74	$(4.08)	$2.68	$(2.77)
Basic – Class B Convertible Common Stock	$1.58	$(3.71)	$2.43	$(2.52)

Diluted – Class A Common Stock	$1.71	$(4.08)	$2.62	$(2.77)
Diluted – Class B Convertible Common Stock	$1.58	$(3.71)	$2.42	$(2.52)

Weighted average common shares outstanding:
Basic – Class A Common Stock	169.841	168.215	170.078	168.310
Basic – Class B Convertible Common Stock	23.289	23.316	23.284	23.316

Diluted – Class A Common Stock	194.962	168.215	195.142	168.310
Diluted – Class B Convertible Common Stock	23.289	23.316	23.284	23.316

Cash dividends declared per common share:
Class A Common Stock	$1.50	$1.50	$0.75	$0.75
Class B Convertible Common Stock	$1.36	$1.36	$0.68	$0.68

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 29, 2020	$1.9	$0.3	$1,514.6	$13,695.3	$(266.3)	$(2,814.0)	$342.5	$12,474.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(177.9)	—	—	5.3	(172.6)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(756.1)	—	(36.2)	(792.3)
Comprehensive income (loss)								(964.9)
Dividends declared	—	—	—	(143.3)	—	—	—	(143.3)
Shares issued under equity compensation plans	—	—	(6.0)	—	—	2.8	—	(3.2)
Stock-based compensation	—	—	14.7	—	—	—	—	14.7
Balance at May 31, 2020	1.9	0.3	1,523.3	13,374.1	(1,022.4)	(2,811.2)	311.6	11,377.6
Comprehensive income (loss):
Net income (loss)	—	—	—	512.1	—	—	9.7	521.8
Other comprehensive income (loss), net of income tax effect	—	—	—	—	206.9	—	4.5	211.4
Comprehensive income (loss)								733.2
Dividends declared	—	—	—	(144.0)	—	—	—	(144.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.0)	(10.0)
Shares issued under equity compensation plans	—	—	10.9	—	—	16.7	—	27.6
Stock-based compensation	—	—	19.4	—	—	—	—	19.4
Balance at August 31, 2020	$1.9	$0.3	$1,553.6	$13,742.2	$(815.5)	$(2,794.5)	$315.8	$12,003.8

Balance at February 28, 2019	$1.9	$0.3	$1,410.8	$14,276.2	$(353.9)	$(2,784.3)	$286.2	$12,837.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(245.4)	—	—	8.3	(237.1)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(1.6)	—	(1.1)	(2.7)
Comprehensive income (loss)								(239.8)
Dividends declared	—	—	—	(141.9)	—	—	—	(141.9)
Initial recognition of non-controlling interest	—	—	—	—	—	—	20.2	20.2
Shares issued under equity compensation plans	—	—	(9.3)	—	—	6.3	—	(3.0)
Stock-based compensation	—	—	15.5	—	—	—	—	15.5
Balance at May 31, 2019	1.9	0.3	1,417.0	13,888.9	(355.5)	(2,778.0)	313.6	12,488.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(525.2)	—	—	8.2	(517.0)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(121.1)	—	(8.3)	(129.4)
Comprehensive income (loss)								(646.4)
Repurchase of shares	—	—	—	—	—	(50.0)	—	(50.0)
Dividends declared	—	—	—	(142.3)	—	—	—	(142.3)
Shares issued under equity compensation plans	—	—	17.4	—	—	6.4	—	23.8
Stock-based compensation	—	—	17.7	—	—	—	—	17.7
Balance at August 31, 2019	$1.9	$0.3	$1,452.1	$13,221.4	$(476.6)	$(2,821.6)	$313.5	$11,691.0

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$349.2	$(754.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	244.9	1,666.6
Deferred tax provision (benefit)	196.1	(452.7)
Depreciation	142.7	169.1
Stock-based compensation	34.0	33.6
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	408.1	580.3
Noncash lease expense	41.3	44.8
Impairment and amortization of intangible assets	2.7	13.9
Impairment of assets held for sale	3.0	27.0
Loss on inventory and related contracts	25.1	61.0
Loss on settlement of treasury lock contracts	(29.3)	—
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(56.1)	(106.2)
Inventories	73.0	92.7
Prepaid expenses and other current assets	51.3	32.2
Accounts payable	116.7	3.9
Deferred revenue	21.8	34.0
Other accrued expenses and liabilities	(141.3)	(61.0)
Other	(38.3)	34.3
Total adjustments	1,095.7	2,173.5
Net cash provided by (used in) operating activities	1,444.9	1,419.4

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(277.8)	(355.2)
Purchases of businesses, net of cash acquired	(19.9)	(36.2)
Investments in equity method investees and securities	(217.4)	(33.0)
Proceeds from sales of assets	18.1	—
Proceeds from sale of business	41.1	—
Other investing activities	0.6	(1.3)
Net cash provided by (used in) investing activities	(455.3)	(425.7)

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,194.6	1,291.3
Principal payments of long-term debt	(1,536.4)	(1,331.5)
Net proceeds from (repayments of) short-term borrowings	(238.9)	(640.5)
Dividends paid	(287.6)	(285.0)
Purchases of treasury stock	—	(50.0)
Proceeds from shares issued under equity compensation plans	32.0	32.9
Payments of minimum tax withholdings on stock-based payment awards	(7.6)	(14.2)
Payments of debt issuance, debt extinguishment, and other financing costs	(18.2)	(8.0)
Distributions to noncontrolling interests	(10.0)	—
Net cash provided by (used in) financing activities	(872.1)	(1,005.0)

Effect of exchange rate changes on cash and cash equivalents	5.7	(1.0)

Net increase (decrease) in cash and cash equivalents	123.2	(12.3)
Cash and cash equivalents, beginning of period	81.4	93.6
Cash and cash equivalents, end of period	$204.6	$81.3

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$69.9	$74.4

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
AUGUST 31, 2020
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

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	August 31, 2020	February 29, 2020
(in millions)
Raw materials and supplies	$136.9	$171.7
In-process inventories	765.4	814.7
Finished case goods	426.1	387.2
	$1,328.4	$1,373.6

The inventories balance at August 31, 2020, and February 29, 2020, exclude amounts reclassified to assets held for sale (see Note 3).

Related party transactions and arrangements
We have an equally-owned glass production plant joint venture with Owens-Illinois. We have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported beer portfolio. Amounts purchased under these arrangements were $20.2 million and $126.4 million for the six months ended August 31, 2020, and August 31, 2019, respectively, and $11.1 million and $37.9 million for the three months ended August 31, 2020, and August 31, 2019, respectively. The decrease in amounts purchased for the six months and three months ended August 31, 2020, was largely driven by reduced production activity at our Mexican breweries in response to COVID-19 containment measures.

U.S. West Coast wildfires
In August 2020, significant wildfires broke out in California, Oregon, and Washington states which are affecting the U.S. grape harvest. Currently, none of our facilities have been damaged, however, we may take protective actions including temporarily closing certain facilities. At this time, we expect no material impact to our ability to meet customer demand. We are monitoring the impact of the smoke damage from the wildfires as we progress through our harvest season. Most of our annual grape requirements are satisfied by supply contracts from independent growers which, in many cases, allow for us to reject grapes that do not meet required quality specifications, including from smoke damage. We continue to assess when to use our rights under law and our supply contracts to reject grapes that are damaged from wildfires. We also have insurance coverage that partially covers losses for grapes in our own vineyards. However, we expect that decreased production levels at certain facilities will result in unfavorable fixed cost absorption, which will be recognized in cost of product sold within our consolidated results of operations rather than capitalized in inventories.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

3.    ACQUISITIONS, DIVESTITURES, AND BUSINESS TRANSFORMATION

Acquisitions
Empathy Wines
In June 2020, we acquired the Empathy Wines business, including the acquisition of a digitally-native wine brand (“Empathy Wines”) which strengthens our position in the direct-to-consumer and eCommerce markets. This transaction primarily included the acquisition of goodwill, trademarks, and inventory, plus an earn-out over five years based on performance. The results of operations of Empathy Wines are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

Divestitures
Ballast Point Divestiture
On March 2, 2020, we sold the Ballast Point craft beer business, including a number of its associated production facilities and brewpubs (the “Ballast Point Divestiture”). Prior to the Ballast Point Divestiture, we recorded the results of operations of the Ballast Point craft beer business in the Beer segment. We received cash proceeds of $41.1 million, which were primarily utilized to reduce outstanding borrowings.

Black Velvet Divestiture
On November 1, 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory at a transaction value of $266.3 million (the “Black Velvet Divestiture”). We received cash proceeds of $269.7 million, subject to payment of final working capital adjustments. The cash proceeds were utilized to partially repay the 2.00% November 2017 senior notes. In total, our Wine and Spirits segment recognized a $70.5 million net gain associated with the Black Velvet Divestiture, with a $74.1 million net gain recognized for the year ended February 29, 2020, and a $3.6 million net loss recognized for the six months ended August 31, 2020. The following table summarizes the net gain recognized in connection with this divestiture:

(in millions)
Cash received from buyer	$269.7
Net assets sold	(213.3)
AOCI reclassification adjustments, primarily foreign currency translation	20.9
Direct costs to sell	(3.8)
Working capital adjustments to be paid	(3.0)
Gain on sale of business	$70.5

Business transformation and other updates
We have committed to a business transformation strategy which aligns our portfolio with consumer-led premiumization trends and growing segments of the Wine and Spirits and Beer markets.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Original Wine and Spirits Transaction
In April 2019, we entered into a definitive agreement to sell a portion of our wine and spirits business, including approximately 30 lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities (the “Original Wine and Spirits Transaction”).

Wine and Spirits Transactions
In December 2019, we agreed to revise and supersede the Original Wine and Spirits Transaction. The revisions to the transaction address competitive concerns raised by the U.S. Federal Trade Commission (the “FTC”) specifically related to the sparkling wine, brandy, dessert wine, and concentrate categories. As a result, the brands Cook’s California Champagne, J. Roget American Champagne, Paul Masson Grande Amber Brandy, and our concentrate business were excluded from the Original Wine and Spirits Transaction. In May 2020, we further revised the Original Wine and Spirits Transaction to also exclude the Mission Bell Winery in Madera, California and certain related real estate, equipment, contracts, and employees, resulting in an adjusted base transaction price of approximately $783 million, subject to purchase price and closing adjustments, with the potential to earn an incremental $250 million of contingent consideration if certain brand performance provisions are met over a two-year period after closing (the “Further Revised Wine and Spirits Transaction”). The Further Revised Wine and Spirits Transaction is expected to close by the end of third quarter of fiscal 2021, and is subject to FTC review and clearance. Additionally, in a separate, but related, transaction, we entered into a definitive agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets and liabilities for a base transaction price of $130 million, subject to purchase price and closing adjustments (the “Nobilo Wine Transaction”). The Nobilo Wine Transaction is expected to close by the end of third quarter of fiscal 2021, and is subject to FTC review and clearance. Completion of the Nobilo Transaction is also conditioned on completion of the Further Revised Wine and Spirits Transaction. We expect to use the net cash proceeds from the Further Revised Wine and Spirits Transaction and the Nobilo Wine Transaction (collectively, the “Wine and Spirits Transactions”) primarily to reduce outstanding borrowings.

We have communicated our intent to retain the brands Cook’s California Champagne and J. Roget American Champagne and the Mission Bell Winery contemplated to be sold in the Original Wine and Spirits Transaction. The FTC is currently reviewing our business plans to support these brands in the future. The Mission Bell Winery has the production capability to support these retained brands.

Paul Masson Transaction
In June 2020, we entered into a definitive agreement to sell the Paul Masson Grande Amber Brandy brand, related inventory and interests in certain contracts with an estimated aggregate purchase price of approximately $255 million, subject to certain purchase price and closing adjustments (the “Paul Masson Transaction”). The Paul Masson Transaction is subject to FTC review and clearance, and is expected to close by the end of third quarter of fiscal 2021. We expect to use the net cash proceeds from the Paul Masson Transaction primarily to reduce outstanding borrowings.

Concentrate Business Transaction
In June 2020, we entered into a definitive agreement to sell certain brands used in our concentrates and high-color concentrate business, and certain intellectual property, inventory, goodwill, interests in certain contracts, assets, and liabilities of our concentrates and high-color concentrate business (the “Concentrate Business Transaction”). The Concentrate Business Transaction is subject to FTC review and clearance, and is expected to close by the end of third quarter of fiscal 2021.

Assets held for sale
Primarily in contemplation of the Wine and Spirits segment transactions noted above, certain net assets met the held for sale criteria as of August 31, 2020, and February 29, 2020. For the six months and three months ended August 31, 2020, long-lived asset impairments of $3.0 million and $(22.0) million were recognized, respectively. For the six months and three months ended August 31, 2019, a long-lived asset impairment of $27.0 million was recognized. For additional information refer to Note 5.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The carrying value of assets held for sale consist of the following:

	August 31, 2020	February 29, 2020
	Wine and Spirits	Beer (1)	Wine and Spirits	Consolidated
(in millions)
Assets
Accounts receivable	$—	$2.4	$—	$2.4
Inventories	563.9	13.7	576.9	590.6
Prepaid expenses and other	16.9	2.8	32.7	35.5
Assets held for sale - current	580.8	18.9	609.6	628.5

Property, plant, and equipment	133.2	55.9	172.6	228.5
Goodwill	287.2	4.7	304.3	309.0
Intangible assets	377.6	28.2	384.0	412.2
Equity method investments	0.4	—	1.0	1.0
Other assets	28.2	24.8	26.3	51.1
Less: Reserve for assets held for sale	(410.0)	(42.7)	(407.0)	(449.7)
Assets held for sale	416.6	70.9	481.2	552.1

Liabilities
Accounts payable	1.5	0.2	0.6	0.8
Other accrued expenses and liabilities	13.8	11.0	17.8	28.8
Deferred income taxes and other liabilities	—	33.3	—	33.3
Liabilities held for sale (2)	15.3	44.5	18.4	62.9
Net assets held for sale	$982.1	$45.3	$1,072.4	$1,117.7
(1)In March 2020, we completed the Ballast Point Divestiture.
(2)Liabilities held for sale are included in the Consolidated Balance Sheets at August 31, 2020, and February 29, 2020, within the respective liability line items noted above.

Wine and spirits optimization
We recognized charges in connection with our business transformation strategy which aligns our portfolio with consumer-led premiumization trends within the Wine and Spirits segment as follows:

		For the Six Months Ended August 31,		For the Three Months Ended August 31,
	Results of Operations Location	2020	2019	2020	2019
(in millions)
Loss on inventory write-downs	Cost of product sold	$4.0	$40.9	$(0.1)	$13.7
Contract termination costs	Cost of product sold	16.9	20.1	—	4.3
Employee termination costs	Selling, general, and administrative expenses	2.5	12.1	3.8	0.2
Other costs	Selling, general, and administrative expenses	1.0	6.3	1.0	—
Impairment of long-lived assets	Impairment of assets held for sale	3.0	27.0	(22.0)	27.0
		$27.4	$106.4	$(17.3)	$45.2

Mexicali Brewery
In fiscal 2017, we began construction of a new, state-of-the-art brewery located in Mexicali, Baja California, Mexico (the “Mexicali Brewery”). In March 2020, a public consultation was held on the construction of

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
the Mexicali Brewery. We are in discussions with government officials in Mexico regarding next steps for our brewery construction project and options elsewhere in the country following the negative result of the public consultation. These discussions have been positive and we will continue working with government officials to mutually agree upon a path forward. At this time, we have paused all Mexicali Brewery construction activities. In the medium-term, we have ample capacity, based on current growth forecasts and production capabilities, under normal operating conditions, at the Nava and Obregon breweries, to meet consumer needs. As of August 31, 2020, we capitalized approximately $720 million of construction in progress and are committed to an estimated additional $200 million of expenditures. We are continuing to evaluate a variety of alternatives for the Mexicali Brewery and related assets, including transferring certain constructed assets to different locations in Mexico, where possible. Future impairments may result for any capitalized amounts that are not deemed recoverable based upon our plans for these assets.

4.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2020 Annual Report and have not changed significantly for the six months and three months ended August 31, 2020.

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

The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2020	February 29, 2020
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,527.2	$1,831.0
Interest rate swap contracts	$—	$375.0
Treasury lock contracts	$—	$300.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$366.8	$1,180.2
Commodity derivative contracts	$246.5	$282.8

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2020, the estimated fair value of derivative instruments in a net liability position due to counterparties was $73.5 million. If we were required to settle the net liability position under these derivative instruments on August 31, 2020, we would have had sufficient available liquidity on hand to satisfy this obligation.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	August 31, 2020	February 29, 2020		August 31, 2020	February 29, 2020
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.7	$47.8	Other accrued expenses and liabilities	$30.5	$13.0
Other assets	$8.5	$39.5	Deferred income taxes and other liabilities	$32.7	$7.1
Interest rate swap contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$—	$0.8
Treasury lock contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$—	$7.6

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.7	$9.0	Other accrued expenses and liabilities	$1.3	$14.3
Commodity derivative contracts:
Prepaid expenses and other	$3.7	$0.5	Other accrued expenses and liabilities	$20.0	$25.4
Other assets	$1.8	$0.1	Deferred income taxes and other liabilities	$11.0	$15.5

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (Loss) (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Six Months Ended August 31, 2020
Foreign currency contracts	$(156.0)	Sales	$0.9
		Cost of product sold	(27.2)
Interest rate swap contracts	(0.6)	Interest expense	(1.1)
Treasury lock contracts	(16.1)	Interest expense	(0.7)
	$(172.7)		$(28.1)

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Six Months Ended August 31, 2019
Foreign currency contracts	$(35.6)	Sales	$—
		Cost of product sold	7.8
Interest rate swap contracts	(0.6)	Interest expense	—
	$(36.2)		$7.8

For the Three Months Ended August 31, 2020
Foreign currency contracts	$37.4	Sales	$0.5
		Cost of product sold	(18.7)
Interest rate swap contracts	(0.3)	Interest expense	(0.7)
Treasury lock contracts	—	Interest expense	(0.7)
	$37.1		$(19.6)

For the Three Months Ended August 31, 2019
Foreign currency contracts	$(33.2)	Sales	$—
		Cost of product sold	4.2
Interest rate swap contracts	(0.6)	Interest expense	—
	$(33.8)		$4.2

We expect $25.8 million of net losses, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Six Months Ended August 31, 2020
Commodity derivative contracts	Cost of product sold	$(9.4)
Foreign currency contracts	Selling, general, and administrative expenses	(20.0)
		$(29.4)

For the Six Months Ended August 31, 2019
Commodity derivative contracts	Cost of product sold	$(26.8)
Foreign currency contracts	Selling, general, and administrative expenses	(8.9)
		$(35.7)

For the Three Months Ended August 31, 2020
Commodity derivative contracts	Cost of product sold	$17.4
Foreign currency contracts	Selling, general and administrative expenses	5.9
		$23.3

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Three Months Ended August 31, 2019
Commodity derivative contracts	Cost of product sold	$(10.9)
Foreign currency contracts	Selling, general and administrative expenses	(5.1)
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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The inputs used to estimate the fair value of the Canopy warrants (all as defined in Note 8) are as follows:

	August 31, 2020 (1) (2)				February 29, 2020 (2)
	Tranche A Warrants (3)		Tranche B Warrants (4)		Tranche A Warrants (3)		Tranche B Warrants (4)		November 2017 Canopy Warrants (3)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68	C$	12.98
Valuation date stock price (6)	C$	21.51	C$	21.51	C$	25.17	C$	25.17	C$	25.17
Remaining contractual term (7)	3.2 years		6.2 years		3.7 years		6.7 years		0.2 years
Expected volatility (8)	75.0%		75.0%		70.0%		70.0%		105.3%
Risk-free interest rate (9)	0.3%		0.4%		1.1%		1.1%		1.5%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%		0.0%
(1)The November 2017 Canopy Warrants were exercised on May 1, 2020 and as such are not included in the table as of August 31, 2020.
(2)The exercise price for the Tranche C Warrants is based on the volume-weighted average of the closing market price of Canopy’s common shares on the Toronto Stock Exchange (“TSX”) for the five trading days immediately preceding the exercise date (“VWAP Exercise Price”) and are not included in the table as there is no fair value assigned.
(3)The fair value is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement).
(4)The fair value is estimated using Monte Carlo simulations (Level 2 fair value measurement).
(5)Based on the exercise price from the applicable underlying agreements.
(6)Based on the closing market price for Canopy common stock on the TSX as of the applicable date.
(7)Based on the following expiration dates for the November 2017 Canopy Warrants and November 2018 Canopy Warrants (all as defined in Note 8):

November 2017 Canopy Warrants	May 1, 2020
Tranche A Warrants	November 1, 2023
Tranche B Warrants	November 1, 2026
(8)Based on consideration of historical and/or implied volatility levels of the underlying equity security and limited consideration of historical peer group volatility levels.
(9)Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expiration date of the applicable warrants.
(10)Based on historical dividend levels.

Debt securities, Convertible – We have elected the fair value option to account for convertible debt securities issued by Canopy for C$200.0 million, or $150.5 million (the “Canopy Debt Securities”). Interest income on the Canopy Debt Securities is calculated using the effective interest method and is recognized separately from the changes in fair value in interest expense. The Canopy Debt Securities have a contractual maturity of five years from the date of issuance but may be converted prior to maturity by either party upon the occurrence of certain events. At settlement, the Canopy Debt Securities can be settled at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof. The fair value is estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on the implied spread as of the issuance date of the notes and changes in market spreads through the valuation date of the notes.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	August 31, 2020		February 29, 2020
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	21.51	C$	25.17
Remaining term (3)	2.9 years		3.4 years
Expected volatility (4)	61.9%		58.2%
Risk-free interest rate (5)	0.3%		1.1%
Expected dividend yield (6)	0.0%		0.0%
(1)Based on the rate which the Canopy Debt Securities may be converted into equity shares, or the equivalent amount of cash, at the option of the issuer.
(2)Based on the closing market price for Canopy common stock on the TSX as of the applicable date.
(3)Based on the contractual maturity date of the notes.
(4)Based on historical volatility levels of the underlying equity security, reduced for certain risks associated with debt securities.
(5)Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the debt securities.
(6)Based on historical dividend levels.

Short-term borrowings
The revolving credit facility under our senior credit facility is a variable interest rate bearing note with a fixed margin, adjustable based upon our debt rating (as defined in our senior credit facility). Its fair value is estimated by discounting cash flows using LIBOR plus a margin reflecting current market conditions obtained from participating member financial institutions (Level 2 fair value measurement). The remaining instruments, including our commercial paper, are variable interest rate bearing notes for which the carrying value approximates the fair value.

Long-term debt
The term loan under our March 2020 Term Credit Agreement (as defined in Note 9) is a variable interest rate bearing note with a fixed margin, adjustable based upon our debt rating. The senior floating rate notes are variable interest rate bearing notes which include fixed margins. The carrying value approximates the fair value of the term loan. The fair value of the remaining long-term debt, which is primarily fixed interest rate, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings, approximate fair value as of August 31, 2020, and February 29, 2020, due to the relatively short maturity of these instruments. As of August 31, 2020, the carrying amount of long-term debt, including the current portion, was $11,600.6 million, compared with an estimated fair value of $12,975.1 million. As of February 29, 2020, the carrying amount of long-term debt, including the current portion, was $11,945.7 million, compared with an estimated fair value of $12,935.9 million.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2020
Assets:
Foreign currency contracts	$—	$16.9	$—	$16.9
Commodity derivative contracts	$—	$5.5	$—	$5.5
Equity securities (1)	$—	$635.9	$—	$635.9
Canopy Debt Securities (1)	$—	$128.1	$—	$128.1
Liabilities:
Foreign currency contracts	$—	$64.5	$—	$64.5
Commodity derivative contracts	$—	$31.0	$—	$31.0

February 29, 2020
Assets:
Foreign currency contracts	$—	$96.3	$—	$96.3
Commodity derivative contracts	$—	$0.6	$—	$0.6
Equity securities (1)	$—	$991.5	$—	$991.5
Canopy Debt Securities (1)	$—	$125.6	$—	$125.6
Liabilities:
Foreign currency contracts	$—	$34.4	$—	$34.4
Commodity derivative contracts	$—	$40.9	$—	$40.9
Interest rate swap contracts	$—	$0.8	$—	$0.8
Treasury lock contracts	$—	$7.6	$—	$7.6

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2020	2019	2020	2019
	(in millions)
	November 2017 Canopy Warrants (i)	$(61.8)	$(450.8)	$—	$(316.7)
	November 2018 Canopy Warrants (ii)	(180.6)	(1,134.4)	(57.6)	(473.6)
	Canopy Debt Securities	(2.5)	(81.4)	10.0	(48.8)
		$(244.9)	$(1,666.6)	$(47.6)	$(839.1)

(i)	The November 2017 Canopy Warrants were exercised in May 2020. For additional information on the November 2017 Canopy Warrants and the related exercise, refer to Note 8.
(ii)
The terms of the November 2018 Canopy Warrants were modified in June 2019. For additional information on the November 2018 Canopy Warrants and the related modification, refer to Note 8. The amounts for the six months and three months ended August 31, 2019, are net of a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Six Months Ended August 31, 2020
Long-lived assets held for sale	$—	$—	$795.2	$3.0

For the Six Months Ended August 31, 2019
Long-lived assets held for sale	$—	$—	$1,444.4	$27.0
Trademarks	—	—	17.0	11.0
Total	$—	$—	$1,461.4	$38.0

Long-lived assets held for sale
For the first quarter of fiscal 2021, in connection with the Wine and Spirits Transactions and the Concentrate Business Transaction, long-lived assets held for sale were written down to their estimated fair value, less costs to sell, resulting in a loss of $25.0 million. Subsequently, for the second quarter of fiscal 2021, a reduction to the loss on long-lived assets held for sale of $22.0 million was recognized. The long-lived assets held for sale with a carrying value of $798.2 million were written down to their estimated fair value of $795.2 million, less costs to sell, resulting in a total loss of $3.0 million for the six months ended August 31, 2020. This loss was included in impairment of assets held for sale within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our current estimate of fair value was determined based on the expected proceeds from the Wine and Spirits Transactions and the Concentrate Business Transaction as of August 31, 2020, excluding the contingent consideration, which we will recognize when it is determined to be realizable.

For the six months and three months ended August 31, 2019, in connection with the Original Wine and Spirits Transaction, long-lived assets held for sale with a carrying value of $1,471.4 million were written down to their estimated fair value of $1,444.4 million, less cost to sell, resulting in a loss of $27.0 million. These losses are included in impairment of assets held for sale within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. As such, these assets were written down to a value based on our estimate of fair value less cost to sell. Our estimate of fair value was determined based on the expected proceeds from the Original Wine and Spirits Transaction as of August 31, 2019.

Trademarks
For the six months and three months ended August 31, 2019, certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including increased rate of revenue decline and increased competition, indicated that it was more likely than not that the fair value of our indefinite lived intangible asset associated with the Ballast Point craft beer trademark might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Ballast Point craft beer trademark asset with a carrying value of $28.0 million was written down to its estimated fair value of $17.0 million, resulting in an impairment of $11.0 million. This impairment is included in selling, general, and administrative expenses within our consolidated results of operations.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
6.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2019	$5,167.9	$2,920.9	$8,088.8
Purchase accounting allocations (1)	—	58.8	58.8
Black Velvet Divestiture	—	(72.2)	(72.2)
Foreign currency translation adjustments	0.2	(9.5)	(9.3)
Reclassified (to) from assets held for sale (2)	(4.7)	(304.3)	(309.0)
Balance, February 29, 2020	5,163.4	2,593.7	7,757.1
Purchase accounting allocations (3)	—	14.2	14.2
Foreign currency translation adjustments	(80.5)	8.6	(71.9)
Reclassified (to) from assets held for sale (2)	0.9	17.1	18.0
Balance, August 31, 2020	$5,083.8	$2,633.6	$7,717.4
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
(3)Preliminary purchase accounting allocations associated with the acquisition of Empathy Wines (Wine and Spirits).

7.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	August 31, 2020		February 29, 2020
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$87.7	$29.4	$87.4	$31.8
Other	20.4	0.3	20.2	0.3
Total	$108.1	29.7	$107.6	32.1

Nonamortizable intangible assets
Trademarks		2,708.6		2,686.8
Total intangible assets		$2,738.3		$2,718.9

The intangible assets balance at August 31, 2020, and February 29, 2020, excludes intangible assets reclassified to assets held for sale, which consist primarily of trademarks. We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2020, and August 31, 2019. Net carrying amount represents the gross carrying value net of accumulated amortization.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
8.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	August 31, 2020		February 29, 2020
	Carrying Value	Ownership Percentage (1)	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment	$2,713.1	37.3%	$2,911.7	35.3%
Other equity method investments (2)	218.8	20%-50%	182.2	20%-50%
	$2,931.9		$3,093.9
(1)Reflects our ownership interest in Canopy on a prorated basis for the May 2020 Canopy Investment, see defined term below.
(2)The other equity method investments balance at August 31, 2020, and February 29, 2020, excludes investments reclassified to assets held for sale.

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

In November 2018, we increased our ownership interest in Canopy by acquiring an additional 104.5 million common shares (the “November 2018 Canopy Investment”) (see “Canopy Equity Method Investment” below), plus warrants which give us the option to purchase an additional 139.7 million common shares of Canopy (the “November 2018 Canopy Warrants”, and together with the November 2018 Canopy Investment, the “November 2018 Canopy Transaction”) for C$5,078.7 million, or $3,869.9 million. On November 1, 2018, our ownership interest in Canopy increased to 36.6% which allowed us to exercise significant influence, but not control, over Canopy.

In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million (the “May 2020 Canopy Investment”). The May 2020 Canopy Investment increased our ownership interest in Canopy to 38.6% upon exercise. We entered into foreign currency forward contracts to fix the U.S. dollar cost of the May 2020 Canopy Investment. For the six months ended August 31, 2020, we recognized net losses on the foreign currency forward contracts of $7.5 million, in selling, general, and administrative expenses within our consolidated results of operations. The payment at maturity of the derivative instruments is reported as cash flows from investing activities in investments in equity method investees and securities for the six months ended August 31, 2020.

We account for the November 2017 Canopy Investment, the November 2018 Canopy Investment, and the May 2020 Canopy Investment, each of which represents an investment in common shares of Canopy, collectively, under the equity method (the “Canopy Equity Method Investment”). Equity in earnings (losses) from the Canopy Equity Method Investment and related activities (see table below) include, among other items, restructuring and other strategic business development costs, the amortization of the fair value adjustments associated with the definite-lived intangible assets over their estimated useful lives, the flow through of inventory step-up, unrealized gains (losses) associated with changes in our Canopy ownership percentage resulting from periodic equity issuances made by Canopy, and our share of Canopy’s additional loss resulting from the June 2019 Warrant Modification (as defined below) of $409.0 million (the “June 2019 Warrant Modification Loss”).

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Amounts included in our consolidated results of operations for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2020	2019	2020	2019
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(408.6)	$(590.4)	$(31.0)	$(484.4)

In June 2019, the Canopy shareholders approved the modification of the terms of the November 2018 Canopy Warrants and certain other rights (the “June 2019 Warrant Modification”), and the other required approvals necessary for the modifications to be effective were granted. The November 2018 Canopy Warrants now consist of three tranches of warrants, including 88.5 million warrants expiring November 1, 2023 (the “Tranche A Warrants”) which are currently exercisable, 38.4 million warrants expiring November 1, 2026 (the “Tranche B Warrants”), and 12.8 million warrants expiring November 1, 2026 (the “Tranche C Warrants”, and collectively with the Tranche A Warrants and the Tranche B Warrants, the “November 2018 Canopy Warrants”). These changes are the result of Canopy’s intention to acquire Acreage Holdings, Inc. (“Acreage”) upon U.S. Federal cannabis legalization, subject to certain conditions (the “Acreage Transaction”). In connection with the Acreage Transaction, Canopy has a call option to acquire 100% of the shares of Acreage (the “Acreage Financial Instrument”).

The other rights obtained in June 2019 in connection with the Acreage Transaction include a share repurchase credit and the ability to purchase Canopy common shares on the open market or in private agreement transactions. If Canopy has not purchased the lesser of 27,378,866 Canopy common shares, or C$1,583.0 million worth of Canopy common shares for cancellation between April 18, 2019 and two-years after the full exercise of the Tranche A Warrants, we will be credited an amount that will reduce the aggregate exercise price otherwise payable upon each exercise of the Tranche B Warrants and Tranche C Warrants. The credit will be an amount equal to the difference between C$1,583.0 million and the actual price paid by Canopy in purchasing its common shares for cancellation. If we choose to purchase Canopy common shares on the open market or in private agreement with existing holders, the number of Tranche B Warrants or Tranche C Warrants shall be decreased by one for each Canopy common share acquired, up to an aggregate maximum reduction of 20 million warrants. The likelihood of receiving the share repurchase credit if we were to fully exercise the Tranche A Warrants is remote, therefore, no fair value has been assigned.

In September 2020, the Acreage shareholders approved the modification of the Acreage Transaction and related Acreage Financial Instrument (the “New Acreage Agreement”), and the other required regulatory approvals necessary for the modification to be effective were granted. The New Acreage Agreement will reduce (i) the ratio of Canopy shares required to be exchanged for Acreage shares upon U.S. Federal cannabis legalization and (ii) the number of Acreage shares subject to the fixed exchange ratio from 100% to 70%, calculated as a percentage of Acreage’s issued and outstanding shares. The remaining 30% of Acreage shares will be subject to a floating exchange ratio and Canopy, in its sole discretion, will have the option to acquire these shares with Canopy shares or cash. The issuance of Canopy shares in exchange for Acreage shares that would occur upon U.S. Federal cannabis legalization would decrease our ownership interest in Canopy and could have a significant effect on our share of Canopy’s reported earnings or losses.

Canopy has various convertible equity securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Financial Instrument. As of August 31, 2020, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Financial Instrument, would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If we exercised all of our November 2018 Canopy Warrants, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would be expected to increase to greater than 50%. If Canopy

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
exercised the Acreage Financial Instrument under existing terms prior to the modification discussed above, which would require the issuance of Canopy shares, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would decrease and no longer be expected to be greater than 50%.

As of August 31, 2020, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $5.9 billion based on the terms of the November 2018 Canopy Warrants. Additionally, as of August 31, 2020, the fair value of the Canopy Equity Method Investment was $2,345.3 million based on the closing price of the underlying equity security as of that date. When compared to the carrying value of the Canopy Equity Method Investment, this fair value indicates that the investment was impaired by $367.9 million. We have evaluated the Canopy Equity Method Investment as of August 31, 2020, and determined that there was not an other-than-temporary-impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value has been less than the carrying value, (ii) an expectation that Canopy’s operating results will improve, (iii) an expectation that the Canopy stock price will recover in the near term, and (iv) our ability and intent to hold the investment until that recovery. We will continue to review the Canopy Equity Method Investment for an other-than-temporary impairment. There may be a future impairment of our Canopy Equity Method Investment if Canopy’s stock price does not recover in the near term or our expectations about Canopy’s prospective operating results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions and the economic impact of COVID-19.

The following table presents summarized financial information for Canopy presented in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods January through June 2020 and January through June 2019 in our six months ended August 31, 2020, and August 31, 2019, results, respectively. We recognized our share of Canopy’s earnings (losses) for the periods April through June 2020 and April through June 2019 in our three months ended August 31, 2020, and August 31, 2019, results, respectively. The amounts shown represent 100% of Canopy’s results of operations for the respective periods, however, the results of operations for the six months and three months ended August 31, 2019, exclude the impact of the June 2019 Warrant Modification Loss because it was recorded by Canopy within equity. The six months and three months ended August 31, 2020, includes costs designed to improve Canopy’s organizational focus, streamline operations, and align production capability with projected demand.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2020	2019	2020	2019
(in millions)
Net sales	$160.0	$138.4	$79.7	$67.7
Gross profit (loss)	$(52.6)	$21.1	$4.7	$9.8
Net income (loss)	$(1,066.2)	$(418.6)	$(92.6)	$(149.7)
Net income (loss) attributable to Canopy	$(1,031.7)	$(430.4)	$(78.3)	$(146.3)

Other equity method investment
Booker Vineyard
In April 2020, we invested in My Favorite Neighbor, LLC, also known as Booker Vineyard, a super-luxury, direct-to-consumer focused wine business (“Booker Vineyard”) which we account for under the equity method. We recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
9.    BORROWINGS

Borrowings consist of the following:

	August 31, 2020			February 29, 2020
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$—			$238.9
	$—			$238.9

Long-term debt
Term loan credit facilities	$24.6	$442.1	$466.7	$1,295.7
Senior notes	499.5	10,615.7	11,115.2	10,624.7
Other	9.7	9.0	18.7	25.3
	$533.8	$11,066.8	$11,600.6	$11,945.7

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

2020 Term Credit Agreement
In March 2020, the Company, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into a term loan restatement agreement (the “Term Loan Restatement Agreement”) that amended and restated the Term Credit Agreement (as amended and restated by the Term Loan Restatement Agreement, the “2020 Term Credit Agreement”). The Term Credit Agreement provided for aggregate credit facilities of $1.5 billion, consisting of a $500.0 million three-year term loan facility (the “Three-Year Term Facility”) and a $1.0 billion five-year term loan facility (the “Five-Year Term Facility”). We prepaid the outstanding Three-Year Term Facility and Five Year Term Facility borrowings under our 2020 Term Credit Agreement during the second quarter of fiscal 2021.

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The principal changes effected by the 2020 Term Loan Restatement Agreement were:

•the removal of the subsidiary guarantees and termination of the respective guarantee agreements; and
•the revision of the LIBOR successor rate provisions to permit the use of rates based on SOFR.

As of August 31, 2020, aggregate credit facilities under the 2020 Credit Agreement and the March 2020 Term Credit Agreement consist of the following:

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
(3)We are the borrower under the 2019 Five-Year Term Facility.

As of August 31, 2020, information with respect to borrowings under the 2020 Credit Agreement and the March 2020 Term Credit Agreement is as follows:

	2020 Credit Agreement	March 2020 Term Credit Agreement
	Revolving Credit Facility	2019 Five- Year Term Facility (1)
(in millions)
Outstanding borrowings	$—	$466.7
Interest rate	—%	1.0%
LIBOR margin	—%	0.88%
Outstanding letters of credit	$11.8
Remaining borrowing capacity (2)	$1,988.2
(1)Outstanding term loan facilities borrowings are net of unamortized debt issuance costs.
(2)Net of outstanding revolving credit facility borrowings, outstanding letters of credit under the 2020 Credit Agreement, and outstanding borrowings under our commercial paper program (excluding unamortized discount) (see “Commercial paper program”).
We and our subsidiaries are subject to covenants that are contained in the 2020 Credit Agreement and the March 2020 Term Credit Agreement, including those restricting the incurrence of additional indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2020 Credit Agreement. Accordingly, outstanding borrowings under

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
our commercial paper program reduce the amount available under our revolving credit facility under our 2020 Credit Agreement. As of August 31, 2020, we had no outstanding borrowings under our commercial paper program.

Treasury lock contracts
In February and March 2020, we entered into treasury lock agreements, which were designated as cash flow hedges. As a result of these hedges, we fixed our 10-year treasury rates on $500.0 million of future debt issuances at an average rate of 1.2% (exclusive of borrowing margins). In April 2020, we settled all outstanding treasury lock contracts, and recognized an unrealized loss, net of income tax effect, of $21.8 million in accumulated other comprehensive income (loss). This loss is being amortized to interest expense over 10-years. See “Senior notes” below.

Senior notes
In April 2020, we issued $1,200.0 million aggregate principal amount of senior notes (the “April 2020 Senior Notes”). Proceeds from this offering, net of discount and debt issuance costs, were $1,183.3 million. The April 2020 Senior Notes consist of:

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Debt payments
As of August 31, 2020, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $66.9 million and $17.9 million, respectively) for the remaining six months of fiscal 2021 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2021	$17.4
2022	1,182.2
2023	1,828.9
2024	1,076.2
2025	780.7
2026	900.0
Thereafter	5,900.0
$11,685.4

10.    INCOME TAXES

Our effective tax rate for the six months ended August 31, 2020, was 40.7% of tax expense as compared with 33.9% of tax benefit for the six months ended August 31, 2019. Our effective tax rate for the three months ended August 31, 2020, was 20.6% of tax expense as compared with 28.1% of tax benefit for the three months ended August 31, 2019.

For the six months ended August 31, 2020, our effective tax rate was higher than the federal statutory rate of 21% primarily due to:

•valuation allowances on the net unrealized loss from the changes in fair value of our investments in Canopy and Canopy equity in earnings (losses), and
•valuation allowances on existing capital loss carryforwards; partially offset by
•the recognition of a net income tax benefit from stock-based compensation award activity.

For the three months ended August 31, 2020, our effective tax rate approximates the federal statutory rate of 21% as the recognition of a net income tax benefit from stock-based compensation award activity was largely offset by (i) valuation allowances on the net unrealized loss from the changes in fair value of our investments in Canopy and Canopy equity in earnings (losses) and (ii) higher effective tax rates from our foreign businesses.

For the six months and three months ended August 31, 2019, our effective tax rate was higher than the federal statutory rate of 21% primarily due to the net unrealized loss from the changes in fair value of our investments in Canopy. Our effective rate benefited from the following:

•a higher effective rate of tax benefit from our foreign businesses including the tax benefits recorded on the net unrealized loss from the changes in fair value of our investments in Canopy and the tax benefits recorded on the Canopy equity in earnings (losses) and related activities;
•the recognition of a net income tax benefit from stock-based compensation award activity, and
•for the six months ended August 31, 2019, our effective tax rate also benefited from the reversal of valuation allowances for capital loss carryforwards in connection with the Original Wine and Spirits Transaction.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
11.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 29, 2020	186,090,745	28,300,206	1,692,227	18,256,826	5,005,800
Conversion of shares	2,532	(2,532)	—	—	—
Exercise of stock options	—	—	2,576	(44,593)	—
Vesting of restricted stock units (1)	—	—	—	(76,019)	—
Vesting of performance share units (1)	—	—	—	(17,335)	—
Balance at May 31, 2020	186,093,277	28,297,674	1,694,803	18,118,879	5,005,800
Conversion of shares	684,808	(11,113)	(673,695)	—	—
Exercise of stock options	—	—	—	(781,075)	—
Employee stock purchases	—	—	—	(32,867)	—
Vesting of restricted stock units (1)	—	—	—	(3,514)	—
Balance at August 31, 2020	186,778,085	28,286,561	1,021,108	17,301,423	5,005,800

Balance at February 28, 2019	185,740,178	28,322,419	1,149,624	18,927,966	5,005,800
Conversion of shares	133,667	(55)	(133,612)	—	—
Exercise of stock options	—	—	2,107	(173,725)	—
Vesting of restricted stock units (1)	—	—	—	(88,683)	—
Vesting of performance share units (1)	—	—	—	(29,015)	—
Cancellation of restricted shares	—	—	—	444	—
Balance at May 31, 2019	185,873,845	28,322,364	1,018,119	18,636,987	5,005,800
Share repurchases	—	—	—	265,593	—
Conversion of shares	6,267	(543)	(5,724)	—	—
Exercise of stock options	—	—	—	(258,628)	—
Employee stock purchases	—	—	—	(36,840)	—
Vesting of restricted stock units (1)	—	—	—	(2,148)	—
Balance at August 31, 2019	185,880,112	28,321,821	1,012,395	18,604,964	5,005,800
(1)    Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Six Months Ended August 31,
2020
Restricted Stock Units	37,506	187	37,693
Performance Share Units	9,433	—	9,433

2019
Restricted Stock Units	48,562	1,176	49,738
Performance Share Units	17,439	—	17,439

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2018 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2018 Authorization have become treasury shares.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
As of August 31, 2020, total shares repurchased under the 2018 Authorizations are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$1,045.9	4,897,605

12.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the six months and three months ended August 31, 2020, net income (loss) per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the six months and three months ended August 31, 2020, net income (loss) per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock. For the six months and three months ended August 31, 2019, net income (loss) per common share – diluted for Class A Common Stock and Class B Convertible Common Stock have been computed using the two-class method. The computation of basic and diluted net income (loss) per common share is as follows:

	For the Six Months Ended
	August 31, 2020		August 31, 2019
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$297.3	$36.9	$(684.1)	$(86.5)
Conversion of Class B common shares into Class A common shares	36.9	—	—	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	—
Net income (loss) attributable to CBI allocated – diluted	$334.2	$36.9	$(684.1)	$(86.5)

Weighted average common shares outstanding – basic	169.841	23.289	168.215	23.316
Conversion of Class B common shares into Class A common shares (1)	23.289	—	—	—
Stock-based awards, primarily stock options (1)	1.832	—	—	—
Weighted average common shares outstanding – diluted	194.962	23.289	168.215	23.316

Net income (loss) per common share attributable to CBI – basic	$1.74	$1.58	$(4.08)	$(3.71)
Net income (loss) per common share attributable to CBI – diluted	$1.71	$1.58	$(4.08)	$(3.71)

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 27

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Three Months Ended
	August 31, 2020		August 31, 2019
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$455.5	$56.6	$(466.4)	$(58.8)
Conversion of Class B common shares into Class A common shares	56.6	—	—	—
Effect of stock-based awards on allocated net income (loss)	—	(0.4)	—	—
Net income (loss) attributable to CBI allocated – diluted	$512.1	$56.2	$(466.4)	$(58.8)

Weighted average common shares outstanding – basic	170.078	23.284	168.310	23.316
Conversion of Class B common shares into Class A common shares (1)	23.284	—	—	—
Stock-based awards, primarily stock options (1)	1.780	—	—	—
Weighted average common shares outstanding – diluted	195.142	23.284	168.310	23.316

Net income (loss) per common share attributable to CBI – basic	$2.68	$2.43	$(2.77)	$(2.52)
Net income (loss) per common share attributable to CBI – diluted	$2.62	$2.42	$(2.77)	$(2.52)

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive:

		For the Six Months Ended	For the Three Months Ended
		August 31, 2019	August 31, 2019
	(in millions)
	Class B Convertible Common Stock	23.317	23.316
	Stock-based awards, primarily stock options	3.368	3.305

13.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, net unrealized gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2020
Net income (loss) attributable to CBI			$334.2
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(449.0)	$—	(449.0)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(449.0)	—	(449.0)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(163.4)	3.2	(160.2)
Reclassification adjustments	28.0	(1.9)	26.1
Net gain (loss) recognized in other comprehensive income (loss)	(135.4)	1.3	(134.1)

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 28

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.2)	—	(0.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	—	(0.2)
Share of OCI of equity method investments
Net gain (loss)	34.7	(0.6)	34.1
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	34.7	(0.6)	34.1
Other comprehensive income (loss) attributable to CBI	$(549.9)	$0.7	(549.2)
Comprehensive income (loss) attributable to CBI			$(215.0)

For the Six Months Ended August 31, 2019
Net income (loss) attributable to CBI			$(770.6)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(58.2)	$—	(58.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(58.2)	—	(58.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(38.4)	3.8	(34.6)
Reclassification adjustments	(6.0)	(0.6)	(6.6)
Net gain (loss) recognized in other comprehensive income (loss)	(44.4)	3.2	(41.2)
Pension/postretirement adjustments:
Net actuarial gain (loss)	—	—	—
Reclassification adjustments	0.1	—	0.1
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1
Share of OCI of equity method investments
Net gain (loss)	(30.6)	7.2	(23.4)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(30.6)	7.2	(23.4)
Other comprehensive income (loss) attributable to CBI	$(133.1)	$10.4	(122.7)
Comprehensive income (loss) attributable to CBI			$(893.3)

For the Three Months Ended August 31, 2020
Net income (loss) attributable to CBI			$512.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$170.9	$—	170.9
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	170.9	—	170.9
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	37.1	(2.1)	35.0
Reclassification adjustments	20.3	(1.4)	18.9
Net gain (loss) recognized in other comprehensive income (loss)	57.4	(3.5)	53.9
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.7)	0.2	(0.5)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.7)	0.2	(0.5)

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 29

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments
Net gain (loss)	(17.8)	0.4	(17.4)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(17.8)	0.4	(17.4)
Other comprehensive income (loss) attributable to CBI	$209.8	$(2.9)	206.9
Comprehensive income (loss) attributable to CBI			$719.0

For the Three Months Ended August 31, 2019
Net income (loss) attributable to CBI			$(525.2)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(76.5)	$—	(76.5)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(76.5)	—	(76.5)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(34.0)	2.1	(31.9)
Reclassification adjustments	(3.7)	—	(3.7)
Net gain (loss) recognized in other comprehensive income (loss)	(37.7)	2.1	(35.6)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.1)	—	(0.1)
Reclassification adjustments	0.1	—	0.1
Net gain (loss) recognized in other comprehensive income (loss)	—	—	—
Share of OCI of equity method investments
Net gain (loss)	(11.8)	2.8	(9.0)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(11.8)	2.8	(9.0)
Other comprehensive income (loss) attributable to CBI	$(126.0)	$4.9	(121.1)
Comprehensive income (loss) attributable to CBI			$(646.3)

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 29, 2020	$(345.7)	$62.5	$(2.6)	$19.5	$(266.3)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(449.0)	(160.2)	(0.2)	34.1	(575.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	26.1	—	—	26.1
Other comprehensive income (loss)	(449.0)	(134.1)	(0.2)	34.1	(549.2)
Balance, August 31, 2020	$(794.7)	$(71.6)	$(2.8)	$53.6	$(815.5)

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 30

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2020	2019	2020	2019
(in millions)
Cost of product sold
Strategic business development costs	$(25.1)	$(62.5)	$(0.8)	$(18.0)
Net gain (loss) on undesignated commodity derivative contracts	(9.4)	(26.8)	17.4	(10.9)
COVID-19 incremental costs	(5.5)	—	(0.9)	—
Flow through of inventory step-up	(0.1)	(1.2)	(0.1)	(0.8)
Settlements of undesignated commodity derivative contracts	23.6	5.2	13.2	3.4
Accelerated depreciation	—	(5.3)	—	(1.8)
Recovery of (loss on) inventory write-down	—	8.6	—	8.6
Total cost of product sold	(16.5)	(82.0)	28.8	(19.5)

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 31

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2020	2019	2020	2019

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(8.9)	(23.1)	(5.8)	0.5
Net gain (loss) on foreign currency derivative contracts	(8.0)	—	—	—
COVID-19 incremental costs	(4.6)	—	1.9	—
Transaction, integration, and other acquisition-related costs	(3.9)	(5.5)	(3.1)	(3.2)
Impairment of intangible assets	—	(11.0)	—	(11.0)
Other gains (losses) (1)	4.5	1.1	(2.9)	(12.3)
Total selling, general, and administrative expenses	(20.9)	(38.5)	(9.9)	(26.0)

Impairment of assets held for sale	(3.0)	(27.0)	22.0	(27.0)

Comparable Adjustments, Operating income (loss)	$(40.4)	$(147.5)	$40.9	$(72.5)

(1)	Includes the following:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2020	2019	2020	2019
	Gain on vineyard sale	$8.8	$—	$—	$—
	Gain (loss) on Black Velvet Divestiture	$(3.6)	$—	$(3.0)	$—
	Increase in our ownership interest in Nelson’s Green Brier	$—	$11.8	$—	$11.8
	(Increase) in estimated fair value of a contingent liability associated with a prior period acquisition	$—	$(11.4)	$—	$(13.3)

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

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2020	2019	2020	2019
(in millions)
Beer
Net sales	$3,020.0	$3,117.8	$1,635.9	$1,640.4
Segment operating income (loss)	$1,273.5	$1,265.9	$695.7	$685.3
Capital expenditures	$198.5	$272.8	$90.2	$170.7
Depreciation and amortization	$92.9	$106.2	$48.6	$51.9

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 32

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2020	2019	2020	2019
(in millions)
Wine and Spirits
Net sales:
Wine	$1,044.5	$1,146.1	$544.9	$611.1
Spirits	159.3	177.3	79.6	92.5
Net sales	$1,203.8	$1,323.4	$624.5	$703.6
Segment operating income (loss)	$325.5	$321.2	$161.5	$160.4
Income (loss) from unconsolidated investments	$1.1	$3.0	$(2.4)	$(1.0)
Equity method investments (1)	$119.2	$76.8	$119.2	$76.8
Capital expenditures	$37.4	$43.1	$27.9	$16.2
Depreciation and amortization	$45.3	$50.0	$22.8	$25.0

Corporate Operations and Other
Segment operating income (loss)	$(109.9)	$(97.4)	$(59.4)	$(53.7)
Income (loss) from unconsolidated investments	$0.5	$(1.3)	$0.3	$(0.2)
Equity method investments	$99.6	$81.0	$99.6	$81.0
Capital expenditures	$41.9	$39.3	$15.5	$12.6
Depreciation and amortization	$7.2	$10.5	$1.6	$5.2

Canopy
Net sales	$160.0	$138.4	$79.7	$67.7
Segment operating income (loss)	$(857.6)	$(330.5)	$(124.4)	$(160.5)
Capital expenditures	$114.4	$270.6	$44.4	$158.4
Depreciation and amortization	$54.6	$35.0	$24.5	$17.4

Consolidation and Eliminations
Net sales	$(160.0)	$(138.4)	$(79.7)	$(67.7)
Operating income (loss)	$857.6	$330.5	$124.4	$160.5
Income (loss) from unconsolidated investments	$(65.8)	$(109.1)	$(34.1)	$(54.7)
Equity method investments	$2,713.1	$2,846.0	$2,713.1	$2,846.0
Capital expenditures	$(114.4)	$(270.6)	$(44.4)	$(158.4)
Depreciation and amortization	$(54.6)	$(35.0)	$(24.5)	$(17.4)

Comparable Adjustments
Operating income (loss)	$(40.4)	$(147.5)	$40.9	$(72.5)
Income (loss) from unconsolidated investments	$(587.7)	$(2,147.9)	$(44.5)	$(1,268.8)
Depreciation and amortization	$—	$5.3	$—	$1.8

Consolidated
Net sales	$4,223.8	$4,441.2	$2,260.4	$2,344.0
Operating income (loss)	$1,448.7	$1,342.2	$838.7	$719.5
Income (loss) from unconsolidated investments (2)	$(651.9)	$(2,255.3)	$(80.7)	$(1,324.7)
Equity method investments (1)	$2,931.9	$3,003.8	$2,931.9	$3,003.8
Capital expenditures	$277.8	$355.2	$133.6	$199.5
Depreciation and amortization	$145.4	$172.0	$73.0	$83.9

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 33

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(1)	Equity method investments balance at August 31, 2020, and August 31, 2019, exclude amounts reclassified to assets held for sale.
(2)	Income (loss) from unconsolidated investments consists of:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2020	2019	2020	2019
	(in millions)
	Unrealized net gain (loss) on securities measured at fair value	$(244.9)	$(1,666.6)	$(47.6)	$(839.1)
	Equity in earnings (losses) from Canopy and related activities	(408.6)	(590.4)	(31.0)	(484.4)
	Equity in earnings (losses) from other equity method investees	1.6	1.8	(2.1)	(1.2)
	Net gain (loss) on sale of unconsolidated investment	—	(0.1)	—	—
		$(651.9)	$(2,255.3)	$(80.7)	$(1,324.7)

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
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

•Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended August 31, 2020 (“Second Quarter 2021”), and August 31, 2019 (“Second Quarter 2020”), and the six months ended August 31, 2020 (“Six Months 2021”), and August 31, 2019 (“Six Months 2020”). In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
STRATEGY

Our overall strategy is to drive industry-leading growth, build unrivaled shareholder value, and shape the future of our industry by building brands that people love. We believe sharing a toast, unwinding after a day, celebrating milestones, and helping people connect, is Worth Reaching For. We position our portfolio to benefit from the consumer-led trend towards premiumization, which we believe will continue to result in faster growth rates in the higher-end of the beer, wine, and spirits categories. We focus on developing our expertise in consumer insights and category management, as well as our strong distributor network, which provides an effective route-to-market. Additionally, we leverage our scale across the total beverage alcohol market and our level of diversification hedges our portfolio risk. In addition to growing our existing business, we focus on targeted acquisitions of, and investments in, businesses that are higher-margin, higher-growth, consumer-led, have a low integration risk, and/or fill a gap in our portfolio. We also strive to identify, meet, and stay ahead of evolving consumer trends and market dynamics. See “Investments, acquisitions, and divestitures” below.

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

In connection with our business strategy for the Beer segment, we have more than tripled the production capacity of our brewery located in Nava, Coahuila, Mexico (the “Nava Brewery”) since its June 2013 acquisition. Additionally, we are continuing to invest to expand our brewery operations in Obregon, Sonora, Mexico (the “Obregon Brewery”), where expansion is expected to be completed by the end of Fiscal 2021, although further COVID-19 containment measures may alter that timeline. At this time, we have paused all Mexicali Brewery construction activities, following a negative result from a public consultation held in Mexico, see “Capital expenditures” below. Expansion, construction, and optimization efforts in Mexico continue to align with our anticipated future growth expectations.

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
revenue and profitability, and generally hold strong positions in their respective price categories. These brands and/or portfolio of brands include:

Wine Brands			Wine Portfolio of Brands	Spirits Brands
● 7 Moons	● Drylands	● SIMI	● Charles Smith	● Casa Noble
● Auros	● Kim Crawford	● Spoken Barrel	● Prisoner	● High West
● Champagne Palmer & Co	● Meiomi		● Robert Mondavi	● Mi CAMPO
● Cooper & Thief	● Mount Veeder		● Schrader	● Nelson’s Green Brier
● Crafters Union	● Nobilo (1)			● SVEDKA
● Cuvée Sauvage	● Ruffino			● The Real McCoy
(1)See “Business transformation - Wine and Spirits Transactions” below.
We focus our innovation and investment dollars on those brands within our portfolio which position us to benefit from the consumer-led trend towards premiumization. Additionally, in connection with the Wine and Spirits Transactions, Paul Masson Transaction, and Concentrate Business Transaction, we expect to optimize the value of our wine and spirits portfolio by driving increased focus on our higher-end Power Brands to accelerate growth and improve overall operating margins. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

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

Recent Developments

U.S. West Coast wildfires
In August 2020, significant wildfires broke out in California, Oregon, and Washington states which are affecting the U.S. grape harvest. Currently, none of our facilities have been damaged, however, we may take protective actions including temporarily closing certain facilities. At this time, we expect no material impact to our ability to meet customer demand. We are monitoring the impact of the smoke damage from the wildfires as we progress through our harvest season. Most of our annual grape requirements are satisfied by supply contracts from independent growers which, in many cases, allow for us to reject grapes that do not meet required quality specifications, including from smoke damage. We continue to assess when to use our rights under law and our supply contracts to reject grapes that are damaged from wildfires. We also have insurance coverage that partially covers losses for grapes in our own vineyards. However, we expect that decreased production levels at certain facilities will result in unfavorable fixed cost absorption of approximately $25 million to $35 million during the

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
third quarter of fiscal 2021 and an additional estimated $10 million to $15 million during the fourth quarter of fiscal 2021 which will be recognized in cost of product sold within our consolidated results of operations rather than capitalized in inventories.

COVID-19

We have an existing Crisis Management Committee that since January 2020 has been closely monitoring the impact of the virus that causes COVID-19, on our Company and our workforce. In March 2020, the World Health Organization (“WHO”) recognized COVID-19 as a pandemic. COVID-19 has severely restricted the level of economic activity around the world. In response to COVID-19, the governments of many countries, states, cities, and other geographic regions took preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes. Temporary closures of businesses were ordered, and numerous other businesses temporarily closed voluntarily. Further, individuals' ability to travel was curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. In the key markets where we sell our products, the beverage alcohol industry has been classified as an essential business.

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

COVID-19 containment measures have affected us primarily in the reduction of (i) depletion volume on our products in the on-premise business due to bar and restaurant closures and (ii) shipment volume related to the reduced production activity at our major breweries in Mexico. The on-premise business has historically been about 10% to 15% of our depletion volume for beer, wine, and spirits. Various U.S. states are in the process of reopening their economies including bars and restaurants which we expect to begin increasing our on-premise depletion volumes. Additional temporary closures of businesses may occur in the future. The decrease in the on-premise business was partially offset by an increase in off-premise.

Currently, our breweries, wineries, and bottling facilities are open and operational. However, certain select facilities may experience occasional temporary closures due to applicable local conditions. In June 2020, beer production at our major breweries in Mexico returned to normal levels. The impacts from the COVID-19 related slowdown of beer production in Mexico extended into the second quarter of fiscal 2021. We have recently begun reopening our hospitality, tasting rooms, retail, restaurants, and other non-essential public facilities. Our supply chains and distribution channels have not been materially impacted and we are working to rebuild our supply of products to meet forecasted demand. As a result of decreased production levels, we are closely monitoring distributor inventory to optimize stock levels. Product inventories are expected to return to more normal levels by the end of the third quarter of fiscal 2021.

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents
Investments, acquisitions, and divestitures

Canopy segment
Canopy investments
In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million, which increased our ownership interest in Canopy to 38.6%.

We expect the value of the Canopy investments accounted for at fair value to be volatile in future periods. Unrealized net gain (loss) from the changes in fair value of our Canopy investments accounted for at fair value in income (loss) from unconsolidated investments, are as follows:

Date of Investment	Investment	Second Quarter 2021	Second Quarter 2020	Six Months 2021	Six Months 2020
(in millions)
Nov 2017	Warrants (1)	$—	$(316.7)	$(61.8)	$(450.8)
Jun 2018	Convertible debt securities	10.0	(48.8)	(2.5)	(81.4)
Nov 2018	Warrants (2)	(57.6)	(473.6)	(180.6)	(1,134.4)
		$(47.6)	$(839.1)	$(244.9)	$(1,666.6)
(1)For additional information on the May 2020 Canopy Investment, refer to Note 8 of the Financial Statements.
(2)In June 2019, the Canopy Shareholders approved the modification of the terms of the November 2018 Canopy Warrants. For additional information refer to Note 8 of the Financial Statements. Second Quarter 2020 and Six Months 2020 includes a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.

We expect Canopy’s earnings to be volatile in future periods. We evaluated the Canopy Equity Method Investment as of August 31, 2020, and determined that there was not an other-than-temporary-impairment. Equity in earnings (losses) and related activities for our Canopy Equity Method Investment are recognized on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods (i) April through June 2020, in our Second Quarter 2021 results, (ii) April through June 2019, in our Second Quarter 2020 results, (iii) January through June 2020, in our Six Months 2021 results, and (iv) January through June 2019, in our Six Months 2020 results.

As of August 31, 2020, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Financial Instrument would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If we exercised all of our November 2018 Canopy Warrants, expiring November 1, 2023, and November 1, 2026, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would be expected to increase to greater than 50%. In connection with the Acreage Transaction, Canopy and Acreage have entered into the Acreage Financial Instrument, which would require the issuance of Canopy shares. If Canopy exercised the Acreage Financial Instrument, under existing terms prior to the modification, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would decrease and no longer be expected to be greater than 50%.

As previously noted, these investments are consistent with our long-term strategy to identify, meet, and stay ahead of evolving consumer trends and market dynamics, and they represent a significant expansion of our strategic relationship to position Canopy as a global leader in cannabis production, branding, intellectual property, and retailing.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
Beer segment
Ballast Point Divestiture
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

Wine and Spirits segment
Empathy Wines acquisition
In June 2020, we acquired Empathy Wines, which primarily included the acquisition of goodwill, trademarks, and inventory, plus an earn-out over five years based on performance. This acquisition, which included a digitally-native wine brand, strengthened our position in the direct-to-consumer and eCommerce markets. The results of operations of Empathy Wines are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Booker Vineyard investment
In April 2020, we invested in Booker Vineyard, a super-luxury, direct-to-consumer focused wine business that is accounted for under the equity method. We recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment.

Black Velvet Divestiture
In November 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory at a transaction value of $266.3 million. Accordingly, our consolidated results of operations include the results of operations of our Canadian whisky business through the date of divestiture. We received cash proceeds of $269.7 million, subject to payment of final working capital adjustments. This divestiture is consistent with our strategic focus on higher-margin, higher-growth brands. We recognized a net gain of $70.5 million on the sale of the business primarily in the third quarter of fiscal 2020.

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

In December 2019, we agreed to revise and supersede the Original Wine and Spirits Transaction. The revisions to the transaction address competitive concerns raised by the FTC specifically related to the sparkling wine, brandy, dessert wine, and concentrate categories. As a result, the brands Cook’s California Champagne, J. Roget American Champagne, Paul Masson Grande Amber Brandy, and our concentrate business will be excluded from the Original Wine and Spirits Transaction. In May 2020, we further revised the Original Wine and Spirits Transaction to also exclude the Mission Bell Winery in Madera, California and certain related real estate, equipment, contracts, and employees, resulting in an adjusted base transaction price of approximately $783 million, subject to purchase price and closing adjustments, with the potential to earn an incremental $250 million of contingent consideration if certain brand performance provisions are met over a two-year period after closing. The Further Revised Wine and Spirits Transaction is expected to close by the end of third quarter of fiscal 2021 and

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents
is subject to FTC review and clearance. Additionally, in a separate, but related, transaction we entered into a definitive agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets for a base transaction price of $130 million, subject to purchase price and closing adjustments, to Gallo. The Nobilo Wine Transaction is expected to close by the end of third quarter of fiscal 2021 and is subject to FTC review and clearance. Completion of the Nobilo Transaction is also conditioned on completion of the Further Revised Wine and Spirits Transaction. We expect to use the net cash proceeds from the Wine and Spirits Transactions primarily to reduce outstanding borrowings. The Wine and Spirits Transactions are consistent with our strategic focus on higher-margin, higher-growth brands.

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

Paul Masson Transaction
In June 2020, we entered into the Paul Masson Transaction. The Paul Masson Transaction is subject to FTC review and clearance, and is expected to close by the end of third quarter of fiscal 2021. We expect to use the net cash proceeds from the Paul Masson Transaction primarily to reduce outstanding borrowings.

Concentrate Business Transaction
In June 2020, we entered into the Concentrate Business Transaction. The Concentrate Business Transaction is subject to FTC review and clearance, and is expected to close by the end of third quarter of fiscal 2021.

Primarily in connection with the Wine and Spirits Transactions, the Paul Masson Transaction, and the Concentrate Business Transaction, we have wine and spirits net assets of $982.1 million that met the held for sale criteria as of August 31, 2020.

Selected financial information included in our results of operations for the portion of the business that we expect will no longer be part of our consolidated results after the closing of the Wine and Spirits Transactions, the Paul Masson Transaction, and the Concentrate Business Transaction is as follows:

	Net Sales	Gross Profit	Marketing (1)
(in millions)
Second Quarter 2021
Wine and Spirits segment results	$181	$71	$4

Six Months 2021
Wine and Spirits segment results	$368	$149	$5
(1)Included in selling, general, and administrative expenses within our consolidated results of operations.

For additional information on these recent developments, investments, acquisitions, and divestitures, and business transformation updates refer to Notes 3, 5, and 8 of the Financial Statements.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

References to organic throughout the following discussion exclude the impact of divested brand activity in connection with the Ballast Point Divestiture (beer), and Black Velvet Divestiture (wine and spirits), as appropriate.

For Second Quarter 2021 compared with Second Quarter 2020:

•Our results of operations benefited from (i) the decrease in unrealized net loss from the changes in fair value of our investments in Canopy in Second Quarter 2021 as compared with Second Quarter 2020 and (ii) decreased equity in losses from Canopy’s results in operations, partially offset by COVID-19 containment measures affecting on-premise sales and reduced production activity in June 2020 at our major breweries in Mexico.

•Net sales decreased 4% due to (i) Wine and Spirits net sales led by branded volume decline largely from brands to be divested and (ii) a decrease in Beer net sales driven predominantly by the Ballast Point Divestiture and volume decline largely from COVID-19 containment measures, partially offset by favorable impact from pricing within both the Beer and Wine and Spirits segments.

•Operating income increased 17% largely due to charges recognized for Second Quarter 2020 in connection with our business transformation strategy within the Wine and Spirits segment, including an impairment of long-lived assets held for sale.

•Net income attributable to CBI and diluted net income per common share attributable to CBI increased largely from the decrease in loss from unconsolidated investments related to our investments in Canopy.

For Six Months 2021 compared with Six Months 2020:

•Our results of operations benefited from (i) the decrease in unrealized net loss from the changes in fair value of our investments in Canopy in Six Months 2021 as compared with Six Months 2020 and (ii) decreased equity in losses from Canopy’s results of operations, partially offset by COVID-19 containment measures affecting on-premise sales and reduced production activity for a portion of Six Months 2021 at our major breweries in Mexico.

•Net sales decreased 5% due to (i) Wine and Spirits net sales led by branded volume decline largely from brands to be divested and the Black Velvet Divestiture, and (ii) a decrease in Beer net sales driven predominantly by volume decline largely from COVID-19 containment measures and the Ballast Point Divestiture, partially offset by favorable impact from pricing and product mix shift within both the Beer and Wine and Spirits segments.

•Operating income increased 8% largely due to charges recognized for Six Months 2020 in connection with our business transformation strategy within the Wine and Spirits segment, including an impairment of long-lived assets held for sale.

•Net income attributable to CBI and diluted net income per common share attributable to CBI increased largely from the decrease in loss from unconsolidated investments related to our investments in Canopy.

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents
As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Second Quarter 2021	Second Quarter 2020	Six Months 2021	Six Months 2020
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$17.4	$(10.9)	$(9.4)	$(26.8)
Settlements of undesignated commodity derivative contracts	13.2	3.4	23.6	5.2
COVID-19 incremental costs	(0.9)	—	(5.5)	—
Strategic business development costs	(0.8)	(18.0)	(25.1)	(62.5)
Flow through of inventory step-up	(0.1)	(0.8)	(0.1)	(1.2)
Recovery of (loss on) inventory write-down	—	8.6	—	8.6
Accelerated depreciation	—	(1.8)	—	(5.3)
Total cost of product sold	28.8	(19.5)	(16.5)	(82.0)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(5.8)	0.5	(8.9)	(23.1)
Transaction, integration, and other acquisition-related costs	(3.1)	(3.2)	(3.9)	(5.5)
COVID-19 incremental costs	1.9	—	(4.6)	—
Net gain (loss) on foreign currency derivative contracts	—	—	(8.0)	—
Impairment of intangible assets	—	(11.0)	—	(11.0)
Other gains (losses)	(2.9)	(12.3)	4.5	1.1
Total selling, general, and administrative expenses	(9.9)	(26.0)	(20.9)	(38.5)

Impairment of assets held for sale	22.0	(27.0)	(3.0)	(27.0)
Comparable Adjustments, Operating income (loss)	$40.9	$(72.5)	$(40.4)	$(147.5)

Income (loss) from unconsolidated investments	$(44.5)	$(1,268.8)	$(587.7)	$(2,147.9)

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

COVID-19 incremental costs
We recognized costs for incremental wages and hazard payments to employees, purchases of personal protective equipment, more frequent and thorough cleaning and sanitization of our facilities, and costs associated with the unused beer keg reimbursement program with distributors.

Strategic business development costs
We recognized costs primarily in connection with losses on write-downs of excess inventory and contract terminations resulting from our ongoing efforts to optimize our portfolio, gain efficiencies, and reduce our cost structure within the Wine and Spirits segment.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents

Recovery of (loss on) inventory write-down
Reimbursement from our insurance carriers for losses recognized on the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires.

Accelerated depreciation
We recognized accelerated depreciation for certain assets primarily in connection with the multi-year implementation of a new global enterprise resource planning (“ERP”) system which is intended to replace our existing operating and financial systems.

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

Impairment of intangible assets
We recorded trademark impairment losses related to our Beer segment’s Ballast Point craft beer trademark asset. For additional information, refer to Note 5 of the Financial Statements.

Other gains (losses)
We recognized other gains (losses) primarily in connection with (i) loss in connection with working capital adjustments on the sale of the Black Velvet Canadian Whisky business (Second Quarter 2021, Six Months 2021), (ii) a gain recognized on the sale of a vineyard (Six Months 2021), (iii) an increase in estimated fair value of a contingent liability associated with a prior period acquisition (Second Quarter 2020, Six Months 2020), and (iv) and a gain on the remeasurement of our previously held equity interest in Nelson’s Green Brier to the acquisition-date fair value (Six Months 2020).

Impairment of assets held for sale
We recognized an impairment of long-lived assets held for sale in connection with the Wine and Spirits Transactions and the Concentrate Business Transaction. For additional information, refer to Note 5 of the Financial Statements.

Income (loss) from unconsolidated investments
We recognized an unrealized gain (loss) primarily from (i) the changes in fair value of our securities measured at fair value, (ii) equity in earnings (losses) from Canopy’s results of operations, (iii) equity losses from Canopy related to costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand (Six Months 2021), and (iv) the increase in fair value resulting from the June 2019 modification of the terms of the November 2018 Canopy Warrants (Second Quarter 2020, Six Months 2020). For additional information, refer to Notes 5 and 8 of the Financial Statements.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
SECOND QUARTER 2021 COMPARED TO SECOND QUARTER 2020

Net sales

	Second Quarter 2021	Second Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$1,635.9	$1,640.4	$(4.5)	—%
Wine and Spirits:
Wine	544.9	611.1	(66.2)	(11%)
Spirits	79.6	92.5	(12.9)	(14%)
Total Wine and Spirits	624.5	703.6	(79.1)	(11%)
Canopy	79.7	67.7	12.0	18%
Consolidation and Eliminations	(79.7)	(67.7)	(12.0)	(18%)
Consolidated net sales	$2,260.4	$2,344.0	$(83.6)	(4%)

Beer segment	Second Quarter 2021	Second Quarter 2020	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,635.9	$1,640.4	$(4.5)	—%

Shipment volume
Total	90.4	91.9		(1.6%)
Organic (1)	90.4	91.2		(0.9%)

Depletion volume (1) (2)				4.7%
(1)Includes an adjustment to remove volume associated with the Ballast Point Divestiture for the period June 1, 2019, through August 31, 2019.
(2)Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

Beer net sales remained relatively flat as $24.7 million from the Ballast Point Divestiture and $15.8 million of volume decline within our Mexican beer portfolio, was partially offset by a $31.0 million favorable impact from pricing in select markets within our Mexican beer portfolio. The volume decline resulted from COVID-19 containment measures negatively affecting production activity in June 2020 at our major breweries in Mexico which led to lower inventory in our distribution channels. The depletion volume trend outpaced the shipment volume trend for Second Quarter 2021, driven by the reduced production activity. During the third quarter of fiscal 2021, we expect shipment volume will outpace depletion volume as we replenish distribution channels.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents

Wine and Spirits segment	Second Quarter 2021	Second Quarter 2020	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$624.5	$703.6	$(79.1)	(11%)

Shipment volume
Total	11.6	14.4		(19.4%)
Organic (3)	11.6	13.9		(16.5%)

U.S. Domestic	10.7	13.5		(20.7%)
Organic U.S. Domestic (3)	10.7	12.9		(17.1%)

U.S. Domestic Power Brands	5.7	6.3		(9.5%)

Depletion volume (2)
U.S. Domestic (3)				(3.3%)
U.S. Domestic Power Brands				(0.6%)
(3)Includes an adjustment to remove volume associated with the Black Velvet Divestiture for the period June 1, 2019, through August 31, 2019.

The decrease in Wine and Spirits net sales is primarily due to a $102.2 million decline in branded wine and spirits volume, driven by the brands to be divested, and $19.3 million from the Black Velvet Divestiture, partially offset by $24.6 million increase from favorable product mix shift and $12.1 million from favorable pricing. The Wine and Spirits Second Quarter 2021 results have been negatively impacted by (i) on-premise and retail tasting room closures as a result of COVID-19 containment measures and (ii) transition activities with distributors who are repositioning for ownership of brands upon closing the Wine and Spirits Transactions, partially offset by an increase in off-premise. During Fiscal 2021, as these transition activities with distributors continue to occur, we do not expect shipment volume to be aligned with depletion volume.

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
Gross profit

	Second Quarter 2021	Second Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$910.5	$913.3	$(2.8)	—%
Wine and Spirits	276.5	292.1	(15.6)	(5%)
Canopy	4.7	9.8	(5.1)	(52%)
Consolidation and Eliminations	(4.7)	(9.8)	5.1	52%
Comparable Adjustments	28.8	(19.5)	48.3	NM
Consolidated gross profit	$1,215.8	$1,185.9	$29.9	3%

NM = Not Meaningful

Beer remained flat largely due to $13.1 million of higher cost of product sold, $8.9 million of volume decline, $4.4 million of unfavorable product mix shift, and a decrease of $4.1 million in gross profit due to the Ballast Point Divestiture, being offset by $31.0 million of favorable impact from pricing. The higher cost of product sold is largely related to COVID-19 containment measures and increased focus on the production of our fastest moving products and packaging sizes to meet forecasted demand. This drove a $13.7 million increase in operational costs primarily consisting of unfavorable fixed cost absorption and higher material costs, including glass, pallets, and cartons.

The decrease in Wine and Spirits is largely due to $41.1 million of decline in branded wine and spirits volume, driven by the brands to be divested, a decrease of $8.7 million in gross profit due to the Black Velvet Divestiture, and $8.3 million higher cost of product sold, partially offset by $23.7 million of favorable product mix shift, $12.1 million from favorable pricing, and $5.8 million driven by lower promotions. Higher cost of product sold was largely attributable to increased packaging costs, including glass and labels, partially offset by lower grape raw material costs.

Gross profit as a percent of net sales increased to 53.8% for Second Quarter 2021 compared with 50.6% for Second Quarter 2020. This was largely due to (i) a favorable change of approximately 215 basis points in Comparable Adjustments, (ii) a favorable impact from Beer pricing in select markets, which contributed approximately 70 basis points of rate growth, (iii) favorable impact from Wine and Spirits product mix shift, which resulted in approximately 50 basis points of rate growth, and (iv) approximately 50 basis points of rate growth from volume within the Wine and Spirits segment as the decline in Wine and Spirits net sales exceeded the decline in Wine and Spirits gross profit, partially offset by approximately 60 basis points of rate decline from cost of product sold within the Beer segment.

Selling, general, and administrative expenses

	Second Quarter 2021	Second Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$214.8	$228.0	$(13.2)	(6%)
Wine and Spirits	115.0	131.7	(16.7)	(13%)
Corporate Operations and Other	59.4	53.7	5.7	11%
Canopy	129.1	170.3	(41.2)	(24%)
Consolidation and Eliminations	(129.1)	(170.3)	41.2	24%
Comparable Adjustments	9.9	26.0	(16.1)	(62%)
Consolidated selling, general, and administrative expenses	$399.1	$439.4	$(40.3)	(9%)

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents

The decrease in Beer is primarily due to a decrease of $12.3 million in marketing spend that was largely driven by decreased advertising resulting from COVID-19 related event cancellations. Many of our planned investments to support the growth of our Mexican beer portfolio through media and event sponsorships were suspended or canceled in Second Quarter 2021. We expect marketing spend will range from 9% to 10% of net sales for Fiscal 2021, and will exceed those targeted assumptions during the third quarter of fiscal 2021 with the return of sporting events and our focus on media and event sponsorships.

The decrease in Wine and Spirits is primarily due to a decrease of $16.7 million in marketing spend that was largely driven by decreased advertising resulting from COVID-19 related event cancellations. Many of our planned investments to support the growth of our Power Brands through media and event sponsorships were suspended or canceled in Second Quarter 2021. We expect marketing spend will range from 10% to 11% of net sales for Fiscal 2021, and will exceed those targeted assumptions during the third quarter of fiscal 2021 as we are committed to support our brands as sponsorship events return.

The increase in Corporate Operations and Other is largely due to approximately an $8 million increase in compensation and benefits, partially offset by approximately $2 million of favorable impact from reduced travel driven by COVID-19 containment measures.

Selling, general, and administrative expenses as a percent of net sales decreased to 17.7% for Second Quarter 2021 as compared with 18.7% for Second Quarter 2020. The decrease is driven largely by (i) a favorable change of approximately 70 basis points in Comparable Adjustments and (ii) a reduction in Beer selling, general, and administrative expenses, largely related to decreased marketing spend, which results in 55 basis points of rate decline.

Operating income (loss)

	Second Quarter 2021	Second Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$695.7	$685.3	$10.4	2%
Wine and Spirits	161.5	160.4	1.1	1%
Corporate Operations and Other	(59.4)	(53.7)	(5.7)	(11%)
Canopy	(124.4)	(160.5)	36.1	22%
Consolidation and Eliminations	124.4	160.5	(36.1)	(22%)
Comparable Adjustments	40.9	(72.5)	113.4	NM
Consolidated operating income (loss)	$838.7	$719.5	$119.2	17%

The increase in Beer is primarily attributable to the favorable pricing impact and reduced marketing spend, partially offset by the higher cost of product sold, net sales decline, and the Ballast Point Divestiture.

Wine and Spirits remained flat largely driven by the favorable product mix shift, decreased marketing spend, and favorable pricing impact, partially offset by the decline in branded wine and spirits volume, the Black Velvet Divestiture, and higher cost of product sold.

As previously discussed, the Corporate Operations and Other increase in operating loss is due to increased compensation and benefits, partially offset by a favorable impact from reduced travel.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 48

MD&A	Table of Contents
Income (loss) from unconsolidated investments
General

	Second Quarter 2021	Second Quarter 2020	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value (1)	$(47.6)	$(839.1)	$791.5	94%
Equity in earnings (losses) from Canopy and related activities (2)	(31.0)	(484.4)	453.4	94%
Equity in earnings (losses) from other equity method investees	(2.1)	(1.2)	(0.9)	(75%)
	$(80.7)	$(1,324.7)	$1,244.0	94%
(1) Second Quarter 2020 includes an unrealized net loss from the changes in fair value of our securities measured at fair value of $2,015.1 million, partially offset by an $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.
(2) Second Quarter 2020 includes our share of Canopy’s additional loss resulting from the June 2019 Warrant Modification of $409.0 million.

Canopy segment
Canopy net sales increased to $79.7 million for Second Quarter 2021 from $67.7 million for Second Quarter 2020. This increase of $12.0 million, or 18% is primarily attributable to an increase in other product offering sales and medical sales, partially offset by a decline in Canadian recreational sales. The increase in other sales resulted from (i) vaporizers sold by Storz & Bickel GmbH & Co. KG, (ii) beauty, skincare, wellness, and sleep product sales from their May 2019 acquisition of This Works Products Limited, and (iii) sales of sports nutrition beverages, mixes, protein, gum, and mints from their October 2019 acquisition of BioSteel. The increase in medical sales largely resulted from their April 2019 acquisition of C3, Europe’s largest cannabinoid-based pharmaceuticals company. Canopy gross profit (loss) decreased to $4.7 million for Second Quarter 2021 from $9.8 million or Second Quarter 2020. This decrease of $5.1 million is primarily driven by higher cost of product sold related to facilities not yet cultivating or producing cannabis or cannabis-related products, or having under-utilized capacity. Canopy selling, general, and administrative expenses decreased $41.2 million primarily from a reduction in stock-based compensation expense. The combination of these factors were the main contributors to the increase in operating income (loss) of $36.1 million.

Interest expense
Interest expense decreased to $100.2 million for Second Quarter 2021 from $111.6 million for Second Quarter 2020. This decrease of $11.4 million or 10% is predominantly due to lower average borrowings of approximately $1.4 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

(Provision for) benefit from income taxes
Our effective tax rate for Second Quarter 2021 was 20.6% of tax expense as compared with 28.1% of tax benefit for Second Quarter 2020. In comparison to prior year, our taxes were negatively impacted primarily by:

•lower net income tax benefits recorded for Second Quarter 2021 as compared with Second Quarter 2020 on the net unrealized loss from the changes in fair value of our investments in Canopy and Canopy equity in earnings (losses), and
•higher effective tax rates from our foreign businesses; partially offset by
•a larger net income tax benefit from stock-based compensation award activity for Second Quarter 2021 from changes in option exercise activity.

For additional information, refer to Note 10 of the Financial Statements.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 49

MD&A	Table of Contents

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $512.1 million for Second Quarter 2021 from $(525.2) million for Second Quarter 2020. This increase in net income (loss) of $1,037.3 million is largely attributable to the decrease in loss from unconsolidated investments, partially offset by the Second Quarter 2021 provision for income taxes as compared with a benefit from income taxes for Second Quarter 2020.

SIX MONTHS 2021 COMPARED TO SIX MONTHS 2020

Net sales

	Six Months 2021	Six Months 2020	Dollar Change	Percent Change
(in millions)
Beer	$3,020.0	$3,117.8	$(97.8)	(3%)
Wine and Spirits:
Wine	1,044.5	1,146.1	(101.6)	(9%)
Spirits	159.3	177.3	(18.0)	(10%)
Total Wine and Spirits	1,203.8	1,323.4	(119.6)	(9%)
Canopy	160.0	138.4	21.6	16%
Consolidation and Eliminations	(160.0)	(138.4)	(21.6)	(16%)
Consolidated net sales	$4,223.8	$4,441.2	$(217.4)	(5%)

Beer segment	Six Months 2021	Six Months 2020	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$3,020.0	$3,117.8	$(97.8)	(3%)

Shipment volume
Total	166.6	174.0		(4%)
Organic (1)	166.6	172.5		(3%)

Depletion volume (1) (2)				5.1%
(1)Includes an adjustment to remove volume associated with the Ballast Point Divestiture for the period March 2, 2019, through August 31, 2019.
(2)Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The decrease in Beer net sales is primarily due to $104.9 million of volume decline within our Mexican beer portfolio, which was impacted by COVID-19 containment measures negatively affecting on-premise sales and production activity for a portion of Six Months 2021 at our major breweries in Mexico, and $53.3 million from the Ballast Point Divestiture. The decline was partially offset by a $49.5 million favorable impact from pricing in select markets within our Mexican beer portfolio. The depletion volume trend outpaced the shipment volume trend for Six Months 2021, driven by the reduced production activity in response to COVID-19 containment measures.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 50

MD&A	Table of Contents

Wine and Spirits segment	Six Months 2021	Six Months 2020	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,203.8	$1,323.4	$(119.6)	(9%)

Shipment volume
Total	22.4	26.8		(16.4%)
Organic (3)	22.4	25.8		(13.2%)

U.S. Domestic	20.6	24.8		(16.9%)
Organic U.S. Domestic (3)	20.6	23.7		(13.1%)

U.S. Domestic Power Brands	10.7	10.8		(0.9%)

Depletion volume (2)
U.S. Domestic (3)				(2.2%)
U.S. Domestic Power Brands				1.8%
(3)Includes an adjustment to remove volume associated with the Black Velvet Divestiture for the period March 1, 2019, through August 31, 2019.

The decrease in Wine and Spirits net sales is primarily due to a $152.3 million decline in branded wine and spirits volume, driven by the brands to be divested, and $38.0 million from the Black Velvet Divestiture, partially offset by $36.1 million increase from favorable product mix shift and $35.3 million from favorable pricing. The Wine and Spirits Six Months 2021 results have been negatively impacted by (i) on-premise and retail tasting room closures as a result of COVID-19 containment measures and (ii) transition activities with distributors who are repositioning for ownership of brands upon closing the Wine and Spirits Transactions, partially offset by an increase in off-premise.

Gross profit

	Six Months 2021	Six Months 2020	Dollar Change	Percent Change
(in millions)
Beer	$1,680.2	$1,732.8	$(52.6)	(3%)
Wine and Spirits	540.4	563.8	(23.4)	(4%)
Canopy	(52.6)	21.1	(73.7)	NM
Consolidation and Eliminations	52.6	(21.1)	73.7	NM
Comparable Adjustments	(16.5)	(82.0)	65.5	80%
Consolidated gross profit	$2,204.1	$2,214.6	$(10.5)	—%

The decrease in Beer is primarily due to $59.2 million of volume decline, $18.0 million of higher cost of product sold, $10.2 million decrease in gross profit due to the Ballast Point Divestiture, and $8.7 million unfavorable product mix shift, partially offset by the $49.5 million favorable impact from pricing. The higher cost of product sold is largely related to COVID-19 containment measures and increased focus on the production of our fastest moving products and packaging sizes to meet forecasted demand. This drove a $24.2 million increase in operational costs primarily consisting of higher material costs, including glass, pallets, and cartons, and unfavorable fixed cost absorption. Unfavorable product mix shift primarily resulted from increased sales of our newly-released Corona Hard Seltzer and increased focus on larger packaging sizes.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 51

MD&A	Table of Contents

The decrease in Wine and Spirits is largely due to $60.8 million of decline in branded wine and spirits volume, driven by the brands to be divested, a decrease of $17.3 million in gross profit due to the Black Velvet Divestiture, and $10.7 million higher cost of product sold, partially offset by the $35.3 million from favorable pricing and $27.5 million of favorable product mix shift. Higher cost of product sold was largely attributable to increased packaging costs, including glass and labels, partially offset by lower grape raw material costs.

Gross profit as a percent of net sales increased to 52.2% for Six Months 2021 compared with 49.9% for Six Months 2020. This was largely due to (i) a favorable change of 155 basis points in Comparable Adjustments, (ii) a favorable impact from both Beer and Wine and Spirits pricing in select markets, which contributed approximately 60 and 40 basis points of rate growth, respectively, (iii) approximately 35 basis points of rate growth from volume within the Wine and Spirits segment as the decline in Wine and Spirits net sales exceeded the decline in Wine and Spirits gross profit, and (iv) 30 basis points of growth from craft beer, primarily resulting from the Ballast Point Divestiture, as the decline in net sales exceeded the decline in gross profit, partially offset by (i) approximately 45 basis points of rate decline from higher cost of product sold within the Beer segment and (ii) a unfavorable product mix shift for the beer segment contributing approximately 40 basis points of rate decline.

Selling, general, and administrative expenses

	Six Months 2021	Six Months 2020	Dollar Change	Percent Change
(in millions)
Beer	$406.7	$466.9	$(60.2)	(13%)
Wine and Spirits	214.9	242.6	(27.7)	(11%)
Corporate Operations and Other	109.9	97.4	12.5	13%
Canopy	805.0	351.6	453.4	129%
Consolidation and Eliminations	(805.0)	(351.6)	(453.4)	(129%)
Comparable Adjustments	20.9	38.5	(17.6)	(46%)
Consolidated selling, general, and administrative expenses	$752.4	$845.4	$(93.0)	(11%)

The decrease in Beer is primarily due to a decrease of $53.5 million in marketing spend that was largely driven by decreased advertising resulting from COVID-19 related event cancellations. Many of our planned investments to support the growth of our Mexican beer portfolio through media and event sponsorships were suspended or canceled in Six Months 2021. The favorable marketing spend as a percentage of net sales recognized in Six Months 2021 is expected to return to targeted assumptions during the remainder of Fiscal 2021.

The decrease in Wine and Spirits is largely due to a decrease of $17.8 million in marketing spend that was largely driven by decreased advertising resulting from COVID-19 related event cancellations and $9.2 million in general and administrative expenses. Many of our planned investments to support the growth of our Power Brands through media and event sponsorships were suspended or canceled in Six Months 2021. The favorable marketing spend as a percentage of net sales recognized in Six Months 2021 is expected to return to targeted assumptions during the remainder of Fiscal 2021. The decrease in general and administrative expenses is driven by certain cost saving initiatives including decreased compensation and benefits.

The increase in Corporate Operations and Other is largely due to approximately a $6 million increase in compensation and benefits and $5 million of unfavorable foreign currency losses.
Selling, general, and administrative expenses as a percent of net sales decreased to 17.8% for Six Months 2021 as compared with 19.0% for Six Months 2020. The decrease is driven largely by (i) Beer selling, general, and administrative expenses, largely related to decreased marketing spend, which results in approximately 100 basis points of rate decline and (ii) a favorable change of approximately 40 basis points in Comparable Adjustments.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 52

MD&A	Table of Contents

Operating income (loss)

	Six Months 2021	Six Months 2020	Dollar Change	Percent Change
(in millions)
Beer	$1,273.5	$1,265.9	$7.6	1%
Wine and Spirits	325.5	321.2	4.3	1%
Corporate Operations and Other	(109.9)	(97.4)	(12.5)	(13%)
Canopy	(857.6)	(330.5)	(527.1)	(159%)
Consolidation and Eliminations	857.6	330.5	527.1	159%
Comparable Adjustments	(40.4)	(147.5)	107.1	73%
Consolidated operating income (loss)	$1,448.7	$1,342.2	$106.5	8%

The increase in Beer is primarily attributable to the decreased marketing spend and favorable pricing impact, partially offset by the net sales decline, higher cost of product sold, and the Ballast Point Divestiture.

The increase in Wine and Spirits was driven largely by the favorable impacts from pricing and product mix shift and decreased marketing spend, partially offset by the decline in branded wine and spirits volume and the Black Velvet Divestiture.

As previously discussed, the Corporate Operations and Other increase in operating loss is due largely to the increase in compensation and benefits and unfavorable foreign currency losses.
Income (loss) from unconsolidated investments
General

	Six Months 2021	Six Months 2020	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value (1)	$(244.9)	$(1,666.6)	$1,421.7	85%
Equity in earnings (losses) from Canopy and related activities (2)	(408.6)	(590.4)	181.8	31%
Equity in earnings (losses) from other equity method investees	1.6	1.8	(0.2)	(11%)
Net gain (loss) on sale of unconsolidated investment	0.0	(0.1)	0.1	NM
	$(651.9)	$(2,255.3)	$1,603.4	71%
(1) Six Months 2020 includes an unrealized net loss from the changes in fair value of our securities measured at fair value of $2,842.6 million, partially offset by an $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.
(2) Six Months 2021 includes $235.4 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand and Six Months 2020 includes our share of Canopy’s additional loss resulting from the June 2019 Warrant Modification of $409.0 million.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 53

MD&A	Table of Contents

Canopy segment
Canopy net sales increased to $160.0 million for Six Months 2021 from $138.4 million for Six Months 2020. This increase of $21.6 million, or 16% is primarily attributable to an increase in other product offering sales and medical sales, partially offset by a decline in Canadian recreational sales. The increase in other sales resulted from (i) vaporizers sold by Storz & Bickel GmbH & Co. KG, (ii) beauty, skincare, wellness, and sleep product sales from their May 2019 acquisition of This Works Products Limited, and (iii) sales of sports nutrition beverages, mixes, protein, gum, and mints from their October 2019 acquisition of BioSteel. The increase in medical sales largely resulted from their April 2019 acquisition of C3. Canopy gross profit (loss) decreased to $(52.6) million for Six Months 2021 from $21.1 million or Six Months 2020. This decrease of $73.7 million is primarily driven by inventory write-downs related to its organizational and strategic review of their business and detailed evaluation of inventory. Canopy selling, general, and administrative expenses increased $453.4 million primarily from their decision to close greenhouse facilities as well as other changes related to its organizational and strategic review of their business. The combination of these factors were the main contributors to the decrease in operating income (loss) of $527.1 million.

Interest expense
Interest expense decreased to $200.2 million for Six Months 2021 from $226.2 million for Six Months 2020. This decrease of $26.0 million, or 11% is predominantly due to lower average borrowings of approximately $1.3 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

(Provision for) benefit from income taxes
Our effective tax rate for Six Months 2021 was 40.7% of tax expense as compared with 33.9% of tax benefit for Six Months 2020. In comparison to prior year, our taxes were negatively impacted primarily by:

•lower net income tax benefits recorded for Six Months 2021 as compared with Six Months 2020 on the net unrealized loss from the changes in fair value of our investments in Canopy and Canopy equity in earnings (losses);
•higher effective tax rates from our foreign businesses; partially offset by
•a larger net income tax benefit from stock-based compensation award activity for Six Months 2021 from changes in option exercise activity.

For additional information, refer to Note 10 of the Financial Statements.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $334.2 million for Six Months 2021 from $(770.6) million for Six Months 2020. This increase of $1,104.8 million is largely attributable to the decrease in loss from unconsolidated investments, partially offset by the Six Months 2021 provision for income taxes as compared with a benefit from income taxes for Six Months 2020.

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 54

MD&A	Table of Contents
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

We plan to sell a portion of our wine and spirits business by the end of third quarter of fiscal 2021. We expect to use the net cash proceeds from closing these transactions primarily to reduce outstanding borrowings.

On May 1, 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million. The May 2020 Canopy Transaction was funded with cash from operations.

Cash flows

	Six Months 2021	Six Months 2020	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$1,444.9	$1,419.4	$25.5
Investing activities	(455.3)	(425.7)	(29.6)
Financing activities	(872.1)	(1,005.0)	132.9
Effect of exchange rate changes on cash and cash equivalents	5.7	(1.0)	6.7
Net increase (decrease) in cash and cash equivalents	$123.2	$(12.3)	$135.5

Operating activities
The increase in net cash provided by operating activities for Six Months 2021 is largely due to (i) a benefit from the timing of cash payments for both the Beer and Wine and Spirits segments, (ii) reduced inventory levels for the Beer segment, and (iii) decreased accounts receivable related to net sales decline for the Wine and Spirits segment. The increase in net cash provided by operating activities was partially offset by (i) higher finished goods inventory levels for the Wine and Spirits segment as well as (ii) higher income tax payments in Six Months 2021 primarily due to the receipt of a federal tax refund in Six Months 2020.

Investing activities
Net cash used in investing activities for Six Months 2021 increased primarily due to the $173.9 million exercise of the November 2017 Canopy Warrants in May 2020. The increase in net cash used in investing activities was partially offset by lower capital expenditures of $77.4 million for Six Months 2021 and proceeds of $41.1 million from the March 2020 Ballast Point Divestiture.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 55

MD&A	Table of Contents
Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	Six Months 2021	Six Months 2020	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(598.9)	$(688.7)	$89.8
Dividends paid	(287.6)	(285.0)	(2.6)
Purchases of treasury stock	—	(50.0)	50.0
Net cash provided by stock-based compensation activities	24.4	18.7	5.7
Distributions to noncontrolling interests	(10.0)	—	(10.0)
Net cash provided by (used in) financing activities	$(872.1)	$(1,005.0)	$132.9

Debt

Total debt outstanding as of August 31, 2020, amounted to $11,600.6 million, a decrease of $584.0 million from February 29, 2020. This decrease consisted of:
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

In Second Quarter 2021, we prepaid the remaining outstanding Three-Year Term Facility and Five-Year Term Facility borrowings under our 2020 Term Credit Agreement.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 56

MD&A	Table of Contents
Senior notes
In April 2020, we issued the April 2020 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,183.3 million were primarily used for the repayment of our 2.25% November 2017 Senior Notes and the repayment of a portion of the Three-Year Term Facility outstanding obligations under our 2020 Term Credit Agreement.

General
The majority of our outstanding borrowings as of August 31, 2020, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2021 to calendar 2050, and a variable-rate senior unsecured term loan facility under our March 2020 Term Credit Agreement, with a calendar 2024 maturity date.

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

We had the following borrowing capacity available under our 2020 Credit Agreement:

	Remaining Borrowing Capacity
	August 31, 2020	September 28, 2020
(in millions)
Revolving Credit Facility (1)	$1,988.2	$1,988.2
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

We and our subsidiaries are subject to covenants that are contained in our 2020 Credit Agreement, including those restricting the incurrence of additional indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2020 Credit Agreement. As of August 31, 2020, under our 2020 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.5x.

The representations, warranties, covenants, and events of default set forth in our March 2020 Term Credit Agreement are substantially similar to those set forth in our 2020 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 57

MD&A	Table of Contents
As of August 31, 2020, we were in compliance with our covenants under our 2020 Credit Agreement, our March 2020 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 13 of our consolidated financial statements included in our 2020 Annual Report and Note 9 of the Financial Statements.

Common stock dividends

On September 30, 2020, our Board of Directors declared a quarterly cash dividend of $0.75 per share of Class A Common Stock, $0.68 per share of Class B Convertible Common Stock, and $0.68 per share of Class 1 Common Stock payable on November 20, 2020, to stockholders of record of each class on November 6, 2020.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of our 2020 Annual Report.

Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. Shares repurchased under this authorization have become treasury shares. No shares were repurchased during Second Quarter 2021.

As of August 31, 2020, total shares repurchased under this authorization are as follows:

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 58

MD&A	Table of Contents

In fiscal 2017, we began construction of the Mexicali Brewery. In March 2020, a public consultation on the construction of our Mexicali Brewery was held. We are in discussions with government officials in Mexico regarding next steps for our brewery construction project and options elsewhere in the country following the negative result of the public consultation. These discussions have been positive and we will continue working with government officials to mutually agree upon a path forward. At this time, we have paused all construction activities at our Mexicali Brewery. As of August 31, 2020, we have capitalized approximately $720 million of construction in progress related to the Mexicali Brewery. We are continuing to evaluate the constructed assets and future benefit of transferring them to different locations in Mexico, where possible. Future impairments may result based upon our plans for these assets for any capitalized amounts that are not deemed recoverable.

Guidance

Accounting guidance
Accounting guidance adopted for Six Months 2021 did not have a material impact on our consolidated financial statements.

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
•The statements regarding the potential impact to supply, production levels, and costs due to wildfires.
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
◦timing and source of funds for operating activities and November 2018 Canopy Warrant exercises, if any;
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
•The statements regarding:

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 59

MD&A	Table of Contents
◦the volatility of the fair value of our investments in Canopy measured at fair value;
◦our activities surrounding our investments in Canopy;
◦our targeted leverage ratio;
◦the November 2018 Canopy Warrants; and
◦our future ownership level in Canopy and our future share of Canopy’s reported earnings and losses.
•The statements regarding the Wine and Spirits Transactions, Paul Masson Transaction, and Concentrate Business Transaction, including expected form and amount of consideration, amount and use of expected proceeds, estimated remaining costs, and any expected restructuring charge.
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
•the actual impact to supply, production levels, and costs due to wildfires may vary from our current expectations due to, among other reasons, the actual severity and geographical reach of wildfires;
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
•the amount, timing, and source of funds for any share repurchases or Canopy warrant exercises, if any, may vary due to market conditions; our cash and debt position; the impact of the beer operations expansion activities; the impact of our investments in Canopy; any future exercise of the November 2018 Canopy Warrants; the expected impacts of the Wine and Spirits Transactions, Paul Masson Transaction, and Concentrate Business Transaction; and other factors as determined by management from time to time;
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
•the timeframe and actual costs associated with the beer operations expansion activities and amount of impairment, if any, for non-recoverable brewery construction assets in Mexico may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, results of discussions with government officials in Mexico, actual amount of non-recoverable brewery construction assets, and other factors as determined by management;
•any consummation of the Wine and Spirits Transactions, Paul Masson Transaction, or the Concentrate Business Transaction and any actual date of consummation of any of them may vary from our current expectations; the actual restructuring charge, if any, will vary based on management’s final plans; and the

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 60

MD&A	Table of Contents
amount of additional loss, if any, on the future write-down of assets held for sale will vary based on the form of consideration, amount of consideration actually received, and future brand performance;
•the effect of our reliance upon complex information systems and third party global networks, our ability to withstand cyber-attacks, and our success in the design, and ongoing implementation of our new ERP system may vary from management’s current expectations;
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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 61

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of August 31, 2020, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, Canadian dollar, and New Zealand dollar. Approximately 100% of our balance sheet exposures and 70% of our forecasted transactional exposures for the remaining six months of fiscal 2021 were hedged as of August 31, 2020.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2020, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, natural gas, and wheat prices. Approximately 78% of our forecasted transactional exposures for the remaining six months of fiscal 2021 were hedged as of August 31, 2020.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
(in millions)
Foreign currency contracts	$1,894.0	$2,741.1	$(47.6)	$(27.9)	$148.8	$200.9
Commodity derivative contracts	$246.5	$265.1	$(25.5)	$(24.8)	$20.2	$21.1

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of August 31, 2019, we had $375.0 million of outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on our floating LIBOR rate debt. There were no cash flow designated interest rate swap contracts outstanding as of August 31, 2020. As of August 31, 2020, and August 31, 2019, there were no undesignated interest rate swap contracts outstanding.

As of August 31, 2020, and August 31, 2019, we had no treasury lock contracts outstanding.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 62

OTHER KEY INFORMATION	Table of Contents
We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy. The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities and open interest rate derivative instruments are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
(in millions)
Fixed interest rate debt	$10,568.7	$10,675.2	$(11,859.4)	$(11,405.0)	$(875.3)	$(735.2)
Interest rate swap contracts	$—	$375.0	$—	$(0.7)	$—	$(2.2)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $8.4 million and $15.6 million for the six months ended August 31, 2020, and August 31, 2019, respectively.

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

As of August 31, 2020, the fair value of our investments in the Canopy warrants and the Canopy convertible debt securities was $764.0 million, with an unrealized net gain (loss) on these investments of $(244.9) million recognized in our results of operations for the six months ended August 31, 2020. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of August 31, 2020, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $110.3 million.

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 63

OTHER KEY INFORMATION	Table of Contents
We are in the process of implementing a new ERP system across our business units using a phased approach in future periods. There will be changes in our internal controls as this system becomes operational at each business unit.

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no other changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6.    Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 64

OTHER KEY INFORMATION	Table of Contents
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

2.3
Asset Purchase Agreement made and entered into by and between the Company and E. & J. Gallo Winery (no longer outstanding) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2019, filed April 8, 2019 and incorporated herein by reference). †

2.4
Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Modified Transaction (including the Form of Amended Agreement) (no longer outstanding) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 11, 2019, filed December 17, 2019 and incorporated herein by reference). †‡

2.5
Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between Constellation Brands, Inc. and E. & J. Gallo Winery (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 22, 2020, filed May 29, 2020 and incorporated herein by reference). †‡

2.6
First Amendment dated September 28, 2020 and effective September 28, 2020, to Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between Constellation Brands, Inc. and E. & J. Gallo Winery (filed herewith).

2.7
Nobilo Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Nobilo Transaction (including the Form of Nobilo Asset Purchase Agreement) (no longer outstanding) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated December 11, 2019, filed December 17, 2019 and incorporated herein by reference). †

2.8
Amendment dated May 22, 2020 and effective May 22, 2020, to Nobilo Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Nobilo Transaction (no longer outstanding) (filed as Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2020 and incorporated herein by reference).

2.9
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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 65

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 66

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 67

OTHER KEY INFORMATION	Table of Contents

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

4.28
Restatement Agreement, dated as of March 26, 2020 by and among the Company, CB International Finance S.à r.l., certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Ninth Amended and Restated Credit Agreement dated as of March 26, 2020, by and among the Company, CB International Financing S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 26, 2020, filed March 31, 2020 and incorporated herein by reference). †

4.29
Term Loan Restatement Agreement, dated as of March 26, 2020, by and among the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as administrative agent, and the Lenders party thereto, including the Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and among the Company, Bank of America, N.A., as administrative agent and the Lenders party thereto (no longer outstanding) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 26, 2020, filed March 31, 2020 and incorporated herein by reference). †

4.30
2020 Term Loan Restatement Agreement, dated as of March 26, 2020, by and among the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as administrative agent and lender, including the Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company, Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.3 to the Company Current Report on Form 8-K dated March 26, 2020, filed March 31, 2020 and incorporated herein by reference). †

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 68

OTHER KEY INFORMATION	Table of Contents

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Company’s Commission File No. 001-08495.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Constellation Brands, Inc. agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.
‡	Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

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

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 69

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	October 1, 2020	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Vice President and Controller

Date:	October 1, 2020	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q2 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 70