Form 10-Q
period 2020-11-30
CONSTELLATION BRANDS, INC.
filed 2021-01-07
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
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
Yes  ☐  No  ☒
There were 170,029,096 shares of Class A Common Stock, 23,268,443 shares of Class B Common Stock, and 611,186 shares of Class 1 Common Stock outstanding as of December 31, 2020.

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
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	November 30, 2020	February 29, 2020
ASSETS
Current assets:
Cash and cash equivalents	$152.9	$81.4
Accounts receivable	915.4	864.8
Inventories	1,376.9	1,373.6
Prepaid expenses and other	455.5	535.8
Assets held for sale - current	546.4	628.5
Total current assets	3,447.1	3,484.1
Property, plant, and equipment	5,580.7	5,333.0
Goodwill	7,789.0	7,757.1
Intangible assets	2,739.7	2,718.9
Equity method investments	2,959.9	3,093.9
Securities measured at fair value	1,536.2	1,117.1
Deferred income taxes	2,563.0	2,656.3
Assets held for sale	385.5	552.1
Other assets	629.5	610.7
Total assets	$27,630.6	$27,323.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$40.0	$238.9
Current maturities of long-term debt	528.4	734.9
Accounts payable	732.1	557.6
Other accrued expenses and liabilities	740.9	780.4
Total current liabilities	2,041.4	2,311.8
Long-term debt, less current maturities	10,416.1	11,210.8
Deferred income taxes and other liabilities	1,520.6	1,326.3
Total liabilities	13,978.1	14,848.9
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 187,196,051 shares and 186,090,745 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $0.01 par value – Authorized, 30,000,000 shares; Issued, 28,277,517 shares and 28,300,206 shares, respectively	0.3	0.3
Additional paid-in capital	1,580.4	1,514.6
Retained earnings	14,879.1	13,695.3
Accumulated other comprehensive income (loss)	(357.4)	(266.3)
	16,104.3	14,945.8
Less: Treasury stock –
Class A Common Stock, at cost, 17,190,040 shares and 18,256,826 shares, respectively	(2,790.0)	(2,811.8)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,792.2)	(2,814.0)
Total CBI stockholders’ equity	13,312.1	12,131.8
Noncontrolling interests	340.4	342.5
Total stockholders’ equity	13,652.5	12,474.3
Total liabilities and stockholders’ equity	$27,630.6	$27,323.2
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2020	2019	2020	2019
Sales	$7,235.1	$7,037.4	$2,643.7	$2,181.5
Excise taxes	(573.2)	(596.8)	(205.6)	(182.1)
Net sales	6,661.9	6,440.6	2,438.1	1,999.4
Cost of product sold	(3,189.6)	(3,238.5)	(1,169.9)	(1,011.9)
Gross profit	3,472.3	3,202.1	1,268.2	987.5
Selling, general, and administrative expenses	(1,211.8)	(1,251.7)	(463.8)	(406.3)
Impairment of assets held for sale	(24.0)	(417.0)	(21.0)	(390.0)
Gain (loss) on sale of business	(4.7)	76.0	(0.3)	76.0
Operating income (loss)	2,231.8	1,609.4	783.1	267.2
Income (loss) from unconsolidated investments	130.5	(2,711.8)	782.4	(456.5)
Interest expense	(295.9)	(329.3)	(95.7)	(103.1)
Loss on extinguishment of debt	(8.8)	(2.4)	(1.2)	—
Income (loss) before income taxes	2,057.6	(1,434.1)	1,468.6	(292.4)
(Provision for) benefit from income taxes	(416.4)	1,046.5	(176.6)	658.9
Net income (loss)	1,641.2	(387.6)	1,292.0	366.5
Net income (loss) attributable to noncontrolling interests	(26.1)	(22.6)	(11.1)	(6.1)
Net income (loss) attributable to CBI	$1,615.1	$(410.2)	$1,280.9	$360.4

Comprehensive income (loss)	$1,544.4	$(419.6)	$1,776.1	$466.6
Comprehensive (income) loss attributable to noncontrolling interests	(20.4)	(20.5)	(37.1)	(13.4)
Comprehensive income (loss) attributable to CBI	$1,524.0	$(440.1)	$1,739.0	$453.2

Net income (loss) per common share attributable to CBI:
Basic – Class A Common Stock	$8.44	$(2.17)	$6.68	$1.90
Basic – Class B Convertible Common Stock	$7.67	$(1.98)	$6.07	$1.73

Diluted – Class A Common Stock	$8.28	$(2.17)	$6.55	$1.85
Diluted – Class B Convertible Common Stock	$7.62	$(1.98)	$6.03	$1.71

Weighted average common shares outstanding:
Basic – Class A Common Stock	170.083	168.258	170.571	168.346
Basic – Class B Convertible Common Stock	23.284	23.316	23.274	23.314

Diluted – Class A Common Stock	195.101	168.258	195.444	194.856
Diluted – Class B Convertible Common Stock	23.284	23.316	23.274	23.314

Cash dividends declared per common share:
Class A Common Stock	$2.25	$2.25	$0.75	$0.75
Class B Convertible Common Stock	$2.04	$2.04	$0.68	$0.68

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 29, 2020	$1.9	$0.3	$1,514.6	$13,695.3	$(266.3)	$(2,814.0)	$342.5	$12,474.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(177.9)	—	—	5.3	(172.6)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(756.1)	—	(36.2)	(792.3)
Comprehensive income (loss)								(964.9)
Dividends declared	—	—	—	(143.3)	—	—	—	(143.3)
Shares issued under equity compensation plans	—	—	(6.0)	—	—	2.8	—	(3.2)
Stock-based compensation	—	—	14.7	—	—	—	—	14.7
Balance at May 31, 2020	1.9	0.3	1,523.3	13,374.1	(1,022.4)	(2,811.2)	311.6	11,377.6
Comprehensive income (loss):
Net income (loss)	—	—	—	512.1	—	—	9.7	521.8
Other comprehensive income (loss), net of income tax effect	—	—	—	—	206.9	—	4.5	211.4
Comprehensive income (loss)								733.2
Dividends declared	—	—	—	(144.0)	—	—	—	(144.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.0)	(10.0)
Shares issued under equity compensation plans	—	—	10.9	—	—	16.7	—	27.6
Stock-based compensation	—	—	19.4	—	—	—	—	19.4
Balance at August 31, 2020	1.9	0.3	1,553.6	13,742.2	(815.5)	(2,794.5)	315.8	12,003.8
Comprehensive income (loss):
Net income (loss)	—	—	—	1,280.9	—	—	11.1	1,292.0
Other comprehensive income (loss), net of income tax effect	—	—	—	—	458.1	—	26.0	484.1
Comprehensive income (loss)								1,776.1
Dividends declared	—	—	—	(144.0)	—	—	—	(144.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(12.5)	(12.5)
Shares issued under equity compensation plans	—	—	8.8	—	—	2.3	—	11.1
Stock-based compensation	—	—	18.0	—	—	—	—	18.0
Balance at November 30, 2020	$1.9	$0.3	$1,580.4	$14,879.1	$(357.4)	$(2,792.2)	$340.4	$13,652.5

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2019	$1.9	$0.3	$1,410.8	$14,276.2	$(353.9)	$(2,784.3)	$286.2	$12,837.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(245.4)	—	—	8.3	(237.1)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(1.6)	—	(1.1)	(2.7)
Comprehensive income (loss)								(239.8)
Dividends declared	—	—	—	(141.9)	—	—	—	(141.9)
Initial recognition of non-controlling interest	—	—	—	—	—	—	20.2	20.2
Shares issued under equity compensation plans	—	—	(9.3)	—	—	6.3	—	(3.0)
Stock-based compensation	—	—	15.5	—	—	—	—	15.5
Balance at May 31, 2019	1.9	0.3	1,417.0	13,888.9	(355.5)	(2,778.0)	313.6	12,488.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(525.2)	—	—	8.2	(517.0)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(121.1)	—	(8.3)	(129.4)
Comprehensive income (loss)								(646.4)
Repurchase of shares	—	—	—	—	—	(50.0)	—	(50.0)
Dividends declared	—	—	—	(142.3)	—	—	—	(142.3)
Shares issued under equity compensation plans	—	—	17.4	—	—	6.4	—	23.8
Stock-based compensation	—	—	17.7	—	—	—	—	17.7
Balance at August 31, 2019	1.9	0.3	1,452.1	13,221.4	(476.6)	(2,821.6)	313.5	11,691.0
Comprehensive income (loss):
Net income (loss)	—	—	—	360.4	—	—	6.1	366.5
Other comprehensive income (loss), net of income tax effect	—	—	—	—	92.8	—	7.3	100.1
Comprehensive income (loss)								466.6
Dividends declared	—	—	—	(142.4)	—	—	—	(142.4)
Shares issued under equity compensation plans	—	—	3.0	—	—	0.9	—	3.9
Stock-based compensation	—	—	17.2	—	—	—	—	17.2
Balance at November 30, 2019	$1.9	$0.3	$1,472.3	$13,439.4	$(383.8)	$(2,820.7)	$326.9	$12,036.3

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,641.2	$(387.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	(524.7)	2,200.9
Deferred tax provision (benefit)	287.0	(1,192.8)
Depreciation	219.2	248.9
Stock-based compensation	52.0	50.6
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	403.0	512.5
Noncash lease expense	63.0	66.6
Impairment and amortization of intangible assets	4.0	15.3
Amortization of debt issuance costs and loss on extinguishment of debt	17.7	13.0
Impairment of assets held for sale	24.0	417.0
(Gain) loss on sale of business	4.7	(76.0)
Loss on inventory and related contracts	25.8	122.7
Loss on settlement of treasury lock contracts	(29.3)	—
Change in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(44.1)	41.3
Inventories	75.2	(134.5)
Prepaid expenses and other current assets	67.4	40.1
Accounts payable	146.8	135.6
Other accrued expenses and liabilities	(29.7)	(20.1)
Other	(39.6)	22.8
Total adjustments	722.4	2,463.9
Net cash provided by (used in) operating activities	2,363.6	2,076.3

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(467.7)	(538.3)
Purchases of businesses, net of cash acquired	(19.9)	(36.2)
Investments in equity method investees and securities	(217.4)	(33.7)
Proceeds from sales of assets	18.3	0.7
Proceeds from sale of business	42.9	269.7
Other investing activities	0.6	1.9
Net cash provided by (used in) investing activities	(643.2)	(335.9)

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,194.7	1,291.3
Principal payments of long-term debt	(2,214.0)	(2,061.0)
Net proceeds from (repayments of) short-term borrowings	(198.9)	(510.0)
Dividends paid	(431.2)	(427.0)
Purchases of treasury stock	—	(50.0)
Proceeds from shares issued under equity compensation plans	43.2	38.9
Payments of minimum tax withholdings on stock-based payment awards	(7.7)	(14.2)
Payments of debt issuance, debt extinguishment, and other financing costs	(18.3)	(8.2)
Distributions to noncontrolling interests	(22.5)	—
Net cash provided by (used in) financing activities	(1,654.7)	(1,740.2)

Effect of exchange rate changes on cash and cash equivalents	5.8	(0.1)

Net increase (decrease) in cash and cash equivalents	71.5	0.1
Cash and cash equivalents, beginning of period	81.4	93.6
Cash and cash equivalents, end of period	$152.9	$93.7

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$120.4	$25.4

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOVEMBER 30, 2020
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

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	November 30, 2020	February 29, 2020
(in millions)
Raw materials and supplies	$133.6	$171.7
In-process inventories	815.6	814.7
Finished case goods	427.7	387.2
	$1,376.9	$1,373.6

The inventories balance at November 30, 2020, and February 29, 2020, exclude amounts reclassified to assets held for sale (see Note 3).

Related party transactions and arrangements
We have an equally-owned glass production plant joint venture with Owens-Illinois. We have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported beer portfolio. Amounts purchased under these arrangements were $115.5 million and $155.2 million for the nine months ended November 30, 2020, and November 30, 2019, respectively, and $46.0 million and $28.8 million for the three months ended November 30, 2020, and November 30, 2019, respectively. The decrease in amounts purchased for the nine months ended November 30, 2020, was largely driven by reduced production activity in early fiscal 2021 at our Mexican breweries in response to COVID-19 containment measures. The increase in amounts purchased for the three months ended November 30, 2020, was largely driven by efforts to replenish inventory levels in our distribution channels following the reduced production activity in early fiscal 2021.

2020 U.S. wildfires
In August 2020, significant wildfires broke out in California, Oregon, and Washington states which affected the U.S. grape harvest (“2020 U.S. wildfires”). None of our facilities were damaged. At this time, we continue to expect no material impact to our ability to meet customer demand. Most of our annual grape requirements are satisfied by supply contracts from independent growers which, in many cases, allow for us to reject grapes that do not meet required quality specifications, including from smoke damage. We continue to assess when to use our rights under law and our supply contracts to reject grapes that are damaged from wildfires. For the third quarter of fiscal 2021, we recognized a $26.5 million loss in connection with the write-down of certain grapes as a result of smoke damage sustained during the 2020 U.S. wildfires. This loss was included in cost of product sold within our

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
consolidated results of operations. We have insurance coverage that partially covers losses for grapes in our own vineyards. While we are pursuing reimbursement from our insurance carriers, there can be no assurance there will be any recoveries. We test the grapes acquired under our supply contracts for smoke damage and other issues prior to accepting them. During the production process, previously undetected smoke damage could create quality issues that may result in additional write-downs of certain bulk wine inventory in future periods. Additionally, for the third quarter of fiscal 2021, we recognized $20.0 million in unfavorable fixed cost absorption from decreased production levels at certain facilities as period costs in cost of product sold within our consolidated results of operations in the Wine and Spirits segment rather than capitalized in inventories.

3.    ACQUISITIONS, DIVESTITURES, AND BUSINESS TRANSFORMATION

Acquisitions
Copper and Kings
In September 2020, we acquired the remaining ownership interest in Copper and Kings American Brandy Company (“Copper and Kings”). This acquisition included a collection of traditional and craft batch-distilled American brandies and other select spirits. The transaction primarily included the acquisition of inventories and property, plant, and equipment. The results of operations of Copper and Kings are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Empathy Wines
In June 2020, we acquired the Empathy Wines business, including the acquisition of a digitally-native wine brand (“Empathy Wines”) which strengthens our position in the direct-to-consumer and eCommerce markets. This transaction primarily included the acquisition of goodwill, trademarks, and inventory. In addition, the purchase price for Empathy Wines includes an earn-out over five years based on performance. The results of operations of Empathy Wines are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Black Velvet Divestiture
On November 1, 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory at a transaction value of $266.3 million (the “Black Velvet Divestiture”). We received cash proceeds of $266.7 million, net of post-closing adjustments. The cash proceeds were utilized to partially repay the 2.00% November 2017 senior notes. In total, our Wine and Spirits segment recognized a $70.5 million net gain associated with the Black Velvet Divestiture, with a $74.1 million net gain recognized for the year ended February 29, 2020, and a $3.6 million net loss recognized for the nine months ended November 30, 2020. The following table summarizes the net gain recognized in connection with this divestiture:

(in millions)
Cash received from buyer, net of post-closing adjustments paid	$266.7
Net assets sold	(213.3)
AOCI reclassification adjustments, primarily foreign currency translation	20.9
Direct costs to sell	(3.8)
Gain on sale of business	$70.5

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

Wine and Spirits Transactions
In December 2019, we agreed to revise and supersede the Original Wine and Spirits Transaction. The revisions to the transaction were intended to address competitive concerns raised by the U.S. Federal Trade Commission (the “FTC”) specifically related to the sparkling wine, brandy, dessert wine, and concentrate categories. As a result, the brands Cook’s California Champagne, J. Roget American Champagne, Paul Masson Grande Amber Brandy, and our concentrate business were excluded from the Original Wine and Spirits Transaction (the “Revised Wine and Spirits Transaction”). In May 2020, we further amended the Revised Wine and Spirits Transaction to also exclude the Mission Bell Winery in Madera, California and certain related real estate, equipment, contracts, and employees, resulting in an adjusted base transaction price of approximately $783 million, subject to purchase price and closing adjustments, with the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing (the “Further Revised Wine and Spirits Transaction”). Additionally, in a separate, but related, transaction with the same buyer, we entered into a definitive agreement to sell the New Zealand-based Nobilo Wine brand and certain related assets and liabilities for a base transaction price of $130 million, subject to purchase price and closing adjustments (the “Nobilo Wine Transaction”). For additional information on the Further Revised Wine and Spirits Transaction and the Nobilo Wine Transaction (collectively, the “Wine and Spirits Transactions”) refer to “Subsequent events - Wine and Spirits Transactions” below.

We have communicated our intent to retain the brands Cook’s California Champagne and J. Roget American Champagne and the Mission Bell Winery contemplated to be sold in the Original Wine and Spirits Transaction. The Mission Bell Winery has the production capability to support these retained brands.

Paul Masson Transaction
In June 2020, we entered into a definitive agreement to sell the Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts with a current estimated aggregate purchase price of approximately $265 million, subject to certain purchase price and closing adjustments (the “Paul Masson Transaction”). For additional information refer to “Subsequent events - Paul Masson Transaction” below.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Concentrate Business Transaction
In June 2020, we entered into a definitive agreement to sell certain brands used in our concentrates and high-color concentrate business, and certain intellectual property, inventory, goodwill, interests in certain contracts, assets, and liabilities of our concentrates and high-color concentrate business (the “Concentrate Business Transaction”). For additional information refer to “Subsequent events - Concentrate Business Transaction” below.

Assets held for sale
Primarily in contemplation of the Wine and Spirits segment transactions noted above, certain net assets met the held for sale criteria as of November 30, 2020, and February 29, 2020. For the nine months and three months ended November 30, 2020, long-lived asset impairments of $24.0 million and $21.0 million were recognized, respectively. For the nine months and three months ended November 30, 2019, long-lived asset impairments of $417.0 million and $390.0 million were recognized, respectively. For additional information refer to Note 5.

The carrying value of assets held for sale consist of the following:

	November 30, 2020	February 29, 2020
	Wine and Spirits	Beer (1)	Wine and Spirits	Consolidated
(in millions)
Assets
Accounts receivable	$—	$2.4	$—	$2.4
Inventories	526.7	13.7	576.9	590.6
Prepaid expenses and other	19.7	2.8	32.7	35.5
Assets held for sale - current	546.4	18.9	609.6	628.5

Property, plant, and equipment	134.0	55.9	172.6	228.5
Goodwill	274.0	4.7	304.3	309.0
Intangible assets	378.9	28.2	384.0	412.2
Equity method investments	0.3	—	1.0	1.0
Other assets	29.3	24.8	26.3	51.1
Less: Reserve for assets held for sale	(431.0)	(42.7)	(407.0)	(449.7)
Assets held for sale	385.5	70.9	481.2	552.1

Liabilities
Accounts payable	0.1	0.2	0.6	0.8
Other accrued expenses and liabilities	20.0	11.0	17.8	28.8
Deferred income taxes and other liabilities	1.1	33.3	—	33.3
Liabilities held for sale (2)	21.2	44.5	18.4	62.9
Net assets held for sale	$910.7	$45.3	$1,072.4	$1,117.7
(1)In March 2020, we completed the Ballast Point Divestiture.
(2)Liabilities held for sale are included in the Consolidated Balance Sheets at November 30, 2020, and February 29, 2020, within the respective liability line items noted above.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Wine and spirits optimization
We recognized charges in connection with our business transformation strategy which aligns our portfolio with consumer-led premiumization trends within the Wine and Spirits segment as follows:

		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	Results of Operations Location	2020	2019	2020	2019
(in millions)
Loss on inventory write-downs	Cost of product sold	$4.7	$102.6	$0.7	$61.7
Contract termination costs	Cost of product sold	16.9	20.1	—	—
Employee termination costs	Selling, general, and administrative expenses	3.5	12.3	1.0	0.2
Other costs	Selling, general, and administrative expenses	9.7	8.0	8.7	1.7
Impairment of long-lived assets	Impairment of assets held for sale	24.0	367.0	21.0	340.0
		$58.8	$510.0	$31.4	$403.6

Mexicali Brewery
In fiscal 2017, we began construction of a new, state-of-the-art brewery located in Mexicali, Baja California, Mexico (the “Mexicali Brewery”). In March 2020, a public consultation was held on the construction of the Mexicali Brewery. We are in discussions with government officials in Mexico regarding next steps for our brewery construction project and options elsewhere in the country following the negative result of the public consultation. These discussions have been positive and we intend to continue working with government officials to mutually agree upon a path forward. At this time, we have paused all Mexicali Brewery construction activities. In the medium-term, we have ample capacity, based on current growth forecasts and production capabilities, under normal operating conditions, at the Nava and Obregon breweries, to meet consumer needs. We are continuing to evaluate a variety of alternatives for the Mexicali Brewery and related assets, including transferring certain assets to different locations in Mexico, where possible. Future impairments may result for any capitalized amounts that are not deemed recoverable based upon our plans for these assets. As of November 30, 2020, we have approximately $710 million of capitalized fixed assets remaining at the Mexicali Brewery. In addition to the capitalized costs, we have incurred other expenses in establishing the Mexicali Brewery.

Subsequent events
Wine and Spirits Transactions
In January 2021, we sold a portion of our wine and spirits business, including lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities. We received cash proceeds of $559.5 million, subject to certain post-closing adjustments from the Further Revised Wine and Spirits Transaction. In addition, we have the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing. The cash proceeds received in January 2021 from the Further Revised Wine and Spirits Transaction were less than the adjusted base transaction price largely due to delayed timing of the transaction and subsequent changes in inventory originally intended to transfer in the sale. In January 2021, in a separate but related transaction, we also sold the New Zealand-based Nobilo Wine brand and certain related assets. We received cash proceeds of $129.1 million, subject to certain post-closing adjustments from the Nobilo Wine Transaction. The cash proceeds from these transactions will be utilized to repay the 3.75% May 2013 Senior Notes (as defined in Note 9) and for other general corporate purposes. A gain or loss in connection with the Wine and Spirits Transactions is not expected to be material and will be subject to final adjustments, including the allocation of goodwill. If a gain or loss is determined, it will be recognized in the fourth quarter of fiscal 2021.

Paul Masson Transaction
In December 2020, we received FTC clearance to close the Paul Masson Transaction. In the fourth quarter of fiscal 2021, we currently expect to receive cash proceeds of approximately $265 million, subject to certain closing and post-closing adjustments. The net cash proceeds will be used for other general corporate purposes.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Concentrate Business Transaction
In December 2020, we sold certain brands used in our concentrates and high-color concentrate business, and certain intellectual property, inventory, goodwill, interests in certain contracts, and assets of our concentrates and high-color concentrate business. Prior to the completion of the Concentrate Business Transaction, we recorded the results of operations of our concentrates and high-color concentrate business in the Wine and Spirits segment.

4.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2020 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2020.

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

The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2020	February 29, 2020
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,608.5	$1,831.0
Interest rate swap contracts	$—	$375.0
Treasury lock contracts	$—	$300.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$405.1	$1,180.2
Commodity derivative contracts	$226.9	$282.8

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2020, the estimated fair value of derivative instruments in a net liability position due to counterparties was $0.9 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2020, we would have had sufficient available liquidity on hand to satisfy this obligation.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	November 30, 2020	February 29, 2020		November 30, 2020	February 29, 2020
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$37.7	$47.8	Other accrued expenses and liabilities	$3.6	$13.0
Other assets	$52.6	$39.5	Deferred income taxes and other liabilities	$1.1	$7.1
Interest rate swap contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$—	$0.8
Treasury lock contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$—	$7.6

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$3.9	$9.0	Other accrued expenses and liabilities	$1.7	$14.3
Commodity derivative contracts:
Prepaid expenses and other	$6.2	$0.5	Other accrued expenses and liabilities	$12.3	$25.4
Other assets	$4.2	$0.1	Deferred income taxes and other liabilities	$8.0	$15.5

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as Other Comprehensive Income (Loss) (“OCI”), net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2020
Foreign currency contracts	$(21.3)	Sales	$1.1
		Cost of product sold	(32.2)
Interest rate swap contracts	(0.6)	Interest expense	(1.1)
Treasury lock contracts	(16.1)	Interest expense	(1.3)
	$(38.0)		$(33.5)

For the Nine Months Ended November 30, 2019
Foreign currency contracts	$25.7	Sales	$—
		Cost of product sold	11.6
Interest rate swap contracts	(0.4)	Interest expense	—
	$25.3		$11.6

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Three Months Ended November 30, 2020
Foreign currency contracts	$134.7	Sales	$0.2
		Cost of product sold	(5.0)
Treasury lock contracts	—	Interest expense	(0.6)
	$134.7		$(5.4)

For the Three Months Ended November 30, 2019
Foreign currency contracts	$61.3	Sales	$—
		Cost of product sold	3.8
Interest rate swap contracts	0.2	Interest expense	—
	$61.5		$3.8

We expect $32.5 million of net gains, net of income tax effect, to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2020
Commodity derivative contracts	Cost of product sold	$(0.3)
Foreign currency contracts	Selling, general, and administrative expenses	(18.1)
		$(18.4)

For the Nine Months Ended November 30, 2019
Commodity derivative contracts	Cost of product sold	$(23.7)
Foreign currency contracts	Selling, general, and administrative expenses	(7.4)
		$(31.1)

For the Three Months Ended November 30, 2020
Commodity derivative contracts	Cost of product sold	$9.1
Foreign currency contracts	Selling, general and administrative expenses	1.9
		$11.0

For the Three Months Ended November 30, 2019
Commodity derivative contracts	Cost of product sold	$3.1
Foreign currency contracts	Selling, general and administrative expenses	1.5
		$4.6

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

Canopy investments
Equity securities, Warrants – The inputs used to estimate the fair value of the Canopy warrants (all as defined in Note 8) are as follows:

	November 30, 2020 (1) (2)				February 29, 2020 (2)
	Tranche A Warrants (3)		Tranche B Warrants (4)		Tranche A Warrants (3)		Tranche B Warrants (4)		November 2017 Canopy Warrants (3)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68	C$	12.98
Valuation date stock price (6)	C$	37.32	C$	37.32	C$	25.17	C$	25.17	C$	25.17
Remaining contractual term (7)	2.9 years		5.9 years		3.7 years		6.7 years		0.2 years
Expected volatility (8)	70.0%		70.0%		70.0%		70.0%		105.3%
Risk-free interest rate (9)	0.3%		0.5%		1.1%		1.1%		1.5%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%		0.0%
(1)The November 2017 Canopy Warrants were exercised on May 1, 2020 and as such are not included in the table as of November 30, 2020. For additional information on the November 2017 Canopy Warrants and the related exercise, refer to Note 8.
(2)The exercise price for the Tranche C Warrants is based on the volume-weighted average of the closing market price of Canopy’s common shares on the Toronto Stock Exchange (“TSX”) for the five trading days immediately preceding the exercise date and are not included in the table as there is no fair value assigned.
(3)The fair value is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement).
(4)The fair value is estimated using Monte Carlo simulations (Level 2 fair value measurement).
(5)Based on the exercise price from the applicable underlying agreements.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
(6)Based on the closing market price for Canopy common stock on the TSX as of the applicable date.
(7)Based on the following expiration dates for the November 2017 Canopy Warrants and November 2018 Canopy Warrants (all as defined in Note 8):

November 2017 Canopy Warrants	May 1, 2020
Tranche A Warrants	November 1, 2023
Tranche B Warrants	November 1, 2026
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

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	November 30, 2020		February 29, 2020
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	37.32	C$	25.17
Remaining term (3)	2.6 years		3.4 years
Expected volatility (4)	59.9%		58.2%
Risk-free interest rate (5)	0.3%		1.1%
Expected dividend yield (6)	0.0%		0.0%
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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
our commercial paper, are variable interest rate bearing notes for which the carrying value approximates the fair value.

Long-term debt
The term loan under our March 2020 Term Credit Agreement (as defined in Note 9) is a variable interest rate bearing note with a fixed margin, adjustable based upon our debt rating. The carrying value approximates the fair value of the term loan. The fair value of the remaining fixed interest rate long-term debt, is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings, approximate fair value as of November 30, 2020, and February 29, 2020, due to the relatively short maturity of these instruments. As of November 30, 2020, the carrying amount of long-term debt, including the current portion, was $10,944.5 million, compared with an estimated fair value of $12,486.7 million. As of February 29, 2020, the carrying amount of long-term debt, including the current portion, was $11,945.7 million, compared with an estimated fair value of $12,935.9 million.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2020
Assets:
Foreign currency contracts	$—	$94.2	$—	$94.2
Commodity derivative contracts	$—	$10.4	$—	$10.4
Equity securities (1)	$—	$1,377.7	$—	$1,377.7
Canopy Debt Securities (1)	$—	$158.5	$—	$158.5
Liabilities:
Foreign currency contracts	$—	$6.4	$—	$6.4
Commodity derivative contracts	$—	$20.3	$—	$20.3

February 29, 2020
Assets:
Foreign currency contracts	$—	$96.3	$—	$96.3
Commodity derivative contracts	$—	$0.6	$—	$0.6
Equity securities (1)	$—	$991.5	$—	$991.5
Canopy Debt Securities (1)	$—	$125.6	$—	$125.6
Liabilities:
Foreign currency contracts	$—	$34.4	$—	$34.4
Commodity derivative contracts	$—	$40.9	$—	$40.9
Interest rate swap contracts	$—	$0.8	$—	$0.8
Treasury lock contracts	$—	$7.6	$—	$7.6

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2020	2019	2020	2019
	(in millions)
	November 2017 Canopy Warrants (i)	$(61.8)	$(542.7)	$—	$(91.9)
	November 2018 Canopy Warrants (ii)	561.3	(1,561.2)	741.9	(426.8)
	Canopy Debt Securities	25.2	(97.0)	27.7	(15.6)
		$524.7	$(2,200.9)	$769.6	$(534.3)

(i)	The November 2017 Canopy Warrants were exercised in May 2020. For additional information on the November 2017 Canopy Warrants and the related exercise, refer to Note 8.
(ii)
The terms of the November 2018 Canopy Warrants were modified in June 2019. For additional information on the November 2018 Canopy Warrants and the related modification, refer to Note 8. The amounts for the nine months ended November 30, 2019, are net of a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Nine Months Ended November 30, 2020
Long-lived assets held for sale	$—	$—	$712.4	$24.0

For the Nine Months Ended November 30, 2019
Long-lived assets held for sale	$—	$—	$989.6	$417.0
Trademarks (1)	—	—	—	11.0
Total	$—	$—	$989.6	$428.0
(1)    The balance at November 30, 2019, has been reclassified to assets held for sale (see “Trademarks” below for further discussion).

Long-lived assets held for sale
For the first quarter of fiscal 2021, in connection with the Wine and Spirits Transactions and the Concentrate Business Transaction, long-lived assets held for sale were written down to their estimated fair value, less costs to sell, resulting in a loss of $25.0 million. For the second quarter of fiscal 2021, a reduction to the loss on long-lived assets held for sale of $22.0 million was recognized. Subsequently, for the third quarter of fiscal 2021, primarily in connection with the Wine and Spirits Transactions and the Concentrate Business Transaction, long-lived assets held for sale were written down to their estimated fair value, less costs to sell, resulting in a loss of $21.0 million. These long-lived assets held for sale with a carrying value of $736.4 million were written down to their estimated fair value of $712.4 million, less costs to sell, resulting in a total loss of $24.0 million for the nine months ended November 30, 2020. This loss was included in impairment of assets held for sale within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our current estimate of fair value was determined based on the expected proceeds primarily from the Wine and Spirits Transactions and the Concentrate Business Transaction as of November 30, 2020, excluding the contingent consideration, which we will recognize when it is determined to be realizable.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
During the second quarter of fiscal 2020, in connection with the Original Wine and Spirits Transaction, long-lived assets held for sale were written down to their estimated fair value, less cost to sell, resulting in a loss of $27.0 million. Subsequently, for the third quarter of fiscal 2020, in connection with the Revised Wine and Spirits Transaction and the Nobilo Wine Transaction, an additional loss of $340.0 million was recognized. The long-lived assets held for sale with a carrying value of $1,292.9 million were written down to their current estimated fair value of $949.6 million, less costs to sell, resulting in a total loss of $367.0 million for the nine months ended November 30, 2019. This loss was included in impairment of assets held for sale within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our estimate of fair value was determined based on the expected proceeds from the Revised Wine and Spirits Transaction and the Nobilo Wine Transaction as of November 30, 2019, excluding the contingent consideration, which we will recognize when it is determined to be realizable.

For the third quarter of fiscal 2020, in connection with the Ballast Point Divestiture, long-lived assets held for sale with a carrying value of $81.3 million were written down to their estimated fair value of $40.0 million, less costs to sell. As a result, a loss of $50.0 million, inclusive of costs to sell and other losses was included in impairment of assets held for sale. These assets consisted primarily of intangible assets and certain production and warehouse assets which had satisfied the conditions necessary to be classified as held for sale. Our estimate of fair value was determined based on the expected proceeds from the Ballast Point Divestiture as of November 30, 2019. Ballast Point was a component of the Beer segment and was included in our beer reporting unit through date of divestiture. Accordingly, goodwill was allocated to the Ballast Point assets held for sale based on the relative fair value of the business being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets associated with the Ballast Point Divestiture remained in the beer reporting unit.

Trademarks
During the second quarter of fiscal 2020, certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including increased rate of revenue decline and increased competition, indicated that it was more likely than not that the fair value of our indefinite lived intangible asset associated with the Ballast Point craft beer trademark might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Ballast Point craft beer trademark asset with a carrying value of $28.0 million was written down to its estimated fair value of $17.0 million, resulting in an impairment of $11.0 million. This impairment was included in selling, general, and administrative expenses within our consolidated results of operations for the nine months ended November 30, 2019.

6.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2019	$5,167.9	$2,920.9	$8,088.8
Purchase accounting allocations (1)	—	58.8	58.8
Black Velvet Divestiture	—	(72.2)	(72.2)
Foreign currency translation adjustments	0.2	(9.5)	(9.3)
Reclassified (to) from assets held for sale (2)	(4.7)	(304.3)	(309.0)
Balance, February 29, 2020	5,163.4	2,593.7	7,757.1
Purchase accounting allocations (3)	—	14.3	14.3
Foreign currency translation adjustments	(26.7)	13.1	(13.6)
Reclassified (to) from assets held for sale (2)	0.9	30.3	31.2
Balance, November 30, 2020	$5,137.6	$2,651.4	$7,789.0
(1)Purchase accounting allocations associated primarily with the acquisition of Nelson’s Green Brier (Wine and Spirits).

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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
(3)Preliminary purchase accounting allocations associated primarily with the acquisition of Empathy Wines (Wine and Spirits).

7.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	November 30, 2020		February 29, 2020
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$88.0	$28.3	$87.4	$31.8
Other	20.5	0.3	20.2	0.3
Total	$108.5	28.6	$107.6	32.1

Nonamortizable intangible assets
Trademarks		2,711.1		2,686.8
Total intangible assets		$2,739.7		$2,718.9

The intangible assets balance at November 30, 2020, and February 29, 2020, excludes intangible assets reclassified to assets held for sale, which consist primarily of trademarks. We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2020, and November 30, 2019. Net carrying amount represents the gross carrying value net of accumulated amortization.

8.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	November 30, 2020		February 29, 2020
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment	$2,738.7	38.2%	$2,911.7	35.3%
Other equity method investments (1)	221.2	20%-50%	182.2	20%-50%
	$2,959.9		$3,093.9
(1)The other equity method investments balance at November 30, 2020, and February 29, 2020, excludes investments reclassified to assets held for sale.

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million (the “May 2020 Canopy Investment”). The May 2020 Canopy Investment increased our ownership interest in Canopy to 38.6% upon exercise. We entered into foreign currency forward contracts to fix the U.S. dollar cost of the May 2020 Canopy Investment. For the nine months ended November 30, 2020, we recognized net losses on the foreign currency forward contracts of $7.5 million, in selling, general, and administrative expenses within our consolidated results of operations. The payment at maturity of the derivative instruments is reported as cash flows from investing activities in investments in equity method investees and securities for the nine months ended November 30, 2020.

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

Amounts included in our consolidated results of operations for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2020	2019	2020	2019
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(421.0)	$(544.2)	$(12.4)	$46.2

In June 2019, the Canopy shareholders approved the modification of the terms of the November 2018 Canopy Warrants and certain other rights (the “June 2019 Warrant Modification”), and the other required approvals necessary for the modifications to be effective were granted. The November 2018 Canopy Warrants now consist of three tranches of warrants, including 88.5 million warrants expiring November 1, 2023 (the “Tranche A Warrants”) which are currently exercisable, 38.4 million warrants expiring November 1, 2026 (the “Tranche B Warrants”), and 12.8 million warrants expiring November 1, 2026 (the “Tranche C Warrants”, and collectively with the Tranche A Warrants and the Tranche B Warrants, the “November 2018 Canopy Warrants”). These changes are the result of Canopy’s intention to acquire Acreage Holdings, Inc. (“Acreage”) upon U.S. Federal cannabis legalization, subject to certain conditions (the “Acreage Transaction”). In connection with the Acreage Transaction, Canopy had a call option to acquire 100% of the shares of Acreage (the “Acreage Financial Instrument”).

The other rights obtained in June 2019 in connection with the Acreage Transaction include a share repurchase credit and the ability to purchase Canopy common shares on the open market or in private agreement transactions. If Canopy has not purchased the lesser of 27,378,866 Canopy common shares, or C$1,583.0 million

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

In September 2020, the Acreage shareholders approved the modification of the Acreage Transaction and related Acreage Financial Instrument (the “New Acreage Agreement”), and the other required regulatory approvals necessary for the modification to be effective were granted. The New Acreage Agreement reduces (i) the ratio of Canopy shares required to be exchanged for Acreage shares upon U.S. Federal cannabis legalization and (ii) the number of Acreage shares subject to the fixed exchange ratio from 100% to 70%, calculated as a percentage of Acreage’s issued and outstanding shares (the “New Acreage Financial Instrument”). The remaining 30% of Acreage shares will be subject to a floating exchange ratio and Canopy, in its sole discretion, will have the option to acquire these shares with Canopy shares, cash or a combination thereof.

Canopy has various equity and convertible debt securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2018 Canopy Warrants, Canopy Debt Securities, and the New Acreage Financial Instrument. As of November 30, 2020, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our November 2018 Canopy Warrants, Canopy Debt Securities, and the New Acreage Financial Instrument, would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If we exercised all of our November 2018 Canopy Warrants, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would be expected to increase to greater than 50%. If Canopy exercised the New Acreage Financial Instrument, which would require the issuance of Canopy shares, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would decrease and no longer be expected to be greater than 50%.

As of November 30, 2020, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $6.1 billion based on the terms of the November 2018 Canopy Warrants. Additionally, as of November 30, 2020, the fair value of the Canopy Equity Method Investment was $4,083.5 million based on the closing price of the underlying equity security as of that date.

The following table presents summarized financial information for Canopy presented in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods January through September 2020 and January through September 2019 in our nine months ended November 30, 2020, and November 30, 2019, results, respectively. We recognized our share of Canopy’s earnings (losses) for the periods July through September 2020 and July through September 2019 in our three months ended November 30, 2020, and November 30, 2019, results, respectively. The amounts shown represent 100% of Canopy’s results of operations for the respective periods, however, the results of operations for the nine months ended November 30, 2019, exclude the impact of the June 2019 Warrant Modification Loss because it was recorded by Canopy within equity. The nine months and three months ended November 30, 2020, includes costs designed to improve Canopy’s organizational focus, streamline operations, and align production capability with projected demand.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2020	2019	2020	2019
(in millions)
Net sales	$261.5	$196.4	$101.5	$58.0
Gross profit (loss)	$(33.0)	$13.8	$19.6	$(7.3)
Net income (loss)	$(1,138.7)	$(246.0)	$(72.5)	$172.6
Net income (loss) attributable to Canopy	$(1,055.8)	$(245.4)	$(24.1)	$185.0

Subsequent events
In December 2020, Canopy announced its plans to close five Canadian production facilities as part of its efforts to streamline its operations and further improve margins. Canopy has publicly disclosed that it expects to record an estimated pre-tax loss of approximately C$350 million to C$400 million in their third and fourth quarters of fiscal 2021 results from the facilities closures. We expect to record our proportional share of Canopy’s estimated pre-tax loss of approximately C$130 million to C$155 million in our fourth quarter of fiscal 2021 and first quarter of fiscal 2022 results.

In December 2020, Canopy announced an agreement to divest its ownership interest in Canopy Rivers Inc. (“Canopy Rivers”) in exchange for (i) exchangeable shares, warrants, and debt in TerrAscend Corp., (ii) shares in Les Serres Vert Cannabis Inc., and (iii) the termination of a royalty agreement with The Tweed Tree Lot Inc. (the “Canopy Rivers Transaction”). As additional consideration for the assets being transferred and termination of the royalty agreement, Canopy will make a cash payment of C$115 million and issue 3,750,000 Canopy shares. The Canopy Rivers Transaction is subject to Canopy Rivers shareholder and regulatory approval.

Other equity method investment
Booker Vineyard
In April 2020, we invested in My Favorite Neighbor, LLC, also known as Booker Vineyard, a super-luxury, direct-to-consumer focused wine business (“Booker Vineyard”) which we account for under the equity method. We recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment.

9.    BORROWINGS

Borrowings consist of the following:

	November 30, 2020			February 29, 2020
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$40.0			$238.9
	$40.0			$238.9

Long-term debt
Term loan credit facilities	$24.5	$436.0	$460.5	$1,295.7
Senior notes	499.7	9,969.8	10,469.5	10,624.7
Other	4.2	10.3	14.5	25.3
	$528.4	$10,416.1	$10,944.5	$11,945.7

Senior credit facility
In March 2020, the Company, CB International Finance S.à r.l., a wholly-owned subsidiary of ours (“CB International”), certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and certain other lenders entered into a Restatement Agreement (the “2020

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

As of November 30, 2020, aggregate credit facilities under the 2020 Credit Agreement and the March 2020 Term Credit Agreement consist of the following:

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
(3)We are the borrower under the 2019 Five-Year Term Facility.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

As of November 30, 2020, information with respect to borrowings under the 2020 Credit Agreement and the March 2020 Term Credit Agreement is as follows:

	2020 Credit Agreement	March 2020 Term Credit Agreement
	Revolving Credit Facility	2019 Five- Year Term Facility (1)
(in millions)
Outstanding borrowings	$—	$460.5
Interest rate	—%	1.0%
LIBOR margin	—%	0.88%
Outstanding letters of credit	$11.8
Remaining borrowing capacity (2)	$1,948.2
(1)Outstanding term loan facilities borrowings are net of unamortized debt issuance costs.
(2)Net of outstanding revolving credit facility borrowings, outstanding letters of credit under the 2020 Credit Agreement, and outstanding borrowings under our commercial paper program of $40.0 million (excluding unamortized discount) (see “Commercial paper program”).
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

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2020 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2020 Credit Agreement. As of November 30, 2020, we had $40.0 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 0.4% and a weighted average remaining term of 16 days.

Treasury lock contracts
In February and March 2020, we entered into treasury lock agreements, which were designated as cash flow hedges. As a result of these hedges, we fixed our 10-year treasury rates on $500.0 million of future debt issuances at an average rate of 1.2% (exclusive of borrowing margins). In April 2020, we settled all outstanding treasury lock contracts, and recognized an unrealized loss, net of income tax effect, of $21.8 million in accumulated other comprehensive income (loss). This loss is being amortized to interest expense over 10 years. See “Senior notes” below.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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

In October 2018, we issued $650.0 million aggregate principal amount of senior floating rate notes due November 2021 (“the Senior Floating Rate Notes”). On November 30, 2020, we repaid the Senior Floating Rate Notes with cash on hand. This note was redeemed prior to maturity at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

Debt payments
As of November 30, 2020, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $63.1 million and $17.4 million, respectively) for the remaining three months of fiscal 2021 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2021	$7.2
2022	528.7
2023	1,828.7
2024	1,078.1
2025	782.3
2026	900.0
Thereafter	5,900.0
$11,025.0

Subsequent event
Senior notes
In May 2013, we issued $500.0 million aggregate principal amount of 3.75% senior notes due May 2021 (the “3.75% May 2013 Senior Notes”). On January 5, 2021, we gave notice for full redemption of the 3.75%

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
May 2013 Senior Notes. This note will be redeemed prior to maturity at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment of approximately $4 million. The make-whole payment will be included in loss on extinguishment of debt within our consolidated results of operations in the fourth quarter of fiscal 2021.

10.    INCOME TAXES

Our effective tax rate for the nine months ended November 30, 2020, was 20.2% of tax expense as compared with 73.0% of tax benefit for the nine months ended November 30, 2019. Our effective tax rate for the three months ended November 30, 2020, was 12.0% of tax expense as compared with 225.3% of tax benefit for the three months ended November 30, 2019.

For the nine months ended November 30, 2020, our effective tax rate approximates the federal statutory rate of 21% as the effective rate of tax benefit from our foreign businesses and the recognition of a net income tax benefit from stock-based compensation award activity was largely offset by the net income tax expense recognized on the net unrealized gain from the changes in fair value of our investments in Canopy.

For the three months ended November 30, 2020, our effective tax rate was lower than the federal statutory rate of 21% primarily due to:

•the removal of valuation allowances due to the net unrealized gain from the changes in fair value of our investments in Canopy; and
•lower effective tax rates from our foreign businesses.

For the nine months and three months ended November 30, 2019, our effective tax rate was higher than the federal statutory rate of 21% primarily due to:

•the recognition of a $547.4 million net income tax benefit resulting from the remeasurement of our deferred tax assets in connection with the September 2019 enactment of tax reform in Switzerland; and
•a higher effective rate of tax benefit from our foreign businesses including the tax benefits recorded on the net unrealized loss from the changes in fair value of our investments in Canopy and the tax benefits recorded on the Canopy equity in earnings (losses) and related activities.

11.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 29, 2020	186,090,745	28,300,206	1,692,227	18,256,826	5,005,800
Conversion of shares	2,532	(2,532)	—	—	—
Exercise of stock options	—	—	2,576	(44,593)	—
Vesting of restricted stock units (1)	—	—	—	(76,019)	—
Vesting of performance share units (1)	—	—	—	(17,335)	—
Balance at May 31, 2020	186,093,277	28,297,674	1,694,803	18,118,879	5,005,800
Conversion of shares	684,808	(11,113)	(673,695)	—	—
Exercise of stock options	—	—	—	(781,075)	—
Employee stock purchases	—	—	—	(32,867)	—
Vesting of restricted stock units (1)	—	—	—	(3,514)	—
Balance at August 31, 2020	186,778,085	28,286,561	1,021,108	17,301,423	5,005,800

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 27

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Conversion of shares	417,966	(9,044)	(408,922)	—	—
Exercise of stock options	—	—	—	(110,717)	—
Vesting of restricted stock units (1)	—	—	—	(666)	—
Balance at November 30, 2020	187,196,051	28,277,517	612,186	17,190,040	5,005,800

Balance at February 28, 2019	185,740,178	28,322,419	1,149,624	18,927,966	5,005,800
Conversion of shares	133,667	(55)	(133,612)	—	—
Exercise of stock options	—	—	2,107	(173,725)	—
Vesting of restricted stock units (1)	—	—	—	(88,683)	—
Vesting of performance share units (1)	—	—	—	(29,015)	—
Cancellation of restricted shares	—	—	—	444	—
Balance at May 31, 2019	185,873,845	28,322,364	1,018,119	18,636,987	5,005,800
Share repurchases	—	—	—	265,593	—
Conversion of shares	6,267	(543)	(5,724)	—	—
Exercise of stock options	—	—	—	(258,628)	—
Employee stock purchases	—	—	—	(36,840)	—
Vesting of restricted stock units (1)	—	—	—	(2,148)	—
Balance at August 31, 2019	185,880,112	28,321,821	1,012,395	18,604,964	5,005,800
Conversion of shares	191,233	(2,215)	(189,018)	—	—
Exercise of stock options	—	—	—	(38,154)	—
Vesting of restricted stock units (1)	—	—	—	(242)	—
Balance at November 30, 2019	186,071,345	28,319,606	823,377	18,566,568	5,005,800
(1)    Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Three Months Ended November 30,	For the Nine Months Ended November 30,
2020
Restricted Stock Units	37,506	187	240	37,933
Performance Share Units	9,433	—	—	9,433

2019
Restricted Stock Units	48,562	1,176	94	49,832
Performance Share Units	17,439	—	—	17,439

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2018 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2018 Authorization have become treasury shares.

As of November 30, 2020, total shares repurchased under the 2018 Authorizations are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$1,045.9	4,897,605

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 28

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Subsequent event
In January 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock (the “2021 Authorization”). The Board of Directors did not specify a date upon which this authorization would expire. No shares have been repurchased under the 2021 Authorization. Shares repurchased under the 2021 Authorization will become treasury shares.

12.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the nine months and three months ended November 30, 2020, and for the three months ended November 30, 2019, net income (loss) per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the nine months and three months ended November 30, 2020, and for the three months ended November 30, 2019, net income (loss) per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock. For the nine months ended November 30, 2019, net income (loss) per common share – diluted for Class A Common Stock and Class B Convertible Common Stock has been computed using the two-class method. The computation of basic and diluted net income (loss) per common share is as follows:

	For the Nine Months Ended
	November 30, 2020		November 30, 2019
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$1,436.5	$178.6	$(364.0)	$(46.2)
Conversion of Class B common shares into Class A common shares	178.6	—	—	—
Effect of stock-based awards on allocated net income (loss)	—	(1.2)	—	—
Net income (loss) attributable to CBI allocated – diluted	$1,615.1	$177.4	$(364.0)	$(46.2)

Weighted average common shares outstanding – basic	170.083	23.284	168.258	23.316
Conversion of Class B common shares into Class A common shares (1)	23.284	—	—	—
Stock-based awards, primarily stock options (1)	1.734	—	—	—
Weighted average common shares outstanding – diluted	195.101	23.284	168.258	23.316

Net income (loss) per common share attributable to CBI – basic	$8.44	$7.67	$(2.17)	$(1.98)
Net income (loss) per common share attributable to CBI – diluted	$8.28	$7.62	$(2.17)	$(1.98)

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 29

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Three Months Ended
	November 30, 2020		November 30, 2019
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$1,139.5	$141.4	$320.1	$40.3
Conversion of Class B common shares into Class A common shares	141.4	—	40.3	—
Effect of stock-based awards on allocated net income (loss)	—	(1.1)	—	(0.4)
Net income (loss) attributable to CBI allocated – diluted	$1,280.9	$140.3	$360.4	$39.9

Weighted average common shares outstanding – basic	170.571	23.274	168.346	23.314
Conversion of Class B common shares into Class A common shares	23.274	—	23.314	—
Stock-based awards, primarily stock options	1.599	—	3.196	—
Weighted average common shares outstanding – diluted	195.444	23.274	194.856	23.314

Net income (loss) per common share attributable to CBI – basic	$6.68	$6.07	$1.90	$1.73
Net income (loss) per common share attributable to CBI – diluted	$6.55	$6.03	$1.85	$1.71

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive:

		For the Nine Months Ended
		November 30, 2019
	(in millions)
	Class B Convertible Common Stock	23.316
	Stock-based awards, primarily stock options	3.290

13.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, net unrealized gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2020
Net income (loss) attributable to CBI			$1,615.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(101.8)	$—	(101.8)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(101.8)	—	(101.8)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(39.1)	3.2	(35.9)
Reclassification adjustments	34.1	(2.4)	31.7
Net gain (loss) recognized in other comprehensive income (loss)	(5.0)	0.8	(4.2)

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 30

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.6)	0.2	(0.4)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.6)	0.2	(0.4)
Share of OCI of equity method investments
Net gain (loss)	20.6	(5.3)	15.3
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	20.6	(5.3)	15.3
Other comprehensive income (loss) attributable to CBI	$(86.8)	$(4.3)	(91.1)
Comprehensive income (loss) attributable to CBI			$1,524.0

For the Nine Months Ended November 30, 2019
Net income (loss) attributable to CBI			$(410.2)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(4.5)	$—	(4.5)
Reclassification adjustments	(22.7)	—	(22.7)
Net gain (loss) recognized in other comprehensive income (loss)	(27.2)	—	(27.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	18.5	3.7	22.2
Reclassification adjustments	(8.4)	(1.1)	(9.5)
Net gain (loss) recognized in other comprehensive income (loss)	10.1	2.6	12.7
Pension/postretirement adjustments:
Net actuarial gain (loss)	—	—	—
Reclassification adjustments	1.8	(0.1)	1.7
Net gain (loss) recognized in other comprehensive income (loss)	1.8	(0.1)	1.7
Share of OCI of equity method investments
Net gain (loss)	(22.3)	5.2	(17.1)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(22.3)	5.2	(17.1)
Other comprehensive income (loss) attributable to CBI	$(37.6)	$7.7	(29.9)
Comprehensive income (loss) attributable to CBI			$(440.1)

For the Three Months Ended November 30, 2020
Net income (loss) attributable to CBI			$1,280.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$347.2	$—	347.2
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	347.2	—	347.2
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	124.3	—	124.3
Reclassification adjustments	6.1	(0.5)	5.6
Net gain (loss) recognized in other comprehensive income (loss)	130.4	(0.5)	129.9
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.4)	0.2	(0.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.4)	0.2	(0.2)

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 31

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments
Net gain (loss)	(14.1)	(4.7)	(18.8)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(14.1)	(4.7)	(18.8)
Other comprehensive income (loss) attributable to CBI	$463.1	$(5.0)	458.1
Comprehensive income (loss) attributable to CBI			$1,739.0

For the Three Months Ended November 30, 2019
Net income (loss) attributable to CBI			$360.4
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$53.7	$—	53.7
Reclassification adjustments	(22.7)	—	(22.7)
Net gain (loss) recognized in other comprehensive income (loss)	31.0	—	31.0
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	56.9	(0.1)	56.8
Reclassification adjustments	(2.4)	(0.5)	(2.9)
Net gain (loss) recognized in other comprehensive income (loss)	54.5	(0.6)	53.9
Pension/postretirement adjustments:
Net actuarial gain (loss)	—	—	—
Reclassification adjustments	1.7	(0.1)	1.6
Net gain (loss) recognized in other comprehensive income (loss)	1.7	(0.1)	1.6
Share of OCI of equity method investments
Net gain (loss)	8.3	(2.0)	6.3
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	8.3	(2.0)	6.3
Other comprehensive income (loss) attributable to CBI	$95.5	$(2.7)	92.8
Comprehensive income (loss) attributable to CBI			$453.2

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 29, 2020	$(345.7)	$62.5	$(2.6)	$19.5	$(266.3)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(101.8)	(35.9)	(0.4)	15.3	(122.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	31.7	—	—	31.7
Other comprehensive income (loss)	(101.8)	(4.2)	(0.4)	15.3	(91.1)
Balance, November 30, 2020	$(447.5)	$58.3	$(3.0)	$34.8	$(357.4)

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 32

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2020	2019	2020	2019
(in millions)
Cost of product sold
Recovery of (loss on) inventory write-down	$(26.5)	$8.6	$(26.5)	$—
Strategic business development costs	(25.8)	(124.2)	(0.7)	(61.7)
COVID-19 incremental costs	(6.3)	—	(0.8)	—
Net gain (loss) on undesignated commodity derivative contracts	(0.3)	(23.7)	9.1	3.1
Flow through of inventory step-up	(0.1)	(1.5)	—	(0.3)
Settlements of undesignated commodity derivative contracts	30.2	7.5	6.6	2.3
Accelerated depreciation	—	(7.1)	—	(1.8)
Total cost of product sold	(28.8)	(140.4)	(12.3)	(58.4)

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 33

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2020	2019	2020	2019

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(21.6)	(25.5)	(12.7)	(2.4)
Net gain (loss) on foreign currency derivative contracts	(8.0)	(0.8)	—	(0.8)
Transaction, integration, and other acquisition-related costs	(5.4)	(6.7)	(1.5)	(1.2)
COVID-19 incremental costs	(4.8)	—	(0.2)	—
Impairment of intangible assets	—	(11.0)	—	—
Other gains (losses) (1)	4.6	1.1	(4.3)	—
Total selling, general, and administrative expenses	(35.2)	(42.9)	(18.7)	(4.4)

Impairment of assets held for sale	(24.0)	(417.0)	(21.0)	(390.0)

Gain (loss) on sale of business	(4.7)	76.0	(0.3)	76.0
Comparable Adjustments, Operating income (loss)	$(92.7)	$(524.3)	$(52.3)	$(376.8)

(1)	Primarily includes the following:
		For the Nine Months Ended November 30,
		2020	2019
	Gain on vineyard sale	$8.8	$—
	Increase in our ownership interest in Nelson’s Green Brier	$—	$11.8
	(Increase) in estimated fair value of a contingent liability associated with a prior period acquisition	$—	$(11.4)

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

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2020	2019	2020	2019
(in millions)
Beer
Net sales	$4,697.9	$4,428.4	$1,677.9	$1,310.6
Segment operating income (loss)	$1,988.0	$1,780.8	$714.5	$514.9
Capital expenditures	$347.8	$427.6	$149.3	$154.8
Depreciation and amortization	$143.8	$155.7	$50.9	$49.5

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 34

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2020	2019	2020	2019
(in millions)
Wine and Spirits
Net sales:
Wine	$1,711.2	$1,747.3	$666.7	$601.2
Spirits	252.8	264.9	93.5	87.6
Net sales	$1,964.0	$2,012.2	$760.2	$688.8
Segment operating income (loss)	$507.8	$501.6	$182.3	$180.4
Income (loss) from unconsolidated investments	$26.6	$34.6	$25.5	$31.6
Equity method investments (1)	$137.7	$97.9	$137.7	$97.9
Capital expenditures	$67.3	$58.5	$29.9	$15.4
Depreciation and amortization	$68.5	$75.2	$23.2	$25.2

Corporate Operations and Other
Segment operating income (loss)	$(171.3)	$(148.7)	$(61.4)	$(51.3)
Income (loss) from unconsolidated investments	$0.2	$(1.8)	$(0.3)	$(0.5)
Equity method investments	$83.5	$81.4	$83.5	$81.4
Capital expenditures	$52.6	$52.2	$10.7	$12.9
Depreciation and amortization	$10.9	$15.2	$3.7	$4.7

Canopy
Net sales	$261.5	$196.4	$101.5	$58.0
Segment operating income (loss)	$(1,071.0)	$(541.3)	$(213.4)	$(210.8)
Capital expenditures	$135.9	$443.5	$21.5	$172.9
Depreciation and amortization	$78.5	$56.2	$23.9	$21.2

Consolidation and Eliminations
Net sales	$(261.5)	$(196.4)	$(101.5)	$(58.0)
Operating income (loss)	$1,071.0	$541.3	$213.4	$210.8
Income (loss) from unconsolidated investments	$(108.8)	$(180.2)	$(43.0)	$(71.1)
Equity method investments	$2,738.7	$2,879.4	$2,738.7	$2,879.4
Capital expenditures	$(135.9)	$(443.5)	$(21.5)	$(172.9)
Depreciation and amortization	$(78.5)	$(56.2)	$(23.9)	$(21.2)

Comparable Adjustments
Operating income (loss)	$(92.7)	$(524.3)	$(52.3)	$(376.8)
Income (loss) from unconsolidated investments	$212.5	$(2,564.4)	$800.2	$(416.5)
Depreciation and amortization	$—	$7.1	$—	$1.8

Consolidated
Net sales	$6,661.9	$6,440.6	$2,438.1	$1,999.4
Operating income (loss)	$2,231.8	$1,609.4	$783.1	$267.2
Income (loss) from unconsolidated investments (2)	$130.5	$(2,711.8)	$782.4	$(456.5)
Equity method investments (1)	$2,959.9	$3,058.7	$2,959.9	$3,058.7
Capital expenditures	$467.7	$538.3	$189.9	$183.1
Depreciation and amortization	$223.2	$253.2	$77.8	$81.2

(1)	Equity method investments balance at November 30, 2020, and November 30, 2019, exclude amounts reclassified to assets held for sale.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 35

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(2)	Income (loss) from unconsolidated investments consists of:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2020	2019	2020	2019
	(in millions)
	Unrealized net gain (loss) on securities measured at fair value	$524.7	$(2,200.9)	$769.6	$(534.3)
	Equity in earnings (losses) from Canopy and related activities	(421.0)	(544.2)	(12.4)	46.2
	Equity in earnings (losses) from other equity method investees	26.8	32.9	25.2	31.1
	Net gain (loss) on sale of unconsolidated investment	—	0.4	—	0.5
		$130.5	$(2,711.8)	$782.4	$(456.5)

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
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

•Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended November 30, 2020 (“Third Quarter 2021”), and November 30, 2019 (“Third Quarter 2020”), and the nine months ended November 30, 2020 (“Nine Months 2021”), and November 30, 2019 (“Nine Months 2020”). In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
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

In connection with our business strategy for the Beer segment, we have more than tripled the production capacity of our brewery located in Nava, Coahuila, Mexico (the “Nava Brewery”) since its June 2013 acquisition. Additionally, we are continuing to invest to expand our brewery operations in Obregon, Sonora, Mexico (the “Obregon Brewery”), where an additional five million hectoliter expansion is now expected to be completed in early fiscal 2022, although further COVID-19 containment measures may alter that timeline. At this time, we have paused all Mexicali Brewery construction activities, following a negative result from a public consultation held in Mexico, see “Capital expenditures” below. Expansion, construction, and optimization efforts in Mexico continue to align with our anticipated future growth expectations.

Our business strategy for the Wine and Spirits segment is to build an industry-leading portfolio of higher-end wine and spirits brands. We are investing to meet the evolving needs of consumers, including launching direct-to-consumer and eCommerce platforms; building brands through consumer insights, sensory expertise, and innovation; and refreshing existing brands, as we continue to focus on moving our branded wine and spirits portfolio towards a higher-margin, higher-growth portfolio of brands. We dedicate a large share of our sales and marketing resources to well-known wine and spirits brands sold in the U.S., which comprise the U.S. Power Brands

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents
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
(1)See “Recent Developments - Wine and Spirits Transactions” below.
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

We complemented our total beverage alcohol strategy in an adjacent category by making investments in Canopy, a leading cannabis company with operations in countries across the world. These investments are consistent with our long-term strategy to identify, meet, and stay ahead of evolving consumer trends and market dynamics, and they represent a significant expansion of our strategic relationship to position Canopy as a global leader in cannabis production, branding, intellectual property, and retailing.

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth, maintain our targeted leverage ratio, and deliver returns to shareholders through the payment of quarterly cash dividends and periodic share repurchases.

Recent Developments

Wine and Spirits Transactions
In January 2021, we sold a portion of our wine and spirits business, including lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities. We received cash proceeds of $559.5 million, subject to certain post-closing adjustments from the Further Revised Wine and Spirits Transaction. In addition, we have the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing. In January 2021, we also sold the New Zealand-based Nobilo Wine brand and certain related assets. We received cash proceeds of $129.1 million, subject to certain post-closing adjustments from the Nobilo Wine Transaction. The cash proceeds from these transactions will be utilized to repay the 3.75% May 2013 Senior Notes and for other general corporate purposes. These divestitures are consistent with our strategic focus on higher-margin, higher-growth brands.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
Paul Masson Transaction
In December 2020, we received FTC clearance to close the Paul Masson Transaction. In the fourth quarter of fiscal 2021, we currently expect to receive cash proceeds of approximately $265 million, subject to certain closing and post-closing adjustments. The net cash proceeds will be used for other general corporate purposes.

Concentrate Business Transaction
In December 2020, we sold certain brands used in our concentrates and high-color concentrate business, and certain intellectual property, inventory, goodwill, interests in certain contracts, and assets of our concentrates and high-color concentrate business.

The following table presents selected financial information included in our historical consolidated financial statements that will no longer be part of our consolidated results of operations after the Wine and Spirits Transactions, Paul Masson Transaction, and Concentrate Business Transaction:

	Nine Months 2021	Nine Months 2020	Fiscal 2020
(in millions)
Net sales	$578.4	$638.0	$874.9
Gross profit	$229.5	$247.0	$335.6
Marketing (1)	$12.4	$13.1	$17.7
(1)Included in selling, general, and administrative expenses within our consolidated results of operations.

Canopy optimization
In December 2020, Canopy announced its plans to close five Canadian production facilities as part of its efforts to streamline its operations and further improve margins. Canopy has publicly disclosed that it expects to record an estimated pre-tax loss of approximately C$350 million to C$400 million in their third and fourth quarters of fiscal 2021 results from the facilities closures. We expect to record our proportional share of Canopy’s estimated pre-tax loss of approximately C$130 million to C$155 million in our fourth quarter of fiscal 2021 and first quarter of fiscal 2022 results.

In December 2020, Canopy announced an agreement to divest its ownership interest in Canopy Rivers in the Canopy Rivers Transaction. As additional consideration for the assets being transferred and termination of the royalty agreement, Canopy will make a cash payment of C$115 million and issue 3,750,000 Canopy shares. The Canopy Rivers Transaction is subject to Canopy Rivers shareholder and regulatory approval.

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents
COVID-19 cases within our workforce. Since our non-production workforce is able to work remotely using various technology tools, we are able to maintain our operations and internal controls over financial reporting and disclosures. The health and safety of our workforce remains a top priority. We continue to implement and evolve our comprehensive plan to return to our non-production facilities, with government recommendations and our workforce safety guiding how we manage our return to facilities.

COVID-19 containment measures have affected us primarily in the reduction of (i) depletion volume on our products in the on-premise business due to bar and restaurant closures and (ii) shipment volume related to the reduced production activity at our major breweries in Mexico. The on-premise business has historically been about 10% to 15% of our depletion volume for beer, wine, and spirits. The decrease in the on-premise business has been partially offset by an increase in off-premise. We expect our on-premise depletion volumes to return to more normal levels as the Federal Drug Administration approved COVID-19 vaccines are administered across the U.S. and states begin the process of fully reopening their economies, including bars and restaurants.

Currently, our breweries, wineries, and bottling facilities are open and operational. However, certain select facilities may experience occasional temporary closures due to applicable local conditions. In June 2020, beer production at our major breweries in Mexico returned to normal levels following a slow down earlier in the fiscal year. Our supply chains and distribution channels have not been materially impacted and we are working to rebuild our supply of products to meet forecasted demand. As a result of decreased production levels, we are closely monitoring distributor inventory to optimize stock levels. Product inventories have improved during the Third Quarter 2021 and are now expected to return to more normal levels by the end of Fiscal 2021.

We have also been impacted by the containment actions imposed by the Mexican government, including a temporary halt on expansion activities at the Obregon Brewery in early fiscal 2021. In June 2020, we resumed construction on a planned additional five million hectoliters expansion. Expansion is now expected to be completed in early fiscal 2022, although any further containment actions associated with COVID-19 may alter that timeline.

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

We expect the value of the Canopy investments accounted for at fair value to be volatile in future periods. Unrealized net gain (loss) from the changes in fair value of our Canopy investments accounted for at fair value in income (loss) from unconsolidated investments, are as follows:

Date of Investment	Investment	Third Quarter 2021	Third Quarter 2020	Nine Months 2021	Nine Months 2020
(in millions)
Nov 2017	Warrants (1)	$—	$(91.9)	$(61.8)	$(542.7)
Jun 2018	Convertible debt securities	27.7	(15.6)	25.2	(97.0)
Nov 2018	Warrants (2)	741.9	(426.8)	561.3	(1,561.2)
		$769.6	$(534.3)	$524.7	$(2,200.9)
(1)For additional information on the May 2020 Canopy Investment, refer to Note 8 of the Financial Statements.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
(2)In June 2019, the Canopy Shareholders approved the modification of the terms of the November 2018 Canopy Warrants. For additional information refer to Note 8 of the Financial Statements. Nine Months 2020 includes a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.

We expect Canopy’s earnings to be volatile in future periods. Equity in earnings (losses) and related activities for our Canopy Equity Method Investment are recognized on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods (i) July through September 2020, in our Third Quarter 2021 results, (ii) July through September 2019, in our Third Quarter 2020 results, (iii) January through September 2020, in our Nine Months 2021 results, and (iv) January through September 2019, in our Nine Months 2020 results.

As of November 30, 2020, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our November 2018 Canopy Warrants, Canopy Debt Securities, and the New Acreage Financial Instrument would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If we exercised all of our November 2018 Canopy Warrants, expiring November 1, 2023, and November 1, 2026, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would be expected to increase to greater than 50%. In connection with the Acreage Transaction, Canopy and Acreage have entered into the New Acreage Financial Instrument, which would require the issuance of Canopy shares. If Canopy exercised the New Acreage Financial Instrument, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would decrease and no longer be expected to be greater than 50%.

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

Wine and Spirits segment
Copper and Kings acquisition
In September 2020, we acquired the remaining ownership interest in Copper and Kings which primarily included the acquisition of inventories, and property, plant, and equipment. This acquisition included a collection of traditional and craft batch-distilled American brandies and other select spirits. The results of operations of Copper and Kings are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Empathy Wines acquisition
In June 2020, we acquired Empathy Wines, which primarily included the acquisition of goodwill, trademarks, and inventory. This acquisition, which included a digitally-native wine brand, strengthened our position in the direct-to-consumer and eCommerce markets. The results of operations of Empathy Wines are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents
Booker Vineyard investment
In April 2020, we invested in Booker Vineyard, a super-luxury, direct-to-consumer focused wine business that is accounted for under the equity method. We recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment.

Black Velvet Divestiture
In November 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory at a transaction value of $266.3 million. Accordingly, our consolidated results of operations include the results of operations of our Canadian whisky business through the date of divestiture. We received cash proceeds of $266.7 million, net of post-closing adjustments. This divestiture is consistent with our strategic focus on higher-margin, higher-growth brands. We recognized a net gain of $70.5 million on the sale of the business primarily in the third quarter of fiscal 2020.

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

For additional information on these recent developments, investments, acquisitions, and divestitures, refer to Notes 3, 5, and 8 of the Financial Statements.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

References to organic throughout the following discussion exclude the impact of divested brand activity in connection with the Ballast Point Divestiture (beer), and Black Velvet Divestiture (wine and spirits), as appropriate.

For Third Quarter 2021 compared with Third Quarter 2020:

•Our results of operations benefited from an unrealized net gain from the changes in fair value of our investments in Canopy in Third Quarter 2021 as well as improvements within both the Beer and Wine and Spirits segments.

•Net sales increased 22% due to an increase in both Beer and Wine and Spirits net sales driven primarily by volume growth. Favorable impacts from pricing and product mix shift also contributed to the increase as compared with Third Quarter 2020.

•Operating income increased 193% largely due to Third Quarter 2020 impairment of long-lived assets held for sale primarily in connection with the Wine and Spirits Transactions as well as an increase in Beer net sales in Third Quarter 2021 driven by volume growth.

•Net income attributable to CBI and diluted net income per common share attributable to CBI increased largely due to (i) an unrealized net gain from the changes in fair value of our investments in Canopy in Third Quarter 2021 as compared with an unrealized net loss in Third Quarter 2020, (ii) an impairment of long-lived assets held for sale in Third Quarter 2020, and (iii) volume growth within both the Beer and Wine and Spirits segments, partially offset by the Third Quarter 2021 provision for income taxes as compared with the benefit from income taxes for Third Quarter 2020.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents
For Nine Months 2021 compared with Nine Months 2020:

•Our results of operations benefited from the unrealized net gain from the changes in fair value of our investments in Canopy in Nine Months 2021 and improvements within the Beer segment.

•Net sales increased 3% due to (i) an increase in Beer net sales driven predominantly by volume growth, (ii) favorable impacts from pricing and product mix shift within both the Beer and Wine and Spirits segments, partially offset by (i) Wine and Spirits net sales led by branded volume decline largely from brands to be divested in January 2021, (ii) the Ballast Point Divestiture, and (iii) the Black Velvet Divestiture.

•Operating income increased 39% largely due to charges recognized for Nine Months 2020 in connection with our business transformation strategy within the Wine and Spirits segment, including an impairment of long-lived assets held for sale primarily in connection with the Wine and Spirits Transactions and an increase in Beer net sales in Nine Months 2021 driven by volume growth.

•Net income attributable to CBI and diluted net income per common share attributable to CBI increased largely due to (i) the increase in unrealized net gain from the changes in fair value of our investments in Canopy in Nine Months 2021 as compared with the unrealized net loss in Nine Months 2020, (ii) an impairment of long-lived assets held for sale in Nine Months 2020, and (iii) volume growth within the Beer segment, partially offset by Nine Months 2021 provision for income taxes as compared with the benefit from income taxes for Nine Months 2020.

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
As more fully described herein and in the related Notes to the Financial Statements, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Third Quarter 2021	Third Quarter 2020	Nine Months 2021	Nine Months 2020
(in millions)
Cost of product sold
Recovery of (loss on) inventory write-down	$(26.5)	$—	$(26.5)	$8.6
COVID-19 incremental costs	(0.8)	—	(6.3)	—
Strategic business development costs	(0.7)	(61.7)	(25.8)	(124.2)
Net gain (loss) on undesignated commodity derivative contracts	9.1	3.1	(0.3)	(23.7)
Settlements of undesignated commodity derivative contracts	6.6	2.3	30.2	7.5
Accelerated depreciation	—	(1.8)	—	(7.1)
Flow through of inventory step-up	—	(0.3)	(0.1)	(1.5)
Total cost of product sold	(12.3)	(58.4)	(28.8)	(140.4)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(12.7)	(2.4)	(21.6)	(25.5)
Transaction, integration, and other acquisition-related costs	(1.5)	(1.2)	(5.4)	(6.7)
COVID-19 incremental costs	(0.2)	—	(4.8)	—
Net gain (loss) on foreign currency derivative contracts	—	(0.8)	(8.0)	(0.8)
Impairment of intangible assets	—	—	—	(11.0)
Other gains (losses)	(4.3)	—	4.6	1.1
Total selling, general, and administrative expenses	(18.7)	(4.4)	(35.2)	(42.9)

Impairment of assets held for sale	(21.0)	(390.0)	(24.0)	(417.0)
Gain (loss) on sale of business	(0.3)	76.0	(4.7)	76.0
Comparable Adjustments, Operating income (loss)	$(52.3)	$(376.8)	$(92.7)	$(524.3)

Income (loss) from unconsolidated investments	$800.2	$(416.5)	$212.5	$(2,564.4)

Cost of product sold
Recovery of (loss on) inventory write-down
We recognized (i) a loss on the write-down of certain grapes as a result of smoke damage sustained during the 2020 U.S. wildfires (Third Quarter 2021, Nine Months 2021) and (ii) a reimbursement from our insurance carriers for losses recognized on the write-down of certain bulk wine inventory as a result of smoke damage sustained during the Fall 2017 California wildfires (Nine Months 2020). For additional information on the 2020 U.S. wildfires, refer to Note 2 of the Financial Statements.

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents

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

Other gains (losses)
We recognized other gains (losses) primarily in connection with (i) a gain recognized on the sale of a vineyard (Nine Months 2021), (ii) an increase in estimated fair value of a contingent liability associated with a prior period acquisition (Nine Months 2020), and (iii) and a gain on the remeasurement of our previously held equity interest in Nelson’s Green Brier to the acquisition-date fair value (Nine Months 2020).

Impairment of assets held for sale
We recognized impairments of long-lived assets held for sale in connection with the Wine and Spirits Transactions and the Concentrate Business Transaction. For additional information, refer to Note 5 of the Financial Statements.

Gain (loss) on sale of business
We recognized a net gain (loss) primarily on the completion of the Black Velvet Divestiture.

Income (loss) from unconsolidated investments
We recognized an unrealized gain (loss) primarily from (i) the changes in fair value of our securities measured at fair value, (ii) equity in earnings (losses) from Canopy’s results of operations, (iii) equity losses from

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
Canopy related to costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand (Nine Months 2021), and (iv) the increase in fair value resulting from the June 2019 modification of the terms of the November 2018 Canopy Warrants (Nine Months 2020). For additional information, refer to Notes 5 and 8 of the Financial Statements.

THIRD QUARTER 2021 COMPARED TO THIRD QUARTER 2020

Net sales

	Third Quarter 2021	Third Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$1,677.9	$1,310.6	$367.3	28%
Wine and Spirits:
Wine	666.7	601.2	65.5	11%
Spirits	93.5	87.6	5.9	7%
Total Wine and Spirits	760.2	688.8	71.4	10%
Canopy	101.5	58.0	43.5	75%
Consolidation and Eliminations	(101.5)	(58.0)	(43.5)	(75%)
Consolidated net sales	$2,438.1	$1,999.4	$438.7	22%

Beer segment	Third Quarter 2021	Third Quarter 2020	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,677.9	$1,310.6	$367.3	28%

Shipment volume
Total	92.3	72.6		27.1%
Organic (1)	92.3	72.1		28.0%

Depletion volume (1) (2)				12.3%
(1)Includes an adjustment to remove volume associated with the Ballast Point Divestiture for the period September 1, 2019, through November 30, 2019.
(2)Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is largely due to $361.8 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, new product introductions, and line extensions, $14.3 million favorable impact from pricing in select markets within our Mexican beer portfolio, and $12.5 million favorable product mix shift, partially offset by $20.2 million from the Ballast Point Divestiture. Favorable product mix shift primarily resulted from a return to smaller packaging sizes, increased sales of our newly-released Corona Hard Seltzer, and a reduction in on-premise keg sales. The shipment volume trend outpaced the depletion volume trend for Third Quarter 2021, as we began to replenish inventory levels in our distribution channels which were lower due to COVID-19 containment measures negatively affecting early fiscal 2021 production activity at our major breweries in Mexico. We expect this shipment volume trend to continue in the fourth quarter of fiscal 2021 and inventory in our distribution channels to return to normal levels by the end of Fiscal 2021.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents

Wine and Spirits segment	Third Quarter 2021	Third Quarter 2020	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$760.2	$688.8	$71.4	10%

Shipment volume
Total	13.2	12.8		3.1%
Organic (3)	13.2	12.4		6.5%

U.S. Domestic	12.2	11.6		5.2%
Organic U.S. Domestic (3)	12.2	11.3		8.0%

U.S. Domestic Power Brands	6.1	5.9		3.4%

Depletion volume (2)
U.S. Domestic (3)				(0.8%)
U.S. Domestic Power Brands				3.7%
(3)Includes an adjustment to remove volume associated with the Black Velvet Divestiture for the period September 1, 2019, through October 31, 2019.

The increase in Wine and Spirits net sales is primarily due to a $46.5 million increase in branded wine and spirits volume, $27.9 million increase from favorable product mix shift, and $15.2 million from favorable pricing, partially offset by $13.4 million from the Black Velvet Divestiture, and $7.1 million driven by lower non-branded and bulk wine and spirits net sales. The Wine and Spirits Third Quarter 2021 results have been favorably impacted by (i) our continued focus on new product development (“NPD”) and Power Brands and (ii) an increase in off-premise. During Fiscal 2021, as transition activities with distributors who are repositioning for ownership of brands upon closing the Wine and Spirits Transactions continue to occur, we do not expect shipment volume to be aligned with depletion volume.

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

Gross profit

	Third Quarter 2021	Third Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$952.7	$735.3	$217.4	30%
Wine and Spirits	327.8	310.6	17.2	6%
Canopy	19.6	(7.3)	26.9	NM
Consolidation and Eliminations	(19.6)	7.3	(26.9)	NM
Comparable Adjustments	(12.3)	(58.4)	46.1	79%
Consolidated gross profit	$1,268.2	$987.5	$280.7	28%

NM = Not Meaningful

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 48

MD&A	Table of Contents

The increase in Beer is largely due to $206.3 million of volume growth, $14.3 million of favorable impact from pricing, and $7.9 million of favorable product mix shift, partially offset by $6.8 million of higher cost of product sold and a decrease of $5.4 million in gross profit due to the Ballast Point Divestiture. Favorable product mix shift primarily resulted from the return to smaller packaging sizes and a reduction in on-premise keg sales, partially offset by increased sales of our newly-released Corona Hard Seltzer. The higher cost of product sold is largely due to increased operational costs of $10.2 million and increased transportation costs of $5.0 million, partially offset by $8.4 million of foreign currency transactional benefits. The increase in operational costs primarily consisted of higher (i) glass material costs, (ii) brewery compensation and benefits, and (iii) depreciation, partially offset by favorable fixed cost absorption. The increase in transportation costs primarily resulted from strategic actions taken to expedite shipments as we began to replenish inventory levels in our distribution channels which were lower due to COVID-19 containment measures.

The increase in Wine and Spirits is largely due to $23.6 million of growth in branded wine and spirits volume, driven by NPD and Power Brands, $22.7 million of favorable product mix shift, and $15.2 million from favorable pricing, partially offset by $32.6 million higher cost of product sold, a decrease of $7.1 million in gross profit due to the Black Velvet Divestiture, and $6.7 million driven by lower non-branded and bulk wine and spirits net sales. Higher cost of product sold was largely attributable to unfavorable fixed cost absorption of $20.0 million from decreased production levels at certain facilities as a result of the 2020 U.S. wildfires.

Gross profit as a percent of net sales increased to 52.0% for Third Quarter 2021 compared with 49.4% for Third Quarter 2020. This was largely due to (i) a favorable change of approximately 200 basis points in Comparable Adjustments, (ii) approximately 105 basis points of rate growth from volume within the Beer segment, (iii) approximately 40 basis points of rate growth from favorable Wine and Spirits product mix shift, and (iv) favorable impact from both Wine and Spirits and Beer pricing in select markets, which contributed approximately 35 basis points and 30 basis points of rate growth, respectively, partially offset by approximately 145 basis points and 30 basis points of rate decline from cost of product sold within the Wine and Spirits and Beer segments, respectively.

Selling, general, and administrative expenses

	Third Quarter 2021	Third Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$238.2	$220.4	$17.8	8%
Wine and Spirits	145.5	130.2	15.3	12%
Corporate Operations and Other	61.4	51.3	10.1	20%
Canopy	233.0	203.5	29.5	14%
Consolidation and Eliminations	(233.0)	(203.5)	(29.5)	(14%)
Comparable Adjustments	18.7	4.4	14.3	NM
Consolidated selling, general, and administrative expenses	$463.8	$406.3	$57.5	14%

The increase in Beer is primarily due to an increase of $11.6 million in marketing spend that was driven by timing and a $6.3 million increase in general and administrative expenses. Many of our planned investments to support the growth of our Mexican beer portfolio through media and event sponsorships were suspended or canceled in the six months ended August 31, 2020, resulting from COVID-19 containment measures which shifted our normal spend to the second half of fiscal 2021. We now expect marketing spend will range from 9% to 9.5% of net sales for Fiscal 2021. The increase in general and administrative expenses is largely driven by increased compensation and benefits, partially offset by lower travel and entertainment expenses.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 49

MD&A	Table of Contents

The increase in Wine and Spirits is primarily due to an increase of $10.2 million in marketing spend that was driven by timing and a $5.5 million increase in general and administrative expenses. Many of our planned investments to support the growth of our Power Brands through media and event sponsorships were suspended or canceled in the six months ended August 31, 2020, resulting from COVID-19 containment measures which shifted our normal spend to the second half of fiscal 2021. We now expect marketing spend will range from 8% to 10% of net sales for Fiscal 2021. The increase in general and administrative expenses is driven by increased compensation and benefits.

The increase in Corporate Operations and Other is largely due to approximately an $8 million increase in compensation and benefits and $3 million of unfavorable foreign currency losses.
Selling, general, and administrative expenses as a percent of net sales decreased to 19.0% for Third Quarter 2021 as compared with 20.3% for Third Quarter 2020. The decrease is driven largely by 290 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses, partially offset by (i) an increase in Corporate Operations and Other general and administrative expenses, which resulted in approximately 65 basis points of rate growth and (ii) an unfavorable change of 65 basis points in Comparable Adjustments.

Operating income (loss)

	Third Quarter 2021	Third Quarter 2020	Dollar Change	Percent Change
(in millions)
Beer	$714.5	$514.9	$199.6	39%
Wine and Spirits	182.3	180.4	1.9	1%
Corporate Operations and Other	(61.4)	(51.3)	(10.1)	(20%)
Canopy	(213.4)	(210.8)	(2.6)	(1%)
Consolidation and Eliminations	213.4	210.8	2.6	1%
Comparable Adjustments	(52.3)	(376.8)	324.5	86%
Consolidated operating income (loss)	$783.1	$267.2	$515.9	193%

The increase in Beer is largely attributable to the strong net sales volume growth within our Mexican beer portfolio.

Wine and Spirits remained flat as the increase in branded wine and spirits volume, favorable product mix shift, and favorable pricing impact, were largely offset by higher cost of product sold and increased marketing spend.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to the increase in compensation and benefit costs.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 50

MD&A	Table of Contents
Income (loss) from unconsolidated investments
General

	Third Quarter 2021	Third Quarter 2020	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value	$769.6	$(534.3)	$1,303.9	244%
Equity in earnings (losses) from Canopy and related activities	(12.4)	46.2	(58.6)	(127%)
Equity in earnings (losses) from other equity method investees	25.2	31.1	(5.9)	(19%)
Net gain (loss) on sale of unconsolidated investment	—	0.5	(0.5)	NM
	$782.4	$(456.5)	$1,238.9	271%

Canopy segment
Canopy net sales increased to $101.5 million for Third Quarter 2021 from $58.0 million for Third Quarter 2020. This increase of $43.5 million, or 75% is primarily attributable to an increase in Canadian recreational sales as well as other product offering sales. Third Quarter 2020 Canadian recreational sales were negatively impacted by returns and pricing adjustments associated with the risk of over-supply of certain oil and softgel products at that time. The Canadian recreational sales for Third Quarter 2021 benefited from an increase in consumer demand resulting from (i) the opening of retail stores across Canada, (ii) an increase in sales of Canopy’s dry bud product, and (iii) the introduction of cannabis-infused beverages. The increase in other sales resulted from (i) vaporizers sold by Storz & Bickel GmbH & Co. KG, (ii) beauty, skincare, wellness, and sleep product sales from their May 2019 acquisition of This Works Products Limited, and (iii) sales of sports nutrition beverages, mixes, protein, gum, and mints from their October 2019 acquisition of BioSteel. Canopy gross profit (loss) increased to $19.6 million for Third Quarter 2021 from $(7.3) million for Third Quarter 2020. This increase of $26.9 million is primarily driven by increased net sales, partially offset by higher cost of product sold related to facilities not yet cultivating or producing cannabis or cannabis-related products, or having under-utilized capacity. Canopy selling, general, and administrative expenses increased $29.5 million primarily from expected credit losses on financial assets and related charges and asset impairment and restructuring costs, partially offset by a reduction in stock-based compensation expense. The combination of these factors were the main contributors to the increase in operating loss of $2.6 million.

Interest expense
Interest expense decreased to $95.7 million for Third Quarter 2021 from $103.1 million for Third Quarter 2020. This decrease of $7.4 million or 7% is predominantly due to lower average borrowings of approximately $1.0 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

(Provision for) benefit from income taxes
Our effective tax rate for Third Quarter 2021 was 12.0% of tax expense as compared with 225.3% of tax benefit for Third Quarter 2020. In comparison to prior year, our taxes were negatively impacted primarily by:

•the recognition of a $547.4 million net income tax benefit resulting from the remeasurement of our deferred tax assets for Third Quarter 2020 in connection with the September 2019 enactment of tax reform in Switzerland; and
•lower net income tax benefits recorded for Third Quarter 2021 as compared with Third Quarter 2020 on the changes in fair value of our investments in Canopy and Canopy equity in earnings (losses).

For additional information, refer to Note 10 of the Financial Statements.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 51

MD&A	Table of Contents
Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $1,280.9 million for Third Quarter 2021 from $360.4 million for Third Quarter 2020. This increase in net income (loss) of $920.5 million is largely attributable to (i) the unrealized net gain from the changes in fair value of our investments in Canopy in Third Quarter 2021 as compared with an unrealized net loss in Third Quarter 2020, (ii) volume growth within the Beer and Wine and Spirits segments, and (iii) an impairment of long-lived assets held for sale for Third Quarter 2020, partially offset by the Third Quarter 2021 provision for income taxes as compared with a benefit from income taxes for Third Quarter 2020.

NINE MONTHS 2021 COMPARED TO NINE MONTHS 2020

Net sales

	Nine Months 2021	Nine Months 2020	Dollar Change	Percent Change
(in millions)
Beer	$4,697.9	$4,428.4	$269.5	6%
Wine and Spirits:
Wine	1,711.2	1,747.3	(36.1)	(2%)
Spirits	252.8	264.9	(12.1)	(5%)
Total Wine and Spirits	1,964.0	2,012.2	(48.2)	(2%)
Canopy	261.5	196.4	65.1	33%
Consolidation and Eliminations	(261.5)	(196.4)	(65.1)	(33%)
Consolidated net sales	$6,661.9	$6,440.6	$221.3	3%

Beer segment	Nine Months 2021	Nine Months 2020	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,697.9	$4,428.4	$269.5	6%

Shipment volume
Total	258.9	246.6		5.0%
Organic (1)	258.9	244.6		5.8%

Depletion volume (1) (2)				7.3%
(1)Includes an adjustment to remove volume associated with the Ballast Point Divestiture for the period March 2, 2019, through November 30, 2019.
(2)Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is largely due to $254.7 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, new product introductions, and line extensions, $65.9 million favorable impact from pricing in select markets within our Mexican beer portfolio, and $27.1 million increase from favorable product mix shift, partially offset by $73.5 million from the Ballast Point Divestiture. Favorable product mix shift primarily resulted from increased sales of our newly-released Corona Hard Seltzer and a reduction in on-premise keg sales. The depletion volume trend outpaced the shipment volume trend for Nine Months 2021, driven by COVID-19 containment measures which negatively affected early Fiscal 2021 production activity at our major breweries in Mexico, partially offset by the increased shipment volume related to replenishing inventory levels in our distribution channels.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 52

MD&A	Table of Contents

Wine and Spirits segment	Nine Months 2021	Nine Months 2020	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,964.0	$2,012.2	$(48.2)	(2%)

Shipment volume
Total	35.6	39.6		(10.1%)
Organic (3)	35.6	38.2		(6.8%)

U.S. Domestic	32.8	36.4		(9.9%)
Organic U.S. Domestic (3)	32.8	35.0		(6.3%)

U.S. Domestic Power Brands	16.8	16.7		0.6%

Depletion volume (2)
U.S. Domestic (3)				(1.7%)
U.S. Domestic Power Brands				2.5%
(3)Includes an adjustment to remove volume associated with the Black Velvet Divestiture for the period March 1, 2019, through October 31, 2019.

The decrease in Wine and Spirits net sales is primarily due to a $110.3 million decline in branded wine and spirits volume, driven by the brands to be divested in January 2021, and $51.4 million from the Black Velvet Divestiture, partially offset by $74.6 million of favorable product mix shift and $49.6 million from favorable pricing. The Wine and Spirits Nine Months 2021 results have been negatively impacted by (i) on-premise and retail tasting room closures as a result of COVID-19 containment measures and (ii) transition activities with distributors who are repositioning for ownership of brands upon closing the Wine and Spirits Transactions, partially offset by an increase in off-premise and a continued focus on NPD and Power Brands. The benefits from favorable product mix shift are expected to lessen for the remainder of Fiscal 2021 primarily due to shipment product mix outpacing depletion product mix.

Gross profit

	Nine Months 2021	Nine Months 2020	Dollar Change	Percent Change
(in millions)
Beer	$2,632.9	$2,468.1	$164.8	7%
Wine and Spirits	868.2	874.4	(6.2)	(1%)
Canopy	(33.0)	13.8	(46.8)	NM
Consolidation and Eliminations	33.0	(13.8)	46.8	NM
Comparable Adjustments	(28.8)	(140.4)	111.6	79%
Consolidated gross profit	$3,472.3	$3,202.1	$270.2	8%

The increase in Beer is primarily due to $144.2 million of volume growth and the $65.9 million favorable impact from pricing, partially offset by $16.5 million of higher cost of product sold, $15.6 million decrease in gross profit due to the Ballast Point Divestiture, and $8.7 million of unfavorable product mix shift. The higher cost of product sold is largely due to increased operational costs of $29.3 million and increased transportation costs of $4.6 million, partially offset by $17.4 million of foreign currency transactional benefits. The increase in operational costs primarily consisted of higher material costs, including glass, cartons, and pallets. Unfavorable product mix shift primarily resulted from increased sales of our newly-released Corona Hard Seltzer, partially offset by a reduction in on-premise keg sales.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 53

MD&A	Table of Contents

The decrease in Wine and Spirits is largely due to $45.2 million higher cost of product sold, $40.2 million of decline in branded wine and spirits volume, driven by the brands to be divested in January 2021, and a decrease of $24.3 million in gross profit due to the Black Velvet Divestiture, partially offset by $55.8 million of favorable product mix shift and the $49.6 million from favorable pricing. Higher cost of product sold was largely attributable to unfavorable fixed cost absorption including $20.0 million from decreased production levels at certain facilities as a result of the 2020 U.S. wildfires in the Third Quarter 2021, certain spirits packaging size obsolescence, increased winery compensation and benefits, as well as increased packaging costs, including glass and labels, partially offset by lower grape raw material costs.

Gross profit as a percent of net sales increased to 52.1% for Nine Months 2021 compared with 49.7% for Nine Months 2020. This was largely due to a favorable change of approximately 170 basis points in Comparable Adjustments and favorable impacts from both Beer and Wine and Spirits pricing in select markets, which contributed approximately 50 basis points and 40 basis points of rate growth, respectively, partially offset by approximately 70 basis points of rate decline from higher cost of product sold within the Wine and Spirits segment and an unfavorable product mix shift for the Beer segment contributing approximately 35 basis points of rate decline.

Selling, general, and administrative expenses

	Nine Months 2021	Nine Months 2020	Dollar Change	Percent Change
(in millions)
Beer	$644.9	$687.3	$(42.4)	(6%)
Wine and Spirits	360.4	372.8	(12.4)	(3%)
Corporate Operations and Other	171.3	148.7	22.6	15%
Canopy	1,038.0	555.1	482.9	87%
Consolidation and Eliminations	(1,038.0)	(555.1)	(482.9)	(87%)
Comparable Adjustments	35.2	42.9	(7.7)	(18%)
Consolidated selling, general, and administrative expenses	$1,211.8	$1,251.7	$(39.9)	(3%)

The decrease in Beer is primarily due to a decrease of $41.9 million in marketing spend that was largely driven by decreased advertising resulting from COVID-19 related event cancellations. Many of our planned investments to support the growth of our Mexican beer portfolio through media and event sponsorships were suspended or canceled in Nine Months 2021. The favorable marketing spend as a percentage of net sales recognized in Nine Months 2021 is expected to return to targeted assumptions during the remainder of Fiscal 2021.

The decrease in Wine and Spirits is largely due to a decrease of $7.6 million in marketing spend that was largely driven by decreased advertising resulting from COVID-19 related event cancellations and a $3.7 million decrease in general and administrative expenses. Many of our planned investments to support the growth of our Power Brands through media and event sponsorships were suspended or canceled in Nine Months 2021. The favorable marketing spend as a percentage of net sales recognized in Nine Months 2021 is expected to return to targeted assumptions during the remainder of Fiscal 2021. The decrease in general and administrative expenses is driven by a favorable impact from reduced travel driven by COVID-19 containment measures and certain cost saving initiatives.

The increase in Corporate Operations and Other is largely due to approximately a $13 million increase in compensation and benefits, $7 million of unfavorable foreign currency losses, and an increase of $2 million in charitable contributions, primarily driven by COVID-19 support efforts, partially offset by $4 million of favorable impact from reduced travel driven by COVID-19 containment measures.

Selling, general, and administrative expenses as a percent of net sales decreased to 18.2% for Nine Months 2021 as compared with 19.4% for Nine Months 2020. The decrease is driven largely by a reduction in both Beer and Wine and Spirits selling, general, and administrative expenses, largely related to decreased marketing spend,

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 54

MD&A	Table of Contents
which results in approximately 145 basis points and 20 basis points of rate decline, respectively, partially offset by an increase in Corporate Operations and Other general and administrative expenses, which resulted in approximately 35 basis points of rate growth.

Operating income (loss)

	Nine Months 2021	Nine Months 2020	Dollar Change	Percent Change
(in millions)
Beer	$1,988.0	$1,780.8	$207.2	12%
Wine and Spirits	507.8	501.6	6.2	1%
Corporate Operations and Other	(171.3)	(148.7)	(22.6)	(15%)
Canopy	(1,071.0)	(541.3)	(529.7)	(98%)
Consolidation and Eliminations	1,071.0	541.3	529.7	98%
Comparable Adjustments	(92.7)	(524.3)	431.6	82%
Consolidated operating income (loss)	$2,231.8	$1,609.4	$622.4	39%

The increase in Beer is primarily attributable to the strong volume growth within our Mexican beer portfolio, favorable pricing impact, and decreased marketing spend, partially offset by the higher cost of product sold, and the Ballast Point Divestiture.

The increase in Wine and Spirits was driven largely by the favorable impacts from product mix shift and pricing and decreased marketing spend, partially offset by the higher cost of product sold, the decline in branded wine and spirits volume, and the Black Velvet Divestiture.

As previously discussed, the Corporate Operations and Other increase in operating loss is due largely to the increase in compensation and benefits, unfavorable foreign currency losses, and increased charitable contributions, partially offset by the favorable impact from reduced travel.

Income (loss) from unconsolidated investments
General

	Nine Months 2021	Nine Months 2020	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value (1)	$524.7	$(2,200.9)	$2,725.6	124%
Equity in earnings (losses) from Canopy and related activities (2)	(421.0)	(544.2)	123.2	23%
Equity in earnings (losses) from other equity method investees	26.8	32.9	(6.1)	(19%)
Net gain (loss) on sale of unconsolidated investment	—	0.4	(0.4)	NM
	$130.5	$(2,711.8)	$2,842.3	105%
(1) Nine Months 2020 includes an unrealized net loss from the changes in fair value of our securities measured at fair value of $3,376.9 million, partially offset by an $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.
(2) Nine Months 2021 includes $251.5 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand and Nine Months 2020 includes our share of Canopy’s additional loss resulting from the June 2019 Warrant Modification of $409.0 million.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 55

MD&A	Table of Contents

Canopy segment
Canopy net sales increased to $261.5 million for Nine Months 2021 from $196.4 million for Nine Months 2020. This increase of $65.1 million, or 33% is primarily attributable to an increase in other product offering sales and medical sales, as well as additional Canadian recreational sales. The increase in other sales resulted from (i) vaporizers sold by Storz & Bickel GmbH & Co. KG, (ii) beauty, skincare, wellness, and sleep product sales from their May 2019 acquisition of This Works Products Limited, and (iii) sales of sports nutrition beverages, mixes, protein, gum, and mints from their October 2019 acquisition of BioSteel. The increase in medical sales largely resulted from Canopy’s April 2019 acquisition of C3. Canadian recreational sales benefited from the introductions of retail stores across Canada and cannabis-infused beverages. Canopy gross profit (loss) decreased to $(33.0) million for Nine Months 2021 from $13.8 million or Nine Months 2020. This decrease of $46.8 million is primarily driven by inventory write-downs related to its organizational and strategic review of their business and detailed evaluation of inventory. Canopy selling, general, and administrative expenses increased $482.9 million primarily from (i) their decision to close greenhouse facilities as well as other changes related to its organizational and strategic review of their business and (ii) expected credit losses on financial assets and related charges, partially offset by a reduction in stock-based compensation expense. The combination of these factors were the main contributors to the increase in operating loss of $529.7 million.

Interest expense
Interest expense decreased to $295.9 million for Nine Months 2021 from $329.3 million for Nine Months 2020. This decrease of $33.4 million, or 10% is predominantly due to lower average borrowings of approximately $1.2 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

(Provision for) benefit from income taxes
Our effective tax rate for Nine Months 2021 was 20.2% of tax expense as compared with 73.0% of tax benefit for Nine Months 2020. In comparison to prior year, our taxes were negatively impacted primarily by:

•the recognition of a $547.4 million net income tax benefit resulting from the remeasurement of our deferred tax assets for Nine Months 2020 in connection with the September 2019 enactment of tax reform in Switzerland,
•lower net income tax benefits recorded for Nine Months 2021 as compared with Nine Months 2020 on the changes in fair value of our investments in Canopy and Canopy equity in earnings (losses); and
•a larger net income tax benefit from stock-based compensation award activity for Nine Months 2021 from changes in option exercise activity.

For additional information, refer to Note 10 of the Financial Statements.

We expect our reported effective tax rate for Fiscal 2021 to be in the range of 20% to 22%. This range includes related tax provisions from our Canopy investments for the Nine Months 2021 and estimated impact for (i) benefits related to the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled and (ii) lower effective tax rates applicable to our foreign businesses. Since estimates are not currently available, this range does not reflect (i) any future changes in the fair value of our Canopy investments measured at fair value and any future equity in earnings (losses) and related activities from the Canopy Equity Method Investment and (ii) any gain (loss) recognized in connection with the Wine and Spirits Transactions, the Paul Masson Transaction, and the Concentrate Business Transaction.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $1,615.1 million for Nine Months 2021 from $(410.2) million for Nine Months 2020. This increase of $2,025.3 million is largely attributable to (i) the unrealized net gain from the changes in fair value of our investments in Canopy in Nine Months 2021 as compared with an unrealized net loss in Nine Months 2020, (ii) an impairment of long-lived assets held for sale for Nine Months 2020, (iii) and strong volume growth within the Beer segment, partially offset by the Nine Months 2021 provision for income taxes as compared with a benefit from income taxes for Nine Months 2020.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 56

MD&A	Table of Contents

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to consistently generate cash flow from operating activities is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, provide a quarterly cash dividend program, and from time-to-time, repurchase shares of our common stock, and make strategic investments and acquisitions that we believe will enhance stockholder value. Our primary source of liquidity has been cash flow from operating activities. Our principal use of cash in our operating activities is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used cash flow from operating activities to repay our short-term borrowings and fund capital expenditures. Additionally, we have a commercial paper program which we use to fund our short-term borrowing requirements and to maintain our access to the capital markets. We will continue to use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures. COVID-19 has negatively impacted the global economy and financial markets which could interfere with our ability to access sources of liquidity at favorable rates and generate operating cash flows. We are taking advantage of opportunities to temporarily defer some payments including certain payroll taxes under the CARES Act.

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

We have completed the Wine and Spirits Transactions in January 2021 and in December 2020, we received FTC clearance and plan to close the Paul Masson Transaction during the fourth quarter of fiscal 2021. We intend to use the net cash proceeds from closing these transactions to repay the 3.75% May 2013 Senior Notes and for other general corporate purposes.

On May 1, 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million. The May 2020 Canopy Transaction was funded with cash from operations.

Cash flows

	Nine Months 2021	Nine Months 2020	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,363.6	$2,076.3	$287.3
Investing activities	(643.2)	(335.9)	(307.3)
Financing activities	(1,654.7)	(1,740.2)	85.5
Effect of exchange rate changes on cash and cash equivalents	5.8	(0.1)	5.9
Net increase (decrease) in cash and cash equivalents	$71.5	$0.1	$71.4

Operating activities
The increase in net cash provided by operating activities for Nine Months 2021 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid operating results combined with the timing of collections for recoverable value-added taxes. Net cash provided by operating activities also benefited from reduced inventory levels for the Wine and Spirits segment as a result of the 2020 U.S. wildfires. The increase

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 57

MD&A	Table of Contents
in net cash provided by operating activities was partially offset by higher income tax payments in Nine Months 2021 primarily due to the receipt of a federal tax refund in Nine Months 2020.

Investing activities
Net cash used in investing activities for Nine Months 2021 increased primarily due to lower proceeds from sale of business of $226.8 million for Nine Months 2021 as compared with Nine Months 2020 and the $173.9 million exercise of the November 2017 Canopy Warrants in May 2020. The increase in net cash used in investing activities was partially offset by lower capital expenditures of $70.6 million for Nine Months 2021.

Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	Nine Months 2021	Nine Months 2020	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(1,236.5)	$(1,287.9)	$51.4
Dividends paid	(431.2)	(427.0)	(4.2)
Purchases of treasury stock	—	(50.0)	50.0
Net cash provided by stock-based compensation activities	35.5	24.7	10.8
Distributions to noncontrolling interests	(22.5)	—	(22.5)
Net cash provided by (used in) financing activities	$(1,654.7)	$(1,740.2)	$85.5

Debt

Total debt outstanding as of November 30, 2020, amounted to $10,984.5 million, a decrease of $1,200.1 million from February 29, 2020. This decrease consisted of:
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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 58

MD&A	Table of Contents
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

In November 2020, we repaid the Senior Floating Rate Notes with cash on hand. In January 2021, we gave notice for full redemption of the 3.75% May 2013 Senior Notes utilizing cash proceeds from the Wine and Spirits Transactions.

General
The majority of our outstanding borrowings as of November 30, 2020, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2021 to calendar 2050, and a variable-rate senior unsecured term loan facility under our March 2020 Term Credit Agreement, with a calendar 2024 maturity date.

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

We had the following borrowing capacity available under our 2020 Credit Agreement:

	Remaining Borrowing Capacity
	November 30, 2020	December 31, 2020
(in millions)
Revolving Credit Facility (1)	$1,948.2	$1,988.2
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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 59

MD&A	Table of Contents
transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2020 Credit Agreement. As of November 30, 2020, under our 2020 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.5x.

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

As of November 30, 2020, we were in compliance with our covenants under our 2020 Credit Agreement, our March 2020 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 13 of our consolidated financial statements included in our 2020 Annual Report and Note 9 of the Financial Statements.

Common stock dividends

On January 6, 2021, our Board of Directors declared a quarterly cash dividend of $0.75 per share of Class A Common Stock, $0.68 per share of Class B Convertible Common Stock, and $0.68 per share of Class 1 Common Stock payable on February 23, 2021, to stockholders of record of each class on February 9, 2021.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of our 2020 Annual Report.

Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization and the repurchase of up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2021 Authorization. Shares repurchased under the 2018 Authorization have become treasury shares and no shares have been repurchased under the 2021 Authorization. No shares were repurchased during Third Quarter 2021.

As of November 30, 2020, total shares repurchased under the 2018 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$1,045.9	4,897,605

Share repurchases under the 2018 Authorization and 2021 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares will become treasury shares.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 60

MD&A	Table of Contents
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

Capital expenditures

Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. We plan to spend from $800 million to $900 million for capital expenditures for Fiscal 2021, including $650 million to $750 million for the Beer Segment associated primarily with our Obregon Brewery expansion project in Mexico. The remaining Fiscal 2021 capital expenditures consist of improvements of existing operating facilities and replacements of existing equipment and/or buildings.

In fiscal 2017, we began construction of the Mexicali Brewery. In March 2020, a public consultation on the construction of our Mexicali Brewery was held. We are in discussions with government officials in Mexico regarding next steps for our brewery construction project and options elsewhere in the country following the negative result of the public consultation. These discussions have been positive and we intend to continue working with government officials to mutually agree upon a path forward. At this time, we have paused all construction activities at our Mexicali Brewery. We are continuing to evaluate a variety of alternatives for the Mexicali Brewery and related assets, including transferring certain assets to different locations in Mexico, where possible. Future impairments may result for any capitalized amounts that are not deemed recoverable based upon our plans for these assets. As of November 30, 2020, we have approximately $710 million of capitalized fixed assets remaining at the Mexicali Brewery.

Guidance

Accounting guidance
Accounting guidance adopted for Nine Months 2021 did not have a material impact on our consolidated financial statements.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including without limitation:

•The statements regarding the current global COVID-19 pandemic.
•The statements regarding the potential impact to supply, production levels, and costs due to wildfires.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 61

MD&A	Table of Contents
•The statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:
◦our business strategy, future operations, future financial position, future effective tax rate, future net sales and expected volume trends, future marketing spend, prospects, plans, and objectives of management;
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
•The statements regarding Canopy’s expectations and the transactions with Acreage and Canopy Rivers.

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 62

MD&A	Table of Contents
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
•any consummation of the Paul Masson Transaction and its actual date of consummation may vary from our current expectations;
•the actual restructuring charge, if any, will vary based on management’s final plans; and the amount of additional loss, if any, on the future write-down of assets held for sale will vary based on the form of consideration, amount of consideration actually received, and future brand performance;
•the effect of our reliance upon complex information systems and third party global networks, our ability to withstand cyber-attacks, and our success in the design, and ongoing implementation of our new ERP system may vary from management’s current expectations;
•any impact of U.S. federal laws on the transaction between Acreage and Canopy or upon the implementation of that transaction, or the impact of the Acreage Transaction or the Canopy Rivers Transaction upon our future ownership level in Canopy or our future share of Canopy’s reported earnings and losses, may vary from management’s current expectations; and
•our targeted leverage ratio may vary from management’s current expectations due to market conditions, our ability to generate cash flow at expected levels and our ability to generate expected earnings.

The Paul Masson Transaction is subject to the satisfaction of certain closing conditions. For additional information about risks and uncertainties that could adversely affect our forward looking statements, please refer to Item 1A. “Risk Factors” of our 2020 Annual Report.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 63

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of November 30, 2020, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, Canadian dollar, and New Zealand dollar. Approximately 100% of our balance sheet exposures and 70% of our forecasted transactional exposures for the remaining three months of fiscal 2021 were hedged as of November 30, 2020.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2020, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, natural gas, and wheat prices. Approximately 73% of our forecasted transactional exposures for the remaining three months of fiscal 2021 were hedged as of November 30, 2020.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
(in millions)
Foreign currency contracts	$2,013.6	$2,921.2	$87.8	$33.9	$(149.6)	$(208.8)
Commodity derivative contracts	$226.9	$261.5	$(9.9)	$(18.5)	$20.3	$18.2

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of November 30, 2019, we had $375.0 million of outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on our floating LIBOR rate debt. There were no cash flow designated interest rate swap contracts outstanding as of November 30, 2020. As of November 30, 2020, and November 30, 2019, there were no undesignated interest rate swap contracts outstanding.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 64

OTHER KEY INFORMATION	Table of Contents

As of November 30, 2020, and November 30, 2019, we had no treasury lock contracts outstanding.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
(in millions)
Fixed interest rate debt	$10,564.5	$10,076.3	$(12,026.2)	$(10,692.7)	$(891.1)	$(697.9)
Interest rate swap contracts	$—	$375.0	$—	$(0.6)	$—	$(1.2)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $11.2 million and $21.1 million for the nine months ended November 30, 2020, and November 30, 2019, respectively.

Equity price risk
The estimated fair value of our investments in the Canopy warrants and the Canopy convertible debt securities are subject to equity price risk, interest rate risk, credit risk, and foreign currency risk. These investments are recognized at fair value utilizing various option-pricing models and have the potential to fluctuate from, among other items, changes in the quoted market price of the underlying equity security. We manage our equity price risk exposure by closely monitoring the financial condition, performance, and outlook of Canopy.

As of November 30, 2020, the fair value of our investments in the Canopy warrants and the Canopy convertible debt securities was $1,536.2 million, with an unrealized net gain (loss) on these investments of $524.7 million recognized in our results of operations for the nine months ended November 30, 2020. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of November 30, 2020, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $234.0 million.

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 65

OTHER KEY INFORMATION	Table of Contents
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

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no other changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6.    Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 66

OTHER KEY INFORMATION	Table of Contents
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

2.3
Asset Purchase Agreement made and entered into by and between the Company and E. & J. Gallo Winery (no longer outstanding) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2019, filed April 8, 2019 and incorporated herein by reference). †

2.4
Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Modified Transaction (including the Form of Amended Agreement) (no longer outstanding) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 11, 2019, filed December 17, 2019 and incorporated herein by reference). †‡

2.5
Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between Constellation Brands, Inc. and E. & J. Gallo Winery (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 22, 2020, filed May 29, 2020 and incorporated herein by reference). †‡

2.6
First Amendment dated September 28, 2020 and effective September 28, 2020, to Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between Constellation Brands, Inc. and E. & J. Gallo Winery (filed as Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2020 and incorporated herein by reference).

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 67

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 68

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 69

OTHER KEY INFORMATION	Table of Contents

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

10.1	Description of Compensation Arrangements for Non-Management Directors (filed herewith). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 70

OTHER KEY INFORMATION	Table of Contents

*	Designates management contract or compensatory plan or arrangement.
#	Company’s Commission File No. 001-08495.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Constellation Brands, Inc. agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.
‡	Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

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

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 71

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	January 7, 2021	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Vice President and Controller

Date:	January 7, 2021	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q3 FY 2021 Form 10-Q	#WORTHREACHINGFOR I 72