Form 10-K
period 2021-02-28
CONSTELLATION BRANDS, INC.
filed 2021-04-20
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $29,984,320,148.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 14, 2021, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	170,152,810
Class B Common Stock, par value $.01 per share	23,261,188
Class 1 Common Stock, par value $.01 per share	613,717
DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Constellation Brands, Inc. to be issued for the Annual Meeting of Stockholders which is expected to be held July 20, 2021 is incorporated by reference in Part III to the extent described therein.

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
•The statements under Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:
◦our business strategy, future operations, future financial position, future net sales and expected volume trends, future marketing spend, expected effective tax rates and anticipated tax liabilities, prospects, plans, and objectives of management;
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
•The statements regarding our beer expansion, construction, and optimization activities, including anticipated costs and timeframes for completion, discussions with government officials in Mexico, and expected impairment of non-recoverable brewery construction assets.
•The statements regarding:
◦the volatility of the fair value of our investment in Canopy measured at fair value;
◦our activities surrounding our investment in Canopy;
◦our targeted leverage ratio;
◦the November 2018 Canopy Warrants; and
◦our future ownership level in Canopy and our future share of Canopy’s reported earnings and losses.
•The statements regarding the Wine and Spirits Divestitures, including potential amount of contingent consideration, amount and use of proceeds, and any future restructuring charge.
•The statements regarding Canopy’s expectations and the transaction with Acreage.

When used in this Annual Report on Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Annual Report on Form 10-K are also subject to the risk and uncertainty that:

•the duration and impact of the COVID-19 pandemic, including but not limited to the efficacy of the vaccine rollout, the closure of non-essential businesses, which may include our manufacturing facilities, and other associated governmental containment actions, may vary from our current expectations, and the increase in cyber-security attacks that have occurred while non-production employees work remotely;
•the actual impact to supply, production levels, and costs due to wildfires may vary from our current expectations due to, among other reasons, the actual severity and geographical reach of wildfires;

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I i

•the actual balance of supply and demand for our products and percentage of our portfolio distributed through any particular distributor will vary from current expectations due to, among other reasons, actual raw material supply, actual shipments to distributors, and actual consumer demand;
•the actual demand, net sales, and volume trends for our products will vary from current expectations due to, among other reasons, actual shipments to distributors, and actual consumer demand;
•the amount, timing, and source of funds for any share repurchases or Canopy warrant exercises, if any, may vary due to market conditions; our cash and debt position; the impact of the beer operations expansion activities; the impact of our investment in Canopy; any future exercise of the November 2018 Canopy Warrants; the expected impacts of the Wine and Spirits Divestitures; and other factors as determined by management from time to time;
•the amount and timing of future dividends may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings;
•the fair value of our investment in Canopy may vary due to market and economic conditions in Canopy’s markets and business locations;
•the accuracy of management’s projections relating to the Canopy investment may vary from management’s current expectations due to Canopy’s actual results of operations and market and economic conditions;
•the timeframe and actual costs associated with the beer operations expansion activities and amount of impairment for non-recoverable brewery expansion assets in Mexico may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, results of discussions with government officials in Mexico, actual amount of non-recoverable brewery expansion assets, and other factors as determined by management;
•the actual restructuring charge, if any, associated with the Wine and Spirits Divestitures will vary based on management’s final plans;
•the amount of contingent consideration if any, received in the Wine and Spirits Divestitures will depend on actual future brand performance;
•any impact of U.S. federal laws on the transaction between Acreage and Canopy or upon the implementation of that transaction or the impact of the Acreage Transaction upon our future ownership level in Canopy or our future share of Canopy’s reported earnings and losses, may vary from management’s current expectations; and
•our targeted leverage ratio may vary from management’s current expectations due to market conditions, our ability to generate cash flow at expected levels, and our ability to generate expected earnings.

Additional important factors that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Annual Report on Form 10-K are those described in Item 1A “Risk Factors” and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Market positions and industry data discussed in this Annual Report on Form 10-K are as of calendar 2020 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beer Marketers Insights; Beverage Information Group; Growers Network; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); IRI; Beer Institute; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I ii

Defined Terms

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We use terms in this Annual Report on Form 10-K and in our Notes the Consolidated Financial Statements that are specific to us or are abbreviations that may not be commonly known or used.

Term	Meaning

$	U.S. dollars
2018 Authorization	authority to repurchase up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock, authorized in January 2018 by our Board of Directors
2018 Credit Agreement	eighth amended and restated credit agreement, dated as of September 14, 2018, now superseded by the 2020 Credit Agreement
2018 Restatement Agreement	restatement agreement, dated as of September 14, 2018, that amended and restated the August 2018 Credit Agreement
2019 Five-Year Term Facility	a $491.3 million, five-year term loan facility under the March 2020 Term Credit Agreement, originally entered into in June 2019
2019 Term Credit Agreement	a term loan credit agreement, dated as of June 28, 2019, that provided for aggregate facilities of $491.3 million, consisting of the 2019 Five-Year Term Facility
2020 Credit Agreement	ninth amended and restated credit agreement, dated as of March 26, 2020, provides for an aggregate revolving credit facility of $2.0 billion
2020 Restatement Agreement	restatement agreement, dated as of March 26, 2020, that amended and restated the 2018 Credit Agreement
2020 Term Credit Agreement	amended and restated Term Credit Agreement, dated as of March 26, 2020
2020 Term Loan Restatement Agreement	restatement agreement, dated March 26, 2020, that amended and restated the 2019 Term Credit Agreement, resulting in the March 2020 Term Credit Agreement
2020 U.S. wildfires	significant wildfires that broke out in California, Oregon, and Washington states which affected the 2020 U.S. grape harvest
2021 Authorization	authority to repurchase up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock, authorized in January 2021 by our Board of Directors
ABA	alternative beverage alcohol
Accolade Wine Investment	our remaining interest in our previously-owned Australian and European business
Acreage	Acreage Holdings, Inc.
Acreage Financial Instrument	a call option for Canopy Growth Corporation to acquire 100% of the shares of Acreage Holdings Inc., superseded by the New Acreage Financial Instrument
Acreage Transaction	Canopy Growth Corporation’s intention to acquire Acreage Holdings, Inc. upon U.S. federal cannabis legalization, subject to certain conditions
Administrative Agent	Bank of America, N.A., as administrative agent for applicable senior credit facilities and term credit agreements
AFS	available-for-sale
AOCI	accumulated other comprehensive income (loss)
August 2018 Credit Agreement	seventh amended and restated credit agreement, dated as of August 10, 2018, now superseded by the 2018 Credit Agreement and the 2020 Credit Agreement
August 2018 Restatement Agreement	restatement agreement, dated as of August 10, 2018, that amended and restated our sixth amended and restated credit agreement, dated as of July 14, 2017, which was our then-existing senior credit facility
Ballast Point Divestiture	sale of Ballast Point craft beer business, including a number of its associated production facilities and brewpubs

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I iii

Term	Meaning

Black Velvet Divestiture	sale of Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory
Booker Vineyard	My Favorite Neighbor, LLC, also known as Booker Vineyard, a super-luxury, direct-to-consumer focused wine business, we made an investment in My Favorite Neighbor, LLC
BRGs	business resource groups
C$	Canadian dollars
Canopy	Canopy Growth Corporation
Canopy Debt Securities	convertible debt securities issued by Canopy Growth Corporation
Canopy Equity Method Investment	November 2017 Canopy Investment, November 2018 Canopy Investment, and May 2020 Canopy Investment, collectively
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
CDC	Centers for Disease Control
CIH	CIH International S.à r.l., a wholly-owned subsidiary of ours
CODM	chief operating decision maker
Comparable Adjustments	certain items affecting comparability that have been excluded by management
Concentrate Business Divestiture
sale of certain brands used in our concentrates and high-color concentrate business, and certain intellectual property, inventory, goodwill, interests in certain contracts, and assets of our concentrates and high-color concentrate business

Copper & Kings	Copper & Kings American Brandy Company, acquired by us
CPG	consumer packaged goods
Crown	Crown Imports LLC, a wholly-owned subsidiary of ours
CSR	corporate social responsibility
DE&I	diversity, equity, and inclusion
Gallo	E. & J. Gallo Winery
EHS	Environmental, Health, & Safety
Empathy Wines	Empathy Wines business, including a digitally-native wine brand, acquired by us
Employee Stock Purchase Plan	the Company’s employee stock purchase plan, established in 1989, under which 9,000,000 shares of Class A Common Stock may be issued
ERP	enterprise resource planning system
ESG	environmental, social, and governance
FASB	Financial Accounting Standards Board
Fiscal 2019	the Company’s fiscal year ended February 28, 2019
Fiscal 2020	the Company’s fiscal year ended February 29, 2020
Fiscal 2021	the Company’s fiscal year ended February 28, 2021
Fiscal 2022	the Company’s fiscal year ending February 28, 2022
Fiscal 2023	the Company’s fiscal year ending February 28, 2023
Fiscal 2024	the Company’s fiscal year ending February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Five-Year Term Facility	a $1.0 billion five-year term loan facility, now under the 2020 Term Credit Agreement
Form 10-K	this Annual Report on Form 10-K for the fiscal year ended February 28, 2021 unless otherwise specified
Four Corners	Four Corners Brewing Company LLC
GILTI	global intangible low-taxed income

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I iv

Term	Meaning

Incremental Facilities	one or more tranches of additional term loans under our senior credit facility
June 2019 Warrant Modification	June 2019 modification of the terms of the warrants and certain other rights originally obtained in November 2018 which gave us the option to purchase 139.7 million common shares of Canopy Growth Corporation
June 2019 Warrant Modification Loss	our share of Canopy Growth Corporation’s additional loss resulting from the June 2019 Warrant Modification
Lender	Bank of America, N.A., as lender for each applicable term credit agreement
LIBOR	London Interbank Offered Rate
Long-Term Stock Incentive Plan	a stockholder-approved omnibus incentive plan that provides the ability to grant various types of equity and cash awards to eligible plan participants
March 2020 Term Credit Agreement	amended and restated 2019 Term Credit Agreement, dated as of March 26, 2020
May 2020 Canopy Investment	May 2020 exercise of the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7. of this Annual Report on Form 10-K
Mexicali Brewery	brewery located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion activities at the Obregon Brewery and Nava Brewery
Mission Bell	Mission Bell Winery in Madera, California
NA	not applicable
Nasdaq	The Nasdaq Global Select Market
Nava Brewery	brewery located in Nava, Coahuila, Mexico
Nelson’s Green Brier	Nelson’s Green Brier Distillery, LLC, acquired by us
Net sales	gross sales less promotions, returns and allowances, and excise taxes
New Acreage Agreement	modification of the Acreage Transaction and related Acreage Financial Instrument
New Acreage Financial Instrument	a call option for Canopy Growth Corporation to acquire 70% of the shares of Acreage Holdings Inc. at a fixed exchange ratio and 30% at a floating exchange ratio
NM	not meaningful
Nobilo Wine Divestiture	sale of New Zealand-based Nobilo Wine brand and certain related assets
Note(s)	Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K
November 2017 Canopy Investment	our initial investment for 18.9 million common shares of Canopy Growth Corporation
November 2017 Canopy Warrants	warrants which gave us the option to purchase 18.9 million common shares of Canopy Growth Corporation, exercised May 1, 2020
November 2018 Canopy Investment	our incremental investment for 104.5 million common shares of Canopy Growth Corporation
November 2018 Canopy Transaction	November 2018 Canopy Investment and the purchase by us of the November 2018 Canopy Warrants, collectively
November 2018 Canopy Warrants	Tranche A Warrants, Tranche B Warrants, and Tranche C Warrants, collectively
NPD	new product development
NYSE	New York Stock Exchange®
Obregon Brewery	brewery located in Obregon, Sonora, Mexico
OCI	other comprehensive income (loss)
Owens-Illinois	the company with which we have an equally-owned joint venture to operate a glass plant in Nava, Coahuila, Mexico
Paul Masson Divestiture	sale of Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I v

Term	Meaning

PET	polyethylene terephthalate
RIV Capital	RIV Capital Inc. (formerly Canopy Rivers Inc.)
RIV Capital Divestiture	Canopy Growth Corporation sold its ownership interest in RIV Capital
SEC	Securities and Exchange Commission
SKU	stock-keeping unit, is a scannable bar code, most often seen printed on product labels in a retail store
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
SOX	Section 404 of the Sarbanes-Oxley Act of 2002
TCJ Act	Tax Cuts and Jobs Act
Term Credit Agreement	a term loan credit agreement, dated as of September 14, 2018, that provided for aggregate facilities of $1.5 billion, consisting of the Three-Year Term Facility and the Five-Year Term Facility, now superseded by the 2020 Term Credit Agreement
Term Loan Restatement Agreement	restatement agreement, dated as of March 26, 2020, that amended and restated the Term Credit Agreement, resulting in the 2020 Term Credit Agreement
Three-Year Term Facility	a $500.0 million five-year term loan facility, now under the 2020 Term Credit Agreement
Tranche A Warrants	warrants which gave us the option to purchase 88.5 million common shares of Canopy Growth Corporation expiring November 1, 2023
Tranche B Warrants	warrants which gave us the option to purchase 38.4 million common shares of Canopy Growth Corporation expiring November 1, 2026
Tranche C Warrants	warrants which gave us the option to purchase 12.8 million common shares of Canopy Growth Corporation expiring November 1, 2026
TSX	Toronto Stock Exchange
U.S.	United States of America
VWAP Exercise Price	volume-weighted average of the closing market price of Canopy’s common shares on the Toronto Stock Exchange for the five trading days immediately preceding the exercise date
WHO	World Health Organization
Wine and Spirits Divestiture
sale of a portion of our wine and spirits business, including lower-margin, lower growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities

Wine and Spirits Divestitures	Wine and Spirits Divestiture and the Nobilo Wine Divestiture, collectively

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I vi

PART I	ITEM 1. BUSINESS	Table of Contents
Item 1. Business

Introduction

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Corona Extra, Modelo Especial, Robert Mondavi, Kim Crawford, Meiomi, and SVEDKA Vodka. In the U.S., we are one of the top growth contributors at retail among beverage alcohol suppliers. We are the third-largest beer company and a leader in the high-end of the U.S. beer market and a higher-end wine and spirits company with many of our products as leaders in their respective categories. Our strong market positions make us a supplier of choice to many of our consumers and our customers, who include wholesale distributors, retailers, and on-premise locations. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Our mission is to build brands that people love. We are in the business of creating new experiences that bring people together and elevate their lives. It’s worth our dedication, hard work, and the bold calculated risks we take to deliver more for our employees, consumers, trade partners, shareholders, and communities in which we live and work. It’s what has made us one of the fastest-growing large CPG companies in the U.S. at retail, and it drives our pursuit to deliver what’s next. Our key values are:

People – True strength is achieved when everyone has a voice. That is why we build our culture on a foundation that encourages inclusion and diversity of thought, where everyone feels empowered to bring their true selves and different points of views to drive us forward;
Customers – We are relentless to anticipate what consumers want today, tomorrow, and well into the future;
Entrepreneurship – As an industry leader, we act with a bold calculated approach to realize our vision and unlock new growth opportunities;
Quality – Our promise is to pursue quality in our process and products by continuously enhancing what we do and how we do it; and
Integrity – It is about more than achieving goals. How we achieve them is just as important. We act with high moral and ethical standards and always do the right thing, even when it is the hard thing.

Headquartered in Victor, New York, we are a Delaware corporation incorporated in 1972, as the successor to a business founded in 1945.

Strategy

Our overall strategy is to drive growth and shape the future of our industry by building brands that people love and delivering unrivaled value to our shareholders. We endeavor to position our portfolio to benefit from the consumer-led premiumization trend, which we believe will continue to drive faster growth rates in the higher-end of the beer, wine, and spirits categories.

To capitalize on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to a combination of organic growth and acquisitions, with a focus on the higher-margin, higher-growth categories of the beverage alcohol industry. Key elements of our strategy include:

•leverage our leading position in total beverage alcohol and scale with wholesalers and retailers to expand distribution of our product portfolio;
•strengthen relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;
•invest in brand building and innovation activities;
•position ourselves for success with consumer-led products that identify, meet, and stay ahead of evolving consumer trends and market dynamics;
•realize operating efficiencies by expanding and enhancing production capabilities and maximizing asset utilization; and

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 1

PART I	ITEM 1. BUSINESS	Table of Contents
•develop employees to enhance performance in the marketplace.

We have remained committed to executing this strategy, and as a result have realized its impact on each segment of our business.

In our beer business, we have solidified our position in the high-end of the U.S. beer market; enhanced our margins, results of operations, and operating cash flow; and provided new avenues for growth. We made capital investments to increase beer production capacity to support the growth of the business. We continue to focus on consumer-led innovation by creating new products that meet emerging needs.

In our wine and spirits business, we continue to focus on higher-end brands, improve margins, and create operating efficiencies. We continue to drive our strategy by acquiring higher-margin, higher-growth wine and spirits brands, including the addition of Meiomi and Prisoner to the portfolio we refined over the past several years. We have strategically optimized the value of this business through the recent divestitures of a portion of our wine and spirits business, which included lower-margin, lower-growth brands, wineries, vineyards, offices, and facilities. Higher-end spirits brands were added to our spirits portfolio through the acquisitions of Casa Noble tequila, and High West craft whiskeys, and we recently introduced SVEDKA and High West pre-mixed cocktails to capitalize on the growth in the ready-to-drink space. In addition, we have strengthened our position in the accelerating direct-to-consumer and 3-tier eCommerce channel with the acquisition of Empathy Wines and investment in Booker Vineyard.

We complement our strategy with our investment in Canopy by expanding our portfolio into adjacent categories. Canopy is a leading cannabis company with operations in countries across the world. This investment is consistent with our long-term strategy to identify, address, and stay ahead of evolving consumer trends and market dynamics. We expanded our strategic relationship with Canopy to help position it as a global leader in cannabis production, branding, intellectual property, and retailing.

For further information on our strategy, see MD&A.

Investments, acquisitions, and divestitures

In connection with executing our strategy as outlined above, during Fiscal 2021 we completed the following transactions:

	Date	Strategic Contribution
Beer segment
Ballast Point Divestiture	March 2020	Divestiture of the Ballast Point craft beer business, including a number of its production facilities and brewpubs; consistent with our strategic focus on our high-performing import portfolio.
Wine and Spirits segment
Paul Masson Divestiture	January 2021	Divestiture of Paul Masson Grande Amber Brandy brand and related inventory; consistent with our increased focus on consumer-led premiumization trends.
Wine and Spirits Divestitures	January 2021	Divestiture of lower-margin, lower-growth wine and spirits brands, wineries, vineyards, offices, and facilities; consistent with our focus on consumer-led premiumization trends.
Concentrate Business Divestiture	December 2020	Divestiture of certain brands used in our concentrates and high-color concentrates business; consistent with our focus on consumer-led premiumization trends.
Copper & Kings	September 2020	Acquisition of a collection of traditional and craft-batch distilled American brandies and other select spirits; supported our strategic focus to build an industry-leading portfolio of higher-end spirits brands.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 2

PART I	ITEM 1. BUSINESS	Table of Contents

	Date	Strategic Contribution
Empathy Wines	June 2020	Acquisition of a digitally-native wine brand, strengthened our position in the direct-to-consumer and eCommerce markets; supported our focus on meeting the evolving needs of our consumers.
Booker Vineyard	April 2020	Investment in super-luxury, direct-to-consumer focused wine business; supported our focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.
Canopy segment
May 2020 Canopy Investment	May 2020	Incremental investment in Canopy; expanded our strategic relationship.
For further information about our significant Fiscal 2021, Fiscal 2020, and Fiscal 2019 transactions, refer to (i) MD&A and (ii) Notes 2 and 10.

Business segments

We have four reportable segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. The business segments reflect how our operations are managed, resources are allocated, operating performance is evaluated by senior management, and the structure of our internal financial reporting. Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included below for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included in the information below and subsequently eliminated to reconcile to our consolidated financial statements. We report net sales in two reportable segments, as Canopy is eliminated in consolidation, as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020
(in millions)
Beer	$6,074.6	$5,615.9
Wine and Spirits:
Wine	2,208.4	2,367.5
Spirits	331.9	360.1
Total Wine and Spirits	2,540.3	2,727.6
Canopy	378.6	290.2
Consolidation and Eliminations	(378.6)	(290.2)
Consolidated Net Sales	$8,614.9	$8,343.5

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 3

PART I	ITEM 1. BUSINESS	Table of Contents
Beer segment
We are the #1 brewer and seller of imported beer in the U.S. market. We are also the leader in the high-end segment of the U.S. beer market, which includes the imported, craft, and ABA categories. We have the exclusive right to import, market, and sell the following Mexican brands in all 50 states of the U.S.:

Corona Brand Family		Modelo Brand Family	Other Import Brands
Corona Extra	Corona Light	Modelo Especial	Pacifico
Corona Premier	Corona Refresca	Modelo Negra	Victoria
Corona Familiar	Corona Hard Seltzer	Modelo Chelada

In the U.S., we are the leading imported beer company and have nine of the 15 top-selling imported beer brands. Modelo Especial is the best-selling imported beer, third best-selling beer overall, and the fastest-growing major imported beer brand in the U.S. Corona Extra is the second largest imported beer and sixth best-selling beer overall in the U.S.

In the past eight years we have more than tripled our production capacity in Mexico allowing us the opportunity to further expand our leadership position in the high-end segment of the U.S. beer market. In Fiscal 2021, we strengthened our competitive position in the fast-growing hard seltzer category, broadened our distribution reach, and enhanced our market share in the high-end. After our successful launch of Corona Refresca in Fiscal 2020, we launched Corona Hard Seltzer in early Fiscal 2021. With only one SKU, Corona Hard Seltzer reached the #4 best-selling seltzer brand family, and allowed us to capitalize on the robust growth of the high-end ABA category. In early Fiscal 2022, we expanded into new flavors and introduced a second Corona Hard Seltzer variety pack and expect to launch Corona Hard Seltzer Limonada in June of fiscal 2022. Additionally, we are continuing efforts focused on increasing sales distribution of products in can, draft, single-serve, and larger package size formats.

Expansion efforts continue under our Mexico Beer Projects. Since the 2013 acquisition of the imported beer business, we have invested nearly $5 billion in the Mexico Beer Projects, with approximately $700 million during Fiscal 2021. In early Fiscal 2022, we completed part of a planned expansion project at the Obregon Brewery, increasing our production capacity to approximately 39 million hectoliters and contributing to our medium-term capacity needs.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 4

PART I	ITEM 1. BUSINESS	Table of Contents
Wine and Spirits segment
We are a leading, higher-end wine and spirits company in the U.S. market, with a portfolio that includes higher-margin, higher-growth wine and spirits brands. Our wine portfolio is supported by grapes purchased from independent growers, primarily in the U.S. and New Zealand, and vineyard holdings in the U.S., New Zealand, and Italy. Our wine and spirits are primarily marketed in the U.S. and exported to Canada and other major world markets.

In the U.S., we have eight of the 100 top-selling high-end wine brands, with Meiomi and Kim Crawford achieving the #4 and #7 spot, respectively. Some of our well-known wine and spirits brands and portfolio of brands include:

Wine Brands		Wine Portfolio of Brands	Spirits Brands
7 Moons	Meiomi	Charles Smith	Casa Noble
Cook’s California Champagne	Mount Veeder	Prisoner	High West
Cooper & Thief	Ruffino	Robert Mondavi	Mi CAMPO
Crafters Union	SIMI	Schrader	Nelson’s Green Brier
Kim Crawford	The Dreaming Tree		SVEDKA

We have been increasing our investment in support of on-trend product innovation as we believe this is one of the key drivers of overall beverage alcohol category growth. We have launched varietal line extensions behind many of our brands, such as The Prisoner cabernet sauvignon and chardonnay varietals, Woodbridge spirits barrel aged varietals, Meiomi cabernet sauvignon, and SVEDKA and High West pre-mixed cocktails in the ready-to-drink space.

Corporate Operations and Other segment
The Corporate Operations and Other segment includes traditional corporate-related items including costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function.

Canopy segment
The Canopy Equity Method Investment makes up the Canopy segment.

For further information regarding net sales and operating income (loss) of our business segments and geographic areas see Note 22.

Marketing and distribution

To focus on their respective product categories, build brand equity, and increase sales, our segments employ full-time, in-house marketing, sales, and customer service functions. These functions engage in a range of

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 5

PART I	ITEM 1. BUSINESS	Table of Contents
marketing activities and strategies, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions, and public relations. Where opportunities exist, particularly with national accounts in the U.S., we leverage our sales and marketing skills across the organization.

In the U.S., our products are primarily distributed by wholesale distributors, which generally have separate distribution networks for (i) our beer portfolio and (ii) our wine and spirits portfolio. In addition, in states where the government acts as the distributor, we distribute our products through state alcohol beverage control agencies, which set the retail prices of our products. As is the case with all other beverage alcohol companies, products sold through these agencies are subject to obtaining and maintaining listings to sell our products in that agency’s state. State governments can also affect prices paid by consumers for our products through the imposition of taxes.

Effective April 1, 2021, approximately 70% of our branded wine and spirits portfolio volume in the U.S. is expected to be distributed through an expanded relationship with a single distributor.

Trademarks and distribution agreements

Trademarks are an important aspect of our business. We sell products under a number of trademarks, which we own or use under license. We also have various licenses and distribution agreements for the sale, or the production and sale, of our products, and products of others. These licenses and distribution agreements have varying terms and durations.

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

Beer	Anheuser-Busch InBev, Molson Coors, Heineken, The Boston Beer Company, Mark Anthony

Wine	E. & J. Gallo Winery, The Wine Group, Trinchero Family Estates, Deutsch Family Wine & Spirits, Treasury Wine Estates, Ste. Michelle Wine Estates

Spirits	Diageo, Sazerac Company, Beam Suntory, Pernod Ricard, Bacardi USA, Brown-Forman, Fifth Generation
Canopy operates in the recreational and medicinal cannabis markets and, in their largest market, they compete with numerous licensed producers and distributors of cannabis products. In the recreational market, Canopy competes on the basis of quality, price, brand recognition, consistency and variety of cannabis products whereas these same competitive factors apply in the medical market as well as physician familiarity.

Production

As of February 28, 2021, our production capacity at our Mexican breweries was approximately 34 million hectoliters. By the end of Fiscal 2025, we expect to complete planned expansions to increase our capacity in Mexico to approximately 54 million hectoliters to support the growth of our Mexican brands, including ABAs. During this time, we will also explore options to build an additional plant at another location in Southeastern Mexico where there is ample access to water and a skilled workforce to meet our long-term needs.

We are continuing to work with government officials in Mexico to determine next steps for our suspended Mexicali Brewery construction project. For further information on these expansion and construction efforts, refer to (i) MD&A and (ii) Notes 5 and 23.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 6

PART I	ITEM 1. BUSINESS	Table of Contents

Our Daleville facility, located in Roanoke, Virginia, supports our craft and specialty business in addition to our domestic innovation initiatives.

In the U.S., we operate 11 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey, and San Joaquin regions of California. We also operate two wineries in New Zealand and six wineries in Italy. Grapes are crushed in September through November in the U.S. and Italy, and in March through May in New Zealand and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest and are reduced as sold throughout the year.

We currently operate four distilleries in the U.S. for the production of our spirits; two facilities for High West whiskey, one facility for Copper & Kings American brandies, and one facility for Nelson’s Green Brier bourbon and whiskey products. The requirements for grains and bulk spirits used in the production of our spirits are purchased from various suppliers.

Certain of our wines and spirits must be aged for multiple years. Therefore, our inventories of wines and spirits may be larger in relation to sales and total assets than in many other businesses.

Resources and availability of production materials

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

For Fiscal 2021, the package format mix of our Mexican beer volume sold in the U.S. was as follows:

The Nava and Obregon breweries receive water originating from aquifers. We believe we have adequate access to water to support the breweries’ on-going requirements, as well as future requirements after the completion of planned expansion activities. Both breweries also take advantage of onsite wastewater treatment operations to reuse water consumed as part of the production process.

As part of our efforts to solidify our beer glass sourcing strategy over the long-term, we formed an equally-owned joint venture with Owens-Illinois, one of the leading manufacturers of glass containers in the world. The joint venture owns a state-of-the-art glass production plant adjacent to our Nava Brewery in Mexico. The glass plant currently has five operational glass furnaces which supply approximately 55% of the total annual glass bottle supply for our Mexican beer brands. We also have long-term glass supply agreements with other glass producers.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials, primarily glass.

Most of our annual grape requirements are satisfied by grower purchases from each year’s harvest which normally begins in August and runs through October in the U.S. and Italy, and begins in February and runs through May in New Zealand. We receive grapes from approximately 180 independent growers in the U.S. and 55 independent growers located in New Zealand and Italy. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is largely based on then-current market prices.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 7

PART I	ITEM 1. BUSINESS	Table of Contents
As of February 28, 2021, we owned or leased approximately 18,200 acres of land and vineyards, either fully bearing or under development, in the U.S., New Zealand, and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of certain of our higher-end wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

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

We utilize glass and PET bottles and other materials such as caps, corks, capsules, labels, wine bags, and cardboard cartons in the bottling and packaging of our wine and spirits products. After grape purchases, glass bottle costs are the largest component of our cost of product sold. In the U.S., the glass bottle industry is highly concentrated with only a small number of producers. We have traditionally obtained, and continue to obtain, our glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of our glass container requirements for our U.S. operations. We have been able to satisfy our requirements with respect to the foregoing and consider our sources of supply to be adequate at this time.

Government regulations

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

As part of our brewery expansion efforts and commitment to making a positive impact on the communities where we operate, we plan to continue working with local authorities and community-based organizations on sustainability initiatives that benefit local residents. For example, over the past several years we helped support local infrastructure investments in Obregon, Sonora, Mexico that have enhanced water efficiency in the region. This is in addition to other benefits we provide, including local job creation and fueling economic development. We are working with local authorities in Nava, Coahuila, Mexico on similar initiatives.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 8

PART I	ITEM 1. BUSINESS	Table of Contents
For Fiscal 2021, our beer net sales were higher in the second and third quarters as inventory levels in our distribution channels were replenished following a COVID-19 related production slowdown at our major breweries in Mexico earlier in the year.

Human capital resources

As of March 31, 2021, we had approximately 9,300 employees, including approximately 1,200 employees through our equally-owned joint venture with Owens-Illinois. The number of employees may change throughout the year, as we employ additional workers during the grape crushing seasons. Approximately 20% of the employees are covered by collective bargaining agreements. Collective bargaining agreements expiring within one year are minimal. We consider our employee relations generally to be good.
Employee geographic data is as follows:

COVID-19 response
We have an existing Crisis Management Committee that since January 2020 has been closely monitoring the impact of the virus that causes COVID-19, on our business and our workforce. In March 2020, the WHO recognized COVID-19 as a pandemic. In response, we have implemented various measures to reduce the spread of the virus including working from home, restricting visitors to our production locations, splitting our production workforces, reducing the on-site production workforce levels, screening workers before they enter facilities, implementing social distancing, and encouraging employees to adhere to prevention measures recommended by the CDC and the WHO. We believe these prevention measures have been effective as evidenced by the minimal number of COVID-19 cases within our workforce. Additionally, we added a Chief Medical Officer to provide health-related advice and expertise to our executive officers, Crisis Management Committee, and human resources leadership teams as they make decisions to protect the health and safety of our workforce.

We value the contributions of our workforce and considered the impacts the pandemic would have on their well-being. For our production workforce, we paid “premium pay” for a period of time while such employees continued to work on-site. In addition, where employees were not able to work due to temporary facility closures, we protected their pay to ensure they had a continued paycheck. For our hospitality employees, we recognized a material portion of their pay comes from customer gratuities and we paid these employees an equivalent value during our pay protection period. Our non-production workforce is able to work remotely using various technology tools. As part of the remote office approach, we provided reimbursement for home office support ensuring our employees had the resources needed to be effective. We have implemented a formal COVID-19 policy and launched various programs to assist our employees, including engaging with third-party wellness providers to host dedicated sessions on mental and physical well-being, and increased flexibility and resources surrounding personal and family commitments. We continue to implement and evolve our comprehensive plan to return to our non-production facilities, with government recommendations and our workforce safety guiding how we manage our return to facilities.

Diversity, equity, and inclusion
Our DE&I strategic priorities are as follows (i) develop a best-in-class, diverse workforce that reflects the consumers and communities we serve – close representation gaps to achieving our diversity goals; (ii) develop an inclusive culture – create more equitable experience for underrepresented groups; harness the benefits of diversity; and (iii) enhance social equity – extend our influence within the beverage alcohol industry and communities we serve.

We provide opportunities for our employees to advance our DE&I strategic priorities through a growing community of BRGs. Our BRGs are supported at the highest level with sponsorships from our executives. See “Executive Officers of the Company” below. Each BRG is tasked with making a business impact on behalf of the

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 9

PART I	ITEM 1. BUSINESS	Table of Contents
represented group and welcome allies. In Fiscal 2021, approximately 50% of our U.S. salaried employees were members of one or more BRGs.

Monitoring human capital metrics is a critical component to ensuring we are executing on our strategy and making progress against our DE&I objectives and goals. We measure gender and racial representation to understand diversity at various levels across the organization, and assess progress over time and to drive continuous improvement. We also assess metrics throughout the human resource lifecycle to identify potential bias and barriers in our processes, including talent acquisition, turnover, engagement scores, or participation in BRG events.

Compensation and benefits
We strive to provide pay, benefits, and services that meet the needs of our employees. There are four components of compensation: (i) base pay, (ii) long-term incentives dependent on a number of factors such as geographic location and management level which include restricted stock units, stock options, and performance share units, (iii) short-term incentives, and (iv) recognition awards. Base compensation is reviewed on an annual basis ensuring it is competitive in the market and gives employees opportunities to earn more for exceeding expectations. Our total rewards program also offers valuable benefits, tools, and resources designed to help employees stay healthy and well, while achieving security, growth, satisfaction, and success.

Professional development
We are committed to empowering our employees to grow their careers. In Fiscal 2021, we spent approximately $16 million in development and training costs, which enables our people to keep reaching for what’s next — personally and professionally.

Employee engagement
We assess employee engagement through targeted pulse surveys, which provide feedback on a variety of topics, such as company direction and strategy, DE&I, individual development, collaboration, and trust. During calendar year 2020, we had an average response rate of 78% to our surveys and an average engagement measurement of 81% across our surveyed population.

Safety
We are committed to ensuring the safety of our employees. Our global EHS policy defines our dedication to providing a safe and healthy working environment and developing a culture where every employee takes responsibility for their own safety as well as the safety of others while minimizing our impact on the environment in the communities where we live and work. With a focus on continuous improvement we are developing more robust EHS management systems, strengthening employee awareness and training, and ensuring senior leadership engagement on safety. Work-related injuries resulting from the production of our beer, wine, and spirits products are well below industry average. Our recordable incident rate as compared to the industry average are as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	Percent Change
Recordable incident rate (1)	0.95	1.45	(34%)
Industry average (2)	3.50	3.35
(1)Defined as total number of worldwide Constellation work-related injuries (cases beyond first aid) per 100 full-time employees.
(2)Calculated by taking the weighted average of the most recent (2019) U.S. Bureau of Labor Statistics data for wineries, breweries, and distilleries based on our portfolio mix on February 2021 and February 2020 for the years ended February 28, 2021, and February 29, 2020, respectively.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 10

PART I	ITEM 1. BUSINESS	Table of Contents
Empowering our employees to give back
Giving back to our communities is a value instilled by our founder, Marvin Sands, and remains core to our company’s DNA. We empower our employees to engage in the communities where they live and work in a variety of ways, including volunteering time and through a charitable matching program available to all U.S. employees.
We match donations ranging from a maximum of $5,000 to $50,000 per year, depending on management level, to charitable organizations.

$6.4 million
Fiscal 2021 corporate charitable contributions, including company match of employee donations
Corporate social responsibility
For more than 75 years, we have been committed to making a positive difference in our communities, safeguarding our environment, and advocating for responsible consumption of beverage alcohol products. Our CSR strategy is designed to align with our business goals and stakeholder interests, reflect our company values, and more directly address pressing societal needs. Specifically, we dedicate our resources towards four focus areas:

Model water stewardship for our industry – We are committed to the responsible and efficient sourcing and use of water, and engaging with our business and community partners to ensure water protection, quality, and accessibility.
Being a champion for the professional development and advancement of women – We are committed to providing resources and support to enhance the representation of women within our company, the industry, and within our communities.
Serving as a catalyst for economic development and prosperity for disadvantaged communities – We are committed to addressing the needs of disadvantaged communities, with a focus on Latinx/Hispanic and Black/African American communities.
Be a culture carrier of responsible consumption – We are committed to empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies.

Executive Officers of the Company

Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified. Information with respect to our current executive officers is as follows:

William A. Newlands, age 62, is the President and Chief Executive Officer of the Company. He has served as Chief Executive Officer of the Company and as a director since March 2019 and as President since February 2018. He served as Chief Operating Officer from January 2017 through February 2019 and as Executive Vice President of the Company from January 2015 until February 2018. From January 2016 to January 2017 he performed the role of President, Wine & Spirits Division and from January 2015 through January 2016 he performed the role of Chief Growth Officer. Mr. Newlands joined the Company in January 2015. Prior to that he served from October 2011 until August 2014 as Senior Vice President and President, North America of

Beam Inc., as Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc., from December 2010 to October 2011, and as Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010. Beam Inc., a producer and seller of branded distilled spirits products, merged with a subsidiary of Suntory Holding Limited, a Japanese company, in 2014. Prior to October 2011, Beam Global Spirits & Wine, Inc. was the spirits operating segment of Fortune Brands, Inc., which was a leading consumer products company that made and sold branded consumer products worldwide in the distilled spirits, home and security, and golf markets.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 11

PART I	ITEM 1. BUSINESS	Table of Contents

Robert Sands, age 62, is the Executive Chairman of the Board of the Company, having served in the role since March 2019 and as a director since January 1990. Previously, he served as Chief Executive Officer of the Company from July 2007 through February 2019. Mr. Sands also served as President from December 2002 to February 2018, as Chief Operating Officer from December 2002 to July 2007, as Group President from April 2000 through December 2002, as Chief Executive Officer, International from December 1998 through April 2000, as Executive Vice President from October 1993 through April 2000, as General Counsel from June 1986 through May 2000, and as Vice President from June 1990 through October 1993. He is the brother of Richard Sands.

Richard Sands, Ph.D., age 70, is the Executive Vice Chairman of the Board of the Company, having served in the role since March 2019. He previously served as Chairman of the Board from September 1999 through February 2019. He has been employed by the Company in various capacities since 1979. He has served as a director since 1982. He served as Chief Executive Officer from October 1993 to July 2007, as Executive Vice President from 1982 to May 1986, as President from May 1986 to December 2002, and as Chief Operating Officer from May 1986 to October 1993. He is the brother of Robert Sands.

James O. Bourdeau, age 56, is the Executive Vice President and Chief Legal Officer of the Company, having served in the role since December 2017 and as the Company’s Secretary since April 2017. Prior to that, he served as the Company’s Senior Vice President and General Counsel, Corporate Development, having performed that role from September 2014 until December 2017. Before joining the Company in September 2014, Mr. Bourdeau was an attorney with the law firm of Nixon Peabody LLP from July 2000 through September 2014, and a partner from February 2005 through September 2014. Mr. Bourdeau was associated with another law firm from 1995 to 2000.

BRG sponsorship - STELLAR PRIDE supporting our LGBTQ community

Garth Hankinson, age 53, is the Executive Vice President and Chief Financial Officer of the Company, having served in the role since January 2020. Prior to that, he served as the Company’s Senior Vice President, Corporate Development, a position he had been in since February 2016, where he was responsible for leading all of the Company’s financial planning, reporting, and analysis activities, as well as all efforts related to mergers, acquisitions, ventures investments, and strategic alliances. From October 2009 until February 2016, he served as the Vice President, Corporate Development of the Company. From October 2007 until October 2009, Mr. Hankinson served as the Vice President, Business Development for Constellation’s prior

Canadian business, Constellation Brands Canada, Inc., which was a Canadian subsidiary of the Company during that time. From March 2004 until October 2007, he served as the Director of Corporate Development.

BRG sponsorship - Veterans, Service Members, First Responders

Robert Hanson, age 58, is the Executive Vice President and President, Wine & Spirits Division of the Company, having served in the role since June 2019. Prior to that, he served as Chief Executive Officer of John Hardy Global Limited, a luxury jewelry brand, from August 2014 to June 2019. He continued to serve as its Chairman of the Board until July 2020. He served as Chief Executive Officer and a Director of American Eagle Outfitters, Inc., a leading global specialty retailer of clothing, accessories, and personal care products from January 2012 to January 2014. He served Levi Strauss & Co. from 1988 to 2011 in a variety of important leadership roles across multiple brands where he led cross-functional teams, including merchandising, product development, multi-channel operations, marketing and creative teams, in addition to a full support staff. Mr. Hanson’s roles at Levi’s included serving as Global President of the Levi’s Brand from 2010 to 2011; President, Levi’s Strauss Americas/North America from 2006 to 2010; President, Levi’s Brand U.S. from 2001 to 2006; and President/Vice President, Levi’s Europe/Africa/Middle East from 1998 to 2001.

BRG sponsorship - Win.Inspire.Support.Elevate. supporting our female community

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 12

PART I	ITEM 1. BUSINESS	Table of Contents

F. Paul Hetterich, age 58, is the Company’s Executive Vice President and President, Beer Division as well as President of Crown having performed these roles since January 2016. He has been an Executive Vice President of the Company since June 2003. From January 2015 through January 2016 he performed the role of Executive Vice President, Corporate Development & Beer Operations. From June 2011 until January 2015 he served as Executive Vice President, Business Development and Corporate Strategy, from July 2009 until June 2011 he served as Executive Vice President, Business Development, Corporate Strategy and International, and from June 2003 until July 2009 he served as Executive Vice President, Business Development and Corporate

Strategy. From April 2001 to June 2003 Mr. Hetterich served as the Company’s Senior Vice President, Corporate Development. Prior to that, Mr. Hetterich held several increasingly senior positions in the Company’s marketing and business development groups. Mr. Hetterich has been with the Company since 1986.

BRG sponsorship - Supporting and Attracting Latinos United for Diversity and Development

Thomas M. Kane, age 60, is the Executive Vice President and Chief Human Resources Officer of the Company, having served in the role since joining the Company in May 2013. Mr. Kane previously served as Senior Vice President, Human Resources and Government Relations of Armstrong World Industries, Inc., a global producer of flooring products and ceiling systems, from February 2012 to May 2013, he served as its Senior Vice President, Human Resources from August 2010 to February 2012 and served as its Chief Compliance Officer from February 2011 to February 2012. Prior to that, Mr. Kane served as Global Vice President, Human Resources for Black & Decker Power Tools, a manufacturer of power and hand tools, from 2002 to 2010. From

1999 to 2002 Mr. Kane served as Global HR leader of GE Specialty Materials, a large manufacturer of silicone products.
BRG sponsorship - Win.Inspire.Support.Elevate. supporting our female community

Michael McGrew, age 47, has been an Executive Vice President of the Company since April 2020. Beginning December 2020, Mr. McGrew has performed the role of Executive Vice President, and Chief Communications, CSR, and Diversity Officer of the Company. Mr. McGrew joined Constellation Brands in 2014 as Senior Director, Communications for the Company’s Beer Division. He was promoted to Vice President, Communications – Beer Division in 2016 and assumed the role of Vice President, Corporate Communications in 2017. Prior to joining Constellation Brands, he held a number of roles with increasing responsibility at Grainger, then a $9 billion global provider of industrial supplies and equipment. While at Granger, from 2011 to

2013 Mr. McGrew served as Director, U.S. Business Communications, from January 2013 to October 2013 he served as Senior Director, U.S. Business & Global Supply Chain Communications and from October 2013 to September 2014 he served as Senior Director, Communications – Americas, among other roles of increasing responsibility.

Mallika Monteiro, age 42, has been an Executive Vice President of the Company since October 2019. Beginning March 2021, Ms. Monteiro has performed the role of Executive Vice President, and Chief Growth, Strategy, and Digital Officer. From October 2019 to February 2021 she performed the role of Executive Vice President, Chief Growth and Strategy Officer and from October 2018 to September 2019, she performed the role of Senior Vice President, Chief Growth Officer. She joined Constellation in October 2016 as Vice President, Beer Innovation and was given additional responsibilities as Chief of Staff to the Company's Executive Management Committee in August 2018. Prior to joining Constellation, from July 2014 to September 2016,

Ms. Monteiro was a Senior Marketing Director at Anheuser Busch InBev. Prior to joining Anheuser Busch InBev, she served in roles of increasing responsibility with Beam Suntory Inc., including as Associate Brand Manager - Jim Beam from July 2007 to June 2009, Brand Manager - Cognac from July 2009 to December 2011, and Senior Brand Manager - Vodka, from January 2012 to June 2014.

BRG sponsorship - Constellation Parents Network

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 13

PART I	ITEM 1. BUSINESS	Table of Contents

James A. Sabia, Jr., age 59, has been an Executive Vice President of the Company since May 2018. Beginning March 2021, Mr. Sabia has performed the role of Executive Vice President, Managing Director, Beer Division. From May 2018 through March 2021 he performed the role of Executive Vice President, Chief Marketing Officer. He joined the Company in August 2007 as Vice President, Marketing for the Company’s spirits business. Since then, he has served in roles of increasing responsibility with the Company. Since 2009, he has served as the Chief Marketing Officer of the Company’s Beer Division. From 2009 to June 2013, Mr. Sabia was employed by Crown, of which the Company owned a 50% interest and was the Company’s beer business during that period. In June 2013, the Company acquired the remaining 50% of Crown, which became a wholly-owned indirect subsidiary of the Company on that date. Prior to joining the Company, Mr. Sabia was with Molson Coors Brewing Company for 17 years.

BRG sponsorship - African Americans Strengthening Constellation’s Engagement, Networking, & Development

Company Information

Our Internet website is https://www.cbrands.com. Our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at https://www.cbrands.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers, such as ourselves, that file electronically with the SEC. The Internet address of the SEC’s site is https://www.sec.gov.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 14

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Item 1A. Risk Factors

In addition to information discussed elsewhere in this report, you should carefully consider the following factors, as well as additional factors not presently known to us or that we currently deem to be immaterial, which could materially affect our business, liquidity, financial condition, and/or results of operations in present and/or future periods.

Operational Risks
Supply of quality water, agricultural, and other raw materials, certain raw materials and packaging materials purchased under short-term supply contracts, limited group of suppliers of glass bottles
The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of our breweries, wineries, and distilleries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields. If water available to our operations or the operations of our suppliers becomes scarce or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints. In addition, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of our production facilities and vineyards. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, such as corn, barley or hops, which could lead to a shortage of our product supply.

We have substantial brewery operations in the country of Mexico, brewery operations in the states of Texas, Virginia, and Florida, and we currently have substantial wine operations in the state of California as well. In the past, California had endured an extended period of drought and instituted restrictions on water usage, and a recurrence of such conditions could have an adverse effect upon those operations. Our Mexico brewery operations currently receive allocations of water sufficient for their operations. The water supply for our Nava Brewery is sourced from a single water supply. Although we anticipate our operations will have adequate sources of water to support their on-going requirements, there is no guarantee that the sources of water, methods of water delivery, or water requirements will not change materially in the future. We may incur additional expenses for improving water delivery and securing additional water sources.

Our breweries, the glass plant, our wineries, and our distilleries use a large volume of agricultural and other raw materials to produce their products. These include corn starch and sugars, malt, hops, fruits, yeast, and water for our breweries; soda ash and silica sand for the glass plant; grapes and water for our wineries; and grain and water for our distilleries. Our breweries, wineries, and distilleries all use large amounts of various packaging materials, including glass, aluminum, cardboard, and other paper products. Our production facilities also use electricity, natural gas, and diesel fuel in their operations. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply, on-time availability and price of raw materials, packaging materials, and energy can be affected by many factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices), droughts, storms, and other weather conditions or natural or man-made events, economic factors affecting growth decisions, inflation, plant diseases, and theft.

Our breweries, wineries, and distilleries are also dependent upon an adequate supply of glass bottles. Glass bottle costs are one of our largest components of cost of product sold. We currently have a small number of suppliers of glass bottles for our Mexican beer brands. In the U.S., glass bottles have only a small number of producers. Currently, one producer supplies most of our glass container requirements for our U.S. wine and spirits operations and two producers supply our glass bottles for our craft beer operations.

Disruptions in our supply chains could impact our ability to continue production. To the extent any of the foregoing factors increases the costs of our finished products or lead to a shortage of our product supply, we could experience a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 15

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Reliance upon complex information systems and third-party global networks, cyber-attacks, and design and ongoing implementation of our new global ERP
We depend on information technology to enable us to operate efficiently and interface with customers and suppliers, maintain financial accuracy and efficiency, and effect accurate and timely governmental reporting. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, loss of or damage to intellectual property through security breach, or penalties associated with the failure to timely file governmental reports. We recognize that many groups on a worldwide basis have experienced increases in security breaches, cyber-attacks, and other hacking activities such as denial of service, malware, and ransomware. As with all large information technology systems, our systems could be penetrated by increasingly sophisticated outside parties’ intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, or engaging in the unauthorized use of strategic information about us or our employees, customers, or consumers. Such unauthorized access could disrupt our operations and could result in the loss of assets or revenues, litigation, remediation costs, damage to our reputation, or the failure by us to retain or attract customers following such an event.

We have outsourced various functions to third-party service providers and may outsource other functions in the future. We rely on those third-party service providers to provide services on a timely and effective basis, but we do not ultimately control their performance. Their failure to perform as expected or as required by contract, or a cyber-attack on them that disrupts their systems, could result in significant disruptions and costs to our operations or a penetration of our systems.

We are in the process of implementing a new global ERP system. We previously replaced the portion of our ERP system servicing our Mexican operations and on March 1, 2021, we replaced the portion of our ERP system servicing our wine and spirits operations, U.S. beer operations, and our corporate operations. The ERP system for the remaining portions of our business is scheduled to be replaced later in Fiscal 2022. We are designing the ERP system to accurately maintain our financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. We expect our ongoing implementation process will continue to require the investment of significant personnel and financial resources. Companies which implement new ERP systems may experience delays, increased costs, and other difficulties. If our ERP system design and implementation plan is not successful or if our ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, or we may not be able to operate our business.

To the extent any of the foregoing factors result in significant disruptions and costs to our operations or reduce the effectiveness of our internal control over financial reporting, we could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Economic and political uncertainties associated with our international operations
Our products are produced and sold in numerous countries, we have employees in various countries, and we have production facilities currently in the U.S., Mexico, New Zealand, and Italy.

The countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products, in varying amounts. Governmental bodies may propose changes to international trade agreements, treaties, tariffs, taxes, and other government rules and regulations including but not limited to environmental treaties and regulations. Significant increases in import and excise duties or other taxes on, or that impact, beverage alcohol products could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. Any such tariffs, particularly on imports from Mexico and any retaliatory tariffs imposed by the Mexican government, may have a material adverse effect on our results of operations, including our sales and profitability.

In addition, governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements, or taxes could have a material

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 16

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

These uncertainties and changes, as well as the decisions, policies, and economic strength of our suppliers and distributors, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Dependence on limited facilities for production of our Mexican beer brands, and expansion and construction issues
We are dependent on our Nava and Obregon breweries as our sole sources of supply to fulfill our Mexican beer brands product requirements, both now as well as for the near-term.

We are expanding our Nava and Obregon breweries. In a public consultation process in Mexicali, Baja California, Mexico, voters voiced opposition to the construction of our Mexicali Brewery, and we have suspended construction of that brewery. We are currently working with local authorities, Mexican government officials, and members of the community in Mexicali on next steps related to that brewery construction project and options elsewhere in Mexico for our long-term production requirements. These are multi-million-dollar activities, with a potential risk of completion delays and cost overruns.

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

We may not be able to satisfy our product supply requirements for the Mexican beer brands in the event of a significant disruption, partial destruction, or total destruction of the Nava or Obregon breweries or the glass plant, or difficulty shipping raw materials and product into or out of the U.S., or temporary inability to produce our product due to closure or lower production levels of one or more of our Mexican breweries as a result of COVID-19. Also, if the contemplated expansions of the Nava and Obregon breweries and construction of additional brewery capacity in Mexico are abandoned or are not otherwise completed by their targeted completion dates, we may not be able to produce sufficient quantities of our Mexican beer to satisfy our needs. Under such circumstances, we may be unable to obtain our Mexican beer at a reasonable price from another source, if at all. A significant disruption at our Nava or Obregon breweries, or the glass plant, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more or may take a significant time to start production, any of which could have a material adverse effect on our product supply, business, liquidity, financial condition, and/or results of operations.

Operational disruptions or catastrophic loss to breweries, wineries, other production facilities, or distribution systems
All of our Mexican beer brands product supply is currently produced at our breweries in Nava, Coahuila, Mexico and Obregon, Sonora, Mexico. Many of the workers at these breweries are covered by collective bargaining agreements, and the Mexican government is also evaluating labor reform proposals which could increase our costs. The glass plant currently has five operational glass furnaces which supply approximately 55% of the total annual glass bottle supply for our Mexican beer brands. Several of our vineyards and production and distribution facilities, including certain California wineries, are in areas prone to seismic activity. Additionally, we

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 17

PART I	ITEM 1A. RISK FACTORS	Table of Contents
have various vineyards and wineries in the state of California which has recently experienced wildfires and landslides.

If any of these or other of our properties and production facilities were to experience a significant operational disruption or catastrophic loss, it could delay or disrupt production, shipments, and revenue, and result in potentially significant expenses to repair or replace these properties. Also, our production facilities are asset intensive. As our operations are concentrated in a limited number of production and distribution facilities, we are more likely to experience a significant operational disruption or catastrophic loss in any one location from acts of war or terrorism, fires, floods, earthquakes, severe winter storms, hurricanes, pandemics, labor strike, or other labor activities, cyber-attacks, and other attempts to penetrate our information technology systems or the information technology used by our employees who work from home during the COVID-19 pandemic, unavailability of raw or packaging materials, or other natural or man-made events. If a significant operational disruption or catastrophic loss were to occur, we could breach agreements, our reputation could be harmed, and our business, liquidity, financial condition, and/or results of operations could be adversely affected due to higher maintenance charges, unexpected capital spending, or product supply constraints.

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

Climate change and environmental regulatory compliance
Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Severe weather events, such as drought or flooding in California or an unexpected severe winter

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 18

PART I	ITEM 1A. RISK FACTORS	Table of Contents
storm in Texas or Mexico, and climate change may negatively affect agricultural productivity in the regions from which we presently source our various agricultural raw materials or the energy supply powering our production facilities. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers, and consumers. Natural disasters such as severe storms, floods, and earthquakes may also negatively impact the ability of consumers to purchase our products.

We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation, and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability, and indemnification costs to differ materially from the costs that we have estimated. We may incur costs associated with environmental compliance arising from events we cannot control, such as unusually severe floods, hurricanes, earthquakes, or fires. We cannot assure that our costs in relation to these matters will not exceed our projections or otherwise have a material adverse effect upon our business, liquidity, financial condition, and/or results of operations.

Reliance on wholesale distributors, major retailers, and government agencies
Local market structures and distribution channels vary worldwide. Within our primary market in the U.S., we offer a range of beverage alcohol products with generally separate distribution networks utilized for our beer portfolio and our wine and spirits portfolio. In the U.S., we sell our products principally to wholesalers for resale to retail outlets and directly to government agencies. We have an exclusive arrangement with one wholesaler that will generate a large portion of our U.S. wine and spirits net sales. Wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space, promotional support and consumer purchases, and wholesalers or retailers may give higher priority to products of our competitors. The replacement or poor performance of our major wholesalers, retailers, or government agencies could result in temporary or longer-term sales disruptions or could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Contamination and degradation of product quality from diseases, pests, and the effects of weather and climate conditions
Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect sales. Various diseases, pests, fungi, viruses, drought, frosts, and certain other weather conditions or the effects of climate conditions, such as smoke taint from wildfires, could affect the quality and quantity of barley, hops, grapes, and other agricultural raw materials available, decreasing the supply and quality of our products. Similarly, power disruptions due to weather conditions could adversely impact our production processes and the quality of our products. We cannot guarantee that we and/or our suppliers of agricultural raw materials will succeed in preventing contamination in existing and/or future vineyards or fields. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. It is also possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 19

PART I	ITEM 1A. RISK FACTORS	Table of Contents
recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period, which could further reduce consumer demand and brand equity.

Marijuana is currently illegal under U.S. federal law and in other jurisdictions; we do not control Canopy’s business or operations
The ability of Canopy to achieve its business objectives is contingent, in part, upon the legality of the cannabis industry, Canopy’s compliance with regulatory requirements enacted by various governmental authorities, and Canopy obtaining all regulatory approvals, where necessary, for the production and sale of its products. The laws and regulations governing medical and recreational cannabis are still developing, including in ways that we may not foresee. Canopy’s success will depend on, among other things, the ability of Canopy to operate successfully in the cannabis market space and the presence of sufficient retail outlets. There are also concerns about health issues associated with certain types of form factors for cannabis products, such as those used in vaping. These issues may result in a less robust consumer demand for certain form factors. There is no assurance a robust cannabis consumer market will develop consistent with our expectations or that consumers will purchase any Canopy products. Although the Agriculture Improvement Act of 2018 has taken hemp and hemp derived cannabinoids out of the most restrictive class of controlled substances, marijuana is a schedule-1 controlled substance in the U.S. and is currently illegal under U.S. federal law. Even in those U.S. states in which the recreational use of marijuana has been legalized, its use remains a violation of U.S. federal law. Since U.S. federal laws criminalizing the use of marijuana preempt state laws that legalize its use, continuation of U.S. federal law in its current state regarding marijuana would likely limit the expansion of Canopy’s business into the U.S. Similar issues of illegality apply in other countries. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or impact negatively Canopy’s markets, products, and sales initiatives and could have a material adverse effect on Canopy’s business, liquidity, financial condition, and/or results of operations. Were that to occur, we may not be able to recover the value of our investment in Canopy.

We have the right to nominate four members of the Canopy board of directors. While we do not control Canopy’s business or operations, we do rely on Canopy’s internal controls and procedures for operation of that business. Nevertheless, our financing arrangements require us to certify, among other things, that to our knowledge (i) Canopy is properly licensed and operating in accordance with Canadian laws in all material respects; (ii) Canopy does not knowingly or intentionally purchase, manufacture, distribute, import, and/or sell marijuana, or any other controlled substance in or from the U.S. or any other jurisdiction, in each case, where such purchase, manufacture, distribution, importation, or sale of marijuana or such other controlled substance is illegal, except in compliance with all applicable federal, state, local, or foreign laws, rules and regulations; and (iii) Canopy does not knowingly or intentionally partner with, invest in, or distribute marijuana or any other controlled substance to any third-party that knowingly or intentionally purchases, sells, manufactures, or distributes marijuana or any other controlled substance in the U.S. or any other jurisdiction, in each case, where such purchase, sale, manufacture, or distribution of marijuana or such other controlled substance is illegal, except in compliance with all applicable Federal, state, local, or foreign laws, rules and regulations. Were we to know that Canopy was knowingly or intentionally violating any of these applicable laws, we would be unable to make the required certification under our financing arrangements, which could lead to a default under those financing arrangements.

Strategic Risks
Potential decline in the consumption of products we sell; dependence on sales of our Mexican beer brands
Our business depends upon consumers’ consumption of our beer, wine, and spirits brands, and sales of our Mexican beer brands in the U.S. are a significant portion of our business. Accordingly, a decline in the growth rate, amount, or profitability of our sales of the Mexican beer brands in the U.S. could adversely affect our business, liquidity, financial condition, and/or results of operations. Further, consumer preferences and tastes may shift due to, among other reasons, changing taste preferences, demographics, or perceived value. Consequently, any material shift in consumer preferences and taste in our major markets away from our beer, wine, and spirits brands, and our Mexican beer brands in particular, or from the categories in which they compete could have a negative impact on our business, liquidity, financial condition, and/or results of operations. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies may be put into effect to deal with the spread of COVID-19, and changes in leisure, dining, and beverage consumption

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 20

PART I	ITEM 1A. RISK FACTORS	Table of Contents
patterns. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•a general decline in economic or geopolitical conditions;
•concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
•a general decline in the consumption of beverage alcohol products in on-premise establishments, which may result from stricter laws relating to driving while under the influence of alcohol;
•the increased activity of anti-alcohol groups;
•increased federal, state, provincial, and foreign excise, or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;
•increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax or changes to international trade agreements or tariffs;
•inflation; and
•wars, health epidemics or pandemics, quarantines, weather, and natural or man-made disasters.

Acquisition, divestiture, investment, and NPD strategies
From time to time, we acquire businesses, assets, or securities of companies that we believe will provide a strategic fit with our business. We integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations, and information systems. If the financial performance of our business, as supplemented by the assets and businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations. We may not effectively assimilate the business or product offerings of acquired companies into our business or within the anticipated costs or timeframes, retain key customers and suppliers or key employees of acquired businesses, or successfully implement our business plan for the combined business. In addition, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates and we may fail to realize fully anticipated cost savings, growth opportunities, or other potential synergies. We cannot assure that the fair value of acquired businesses or investments will remain constant.

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

We have also acquired or retained ownership interests in companies which we do not control, such as our joint venture to operate a glass plant adjacent to our Nava Brewery, our interest in Canopy, and investments made through our corporate ventures capital function, and have acquired control of companies which we do not wholly own, such as our 75% interest in Nelson’s Green Brier. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business, or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us, among other matters, to pay certain costs, to make capital investments, to fulfill alone our joint venture partners’ obligations, or to purchase other parties’ interests. The entities in which we have an interest may be subject to litigation which may have an adverse impact on their ability to do business or under which they may incur costs and expenses which could have a material adverse impact on their operations or financial condition which, in turn, could negatively impact the value of our investment. The internal control over financial reporting of entities which we consolidate but either do not control or do not wholly own, may not be as robust as our internal controls.

We previously increased our investment in Canopy through exercise of our warrants in Canopy and we may further increase our investment in the future. While we will not develop, distribute, manufacture, or sell cannabis products in the U.S., or anywhere else in the world, unless legally permissible to do so at all

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 21

PART I	ITEM 1A. RISK FACTORS	Table of Contents
governmental levels in the particular jurisdiction, this investment could affect consumer perception of our existing brands and our reputation with various constituencies.

In addition, our continued success depends, in part, on our ability to develop new products such as our Corona Hard Seltzer. The launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal. A new product launch can give rise to a variety of costs. An unsuccessful launch, among other things, can affect consumer perception of existing brands, and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

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

Our Canopy investment is dependent upon an emerging market and legal sales of cannabis products
The legal cannabis market is an emerging market. The legislative framework pertaining to the Canadian cannabis market, as well as cannabis markets in other countries, is uncertain. The success of the Canopy transactions will depend on, among other things, the ability of Canopy to create a strong platform to operate successfully in the cannabis market space, consumer demand for its products, and the presence of sufficient retail outlets. There are also concerns about health issues associated with certain types of form factors for cannabis products, such as those used in vaping. These issues may result in a less robust consumer demand for certain form factors. There is no assurance a robust cannabis consumer market will develop consistent with our expectations or that consumers will purchase any Canopy products.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 22

PART I	ITEM 1A. RISK FACTORS	Table of Contents
to, or licensed by, us. On February 15, 2021, Cervecería Modelo de México, S. de R.L. de C.V. filed a lawsuit in the United States District Court for the Southern District of New York against our subsidiaries CB Brand Strategies, LLC, Crown, and Compañía Cervecera de Coahuila, S. de R.L. de C.V., alleging, among other things, that our sublicense of the trademarks for our Mexican beer brands should not permit us to use the Corona brand name on our Corona Hard Seltzer. While we believe this lawsuit is without merit, if we are not successful, we may not be able to market our hard seltzer product in its current formulation under the Corona brand name which may have an adverse effect on our business and financial condition.

Financial Risks
Indebtedness
We have incurred indebtedness to finance investments and acquisitions, fund beer operations expansion and construction activities, pay cash dividends, and repurchase shares of our common stock. In the future, we may continue to incur additional indebtedness to finance investments and acquisitions, pay cash dividends, repurchase shares of our stock, and fund other general corporate purposes, including beer operations expansion and construction activities. We cannot assure that our business will generate sufficient cash flow from operations to meet all our debt service requirements; return value to shareholders such as through payment of dividends or repurchase of shares of our common stock; and fund our general corporate and capital requirements.

Our current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

•our ability to obtain financing for future working capital needs or investments/acquisitions or other purposes may be limited;
•our funds available for operations, expansions and construction, dividends, or other distributions, or stock repurchases may be reduced because we dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;
•our ability to conduct our business could be limited by restrictive covenants; and
•our vulnerability to adverse economic conditions may be greater than less leveraged competitors and, thus, our ability to withstand competitive pressures may be limited.

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

If we do not comply with the obligations contained in our senior credit facility, our existing or future indentures, or other loan agreements, we could be in default under such debt facilities or agreements. In such an event, the holders of our debt could elect to declare as due and payable all amounts outstanding under those instruments. A default could also require the immediate repayment of outstanding obligations under other debt facilities or agreements that contain cross-acceleration or cross-default provisions. If that occurred, we might not have available funds to satisfy our repayment obligations.

Securities measured at fair value
The value of the warrants and convertible debt we hold in Canopy through our subsidiaries is subject to the volatility of the market price of Canopy’s common stock. This volatility subjects our financial statements to volatility. The market price of Canopy’s common stock has experienced significant volatility, and that volatility may continue in the future and may also be subject to wide fluctuations in response to many factors beyond the control of Canopy, or of us. These factors include, but are not limited to:

•actual or anticipated fluctuations in Canopy’s reported results of operations;

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 23

PART I	ITEM 1A. RISK FACTORS	Table of Contents
•recommendations by securities analysts;
•impact of COVID-19 on Canopy’s operations and revenues, on Canopy’s ability to access financial markets, and on the cannabis industry generally;
•changes in the market valuations of companies in the industry in which Canopy operates;
•announcement of developments and material events by Canopy or its competitors;
•fluctuations in the costs of vital production materials and services;
•addition or departure of Canopy executive officers or other key personnel;
•news reports relating to trends, concerns, technological, or competitive developments, regulatory changes and other related issues in Canopy’s industry or target markets;
•regulatory changes affecting the cannabis industry generally and Canopy’s business and operations; and
•administrative obligations associated with Health Canada requirements and compliance with all associated rules and regulations including, but not limited to, the Canadian Cannabis Act.

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

Canopy’s corporate governance and valuation
Canopy’s business is subject to evolving corporate governance and public disclosure regulations that may from time to time increase both Canopy’s compliance costs and the risk of its non-compliance. These include changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including, but not limited to, the Canadian Securities Administrators, the TSX, the International Accounting Standards Board, the SEC, Nasdaq, and previously the NYSE. These rules continue to evolve in scope and complexity creating new requirements for Canopy. Canopy was previously exempt from certain NYSE corporate governance requirements because it was a foreign private issuer. As of September 30, 2019, it no longer met the test to qualify as a foreign private issuer. Effective April 1, 2020, Canopy was required to comply with all the NYSE corporate governance requirements and the requirements of SOX that require management of Canopy to perform an annual assessment of the effectiveness of Canopy’s internal control over financial reporting and its registered public accounting firm conduct an independent assessment of the effectiveness of such controls. In November 2020, Canopy delisted from the NYSE and transferred its listing to Nasdaq. Canopy is required to comply with applicable Nasdaq listing standards. In the future, Canopy’s internal controls may not be adequate, or Canopy may not be able to maintain adequate and effective internal controls over financial reporting as required by SOX, or on an ongoing basis if standards are modified, supplemented, or amended from time to time. If not maintained, investors could lose confidence in the reliability of its financial statements, which could harm Canopy’s business and have a negative impact on the trading price or market value of Canopy securities. Our investment in Canopy could be impaired if the trading price of its equity is below our carrying value of that investment.

In addition, we record as equity in earnings our proportional share of Canopy’s results. We could have a material weakness in the event the proportional share of Canopy’s results that we record contains an error as a result of an error in Canopy’s financial statements that we do not detect.

Although we do not control Canopy, we do have significant influence over Canopy. If we controlled Canopy, we would have to consolidate Canopy into our financial statements, and if Canopy had a material weakness, we would inherit Canopy’s material weakness through consolidation. In such an event, even if Canopy’s financial statements were correct, the fact that Canopy had a material weakness could result in a material weakness for us.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 24

PART I	ITEM 1A. RISK FACTORS	Table of Contents
decline in the social acceptability of beverage alcohol products that may result from lawsuits could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Other Risks
Control by the Sands family
Our Class B Common Stock is principally held by members of the Sands family, either directly or through entities controlled by members of the Sands family. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class 1 Common Stock generally do not have voting rights. The stock ownership of the Sands family and entities controlled by members of the Sands family represents a majority of the combined voting power of all classes of our common stock as of April 14, 2021, voting as a single class. Consequently, the Sands family has the power to elect a majority of our directors and approve actions requiring the approval of the stockholders of the Company voting as a single class. In addition, if significant stock indices decide to prohibit the inclusion of companies with dual class structures, the price of our Class A Common Stock could be negatively impacted and could become more volatile.

General Risks
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

•changes in local political, economic, social, and labor conditions;
•potential disruption from socio-economic violence, including terrorism and drug-related violence;
•restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;
•import and export requirements and border accessibility;
•currency exchange rate fluctuations;
•a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights, privacy obligations, real property rights, and liability issues; and
•inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act.

Unfavorable global or regional economic conditions, including economic slowdown and the disruption, volatility, and tightening of credit and capital markets, as well as unemployment, tax increases, governmental spending cuts, or a return of high levels of inflation, could affect consumer spending patterns and purchases of our products. These could also create or exacerbate credit issues, cash flow issues, and other financial hardships for us and our suppliers, distributors, retailers, and consumers. The inability of suppliers, distributors, and retailers to access liquidity could impact our ability to produce and distribute our products.

We are also exposed to risks associated with interest rate fluctuations. We could experience changes in our ability to manage fluctuations in interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks.

We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems, intergovernmental disputes or animus against the U.S. Any determination that our operations or activities did not comply with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.

Damage to our reputation
The success of our brands depends upon the positive image that consumers have of those brands and maintaining a good reputation is critical to selling our branded products. Our reputation could also be impacted negatively by public perception, adverse publicity (whether or not valid, such as the similarity of the name of

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 25

PART I	ITEM 1A. RISK FACTORS	Table of Contents
certain of our brands or trademarks and a type of virus), negative comments in social media, or our responses relating to:

•a perceived failure to maintain high ethical and ESG standards and practices for all our operations and activities;
•a perceived failure to address concerns relating to the quality, safety, or integrity of our products, including from contamination, whether arising accidentally or through deliberate third-party action;
•allegations that we, or persons associated with us or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cyber-security;
•our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or
•efforts that are perceived as insufficient to promote the responsible use of alcohol or cannabis.

Failure to comply with federal, state, or local laws and regulations, maintain an effective system of internal controls, provide accurate and timely financial statement information, or protect our information systems against service interruptions, misappropriation of data, or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity and renew investor confidence.

Competition
We are in a highly competitive industry and our sales could be negatively affected by numerous factors including:

•our inability to maintain or increase prices;
•new entrants in our market or categories;
•the decision of wholesalers, retailers, or consumers to purchase competitors’ products instead of ours; or
•a general decline in beverage alcohol consumption due to consumer dietary preference changes or consumers substituting legalized marijuana or other similar products in lieu of beverage alcohol.

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

Changes to tax laws, fluctuations in our effective tax rate, accounting for tax positions, and the resolution of tax disputes, and changes to accounting standards, elections, or assertions
The U.S. federal budget and individual state, provincial, local municipal budget deficits, or deficits in other governmental entities, could result in increased taxes on our products, business, customers, or consumers. Various proposals to increase taxes on beverage alcohol products have been made at the federal and state levels or at other governmental bodies in recent years. Federal, state, provincial, local, or foreign governmental entities may consider increasing taxes upon beverage alcohol products as they explore available alternatives for raising funds.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 26

PART I	ITEM 1A. RISK FACTORS	Table of Contents
In addition, significant judgment is required to determine our effective tax rate and evaluate our tax positions. Our provision for income taxes includes a provision for uncertain tax positions. Fluctuations in federal, state, local, and foreign taxes, or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and our financial results. When tax matters arise, several years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter could increase our effective tax rate and resolution of a tax issue may require the use of cash in the year of resolution.

U.S. tax changes or changes in how international corporations are taxed, including changes in how existing tax laws are interpreted or enforced, or changes to accounting standards, elections or assertions could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Quarterly cash dividends and share repurchases are subject to a number of uncertainties, and may affect the price of our common stock
Our capital allocation strategy contemplates cash dividends and share repurchases under our share repurchase program. We fund our cash dividends and share repurchases through a combination of operating free cash flow, borrowings, and divestiture proceeds. However, we are not required to declare dividends or to make any share repurchases under our share repurchase program. We may discontinue, accelerate, suspend, or delay our dividends and share repurchases at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing, and frequency of such dividends and share repurchases may vary from historical practice or from our stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase, or delay our cash dividends or share repurchases include market conditions, the price of our common stock, the natures and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to our ability to obtain financing at attractive rates, the impact on our credit ratings, and the availability of cash. The reduction or elimination of our cash dividend, or longer suspension or elimination of our share repurchase program could adversely affect the market prices of our common stock. Additionally, there can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 27

PART I	OTHER KEY INFORMATION	Table of Contents
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

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Wine and Spirits segment, we have adequate capacity to meet our needs for the foreseeable future. Within the Beer segment, we have adequate capacity to meet our current needs and we have undertaken activities to increase our production capacity to address our anticipated future demand. As of February 28, 2021, our material properties by segment, all of which are owned, unless otherwise noted, consist of:

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
●  Gonzales Winery in Gonzales, California, U.S.
●  Mission Bell Winery in Madera, California, U.S.
●  Woodbridge Winery in Acampo, California, U.S.
●  Drylands Winery in Marlborough, South Island, New Zealand

Warehouse, distribution, and other production facilities
●  Lodi Distribution Center in Lodi, California, U.S. (2)
●  Pontassieve Winery in Florence, Italy

(1)The glass production plant in Nava, Coahuila, Mexico is owned and operated by an equally-owned joint venture with Owens-Illinois and is located adjacent to our Nava Brewery.
(2)The distribution center in Lodi, California is a leased facility.

Within our Wine and Spirits segment, as of February 28, 2021, we owned, leased, or had interests in approximately 10,100 acres of vineyards in California (U.S.), 6,800 acres of vineyards in New Zealand, and 1,300 acres of vineyards in Italy.

Item 3. Legal Proceedings

For information regarding Legal Proceedings, see Risk Factors and Note 16.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 28

PART II	OTHER KEY INFORMATION	Table of Contents

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A Common Stock and Class B Common Stock trade on the NYSE under the symbols STZ and STZ.B, respectively. There is no public trading market for our Class 1 Common Stock. At April 14, 2021, the number of holders of record of our Class A Common Stock, Class B Common Stock, and Class 1 Common Stock were 502, 95, and 13, respectively.

For information regarding dividends and share repurchase programs, see MD&A.

For information on securities authorized for issuance under our equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Item 12. of this Form 10-K.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 29

PART II	ITEM 7. MD&A	Table of Contents
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” located in our Form 10-K for the fiscal year ended February 29, 2020, filed on April 21, 2020, for reference to discussion of the fiscal year ended February 28, 2019, the earliest of the three fiscal years presented. This MD&A, which should be read in conjunction with our Financial Statements, is organized as follows:

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

Liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, liquidity position, and commitments. Included in the analysis of outstanding debt is a discussion of the capacity available to fund our ongoing operations and future commitments, as well as a discussion of other financing arrangements.

Critical accounting policies and estimates.    This section identifies accounting policies that are considered important to our results of operations and financial condition, require significant judgment and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1.

Overview

Our internal management financial reporting consists of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we report our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. Our Canopy Equity Method Investment makes up the Canopy segment.

In the Beer segment, our portfolio consists of high-end imported beer, craft beer, and ABA brands. We have an exclusive perpetual brand license to import, market, and sell our Mexican beer portfolio in the U.S. In the Wine and Spirits segment, our portfolio includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 30

PART II	ITEM 7. MD&A	Table of Contents
Strategy

Our business strategy for the Beer segment focuses on leading the high-end segment of the U.S. beer market. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as NPD and innovation within the existing portfolio of brands, and continued expansion and construction activities for our Mexico beer operations. Additionally, in an effort to more fully compete in growing sectors of the high-end segment of the U.S. beer market, we have leveraged our innovation capabilities to introduce new brands that align with consumer trends.

We have more than tripled the production capacity of the Nava Brewery since its 2013 acquisition. In early Fiscal 2022, we completed part of a planned expansion of our Obregon Brewery. Expansion efforts continue under our Mexico Beer Projects to align with our anticipated future growth expectations. However, at this time, we have suspended all Mexicali Brewery construction activities, following a negative result from a public consultation held in Mexico. See “Capital expenditures” below.

Our strategy for the Wine and Spirits segment is to build an industry-leading portfolio of higher-end wine and spirits brands. We are investing to meet the evolving needs of consumers, including launching direct-to-consumer and eCommerce platforms; building brands through consumer insights, sensory expertise, and innovation; and refreshing existing brands, as we continue to focus on moving our branded wine and spirits portfolio towards a higher-margin, higher-growth portfolio of brands. We focus our innovation and investment dollars on brands within our portfolio which position us to benefit from the consumer-led trend towards premiumization. Additionally, in connection with the recent divestitures, we expect to optimize the value of our wine and spirits portfolio by driving increased focus on our higher-end brands to accelerate growth and improve overall operating margins. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution network in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This consolidated U.S. distribution network currently represents about 70% of our branded wine and spirits volume in the U.S. Effective April 1, 2021, we have modified our U.S. wine and spirits distribution network to a single distributor which we expect to continue to represent approximately 70% of that volume. Throughout the terms of these contracts, we generally expect shipments on an annual basis to these distributors to essentially equal the distributors’ shipments to retailers.

Marketing, sales, and distribution of our products are managed on a geographic basis allowing us to leverage leading market positions. In addition, market dynamics and consumer trends vary across each of our markets. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, craft beer, ABA, branded wine, and spirits categories, with generally separate distribution networks utilized for (i) our beer portfolio and (ii) our wine and spirits portfolio. The environment for our products is competitive in each of our markets.

We complement our strategy with our investment in Canopy, by expanding our portfolio into adjacent categories. Canopy is a leading cannabis company with operations in countries across the world. This investment is consistent with our long-term strategy to identify, address, and stay ahead of evolving consumer trends and market dynamics. We expanded our strategic relationship with Canopy to help position it as a global leader in cannabis production, branding, intellectual property, and retailing.

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth, maintain our targeted leverage ratio, and deliver returns to shareholders through the payment of dividends and periodic share repurchases. Our results of operations and financial condition have not been significantly affected by inflation and changing prices. In the event of future rising costs, we intend to pass along such rising costs through increased selling prices, subject to normal competitive conditions. There can be no assurances, however, that we will be able to pass along rising costs through increased selling prices. In addition, we continue to identify on-going cost savings initiatives.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 31

PART II	ITEM 7. MD&A	Table of Contents
Recent Development
Mexicali Brewery
In April 2021, our Board of Directors authorized management to sell or abandon the Mexicali Brewery. Subsequently, management determined that we will be unable to use or repurpose certain assets at the Mexicali Brewery. Accordingly, in the first quarter of fiscal 2022, we expect to recognize a long-lived asset impairment of approximately $650 million to $680 million which will be included within our consolidated results of operations. The fair value will be determined based on the expected salvage value of the abandoned assets as of April 2021. We are continuing to work with government officials in Mexico to (i) determine next steps for our suspended Mexicali Brewery construction project and (ii) pursue various forms of recovery for capitalized costs and additional expenses incurred in establishing the brewery, however, there can be no assurance of any recoveries. In the medium-term, under normal operating conditions, we have ample capacity at the Nava and Obregon breweries to meet consumer needs based on current growth forecasts and current and planned production capabilities. To align with our anticipated future growth expectations we are also working with the Mexican government to explore options to add further capacity at another location in Southeastern Mexico where there is ample water and a skilled workforce to meet our long-term needs.

COVID-19

In the key markets where we sell our products, the beverage alcohol industry has been classified as an essential business. COVID-19 containment measures affected us earlier in the fiscal year primarily in the reduction of (i) depletion volume on our products in the on-premise business due to bar and restaurant closures and (ii) shipment volume related to the reduced production activity at our major breweries in Mexico. The on-premise business has historically been about 10% to 15% of our depletion volume for beer, wine, and spirits. The Fiscal 2021 decrease in the on-premise business has been more than offset by an increase in off-premise. We expect our on-premise depletion volumes to return to more normal levels as Federal Drug Administration approved COVID-19 vaccines are administered across the U.S. and states begin the process of fully reopening their economies, including bars and restaurants.

Currently, our breweries, wineries, and bottling facilities are open and operational. However, certain facilities may experience occasional temporary closures due to applicable local conditions. In June 2020, beer production at our major breweries in Mexico returned to normal levels following a slow down earlier in the fiscal year. Our supply chains and distribution channels were not materially impacted and we worked throughout the fiscal year to rebuild our supply of products to meet forecasted demand. Distributor product inventories returned to normal levels at the end of Fiscal 2021.

In response to COVID-19, we have ensured our ongoing liquidity and financial flexibility through cash preservation initiatives, capital expense reductions, and cost control measures. We are not able to estimate the long-term impact of COVID-19 on our business, financial condition, results of operations, and/or cash flow. We believe we have sufficient liquidity available from operating cash flow, cash on hand, and availability under our $2.0 billion revolving credit facility. We expect to have continued access to capital markets and to be able to continue to return value to shareholders through dividends and periodic share repurchases.

Investments, acquisitions, and divestitures

Beer segment
Ballast Point Divestiture
In March 2020, we sold the Ballast Point craft beer business, including a number of its associated production facilities and brewpubs. Accordingly, our consolidated results of operations include the results of operations of our Ballast Point craft beer business through the date of divestiture.

Wine and Spirits segment
Paul Masson Divestiture
In January 2021, we sold the Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts. We received cash proceeds of $267.4 million, subject to certain post-closing adjustments. The

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 32

PART II	ITEM 7. MD&A	Table of Contents
net cash proceeds were used for general corporate purposes. For the year ended February 28, 2021, we recognized a net gain of $58.9 million on the sale of the business.

Wine and Spirits Divestitures
In January 2021, we sold a portion of our wine and spirits business, including lower-margin, lower-growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities. We received net cash proceeds of $538.4 million, subject to certain post-closing adjustments. In addition, we have the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing.

In January 2021, we also sold the New Zealand-based Nobilo Wine brand and certain related assets. We received cash proceeds of $129.0 million, subject to certain post-closing adjustments.

The cash proceeds from the Wine and Spirits Divestitures were utilized to repay the 3.75% May 2013 Senior Notes and for other general corporate purposes. For the year ended February 28, 2021, we recognized a net loss of $35.7 million on the Wine and Spirits Divestitures.

Concentrate Business Divestiture
In December 2020, we sold certain brands used in our concentrates and high-color concentrate business, and certain intellectual property, inventory, goodwill, interests in certain contracts, and assets of our concentrates and high-color concentrate business.

The following presents selected financial information included in our historical consolidated financial statements that are no longer part of our consolidated results of operations following the Paul Masson Divestiture, Wine and Spirits Divestitures, and Concentrate Business Divestiture:

	Fiscal 2021	Fiscal 2020
(in millions)
Net sales	$642.3	$868.2
Gross profit	$252.9	$330.5
Marketing (1)	$14.5	$17.8
(1)Included in selling, general, and administrative expenses within our consolidated results of operations.

Copper & Kings acquisition
In September 2020, we acquired the remaining ownership interest in Copper & Kings which primarily included the acquisition of inventories, and property, plant, and equipment. This acquisition included a collection of traditional and craft batch-distilled American brandies and other select spirits. The results of operations of Copper & Kings are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 33

PART II	ITEM 7. MD&A	Table of Contents
Black Velvet Divestiture
In November 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory. Accordingly, our consolidated results of operations include the results of operations of our Canadian whisky business through the date of divestiture. We received cash proceeds of $266.7 million, net of post-closing adjustments. We recognized a net gain of $70.5 million on the sale of the business, primarily for the year ended February 29, 2020.

Nelson’s Green Brier acquisition
In May 2019, we increased our ownership interest in Tennessee-based Nelson’s Green Brier to 75%, resulting in consolidation of the business and recognition of a 25% noncontrolling interest. This acquisition included a portfolio of craft bourbon and whiskey products. The fair value of the business combination was allocated primarily to goodwill, trademarks, inventory, and property, plant, and equipment. The results of operations of Nelson’s Green Brier are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Canopy segment
Canopy investment
In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million.

For additional information on the recent development, and these investments, acquisitions, and divestitures, refer to Notes 2, 7, 10, and 23.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of recent divestitures, as appropriate.

For Fiscal 2021 compared with Fiscal 2020:

•Our results of operations benefited from the unrealized net gain of $802.0 million from the changes in fair value of our investment in Canopy in Fiscal 2021 and improvements within the Beer segment.

•Net sales increased 3% due to (i) an increase in Beer net sales driven predominantly by volume growth, (ii) favorable impacts from pricing and product mix shift within both the Beer and the Wine and Spirits segments, partially offset by (i) recent divestitures within both the Beer and the Wine and Spirits segments and (ii) Wine and Spirits net sales led by branded volume decline largely from brands divested in January 2021.

•Operating income increased 30% largely due to charges recognized for Fiscal 2020 in connection with our business transformation strategy within the Wine and Spirits segment, including an impairment of long-lived assets held for sale primarily in connection with the Wine and Spirits Divestitures and an increase in Beer net sales in Fiscal 2021 driven by volume growth, partially offset by recent divestitures.

•Net income attributable to CBI and diluted net income per common share attributable to CBI increased largely due to (i) the increase in unrealized net gain from the changes in fair value of our investment in Canopy in Fiscal 2021 as compared with the unrealized net loss in Fiscal 2020, (ii) an impairment of long-lived assets held for sale in Fiscal 2020, and (iii) volume growth within the Beer segment, partially offset by Fiscal 2021 provision for income taxes as compared with the benefit from income taxes for Fiscal 2020.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 34

PART II	ITEM 7. MD&A	Table of Contents
Comparable Adjustments

Management excludes items that affect comparability from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and the incentive compensation of segment management are evaluated based on core segment operating income (loss) which do not include the impact of these Comparable Adjustments.

As more fully described herein and in the Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Fiscal 2021	Fiscal 2020
(in millions)
Cost of product sold
Recovery of (loss on) inventory write-down	$(70.4)	$8.6
Strategic business development costs	(29.8)	(124.5)
COVID-19 incremental costs	(7.6)	—
Flow through of inventory step-up	(0.4)	(1.5)
Accelerated depreciation	(0.1)	(7.6)
Settlements of undesignated commodity derivative contracts	31.6	11.7
Net gain (loss) on undesignated commodity derivative contracts	25.1	(49.0)
Total cost of product sold	(51.6)	(162.3)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(23.9)	(25.3)
Net gain (loss) on foreign currency derivative contracts	(8.0)	(1.8)
Transaction, integration, and other acquisition-related costs	(7.6)	(9.2)
Impairment of intangible assets	(6.0)	(11.0)
COVID-19 incremental costs	(4.8)	—
Other gains (losses)	14.7	7.3
Total selling, general, and administrative expenses	(35.6)	(40.0)

Impairment of assets held for sale	(24.0)	(449.7)
Gain (loss) on sale of business	14.2	74.1
Comparable Adjustments, Operating income (loss)	$(97.0)	$(577.9)

Income (loss) from unconsolidated investments	$265.2	$(2,480.1)

Cost of product sold
Recovery of (loss on) inventory write-down
We recognized a loss on the write-down of bulk wine inventory and certain grapes as a result of smoke damage sustained during the 2020 U.S. wildfires, partially offset by a related probable recovery from our insurance carriers (Fiscal 2021), and a reimbursement from our insurance carriers for losses recognized on the write-down of certain bulk wine inventory as a result of smoke damage sustained during the fall 2017 California wildfires (Fiscal 2020). For additional information on the 2020 U.S. wildfires, refer to Note 16.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 35

PART II	ITEM 7. MD&A	Table of Contents

Inventory step-up
In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventories on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired business prior to acquisition.

Accelerated depreciation
We recognized accelerated depreciation for certain assets primarily in connection with the multi-year implementation of a new global ERP system which is intended to replace our then-existing operating and financial systems.

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

Selling, general, and administrative expenses
Restructuring and other strategic business development costs
We recognized costs primarily in connection with costs to optimize our portfolio, gain efficiencies, and reduce our cost structure within the Wine and Spirits segment.

Net gain (loss) on foreign currency derivative contracts
We recognized a net loss primarily in connection with the settlement of foreign currency forward contracts entered into to fix the U.S. dollar cost of the May 2020 Canopy Investment.

Transaction, integration, and other acquisition-related costs
We recognized transaction, integration, and other acquisition-related costs in connection with our investments, acquisitions, and divestitures.

Impairment of intangible assets
We recognized trademark impairment losses related to our Beer segment’s Four Corners craft beer trademark asset (Fiscal 2021) and Ballast Point craft beer trademark asset (Fiscal 2020). For additional information, refer to Note 7.

COVID-19 incremental costs
We recognized costs for payments to third-party general contractors to maintain their workforce for expansion activities at the Obregon Brewery and recognized costs for incremental wages and hazard payments to employees.

Other gains (losses)
We recognized other gains (losses) primarily in connection with (i) a gain recognized on the sale of a vineyard (Fiscal 2021), (ii) a gain on the remeasurement of our previously held equity interest in Nelson’s Green Brier to the acquisition-date fair value (Fiscal 2020), (iii) an increase in estimated fair value of a contingent liability associated with a prior period acquisition (Fiscal 2020), and (iv) recognition of previously deferred gain upon release of a related guarantee (Fiscal 2020).

Impairment of assets held for sale
We recognized impairments of long-lived assets held for sale in connection with the (i) Wine and Spirits Divestitures (Fiscal 2021, Fiscal 2020), (ii) the Concentrate Business Divestiture (Fiscal 2021, Fiscal 2020), and (iii) the Ballast Point Divestiture (Fiscal 2020). For additional information, refer to Note 7.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 36

PART II	ITEM 7. MD&A	Table of Contents
Gain (loss) on sale of business
We recognized a net gain (loss) primarily on the completion of the Paul Masson Divestiture, the Wine and Spirits Divestitures (Fiscal 2021), and the Black Velvet Divestiture (Fiscal 2020).

Income (loss) from unconsolidated investments
We recognized an unrealized gain (loss) primarily from (i) the changes in fair value of our securities measured at fair value, (ii) equity in earnings (losses) from Canopy’s results of operations, (iii) equity losses from Canopy related to costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand (Fiscal 2021), and (iv) the increase in fair value resulting from the June 2019 modification of the terms of the November 2018 Canopy Warrants (Fiscal 2020). For additional information, refer to Notes 7 and 10.

Business segments

Net sales

	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
(in millions)
Beer	$6,074.6	$5,615.9	$458.7	8%
Wine and Spirits:
Wine	2,208.4	2,367.5	(159.1)	(7%)
Spirits	331.9	360.1	(28.2)	(8%)
Total Wine and Spirits	2,540.3	2,727.6	(187.3)	(7%)
Canopy	378.6	290.2	88.4	30%
Consolidation and Eliminations	(378.6)	(290.2)	(88.4)	(30%)
Consolidated net sales	$8,614.9	$8,343.5	$271.4	3%

Beer segment
	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$6,074.6	$5,615.9	$458.7	8%

Shipment volume
Total	334.6	311.9		7.3%
Organic (1)	334.6	309.4		8.1%

Depletion volume (1) (2)				7.1%
(1)Includes an adjustment to remove volume associated with the Ballast Point Divestiture for the period March 2, 2019, through February 29, 2020.
(2)Depletions represent distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is largely due to $451.6 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, new product introductions, and line extensions, $69.7 million favorable impact from pricing in select markets within our Mexican beer portfolio, and $35.0 million increase from favorable product mix shift, partially offset by $92.0 million from the Ballast Point Divestiture. Favorable product mix shift primarily resulted from increased sales of Corona Hard Seltzer and a reduction in on-premise keg sales. Inventory in our distribution channels returned to normal levels by the end of Fiscal 2021 following reduced production levels at our major breweries in Mexico earlier in the year.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 37

PART II	ITEM 7. MD&A	Table of Contents

Wine and Spirits segment
	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,540.3	$2,727.6	$(187.3)	(7%)

Shipment volume
Total	45.0	53.6		(16.0%)
Organic (3) (4) (5)	45.0	47.3		(4.9%)

U.S. Domestic	41.5	49.5		(16.2%)
Organic U.S. Domestic (3) (4) (5)	41.5	43.4		(4.4%)

U.S. Domestic depletion volume (2) (3) (4) (5)				(2.8%)
(3)Includes an adjustment to remove volume associated with the Black Velvet Divestiture for the period March 1, 2019, through October 31, 2019.
(4)Includes an adjustment to remove volume associated with the Wine and Spirits Divestitures for the period January 5, 2020, through February 29, 2020.
(5)Includes an adjustment to remove volume associated with the Paul Masson Divestiture for the period January 12, 2020, through February 29, 2020.

The decrease in Wine and Spirits net sales is primarily due to $230.9 million from recent divestitures and $96.4 million decline in branded wine and spirits volume, driven by the brands divested in January 2021, partially offset by $102.5 million of favorable product mix shift and $51.1 million from favorable pricing. The Wine and Spirits Fiscal 2021 results have been negatively impacted by (i) recent divestitures, (ii) on-premise and retail tasting room closures as a result of COVID-19 containment measures, and (iii) transition activities with distributors repositioning for ownership of brands, partially offset by an increase in off-premise and a continued focus on NPD and growing our brands.

Canopy segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) from January through December 2020, in our Fiscal 2021 results and January through December 2019, in our Fiscal 2020 results. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included and subsequently eliminated to reconcile to our consolidated financial statements. See “Income (loss) from unconsolidated investments” below for a discussion of Canopy’s net sales, gross profit (loss), selling, general, and administrative expenses, and operating income (loss).

Gross profit

	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
(in millions)
Beer	$3,402.4	$3,125.2	$277.2	9%
Wine and Spirits	1,115.2	1,189.0	(73.8)	(6%)
Canopy	(14.1)	45.4	(59.5)	NM
Consolidation and Eliminations	14.1	(45.4)	59.5	NM
Comparable Adjustments	(51.6)	(162.3)	110.7	68%
Consolidated gross profit	$4,466.0	$4,151.9	$314.1	8%

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 38

PART II	ITEM 7. MD&A	Table of Contents

The increase in Beer is primarily due to $259.3 million of volume growth and the $69.7 million favorable impact from pricing, partially offset by $19.9 million of higher cost of product sold, $18.5 million decrease in gross profit due to the Ballast Point Divestiture, and $9.4 million of unfavorable product mix shift. The higher cost of product sold is largely due to $39.6 million increased operational costs and $3.8 million increased logistics costs, partially offset by $23.5 million of foreign currency transactional benefits. The increase in operational costs primarily consisted of (i) $32.3 million of higher material costs, largely attributable to glass, and (ii) $15.7 million of inflation and increased brewery compensation and benefits, partially offset by $20.4 million of favorable fixed cost absorption related to increased production in Fiscal 2021. The increase in logistics costs primarily consisted of $14.5 million increased transportation costs, partially offset by $11.8 million of decreased obsolescence driven by lower inventory levels as we replenished our distribution channels. Unfavorable product mix shift primarily resulted from increased sales of Corona Hard Seltzer, partially offset by a reduction in on-premise keg sales.

The decrease in Wine and Spirits is largely due to a decrease of $90.0 million in gross profit due to the recent divestitures, $66.5 million higher cost of product sold, and $33.1 million of decline in branded wine and spirits volume, driven by the brands divested in January 2021, partially offset by $71.5 million of favorable product mix shift and the $51.1 million from favorable pricing. Higher cost of product sold was largely attributable to unfavorable fixed cost absorption including $28.6 million from decreased production levels at certain facilities in the second half of fiscal 2021 as a result of the 2020 U.S. wildfires, certain spirits packaging size obsolescence, increased winery compensation and benefits, as well as increased packaging costs, including glass and labels, partially offset by lower grape raw material costs.

Gross profit as a percent of net sales increased to 51.8% for Fiscal 2021 compared with 49.8% for Fiscal 2020. This was largely due to (i) a favorable change of approximately 130 basis points in Comparable Adjustments, (ii) favorable impacts from both Beer and Wine and Spirits pricing in select markets, which contributed approximately 40 basis points and 30 basis points of rate growth, respectively, and (iii) 30 basis points of favorable impact from the recent divestitures, partially offset by approximately 80 basis points of rate decline from higher cost of product sold within the Wine and Spirits segment and an unfavorable product mix shift for the Beer segment contributing approximately 30 basis points of rate decline.

Selling, general, and administrative expenses

	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
(in millions)
Beer	$908.1	$877.3	$30.8	4%
Wine and Spirits	492.8	480.6	12.2	3%
Corporate Operations and Other	228.6	223.9	4.7	2%
Canopy	1,481.9	731.2	750.7	NM
Consolidation and Eliminations	(1,481.9)	(731.2)	(750.7)	NM
Comparable Adjustments	35.6	40.0	(4.4)	(11%)
Consolidated selling, general, and administrative expenses	$1,665.1	$1,621.8	$43.3	3%

The increase in Beer is primarily due to an increase of $26.9 million in marketing spend that was largely driven by increased advertising resulting from planned investments to support the growth of our Mexican beer portfolio predominantly in the fourth quarter of Fiscal 2021.

The increase in Wine and Spirits is primarily due to an increase of $8.6 million in marketing spend that was largely driven by an increased focus on eCommerce and digital marketing placement for our higher-end, higher-margin brands and a $5.9 million increase in general and administrative expenses. The increase in general and administrative expenses is driven by increased compensation and benefits, partially offset by a favorable impact from reduced travel driven by COVID-19 containment measures and certain cost saving initiatives.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 39

PART II	ITEM 7. MD&A	Table of Contents

The increase in Corporate Operations and Other is largely due to approximately a $15 million increase in compensation and benefits, $6 million of unfavorable foreign currency losses, and an increase of $2 million in charitable contributions, primarily driven by COVID-19 support efforts, partially offset by decreased insurance related costs of $17 million and $6 million of favorable impact from reduced travel driven by COVID-19 containment measures.

Selling, general, and administrative expenses as a percent of net sales decreased to 19.3% for Fiscal 2021 as compared with 19.4% for Fiscal 2020. The decrease is driven largely by approximately 490 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses, and approximately 40 basis points in Comparable Adjustments rate decline, largely offset by approximately 470 basis points of rate growth from the recent Wine and Spirits divestitures and an increase in Corporate Operations and Other general and administrative expenses, which resulted in 45 basis points of rate growth.

Operating income (loss)

	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
(in millions)
Beer	$2,494.3	$2,247.9	$246.4	11%
Wine and Spirits	622.4	708.4	(86.0)	(12%)
Corporate Operations and Other	(228.6)	(223.9)	(4.7)	(2%)
Canopy	(1,496.0)	(685.8)	(810.2)	NM
Consolidation and Eliminations	1,496.0	685.8	810.2	NM
Comparable Adjustments	(97.0)	(577.9)	480.9	83%
Consolidated operating income (loss)	$2,791.1	$2,154.5	$636.6	30%

The increase in Beer is primarily attributable to the strong volume growth within our Mexican beer portfolio and favorable pricing impact, partially offset by the increased marketing spend and higher cost of product sold.

The decrease in Wine and Spirits was driven largely by the recent divestitures, the higher cost of product sold, and the decline in branded wine and spirits volume, partially offset by favorable impacts from product mix shift and pricing.

As previously discussed, the Corporate Operations and Other increase in operating loss is due largely to the increase in compensation and benefits, unfavorable foreign currency losses, and increased charitable contributions, partially offset by decreased insurance related costs and the favorable impact from reduced travel.

Income (loss) from unconsolidated investments
General

	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value (1)	$802.0	$(2,126.4)	$2,928.4	138%
Equity in earnings (losses) from Canopy and related activities (2)	(679.0)	(575.9)	(103.1)	(18)%
Equity in earnings (losses) from other equity method investees	27.3	33.3	(6.0)	(18%)
Net gain (loss) on sale of unconsolidated investment	—	0.4	(0.4)	NM
	$150.3	$(2,668.6)	$2,818.9	106%

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 40

PART II	ITEM 7. MD&A	Table of Contents
(1) Fiscal 2020 includes an unrealized net loss from the changes in fair value of our securities measured at fair value of $3,302.4 million, partially offset by an $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.
(2) Fiscal 2021 includes $359.6 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand and Fiscal 2020 includes our share of Canopy’s additional loss resulting from the June 2019 Warrant Modification of $409.0 million.

Canopy segment
Canopy net sales increased to $378.6 million for Fiscal 2021 from $290.2 million for Fiscal 2020. This increase of $88.4 million, or 30% is primarily attributable to an increase in other product offering sales and international medical sales, as well as additional Canadian recreational sales. The increase in other sales resulted from (i) the expansion of their U.S. distribution network for vaporizers sold by Storz & Bickel GmbH & Co. KG, (ii) beauty, skincare, wellness, and sleep product sales from their May 2019 acquisition of This Works Products Limited, and (iii) sales of sports nutrition beverages, mixes, protein, gum, and mints from their October 2019 acquisition of BioSteel. The increase in international medical sales largely resulted from Canopy’s April 2019 acquisition of C3. Canadian recreational sales benefited from the introductions of retail stores across Canada and cannabis-infused beverages. Canopy gross profit (loss) decreased to $(14.1) million for Fiscal 2021 from $45.4 million for Fiscal 2020. This decrease of $59.5 million is primarily driven by inventory write-downs related to its organizational and strategic review of their business and detailed evaluation of inventory. Canopy selling, general, and administrative expenses increased $750.7 million primarily from (i) their decision to close greenhouse facilities as well as other changes related to its organizational and strategic review of their business and (ii) expected credit losses on financial assets and related charges, partially offset by a reduction in stock-based compensation expense. The combination of these factors were the main contributors to the increase in operating loss of $810.2 million.

Interest expense
Interest expense decreased to $385.7 million for Fiscal 2021 from $428.7 million for Fiscal 2020. This decrease of $43.0 million, or 10% is predominantly due to lower average borrowings of approximately $1.2 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

(Provision for) benefit from income taxes
Our effective tax rate for Fiscal 2021 was 20.1% of tax expense as compared with 102.3% of tax benefit for Fiscal 2020. In comparison to prior year, our taxes were negatively impacted primarily by:

•the recognition of a $547.4 million net income tax benefit resulting from the remeasurement of our deferred tax assets for Fiscal 2020 in connection with the September 2019 enactment of tax reform in Switzerland,
•lower net income tax benefits recorded for Fiscal 2021 as compared with Fiscal 2020 on the changes in fair value of our investment in Canopy and Canopy equity in earnings (losses); and
•a lower net income tax benefit from stock-based compensation award activity for Fiscal 2021 from changes in option exercise activity.

For additional information, refer to Note 13.

We expect our reported effective tax rate for the next fiscal year to be in the range of 21% to 23%. This range includes the estimated impact of the expected long-lived asset impairment of brewery construction in progress. For additional information, refer to Note 23. Since estimates are not currently available, this range does not reflect any future changes in the fair value of our Canopy investment measured at fair value and any future equity in earnings (losses) and related activities from the Canopy Equity Method Investment.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 41

PART II	ITEM 7. MD&A	Table of Contents
Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $1,998.0 million for Fiscal 2021 from $(11.8) million for Fiscal 2020. This increase of $2,009.8 million is largely attributable to (i) the unrealized net gain from the changes in fair value of our investment in Canopy in Fiscal 2021 as compared with an unrealized net loss in Fiscal 2020, (ii) an impairment of long-lived assets held for sale for Fiscal 2020, (iii) and strong volume growth within the Beer segment, partially offset by the Fiscal 2021 provision for income taxes as compared with a benefit from income taxes for Fiscal 2020.

Liquidity and Capital Resources

General

Our primary source of liquidity has been cash flow from operating activities. Our ability to consistently generate robust cash flow from our operations is one of our most significant financial strengths, it enables us to invest in our people and brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Our largest use of cash in our operations is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used this cash flow to repay our short-term borrowings and fund capital expenditures. Additionally, our commercial paper program is used to fund our short-term borrowing requirements and to maintain our access to the capital markets. We use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures. COVID-19 has negatively impacted the global economy and financial markets. A prolonged impact could interfere with our ability to access sources of liquidity or at favorable rates and to generate sufficient operating cash flows. We also have used opportunities to defer some payments including certain payroll taxes under the CARES Act afforded to us during the pandemic.

We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

On May 1, 2020, we exercised the November 2017 Canopy Warrants for an aggregate amount of C$245.0 million, or $173.9 million with cash from operations.

Cash flows

	Fiscal 2021	Fiscal 2020	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,806.5	$2,551.1	$255.4
Investing activities	(87.9)	(531.0)	443.1
Financing activities	(2,346.6)	(2,031.4)	(315.2)
Effect of exchange rate changes on cash and cash equivalents	7.2	(0.9)	8.1
Net increase (decrease) in cash and cash equivalents	$379.2	$(12.2)	$391.4

Operating activities
The increase in net cash provided by operating activities for Fiscal 2021 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid operating results, combined with the timing of collections for recoverable value-added taxes. Net cash provided by operating activities also benefited from reduced inventories for the Wine and Spirits segment as a result of the 2020 U.S. wildfires. The increase in net

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 42

PART II	ITEM 7. MD&A	Table of Contents
cash provided by operating activities was partially offset by higher income tax payments in Fiscal 2021 primarily due to a change in estimated taxable income and the receipt of a federal tax refund in Fiscal 2020.

Investing activities
Net cash used in investing activities for Fiscal 2021 decreased primarily due to higher proceeds from sale of business of $729.8 million for Fiscal 2021 as compared with Fiscal 2020. The decrease was partially offset by the May 2020 exercise of the November 2017 Canopy Warrants for $173.9 million and higher Fiscal 2021 capital expenditures of $138.1 million.

Business investments, acquisitions, and divestitures consist primarily of the following:

	Investments	Acquisitions	Divestitures
Fiscal 2021
	● May 2020 Canopy Investment	● Copper & Kings	● Paul Masson Grande Amber Brandy
	● Booker Vineyard	● Empathy Wines	● Wine and Spirits Divestiture
● Nobilo Wine
● Concentrates and high-color concentrates
● Ballast Point
Fiscal 2020
		● Nelson’s Green Brier	● Black Velvet Canadian Whisky

For additional information on these investments, acquisitions, and divestitures, refer to Notes 2, 7, and 10.

Financing activities
The increase in net cash provided by (used in) financing activities consists of:

	Fiscal 2021	Fiscal 2020	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(1,787.8)	$(1,464.8)	$(323.0)
Dividends paid	(575.0)	(569.2)	(5.8)
Purchases of treasury stock	—	(50.0)	50.0
Net cash provided by stock-based compensation activities	51.2	63.9	(12.7)
Distributions to noncontrolling interests	(35.0)	—	(35.0)
Payment of contingent consideration	—	(11.3)	11.3
Net cash provided by (used in) financing activities	$(2,346.6)	$(2,031.4)	$(315.2)

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 43

PART II	ITEM 7. MD&A	Table of Contents
Debt

Total debt outstanding as of February 28, 2021, amounted to $10,442.3 million, a decrease of $1,742.3 million from February 29, 2020. This decrease consisted of:

Debt repayment	Debt issuance

Bank facilities
In March 2020, we entered into the 2020 Restatement Agreement that amended and restated the 2018 Credit Agreement. This resulted in (i) the removal of the subsidiary guarantees and termination of the guarantee agreement, (ii) the inclusion of the parent guaranty provisions in connection with the termination of the guarantee agreement, (iii) the removal of certain provisions pertaining to term loans since no term loans are outstanding, and (iv) the revision of the LIBOR successor rate provisions to permit the use of rates based on the SOFR administered by the Federal Reserve Bank of New York.

In March 2020, we entered into the Term Loan Restatement Agreement and the 2020 Term Loan Restatement Agreement, that amended and restated the Term Credit Agreement and the 2019 Term Credit Agreement, respectively. These new agreements each resulted in (i) the removal of the subsidiary guarantees and termination of the respective guarantee agreements and (ii) the revision of the LIBOR successor rate provisions in each to permit the use of rates based on SOFR. We prepaid the remaining outstanding Three-Year Term Facility and Five-Year Term Facility borrowings under our 2020 Term Credit Agreement in Fiscal 2021.

Senior notes
In April 2020, we issued the April 2020 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,183.3 million were primarily used for the repayment of our 2.25% November 2017 Senior Notes and a portion of the Three-Year Term Facility outstanding obligations under our 2020 Term Credit Agreement.

In November 2020, we repaid the Senior Floating Rate Notes with cash on hand. In February 2021, we repaid the 3.75% May 2013 Senior Notes utilizing cash proceeds from the Wine and Spirits Divestitures.

General
The majority of our outstanding borrowings as of February 28, 2021, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2022 to calendar 2050, and a variable-rate senior

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 44

PART II	ITEM 7. MD&A	Table of Contents
unsecured term loan facility under our March 2020 Term Credit Agreement, originally entered into in June 2019, with a calendar 2024 maturity date as follows:
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

We do not have purchase commitments from buyers for our commercial paper and, therefore, our ability to issue commercial paper is subject to market demand. If the commercial paper market is not available to us for any reason when commercial paper borrowings mature, we will utilize unused commitments under our revolving credit facility under our 2020 Credit Agreement to repay commercial paper borrowings. We do not expect that fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility under our 2020 Credit Agreement.

We had the following borrowing capacity available under our 2020 Credit Agreement:

	Remaining Borrowing Capacity
	February 28, 2021	April 14, 2021
(in millions)
Revolving credit facility (1)	$1,988.3	$1,988.4
(1)    Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2020 Credit Agreement and outstanding borrowings under our commercial paper program.

The financial institutions participating in our 2020 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 45

PART II	ITEM 7. MD&A	Table of Contents
maximum net leverage ratio, both as defined in our 2020 Credit Agreement. As of February 28, 2021, under our 2020 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.5x.

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

As of February 28, 2021, we were in compliance with our covenants under our 2020 Credit Agreement, our March 2020 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12.

Common stock dividends

On April 7, 2021, our Board of Directors declared a quarterly cash dividend of $0.76 per share of Class A Common Stock, $0.69 per share of Class B Convertible Common Stock, and $0.69 per share of Class 1 Common Stock payable on May 18, 2021, to stockholders of record of each class on May 4, 2021. We expect to return approximately $580 million to stockholders in Fiscal 2022 through cash dividends.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of this Form 10-K.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization and the repurchase of up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2021 Authorization. Shares repurchased under the 2018 Authorization have become treasury shares. No shares were repurchased during the fourth quarter of fiscal 2021.

As of February 28, 2021, total shares repurchased under the 2018 Authorization and the 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$1,045.9	4,897,605
2021 Authorization	$2,000.0	$—	—

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 46

PART II	ITEM 7. MD&A	Table of Contents
We currently expect to continue to repurchase shares in the future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of this Form 10-K.

For additional information, refer to Note 17.

Capital Resources

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs. As of February 28, 2021, our $460.6 million cash and cash equivalent balance reflects the recent sale of a portion of our wine and spirits business.

The following sets forth information about our outstanding obligations at February 28, 2021. For a detailed discussion of the items noted in the following table, refer to Notes 11, 12, 13, 14, 15, and 16.

	Short-term payments	Long-term payments	Total
(in millions)
Contractual obligations:
Long-term debt (excluding unamortized debt issuance costs and unamortized discounts)	$29.2	$10,490.7	$10,519.9
Interest payments on long-term debt (1)	$386.7	$3,707.6	$4,094.3
Operating leases	$84.6	$574.7	$659.3
Other long-term liabilities (2)	$49.0	$207.7	$256.7
Purchase obligations
Raw materials and supplies	$994.0	$3,069.8	$4,063.8
Contract services	$189.1	$627.4	$816.5
Capital expenditures (3)	$140.0	$103.7	$243.7
In-process inventories	$30.9	$44.4	$75.3
Other purchase obligations	$8.4	$18.0	$26.4
Other:
Return value to shareholders (4)	$580.0	$3,225.8	$3,805.8
Investments in businesses (5)	$2.0	$165.3	$167.3
(1)Interest payments on long-term debt do not include interest related to finance lease obligations as amounts are not material.
(2)Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $204.7 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 13.
(3)Contracts to purchase equipment and services primarily related to the Obregon Brewery expansion. For further information about these purchase obligations, refer to “Capital Expenditures” below.
(4)Publicly announced intent to return $5 billion in value to shareholders through dividends and share repurchases to be made from Fiscal 2020 through Fiscal 2023. We have returned $1,194.2 million through Fiscal 2021.
(5)Publicly announced intent to invest (i) $100 million in female-founded or led companies through our Focus on Female Founders program over a ten-year period concluding in fiscal 2029 and (ii) $100 million to support African American/Black and minority-owned startups in the beverage alcohol space and related categories over a ten-year period concluding in fiscal 2031. We have invested $32.7 million through Fiscal 2021 in female-founded or led companies.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 47

PART II	ITEM 7. MD&A	Table of Contents

Capital expenditures

During Fiscal 2021, we incurred $864.6 million for capital expenditures, including $693.9 million for the Beer segment primarily for the Mexico Beer Projects.

We plan to spend from $1.0 billion to $1.1 billion for capital expenditures in Fiscal 2022, including approximately $900 million for the Beer segment associated primarily with the Mexico Beer Projects. The remaining planned Fiscal 2022 capital expenditures consist of improvements to existing operating facilities and replacements of existing equipment and/or buildings. The Mexico Beer Projects are expected to be completed by Fiscal 2025. Accordingly, we expect to spend approximately $700 million to $900 million annually in Fiscal 2023 through Fiscal 2025 for the Beer segment. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs.

In fiscal 2017, we began construction of the Mexicali Brewery. In March 2020, a public consultation was held on the construction of our Mexicali Brewery. Following the negative result of the public consultation, we are in discussions with government officials in Mexico regarding next steps for our brewery construction project and options elsewhere in the country. We intend to continue working with government officials to mutually agree upon a path forward. At this time, we have suspended all Mexicali Brewery construction activities. See Note 23 for further discussion.

Critical accounting policies and estimates

Our significant accounting policies are more fully described in Note 1. Certain policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management to determine appropriate assumptions to be used in certain estimates; as a result, they are subject to an inherent degree of uncertainty. Estimates are based on historical experience, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We review estimates to ensure that they appropriately reflect changes in our business on an ongoing basis. Our critical accounting estimates include:

•Fair value of financial instruments. Management’s estimate of fair value requires significant judgment and is subject to a high degree of variability based upon market conditions and the availability of specific information. The fair values of our financial instruments that require the application of significant judgment by management are as follows:

Canopy investment
Equity securities, Warrants – estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement) and Monte Carlo simulations (Level 2 fair value measurement). These valuation models use various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. Management applies significant judgment in its determination of expected volatility. We consider both historical and implied volatility levels of the underlying equity security and apply limited consideration of historical peer group volatility levels.

Debt securities, Convertible – estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on market spreads using bond data as of the valuation date. This valuation model uses various market-based inputs,

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 48

PART II	ITEM 7. MD&A	Table of Contents
including stock price, remaining term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable.

•Goodwill and other intangible assets. Goodwill and other intangible assets are classified into three categories: (i) goodwill, (ii) intangible assets with definite lives subject to amortization, and (iii) intangible assets with indefinite lives not subject to amortization. In estimating the fair value of the reporting units, management must make assumptions and projections regarding items such as future cash flows, revenues, earnings, and other factors. The assumptions used reflect management’s estimates and are based on historical trends, projections and assumptions, including expectations of future economic and competitive conditions that are used in current strategic operating plans, however, are subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to recognize an impairment loss for these assets. The recognition of any resulting impairment loss could have a material adverse impact on our financial statements.

We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment or change in useful life might exist.

Goodwill – Our reporting units with goodwill include the Beer segment and the Wine and Spirits segment. In the fourth quarter of fiscal 2021, we performed our annual goodwill impairment analysis using the quantitative assessment. No indication of impairment was noted for any of our reporting units, as the estimated fair value of each of our reporting units with goodwill exceeded their carrying value. Based on this analysis, the reporting unit with the lowest amount of estimated fair value in excess of its carrying value was the Wine and Spirits reporting unit with approximately 108% excess fair value. For Fiscal 2020 and Fiscal 2019, as a result of our annual goodwill impairment analyses, we concluded that there were no indications of impairment for either of our reporting units.

The most significant assumptions used in the discounted cash flow calculation to determine the estimated fair value of our reporting units in connection with the impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate, and (iii) the annual cash flow projections. As of January 1, 2021, if we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual cash flow projections that were 100 basis points lower in our impairment testing of goodwill, then the changes individually would not have resulted in the carrying value of the respective reporting unit’s net assets, including its goodwill, exceeding its estimated fair value. Therefore, we did not have any indication of potential impairment.

Other intangible assets – consist primarily of customer relationships and trademarks obtained through business acquisitions. Customer relationships are amortized over their estimated useful lives. The trademarks that were determined to have indefinite useful lives are not amortized. Using the quantitative assessment, our trademarks are evaluated for impairment by comparing the carrying value of the trademarks to their estimated fair value. The estimated fair value of trademarks is calculated based on an income approach using the relief from royalty method.

In the fourth quarter of fiscal 2021, the Beer segment’s Four Corners craft beer business recognized a $6.0 million impairment loss in connection with its trademark asset. Certain negative trends within our Four Corners craft beer portfolio, including slower growth rates and increased competition, resulted in updated long-term financial forecasts indicating lower revenue and cash flow generation for the related portfolio. This change in financial forecasts indicated it was more likely than not the fair value of our indefinite-lived intangible asset associated with the Four Corners craft beer trademark might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. During the second quarter of fiscal 2020, certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 49

PART II	ITEM 7. MD&A	Table of Contents
increased rate of revenue decline and increased competition, indicated that it was more likely than not the fair value of our indefinite-lived intangible asset associated with the Ballast Point craft beer trademarks might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Ballast Point craft beer trademark asset recognized an impairment loss of $11.0 million. For the fourth quarter of fiscal 2019, the Beer segment’s Ballast Point business recognized a trademark impairment loss of $108.0 million in connection with certain continuing negative trends within its craft beer portfolio and a change in strategy for this portfolio focused on improving profitability by rationalizing the number of product offerings while targeting distribution growth in select strategic markets. Refer to Note 7 for further discussion.

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with impairment testing are: (i) the estimated royalty rate, (ii) the discount rate, (iii) the expected long-term growth rate, and (iv) the annual revenue projections. As of January 1, 2021, if we used a royalty rate that was 50 basis points lower or used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used annual revenue projections that were 100 basis points lower in our impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any unit of accounting’s carrying value exceeding its estimated fair value.

Divestitures – When some, but not all of a reporting unit is disposed of, some of the goodwill of the reporting unit should be allocated to the portion of the reporting unit being disposed of, if that portion constitutes a business. The allocation of goodwill is based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. This approach requires a determination of the fair value of both the business being disposed and the businesses retained within the reporting unit.

For Fiscal 2021, our estimate of fair value for the Paul Masson Divestiture, the Wine and Spirits Divestitures, the Concentrate Business Divestiture, and the Ballast Point Divestiture was determined based on the expected proceeds from the transactions. The components sold were a part of the Wine and Spirits or Beer segment and were included in those reporting units through the date of divestiture. Goodwill was allocated to the assets held for sale based on the relative fair value of the businesses being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets associated with the respective divestitures remained in the wine and spirits or beer reporting unit.

•Accounting for income taxes. We estimate our deferred tax assets and liabilities, income taxes payable, provision for income taxes, and unrecognized tax benefit liabilities based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of various items of income and expense, interpretation of tax laws, and tax planning strategies. We are subject to income taxes in Canada, Mexico, Switzerland, the U.S., and other jurisdictions. We are regularly audited by federal, state, and foreign tax authorities, but a number of years may elapse before an uncertain tax position is audited and finally resolved.

We believe all tax positions are fully supported. We recognize tax assets and liabilities in accordance with the FASB guidance for income tax accounting. Accordingly, we recognize a tax benefit from an uncertain tax position when it is more likely than not the position will be sustained upon examination based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. In addition, changes in existing tax laws or rates could significantly change our current estimate of our unrecognized tax benefit liabilities. These differences will be reflected as increases or

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 50

PART II	ITEM 7. MD&A	Table of Contents
decreases to income tax expense in the period in which they are determined. Changes in current estimates, if significant, could have a material adverse impact on our financial statements.

We recognize our deferred tax assets and liabilities based upon the expected future tax outcome of amounts recognized in our results of operations. If necessary, we recognize a valuation allowance on deferred tax assets when it is more likely than not they will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, historical, and projected operating results, and the availability of prudent and feasible tax planning strategies. The realization of deferred tax assets is evaluated by jurisdiction and the realizability of these assets can vary based on the character of the tax attribute and the carryforward periods specific to each jurisdiction. We believe it is more likely than not the results of future operations will generate sufficient taxable income to realize our existing deferred tax assets, net of valuation allowances. Changes in the realizability of our deferred tax assets will be reflected in our effective tax rate in the period in which they are determined.

Change in Accounting Guidance

Accounting guidance adopted for Fiscal 2021 did not have a material impact on our consolidated financial statements.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 51

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of February 28, 2021, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar, and Canadian dollar. Approximately 100% of our balance sheet exposures and 82% of our forecasted transactional exposures for the year ending February 28, 2022, were hedged as of February 28, 2021.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 28, 2021, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, natural gas, and wheat prices. Approximately 67% of our forecasted transactional exposures for the year ending February 28, 2022, were hedged as of February 28, 2021.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
(in millions)
Foreign currency contracts	$2,262.7	$3,011.2	$66.9	$61.9	$(129.7)	$(193.3)
Commodity derivative contracts	$221.6	$282.8	$15.9	$(40.3)	$(22.5)	$21.7

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 29, 2020, we had $375.0 million of outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on our floating LIBOR rate debt. There were no cash flow designated interest rate swap contracts outstanding as of February 28, 2021. As of February 28, 2021, and February 29, 2020, there were no undesignated interest rate swap contracts outstanding.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 52

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
As of February 29, 2020, we had $300.0 million of outstanding cash flow designated treasury lock agreements which fixed 10-year Treasury interest rates (to minimize interest rate volatility) on our future debt issuances. There were no cash flow designated treasury lock contracts outstanding as of February 28, 2021. As of February 28, 2021, and February 29, 2020, there were no undesignated treasury lock contracts outstanding.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy. The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities and open interest rate derivative instruments, are summarized as follows:

	Aggregate Notional Value		Fair Value Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
(in millions)
Fixed interest rate debt	$10,065.5	$10,075.3	$(11,126.5)	$(10,942.8)	$(805.3)	$(708.4)
Interest rate swap contracts	$—	$375.0	$—	$(0.8)	$—	$(0.3)
Treasury lock contracts	$—	$300.0	$—	$(7.6)	$—	$(9.7)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $12.4 million and $26.7 million for the for the years ending February 28, 2021, and February 29, 2020, respectively.

Equity price risk
The estimated fair value of our investment in the Canopy warrants and the Canopy convertible debt securities are subject to equity price risk, interest rate risk, credit risk, and foreign currency risk. This investment is recognized at fair value utilizing various option-pricing models and has the potential to fluctuate from, among other items, changes in the quoted market price of the underlying equity security. We manage our equity price risk exposure by closely monitoring the financial condition, performance, and outlook of Canopy.

As of February 28, 2021, the fair value of our investment in the Canopy warrants and the Canopy convertible debt securities was $1,816.0 million, with an unrealized net gain (loss) on this investment of $802.0 million recognized in our results of operations for the year ended February 28, 2021. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of February 28, 2021, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $282.7 million.

For additional discussion on our market risk, refer to Notes 6 and 7.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 53

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Item 8. Financial Statements and Supplementary Data

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2021

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 54

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2021.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 55

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Constellation Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2021 and February 29, 2020, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated April 20, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 56

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Rochester, New York
April 20, 2021

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 57

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2021 and February 29, 2020, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 28, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 20, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair value measurement of the Canopy warrants
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company established policies for measuring the fair value of financial instruments, including the November 2018 Canopy Warrants. As of February 28, 2021, the recorded balance of the Company’s investment in the November 2018 Canopy Warrants was $1,639.7 million. The Company uses option pricing models to estimate the fair value of the November 2018 Canopy Warrants using various market-based inputs.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 58

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

We identified the evaluation of the fair value measurement of the November 2018 Canopy Warrants as a critical audit matter. Specifically, a high degree of subjective auditor judgment, including the involvement of valuation professionals with specialized skills and knowledge, was required in evaluating the determination of the expected volatility inputs used in the option pricing models for the November 2018 Canopy Warrants. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates for the November 2018 Canopy Warrants were sensitive to the expected volatility inputs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the fair value measurement of the November 2018 Canopy Warrants. This included controls related to the evaluation of observable market information used in the determination of the expected volatility inputs. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the expected volatility inputs by comparing them against a volatility range that was independently developed in consideration of historical, implied, and peer group volatility information and in developing an estimate of the November 2018 Canopy Warrants’ fair value using the independently-developed volatility range and comparing it to the value determined by the Company.

Unrecognized tax benefits
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company has recorded unrecognized tax benefits of $236.1 million as of February 28, 2021.

We identified the evaluation of certain of the Company’s unrecognized tax benefits as a critical audit matter. Specifically, complex auditor judgment, including the involvement of tax and valuation professionals with specialized skills and knowledge, was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of its tax positions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to evaluate uncertain tax positions. This included controls related to the interpretation of tax law, its application in the liability estimation process, and the review of activity that could result in changes to the Company’s unrecognized tax benefits. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s interpretation of tax law and tax authority rulings and in performing an independent assessment of certain of the Company’s tax positions and the amount of unrecognized tax benefit, if any, and comparing the results to the Company’s assessment. We also involved valuation professionals with specialized skills and knowledge, who assisted in assessing certain transfer pricing studies for compliance with applicable laws and regulations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Rochester, New York
April 20, 2021

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 59

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 28, 2021	February 29, 2020
ASSETS
Current assets:
Cash and cash equivalents	$460.6	$81.4
Accounts receivable	785.3	864.8
Inventories	1,291.1	1,373.6
Prepaid expenses and other	507.5	535.8
Assets held for sale - current	—	628.5
Total current assets	3,044.5	3,484.1
Property, plant, and equipment	5,821.6	5,333.0
Goodwill	7,793.5	7,757.1
Intangible assets	2,732.1	2,718.9
Equity method investments	2,788.4	3,093.9
Securities measured at fair value	1,818.1	1,117.1
Deferred income taxes	2,492.5	2,656.3
Assets held for sale	—	552.1
Other assets	614.1	610.7
Total assets	$27,104.8	$27,323.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$238.9
Current maturities of long-term debt	29.2	734.9
Accounts payable	460.0	557.6
Other accrued expenses and liabilities	779.9	780.4
Total current liabilities	1,269.1	2,311.8
Long-term debt, less current maturities	10,413.1	11,210.8
Deferred income taxes and other liabilities	1,493.5	1,326.3
Total liabilities	13,175.7	14,848.9
Commitments and contingencies (Note 17)
CBI stockholders’ equity:
Preferred Stock, $0.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Common Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 187,204,280 shares and 186,090,745 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $0.01 par value – Authorized, 30,000,000 shares; Issued, 28,270,288 shares and 28,300,206 shares, respectively	0.3	0.3
Class 1 Common Stock, $0.01 par value – Authorized, 25,000,000 shares; Issued, 612,936 shares and 1,692,227 shares, respectively	—	—
Additional paid-in capital	1,604.2	1,514.6
Retained earnings	15,117.8	13,695.3
Accumulated other comprehensive income (loss)	(335.5)	(266.3)
	16,388.7	14,945.8
Less: Treasury stock –
Class A Common Stock, at cost, 17,070,550 shares and 18,256,826 shares, respectively	(2,787.6)	(2,811.8)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(2,789.8)	(2,814.0)
Total CBI stockholders’ equity	13,598.9	12,131.8
Noncontrolling interests	330.2	342.5
Total stockholders’ equity	13,929.1	12,474.3
Total liabilities and stockholders’ equity	$27,104.8	$27,323.2
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 60

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Sales	$9,355.7	$9,113.0	$8,884.3
Excise taxes	(740.8)	(769.5)	(768.3)
Net sales	8,614.9	8,343.5	8,116.0
Cost of product sold	(4,148.9)	(4,191.6)	(4,035.7)
Gross profit	4,466.0	4,151.9	4,080.3
Selling, general, and administrative expenses	(1,665.1)	(1,621.8)	(1,668.1)
Impairment of assets held for sale	(24.0)	(449.7)	—
Gain (loss) on sale of business	14.2	74.1	—
Operating income (loss)	2,791.1	2,154.5	2,412.2
Income (loss) from unconsolidated investments	150.3	(2,668.6)	2,101.6
Interest expense	(385.7)	(428.7)	(367.1)
Loss on extinguishment of debt	(12.8)	(2.4)	(1.7)
Income (loss) before income taxes	2,542.9	(945.2)	4,145.0
(Provision for) benefit from income taxes	(511.1)	966.6	(685.9)
Net income (loss)	2,031.8	21.4	3,459.1
Net income (loss) attributable to noncontrolling interests	(33.8)	(33.2)	(23.2)
Net income (loss) attributable to CBI	$1,998.0	$(11.8)	$3,435.9

Net income (loss) per common share attributable to CBI:
Basic – Class A Common Stock	$10.44	$(0.07)	$18.24
Basic – Class B Convertible Common Stock	$9.48	$(0.07)	$16.57

Diluted – Class A Common Stock	$10.23	$(0.07)	$17.57
Diluted – Class B Convertible Common Stock	$9.42	$(0.07)	$16.21

Weighted average common shares outstanding:
Basic – Class A Common Stock	170.239	168.329	167.249
Basic – Class B Convertible Common Stock	23.280	23.313	23.321

Diluted – Class A Common Stock	195.308	168.329	195.532
Diluted – Class B Convertible Common Stock	23.280	23.313	23.321

Cash dividends declared per common share:
Class A Common Stock	$3.00	$3.00	$2.96
Class B Convertible Common Stock	$2.72	$2.72	$2.68

Comprehensive income (loss):
Net income (loss)	$2,031.8	$21.4	$3,459.1
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	(56.0)	60.8	(196.8)
Unrealized gain (loss) on cash flow hedges	(20.9)	40.4	11.4
Unrealized gain (loss) on available-for-sale debt securities	—	—	2.5
Pension/postretirement adjustments	(1.6)	(0.6)	0.5
Share of other comprehensive income (loss) of equity method investments	(1.8)	(10.1)	29.6
Other comprehensive income (loss), net of income tax effect	(80.3)	90.5	(152.8)
Comprehensive income (loss)	1,951.5	111.9	3,306.3
Comprehensive (income) loss attributable to noncontrolling interests	(22.7)	(36.1)	(21.4)
Comprehensive income (loss) attributable to CBI	$1,928.8	$75.8	$3,284.9
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 61

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2018	$2.6	$0.3	$2,825.3	$9,157.2	$(202.9)	$(3,807.4)	$16.6	$7,991.7
Cumulative effect of change in accounting principle	—	—	—	2,242.0	—	—	—	2,242.0
Comprehensive income (loss):
Net income (loss)	—	—	—	3,435.9	—	—	23.2	3,459.1
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(151.0)	—	(1.8)	(152.8)
Comprehensive income (loss)								3,306.3
Retirement of treasury shares	(0.7)	—	(1,522.3)	—	—	1,523.0	—	—
Repurchase of shares	—	—	—	—	—	(504.3)	—	(504.3)
Dividends declared	—	—	—	(558.9)	—	—	—	(558.9)
Conversion of long-term debt to noncontrolling equity interest	—	—	—	—	—	—	248.2	248.2
Shares issued under equity compensation plans	—	—	45.2	—	—	4.4	—	49.6
Stock-based compensation	—	—	62.6	—	—	—	—	62.6
Balance at February 28, 2019	1.9	0.3	1,410.8	14,276.2	(353.9)	(2,784.3)	286.2	12,837.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(11.8)	—	—	33.2	21.4
Other comprehensive income (loss), net of income tax effect	—	—	—	—	87.6	—	2.9	90.5
Comprehensive income (loss)								111.9
Repurchase of shares	—	—	—	—	—	(50.0)	—	(50.0)
Dividends declared	—	—	—	(569.1)	—	—	—	(569.1)
Initial recognition of non-controlling interest	—	—	—	—	—	—	20.2	20.2
Shares issued under equity compensation plans	—	—	43.8	—	—	20.3	—	64.1
Stock-based compensation	—	—	60.0	—	—	—	—	60.0
Balance at February 29, 2020	1.9	0.3	1,514.6	13,695.3	(266.3)	(2,814.0)	342.5	12,474.3
Comprehensive income (loss):
Net income (loss)	—	—	—	1,998.0	—	—	33.8	2,031.8
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(69.2)	—	(11.1)	(80.3)
Comprehensive income (loss)								1,951.5
Dividends declared	—	—	—	(575.5)	—	—	—	(575.5)
Noncontrolling interest distributions	—	—	—	—	—	—	(35.0)	(35.0)
Shares issued under equity compensation plans	—	—	27.0	—	—	24.2	—	51.2
Stock-based compensation	—	—	62.6	—	—	—	—	62.6
Balance at February 28, 2021	$1.9	$0.3	$1,604.2	$15,117.8	$(335.5)	$(2,789.8)	$330.2	$13,929.1
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 62

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,031.8	$21.4	$3,459.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	(802.0)	2,126.4	(1,971.2)
Deferred tax provision (benefit)	336.4	(1,153.7)	426.9
Depreciation	293.8	326.5	333.1
Stock-based compensation	63.0	60.4	64.1
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	673.4	560.8	13.5
Noncash lease expense	83.3	88.3	—
Impairment and amortization of intangible assets	11.3	16.7	114.0
Amortization of debt issuance costs and loss on extinguishment of debt	24.3	16.1	29.4
Net (gain) loss on sale of unconsolidated investment	—	(0.4)	(99.8)
Impairment of assets held for sale	24.0	449.7	—
(Gain) loss on sale of business	(14.2)	(74.1)	—
Loss on inventory and related contracts associated with business optimization	25.8	123.0	—
Loss on settlement of treasury lock contracts	(29.3)	—	—
Net income tax benefit related to the Tax Cuts and Jobs Act	—	—	(37.6)
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	59.6	(22.0)	(71.9)
Inventories	193.7	(29.5)	(61.9)
Prepaid expenses and other current assets	65.7	8.1	(103.0)
Accounts payable	(95.7)	16.8	21.4
Other accrued expenses and liabilities	(75.0)	(58.5)	(22.1)
Other	(63.4)	75.1	152.3
Total adjustments	774.7	2,529.7	(1,212.8)
Net cash provided by (used in) operating activities	2,806.5	2,551.1	2,246.3

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(864.6)	(726.5)	(886.3)
Purchase of business, net of cash acquired	(19.9)	(36.2)	(45.6)
Investments in equity method investees and securities	(222.4)	(48.2)	(4,081.5)
Proceeds from sale of assets	18.9	8.3	72.3
Proceeds from sale of unconsolidated investment	—	1.5	110.2
Proceeds from sale of business	999.5	269.7	—
Other investing activities	0.6	0.4	(0.9)
Net cash provided by (used in) investing activities	(87.9)	(531.0)	(4,831.8)

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 63

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,194.7	1,291.3	3,657.6
Principal payments of long-term debt	(2,721.3)	(2,195.3)	(62.8)
Net proceeds from (repayments of) short-term borrowings	(238.9)	(552.6)	45.5
Dividends paid	(575.0)	(569.2)	(557.7)
Purchase of treasury stock	—	(50.0)	(504.3)
Proceeds from shares issued under equity compensation plans	58.9	78.2	63.2
Payments of minimum tax withholdings on stock-based payment awards	(7.7)	(14.3)	(13.6)
Payments of debt issuance, debt extinguishment, and other financing costs	(22.3)	(8.2)	(34.6)
Distributions to noncontrolling interests	(35.0)	—	—
Payment of contingent consideration	—	(11.3)	—
Net cash provided by (used in) financing activities	(2,346.6)	(2,031.4)	2,593.3

Effect of exchange rate changes on cash and cash equivalents	7.2	(0.9)	(4.5)

Net increase (decrease) in cash and cash equivalents	379.2	(12.2)	3.3
Cash and cash equivalents, beginning of year	81.4	93.6	90.3
Cash and cash equivalents, end of year	$460.6	$81.4	$93.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year
Interest, net of interest capitalized	$418.5	$448.9	$324.8
Income taxes, net of refunds received	$189.7	$85.3	$186.2

Noncash investing and financing activities
Additions to property, plant, and equipment	$101.1	$70.4	$141.7
Conversion of long-term debt to noncontrolling equity interest	$—	$—	$248.2
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 64

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2021

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
Constellation Brands, Inc. and its subsidiaries operate primarily in the beverage alcohol industry. We are an international beverage alcohol company with a powerful portfolio of consumer-connected, high-end imported beer brands, and higher-end wine and spirits brands.

Basis of presentation
Principles of consolidation
Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries. In addition, we have an equally-owned joint venture with Owens-Illinois. The joint venture owns and operates a state-of-the-art glass production plant which provides bottles exclusively for the Nava Brewery. We have determined that we are the primary beneficiary of this variable interest entity and accordingly, the results of operations of the joint venture are reported in the Beer segment and are included in our consolidated results of operations. All intercompany accounts and transactions are eliminated in consolidation.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 65

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Selling, general, and administrative expenses
The types of costs included in selling, general, and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are included in cost of product sold. We expense advertising costs as incurred, shown, or distributed. Advertising expense for the years ended February 28, 2021, February 29, 2020, and February 28, 2019, was $805.0 million, $769.5 million, and $700.8 million, respectively.

Foreign currency translation
The functional currency of our foreign subsidiaries is generally the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recognized as a component of AOCI. Gains or losses resulting from foreign currency denominated transactions are included in selling, general, and administrative expenses.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 66

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 67

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Goodwill and other intangible assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We review our goodwill and indefinite-lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use January 1 as our annual impairment test measurement date. Indefinite-lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily customer relationships, are amortized over their estimated useful lives and are subject to review for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Note 9 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.

Income taxes
We use the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities. Certain income earned by foreign subsidiaries, GILTI, is subject to U.S. tax. We treat the tax effect of GILTI as a current period tax expense when incurred. We provide deferred income taxes, consisting primarily of foreign withholding and state taxes, on all applicable unremitted earnings of our foreign subsidiaries. Interest and penalties are recognized as a component of (provision for) benefit from income taxes.

We recognize a tax benefit from an uncertain tax position when it is more likely than not the position will be sustained upon examination. We measure and recognize the tax benefit from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. In addition, changes in existing tax laws or rates could significantly change our current estimate of our unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Changes in current estimates, if significant, could have a material adverse impact on our financial statements.

Leases
We recognize right-of-use assets and lease liabilities on our balance sheet in accordance with the FASB guidance for accounting for leases. We assess service arrangements to determine if an asset is explicitly or implicitly specified in the agreement and if we have the right to control the use of the identified asset.

The right-of-use asset and lease liability are initially measured at the present value of future lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate. The incremental borrowing rates are determined using a portfolio approach based on publicly available information in connection with our unsecured borrowing rates. We elected to recognize expenses for leases with a term of 12 months or less on a straight-line basis over the lease term and not to recognize these short-term leases on the balance sheet.

The right-of-use asset and lease liability are calculated including options to extend or to terminate the lease when we determine that it is reasonably certain that we will exercise those options. In making that

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 68

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Certain of our leases include variable lease payments, including payments that depend on an index or rate, as well as variable payments for items such as raw materials, labor, property taxes, insurance, maintenance, and other operating expenses associated with leased assets. Certain grape purchasing arrangements include variable payments based on actual tonnage and price of grapes. In addition, certain third-party logistics arrangements include variable payments that vary depending on throughput. Such variable lease payments are excluded from the calculation of the right-of-use asset and the lease liability and are recognized in the period in which the obligation is incurred.

Indemnification liabilities
We have indemnified respective parties against certain liabilities that may arise in connection with certain acquisitions and divestitures. Indemnification liabilities are recognized when probable and estimable and included in deferred income taxes and other liabilities (see Note 16).

Stock-based employee compensation
We have two stock-based employee compensation plans (see Note 18). We apply grant date fair-value-based measurement methods in accounting for our stock-based payment arrangements and recognize all costs resulting from stock-based payment transactions, net of expected forfeitures, ratably over the requisite service period. Stock-based awards are subject to specific vesting conditions, generally time vesting, or upon retirement, disability, or death of the employee (as defined by the plan), if earlier. For awards granted to retirement-eligible employees, we recognize compensation expense ratably over the period from the date of grant to the date of retirement-eligibility.

Net income (loss) per common share attributable to CBI
We have two classes of common stock with a material number of shares outstanding: Class A Common Stock and Class B Convertible Common Stock (see Note 17). In addition, we have another class of common stock with an immaterial number of shares outstanding: Class 1 Common Stock (see Note 17). If we pay a cash dividend on Class B Convertible Common Stock, each share of Class A Common Stock will receive an amount at least ten percent greater than the amount of the cash dividend per share paid on Class B Convertible Common Stock. Class B Convertible Common Stock shares are convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder.

We use the two-class method for the computation and presentation of net income (loss) per common share attributable to CBI (hereafter referred to as “net income (loss) per common share”) (see Note 19). The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, Class A Common Stock is assumed to receive a ten percent greater participation in undistributed earnings (losses) than Class B Convertible Common Stock, in accordance with the respective minimum dividend rights of each class of stock.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 69

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
share – diluted for Class A Common Stock is computed using the if-converted method for the years ended February 28, 2021 and February 28, 2019, and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the year ended February 29, 2020, net income (loss) per common share - diluted for Class A Common Stock is computed using the two-class method. Net income (loss) per common share – diluted for Class B Convertible Common Stock is computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock.

2.    ACQUISITIONS, DIVESTITURES, AND BUSINESS TRANSFORMATION

Acquisitions
Copper & Kings
In September 2020, we acquired the remaining ownership interest in Copper & Kings American Brandy Company. This acquisition included a collection of traditional and craft batch-distilled American brandies and other select spirits. The transaction primarily included the acquisition of inventory and property, plant, and equipment. The results of operations of Copper & Kings are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Empathy Wines
In June 2020, we acquired the Empathy Wines business, including the acquisition of a digitally-native wine brand which strengthens our position in the direct-to-consumer and eCommerce markets. This transaction primarily included the acquisition of goodwill, trademarks, and inventory. In addition, the purchase price for Empathy Wines includes an earn-out over five years based on performance. The results of operations of Empathy Wines are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Nelson’s Green Brier
In May 2019, we increased our ownership interest in Tennessee-based Nelson’s Green Brier to 75%, resulting in consolidation of the business and recognition of a 25% noncontrolling interest. This acquisition included a portfolio of craft bourbon and whiskey products. The fair value of the business combination was allocated primarily to goodwill, trademarks, inventory, and property, plant, and equipment. The results of operations of Nelson’s Green Brier are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

We recognized a gain of $11.8 million for the year ended February 29, 2020, related to the remeasurement of our previously held 20% equity interest in Nelson’s Green Brier to the acquisition-date fair value. This gain is included in selling, general, and administrative expenses within our consolidated results of operations.

Other acquisitions
During the year ended February 28, 2019, we completed the acquisitions of other businesses, including the Four Corners business, which included a portfolio of high-quality, dynamic, and bicultural, Texas-based craft beers, and a business in Italy, which provided additional processing and sourcing capabilities for our Italian wine portfolio. The purchase price for the Four Corners acquisition was primarily allocated to goodwill, property, plant, and equipment, and trademarks, plus an earn-out over five years based on the performance of the brands. The purchase price for the acquired business in Italy was primarily allocated to a production facility, vineyards, and inventory. The results of operations of these acquired businesses are reported in the respective segment and have been included in our consolidated results of operations from their respective date of acquisition.

Divestitures
Paul Masson Divestiture
On January 12, 2021, we sold the Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts. We received cash proceeds of $267.4 million, subject to certain post-closing adjustments. The net cash proceeds were used for general corporate purposes. Prior to the Paul Masson

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 70

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Divestiture, we recorded the results of operations of our Paul Masson Grande Amber Brandy business in the Wine and Spirits segment. In connection with the Paul Masson Divestiture, we entered into a transition services agreement with Sazerac Company whereby our retained Mission Bell facility will provide certain bulk wine processing services at market rates for a period of up to three years. The following table summarizes the net gain recognized in connection with this divestiture for the year ended February 28, 2021:

(in millions)
Cash received from buyer	$267.4
Net assets sold	(201.3)
Contract termination	(4.0)
Direct costs to sell	(3.2)
Gain on sale of business	$58.9

Wine and Spirits Divestitures
On January 5, 2021, we sold a portion of our wine and spirits business, including lower-margin, lower growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities. We received net cash proceeds of $538.4 million, from the Wine and Spirits Divestiture, subject to certain post-closing adjustments. In addition, we have the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing.

On January 5, 2021, in a separate, but related transaction with the same buyer, Gallo, we also sold the New Zealand-based Nobilo Wine brand and certain related assets. We received cash proceeds of $129.0 million, from the Nobilo Wine Divestiture, subject to certain post-closing adjustments.

In connection with the Wine and Spirits Divestitures, we entered into certain transition services agreements with Gallo whereby we provide certain cellar, package, and storage services primarily at Mission Bell. We recorded a $13.0 million liability related to the unfavorable transition services agreements, which was included in the net loss on sale of business and is being amortized over the expected term of the contracts to selling, general, and administrative expenses both within our consolidated results of operations.

The cash proceeds from the Wine and Spirits Divestitures were utilized to repay the 3.75% May 2013 Senior Notes (as defined in Note 12) and for other general corporate purposes. Prior to the Wine and Spirits Divestitures, we recorded the results of operations for this portion of our business in the Wine and Spirits segment. The following table summarizes the net loss recognized in connection with these divestitures for the year ended February 28, 2021:

(in millions)
Cash received from buyer	$667.4
Net assets sold	(671.7)
Transition services agreements	(13.0)
Direct costs to sell	(8.1)
AOCI reclassification adjustments, primarily foreign currency translation	(5.1)
Other	(5.2)
Loss on sale of business	$(35.7)

Concentrate Business Divestiture
On December 29, 2020, we sold certain brands used in our concentrates and high-color concentrate business, and certain intellectual property, inventory, goodwill, interests in certain contracts, and assets of our concentrates and high-color concentrate business. Prior to the Concentrate Business Divestiture, we recorded the results of operations of our concentrates and high-color concentrate business in the Wine and Spirits segment.

Ballast Point Divestiture
On March 2, 2020, we sold the Ballast Point craft beer business, including a number of its associated production facilities and brewpubs. Prior to the Ballast Point Divestiture, we recorded the results of operations of

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 71

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
the Ballast Point craft beer business in the Beer segment. We received cash proceeds of $41.1 million, which were primarily utilized to reduce outstanding borrowings.

Black Velvet Divestiture
On November 1, 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory. We received cash proceeds of $266.7 million, net of post-closing adjustments which were utilized to partially repay the 2.00% November 2017 Senior Notes (as defined in Note 12). In total, we recognized a $70.5 million net gain associated with the Black Velvet Divestiture, with $(3.6) million and $74.1 million recognized for the years ended February 28, 2021, and February 29, 2020, respectively. Prior to the Black Velvet Divestiture, we recorded the results of operations of our Black Velvet Canadian Whisky business in the Wine and Spirits segment. The following table summarizes the net gain recognized in connection with this divestiture:

(in millions)
Cash received from buyer	$266.7
Net assets sold	(213.3)
AOCI reclassification adjustments, primarily foreign currency translation	20.9
Direct costs to sell	(3.8)
Gain on sale of business	$70.5

Sale of Accolade Wine Investment
In May 2018, we completed the sale of our Accolade Wine Investment. We received cash proceeds, net of direct costs to sell, of $111.7 million. This interest consisted of an investment accounted for under the cost method and AFS debt securities. We recognized net gains of $0.4 million and $99.8 million in connection with this transaction for the years ended February 29, 2020, and February 28,2019, respectively. These net gains are included in income (loss) from unconsolidated investments.

Business transformation
We have committed to a business transformation strategy which aligns our portfolio with consumer-led premiumization trends and growing segments of the Wine and Spirits and Beer markets. For the years ended February 28, 2021, and February 29, 2020, long-lived asset impairments of $24.0 million and $449.7 million were recognized, respectively. For additional information refer to Note 7.

Assets held for sale
Primarily in contemplation of the Paul Masson Divestiture, the Wine and Spirits Divestitures, the Concentrate Business Divestiture, and the Ballast Point Divestiture noted above, certain net assets met the held for sale criteria as of February 29, 2020. The carrying value of assets held for sale consisted of the following:

	February 29, 2020
	Beer	Wine and Spirits	Consolidated
(in millions)
Assets
Accounts receivable	$2.4	$—	$2.4
Inventories	13.7	576.9	590.6
Prepaid expenses and other	2.8	32.7	35.5
Assets held for sale - current	18.9	609.6	628.5

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 72

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	February 29, 2020
	Beer	Wine and Spirits	Consolidated
(in millions)
Property, plant, and equipment	55.9	172.6	228.5
Goodwill	4.7	304.3	309.0
Intangible assets	28.2	384.0	412.2
Equity method investments	—	1.0	1.0
Other assets	24.8	26.3	51.1
Less: Reserve for assets held for sale	(42.7)	(407.0)	(449.7)
Assets held for sale	70.9	481.2	552.1

Liabilities
Accounts payable	0.2	0.6	0.8
Other accrued expenses and liabilities	11.0	17.8	28.8
Deferred income taxes and other liabilities	33.3	—	33.3
Liabilities held for sale (1)	44.5	18.4	62.9
Net assets held for sale	$45.3	$1,072.4	$1,117.7
(1)Liabilities held for sale are included in the Consolidated Balance Sheet as of February 29, 2020, within the respective liability line items noted above.

Wine and spirits optimization
We recognized restructuring and other strategic business development costs in connection with our business transformation strategy which aligns our portfolio with consumer-led premiumization trends within the Wine and Spirits segment as follows:

		For the Years Ended
	Results of Operations Location	February 28, 2021	February 29, 2020
(in millions)
Contract termination costs	Cost of product sold	$20.9	$20.1
Loss on inventory write-downs	Cost of product sold	4.7	102.9
Employee termination costs	Selling, general, and administrative expenses	4.1	12.5
Other costs	Selling, general, and administrative expenses	9.7	8.4
Impairment of long-lived assets	Impairment of assets held for sale	24.0	407.0
		$63.4	$550.9

3.    INVENTORIES

The components of inventories are as follows:

	February 28, 2021	February 29, 2020 (1)
(in millions)
Raw materials and supplies	$151.1	$171.7
In-process inventories	735.9	814.7
Finished case goods	404.1	387.2
	$1,291.1	$1,373.6
(1)The inventories balance at February 29, 2020, excludes amounts reclassified to assets held for sale.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 73

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

4.    PREPAID EXPENSES AND OTHER

The major components of prepaid expenses and other are as follows:

	February 28, 2021	February 29, 2020 (1)
(in millions)
Value added taxes receivable	$257.8	$315.2
Derivative assets	48.7	57.3
Income taxes receivable	45.4	35.2
Prepaid excise and sales taxes	40.9	38.8
Other	114.7	89.3
	$507.5	$535.8
(1)The prepaid expenses and other balance at February 29, 2020, excludes amounts reclassified to assets held for sale.

5.    PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

	February 28, 2021	February 29, 2020 (1)
(in millions)
Land and land improvements	$434.0	$440.2
Vineyards	226.0	215.8
Buildings and improvements	983.4	975.1
Machinery and equipment	3,696.9	3,627.9
Motor vehicles	131.3	109.5
Construction in progress (2)	2,084.2	1,422.7
	7,555.8	6,791.2
Less – Accumulated depreciation	(1,734.2)	(1,458.2)
	$5,821.6	$5,333.0
(1)The property, plant, and equipment balance at February 29, 2020, excludes amounts reclassified to assets held for sale.
(2)Interest costs incurred during the expansion, construction, and optimization of facilities are capitalized to construction in progress. We capitalized interest costs of $31.5 million, $37.2 million, and $23.1 million for the years ended February 28, 2021, February 29, 2020, and February 28, 2019, respectively, primarily due to the Mexico Beer Projects.

Mexicali Brewery
In fiscal 2017, we began construction of the Mexicali Brewery. In March 2020, a public consultation was held on the construction of the Mexicali Brewery. Following the negative result of the public consultation, we are in discussions with government officials in Mexico regarding next steps for our brewery construction project and options elsewhere in the country. We intend to continue working with government officials to mutually agree upon a path forward. As of February 28, 2021, we have suspended all Mexicali Brewery construction activities and have approximately $710 million of capitalized fixed assets remaining at the location. In addition to the capitalized costs, we have incurred other expenses in establishing the Mexicali Brewery. See Note 23 for further discussion.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 74

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

We have an investment in certain equity securities and other rights which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 10). This investment is included in securities measured at fair value and are accounted for at fair value, with the net gain (loss) from the changes in fair value of this investment recognized in income (loss) from unconsolidated investments (see Note 7).

The aggregate notional value of outstanding derivative instruments is as follows:

	February 28, 2021	February 29, 2020
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,558.0	$1,831.0
Interest rate swap contracts	$—	$375.0
Treasury lock contracts	$—	$300.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$704.7	$1,180.2
Commodity derivative contracts	$221.6	$282.8

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 75

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

We expect $26.3 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2021, the estimated fair value of derivative instruments in a net liability position due to counterparties was $0.1 million. If we were required to settle the net liability position under these derivative instruments on February 28, 2021, we would have had sufficient available liquidity on hand to satisfy this obligation.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 76

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 28, 2021	February 29, 2020		February 28, 2021	February 29, 2020
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$32.0	$47.8	Other accrued expenses and liabilities	$3.5	$13.0
Other assets	$41.3	$39.5	Deferred income taxes and other liabilities	$2.7	$7.1
Interest rate swap contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$—	$0.8
Treasury lock contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$—	$7.6

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$3.3	$9.0	Other accrued expenses and liabilities	$3.5	$14.3
Commodity derivative contracts:
Prepaid expenses and other	$13.4	$0.5	Other accrued expenses and liabilities	$3.9	$25.4
Other assets	$7.8	$0.1	Deferred income taxes and other liabilities	$1.4	$15.5

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 28, 2021
Foreign currency contracts	$(31.1)	Sales	$1.4
		Cost of product sold	(25.4)
Interest rate swap contracts	(0.6)	Interest expense	(1.1)
Treasury lock contracts	(16.1)	Interest expense	(1.8)
	$(47.8)		$(26.9)

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 77

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 29, 2020
Foreign currency contracts	$66.8	Sales	$—
		Cost of product sold	20.2
Interest rate swap contracts	(0.5)	Interest expense	—
Treasury lock contracts	(5.7)	Interest expense	—
	$60.6		$20.2

For the Year Ended February 28, 2019
Foreign currency contracts	$15.9	Sales	$0.4
		Cost of product sold	4.1
	$15.9		$4.5

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Year Ended February 28, 2021
Commodity derivative contracts	Cost of product sold	$25.1
Foreign currency contracts	Selling, general, and administrative expenses	(17.4)
		$7.7

For the Year Ended February 29, 2020
Commodity derivative contracts	Cost of product sold	$(49.0)
Foreign currency contracts	Selling, general, and administrative expenses	(7.8)
		$(56.8)

For the Year Ended February 28, 2019
Commodity derivative contracts	Cost of product sold	$1.8
Foreign currency contracts	Selling, general, and administrative expenses	(60.8)
Interest rate swap contracts	Interest expense	35.0
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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 78

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Canopy investment
Equity securities, Warrants – The inputs used to estimate the fair value of the Canopy warrants are as follows:

	February 28, 2021 (1)(2)				February 29, 2020 (2)
	Tranche A Warrants (3)		Tranche B Warrants (4)		Tranche A Warrants (3)		Tranche B Warrants (4)		November 2017 Canopy Warrants (3)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68	C$	12.98
Valuation date stock price (6)	C$	41.90	C$	41.90	C$	25.17	C$	25.17	C$	25.17
Remaining contractual term (7)	2.7 years		5.7 years		3.7 years		6.7 years		0.2 years
Expected volatility (8)	70.0%		70.0%		70.0%		70.0%		105.3%
Risk-free interest rate (9)	0.5%		1.1%		1.1%		1.1%		1.5%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%		0.0%
(1)The November 2017 Canopy Warrants were exercised on May 1, 2020 and as such are not included in the table as of February 28, 2021. For additional information on the November 2017 Canopy Warrants and the related exercise, refer to Note 10.
(2)The exercise price for the Tranche C Warrants is based on the VWAP Exercise Price and are not included in the table as there is no fair value assigned.
(3)The fair value is estimated using the Black-Scholes option-pricing model (Level 2 fair value measurement).
(4)The fair value is estimated using Monte Carlo simulations (Level 2 fair value measurement).
(5)Based on the exercise price from the applicable underlying agreements.
(6)Based on the closing market price for Canopy common stock on the TSX as of the applicable date.
(7)Based on the following expiration dates:

November 2017 Canopy Warrants	May 1, 2020
Tranche A Warrants	November 1, 2023
Tranche B Warrants	November 1, 2026
(8)Based on consideration of historical and/or implied volatility levels of the underlying equity security and limited consideration of historical peer group volatility levels.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 79

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
(9)Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expiration date of the applicable warrants.
(10)Based on historical dividend levels.

Debt securities, Convertible – We have elected the fair value option to account for the Canopy Debt Securities for C$200.0 million, or $150.5 million. Interest income on the Canopy Debt Securities is calculated using the effective interest method and is recognized separately from the changes in fair value in interest expense. The Canopy Debt Securities have a contractual maturity of five years from the date of issuance but may be converted prior to maturity by either party upon the occurrence of certain events. At settlement, the Canopy Debt Securities can be settled at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof. The fair value is estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on market spreads using bond data as of the valuation date.

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	February 28, 2021		February 29, 2020
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	41.90	C$	25.17
Remaining term (3)	2.4 years		3.4 years
Expected volatility (4)	57.6%		58.2%
Risk-free interest rate (5)	0.4%		1.1%
Expected dividend yield (6)	0.0%		0.0%
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
(5)Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the Canopy Debt Securities.
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

Long-term debt
The term loan under our March 2020 Term Credit Agreement is a variable interest rate bearing note with a fixed margin, adjustable based upon our debt rating. The carrying value approximates the fair value of the term loan. The fair value of the remaining fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings, approximate fair value as of February 28, 2021, and February 29, 2020, due to the relatively short maturity of these instruments. As of February 28, 2021, the carrying amount of long-term debt, including the current portion, was $10,442.3 million, compared with an

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 80

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
estimated fair value of $11,580.9 million. As of February 29, 2020, the carrying amount of long-term debt, including the current portion, was $11,945.7 million, compared with an estimated fair value of $12,935.9 million.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2021
Assets:
Foreign currency contracts	$—	$76.6	$—	$76.6
Commodity derivative contracts	$—	$21.2	$—	$21.2
Equity securities (1)	$—	$1,639.7	$—	$1,639.7
Canopy Debt Securities (1)	$—	$176.3	$—	$176.3
Liabilities:
Foreign currency contracts	$—	$9.7	$—	$9.7
Commodity derivative contracts	$—	$5.3	$—	$5.3

February 29, 2020
Assets:
Foreign currency contracts	$—	$96.3	$—	$96.3
Commodity derivative contracts	$—	$0.6	$—	$0.6
Equity securities (1)	$—	$991.5	$—	$991.5
Canopy Debt Securities (1)	$—	$125.6	$—	$125.6
Liabilities:
Foreign currency contracts	$—	$34.4	$—	$34.4
Commodity derivative contracts	$—	$40.9	$—	$40.9
Interest rate swap contracts	$—	$0.8	$—	$0.8
Treasury lock contracts	$—	$7.6	$—	$7.6

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		February 28, 2021	February 29, 2020
	(in millions)
	November 2017 Canopy Warrants (i)	(61.8)	(543.7)
	November 2018 Canopy Warrants (ii)	823.3	(1,488.1)
	Canopy Debt Securities	40.5	(94.6)
		$802.0	$(2,126.4)

	(i)	The November 2017 Canopy Warrants were exercised in May 2020. For additional information on the November 2017 Canopy Warrants and the related exercise, refer to Note 10.
	(ii)
The terms of the November 2018 Canopy Warrants were modified in June 2019. For additional information on the November 2018 Canopy Warrants and the related modification, refer to Note 10. For the year ended February 29, 2020, amounts are net of a $1,176.0 million unrealized gain resulting from the June 2019 Warrant Modification.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 81

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2021
Long-lived assets held for sale	$—	$—	$—	$24.0
Trademarks	—	—	4.0	6.0
	$—	$—	$4.0	$30.0

For the Year Ended February 29, 2020
Long-lived assets held for sale	$—	$—	$949.3	$449.7
Trademarks (1)	—	—	—	11.0
	$—	$—	$949.3	$460.7

For the Year Ended February 28, 2019
Trademarks	$—	$—	$28.0	$108.0
(1)    The balance at February 29, 2020, has been reclassified to assets held for sale (see “Trademarks” below for further discussion).

Long-lived assets held for sale
For the year ended February 28, 2021, primarily in connection with the Wine and Spirits Divestitures and the Concentrate Business Divestiture, long-lived assets held for sale with a carrying value of $736.4 million were written down to their estimated fair value of $712.4 million, less costs to sell, resulting in a total loss of $24.0 million. This loss was included in impairment of assets held for sale within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our estimated fair value was determined as of November 30, 2020, primarily based on the expected proceeds from the Wine and Spirits Divestitures and the Concentrate Business Divestiture, excluding the contingent consideration, which we will recognize when it is determined to be realizable.

For the year ended February 29, 2020, in connection with the Wine and Spirits Divestitures and the Concentrate Business Divestiture, long-lived assets held for sale with a carrying value of $1,291.2 million were written down to their estimated fair value of $908.2 million, less costs to sell, resulting in a total loss of $407.0 million. This loss was included in impairment of assets held for sale within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our estimate of fair value was determined as of February 29, 2020, based on the expected proceeds from the Wine and Spirits Divestitures and the Concentrate Business Divestiture, excluding the contingent consideration.

For the year ended February 29, 2020, in connection with the Ballast Point Divestiture, long-lived assets held for sale with a carrying value of $81.3 million were written down to their estimated fair value of $41.1 million, less costs to sell. As a result, a loss of $42.7 million, inclusive of costs to sell and other losses was included in impairment of assets held for sale for the year ended February 29, 2020. These assets consisted primarily of intangible assets and certain production and warehouse assets which had satisfied the conditions necessary to be classified as held for sale. Our estimate of fair value was determined based on the expected proceeds from the Ballast Point Divestiture as of February 29, 2020. Ballast Point was a component of the Beer segment and was

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 82

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
included in our beer reporting unit through the date of divestiture. Accordingly, goodwill was allocated to the Ballast Point assets held for sale based on the relative fair value of the business being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets associated with the Ballast Point Divestiture remained in the beer reporting unit.

Trademarks
For the year ended February 28, 2021, certain negative trends within our Beer segment’s Four Corners craft beer portfolio, including slower growth rates and increased competition, resulted in updated long-term financial forecasts. The updated forecasts indicated it was more likely than not the fair value of our indefinite-lived intangible asset associated with the Four Corners trademark might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Four Corners trademark asset with a carrying value of $10.0 million was written down to its estimated fair value of $4.0 million, resulting in an impairment of $6.0 million. This impairment was included in selling, general, and administrative expenses within our consolidated results of operations for the year ended February 28, 2021.

For the year ended February 29, 2020, certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including increased rate of revenue decline and increased competition, indicated that it was more likely than not the fair value of our indefinite-lived intangible asset associated with the Ballast Point craft beer trademark might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Ballast Point craft beer trademark asset with a carrying value of $28.0 million was written down to its estimated fair value of $17.0 million, resulting in an impairment of $11.0 million. This impairment was included in selling, general, and administrative expenses within our consolidated results of operations for the year ended February 29, 2020.

For the year ended February 28, 2019, in connection with certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including slower growth rates and increased competition, we implemented a change in strategy for our Ballast Point craft beer portfolio. This change in strategy, when combined with the continuing negative trends, indicated that it was more likely than not the fair value of our indefinite-lived intangible asset associated with the craft beer trademark might be below its carrying value. The change in strategy for our Ballast Point craft beer portfolio focuses on improving profitability by rationalizing the number of product offerings while targeting distribution growth in select strategic markets. This change in strategy resulted in updated long-term financial forecasts with lower revenues, and cash flows for the related portfolio. Accordingly, we performed a quantitative assessment for impairment of the Ballast Point craft beer trademark asset. As a result of this assessment, the Ballast Point craft beer trademark asset with a carrying value of $136.0 million was written down to its estimated fair value of $28.0 million, resulting in an impairment of $108.0 million.

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 83

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
8.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2019	$5,167.9	$2,920.9	$8,088.8
Purchase accounting allocations (1)	—	58.8	58.8
Black Velvet Divestiture	—	(72.2)	(72.2)
Foreign currency translation adjustments	0.2	(9.5)	(9.3)
Reclassified (to) from assets held for sale (2)	(4.7)	(304.3)	(309.0)
Balance, February 29, 2020	5,163.4	2,593.7	7,757.1
Purchase accounting allocations (3)	—	14.3	14.3
Foreign currency translation adjustments	(38.7)	15.9	(22.8)
Reclassified (to) from assets held for sale (2)	0.9	44.0	44.9
Balance, February 28, 2021	$5,125.6	$2,667.9	$7,793.5
(1)Purchase accounting allocations associated primarily with the acquisition of Nelson’s Green Brier.
(2)Primarily in connection with the Wine and Spirits Divestitures, goodwill associated with the businesses being sold was reclassified (to) from assets held for sale based on the relative fair values of the portion of the business being sold and the remaining wine and spirits and beer portfolios. The relative fair values were determined using the income approach based on assumptions, including projected revenue growth rates, terminal growth rate, and discount rate and other projected financial information.
(3)Preliminary purchase accounting allocations associated primarily with the acquisition of Empathy Wines.

9.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	February 28, 2021		February 29, 2020
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$87.2	$26.3	$87.4	$31.8
Other	21.1	0.2	20.2	0.3
Total	$108.3	26.5	$107.6	32.1

Nonamortizable intangible assets
Trademarks		2,705.6		2,686.8
Total intangible assets		$2,732.1		$2,718.9

The intangible assets balance at February 29, 2020, excludes intangible assets reclassified to assets held for sale, which consist primarily of trademarks. We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 28, 2021, February 29, 2020, and February 28, 2019. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $5.3 million, $5.7 million, and $6.0 million for the years ended February 28, 2021, February 29, 2020, and February 28, 2019, respectively.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 84

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
2022	$5.1
2023	$3.2
2024	$1.4
2025	$1.4
2026	$1.4
Thereafter	$14.0

10.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	February 28, 2021		February 29, 2020
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment	$2,578.8	38.1%	$2,911.7	35.3%
Other equity method investments (1)	209.6	20%-50%	182.2	20%-50%
	$2,788.4		$3,093.9
(1)The other equity method investments balance at February 29, 2020, excludes investments reclassified to assets held for sale.

Canopy Equity Method Investment
In November 2017, we acquired 18.9 million common shares, which represented a 9.9% ownership interest in Canopy, an Ontario, Canada-based public company and leading provider of medicinal and recreational cannabis products, plus warrants which gave us the option to purchase an additional 18.9 million common shares of Canopy. The November 2017 Canopy Investment was accounted for at fair value from the date of investment through October 31, 2018. From November 1, 2018, the November 2017 Canopy Investment has been accounted for under the equity method. The November 2017 Canopy Warrants were accounted for at fair value from the date of investment through April 30, 2020. See “May 2020 Canopy Investment” and “Canopy Equity Method Investment” below.

In November 2018, we increased our ownership interest in Canopy by acquiring an additional 104.5 million common shares (see “Canopy Equity Method Investment” below), plus warrants which give us the option to purchase an additional 139.7 million common shares of Canopy for C$5,078.7 million, or $3,869.9 million. On November 1, 2018, our ownership interest in Canopy increased to 36.6% which allowed us to exercise significant influence, but not control, over Canopy.

In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million. The May 2020 Canopy Investment increased our ownership interest in Canopy to 38.6% upon exercise. We entered into foreign currency forward contracts to fix the U.S. dollar cost of the May 2020 Canopy Investment. For the year ended February 28, 2021, we recognized net losses on the foreign currency forward contracts of $7.5 million, in selling, general, and administrative expenses within our consolidated results of operations. The payment at maturity of the derivative instruments is reported as cash flows from investing activities in investments in equity method investees and securities for the year ended February 28, 2021.

We account for the November 2017 Canopy Investment, the November 2018 Canopy Investment, and the May 2020 Canopy Investment, each of which represents an investment in common shares of Canopy, collectively, under the equity method. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities (see table below) include, among other items, restructuring and other strategic business development

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 85

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Amounts included in our consolidated results of operations for each period are as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(679.0)	$(575.9)	$(2.6)

In June 2019, the Canopy shareholders approved the modification of the terms of the warrants originally obtained in November 2018 and certain other rights, and the other required approvals necessary for the modifications to be effective were granted. The November 2018 Canopy Warrants now consist of three tranches of warrants, including 88.5 million Tranche A Warrants expiring November 1, 2023 which are currently exercisable, 38.4 million Tranche B Warrants expiring November 1, 2026, and 12.8 million Tranche C Warrants expiring November 1, 2026. These changes are the result of Canopy’s intention to acquire Acreage upon U.S. federal cannabis legalization, subject to certain conditions. In connection with the Acreage Transaction, Canopy had a call option to acquire 100% of the shares of Acreage.

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

The inputs used to estimate the fair value of the November 2018 Canopy Warrants as of the June 27, 2019 modification date, were as follows:

	Tranche A Warrants (1)	Tranche B Warrants (1)
Exercise price	$50.40	$76.68
Valuation date stock price	$53.36	$53.36
Remaining contractual term	4.3 years	7.3 years
Expected volatility	66.7%	66.7%
Risk-free interest rate	1.4%	1.4%
Expected dividend yield	0.0%	0.0%
(1)Refer to Note 7 for input descriptions.

Accordingly, we recognized a $1,176.0 million unrealized gain from unconsolidated investments within our consolidated results of operations for the second quarter of fiscal 2020 from the June 2019 Warrant Modification. Approximately $322.5 million of the unrealized gain was associated with the Tranche A Warrants and $853.5 million was associated with the Tranche B Warrants. No value was associated with the Tranche C Warrants as they have a VWAP Exercise Price.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 86

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
In September 2020, the Acreage shareholders approved the modification of the Acreage Transaction and related Acreage Financial Instrument, and the other required regulatory approvals necessary for the modification to be effective were granted. The New Acreage Agreement reduces (i) the ratio of Canopy shares required to be exchanged for Acreage shares upon U.S. federal cannabis legalization and (ii) the number of Acreage shares subject to the fixed exchange ratio from 100% to 70%, calculated as a percentage of Acreage’s issued and outstanding shares. The remaining 30% of Acreage shares will be subject to a floating exchange ratio and Canopy, at its sole discretion, will have the option to acquire these shares with Canopy shares, cash, or a combination thereof.

In February 2021, Canopy sold its ownership interest in RIV Capital in exchange for (i) exchangeable shares, warrants, and debt in TerrAscend Corp., (ii) shares in Les Serres Vert Cannabis Inc., and (iii) the termination of a royalty agreement with The Tweed Tree Lot Inc. As additional consideration for the assets being transferred and termination of the royalty agreement, Canopy made a cash payment of C$115 million and issued 3,647,902 Canopy shares. The RIV Capital Divestiture has a minor dilutive impact on our ownership interest in Canopy which we will reflect in our first quarter of fiscal 2022 results.

Canopy has various equity and convertible debt securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2018 Canopy Warrants, Canopy Debt Securities, and the New Acreage Financial Instrument. As of February 28, 2021, the conversion of Canopy equity securities held by its employees and/or held by other third parties, excluding our November 2018 Canopy Warrants, Canopy Debt Securities, and the New Acreage Financial Instrument, would not have a significant effect on our share of Canopy’s reported earnings or losses. Additionally, under an amended and restated investor rights agreement, we have the option to purchase additional common shares of Canopy at the then-current price of the underlying equity security to allow us to maintain our relative ownership interest. If we exercised all of our November 2018 Canopy Warrants, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would be expected to increase to greater than 50%. If Canopy exercised the New Acreage Financial Instrument, which would require the issuance of Canopy shares, it could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy would decrease and no longer be expected to be greater than 50%.

As of February 28, 2021, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $6.3 billion based on the terms of the November 2018 Canopy Warrants. Additionally, as of February 28, 2021, the fair value of the Canopy Equity Method Investment was $4,679.3 million based on the closing price of the underlying equity security as of that date.

The following tables present summarized financial information for Canopy prepared in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods (i) January through December 2020 in our year ended February 28, 2021 results, (ii) January through December 2019 in our year ended February 29, 2020, results, and (iii) November and December 2018, in our year ended February 28, 2019 results. The amounts shown represent 100% of Canopy’s financial position and results of operations, for the respective periods, however, the results of operations for the year ended February 29, 2020, exclude the impact of the June 2019 Warrant Modification Loss because it was recorded by Canopy within equity. The year ended February 28, 2021, includes costs designed to improve Canopy’s organizational focus, streamline operations, and align production capability with projected demand.

	February 28, 2021	February 29, 2020
(in millions)
Current assets	$1,706.6	$2,232.9
Noncurrent assets	$3,251.5	$3,751.6
Current liabilities	$273.7	$322.0
Noncurrent liabilities	$1,308.8	$867.9
Noncontrolling interests	$179.0	$210.5

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 87

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019 (1)
(in millions)
Net sales	$378.6	$290.2	$48.6
Gross profit (loss)	$(14.1)	$45.4	$11.2
Net income (loss)	$(1,775.3)	$(327.0)	$(39.6)
Net income (loss) attributable to Canopy	$(1,750.0)	$(312.6)	$(27.8)
(1)For the period November 1, 2018, through December 31, 2018.

Other equity method investment
Booker Vineyard
In April 2020, we invested in My Favorite Neighbor, LLC, also known as Booker Vineyard, a super-luxury, direct-to-consumer focused wine business which we account for under the equity method. We recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment.

11.    OTHER ACCRUED EXPENSES AND LIABILITIES

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2021	February 29, 2020
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$232.1	$182.2
Promotions and advertising	159.9	191.7
Accrued interest	93.4	94.3
Operating lease liability	68.8	76.6
Income taxes payable	24.7	24.9
Derivative liabilities	10.9	61.1
Other	190.1	149.6
	$779.9	$780.4

12.    BORROWINGS

Borrowings consist of the following:

	February 28, 2021			February 29, 2020
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$—			$238.9
	$—			$238.9

Long-term debt
Term loan credit facilities	$24.6	$429.8	$454.4	$1,295.7
Senior notes	—	9,972.4	9,972.4	10,624.7
Other	4.6	10.9	15.5	25.3
	$29.2	$10,413.1	$10,442.3	$11,945.7

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 88

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Bank facilities
Senior credit facility
In August 2018, the Company, CIH, CB International, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into the August 2018 Restatement Agreement that amended and restated our then-existing senior credit facility (as amended and restated by the August 2018 Restatement Agreement, the August 2018 Credit Agreement). The principal changes effected by the August 2018 Restatement Agreement were:

•the removal of CIH as a borrower under the August 2018 Credit Agreement;
•the termination of a cross-guarantee agreement by CIH and CB International; and
•the addition of a mechanism to provide for the replacement of LIBOR with an alternative benchmark rate in certain circumstances where LIBOR cannot be adequately ascertained or available.

In September 2018, the Company, CB International, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into the 2018 Restatement Agreement that amended and restated the August 2018 Credit Agreement (as amended and restated by the 2018 Restatement Agreement, the 2018 Credit Agreement). The primary change effected by the 2018 Restatement Agreement was the increase of the revolving credit facility from $1.5 billion to $2.0 billion and extension of its maturity to September 14, 2023. The 2018 Restatement Agreement also modified certain financial covenants in connection with the November 2018 Canopy Transaction and added various representations and warranties, covenants, and an event of default related to the November 2018 Canopy Transaction.

In June 2019, we repaid the outstanding obligations under the U.S. Term A-1 loan facility under the 2018 Credit Agreement with proceeds from the 2019 Term Credit Agreement.

In March 2020, the Company, CB International, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into the 2020 Restatement Agreement that amended and restated the 2018 Credit Agreement (as amended and restated by the 2020 Restatement Agreement, the 2020 Credit Agreement). The 2020 Credit Agreement provides for an aggregate revolving credit facility of $2.0 billion. The principal changes effected by the 2020 Restatement Agreement were:

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

2020 Term Credit Agreement
In September 2018, the Company, the Administrative Agent, and certain other lenders entered into the Term Credit Agreement. The Term Credit Agreement provided for aggregate credit facilities of $1.5 billion, consisting of the $500.0 million three-year term loan facility and a $1.0 billion five-year term loan facility.

In March 2020, the Company, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into the Term Loan Restatement Agreement that amended and restated the Term Credit Agreement (as amended and restated by the Term Loan Restatement Agreement, the 2020 Term Credit Agreement). The principal changes effected by the Term Loan Restatement Agreement were:

•the removal of the subsidiary guarantees and termination of the respective guarantee agreements; and
•the revision of the LIBOR successor rate provisions to permit the use of rates based on SOFR.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 89

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
In August 2020, we prepaid the outstanding Three-Year Term Facility borrowings and in July 2020, we prepaid the outstanding Five-Year Term Facility borrowings, both under our 2020 Term Credit Agreement.

March 2020 Term Credit Agreement
In June 2019, the Company and the Administrative Agent and Lender entered into the 2019 Term Credit Agreement. The 2019 Term Credit Agreement provides for the creation of a $491.3 million five-year term loan facility. The 2019 Five-Year Term Facility will be repaid in quarterly payments of principal equal to 1.25% of the original aggregate principal amount of the 2019 Five-Year Term Facility, with the balance due and payable at maturity.

In March 2020, the Company, certain of the Company’s subsidiaries as guarantors, and the Lender entered into the 2020 Term Loan Restatement Agreement that amended and restated the 2019 Term Credit Agreement (as amended and restated by the 2020 Term Loan Restatement Agreement, the March 2020 Term Credit Agreement). The principal changes effected by the 2020 Term Loan Restatement Agreement were:

•the removal of the subsidiary guarantees and termination of the respective guarantee agreements; and
•the revision of the LIBOR successor rate provisions to permit the use of rates based on SOFR.

General
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

Our senior credit facility permits us to elect, subject to the willingness of existing or new lenders to fund such increase or term loans and other customary conditions, to increase the revolving credit commitments or add one or more tranches of additional term loans. The Incremental Facilities may be an unlimited amount so long as our leverage ratio, as defined and computed pursuant to our senior credit facility, is no greater than 4.00 to 1.00 subject to certain limitations for the period defined pursuant to our senior credit facility.

As of February 28, 2021, aggregate credit facilities under the 2020 Credit Agreement and the March 2020 Term Credit Agreement consist of the following:

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
(3)We are the borrower under the 2019 Five-Year Term Facility.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 90

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
As of February 28, 2021, information with respect to borrowings under the 2020 Credit Agreement and the March 2020 Term Credit Agreement is as follows:

	2020 Credit Agreement	March 2020 Term Credit Agreement
	Revolving credit facility	2019 Five-Year Term Facility (1)
(in millions)
Outstanding borrowings	$—	$454.4
Interest rate	—%	1.0%
LIBOR margin	—%	0.88%
Outstanding letters of credit	$11.7
Remaining borrowing capacity (2)	$1,988.3
(1)Outstanding term loan facility borrowings are net of unamortized debt issuance costs.
(2)Net of outstanding revolving credit facility borrowings, outstanding letters of credit under the 2020 Credit Agreement, and outstanding borrowings under our commercial paper program (excluding unamortized discount) (see “Commercial paper program”).

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2020 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2020 Credit Agreement. As of February 28, 2021, we had no outstanding borrowings under our commercial paper program. Information with respect to our outstanding commercial paper borrowings as of February 29, 2020, is as follows:

(in millions)
Outstanding borrowings (1)	$238.9
Weighted average annual interest rate	1.9%
Weighted average remaining term	8 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Interest rate swap contracts
In June 2019, we entered into interest rate swap agreements, which were designated as cash flow hedges for $375.0 million of our floating LIBOR rate debt. As a result of these hedges, we fixed our interest rates on $375.0 million of our floating LIBOR rate debt at an average rate of 1.9% (exclusive of borrowing margins) from July 1, 2019, through July 1, 2020.

Treasury lock contracts
In February and March 2020, we entered into treasury lock agreements, which were designated as cash flow hedges. As a result of these hedges, we fixed our 10-year treasury rates on $500.0 million of future debt issuances at an average rate of 1.2% (exclusive of borrowing margins). In April 2020, prior to the issuance of the 2.875% Senior Notes and 3.75% Senior Notes, we settled all outstanding treasury lock contracts, and recognized an unrealized loss, net of income tax effect, of $21.8 million in accumulated other comprehensive income (loss) within our consolidated balance sheets. This loss is being amortized over 10 years to interest expense within our consolidated results of operations. See “Senior notes” below.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 91

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Senior notes
Our outstanding senior notes are as follows:

		Date of			Outstanding Balance (1)
	Principal	Issuance	Maturity	Interest Payments	February 28, 2021	February 29, 2020
(in millions)
3.75% Senior Notes (2) (3)	$500.0	May 2013	May 2021	May/Nov	$—	$499.2
4.25% Senior Notes (2) (4)	$1,050.0	May 2013	May 2023	May/Nov	1,047.5	1,046.4
4.75% Senior Notes (2) (4)	$400.0	Nov 2014	Nov 2024	May/Nov	397.6	397.0
4.75% Senior Notes (2) (4)	$400.0	Dec 2015	Dec 2025	Jun/Dec	396.9	396.3
3.70% Senior Notes (2) (5)	$600.0	Dec 2016	Dec 2026	Jun/Dec	596.5	595.9
2.70% Senior Notes (2) (5)	$500.0	May 2017	May 2022	May/Nov	498.8	497.8
3.50% Senior Notes (2) (5)	$500.0	May 2017	May 2027	May/Nov	496.5	496.1
4.50% Senior Notes (2) (5)	$500.0	May 2017	May 2047	May/Nov	493.1	493.0
2.25% Senior Notes (2) (6)	$700.0	Nov 2017	Nov 2020	May/Nov	—	698.7
2.65% Senior Notes (2) (5)	$700.0	Nov 2017	Nov 2022	May/Nov	697.1	695.5
3.20% Senior Notes (2) (5)	$600.0	Feb 2018	Feb 2023	Feb/Aug	598.0	597.0
3.60% Senior Notes (2) (5)	$700.0	Feb 2018	Feb 2028	Feb/Aug	695.0	694.3
4.10% Senior Notes (2) (5)	$600.0	Feb 2018	Feb 2048	Feb/Aug	592.3	592.1
Senior Floating Rate Notes (2) (7)	$650.0	Oct 2018	Nov 2021	Quarterly	—	647.9
4.40% Senior Notes (2) (5)	$500.0	Oct 2018	Nov 2025	May/Nov	496.6	496.0
4.65% Senior Notes (2) (5)	$500.0	Oct 2018	Nov 2028	May/Nov	495.6	495.2
5.25% Senior Notes (2) (5)	$500.0	Oct 2018	Nov 2048	May/Nov	493.1	493.0
3.15% Senior Notes (2) (5)	$800.0	Jul 2019	Aug 2029	Feb/Aug	793.9	793.3
2.875% Senior Notes (2) (5)	$600.0	Apr 2020	May 2030	May/Nov	594.3	—
3.75% Senior Notes (2) (5)	$600.0	Apr 2020	May 2050	May/Nov	589.6	—
					$9,972.4	$10,624.7
(1)Amounts are net of unamortized debt issuance costs and unamortized discounts, where applicable.
(2)Senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness.
(3)Redeemed prior to maturity in February 2021 at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment of $3.8 million. The make-whole payment is included in loss on extinguishment of debt within our consolidated results of operations.
(4)Redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points.
(5)Redeemable, in whole or in part, at our option at any time prior to the stated redemption date as defined in the indenture, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus the stated basis points as defined in the indenture. On or after the stated redemption date, redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

	Redemption
	Stated Redemption Date	Stated Basis Points
3.70% Senior Notes due December 2026	Sept 2026	25
2.70% Senior Notes due May 2022	Apr 2022	15

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 92

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

3.50% Senior Notes due May 2027	Feb 2027	20
4.50% Senior Notes due May 2047	Nov 2046	25
2.65% Senior Notes due November 2022	Oct 2022	15
3.20% Senior Notes due February 2023	Jan 2023	13
3.60% Senior Notes due February 2028	Nov 2027	15
4.10% Senior Notes due February 2048	Aug 2047	20
4.40% Senior Notes due November 2025	Sept 2025	20
4.65% Senior Notes due November 2028	Aug 2028	25
5.25% Senior Notes due November 2048	May 2048	30
3.15% Senior Notes due August 2029	May 2029	20
2.875% Senior Notes due May 2030	Feb 2030	35
3.75% Senior Notes due May 2050	Nov 2049	40
(6)Redeemed prior to maturity in May 2020 at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment of $6.2 million. The make-whole payment is included in loss on extinguishment of debt within our consolidated results of operations.
(7)Redeemed prior to maturity in November 2020 at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

Indentures
Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

Subsidiary credit facilities
General
We have additional credit arrangements totaling $61.2 million and $71.8 million as of February 28, 2021, and February 29, 2020, respectively. As of February 28, 2021, and February 29, 2020, amounts outstanding under these arrangements were $15.5 million and $25.3 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations (see “Other long-term debt” for additional information). Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Other long-term debt
During the year ended February 28, 2019, we recorded a conversion of $248.2 million from long-term debt to noncontrolling equity interests associated with the noncash settlement of a prior contractual agreement with our glass production plant joint venture partner, Owens-Illinois.

Debt payments
As of February 28, 2021, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $60.6 million and $17.0 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2022	$29.2
2023	1,829.2
2024	1,078.7
2025	782.8
2026	900.0
Thereafter	5,900.0
$10,519.9

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 93

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

13.    INCOME TAXES

Income (loss) before income taxes was generated as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Domestic	$495.2	$(2,230.1)	$1,615.9
Foreign	2,047.7	1,284.9	2,529.1
	$2,542.9	$(945.2)	$4,145.0

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Current
Federal	$74.0	$66.5	$4.1
State	19.1	12.1	15.7
Foreign	81.6	108.5	239.2
Total current	174.7	187.1	259.0

Deferred
Federal	152.8	(459.9)	223.9
State	28.3	(118.3)	75.0
Foreign	155.3	(575.5)	128.0
Total deferred	336.4	(1,153.7)	426.9
Income tax provision (benefit)	$511.1	$(966.6)	$685.9

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 94

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 28, 2021		February 29, 2020		February 28, 2019
	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)
(in millions, except % of pretax income (loss) data)
Income tax provision (benefit) at statutory rate	$534.0	21.0%	$(198.5)	21.0%	$870.5	21.0%
State and local income taxes, net of federal income tax benefit (1)	39.0	1.5%	(82.3)	8.7%	81.3	2.0%
Net income tax provision (benefit) from legislative changes (2)	10.9	0.4%	(547.4)	57.9%	(37.6)	(0.9%)
Earnings taxed at other than U.S. statutory rate (3)	(84.4)	(3.2%)	(46.5)	5.0%	(81.0)	(1.9%)
Excess tax benefits from stock-based compensation awards (4)	(29.4)	(1.2%)	(56.2)	5.9%	(82.9)	(2.0%)
Net income tax provision (benefit) recognized for adjustment to valuation allowance	27.1	1.1%	(32.8)	3.5%	(74.1)	(1.8%)
Miscellaneous items, net	13.9	0.5%	(2.9)	0.3%	9.7	0.1%
Income tax provision (benefit) at effective rate	$511.1	20.1%	$(966.6)	102.3%	$685.9	16.5%
(1)Includes differences resulting from adjustments to the current and deferred state effective tax rates.
(2)The year ended February 28, 2021, represents a net income tax (provision) benefit resulting from initiatives under the CARES Act. The year ended February 29, 2020, represents the recognition of a net income tax benefit resulting from the remeasurement of our deferred tax assets in connection with the September 2019 enactment of tax reform in Switzerland. The year ended February 28, 2019, represents the recognition of a net income tax benefit related to the TCJ Act.
(3)Consists of the following (i) difference between the U.S. statutory rate and local jurisdiction tax rates, (ii) the provision for incremental U.S. taxes on earnings of certain foreign subsidiaries offset by foreign tax credits, (iii) the non-U.S. portion of tax provision (benefit) recorded on the net unrealized gain (loss) from the changes in fair value of our investment in Canopy, and (iv) the non-U.S. portion of tax benefits recorded on the Canopy equity in earnings (losses) and related activities.
(4)Represents the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 95

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2021	February 29, 2020
(in millions)
Deferred tax assets
Intangible assets	$1,852.0	$2,045.8
Loss carryforwards	233.1	225.9
Stock-based compensation	30.1	75.6
Lease liabilities	83.1	89.2
Inventory	26.6	32.4
Investments in unconsolidated investees	36.7	106.1
Other accruals	33.7	35.0
Gross deferred tax assets	2,295.3	2,610.0
Valuation allowances	(78.6)	(54.1)
Deferred tax assets, net	2,216.7	2,555.9

Deferred tax liabilities
Property, plant, and equipment	(200.3)	(175.5)
Provision for unremitted earnings	(23.0)	(27.5)
Right-of-use assets	(70.6)	(80.5)
Total deferred tax liabilities	(293.9)	(283.5)
Deferred tax assets (liabilities), net	$1,922.8	$2,272.4

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

As of February 28, 2021, operating loss carryforwards, which are primarily state and foreign, totaling $1.6 billion are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $1.2 billion will expire by fiscal 2027, $344.1 million will expire between fiscal 2028 and fiscal 2041, and $92.5 million of operating losses in certain jurisdictions may be carried forward indefinitely. Additionally, as of February 28, 2021, federal capital losses totaling $168.1 million are being carried forward and will expire in fiscal 2022.

We have recognized valuation allowances for operating loss carryforwards, capital loss carryforwards, and other deferred tax assets when we believe it is more likely than not that these items will not be realized. The increase in our valuation allowances as of February 28, 2021, primarily relate to adjustments in expected utilization of capital loss carryforwards in connection with the Wine and Spirits Divestiture and the Paul Masson Divestiture.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 96

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Balance as of March 1	$249.4	$224.3	$89.3
Increases as a result of tax positions taken during a prior period	3.1	11.4	56.4
Decreases as a result of tax positions taken during a prior period	(15.4)	(14.8)	(1.4)
Increases as a result of tax positions taken during the current period	15.2	29.0	88.8
Decreases related to settlements with tax authorities	(10.2)	(0.1)	(0.8)
Decreases related to lapse of applicable statute of limitations	(6.0)	(0.4)	(8.0)
Balance as of last day of February	$236.1	$249.4	$224.3

As of February 28, 2021, and February 29, 2020, we had $268.9 million and $276.2 million, respectively, of non-current unrecognized tax benefit liabilities, including interest and penalties, recognized on our balance sheets. These liabilities are recorded as non-current as payment of cash is not anticipated within one year of the balance sheet date.

As of February 28, 2021, and February 29, 2020, we had $236.1 million and $249.4 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate in the year of resolution.

We file U.S. federal income tax returns and various state, local, and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Canada, Mexico, Switzerland, and the U.S. Various U.S. federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next twelve months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2021, we estimate that unrecognized tax benefit liabilities could change by a range of $1 million to $8 million. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to February 28, 2014.

We provide for additional tax expense based on probable outcomes of ongoing tax examinations and assessments in various jurisdictions. While it is often difficult to predict the outcome or the timing of resolution of any tax matter, we believe the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash.

14.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	February 28, 2021	February 29, 2020
(in millions)
Deferred income taxes	$569.7	$384.0
Operating lease liability	471.1	483.6
Unrecognized tax benefit liabilities	268.9	276.2
Long-term income tax payable	86.1	96.2
Other	97.7	86.3
	$1,493.5	$1,326.3

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 97

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
15.    LEASES

General
We primarily lease certain vineyards, office and production facilities, warehouses, production equipment, and vehicles. We have concluded that certain grape purchasing arrangements associated with the purchase of grape production yielded from a specified block of a vineyard and certain third-party logistics arrangements contain a lease.

Balance sheet location
A summary of lease right-of-use assets and liabilities are as follows:

	Balance Sheet Classification	February 28, 2021	February 29, 2020
(in millions)
Assets
Operating lease	Other assets	$477.9	$481.4
Finance lease	Property, plant, and equipment	17.0	26.6
Total right-of-use assets		$494.9	$508.0

Liabilities
Current:
Operating lease	Other accrued expenses and liabilities	$68.8	$76.6
Finance lease	Current maturities of long-term debt	4.6	11.7
Non-current:
Operating lease	Deferred income taxes and other liabilities	471.1	483.6
Finance lease	Long-term debt, less current maturities	10.9	13.6
Total lease liabilities		$555.4	$585.5

Lease cost
The components of total lease cost are as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020
(in millions)
Operating lease cost	$93.4	$98.9
Finance lease cost:
Amortization of right-of-use assets	11.0	12.2
Interest on lease liabilities	0.5	0.7
Short-term lease cost	9.2	8.6
Variable lease cost (1)	216.5	403.3
Total lease cost	$330.6	$523.7
(1)The decrease for the year ended February 28, 2021, was primarily due to (i) transfers of grape purchasing agreements largely in connection with our Wine and Spirits Divestitures and (ii) reduced grape supply availability due to the 2020 U.S. wildfires (see Note 16).

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 98

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Lease maturities (1)
As of February 28, 2021, minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
(in millions)
2022	$84.6	$4.8
2023	73.3	4.7
2024	66.7	4.2
2025	54.6	2.1
2026	44.1	—
Thereafter	336.0	—
Total lease payments	659.3	15.8
Less: Interest	(119.4)	(0.3)
Total lease liabilities	$539.9	$15.5
(1)For leases with terms in excess of 12 months at inception.

Supplemental information

	For the Years Ended
	February 28, 2021	February 29, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93.9	$100.7
Operating cash flows from finance leases	$0.5	$0.7
Financing cash flows from finance leases	$10.5	$13.8

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$66.3	$34.3
Finance leases	$11.6	$10.7

	February 28, 2021	February 29, 2020
Weighted-average remaining lease term: (1)
Operating leases	12.8 years	11.7 years
Finance leases	2.9 years	3.2 years

Weighted-average discount rate:
Operating leases	3.2%	3.5%
Finance leases	1.2%	2.6%
(1)Our leases have varying terms with remaining lease terms of up to approximately 30 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 99

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
16.    COMMITMENTS AND CONTINGENCIES

Purchase commitments and contingencies
We have entered into various long-term contracts in the normal course of business for the purchase of (i) certain inventory components, (ii) transportation, marketing, and warehousing services, (iii) IT contracts, (iv) certain energy requirements, and (v) property, plant, and equipment and related contractor and manufacturing services. As of February 28, 2021, the estimated aggregate minimum purchase commitments under these contracts are as follows:

	Type	Length of Commitment	Amount
(in millions)
Raw materials and supplies (1)	Packaging, grapes, malts, corn, and hops	through December 2037	$4,063.8
Contract services	Transportation, marketing, and warehousing services, and IT and energy contracts	through December 2030	816.5
Capital expenditures (2)	Property, plant, and equipment and contractor and manufacturing services	through January 2024	243.7
In-process inventories	Bulk wine and spirits	through April 2025	75.3
Other	Finished wine case goods	through May 2029	26.4
			$5,225.7
(1)Certain grape purchasing arrangements include the purchase of grape production yielded from specified blocks of a vineyard. The actual tonnage and price of grapes that we purchase will vary each year depending on certain factors, including weather, time of harvest, overall market conditions, and the agricultural practices and location of the vineyard. Amounts included herein for the estimated aggregate minimum grape purchase commitments consist of estimates for the purchase of the grapes and the implicit leases of the land. Certain grape purchasing arrangements classified as leases have not resulted in the recognition of right-of-use assets and lease liabilities on our balance sheet due to their variable nature.
(2)Consists of purchase commitments entered into primarily in connection with the expansion project for the Obregon Brewery.

Additionally, we have entered into various contractual arrangements with affiliates of Owens-Illinois primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements for the years ended February 28, 2021, February 29, 2020, and February 28, 2019, were $154.7 million, $166.6 million, and $238.8 million, respectively.

Indemnification liabilities
In connection with prior divestitures, we have indemnified respective parties against certain liabilities that may arise subsequent to the divestiture. As of February 28, 2021, and February 29, 2020, these liabilities consist primarily of indemnifications related to certain lease contracts and income tax matters. During the year ended February 28, 2019, in connection with the sale of the Accolade Wine Investment, we were released from certain guarantees and we recognized a gain of $3.7 million as part of the net gain on the sale of this business. This net gain is included in income (loss) from unconsolidated investments within our consolidated results of operations. As of February 28, 2021, and February 29, 2020, the carrying amount of our indemnification liabilities was $17.0 million and $9.1 million, respectively, and is included in deferred income taxes and other liabilities. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Legal matters
In the ordinary course of our business, we are subject to lawsuits, arbitration, claims, and other legal proceedings in connection with our business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages and/or injunctive relief. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. Management believes that we have adequate legal defenses with respect to

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 100

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
the legal proceedings to which it is a defendant or respondent and that the outcome of these pending proceedings is not likely to have a material adverse effect on our financial condition, results of operations, or cash flows. However, we are unable to predict the outcome of these matters.

Regulatory matters
We are in discussions with various governmental agencies concerning matters raised during regulatory examinations or otherwise subject to such agencies’ inquiry. These matters could result in censures, fines, or other sanctions. Management believes the outcome of any pending regulatory matters will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, we are unable to predict the outcome of these matters.

2020 U.S. wildfires
In August 2020, significant wildfires broke out in California, Oregon, and Washington states which affected the U.S. grape harvest. None of our facilities were damaged. At this time, we continue to expect no material impact to our ability to meet customer demand. Most of our annual grape requirements are satisfied by supply contracts from independent growers which, in many cases, allow for us to reject grapes that do not meet required quality specifications, including from smoke damage. We continue to assess when to use our rights under law and our supply contracts to reject grapes that are damaged from wildfires. For the year ended February 28, 2021, we recognized a $78.6 million loss in connection with the write-down of bulk wine inventory and certain grapes as a result of smoke damage sustained during the 2020 U.S. wildfires. This loss was included in cost of product sold within our consolidated results of operations. We have insurance coverage that partially covers losses for grapes in our own vineyards. In the fourth quarter of fiscal 2021 we determined a loss recovery from our insurance carriers was realizable and recognized $8.2 million in cost of product sold within our consolidated results of operations. While we are continuing to pursue reimbursement, there can be no assurance there will be any additional recoveries. We test the grapes acquired under our supply contracts for smoke damage and other issues prior to accepting them. Additionally, for the year ended February 28, 2021, we recognized $28.6 million in unfavorable fixed cost absorption from decreased production levels at certain facilities as period costs in cost of product sold within our consolidated results of operations in the Wine and Spirits segment rather than capitalized in inventories.

17.    STOCKHOLDERS’ EQUITY

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 101

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
and pay a dividend on Class A Common Stock without paying a dividend on Class 1 Common Stock. The cash dividends declared and paid on Class B Convertible Common Stock and Class 1 Common Stock must always be the same.

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2018	258,718,356	28,335,387	1,970	90,743,239	5,005,800
Retirement of treasury shares (1)	(74,000,000)	—	—	(74,000,000)	—
Share repurchases	—	—	—	2,352,145	—
Conversion of shares	12,968	(12,968)	—	—	—
Exercise of stock options	1,008,854	—	1,147,654	—	—
Employee stock purchases	—	—	—	(76,844)	—
Grant of restricted stock awards	—	—	—	(3,914)	—
Vesting of restricted stock units (2)	—	—	—	(24,308)	—
Vesting of performance share units (2)	—	—	—	(62,352)	—
Balance at February 28, 2019	185,740,178	28,322,419	1,149,624	18,927,966	5,005,800
Share repurchases	—	—	—	265,593	—
Conversion of shares	350,567	(22,213)	(328,354)	—	—
Exercise of stock options (3)	—	—	870,957	(747,527)	—
Employee stock purchases	—	—	—	(69,324)	—
Vesting of restricted stock units (2)	—	—	—	(91,311)	—
Vesting of performance share units (2)	—	—	—	(29,015)	—
Cancellation of restricted shares	—	—	—	444	—
Balance at February 29, 2020	186,090,745	28,300,206	1,692,227	18,256,826	5,005,800
Conversion of shares	1,113,535	(29,918)	(1,083,617)	—	—
Exercise of stock options (3)	—	—	4,326	(1,020,853)	—
Employee stock purchases	—	—	—	(67,801)	—
Vesting of restricted stock units (2)	—	—	—	(80,287)	—
Vesting of performance share units (2)	—	—	—	(17,335)	—
Balance at February 28, 2021	187,204,280	28,270,288	612,936	17,070,550	5,005,800
(1)Shares of our Class A Treasury Stock were retired to authorized and unissued shares of our Class A Common Stock.
(2)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Restricted Stock Units	37,933	49,900	15,409
Performance Share Units	9,433	17,439	44,016
(3)Includes use of Class A Treasury Stock associated with stock option exercises beginning March 1, 2019.

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock. In January 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock. Shares may

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 102

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
be repurchased through open market or privately negotiated transactions. Shares repurchased under these authorizations will become treasury shares.

A summary of share repurchase activity is as follows:

			Class A Common Shares Repurchased
	Repurchase Authorization		For the Year Ended February 28, 2021		For the Year Ended February 29, 2020		For the Year Ended February 28, 2019
	Date	Amount Authorized	Dollar Value	Number of Shares	Dollar Value	Number of Shares	Dollar Value	Number of Shares
(in millions, except share data)
2018 Authorization (1)	Jan 2018	$3,000.0	$—	—	$50.0	265,593	$504.3	2,352,145
2021 Authorization (2)	Jan 2021	$2,000.0	—	—	—	—	—	—
			$—	—	$50.0	265,593	$504.3	2,352,145
(1)As of February 28, 2021, $1,954.1 million remains available for future share repurchase under the 2018 Authorization. The Board of Directors did not specify a date upon which the 2018 Authorization would expire.
(2)As of February 28, 2021, no shares have been repurchased under the 2021 Authorization. The Board of Directors did not specify a date upon which the 2021 Authorization would expire.

Common stock dividends
In April 2021, our Board of Directors declared a quarterly cash dividend of $0.76 per share of Class A Common Stock, $0.69 per share of Class B Convertible Common Stock, and $0.69 per share of Class 1 Common Stock payable in the first quarter of fiscal 2022.
18.    STOCK-BASED EMPLOYEE COMPENSATION

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost recognized for our stock-based awards and income tax benefits related thereto are as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Total compensation cost recognized in our results of operations	$63.0	$60.4	$64.1
Income tax benefit related thereto recognized in our results of operations	$9.2	$9.5	$11.6

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 103

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

A summary of stock option activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2021		February 29, 2020		February 28, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	4,525,418	$108.87	5,691,219	$81.87	7,444,701	$56.33
Granted	973,286	$154.62	639,957	$206.76	540,640	$227.91
Exercised	(1,025,179)	$47.42	(1,618,484)	$41.77	(2,156,508)	$23.55
Forfeited	(56,897)	$185.59	(175,917)	$201.44	(133,250)	$187.84
Expired	(16,821)	$221.16	(11,357)	$224.07	(4,364)	$175.86
Outstanding as of last day of February	4,399,807	$131.89	4,525,418	$108.87	5,691,219	$81.87
Exercisable	2,754,888	$104.94	3,330,164	$75.61	4,456,486	$53.18

As of February 28, 2021, the aggregate intrinsic value of our options outstanding and exercisable was $367.5 million and $303.6 million, respectively. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 5.6 years and 3.8 years, respectively.

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Fair value of stock options vested	$21.1	$21.1	$22.8
Intrinsic value of stock options exercised	$142.1	$255.0	$348.5
Tax benefit realized from stock options exercised	$33.9	$60.4	$82.6

The weighted average grant-date fair value of stock options granted and the weighted average inputs used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Grant-date fair value	$31.26	$44.90	$53.06
Expected life (1)	6.3 years	6.0 years	5.9 years
Expected volatility (2)	26.6%	22.1%	22.3%
Risk-free interest rate (3)	0.5%	2.5%	2.9%
Expected dividend yield (4)	1.9%	1.5%	1.3%
(1)Based on historical experience of employees’ exercise behavior for similar type awards.
(2)Based primarily on historical volatility levels of our Class A Common Stock.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 104

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
(3)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
(4)Based on the calculated yield on our Class A Common Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.

A summary of restricted Class A Common Stock activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2021		February 29, 2020		February 28, 2019
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Awards
Outstanding balance as of March 1, Nonvested	—	$—	3,914	$214.29	3,848	$197.18
Granted	—	$—	—	$—	3,914	$214.29
Vested	—	$—	(3,470)	$214.34	(3,848)	$197.18
Forfeited	—	$—	(444)	$213.85	—	$—
Outstanding balance as of last day of February, Nonvested	—	$—	—	$—	3,914	$214.29

Restricted Stock Units
Outstanding balance as of March 1, Nonvested	271,143	$196.58	314,252	$181.62	286,658	$157.29
Granted	178,550	$165.57	138,472	$203.32	108,545	$226.97
Vested	(118,220)	$185.75	(141,211)	$168.68	(39,717)	$129.57
Forfeited	(20,115)	$183.77	(40,370)	$200.87	(41,234)	$182.00
Outstanding balance as of last day of February, Nonvested	311,358	$183.74	271,143	$196.58	314,252	$181.62

Performance Share Units
Outstanding balance as of March 1, Nonvested	221,749	$231.49	259,464	$213.27	227,720	$177.90
Granted	39,781	$202.53	60,031	$253.72	172,468	$222.92
Performance achievement (1)	(1,517)	$250.30	(17,035)	$168.00	(281)	$155.72
Vested	(26,768)	$250.30	(46,454)	$156.80	(106,368)	$147.34
Forfeited	(6,782)	$238.06	(34,257)	$239.48	(34,075)	$215.63
Outstanding balance as of last day of February, Nonvested	226,463	$223.85	221,749	$231.49	259,464	$213.27
(1)Reflects the net number of awards achieved above (below) target levels based on actual performance measured at the end of the performance period.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 105

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The fair value of shares vested for our restricted Class A Common Stock awards is as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Restricted stock awards	$—	$0.7	$0.8
Restricted stock units	$19.2	$29.9	$9.0
Performance share units	$4.3	$9.9	$24.4

The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average inputs used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Grant-date fair value	$202.53	$319.56	$322.42
Grant-date price	$153.02	$205.46	$228.26
Performance period	2.9 years	2.8 years	2.9 years
Expected volatility (1)	31.7%	23.1%	20.7%
Risk-free interest rate (2)	0.2%	2.3%	2.6%
Expected dividend yield (3)	0.0%	0.0%	0.0%
(1)Based primarily on historical volatility levels of our Class A Common Stock.
(2)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.
(3)No expected dividend yield as units granted earn dividend equivalents.

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 9,000,000 shares of Class A Common Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 28, 2021, February 29, 2020, and February 28, 2019, employees purchased 67,801 shares, 69,324 shares, and 76,844 shares, respectively, under this plan.

Other
As of February 28, 2021, there was $66.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 2.1 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 106

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
19.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

The computation of basic and diluted net income (loss) per common share is as follows:

	For the Years Ended
	February 28, 2021		February 29, 2020		February 28, 2019
	Common Stock		Common Stock		Common Stock
	Class A	Class B	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$1,777.2	$220.8	$(10.2)	$(1.6)	$3,049.5	$386.4
Conversion of Class B common shares into Class A common shares	220.8	—	—	—	386.4	—
Effect of stock-based awards on allocated net income (loss)	—	(1.5)	—	—	—	(8.3)
Net income (loss) attributable to CBI allocated – diluted	$1,998.0	$219.3	$(10.2)	$(1.6)	$3,435.9	$378.1

Weighted average common shares outstanding – basic	170.239	23.280	168.329	23.313	167.249	23.321
Conversion of Class B common shares into Class A common shares (1)	23.280	—	—	—	23.321	—
Stock-based awards, primarily stock options (1)	1.789	—	—	—	4.962	—
Weighted average common shares outstanding – diluted	195.308	23.280	168.329	23.313	195.532	23.321

Net income (loss) per common share attributable to CBI – basic	$10.44	$9.48	$(0.07)	$(0.07)	$18.24	$16.57
Net income (loss) per common share attributable to CBI – diluted	$10.23	$9.42	$(0.07)	$(0.07)	$17.57	$16.21

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive:

		For the Year Ended
		February 29, 2020
	(in millions)
	Class B Convertible Common Stock	23.313
	Stock-based awards, primarily stock options	3.239

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 107

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
20.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2019
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(194.2)	$—	$(194.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(194.2)	—	(194.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	8.3	5.0	13.3
Reclassification adjustments	(3.6)	0.9	(2.7)
Net gain (loss) recognized in other comprehensive income (loss)	4.7	5.9	10.6
Unrealized gain (loss) on AFS debt securities:
Net AFS debt securities gain (loss)	(0.4)	0.1	(0.3)
Reclassification adjustments	1.9	0.9	2.8
Net gain (loss) recognized in other comprehensive income (loss)	1.5	1.0	2.5
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.4	(0.1)	0.3
Reclassification adjustments	0.3	(0.1)	0.2
Net gain (loss) recognized in other comprehensive income (loss)	0.7	(0.2)	0.5
Share of OCI of equity method investments:
Net gain (loss)	38.7	(9.1)	29.6
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	38.7	(9.1)	29.6
Other comprehensive income (loss) attributable to CBI	$(148.6)	$(2.4)	$(151.0)

For the Year Ended February 29, 2020
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$83.4	$—	$83.4
Reclassification adjustments	(22.6)	—	(22.6)
Net gain (loss) recognized in other comprehensive income (loss)	60.8	—	60.8
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	48.0	6.4	54.4
Reclassification adjustments	(15.3)	(1.7)	(17.0)
Net gain (loss) recognized in other comprehensive income (loss)	32.7	4.7	37.4
Pension/postretirement adjustments:
Net actuarial gain (loss)	(3.1)	0.9	(2.2)
Reclassification adjustments	1.8	(0.1)	1.7
Net gain (loss) recognized in other comprehensive income (loss)	(1.3)	0.8	(0.5)
Share of OCI of equity method investments:
Net gain (loss)	(13.3)	3.2	(10.1)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(13.3)	3.2	(10.1)
Other comprehensive income (loss) attributable to CBI	$78.9	$8.7	$87.6

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 108

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2021
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(51.9)	$—	$(51.9)
Reclassification adjustments	5.1	—	5.1
Net gain (loss) recognized in other comprehensive income (loss)	(46.8)	—	(46.8)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(48.1)	3.2	(44.9)
Reclassification adjustments	28.8	(2.9)	25.9
Net gain (loss) recognized in other comprehensive income (loss)	(19.3)	0.3	(19.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(2.3)	0.7	(1.6)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(2.3)	0.7	(1.6)
Share of OCI of equity method investments:
Net gain (loss)	(1.6)	(0.2)	(1.8)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(1.6)	(0.2)	(1.8)
Other comprehensive income (loss) attributable to CBI	$(70.0)	$0.8	$(69.2)

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 29, 2020	$(345.7)	$62.5	$(2.6)	$19.5	$(266.3)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(51.9)	(44.9)	(1.6)	(1.8)	(100.2)
Amounts reclassified from accumulated other comprehensive income (loss)	5.1	25.9	—	—	31.0
Other comprehensive income (loss)	(46.8)	(19.0)	(1.6)	(1.8)	(69.2)
Balance, February 28, 2021	$(392.5)	$43.5	$(4.2)	$17.7	$(335.5)

21.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Net sales to our five largest customers represented 31.8%, 32.5%, and 32.7% of our net sales for the years ended February 28, 2021, February 29, 2020, and February 28, 2019, respectively. Net sales to our five largest customers are expected to continue to represent a significant portion of our revenues. Net sales to an individual customer which amount to 10% or more of our net sales, and the associated amounts receivable from this customer as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Southern Glazer’s Wine and Spirits
Net sales	10.5%	10.5%	12.9%
Accounts receivable	28.7%	27.2%	30.8%

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 109

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

Subsequent event
Effective April 1, 2021, approximately 70% of our branded wine and spirits portfolio volume in the U.S. is expected to be distributed through an expanded relationship with a single distributor, Southern Glazer’s Wine & Spirits.

22.    BUSINESS SEGMENT INFORMATION

Our internal management financial reporting to consists of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we report our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. The Canopy Equity Method Investment makes up the Canopy segment.

In the Beer segment, our portfolio consists of high-end imported beer, craft beer, and ABA brands. We have an exclusive perpetual brand license to import, market, and sell our Mexican beer portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

In addition, management excludes Comparable Adjustments from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and segment management compensation are evaluated based upon core segment operating income (loss). As such, the performance measures for incentive compensation purposes for segment management do not include the impact of these Comparable Adjustments.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 110

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Cost of product sold
Recovery of (loss on) inventory write-down	$(70.4)	$8.6	$(3.3)
Strategic business development costs	(29.8)	(124.5)	(6.0)
COVID-19 incremental costs	(7.6)	—	—
Flow through of inventory step-up	(0.4)	(1.5)	(4.9)
Accelerated depreciation	(0.1)	(7.6)	(8.9)
Settlements of undesignated commodity derivative contracts	31.6	11.7	(8.6)
Net gain (loss) on undesignated commodity derivative contracts	25.1	(49.0)	1.8
Total cost of product sold	(51.6)	(162.3)	(29.9)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(23.9)	(25.3)	(17.1)
Net gain (loss) on foreign currency derivative contracts	(8.0)	(1.8)	(32.6)
Transaction, integration, and other acquisition-related costs	(7.6)	(9.2)	(10.2)
Impairment of intangible assets	(6.0)	(11.0)	(108.0)
COVID-19 incremental costs	(4.8)	—	—
Deferred compensation	—	—	(16.3)
Other gains (losses) (1)	14.7	7.3	10.1
Total selling, general, and administrative expenses	(35.6)	(40.0)	(174.1)

Impairment of assets held for sale	(24.0)	(449.7)	—
Gain (loss) on sale of business	14.2	74.1	—
Comparable Adjustments, Operating income (loss)	$(97.0)	$(577.9)	$(204.0)

(1)	Primarily includes the following:
		For the Years Ended
		February 28, 2021	February 29, 2020	February 28, 2019
	Decrease (increase) in estimated fair value of a contingent liability associated with prior period acquisitions	$9.7	$(11.4)	$—
	Sale of certain non-core assets	$8.8	$(0.3)	$8.5
	Increase in our ownership interest in Nelson’s Green Brier	$—	$11.8	$—
	Recognition of previously deferred gain upon release of a related guarantee	$—	$6.2	$—

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 111

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Beer
Net sales	$6,074.6	$5,615.9	$5,202.1
Segment operating income (loss)	$2,494.3	$2,247.9	$2,042.9
Capital expenditures	$693.9	$571.7	$720.0
Depreciation and amortization	$194.7	$204.3	$203.5

Wine and Spirits
Net sales:
Wine	$2,208.4	$2,367.5	$2,532.5
Spirits	331.9	360.1	381.4
Net sales	$2,540.3	$2,727.6	$2,913.9
Segment operating income (loss)	$622.4	$708.4	$771.2
Income (loss) from unconsolidated investments	$31.7	$36.4	$33.4
Equity method investments (1)	$125.7	$87.7	$79.7
Capital expenditures	$107.5	$92.7	$129.5
Depreciation and amortization	$89.9	$98.7	$98.4

Corporate Operations and Other
Segment operating income (loss)	$(228.6)	$(223.9)	$(197.9)
Income (loss) from unconsolidated investments	$(0.4)	$(3.2)	$(0.2)
Equity method investments	$83.9	$94.5	$53.8
Capital expenditures	$63.2	$62.1	$36.8
Depreciation and amortization	$14.4	$21.6	$28.3

Canopy
Net sales	$378.6	$290.2	$48.6
Segment operating income (loss)	$(1,496.0)	$(685.8)	$(82.7)
Capital expenditures	$172.6	$572.8	$449.8
Depreciation and amortization	$103.3	$81.4	$21.9

Consolidation and Eliminations
Net sales	$(378.6)	$(290.2)	$(48.6)
Operating income (loss)	$1,496.0	$685.8	$82.7
Income (loss) from unconsolidated investments	$(146.2)	$(221.7)	$(16.5)
Equity method investments	$2,578.8	$2,911.7	$3,332.1
Capital expenditures	$(172.6)	$(572.8)	$(449.8)
Depreciation and amortization	$(103.3)	$(81.4)	$(21.9)

Comparable Adjustments
Operating income (loss)	$(97.0)	$(577.9)	$(204.0)
Income (loss) from unconsolidated investments	$265.2	$(2,480.1)	$2,084.9
Depreciation and amortization	$0.1	$7.6	$8.9

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 112

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Consolidated
Net sales	$8,614.9	$8,343.5	$8,116.0
Operating income (loss)	$2,791.1	$2,154.5	$2,412.2
Income (loss) from unconsolidated investments (2)	$150.3	$(2,668.6)	$2,101.6
Equity method investments (1)	$2,788.4	$3,093.9	$3,465.6
Capital expenditures	$864.6	$726.5	$886.3
Depreciation and amortization	$299.1	$332.2	$339.1

(1)	Equity method investments balance at February 29, 2020, excludes amounts reclassified to assets held for sale.
(2)	Income (loss) from unconsolidated investments consists of:
		For the Years Ended
		February 28, 2021	February 29, 2020	February 28, 2019
	(in millions)
	Unrealized net gain (loss) on securities measured at fair value	$802.0	$(2,126.4)	$1,971.2
	Equity in earnings (losses) from Canopy and related activities (i)	(679.0)	(575.9)	(2.6)
	Equity in earnings (losses) from other equity method investees	27.3	33.3	33.2
	Net gain (loss) on sale of unconsolidated investment	—	0.4	99.8
		$150.3	$(2,668.6)	$2,101.6

	(i)	The year ended February 29, 2020, includes the June 2019 Modification Loss.

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in New Zealand and Italy for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer.

Geographic data is as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
(in millions)
Net sales
U.S.	$8,396.5	$8,116.2	$7,894.8
Non-U.S. (primarily Canada)	218.4	227.3	221.2
	$8,614.9	$8,343.5	$8,116.0

	February 28, 2021	February 29, 2020
(in millions)
Long-lived tangible assets (1)
U.S.	$1,005.3	$897.7
Non-U.S. (primarily Mexico)	4,816.3	4,435.3
	$5,821.6	$5,333.0
(1)Long-lived tangible assets balance at February 29, 2020, excludes amounts reclassified to assets held for sale.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 113

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
23.    SUBSEQUENT EVENT
Mexicali Brewery
In April 2021, our Board of Directors authorized management to sell or abandon the Mexicali Brewery. Subsequently, management determined that we will be unable to use or repurpose certain assets at the Mexicali Brewery. Accordingly, in the first quarter of fiscal 2022, we expect to recognize a long-lived asset impairment of approximately $650 million to $680 million which will be included within our consolidated results of operations. The fair value will be determined based on the expected salvage value of the abandoned assets as of April 2021. We are continuing to work with government officials in Mexico to (i) determine next steps for our suspended Mexicali Brewery construction project and (ii) pursue various forms of recovery for capitalized costs and additional expenses incurred in establishing the brewery, however, there can be no assurance of any recoveries. In the medium-term, under normal operating conditions, we have ample capacity at the Nava and Obregon breweries to meet consumer needs based on current growth forecasts and current and planned production capabilities. To align with our anticipated future growth expectations we are also working with the Mexican government to explore options to add further capacity at another location in Southeastern Mexico where there is ample water and a skilled workforce to meet our long-term needs.

24.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	For the Three Months Ended
	February 28, 2021	February 29, 2020
(in millions, except per share data)
Net sales	$1,953.0	$1,902.9
Gross profit	$993.7	$949.8
Net income (loss) attributable to CBI (1)	$382.9	$398.4
Net income (loss) per common share attributable to CBI (1):
Basic – Class A Common Stock	$2.00	$2.10
Basic – Class B Convertible Common Stock	$1.81	$1.91
Diluted – Class A Common Stock	$1.95	$2.04
Diluted – Class B Convertible Common Stock	$1.80	$1.89

(1)	Includes the following:
		For the Three Months Ended
		February 28, 2021	February 29, 2020
	(in millions, net of income tax effect)
	Unrealized net gain (loss) on securities measured at fair value	$206.3	$56.9
	Net gain (loss) on undesignated commodity derivative contracts	$19.2	$(19.2)
	Gain (loss) on sale of business	$15.6	$5.2
	Equity in earnings (losses) from Canopy	$(189.5)	$(15.6)
	(Loss on) recovery of write-down of certain inventory as a result of smoke damage sustained during wildfires	$(34.4)	$—
	Net income tax (provision) benefit recognized for adjustments to valuation allowances	$(4.8)	$(25.0)
	Impairment of asset held for sale	$—	$(33.2)

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 114

PART II	OTHER KEY INFORMATION	Table of Contents
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

Internal control over financial reporting
See page 59 of this Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

See page 60 of this Form 10-K for the attestation report of KPMG LLP, our independent registered public accounting firm, which is incorporated herein by reference.

Although most of our corporate and non-production workforce are working remotely due to COVID-19, we have not experienced a material impact to our internal control over financial reporting. We continue to monitor the pandemic and its effects on the design and operating effectiveness of our internal controls.

We are in the process of implementing a new global ERP system across our business units using a phased approach. On March 1, 2021, business units in the U.S., New Zealand, and Italy implemented the new ERP. This will result in changes in our internal controls for the fiscal quarter ended May 31, 2021. We do not expect these changes to have a material impact on our internal controls over financial reporting.

In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)), no other changes were identified in our internal control over financial reporting during our fiscal quarter ended February 28, 2021 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 115

PART III	OTHER KEY INFORMATION	Table of Contents

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 20, 2021, under those sections of the Proxy Statement to be titled “Director Nominees” and “The Board of Directors and Committees of the Board.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 20, 2021, under those sections of the Proxy Statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation.” That Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 20, 2021, under that section of the Proxy Statement to be titled “Beneficial Ownership.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Securities authorized for issuance under equity compensation plans
The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 28, 2021. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 116

PART III	OTHER KEY INFORMATION	Table of Contents

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	5,100,654	(1)	$131.89	(2)	11,586,519	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	5,100,654		$131.89		11,586,519
(1)Includes 389,489 shares of unvested performance share units and 311,358 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, which ranges from 100% to 200% of the target shares granted. We currently estimate that 184,542 of the target shares granted will be awarded between 100% and 150% of target; 21,585 of the target shares granted will be awarded between 25% and 50%, and 20,336 of the target shares granted will not be awarded based upon our expectations as of February 28, 2021, regarding the achievement of specified performance targets.
(2)Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.
(3)Includes 1,285,888 shares of Class A Common Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 31,200 shares are subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 20, 2021, under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board,” and “Certain Relationships and Related Transactions.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of our Company which is expected to be held on July 20, 2021, under that section of the Proxy Statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm.” That Proxy Statement will be filed within 120 days after the end of our fiscal year.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 117

PART IV	OTHER KEY INFORMATION	Table of Contents
Item 15. Exhibits, Financial Statement Schedules

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – February 28, 2021, and February 29, 2020

Consolidated Statements of Comprehensive Income (Loss) for the years ended February 28, 2021, February 29, 2020, and February 28, 2019

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2021, February 29, 2020, and February 28, 2019

Consolidated Statements of Cash Flows for the years ended February 28, 2021, February 29, 2020, and February 28, 2019

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Form 10-K.

Item 16. Form 10-K Summary

None.

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 118

PART IV	OTHER KEY INFORMATION	Table of Contents

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

2.7
Nobilo Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Nobilo Transaction (including the Form of Nobilo Asset Purchase Agreement) (no longer outstanding) (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated December 11, 2019, filed December 17, 2019 and incorporated herein by reference). †

2.8
Amendment dated May 22, 2020 and effective May 22, 2020, to Nobilo Binding Letter Agreement dated December 11, 2019 and effective December 11, 2019 between Constellation Brands, Inc. and E. & J. Gallo Winery regarding the Nobilo Transaction (no longer outstanding) (filed as Exhibit 2.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2020 and incorporated herein by reference).

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 119

PART IV	OTHER KEY INFORMATION	Table of Contents

4.5
Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). #

4.6
Supplemental Indenture No. 6 dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 and incorporated herein by reference). #

4.7
Supplemental Indenture No. 7, with respect to 3.875% Senior Notes due 2019, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (no longer outstanding)(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference). #

4.8
Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on form 8-K dated November 3, 2014, filed November 7, 2014 and incorporated herein by reference). #

4.9
Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current report on Form 8-K, dated December 4, 2015, filed December 8, 2015 and incorporated herein by reference). #

4.10
Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and incorporated by reference). #

4.11
Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee, (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 6, 2016, filed December 6, 2016 and incorporated herein by reference). #

4.12
Supplemental Indenture No. 12 with respect to 2.700% Senior Notes due 2022, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2017, filed May 9, 2017 and incorporated herein by reference).

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 120

PART IV	OTHER KEY INFORMATION	Table of Contents

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

4.31	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1
Constellation Brands, Inc. Long-Term Stock Incentive Plan, amended and restated as of July 18, 2017 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 121

PART IV	OTHER KEY INFORMATION	Table of Contents

10.2
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 5, 2010 and before April 3, 2012) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 5, 2010, filed April 9, 2010 and incorporated herein by reference). *#

10.3
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 28, 2014) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 3, 2012, filed April 5, 2012 and incorporated herein by reference). *#

10.4
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 25, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2014, filed May 1, 2014 and incorporated herein by reference). *#

10.5
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *#

10.6
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017 and before April 23, 2018) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.7
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2018 and before April 23, 2019) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.8
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plant (grants on or after April 23, 2019 and before April 21, 2020) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2019, filed April 26, 2019 and incorporated herein by reference). *

10.9
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plant (grants on and after April 21, 2020) (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2020 and incorporated herein by reference). *

10.10
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2016 and before April 21, 2017) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *#

10.11
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017 and before April 23, 2018) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

10.12
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018 and before April 23, 2019) ( filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.13
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2019 and before April 21, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2019, filed April 26, 2019 and incorporated herein by reference).*

10.14
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on and after April 21, 2020) (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2020 and incorporated herein by reference). *

10.15
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *#

10.16
Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (providing for ratable vesting over three years) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *#

10.17
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017 and before April 23, 2018) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2017, filed April 25, 2017 and incorporated herein by reference). *

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 122

PART IV	OTHER KEY INFORMATION	Table of Contents

10.18
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018 and before April 23, 2019) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2018, filed April 26, 2018 and incorporated herein by reference). *

10.19
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan awards on or after April 23, 2019 and before April 21,2020) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2019, filed April 26, 2019 and incorporated herein by reference). *

10.20
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on and after April 21, 2020) (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2020 and incorporated herein by reference).*†

10.21
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to specified performance criteria) (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *#

10.22
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to contingent grants) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2018, filed October 22, 2018 and incorporated herein by reference). *

10.23
Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Incentive Plan (relating to margin and market performance)(filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended August 31, 2019 and incorporated herein by reference). *

10.24
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 17, 2008 and before July 22, 2010) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 and incorporated herein by reference). *#

10.25
Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, filed April 22, 2010 and incorporated herein by reference). *#

10.26
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 22, 2010 and before July 27, 2012) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 and incorporated herein by reference). *#

10.27
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012 and before July 23, 2014) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

10.28
Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014 and before July 20, 2016) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference). *#

10.29
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016 and before July 18, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2016, filed July 22, 2016 and incorporated herein by reference). *

10.30
Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 18, 2017 and before July 16, 2019) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2017, filed July 20, 2017 and incorporated herein by reference). *

10.31
Form of Stock Option Agreement for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on and after July 16, 2019)(filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2019 and incorporated herein by reference). *

10.32
Form of Restricted Stock Unit Award for Directors with respect to awards of restricted stock units pursuant to the Company’s Long-Term Stock Incentive Plan (awards on and after July 16, 2019) (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2019 and incorporated herein by reference). *

10.33
Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2018, filed March 29, 2018 and incorporated herein by reference). *

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 123

PART IV	OTHER KEY INFORMATION	Table of Contents

10.34
Constellation Brands, Inc. Annual Management Incentive Plan, amended and restated as of July 27, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed July 31, 2012 and incorporated herein by reference). *#

10.35
Constellation Brands, Inc. Non-Qualified Savings Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 2, 2018, filed October 4, 2018 and incorporated herein by reference). *

10.36
Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and incorporated herein by reference). *#

10.37
First Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated herein by reference). *#

10.38
Second Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and incorporated herein by reference). *#

10.39
Third Amendment to the Company’s Supplemental Executive Retirement Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.40
2005 Supplemental Executive Retirement Plan of the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 7, 2005, filed April 13, 2005 and incorporated herein by reference). *#

10.41
First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007 and incorporated herein by reference). *#

10.42
Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference). *#

10.43
Third Amendment to the Company’s 2005 Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 2, 2018, filed October 4, 2018 and incorporated herein by reference). *

10.44
Form of Executive Employment Agreement between Constellation Brands, Inc. and its Chairman of the Board and its Vice Chairman of the Board (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2008, filed May 21, 2008 and incorporated herein by reference). *#

10.45
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain Other Executive Officers (including F. Paul Hetterich) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2008, filed May 21, 2008 and incorporated herein by reference). *#

10.46
Executive Employment Agreement made as of June 17, 2013, between Constellation Brands, Inc. and Thomas M. Kane (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2013 and incorporated herein by reference). *#

10.47
Executive Employment Agreement made as of January 26, 2015, between Constellation Brands, Inc. and William A. Newlands (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference). *#

10.48
Executive Employment Agreement made as of June 3, 2019, between Constellation Brands, Inc. and Robert L. Hanson (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019 and incorporated herein by reference). *

10.49
Form of Executive Employment Agreement between Constellation Brands, Inc. and certain of its Other Executive Officers (including James O. Bourdeau, Garth Hankinson, Michael McGrew, Mallika Monteiro, and James A. Sabia, Jr.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2017 and incorporated herein by reference). *

10.50
Description of Compensation Arrangements, as of January 6, 2021, for Non-Management Directors (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2020 and incorporated herein by reference). *

10.51
Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 7, 2013, filed June 11, 2013 and incorporated herein by reference). +#

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 124

PART IV	OTHER KEY INFORMATION	Table of Contents

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1
Constellation Brands, Inc. 1989 Employee Stock Purchase Plan (amended and restated as of July 24, 2013) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 24, 2013, filed July 26, 2013 and incorporated herein by reference). *#

99.2
First Amendment, dated and effective April 25, 2016, to the Company’s 1989 Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 25, 2016, filed April 28, 2016 and incorporated herein by reference). *#

99.3
Final Judgment filed with the United States District Court for the District of Columbia on October 24, 2013, together with Exhibits B and C (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 and incorporated herein by reference). #

99.4
Consent Agreement, dated April 18, 2019, by and between CBG Holdings LLC and Canopy Growth Corporation (incorporated herein by reference to Exhibit 99.4 of Canopy Growth Corporation’s Form 6-K filed April 30, 2019).

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

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 125

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
By:	/s/ William A. Newlands
April 20, 2021
William A. Newlands President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Newlands	/s/ Garth Hankinson
April 20, 2021	April 20, 2021
William A. Newlands, Director, President and Chief Executive Officer (principal executive officer)	Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Robert Sands	/s/ Richard Sands
April 20, 2021	April 20, 2021
Robert Sands, Director and Executive Chairman of the Board	Richard Sands, Director and Executive Vice Chairman of the Board

/s/ Christy Clark	/s/ Jennifer M. Daniels
April 20, 2021	April 20, 2021
Christy Clark, Director	Jennifer M. Daniels, Director

/s/ Nicholas I. Fink	/s/ Jerry Fowden
April 20, 2021	April 20, 2021
Nicholas Fink, Director	Jerry Fowden, Director

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 126

/s/ Ernesto M. Hernández	/s/ Susan Somersille Johnson
April 20, 2021	April 20, 2021
Ernesto M. Hernández, Director	Susan Somersille Johnson, Director

/s/ James A. Locke III	/s/ Jose Manuel Madero Garza
April 20, 2021	April 20, 2021
James A. Locke III, Director	Jose Manuel Madero Garza, Director

/s/ Daniel J. McCarthy	/s/ Judy A. Schmeling
April 20, 2021	April 20, 2021
Daniel J. McCarthy, Director	Judy A. Schmeling, Director

Constellation Brands, Inc. FY 2021 Form 10-K	#WORTHREACHINGFOR I 127