Form 10-Q
period 2021-05-31
CONSTELLATION BRANDS, INC.
filed 2021-06-30
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
Yes  ☐  No  ☒
There were 168,251,351 shares of Class A Common Stock, 23,221,678 shares of Class B Common Stock, and 613,306 shares of Class 1 Common Stock outstanding as of June 25, 2021.

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

Defined Terms

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We use terms in this Quarterly Report on Form 10-Q and in our Notes to the Consolidated Financial Statements that are specific to us or are abbreviations that may not be commonly known or used.

Term	Meaning

$	U.S. dollars
2018 Authorization	authority to repurchase up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock, authorized in January 2018 by our Board of Directors
2019 Five-Year Term Facility	a $491.3 million, five-year term loan facility under the March 2020 Term Credit Agreement, originally entered into in June 2019
2020 Credit Agreement	ninth amended and restated credit agreement, dated as of March 26, 2020, provides for an aggregate revolving credit facility of $2.0 billion
2020 U.S. wildfires	significant wildfires that broke out in California, Oregon, and Washington states which affected the 2020 U.S. grape harvest
2021 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, unless otherwise specified
2021 Authorization	authority to repurchase up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock, authorized in January 2021 by our Board of Directors
ABA	alternative beverage alcohol
Acreage	Acreage Holdings, Inc.
Acreage Financial Instrument	a call option for Canopy Growth Corporation to acquire 70% of the shares of Acreage Holdings, Inc., at a fixed exchange ratio and 30% at a floating exchange ratio.
Acreage Transaction	Canopy Growth Corporation’s intention to acquire Acreage Holdings, Inc. upon U.S. federal cannabis legalization, subject to certain conditions
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and term credit agreement
AOCI	accumulated other comprehensive income (loss)
ASR	Accelerated share repurchase agreement with a third-party financial institution
Ballast Point Divestiture	sale of Ballast Point craft beer business, including a number of its associated production facilities and brewpubs
Booker Vineyard	My Favorite Neighbor, LLC, also known as Booker Vineyard, a super-luxury, direct-to-consumer focused wine business, we made an investment in My Favorite Neighbor, LLC
C$	Canadian dollars
Canopy	Canopy Growth Corporation
Canopy Debt Securities	convertible debt securities issued by Canopy Growth Corporation
Canopy Equity Method Investment	November 2017 Canopy Investment, November 2018 Canopy Investment, and May 2020 Canopy Investment, collectively
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
CODM	chief operating decision maker
Comparable Adjustments	certain items affecting comparability that have been excluded by management
Concentrate Business Divestiture	sale of certain brands used in our concentrates and high-color concentrate business, and certain related intellectual property, inventory, interests in certain contracts, and other assets
Copper & Kings	Copper & Kings American Brandy Company, acquired by us
CSR	corporate social responsibility
Empathy Wines	Empathy Wines business, including a digitally-native wine brand, acquired by us

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

ERP	enterprise resource planning system
Financial Statements	our consolidated financial statements and notes thereto included herein
First Quarter 2021	the Company’s three months ended May 31, 2020
First Quarter 2022	the Company’s three months ended May 31, 2021
Fiscal 2021	the Company’s fiscal year ended February 28, 2021
Fiscal 2022	the Company’s fiscal year ending February 28, 2022
Lender	Bank of America, N.A., as lender for the term credit agreement
LIBOR	London Interbank Offered Rate
March 2020 Term Credit Agreement	amended and restated term loan credit agreement, dated as of March 26, 2020, that provides for aggregate facilities of $491.3 million, consisting of the 2019 Five-Year Term Facility
May 2020 Canopy Investment	May 2020 exercise of the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2. of this quarterly report on Form 10-Q
Mexicali Brewery	brewery originally planned to be located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion activities at the Obregon Brewery and Nava Brewery
NA	not applicable
Nava Brewery	brewery located in Nava, Coahuila, Mexico
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Nobilo Wine Divestiture	sale of New Zealand-based Nobilo Wine brand and certain related assets
Note(s)	Notes to the Consolidated Financial Statements
November 2017 Canopy Investment	our initial investment for 18.9 million in common shares of Canopy Growth Corporation
November 2017 Canopy Warrants	warrants which gave us the option to purchase 18.9 million common shares of Canopy Growth Corporation, exercised May 1, 2020
November 2018 Canopy Investment	our incremental investment for 104.5 million in common shares of Canopy Growth Corporation
November 2018 Canopy Transaction	November 2018 Canopy Investment and the purchase by us of the November 2018 Canopy Warrants, collectively
November 2018 Canopy Warrants	Tranche A Warrants, Tranche B Warrants, and Tranche C Warrants, collectively
NPD	new product development
Obregon Brewery	brewery located in Obregon, Sonora, Mexico
OCI	other comprehensive income (loss)
Paul Masson Divestiture	sale of Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts
SEC	Securities and Exchange Commission
SKU	stock-keeping unit is a scannable bar code most often seen printed on product labels in a retail store
Tranche A Warrants	warrants which give us the option to purchase 88.5 million common shares of Canopy Growth Corporation expiring November 1, 2023
Tranche B Warrants	warrants which give us the option to purchase 38.4 million common shares of Canopy Growth Corporation expiring November 1, 2026
Tranche C Warrants	warrants which give us the option to purchase 12.8 million common shares of Canopy Growth Corporation expiring November 1, 2026
TSX	Toronto Stock Exchange
U.S.	United States of America
U.S. GAAP	generally accepted accounting principles in the United States of America

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

VWAP Exercise Price	volume-weighted average of the closing market price of Canopy’s common shares on the Toronto Stock Exchange for the five trading days immediately preceding the exercise date
Wine and Spirits Divestiture
sale of a portion of our wine and spirits business, including lower-margin, lower growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities

Wine and Spirits Divestitures	Wine and Spirits Divestiture and the Nobilo Wine Divestiture, collectively

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31, 2021	February 28, 2021
ASSETS
Current assets:
Cash and cash equivalents	$503.8	$460.6
Accounts receivable	922.8	785.3
Inventories	1,377.6	1,291.1
Prepaid expenses and other	508.9	507.5
Total current assets	3,313.1	3,044.5
Property, plant, and equipment	5,392.2	5,821.6
Goodwill	7,808.9	7,793.5
Intangible assets	2,731.8	2,732.1
Equity method investments	2,656.7	2,788.4
Securities measured at fair value	1,075.7	1,818.1
Deferred income taxes	2,591.0	2,492.5
Other assets	623.0	614.1
Total assets	$26,192.4	$27,104.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$529.4	$29.2
Accounts payable	821.1	460.0
Other accrued expenses and liabilities	712.3	779.9
Total current liabilities	2,062.8	1,269.1
Long-term debt, less current maturities	9,914.8	10,413.1
Deferred income taxes and other liabilities	1,617.2	1,493.5
Total liabilities	13,594.8	13,175.7
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 187,247,721 shares and 187,204,280 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $0.01 par value – Authorized, 30,000,000 shares; Issued, 28,227,478 shares and 28,270,288 shares, respectively	0.3	0.3
Additional paid-in capital	1,619.2	1,604.2
Retained earnings	14,063.6	15,117.8
Accumulated other comprehensive income (loss)	(236.6)	(335.5)
	15,448.4	16,388.7
Less: Treasury stock –
Class A Common Stock, at cost, 18,577,123 shares and 17,070,550 shares, respectively	(3,184.6)	(2,787.6)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(3,186.8)	(2,789.8)
Total CBI stockholders’ equity	12,261.6	13,598.9
Noncontrolling interests	336.0	330.2
Total stockholders’ equity	12,597.6	13,929.1
Total liabilities and stockholders’ equity	$26,192.4	$27,104.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2021	2020
Sales	$2,188.3	$2,131.7
Excise taxes	(161.8)	(168.3)
Net sales	2,026.5	1,963.4
Cost of product sold	(907.2)	(975.1)
Gross profit	1,119.3	988.3
Selling, general, and administrative expenses	(378.3)	(353.3)
Impairment of brewery construction in progress	(665.9)	—
Impairment of assets held for sale	—	(25.0)
Operating income (loss)	75.1	610.0
Income (loss) from unconsolidated investments	(899.2)	(571.2)
Interest expense	(86.7)	(100.0)
Loss on extinguishment of debt	—	(7.0)
Income (loss) before income taxes	(910.8)	(68.2)
(Provision for) benefit from income taxes	13.5	(104.4)
Net income (loss)	(897.3)	(172.6)
Net income (loss) attributable to noncontrolling interests	(10.8)	(5.3)
Net income (loss) attributable to CBI	$(908.1)	$(177.9)

Comprehensive income (loss)	$(792.8)	$(964.9)
Comprehensive (income) loss attributable to noncontrolling interests	(16.4)	30.9
Comprehensive income (loss) attributable to CBI	$(809.2)	$(934.0)

Net income (loss) per common share attributable to CBI:
Basic and Diluted – Class A Common Stock	$(4.74)	$(0.94)
Basic and Diluted – Class B Convertible Common Stock	$(4.31)	$(0.86)

Weighted average common shares outstanding:
Basic and Diluted – Class A Common Stock	170.602	169.604
Basic and Diluted – Class B Convertible Common Stock	23.247	23.293

Cash dividends declared per common share:
Class A Common Stock	$0.76	$0.75
Class B Convertible Common Stock	$0.69	$0.68

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2021	$1.9	$0.3	$1,604.2	$15,117.8	$(335.5)	$(2,789.8)	$330.2	$13,929.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(908.1)	—	—	10.8	(897.3)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	98.9	—	5.6	104.5
Comprehensive income (loss)								(792.8)
Repurchase of shares	—	—	—	—	—	(400.8)	—	(400.8)
Dividends declared	—	—	—	(146.1)	—	—	—	(146.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.6)	(10.6)
Shares issued under equity compensation plans	—	—	(0.9)	—	—	3.8	—	2.9
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Balance at May 31, 2021	$1.9	$0.3	$1,619.2	$14,063.6	$(236.6)	$(3,186.8)	$336.0	$12,597.6

Balance at February 29, 2020	$1.9	$0.3	$1,514.6	$13,695.3	$(266.3)	$(2,814.0)	$342.5	$12,474.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(177.9)	—	—	5.3	(172.6)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(756.1)	—	(36.2)	(792.3)
Comprehensive income (loss)								(964.9)
Dividends declared	—	—	—	(143.3)	—	—	—	(143.3)
Shares issued under equity compensation plans	—	—	(6.0)	—	—	2.8	—	(3.2)
Stock-based compensation	—	—	14.7	—	—	—	—	14.7
Balance at May 31, 2020	$1.9	$0.3	$1,523.3	$13,374.1	$(1,022.4)	$(2,811.2)	$311.6	$11,377.6

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(897.3)	$(172.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	745.1	197.3
Deferred tax provision (benefit)	(98.7)	98.9
Depreciation	76.0	71.0
Stock-based compensation	16.0	14.6
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	154.1	373.9
Noncash lease expense	19.7	20.9
Impairment of brewery construction in progress	665.9	—
Impairment of assets held for sale	—	25.0
Loss on inventory and related contracts associated with business optimization	—	24.3
Loss on settlement of treasury lock contracts	—	(29.3)
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(136.7)	167.0
Inventories	(82.3)	48.6
Prepaid expenses and other current assets	(11.7)	40.5
Accounts payable	224.1	(28.4)
Deferred revenue	130.5	34.4
Other accrued expenses and liabilities	(61.7)	(155.5)
Other	(27.0)	(44.1)
Total adjustments	1,613.3	859.1
Net cash provided by (used in) operating activities	716.0	686.5

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(113.9)	(144.2)
Investments in equity method investees and securities	(8.5)	(213.4)
Proceeds from sale of assets	0.8	17.7
Proceeds from sale of business	5.0	41.1
Other investing activities	—	(0.3)
Net cash provided by (used in) investing activities	(116.6)	(299.1)

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	6.3	1,194.6
Principal payments of long-term debt	(7.4)	(959.5)
Net proceeds from (repayments of) short-term borrowings	—	(238.9)
Dividends paid	(146.7)	(143.9)
Purchase of treasury stock	(400.8)	—
Proceeds from shares issued under equity compensation plans	12.5	4.4
Payments of minimum tax withholdings on stock-based payment awards	(9.8)	(7.6)
Payments of debt issuance, debt extinguishment, and other financing costs	—	(18.1)
Distributions to noncontrolling interests	(10.6)	—
Net cash provided by (used in) financing activities	(556.5)	(169.0)

Effect of exchange rate changes on cash and cash equivalents	0.3	3.0

Net increase (decrease) in cash and cash equivalents	43.2	221.4
Cash and cash equivalents, beginning of period	460.6	81.4
Cash and cash equivalents, end of period	$503.8	$302.8

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$179.6	$64.5

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
MAY 31, 2021
(unaudited)

1.    BASIS OF PRESENTATION

We have prepared the Financial Statements, without audit, pursuant to the rules and regulations of the SEC applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2021 Annual Report. Results of operations for interim periods are not necessarily indicative of annual results.

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	May 31, 2021	February 28, 2021
(in millions)
Raw materials and supplies	$169.8	$151.1
In-process inventories	706.1	735.9
Finished case goods	501.7	404.1
	$1,377.6	$1,291.1

3.    ACQUISITIONS AND DIVESTITURES

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

Divestitures
Paul Masson Divestiture
On January 12, 2021, we sold the Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts. The cash proceeds were used for general corporate purposes. Prior to the Paul Masson Divestiture, we recorded the results of operations of our Paul Masson Grande Amber Brandy business in

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
the Wine and Spirits segment. The following table summarizes the net gain recognized in connection with this divestiture:

(in millions)
Cash received from buyer	$272.4
Net assets sold	(206.4)
Contract termination	(4.0)
Direct costs to sell	(3.2)
Gain on sale of business	$58.8

Wine and Spirits Divestitures
On January 5, 2021, we sold a portion of our wine and spirits business, including lower-margin, lower growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities. We have the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing. Also on January 5, 2021, in a separate, but related transaction with the same buyer, we sold the New Zealand-based Nobilo Wine brand and certain related assets. The cash proceeds were utilized to reduce outstanding debt and for other general corporate purposes.

Prior to the Wine and Spirits Divestitures, we recorded the results of operations for this portion of our business in the Wine and Spirits segment. The following table summarizes the net loss recognized in connection with these divestitures:

(in millions)
Cash received from buyer	$667.4
Net assets sold	(669.1)
Transition services agreements	(13.0)
Direct costs to sell	(8.3)
AOCI reclassification adjustments, primarily foreign currency translation	(5.1)
Other	(5.2)
Loss on sale of business	$(33.3)

Concentrate Business Divestiture
On December 29, 2020, we sold certain brands used in our concentrates and high-color concentrate business, and certain related intellectual property, inventory, interests in certain contracts, and other assets. Prior to the Concentrate Business Divestiture, we recorded the results of operations of our concentrates and high-color concentrate business in the Wine and Spirits segment.

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

4.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2021 Annual Report and have not changed significantly for the three months ended May 31, 2021.

We have an investment in certain equity securities and other rights which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 8). This investment is

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
included in securities measured at fair value and are accounted for at fair value, with the net gain (loss) from the changes in fair value of this investment recognized in income (loss) from unconsolidated investments (see Note 5).

The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2021	February 28, 2021
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,434.5	$1,558.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$457.3	$704.7
Commodity derivative contracts	$212.2	$221.6

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2021, the estimated fair value of derivative instruments in a net liability position due to counterparties was $0.1 million. If we were required to settle the net liability position under these derivative instruments on May 31, 2021, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	May 31, 2021	February 28, 2021		May 31, 2021	February 28, 2021
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$47.9	$32.0	Other accrued expenses and liabilities	$3.2	$3.5
Other assets	$44.9	$41.3	Deferred income taxes and other liabilities	$2.7	$2.7

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.8	$3.3	Other accrued expenses and liabilities	$1.9	$3.5
Commodity derivative contracts:
Prepaid expenses and other	$24.7	$13.4	Other accrued expenses and liabilities	$1.2	$3.9
Other assets	$14.9	$7.8	Deferred income taxes and other liabilities	$0.4	$1.4

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Three Months Ended May 31, 2021
Foreign currency contracts	$19.3	Sales	$(0.2)
		Cost of product sold	9.0
Treasury lock contracts	—	Interest expense	(0.6)
	$19.3		$8.2

For the Three Months Ended May 31, 2020
Foreign currency contracts	$(193.4)	Sales	$0.4
		Cost of product sold	(8.5)
Interest rate swap contracts	(0.3)	Interest expense	(0.4)
Treasury lock contracts	(16.1)	Interest expense	—
	$(209.8)		$(8.5)

We expect $37.6 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Three Months Ended May 31, 2021
Commodity derivative contracts	Cost of product sold	$24.1
Foreign currency contracts	Selling, general, and administrative expenses	(2.2)
		$21.9

For the Three Months Ended May 31, 2020
Commodity derivative contracts	Cost of product sold	$(26.8)
Foreign currency contracts	Selling, general, and administrative expenses	(25.9)
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

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

Canopy investment
Equity securities, Warrants – The November 2018 Canopy Warrants consist of three tranches of warrants, including 88.5 million Tranche A Warrants expiring November 1, 2023, which are currently exercisable, 38.4 million Tranche B Warrants expiring November 1, 2026, and 12.8 million Tranche C Warrants expiring November 1, 2026. The inputs used to estimate the fair value of the November 2018 Canopy Warrants are as follows(1) (2):

	May 31, 2021				February 28, 2021
	Tranche A Warrants (3)		Tranche B Warrants (4)		Tranche A Warrants (3)		Tranche B Warrants (4)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68
Valuation date stock price (6)	C$	30.25	C$	30.25	C$	41.90	C$	41.90
Remaining contractual term (7)	2.4 years		5.4 years		2.7 years		5.7 years
Expected volatility (8)	70.0%		70.0%		70.0%		70.0%
Risk-free interest rate (9)	0.4%		1.0%		0.5%		1.1%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%
(1)The exercise price for the Tranche C Warrants is based on the VWAP Exercise Price and are not included in the table as there is no fair value assigned.
(2)In connection with the Acreage Transaction, we obtained other rights which include a share repurchase credit. If Canopy has not purchased the lesser of 27,378,866 Canopy common shares, or C$1,583.0 million worth of Canopy common shares for cancellation between April 18, 2019, and two-years after the full exercise of the Tranche A Warrants, we will be credited an amount that will reduce the aggregate exercise price otherwise payable upon each exercise of the Tranche B Warrants and Tranche C Warrants. The credit will be an amount equal to the difference between C$1,583.0 million and the actual price paid by Canopy in purchasing its common shares for cancellation. The likelihood of receiving the share repurchase credit if we were to fully exercise the Tranche A Warrants is remote, therefore, no fair value has been assigned.
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
(10)Based on historical dividend levels.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	May 31, 2021		February 28, 2021
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	30.25	C$	41.90
Remaining term (3)	2.1 years		2.4 years
Expected volatility (4)	70.0%		57.6%
Risk-free interest rate (5)	0.3%		0.4%
Expected dividend yield (6)	0.0%		0.0%
(1)Based on the rate which the Canopy Debt Securities may be converted into equity shares, or the equivalent amount of cash, at the option of the issuer.
(2)Based on the closing market price for Canopy common stock on the TSX as of the applicable date.
(3)Based on the contractual maturity date of the notes.
(4)Based on consideration of historical and/or implied volatility levels of the underlying equity security, and for February 28, 2021, the volatility was reduced for certain risks associated with debt securities.
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

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings, approximate fair value as of May 31, 2021, and February 28, 2021, due to the relatively short maturity of these instruments. As of May 31, 2021, the carrying amount of long-term debt, including the current portion, was $10,444.2 million, compared with an estimated fair value of $11,476.0 million. As of February 28, 2021, the carrying amount of long-term debt, including the current portion, was $10,442.3 million, compared with an estimated fair value of $11,580.9 million.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2021
Assets:
Foreign currency contracts	$—	$94.6	$—	$94.6
Commodity derivative contracts	$—	$39.6	$—	$39.6
Equity securities (1)	$—	$903.5	$—	$903.5
Canopy Debt Securities (1)	$—	$170.1	$—	$170.1
Liabilities:
Foreign currency contracts	$—	$7.8	$—	$7.8
Commodity derivative contracts	$—	$1.6	$—	$1.6

February 28, 2021
Assets:
Foreign currency contracts	$—	$76.6	$—	$76.6
Commodity derivative contracts	$—	$21.2	$—	$21.2
Equity securities (1)	$—	$1,639.7	$—	$1,639.7
Canopy Debt Securities (1)	$—	$176.3	$—	$176.3
Liabilities:
Foreign currency contracts	$—	$9.7	$—	$9.7
Commodity derivative contracts	$—	$5.3	$—	$5.3

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		For the Three Months Ended May 31,
		2021	2020
	(in millions)
	November 2017 Canopy Warrants (i)	$—	$(61.8)
	November 2018 Canopy Warrants	(736.2)	(123.0)
	Canopy Debt Securities	(8.9)	(12.5)
		$(745.1)	$(197.3)

	(i)
In May 2020, we exercised warrants obtained in November 2017 which gave us the option to purchase 18.9 million common shares of Canopy at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Three Months Ended May 31, 2021
Long-lived assets	$—	$—	$20.0	$665.9

For the Three Months Ended May 31, 2020
Long-lived assets held for sale	$—	$—	$784.0	$25.0

Long-lived assets
In April 2021, our Board of Directors authorized management to sell or abandon the Mexicali Brewery. Subsequently, management determined that we will be unable to use or repurpose certain assets at the Mexicali Brewery. Accordingly, long-lived assets with a carrying value of $685.9 million were written down to their estimated fair value of $20.0 million, resulting in an impairment of $665.9 million for the three months ended May 31, 2021. This impairment was included in impairment of brewery construction in progress within our consolidated results of operations for the three months ended May 31, 2021. Our estimate of fair value was determined based on the expected salvage value of the assets as of May 31, 2021. The Mexicali Brewery is a component of the Beer segment. We are continuing to work with government officials in Mexico to (i) determine next steps for our suspended Mexicali Brewery construction project and (ii) pursue various forms of recovery for capitalized costs and additional expenses incurred in establishing the brewery, however, there can be no assurance of any recoveries. In the medium-term, under normal operating conditions, we have ample capacity at the Nava and Obregon breweries to meet consumer needs based on current growth forecasts and current and planned production capabilities. To align with our anticipated future growth expectations we are also working with the Mexican government to explore options to add further capacity at other locations in Mexico where there is ample water and a skilled workforce to meet our long-term needs.

Long-lived assets held for sale
For the three months ended May 31, 2020, in connection with the Wine and Spirits Divestitures and the Concentrate Business Divestiture, long-lived assets held for sale with a carrying value of $809.0 million were written down to their estimated fair value of $784.0 million, less costs to sell, resulting in a loss of $25.0 million. This loss was included in impairment of assets held for sale within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our estimated fair value was determined based on the expected proceeds primarily from the Wine and Spirits Divestitures and the Concentrate Business Divestiture as of May 31, 2020, excluding the contingent consideration, which we will recognize when it is determined to be realizable.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
6.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 29, 2020	$5,163.4	$2,593.7	$7,757.1
Purchase accounting allocations (1)	—	14.3	14.3
Foreign currency translation adjustments	(38.7)	15.9	(22.8)
Reclassified from assets held for sale (2)	0.9	44.0	44.9
Balance, February 28, 2021	5,125.6	2,667.9	7,793.5
Foreign currency translation adjustments	14.8	0.6	15.4
Balance, May 31, 2021	$5,140.4	$2,668.5	$7,808.9
(1)Purchase accounting allocations associated with the acquisition of Empathy Wines.
(2)Primarily in connection with the Wine and Spirits Divestitures, goodwill associated with the businesses being sold was reclassified from assets held for sale based on the changes to relative fair values of the portion of the business being sold and the remaining wine and spirits and beer portfolios. The relative fair values were determined using the income approach based on assumptions, including projected revenue growth rates, terminal growth rate, and discount rate and other projected financial information.

7.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	May 31, 2021		February 28, 2021
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$87.2	$25.8	$87.2	$26.3
Other	21.1	0.2	21.1	0.2
Total	$108.3	26.0	$108.3	26.5

Nonamortizable intangible assets
Trademarks		2,705.8		2,705.6
Total intangible assets		$2,731.8		$2,732.1

We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2021, and May 31, 2020. Net carrying amount represents the gross carrying value net of accumulated amortization.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
8.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	May 31, 2021		February 28, 2021
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1) (2)	$2,436.8	37.2%	$2,578.8	38.1%
Other equity method investments	219.9	20%-50%	209.6	20%-50%
	$2,656.7		$2,788.4
(1)The fair value based on the closing price of the underlying equity security as of May 31, 2021, and February 28, 2021, was $3,566.9 million and $4,679.3 million, respectively.
(2)Includes the following:

	Common Shares	Purchase Price
(in millions)
November 2017 Canopy Investment	18.9	$130.1
November 2018 Canopy Investment	104.5	2,740.3
May 2020 Canopy Investment	18.9	173.9
	142.3	$3,044.3

Canopy Equity Method Investment
We complement our beverage alcohol strategy with our investment in Canopy, an Ontario, Canada-based public company and leading provider of medicinal and recreational cannabis products. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities (see table below) include, among other items, restructuring and other strategic business development costs, the amortization of the fair value adjustments associated with the definite-lived intangible assets over their estimated useful lives, and unrealized gains (losses) associated with changes in our Canopy ownership percentage resulting from periodic equity issuances made by Canopy. Amounts included in our consolidated results of operations for each period are as follows:

	For the Three Months Ended May 31,
	2021	2020
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(155.8)	$(377.6)

Canopy has various equity and convertible debt securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Financial Instrument. As of May 31, 2021, the exercise and/or conversion of certain of these outstanding securities could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy.

The following table presents summarized financial information for Canopy prepared in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods January through March 2021 and January

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
through March 2020 in our three months ended May 31, 2021, and May 31, 2020, results, respectively. The amounts shown represent 100% of Canopy’s results of operations for the respective periods.

	For the Three Months Ended May 31,
	2021	2020
(in millions)
Net sales	$117.3	$80.3
Gross profit (loss)	$7.7	$(57.3)
Net income (loss)	$(487.1)	$(973.6)
Net income (loss) attributable to Canopy	$(552.9)	$(953.4)

Other equity method investment
Booker Vineyard
In April 2020, we invested in My Favorite Neighbor, LLC, also known as Booker Vineyard, a super-luxury, direct-to-consumer focused wine business which we account for under the equity method. We recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment.

9.    BORROWINGS

Borrowings consist of the following:

	May 31, 2021			February 28, 2021
	Current	Long-term	Total	Total
(in millions)
Long-term debt
Term loan credit facilities	$24.6	$423.7	$448.3	$454.4
Senior notes	499.0	9,476.3	9,975.3	9,972.4
Other	5.8	14.8	20.6	15.5
	$529.4	$9,914.8	$10,444.2	$10,442.3

Bank facilities
The Company, CB International, the Administrative Agent, and certain other lenders are parties to a credit agreement, as amended and restated, the 2020 Credit Agreement. Also, the Company and the Administrative Agent and Lender are parties to a term credit agreement, as amended and restated, the March 2020 Term Credit Agreement. As of May 31, 2021, aggregate credit facilities under the 2020 Credit Agreement and the March 2020 Term Credit Agreement consist of the following:

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
(3)We are the borrower under the 2019 Five-Year Term Facility.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
As of May 31, 2021, information with respect to borrowings under the 2020 Credit Agreement and the March 2020 Term Credit Agreement is as follows:

	Outstanding borrowing	Interest rate	LIBOR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
2020 Credit Agreement
Revolving credit facility	$—	—%	—%	$12.2	$1,987.8

March 2020 Term Credit Agreement
2019 Five-Year Term Facility (2)	$448.3	1.0%	0.88%
(1)Net of outstanding revolving credit facility borrowings, outstanding letters of credit under the 2020 Credit Agreement, and outstanding borrowings under our commercial paper program (excluding unamortized discount) (see “Commercial paper program” below).
(2)Outstanding term loan facilities borrowings are net of unamortized debt issuance costs.

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

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2020 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility under our 2020 Credit Agreement. As of May 31, 2021, we had no outstanding borrowings under our commercial paper program.

Subsequent events
In June 2021, the Company and the Administrative Agent and Lender amended the March 2020 Term Credit Agreement. The principal change effected by the amendment was a reduction in LIBOR margin from 0.88% to 0.63% from June 1, 2021 through December 31, 2021. Also in June 2021, we prepaid $142.1 million in 2019 Five-Year Term Facility outstanding borrowings under the March 2020 Term Credit Agreement.

10.    INCOME TAXES

Our effective tax rate for the three months ended May 31, 2021, was 1.5% of tax benefit as compared with 153.1% of tax expense for the three months ended May 31, 2020.

For the three months ended May 31, 2021, our effective tax rate was lower than the federal statutory rate of 21% primarily due to:

•valuation allowances on the net unrealized loss from changes in fair value of our investment in Canopy and Canopy equity in earnings (losses); and
•the impact of the long-lived asset impairment of brewery construction in progress; partially offset by
•the benefit of lower effective tax rates applicable to our foreign businesses.

For the three months ended May 31, 2020, our effective tax rate was higher than the federal statutory rate of 21% primarily due to:

•valuation allowances on the net unrealized loss from changes in fair value of our investment in Canopy and Canopy equity in earnings (losses); and
•valuation allowances on existing capital loss carryforwards; partially offset by
•the benefit of lower effective tax rates applicable to our foreign businesses.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

11.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2021	187,204,280	28,270,288	612,936	17,070,550	5,005,800
Share repurchases	—	—	—	1,696,722	—
Conversion of shares	43,441	(42,810)	(631)	—	—
Exercise of stock options	—	—	781	(116,058)	—
Vesting of restricted stock units (1)	—	—	—	(66,157)	—
Vesting of performance share units (1)	—	—	—	(7,934)	—
Balance at May 31, 2021	187,247,721	28,227,478	613,086	18,577,123	5,005,800

Balance at February 29, 2020	186,090,745	28,300,206	1,692,227	18,256,826	5,005,800
Conversion of shares	2,532	(2,532)	—	—	—
Exercise of stock options	—	—	2,576	(44,593)	—
Vesting of restricted stock units (1)	—	—	—	(76,019)	—
Vesting of performance share units (1)	—	—	—	(17,335)	—
Balance at May 31, 2020	186,093,277	28,297,674	1,694,803	18,118,879	5,005,800
(1)    Net of the following shares withheld to satisfy tax withholding requirements:

For the Three Months Ended May 31,
2021
Restricted Stock Units	36,048
Performance Share Units	4,565

2020
Restricted Stock Units	37,506
Performance Share Units	9,433

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock. In January 2021, our Board of Directors authorized an additional repurchase of up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock. The Board of Directors did not specify a date upon which these authorizations would expire. Shares repurchased under these authorizations will become treasury shares.

For the three months ended May 31, 2021, we repurchased 1,696,722 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $400.8 million through open market transactions. Subsequent to May 31, 2021, we repurchased 527,118 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $122.0 million through open market transactions. Beginning May 25, 2021, all repurchases were made pursuant to a Rule 10b5-1 trading plan.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
As of June 30, 2021, total shares repurchased under the 2018 Authorization and the 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$1,568.7	7,121,445
2021 Authorization	$2,000.0	$—	—

On June 30, 2021, we entered into an ASR to repurchase $500.0 million of our Class A Common Stock. The dollar value of the shares repurchased in the ASR transaction will be paid primarily with cash on hand and will be completed under the 2018 Authorization.

12.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the three months ended May 31, 2021, and May 31, 2020, net income (loss) per common share – diluted for Class A Common Stock and Class B Convertible Common Stock have been computed using the two-class method. The computation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended
	May 31, 2021		May 31, 2020
	Common Stock		Common Stock
	Class A (1)	Class B	Class A (1)	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic and diluted	$(807.8)	$(100.3)	$(158.0)	$(19.9)

Weighted average common shares outstanding – basic and diluted	170.602	23.247	169.604	23.293

Net income (loss) per common share attributable to CBI – basic and diluted	$(4.74)	$(4.31)	$(0.94)	$(0.86)

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive:

		For the Three Months Ended
		May 31, 2021	May 31, 2020
	(in millions)
	Class B Convertible Common Stock	23.247	23.293
	Stock-based awards, primarily stock options	2.034	1.908

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
13.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, net unrealized gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2021
Net income (loss) attributable to CBI			$(908.1)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$103.0	$—	103.0
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	103.0	—	103.0
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	27.5	(9.8)	17.7
Reclassification adjustments	(7.8)	0.2	(7.6)
Net gain (loss) recognized in other comprehensive income (loss)	19.7	(9.6)	10.1
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.2)	—	(0.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	—	(0.2)
Share of OCI of equity method investments
Net gain (loss)	(18.1)	4.1	(14.0)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(18.1)	4.1	(14.0)
Other comprehensive income (loss) attributable to CBI	$104.4	$(5.5)	98.9
Comprehensive income (loss) attributable to CBI			$(809.2)

For the Three Months Ended May 31, 2020
Net income (loss) attributable to CBI			$(177.9)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(619.9)	$—	(619.9)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(619.9)	—	(619.9)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(200.5)	5.3	(195.2)
Reclassification adjustments	7.7	(0.5)	7.2
Net gain (loss) recognized in other comprehensive income (loss)	(192.8)	4.8	(188.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.5	(0.2)	0.3
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.5	(0.2)	0.3

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments
Net gain (loss)	52.5	(1.0)	51.5
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	52.5	(1.0)	51.5
Other comprehensive income (loss) attributable to CBI	$(759.7)	$3.6	(756.1)
Comprehensive income (loss) attributable to CBI			$(934.0)

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2021	$(392.5)	$43.5	$(4.2)	$17.7	$(335.5)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	103.0	17.7	(0.2)	(14.0)	106.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7.6)	—	—	(7.6)
Other comprehensive income (loss)	103.0	10.1	(0.2)	(14.0)	98.9
Balance, May 31, 2021	$(289.5)	$53.6	$(4.4)	$3.7	$(236.6)

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

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2021	2020
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$24.1	$(26.8)
Settlements of undesignated commodity derivative contracts	(3.4)	10.4
Strategic business development costs	(2.6)	(24.3)
COVID-19 incremental costs	—	(4.6)
Total cost of product sold	18.1	(45.3)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(0.9)	(3.1)
Net gain (loss) on foreign currency derivative contracts	—	(8.0)
COVID-19 incremental costs	—	(6.5)
Transaction, integration, and other acquisition-related costs	—	(0.8)
Other gains (losses) (1)	1.0	7.4
Total selling, general, and administrative expenses	0.1	(11.0)

Impairment of brewery construction in progress	(665.9)	—
Impairment of assets held for sale	—	(25.0)
Comparable Adjustments, Operating income (loss)	$(647.7)	$(81.3)
(1)The three months ended May 31, 2020, primarily includes a gain of $8.8 million in connection with a vineyard sale.

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2021 Annual Report. Amounts included below for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included in the information below and subsequently eliminated in order to reconcile to our consolidated financial statements. Segment information is as follows:

	For the Three Months Ended May 31,
	2021	2020
(in millions)
Beer
Net sales	$1,572.0	$1,384.1
Segment operating income (loss)	$673.1	$577.8
Capital expenditures	$85.8	$108.3
Depreciation and amortization	$54.0	$44.3

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Three Months Ended May 31,
	2021	2020
(in millions)
Wine and Spirits
Net sales:
Wine	$397.7	$499.6
Spirits	56.8	79.7
Net sales	$454.5	$579.3
Segment operating income (loss)	$104.2	$164.0
Income (loss) from unconsolidated investments	$1.3	$3.5
Equity method investments (1)	$128.0	$121.9
Capital expenditures	$25.7	$9.5
Depreciation and amortization	$19.9	$22.5

Corporate Operations and Other
Segment operating income (loss)	$(54.5)	$(50.5)
Income (loss) from unconsolidated investments	$(0.6)	$0.2
Equity method investments	$91.9	$96.3
Capital expenditures	$2.4	$26.4
Depreciation and amortization	$3.3	$5.6

Canopy
Net sales	$117.3	$80.3
Segment operating income (loss)	$(184.2)	$(733.2)
Capital expenditures	$21.0	$70.0
Depreciation and amortization	$22.9	$30.1

Consolidation and Eliminations
Net sales	$(117.3)	$(80.3)
Operating income (loss)	$184.2	$733.2
Income (loss) from unconsolidated investments	$(44.3)	$(31.7)
Equity method investments	$2,436.8	$2,667.5
Capital expenditures	$(21.0)	$(70.0)
Depreciation and amortization	$(22.9)	$(30.1)

Comparable Adjustments
Operating income (loss)	$(647.7)	$(81.3)
Income (loss) from unconsolidated investments	$(855.6)	$(543.2)

Consolidated
Net sales	$2,026.5	$1,963.4
Operating income (loss)	$75.1	$610.0
Income (loss) from unconsolidated investments (2)	$(899.2)	$(571.2)
Equity method investments (1)	$2,656.7	$2,885.7
Capital expenditures	$113.9	$144.2
Depreciation and amortization	$77.2	$72.4

(1)	Equity method investments balance at May 31, 2020, exclude amounts reclassified to assets held for sale.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(2)	Income (loss) from unconsolidated investments consists of:
		For the Three Months Ended May 31,
		2021	2020
	(in millions)
	Unrealized net gain (loss) on securities measured at fair value	$(745.1)	$(197.3)
	Equity in earnings (losses) from Canopy and related activities	(155.8)	(377.6)
	Equity in earnings (losses) from other equity method investees	1.7	3.7
		$(899.2)	$(571.2)

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 24

MD&A	Table of Contents
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows, and results of operations. It should be read in conjunction with our Financial Statements and with our consolidated financial statements and notes included in our 2021 Annual Report. This MD&A is organized as follows:

Overview.    This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

Strategy.    This section provides a description of our strategy and a discussion of significant investments, acquisitions, and divestitures.

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for First Quarter 2022 and First Quarter 2021. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

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

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 25

MD&A	Table of Contents
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

Business strategy
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

To capitalize on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to a combination of organic growth and acquisitions, with a focus on the higher-margin, higher-growth categories of the beverage alcohol industry. Key elements of our strategy include:

•leverage our leading position in total beverage alcohol and our scale with wholesalers and retailers to expand distribution of our product portfolio;
•strengthen relationships with wholesalers and retailers by providing consumer and beverage alcohol insights;
•invest in brand building and innovation activities;
•position ourselves for success with consumer-led products that identify, meet, and stay ahead of evolving consumer trends and market dynamics;
•realize operating efficiencies by expanding and enhancing production capabilities and maximizing asset utilization; and
•develop employees to enhance performance in the marketplace.

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

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 26

MD&A	Table of Contents
premiumization. Additionally, in connection with the recent divestitures, we expect to optimize the value of our wine and spirits portfolio by driving increased focus on our higher-end brands to accelerate growth and improve overall operating margins. In markets where it is feasible, we entered into a contractual arrangement to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This U.S. distributor currently represents about 70% of our branded wine and spirits volume in the U.S. Throughout the terms of this arrangement, we generally expect shipments on an annual basis, in these markets, to essentially equal the distributor’s shipments to retailers.

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

CSR strategy
Our CSR strategy is designed to align with our business goals and stakeholder interests, reflect our company values, and more directly address pressing societal needs. Specifically, we dedicate our resources towards four focus areas:

Model water stewardship for our industry – We have made water conservation and stewardship the focus of our sustainability initiatives. We are committed to increasing site water efficiency, maintaining source availability and quality, using our relationships to advance conservation efforts, and reporting transparently.

Being a champion for the professional development and advancement of women – We are committed to providing resources to support the advancement of women within our company, our communities, and our industry.

Serving as a catalyst for economic development and prosperity for disadvantaged communities – We are committed to addressing the needs of disadvantaged communities, with a focus on Latinx/Hispanic and Black/African American communities.

Be a culture carrier of responsible consumption – We are committed to empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies. We are evolving our approach to responsible consumption by embracing a contemporary mindset that aligns with consumer betterment trends.

During First Quarter 2022 we took the following steps to advance our CSR strategy:

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents
•made a $1.75 million multi-year commitment to the National Restaurant Association Education Foundation to support “Restaurants Advance program” in support of rebuilding the industry workforce;
•contributed $500,000 to UnidosUS to strengthen Hispanic families’ financial security through financial literacy and home ownership programs;
•Corona collaborated with Oceanic Global, a non-profit leader in ocean conservation, to clean up and remove plastic from beaches and waterways; and
•As part of our intent to invest $100 million by fiscal 2031 in support of African American/Black and minority-owned businesses we:
◦made a $10 million commitment to Clear Vision Fund to support African American and Latinx-owned businesses, businesses that operate in or serve underserved markets, and businesses that foster inclusive growth; and
◦completed investments in minority-owned La Fête du Rosé and Sapere Aude.

COVID-19

COVID-19 containment measures affected us predominantly in the first half of Fiscal 2021 primarily in the reduction of (i) depletion volume on our products in the on-premise business due to bar and restaurant closures and (ii) shipment volume related to the reduced production activity at our major breweries in Mexico which we were able to rectify in the second half of Fiscal 2021. The on-premise business has historically been about 10% to 15% of our depletion volume for beer, wine, and spirits. In Fiscal 2022, we expect our on-premise depletion volumes to return to more normal levels as the Federal Drug Administration approved COVID-19 vaccines are administered across the U.S. and states fully reopen their economies, including bars and restaurants. Currently, our breweries, wineries, and bottling facilities are open and operational.

In response to COVID-19, we have ensured our ongoing liquidity and financial flexibility through cash preservation initiatives, capital expense reductions, and cost control measures. We have used opportunities to defer some payments including certain payroll taxes under the CARES Act afforded to us during the pandemic. We are not able to estimate the long-term impact of COVID-19 on our business, financial condition, results of operations, and/or cash flow. We believe we have sufficient liquidity available from operating cash flow, cash on hand, and availability under our $2.0 billion revolving credit facility. We expect to have continued access to capital markets and to be able to continue to return value to shareholders through dividends and periodic share repurchases.

Investments, acquisitions, and divestitures

Beer segment
Ballast Point Divestiture
In March 2020, we sold the Ballast Point craft beer business, including a number of its associated production facilities and brewpubs. This divestiture is consistent with our strategic focus on our high-performing import portfolio.

Wine and Spirits segment
Paul Masson Divestiture
In January 2021, we sold the Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts. We recognized a net gain of $58.8 million on the sale of business primarily in the fourth quarter of fiscal 2021. This divestiture is consistent with our increased focus on consumer-led premiumization trends.

Wine and Spirits Divestitures
In January 2021, we sold a portion of our wine and spirits business, including lower-margin, lower-growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities. We have the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing. Also in January 2021, we sold the New Zealand-based Nobilo Wine brand and certain related assets. We recognized a net loss of $33.3 million on the Wine and

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents
Spirits Divestitures primarily in the fourth quarter of fiscal 2021. These divestitures are consistent with our increased focus on consumer-led premiumization trends.

Concentrate Business Divestiture
In December 2020, we sold certain brands used in our concentrates and high-color concentrate business, and certain related intellectual property, inventory, interests in certain contracts, and other assets. This divestiture is consistent with our focus on consumer-led premiumization trends.

The following presents selected financial information included in our historical consolidated financial statements that are no longer part of our consolidated results of operations following the Paul Masson Divestiture, the Wine and Spirits Divestitures, and the Concentrate Business Divestiture:

First Quarter 2021
(in millions)
Net sales	$186.8
Gross profit	$77.9
Marketing (1)	$1.3
(1)Included in selling, general, and administrative expenses within our consolidated results of operations.

Copper & Kings acquisition
In September 2020, we acquired the remaining ownership interest in Copper & Kings which primarily included the acquisition of inventory, and property, plant, and equipment. This acquisition included a collection of traditional and craft batch-distilled American brandies and other select spirits. The results of operations of Copper & Kings are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition. The Copper & Kings acquisition supported our strategic focus on building an industry-leading portfolio of higher-end spirits brands.

Empathy Wines acquisition
In June 2020, we acquired Empathy Wines, which primarily included the acquisition of goodwill, trademarks, and inventory. This acquisition, which included a digitally-native wine brand, strengthened our position in the direct-to-consumer and eCommerce markets. The results of operations of Empathy Wines are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition. The Empathy Wines acquisition supported our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Booker Vineyard investment
In April 2020, we invested in Booker Vineyard, a super-luxury, direct-to-consumer focused wine business that is accounted for under the equity method. We recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment. The Booker Vineyard investment supported our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Canopy segment
Canopy investment
In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million. This investment expanded our strategic relationship with Canopy.

For additional information on these investments, acquisitions, and divestitures, refer to Notes 3, 5, and 8.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of recent divestitures, as appropriate.

For First Quarter 2022 compared with First Quarter 2021:

•Our results of operations were negatively impacted by (i) an impairment of long-lived assets for First Quarter 2022 in connection with certain assets at the Mexicali Brewery, (ii) an increase in unrealized net loss from the changes in fair value of our investment in Canopy, and (iii) a decrease in Wine and Spirits’ net sales due largely to the recent divestitures, partially offset by a decrease in equity in losses from Canopy’s results of operations, as well as improvements within the Beer segment.

•Net sales increased 3% due to an increase in Beer net sales driven primarily by volume growth, partially offset by the decrease in Wine and Spirits’ net sales due largely to the recent divestitures.

•Operating income decreased 88% largely due to the impairment of long-lived assets in connection with certain assets at the Mexicali Brewery, partially offset by an increase in Beer net sales in First Quarter 2022 driven by volume growth.

•Net loss attributable to CBI and diluted net loss per common share attributable to CBI increased largely due to the items discussed above, partially offset by a First Quarter 2022 benefit from income taxes as compared with the provision for income taxes for First Quarter 2021.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	First Quarter 2022	First Quarter 2021
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$24.1	$(26.8)
Settlements of undesignated commodity derivative contracts	(3.4)	10.4
Strategic business development costs	(2.6)	(24.3)
COVID-19 incremental costs	—	(4.6)
Total cost of product sold	18.1	(45.3)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(0.9)	(3.1)
Net gain (loss) on foreign currency derivative contracts	—	(8.0)
COVID-19 incremental costs	—	(6.5)
Transaction, integration, and other acquisition-related costs	—	(0.8)
Other gains (losses)	1.0	7.4
Total selling, general, and administrative expenses	0.1	(11.0)

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents

	First Quarter 2022	First Quarter 2021
(in millions)
Impairment of brewery construction in progress	(665.9)	—
Impairment of assets held for sale	—	(25.0)
Comparable Adjustments, Operating income (loss)	$(647.7)	$(81.3)

Income (loss) from unconsolidated investments	$(855.6)	$(543.2)

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

Selling, general, and administrative expenses
Restructuring and other strategic business development costs
We recognized costs primarily in connection with costs to optimize our portfolio, gain efficiencies, and reduce our cost structure within the Wine and Spirits segment (First Quarter 2021).

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

Other gains (losses)
We recognized other gains (losses) primarily in connection with (i) a net gain recognized from the Wine and Spirits Divestitures, partially offset by related transition service agreements activity (First Quarter 2022) and (ii) a gain recognized on the sale of a vineyard (First Quarter 2021).

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
Impairment of brewery construction in progress
We recognized an impairment of long-lived assets in connection with certain assets at the Mexicali Brewery. For additional information, refer to Note 5.

Impairment of assets held for sale
We recognized impairments of long-lived assets held for sale in connection with the Wine and Spirits Divestitures and the Concentrate Business Divestiture. For additional information, refer to Note 5.

Income (loss) from unconsolidated investments
We recognized an unrealized gain (loss) primarily from (i) the changes in fair value of our securities measured at fair value and (ii) equity in earnings (losses) from Canopy’s results of operations, including equity losses from Canopy largely related to costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand. For additional information, refer to Notes 5 and 8.

Business segments
First Quarter 2022 compared to First Quarter 2021

Net sales

	First Quarter 2022	First Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$1,572.0	$1,384.1	$187.9	14%
Wine and Spirits:
Wine	397.7	499.6	(101.9)	(20%)
Spirits	56.8	79.7	(22.9)	(29%)
Total Wine and Spirits	454.5	579.3	(124.8)	(22%)
Canopy	117.3	80.3	37.0	46%
Consolidation and Eliminations	(117.3)	(80.3)	(37.0)	(46%)
Consolidated net sales	$2,026.5	$1,963.4	$63.1	3%

Beer segment	First Quarter 2022	First Quarter 2021	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,572.0	$1,384.1	$187.9	14%

Shipment volume	84.8	76.2		11.3%

Depletion volume (1)				10.7%
(1)Depletions represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is largely due to (i) $153.6 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand and a return to on-premise, including bars and restaurants, and (ii) $31.0 million favorable impact from pricing in select markets within our Mexican beer portfolio. The increase in beer net sales was moderated by supply shortages from severe winter storms in early Fiscal 2022.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents

Wine and Spirits segment	First Quarter 2022	First Quarter 2021	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$454.5	$579.3	$(124.8)	(22%)

Shipment volume
Total	6.7	10.8		(38.0%)
Organic (2)	6.7	6.3		6.3%

U.S. Domestic	6.0	9.9		(39.4%)
Organic U.S. Domestic (2)	6.0	5.4		11.1%

Depletion volume (1) (2)				(7.5%)
(2)Includes an adjustment to remove volume associated with the Wine and Spirits Divestitures and Paul Masson Divestiture for the period March 1, 2020, through May 31, 2020.

The decrease in Wine and Spirits net sales is due to $186.8 million from the recent divestitures, partially offset by a $62.0 million increase in organic net sales. The increase in organic net sales is driven by (i) $26.5 million increase in branded wine and spirits volume attributable to our continued focus on growing our brands and NPD as well as an overlap of lower volumes in First Quarter 2021 mainly from on-premise and retail tasting room closures as a result of COVID-19 containment measures, (ii) $14.6 million increase primarily from bulk wine net sales in connection with the 2020 U.S. wildfires, (iii) $13.0 million increase from favorable product mix shift, and (iv) $3.8 million of favorable pricing. The increase in organic net sales was impacted by (i) global supply chain logistics, (ii) route to market changes, and (iii) shipment delays as a result of implementing the new ERP. For First Quarter 2022, the organic U.S. shipment volume growth trend was ahead of the U.S. depletion volume growth trend largely due to timing related to transition activities with distributors that occurred at the end of Fiscal 2021. We expect U.S. shipment volume growth to be generally aligned with depletion volume growth for Fiscal 2022.

Canopy segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag. Accordingly, we recognize our share of Canopy’s earnings (losses) from January through March 2021, in our First Quarter 2022 results and January through March 2020, in our First Quarter 2021 results. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included and subsequently eliminated in order to reconcile to our consolidated financial statements. See “Income (loss) from unconsolidated investments” below for a discussion of Canopy’s net sales, gross profit (loss), selling, general, and administrative expenses, and operating income (loss). This discussion is based on information Canopy has publicly disclosed.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
Gross profit

	First Quarter 2022	First Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$893.7	$769.7	$124.0	16%
Wine and Spirits	207.5	263.9	(56.4)	(21%)
Canopy	7.7	(57.3)	65.0	113%
Consolidation and Eliminations	(7.7)	57.3	(65.0)	(113%)
Comparable Adjustments	18.1	(45.3)	63.4	NM
Consolidated gross profit	$1,119.3	$988.3	$131.0	13%

The increase in Beer is primarily due to $86.0 million of volume growth and $31.0 million of favorable impact from pricing, and $0.9 million of lower cost of product sold. The lower cost of product sold is largely due to $8.2 million of foreign currency transactional benefits, partially offset by increased logistics and operational costs of $5.7 million and $1.6 million, respectively. The increase in logistics costs primarily consists of $12.5 million increased obsolescence resulting from conservative expiration dates on new SKUs, partially offset by $7.7 million of favorable impact from transitioning certain co-packing capabilities to the Nava Brewery. The increase in operational costs primarily consisted of $14.1 million of brewery costs primarily driven by maintenance and compensation and benefits, partially offset by $12.0 million of favorable fixed cost absorption related to an overlap of reduced production in First Quarter 2021 as a result of COVID-19 containment measures.

The decrease in Wine and Spirits gross profit is due to a decrease of $77.9 million from the recent divestitures, partially offset by a $21.5 million increase in organic gross profit. The increase in organic gross profit is attributable to (i) $13.7 million of growth in branded wine and spirits volume, driven by growth of our brands and NPD as well as the return of our on-premise business, including bars, restaurants, and tasting rooms following COVID-19 containment measures, (ii) $3.8 million of favorable pricing, and (iii) $3.5 million primarily related to favorable direct-to-consumer mix. The increase in organic gross profit was partially offset by unfavorable fixed cost absorption including $2.9 million from decreased production levels at certain facilities as a result of the 2020 U.S. wildfires.

Gross profit as a percent of net sales increased to 55.2% for First Quarter 2022 compared with 50.3% for First Quarter 2021. This was largely due to (i) a favorable change of 310 basis points in Comparable Adjustments, (ii) approximately 85 basis points of favorable impact from the recent lower-margin wine and spirits divestitures, (iii) approximately 75 basis points of favorable impact from Beer pricing in select markets, and (iv) approximately 40 basis points of rate growth from volume increases within the Beer segment, partially offset by unfavorable product mix shift for the Wine and Spirits segment contributing approximately 30 basis points of rate decline.

Selling, general, and administrative expenses

	First Quarter 2022	First Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$220.6	$191.9	$28.7	15%
Wine and Spirits	103.3	99.9	3.4	3%
Corporate Operations and Other	54.5	50.5	4.0	8%
Canopy	191.9	675.9	(484.0)	(72%)
Consolidation and Eliminations	(191.9)	(675.9)	484.0	72%
Comparable Adjustments	(0.1)	11.0	(11.1)	NM
Consolidated selling, general, and administrative expenses	$378.3	$353.3	$25.0	7%

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents

The increase in Beer is primarily due to an increase of $26.8 million in marketing spend that was driven by timing. Many of our planned investments to support the growth of our Mexican beer portfolio through media and event sponsorships were suspended or canceled in First Quarter 2021, resulting from COVID-19 containment measures which shifted our normal spend to the second half of fiscal 2021.

The increase in Wine and Spirits is primarily due to an increase of $3.0 million in general and administrative expenses driven by outside services and higher compensation and benefits.

The increase in Corporate Operations and Other is largely due to approximately a $6 million increase in consulting services, primarily related to the implementation of a new ERP, and $3 million increase in compensation and benefits, partially offset by a $5 million favorable foreign currency impact as compared to First Quarter 2021.

Selling, general, and administrative expenses as a percent of net sales increased to 18.7% for First Quarter 2022 as compared with 18.0% for First Quarter 2021. The increase is driven largely by approximately 120 basis points of rate growth in connection with the recent wine and spirits divestitures and an increase in Corporate Operations and Other general and administrative expenses, which resulted in approximately 15 basis points of rate growth. The increase was partially offset by the favorable change in Comparable Adjustments, contributing approximately 35 basis points of rate decline and the increase in Wine and Spirits organic net sales exceeding the increase in selling, general, and administrative expenses, adding 20 basis points of rate decline.

Operating income (loss)

	First Quarter 2022	First Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$673.1	$577.8	$95.3	16%
Wine and Spirits	104.2	164.0	(59.8)	(36%)
Corporate Operations and Other	(54.5)	(50.5)	(4.0)	(8%)
Canopy	(184.2)	(733.2)	549.0	75%
Consolidation and Eliminations	184.2	733.2	(549.0)	(75%)
Comparable Adjustments	(647.7)	(81.3)	(566.4)	NM
Consolidated operating income (loss)	$75.1	$610.0	$(534.9)	(88%)

The increase in Beer is largely attributable to the strong volume growth within our Mexican beer portfolio and favorable pricing impact, partially offset by higher marketing spend.

The decrease in Wine and Spirits is largely attributable to the recent divestitures partially offset by the increase in organic net sales, led by branded wine and spirits volume growth.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to the increase in consulting services and compensation and benefit costs, partially offset by favorable foreign currency impact as compared to First Quarter 2021.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
Income (loss) from unconsolidated investments
General

	First Quarter 2022	First Quarter 2021	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value	$(745.1)	$(197.3)	$(547.8)	NM
Equity in earnings (losses) from Canopy and related activities	(155.8)	(377.6)	221.8	59%
Equity in earnings (losses) from other equity method investees	1.7	3.7	(2.0)	(54%)
	$(899.2)	$(571.2)	$(328.0)	(57%)

Canopy segment
Canopy net sales increased to $117.3 million for First Quarter 2022 from $80.3 million for First Quarter 2021. This increase of $37.0 million, or 46% is primarily attributable to increases in other product sales and Canadian recreational sales. The increase in other sales largely resulted from improvements to U.S. distribution for sales of (i) sports nutrition beverages, mixes, protein, gum, and mints sold by BioSteel and (ii) vaporizers sold by Storz & Bickel GmbH & Co. KG. The Canadian recreational sales for First Quarter 2022 benefited from (i) growth in flower sales, (ii) an increase in availability of vape, beverage, and edible products, and (iii) the opening of retail stores across Canada. Canopy gross profit (loss) increased to $7.7 million for First Quarter 2022 from $(57.3) million for First Quarter 2021. This increase of $65.0 million is primarily driven by decreased restructuring charges and increased net sales, partially offset by an unfavorable product mix in the Canadian recreational market. Canopy selling, general, and administrative expenses decreased $484.0 million primarily from a reduction in restructuring charges and stock-based compensation expense. The combination of these factors were the main contributors to the decrease in operating loss of $549.0 million.

Interest expense
Interest expense decreased to $86.7 million for First Quarter 2022 from $100.0 million for First Quarter 2021. This decrease of $13.3 million or 13% is predominantly due to lower average borrowings of approximately $1.9 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

Loss on extinguishment of debt
Loss on extinguishment of debt for First Quarter 2021 primarily consists of a make-whole payment in connection with the early redemption of our 2.25% November 2017 senior notes.

(Provision for) benefit from income taxes
Our effective tax rate for First Quarter 2022 was 1.5% of tax benefit as compared with 153.1% of tax expense for First Quarter 2021. In comparison to prior year, our taxes were positively impacted primarily by:

•higher net income tax benefits recorded on the net unrealized loss from changes in fair value of our investment in Canopy and Canopy equity in earnings (losses);
•income tax expense recognized for the First Quarter 2021 in connection with (i) valuation allowances on existing capital loss carryforwards and (ii) legislative and governmental initiatives under the CARES Act; partially offset by
•the effective tax rates applicable to our foreign businesses, including the impact of the long-lived asset impairment of brewery construction in progress.

For additional information, refer to Note 10.

We expect our reported effective tax rate for Fiscal 2022 to be in the range of 36% to 38%. This range includes the impacts of the long-lived asset impairment of brewery construction in progress and the unrealized net

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
losses from our Canopy investment for First Quarter 2022. For additional information, refer to Note 5. Since estimates are not currently available, this range does not reflect any future changes in the fair value of our Canopy investment measured at fair value and any future equity in earnings (losses) and related activities from the Canopy Equity Method Investment.

Net income (loss) attributable to CBI
Net loss attributable to CBI increased to $(908.1) million for First Quarter 2022 from $(177.9) million for First Quarter 2021. This increase in net loss of $730.2 million is largely attributable to (i) the impairment of long-lived assets in connection with certain assets at the Mexicali Brewery, (ii) the increase in unrealized net loss from the changes in fair value of our investment in Canopy in First Quarter 2022 as compared with First Quarter 2021, and (iii) the decrease in Wine and Spirits’ net sales largely due to the recent divestitures, partially offset by (i) the decrease in equity in losses from Canopy’s results of operations, (ii) the First Quarter 2022 benefit from income taxes as compared with a provision for income taxes for First Quarter 2021, and (iii) volume growth within the Beer segment.

Liquidity and Capital Resources

General

Our primary source of liquidity has been cash flow from operating activities. Our ability to consistently generate robust cash flow from our operations is one of our most significant financial strengths, it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Our largest use of cash in our operations is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used this cash flow to repay our short-term borrowings and fund capital expenditures. Additionally, our commercial paper program is used to fund our short-term borrowing requirements and to maintain our access to the capital markets. We use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures.

We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

As of May 31, 2021, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $6.5 billion based on the terms of the November 2018 Canopy Warrants.

Cash flows

	First Quarter 2022	First Quarter 2021	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$716.0	$686.5	$29.5
Investing activities	(116.6)	(299.1)	182.5
Financing activities	(556.5)	(169.0)	(387.5)
Effect of exchange rate changes on cash and cash equivalents	0.3	3.0	(2.7)
Net increase (decrease) in cash and cash equivalents	$43.2	$221.4	$(178.2)

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
Operating activities
The increase in net cash provided by operating activities for First Quarter 2022 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid operating results and a decrease in accounts payable resulting from early payments to suppliers at the end of Fiscal 2021 in preparation for a March 1, 2021, ERP implementation. Net cash provided by operating activities for the Wine and Spirits segment benefited from an exclusivity payment in connection with distribution arrangements for our U.S. wine and spirits brand portfolio. The increase in net cash provided by operating activities was partially offset by higher inventory levels for the Beer segment and increased accounts receivable for both the Beer and Wine and Spirits segments for First Quarter 2022 as compared to First Quarter 2021. The higher inventory levels and increased accounts receivable were largely resulting from COVID-19 related containment measures in First Quarter 2021.

Investing activities
Net cash used in investing activities for First Quarter 2022 decreased primarily due to the $173.9 million exercise of the November 2017 Canopy Warrants in May 2020 and lower capital expenditures of $30.3 million for First Quarter 2022 as compared with First Quarter 2021. The decrease was partially offset by lower proceeds from sale of business of $36.1 million for First Quarter 2022 as compared with First Quarter 2021.

Financing activities
The increase in net cash provided by (used in) financing activities consists of:

	First Quarter 2022	First Quarter 2021	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(1.1)	$(21.9)	$20.8
Dividends paid	(146.7)	(143.9)	(2.8)
Purchases of treasury stock	(400.8)	—	(400.8)
Net cash provided by stock-based compensation activities	2.7	(3.2)	5.9
Distributions to noncontrolling interests	(10.6)	—	(10.6)
Net cash provided by (used in) financing activities	$(556.5)	$(169.0)	$(387.5)

Debt

Total debt outstanding as of May 31, 2021, amounted to $10,444.2 million, an increase of $1.9 million from February 28, 2021.

Bank facilities
In June 2021, the Company and the Administrative Agent and Lender amended the March 2020 Term Credit Agreement. The principal change effected by the amendment was a reduction in LIBOR margin from 0.88% to 0.63% from June 1, 2021 through December 31, 2021. Also in June 2021, we prepaid $142.1 million in 2019 Five-Year Term Facility outstanding borrowings under the March 2020 Term Credit Agreement.

General
The majority of our outstanding borrowings as of May 31, 2021, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2022 to calendar 2050, and a variable-rate senior unsecured term loan facility under our March 2020 Term Credit Agreement, originally entered into in June 2019, with a calendar 2024 maturity date.

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

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents

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

We had the following borrowing capacity available under our 2020 Credit Agreement:

	Remaining Borrowing Capacity
	May 31, 2021	June 25, 2021
(in millions)
Revolving credit facility (1)	$1,987.8	$1,987.8
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

We and our subsidiaries are subject to covenants that are contained in our 2020 Credit Agreement, including those restricting the incurrence of additional indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2020 Credit Agreement. As of May 31, 2021, under our 2020 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.5x.

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

As of May 31, 2021, we were in compliance with our covenants under our 2020 Credit Agreement, our March 2020 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2021 Annual Report and Note 9.

Common stock dividends

On June 29, 2021, our Board of Directors declared a quarterly cash dividend of $0.76 per share of Class A Common Stock, $0.69 per share of Class B Convertible Common Stock, and $0.69 per share of Class 1 Common Stock payable on August 24, 2021, to stockholders of record of each class on August 10, 2021.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of our 2021 Annual Report.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
Share Repurchase Program

Our Board of Directors have authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization and an additional repurchase of up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2021 Authorization. Shares repurchased under the 2018 Authorization have become treasury shares. No shares have been repurchased under the 2021 Authorization.

As of June 30, 2021, total shares repurchased under the 2018 Authorization and 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$1,568.7	7,121,445
2021 Authorization	$2,000.0	$—	—

On June 30, 2021, we entered into an ASR to repurchase $500.0 million of our Class A common stock. The dollar value for the shares repurchased in the ASR transaction will be paid primarily with cash on hand and will be completed under the 2018 Authorization.

Share repurchases under the 2018 Authorization and 2021 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares become treasury shares.

We currently expect to continue to repurchase shares in the future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of our 2021 Annual Report.

For additional information, refer to Note 17 of our consolidated financial statements included in our 2021 Annual Report and Note 11.

Accounting Guidance

Accounting guidance adopted for First Quarter 2022 did not have a material impact on our Financial Statements.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents
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
•The statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:
◦our business strategy, future operations, future financial position, future net sales and expected volume trends, future marketing spend, future effective tax rates and anticipated tax liabilities, prospects, plans, and objectives of management;
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
•The statements regarding our beer expansion and construction activities, including anticipated costs and timeframes for completion, discussions with government officials in Mexico, and potential future impairment of non-recoverable brewery construction assets.
•The statements regarding:
◦the volatility of the fair value of our investment in Canopy measured at fair value;
◦our activities surrounding our investment in Canopy;
◦our targeted leverage ratio;
◦the November 2018 Canopy Warrants; and
◦our future ownership level in Canopy and our future share of Canopy’s reported earnings and losses.
•The statements regarding the Wine and Spirits Divestitures, including potential amount of contingent consideration, and amount and use of proceeds.
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

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
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
•the timeframe and actual costs associated with the beer operations expansion activities and amount of impairment, for non-recoverable brewery construction assets in Mexico may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, results of discussions with government officials in Mexico, actual amount of non-recoverable brewery construction assets, and other factors as determined by management;
•the amount of contingent consideration, if any, received in the Wine and Spirits Divestitures will depend on actual future brand performance;
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

For additional information about risks and uncertainties that could adversely affect our forward looking statements, please refer to Item 1A. “Risk Factors” of our 2021 Annual Report.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 42

OTHER KEY INFORMATION	Table of Contents
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating, investment, acquisition, divestiture, and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices, interest rates, and equity prices. To manage the volatility relating to these risks, we periodically purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap contracts, interest rate swap contracts, and treasury lock contracts. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not enter into derivative instruments for trading or speculative purposes.

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of May 31, 2021, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. Approximately 100% of our balance sheet exposures and 77% of our forecasted transactional exposures for the remaining nine months of fiscal 2022 were hedged as of May 31, 2021.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2021, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 65% of our forecasted transactional exposures for the remaining nine months of fiscal 2022 were hedged as of May 31, 2021.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
(in millions)
Foreign currency contracts	$1,891.8	$1,991.4	$86.8	$(102.0)	$(121.3)	$144.9
Commodity derivative contracts	$212.2	$268.3	$38.0	$(56.2)	$(26.0)	$19.8

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no cash flow designated interest rate swap contracts outstanding as of May 31, 2021. As of May 31, 2020, we had $375.0 million of outstanding cash flow designated interest rate swap agreements which fixed LIBOR interest rates (to minimize interest rate volatility) on our floating LIBOR rate debt. As of May 31, 2021, and May 31, 2020, there were no undesignated interest rate swap contracts outstanding.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 43

OTHER KEY INFORMATION	Table of Contents
rates is dependent on many factors which cannot be forecasted with reliable accuracy. The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities and open interest rate derivative instruments, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
(in millions)
Fixed interest rate debt	$10,070.6	$10,572.0	$(11,027.7)	$(11,445.0)	$(772.4)	$(841.2)
Interest rate swap contracts	$—	$375.0	$—	$(0.6)	$—	$—

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $1.1 million and $4.9 million for the three months ended May 31, 2021, and May 31, 2020, respectively.

Equity price risk
The estimated fair value of our investment in the Canopy warrants and the Canopy convertible debt securities are subject to equity price risk, interest rate risk, credit risk, and foreign currency risk. This investment is recognized at fair value utilizing various option-pricing models and have the potential to fluctuate from, among other items, changes in the quoted market price of the underlying equity security. We manage our equity price risk exposure by closely monitoring the financial condition, performance, and outlook of Canopy.

As of May 31, 2021, the fair value of our investment in the Canopy warrants and the Canopy convertible debt securities was $1,073.6 million, with an unrealized net gain (loss) on this investment of $(745.1) million recognized in our results of operations for the three months ended May 31, 2021. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of May 31, 2021, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $197.5 million.

For additional discussion on our market risk, refer to Notes 4 and 5.

Item 4.    Controls and Procedures.

Disclosure controls and procedures
Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting
Although most of our corporate and non-production workforce are working remotely due to COVID-19, we have not experienced a material impact to our internal control over financial reporting. We continue to monitor the pandemic and its effects on the design and operating effectiveness of our internal controls.

We are in the process of implementing a new global ERP across our business units using a phased approach. On March 1, 2021, business units in the U.S., New Zealand, and Italy implemented the new ERP substantially completing the phased implementation. As a result of this implementation, certain internal controls

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 44

OTHER KEY INFORMATION	Table of Contents
over financial reporting have been automated, modified, or implemented to address the new control environment associated with this ERP. While we believe this new system will strengthen our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting throughout Fiscal 2022.

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no other changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)(3)
March 1 – 31, 2021	—	$—	—	$3,954,103,834
April 1 – 30, 2021	—	$—	—	$3,954,103,834
May 1 – 31, 2021	1,696,722	$236.23	1,696,722	$3,553,288,150
Total	1,696,722	$236.23	1,696,722
(1)In January 2018, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. The Board of Directors did not specify a date upon which the 2018 Authorization would expire. Share repurchases for the periods included herein were effected through open market transactions.
(2)In January 2021, we announced that our Board of Directors authorized an additional repurchase of up to an aggregate amount of $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2021 Authorization. The Board of Directors did not specify a date upon which the 2021 Authorization would expire. No shares have been repurchased under the 2021 Authorization.
(3)Subsequent to May 31, 2021, we repurchased 527,118 shares of Class A Common Stock pursuant to the 2018 Authorization at an average cost of $231.39 per share through open market transactions. Beginning May 25, 2021, all repurchases were made pursuant to a Rule 10b5-1 trading plan.

Item 6.    Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 45

OTHER KEY INFORMATION	Table of Contents
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

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 46

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 47

OTHER KEY INFORMATION	Table of Contents

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

4.28
Restatement Agreement, dated as of March 26, 2020 by and among the Company, CB International Finance S.à r.l., certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Ninth Amended and Restated Credit Agreement dated as of March 26, 2020, by and among the Company, CB International Financing S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 26, 2020, filed March 31, 2020 and incorporated herein by reference). †

4.29
2020 Term Loan Restatement Agreement, dated as of March 26, 2020, by and among the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as administrative agent and lender, including the Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company and Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated March 26, 2020, filed March 31, 2020 and incorporated herein by reference). †

4.30
Amendment No. 1, dated as of June 10, 2021, to Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company and Bank of America, N.A., as administrative agent and lender. (filed herewith).

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 48

OTHER KEY INFORMATION	Table of Contents

10.1
Form of Restricted Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on and after April 20, 2021) (filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated April 20, 2021, filed on April 23, 2021 and incorporated by reference). *†

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

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	June 30, 2021	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Vice President and Controller

Date:	June 30, 2021	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q1 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 50