Form 10-Q
period 2021-08-31
CONSTELLATION BRANDS, INC.
filed 2021-10-06
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
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
Yes  ☐  No  ☒
There were 164,264,039 shares of Class A Common Stock, 23,221,678 shares of Class B Common Stock, and 614,353 shares of Class 1 Common Stock outstanding as of October 1, 2021.

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

Term	Meaning

$	U.S. dollars
2.25% July 2021 Senior Notes	$1,000.0 million principal amount of 2.25% senior notes issued in July 2021
2.65% November 2017 Senior Notes	$700.0 million principal amount of 2.65% senior notes issued in November 2017 and redeemed in August 2021, prior to maturity
2.70% May 2017 Senior Notes	$500.0 million principal amount of 2.70% senior notes issued in May 2017 and redeemed in August 2021, prior to maturity
2018 Authorization	authority to repurchase up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock, authorized in January 2018 by our Board of Directors
2019 Five-Year Term Facility	a $491.3 million, five-year term loan facility under the June 2021 Term Credit Agreement, originally entered into in June 2019
2020 Credit Agreement	ninth amended and restated credit agreement, dated as of March 26, 2020, provides for an aggregate revolving credit facility of $2.0 billion
2020 U.S. wildfires	significant wildfires that broke out in California, Oregon, and Washington states which affected the 2020 U.S. grape harvest
2021 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, unless otherwise specified
2021 Authorization	authority to repurchase up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock, authorized in January 2021 by our Board of Directors
ABA	alternative beverage alcohol
Acreage	Acreage Holdings, Inc.
Acreage Financial Instrument	a call option for Canopy Growth Corporation to acquire 70% of the shares of Acreage Holdings, Inc., at a fixed exchange ratio and 30% at a floating exchange ratio
Acreage Transaction	Canopy Growth Corporation’s intention to acquire Acreage Holdings, Inc. upon U.S. federal cannabis legalization, subject to certain conditions
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and term credit agreement
AOCI	accumulated other comprehensive income (loss)
ASR	accelerated share repurchase agreement with a third-party financial institution
Ballast Point Divestiture	sale of Ballast Point craft beer business, including a number of its associated production facilities and brewpubs
C$	Canadian dollars
Canopy	we made an investment in Canopy Growth Corporation, an Ontario, Canada-based public company
Canopy Debt Securities	convertible debt securities issued by Canopy Growth Corporation
Canopy Equity Method Investment	November 2017 Canopy Investment, November 2018 Canopy Investment, and May 2020 Canopy Investment, collectively
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
CODM	chief operating decision maker
Comparable Adjustments	certain items affecting comparability that have been excluded by management
Concentrate Business Divestiture	sale of certain brands used in our concentrates and high-color concentrate business, and certain related intellectual property, inventory, interests in certain contracts, and other assets

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

Copper & Kings	Copper & Kings American Brandy Company, acquired by us
CSR	corporate social responsibility
DTC	direct-to-consumer
Empathy Wines	Empathy Wines business, including a digitally-native wine brand, acquired by us
ERP	enterprise resource planning system
Financial Statements	our consolidated financial statements and notes thereto included herein
Fiscal 2021	the Company’s fiscal year ended February 28, 2021
Fiscal 2022	the Company’s fiscal year ending February 28, 2022
June 2021 Term Credit Agreement	March 2020 Term Credit Agreement, inclusive of amendment dated as of June 10, 2021
Lender	Bank of America, N.A., as lender for the term credit agreement
LIBOR	London Interbank Offered Rate
March 2020 Term Credit Agreement	amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of the 2019 Five-Year Term Facility
May 2020 Canopy Investment	May 2020 exercise of the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2. of this quarterly report on Form 10-Q
Mexicali Brewery	brewery originally planned to be located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion activities at the Obregon Brewery and Nava Brewery
My Favorite Neighbor	we made an investment in My Favorite Neighbor, LLC
NA	not applicable
Nava Brewery	brewery located in Nava, Coahuila, Mexico
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Nobilo Wine Divestiture	sale of New Zealand-based Nobilo Wine brand and certain related assets
Note(s)	notes to the consolidated financial statements
November 2017 Canopy Investment	our initial investment for 18.9 million in common shares of Canopy Growth Corporation
November 2017 Canopy Warrants	warrants which gave us the option to purchase 18.9 million common shares of Canopy Growth Corporation, exercised May 1, 2020
November 2018 Canopy Investment	our incremental investment for 104.5 million in common shares of Canopy Growth Corporation
November 2018 Canopy Transaction	November 2018 Canopy Investment and the purchase by us of the November 2018 Canopy Warrants, collectively
November 2018 Canopy Warrants	Tranche A Warrants, Tranche B Warrants, and Tranche C Warrants, collectively
Obregon Brewery	brewery located in Obregon, Sonora, Mexico
OCI	other comprehensive income (loss)
Paul Masson Divestiture	sale of Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts
SEC	Securities and Exchange Commission
Second Quarter 2021	the Company’s three months ended August 31, 2020
Second Quarter 2022	the Company’s three months ended August 31, 2021
Six Months 2021	the Company’s six months ended August 31, 2020
Six Months 2022	the Company’s six months ended August 31, 2021
Tranche A Warrants	warrants which give us the option to purchase 88.5 million common shares of Canopy Growth Corporation expiring November 1, 2023

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

Tranche B Warrants	warrants which give us the option to purchase 38.4 million common shares of Canopy Growth Corporation expiring November 1, 2026
Tranche C Warrants	warrants which give us the option to purchase 12.8 million common shares of Canopy Growth Corporation expiring November 1, 2026
TSX	Toronto Stock Exchange
U.S.	United States of America
U.S. GAAP	generally accepted accounting principles in the United States of America
VWAP Exercise Price	volume-weighted average of the closing market price of Canopy’s common shares on the Toronto Stock Exchange for the five trading days immediately preceding the exercise date
Wine and Spirits Divestiture
sale of a portion of our wine and spirits business, including lower-margin, lower growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities

Wine and Spirits Divestitures	Wine and Spirits Divestiture and the Nobilo Wine Divestiture, collectively

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31, 2021	February 28, 2021
ASSETS
Current assets:
Cash and cash equivalents	$103.4	$460.6
Accounts receivable	972.8	785.3
Inventories	1,339.0	1,291.1
Prepaid expenses and other	528.5	507.5
Total current assets	2,943.7	3,044.5
Property, plant, and equipment	5,505.4	5,821.6
Goodwill	7,798.9	7,793.5
Intangible assets	2,729.7	2,732.1
Equity method investments	2,819.0	2,788.4
Securities measured at fair value	488.6	1,818.1
Deferred income taxes	2,448.0	2,492.5
Other assets	607.0	614.1
Total assets	$25,340.3	$27,104.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$486.0	$—
Current maturities of long-term debt	5.8	29.2
Accounts payable	840.4	460.0
Other accrued expenses and liabilities	854.9	779.9
Total current liabilities	2,187.1	1,269.1
Long-term debt, less current maturities	10,081.7	10,413.1
Deferred income taxes and other liabilities	1,546.9	1,493.5
Total liabilities	13,815.7	13,175.7
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 187,247,721 shares and 187,204,280 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $0.01 par value – Authorized, 30,000,000 shares; Issued, 28,227,478 shares and 28,270,288 shares, respectively	0.3	0.3
Additional paid-in capital	1,648.3	1,604.2
Retained earnings	13,922.2	15,117.8
Accumulated other comprehensive income (loss)	(290.4)	(335.5)
	15,282.3	16,388.7
Less: Treasury stock –
Class A Common Stock, at cost, 22,588,014 shares and 17,070,550 shares, respectively	(4,087.4)	(2,787.6)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(4,089.6)	(2,789.8)
Total CBI stockholders’ equity	11,192.7	13,598.9
Noncontrolling interests	331.9	330.2
Total stockholders’ equity	11,524.6	13,929.1
Total liabilities and stockholders’ equity	$25,340.3	$27,104.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2021	2020	2021	2020
Sales	$4,753.3	$4,591.4	$2,565.0	$2,459.7
Excise taxes	(355.7)	(367.6)	(193.9)	(199.3)
Net sales	4,397.6	4,223.8	2,371.1	2,260.4
Cost of product sold	(2,048.6)	(2,019.7)	(1,141.4)	(1,044.6)
Gross profit	2,349.0	2,204.1	1,229.7	1,215.8
Selling, general, and administrative expenses	(868.8)	(752.4)	(490.5)	(399.1)
Impairment of brewery construction in progress	(665.9)	—	—	—
Impairment of assets held for sale	—	(3.0)	—	22.0
Operating income (loss)	814.3	1,448.7	739.2	838.7
Income (loss) from unconsolidated investments	(1,370.0)	(651.9)	(470.8)	(80.7)
Interest expense	(182.5)	(200.2)	(95.8)	(100.2)
Loss on extinguishment of debt	(29.4)	(7.6)	(29.4)	(0.6)
Income (loss) before income taxes	(767.6)	589.0	143.2	657.2
(Provision for) benefit from income taxes	(117.8)	(239.8)	(131.3)	(135.4)
Net income (loss)	(885.4)	349.2	11.9	521.8
Net income (loss) attributable to noncontrolling interests	(21.2)	(15.0)	(10.4)	(9.7)
Net income (loss) attributable to CBI	$(906.6)	$334.2	$1.5	$512.1

Comprehensive income (loss)	$(838.6)	$(231.7)	$(45.8)	$733.2
Comprehensive (income) loss attributable to noncontrolling interests	(22.9)	16.7	(6.5)	(14.2)
Comprehensive income (loss) attributable to CBI	$(861.5)	$(215.0)	$(52.3)	$719.0

Net income (loss) per common share attributable to CBI:
Basic – Class A Common Stock	$(4.77)	$1.74	$0.01	$2.68
Basic – Class B Convertible Common Stock	$(4.34)	$1.58	$0.01	$2.43

Diluted – Class A Common Stock	$(4.77)	$1.71	$0.01	$2.62
Diluted – Class B Convertible Common Stock	$(4.34)	$1.58	$0.01	$2.42

Weighted average common shares outstanding:
Basic – Class A Common Stock	169.025	169.841	167.447	170.078
Basic – Class B Convertible Common Stock	23.234	23.289	23.222	23.284

Diluted – Class A Common Stock	169.025	194.962	192.530	195.142
Diluted – Class B Convertible Common Stock	23.234	23.289	23.222	23.284

Cash dividends declared per common share:
Class A Common Stock	$1.52	$1.50	$0.76	$0.75
Class B Convertible Common Stock	$1.38	$1.36	$0.69	$0.68

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2021	$1.9	$0.3	$1,604.2	$15,117.8	$(335.5)	$(2,789.8)	$330.2	$13,929.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(908.1)	—	—	10.8	(897.3)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	98.9	—	5.6	104.5
Comprehensive income (loss)								(792.8)
Repurchase of shares	—	—	—	—	—	(400.8)	—	(400.8)
Dividends declared	—	—	—	(146.1)	—	—	—	(146.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.6)	(10.6)
Shares issued under equity compensation plans	—	—	(0.9)	—	—	3.8	—	2.9
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Balance at May 31, 2021	1.9	0.3	1,619.2	14,063.6	(236.6)	(3,186.8)	336.0	12,597.6
Comprehensive income (loss):
Net income (loss)	—	—	—	1.5	—	—	10.4	11.9
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(53.8)	—	(3.9)	(57.7)
Comprehensive income (loss)								(45.8)
Repurchase of shares	—	—	—	—	—	(904.2)	—	(904.2)
Dividends declared	—	—	—	(142.9)	—	—	—	(142.9)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.6)	(10.6)
Shares issued under equity compensation plans	—	—	8.9	—	—	1.4	—	10.3
Stock-based compensation	—	—	20.2	—	—	—	—	20.2
Balance at August 31, 2021	$1.9	$0.3	$1,648.3	$13,922.2	$(290.4)	$(4,089.6)	$331.9	$11,524.6

Balance at February 29, 2020	$1.9	$0.3	$1,514.6	$13,695.3	$(266.3)	$(2,814.0)	$342.5	$12,474.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(177.9)	—	—	5.3	(172.6)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(756.1)	—	(36.2)	(792.3)
Comprehensive income (loss)								(964.9)
Dividends declared	—	—	—	(143.3)	—	—	—	(143.3)
Shares issued under equity compensation plans	—	—	(6.0)	—	—	2.8	—	(3.2)
Stock-based compensation	—	—	14.7	—	—	—	—	14.7
Balance at May 31, 2020	1.9	0.3	1,523.3	13,374.1	(1,022.4)	(2,811.2)	311.6	11,377.6
Comprehensive income (loss):
Net income (loss)	—	—	—	512.1	—	—	9.7	521.8
Other comprehensive income (loss), net of income tax effect	—	—	—	—	206.9	—	4.5	211.4
Comprehensive income (loss)								733.2
Dividends declared	—	—	—	(144.0)	—	—	—	(144.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.0)	(10.0)
Shares issued under equity compensation plans	—	—	10.9	—	—	16.7	—	27.6
Stock-based compensation	—	—	19.4	—	—	—	—	19.4
Balance at August 31, 2020	$1.9	$0.3	$1,553.6	$13,742.2	$(815.5)	$(2,794.5)	$315.8	$12,003.8

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(885.4)	$349.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on securities measured at fair value	1,335.1	244.9
Deferred tax provision (benefit)	(19.2)	196.1
Depreciation	162.3	142.7
Stock-based compensation	36.0	34.0
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	35.3	408.1
Noncash lease expense	40.1	41.3
Amortization of debt issuance costs and loss on extinguishment of debt	35.1	13.7
Impairment of brewery construction in progress	665.9	—
Impairment of assets held for sale	—	3.0
Loss on inventory and related contracts associated with business optimization	—	25.1
Loss on settlement of treasury lock contracts	—	(29.3)
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(187.8)	(56.1)
Inventories	(49.3)	73.0
Prepaid expenses and other current assets	10.1	51.3
Accounts payable	245.9	116.7
Deferred revenue	144.6	21.8
Other accrued expenses and liabilities	(3.8)	(141.3)
Other	(39.0)	(49.3)
Total adjustments	2,411.3	1,095.7
Net cash provided by (used in) operating activities	1,525.9	1,444.9

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(353.4)	(277.8)
Purchase of business, net of cash acquired	—	(19.9)
Investments in equity method investees and securities	(28.6)	(217.4)
Proceeds from sale of assets	1.3	18.1
Proceeds from sale of business	4.6	41.1
Other investing activities	(1.0)	0.6
Net cash provided by (used in) investing activities	(377.1)	(455.3)

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,001.9	1,194.6
Principal payments of long-term debt	(1,357.1)	(1,536.4)
Net proceeds from (repayments of) short-term borrowings	486.0	(238.9)
Dividends paid	(289.3)	(287.6)
Purchases of treasury stock	(1,305.0)	—
Proceeds from shares issued under equity compensation plans	22.9	32.0
Payments of minimum tax withholdings on stock-based payment awards	(9.8)	(7.6)
Payments of debt issuance, debt extinguishment, and other financing costs	(34.8)	(18.2)
Distributions to noncontrolling interests	(21.2)	(10.0)
Net cash provided by (used in) financing activities	(1,506.4)	(872.1)

Effect of exchange rate changes on cash and cash equivalents	0.4	5.7

Net increase (decrease) in cash and cash equivalents	(357.2)	123.2
Cash and cash equivalents, beginning of period	460.6	81.4
Cash and cash equivalents, end of period	$103.4	$204.6

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$196.5	$69.9

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
AUGUST 31, 2021
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

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	August 31, 2021	February 28, 2021
(in millions)
Raw materials and supplies	$166.0	$151.1
In-process inventories	703.5	735.9
Finished case goods	469.5	404.1
	$1,339.0	$1,291.1

We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements. We reduced the carrying value of certain inventories and recognized losses of $82.6 million and $8.6 million for the six months ended August 31, 2021, and August 31, 2020, respectively, and $66.6 million and $3.9 million for the three months ended August 31, 2021, and August 31, 2020, respectively. The increase in obsolescence was predominantly from excess inventory of hard seltzers within the Beer segment, resulting from a slowdown in the overall category. These losses were included in cost of product sold within our consolidated results of operations.

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

Empathy Wines
In June 2020, we acquired the Empathy Wines business, including the acquisition of a digitally-native wine brand which strengthens our position in the DTC and eCommerce markets. This transaction primarily included the acquisition of goodwill, trademarks, and inventory. In addition, the purchase price for Empathy Wines includes an earn-out over five years based on performance. The results of operations of Empathy Wines are reported in the

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

(in millions)
Cash received from buyer	$272.0
Net assets sold	(206.4)
Contract termination	(4.0)
Direct costs to sell	(3.2)
Gain on sale of business	$58.4

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

Prior to the Wine and Spirits Divestitures, we recorded the results of operations for this portion of our business in the Wine and Spirits segment. The following table summarizes the net loss recognized in connection with these divestitures:

(in millions)
Cash received from buyer	$667.4
Net assets sold	(669.1)
Transition services agreements	(13.0)
Direct costs to sell	(8.4)
AOCI reclassification adjustments, primarily foreign currency translation	(5.1)
Other	(5.2)
Loss on sale of business	$(33.4)

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
4.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2021 Annual Report and have not changed significantly for the six months and three months ended August 31, 2021.

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

The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2021	February 28, 2021
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,378.3	$1,558.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$549.6	$704.7
Commodity derivative contracts	$187.0	$221.6

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2021, the estimated fair value of derivative instruments in a net liability position due to counterparties was $0.1 million. If we were required to settle the net liability position under these derivative instruments on August 31, 2021, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	August 31, 2021	February 28, 2021		August 31, 2021	February 28, 2021
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$37.0	$32.0	Other accrued expenses and liabilities	$2.7	$3.5
Other assets	$31.3	$41.3	Deferred income taxes and other liabilities	$4.9	$2.7

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Assets			Liabilities
	August 31, 2021	February 28, 2021		August 31, 2021	February 28, 2021
(in millions)
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.7	$3.3	Other accrued expenses and liabilities	$3.0	$3.5
Commodity derivative contracts:
Prepaid expenses and other	$33.7	$13.4	Other accrued expenses and liabilities	$0.3	$3.9
Other assets	$20.0	$7.8	Deferred income taxes and other liabilities	$0.1	$1.4

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Six Months Ended August 31, 2021
Foreign currency contracts	$11.7	Sales	$(0.4)
		Cost of product sold	21.6
Treasury lock contracts	—	Interest expense	(1.5)
	$11.7		$19.7

For the Six Months Ended August 31, 2020
Foreign currency contracts	$(156.0)	Sales	$0.9
		Cost of product sold	(27.2)
Interest rate swap contracts	(0.6)	Interest expense	(1.1)
Treasury lock contracts	(16.1)	Interest expense	(0.7)
	$(172.7)		$(28.1)

For the Three Months Ended August 31, 2021
Foreign currency contracts	$(7.6)	Sales	$(0.2)
		Cost of product sold	12.6
Treasury lock contracts	—	Interest expense	(0.9)
	$(7.6)		$11.5

For the Three Months Ended August 31, 2020
Foreign currency contracts	$37.4	Sales	$0.5
		Cost of product sold	(18.7)
Interest rate swap contracts	(0.3)	Interest expense	(0.7)
Treasury lock contracts	—	Interest expense	(0.7)
	$37.1		$(19.6)

We expect $28.4 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Six Months Ended August 31, 2021
Commodity derivative contracts	Cost of product sold	$48.1
Foreign currency contracts	Selling, general, and administrative expenses	(8.4)
		$39.7

For the Six Months Ended August 31, 2020
Commodity derivative contracts	Cost of product sold	$(9.4)
Foreign currency contracts	Selling, general, and administrative expenses	(20.0)
		$(29.4)

For the Three Months Ended August 31, 2021
Commodity derivative contracts	Cost of product sold	$24.0
Foreign currency contracts	Selling, general, and administrative expenses	(6.2)
		$17.8

For the Three Months Ended August 31, 2020
Commodity derivative contracts	Cost of product sold	$17.4
Foreign currency contracts	Selling, general, and administrative expenses	5.9
		$23.3

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

	August 31, 2021				February 28, 2021
	Tranche A Warrants (3)		Tranche B Warrants (4)		Tranche A Warrants (3)		Tranche B Warrants (4)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68
Valuation date stock price (6)	C$	21.71	C$	21.71	C$	41.90	C$	41.90
Remaining contractual term (7)	2.2 years		5.2 years		2.7 years		5.7 years
Expected volatility (8)	65.0%		65.0%		70.0%		70.0%
Risk-free interest rate (9)	0.4%		0.8%		0.5%		1.1%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%
(1)The exercise price for the Tranche C Warrants is based on the VWAP Exercise Price. The Tranche C Warrants are not included in the table as there is no fair value assigned.
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

Debt securities, Convertible – We have elected the fair value option to account for the Canopy Debt Securities acquired in June 2018 for C$200.0 million, or $150.5 million. Interest income on the Canopy Debt Securities is calculated using the effective interest method and is recognized separately from the changes in fair value in interest expense. The Canopy Debt Securities have a contractual maturity of five years from the date of issuance but may be converted prior to maturity by either party upon the occurrence of certain events. At settlement, the Canopy Debt Securities can be settled at the option of the issuer, in cash, equity shares of the issuer, or a combination thereof. The fair value is estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on market spreads using bond data as of the valuation date.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	August 31, 2021		February 28, 2021
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	21.71	C$	41.90
Remaining term (3)	1.9 years		2.4 years
Expected volatility (4)	65.0%		57.6%
Risk-free interest rate (5)	0.4%		0.4%
Expected dividend yield (6)	0.0%		0.0%
(1)Based on the rate which the Canopy Debt Securities may be converted into equity shares, or the equivalent amount of cash, at the option of the issuer.
(2)Based on the closing market price for Canopy common stock on the TSX as of the applicable date.
(3)Based on the contractual maturity date of the notes.
(4)Based on consideration of historical and/or implied volatility levels of the underlying equity security, adjusted for certain risks associated with debt securities, as appropriate.
(5)Based on the implied yield currently available on Canadian Treasury zero coupon issues with a term equal to the remaining contractual term of the Canopy Debt Securities.
(6)Based on historical dividend levels.

Short-term borrowings
Our short-term borrowings consist of our commercial paper program and the revolving credit facility under our 2020 Credit Agreement. The revolving credit facility is a variable interest rate bearing note with a fixed margin, adjustable based upon our debt rating (as defined in our senior credit facility). For these short-term borrowings the carrying value approximates the fair value.

Long-term debt
The term loan under our June 2021 Term Credit Agreement is a variable interest rate bearing note with a fixed margin, adjustable based upon our debt rating. The carrying value approximates the fair value of the term loan. The fair value of the remaining fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of August 31, 2021, and February 28, 2021, due to the relatively short maturity of these instruments. As of August 31, 2021, the carrying amount of long-term debt, including the current portion, was $10,087.5 million, compared with an estimated fair value of $11,197.6 million. As of February 28, 2021, the carrying amount of long-term debt, including the current portion, was $10,442.3 million, compared with an estimated fair value of $11,580.9 million.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2021
Assets:
Foreign currency contracts	$—	$70.0	$—	$70.0
Commodity derivative contracts	$—	$53.7	$—	$53.7
Equity securities (1)	$—	$332.7	$—	$332.7
Canopy Debt Securities (1)	$—	$153.8	$—	$153.8
Liabilities:
Foreign currency contracts	$—	$10.6	$—	$10.6
Commodity derivative contracts	$—	$0.4	$—	$0.4

February 28, 2021
Assets:
Foreign currency contracts	$—	$76.6	$—	$76.6
Commodity derivative contracts	$—	$21.2	$—	$21.2
Equity securities (1)	$—	$1,639.7	$—	$1,639.7
Canopy Debt Securities (1)	$—	$176.3	$—	$176.3
Liabilities:
Foreign currency contracts	$—	$9.7	$—	$9.7
Commodity derivative contracts	$—	$5.3	$—	$5.3

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2021	2020	2021	2020
	(in millions)
	November 2017 Canopy Warrants (i)	$—	$(61.8)	$—	$—
	November 2018 Canopy Warrants	(1,307.0)	(180.6)	(570.8)	(57.6)
	Canopy Debt Securities	(28.1)	(2.5)	(19.2)	10.0
		$(1,335.1)	$(244.9)	$(590.0)	$(47.6)

	(i)
In May 2020, we exercised warrants obtained in November 2017 which gave us the option to purchase 18.9 million common shares of Canopy at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Six Months Ended August 31, 2021
Long-lived assets	$—	$—	$20.0	$665.9

For the Six Months Ended August 31, 2020
Long-lived assets held for sale	$—	$—	$795.2	$3.0

Long-lived assets
In April 2021, our Board of Directors authorized management to sell or abandon the Mexicali Brewery. Subsequently, management determined that we will be unable to use or repurpose certain assets at the Mexicali Brewery. Accordingly, for the first quarter of Fiscal 2022, long-lived assets with a carrying value of $685.9 million were written down to their estimated fair value of $20.0 million, resulting in an impairment of $665.9 million. This impairment was included in impairment of brewery construction in progress within our consolidated results of operations for the six months ended August 31, 2021. Our estimate of fair value was determined based on the expected salvage value of the assets. The Mexicali Brewery is a component of the Beer segment. We are continuing to work with government officials in Mexico to (i) determine next steps for our suspended Mexicali Brewery construction project and (ii) pursue various forms of recovery for capitalized costs and additional expenses incurred in establishing the brewery, however, there can be no assurance of any recoveries. In the medium-term, under normal operating conditions, we have ample capacity at the Nava and Obregon breweries to meet consumer needs based on current growth forecasts and current and planned production capabilities. To align with our anticipated future growth expectations we are also working with the Mexican government to explore options to add further capacity at other locations in Mexico where there is ample water and a skilled workforce to meet our long-term needs.

Long-lived assets held for sale
For the first quarter of Fiscal 2021, in connection with the Wine and Spirits Divestitures and the Concentrate Business Divestiture, long-lived assets held for sale were written down to their estimated fair value, less cost to sell, resulting in a loss of $25.0 million. Subsequently, for the second quarter of Fiscal 2021, a reduction to the loss on long-lived assets held for sale of $22.0 million was recognized. The long-lived assets held for sale with a carrying value of $798.2 million were written down to their estimated fair value of $795.2 million, less costs to sell, resulting in a total loss of $3.0 million for the six months ended August 31, 2020. This loss was included in impairment of assets held for sale within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our estimated fair value was determined based on the expected proceeds primarily from the Wine and Spirits Divestitures and the Concentrate Business Divestiture as of August 31, 2020, excluding the contingent consideration, which we will recognize when it is determined to be realizable.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
6.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 29, 2020	$5,163.4	$2,593.7	$7,757.1
Purchase accounting allocations (1)	—	14.3	14.3
Foreign currency translation adjustments	(38.7)	15.9	(22.8)
Reclassified from assets held for sale (2)	0.9	44.0	44.9
Balance, February 28, 2021	5,125.6	2,667.9	7,793.5
Purchase accounting allocations (1)	—	0.9	0.9
Foreign currency translation adjustments	6.8	(2.3)	4.5
Balance, August 31, 2021	$5,132.4	$2,666.5	$7,798.9
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

7.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	August 31, 2021		February 28, 2021
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$87.2	$24.5	$87.2	$26.3
Other	21.0	0.2	21.1	0.2
Total	$108.2	24.7	$108.3	26.5

Nonamortizable intangible assets
Trademarks		2,705.0		2,705.6
Total intangible assets		$2,729.7		$2,732.1

We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2021, and August 31, 2020. Net carrying amount represents the gross carrying value net of accumulated amortization.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
8.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	August 31, 2021		February 28, 2021
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1) (2)	$2,580.2	36.2%	$2,578.8	38.1%
Other equity method investments	238.8	20%-50%	209.6	20%-50%
	$2,819.0		$2,788.4
(1)The fair value based on the closing price of the underlying equity security as of August 31, 2021, and February 28, 2021, was $2,448.1 million and $4,679.3 million, respectively.
(2)Includes the following:

	Common Shares	Purchase Price
(in millions)
November 2017 Canopy Investment	18.9	$130.1
November 2018 Canopy Investment	104.5	2,740.3
May 2020 Canopy Investment	18.9	173.9
	142.3	$3,044.3

Canopy Equity Method Investment
We complement our beverage alcohol strategy with our investment in Canopy, a leading provider of medicinal and recreational cannabis products. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities (see table below) include, among other items, restructuring and other strategic business development costs, the amortization of the fair value adjustments associated with the definite-lived intangible assets over their estimated useful lives, and unrealized gains (losses) associated with changes in our Canopy ownership percentage resulting from periodic equity issuances made by Canopy. Amounts included in our consolidated results of operations for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2021	2020	2021	2020
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(35.3)	$(408.6)	$120.5	$(31.0)

Canopy has various equity and convertible debt securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Financial Instrument. As of August 31, 2021, the exercise and/or conversion of certain of these outstanding securities could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy.

We have evaluated the Canopy Equity Method Investment as of August 31, 2021, and determined that there was not an other-than-temporary-impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value has been less than the carrying value, (ii) an expectation that Canopy’s results will improve, (iii) an expectation that the Canopy stock price will recover in the near term, and (iv) our ability and intent to hold the investment until that recovery. We will continue to review the Canopy Equity Method Investment for an other-than-temporary impairment. There may be a future impairment of our Canopy Equity Method Investment if Canopy’s stock price does not recover in the near term or our expectations about Canopy’s prospective results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions and the economic impact of COVID-19.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The following table presents summarized financial information for Canopy prepared in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods January through June 2021 and January through June 2020 in our six months ended August 31, 2021, and August 31, 2020, results, respectively. We recognized our share of Canopy’s earnings (losses) for the periods April through June 2021 and April through June 2020 in our three months ended August 31, 2021, and August 31, 2020, results, respectively. The amounts shown represent 100% of Canopy’s reported results for the respective periods.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2021	2020	2021	2020
(in millions)
Net sales	$228.1	$160.0	$110.8	$79.7
Gross profit (loss)	$29.9	$(52.6)	$22.2	$4.7
Net income (loss)	$(169.7)	$(1,066.2)	$317.4	$(92.6)
Net income (loss) attributable to Canopy	$(233.5)	$(1,031.7)	$319.4	$(78.3)

Other equity method investment
My Favorite Neighbor
In April 2020, we invested in My Favorite Neighbor, a super-luxury, DTC focused wine business which we account for under the equity method. We recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment.

9.    BORROWINGS

Borrowings consist of the following:

	August 31, 2021			February 28, 2021
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$486.0			$—
	$486.0			$—

Long-term debt
Term loan credit facilities	$—	$300.0	$300.0	$454.4
Senior notes	—	9,768.3	9,768.3	9,972.4
Other	5.8	13.4	19.2	15.5
	$5.8	$10,081.7	$10,087.5	$10,442.3

Bank facilities
The Company, CB International, the Administrative Agent, and certain other lenders are parties to a credit agreement, as amended and restated, the 2020 Credit Agreement. Also, the Company and the Administrative Agent and Lender are parties to the June 2021 Term Credit Agreement. The principal change effected by the June 2021 amendment was a reduction in LIBOR margin from 0.88% to 0.63% from June 1, 2021, through December 31, 2021.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
As of August 31, 2021, aggregate credit facilities under the 2020 Credit Agreement and the June 2021 Term Credit Agreement consist of the following:

	Amount	Maturity
(in millions)
2020 Credit Agreement
Revolving credit facility (1) (2)	$2,000.0	Sept 14, 2023

June 2021 Term Credit Agreement
2019 Five-Year Term Facility (1) (3)	$491.3	Jun 28, 2024
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
(3)We are the borrower under the 2019 Five-Year Term Facility.

As of August 31, 2021, information with respect to borrowings under the 2020 Credit Agreement and the June 2021 Term Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	LIBOR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
2020 Credit Agreement
Revolving credit facility	$—	—%	—%	$12.2	$1,501.8

June 2021 Term Credit Agreement
2019 Five-Year Term Facility (2) (3)	$300.0	0.7%	0.63%
(1)Net of outstanding revolving credit facility borrowings, outstanding letters of credit under the 2020 Credit Agreement, and outstanding borrowings under our commercial paper program of $486.0 million (excluding unamortized discount) (see “Commercial paper program” below).
(2)Outstanding term loan facilities borrowings are net of unamortized debt issuance costs.
(3)Outstanding borrowings reflect a $142.1 million partial prepayment of the 2019 Five-Year Term Facility under our June 2021 Term Credit Agreement.

We and our subsidiaries are subject to covenants that are contained in the 2020 Credit Agreement and the June 2021 Term Credit Agreement, including those restricting the incurrence of additional indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2020 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility. As of August 31, 2021, we had $486.0 million outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 0.2% and a weighted average remaining term of 15 days.

Senior notes
In July 2021, we issued $1,000.0 million aggregate principal amount of 2.25% senior notes due August 2031. Proceeds from this offering, net of discount and debt issuance costs, were $987.4 million. Interest on

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
the 2.25% July 2021 Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2022. The 2.25% July 2021 Senior Notes are redeemable, in whole or in part, at our option at any time prior to May 1, 2031, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 15 basis points. On or after May 1, 2031, we may redeem the 2.25% July 2021 Senior Notes, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. The 2.25% July 2021 Senior Notes are senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness.

In May 2017, we issued $500.0 million aggregate principal amount of 2.70% senior notes due May 2022. In November 2017, we issued $700.0 million aggregate principal amount of 2.65% senior notes due November 2022. On August 25, 2021, we repaid the 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes with proceeds from the 2.25% July 2021 Senior Notes and cash on hand. These notes were redeemed prior to maturity at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a $26.6 million make-whole payment. The make-whole payment is included in loss on extinguishment of debt within our consolidated results.

10.    INCOME TAXES

Our effective tax rate for the six months ended August 31, 2021, and August 31, 2020, was (15.3)% and 40.7%, respectively. Our effective tax rate for the three months ended August 31, 2021, and August 31, 2020, was 91.7% and 20.6%, respectively.

For the six months ended August 31, 2021, our effective tax rate was lower than the federal statutory rate of 21% primarily due to:
•valuation allowances on a portion of the unrealized net loss from changes in fair value of our investment in Canopy and Canopy equity in earnings (losses), and
•the impact of the long-lived asset impairment of brewery construction in progress.

For the three months ended August 31, 2021, our effective tax rate was higher than the federal statutory rate of 21% primarily due to:
•valuation allowances on the unrealized net loss from changes in fair value of our investment in Canopy and Canopy equity in earnings (losses); partially offset by
•the benefit of lower effective tax rates applicable to our foreign businesses.

For the six months ended August 31, 2020, our effective tax rate was higher than the federal statutory rate of 21% primarily due to:
•valuation allowances on the unrealized net loss from changes in fair value of our investment in Canopy and Canopy equity in earnings (losses), and
•valuation allowances on existing capital loss carryforwards; partially offset by
•the recognition of a net income tax benefit from stock-based compensation award activity.

For the three months ended August 31, 2020, our effective tax rate approximated the federal statutory rate of 21% as the recognition of a net income tax benefit from stock-based compensation award activity was largely offset by (i) valuation allowances on the unrealized net loss from the changes in fair value of our investment in Canopy and Canopy equity in earnings (losses) and (ii) higher effective tax rates from our foreign businesses.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
11.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2021	187,204,280	28,270,288	612,936	17,070,550	5,005,800
Share repurchases	—	—	—	1,696,722	—
Conversion of shares	43,441	(42,810)	(631)	—	—
Exercise of stock options	—	—	781	(116,058)	—
Vesting of restricted stock units (1)	—	—	—	(66,157)	—
Vesting of performance share units (1)	—	—	—	(7,934)	—
Balance at May 31, 2021	187,247,721	28,227,478	613,086	18,577,123	5,005,800
Share repurchases	—	—	—	4,079,651	—
Exercise of stock options	—	—	1,267	(34,736)	—
Employee stock purchases	—	—	—	(28,768)	—
Vesting of restricted stock units (1)	—	—	—	(5,256)	—
Balance at August 31, 2021	187,247,721	28,227,478	614,353	22,588,014	5,005,800

Balance at February 29, 2020	186,090,745	28,300,206	1,692,227	18,256,826	5,005,800
Conversion of shares	2,532	(2,532)	—	—	—
Exercise of stock options	—	—	2,576	(44,593)	—
Vesting of restricted stock units (1)	—	—	—	(76,019)	—
Vesting of performance share units (1)	—	—	—	(17,335)	—
Balance at May 31, 2020	186,093,277	28,297,674	1,694,803	18,118,879	5,005,800
Conversion of shares	684,808	(11,113)	(673,695)	—	—
Exercise of stock options	—	—	—	(781,075)	—
Employee stock purchases	—	—	—	(32,867)	—
Vesting of restricted stock units (1)	—	—	—	(3,514)	—
Balance at August 31, 2020	186,778,085	28,286,561	1,021,108	17,301,423	5,005,800
(1)    Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Six Months Ended August 31,
2021
Restricted Stock Units	36,048	165	36,213
Performance Share Units	4,565	—	4,565

2020
Restricted Stock Units	37,506	187	37,693
Performance Share Units	9,433	—	9,433

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
For the six months ended August 31, 2021, we repurchased 5,776,373 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $1,305.0 million through a combination of open market transactions and an ASR that was announced in June 2021. Subsequent to August 31, 2021, we repurchased 402,642 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $85.5 million through open market transactions. Beginning August 25, 2021, all repurchases were made pursuant to a Rule 10b5-1 trading plan.

As of October 6, 2021, total shares repurchased under the 2018 Authorization and the 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$2,436.4	11,076,620
2021 Authorization	$2,000.0	$—	—

12.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the six months ended August 31, 2021, net income (loss) per common share – diluted for Class A Common Stock and Class B Convertible Common Stock have been computed using the two-class method. For the three months ended August 31, 2021, and for the six months and three months ended August 31, 2020, net income (loss) per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the three months ended August 31, 2021, and for the six months and three months ended August 31, 2020, net income (loss) per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock. The computation of basic and diluted net income (loss) per common share is as follows:

	For the Six Months Ended
	August 31, 2021		August 31, 2020
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(805.8)	$(100.8)	$297.3	$36.9
Conversion of Class B common shares into Class A common shares	—	—	36.9	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	—
Net income (loss) attributable to CBI allocated – diluted	$(805.8)	$(100.8)	$334.2	$36.9

Weighted average common shares outstanding – basic	169.025	23.234	169.841	23.289
Conversion of Class B common shares into Class A common shares (1)	—	—	23.289	—
Stock-based awards, primarily stock options (1)	—	—	1.832	—
Weighted average common shares outstanding – diluted	169.025	23.234	194.962	23.289

Net income (loss) per common share attributable to CBI – basic	$(4.77)	$(4.34)	$1.74	$1.58
Net income (loss) per common share attributable to CBI – diluted	$(4.77)	$(4.34)	$1.71	$1.58

	For the Three Months Ended
	August 31, 2021		August 31, 2020
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$1.3	$0.2	$455.5	$56.6
Conversion of Class B common shares into Class A common shares	0.2	—	56.6	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	(0.4)
Net income (loss) attributable to CBI allocated – diluted	$1.5	$0.2	$512.1	$56.2

Weighted average common shares outstanding – basic	167.447	23.222	170.078	23.284
Conversion of Class B common shares into Class A common shares	23.222	—	23.284	—
Stock-based awards, primarily stock options	1.861	—	1.780	—
Weighted average common shares outstanding – diluted	192.530	23.222	195.142	23.284

Net income (loss) per common share attributable to CBI – basic	$0.01	$0.01	$2.68	$2.43
Net income (loss) per common share attributable to CBI – diluted	$0.01	$0.01	$2.62	$2.42

(1)
For the six months ended August 31, 2021, we have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive, in millions:

	Class B Convertible Common Stock	23.234
	Stock-based awards, primarily stock options	1.936

13.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2021
Net income (loss) attributable to CBI			$(906.6)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$73.0	$—	73.0
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	73.0	—	73.0
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	19.3	(8.5)	10.8
Reclassification adjustments	(20.1)	1.7	(18.4)
Net gain (loss) recognized in other comprehensive income (loss)	(0.8)	(6.8)	(7.6)

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.1)	—	(0.1)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.1)	—	(0.1)
Share of OCI of equity method investments
Net gain (loss)	(26.1)	5.9	(20.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(26.1)	5.9	(20.2)
Other comprehensive income (loss) attributable to CBI	$46.0	$(0.9)	45.1
Comprehensive income (loss) attributable to CBI			$(861.5)

For the Six Months Ended August 31, 2020
Net income (loss) attributable to CBI			$334.2
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(449.0)	$—	(449.0)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(449.0)	—	(449.0)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(163.4)	3.2	(160.2)
Reclassification adjustments	28.0	(1.9)	26.1
Net gain (loss) recognized in other comprehensive income (loss)	(135.4)	1.3	(134.1)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.2)	—	(0.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	—	(0.2)
Share of OCI of equity method investments
Net gain (loss)	34.7	(0.6)	34.1
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	34.7	(0.6)	34.1
Other comprehensive income (loss) attributable to CBI	$(549.9)	$0.7	(549.2)
Comprehensive income (loss) attributable to CBI			$(215.0)

For the Three Months Ended August 31, 2021
Net income (loss) attributable to CBI			$1.5
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(30.0)	$—	(30.0)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(30.0)	—	(30.0)

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(8.2)	1.3	(6.9)
Reclassification adjustments	(12.3)	1.5	(10.8)
Net gain (loss) recognized in other comprehensive income (loss)	(20.5)	2.8	(17.7)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	—	0.1
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1
Share of OCI of equity method investments
Net gain (loss)	(8.0)	1.8	(6.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(8.0)	1.8	(6.2)
Other comprehensive income (loss) attributable to CBI	$(58.4)	$4.6	(53.8)
Comprehensive income (loss) attributable to CBI			$(52.3)

For the Three Months Ended August 31, 2020
Net income (loss) attributable to CBI			$512.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$170.9	$—	170.9
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	170.9	—	170.9
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	37.1	(2.1)	35.0
Reclassification adjustments	20.3	(1.4)	18.9
Net gain (loss) recognized in other comprehensive income (loss)	57.4	(3.5)	53.9
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.7)	0.2	(0.5)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.7)	0.2	(0.5)
Share of OCI of equity method investments
Net gain (loss)	(17.8)	0.4	(17.4)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(17.8)	0.4	(17.4)
Other comprehensive income (loss) attributable to CBI	$209.8	$(2.9)	206.9
Comprehensive income (loss) attributable to CBI			$719.0

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2021	$(392.5)	$43.5	$(4.2)	$17.7	$(335.5)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	73.0	10.8	(0.1)	(20.2)	63.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(18.4)	—	—	(18.4)
Other comprehensive income (loss)	73.0	(7.6)	(0.1)	(20.2)	45.1
Balance, August 31, 2021	$(319.5)	$35.9	$(4.3)	$(2.5)	$(290.4)

14.    BUSINESS SEGMENT INFORMATION

Our internal management financial reporting consists of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we report our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. The Canopy Equity Method Investment makes up the Canopy segment.

In the Beer segment, our portfolio consists of high-end imported beer brands, craft beer, and ABAs. We have an exclusive perpetual brand license to import, market, and sell our Mexican beer portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2021	2020	2021	2020
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$48.1	$(9.4)	$24.0	$17.4
Flow through of inventory step-up	0.1	(0.1)	0.1	(0.1)
Settlements of undesignated commodity derivative contracts	(12.3)	23.6	(8.9)	13.2
Strategic business development costs	(2.6)	(25.1)	—	(0.8)
COVID-19 incremental costs	—	(5.5)	—	(0.9)
Total cost of product sold	33.3	(16.5)	15.2	28.8

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(0.1)	(8.9)	0.8	(5.8)
Net gain (loss) on foreign currency derivative contracts	—	(8.0)	—	—
COVID-19 incremental costs	—	(4.6)	—	1.9
Transaction, integration, and other acquisition-related costs	—	(3.9)	—	(3.1)
Other gains (losses) (1)	(6.1)	4.5	(7.1)	(2.9)
Total selling, general, and administrative expenses	(6.2)	(20.9)	(6.3)	(9.9)

Impairment of brewery construction in progress	(665.9)	—	—	—
Impairment of assets held for sale	—	(3.0)	—	22.0
Comparable Adjustments, Operating income (loss)	$(638.8)	$(40.4)	$8.9	$40.9

(1)	Includes the following:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2021	2020	2021	2020
	Transition services agreements activity	$(7.2)	$—	$(4.9)	$—
	Gain on vineyard sale	$—	$8.8	$—	$—
	Gain (loss) on sale of the Black Velvet Canadian Whisky business	$—	$(3.6)	$—	$(3.0)

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2021	2020	2021	2020
(in millions)
Beer
Net sales	$3,433.3	$3,020.0	$1,861.3	$1,635.9
Segment operating income (loss)	$1,366.1	$1,273.5	$693.0	$695.7
Capital expenditures	$295.8	$198.5	$210.0	$90.2
Depreciation and amortization	$118.5	$92.9	$64.5	$48.6

Wine and Spirits
Net sales:
Wine	$844.9	$1,044.5	$447.2	$544.9
Spirits	119.4	159.3	62.6	79.6
Net sales	$964.3	$1,203.8	$509.8	$624.5
Segment operating income (loss)	$204.4	$325.5	$100.2	$161.5
Income (loss) from unconsolidated investments	$0.2	$1.1	$(1.1)	$(2.4)
Equity method investments (1)	$126.7	$119.2	$126.7	$119.2
Capital expenditures	$54.0	$37.4	$28.3	$27.9
Depreciation and amortization	$39.6	$45.3	$19.7	$22.8

Corporate Operations and Other
Segment operating income (loss)	$(117.4)	$(109.9)	$(62.9)	$(59.4)
Income (loss) from unconsolidated investments	$(0.8)	$0.5	$(0.2)	$0.3
Equity method investments	$112.1	$99.6	$112.1	$99.6
Capital expenditures	$3.6	$41.9	$1.2	$15.5
Depreciation and amortization	$6.5	$7.2	$3.2	$1.6

Canopy
Net sales	$228.1	$160.0	$110.8	$79.7
Segment operating income (loss)	$(337.0)	$(857.6)	$(152.8)	$(124.4)
Capital expenditures	$37.5	$114.4	$16.5	$44.4
Depreciation and amortization	$43.3	$54.6	$20.4	$24.5

Consolidation and Eliminations
Net sales	$(228.1)	$(160.0)	$(110.8)	$(79.7)
Operating income (loss)	$337.0	$857.6	$152.8	$124.4
Income (loss) from unconsolidated investments	$(74.2)	$(65.8)	$(29.9)	$(34.1)
Equity method investments	$2,580.2	$2,713.1	$2,580.2	$2,713.1
Capital expenditures	$(37.5)	$(114.4)	$(16.5)	$(44.4)
Depreciation and amortization	$(43.3)	$(54.6)	$(20.4)	$(24.5)

Comparable Adjustments
Operating income (loss)	$(638.8)	$(40.4)	$8.9	$40.9
Income (loss) from unconsolidated investments	$(1,295.2)	$(587.7)	$(439.6)	$(44.5)

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2021	2020	2021	2020
(in millions)
Consolidated
Net sales	$4,397.6	$4,223.8	$2,371.1	$2,260.4
Operating income (loss)	$814.3	$1,448.7	$739.2	$838.7
Income (loss) from unconsolidated investments (2)	$(1,370.0)	$(651.9)	$(470.8)	$(80.7)
Equity method investments (1)	$2,819.0	$2,931.9	$2,819.0	$2,931.9
Capital expenditures	$353.4	$277.8	$239.5	$133.6
Depreciation and amortization	$164.6	$145.4	$87.4	$73.0

(1)	Equity method investments balance at August 31, 2020, exclude amounts reclassified to assets held for sale.
(2)	Income (loss) from unconsolidated investments consists of:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2021	2020	2021	2020
	(in millions)
	Unrealized net gain (loss) on securities measured at fair value	$(1,335.1)	$(244.9)	$(590.0)	$(47.6)
	Equity in earnings (losses) from Canopy and related activities	(35.3)	(408.6)	120.5	(31.0)
	Equity in earnings (losses) from other equity method investees	0.4	1.6	(1.3)	(2.1)
		$(1,370.0)	$(651.9)	$(470.8)	$(80.7)

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents
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

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended August 31, 2021, and August 31, 2020, and the six months ended August 31, 2021, and August 31, 2020. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents

In the Beer segment, our portfolio consists of high-end imported beer brands, craft beer, and ABAs. We have an exclusive perpetual brand license to import, market, and sell our Mexican beer portfolio in the U.S. In the Wine and Spirits segment, our portfolio includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, legal, public relations, and information technology, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

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

Our business strategy for the Beer segment focuses on leading the high-end segment of the U.S. beer market. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as innovation and continued expansion and construction activities for our Mexico beer operations. Additionally, in an effort to more fully compete in growing sectors of the high-end segment of the U.S. beer market, we have leveraged our innovation capabilities to introduce new brands that align with consumer trends.

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

Our strategy for the Wine and Spirits segment is to build an industry-leading portfolio of higher-end wine and spirits brands. We are investing to meet the evolving needs of consumers, including offering DTC and eCommerce platforms; building brands through consumer insights, sensory expertise, and innovation; and

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
During Second Quarter 2022 we took the following steps to advance our CSR strategy:

•released our 2021 Corporate Social Responsibility Report;
•initiated a short-term investment, consisting of certificates of deposit, in a minority-owned financial institution;
•continued to drive change and enhance diverse representation among our U.S. salaried population;
•completed our global employee match day with employees donating to more than 150 not-for-profit organizations; and
•developed a six-week wellness challenge that provided an opportunity for employees to learn more about conscious consumption and how our portfolio of brands plays a critical role.

COVID-19

COVID-19 containment measures affected us predominantly in the first half of Fiscal 2021 primarily in the reduction of (i) depletion volume on our products in the on-premise business due to bar and restaurant closures and (ii) shipment volume related to the reduced production activity at our major breweries in Mexico which we were able to rectify in the second half of Fiscal 2021. The on-premise business has historically been about 10% to 15% of our depletion volume for beer, wine, and spirits. Our on-premise depletion volumes for Fiscal 2022 may continue to be impacted by regional COVID-19 case volumes, vaccine immunization rates, and new COVID-19 variants. Currently, our breweries, wineries, and bottling facilities are open and operational.

As reflected in the discussion below, we have seen customers shift more of their total shopping spend to online channels since the COVID-19 outbreak, which has led to increased eCommerce, including DTC, sales for our business.

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

Wine and Spirits segment
Paul Masson Divestiture
In January 2021, we sold the Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts. We recognized a net gain of $58.4 million on the sale of business primarily in the fourth quarter of Fiscal 2021. This divestiture is consistent with our increased focus on consumer-led premiumization trends.

Wine and Spirits Divestitures
In January 2021, we sold a portion of our wine and spirits business, including lower-margin, lower-growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities. We have the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing. Also in January 2021, we sold the New Zealand-based Nobilo Wine brand and certain related assets. We recognized a net loss of $33.4 million on the Wine and

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
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

The following presents selected financial information included in our historical consolidated financial statements that are no longer part of our consolidated results of operations following the Paul Masson Divestiture, the Wine and Spirits Divestitures, and the Concentrate Business Divestiture:

	Second Quarter 2021	Six Months 2021
(in millions)
Net sales	$181.4	$368.2
Gross profit	$70.7	$148.6
Marketing (1)	$4.0	$5.3
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

Empathy Wines acquisition
In June 2020, we acquired Empathy Wines, which primarily included the acquisition of goodwill, trademarks, and inventory. This acquisition, which included a digitally-native wine brand, strengthened our position in the DTC and eCommerce markets. The results of operations of Empathy Wines are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition. The Empathy Wines acquisition supported our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

My Favorite Neighbor investment
In April 2020, we invested in My Favorite Neighbor, a super-luxury, DTC focused wine business that is accounted for under the equity method. We recognize our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment. The My Favorite Neighbor investment supported our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Canopy segment
Canopy investment
In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million. This investment expanded our strategic relationship with Canopy.

For additional information on these investments, acquisitions, and divestitures, refer to Notes 3, 5, and 8.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of recent divestitures, as appropriate.

For Second Quarter 2022 compared with Second Quarter 2021

•Our results of operations were negatively impacted by (i) an increase in unrealized net loss from the changes in fair value of our investment in Canopy, (ii) a decrease in Wine and Spirits net sales due largely to the recent divestitures, and (iii) an increase in obsolescence within the Beer segment, driven by hard seltzer, partially offset by equity in earnings from Canopy’s results for Second Quarter 2022 as compared with equity in losses for Second Quarter 2021, and an increase in Beer net sales.

•Net sales increased 5% due to an increase in Beer net sales driven primarily by volume growth, partially offset by the decrease in Wine and Spirits net sales due largely to the recent divestitures.

•Operating income decreased 12% largely due to (i) the increase in obsolescence within the Beer segment, (ii) the decrease in Wine and Spirits net sales, and (iii) a Second Quarter 2021 reduction to the previously recognized impairment of long-lived assets held for sale, partially offset by the increase in Beer net sales.

•Net income attributable to CBI and diluted net income per common share attributable to CBI decreased largely due to the items discussed above.

For Six Months 2022 compared with Six Months 2021

•Our results of operations were negatively impacted by (i) an increase in unrealized net loss from the changes in fair value of our investment in Canopy, (ii) an impairment of long-lived assets for Six Months 2022 in connection with certain assets at the Mexicali Brewery, (iii) a decrease in Wine and Spirits net sales due largely to the recent divestitures, and (iv) an increase in obsolescence within the Beer segment, driven by hard seltzer, partially offset by a decrease in equity in losses from Canopy’s results, as well as an increase in Beer net sales.

•Net sales increased 4% due to an increase in Beer net sales driven primarily by volume growth, partially offset by the decrease in Wine and Spirits net sales due largely to the recent divestitures.

•Operating income decreased 44% largely due to (i) the impairment of long-lived assets in connection with certain assets at the Mexicali Brewery, (ii) the decrease in Wine and Spirits net sales, (iii) an increase in marketing spend for both the Beer and Wine and Spirits segments, driven by timing, and (iv) the increase in obsolescence within the Beer segment, partially offset by the increase in Beer net sales.

•Net loss attributable to CBI and diluted net loss per common share attributable to CBI increased largely due to the items discussed above, partially offset by a decrease in the provision for income taxes.

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Second Quarter 2022	Second Quarter 2021	Six Months 2022	Six Months 2021
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$24.0	$17.4	$48.1	$(9.4)
Flow through of inventory step-up	0.1	(0.1)	0.1	(0.1)
Settlements of undesignated commodity derivative contracts	(8.9)	13.2	(12.3)	23.6
Strategic business development costs	—	(0.8)	(2.6)	(25.1)
COVID-19 incremental costs	—	(0.9)	—	(5.5)
Total cost of product sold	15.2	28.8	33.3	(16.5)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	0.8	(5.8)	(0.1)	(8.9)
Transaction, integration, and other acquisition-related costs	—	(3.1)	—	(3.9)
Net gain (loss) on foreign currency derivative contracts	—	—	—	(8.0)
COVID-19 incremental costs	—	1.9	—	(4.6)
Other gains (losses)	(7.1)	(2.9)	(6.1)	4.5
Total selling, general, and administrative expenses	(6.3)	(9.9)	(6.2)	(20.9)

Impairment of brewery construction in progress	—	—	(665.9)	—
Impairment of assets held for sale	—	22.0	—	(3.0)
Comparable Adjustments, Operating income (loss)	$8.9	$40.9	$(638.8)	$(40.4)

Income (loss) from unconsolidated investments	$(439.6)	$(44.5)	$(1,295.2)	$(587.7)

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
Selling, general, and administrative expenses
Restructuring and other strategic business development costs
We recognized costs primarily in connection with costs to optimize our portfolio, gain efficiencies, and reduce our cost structure within the Wine and Spirits segment (Second Quarter 2021, Six Months 2021).

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

Other gains (losses)
We recognized other gains (losses) primarily in connection with (i) transition services agreements activity related to the Wine and Spirits Divestitures (Second Quarter 2022, Six Months 2022), (ii) a loss in connection with working capital adjustments on the sale of the Black Velvet Canadian Whisky business (Second Quarter 2021, Six Months 2021), and (iii) a gain recognized on the sale of a vineyard (Six Months 2021).

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

Income (loss) from unconsolidated investments
We recognized an unrealized gain (loss) primarily from (i) the changes in fair value of our securities measured at fair value and (ii) equity in earnings (losses) from Canopy’s results, including equity in losses from Canopy largely related to costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand. For additional information, refer to Notes 5 and 8.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
Business segments
Second Quarter 2022 compared to Second Quarter 2021

Net sales

	Second Quarter 2022	Second Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$1,861.3	$1,635.9	$225.4	14%
Wine and Spirits:
Wine	447.2	544.9	(97.7)	(18%)
Spirits	62.6	79.6	(17.0)	(21%)
Total Wine and Spirits	509.8	624.5	(114.7)	(18%)
Canopy	110.8	79.7	31.1	39%
Consolidation and Eliminations	(110.8)	(79.7)	(31.1)	(39%)
Consolidated net sales	$2,371.1	$2,260.4	$110.7	5%

Beer segment	Second Quarter 2022	Second Quarter 2021	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,861.3	$1,635.9	$225.4	14%

Shipment volume	101.0	90.4		11.7%

Depletion volume (1)				7.3%
(1)Depletions represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is largely due to (i) $191.1 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand and a return to on-premise, including bars and restaurants, and (ii) $41.9 million favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by $9.2 million of unfavorable product mix shift. Second Quarter 2022 depletion volume was moderated as distributors faced shipment challenges resulting from lower product inventory levels and severe weather. Product inventories continue to be tight and are expected to return to normal levels by the end of Fiscal 2022.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents

Wine and Spirits segment	Second Quarter 2022	Second Quarter 2021	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$509.8	$624.5	$(114.7)	(18%)

Shipment volume
Total	7.4	11.6		(36.2%)
Organic (2)	7.4	7.0		5.7%

U.S. Domestic	6.3	10.7		(41.1%)
Organic U.S. Domestic (2)	6.3	6.3		—%

Depletion volume (1) (2)				(2.3%)
(2)Includes an adjustment to remove volume associated with the Wine and Spirits Divestitures and Paul Masson Divestiture for the period June 1, 2020, through August 31, 2020.

The decrease in Wine and Spirits net sales is due to $181.4 million from the recent divestitures, partially offset by a $66.7 million increase in organic net sales. The increase in organic net sales is driven by (i) $41.0 million increase from favorable product mix shift, (ii) $12.2 million increase in branded wine and spirits volume attributable to our continued focus on growing our brands and an overlap of lower volumes in Second Quarter 2021 mainly from on-premise and retail tasting room closures as a result of COVID-19 containment measures, and (iii) $11.2 million increase primarily from bulk wine net sales in connection with the 2020 U.S. wildfires. The increase in organic net sales was negatively impacted by global supply chain logistics and route to market changes. For Second Quarter 2022, the organic U.S. shipment volume was ahead of the U.S. depletion volume largely driven by a challenging overlap due to consumer pantry loading behavior in Second Quarter 2021. We expect U.S. shipment volume and depletion volume to be generally aligned for the second half of Fiscal 2022.

Canopy segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag. Accordingly, we recognize our share of Canopy’s earnings (losses) for the periods (i) April through June 2021, in our Second Quarter 2022 results, (ii) April through June 2020, in our Second Quarter 2021 results, (iii) January through June 2021, in our Six Months 2022 results, and (iv) January through June 2020, in our Six Months 2021 results. Although we own less than 100% of the outstanding shares of Canopy, 100% of the Canopy results are included and subsequently eliminated in order to reconcile to our consolidated financial statements. See “Income (loss) from unconsolidated investments” below for a discussion of Canopy’s net sales, gross profit (loss), selling, general, and administrative expenses, and operating income (loss). This discussion is based on information Canopy has publicly disclosed.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
Gross profit

	Second Quarter 2022	Second Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$984.0	$910.5	$73.5	8%
Wine and Spirits	230.5	276.5	(46.0)	(17%)
Canopy	22.2	4.7	17.5	NM
Consolidation and Eliminations	(22.2)	(4.7)	(17.5)	NM
Comparable Adjustments	15.2	28.8	(13.6)	(47%)
Consolidated gross profit	$1,229.7	$1,215.8	$13.9	1%

The increase in Beer is primarily due to $107.0 million of volume growth, $41.9 million of favorable impact from pricing, and approximately $8 million primarily from favorable product mix shift, partially offset by $82.1 million of higher cost of product sold. The higher cost of product sold is largely due to (i) a $66.0 million increase in obsolescence primarily from excess inventory of hard seltzers resulting from a slowdown in the overall category, (ii) a $21.5 million increase in brewery costs primarily driven by higher compensation and benefits, and (iii) $16.2 million of higher depreciation, partially offset by (i) $27.7 million of favorable fixed cost absorption related to an overlap of production focused on our fastest moving products and packaging sizes to meet forecasted demand following reduced production levels in early Fiscal 2021 as a result of COVID-19 containment measures.

The decrease in Wine and Spirits gross profit is due to a decrease of $70.7 million from the recent divestitures, partially offset by a $24.7 million increase in organic gross profit. The increase in organic gross profit is attributable to (i) a $27.5 million increase from favorable product mix shift and (ii) $5.2 million of growth in branded wine and spirits volume, driven by our continued focus on growing our brands as well as the return of our on-premise business, including bars, restaurants, and tasting rooms following COVID-19 containment measures, partially offset by $10.7 million of higher cost of product sold. The higher cost of product sold was largely attributable to unfavorable fixed cost absorption including $8.0 million primarily from decreased production levels at certain facilities as a result of both a late frost in New Zealand and the 2020 U.S. wildfires which reduced the respective grape harvests and $7.9 million of increased transportation costs resulting from global supply chain logistics, including inflation, and route to market changes, partially offset by lower grape raw materials and other cost savings initiatives.

Gross profit as a percent of net sales decreased to 51.9% for Second Quarter 2022 compared with 53.8% for Second Quarter 2021. This decrease was largely due to (i) approximately 360 basis points of rate decline from cost of product sold within the Beer segment, driven by the increase in obsolescence, (ii) an unfavorable change of approximately 60 basis points in Comparable Adjustments, and (iii) approximately 45 basis points of rate decline from cost of product sold within the Wine and Spirits segment, partially offset by (i) approximately 125 basis points of favorable impact from the recent lower-margin wine and spirits divestitures, (ii) approximately 85 basis points of favorable impact from Beer pricing in select markets, and (iii) approximately 60 basis points primarily related to favorable product mix shift within the Beer segment.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents
Selling, general, and administrative expenses

	Second Quarter 2022	Second Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$291.0	$214.8	$76.2	35%
Wine and Spirits	130.3	115.0	15.3	13%
Corporate Operations and Other	62.9	59.4	3.5	6%
Canopy	175.0	129.1	45.9	36%
Consolidation and Eliminations	(175.0)	(129.1)	(45.9)	(36%)
Comparable Adjustments	6.3	9.9	(3.6)	(36%)
Consolidated selling, general, and administrative expenses	$490.5	$399.1	$91.4	23%

The increase in Beer is primarily due to $46.8 million of higher marketing spend and $29.0 million of increased general and administrative expenses. The higher marketing spend was driven by timing as many of our planned investments to support the growth of our Mexican beer portfolio through media and event sponsorships were suspended or canceled in Second Quarter 2021, resulting from COVID-19 containment measures which shifted our normal spend to the second half of Fiscal 2021. The increase in general and administrative expenses was driven primarily by increased legal expense, higher compensation and benefits, and increased depreciation and other costs related to the implementation of a new ERP.

The increase in Wine and Spirits is primarily due to $10.1 million of higher marketing spend and $6.8 million increased general and administrative expenses. The higher marketing spend was driven by timing as many of our planned investments to support the growth of our brands through media and event sponsorships were suspended or canceled in Second Quarter 2021, resulting from COVID-19 containment measures which shifted our normal spend to the second half of Fiscal 2021. The increase in general and administrative expenses was driven by increased depreciation and other costs related to the implementation of a new ERP, and higher compensation and benefits.

The increase in Corporate Operations and Other is largely due to approximately a $2 million increase in travel as compared to reduced travel in Second Quarter 2021 resulting from COVID-19 containment measures.

Selling, general, and administrative expenses as a percent of net sales increased to 20.7% for Second Quarter 2022 as compared with 17.7% for Second Quarter 2021. The increase is driven largely by (i) an increase in Beer selling, general, and administrative expenses, which resulted in approximately 155 basis points of rate growth, (ii) approximately 120 basis points of rate growth in connection with the recent wine and spirits divestitures, and (iii) the increase in Wine and Spirits selling, general, and administrative expenses exceeding the increase in organic net sales, adding 30 basis points of rate growth.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
Operating income (loss)

	Second Quarter 2022	Second Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$693.0	$695.7	$(2.7)	—%
Wine and Spirits	100.2	161.5	(61.3)	(38%)
Corporate Operations and Other	(62.9)	(59.4)	(3.5)	(6%)
Canopy	(152.8)	(124.4)	(28.4)	(23%)
Consolidation and Eliminations	152.8	124.4	28.4	23%
Comparable Adjustments	8.9	40.9	(32.0)	(78%)
Consolidated operating income (loss)	$739.2	$838.7	$(99.5)	(12%)

Beer remained relatively flat primarily attributable to higher obsolescence, marketing spend, and increased general and administrative expenses, as described above, largely offset by the strong volume growth within our Mexican beer portfolio and favorable pricing impact.

The decrease in Wine and Spirits is largely attributable to the recent divestitures, unfavorable cost of product sold, and higher marketing spend, partially offset by the increase in organic net sales, led by favorable product mix shift.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to the increase in travel as compared to Second Quarter 2021.

Income (loss) from unconsolidated investments
General

	Second Quarter 2022	Second Quarter 2021	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value	$(590.0)	$(47.6)	$(542.4)	NM
Equity in earnings (losses) from Canopy and related activities	120.5	(31.0)	151.5	NM
Equity in earnings (losses) from other equity method investees	(1.3)	(2.1)	0.8	38%
	$(470.8)	$(80.7)	$(390.1)	NM

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents

Canopy segment
Canopy net sales increased to $110.8 million for Second Quarter 2022 from $79.7 million for Second Quarter 2021. This increase of $31.1 million, or 39% is primarily attributable to increases in Canadian recreational sales and other consumer product sales. The Canadian recreational sales for Second Quarter 2022 benefited from (i) opening of retail stores across Canada, (ii) growth resulted from their recent acquisitions of AV Cannabis Inc. and Supreme Cannabis Company, Inc., and (iii) removal of COVID-19 containment measures which adversely impacted Canopy’s results in Second Quarter 2021. The increase in other consumer product sales largely resulted from expanded U.S. distribution for (i) vaporizers sold by Storz & Bickel GmbH & Co. KG and (ii) sports nutrition beverages and mixes sold by BioSteel. Canopy gross profit (loss) increased to $22.2 million for Second Quarter 2022 from $4.7 million for Second Quarter 2021. This increase of $17.5 million is primarily driven by increased net sales, favorable fixed cost absorption, and payroll subsidies received from the Canadian government in Second Quarter 2022 pursuant to a COVID-19 relief program. Canopy selling, general, and administrative expenses increased $45.9 million primarily from an increase in restructuring charges and sales and marketing expenses, partially offset by a decrease in stock-based compensation expense. The combination of these factors were the main contributors to the increase in operating loss of $28.4 million.

Interest expense
Interest expense decreased to $95.8 million for Second Quarter 2022 from $100.2 million for Second Quarter 2021. This decrease of $4.4 million or 4% is predominantly due to lower average borrowings of approximately $1.2 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of a make-whole payment in connection with the early redemption of our 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes (Second Quarter 2022).

(Provision for) benefit from income taxes
Our effective tax rate for Second Quarter 2022 was 91.7% as compared with 20.6% for Second Quarter 2021. In comparison to prior year, our taxes were impacted primarily by:

•valuation allowances on the unrealized net loss from changes in fair value of our investment in Canopy and Canopy equity in earnings (losses); and
•a lower net income tax benefit from stock-based compensation award activity for Second Quarter 2022 from changes in option exercise activity.

For additional information, refer to Note 10.

Net income (loss) attributable to CBI
Net income attributable to CBI decreased to $1.5 million for Second Quarter 2022 from $512.1 million for Second Quarter 2021. This decrease in net income of $510.6 million is largely attributable to (i) the increase in unrealized net loss from the changes in fair value of our investment in Canopy in Second Quarter 2022 as compared with Second Quarter 2021, (ii) the decrease in Wine and Spirits net sales largely due to the recent divestitures, and (iii) the increase in obsolescence within the Beer segment, partially offset by (i) equity in earnings from Canopy’s results for Second Quarter 2022 as compared with equity in losses for Second Quarter 2021 and (ii) volume growth within the Beer segment.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
Six Months 2022 compared to Six Months 2021

Net sales

	Six Months 2022	Six Months 2021	Dollar Change	Percent Change
(in millions)
Beer	$3,433.3	$3,020.0	$413.3	14%
Wine and Spirits:
Wine	844.9	1,044.5	(199.6)	(19%)
Spirits	119.4	159.3	(39.9)	(25%)
Total Wine and Spirits	964.3	1,203.8	(239.5)	(20%)
Canopy	228.1	160.0	68.1	43%
Consolidation and Eliminations	(228.1)	(160.0)	(68.1)	(43%)
Consolidated net sales	$4,397.6	$4,223.8	$173.8	4%

Beer segment	Six Months 2022	Six Months 2021	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$3,433.3	$3,020.0	$413.3	14%

Shipment volume	185.8	166.6		11.5%

Depletion volume (1)				8.8%
(1)Depletions represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data.

The increase in Beer net sales is largely due to (i) $344.7 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand and a return to on-premise, including bars and restaurants, and (ii) $81.5 million favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by $17.8 million of unfavorable product mix shift. The increase in beer net sales was tempered by supply shortages from severe winter storms in early Fiscal 2022. Six Months 2021 depletion volume was moderated as distributors faced shipment challenges resulting from lower product inventory levels and severe weather.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents

Wine and Spirits segment	Six Months 2022	Six Months 2021	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$964.3	$1,203.8	$(239.5)	(20%)

Shipment volume
Total	14.1	22.4		(37.1%)
Organic (2)	14.1	13.3		6.0%

U.S. Domestic	12.3	20.6		(40.3%)
Organic U.S. Domestic (2)	12.3	11.7		5.1%

Depletion volume (1) (2)				(4.8%)
(2)Includes an adjustment to remove volume associated with the Wine and Spirits Divestitures and Paul Masson Divestiture for the period March 1, 2020, through August 31, 2020.

The decrease in Wine and Spirits net sales is due to $368.2 million from the recent divestitures, partially offset by a $128.7 million increase in organic net sales. The increase in organic net sales is driven by (i) $51.9 million increase from favorable product mix shift, (ii) $38.7 million increase in branded wine and spirits volume attributable to our continued focus on growing our brands and an overlap of lower volumes in Six Months 2021 mainly from on-premise and retail tasting room closures as a result of COVID-19 containment measures, and (iii) $25.7 million increase primarily from bulk wine net sales in connection with the 2020 U.S. wildfires. The increase in organic net sales was negatively impacted by global supply chain logistics and route to market changes. For Six Months 2022, the organic U.S. shipment volume was ahead of the U.S. depletion volume largely driven by a challenging overlap due to consumer pantry loading behavior in Second Quarter 2021 and timing related to transition activities with distributors that occurred at the end of Fiscal 2021.

Gross profit

	Six Months 2022	Six Months 2021	Dollar Change	Percent Change
(in millions)
Beer	$1,877.7	$1,680.2	$197.5	12%
Wine and Spirits	438.0	540.4	(102.4)	(19%)
Canopy	29.9	(52.6)	82.5	NM
Consolidation and Eliminations	(29.9)	52.6	(82.5)	NM
Comparable Adjustments	33.3	(16.5)	49.8	NM
Consolidated gross profit	$2,349.0	$2,204.1	$144.9	7%

The increase in Beer is primarily due to $193.0 million of volume growth and $81.5 million of favorable impact from pricing, partially offset by $80.2 million of higher cost of product sold. The higher cost of product sold is largely due to (i) a $78.2 million increase in obsolescence primarily from excess inventory of hard seltzers resulting from a slowdown in the overall category, (ii) $35.6 million of brewery costs primarily driven by compensation and benefits and maintenance, and (iii) $16.3 million of higher depreciation, partially offset by $39.8 million of favorable fixed cost absorption as a result of COVID-19 containment measures related to an overlap of (i) production focused on our fastest moving products and packaging sizes to meet forecasted demand in Second Quarter 2021 and (ii) reduced production in early Fiscal 2021 as well as $13.2 million of foreign currency transactional benefits.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents

The decrease in Wine and Spirits gross profit is due to a decrease of $148.6 million from the recent divestitures, partially offset by a $46.2 million increase in organic gross profit. The increase in organic gross profit is attributable to (i) $25.2 million increase from favorable product mix shift, (ii) $18.9 million of growth in branded wine and spirits volume, driven by our continued focus on growing our brands as well as the return of our on-premise business, including bars, restaurants, and tasting rooms following COVID-19 containment measures, (iii) $6.2 million of favorable pricing, and (iv) $5.8 million primarily related to favorable DTC mix, partially offset by $11.2 million of higher cost of product sold. Higher cost of product sold was largely attributable to $14.2 million of increased transportation costs resulting from global supply chain logistics, including inflation, and route to market changes and $11.0 million from unfavorable fixed cost absorption. The unfavorable fixed cost absorption primarily resulted from decreased production levels at certain facilities as a result of both the 2020 U.S. wildfires and a late frost in New Zealand which reduced the respective grape harvests, partially offset by lower grape raw materials and other cost saving initiatives.

Gross profit as a percent of net sales increased to 53.4% for Six Months 2022 compared with 52.2% for Six Months 2021. This increase was largely due to (i) a favorable change of approximately 110 basis points in Comparable Adjustments, (ii) approximately 105 basis points of favorable impact from the recent lower-margin wine and spirits divestitures, and (iii) approximately 85 basis points of favorable impact from Beer pricing in select markets, partially offset by approximately 175 basis points of rate decline from cost of product sold within the Beer segment, driven by the increase in obsolescence.

Selling, general, and administrative expenses

	Six Months 2022	Six Months 2021	Dollar Change	Percent Change
(in millions)
Beer	$511.6	$406.7	$104.9	26%
Wine and Spirits	233.6	214.9	18.7	9%
Corporate Operations and Other	117.4	109.9	7.5	7%
Canopy	366.9	805.0	(438.1)	(54%)
Consolidation and Eliminations	(366.9)	(805.0)	438.1	54%
Comparable Adjustments	6.2	20.9	(14.7)	(70%)
Consolidated selling, general, and administrative expenses	$868.8	$752.4	$116.4	15%

The increase in Beer is primarily due to $73.7 million of higher marketing spend and $30.7 million increased general and administrative expenses. The higher marketing spend was driven by timing as many of our planned investments to support the growth of our Mexican beer portfolio through media and event sponsorships were suspended or canceled in Six Months 2021, resulting from COVID-19 containment measures which shifted our normal spend to the second half of Fiscal 2021. The increase in general and administrative expenses was primarily driven by increased legal expense, higher compensation and benefits, and increased depreciation and other costs related to the implementation of a new ERP.

The increase in Wine and Spirits is primarily due to $12.4 million of higher marketing spend and $9.7 million increased general and administrative expenses. The higher marketing spend was driven by timing as many of our planned investments to support the growth of our brands through media and event sponsorships were suspended or canceled in Six Months 2021, resulting from COVID-19 containment measures which shifted our normal spend to the second half of Fiscal 2021. The increase in general and administrative expenses was driven by increased depreciation and other costs related to the implementation of a new ERP and higher compensation and benefits.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents

The increase in Corporate Operations and Other is largely due to approximately a $6 million increase in consulting services, primarily related to the implementation of a new ERP, and $5 million increase in compensation and benefits, partially offset by a $5 million favorable foreign currency impact as compared to Six Months 2021.

Selling, general, and administrative expenses as a percent of net sales increased to 19.8% for Six Months 2022 as compared with 17.8% for Six Months 2021. The increase is driven largely by approximately 130 basis points of rate growth in connection with the recent wine and spirits divestitures and an increase in Beer selling, general, and administrative expenses, which resulted in approximately 75 basis points of rate growth. The increase was partially offset by the favorable change in Comparable Adjustments, contributing approximately 30 basis points of rate decline.

Operating income (loss)

	Six Months 2022	Six Months 2021	Dollar Change	Percent Change
(in millions)
Beer	$1,366.1	$1,273.5	$92.6	7%
Wine and Spirits	204.4	325.5	(121.1)	(37%)
Corporate Operations and Other	(117.4)	(109.9)	(7.5)	(7%)
Canopy	(337.0)	(857.6)	520.6	61%
Consolidation and Eliminations	337.0	857.6	(520.6)	(61%)
Comparable Adjustments	(638.8)	(40.4)	(598.4)	NM
Consolidated operating income (loss)	$814.3	$1,448.7	$(634.4)	(44%)

The increase in Beer is largely attributable to the strong volume growth within our Mexican beer portfolio and favorable pricing impact, partially offset by higher obsolescence, marketing spend, and general and administrative expenses, as discussed above.

The decrease in Wine and Spirits is largely attributable to the recent divestitures, higher marketing spend, unfavorable cost of product sold, and increased general and administrative expenses, partially offset by the increase in organic net sales, led by favorable product mix shift and branded wine and spirits volume growth.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to the increase in consulting services and compensation and benefit costs, partially offset by favorable foreign currency impact as compared to Six Months 2021.

Income (loss) from unconsolidated investments
General

	Six Months 2022	Six Months 2021	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value	$(1,335.1)	$(244.9)	$(1,090.2)	NM
Equity in earnings (losses) from Canopy and related activities (1)	(35.3)	(408.6)	373.3	91%
Equity in earnings (losses) from other equity method investees	0.4	1.6	(1.2)	(75%)
	$(1,370.0)	$(651.9)	$(718.1)	(110%)

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents
(1)Includes $70.0 million and $235.4 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand for Six Months 2022 and Six Months 2021, respectively.

Canopy segment
Canopy net sales increased to $228.1 million for Six Months 2022 from $160.0 million for Six Months 2021. This increase of $68.1 million, or 43% is primarily attributable to an increase in Canadian recreational sales and other consumer product sales. The Canadian recreational sales for Six Months 2022 benefited from (i) opening of retail stores across Canada, (ii) the removal of COVID-19 containment measures which adversely impacted Canopy’s results in Six Months 2021, and (iii) growth in flower sales. The increase in other consumer product sales largely resulted from expanded U.S. distribution for (i) sales of sports nutrition beverages and mixes sold by BioSteel and (ii) vaporizers sold by Storz & Bickel GmbH & Co. KG. Canopy gross profit (loss) increased to $29.9 million for Six Months 2022 from $(52.6) million for Six Months 2021. This increase of $82.5 million is primarily driven by inventory write-downs for Six Months 2021 related to its organizational and strategic review of their business and increased net sales for Six Months 2022. Canopy selling, general, and administrative expenses decreased $438.1 million primarily from a reduction in (i) asset impairment and restructuring charges related to their decision to close greenhouse facilities as well as other changes related to its organizational and strategic review of their business and (ii) stock-based compensation expense. The combination of these factors were the main contributors to the $520.6 million decrease in operating loss.

Interest expense
Interest expense decreased to $182.5 million for Six Months 2022 from $200.2 million for Six Months 2021. This decrease of $17.7 million, or 9% is predominantly due to lower average borrowings of approximately $1.5 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of a make-whole payment in connection with the early redemption of our 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes (Six Months 2022) and 2.25% November 2017 senior notes (Six Months 2021).

(Provision for) benefit from income taxes
Our effective tax rate for Six Months 2022 was (15.3)% as compared with 40.7% for Six Months 2021. In comparison to prior year, our taxes were impacted primarily by:

•valuation allowances on a portion of the unrealized net loss from changes in fair value of our investment in Canopy and Canopy equity in earnings (losses); and
•the effective tax rates applicable to our foreign businesses, including the impact of the long-lived asset impairment of brewery construction in progress; partially offset by
•a lower net income tax benefit from stock-based compensation award activity for Six Months 2022 from changes in option exercise activity.

For additional information, refer to Note 10.

We expect our reported effective tax rate for Fiscal 2022 to be in the range of 82% to 84%. This range includes the impacts of the long-lived asset impairment of brewery construction in progress and the unrealized net losses from our Canopy investment for Six Months 2022. For additional information, refer to Note 5. Since estimates are not currently available, this range does not reflect any future changes in the fair value of our Canopy investment measured at fair value and any future equity in earnings (losses) and related activities from the Canopy Equity Method Investment.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $(906.6) million for Six Months 2022 from $334.2 million for Six Months 2021. This decrease of $1,240.8 million is largely attributable to (i) the increase in unrealized net loss from the changes in fair value of our investment in Canopy, (ii) the impairment of long-lived assets for Six Months 2022 in connection with certain assets at the Mexicali Brewery, (iii) the decrease in Wine and Spirits net sales due largely to the recent divestitures, and (iv) the increase in obsolescence within the Beer segment, partially offset by strong volume growth within the Beer segment and a decrease in the provision for income taxes.

Liquidity and Capital Resources

General

Our primary source of liquidity has been cash flow from operating activities. Our ability to consistently generate robust cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Our largest use of cash in our operations is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used this cash flow to repay our short-term borrowings and fund capital expenditures. Additionally, our commercial paper program is used to fund our short-term borrowing requirements and to maintain our access to the capital markets. We use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures.

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

As of August 31, 2021, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $6.1 billion based on the terms of the November 2018 Canopy Warrants.

Cash flows

	Six Months 2022	Six Months 2021	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$1,525.9	$1,444.9	$81.0
Investing activities	(377.1)	(455.3)	78.2
Financing activities	(1,506.4)	(872.1)	(634.3)
Effect of exchange rate changes on cash and cash equivalents	0.4	5.7	(5.3)
Net increase (decrease) in cash and cash equivalents	$(357.2)	$123.2	$(480.4)

Operating activities
The increase in net cash provided by operating activities for Six Months 2022 is largely due to strong cash flow from the Beer segment driven primarily by the segment’s solid net sales results and benefits from (i) accounts payable primarily attributable to the timing of payments for both the Beer and Wine and Spirits segments, (ii) other accrued expenses and liabilities for the Beer segment primarily from the timing of certain marketing invoices, and (iii) an exclusivity payment in connection with distribution arrangements for our U.S. wine and spirits brand portfolio. The increase in net cash provided by operating activities was partially offset by higher inventory

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents
levels for the Beer segment largely resulting from COVID-19 related containment measures in Six Months 2021 and increased accounts receivable for the Wine and Spirits segment. Additionally, the increase in net cash provided by operating activities was partially offset by higher income tax payments in Six Months 2022 as compared to Six Months 2021 primarily due to benefits resulting from stock-based compensation award activity.

Investing activities
Net cash used in investing activities for Six Months 2022 decreased primarily due to the $173.9 million exercise of the November 2017 Canopy Warrants in May 2020. The decrease was partially offset by higher capital expenditures of $75.6 million and lower proceeds from sale of business of $36.5 million for Six Months 2022 as compared with Six Months 2021.

Financing activities
The increase in net cash provided by (used in) financing activities consists of:

	Six Months 2022	Six Months 2021	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$96.0	$(598.9)	$694.9
Dividends paid	(289.3)	(287.6)	(1.7)
Purchases of treasury stock	(1,305.0)	—	(1,305.0)
Net cash provided by stock-based compensation activities	13.1	24.4	(11.3)
Distributions to noncontrolling interests	(21.2)	(10.0)	(11.2)
Net cash provided by (used in) financing activities	$(1,506.4)	$(872.1)	$(634.3)

Debt

Total debt outstanding as of August 31, 2021, amounted to $10,573.5 million, an increase of $131.2 million from February 28, 2021. This increase consisted of:

Debt repayment	Debt issuance

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 48

MD&A	Table of Contents
Bank facilities
In June 2021, the Company and the Administrative Agent and Lender further amended the March 2020 Term Credit Agreement. The principal change effected by the June 2021 amendment was a reduction in LIBOR margin from 0.88% to 0.63% from June 1, 2021, through December 31, 2021.

Senior Notes
In July 2021, we issued the 2.25% July 2021 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $987.4 million were used towards the repayment of our 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes.

General
The majority of our outstanding borrowings as of August 31, 2021, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2023 to calendar 2050, and a variable-rate senior unsecured term loan facility under our June 2021 Term Credit Agreement, originally entered into in June 2019, with a calendar 2024 maturity date.

Additionally, we have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2020 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility.

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

We had the following borrowing capacity available under our 2020 Credit Agreement:

	Remaining Borrowing Capacity
	August 31, 2021	October 1, 2021
(in millions)
Revolving credit facility (1)	$1,501.8	$1,635.8
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

We and our subsidiaries are subject to covenants that are contained in our 2020 Credit Agreement, including those restricting the incurrence of additional indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2020 Credit Agreement. As of August 31, 2021, under our 2020 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

The representations, warranties, covenants, and events of default set forth in our June 2021 Term Credit Agreement are substantially similar to those set forth in our 2020 Credit Agreement.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 49

MD&A	Table of Contents
Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of August 31, 2021, we were in compliance with our covenants under our 2020 Credit Agreement, our June 2021 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2021 Annual Report and Note 9.

Common stock dividends

On October 5, 2021, our Board of Directors declared a quarterly cash dividend of $0.76 per share of Class A Common Stock, $0.69 per share of Class B Convertible Common Stock, and $0.69 per share of Class 1 Common Stock payable on November 19, 2021, to stockholders of record of each class on November 5, 2021.

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

During Six Months 2022, we repurchased 5,776,373 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $1,305.0 million, or an average cost of $225.92 per share, through a combination of open market transactions and an ASR that was announced in June 2021. The shares repurchased pursuant to the ASR, at an average purchase price paid of $223.17 per share, include (i) 1,731,752 shares of Class A Common Stock that were received in July 2021 and (ii) 508,645 shares of Class A Common Stock received in August 2021 in connection with the early termination of the calculation period for the ASR by the counterparty to the ASR transaction. We primarily used cash on hand to pay the purchase price for the repurchased shares.

As of October 6, 2021, total shares repurchased under the 2018 Authorization and 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$2,436.4	11,076,620
2021 Authorization	$2,000.0	$—	—

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 50

MD&A	Table of Contents

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

Accounting Guidance

Accounting guidance adopted for Six Months 2022 did not have a material impact on our Financial Statements.

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
•The statements regarding the potential impact to supply, production levels, and costs due to wildfires and severe weather events.
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
•The statements regarding the Wine and Spirits Divestitures, including potential amount of contingent consideration.
•The statements regarding Canopy’s expectations and the transaction with Acreage.

When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 51

MD&A	Table of Contents
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

•the duration and impact of the COVID-19 pandemic, including but not limited to the impact and severity of new variants, the efficacy of the vaccine rollout, the closure of non-essential businesses, which may include our manufacturing facilities, and other associated governmental containment actions, may vary from our current expectations, and the increase in cyber-security attacks that have occurred while non-production employees work remotely;
•the actual impact to supply, production levels, and costs due to wildfires and severe weather events may vary from our current expectations due to, among other reasons, the actual severity and geographical reach of wildfires and severe weather events;
•the actual balance of supply and demand for our products and percentage of our portfolio distributed through any particular distributor will vary from current expectations due to, among other reasons, actual raw material and water supply, actual shipments to distributors, and actual consumer demand;
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
•the amount and timing of future dividends are subject to the determination and discretion of the board of directors and may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings;
•the fair value of our investment in Canopy may vary due to market and economic conditions in Canopy’s markets and business locations;
•the accuracy of management’s projections relating to the Canopy investment may vary from management’s current expectations due to Canopy’s actual results and market and economic conditions;
•the timeframe and actual costs associated with the beer operations expansion activities and amount of impairment for non-recoverable brewery construction assets in Mexico may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, results of discussions with government officials in Mexico, actual amount of non-recoverable brewery construction assets, and other factors as determined by management;
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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 52

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of August 31, 2021, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar, and Canadian dollar. Approximately 100% of our balance sheet exposures and 74% of our forecasted transactional exposures for the remaining six months of Fiscal 2022 were hedged as of August 31, 2021.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2021, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 63% of our forecasted transactional exposures for the remaining six months of Fiscal 2022 were hedged as of August 31, 2021.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
(in millions)
Foreign currency contracts	$1,927.9	$1,894.0	$59.4	$(47.6)	$(120.4)	$148.8
Commodity derivative contracts	$187.0	$246.5	$53.3	$(25.5)	$(23.0)	$20.2

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 53

OTHER KEY INFORMATION	Table of Contents
The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
(in millions)
Fixed interest rate debt	$9,869.2	$10,568.7	$(10,897.6)	$(11,859.4)	$(852.4)	$(875.3)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $2.1 million and $8.4 million for the six months ended August 31, 2021, and August 31, 2020, respectively.

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

As of August 31, 2021, the fair value of our investment in the Canopy warrants and the Canopy convertible debt securities was $486.5 million, with an unrealized net gain (loss) on this investment of $(1,335.1) million recognized in our results of operations for the six months ended August 31, 2021. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of August 31, 2021, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $79.8 million.

For additional discussion on our market risk, refer to Notes 4 and 5.

Item 4.    Controls and Procedures.

Disclosure controls and procedures
Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting
Although most of our corporate and non-production workforce are working remotely due to COVID-19, we have not experienced a material impact to our internal control over financial reporting. We continue to monitor the pandemic and its effects on the design and operating effectiveness of our internal controls.

We have substantially completed the implementation of a new global ERP across our business units using a phased approach. As a result of this implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment associated with this ERP. While we believe this new system will strengthen our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting throughout Fiscal 2022.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 54

OTHER KEY INFORMATION	Table of Contents

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no other changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
June 1 – 30, 2021 (3)	527,118	$231.39	527,118	$3,431,317,611
July 1 – 31, 2021 (3)
Open market transactions	24,863	$231.27	24,863
ASR transaction	1,731,752	(4)	1,731,752
July 1 – 31, 2021	1,756,615	(4)	1,756,615	$2,925,567,617
August 1 – 31, 2021 (5)
ASR transaction	508,645	(4)	508,645
Open market transactions	1,287,273	$214.76	1,287,273
August 1 – 31, 2021	1,795,918	(4)	1,795,918	$2,649,106,846
Total	4,079,651	$221.63	4,079,651
(1)In January 2018, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization. The Board of Directors did not specify a date upon which the 2018 Authorization would expire. Share repurchases for the periods included herein were effected through a combination of open market transactions and an ASR.
(2)In January 2021, we announced that our Board of Directors authorized an additional repurchase of up to an aggregate amount of $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2021 Authorization. The Board of Directors did not specify a date upon which the 2021 Authorization would expire. No shares have been repurchased under the 2021 Authorization.
(3)Repurchases June 1, 2021, through July 1, 2021, were made pursuant to a Rule 10b5-1 trading plan.
(4)In June 2021, we entered into an ASR to purchase up to $500.0 million of our Class A Common Stock. In exchange for our payment of $500.0 million at the beginning of the ASR purchase period, the financial institution party to the ASR committed to deliver shares to us during the ASR purchase period. Pursuant to the terms of the ASR, 1,731,752 shares were delivered in July 2021 at the beginning of the ASR purchase period and 508,645 shares were delivered in August 2021 at the end of the ASR purchase period. In total, 2,240,397 shares were delivered under this ASR at an average purchase price paid of $223.17 per share.
(5)Subsequent to August 31, 2021, we repurchased 402,642 shares of Class A Common Stock pursuant to the 2018 Authorization at an average cost of $212.44 per share through open market transactions. Beginning August 25, 2021, all repurchases were made pursuant to a Rule 10b5-1 trading plan.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 55

OTHER KEY INFORMATION	Table of Contents
Item 6.    Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 56

OTHER KEY INFORMATION	Table of Contents
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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 57

OTHER KEY INFORMATION	Table of Contents

Exhibit No.

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

4.17
Supplemental Indenture No. 17 with respect to 2.650% Senior Notes due 2022, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and Manufacturers and Traders Trust Company, as Trustee (no longer outstanding) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 7, 2017, filed November 7, 2017 and incorporated herein by reference).

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 58

OTHER KEY INFORMATION	Table of Contents

Exhibit No.
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

4.28
Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer and Manufacturers and Traders Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 26, 2021, filed July 26, 2021 and incorporated herein by reference).

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 59

OTHER KEY INFORMATION	Table of Contents

Exhibit No.
4.31
Amendment No. 1, dated as of June 10, 2021, to Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company and Bank of America, N.A., as administrative agent and lender. (filed as Exhibit 4.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2021 and incorporated herein by reference).

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

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 60

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	October 6, 2021	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Vice President and Controller

Date:	October 6, 2021	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q2 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 61