Form 10-Q
period 2021-11-30
CONSTELLATION BRANDS, INC.
filed 2022-01-06
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
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
Yes  ☐  No  ☒
There were 164,339,182 shares of Class A Common Stock, 23,208,540 shares of Class B Common Stock, and 2,216,750 shares of Class 1 Common Stock outstanding as of December 31, 2021.

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

Term	Meaning

$	U.S. dollars
2.25% July 2021 Senior Notes	$1,000.0 million principal amount of 2.25% senior notes issued in July 2021
2.65% November 2017 Senior Notes	$700.0 million principal amount of 2.65% senior notes issued in November 2017 and redeemed in August 2021, prior to maturity
2.70% May 2017 Senior Notes	$500.0 million principal amount of 2.70% senior notes issued in May 2017 and redeemed in August 2021, prior to maturity
2018 Authorization	authority to repurchase up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock, authorized in January 2018 by our Board of Directors
2019 Five-Year Term Facility	a $491.3 million, five-year term loan facility under the June 2021 Term Credit Agreement, originally entered into in June 2019
2020 Credit Agreement	ninth amended and restated credit agreement, dated as of March 26, 2020, provides for an aggregate revolving credit facility of $2.0 billion
2020 U.S. wildfires	significant wildfires that broke out in California, Oregon, and Washington states which affected the 2020 U.S. grape harvest
2021 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, unless otherwise specified
2021 Authorization	authority to repurchase up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock, authorized in January 2021 by our Board of Directors
ABA	alternative beverage alcohol
Acreage	Acreage Holdings, Inc.
Acreage Financial Instrument	a call option for Canopy to acquire 70% of the shares of Acreage, at a fixed exchange ratio and 30% at a floating exchange ratio
Acreage Transaction	Canopy’s intention to acquire Acreage upon U.S. federal cannabis legalization, subject to certain conditions
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and term credit agreement
AOCI	accumulated other comprehensive income (loss)
ASR	accelerated share repurchase agreement with a third-party financial institution
Ballast Point Divestiture	sale of Ballast Point craft beer business, including a number of its associated production facilities and brewpubs
C$	Canadian dollars
Canopy	we made an investment in Canopy Growth Corporation, an Ontario, Canada-based public company
Canopy Debt Securities	convertible debt securities issued by Canopy
Canopy Equity Method Investment	November 2017 Canopy Investment, November 2018 Canopy Investment, and May 2020 Canopy Investment, collectively
Canopy Strategic Transaction(s)	any potential acquisition, divestiture, investment, or other similar transaction made by Canopy, including but not limited to the Acreage Transaction
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBD	cannabidiol, an active ingredient in cannabis
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
Coca-Cola	The Coca-Cola Company
CODM	chief operating decision maker

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

Comparable Adjustments	certain items affecting comparability that have been excluded by management
Concentrate Business Divestiture	sale of certain brands used in our concentrates and high-color concentrate business, and certain related intellectual property, inventory, interests in certain contracts, and other assets
Copper & Kings	Copper & Kings American Brandy Company, acquired by us
CSR	corporate social responsibility
DE&I	diversity, equity, and inclusion
Depletions	represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data
DTC	direct-to-consumer
Empathy Wines	Empathy Wines business, including a digitally-native wine brand, acquired by us
ERP	enterprise resource planning system
Financial Statements	our consolidated financial statements and notes thereto included herein
Fiscal 2021	the Company’s fiscal year ended February 28, 2021
Fiscal 2022	the Company’s fiscal year ending February 28, 2022
Fiscal 2023	the Company’s fiscal year ending February 28, 2023
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
GivingTuesday	a global generosity movement to encourage others to give back to their community, occurring each year on the Tuesday following Thanksgiving in the U.S.
June 2021 Term Credit Agreement	March 2020 Term Credit Agreement, inclusive of amendment dated as of June 10, 2021
Lender	Bank of America, N.A., as lender for the term credit agreement
LIBOR	London Interbank Offered Rate
March 2020 Term Credit Agreement	amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of the 2019 Five-Year Term Facility
May 2020 Canopy Investment	May 2020 exercise of the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2. of this quarterly report on Form 10-Q
Mexicali Brewery	suspended brewery construction project located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion, optimization, and construction activities at the Obregon Brewery, Nava Brewery, and Southeast Mexico Brewery
My Favorite Neighbor	we made an initial investment in My Favorite Neighbor, LLC and subsequently acquired the remaining ownership interest
NA	not applicable
Nava Brewery	brewery located in Nava, Coahuila, Mexico
Net sales	gross sales less promotions, returns and allowances, and excise taxes
Nine Months 2021	the Company’s nine months ended November 30, 2020
Nine Months 2022	the Company’s nine months ended November 30, 2021
NM	not meaningful
Nobilo Wine Divestiture	sale of New Zealand-based Nobilo Wine brand and certain related assets
Note(s)	notes to the consolidated financial statements
November 2017 Canopy Investment	our initial investment for 18.9 million common shares of Canopy
November 2017 Canopy Warrants	warrants which gave us the option to purchase 18.9 million common shares of Canopy, exercised May 1, 2020
November 2018 Canopy Investment	our incremental investment for 104.5 million common shares of Canopy
November 2018 Canopy Transaction	November 2018 Canopy Investment and the purchase by us of the November 2018 Canopy Warrants, collectively

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

November 2018 Canopy Warrants	Tranche A Warrants, Tranche B Warrants, and Tranche C Warrants, collectively
Obregon Brewery	brewery located in Obregon, Sonora, Mexico
OCI	other comprehensive income (loss)
Paul Masson Divestiture	sale of Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts
SEC	Securities and Exchange Commission
Senior Floating Rate Notes	$650.0 million principal amount of senior floating rate notes issued in October 2018 and redeemed in November 2020, prior to maturity
Southeast Mexico Brewery	a new brewery intended to be located in Southeast Mexico in the state of Veracruz
Third Quarter 2021	the Company’s three months ended November 30, 2020
Third Quarter 2022	the Company’s three months ended November 30, 2021
Tranche A Warrants	warrants which give us the option to purchase 88.5 million common shares of Canopy expiring November 1, 2023
Tranche B Warrants	warrants which give us the option to purchase 38.4 million common shares of Canopy expiring November 1, 2026
Tranche C Warrants	warrants which give us the option to purchase 12.8 million common shares of Canopy expiring November 1, 2026
TSX	Toronto Stock Exchange
U.S.	United States of America
U.S. GAAP	generally accepted accounting principles in the U.S.
VWAP Exercise Price	volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date
Wine and Spirits Divestiture
sale of a portion of our wine and spirits business, including lower-margin, lower-growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities

Wine and Spirits Divestitures	Wine and Spirits Divestiture and the Nobilo Wine Divestiture, collectively

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	November 30, 2021	February 28, 2021
ASSETS
Current assets:
Cash and cash equivalents	$361.3	$460.6
Accounts receivable	917.8	785.3
Inventories	1,518.9	1,291.1
Prepaid expenses and other	578.6	507.5
Total current assets	3,376.6	3,044.5
Property, plant, and equipment	5,519.3	5,821.6
Goodwill	7,848.1	7,793.5
Intangible assets	2,756.7	2,732.1
Equity method investments	2,756.4	2,788.4
Securities measured at fair value	292.9	1,818.1
Deferred income taxes	2,414.2	2,492.5
Other assets	563.1	614.1
Total assets	$25,527.3	$27,104.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$243.0	$—
Current maturities of long-term debt	5.7	29.2
Accounts payable	945.4	460.0
Other accrued expenses and liabilities	1,054.5	779.9
Total current liabilities	2,248.6	1,269.1
Long-term debt, less current maturities	10,083.8	10,413.1
Deferred income taxes and other liabilities	1,648.5	1,493.5
Total liabilities	13,980.9	13,175.7
Commitments and contingencies
CBI stockholders’ equity:
Class A Common Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 187,247,721 shares and 187,204,280 shares, respectively	1.9	1.9
Class B Convertible Common Stock, $0.01 par value – Authorized, 30,000,000 shares; Issued, 28,227,478 shares and 28,270,288 shares, respectively	0.3	0.3
Additional paid-in capital	1,781.8	1,604.2
Retained earnings	14,251.6	15,117.8
Accumulated other comprehensive income (loss)	(623.1)	(335.5)
	15,412.5	16,388.7
Less: Treasury stock –
Class A Common Stock, at cost, 22,947,122 shares and 17,070,550 shares, respectively	(4,172.0)	(2,787.6)
Class B Convertible Common Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(4,174.2)	(2,789.8)
Total CBI stockholders’ equity	11,238.3	13,598.9
Noncontrolling interests	308.1	330.2
Total stockholders’ equity	11,546.4	13,929.1
Total liabilities and stockholders’ equity	$25,527.3	$27,104.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2021	2020	2021	2020
Sales	$7,260.3	$7,235.1	$2,507.0	$2,643.7
Excise taxes	(542.1)	(573.2)	(186.4)	(205.6)
Net sales	6,718.2	6,661.9	2,320.6	2,438.1
Cost of product sold	(3,143.5)	(3,189.6)	(1,094.9)	(1,169.9)
Gross profit	3,574.7	3,472.3	1,225.7	1,268.2
Selling, general, and administrative expenses	(1,254.6)	(1,216.5)	(385.8)	(464.1)
Impairment of brewery construction in progress	(665.9)	—	—	—
Impairment of assets held for sale	—	(24.0)	—	(21.0)
Operating income (loss)	1,654.2	2,231.8	839.9	783.1
Income (loss) from unconsolidated investments	(1,541.8)	130.5	(171.8)	782.4
Interest expense	(270.5)	(295.9)	(88.0)	(95.7)
Loss on extinguishment of debt	(29.4)	(8.8)	—	(1.2)
Income (loss) before income taxes	(187.5)	2,057.6	580.1	1,468.6
(Provision for) benefit from income taxes	(217.1)	(416.4)	(99.3)	(176.6)
Net income (loss)	(404.6)	1,641.2	480.8	1,292.0
Net (income) loss attributable to noncontrolling interests	(31.2)	(26.1)	(10.0)	(11.1)
Net income (loss) attributable to CBI	$(435.8)	$1,615.1	$470.8	$1,280.9

Comprehensive income (loss)	$(708.6)	$1,544.4	$130.0	$1,776.1
Comprehensive (income) loss attributable to noncontrolling interests	(14.8)	(20.4)	8.1	(37.1)
Comprehensive income (loss) attributable to CBI	$(723.4)	$1,524.0	$138.1	$1,739.0

Net income (loss) per common share attributable to CBI:
Basic – Class A Common Stock	$(2.31)	$8.44	$2.53	$6.68
Basic – Class B Convertible Common Stock	$(2.10)	$7.67	$2.30	$6.07

Diluted – Class A Common Stock	$(2.31)	$8.28	$2.48	$6.55
Diluted – Class B Convertible Common Stock	$(2.10)	$7.62	$2.29	$6.03

Weighted average common shares outstanding:
Basic – Class A Common Stock	167.692	170.083	164.999	170.571
Basic – Class B Convertible Common Stock	23.230	23.284	23.222	23.274

Diluted – Class A Common Stock	167.692	195.101	189.939	195.444
Diluted – Class B Convertible Common Stock	23.230	23.284	23.222	23.274

Cash dividends declared per common share:
Class A Common Stock	$2.28	$2.25	$0.76	$0.75
Class B Convertible Common Stock	$2.07	$2.04	$0.69	$0.68

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2021	$1.9	$0.3	$1,604.2	$15,117.8	$(335.5)	$(2,789.8)	$330.2	$13,929.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(908.1)	—	—	10.8	(897.3)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	98.9	—	5.6	104.5
Comprehensive income (loss)								(792.8)
Repurchase of shares	—	—	—	—	—	(400.8)	—	(400.8)
Dividends declared	—	—	—	(146.1)	—	—	—	(146.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.6)	(10.6)
Shares issued under equity compensation plans	—	—	(0.9)	—	—	3.8	—	2.9
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Balance at May 31, 2021	1.9	0.3	1,619.2	14,063.6	(236.6)	(3,186.8)	336.0	12,597.6
Comprehensive income (loss):
Net income (loss)	—	—	—	1.5	—	—	10.4	11.9
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(53.8)	—	(3.9)	(57.7)
Comprehensive income (loss)								(45.8)
Repurchase of shares	—	—	—	—	—	(904.2)	—	(904.2)
Dividends declared	—	—	—	(142.9)	—	—	—	(142.9)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.6)	(10.6)
Shares issued under equity compensation plans	—	—	8.9	—	—	1.4	—	10.3
Stock-based compensation	—	—	20.2	—	—	—	—	20.2
Balance at August 31, 2021	1.9	0.3	1,648.3	13,922.2	(290.4)	(4,089.6)	331.9	11,524.6
Comprehensive income (loss):
Net income (loss)	—	—	—	470.8	—	—	10.0	480.8
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(332.7)	—	(18.1)	(350.8)
Comprehensive income (loss)								130.0
Repurchase of shares	—	—	—	—	—	(85.5)	—	(85.5)
Dividends declared	—	—	—	(141.4)	—	—	—	(141.4)
Noncontrolling interest distributions	—	—	—	—	—	—	(15.7)	(15.7)
Shares issued under equity compensation plans	—	—	135.8	—	—	0.9	—	136.7
Stock-based compensation	—	—	(2.3)	—	—	—	—	(2.3)
Balance at November 30, 2021	$1.9	$0.3	$1,781.8	$14,251.6	$(623.1)	$(4,174.2)	$308.1	$11,546.4

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 29, 2020	$1.9	$0.3	$1,514.6	$13,695.3	$(266.3)	$(2,814.0)	$342.5	$12,474.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(177.9)	—	—	5.3	(172.6)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(756.1)	—	(36.2)	(792.3)
Comprehensive income (loss)								(964.9)
Dividends declared	—	—	—	(143.3)	—	—	—	(143.3)
Shares issued under equity compensation plans	—	—	(6.0)	—	—	2.8	—	(3.2)
Stock-based compensation	—	—	14.7	—	—	—	—	14.7
Balance at May 31, 2020	1.9	0.3	1,523.3	13,374.1	(1,022.4)	(2,811.2)	311.6	11,377.6
Comprehensive income (loss):
Net income (loss)	—	—	—	512.1	—	—	9.7	521.8
Other comprehensive income (loss), net of income tax effect	—	—	—	—	206.9	—	4.5	211.4
Comprehensive income (loss)								733.2
Dividends declared	—	—	—	(144.0)	—	—	—	(144.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.0)	(10.0)
Shares issued under equity compensation plans	—	—	10.9	—	—	16.7	—	27.6
Stock-based compensation	—	—	19.4	—	—	—	—	19.4
Balance at August 31, 2020	1.9	0.3	1,553.6	13,742.2	(815.5)	(2,794.5)	315.8	12,003.8
Comprehensive income (loss):
Net income (loss)	—	—	—	1,280.9	—	—	11.1	1,292.0
Other comprehensive income (loss), net of income tax effect	—	—	—	—	458.1	—	26.0	484.1
Comprehensive income (loss)								1,776.1
Dividends declared	—	—	—	(144.0)	—	—	—	(144.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(12.5)	(12.5)
Shares issued under equity compensation plans	—	—	8.8	—	—	2.3	—	11.1
Stock-based compensation	—	—	18.0	—	—	—	—	18.0
Balance at November 30, 2020	$1.9	$0.3	$1,580.4	$14,879.1	$(357.4)	$(2,792.2)	$340.4	$13,652.5

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(404.6)	$1,641.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on securities measured at fair value	1,534.8	(524.7)
Deferred tax provision (benefit)	58.5	287.0
Depreciation	248.6	219.2
Stock-based compensation	33.8	52.0
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	6.0	403.0
Noncash lease expense	60.9	63.0
Amortization of debt issuance costs and loss on extinguishment of debt	37.5	17.7
Impairment of brewery construction in progress	665.9	—
Impairment of assets held for sale	—	24.0
Loss on inventory and related contracts associated with business optimization	—	25.8
Loss on settlement of treasury lock contracts	—	(29.3)
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(134.8)	(44.1)
Inventories	(218.4)	75.2
Prepaid expenses and other current assets	(114.7)	67.4
Accounts payable	340.5	146.8
Deferred revenue	124.3	3.6
Other accrued expenses and liabilities	200.9	(29.7)
Other	4.9	(34.5)
Total adjustments	2,848.7	722.4
Net cash provided by (used in) operating activities	2,444.1	2,363.6

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(598.7)	(467.7)
Purchase of business, net of cash acquired	(53.5)	(19.9)
Investments in equity method investees and securities	(28.6)	(217.4)
Proceeds from sale of assets	4.0	18.3
Proceeds from sale of business	4.6	42.9
Other investing activities	(2.0)	0.6
Net cash provided by (used in) investing activities	(674.2)	(643.2)

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	995.6	1,194.7
Principal payments of long-term debt	(1,363.5)	(2,214.0)
Net proceeds from (repayments of) short-term borrowings	243.0	(198.9)
Dividends paid	(430.5)	(431.2)
Purchases of treasury stock	(1,390.5)	—
Proceeds from shares issued under equity compensation plans	159.7	43.2
Payments of minimum tax withholdings on stock-based payment awards	(9.8)	(7.7)
Payments of debt issuance, debt extinguishment, and other financing costs	(35.0)	(18.3)
Distributions to noncontrolling interests	(36.9)	(22.5)
Net cash provided by (used in) financing activities	(1,867.9)	(1,654.7)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	5.8

Net increase (decrease) in cash and cash equivalents	(99.3)	71.5
Cash and cash equivalents, beginning of period	460.6	81.4
Cash and cash equivalents, end of period	$361.3	$152.9

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$223.1	$120.4

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOVEMBER 30, 2021
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

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	November 30, 2021	February 28, 2021
(in millions)
Raw materials and supplies	$157.9	$151.1
In-process inventories	821.7	735.9
Finished case goods	539.3	404.1
	$1,518.9	$1,291.1

We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements. We evaluated the carrying value of certain inventories and recognized the following in cost of product sold within our consolidated results of operations:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2021 (1)	2020 (2)	2021	2020 (2)
(in millions)
Loss on inventory write-down	$85.2	$38.1	$2.6	$29.5
(1)We recognized a loss predominantly from excess inventory of hard seltzers, within the Beer segment, resulting from a slowdown in the overall category which occurred in early Fiscal 2022.
(2)We recognized of a loss primarily in connection with the write-down of certain grapes, within the Wine and Spirits segment, as a result of smoke damage sustained during the 2020 U.S. wildfires.

3.    ACQUISITIONS AND DIVESTITURES

Acquisitions
My Favorite Neighbor
In November 2021, we acquired the remaining 65% ownership interest in My Favorite Neighbor, a super-luxury, DTC focused wine business. This transaction primarily included the acquisition of goodwill, trademarks, inventory, and property, plant, and equipment. In addition, the My Favorite Neighbor transaction includes an earn-out over 10 years based on performance, with a 50% minimum guarantee due at the end of the earn-out

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
period. The results of operations of My Favorite Neighbor are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

We recognized a gain of $13.5 million for the nine months and three months ended November 30, 2021, related to the remeasurement of our previously held 35% equity interest in My Favorite Neighbor to the acquisition-date fair value. This gain is included in selling, general, and administrative expenses within our consolidated results of operations. See Note 8 for further discussion.

Copper & Kings
In September 2020, we acquired the remaining ownership interest in Copper & Kings. This acquisition included a collection of traditional and craft batch-distilled American brandies and other select spirits. The transaction primarily included the acquisition of inventory and property, plant, and equipment. The results of operations of Copper & Kings are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Empathy Wines
In June 2020, we acquired Empathy Wines, including the acquisition of a digitally-native wine brand which strengthened our position in the DTC and other eCommerce markets. This transaction primarily included the acquisition of goodwill, trademarks, and inventory. In addition, the purchase price for Empathy Wines includes an earn-out over five years based on performance. The results of operations of Empathy Wines are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Prior to the Wine and Spirits Divestitures, we recorded the results of operations for this portion of our business in the Wine and Spirits segment. The following table summarizes the net loss recognized in connection with these divestitures:

(in millions)
Cash received from buyer	$667.4
Net assets sold	(669.1)
Transition services agreements	(13.0)
Direct costs to sell	(8.5)
AOCI reclassification adjustments, primarily foreign currency translation	(5.1)
Other	(5.2)
Loss on sale of business	$(33.5)

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

Subsequent event
Other acquisition
In December 2021, we acquired a previously leased wine and spirits distribution facility located in Lodi, California.

4.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2021 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2021.

We have an investment in certain equity securities and other rights which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 8). This investment is included in securities measured at fair value and is accounted for at fair value, with the net gain (loss) from the changes in fair value of this investment recognized in income (loss) from unconsolidated investments (see Note 5).

The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2021	February 28, 2021
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,722.7	$1,558.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$522.1	$704.7
Commodity derivative contracts	$243.5	$221.6

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2021, the estimated fair value of derivative instruments in a net liability position due to counterparties was $20.1 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2021, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	November 30, 2021	February 28, 2021		November 30, 2021	February 28, 2021
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$8.8	$32.0	Other accrued expenses and liabilities	$18.6	$3.5
Other assets	$6.7	$41.3	Deferred income taxes and other liabilities	$42.7	$2.7

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.5	$3.3	Other accrued expenses and liabilities	$10.5	$3.5
Commodity derivative contracts:
Prepaid expenses and other	$28.2	$13.4	Other accrued expenses and liabilities	$2.9	$3.9
Other assets	$17.6	$7.8	Deferred income taxes and other liabilities	$1.2	$1.4

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2021
Foreign currency contracts	$(75.7)	Sales	$(0.8)
		Cost of product sold	30.4
Treasury lock contracts	—	Interest expense	(1.8)
	$(75.7)		$27.8

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2020
Foreign currency contracts	$(21.3)	Sales	$1.1
		Cost of product sold	(32.2)
Interest rate swap contracts	(0.6)	Interest expense	(1.1)
Treasury lock contracts	(16.1)	Interest expense	(1.3)
	$(38.0)		$(33.5)

For the Three Months Ended November 30, 2021
Foreign currency contracts	$(87.4)	Sales	$(0.4)
		Cost of product sold	8.8
Treasury lock contracts	—	Interest expense	(0.3)
	$(87.4)		$8.1

For the Three Months Ended November 30, 2020
Foreign currency contracts	$134.7	Sales	$0.2
		Cost of product sold	(5.0)
Treasury lock contracts	—	Interest expense	(0.6)
	$134.7		$(5.4)

We expect $10.5 million of net losses, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2021
Commodity derivative contracts	Cost of product sold	$48.1
Foreign currency contracts	Selling, general, and administrative expenses	(19.4)
		$28.7

For the Nine Months Ended November 30, 2020
Commodity derivative contracts	Cost of product sold	$(0.3)
Foreign currency contracts	Selling, general, and administrative expenses	(18.1)
		$(18.4)

For the Three Months Ended November 30, 2021
Commodity derivative contracts	Cost of product sold	$—
Foreign currency contracts	Selling, general, and administrative expenses	(11.0)
		$(11.0)

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Three Months Ended November 30, 2020
Commodity derivative contracts	Cost of product sold	$9.1
Foreign currency contracts	Selling, general, and administrative expenses	1.9
		$11.0

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

	November 30, 2021				February 28, 2021
	Tranche A Warrants (3)		Tranche B Warrants (4)		Tranche A Warrants (3)		Tranche B Warrants (4)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68
Valuation date stock price (6)	C$	13.72	C$	13.72	C$	41.90	C$	41.90
Remaining contractual term (7)	1.9 years		4.9 years		2.7 years		5.7 years
Expected volatility (8)	75.0%		75.0%		70.0%		70.0%
Risk-free interest rate (9)	1.0%		1.4%		0.5%		1.1%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%
(1)The exercise price for the Tranche C Warrants is based on the VWAP Exercise Price. The Tranche C Warrants are not included in the table as there is no fair value assigned.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	November 30, 2021		February 28, 2021
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	13.72	C$	41.90
Remaining term (3)	1.6 years		2.4 years
Expected volatility (4)	75.0%		57.6%
Risk-free interest rate (5)	0.8%		0.4%
Expected dividend yield (6)	0.0%		0.0%
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
(6)Based on historical dividend levels.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of November 30, 2021, and February 28, 2021, due to the relatively short maturity of these instruments. As of November 30, 2021, the carrying amount of long-term debt, including the current portion, was $10,089.5 million, compared with an estimated fair value of $10,995.5 million. As of February 28, 2021, the carrying amount of long-term debt, including the current portion, was $10,442.3 million, compared with an estimated fair value of $11,580.9 million.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2021
Assets:
Foreign currency contracts	$—	$21.0	$—	$21.0
Commodity derivative contracts	$—	$45.8	$—	$45.8
Equity securities (1)	$—	$143.3	$—	$143.3
Canopy Debt Securities (1)	$—	$146.5	$—	$146.5
Liabilities:
Foreign currency contracts	$—	$71.8	$—	$71.8
Commodity derivative contracts	$—	$4.1	$—	$4.1

February 28, 2021
Assets:
Foreign currency contracts	$—	$76.6	$—	$76.6
Commodity derivative contracts	$—	$21.2	$—	$21.2
Equity securities (1)	$—	$1,639.7	$—	$1,639.7
Canopy Debt Securities (1)	$—	$176.3	$—	$176.3
Liabilities:
Foreign currency contracts	$—	$9.7	$—	$9.7
Commodity derivative contracts	$—	$5.3	$—	$5.3

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2021	2020	2021	2020
	(in millions)
	November 2017 Canopy Warrants (i)	$—	$(61.8)	$—	$—
	November 2018 Canopy Warrants	(1,496.4)	561.3	(189.4)	741.9
	Canopy Debt Securities	(38.4)	25.2	(10.3)	27.7
		$(1,534.8)	$524.7	$(199.7)	$769.6

	(i)	In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million, and received 18.9 million common shares of Canopy.

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Nine Months Ended November 30, 2021
Long-lived assets	$—	$—	$20.0	$665.9

For the Nine Months Ended November 30, 2020
Long-lived assets held for sale	$—	$—	$712.4	$24.0

Long-lived assets
In April 2021, our Board of Directors authorized management to sell or abandon the Mexicali Brewery. Subsequently, management determined that we will be unable to use or repurpose certain assets at the Mexicali Brewery. Accordingly, for the first quarter of Fiscal 2022, long-lived assets with a carrying value of $685.9 million were written down to their estimated fair value of $20.0 million, resulting in an impairment of $665.9 million. This impairment was included in impairment of brewery construction in progress within our consolidated results of operations for the nine months ended November 30, 2021. Our estimate of fair value was determined based on the expected salvage value of the assets. The Mexicali Brewery is a component of the Beer segment. We continue to work with government officials in Mexico to (i) determine next steps for our suspended Mexicali Brewery construction project, (ii) pursue various forms of recovery for capitalized costs and additional expenses incurred in establishing the brewery, however, there can be no assurance of any recoveries, and (iii) explore options to add further capacity at other locations in Mexico, including the construction of the Southeast Mexico Brewery where there is ample water and a skilled workforce to meet our long-term needs. In the medium-term, under normal operating conditions, we have ample capacity at the Nava and Obregon breweries to meet consumer needs based on current growth forecasts and current and planned production capabilities. Expansion and optimization efforts continue at our current brewery locations under our Mexico Beer Projects to align with our anticipated future growth expectations.

Long-lived assets held for sale
For the first quarter of Fiscal 2021, in connection with the Wine and Spirits Divestitures and the Concentrate Business Divestiture, long-lived assets held for sale were written down to their estimated fair value, less cost to sell, resulting in a loss of $25.0 million. For the second quarter of Fiscal 2021, a reduction to the loss on long-lived assets held for sale of $22.0 million was recognized. Subsequently, for the third quarter of Fiscal 2021, primarily in connection with the Wine and Spirits Divestitures and the Concentrate Business Divestiture, long-lived

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
assets held for sale were written down to their estimated fair value, less costs to sell, resulting in a loss of $21.0 million. The long-lived assets held for sale with a carrying value of $736.4 million were written down to their estimated fair value of $712.4 million, less costs to sell, resulting in a total loss of $24.0 million for the nine months ended November 30, 2020. This loss was included in impairment of assets held for sale within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our estimated fair value was determined based on the expected proceeds primarily from the Wine and Spirits Divestitures and the Concentrate Business Divestiture as of November 30, 2020, excluding the contingent consideration, which we will recognize when it is determined to be realizable.

6.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 29, 2020	$5,163.4	$2,593.7	$7,757.1
Purchase accounting allocations (1)	—	14.3	14.3
Foreign currency translation adjustments	(38.7)	15.9	(22.8)
Reclassified from assets held for sale (2)	0.9	44.0	44.9
Balance, February 28, 2021	5,125.6	2,667.9	7,793.5
Purchase accounting allocations (1)(3)	—	94.5	94.5
Foreign currency translation adjustments	(34.7)	(5.2)	(39.9)
Balance, November 30, 2021	$5,090.9	$2,757.2	$7,848.1
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
(3)Preliminary purchase accounting allocations associated with the acquisition of My Favorite Neighbor.

7.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	November 30, 2021		February 28, 2021
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$87.1	$23.0	$87.2	$26.3
Other	21.0	0.2	21.1	0.2
Total	$108.1	23.2	$108.3	26.5

Nonamortizable intangible assets
Trademarks		2,733.5		2,705.6
Total intangible assets		$2,756.7		$2,732.1

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2021, and November 30, 2020. Net carrying amount represents the gross carrying value net of accumulated amortization.

8.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	November 30, 2021		February 28, 2021
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1) (2)	$2,528.7	36.2%	$2,578.8	38.1%
Other equity method investments	227.7	20%-50%	209.6	20%-50%
	$2,756.4		$2,788.4
(1)The fair value based on the closing price of the underlying equity security as of November 30, 2021, and February 28, 2021, was $1,527.2 million and $4,679.3 million, respectively.
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

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2021	2020	2021	2020
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(39.5)	$(421.0)	$(4.2)	$(12.4)

Canopy has various equity and convertible debt securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Financial Instrument. As of November 30, 2021, the exercise and/or conversion of certain of these outstanding securities could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy.

We have evaluated the Canopy Equity Method Investment as of November 30, 2021, and determined that there was not an other-than-temporary-impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value has been less than the carrying value, (ii) an expectation that Canopy’s results will improve, (iii) an expectation that the Canopy stock price will recover in the near term, and (iv) our ability and intent to hold the investment until that recovery. We will continue to review the Canopy

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Equity Method Investment for an other-than-temporary impairment. There may be a future impairment of our Canopy Equity Method Investment if Canopy’s stock price does not recover in the near term or our expectations about Canopy’s prospective results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions and the economic impact of COVID-19.

The following table presents summarized financial information for Canopy prepared in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods January through September 2021 and January through September 2020 in our nine months ended November 30, 2021, and November 30, 2020, results, respectively. We recognized our share of Canopy’s earnings (losses) for the periods July through September 2021 and July through September 2020 in our three months ended November 30, 2021, and November 30, 2020, results, respectively. The amounts shown represent 100% of Canopy’s reported results for the respective periods.

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2021	2020	2021	2020
(in millions)
Net sales	$332.4	$261.5	$104.3	$101.5
Gross profit (loss)	$(26.6)	$(33.0)	$(56.5)	$19.6
Net income (loss)	$(182.6)	$(1,138.7)	$(12.9)	$(72.5)
Net income (loss) attributable to Canopy	$(242.2)	$(1,055.8)	$(8.7)	$(24.1)

Other equity method investment
My Favorite Neighbor
In April 2020, we invested in My Favorite Neighbor, which we accounted for under the equity method. We recognized our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment up to the date we acquired the remaining ownership interest.

9.    OTHER ACCRUED EXPENSES AND LIABILITIES

The major components of other accrued expenses and liabilities are as follows:

	November 30, 2021	February 28, 2021
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$336.6	$232.1
Promotions and advertising	186.1	159.9
Income taxes payable	114.1	24.7
Accrued interest	71.1	93.4
Operating lease liability	69.6	68.8
Accrued excise taxes	39.5	19.9
Deferred revenue	36.9	16.3
Derivative liabilities	32.0	10.9
Other	168.6	153.9
	$1,054.5	$779.9

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
10.    BORROWINGS

Borrowings consist of the following:

	November 30, 2021			February 28, 2021
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$243.0			$—
	$243.0			$—

Long-term debt
Term loan credit facilities	$—	$300.0	$300.0	$454.4
Senior notes	—	9,771.0	9,771.0	9,972.4
Other	5.7	12.8	18.5	15.5
	$5.7	$10,083.8	$10,089.5	$10,442.3

Bank facilities
The Company, CB International, the Administrative Agent, and certain other lenders are parties to the 2020 Credit Agreement. Also, the Company and the Administrative Agent and Lender are parties to the June 2021 Term Credit Agreement.

As of November 30, 2021, aggregate credit facilities under the 2020 Credit Agreement and the June 2021 Term Credit Agreement consist of the following:

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
(3)We are the borrower under the 2019 Five-Year Term Facility.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
As of November 30, 2021, information with respect to borrowings under the 2020 Credit Agreement and the June 2021 Term Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	LIBOR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
2020 Credit Agreement
Revolving credit facility	$—	—%	—%	$12.2	$1,744.8

June 2021 Term Credit Agreement
2019 Five-Year Term Facility (2) (3)	$300.0	0.7%	0.63%
(1)Net of outstanding revolving credit facility borrowings, outstanding letters of credit under the 2020 Credit Agreement, and outstanding borrowings under our commercial paper program of $243.0 million (excluding unamortized discount) (see “Commercial paper program” below).
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

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2020 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility. As of November 30, 2021, we had $243.0 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 0.3% and a weighted average remaining term of six days.

Senior notes
In July 2021, we issued $1,000.0 million aggregate principal amount of 2.25% senior notes due August 2031. Proceeds from this offering, net of discount and debt issuance costs, were $987.2 million. Interest on the 2.25% July 2021 Senior Notes is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2022. The 2.25% July 2021 Senior Notes are redeemable, in whole or in part, at our option at any time prior to May 1, 2031, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted treasury rate, as defined in the applicable indenture, plus 15 basis points. On or after May 1, 2031, we may redeem the 2.25% July 2021 Senior Notes, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. The 2.25% July 2021 Senior Notes are senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness.

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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Debt payments
As of November 30, 2021, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $59.9 million and $19.1 million, respectively) for the remaining three months of Fiscal 2022 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
2022	$1.6
2023	606.3
2024	1,055.6
2025	703.3
2026	901.3
2027	600.3
Thereafter	6,300.1
$10,168.5

11.    INCOME TAXES

Our effective tax rate for the nine months ended November 30, 2021, and November 30, 2020, was (115.8)% and 20.2%, respectively. Our effective tax rate for the three months ended November 30, 2021, and November 30, 2020, was 17.1% and 12.0%, respectively.

For the nine months and three months ended November 30, 2021, our effective tax rate did not approximate the federal statutory rate of 21% primarily due to (i) valuation allowances on the unrealized net loss from the changes in fair value of our investment in Canopy and Canopy equity in earnings (losses), (ii) a benefit of lower effective tax rates applicable to our foreign businesses, and (iii) recognition of a net income tax benefit from stock-based compensation award activity. For the nine months ended November 30, 2021, our effective rate was also impacted by the long-lived asset impairment of brewery construction in progress.

For the nine months ended November 30, 2020, our effective tax rate approximated the federal statutory rate of 21% as the effective rate of tax benefit from our foreign businesses and the recognition of a net income tax benefit from stock-based compensation award activity was largely offset by the net income tax expense recognized on the unrealized net gain from the changes in fair value of our investment in Canopy.

For the three months ended November 30, 2020, our effective tax rate was lower than the federal statutory rate of 21% primarily due to (i) the removal of valuation allowances due to the unrealized net gain from the changes in fair value of our investment in Canopy and (ii) lower effective tax rates from our foreign businesses.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
12.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2021	187,204,280	28,270,288	612,936	17,070,550	5,005,800
Share repurchases	—	—	—	1,696,722	—
Conversion of shares	43,441	(42,810)	(631)	—	—
Exercise of stock options	—	—	781	(116,058)	—
Vesting of restricted stock units (1)	—	—	—	(66,157)	—
Vesting of performance share units (1)	—	—	—	(7,934)	—
Balance at May 31, 2021	187,247,721	28,227,478	613,086	18,577,123	5,005,800
Share repurchases	—	—	—	4,079,651	—
Exercise of stock options	—	—	1,267	(34,736)	—
Employee stock purchases	—	—	—	(28,768)	—
Vesting of restricted stock units (1)	—	—	—	(5,256)	—
Balance at August 31, 2021	187,247,721	28,227,478	614,353	22,588,014	5,005,800
Share repurchases	—	—	—	402,642	—
Exercise of stock options	—	—	1,603,397	(43,534)	—
Balance at November 30, 2021	187,247,721	28,227,478	2,217,750	22,947,122	5,005,800

Balance at February 29, 2020	186,090,745	28,300,206	1,692,227	18,256,826	5,005,800
Conversion of shares	2,532	(2,532)	—	—	—
Exercise of stock options	—	—	2,576	(44,593)	—
Vesting of restricted stock units (1)	—	—	—	(76,019)	—
Vesting of performance share units (1)	—	—	—	(17,335)	—
Balance at May 31, 2020	186,093,277	28,297,674	1,694,803	18,118,879	5,005,800
Conversion of shares	684,808	(11,113)	(673,695)	—	—
Exercise of stock options	—	—	—	(781,075)	—
Employee stock purchases	—	—	—	(32,867)	—
Vesting of restricted stock units (1)	—	—	—	(3,514)	—
Balance at August 31, 2020	186,778,085	28,286,561	1,021,108	17,301,423	5,005,800
Conversion of shares	417,966	(9,044)	(408,922)	—	—
Exercise of stock options	—	—	—	(110,717)	—
Vesting of restricted stock units (1)	—	—	—	(666)	—
Balance at November 30, 2020	187,196,051	28,277,517	612,186	17,190,040	5,005,800
(1)    Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Three Months Ended November 30,	For the Nine Months Ended November 30,
2021
Restricted Stock Units	36,048	165	—	36,213
Performance Share Units	4,565	—	—	4,565

2020
Restricted Stock Units	37,506	187	240	37,933
Performance Share Units	9,433	—	—	9,433

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

For the nine months ended November 30, 2021, we repurchased 6,179,015 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $1,390.5 million through a combination of open market transactions and an ASR that was announced in June 2021.

As of November 30, 2021, total shares repurchased under the 2018 Authorization and the 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$2,436.4	11,076,620
2021 Authorization	$2,000.0	$—	—

13.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the nine months ended November 30, 2021, net income (loss) per common share – diluted for Class A Common Stock and Class B Convertible Common Stock have been computed using the two-class method. For the three months ended November 30, 2021, and for the nine months and three months ended November 30, 2020, net income (loss) per common share – diluted for Class A Common Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Convertible Common Stock as this method is more dilutive than the two-class method. For the three months ended November 30, 2021, and for the nine months and three months ended November 30, 2020, net income (loss) per common share – diluted for Class B Convertible Common Stock has been computed using the two-class method and does not assume conversion of Class B Convertible Common Stock into shares of Class A Common Stock. The computation of basic and diluted net income (loss) per common share is as follows:

	For the Nine Months Ended
	November 30, 2021		November 30, 2020
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(386.9)	$(48.9)	$1,436.5	$178.6
Conversion of Class B common shares into Class A common shares	—	—	178.6	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	(1.2)
Net income (loss) attributable to CBI allocated – diluted	$(386.9)	$(48.9)	$1,615.1	$177.4

Weighted average common shares outstanding – basic	167.692	23.230	170.083	23.284
Conversion of Class B common shares into Class A common shares (1)	—	—	23.284	—
Stock-based awards, primarily stock options (1)	—	—	1.734	—
Weighted average common shares outstanding – diluted	167.692	23.230	195.101	23.284

Net income (loss) per common share attributable to CBI – basic	$(2.31)	$(2.10)	$8.44	$7.67
Net income (loss) per common share attributable to CBI – diluted	$(2.31)	$(2.10)	$8.28	$7.62

	For the Three Months Ended
	November 30, 2021		November 30, 2020
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$417.4	$53.4	$1,139.5	$141.4
Conversion of Class B common shares into Class A common shares	53.4	—	141.4	—
Effect of stock-based awards on allocated net income (loss)	—	(0.3)	—	(1.1)
Net income (loss) attributable to CBI allocated – diluted	$470.8	$53.1	$1,280.9	$140.3

Weighted average common shares outstanding – basic	164.999	23.222	170.571	23.274
Conversion of Class B common shares into Class A common shares	23.222	—	23.274	—
Stock-based awards, primarily stock options	1.718	—	1.599	—
Weighted average common shares outstanding – diluted	189.939	23.222	195.444	23.274

Net income (loss) per common share attributable to CBI – basic	$2.53	$2.30	$6.68	$6.07
Net income (loss) per common share attributable to CBI – diluted	$2.48	$2.29	$6.55	$6.03

(1)
For the nine months ended November 30, 2021, we have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive, in millions:

	Class B Convertible Common Stock	23.230
	Stock-based awards, primarily stock options	1.807

14.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2021
Net income (loss) attributable to CBI			$(435.8)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(178.2)	$—	(178.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(178.2)	—	(178.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(74.5)	3.2	(71.3)
Reclassification adjustments	(28.2)	2.5	(25.7)
Net gain (loss) recognized in other comprehensive income (loss)	(102.7)	5.7	(97.0)

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.4	(0.1)	0.3
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.4	(0.1)	0.3
Share of OCI of equity method investments
Net gain (loss)	(16.4)	3.7	(12.7)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(16.4)	3.7	(12.7)
Other comprehensive income (loss) attributable to CBI	$(296.9)	$9.3	(287.6)
Comprehensive income (loss) attributable to CBI			$(723.4)

For the Nine Months Ended November 30, 2020
Net income (loss) attributable to CBI			$1,615.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(101.8)	$—	(101.8)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(101.8)	—	(101.8)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(39.1)	3.2	(35.9)
Reclassification adjustments	34.1	(2.4)	31.7
Net gain (loss) recognized in other comprehensive income (loss)	(5.0)	0.8	(4.2)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.6)	0.2	(0.4)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.6)	0.2	(0.4)
Share of OCI of equity method investments
Net gain (loss)	20.6	(5.3)	15.3
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	20.6	(5.3)	15.3
Other comprehensive income (loss) attributable to CBI	$(86.8)	$(4.3)	(91.1)
Comprehensive income (loss) attributable to CBI			$1,524.0

For the Three Months Ended November 30, 2021
Net income (loss) attributable to CBI			$470.8
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(251.2)	$—	(251.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(251.2)	—	(251.2)

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(93.8)	11.7	(82.1)
Reclassification adjustments	(8.1)	0.8	(7.3)
Net gain (loss) recognized in other comprehensive income (loss)	(101.9)	12.5	(89.4)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.5	(0.1)	0.4
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.5	(0.1)	0.4
Share of OCI of equity method investments
Net gain (loss)	9.7	(2.2)	7.5
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	9.7	(2.2)	7.5
Other comprehensive income (loss) attributable to CBI	$(342.9)	$10.2	(332.7)
Comprehensive income (loss) attributable to CBI			$138.1

For the Three Months Ended November 30, 2020
Net income (loss) attributable to CBI			$1,280.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$347.2	$—	347.2
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	347.2	—	347.2
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	124.3	—	124.3
Reclassification adjustments	6.1	(0.5)	5.6
Net gain (loss) recognized in other comprehensive income (loss)	130.4	(0.5)	129.9
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.4)	0.2	(0.2)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.4)	0.2	(0.2)
Share of OCI of equity method investments
Net gain (loss)	(14.1)	(4.7)	(18.8)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(14.1)	(4.7)	(18.8)
Other comprehensive income (loss) attributable to CBI	$463.1	$(5.0)	458.1
Comprehensive income (loss) attributable to CBI			$1,739.0

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2021	$(392.5)	$43.5	$(4.2)	$17.7	$(335.5)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(178.2)	(71.3)	0.3	(12.7)	(261.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(25.7)	—	—	(25.7)
Other comprehensive income (loss)	(178.2)	(97.0)	0.3	(12.7)	(287.6)
Balance, November 30, 2021	$(570.7)	$(53.5)	$(3.9)	$5.0	$(623.1)

15.    BUSINESS SEGMENT INFORMATION

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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2021	2020	2021	2020
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$48.1	$(0.3)	$—	$9.1
Net flow through of reserved inventory	11.6	—	11.6	—
Settlements of undesignated commodity derivative contracts	(24.8)	30.2	(12.5)	6.6
Strategic business development costs	(2.6)	(25.8)	—	(0.7)
Loss on inventory write-down	(1.0)	(26.5)	(1.0)	(26.5)
COVID-19 incremental costs	—	(6.3)	—	(0.8)
Flow through of inventory step-up	—	(0.1)	(0.1)	—
Total cost of product sold	31.3	(28.8)	(2.0)	(12.3)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	0.1	(21.6)	0.2	(12.7)
Transaction, integration, and other acquisition-related costs	(0.8)	(5.4)	(0.8)	(1.5)
Net gain (loss) on foreign currency derivative contracts	—	(8.0)	—	—
COVID-19 incremental costs	—	(4.8)	—	(0.2)
Other gains (losses) (1)	12.6	(0.1)	18.7	(4.6)
Total selling, general, and administrative expenses	11.9	(39.9)	18.1	(19.0)

Impairment of brewery construction in progress	(665.9)	—	—	—
Impairment of assets held for sale	—	(24.0)	—	(21.0)
Comparable Adjustments, Operating income (loss)	$(622.7)	$(92.7)	$16.1	$(52.3)

(1)	Includes the following:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2021	2020	2021	2020
	(in millions)
	Increase in our ownership interest in My Favorite Neighbor	$13.5	$—	$13.5	$—
	Property tax settlement	$10.4	$—	$10.4	$—
	Transition services agreements activity	$(11.7)	$—	$(4.5)	$—
	Gain (loss) on vineyard sale	$(0.7)	$8.8	$(0.7)	$—
	Gain (loss) on sale of the Black Velvet Canadian Whisky business	$—	$(3.6)	$—	$—

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2021 Annual Report. Amounts included below for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of its results are included in the information below and subsequently eliminated in order to reconcile to our consolidated financial statements.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 27

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2021	2020	2021	2020
(in millions)
Beer
Net sales	$5,185.9	$4,697.9	$1,752.6	$1,677.9
Segment operating income (loss)	$2,089.7	$1,988.0	$723.6	$714.5
Capital expenditures	$501.5	$347.8	$205.7	$149.3
Depreciation and amortization	$183.1	$143.8	$64.6	$50.9

Wine and Spirits
Net sales:
Wine	$1,351.1	$1,711.2	$506.2	$666.7
Spirits	181.2	252.8	61.8	93.5
Net sales	$1,532.3	$1,964.0	$568.0	$760.2
Segment operating income (loss)	$348.9	$507.8	$144.5	$182.3
Income (loss) from unconsolidated investments	$33.6	$26.6	$33.4	$25.5
Equity method investments (1)	$117.4	$137.7	$117.4	$137.7
Capital expenditures	$78.0	$67.3	$24.0	$29.9
Depreciation and amortization	$59.6	$68.5	$20.0	$23.2

Corporate Operations and Other
Segment operating income (loss)	$(161.7)	$(171.3)	$(44.3)	$(61.4)
Income (loss) from unconsolidated investments	$(2.1)	$0.2	$(1.3)	$(0.3)
Equity method investments	$110.3	$83.5	$110.3	$83.5
Capital expenditures	$19.2	$52.6	$15.6	$10.7
Depreciation and amortization	$9.7	$10.9	$3.2	$3.7

Canopy
Net sales	$332.4	$261.5	$104.3	$101.5
Segment operating income (loss)	$(508.0)	$(1,071.0)	$(171.0)	$(213.4)
Capital expenditures	$49.7	$135.9	$12.2	$21.5
Depreciation and amortization	$66.2	$78.5	$22.9	$23.9

Consolidation and Eliminations
Net sales	$(332.4)	$(261.5)	$(104.3)	$(101.5)
Operating income (loss)	$508.0	$1,071.0	$171.0	$213.4
Income (loss) from unconsolidated investments	$(142.6)	$(108.8)	$(68.4)	$(43.0)
Equity method investments	$2,528.7	$2,738.7	$2,528.7	$2,738.7
Capital expenditures	$(49.7)	$(135.9)	$(12.2)	$(21.5)
Depreciation and amortization	$(66.2)	$(78.5)	$(22.9)	$(23.9)

Comparable Adjustments
Operating income (loss)	$(622.7)	$(92.7)	$16.1	$(52.3)
Income (loss) from unconsolidated investments	$(1,430.7)	$212.5	$(135.5)	$800.2

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 28

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2021	2020	2021	2020
(in millions)
Consolidated
Net sales	$6,718.2	$6,661.9	$2,320.6	$2,438.1
Operating income (loss)	$1,654.2	$2,231.8	$839.9	$783.1
Income (loss) from unconsolidated investments (2)	$(1,541.8)	$130.5	$(171.8)	$782.4
Equity method investments (1)	$2,756.4	$2,959.9	$2,756.4	$2,959.9
Capital expenditures	$598.7	$467.7	$245.3	$189.9
Depreciation and amortization	$252.4	$223.2	$87.8	$77.8

(1)	Equity method investments balance at November 30, 2020, exclude amounts reclassified to assets held for sale.
(2)	Income (loss) from unconsolidated investments consists of:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2021	2020	2021	2020
	(in millions)
	Unrealized net gain (loss) on securities measured at fair value	$(1,534.8)	$524.7	$(199.7)	$769.6
	Equity in earnings (losses) from Canopy and related activities	(39.5)	(421.0)	(4.2)	(12.4)
	Equity in earnings (losses) from other equity method investees	32.5	26.8	32.1	25.2
		$(1,541.8)	$130.5	$(171.8)	$782.4

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
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

Strategy.    This section provides a description of our strategy and a discussion of recent developments, COVID-19 and global supply chain related impacts, and significant investments, acquisitions, and divestitures.

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended November 30, 2021, and November 30, 2020, and the nine months ended November 30, 2021, and November 30, 2020. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
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

Strategy

Business strategy
Our overall strategy is to drive growth and shape the future of our industry by building brands that people love and delivering unrivaled value to our stockholders. We endeavor to position our portfolio to benefit from the consumer-led premiumization trend, which we believe will continue to drive faster growth rates in the higher-end of the beer, wine, and spirits categories.

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

Our business strategy for the Beer segment focuses on leading the high-end segment of the U.S. beer market. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, as well as innovation and continued expansion, optimization, and construction activities for our Mexico beer operations. Additionally, in an effort to more fully compete in growing sectors of the high-end segment of the U.S. beer market, we have leveraged our innovation capabilities to introduce new line extensions and package formats that align with consumer trends.

Expansion and optimization efforts continue at our current brewery locations under our Mexico Beer Projects to align with our anticipated future growth expectations. However, at this time, we have suspended all Mexicali Brewery construction activities, following a negative result from a public consultation held in Mexico. We continue to work with government officials in Mexico to explore options to add further capacity at other locations in Mexico, including the construction of the Southeast Mexico Brewery where there is ample water and a skilled workforce to meet our long-term needs (see “Liquidity and Capital Resources - Capital expenditures” below for further discussion).

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents

Our strategy for the Wine and Spirits segment is to build an industry-leading portfolio of higher-end wine and spirits brands. We are investing to meet the evolving needs of consumers, including offering DTC and other eCommerce platforms; building brands through consumer insights, sensory expertise, and innovation; and refreshing existing brands, as we continue to focus on moving our branded wine and spirits portfolio towards a higher-margin, higher-growth portfolio of brands. We focus our innovation and investment dollars on brands within our portfolio which position us to benefit from the consumer-led trend towards premiumization. Additionally, in connection with the recent divestitures, we expect to optimize the value of our wine and spirits portfolio by driving increased focus on our higher-end brands to accelerate growth and improve overall operating margins. In markets where it is feasible, we entered into a contractual arrangement to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This U.S. distributor currently represents about 70% of our branded wine and spirits volume in the U.S.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth, maintain our targeted leverage ratio, and deliver returns to stockholders through the payment of dividends and periodic share repurchases. Our results of operations and financial condition have been affected by inflation and changing prices. We intend to pass along rising costs through increased selling prices, subject to normal competitive conditions. In addition, we continue to identify on-going cost savings initiatives, including our commodity hedge program. However, there can be no assurances that we will be able to fully mitigate rising costs through increased selling prices and/or cost savings initiatives.

CSR strategy
Our CSR strategy is designed to align with our business goals and stakeholder interests, reflect our company values, and more directly address pressing societal needs. Specifically, we dedicate our resources towards four focus areas:

Model water stewardship for our industry – We have made water conservation and stewardship the focus of our sustainability initiatives. We are committed to increasing our site water efficiency, maintaining source availability and quality, using our relationships to advance conservation efforts, and reporting transparently.

Be a champion for the professional development and advancement of women – We are committed to providing resources to support the advancement of women within our company, our communities, and our industry.

Serve as a catalyst for economic development and prosperity for disadvantaged communities – We are committed to addressing the needs of disadvantaged communities, with a focus on Latinx/Hispanic and Black/African American communities.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
Be a culture carrier of responsible consumption – We are committed to empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies. We are evolving our approach to responsible consumption by embracing a contemporary mindset that aligns with consumer betterment trends.

During Third Quarter 2022 we took the following steps to advance our CSR strategy:

•revised our Corporate Governance and Responsibility Committee and Human Resources Committee charters to specifically address oversight of (i) environmental, sustainability, and social responsibility programs and goals and (ii) employee DE&I matters, respectively;
•renewed our commitment and increased our level of support in Dress for Success Worldwide, an organization whose mission is to empower women to achieve economic independence;
•initiated an additional short-term investment, consisting of a certificate of deposit, in a minority-owned financial institution;
•continued to drive change and enhance diverse representation among our U.S. salaried population;
•supported more than 225 employee-designated charitable organizations on GivingTuesday with a special match, in addition to our charitable matching program, providing approximately $150,000 in total donations; and
•announced the launch of a new initiative between Modelo, UFC, the world’s premier mixed martial arts organization, and the nonprofit Rebuilding Together to revitalize training gyms across the country. This initiative is consistent with Rebuilding Together’s mission to repair homes, revitalize communities, and rebuild lives.

Recent Developments

Agreement with Coca-Cola
In December 2021, we entered into a brand authorization agreement with Coca-Cola in the U.S. to extend its FRESCA® brand into beverage alcohol for the launch of ready-to-drink cocktails.

Other acquisition
In December 2021, we acquired a previously leased wine and spirits distribution facility located in Lodi, California.

COVID-19 and Global Supply Chain Related Issues

COVID-19 containment measures affected us predominantly in the first half of Fiscal 2021 primarily in the reduction of (i) depletion volume on our products in the on-premise business due to bar and restaurant closures and (ii) shipment volume related to the reduced production activity at our major breweries in Mexico which we were able to rectify in the second half of Fiscal 2021. The on-premise business has historically been about 10% to 15% of our depletion volume for beer, wine, and spirits. Our on-premise depletion volumes for Fiscal 2022 have been, and may continue to be, impacted by regional COVID-19 case volumes, vaccine immunization rates, and new COVID-19 variants. Currently, our breweries, wineries, and bottling facilities are open and operational.

As reflected in the discussion below, we have seen consumers shift more of their total shopping spend to online channels since the COVID-19 outbreak, which has led to increased eCommerce sales, including DTC, for our business. Fiscal 2022 has been, and may continue to be, impacted by challenges with both global supply chain logistics and transportation which are contributing to lower product inventory levels and higher cost of product sold. For example, wine produced in New Zealand and Italy and subsequently shipped to the U.S. for distribution has been affected by the lack of availability and increased costs of ocean freight shipping containers and port delays causing increased storage charges. In addition, we have experienced a brown glass purchasing shortage, which has impacted the near term growth prospects for certain of our imported beer brands.

In response to COVID-19, we have ensured our ongoing liquidity and financial flexibility through cash preservation initiatives, capital management adjustments, and cost control measures. We have used opportunities

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
to defer some payments including certain payroll taxes under the CARES Act afforded to us earlier in the pandemic. We are not able to estimate the long-term impact of COVID-19 on our business, financial condition, results of operations, and/or cash flow. We believe we have sufficient liquidity available from operating cash flow, cash on hand, and availability under our $2.0 billion revolving credit facility. We expect to have continued access to capital markets and to be able to continue to return value to stockholders through dividends and periodic share repurchases.

Investments, acquisitions, and divestitures

Beer segment
Ballast Point Divestiture
In March 2020, we sold the Ballast Point craft beer business, including a number of its associated production facilities and brewpubs. This divestiture is consistent with our strategic focus on our high-performing import portfolio.

Wine and Spirits segment
My Favorite Neighbor acquisition
In November 2021, we acquired the remaining 65% ownership interest in My Favorite Neighbor, which primarily included the acquisition of goodwill, trademarks, inventory, and property, plant, and equipment. The results of operations of My Favorite Neighbor are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition. In April 2020, we made an initial investment in My Favorite Neighbor that was accounted for under the equity method. We recognized our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment up to the date we acquired the remaining ownership interest. The My Favorite Neighbor investment and subsequent acquisition supported our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Paul Masson Divestiture
In January 2021, we sold the Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts. We recognized a net gain of $58.4 million on the sale of business primarily in the fourth quarter of Fiscal 2021. This divestiture is consistent with our increased focus on consumer-led premiumization trends.

Wine and Spirits Divestitures
In January 2021, we sold a portion of our wine and spirits business, including lower-margin, lower-growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities. We have the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing. Also in January 2021, we sold the New Zealand-based Nobilo Wine brand and certain related assets. We recognized a net loss of $33.5 million on the Wine and Spirits Divestitures primarily in the fourth quarter of Fiscal 2021. These divestitures are consistent with our increased focus on consumer-led premiumization trends.

Concentrate Business Divestiture
In December 2020, we sold certain brands used in our concentrates and high-color concentrate business, and certain related intellectual property, inventory, interests in certain contracts, and other assets. This divestiture is consistent with our focus on consumer-led premiumization trends.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
The following presents selected financial information included in our historical consolidated financial statements that are no longer part of our consolidated results of operations following the Paul Masson Divestiture, the Wine and Spirits Divestitures, and the Concentrate Business Divestiture:

	Third Quarter 2021	Nine Months 2021
(in millions)
Net sales	$210.3	$578.5
Gross profit	$80.9	$229.5
Marketing (1)	$7.1	$12.4
(1)Included in selling, general, and administrative expenses within our consolidated results of operations.

Copper & Kings acquisition
In September 2020, we acquired the remaining ownership interest in Copper & Kings which primarily included the acquisition of inventory and property, plant, and equipment. This acquisition included a collection of traditional and craft batch-distilled American brandies and other select spirits. The results of operations of Copper & Kings are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition. The Copper & Kings acquisition supported our strategic focus on building an industry-leading portfolio of higher-end spirits brands.

Empathy Wines acquisition
In June 2020, we acquired Empathy Wines, which primarily included the acquisition of goodwill, trademarks, and inventory. This acquisition, which included a digitally-native wine brand, strengthened our position in the DTC and other eCommerce markets. The results of operations of Empathy Wines are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition. The Empathy Wines acquisition supported our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Canopy segment
Canopy investment
In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million. This investment expanded our strategic relationship with Canopy.

For additional information on these recent developments, investments, acquisitions, and divestitures, refer to Notes 3, 5, 6, and 8.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of recent divestitures, as appropriate.

For Third Quarter 2022 compared with Third Quarter 2021

•Our results of operations were negatively impacted by (i) an unrealized net loss from the changes in fair value of our investment in Canopy as compared with the unrealized net gain in Third Quarter 2021 and (ii) a decrease in Wine and Spirits net sales due largely to the recent divestitures, partially offset by improvements within the Beer segment.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
•Net sales decreased 5% due to a decrease in Wine and Spirits net sales largely resulting from the recent divestitures, partially offset by an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing.

•Operating income increased 7% largely due to (i) favorable Comparable Adjustments for Third Quarter 2022 as compared with Third Quarter 2021, (ii) favorable marketing spend for both the Beer and Wine and Spirits segments, driven by timing, (iii) favorable compensation and benefits for the Beer, Wine and Spirits, and Corporate Operations and Other segments, and (iv) improvements within the Beer segment, partially offset by the decrease in Wine and Spirits net sales.

•Net income attributable to CBI and diluted net income per common share attributable to CBI decreased largely due to the items discussed above.

For Nine Months 2022 compared with Nine Months 2021

•Our results of operations were negatively impacted by (i) an unrealized net loss from the changes in fair value of our investment in Canopy as compared with the unrealized net gain in Nine Months 2021, (ii) an impairment of long-lived assets for Nine Months 2022 in connection with certain assets at the Mexicali Brewery, (iii) a decrease in Wine and Spirits net sales due largely to the recent divestitures, and (iv) an increase in operational costs within the Beer segment, partially offset by a decrease in equity in losses from Canopy’s results, as well as an increase in Beer net sales.

•Net sales increased 1% as an increase in Beer net sales, driven primarily by shipment volume growth and favorable impact from pricing, was offset by the decrease in Wine and Spirits net sales, due largely to the recent divestitures.

•Operating income decreased 26% largely due to (i) the impairment of long-lived assets in connection with certain assets at the Mexicali Brewery, (ii) the decrease in Wine and Spirits net sales, (iii) an increase in marketing spend for the Beer segment, driven by a planned increase to support the growth of our brands, and (iv) an increase in cost of product sold, driven by obsolescence and material costs within the Beer segment, partially offset by the increase in Beer net sales.

•Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI decreased significantly largely due to the items discussed above, partially offset by lower provision for income taxes.

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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Third Quarter 2022	Third Quarter 2021	Nine Months 2022	Nine Months 2021
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$(12.5)	$6.6	$(24.8)	$30.2
Loss on inventory write-down	(1.0)	(26.5)	(1.0)	(26.5)
Flow through of inventory step-up	(0.1)	—	—	(0.1)
Net flow through of reserved inventory	11.6	—	11.6	—
COVID-19 incremental costs	—	(0.8)	—	(6.3)
Strategic business development costs	—	(0.7)	(2.6)	(25.8)
Net gain (loss) on undesignated commodity derivative contracts	—	9.1	48.1	(0.3)
Total cost of product sold	(2.0)	(12.3)	31.3	(28.8)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	0.2	(12.7)	0.1	(21.6)
Transaction, integration, and other acquisition-related costs	(0.8)	(1.5)	(0.8)	(5.4)
COVID-19 incremental costs	—	(0.2)	—	(4.8)
Net gain (loss) on foreign currency derivative contracts	—	—	—	(8.0)
Other gains (losses)	18.7	(4.6)	12.6	(0.1)
Total selling, general, and administrative expenses	18.1	(19.0)	11.9	(39.9)

Impairment of brewery construction in progress	—	—	(665.9)	—
Impairment of assets held for sale	—	(21.0)	—	(24.0)
Comparable Adjustments, Operating income (loss)	$16.1	$(52.3)	$(622.7)	$(92.7)

Income (loss) from unconsolidated investments	$(135.5)	$800.2	$(1,430.7)	$212.5

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

Loss on inventory write-down
We recognized a loss on the write-down of certain grapes as a result of smoke damage sustained during the 2020 U.S. wildfires (Third Quarter 2021, Nine Months 2021). For additional information on the 2020 U.S. wildfires, refer to Note 2.

Net flow through of reserved inventory
We sold reserved inventory previously written down in the fourth quarter of Fiscal 2021 following the 2020 U.S. wildfires.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
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

Selling, general, and administrative expenses
Restructuring and other strategic business development costs
We recognized costs primarily related to our strategy to optimize our portfolio, gain efficiencies, and reduce our cost structure within the Wine and Spirits segment (Third Quarter 2021, Nine Months 2021).

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

Other gains (losses)
We recognized other gains (losses) primarily in connection with (i) transition services agreements activity related to the Wine and Spirits Divestitures (Third Quarter 2022, Nine Months 2022), (ii) a gain recognized on the remeasurement of our previously held equity interest in My Favorite Neighbor to the acquisition-date fair value (Third Quarter 2022, Nine Months 2022), (iii) a property tax settlement (Third Quarter 2022, Nine Months 2022), and (iv) a gain recognized on the sale of a vineyard (Nine Months 2021).

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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents
Business segments
Third Quarter 2022 compared to Third Quarter 2021

Net sales

	Third Quarter 2022	Third Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$1,752.6	$1,677.9	$74.7	4%
Wine and Spirits:
Wine	506.2	666.7	(160.5)	(24%)
Spirits	61.8	93.5	(31.7)	(34%)
Total Wine and Spirits	568.0	760.2	(192.2)	(25%)
Canopy	104.3	101.5	2.8	3%
Consolidation and eliminations	(104.3)	(101.5)	(2.8)	(3%)
Consolidated net sales	$2,320.6	$2,438.1	$(117.5)	(5%)

Beer segment	Third Quarter 2022	Third Quarter 2021	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,752.6	$1,677.9	$74.7	4%

Shipments	95.2	92.3		3.1%

Depletions				8.4%
The increase in Beer net sales is largely due to (i) $53.0 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand and (ii) $38.8 million of favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by $17.5 million of unfavorable product mix primarily from a shift in package types and an increase of on-premise keg sales. Third Quarter 2022 cases shipped exceeded cases depleted as we focused on replenishing product inventories which are expected to return to more normal levels by the end of Fiscal 2022.

Wine and Spirits segment	Third Quarter 2022	Third Quarter 2021	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$568.0	$760.2	$(192.2)	(25%)

Shipments
Total	8.1	13.2		(38.6%)
Organic (1)	8.1	7.9		2.5%

U.S. Domestic	7.0	12.2		(42.6%)
Organic U.S. Domestic (1)	7.0	6.9		1.4%

Depletions (1)				(6.8%)
(1)Includes an adjustment to remove volume associated with the Wine and Spirits Divestitures and Paul Masson Divestiture for the period September 1, 2020, through November 30, 2020.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
The decrease in Wine and Spirits net sales is due to $210.3 million from the recent divestitures, partially offset by a $18.1 million increase in organic net sales. The increase in organic net sales is driven by (i) $16.6 million increase primarily from non-branded and bulk wine net sales, (ii) $12.8 million of favorable impact from pricing, and (iii) $3.8 million increase in branded wine and spirits shipment volume attributable to our continued focus on growing our brands, partially offset by $14.7 million from unfavorable product mix shift driven by timing. The increase in organic net sales was negatively impacted by global supply chain logistics and route to market changes.

Canopy segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag. Accordingly, we recognize our share of Canopy’s earnings (losses) for the periods (i) July through September 2021, in our Third Quarter 2022 results, (ii) July through September 2020, in our Third Quarter 2021 results, (iii) January through September 2021, in our Nine Months 2022 results, and (iv) January through September 2020, in our Nine Months 2021 results. Although we own less than 100% of the outstanding shares of Canopy, 100% of its results are included and subsequently eliminated in order to reconcile to our consolidated financial statements. See “Income (loss) from unconsolidated investments” below for a discussion of Canopy’s net sales, gross profit (loss), selling, general, and administrative expenses, and operating income (loss). This discussion is based on information Canopy has publicly disclosed.

Gross profit

	Third Quarter 2022	Third Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$958.1	$952.7	$5.4	1%
Wine and Spirits	269.6	327.8	(58.2)	(18%)
Canopy	(56.5)	19.6	(76.1)	NM
Consolidation and eliminations	56.5	(19.6)	76.1	NM
Comparable Adjustments	(2.0)	(12.3)	10.3	84%
Consolidated gross profit	$1,225.7	$1,268.2	$(42.5)	(3%)

The increase in Beer is primarily due to $38.8 million of favorable impact from pricing and $30.2 million of shipment volume growth, partially offset by $62.8 million of higher cost of product sold. The higher cost of product sold is largely due to (i) $37.8 million of higher material costs, including pallets, aluminum, steel, and cartons, (ii) $16.8 million increase in brewery costs primarily driven by higher compensation and benefits to support the growth of our Mexican beer portfolio, and (iii) $11.6 million of higher depreciation, partially offset by $7.6 million of favorable fixed cost absorption related to increased production levels as compared to Third Quarter 2021.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents

The decrease in Wine and Spirits gross profit is due to a decrease of $80.9 million from the recent divestitures, partially offset by a $22.7 million increase in organic gross profit. The increase in organic gross profit is attributable to (i) $15.4 million of favorable cost of product sold, (ii) $12.8 million of favorable impact from pricing, and (iii) $8.2 million increase primarily from non-branded and bulk wine net sales, partially offset by $14.3 million of unfavorable product mix shift driven by timing. The decrease in cost of product sold was largely attributable to (i) $15.5 million of net favorable fixed cost absorption and (ii) lower grape raw materials and other cost saving initiatives, partially offset by $6.4 million of increased transportation costs resulting from global supply chain logistics, including inflation, and route to market changes. The net favorable fixed cost absorption in Third Quarter 2022 primarily resulted from $20.0 million related to the 2020 U.S. wildfires, partially offset by decreased production levels at certain facilities due to a late frost in New Zealand which reduced the grape harvest.

Gross profit as a percent of net sales increased to 52.8% for Third Quarter 2022 compared with 52.0% for Third Quarter 2021. This increase was largely due to approximately (i) 120 basis points of favorable impact from the recent lower-margin wine and spirits divestitures, (ii) 70 basis points of favorable impact from Beer pricing in select markets, (iii) 60 basis points of rate growth from cost of product sold within the Wine and Spirits segment, (iv) 40 basis points of favorable change in Comparable Adjustments, and (v) 35 basis points primarily related to favorable product mix shift within the Beer segment, partially offset by approximately 240 basis points of rate decline from higher cost of product sold within the Beer segment.

Selling, general, and administrative expenses

	Third Quarter 2022	Third Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$234.5	$238.2	$(3.7)	(2%)
Wine and Spirits	125.1	145.5	(20.4)	(14%)
Corporate Operations and Other	44.3	61.4	(17.1)	(28%)
Canopy	114.5	233.0	(118.5)	(51%)
Consolidation and eliminations	(114.5)	(233.0)	118.5	51%
Comparable Adjustments	(18.1)	19.0	(37.1)	NM
Consolidated selling, general, and administrative expenses	$385.8	$464.1	$(78.3)	(17%)

The decrease in Beer is primarily due to $15.5 million of decreased marketing spend, partially offset by $11.5 million of increased general and administrative expenses. The favorable marketing spend was driven by timing as many of our planned investments to support the growth of our Mexican beer portfolio through media and event sponsorships were suspended or canceled in the first half of Fiscal 2021 which shifted our normal spend to the second half of Fiscal 2021. The increase in general and administrative expenses was driven primarily by unfavorable foreign currency transaction losses and increased travel as compared to Third Quarter 2021 resulting from COVID-19 containment measures, partially offset by lower compensation and benefits primarily related to favorable stock-based compensation as compared to Third Quarter 2021.

The decrease in Wine and Spirits is primarily due to $9.7 million of decreased marketing spend and $9.2 million of decreased general and administrative expenses. The favorable marketing spend was driven by timing as many of our planned investments to support the growth of our brands through media and event sponsorships were suspended or canceled in the first half of Fiscal 2021 which shifted our normal spend to the second half of Fiscal 2021. The decrease in general and administrative expenses was driven by a decrease in outside services and lower compensation and benefits primarily related to favorable stock-based compensation as compared to Third Quarter 2021.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents

The decrease in Corporate Operations and Other is largely due to an approximately $19 million decrease in compensation and benefits primarily related to favorable stock-based compensation as compared to Third Quarter 2021.

Selling, general, and administrative expenses as a percent of net sales decreased to 16.6% for Third Quarter 2022 as compared with 19.0% for Third Quarter 2021. The decrease is driven largely by (i) decreases in Beer, Corporate Operations and Other, and Wine and Spirits segments selling, general, and administrative expenses, which resulted in approximately 240 basis points of rate decline, and (ii) a favorable change of approximately 175 basis points in Comparable Adjustments, partially offset by approximately 170 basis points of rate growth in connection with the recent wine and spirits divestitures.

Operating income (loss)

	Third Quarter 2022	Third Quarter 2021	Dollar Change	Percent Change
(in millions)
Beer	$723.6	$714.5	$9.1	1%
Wine and Spirits	144.5	182.3	(37.8)	(21%)
Corporate Operations and Other	(44.3)	(61.4)	17.1	28%
Canopy	(171.0)	(213.4)	42.4	20%
Consolidation and eliminations	171.0	213.4	(42.4)	(20%)
Comparable Adjustments	16.1	(52.3)	68.4	NM
Consolidated operating income (loss)	$839.9	$783.1	$56.8	7%

The increase in Beer is primarily attributable to the favorable pricing impact, strong shipment volume growth within our Mexican beer portfolio, and favorable marketing spend, largely offset by the higher operational costs and increased general and administrative expenses, as described above.

The decrease in Wine and Spirits is largely attributable to the recent divestitures and unfavorable product mix shift, partially offset by the increase in organic net sales, net favorable fixed cost absorption, lower marketing spend, and reduced general and administrative expenses, as described above.

As previously discussed, the Corporate Operations and Other decrease in operating loss is largely due to the favorable stock-based compensation as compared to Third Quarter 2021.

Income (loss) from unconsolidated investments
General

	Third Quarter 2022	Third Quarter 2021	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value	$(199.7)	$769.6	$(969.3)	(126%)
Equity in earnings (losses) from Canopy and related activities	(4.2)	(12.4)	8.2	66%
Equity in earnings (losses) from other equity method investees	32.1	25.2	6.9	27%
	$(171.8)	$782.4	$(954.2)	(122%)

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents

Canopy segment
Canopy net sales increased to $104.3 million for Third Quarter 2022 from $101.5 million for Third Quarter 2021. This increase of $2.8 million, or 3%, is primarily attributable to an increase in global cannabis revenue, largely driven by higher U.S. CBD sales. The increase in global cannabis revenue was partially offset by a decrease in other consumer product revenue resulting from supply chain challenges and shipping restrictions of vaporizers sold by Storz & Bickel GmbH & Co. KG. Canopy gross profit (loss) decreased to $(56.5) million for Third Quarter 2022 from $19.6 million for Third Quarter 2021. This decrease of $76.1 million is primarily driven by inventory write-downs related to excess Canadian cannabis, price compression in the Canadian recreational channel, and higher shipping and warehousing costs in North America, partially offset by payroll subsidies received from the Canadian government in Third Quarter 2022 pursuant to a COVID-19 relief program. Canopy selling, general, and administrative expenses decreased $118.5 million primarily from a reduction in (i) expected credit losses on financial assets and related charges and (ii) asset impairment and restructuring costs, partially offset by an increase in sales and marketing expenses. The combination of these factors were the main contributors to the decrease in operating loss of $42.4 million.

Interest expense
Interest expense decreased to $88.0 million for Third Quarter 2022 from $95.7 million for Third Quarter 2021. This decrease of $7.7 million, or 8%, is predominantly due to lower average borrowings of approximately $1.2 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

Loss on extinguishment of debt
Loss on extinguishment of debt consists of the write-off of debt issuance costs in connection with the early redemption of our Senior Floating Rate Notes (Third Quarter 2021).

(Provision for) benefit from income taxes
Our effective tax rate for Third Quarter 2022 was 17.1% as compared with 12.0% for Third Quarter 2021. In comparison to prior year, our taxes were impacted primarily by:

•valuation allowances on the unrealized net loss from the changes in fair value of our investment in Canopy and Canopy equity in earnings (losses); and
•a net income tax benefit from stock-based compensation award activity for Third Quarter 2022 from changes in option exercise activity.

For additional information, refer to Note 11.

Net income (loss) attributable to CBI
Net income attributable to CBI decreased to $470.8 million for Third Quarter 2022 from $1,280.9 million for Third Quarter 2021. This decrease in net income of $810.1 million is largely attributable to (i) the unrealized net loss from the changes in fair value of our investment in Canopy in Third Quarter 2022 as compared with an unrealized net gain in Third Quarter 2021 and (ii) the decrease in Wine and Spirits net sales largely due to the recent divestitures, partially offset by improvements within the Beer segment.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents
Nine Months 2022 compared to Nine Months 2021

Net sales

	Nine Months 2022	Nine Months 2021	Dollar Change	Percent Change
(in millions)
Beer	$5,185.9	$4,697.9	$488.0	10%
Wine and Spirits:
Wine	1,351.1	1,711.2	(360.1)	(21%)
Spirits	181.2	252.8	(71.6)	(28%)
Total Wine and Spirits	1,532.3	1,964.0	(431.7)	(22%)
Canopy	332.4	261.5	70.9	27%
Consolidation and eliminations	(332.4)	(261.5)	(70.9)	(27%)
Consolidated net sales	$6,718.2	$6,661.9	$56.3	1%

Beer segment	Nine Months 2022	Nine Months 2021	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$5,185.9	$4,697.9	$488.0	10%

Shipments	281.0	258.9		8.5%

Depletions				8.7%

The increase in Beer net sales is largely due to (i) $398.0 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand and a return to on-premise, including bars and restaurants, and (ii) $120.4 million of favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by $35.6 million of unfavorable product mix primarily from a shift in package types and an increase of on-premise keg sales.

Wine and Spirits segment	Nine Months 2022	Nine Months 2021	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,532.3	$1,964.0	$(431.7)	(22%)

Shipments
Total	22.2	35.6		(37.6%)
Organic (1)	22.2	21.2		4.7%

U.S. Domestic	19.3	32.8		(41.2%)
Organic U.S. Domestic (1)	19.3	18.6		3.8%

Depletions (1)				(5.5%)
(1)Includes an adjustment to remove volume associated with the Wine and Spirits Divestitures and Paul Masson Divestiture for the period March 1, 2020, through November 30, 2020.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
The decrease in Wine and Spirits net sales is due to $578.5 million from the recent divestitures, partially offset by a $146.8 million increase in organic net sales. The increase in organic net sales is driven by (i) $42.7 million increase from favorable product mix shift, (ii) $42.5 million increase in branded wine and spirits shipment volume attributable to our continued focus on growing our brands and an overlap of lower shipment volumes in Nine Months 2021 mainly from on-premise and retail tasting room closures as a result of COVID-19 containment measures, (iii) $36.8 million increase primarily from bulk wine and non-branded net sales, and (iv) $19.0 million of favorable impact from pricing. The increase in organic net sales was negatively impacted by global supply chain logistics and route to market changes. For Nine Months 2022, the organic U.S. shipment volume was ahead of the U.S. depletion volume largely driven by a challenging overlap due to consumer pantry loading behavior in the first half of Fiscal 2021 and timing related to transition activities with distributors that occurred at the end of Fiscal 2021. We expect U.S. shipment volume to outpace depletion volume for Fiscal 2022.

Gross profit

	Nine Months 2022	Nine Months 2021	Dollar Change	Percent Change
(in millions)
Beer	$2,835.8	$2,632.9	$202.9	8%
Wine and Spirits	707.6	868.2	(160.6)	(18%)
Canopy	(26.6)	(33.0)	6.4	19%
Consolidation and eliminations	26.6	33.0	(6.4)	(19%)
Comparable Adjustments	31.3	(28.8)	60.1	NM
Consolidated gross profit	$3,574.7	$3,472.3	$102.4	3%

The increase in Beer is primarily due to $224.3 million of shipment volume growth and $120.4 million of favorable impact from pricing, partially offset by $138.3 million of higher cost of product sold. The higher cost of product sold is largely due to higher operational costs including (i) a $78.2 million increase in obsolescence primarily from excess inventory of hard seltzers resulting from a slowdown in the overall category, (ii) $50.3 million of brewery costs primarily driven by higher compensation and benefits and maintenance, (iii) $40.1 million of higher material costs, including aluminum, pallets, steel, and cartons, and (iv) $27.9 million of higher depreciation, partially offset by (i) $46.4 million of favorable fixed cost absorption primarily as a result of COVID-19 containment measures for Nine Months 2021 and increased production levels for Nine Months 2022 and (ii) $14.1 million of foreign currency transactional benefits.

The decrease in Wine and Spirits gross profit is due to a decrease of $229.5 million from the recent divestitures, partially offset by a $68.9 million increase in organic gross profit. The increase in organic gross profit is attributable to (i) $19.9 million of growth in branded wine and spirits shipment volume, driven by our continued focus on growing our brands as well as the return of our on-premise business, including bars, restaurants, and tasting rooms following a relaxation of COVID-19 containment measures, (ii) $19.0 million of favorable pricing, (iii) $15.9 million increase from favorable product mix shift, (iv) $9.0 million primarily related to favorable bulk wine and non-branded net sales, and (v) $4.1 million of lower cost of product sold. The decreased cost of product sold was largely attributable to (i) approximately $14 million of lower grape raw materials and other cost saving initiatives and (ii) $4.5 million of net favorable fixed cost absorption, offset by $20.6 million of increased transportation costs resulting from global supply chain logistics, including inflation, and route to market changes. The net favorable fixed cost absorption in Nine Months 2022 primarily resulted from the impact of the 2020 U.S. wildfires, partially offset by decreased production levels at certain facilities as a result of a late frost in New Zealand which reduced the grape harvest.

Gross profit as a percent of net sales increased to 53.2% for Nine Months 2022 compared with 52.1% for Nine Months 2021. This increase was largely due to approximately (i) 110 basis points of favorable impact from

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents
the recent lower-margin wine and spirits divestitures, (ii) 85 basis points of favorable change in Comparable Adjustments, (iii) 80 basis points of favorable impact from Beer pricing in select markets, (iv) 20 basis points of rate growth from volume within the Beer segment, and (v) 20 basis points primarily related to favorable product mix shift within the Beer segment, partially offset by approximately 190 basis points of rate decline from cost of product sold within the Beer segment, driven by the increase in obsolescence.

Selling, general, and administrative expenses

	Nine Months 2022	Nine Months 2021	Dollar Change	Percent Change
(in millions)
Beer	$746.1	$644.9	$101.2	16%
Wine and Spirits	358.7	360.4	(1.7)	0%
Corporate Operations and Other	161.7	171.3	(9.6)	(6%)
Canopy	481.4	1,038.0	(556.6)	(54%)
Consolidation and eliminations	(481.4)	(1,038.0)	556.6	54%
Comparable Adjustments	(11.9)	39.9	(51.8)	NM
Consolidated selling, general, and administrative expenses	$1,254.6	$1,216.5	$38.1	3%

The increase in Beer is primarily due to $58.2 million of higher marketing spend and $42.2 million of increased general and administrative expenses. The higher marketing spend was driven by our planned investments to support the growth of our Mexican beer portfolio through media and event sponsorships. The increase in general and administrative expenses was primarily driven by increased legal expense, increased depreciation and other costs related to the implementation of a new ERP, unfavorable foreign currency transaction losses, and higher compensation and benefits.

The decrease in Wine and Spirits is primarily due to a $4.9 million decrease in selling expenses, partially offset by $2.7 million of higher marketing spend. The higher marketing spend was driven by timing and planned investments to support the growth of our brands.

The decrease in Corporate Operations and Other is largely due to an approximate $15 million decrease in compensation and benefits, primarily related to favorable stock-based compensation as compared to Nine Months 2021, and $5 million of favorable foreign currency impact as compared to Nine Months 2021, partially offset by a $6 million increase in consulting services, primarily related to the implementation of a new ERP, and an increase in travel as compared to reduced travel in Nine Months 2021 resulting from COVID-19 containment measures.

Selling, general, and administrative expenses as a percent of net sales increased to 18.7% for Nine Months 2022 as compared with 18.3% for Nine Months 2021. The increase is driven largely by approximately 100 basis points of rate growth in connection with the recent wine and spirits divestitures, partially offset by the favorable change in Comparable Adjustments, contributing approximately 50 basis points of rate decline.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
Operating income (loss)

	Nine Months 2022	Nine Months 2021	Dollar Change	Percent Change
(in millions)
Beer	$2,089.7	$1,988.0	$101.7	5%
Wine and Spirits	348.9	507.8	(158.9)	(31%)
Corporate Operations and Other	(161.7)	(171.3)	9.6	6%
Canopy	(508.0)	(1,071.0)	563.0	53%
Consolidation and eliminations	508.0	1,071.0	(563.0)	(53%)
Comparable Adjustments	(622.7)	(92.7)	(530.0)	NM
Consolidated operating income (loss)	$1,654.2	$2,231.8	$(577.6)	(26%)

The increase in Beer is largely attributable to the strong shipment volume growth within our Mexican beer portfolio and favorable pricing impact, partially offset by higher operational costs, marketing spend, and general and administrative expenses, as discussed above.

The decrease in Wine and Spirits is largely attributable to the recent divestitures, partially offset by the increase in organic net sales, led by branded wine and spirits shipment volume growth, favorable pricing impact, bulk wine net sales, and favorable product mix shift.

As previously discussed, the Corporate Operations and Other decrease in operating loss is largely due to the favorable stock-based compensation and favorable foreign currency impact, partially offset by the increase in consulting services and travel expense as compared to Nine Months 2021 .

Income (loss) from unconsolidated investments
General

	Nine Months 2022	Nine Months 2021	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value	$(1,534.8)	$524.7	$(2,059.5)	NM
Equity in earnings (losses) from Canopy and related activities (1)	(39.5)	(421.0)	381.5	91%
Equity in earnings (losses) from other equity method investees	32.5	26.8	5.7	21%
	$(1,541.8)	$130.5	$(1,672.3)	NM
(1)Includes $70.7 million and $251.5 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand for Nine Months 2022 and Nine Months 2021, respectively.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents

Canopy segment
Canopy net sales increased to $332.4 million for Nine Months 2022 from $261.5 million for Nine Months 2021. This increase of $70.9 million, or 27%, is primarily attributable to an increase in Canadian recreational sales and other consumer product sales. The Canadian recreational sales for Nine Months 2022 benefited from (i) opening of retail stores across Canada, (ii) the removal of COVID-19 containment measures which adversely impacted Canopy’s results in Nine Months 2021, and (iii) growth in flower sales. The increase in other consumer product sales largely resulted from expanded U.S. distribution for (i) sales of sports nutrition beverages and mixes sold by BioSteel and (ii) vaporizers sold by Storz & Bickel GmbH & Co. KG, partially offset by supply chain challenges and shipping restrictions. Canopy gross profit (loss) improved to $(26.6) million for Nine Months 2022 from $(33.0) million for Nine Months 2021. This decrease in loss of $6.4 million is primarily driven by (i) inventory write-downs for Nine Months 2021 related to its organizational and strategic review of their business, (ii) payroll subsidies received from the Canadian government in Nine Months 2022 pursuant to a COVID-19 relief program, and (iii) increased net sales for Nine Months 2022. The improvements in Canopy’s gross profit (loss) were partially offset by (i) inventory write-downs for Nine Months 2022 related to excess Canadian cannabis, (ii) price compression in the Canadian recreational channel, and (iii) higher shipping and warehousing costs in North America. Canopy selling, general, and administrative expenses decreased $556.6 million primarily from a reduction in (i) asset impairment and restructuring charges related to their decision to close greenhouse facilities as well as other changes related to its organizational and strategic review of their business, (ii) expected credit losses on financial assets and related charges, and (iii) stock-based compensation expense, partially offset by an increase in sales and marketing expenses. The combination of these factors were the main contributors to the $563.0 million decrease in operating loss.

Interest expense
Interest expense decreased to $270.5 million for Nine Months 2022 from $295.9 million for Nine Months 2021. This decrease of $25.4 million, or 9%, is predominantly due to lower average borrowings of approximately $1.4 billion primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of a make-whole payment in connection with the early redemption of our (i) 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes (Nine Months 2022) and (ii) 2.25% November 2017 senior notes (Nine Months 2021).

(Provision for) benefit from income taxes
Our effective tax rate for Nine Months 2022 was (115.8)% as compared with 20.2% for Nine Months 2021. In comparison to prior year, our taxes were impacted primarily by:

•valuation allowances on a portion of the unrealized net loss from the changes in fair value of our investment in Canopy and Canopy equity in earnings (losses);
•the effective tax rates applicable to our foreign businesses, including the impact of the long-lived asset impairment of brewery construction in progress; and
•a net income tax benefit from stock-based compensation award activity for Nine Months 2022 from changes in option exercise activity.

For additional information, refer to Note 11.

We expect our reported effective tax rate for Fiscal 2022 to be in the range of 87% to 89%. This range includes the impacts of the long-lived asset impairment of brewery construction in progress, net income tax benefits from stock-based compensation award activity, and the unrealized net losses from our Canopy investment for Nine Months 2022. For additional information, refer to Note 5. Since estimates are not currently available, this range does not reflect any future changes in the fair value of our Canopy investment measured at fair value and any future equity in earnings (losses) and related activities from the Canopy Equity Method Investment.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 48

MD&A	Table of Contents
Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $(435.8) million for Nine Months 2022 from $1,615.1 million for Nine Months 2021. This decrease of $2,050.9 million is largely attributable to (i) the unrealized net loss from the changes in fair value of our investment in Canopy as compared with an unrealized net gain in Nine Months 2021, (ii) the impairment of long-lived assets for Nine Months 2022 in connection with certain assets at the Mexicali Brewery, (iii) the decrease in Wine and Spirits net sales due largely to the recent divestitures, and (iv) higher operational costs within the Beer segment, partially offset by strong shipment volume growth within the Beer segment and the decrease in the provision for income taxes.

Liquidity and Capital Resources

General

Our primary source of liquidity has been cash flow from operating activities. Our ability to consistently generate robust cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time to time, repurchase shares of our common stock. Our largest use of cash in our operations is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used this cash flow to repay our short-term borrowings and fund capital expenditures. Additionally, our commercial paper program is used to fund our short-term borrowing requirements and to maintain our access to the capital markets. We use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures.

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

As of November 30, 2021, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $5.9 billion based on the terms of the November 2018 Canopy Warrants.

Cash flows

	Nine Months 2022	Nine Months 2021	Dollar Change	Percent Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,444.1	$2,363.6	$80.5	3%
Investing activities	(674.2)	(643.2)	(31.0)	(5)%
Financing activities	(1,867.9)	(1,654.7)	(213.2)	(13)%
Effect of exchange rate changes on cash and cash equivalents	(1.3)	5.8	(7.1)	(122)%
Net increase (decrease) in cash and cash equivalents	$(99.3)	$71.5	$(170.8)	NM

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 49

MD&A	Table of Contents
Operating activities
The increase in net cash provided by (used in) operating activities consists of:

	Nine Months 2022	Nine Months 2021	Dollar Change	Percent Change
(in millions)
Net income (loss)	$(404.6)	$1,641.2	$(2,045.8)	(125)%
Unrealized net (gain) loss on securities measured at fair value	1,534.8	(524.7)	2,059.5	NM
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	6.0	403.0	(397.0)	(99)%
Impairment of brewery construction in progress	665.9	—	665.9	NM
Other non-cash adjustments	439.3	659.4	(220.1)	(33)%
Change in operating assets and liabilities, net of effects from purchase and sale of business	202.7	184.7	18.0	10%
Net cash provided by (used in) operating activities	$2,444.1	$2,363.6	$80.5	3%

The net change in operating assets and liabilities was largely driven by benefits from (i) accounts payable primarily attributable to the timing of payments for both the Beer and Wine and Spirits segments, (ii) other accrued expenses and liabilities primarily from the timing of stock option exercise activity, and (iii) an exclusivity payment in connection with distribution arrangements for our U.S. wine and spirits brand portfolio. These benefits were partially offset by higher inventory levels for the Beer and Wine and Spirits segments largely resulting from COVID-19 related containment measures and the 2020 U.S. wildfires in Nine Months 2021. Additionally, the increase in net cash provided by operating activities was partially offset by higher income tax payments in Nine Months 2022 as compared to Nine Months 2021.

Investing activities
Net cash used in investing activities increased primarily due to (i) $131.0 million of higher capital expenditures, (ii) $38.3 million of lower proceeds from sale of business, and (iii) $38.3 million of higher purchases of businesses for Nine Months 2022 as compared with Nine Months 2021. The increase was partially offset by the $173.9 million exercise of the November 2017 Canopy Warrants in May 2020.

Financing activities
The increase in net cash provided by (used in) financing activities consists of:

	Nine Months 2022	Nine Months 2021	Dollar Change	Percent Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(159.9)	$(1,236.5)	$1,076.6	87%
Dividends paid	(430.5)	(431.2)	0.7	0%
Purchases of treasury stock	(1,390.5)	—	(1,390.5)	NM
Net cash provided by stock-based compensation activities	149.9	35.5	114.4	NM
Distributions to noncontrolling interests	(36.9)	(22.5)	(14.4)	(64)%
Net cash provided by (used in) financing activities	$(1,867.9)	$(1,654.7)	$(213.2)	(13)%

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 50

MD&A	Table of Contents
Debt

Total debt outstanding as of November 30, 2021, amounted to $10,332.5 million, a decrease of $109.8 million from February 28, 2021. This decrease consisted of:

Debt repayment	Debt issuance

Bank facilities
In June 2021, the Company and the Administrative Agent and Lender further amended the March 2020 Term Credit Agreement.

Senior Notes
In July 2021, we issued the 2.25% July 2021 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $987.2 million were used towards the repayment of our 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes.

General
The majority of our outstanding borrowings as of November 30, 2021, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2023 to calendar 2050, and a variable-rate senior unsecured term loan facility under our June 2021 Term Credit Agreement, originally entered into in June 2019, with a calendar 2024 maturity date.

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

We do not have purchase commitments from buyers for our commercial paper and, therefore, our ability to issue commercial paper is subject to market demand. If the commercial paper market is not available to us for any reason when commercial paper borrowings mature, we intend to utilize unused commitments under our revolving credit facility under our 2020 Credit Agreement to repay commercial paper borrowings. We do not expect that fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility under our 2020 Credit Agreement.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 51

MD&A	Table of Contents
We had the following remaining borrowing capacity available under our 2020 Credit Agreement:

	November 30, 2021	December 31, 2021
(in millions)
Revolving credit facility (1)	$1,744.8	$1,813.8
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

We and our subsidiaries are subject to covenants that are contained in our 2020 Credit Agreement, including those restricting the incurrence of additional indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2020 Credit Agreement. As of November 30, 2021, under our 2020 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

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

As of November 30, 2021, we were in compliance with our covenants under our 2020 Credit Agreement, our June 2021 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For a complete discussion and presentation of all borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2021 Annual Report and Note 10.

Common stock dividends

On January 5, 2022, our Board of Directors declared a quarterly cash dividend of $0.76 per share of Class A Common Stock, $0.69 per share of Class B Convertible Common Stock, and $0.69 per share of Class 1 Common Stock payable on February 23, 2022, to stockholders of record of each class as of the close of business on February 9, 2022.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of our 2021 Annual Report.

Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2018 Authorization and an additional repurchase of up to $2.0 billion of our Class A Common Stock and Class B Convertible Common Stock under the 2021 Authorization. No shares have been repurchased under the 2021 Authorization.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 52

MD&A	Table of Contents
During Nine Months 2022, we repurchased 6,179,015 shares of Class A Common Stock pursuant to the 2018 Authorization at an aggregate cost of $1,390.5 million, or an average cost of $225.04 per share, through a combination of open market transactions and an ASR that was announced in June 2021. The shares repurchased pursuant to the ASR, at an average purchase price paid of $223.17 per share, include (i) 1,731,752 shares of Class A Common Stock received in July 2021 and (ii) 508,645 shares of Class A Common Stock received in August 2021 in connection with the early termination of the calculation period for the ASR by the counterparty to the ASR transaction. We primarily used cash on hand to pay the purchase price for the repurchased shares.

As of November 30, 2021, total shares repurchased under the 2018 Authorization and 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$2,436.4	11,076,620
2021 Authorization	$2,000.0	$—	—

Share repurchases under the 2018 Authorization and 2021 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares become treasury shares, including shares repurchased under the 2018 Authorization.

We currently expect to continue to repurchase shares in the future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A “Risk Factors” of our 2021 Annual Report.

For additional information, refer to Note 17 of our consolidated financial statements included in our 2021 Annual Report and Note 12.

Capital expenditures

Management reviews the capital expenditure program periodically and modifies it as required to meet current and projected future business needs. We have recently updated our Mexico capacity investment plan that will provide the long-term flexibility needed to support the expected future growth of our high-end Mexican beer portfolio.

For Nine Months 2022 we have spent $598.7 million for capital expenditures, including approximately $500 million for the Beer segment. We continue to plan to spend from $1.0 billion to $1.1 billion for capital expenditures in Fiscal 2022, including approximately $900 million for the Beer segment associated primarily with the Mexico Beer Projects. The remaining Fiscal 2022 capital expenditures consist of improvements to existing operating facilities and replacements of existing equipment and/or buildings.

Total capital expenditures for the Beer segment are now expected to be $5.0 billion to $5.5 billion over Fiscal 2023 to Fiscal 2026, with the majority of spend expected to occur in the first three years of that timeframe. This updated capital investment includes the previously disclosed capital expenditure expectations of $700 million to $900 million annually over the next three fiscal years. This investment will support an additional 25 million to 30 million hectoliters of total capacity and includes construction of the Southeast Mexico Brewery where there is ample water and a skilled workforce to meet our long-term needs, as well as continued expansion and optimization at our current brewery locations in Nava and Obregon.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 53

MD&A	Table of Contents
Accounting guidance

Accounting guidance adopted for Nine Months 2022 did not have a material impact on our Financial Statements.

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

•The statements regarding the future reclassification of net losses from AOCI.
•The statements regarding the current global COVID-19 pandemic.
•The statements regarding the potential impact to supply, production levels, and costs due to wildfires, severe weather events, global supply chain logistics, and transportation.
•The statements under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:
◦our business strategy, future operations, new products, future financial position, future net sales and expected volume and inventory trends, future marketing spend, future effective tax rates and anticipated tax liabilities, prospects, plans, and objectives of management;
◦information concerning expected or potential actions of third parties, including potential changes to international trade agreements, tariffs, taxes, other governmental rules and regulations, anticipated inflationary pressures and our responses thereto, and expected purchase accounting allocations;
◦information concerning the future expected balance of supply and demand for and inventory levels of our products;
◦timing and source of funds for operating activities and November 2018 Canopy Warrant exercises, if any;
◦the manner, timing, and duration of the share repurchase program and source of funds for share repurchases; and
◦the amount and timing of future dividends.
•The statements regarding our beer expansion, optimization, and construction activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion, discussions with government officials in Mexico, and potential future impairment of non-recoverable brewery construction assets and other costs.
•The statements regarding:
◦the volatility of the fair value of our investment in Canopy measured at fair value;
◦our activities surrounding our investment in Canopy;
◦our targeted leverage ratio;
◦the November 2018 Canopy Warrants; and
◦our future ownership level in Canopy and our future share of Canopy’s reported earnings and losses.
•The statements regarding the Wine and Spirits Divestitures, including potential amount of contingent consideration, and the optimization of our wine and spirits portfolio.
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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 54

MD&A	Table of Contents
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

•the duration and impact of the COVID-19 pandemic, including but not limited to the impact and severity of new variants, vaccine efficacy and immunization rates, the closure of non-essential businesses, which may include our manufacturing facilities, and other associated governmental containment actions, quarantines, or curfews, may vary from our current expectations, and the increase in cyber-security attacks that have occurred while non-production employees work remotely;
•raw material and water supply, production, or shipment difficulties could adversely affect our ability to supply our customers;
•the actual impact to supply, production levels, and costs due to wildfires, severe weather events, global supply chain logistics, and transportation challenges may vary from our current expectations due to, among other reasons, the actual severity and geographical reach of wildfires and severe weather events and actual supply chain and transportation performance;
•the actual balance of supply and demand for our products and percentage of our portfolio distributed through any particular distributor may vary from current expectations due to, among other reasons, actual raw material and water supply, actual shipments to distributors, and actual consumer demand;
•the actual demand, net sales, and volume trends for our products may vary from current expectations due to, among other reasons, actual shipments to distributors and actual consumer demand;
•the amount, timing, and source of funds for any share repurchases or Canopy warrant exercises, if any, may vary due to market conditions; our cash and debt position; the impact of the beer operations expansion, optimization, and construction activities; the impact of our investment in Canopy; any future exercise of the November 2018 Canopy Warrants; the expected impacts of the Wine and Spirits Divestitures; and other factors as determined by management from time to time;
•the amount and timing of future dividends are subject to the determination and discretion of our Board of Directors and may differ from our current expectations if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings;
•the fair value of our investment in Canopy may vary due to market and economic conditions in Canopy’s markets and business locations;
•the accuracy of management’s projections relating to the Canopy investment may vary from management’s current expectations due to Canopy’s actual results and market and economic conditions;
•the timeframe and actual costs associated with the beer operations expansion, optimization, and construction activities and amount of impairment or other costs and expenses from non-recoverable brewery construction assets in Mexico may vary from management’s current expectations due to market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, results of discussions with government officials in Mexico, actual amount of non-recoverable brewery construction assets and other costs and expenses, and other factors as determined by management;
•the amount of contingent consideration, if any, received in the Wine and Spirits Divestitures will depend on actual future brand performance;
•the ability to respond to anticipated inflationary pressures and pass along rising costs through increased selling prices may vary from management’s current expectations;
•purchase accounting with respect to any transaction, or the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value, may vary from management’s current expectations;
•any impact of U.S. federal laws on Canopy Strategic Transactions or upon the implementation of such Canopy Strategic Transactions, or the impact of any Canopy Strategic Transaction upon our future ownership level in Canopy or our future share of Canopy’s reported earnings and losses, may vary from management’s current expectations; and

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 55

MD&A	Table of Contents
•our targeted leverage ratio may vary from management’s current expectations due to market conditions, our ability to generate cash flow at expected levels and our ability to generate expected earnings.

For additional information about risks and uncertainties that could adversely affect our forward looking statements, please refer to Item 1A. “Risk Factors” of our 2021 Annual Report.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 56

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of November 30, 2021, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, Canadian dollar, and New Zealand dollar. Approximately 100% of our balance sheet exposures and 79% of our forecasted transactional exposures for the remaining three months of Fiscal 2022 were hedged as of November 30, 2021.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2021, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 75% of our forecasted transactional exposures for the remaining three months of Fiscal 2022 were hedged as of November 30, 2021.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
(in millions)
Foreign currency contracts	$2,244.8	$2,013.6	$(50.8)	$87.8	$156.4	$(149.6)
Commodity derivative contracts	$243.5	$226.9	$41.7	$(9.9)	$(26.5)	$20.3

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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 57

OTHER KEY INFORMATION	Table of Contents
The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
(in millions)
Fixed interest rate debt	$9,868.5	$10,564.5	$(10,695.5)	$(12,026.2)	$(818.9)	$(891.1)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $3.6 million and $11.2 million for the nine months ended November 30, 2021, and November 30, 2020, respectively.

Equity price risk
The estimated fair value of our investment in the November 2018 Canopy Warrants and the Canopy Debt Securities are subject to equity price risk, interest rate risk, credit risk, and foreign currency risk. This investment is recognized at fair value utilizing various option-pricing models and has the potential to fluctuate from, among other items, changes in the quoted market price of the underlying equity security. We manage our equity price risk exposure by closely monitoring the financial condition, performance, and outlook of Canopy.

As of November 30, 2021, the fair value of our investment in the November 2018 Canopy Warrants and the Canopy Debt Securities was $289.8 million, with an unrealized net gain (loss) on this investment of $(1,534.8) million recognized in our results of operations for the nine months ended November 30, 2021. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of November 30, 2021, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $33.0 million.

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

We have completed the implementation of a new global ERP across our business units using a phased approach. As a result of this implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment associated with this ERP. While we believe this new system will strengthen our internal controls, there are inherent risks in implementing any new

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 58

OTHER KEY INFORMATION	Table of Contents
system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting throughout Fiscal 2022.

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no other changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
September 1 – 30, 2021 (3)	402,642	$212.44	402,642	$2,563,568,601
October 1 – 31, 2021	—	$—	—	$2,563,568,601
November 1 – 30, 2021	—	$—	—	$2,563,568,601
Total	402,642	$212.44	402,642
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
(3)Repurchases from September 1, 2021, through September 30, 2021, were made pursuant to a Rule 10b5-1 trading plan.

Item 6.    Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 59

OTHER KEY INFORMATION	Table of Contents
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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 60

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 61

OTHER KEY INFORMATION	Table of Contents

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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 62

OTHER KEY INFORMATION	Table of Contents

Exhibit No.
4.31
Amendment No. 1, dated as of June 10, 2021, to Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company and Bank of America, N.A., as administrative agent and lender (filed as Exhibit 4.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2021 and incorporated herein by reference).

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

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	January 6, 2022	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Vice President and Controller

Date:	January 6, 2022	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q3 FY 2022 Form 10-Q	#WORTHREACHINGFOR I 64