Form 10-K
period 2022-02-28
CONSTELLATION BRANDS, INC.
filed 2022-04-21
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $33.3 billion.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 14, 2022, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	162,762,867
Class B Common Stock, par value $.01 per share	23,205,885
Class 1 Common Stock, par value $.01 per share	2,248,714
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Constellation Brands, Inc. to be issued for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements, including without limitation:

•The statements under Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:
◦our business strategy, future operations, innovation strategy and new products, future financial position, future net sales and expected volume and inventory trends, future marketing spend, future effective tax rates and anticipated tax liabilities, prospects, plans, and objectives of management;
◦the anticipated availability of water, agricultural and other raw materials, and packaging materials;
◦the COVID-19 pandemic;
◦our ESG strategy, sustainability initiatives, environmental stewardship targets, and human capital and DEI objectives and goals;
◦the potential impact to supply, production levels, and costs due to global supply chain logistics and transportation;
◦expected or potential actions of third parties, including possible changes to laws, rules, and regulations;
◦anticipated inflationary pressures and our responses thereto;
◦expected purchase accounting allocations;
◦the future expected balance of supply and demand for and inventory levels of our products;
◦the refinement of our wine and spirits portfolio;
◦the Wine and Spirits Divestitures, including potential amounts of contingent consideration;
◦the manner, timing, and duration of the share repurchase program and source of funds for share repurchases; and
◦the amount and timing of future dividends.
•The statements regarding our beer expansion, optimization, and/or construction activities, including anticipated scope, capacity, costs, capital expenditures, timeframes for completion, discussions with government officials in Mexico, and potential future impairment of non-recoverable brewery construction assets and other costs and expenses.
•The statements regarding:
◦the volatility of the fair value of our investment in Canopy measured at fair value;
◦our activities surrounding our investment in Canopy;
◦Canopy’s expectations and the transaction with Acreage;
◦the timing and source of funds for operating activities and exercises of the November 2018 Canopy Warrants, if any;
◦a potential future impairment of our Canopy Equity Method Investment; and
◦our future ownership level in Canopy and our future share of Canopy’s reported earnings and losses.
•The statements regarding our targeted net leverage ratio.
•The statements regarding the future reclassification of net gains from AOCI.
•The statements regarding the impact of any potential common stock declassification, including in connection with the Proposal.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I i

When used in this Form 10-K, the words “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Form 10-K are also subject to the risk, uncertainty, and possible variance from our current expectations regarding:

•water, agricultural and other raw material, and packaging material supply, production, and/or shipment difficulties which could adversely affect our ability to supply our customers;
•the ability to respond to anticipated inflationary pressures, including reductions in consumer discretionary income and our ability to pass along rising costs through increased selling prices;
•the actual impact to supply, production levels, and costs from global supply chain logistics, transportation challenges, wildfires, and severe weather events, due to, among other reasons, actual supply chain and transportation performance and the actual severity and geographical reach of wildfires and severe weather events;
•the actual balance of supply and demand for our products and percentage of our portfolio distributed through any particular distributor due to, among other reasons, actual raw material and water supply, actual shipments to distributors, and actual consumer demand;
•the actual demand, net sales, channel proportions, and volume trends for our products due to, among other reasons, actual shipments to distributors and actual consumer demand;
•beer operations expansion, optimization, and/or construction activities, scope, capacity, costs (including impairments), capital expenditures, and timing due to, among other reasons, market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, results of discussions with government officials in Mexico, the actual amount of non-recoverable brewery construction assets and other costs and expenses, and other factors as determined by management;
•the duration and impact of the COVID-19 pandemic, including but not limited to the impact and severity of new variants, vaccine efficacy and immunization rates, the closure of non-essential businesses, which may include our manufacturing facilities, and other associated governmental containment actions, and the increase in cyber-security attacks that have occurred while non-production employees work remotely;
•the impact of the military conflict in Ukraine and associated geopolitical tensions and responses, including on inflation, supply chains, commodities, energy, and cyber-security;
•the amount, timing, and source of funds for any share repurchases or future exercises of the November 2018 Canopy Warrants, if any, which may vary due to market conditions; our cash and debt position; the impact of the beer operations expansion, optimization, and/or construction activities; the impact of our investment in Canopy; and other factors as determined by management from time to time;
•the amount and timing of future dividends which are subject to the determination and discretion of our Board of Directors and may be impacted if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings;
•the fair value of our investment in Canopy due to market and economic conditions in Canopy’s markets and business locations;
•the accuracy of management’s projections relating to the Canopy investment due to Canopy’s actual results and market and economic conditions;
•the timeframe and amount of any potential future impairment of our Canopy Equity Method Investment if our expectations about Canopy’s prospective results and cash flows decline which could be influenced by various factors including adverse market conditions or if Canopy records a significant impairment of goodwill or intangible assets or other long-lived assets, makes significant asset sales, or has changes in senior management;
•the amount of contingent consideration, if any, received in the Wine and Spirits Divestitures which will depend on actual future brand performance;

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I ii

•the expected impacts of wine and spirits portfolio refinement activities;
•purchase accounting with respect to any transaction, or the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•any impact of U.S. federal laws on Canopy Strategic Transactions or upon the implementation of such Canopy Strategic Transactions, or the impact of any Canopy Strategic Transaction upon our future ownership level in Canopy or our future share of Canopy’s reported earnings and losses;
•whether a definitive agreement in relation to the Proposal will be entered into, what the ultimate terms of any such agreement may be, whether the required stockholder approval would be obtained, and the impact of any such transaction on our shares outstanding and associated financial metrics; and
•our targeted net leverage ratio due to market conditions, our ability to generate cash flow at expected levels, and our ability to generate expected earnings.

Additional important factors that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Form 10-K are those described in Item 1A. “Risk Factors” and elsewhere in this report and in our other filings with the SEC.

Market positions and industry data discussed in this Form 10-K are as of calendar 2021 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beer Marketers Insights; Beverage Information Group; Growers Network; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); IRI; Beer Institute; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I iii

Defined Terms

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We use terms in this Form 10-K and in our Notes that are specific to us or are abbreviations that may not be commonly known or used.

Term	Meaning

$	U.S. dollars
2.25% July 2021 Senior Notes	$1,000.0 million principal amount of 2.25% senior notes issued in July 2021
2.65% November 2017 Senior Notes	$700.0 million principal amount of 2.65% senior notes issued in November 2017 and redeemed in August 2021, prior to maturity
2.70% May 2017 Senior Notes	$500.0 million principal amount of 2.70% senior notes issued in May 2017 and redeemed in August 2021, prior to maturity
2018 Authorization	authority to repurchase up to $3.0 billion of our Class A Stock and Class B Stock, authorized in January 2018 by our Board of Directors
2019 Term Credit Agreement	a term loan credit agreement, dated as of June 28, 2019, consisting of the Five-Year Term Facility, now superseded by the 2020 Term Credit Agreement and the June 2021 Term Credit Agreement
2020 Credit Agreement	ninth amended and restated credit agreement, dated as of March 26, 2020, provided for an aggregate revolving credit facility of $2.0 billion, now superseded by the 2022 Credit Agreement
2020 Restatement Agreement	restatement agreement, dated as of March 26, 2020, that amended and restated our eighth amended and restated credit agreement, dated as of September 14, 2018, which was our then-existing senior credit facility
2020 Term Credit Agreement	amended and restated term credit agreement, dated as of March 26, 2020, now repaid in full
2020 Term Loan Restatement Agreement	restatement agreement, dated as of March 26, 2020, that amended and restated the 2019 Term Credit Agreement, resulting in the March 2020 Term Credit Agreement
2020 U.S. wildfires	significant wildfires that broke out in California, Oregon, and Washington states which affected the 2020 U.S. grape harvest
2021 Authorization	authority to repurchase up to $2.0 billion of our Class A Stock and Class B Stock, authorized in January 2021 by our Board of Directors
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, provides for an aggregate revolving credit facility of $2.25 billion
2022 Restatement Agreement	restatement agreement, dated as of April 14, 2022, that amended and restated the 2020 Credit Agreement, which was our then-existing senior credit facility as of February 28, 2022
2022 Term Credit Agreement	March 2020 Term Credit Agreement, inclusive of amendments dated as of June 10, 2021, and April 14, 2022
3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for our consumers to purchase beverage alcohol from retailers
ABA	alternative beverage alcohol
Acreage	Acreage Holdings, Inc.
Acreage Financial Instrument	a call option for Canopy to acquire 70% of the shares of Acreage at a fixed exchange ratio and 30% at a floating exchange ratio
Acreage Transaction	Canopy’s intention to acquire Acreage upon U.S. federal cannabis legalization, subject to certain conditions
Administrative Agent	Bank of America, N.A., as administrative agent for applicable senior credit facilities and term credit agreements

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I iv

Term	Meaning

AOCI	accumulated other comprehensive income (loss)
ASR	accelerated share repurchase agreement with a third-party financial institution
Austin Cocktails	we made an initial investment in the Austin Cocktails business and subsequently acquired the remaining ownership interest
Ballast Point Divestiture	sale of Ballast Point craft beer business, including a number of its associated production facilities and brewpubs
Black Velvet Divestiture	sale of Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory
BRG(s)	business resource group(s)
C$	Canadian dollars
Canopy	we made an investment in Canopy Growth Corporation, an Ontario, Canada-based public company
Canopy Debt Securities	convertible debt securities issued by Canopy
Canopy Equity Method Investment	November 2017 Canopy Investment, November 2018 Canopy Investment, and May 2020 Canopy Investment, collectively
Canopy Strategic Transaction(s)	any potential acquisition, divestiture, investment, or other similar transaction made by Canopy, including but not limited to the Acreage Transaction
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
CDC	Centers for Disease Control and Prevention
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
Class B Stock	our Class B Convertible Common Stock, par value $0.01 per share
Coca-Cola	The Coca-Cola Company
CODM	chief operating decision maker
Comparable Adjustments	certain items affecting comparability that have been excluded by management
Concentrate Business Divestiture	sale of certain brands used in our concentrates and high-color concentrate business, and certain intellectual property, inventory, interests in certain contracts, and other assets
Copper & Kings	Copper & Kings American Brandy Company, acquired by us
CPG	consumer packaged goods
Crown	Crown Imports LLC, a wholly-owned subsidiary of ours
CSR	corporate social responsibility
DEI	diversity, equity, and inclusion
Depletions	represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data
DGCL	General Corporation Law of the State of Delaware
DTC	direct-to-consumer; a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier
EHS	Environmental, Health, & Safety
Empathy Wines	Empathy Wines business, including a digitally-native wine brand, acquired by us
Employee Stock Purchase Plan	the Company’s employee stock purchase plan, established in 1989, under which 9,000,000 shares of Class A Stock may be issued
ERP	enterprise resource planning system
ESG	environmental, social, and governance
Exchange Act	Securities Exchange Act of 1934, as amended

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I v

Term	Meaning

FASB	Financial Accounting Standards Board
Fiscal 2020	the Company’s fiscal year ended February 29, 2020
Fiscal 2021	the Company’s fiscal year ended February 28, 2021
Fiscal 2022	the Company’s fiscal year ended February 28, 2022
Fiscal 2023	the Company’s fiscal year ending February 28, 2023
Fiscal 2024	the Company’s fiscal year ending February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Five-Year Term Facility	a five-year term loan facility under the 2022 Term Credit Agreement
Form 10-K	this Annual Report on Form 10-K for Fiscal 2022 unless otherwise specified
Gallo	E. & J. Gallo Winery
GHG	greenhouse gas
GILTI	global intangible low-taxed income
Glass Plant	glass production plant in Nava operated through an equally-owned joint venture with Owens-Illinois
June 2019 Warrant Modification	June 2019 modification of the terms of the warrants and certain other rights originally obtained in November 2018 which gave us the option to purchase 139.7 million common shares of Canopy
June 2019 Warrant Modification Loss	our share of Canopy’s additional loss resulting from the June 2019 Warrant Modification
June 2021 Term Credit Agreement	March 2020 Term Credit Agreement, inclusive of amendment dated as of June 10, 2021
Lender	Bank of America, N.A., as lender for the term credit agreement
LIBOR	London Interbank Offered Rate
Lingua Franca	Lingua Franca, LLC business, acquired by us
Long-Term Stock Incentive Plan	a stockholder-approved omnibus incentive plan that provides the ability to grant various types of equity and cash awards to eligible plan participants
March 2020 Term Credit Agreement	amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of the Five-Year Term Facility
May 2020 Canopy Investment	May 2020 exercise of the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7. of this Form 10-K
Mexicali Brewery	suspended brewery construction project located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregon Brewery, Nava Brewery, and Southeast Mexico Brewery
Mission Bell	Mission Bell Winery in Madera, California
M&T	Manufacturers and Traders Trust Company
My Favorite Neighbor	we made an initial investment in My Favorite Neighbor, LLC and subsequently acquired the remaining ownership interest
NA	not applicable
Nasdaq	The Nasdaq Global Select Market
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I vi

Term	Meaning

Nelson’s Green Brier	we made an initial investment in Nelson’s Green Brier Distillery, LLC and subsequently increased our ownership interest
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Nobilo Wine Divestiture	sale of New Zealand-based Nobilo Wine brand and certain related assets
Note(s)	notes to the consolidated financial statements under Item 8. of this Form 10-K
November 2017 Canopy Investment	our initial investment for 18.9 million common shares of Canopy
November 2017 Canopy Warrants	warrants which gave us the option to purchase 18.9 million common shares of Canopy, exercised May 1, 2020
November 2018 Canopy Investment	our incremental investment for 104.5 million common shares of Canopy
November 2018 Canopy Transaction	November 2018 Canopy Investment and the purchase by us of the November 2018 Canopy Warrants, collectively
November 2018 Canopy Warrants	Tranche A Warrants, Tranche B Warrants, and Tranche C Warrants, collectively
NPD	new product development
NYSE	New York Stock Exchange
Obregon	Obregon, Sonora, Mexico
Obregon Brewery	brewery located in Obregon
OCI	other comprehensive income (loss)
Owens-Illinois	O-I Glass, Inc., the ultimate parent of the company with which we have an equally-owned joint venture to operate the Glass Plant
Paul Masson Divestiture	sale of Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts
Proposal	non-binding proposal from the Sands family and entities controlled by members of the Sands family to declassify our common stock
Proxy Statement	Proxy Statement for Fiscal 2022 to be issued in connection with the 2022 Annual Meeting of Stockholders of our Company
RTD	ready-to-drink
Scope 1	direct GHG emissions from sources that are owned or controlled by the company, such as emissions associated with furnaces or vehicles
Scope 2	indirect GHG emissions associated with the purchase of electricity, steam, heat, or cooling
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SKU	stock-keeping unit, a scannable bar code, most often seen printed on product labels in a retail store
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
Southeast Mexico Brewery	a new brewery intended to be located in Southeast Mexico in the state of Veracruz
SOX	Section 404 of the Sarbanes-Oxley Act of 2002
TCJ Act	Tax Cuts and Jobs Act
Term Loan Restatement Agreement	restatement agreement, dated as of March 26, 2020, that amended and restated our term credit agreement dated as of September 14, 2018, resulting in the 2020 Term Credit Agreement
THC	tetrahydrocannabinol
Tranche A Warrants	warrants which give us the option to purchase 88.5 million common shares of Canopy expiring November 1, 2023

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I vii

Term	Meaning

Tranche B Warrants	warrants which give us the option to purchase 38.4 million common shares of Canopy expiring November 1, 2026
Tranche C Warrants	warrants which give us the option to purchase 12.8 million common shares of Canopy expiring November 1, 2026
TSX	Toronto Stock Exchange
U.S.	United States of America
U.S. GAAP	generally accepted accounting principles in the U.S.
VWAP Exercise Price	volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date
WHO	World Health Organization
Wine and Spirits Divestiture
sale of a portion of our wine and spirits business, including lower-margin, lower-growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities

Wine and Spirits Divestitures	Wine and Spirits Divestiture and the Nobilo Wine Divestiture, collectively

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I viii

PART I	ITEM 1. BUSINESS	Table of Contents
Item 1. Business

Introduction

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Corona Extra, Modelo Especial, the Robert Mondavi Brand Family, Kim Crawford, Meiomi, The Prisoner Wine Company, and High West. In the U.S., we are one of the top growth contributors at retail among beverage alcohol suppliers. We are the third-largest beer company and continue to strengthen our leadership position as the #1 high-end beer supplier and the #1 share gainer across the U.S. beer market. Within wine and spirits, we are making solid progress in transforming our brand portfolio to shift to a higher-end focused business to deliver net sales growth and margin expansion. The strength of our brands makes us a supplier of choice to many of our consumers and our customers, which include wholesale distributors, retailers, and on-premise locations. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Our mission is to build brands that people love. We place a relentless focus on the consumer in our pursuit to deliver what’s next and create new experiences that elevate human connections. We believe it is a mission that is Worth Reaching For. It is worth our dedication, hard work, and the bold, calculated risks we take to deliver more for our employees, consumers, trade partners, stockholders, and communities in which we live and work. It is what has made us one of the fastest-growing large CPG companies in the U.S. at retail. Our core values guide our pursuits:

People – True strength is achieved when everyone has a voice. That is why we build our culture on a foundation that encourages inclusion and diversity of thought, where everyone feels empowered to bring their true selves and different points of views to drive us forward
Customers – We are relentless to anticipate what consumers want today, tomorrow, and well into the future
Entrepreneurship – As an industry leader, we act with a bold, calculated approach to realize our vision and unlock new growth opportunities
Quality – Our promise is to pursue quality in our process and products by continuously enhancing what we do and how we do it
Integrity – It is about more than achieving goals. How we achieve them is just as important. We act with high moral and ethical standards and always do the right thing, even when it is the hard thing

Headquartered in Victor, New York, we are a Delaware corporation incorporated in 1972, as the successor to a business founded in 1945.

Strategy

Our overall strategic vision is to consistently deliver industry-leading total stockholder returns over the long-term through a focus on these key pillars:

•continue building strong brands people love with advantaged routes to market;
•build a culture that is consumer-obsessed and leverages robust innovation capabilities to stay on the forefront of consumer trends; and
•deliver on impactful ESG initiatives that we believe are not only good business, but also good for the world.

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a diverse talent pipeline with best-in-class people development; investing in data systems, architecture, and infrastructure that enables our business; and exemplifying intentional and proactive balance sheet management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with consumer-led premiumization trends, which we believe will continue to drive faster growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. We also believe a key component to driving

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 1

PART I	ITEM 1. BUSINESS	Table of Contents
faster growth rates is to invest and strengthen our leadership position within the DTC and 3-tier eCommerce channels. As a result of this strategy, we have realized impacts on each segment of our business.

In our beer business, we focus on upholding our leadership position in the high-end of the U.S. beer market through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. We are investing in the next increment of capacity additions required to sustain our momentum. We continue to focus on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats that meet emerging needs.

In our wine and spirits business, we continue to focus on higher-end brands, improving margins, and creating operating efficiencies. We continue to refine our portfolio primarily through the acquisition of higher-margin, higher-growth wine and spirits brands. We recently reorganized this business into two distinct commercial teams, one focused on our fine wine and craft spirits brands and the other focused on our mainstream and premium brands. While each team has its own distinct strategy, both remain aligned to the goal of accelerating performance by growing net sales and expanding margins. In addition, within the DTC and 3-tier eCommerce channels, we aim to have these channels collectively account for 20% of our wine and spirits business over time.

We complement our strategy with our investment in Canopy by expanding our portfolio into adjacent categories. Canopy is a leading cannabis company with operations in countries across the world. This investment is consistent with our long-term strategy to identify, address, and stay ahead of evolving consumer trends and market dynamics. Our relationship with Canopy is designed to help position it to be successful in cannabis production, branding, and intellectual property.

For further information on our strategy, see “Overview” within MD&A.

Investments, acquisitions, and divestitures

In connection with executing our strategy as outlined above, during Fiscal 2022 we completed the following transactions:

	Date	Strategic Contribution
Wine and Spirits segment
Lodi Distribution Center	December 2021	Acquisition of a previously leased distribution facility located in Lodi, California; consistent with our strategic focus to invest in infrastructure that enables our business to grow.
My Favorite Neighbor	November 2021	Acquisition of super-luxury, DTC-focused wine business as well as certain wholesale sourced brands; supported our focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.
For further information about our significant Fiscal 2022, Fiscal 2021, and Fiscal 2020 transactions, refer to (i) “Overview” within MD&A and (ii) Notes 2 and 5.

Business segments

We have four reportable segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. The business segments reflect how our operations are managed, resources are allocated, operating performance is evaluated by senior management, and the structure of our internal financial reporting. Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included below for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of its results are included in the information below and subsequently eliminated to reconcile to our consolidated financial statements.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 2

PART I	ITEM 1. BUSINESS	Table of Contents
We report net sales in two reportable segments, as Canopy is eliminated in consolidation, as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021
(in millions)
Beer	$6,751.6	$6,074.6
Wine and Spirits:
Wine	1,819.3	2,208.4
Spirits	249.8	331.9
Total Wine and Spirits	2,069.1	2,540.3
Canopy	444.3	378.6
Consolidation and Eliminations	(444.3)	(378.6)
Consolidated Net Sales	$8,820.7	$8,614.9

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

We have nine of the 15 top-selling imported beer brands in the U.S. Modelo Especial is the best-selling imported beer, second best-selling beer overall, and the fastest-growing major imported beer brand in the U.S. Corona Extra is the second largest imported beer and fifth best-selling beer overall in the U.S.

In the past nine years we have increased our production capacity in Mexico by fourfold allowing us the opportunity to further expand our leadership position in the high-end segment of the U.S. beer market. Since the 2013 acquisition of the imported beer business, we have invested over $5.6 billion in the Mexico Beer Projects, with approximately $800 million during Fiscal 2022. In early Fiscal 2022, we completed part of a planned expansion project at the Obregon Brewery. This project increased our total production capacity to approximately 39 million hectoliters, which contributed to satisfying our medium-term capacity needs. We expect to spend an

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 3

PART I	ITEM 1. BUSINESS	Table of Contents
additional $5.0 billion to $5.5 billion over Fiscal 2023 through Fiscal 2026, with the majority of spend expected to occur in the first three fiscal years of that timeframe. Expansion, optimization, and/or construction activities continue under our Mexico Beer Projects to support expected future business needs. For further information about our Mexico Beer Projects, refer to (i) “Production” below, (ii) MD&A, and (iii) Note 7.

We are also building on the success of our leading import brand families through our innovation strategy. Our Modelo Chelada brands have become an important growth contributor to our portfolio as the leading chelada in the U.S. beer market. We continued to build on this successful innovation platform in Fiscal 2022 with a new entrant, Modelo Chelada Piña Picante, which was launched in August 2021 and is already a top share gainer among imported brands. To capitalize on the robust growth of the high-end ABA category we launched Corona Refresca in Fiscal 2020 and Corona Hard Seltzer in Fiscal 2021. In Fiscal 2022, we expanded Corona Hard Seltzer into new flavors and restaged our variety packs with consumer-preferred thematic offerings and enhanced flavor profiles. Additionally, we are continuing efforts focused on increasing distribution of products in can, draft, single-serve, and larger package size formats.

In December 2021, we entered into a brand authorization agreement with Coca-Cola in the U.S. to extend its FRESCA® brand into the beverage alcohol category for the anticipated launch of RTD vodka spritz and tequila paloma cocktails in Fiscal 2023. We intend to include the net sales and operating results of these products in our Beer segment.

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

In the U.S., we have nine of the 100 top-selling high-end wine brands, with Meiomi and Kim Crawford achieving the fifth and eighth spots, respectively. Some of our well-known wine and spirits brands and portfolio of brands include:

Wine Brands		Wine Portfolio of Brands	Spirits Brands
7 Moons	Meiomi	Charles Smith	Casa Noble	Mi CAMPO
Cook’s California Champagne	Mount Veeder	My Favorite Neighbor	Copper & Kings	Nelson’s Green Brier
Cooper & Thief	Ruffino	Robert Mondavi Winery	High West	SVEDKA
Crafters Union	SIMI	Schrader
Kim Crawford	The Dreaming Tree	The Prisoner Wine Company

In Fiscal 2022, our fine wine and craft spirits brands delivered solid growth, driven primarily by The Prisoner Wine Company brands and High West, as well as strong gains in our DTC, 3-tier eCommerce channels,

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 4

PART I	ITEM 1. BUSINESS	Table of Contents
hospitality, and international businesses. The focus for our mainstream and premium brands is on maintaining market share, while continuing to deliver growth through premium wine brands, such as Meiomi and Kim Crawford, consistent with our consumer-led premiumization strategy.

Over the last few years, we have been increasing our investment in support of on-trend product innovation as we believe this is one of the key drivers of overall beverage alcohol category growth. We have launched several innovations that are creating momentum and driving growth for the business, including varietal line extensions, such as The Prisoner cabernet sauvignon and chardonnay varietals, Woodbridge spirits barrel aged varietals, Meiomi cabernet sauvignon, and SVEDKA and High West pre-mixed cocktails in the RTD space. Additionally, we recently extended some of our well-known brands through betterment lines, such as Kim Crawford Illuminate, and new package formats, such as Woodbridge 3-liter box.

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

Marketing and distribution

To focus on their respective product categories, build brand equity, and increase sales, we employ full-time, in-house marketing, sales, and customer service functions for our Beer and Wine and Spirits segments. These functions engage in a range of marketing activities and strategies, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions, and public relations. Where opportunities exist, particularly with national accounts in the U.S., we leverage our sales and marketing skills across the organization.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 5

PART I	ITEM 1. BUSINESS	Table of Contents
Competition

The beverage alcohol industry is highly competitive. We compete on the basis of quality, price, brand recognition and reputation, and distribution strength. Our beverage alcohol products compete with other alcoholic and non-alcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence, and wholesaler attention. We compete with numerous multinational producers and distributors of beverage alcohol products, some of which have greater resources than we do. Our principal competitors include:

Beer	Anheuser-Busch InBev, The Boston Beer Company, Heineken, Mark Anthony, Molson Coors

Wine	Deutsch Family Wine & Spirits, Duckhorn Portfolio, E. & J. Gallo Winery, Ste. Michelle Wine Estates, Treasury Wine Estates, Trinchero Family Estates, The Wine Group

Spirits	Bacardi USA, Beam Suntory, Brown-Forman, Diageo, Fifth Generation, Pernod Ricard, Sazerac Company
Canopy operates in the recreational and medicinal cannabis markets and, in their largest market, they compete with numerous licensed producers and distributors of cannabis products. In the recreational market, Canopy competes on the basis of quality, price, brand recognition, consistency, and variety of cannabis products whereas these same competitive factors apply in the medicinal market as well as physician familiarity.

Production

As of February 28, 2022, our production capacity at our Mexican breweries was approximately 39 million hectoliters. By the end of Fiscal 2026, we expect to increase our capacity in Mexico to approximately 64 to 69 million hectoliters to support the growth of our Mexican beer brands. This includes the planned construction of the Southeast Mexico Brewery where there is ample water and we will have a skilled workforce to meet our long-term needs, as well as continued expansion, optimization, and/or construction at our current brewery locations in Nava and Obregon. For further information on these expansion, optimization, and/or construction activities, refer to (i) MD&A and (ii) Note 7. We are continuing to work with government officials in Mexico to determine next steps for our suspended Mexicali Brewery construction project.

Our Daleville facility, located in Roanoke, Virginia, supports our craft and specialty business in addition to our domestic innovation initiatives. In Fiscal 2023, we expect to produce FRESCATM Mixed RTD cocktails using real spirits at this facility.

In the U.S., we operate 12 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey, and San Joaquin regions of California. We also operate two wineries in New Zealand and six wineries in Italy. Grapes are crushed in August through November in the U.S. and Italy, and in February through May in New Zealand and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest and are reduced as sold throughout the year. In Fiscal 2023, we acquired an additional U.S. winery in Oregon. For further information on this acquisition, refer to (i) “Overview” within MD&A and (ii) Note 2.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 6

PART I	ITEM 1. BUSINESS	Table of Contents
Resources and availability of production materials

The principal components in the production of our Mexican and craft beer brands include water; agricultural products, such as yeast and grains; and packaging materials, which include glass, aluminum, and cardboard.

For our Mexican beer brands, packaging materials are the largest cost component of production, with glass bottles representing the largest cost component of our packaging materials.
For Fiscal 2022, the package format mix of our Mexican beer volume sold in the U.S. was as follows:

As part of our efforts to solidify our beer glass sourcing strategy over the long-term, we formed an equally-owned joint venture with Owens-Illinois, one of the leading manufacturers of glass containers in the world. The joint venture owns a state-of-the-art Glass Plant adjacent to our Nava Brewery in Mexico. The Glass Plant currently has five operational glass furnaces which supply nearly 60% of the total annual glass bottle supply for our Mexican beer brands. We also have long-term glass supply agreements with other glass producers.

The Nava and Obregon breweries receive water originating from aquifers. We believe we have adequate access to water to support the breweries’ ongoing requirements, as well as future requirements after the completion of planned expansion, optimization, and/or construction activities. Both breweries employ comprehensive water management practices that focus on water efficiency and wastewater treatment operations to reuse water consumed as part of the production process.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials, primarily glass.

Most of our annual grape requirements are satisfied by grower purchases from each year’s harvest which normally begins in August and runs through November in the U.S. and Italy, and begins in February and runs through May in New Zealand. We receive grapes from approximately 150 independent growers located in the U.S. and 55 independent growers in New Zealand and Italy. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is largely based on then-current market prices.

As of February 28, 2022, we owned or leased approximately 17,800 acres of land and vineyards, either fully bearing or under development, in the U.S., New Zealand, and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of certain of our higher-end wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

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

We utilize glass and polyethylene terephthalate bottles and other materials such as caps, corks, capsules, labels, wine bags, and cardboard cartons in the bottling and packaging of our wine and spirits products. After grape purchases, glass bottles are the largest component of our cost of product sold. In the U.S., the glass bottle industry is highly concentrated with only a small number of producers. We have traditionally obtained, and

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 7

PART I	ITEM 1. BUSINESS	Table of Contents
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

As part of our brewery expansion efforts and commitment to making a positive impact on the communities where we operate, we plan to continue working with local authorities and community-based organizations on sustainability initiatives that benefit local residents. Critical local projects have been identified through community collaboration and input and guidance from third-party water restoration organizations. For example, to improve water quality in the Nava area, we have partnered with Pronatura Noreste, investing in a 10-year project that we expect will help restore the Bravo Conchos basin in the Serranía del Burro. In Obregon, we have worked with local organizations to construct three dams along the Yaqui Valley canal that help improve water management efficiency, recovering volumes of water that play a vital role in the sustainability of the region. This is in addition to other benefits we provide, including local job creation and fueling economic development. We plan to work with local authorities in areas near the Southeast Mexico Brewery on similar initiatives.

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

ESG

During the course of our history, we have been committed to safeguarding our environment, making a positive difference in our communities, and advocating for responsible consumption of beverage alcohol products. Our ESG strategy is aligned with our business goals and stakeholder interests, reflects our Company values, and more directly addresses pressing societal needs. Specifically, we dedicate our resources towards:

Serving as good stewards of our environment and natural resources – Modeling water stewardship for our industry; and reducing GHG emissions through energy conservation and renewable energy initiatives
Enhancing social equity within our industry and communities – Championing the professional development and advancement of women in beverage alcohol and our communities; and enhancing economic development and prosperity in disadvantaged communities

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 8

PART I	ITEM 1. BUSINESS	Table of Contents
Promoting responsible beverage alcohol consumption – Empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

During Fiscal 2022 we took the following steps to advance our ESG strategy by key area:

Serving as good stewards of our environment and natural resources
•developed a target to restore approximately 1.1 billion gallons of water withdrawals from critical watersheds and improve water accessibility in disadvantaged communities where we operate between the periods Fiscal 2023 to Fiscal 2025
•developed a target to reduce Scope 1 (direct) and Scope 2 (indirect) GHG emissions by 15% between the periods Fiscal 2020 to Fiscal 2025
•revised the Board of Directors’ Corporate Governance and Responsibility Committee Charter to include oversight of environmental, sustainability, and social responsibility programs and goals
•completed an assessment to identify and prioritize ESG issues that are most important to our wine and spirits business
•donated $200,000 to The Nature Conservancy’s Resilient Watershed Project

Enhancing social equity within our industry and communities
•five of our eight Focus on Female Founder and Focus On Minority Founder participants grew ahead of their respective categories. Our shared sales team helped drive growth between approximately 160% to 420% in key markets for Austin Cocktails, Durham Distillery, La Fête du Rosé, and Catoctin Creek
•our AASCEND BRG and CSR team created the 2022 Martin Luther King Jr./Black History Month Fund allowing employees the opportunity to lend their support by contributing to community organizations that focus on social equity. Employee and company matched donations went to the Equal Justice Initiative, Facing History and Ourselves, and the Southern Poverty Law Center
•our company support of Dress for Success Worldwide, an organization whose mission is to empower women to achieve economic independence, helped more than 1.2 million women worldwide (80,000 in the U.S.) work towards self-sufficiency. Direct dollars to affiliates in our major office locations helped more than 3,500 women work toward job placement and career advancement goals
•made a $1.75 million multi-year commitment to the National Restaurant Association Education Foundation's “Restaurants Advance” campaign in support of rebuilding the industry workforce
•contributed $500,000 to UnidosUS to strengthen Hispanic families’ financial security through financial empowerment and home ownership programs

Promoting responsible beverage alcohol consumption
•made a minority investment in HopWTR, an adaptogen and nootropics-based non-alcoholic product line
•implemented a six-week wellness challenge that provided an opportunity for employees to learn more about conscious consumption and how our portfolio of brands plays a critical role
•promoted conscious consumption throughout our company social media platforms during culturally relevant moments and holidays such as New Year’s Eve and the Super Bowl

For further information about our ESG advancements refer to (i) “Human capital resources” below and (ii) “Capital resources” within MD&A.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 9

PART I	ITEM 1. BUSINESS	Table of Contents
Human capital resources

As of March 31, 2022, we had approximately 10,000 employees, including approximately 1,200 employees through our equally-owned joint venture with Owens-Illinois. The number of employees may change throughout the year, as we employ additional workers during the grape crushing seasons. Approximately 20% of the employees are covered by collective bargaining agreements. Collective bargaining agreements expiring within one year are minimal. We consider our employee relations generally to be good.
Employee geographic data is as follows:

COVID-19 response
We have an existing Crisis Management Committee that, since January 2020, has been closely monitoring the impact of the virus that causes COVID-19 on our business and our workforce. In March 2020, the WHO recognized COVID-19 as a pandemic. In response, we implemented various measures to reduce the spread of the virus including working from home, restricting visitors to our production locations, splitting our production workforces, reducing the on-site production workforce levels, screening workers before they enter facilities, enforcing social distancing, and encouraging employees to adhere to prevention measures recommended by the CDC and the WHO. To incentivize U.S. employees to receive COVID-19 vaccines, we provided a one-time employee protection bonus to all full-time and part-time U.S. employees who submitted proof of being fully vaccinated or had approved exemptions. In Mexico, COVID-19 vaccines were not as readily available as in the U.S. We created programs to facilitate access through free, voluntary on-site clinics and local vaccination sites for our employees, including those at the Glass Plant, their families, as well as for other local Nava and Obregon businesses. These efforts contributed to achieving an employee vaccination rate of more than 98% at our Nava and Obregon breweries. Additionally, our Chief Medical Officer provides ongoing health-related advice and expertise to our executive officers, Crisis Management Committee, and human resources leadership teams as they make decisions designed to protect the health and safety of our workforce. The preventative measures we have implemented may be modified and/or discontinued as government agencies issue new guidance, including due to fluctuations in COVID-19 case levels.

We value the contributions of our workforce and considered the impacts the pandemic would have on their well-being. For our production workforce, where employees were not able to work due to temporary facility closures or illness, we protected their pay to ensure they had a continued paycheck. For our hospitality employees, we recognized a material portion of their pay comes from customer gratuities and we paid these employees an equivalent value during the necessary time away. Our non-production workforce is able to work remotely using various technology tools. As part of the remote office approach, we provide reimbursement for home office support ensuring our employees have the resources needed to be effective. We have a formal COVID-19 policy and offer various programs to assist our employees, including engaging with third-party wellness providers to host dedicated sessions on mental and physical well-being, and increased flexibility and resources surrounding personal and family commitments.

Diversity, equity, and inclusion
Our DEI strategic priorities are as follows:

Cultivate a best-in-class, diverse, and equitable workforce – one that reflects the universe of consumers that exist and the communities in which we live and serve
Foster a winning inclusive culture – create a more equitable experience for underrepresented groups; harness the benefits of diversity and inclusivity
Enhance social equity – extend our influence to enhance social equity within the beverage alcohol industry and communities in which we live and serve

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 10

PART I	ITEM 1. BUSINESS	Table of Contents
We provide opportunities for our employees to advance our DEI strategic priorities through a growing community of BRGs. Our BRGs are supported at the highest level with sponsorships from our executives. See “Information about our Executive Officers” below. Each BRG is tasked with making a business impact on behalf of the represented group and welcomes allies. In Fiscal 2022, approximately 60% of our U.S. salaried employees were members of one or more BRG.

Monitoring human capital metrics is a key component to ensuring we are executing on our strategy and making progress against our DEI objectives and goals. In Fiscal 2022, we revised our Board of Directors’ Human Resource Committee Charter to specially address oversight of employee DEI matters. We measure gender and ethnic representation to understand diversity at various levels across the organization, assess progress over time, and drive continuous improvement. We have established goals to enhance both gender representation and overall ethnic diversity among our U.S. salaried population to 50% and 30%, respectively, by Fiscal 2026. Our self-disclosed, U.S. salaried employee information is as follows:

Additionally, in Fiscal 2022, we launched a DEI growth dashboard for our U.S. salaried employee base, centered around identifying and addressing workforce diversity representation opportunities, utilizing 2020 U.S. Census data as a benchmark. This dashboard is shared with our executives and with certain committees of the Board of Directors on a quarterly basis enabling them to monitor the progress made and to provide guidance on necessary next steps to attain our representation goals. We also assess metrics throughout the human resource lifecycle to identify potential bias and barriers in our processes, including talent acquisition, turnover, engagement scores, or participation in BRG events.

Compensation and benefits
We strive to provide pay, benefits, and services that meet the needs of our employees. There are four components of compensation: (i) base pay, (ii) long-term incentives dependent on a number of factors such as geographic location and management level which can include restricted stock units, stock options, and performance share units, (iii) short-term incentives, and (iv) recognition awards. Base compensation is reviewed on an annual basis ensuring it is competitive in the market and gives employees opportunities to earn more for exceeding expectations. Our total rewards program also offers valuable benefits, tools, and resources designed to help employees stay healthy and well, while achieving security, growth, satisfaction, and success.

Professional development
Building diverse talent pipelines, delivering best-in-class people development, and championing professional advancement are key components of our human capital strategy which is designed to position our business for long-term growth. In Fiscal 2022, we spent approximately $17 million in development and training costs, including the delivery of four leadership development programs and three women’s focused development programs through the University of Constellation Brands, our learning and development center. We are committed to offering programs, resources, and experiences that empower employees to grow their careers and keep reaching for what’s next, both personally and professionally.

Succession planning
We have a comprehensive succession planning process, led by our human resources team and overseen by the Human Resources Committee of our Board. In addition to the Human Resources Committee’s enhanced focus on executive, senior leader, and high-potential employee succession, our full Board is also involved in Chief Executive Officer succession planning and succession and people development for the broader employee population. As part of the succession planning process, we review and discuss potential successors to key roles and examine backgrounds, capabilities, and appropriate developmental opportunities.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 11

PART I	ITEM 1. BUSINESS	Table of Contents
Employee engagement
We assess employee engagement through targeted pulse surveys, which provide feedback on a variety of topics, such as company direction and strategy, resources, support, work environment preferences, and well-being. During calendar year 2021, we had a response rate of 76% to our survey and an engagement measurement of 86% across our surveyed population.

Safety
We are committed to ensuring the safety of our employees. Our global EHS policy defines our dedication to providing a safe and healthy working environment and developing a culture where all employees take responsibility for their own safety as well as the safety of others while minimizing our impact on the environment in the communities where we live and work. With a focus on continuous improvement we are developing more robust EHS management systems, strengthening employee awareness and training, and ensuring senior leadership engagement on safety. Work-related injuries resulting from the production of our beer, wine, and spirits products are well below industry average. Our recordable incident rate as compared to the industry average are as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	Percent Change
Recordable incident rate (1)	0.79	0.95	(17%)
Industry average (2)	3.45	3.50
(1)Defined as total number of worldwide Constellation work-related injuries (cases beyond first aid) per 100 full-time employees.
(2)Calculated by taking the weighted average of the most recent (2020) U.S. Bureau of Labor Statistics data for wineries, breweries, and distilleries based on our portfolio mix on February 2022 and February 2021 for the years ended February 28, 2022, and February 28, 2021, respectively.

Empowering our employees to give back
Giving back to our communities is a value instilled by our founder, Marvin Sands, and remains core to our company’s DNA. We empower our employees to engage in the communities where they live and work in a variety of ways, including volunteering time and through a charitable matching program available to all U.S. employees.
We match donations ranging from a maximum of $5,000 to $50,000 per year, depending on management level, to charitable organizations.

$5.8 million
Fiscal 2022 corporate charitable contributions, including company match of employee donations

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 12

PART I	ITEM 1. BUSINESS	Table of Contents
Information about our Executive Officers

Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified. Information with respect to our executive officers as of April 21, 2022, is as follows:

William A. Newlands, age 63, is the President and Chief Executive Officer of the Company. He has served as Chief Executive Officer of the Company and as a director since March 2019 and as President since February 2018. He served as Chief Operating Officer from January 2017 through February 2019 and as Executive Vice President of the Company from January 2015 until February 2018. From January 2016 to January 2017 he performed the role of President, Wine & Spirits Division and from January 2015 through January 2016 he performed the role of Chief Growth Officer. Mr. Newlands joined the Company in January 2015. Prior to that he served from October 2011 until August 2014 as Senior Vice President and President, North America of

Beam Inc., as Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011, and as Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010. Beam Inc., a producer and seller of branded distilled spirits products, merged with a subsidiary of Suntory Holding Limited, a Japanese company, in 2014. Prior to October 2011, Beam Global Spirits & Wine, Inc. was the spirits operating segment of Fortune Brands, Inc., which was a leading consumer products company that made and sold branded consumer products worldwide in the distilled spirits, home and security, and golf markets.

Robert Sands, age 63, is the Executive Chairman of the Board of the Company, having served in the role since March 2019 and as a director since January 1990. Previously, he served as Chief Executive Officer of the Company from July 2007 through February 2019. Mr. Sands also served as President of the Company from December 2002 to February 2018, as Chief Operating Officer from December 2002 to July 2007, as Group President from April 2000 through December 2002, as Chief Executive Officer, International from December 1998 through April 2000, as Executive Vice President from October 1993 through April 2000, as General Counsel from June 1986 through May 2000, and as Vice President from June 1990 through October 1993. He is the brother of Richard Sands.

Richard Sands, Ph.D., age 71, is the Executive Vice Chairman of the Board of the Company, having served in the role since March 2019. He previously served as Chairman of the Board of the Company from September 1999 through February 2019. He has been employed by the Company in various capacities since 1979. He has served as a director since 1982. He served as Chief Executive Officer from October 1993 to July 2007, as President from May 1986 to December 2002, as Chief Operating Officer from May 1986 to October 1993, and as Executive Vice President from 1982 to May 1986. He is the brother of Robert Sands.

James O. Bourdeau, age 57, is the Executive Vice President and Chief Legal Officer of the Company, having served in the role since December 2017 and as the Company’s Secretary since April 2017. Prior to that, he served as the Company’s Senior Vice President and General Counsel, Corporate Development, having performed that role from September 2014 until December 2017. Before joining the Company in September 2014, Mr. Bourdeau was an attorney with the law firm of Nixon Peabody LLP from July 2000 through September 2014, and a partner from February 2005 through September 2014. Mr. Bourdeau was associated with another law firm from 1995 to 2000.

BRG sponsorship - Stellar PRIDE supporting our LGBTQ+ community

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 13

PART I	ITEM 1. BUSINESS	Table of Contents

K. Kristann Carey, age 52, will be the Executive Vice President and Chief Human Resources Officer of the Company, effective May 9, 2022. Ms. Carey has served as the Company’s Senior Vice President, Human Resources, Beer Division since February 2019. From July 2018 until December 2020, she performed the role of Chief Diversity Officer. From July 2017 until January 2019, she served as Chief Compliance Officer and from November 2015 until January 2019, she served as Senior Vice President and General Counsel, Beer Division. From June 2013 until November 2015, she served as Vice President and Associate General Counsel, Beer Division. Before joining the Company, Ms. Carey served in roles of increasing responsibility with McDonald’s Corporation from January 2005 until June 2013, most recently as Senior Counsel. Prior to joining McDonald’s Corporation, she worked at the law firms of Seyfarth Shaw LLP from January 2003 through January 2005 and Cassiday, Schade & Gloor LLP from October 1998 until January 2003.

BRG sponsorship - Supporting and Attracting Latinos United for Diversity and Development

Garth Hankinson, age 54, is the Executive Vice President and Chief Financial Officer of the Company, having served in the role since January 2020. Prior to that, he served as the Company’s Senior Vice President, Corporate Development, a position he had been in since February 2016, where he was responsible for leading all of the Company’s financial planning, reporting, and analysis activities, as well as all efforts related to mergers, acquisitions, ventures investments, and strategic alliances. From October 2009 until February 2016, he served as the Vice President, Corporate Development of the Company. From October 2007 until October 2009, Mr. Hankinson served as the Vice President, Business Development for Constellation’s prior

Canadian business, Constellation Brands Canada, Inc., which was a Canadian subsidiary of the Company during that time. From March 2004 until October 2007, he served as the Director of Corporate Development.

BRG sponsorship - VALOR supporting veterans, service members, first responders, and their families

Robert Hanson, age 59, is the Executive Vice President and President, Wine & Spirits Division of the Company, having served in the role since June 2019. Prior to that, he served as Chief Executive Officer of John Hardy Global Limited, a luxury jewelry brand, from August 2014 to June 2019. He continued to serve as its Chairman of the Board until July 2020. He served as Chief Executive Officer and a Director of American Eagle Outfitters, Inc., a leading global specialty retailer of clothing, accessories, and personal care products from January 2012 to January 2014. He served Levi Strauss & Co. from 1988 to 2011 in a variety of important leadership roles across multiple brands where he led cross-functional teams, including merchandising, product development, multi-channel operations, marketing and creative teams, in addition to a full support staff. Mr. Hanson’s roles at Levi’s included serving as Global President of the Levi’s Brand from 2010 to 2011; President, Levi’s Strauss Americas/North America from 2006 to 2010; President, Levi’s Brand U.S. from 2001 to 2006; and President/Vice President, Levi’s Europe/Africa/Middle East from 1998 to 2001.

BRG sponsorship - Win.Inspire.Support.Elevate. supporting our female community

Thomas M. Kane, age 61, is the Executive Vice President and Chief Human Resources Officer of the Company, having served in the role since joining the Company in May 2013 through his retirement from such role, which will be effective May 9, 2022. Mr. Kane previously served as Senior Vice President, Human Resources and Government Relations of Armstrong World Industries, Inc., a global producer of flooring products and ceiling systems, from February 2012 to May 2013, he served as its Senior Vice President, Human Resources from August 2010 to February 2012 and served as its Chief Compliance Officer from February 2011 to February 2012. Prior to that, Mr. Kane served as Global Vice President, Human Resources for Black & Decker

Power Tools, a manufacturer of power and hand tools, from 2002 to 2010. From 1999 to 2002 Mr. Kane served as Global HR leader of GE Specialty Materials, a large manufacturer of silicone products.
BRG sponsorship - Win.Inspire.Support.Elevate. supporting our female community

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 14

PART I	ITEM 1. BUSINESS	Table of Contents

Michael McGrew, age 48, has been an Executive Vice President of the Company since April 2020. Beginning December 2020, Mr. McGrew has performed the role of Executive Vice President, and Chief Communications, CSR, and Diversity Officer of the Company. Mr. McGrew joined Constellation Brands in 2014 as Senior Director, Communications for the Company’s Beer Division. He was promoted to Vice President, Communications – Beer Division in 2016 and assumed the role of Vice President, Corporate Communications in 2017. Prior to joining Constellation Brands, he held a number of roles with increasing responsibility at Grainger, then a $9 billion global provider of industrial supplies and equipment. While at Grainger, from 2011 to

2013 Mr. McGrew served as Director, U.S. Business Communications, from January 2013 to October 2013 he served as Senior Director, U.S. Business & Global Supply Chain Communications and from October 2013 to September 2014 he served as Senior Director, Communications – Americas, among other roles of increasing responsibility.

Mallika Monteiro, age 43, has been an Executive Vice President of the Company since October 2019. Beginning March 2021, Ms. Monteiro has performed the role of Executive Vice President, and Chief Growth, Strategy, and Digital Officer. From October 2019 to February 2021 she performed the role of Executive Vice President, Chief Growth and Strategy Officer and from October 2018 to September 2019, she performed the role of Senior Vice President, Chief Growth Officer. She joined Constellation in October 2016 as Vice President, Beer Innovation and was given additional responsibilities as Chief of Staff to the Company's Executive Management Committee in August 2018. Prior to joining Constellation, from July 2014 to September 2016,

Ms. Monteiro was a Senior Marketing Director at Anheuser Busch InBev. Prior to joining Anheuser Busch InBev, she served in roles of increasing responsibility with Beam Suntory Inc., including as Associate Brand Manager - Jim Beam from July 2007 to June 2009, Brand Manager - Cognac from July 2009 to December 2011, and Senior Brand Manager - Vodka, from January 2012 to June 2014.

BRG sponsorship - Constellation Parents Network

James A. Sabia, Jr., age 60, is the Company’s Executive Vice President and President, Beer Division as well as President of Crown, having performed these roles since January 2022 and February 2022, respectively. He has been an Executive Vice President of the Company since May 2018. From March 2021 through January 2022 he served as Executive Vice President, Managing Director, Beer Division. From May 2018 through March 2021 he performed the role of Executive Vice President, Chief Marketing Officer. He joined the Company in August 2007 as Vice President, Marketing for the Company’s spirits business. Since then, he has served in roles of increasing responsibility with the Company. Since 2009, he has served as the Chief Marketing

Officer of the Company’s Beer Division. From 2009 to June 2013, Mr. Sabia was employed by Crown, of which the Company owned a 50% interest and was the Company’s beer business during that period. In June 2013, the Company acquired the remaining 50% of Crown, which became a wholly-owned indirect subsidiary of the Company on that date. Prior to joining the Company, Mr. Sabia was with Molson Coors Brewing Company for 17 years.

BRG sponsorship - African Americans Strengthening Constellation’s Engagement, Networking, & Development

Company Information

Our website is https://www.cbrands.com, and our investor relations website is https://ir.cbrands.com. Our filings with the SEC, including our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website, https://www.sec.gov, that contains reports, proxy, and information statements, and other information regarding issuers, such as ourselves, that file electronically with the SEC.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 15

PART I	ITEM 1. BUSINESS	Table of Contents
We have adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to our chief executive officer, our principal financial officer, and our controller, and is available on our investor relations website. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Exchange Act, Item 406 of Regulation S-K. We also have adopted a Code of Business Conduct and Ethics that applies to all employees, directors, and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics is available on our website, together with our Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing at https://www.cbrands.com/story/policies. Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564, or by telephoning our Investor Center at 1-888-922-2150.

Our Board of Directors Corporate Governance Guidelines and the Charters of the Board’s Audit Committee, Human Resources Committee (which serves as the Board’s compensation committee) and Corporate Governance and Responsibility Committee (which serves as the Board’s nominating committee) are accessible on our investor relations website. Amendments to, and waivers granted to our directors and executive officers under our codes of ethics, if any, will be posted in this area of our website.

The information regarding our websites and their content is for your convenience only. The content of our websites is not deemed to be incorporated by reference in this report or filed with the SEC.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 16

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Item 1A. Risk Factors

In addition to information discussed elsewhere in this report, you should carefully consider the following factors, as well as additional factors not presently known to us or that we currently deem to be immaterial, which could materially affect our business, liquidity, financial condition, and/or results of operations in present and/or future periods.

Operational Risks
Supply of quality water, agricultural, and other raw materials, certain raw and packaging materials purchased under supply contracts; inflation; limited group of glass bottle suppliers; supply chain disruptions
The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of our breweries, wineries, and distilleries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields. If water available to our or our suppliers’ operations becomes scarce or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints. In addition, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of our production facilities and vineyards. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, such as corn, barley, or hops, which could lead to a shortage of our product supply.

We have substantial brewery operations in Mexico, brewery operations in Texas, Virginia, and Florida, and substantial wine operations in California, New Zealand, and Italy. California has endured and continues to experience prolonged drought conditions which have resulted in the imposition of certain restrictions on water usage, and if these conditions or restrictions persist and/or increase in severity, it could have an adverse effect upon those operations. Our Nava Brewery is sourced from a single water supply. Although we anticipate our operations will have adequate sources of quality water to support their ongoing requirements, there is no guarantee that the sources of water, methods of water delivery, water quality, or water requirements will not change materially in the future. We may incur additional expenses for improving water delivery, quality, and efficiency as well as for securing additional water sources.

Our breweries, the Glass Plant, our wineries, and our distilleries use a large volume of agricultural and other raw materials to produce their products. These include corn starch and sugars, malt, hops, fruits, yeast, and water for our breweries; soda ash and silica sand for the Glass Plant; grapes and water for our wineries; and grain and water for our distilleries. Our breweries, wineries, and distilleries all use large amounts of various packaging materials, including glass, aluminum, cardboard, and other paper products. Our production facilities also use electricity, natural gas, and diesel fuel in their operations. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply, on-time availability, and price of raw materials, packaging materials, and energy can be affected by many factors beyond our control, including market demand, global geopolitical events and military conflicts, such as repercussions from the recent conflict in Ukraine (including on certain commodities, such as aluminum, corn, crude oil, natural gas, and steel), droughts, storms, and other weather conditions or natural or man-made events, economic factors affecting growth decisions, plant diseases, and theft. Inflationary pressures, including for material costs, energy, commodities, supply chain logistics, and labor, may continue to negatively impact us, and we may be unable to pass along rising costs to consumers through increased selling prices.

Our breweries, wineries, and distilleries are also dependent upon an adequate supply of glass bottles, and we have experienced glass bottle purchasing shortages, particularly for brown glass used for certain of our Mexican beer brands. Glass bottle costs are one of our largest components of cost of product sold. The Glass Plant produces a majority of the total annual glass bottle supply for our Mexican beer brands, and we currently have a small number of other suppliers of glass bottles for our Mexican beer brands. In the U.S., glass bottles have only a small number of producers. Currently, one producer supplies a majority of our glass container requirements for

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 17

PART I	ITEM 1A. RISK FACTORS	Table of Contents
our U.S. wine and spirits operations while a different producer supplies the glass bottles for our craft beer operations.

Supply chain disruptions, such as lack of availability and increased costs of ocean freight shipping containers and delays at sea and/or land ports, could continue to impact our distribution and production capabilities. To the extent any of the foregoing factors increases the costs of our finished products or leads to a shortage of our product supply or inventory levels, we could experience a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Reliance upon complex information systems and third-party global networks; cyber-attacks; not realizing benefits of our new global ERP
We depend on information technology to enable us to operate efficiently and interface with customers and suppliers, maintain financial accuracy and efficiency, and effect accurate and timely governmental reporting. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, loss of or damage to intellectual property through security breach, or penalties associated with the failure to timely file governmental reports. We recognize that many groups on a worldwide basis have experienced increases in security breaches, cyber-attacks, and other hacking activities such as denial of service, malware, and ransomware, and there is the possibility of retaliatory cyber-attacks, including by state-sponsored organizations, stemming from geopolitical and economic responses to Russia’s invasion of Ukraine. As with all large information technology systems, our systems could be penetrated by increasingly sophisticated outside parties intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, engaging in the unauthorized use of strategic information about us or our employees, customers, or consumers, or demanding monetary payment. Such unauthorized access could disrupt our operations and could result in various costs and adverse consequences, including the loss of assets or revenues, litigation, regulatory actions, remediation costs, increased cyber-security protection costs, damage to our reputation, harm to our employees, or the failure by us to retain or attract customers following such an event.

We have outsourced various functions to third-party service providers and may outsource other functions in the future. We rely on such third-parties to provide services on a timely and effective basis, but we do not ultimately control their performance. In addition, our distributors, wholesalers, suppliers, joint venture partners, and other external business partners utilize their own information technology systems that are subject to similar risks to us as described above. Their failure to perform as expected or as required by contract, or a cyber-attack on them that disrupts their systems, could result in significant disruptions and costs to our operations or, in the case of third-party service providers, a penetration of our systems.

In Fiscal 2022, we completed the implementation of a new global ERP across our business units using a phased approach. We designed the ERP to accurately maintain our financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. We plan to make enhancements to the ERP and associated processes and tools, which will continue to require the investment of personnel and financial resources. If our ERP does not operate as intended or the anticipated benefits from this implementation are not fully realized, we may experience delays, increased costs, and other difficulties that may interfere with being able to operate our business and the effectiveness of our internal control over financial reporting could be adversely affected.

To the extent any of the foregoing factors result in significant disruptions and costs to our operations or reduce the effectiveness of our internal control over financial reporting, we could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Economic and other uncertainties associated with our international operations
Our products are produced and sold in numerous countries, we have employees in various countries, and we have production facilities currently in the U.S., Mexico, New Zealand, and Italy.

The countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products, in varying amounts.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 18

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Governmental bodies may propose changes to international trade agreements, treaties, tariffs, taxes, and other government rules and regulations including but not limited to environmental treaties and regulations. The recent military conflict in Ukraine and escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restrictions which, when combined with any retaliatory actions that may be taken by Russia, could cause further inflationary pressures and economic and supply chain disruptions (including impacts on prices and supply of certain commodities, such as aluminum, corn, crude oil, natural gas, and steel). Significant increases in import and excise duties or other taxes on, or that impact, beverage alcohol products as well as any tariffs, particularly on imports from Mexico and any retaliatory tariffs imposed by the Mexican government, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

In addition, governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain regulations also require warning labels and signage. We may be subject to new or revised regulations or increased licensing fees, requirements, or taxes. Additionally, various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what our products contain or allegations that our products cause adverse health effects. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products.

These uncertainties and changes, as well as the decisions, policies, and economic strength of our suppliers and distributors, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Dependence on limited facilities for production of our Mexican beer brands, and expansion, optimization, and construction issues
We are dependent on our Nava and Obregon breweries as our sole sources of supply to fulfill our Mexican beer brands product requirements, both now as well as for the near-term.

Expansion, optimization, and/or construction activities continue at our Nava and Obregon breweries, and we are exploring construction of the Southeast Mexico Brewery. We have suspended Mexicali Brewery construction activities following a negative result from a public consultation held in Mexico. We continue to work with Mexican government officials to (i) determine next steps for our suspended Mexicali Brewery construction project, (ii) pursue various forms of recovery for capitalized costs and additional expenses incurred in establishing the Mexicali Brewery, and (iii) explore options to add further capacity elsewhere in Mexico, including the construction of the Southeast Mexico Brewery, to meet our long-term needs. These are multi-billion-dollar activities, with risks of completion delays, cost overruns, and further asset impairments. There is also no assurance of any recovery with respect to the suspended Mexicali Brewery.

Expansion and optimization of current production facilities and construction of new production facilities are subject to various regulatory and developmental risks, including but not limited to: (i) our ability to obtain timely certificate authorizations, necessary approvals and permits from regulatory agencies at all or on terms that are acceptable to us; (ii) potential changes in federal, state, and local laws and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; (iii) inability to acquire rights-of-way or land or water rights on a timely basis on terms that are acceptable to us; (iv) inability to acquire the necessary energy supplies, including electricity, natural gas, and diesel fuel; or (v) a halt or delay in expansion, optimization, or construction activities due to COVID-19. Any of these events could delay the expansion, optimization, or construction of our production facilities.

We may not be able to satisfy our product supply requirements for the Mexican beer brands in the event of (i) a significant disruption or the partial or total destruction of the Nava or Obregon breweries or the Glass Plant, (ii) difficulty shipping raw materials and product into or out of the U.S., or (iii) a temporary inability to produce our product due to closure or lower production levels of one or more of our Mexican breweries, including as a result of COVID-19. Also, if the contemplated expansion, optimization, and/or construction activities at the

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 19

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Nava and Obregon breweries and construction of additional brewery capacity in Mexico are abandoned or not otherwise completed by their targeted completion dates, we may not be able to produce sufficient quantities of our Mexican beer to satisfy our needs. Under such circumstances, we may be unable to obtain our Mexican beer at a reasonable price from another source, if at all. A significant disruption at our Nava or Obregon breweries, or the Glass Plant, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more, or may take a significant time to start production, any of which could have a material adverse effect on our product supply, business, liquidity, financial condition, and/or results of operations.

Operational disruptions or catastrophic loss to breweries, wineries, other production facilities, or distribution systems
All of our Mexican beer brands product supply is currently produced at our Nava and Obregon breweries. Many of the workers at these breweries are covered by collective bargaining agreements. The Glass Plant has five operational glass furnaces which produce a majority of the total annual glass bottle supply for our Mexican beer brands. Several of our vineyards and production and distribution facilities, including certain California and Oregon wineries, are in areas prone to seismic activity. Additionally, we have various vineyards and wineries in California and Oregon which have recently experienced wildfires and/or landslides.

If any of these or other of our properties and production facilities were to experience a significant operational disruption or catastrophic loss, it could delay or disrupt production, shipments, and revenue, and result in potentially significant expenses to repair or replace these properties or find suitable alternative providers. Also, our production facilities are asset intensive. As our operations are concentrated in a limited number of production and distribution facilities, we are more likely to experience a significant operational disruption or catastrophic loss in any one location from acts of war or terrorism, fires, floods, earthquakes, severe winter storms or frosts, hurricanes, pandemics, labor strikes or other labor activities, cyber-attacks and other attempts to penetrate our or our third-party service providers’ information technology systems or the information technology used by our non-production employees who work remotely during the COVID-19 pandemic, unavailability of raw or packaging materials, or other natural or man-made events. Geopolitical and economic responses to Russia’s invasion of Ukraine could impact global energy prices and supply, particularly for crude oil and natural gas, as well as result in retaliatory cyber-attacks. If a significant operational disruption or catastrophic loss were to occur, we could breach agreements, our reputation could be harmed, and our business, liquidity, financial condition, and/or results of operations could be adversely affected by, among other items, higher maintenance charges, unexpected capital spending, or product supply constraints.

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

COVID-19 or other pandemics, outbreaks of communicable infections or diseases, or other public health concerns in the markets in which our consumers or employees live and/or in which we or our distributors, retailers, and suppliers operate
Disease outbreaks, including the COVID-19 pandemic, and other public health conditions have resulted and could continue to result in disruptions and damage to our business caused by potential negative consumer purchasing behavior as well as disruption to our supply chains, production processes, and operations. Consumer purchasing behavior may be impacted by reduced consumption by consumers who may not be able to leave home or otherwise shop in a normal manner as a result of governmental containment actions, quarantines, or other cancellations of public events and other opportunities to purchase our products, from bar, restaurant, and venue closures or capacity restrictions, or from a reduction in consumer discretionary income due to reduced or limited work and layoffs. Supply disruption may result from restrictions on the ability of employees and others in the supply chain to travel and work, such as caused by quarantine or individual illness, or which may result from border closures imposed by governments to deter the spread of communicable infection or disease, or determinations by us or our suppliers or distributors to temporarily suspend operations in affected areas, or other actions which restrict the ability to distribute our products or which may otherwise negatively impact our ability to

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 20

PART I	ITEM 1A. RISK FACTORS	Table of Contents
produce, package, and ship our products, for our distributors to distribute our products, or for our suppliers to provide us our raw materials. Ports or channels of entry may be closed or operate at only a portion of capacity, or transportation of product within a region or country may be limited, if workers are unable to report to work due to travel restrictions or personal illness. Our operations and the operations of our suppliers may become less efficient or otherwise become negatively impacted if our executive leaders or other personnel critical to our operations are unable to work or if a significant percentage of the workforce is unable to work or is required to work remotely. A prolonged quarantine or border closure could result in temporary or longer-term disruptions of sales patterns, consumption and trade patterns, supply chains, production processes, and operations. A widespread health crisis, such as the COVID-19 pandemic, could negatively affect the economies and financial markets of many countries resulting in a global economic downturn which could negatively impact demand for our products and our ability to borrow money. Any of these events could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Climate change; environmental regulatory compliance and emissions and stewardship targets
Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other GHGs in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Severe weather events and natural disasters, such as our experiences with drought, flooding, and/or wildfires in California, Oregon, or Washington, an unexpected severe winter storm in Texas or Mexico, or a late frost in New Zealand, and climate change may negatively affect agricultural productivity in the regions from which we presently source our various agricultural raw materials or the energy supply powering our production facilities. Decreased availability of our raw materials may increase our cost of product sold. Severe weather events and natural disasters or changes in the frequency or intensity of weather events or natural disasters can also impact product quality and disrupt our supply chains, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers, and consumers. Natural disasters such as severe storms, floods, and earthquakes may also negatively impact the ability of consumers to purchase our products.

We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, governmental or contractual requirements, uncertainties inherent in litigation, and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability, indemnification, and other costs to differ materially from the costs that we have estimated. We may incur costs associated with environmental compliance arising from events we cannot control, such as unusually severe floods, hurricanes, earthquakes, or fires. We have also disclosed targets related to restoration of water withdrawals and Scope 1 and Scope 2 GHG emissions, the achievement of which will require us to make investments and allocate resources. We cannot assure that we have allotted sufficient resources to attain, or that we ultimately will achieve, these targets or that our costs in relation to any of the foregoing matters will not exceed our projections, which could have a material adverse effect upon our business, liquidity, financial condition, and/or results of operations.

Reliance on wholesale distributors, major retailers, and government agencies
Local market structures and distribution channels vary worldwide. Within our primary market in the U.S., we offer a range of beverage alcohol products with generally separate distribution networks utilized for our beer portfolio and our wine and spirits portfolio. In the U.S., we sell our products principally to wholesalers for resale to retail outlets and directly to government agencies. We have an exclusive arrangement with one wholesaler that generates a large portion of our branded U.S. wine and spirits net sales, and we have one wholesaler for our beer portfolio which, through multiple entities, represents roughly one-fifth of our consolidated net sales. Wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space, promotional support and consumer purchases, and wholesalers or retailers may give higher priority to products of our competitors. The replacement or poor performance of our major wholesalers, retailers, or government agencies could result in temporary or longer-term sales disruptions or could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 21

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Contamination and degradation of product quality from diseases, pests, and weather and climate conditions
Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect sales. Various diseases, pests, fungi, viruses, drought, frosts, and certain other weather conditions or the effects of climate conditions, such as smoke taint from wildfires, could affect the quality and quantity of barley, hops, grapes, and other agricultural raw materials available, decreasing the supply and quality of our products. Similarly, power disruptions due to weather conditions could adversely impact our production processes and the quality of our products. We cannot guarantee that we and/or our suppliers of agricultural raw materials will succeed in preventing contamination in existing and/or future vineyards or fields. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. It is also possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements.

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

If any of our products become unsafe or unfit for consumption, are misbranded, or cause injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period, which could reduce consumer demand and brand equity and result in reputational harm.

Marijuana is currently illegal under U.S. federal law and in other jurisdictions; we do not control Canopy’s business or operations
The ability of Canopy to achieve its business objectives is contingent, in part, upon the legality of the cannabis industry, Canopy’s compliance with regulatory requirements enacted by various governmental authorities, and Canopy obtaining all regulatory approvals, where necessary, for the production and sale of its products. The laws and regulations governing medicinal and recreational cannabis are still developing, including in ways that we may not foresee. Canopy’s success will depend on, among other things, the ability of Canopy to operate successfully in the cannabis market space and the presence of sufficient retail outlets. There are also concerns about health issues associated with certain types of form factors for cannabis products, such as those used in inhalables. These issues may result in a less robust consumer demand for certain form factors. There is no assurance a robust cannabis consumer market will develop consistent with our expectations or that consumers will purchase any Canopy products. Although the Agriculture Improvement Act of 2018 has taken hemp and hemp derived cannabinoids out of the most restrictive class of controlled substances, marijuana is a schedule-1 controlled substance in the U.S. and is currently illegal under U.S. federal law. Even in those U.S. states in which the recreational use of marijuana has been legalized, its use remains a violation of U.S. federal law. Since U.S. federal laws criminalizing the use of marijuana preempt state laws that legalize its use, continuation of U.S. federal law in its current state regarding marijuana would likely limit the expansion of Canopy’s business into the U.S. Similar issues of illegality apply in other countries. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or negatively impact Canopy’s markets, products, and sales initiatives and could have a material adverse effect on Canopy’s business, liquidity, financial condition, and/or results of operations. Were that to occur, we may not be able to recover the value of our investment in Canopy.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 22

PART I	ITEM 1A. RISK FACTORS	Table of Contents
(ii) Canopy does not knowingly or intentionally purchase, manufacture, distribute, import, and/or sell marijuana, or any other controlled substance in or from the U.S. or any other jurisdiction, in each case, where such purchase, manufacture, distribution, importation, or sale of marijuana or such other controlled substance is illegal, except in compliance with all applicable federal, state, local, or foreign laws, rules, and regulations; and (iii) Canopy does not knowingly or intentionally partner with, invest in, or distribute marijuana or any other controlled substance to any third-party that knowingly or intentionally purchases, sells, manufactures, or distributes marijuana or any other controlled substance in the U.S. or any other jurisdiction, in each case, where such purchase, sale, manufacture, or distribution of marijuana or such other controlled substance is illegal, except in compliance with all applicable federal, state, local, or foreign laws, rules, and regulations. Were we to know that Canopy was knowingly or intentionally violating any of these applicable laws, we would be unable to make the required certification under our financing arrangements, which could lead to a default under those financing arrangements.

Strategic Risks
Potential decline in the consumption of products we sell; dependence on sales of our Mexican beer brands
Our business depends upon consumers’ consumption of our beer, wine, and spirits brands, and sales of our Mexican beer brands in the U.S. are a significant portion of our business. Consumer preferences may shift due to a variety of factors, including changes in taste preferences and leisure, dining, and beverage consumption patterns, demographic or social trends, perceived value, and public health policies put into effect to mitigate the spread of COVID-19. Further, a limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•a general decline in economic or geopolitical conditions;
•concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
•a general decline in the consumption of beverage alcohol products in on-premise establishments, which may result from stricter laws relating to driving while under the influence of alcohol;
•the increased activity of anti-alcohol groups or other bodies advocating measures designed to reduce the consumption of beverage alcohol products, such as the WHO;
•increased federal, state, provincial, and foreign excise, or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;
•increased regulation restricting the purchase or consumption of beverage alcohol products;
•inflation, including the impact of reduced discretionary income of consumers available to purchase our products and increased commodities costs; and
•wars, health epidemics or pandemics, quarantines, weather, and natural or man-made disasters.

If these or any other factors cause a decline in the growth rate, amount, or profitability of our sales of the Mexican beer brands in the U.S. or any material shift in consumer preferences and taste in our major markets away from our beer, wine, and spirits brands, and our Mexican beer brands in particular, or from the categories in which they compete, it could adversely affect our business, liquidity, financial condition, and/or results of operations.

Acquisition, divestiture, investment, and NPD strategies
From time to time, we acquire businesses, assets, or securities of companies that we believe will provide a strategic fit with our business. We integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations, and information systems. If the financial performance of our business, as supplemented by the assets and businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations. We may not effectively assimilate the business or product offerings of acquired companies into our business or within the anticipated costs or timeframes, retain key customers and suppliers or key employees of acquired businesses, or successfully implement our business plan for the combined business. In addition, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates and we may fail to fully realize anticipated cost savings, growth opportunities, or other potential synergies. We cannot assure that the fair value of acquired businesses or investments will remain constant.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 23

PART I	ITEM 1A. RISK FACTORS	Table of Contents
We may also divest ourselves of businesses, assets, or securities of companies, including those that we believe no longer provide a strategic fit with our business. We may provide various indemnifications in connection with divestitures of businesses or assets. The amount of contingent consideration, if any, received in divestitures, including in the Wine and Spirits Divestitures, may vary based on various factors including actual future brand performance. Divestitures of portions of our business may also result in costs stranded in our remaining business. Delays in developing or implementing plans to address such costs could delay or prevent the accomplishment of our financial objectives.

We have also acquired or retained ownership interests in companies which we do not control, such as our joint venture to operate the Glass Plant, our interest in Canopy, and investments made through our corporate venture capital function, and we have acquired control of companies which we do not wholly own, such as our 75% interest in Nelson’s Green Brier. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business, or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us, among other matters, to pay certain costs, to make capital investments, to fulfill alone our joint venture partners’ obligations, or to purchase other parties’ interests. The entities in which we have an interest may be subject to litigation which may have an adverse impact on their ability to do business or under which they may incur costs and expenses which could have a material adverse impact on their operations or financial condition which, in turn, could negatively impact the value of our investment.

We previously increased our investment in Canopy through exercise of our warrants in Canopy and we may further increase our investment in the future. While we will not develop, distribute, manufacture, or sell cannabis products in the U.S., or anywhere else in the world, unless legally permissible to do so at all governmental levels in the particular jurisdiction, this investment could affect consumer perception of our existing brands and our reputation with various constituencies.

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal. A new product launch can give rise to a variety of costs. An unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations has resulted and may in the future result in inventory write-offs and other costs.

We cannot assure that we will realize the expected benefits of acquisitions, divestitures, investments, or new products. We have recognized impairment losses and/or write-offs in connection with acquired and divested businesses and investments, and we may do so again in the future. We also cannot assure that our acquisitions, investments, or joint ventures will be profitable or that forecasts regarding acquisition, divestiture, or investment activities will be accurate or that the internal control over financial reporting of entities which we must consolidate as a result of our investment activities but do not control or wholly own will be as robust as our internal control over financial reporting. Our failure to adequately manage the risks associated with acquisitions, divestitures, investments, or new products, or the failure of an entity in which we have an equity or membership interest, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 24

PART I	ITEM 1A. RISK FACTORS	Table of Contents
a material adverse effect on Canopy’s business, liquidity, financial condition, and/or results of operations, and our investment in Canopy. Additionally, Canopy must rely on its own market research and internal data to forecast sales as detailed forecasts may not be fully available at this early stage in the cannabis industry in Canada and globally. Market research relating to the adult-use recreational legal cannabis industry is in its early stages and, as such, trends can only be forecasted.

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

Dependence upon trademarks and proprietary rights, failure to protect our intellectual property rights
Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have been granted numerous trademark registrations and use certain trademarks under license covering our brands and products, and we have filed, and expect to continue to file or have filed on our behalf, trademark applications seeking to protect newly developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of such trademark applications. We could also, by omission, fail to timely renew or protect a trademark and our competitors could challenge, invalidate, or circumvent any existing or future trademarks issued to, or licensed by, us. Several of our subsidiaries are defendants in a lawsuit originally filed in U.S. District Court for the Southern District of New York in February 2021 and amended in December 2021, which alleges, among other things, that our sublicense of the trademarks for our Mexican beer brands should not permit us to use the Corona brand name on our Corona Hard Seltzer or the Modelo brand name on our Modelo Ranch Water. While we believe this lawsuit is without merit, if we are not successful, we may not be able to market our hard seltzer product in its current formulation under the Corona brand name or our ranch water product in its current formulation under the Modelo brand name which may have an adverse effect on our business and financial condition. We may be subject to other litigation related to our trademarks and intellectual property rights. A substantial adverse judgment or other unfavorable resolution of these matters or our failure to otherwise protect our intellectual property rights could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Financial Risks
Indebtedness
We have incurred indebtedness to finance investments and acquisitions, fund beer operations expansion, optimization, and construction activities, pay cash dividends, and repurchase shares of our common stock. In the future, we may continue to incur additional indebtedness for any or all of these activities as well as to fund other general corporate purposes. We cannot assure that our business will generate sufficient cash flow from operations to meet all our debt service requirements; return value to stockholders such as through payment of dividends or repurchase of shares of our common stock; and fund our general corporate and capital requirements.

Our current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

•our ability to obtain financing for future working capital needs or investments/acquisitions or other purposes may be limited;
•our funds available for operations, expansions, and construction, dividends, or other distributions, or share repurchases may be reduced because we dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;
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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 25

PART I	ITEM 1A. RISK FACTORS	Table of Contents
could affect our ability to issue commercial paper. Certain of our debt facilities also contain change of control provisions which, if triggered, may result in an acceleration of our obligation to repay the debt. In addition, certain of our current and future debt and derivative financial instruments have, or in the future, could have interest rates that are tied to reference rates, such as SOFR. The volatility and availability of such reference rates, including establishment of alternative reference rates, is out of our control. Changes to or the unavailability of such rates or the manner for calculation of such reference rates, could result in increases to the cost of our debt.

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

Securities measured at fair value
The value of the warrants and convertible debt we hold in Canopy through our subsidiaries is subject to the volatility of the market price of Canopy’s common stock. This volatility subjects our financial statements to volatility. The market price of Canopy’s common stock has experienced significant volatility, and that volatility may continue in the future and may also be subject to wide fluctuations in response to many factors beyond the control of Canopy, or of us. These factors include, but are not limited to:

•actual or anticipated fluctuations in Canopy’s reported results of operations or financial position, including due to a significant impairment of goodwill, intangible assets, or other long-lived assets;
•recommendations and reports by securities and industry analysts;
•impact of COVID-19 on Canopy’s operations, revenues, and ability to access financial markets as well as, on the cannabis industry generally;
•significant acquisitions, investments, and/or equity issuances by Canopy;
•changes in the performance or market valuations of companies in Canopy’s industry;
•announcement of developments and material events by Canopy or its competitors;
•fluctuations in the costs of vital production materials and services;
•addition or departure of Canopy executive officers or other key personnel;
•speculative trading activity by certain investors;
•news reports relating to trends, concerns, technological, or competitive developments, regulatory changes and other related issues in Canopy’s industry or target markets;
•legal and regulatory changes affecting the cannabis industry generally and Canopy’s business and operations; and
•administrative obligations associated with Health Canada requirements and compliance with all associated rules and regulations including, but not limited to, the Canadian Cannabis Act.

We currently account for our investment in Canopy under the equity method. There may be a future impairment of our Canopy Equity Method Investment if Canopy’s stock price remains below our carrying value of that investment and does not recover in the near-term or if our expectations about Canopy’s prospective results and cash flows decline, which could be influenced by a variety of factors including those listed above. We recognize our equity in Canopy’s earnings on a two-month lag primarily because of the availability of Canopy’s financial results since Canopy’s fiscal year ends annually March 31 while our fiscal year ends annually on the last day of February.

Canopy’s corporate governance and valuation
Canopy’s business is subject to evolving corporate governance and public disclosure regulations that may from time to time increase both Canopy’s compliance costs and the risk of its non-compliance. These include changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including, but not limited to, the Canadian Securities Administrators, the TSX, the International Accounting Standards Board, the SEC, and Nasdaq. These rules continue to evolve in scope and complexity creating new requirements for Canopy. Canopy is required to comply with applicable Nasdaq listing standards and SOX requirements. In the future, Canopy’s internal controls may not be adequate, or Canopy may not be able to

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 26

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

In addition, we record as equity in earnings our proportional share of Canopy’s results of operations. We could have a material weakness in the event the proportional share of Canopy’s results of operations that we record contains an error as a result of an error in Canopy’s financial statements that we do not detect.

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

Class action or other litigation relating to abuse of our products, the misuse of our products, product liability, or marketing or sales practices, including product labeling
There has been public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking, and health consequences from the misuse of alcohol. We could be exposed to lawsuits relating to product liability or marketing or sales practices, including product labeling. Adverse developments in lawsuits concerning these types of matters or a significant decline in the social acceptability of beverage alcohol products that may result from lawsuits could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Other Risks
Control by the Sands family; Proposal from the Sands family to declassify our common stock
Our Class B Stock is principally held by members of the Sands family, either directly or through entities controlled by members of the Sands family. Holders of Class A Stock are entitled to one vote per share and holders of Class B Stock are entitled to 10 votes per share. Holders of Class 1 Stock generally do not have voting rights. The stock ownership of the Sands family and entities controlled by members of the Sands family represents a majority of the combined voting power of all classes of our common stock as of the date of this Form 10-K, voting as a single class. Consequently, the Sands family currently has the power to elect a majority of our directors and approve actions requiring the approval of the stockholders of the Company voting as a single class.

On April 2, 2022, we received the Proposal which proposes that each share of Class B Stock would be converted into 1.35 shares of Class A Stock. It is expected that the Sands family and entities controlled by members of the Sands family will continue to be our largest stockholder if a transaction were consummated on the terms proposed. Our Board of Directors has established a Special Committee to evaluate the Proposal. Any definitive agreement with the Sands family and entities controlled by members of the Sands family with respect to the potential transaction must be approved by the Special Committee as well as our Board of Directors. Pursuant to the terms of the Proposal, any potential transaction would also require the approval of holders of a majority of the shares of Class A Stock that do not also hold shares of Class B Stock. We cannot assure you that a definitive agreement will be entered into, including because the Special Committee or the Board of Directors does not approve any such transaction, or what the ultimate terms of any such agreement may be. In addition, even if an agreement is approved by the Special Committee and the Board of Directors, a transaction still may not be completed if such transaction is not approved by the holders of a majority of the shares of Class A Stock that do not also hold shares of Class B Stock.

The Sands family and entities controlled by members of the Sands family have pledged shares of Class A Stock and Class B Stock to secure various credit facilities. In the event of noncompliance with certain covenants under the credit facilities, the financial institutions to which such stock is pledged have certain remedies, including the right to sell the pledged shares (which would require the conversion of Class B Stock into Class A Stock prior to any sales) subject to certain protections afforded to the borrowers and pledgors. The sale by such financial institutions of a substantial amount of the pledged shares could depress, or result in volatility in, the trading price

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 27

PART I	ITEM 1A. RISK FACTORS	Table of Contents
of our Class A Stock and/or result in the Sands family and entities controlled by members of the Sands family ceasing to own shares representing a majority of the combined voting power of all classes of our common stock voting as a single class. In addition, if significant stock indices decide to prohibit the inclusion of companies with dual class structures, the price of our Class A Stock could be negatively impacted and could become more volatile.

Choice-of-forum provision contained in by-laws regarding certain stockholder litigation
Our by-laws provide that, unless we consent in writing to the selection of an alternative forum, (i) the Court of Chancery of Delaware (or if such court lacks subject matter jurisdiction, the federal district court of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company; any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or stockholders to the Company or our stockholders; any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation, or our by-laws or as to which the DGCL confers jurisdiction on the Court of Chancery of Delaware; or any action asserting a claim governed by the internal affairs doctrine, and (ii) the federal district courts of the U.S. will, to the fullest extent permitted by law, be the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act.

To the fullest extent permitted by law, this choice-of-forum provision will apply to state and federal law claims, including claims under the federal securities laws (including the Securities Act and the Exchange Act), although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice-of-forum provision may increase costs for a stockholder pursuing any such claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, other stockholders, or other employees which may discourage such lawsuits even though an action, if successful, might benefit our stockholders. In addition, the courts located in Delaware may reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. If a court were to find this choice-of-forum provision inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions which could adversely affect our business, liquidity, financial condition, and/or results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to the provisions of our by-laws described above.

General Risks
International operations, worldwide and regional economic trends and financial market conditions, geopolitical uncertainty, interest rate fluctuations, or other governmental rules and regulations
Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, include:

•changes in local political, economic, social, and labor conditions;
•potential disruption from wars and military conflicts, including Russia’s invasion of Ukraine, terrorism, kidnapping, and drug-related or other types of violence;
•restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;
•import and export requirements and border accessibility;
•protectionist trade policies, sanctions, and tariffs;
•currency exchange rate fluctuations;
•a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights, privacy obligations, real property rights, and liability issues; and
•inadequate levels of compliance with applicable domestic and foreign anti-bribery and anti-corruption laws, including the Foreign Corrupt Practices Act.

Unfavorable global or regional economic conditions, including economic slowdown or recession and the disruption, volatility, and tightening of credit and capital markets, as well as unemployment, tax increases, governmental spending cuts, or continuing high levels of inflation, could affect consumer spending patterns and

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 28

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Damage to our reputation
The success of our brands depends upon the positive image that consumers have of those brands and maintaining a good reputation is critical to selling our branded products. Our reputation could also be impacted negatively by public perception, adverse publicity (whether or not valid, such as the similarity of the name of certain of our brands or trademarks and a type of virus), negative comments in social media, or our responses relating to:

•a perceived failure to maintain high ethical standards and responsible operating practices to achieve business goals for all our operations and activities, including those related to our ESG and DEI strategies, initiatives, and targets as well as associated reporting regulations, standards, frameworks, and ratings;
•a perceived failure to address concerns relating to the quality, safety, or integrity of our products, including from contamination, whether arising accidentally or through deliberate third-party action;
•allegations that we, or persons currently or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cyber-security;
•our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or
•efforts that are perceived as insufficient to promote the responsible use of alcohol or cannabis.

Failure to comply with applicable laws and regulations, maintain an effective system of internal controls, provide accurate and timely financial statement information, or protect our information systems against service interruptions, misappropriation of data, or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, as well as require additional resources to rebuild our reputation, competitive position, and brand equity and renew investor confidence.

Competition
We operate in a highly competitive industry, and our sales and profitability could be negatively affected by numerous factors including:

•our inability to maintain or increase prices;
•new entrants in our market or categories;
•the consolidation of distributors, wholesalers, retailers, and suppliers;
•the decision of wholesalers, retailers, or consumers to purchase competitors’ products instead of ours;
•a general decline in beverage alcohol consumption due to consumer dietary preference changes or consumers substituting legalized marijuana or other similar products in lieu of beverage alcohol; or
•pricing, purchasing, financing, operational, advertising, or promotional decisions made by wholesalers, state and other local agencies, and retailers which could affect their supply of, or consumer demand for, our products.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 29

PART I	ITEM 1A. RISK FACTORS	Table of Contents

Our continued success also depends on our ability to attract and retain a high-quality and diverse workforce in a competitive environment for talent. We could also experience higher than expected selling, general, and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position, due to employee turnover including as a result of the ongoing “great resignation” occurring in the U.S. economy, or for other reasons. We cannot guarantee that we will be able to increase our prices to pass along to our customers any increased costs we incur.

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

Changes to tax laws, fluctuations in our effective tax rate, accounting for tax positions, the resolution of tax disputes, and changes to accounting standards, elections, assertions, or policies
Changes to federal, state, provincial, local, or foreign tax laws, could result in increased taxes on our products, business, customers, or consumers. Various proposals to increase taxes on beverage alcohol products have been made at the federal and state levels or at other governmental bodies in recent years. Federal, state, provincial, local, or foreign governmental entities may consider increasing taxes upon beverage alcohol products as they explore available alternatives for raising funds, including to offset budget or other deficits.

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

U.S. tax changes or changes in how international corporations are taxed, including changes in how existing tax laws are interpreted or enforced, or changes to accounting standards, elections, or assertions as well as our accounting policies could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Cash dividends and share repurchases are subject to a number of uncertainties, and may affect the price of our common stock
Our capital allocation strategy contemplates quarterly cash dividends and periodic share repurchases under our share repurchase program. We fund our cash dividends and share repurchases through a combination of cash flow from operations, borrowings, and divestiture proceeds. However, we are not required to declare dividends or to make any share repurchases under our share repurchase program. We may discontinue, limit, suspend, increase, or delay our dividends and share repurchases at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing, and frequency of such dividends and repurchases may vary from historical practice or from our stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase, or delay our cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to our ability to obtain financing at attractive rates, the impact on our credit ratings, and the availability of cash. The reduction or elimination of our cash dividend, or longer suspension or elimination of our share repurchase program could adversely affect the market prices of our common stock. Additionally, there can be no assurance that any share repurchases will enhance stockholder value because the market prices of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 30

PART I	OTHER KEY INFORMATION	Table of Contents
Item 2. Properties

We operate breweries, wineries, distilleries, and bottling plants, many of which include warehousing and distribution facilities on the premises, and through a joint venture, we operate a glass production plant. In addition to our principal physical properties described below, certain of our businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.

Our corporate headquarters are located in leased offices in Victor, New York. We plan to relocate our corporate headquarters to a leased office in Rochester, New York in Fiscal 2024. Our segments also maintain leased office spaces in other locations in the U.S. and internationally.

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Beer segment, we have adequate capacity to meet our current needs and we have undertaken activities to increase our production capacity to address our anticipated future demand. Within the Wine and Spirits segment, we have adequate capacity to meet our needs for the foreseeable future. As of February 28, 2022, our principal physical properties by segment, excluding Canopy, all of which are owned, consist of:

Beer	Wine and Spirits
Breweries •Nava Brewery in Nava, Coahuila, Mexico •Obregon Brewery in Obregon, Sonora, Mexico Production facility •Glass Plant in Nava, Coahuila, Mexico
Wineries
•Gonzales Winery in Gonzales, California, U.S.
•Mission Bell Winery in Madera, California, U.S.
•Woodbridge Winery in Acampo, California, U.S.
•Kim Crawford Winery in Marlborough, South Island, New Zealand

Warehouse, distribution, and other production facilities
•Lodi Distribution Center in Lodi, California, U.S.
•Pontassieve Winery in Florence, Italy

Within our Wine and Spirits segment, as of February 28, 2022, we owned, leased, or had interests in approximately 9,700 acres of vineyards in California (U.S.), 6,700 acres of vineyards in New Zealand, and 1,400 acres of vineyards in Italy. In Fiscal 2023, we acquired the Lingua Franca business which included a vineyard and a production facility in Oregon (U.S.). For further information on this acquisition, refer to (i) “Overview” within MD&A and (ii) Note 2.

Item 3. Legal Proceedings

For information regarding Legal Proceedings, see Risk Factors and Note 16.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 31

PART II	OTHER KEY INFORMATION	Table of Contents
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A Stock and Class B Stock trade on the NYSE under the symbols STZ and STZ.B, respectively. There is no public trading market for our Class 1 Stock. At April 14, 2022, the number of holders of record of our Class A Stock, Class B Stock, and Class 1 Stock were 478, 91, and 18, respectively.

For information regarding a recent development related to a proposed declassification of our Class B Stock, dividends, and share repurchase programs, see (i) MD&A and (ii) Note 17.

For information on securities authorized for issuance under our equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Item 12. of this Form 10-K.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 32

PART II	ITEM 7. MD&A	Table of Contents
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” located in our Form 10-K for the fiscal year ended February 28, 2021, filed on April 20, 2021, for reference to discussion of the fiscal year ended February 29, 2020, the earliest of the three fiscal years presented. This MD&A, which should be read in conjunction with our Financial Statements, is organized as follows:

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

Liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, liquidity position, and commitments. Included in the analysis of outstanding debt is a discussion of the financial capacity available to fund our ongoing operations and future commitments, as well as a discussion of other financing arrangements.

Critical accounting policies and estimates.    This section identifies accounting policies that are considered important to our results of operations and financial condition, require significant judgment, and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 33

PART II	ITEM 7. MD&A	Table of Contents
Strategy

Our business strategy for the Beer segment focuses on upholding our leadership position in the high-end segment of the U.S. beer market through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, including within the DTC and 3-tier eCommerce channels, as well as continued expansion, optimization, and/or construction activities for our Mexico beer operations. Additionally, in an effort to more fully compete in growing sectors of the high-end segment of the U.S. beer market, we have leveraged our innovation capabilities to create new line extensions behind celebrated, trusted brands and package formats that meet emerging needs.

We have increased our production capacity in Mexico by fourfold since the 2013 acquisition of the imported beer business. In early Fiscal 2022, we completed part of a planned expansion at the Obregon Brewery, increasing our production capacity to approximately 39 million hectoliters. Expansion, optimization, and/or construction activities continue under our Mexico Beer Projects to align with our anticipated future growth expectations. At this time, we have suspended all Mexicali Brewery construction activities, following a negative result from a public consultation held in Mexico. See “Capital expenditures” below.

Our business strategy for the Wine and Spirits segment focuses on growing industry-leading, higher-end wine and spirits brands through margin improvements and creation of operating efficiencies. We focus our investment dollars on (i) building and refreshing existing brands within our portfolio through consumer insights, sensory expertise, and innovation, and (ii) refining our portfolio through targeted acquisitions of higher-margin, higher-growth wine and spirits brands. We recently reorganized this business into two distinct commercial teams, one focused on our fine wine and craft spirits brands and the other focused on our mainstream and premium brands. While each team has its own distinct strategy, both remain aligned to the goal of accelerating performance by growing net sales and expanding margins. Additionally, we continue to strengthen our leadership position and invest in DTC and 3-tier eCommerce channels. In markets where it is feasible, we entered into contractual arrangements to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This U.S. distributor currently represents about 70% of our branded wine and spirits volume in the U.S.

Marketing, sales, and distribution of our products are primarily managed on a geographic basis allowing us to leverage leading market positions. In addition, market dynamics and consumer trends vary across each of our markets. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, craft beer, ABA, branded wine, and spirits categories, with generally separate distribution networks utilized for (i) our beer portfolio and (ii) our wine and spirits portfolio. The environment for our products is competitive in each of our markets.

We complement our strategy with our investment in Canopy by expanding our portfolio into adjacent categories. Canopy is a leading cannabis company with operations in countries across the world. This investment is consistent with our long-term strategy to identify, address, and stay ahead of evolving consumer trends and market dynamics. Our strategic relationship with Canopy is designed to help position it to be successful in cannabis production, branding, and intellectual property.

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth, maintain our targeted net leverage ratio, and deliver returns to stockholders through the payment of dividends and periodic share repurchases. Our results of operations and financial condition have been affected by inflation and changing prices and we expect these impacts to continue in Fiscal 2023. Our Fiscal 2023 results of operations could also be impacted by reductions in discretionary income of consumers available to purchase our products. We intend to pass along rising costs through increased selling prices, subject to normal competitive conditions. In addition, we continue to identify ongoing cost savings initiatives, including our commodity hedge program. However, there can be no assurances that we will be able to fully mitigate rising costs through increased selling prices and/or cost savings initiatives. Furthermore, to the extent climate-related events, such as the 2020 U.S. wildfires or the late frost in New Zealand,

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 34

PART II	ITEM 7. MD&A	Table of Contents
continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

Recent Developments

Class B Stock declassification proposal
In April 2022, we received the Proposal which proposes that each share of Class B Stock would be converted into 1.35 shares of Class A Stock. Our Board of Directors has established a Special Committee to evaluate the Proposal. Any definitive agreement with respect to the potential transaction must be approved by the Special Committee as well as our Board of Directors. In addition, pursuant to the terms of the Proposal, any potential transaction would require the approval of holders of a majority of the shares of our Class A Stock that do not also hold shares of Class B Stock.

Other acquisitions
During the first quarter of Fiscal 2023, we completed the acquisitions of other businesses, consisting of Lingua Franca, which included a collection of luxury wines, a vineyard, and a production facility, and the remaining 73% ownership interest in Austin Cocktails, which included a portfolio of small batch, RTD cocktails. The purchase price for each acquisition includes an earn-out based on the performance of the respective brands. The results of operations of these acquired businesses will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from their respective date of acquisition.

COVID-19 and Global Supply Chain Related Impacts

COVID-19 containment measures affected us predominantly in the first half of Fiscal 2021 primarily in the reduction of (i) depletion volume on our products in the on-premise business due to bar and restaurant closures and (ii) shipment volume related to the reduced production activity at our major breweries in Mexico which we were able to rectify in the second half of Fiscal 2021. The on-premise business has historically been about 10% to 15% of our depletion volume for beer, wine, and spirits. Our on-premise depletion volumes for Fiscal 2022 were, and in Fiscal 2023 may continue to be, impacted by regional COVID-19 case levels, vaccine immunization rates, new COVID-19 variants, and vaccine efficacy against new COVID-19 variants. Currently, our breweries, wineries, distilleries, and bottling facilities are open and operational.

As reflected in the discussion below, we have seen consumers shift more of their total shopping spend to online channels since the COVID-19 outbreak, which has led to increased eCommerce sales, including DTC, for our business. Fiscal 2022 was impacted by challenges with both global supply chain logistics and transportation which contributed to lower product inventory levels and higher cost of product sold. For example, wine produced in New Zealand and Italy and subsequently shipped to the U.S. for distribution continues to be affected by the lack of availability and increased costs of ocean freight shipping containers and port delays causing increased storage charges. In addition, during Fiscal 2022, we experienced a brown glass purchasing shortage, which impacted certain of our imported beer brands. This supply returned to normal levels in early Fiscal 2023. To the extent these circumstances continue to occur or accelerate in future periods it could have a material impact on our results of operations.

In response to COVID-19, we have ensured our ongoing liquidity and financial flexibility through cash preservation initiatives, capital management adjustments, and cost control measures. We have used opportunities to defer some payments including certain payroll taxes under the CARES Act afforded to us earlier in the pandemic. We are not able to estimate the long-term impact of COVID-19 on our business, financial condition, results of operations, and/or cash flow. We believe we have sufficient liquidity available from operating cash flow, cash on hand, and availability under our revolving credit facility. We expect to have continued access to capital markets and to be able to continue to return value to stockholders through dividends and periodic share repurchases.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 35

PART II	ITEM 7. MD&A	Table of Contents
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

Paul Masson Divestiture
In January 2021, we sold the Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts. We received cash proceeds of $267.4 million, net of post-closing adjustments. The net cash proceeds were used for general corporate purposes. We recognized a net gain of $58.4 million on the sale of the business primarily for the year ended February 28, 2021.

Wine and Spirits Divestitures
In January 2021, we sold a portion of our wine and spirits business, including lower-margin, lower-growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities. We received net cash proceeds of $538.4 million, net of post-closing adjustments. In addition, we have the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing.

In January 2021, we also sold the New Zealand-based Nobilo Wine brand and certain related assets. We received cash proceeds of $129.0 million, net of post-closing adjustments.

The cash proceeds from the Wine and Spirits Divestitures were utilized to reduce outstanding debt and for other general corporate purposes. We recognized a net loss of $33.6 million on the Wine and Spirits Divestitures primarily for the year ended February 28, 2021.

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

The following presents selected financial information included in our historical consolidated financial statements that are no longer part of our consolidated results of operations following the Paul Masson Divestiture, Wine and Spirits Divestitures, and Concentrate Business Divestiture:

Fiscal 2021
(in millions)
Net sales	$642.3
Gross profit	$252.9
Marketing (1)	$14.5
(1)Included in selling, general, and administrative expenses within our consolidated results of operations.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 36

PART II	ITEM 7. MD&A	Table of Contents
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

Corporate Operations and Other segment
Corporate investment
In February 2022, we sold an investment made through our corporate venture capital function. We recognized our share of their equity in earnings (losses) in our consolidated financial statements in the Corporate Operations and Other segment up to the date we sold our ownership interest.

Canopy segment
Canopy investment
In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million.

For additional information on these recent developments, investments, acquisitions, and divestitures, refer to Notes 2, 7, 10, and 17.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of the brands divested in January 2021, as appropriate.

For Fiscal 2022 compared with Fiscal 2021:

•Our results of operations were negatively impacted by (i) an unrealized net loss from the changes in fair value of our investment in Canopy as compared with the unrealized net gain in Fiscal 2021, (ii) an impairment of long-lived assets for Fiscal 2022 in connection with certain assets at the Mexicali Brewery, (iii) a decrease in Wine and Spirits net sales due largely to the divestitures, and (iv) an increase in operational costs within the Beer segment, partially offset by an increase in Beer net sales, as well as a decrease in equity in losses from Canopy’s results.

•Net sales increased 2% as an increase in Beer net sales, driven predominantly by shipment volume growth and favorable impact from pricing, was offset by the decrease in Wine and Spirits net sales, due largely to the divestitures.

•Operating income decreased 16% largely due to (i) the impairment of long-lived assets, (ii) the decrease in Wine and Spirits net sales, (iii) an increase in cost of product sold within the Beer segment, and (iv) an increase in marketing spend for the Beer segment, driven by a planned increase to support the growth of our brands, partially offset by the increase in Beer net sales.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 37

PART II	ITEM 7. MD&A	Table of Contents
•Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI decreased largely due to the items discussed above, partially offset by lower provision for income taxes.

Comparable Adjustments

Management excludes items that affect comparability from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and the incentive compensation of segment management are evaluated based on core segment operating income (loss) which does not include the impact of these Comparable Adjustments.

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Fiscal 2022	Fiscal 2021
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$109.9	$25.1
Net flow through of reserved inventory	12.1	—
Settlements of undesignated commodity derivative contracts	(35.9)	31.6
Strategic business development costs	(2.6)	(29.8)
Recovery of (loss on) inventory write-down	(1.0)	(70.4)
Flow through of inventory step-up	(0.1)	(0.4)
COVID-19 incremental costs	—	(7.6)
Accelerated depreciation	—	(0.1)
Total cost of product sold	82.4	(51.6)

Selling, general, and administrative expenses
Transition services agreements activity	(19.2)	0.4
Transaction, integration, and other acquisition-related costs	(1.4)	(7.6)
Restructuring and other strategic business development costs	0.6	(23.9)
Net gain (loss) on foreign currency derivative contracts	—	(8.0)
Impairment of intangible assets	—	(6.0)
COVID-19 incremental costs	—	(4.8)
Other gains (losses)	(2.3)	14.3
Total selling, general, and administrative expenses	(22.3)	(35.6)

Impairment of brewery construction in progress	(665.9)	—
Impairment of assets held for sale	—	(24.0)
Gain (loss) on sale of business	1.7	14.2
Comparable Adjustments, Operating income (loss)	$(604.1)	$(97.0)

Income (loss) from unconsolidated investments	$(1,488.2)	$265.2

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 38

PART II	ITEM 7. MD&A	Table of Contents
reflect the economic effects of the commodity derivative contracts without the resulting unrealized mark to fair value volatility.

Net flow through of reserved inventory
We sold reserved inventory previously written down in Fiscal 2021 following the 2020 U.S. wildfires.

Strategic business development costs
We recognized costs primarily in connection with losses on write-downs of excess inventory and contract terminations resulting from our initiatives to optimize our portfolio, gain efficiencies, and reduce our cost structure within the Wine and Spirits segment.

Recovery of (loss on) inventory write-down
We recognized a loss primarily on the write-down of bulk wine inventory and certain grapes as a result of smoke damage sustained during the 2020 U.S. wildfires (Fiscal 2021).

COVID-19 incremental costs
We recognized costs for incremental wages and hazard payments to employees, purchases of personal protective equipment, more frequent and thorough cleaning and sanitization of our facilities, and costs associated with the unused beer keg reimbursement program with distributors.

Selling, general, and administrative expenses
Transition services agreements activity
We recognized costs in connection with transition services agreements related to the Wine and Spirits Divestitures (Fiscal 2022).

Transaction, integration, and other acquisition-related costs
We recognized transaction, integration, and other acquisition-related costs in connection with our investments, acquisitions, and divestitures.

Restructuring and other strategic business development costs
We recognized costs primarily in connection with initiatives to optimize our portfolio, gain efficiencies, and reduce our cost structure within the Wine and Spirits segment (Fiscal 2021).

Net gain (loss) on foreign currency derivative contracts
We recognized a net loss primarily in connection with the settlement of foreign currency forward contracts entered into to fix the U.S. dollar cost of the May 2020 Canopy Investment.

Impairment of intangible assets
We recognized trademark impairment losses related to our Beer segment’s Four Corners craft beer trademark asset. For additional information, refer to Note 7.

COVID-19 incremental costs
We recognized costs for payments to third-party general contractors to maintain their workforce for expansion activities at the Obregon Brewery and recognized costs for incremental wages and hazard payments to employees.

Other gains (losses)
We recognized other gains (losses) primarily in connection with (i) a gain recognized on the remeasurement of our previously held equity interest in My Favorite Neighbor to the acquisition-date fair value (Fiscal 2022), (ii) a property tax settlement (Fiscal 2022), (iii) an adjustment to understated excise tax accruals primarily related to a prior period acquisition (Fiscal 2022), (iv) net increase (decrease) in estimated fair value of contingent liabilities associated with prior period acquisitions (Fiscal 2022, Fiscal 2021), and (v) a gain recognized on the sale of a vineyard (Fiscal 2021).

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 39

PART II	ITEM 7. MD&A	Table of Contents
Impairment of brewery construction in progress
We recognized an impairment of long-lived assets in connection with certain assets at the Mexicali Brewery. For additional information, refer to Note 7.

Impairment of assets held for sale
We recognized impairments of long-lived assets held for sale in connection with the Wine and Spirits Divestitures and the Concentrate Business Divestiture. For additional information, refer to Note 7.

Gain (loss) on sale of business
We recognized a net gain (loss) primarily on the completion of the Paul Masson Divestiture and the Wine and Spirits Divestitures. For additional information, refer to Note 2.

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) an unrealized gain (loss) from the changes in fair value of our securities measured at fair value, (ii) equity in earnings (losses) from Canopy’s results, including equity in losses from Canopy largely related to costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand, and (iii) a net gain recognized from the sale of an equity method investment made through our corporate venture capital function (Fiscal 2022). For additional information, refer to Notes 7 and 10.

Business Segments

Net sales

	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
(in millions)
Beer	$6,751.6	$6,074.6	$677.0	11%
Wine and Spirits:
Wine	1,819.3	2,208.4	(389.1)	(18%)
Spirits	249.8	331.9	(82.1)	(25%)
Total Wine and Spirits	2,069.1	2,540.3	(471.2)	(19%)
Canopy	444.3	378.6	65.7	17%
Consolidation and eliminations	(444.3)	(378.6)	(65.7)	(17%)
Consolidated net sales	$8,820.7	$8,614.9	$205.8	2%

Beer segment
	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$6,751.6	$6,074.6	$677.0	11%

Shipments	364.2	334.6		8.8%

Depletions				8.9%

The increase in Beer net sales is largely due to (i) $534.8 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand and a return to on-premise, including bars and restaurants, and (ii) $182.4 million of favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by $45.5 million of unfavorable product mix primarily from an increase in on-premise keg sales and a shift in package types. Product inventories in our 3-tier distribution channel returned to more normal levels by the end of Fiscal 2022.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 40

PART II	ITEM 7. MD&A	Table of Contents

Wine and Spirits segment
	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$2,069.1	$2,540.3	$(471.2)	(19%)

Shipments
Total	29.9	45.0		(33.6%)
Organic (1) (2)	29.9	29.1		2.7%

U.S. Domestic	26.3	41.5		(36.6%)
Organic U.S. Domestic (1) (2)	26.3	25.8		1.9%

Depletions (1) (2)				(5.8%)
(1)Includes an adjustment to remove volume associated with the Wine and Spirits Divestitures for the period March 1, 2020, through January 4, 2021.
(2)Includes an adjustment to remove volume associated with the Paul Masson Divestiture for the period March 1, 2020, through January 11, 2021.

The decrease in Wine and Spirits net sales is due to $642.3 million from the divestitures, partially offset by a $171.1 million increase in organic net sales. The increase in organic net sales is driven by (i) $62.7 million increase from favorable product mix shift, (ii) $40.3 million of favorable impact from pricing driven by distributor transition and price increases, (iii) $37.7 million increase primarily from bulk wine and non-branded net sales, and (iv) $28.2 million increase in branded wine and spirits shipment volume attributable to our continued focus on growing our brands and an overlap of lower shipment volumes in Fiscal 2021. The increase in organic net sales was negatively impacted by global supply chain logistics and route to market changes. For Fiscal 2022, the organic U.S. shipment volume was ahead of the depletion volume largely driven by a challenging overlap due to consumer pantry loading behavior in the first half of Fiscal 2021 and timing related to transition activities with distributors that occurred at the end of Fiscal 2021.

Canopy segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) from January through December 2021, in our Fiscal 2022 results and January through December 2020, in our Fiscal 2021 results. Although we own less than 100% of the outstanding shares of Canopy, 100% of its results are included and subsequently eliminated to reconcile to our consolidated financial statements. See “Income (loss) from unconsolidated investments” below for a discussion of Canopy’s net sales, gross profit (loss), selling, general, and administrative expenses, and operating income (loss).

Gross profit

	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
(in millions)
Beer	$3,677.0	$3,402.4	$274.6	8%
Wine and Spirits	947.9	1,115.2	(167.3)	(15%)
Canopy	(18.6)	(14.1)	(4.5)	(32%)
Consolidation and eliminations	18.6	14.1	4.5	32%
Comparable Adjustments	82.4	(51.6)	134.0	NM
Consolidated gross profit	$4,707.3	$4,466.0	$241.3	5%

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 41

PART II	ITEM 7. MD&A	Table of Contents

The increase in Beer is primarily due to $301.3 million of shipment volume growth and the $182.4 million favorable impact from pricing, partially offset by $200.1 million of higher cost of product sold. The higher cost of product sold is predominantly due to higher operational costs including (i) a $78.2 million increase in obsolescence primarily from excess inventory of hard seltzers largely resulting from a slowdown in the overall category, (ii) $66.3 million of brewery costs primarily driven by higher compensation and benefits, largely resulting from increased headcount to support the growth of our Mexican beer portfolio, and increased utility costs, (iii) $61.5 million of higher material costs, including pallets, cartons, steel, corn, and aluminum, and (iv) $44.3 million of higher depreciation, partially offset by (i) $47.8 million of favorable fixed cost absorption primarily as a result of increased production levels for Fiscal 2022 and (ii) $20.1 million of foreign currency transactional benefits.

The decrease in Wine and Spirits is due to a decrease of $252.9 million from the divestitures, partially offset by a $85.6 million increase in organic gross profit. The increase in organic gross profit is attributable to (i) the $40.3 million of favorable pricing, (ii) $35.7 million increase from favorable product mix shift, and (iii) $9.6 million primarily related to favorable bulk wine and non-branded net sales, partially offset by $2.9 million of higher cost of product sold. The increased cost of product sold was largely attributable to $29.0 million of increased transportation costs resulting from global supply chain challenges, including inflation, and route to market changes, partially offset by (i) $16.5 million of net favorable fixed cost absorption and (ii) approximately $10 million of lower grape raw materials and other cost savings initiatives. The net favorable fixed cost absorption in Fiscal 2022 primarily resulted from the impact of the 2020 U.S. wildfires, partially offset by decreased production levels at certain facilities as a result of a late frost in New Zealand which reduced the grape harvest.

Gross profit as a percent of net sales increased to 53.4% for Fiscal 2022 compared with 51.8% for Fiscal 2021. This was largely due to approximately (i) 150 basis points of favorable change in Comparable Adjustments, (ii) 95 basis points of favorable impact from the lower-margin wine and spirits divestitures, and (iii) 95 basis points of favorable impact from Beer pricing in select markets, partially offset by approximately 220 basis points of rate decline from cost of product sold within the Beer segment, driven by the increase in operational costs.

Selling, general, and administrative expenses

	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
(in millions)
Beer	$973.7	$908.1	$65.6	7%
Wine and Spirits	477.2	492.8	(15.6)	(3%)
Corporate Operations and Other	238.2	228.6	9.6	4%
Canopy	611.5	1,481.9	(870.4)	(59%)
Consolidation and eliminations	(611.5)	(1,481.9)	870.4	59%
Comparable Adjustments	22.3	35.6	(13.3)	(37%)
Consolidated selling, general, and administrative expenses	$1,711.4	$1,665.1	$46.3	3%

The increase in Beer is primarily due to $35.3 million of higher marketing spend and $29.3 million of increased general and administrative expenses. The higher marketing spend was driven by our planned investments to support the growth of our Mexican beer portfolio through media and event sponsorships. The increase in general and administrative expenses was primarily driven by increased legal expense, increased depreciation and other costs related to the implementation of a new ERP, unfavorable foreign currency transaction losses, and higher compensation and benefits.

The decrease in Wine and Spirits is primarily due to $14.0 million of lower marketing spend as a result of the divestitures.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 42

PART II	ITEM 7. MD&A	Table of Contents

The increase in Corporate Operations and Other is largely due to an approximate (i) $12 million increase in consulting and third-party services, largely related to strategic initiatives, (ii) $5 million increase in travel as compared to reduced travel in Fiscal 2021 resulting from COVID-19 containment measures, and (iii) $4 million increase in depreciation expense, primarily related to the implementation of a new ERP, partially offset by an approximate (i) $6 million decrease in compensation and benefits, primarily related to the reversal of stock-based compensation for a performance award tied to earnings from our investment in Canopy that did not achieve a threshold level of performance and (ii) $5 million of favorable foreign currency impact.

Selling, general, and administrative expenses as a percent of net sales increased to 19.4% for Fiscal 2022 as compared with 19.3% for Fiscal 2021. The increase is driven largely by approximately 35 basis points of rate growth in connection with the wine and spirits divestitures, largely offset by approximately 15 points of rate decline in the Beer segment as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses and a decrease in the Wine and Spirits segment selling, general, and administrative expenses, which resulted in approximately 10 basis points of rate decline.

Operating income (loss)

	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
(in millions)
Beer	$2,703.3	$2,494.3	$209.0	8%
Wine and Spirits	470.7	622.4	(151.7)	(24%)
Corporate Operations and Other	(238.2)	(228.6)	(9.6)	(4%)
Canopy	(630.1)	(1,496.0)	865.9	58%
Consolidation and eliminations	630.1	1,496.0	(865.9)	(58%)
Comparable Adjustments	(604.1)	(97.0)	(507.1)	NM
Consolidated operating income (loss)	$2,331.7	$2,791.1	$(459.4)	(16%)

The increase in Beer is largely attributable to the strong shipment volume growth within our Mexican beer portfolio and favorable pricing impact, partially offset by higher operational costs, marketing spend, and general and administrative expenses, as discussed above.

The decrease in Wine and Spirits is largely attributable to the divestitures, partially offset by the increase in organic net sales, led by favorable impacts from product mix shift and pricing, bulk wine net sales, and branded wine and spirits shipment volume growth.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to the increases in consulting and third-party services and travel expense as compared to Fiscal 2021, partially offset by favorable impacts from the reversal of stock-based compensation and foreign currency.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 43

PART II	ITEM 7. MD&A	Table of Contents
Income (loss) from unconsolidated investments
General

	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value	$(1,644.7)	$802.0	$(2,446.7)	NM
Equity in earnings (losses) from Canopy and related activities (1)	(73.6)	(679.0)	605.4	89%
Equity in earnings (losses) from other equity method investees	31.8	27.3	4.5	16%
Net gain (loss) on sale of unconsolidated investment (2)	51.0	—	51.0	NM
	$(1,635.5)	$150.3	$(1,785.8)	NM
(1)Includes $82.4 million and $359.6 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand for Fiscal 2022 and Fiscal 2021, respectively.
(2)Represents the sale of our previously held equity interest in an investment made through our corporate venture capital function.

For additional information regarding our equity method investments, refer to Note 10.

Canopy segment
Canopy net sales increased to $444.3 million for Fiscal 2022 from $378.6 million for Fiscal 2021. This increase of $65.7 million, or 17%, is primarily attributable to an increase in other consumer product sales and Canadian THC recreational sales. The increase in other consumer product sales largely resulted from (i) sales of sports nutrition beverages and mixes by BioSteel Sports Nutrition Inc., as they expanded their U.S. distribution and introduced new RTD products and (ii) sales of vaporizers by Storz & Bickel GmbH & Co. KG also increased due to continued U.S. distribution expansion, partially offset by supply chain challenges and shipping restrictions. Canadian THC recreational sales benefited from Canopy’s Fiscal 2022 acquisitions including the Supreme Cannabis Company, Inc. and AV Cannabis Inc. (“Ace Valley”), partially offset by lower supply of high demand products and unfavorable impacts from product mix shift and pricing. Canopy gross profit (loss) declined to $(18.6) million for Fiscal 2022 from $(14.1) million for Fiscal 2021. This increase in loss of $4.5 million is primarily driven by (i) higher inventory write-downs for Fiscal 2022 as compared with Fiscal 2021, (ii) price compression in the Canadian recreational channel and for Canopy’s, now former, international pharmaceutical business, C3, (iii) shifts in business mix, (iv) unfavorable fixed cost absorption for certain of its businesses, and (v) higher shipping and warehousing costs in North America. The decline in Canopy’s gross profit (loss) was partially offset by payroll subsidies received from the Canadian government in Fiscal 2022 pursuant to a COVID-19 relief program. Canopy selling, general, and administrative expenses decreased $870.4 million primarily from a reduction in (i) asset impairment and restructuring charges related to its previous year decision to close greenhouse facilities as well as other changes related to its organizational and strategic review of their business, (ii) expected credit losses on financial assets and related charges, (iii) stock-based compensation expense, and (iv) sales and marketing expenses. The combination of these factors were the main contributors to the $865.9 million decrease in operating loss.

Interest expense
Interest expense decreased to $356.4 million for Fiscal 2022 from $385.7 million for Fiscal 2021. This decrease of $29.3 million, or 8%, is due to approximately $1.2 billion of lower average borrowings, partially offset by approximately 10 basis points of higher weighted average interest rates. The lower average borrowings are primarily attributable to the partial repayment of financing entered into in connection with the November 2018 Canopy Transaction.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 44

PART II	ITEM 7. MD&A	Table of Contents
Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of a make-whole payment in connection with the early redemption of our (i) 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes (Fiscal 2022) and (ii) 2.25% November 2017 senior notes (Fiscal 2021).

(Provision for) benefit from income taxes
The (provision for) benefit from income taxes decreased to $(309.4) million for Fiscal 2022 from $(511.1) million for Fiscal 2021. Our effective tax rate for Fiscal 2022 was 99.7% as compared with 20.1% for Fiscal 2021. In comparison to prior year, our taxes were impacted primarily by:

•valuation allowances on a portion of the unrealized net loss from the changes in fair value of our investment in Canopy and Canopy equity in earnings (losses);
•the effective tax rates applicable to our foreign businesses, including the impact of the long-lived asset impairment of brewery construction in progress; and
•a net income tax benefit from stock-based compensation award activity for Fiscal 2022 from changes in option exercise activity.

For additional information, refer to Note 13.

We expect our reported effective tax rate for the next fiscal year to be in the range of 19% to 21%. Since estimates are not currently available, this range does not reflect any future changes in the fair value of our Canopy investment measured at fair value and any future equity in earnings (losses) and related activities from the Canopy Equity Method Investment.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $(40.4) million for Fiscal 2022 from $1,998.0 million for Fiscal 2021. This decrease of $2,038.4 million is largely attributable to (i) the unrealized net loss from the changes in fair value of our investment in Canopy as compared with an unrealized net gain in Fiscal 2021, (ii) an impairment of long-lived assets for Fiscal 2022 in connection with certain assets at the Mexicali Brewery, (iii) the decrease in Wine and Spirits net sales due largely to the divestitures, and (iv) higher operational costs within the Beer segment, partially offset by strong shipment volume growth within the Beer segment and the decrease in the provision for income taxes.

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

We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 45

PART II	ITEM 7. MD&A	Table of Contents
In December 2021, we entered into an agreement with a financial institution for payable services. We plan to facilitate a voluntary supply chain finance program through this participating financial institution in Fiscal 2023. The program will be available to certain of our suppliers allowing them the option to manage their cash flow. We will not be a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, will not be impacted. We are still evaluating the impact of this program on future liquidity.

As of February 28, 2022, the exercise of all Canopy warrants held by us would have required a cash outflow of approximately $5.9 billion based on the terms of the November 2018 Canopy Warrants.

Cash Flows

	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,705.4	$2,806.5	$(101.1)	(4)%
Investing activities	(1,035.8)	(87.9)	(947.9)	NM
Financing activities	(1,929.5)	(2,346.6)	417.1	18%
Effect of exchange rate changes on cash and cash equivalents	(1.3)	7.2	(8.5)	(118)%
Net increase (decrease) in cash and cash equivalents	$(261.2)	$379.2	$(640.4)	(169)%

Operating activities
The decrease in net cash provided by (used in) operating activities consists of:

	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
(in millions)
Net income (loss)	$1.0	$2,031.8	$(2,030.8)	(100)%
Unrealized net (gain) loss on securities measured at fair value	1,644.7	(802.0)	2,446.7	NM
Deferred tax provision (benefit)	84.8	336.4	(251.6)	(75)%
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	61.6	673.4	(611.8)	(91)%
Impairment of brewery construction in progress	665.9	—	665.9	NM
Other non-cash adjustments	433.0	418.6	14.4	3%
Change in operating assets and liabilities, net of effects from purchase and sale of business	(185.6)	148.3	(333.9)	NM
Net cash provided by (used in) operating activities	$2,705.4	$2,806.5	$(101.1)	(4)%

The net change in operating assets and liabilities was largely driven by (i) higher Fiscal 2022 inventory levels for the Beer and Wine and Spirits segments as compared to Fiscal 2021 inventory levels which were negatively impacted by climate-related events, (ii) increased accounts receivable for the Beer and Wine and Spirits segments, and (iii) higher income tax payments in Fiscal 2022 as compared to Fiscal 2021. This was partially offset by benefits from (i) accounts payable primarily attributable to the timing of payments for both the Beer and Wine and Spirits segments and (ii) an exclusivity payment received in Fiscal 2022 related to distribution arrangements for our U.S. wine and spirits brand portfolio.

Investing activities
Net cash used in investing activities for Fiscal 2022 increased primarily due to $994.9 million of lower proceeds from sale of business and $162.2 million of higher capital expenditures for Fiscal 2022 as compared with Fiscal 2021. The increase in net cash used in investing activities was partially offset by the $173.9 million exercise of the November 2017 Canopy Warrants in May 2020.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 46

PART II	ITEM 7. MD&A	Table of Contents
Business investments, acquisitions, and divestitures consist primarily of the following:

	Investments	Acquisitions	Divestitures
Fiscal 2022
		•My Favorite Neighbor	•Corporate investment
Fiscal 2021
	•May 2020 Canopy Investment	•Copper & Kings	•Paul Masson Grande Amber Brandy
	•My Favorite Neighbor	•Empathy Wines	•Wine and Spirits Divestiture
•Nobilo Wine
•Concentrates and high-color concentrates
•Ballast Point

For additional information on these investments, acquisitions, and divestitures, refer to Notes 2, 7, and 10.

Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(81.3)	$(1,787.8)	$1,706.5	95%
Dividends paid	(573.0)	(575.0)	2.0	0%
Purchases of treasury stock	(1,390.5)	—	(1,390.5)	NM
Net cash provided by stock-based compensation activities	167.8	51.2	116.6	NM
Distributions to noncontrolling interests	(52.5)	(35.0)	(17.5)	(50)%
Net cash provided by (used in) financing activities	$(1,929.5)	$(2,346.6)	$417.1	18%

Debt

Total debt outstanding as of February 28, 2022, amounted to $10,416.5 million, a decrease of $25.8 million from February 28, 2021. This decrease consisted of:

Debt repayment	Debt issuance

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 47

PART II	ITEM 7. MD&A	Table of Contents
Bank facilities
In June 2021, the Company and the Administrative Agent and Lender amended the March 2020 Term Credit Agreement. The principal change effected by the June 2021 amendment was a reduction in LIBOR margin from 0.88% to 0.63% from June 1, 2021, through December 31, 2021.

In April 2022, we entered into the 2022 Restatement Agreement that amended and restated the 2020 Credit Agreement. The 2022 Restatement Agreement resulted in (i) the refinance and increase of the existing revolving credit facility from $2.0 billion to $2.25 billion and extension of its maturity to April 14, 2027, (ii) the refinement of certain negative covenants, and (iii) the replacement of LIBOR rates with rates based on term SOFR. There are no borrowings outstanding under the 2022 Credit Agreement.

In April 2022, the Company and the Administrative Agent and Lender amended the June 2021 Term Credit Agreement. The principal changes effected by the April 2022 amendment were the refinement of certain negative covenants and replacement of LIBOR rates with rates based on term SOFR.

Senior notes
In July 2021, we issued the 2.25% July 2021 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $987.2 million were used towards the repayment of our 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes.

General
The majority of our outstanding borrowings as of February 28, 2022, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2023 to calendar 2050, and a variable-rate senior unsecured term loan facility under our June 2021 Term Credit Agreement with a calendar 2024 maturity date as follows:
Additionally, we have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2022 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility.

We do not have purchase commitments from buyers for our commercial paper and, therefore, our ability to issue commercial paper is subject to market demand. If the commercial paper market is not available to us for any reason when commercial paper borrowings mature, we will utilize unused commitments under our revolving credit facility under our 2022 Credit Agreement to repay commercial paper borrowings. We do not expect that

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 48

PART II	ITEM 7. MD&A	Table of Contents
fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility.

We had the following remaining borrowing capacity available under our 2020 Credit Agreement and 2022 Credit Agreement, respectively:

	February 28, 2022	April 14, 2022
(in millions)
Revolving credit facility (1)	$1,664.8	$1,678.0
(1)    Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2020 Credit Agreement and 2022 Credit Agreement, respectively, and outstanding borrowings under our commercial paper program.

The financial institutions participating in our 2022 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of February 28, 2022, we and our subsidiaries were subject to covenants that are contained in our 2020 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2020 Credit Agreement. As of February 28, 2022, under our 2020 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

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

As of February 28, 2022, we were in compliance with our covenants under our 2020 Credit Agreement, our June 2021 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12.

Common Stock Dividends

On April 6, 2022, our Board of Directors declared a quarterly cash dividend of $0.80 per share of Class A Stock, $0.72 per share of Class B Stock, and $0.72 per share of Class 1 Stock payable on May 19, 2022, to stockholders of record of each class as of the close of business on May 5, 2022. We expect to return approximately $600 million to stockholders in Fiscal 2023 through cash dividends.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of this Form 10-K.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 49

PART II	ITEM 7. MD&A	Table of Contents
Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Stock and Class B Stock under the 2018 Authorization and an additional repurchase of up to $2.0 billion of our Class A Stock and Class B Stock under the 2021 Authorization. No shares have been repurchased under the 2021 Authorization.

During Fiscal 2022, we repurchased 6,179,015 shares of Class A Stock pursuant to the 2018 Authorization at an aggregate cost of $1,390.5 million, or an average cost of $225.04 per share, through a combination of open market transactions and an ASR. Pursuant to the ASR announced in June 2021, we repurchased 2,240,397 shares of Class A Stock at an average purchase price paid of $223.17 per share. We primarily used cash on hand to pay the purchase price for the repurchased shares.

On April 7, 2022, we entered into an additional ASR to repurchase $500.0 million of our Class A Stock. We utilized short-term borrowings and cash on hand to pay the dollar value for shares repurchased in this ASR under the 2018 Authorization.

As of April 21, 2022, total shares repurchased under the 2018 Authorization and the 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$2,936.4	12,802,171
2021 Authorization	$2,000.0	$—	—

Share repurchases under the 2018 Authorization and 2021 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares will become treasury shares, including shares repurchased under the 2018 Authorization.

We currently expect to continue to repurchase shares in the future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of this Form 10-K.

For additional information, refer to Note 17.

Capital Resources

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily short-term borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 50

PART II	ITEM 7. MD&A	Table of Contents
The following sets forth information about our outstanding obligations at February 28, 2022. For a detailed discussion of the items noted in the following table, refer to Notes 11, 12, 13, 14, 15, and 16.

	Short-term payments	Long-term payments	Total
(in millions)
Contractual obligations:
Short-term borrowings	$323.0	$—	$323.0
Long-term debt (excluding unamortized debt issuance costs and unamortized discounts)	$606.8	$9,563.1	$10,169.9
Interest payments on long-term debt (1)	$375.3	$3,526.0	$3,901.3
Operating leases	$95.1	$546.5	$641.6
Other long-term liabilities (2)	$63.1	$353.1	$416.2
Purchase obligations
Raw materials and supplies	$874.3	$2,284.7	$3,159.0
Contract services	$222.3	$543.1	$765.4
Capital expenditures (3)	$272.5	$217.3	$489.8
In-process inventories	$19.1	$31.5	$50.6
Other purchase obligations	$8.8	$10.9	$19.7
Other:
Return value to stockholders (4)	$1,842.3	$—	$1,842.3
Investments in businesses (5)	$19.8	$131.9	$151.7
(1)Interest payments on long-term debt do not include interest related to finance lease obligations as amounts are not material.
(2)Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $246.5 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 13.
(3)Contracts to purchase equipment and services primarily related to the Mexico Beer Projects. For further information about these purchase obligations, refer to “Capital expenditures” below.
(4)Publicly announced intent to return $5 billion in value to stockholders through dividends and share repurchases to be made from Fiscal 2020 through Fiscal 2023. We have returned $3,157.7 million through Fiscal 2022.
(5)Publicly announced intent to invest (i) $100 million in female-founded or led companies through our Focus on Female Founders program over a 10-year period concluding in fiscal 2029 and (ii) $100 million to support minority-owned companies in the beverage alcohol space and related categories through our Focus on Minority Founder Venture program over a 10-year period concluding in fiscal 2031. We have invested $42.7 million and $5.6 million through Fiscal 2022 in female-founded or led companies and minority-owned companies, respectively.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 51

PART II	ITEM 7. MD&A	Table of Contents
Capital Expenditures

During Fiscal 2022, we incurred $1,026.8 million for capital expenditures, including $849.5 million for the Beer segment primarily for the Mexico Beer Projects.

We plan to spend from $1.3 billion to $1.4 billion for capital expenditures in Fiscal 2023, including approximately $1.2 billion for the Beer segment associated primarily with the Mexico Beer Projects. The remaining planned Fiscal 2023 capital expenditures consist of improvements to existing operating facilities and replacements of existing equipment and/or buildings. The Mexico Beer Projects are expected to be substantially completed by Fiscal 2026. Accordingly, for the Beer segment, we expect to spend $5.0 billion to $5.5 billion over Fiscal 2023 through Fiscal 2026, with the majority of spend expected to occur in the first three fiscal years of that timeframe. Management reviews the capital expenditure program periodically and modifies it as required to meet current and projected future business needs.

In fiscal 2017, we began construction of the Mexicali Brewery. In March 2020, a public consultation was held on the construction of our Mexicali Brewery. Following the negative result of the public consultation, we continue to work with government officials in Mexico to (i) determine next steps for our suspended Mexicali Brewery construction project, (ii) pursue various forms of recovery for capitalized costs and additional expenses incurred in establishing the brewery, however, there can be no assurance of any recoveries, and (iii) explore options to add further capacity at other locations in Mexico, including the construction of the Southeast Mexico Brewery where there is ample water and we will have a skilled workforce to meet our long-term needs. See Note 7 for further discussion.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1. Certain policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management to determine appropriate assumptions to be used in certain estimates; as a result, they are subject to an inherent degree of uncertainty. Estimates are based on historical experience, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We review estimates to ensure that they appropriately reflect changes in our business on an ongoing basis. Our critical accounting estimates include:

•Equity method investments. We monitor our equity method investments for factors indicating other-than-temporary impairment. We consider several factors when evaluating our investments, including, but not limited to, (i) the period of time for which the fair value has been less than the carrying value, (ii) operating and financial performance of the investee, (iii) the investee’s future business plans and projections, (iv) recent transactions and market valuations of publicly traded companies, where available, (v) discussions with their management, and (vi) our ability and intent to hold the investment until it recovers in value.

Canopy Equity Method Investment – monitored for other-than-temporary impairment at each reporting date, or more frequently if events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. As of February 28, 2022, the carrying value of our Canopy Equity Method Investment exceeded the fair value by $1,488.7 million. If Canopy’s stock

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 52

PART II	ITEM 7. MD&A	Table of Contents
price does not recover above our C$22.34 carrying value in the near-term, it may result in an impairment of our Canopy Equity Method Investment. There may also be a future impairment of our Canopy Equity Method Investment if our expectations about Canopy’s prospective results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions or if Canopy records a significant impairment of goodwill or intangible or other long-lived assets, makes significant asset sales, or has changes in senior management.

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

•Goodwill and other intangible assets. Goodwill and other intangible assets are classified into three categories: (i) goodwill, (ii) intangible assets with definite lives subject to amortization, and (iii) intangible assets with indefinite lives not subject to amortization. For intangible assets with definite lives, impairment testing is required if conditions exist that the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. We may perform a qualitative evaluation prior to a quantitative test to determine if an impairment exists. However, if the results of the qualitative evaluation are inconclusive or suggest an impairment may exist, we must proceed to the quantitative test. The qualitative evaluation is an assessment of factors, including market conditions, industry changes, actual results as compared to forecasted results, or the timing of recent acquisitions and/or divestitures. The quantitative test estimates the fair value utilizing assumptions and projections regarding items such as future cash flows, revenues, earnings, and other factors. The factors and assumptions used reflect management’s estimates and are based on historical trends, projections and assumptions, including expectations of future economic and competitive conditions that are used in current strategic operating plans, however, these are subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to recognize an impairment loss for these assets. The recognition of any resulting impairment loss could have a material adverse impact on our financial statements.

We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment or change in useful life might exist.

Goodwill – Our reporting units with goodwill include the Beer segment and the Wine and Spirits segment. In the fourth quarter of Fiscal 2022, we performed our annual goodwill impairment analysis using the qualitative assessment. We determined it is more likely than not the fair value of each of our reporting units with goodwill exceeded their carrying value, and therefore no goodwill impairment was recognized related to this test. For Fiscal 2021 and Fiscal 2020, as a

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 53

PART II	ITEM 7. MD&A	Table of Contents
result of our annual goodwill impairment analyses, we concluded that there were no indications of impairment for either of our reporting units.

Other intangible assets – Our intangible assets consist primarily of customer relationships and trademarks obtained through business acquisitions. Customer relationships are amortized over their estimated useful lives. The trademarks that were determined to have indefinite useful lives are not amortized. In the fourth quarter of Fiscal 2022, we performed our annual trademark impairment analysis using both the qualitative and quantitative assessments. No indication of impairment was noted for our trademark units utilizing the qualitative assessment, with the exception of the Four Corners trademark. We proceeded with a quantitative impairment test for the Four Corners trademark as certain continued negative trends indicated the fair value may not exceed its carrying value. When using the quantitative assessment, the estimated fair value of trademark is calculated based on an income approach using the relief from royalty method. The most significant assumption used in determining the estimated fair value was the annual revenue projection. No indication of impairment was noted using the quantitative test, as the estimated fair value of the Four Corners trademark was equal to its $4.0 million carrying amount.

During the fourth quarter of Fiscal 2021, certain negative trends within our Four Corners craft beer portfolio, including slower growth rates and increased competition, resulted in updated long-term financial forecasts indicating lower revenue and cash flow generation for the related portfolio. This change in financial forecasts indicated it was more likely than not the fair value of our indefinite-lived intangible asset associated with the Four Corners trademark might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Beer segment’s Four Corners craft beer business recognized a $6.0 million impairment loss in connection with its trademark asset. During the second quarter of Fiscal 2020, certain continuing negative trends within our Beer segment’s Ballast Point craft beer portfolio, including increased rate of revenue decline and increased competition, indicated that it was more likely than not the fair value of our indefinite-lived intangible asset associated with the Ballast Point craft beer trademarks might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Ballast Point craft beer trademark asset recognized an impairment loss of $11.0 million. Refer to Note 7 for further discussion.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 54

PART II	ITEM 7. MD&A	Table of Contents
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

Change in Accounting Guidance

Accounting guidance adopted for Fiscal 2022 did not have a material impact on our consolidated financial statements.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 55

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a result of our global operating, investment, acquisition, divestiture, and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices, interest rates, and equity prices. To manage the volatility relating to these risks, we periodically purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap contracts, interest rate swap contracts, treasury lock contracts, and swap lock contracts. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not enter into derivative instruments for trading or speculative purposes.

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of February 28, 2022, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, Canadian dollar, and New Zealand dollar. Approximately 100% of our balance sheet exposures and 72% of our forecasted transactional exposures for the year ending February 28, 2023, were hedged as of February 28, 2022.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 28, 2022, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 69% of our forecasted transactional exposures for the year ending February 28, 2023, were hedged as of February 28, 2022.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
(in millions)
Foreign currency contracts	$2,360.8	$2,262.7	$38.6	$66.9	$(145.1)	$(129.7)
Commodity derivative contracts	$291.1	$221.6	$90.1	$15.9	$(35.1)	$(22.5)

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily LIBOR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 28, 2022, we had a $100.0 million outstanding cash flow designated swap lock agreement which our fixed 10-year interest rates to minimize interest rate volatility on our future debt issuances. We had no other outstanding cash flow designated or undesignated interest rate swap contracts, treasury lock contracts, or swap lock contracts outstanding as of February 28, 2022, and February 28, 2021.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 56

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
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

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities and open interest rate derivative instruments, are summarized as follows:

	Aggregate Notional Value		Fair Value Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
(in millions)
Fixed interest rate debt	$9,869.9	$10,065.5	$(10,045.3)	$(11,126.5)	$(709.7)	$(805.3)
Swap lock contracts	$100.0	$—	$(0.4)	$—	$(8.6)	$—

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $4.6 million and $12.4 million for the years ended February 28, 2022, and February 28, 2021, respectively.

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

As of February 28, 2022, the fair value of our investment in the November 2018 Canopy Warrants and the Canopy Debt Securities was $182.9 million, with an unrealized net gain (loss) on this investment of $(1,644.7) million recognized in our results of operations for the year ended February 28, 2022. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of February 28, 2022, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $10.0 million.

For additional discussion on our market risk, refer to Notes 6 and 7.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 57

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Item 8. Financial Statements and Supplementary Data

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2022

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 58

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Management’s Annual Report on Internal Control Over Financial Reporting

Management of Constellation Brands, Inc. and subsidiaries (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2022.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 59

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Constellation Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2022 and February 28, 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated April 21, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 60

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Rochester, New York
April 21, 2022

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 61

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2022 and February 28, 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and February 28, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 28, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 21, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Other-than-temporary impairment assessment for equity method investment in Canopy
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company had a 36.1% equity method investment in Canopy Growth Corporation (Canopy) as of February 28, 2022. The Company reviews its equity method investment in Canopy for impairment by comparing the fair value of its investment to its carrying value. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is reduced to fair value and the impairment is recognized in the period identified. As of February 28, 2022, the carrying value and fair value of the Company’s equity method investment in Canopy was $2,503.5 million and $1,014.8 million, respectively. The Company

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 62

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
evaluated its equity method investment in Canopy as of February 28, 2022, and determined that there was not an other-than-temporary impairment. The factors used by the Company to make this determination included: (i) the period of time for which the fair value has been less than the carrying value, (ii) an expectation that Canopy’s financial results will improve, (iii) an expectation that the Canopy stock price will recover in the near-term, and (iv) the Company’s ability and intent to hold the investment until recovery.

We identified the other-than-temporary impairment assessment for the Company’s equity method investment in Canopy as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s expectations that Canopy’s financial results will improve and that the Canopy stock price will recover in the near-term.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the identification and evaluation of factors used in the Company’s other-than-temporary impairment assessment for its investment in Canopy. We assessed the Company’s expectations that Canopy’s financial results will improve and that the Canopy stock price will recover in the near-term by evaluating whether those expectations were consistent with (i) Canopy’s identification of impairment triggers as of an interim date, (ii) external market, regulatory and industry information, (iii) Canopy’s external communications with investors, and (iv) evidence obtained in other areas of the audit.

Unrecognized tax benefits
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company has recorded unrecognized tax benefits of $279.0 million as of February 28, 2022.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Rochester, New York
April 21, 2022

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 63

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 28, 2022	February 28, 2021
ASSETS
Current assets:
Cash and cash equivalents	$199.4	$460.6
Accounts receivable	899.0	785.3
Inventories	1,573.2	1,291.1
Prepaid expenses and other	658.1	507.5
Total current assets	3,329.7	3,044.5
Property, plant, and equipment	6,059.6	5,821.6
Goodwill	7,862.4	7,793.5
Intangible assets	2,755.2	2,732.1
Equity method investments	2,688.7	2,788.4
Securities measured at fair value	191.4	1,818.1
Deferred income taxes	2,351.5	2,492.5
Other assets	617.3	614.1
Total assets	$25,855.8	$27,104.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$323.0	$—
Current maturities of long-term debt	605.3	29.2
Accounts payable	899.2	460.0
Other accrued expenses and liabilities	871.3	779.9
Total current liabilities	2,698.8	1,269.1
Long-term debt, less current maturities	9,488.2	10,413.1
Deferred income taxes and other liabilities	1,621.0	1,493.5
Total liabilities	13,808.0	13,175.7
Commitments and contingencies (Note 16)
CBI stockholders’ equity:
Preferred Stock, $0.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 187,263,859 shares and 187,204,280 shares, respectively	1.9	1.9
Class B Stock, $0.01 par value – Authorized, 30,000,000 shares; Issued, 28,212,340 shares and 28,270,288 shares, respectively	0.3	0.3
Class 1 Stock, $0.01 par value – Authorized, 25,000,000 shares; Issued, 2,248,679 shares and 612,936 shares, respectively	—	—
Additional paid-in capital	1,808.9	1,604.2
Retained earnings	14,505.4	15,117.8
Accumulated other comprehensive income (loss)	(412.7)	(335.5)
	15,903.8	16,388.7
Less: Treasury stock –
Class A Stock, at cost, 22,824,607 shares and 17,070,550 shares, respectively	(4,169.7)	(2,787.6)
Class B Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(4,171.9)	(2,789.8)
Total CBI stockholders’ equity	11,731.9	13,598.9
Noncontrolling interests	315.9	330.2
Total stockholders’ equity	12,047.8	13,929.1
Total liabilities and stockholders’ equity	$25,855.8	$27,104.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 64

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Sales	$9,529.1	$9,355.7	$9,113.0
Excise taxes	(708.4)	(740.8)	(769.5)
Net sales	8,820.7	8,614.9	8,343.5
Cost of product sold	(4,113.4)	(4,148.9)	(4,191.6)
Gross profit	4,707.3	4,466.0	4,151.9
Selling, general, and administrative expenses	(1,711.4)	(1,665.1)	(1,621.8)
Impairment of brewery construction in progress	(665.9)	—	—
Impairment of assets held for sale	—	(24.0)	(449.7)
Gain (loss) on sale of business	1.7	14.2	74.1
Operating income (loss)	2,331.7	2,791.1	2,154.5
Income (loss) from unconsolidated investments	(1,635.5)	150.3	(2,668.6)
Interest expense	(356.4)	(385.7)	(428.7)
Loss on extinguishment of debt	(29.4)	(12.8)	(2.4)
Income (loss) before income taxes	310.4	2,542.9	(945.2)
(Provision for) benefit from income taxes	(309.4)	(511.1)	966.6
Net income (loss)	1.0	2,031.8	21.4
Net (income) loss attributable to noncontrolling interests	(41.4)	(33.8)	(33.2)
Net income (loss) attributable to CBI	$(40.4)	$1,998.0	$(11.8)

Net income (loss) per common share attributable to CBI:
Basic – Class A Stock	$(0.22)	$10.44	$(0.07)
Basic – Class B Stock	$(0.20)	$9.48	$(0.07)
Diluted – Class A Stock	$(0.22)	$10.23	$(0.07)
Diluted – Class B Stock	$(0.20)	$9.42	$(0.07)
Weighted average common shares outstanding:
Basic – Class A Stock	167.431	170.239	168.329
Basic – Class B Stock	23.225	23.280	23.313
Diluted – Class A Stock	167.431	195.308	168.329
Diluted – Class B Stock	23.225	23.280	23.313
Cash dividends declared per common share:
Class A Stock	$3.04	$3.00	$3.00
Class B Stock	$2.76	$2.72	$2.72

Comprehensive income (loss):
Net income (loss)	$1.0	$2,031.8	$21.4
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	(40.4)	(56.0)	60.8
Unrealized gain (loss) on cash flow hedges	(27.8)	(20.9)	40.4
Pension/postretirement adjustments	0.3	(1.6)	(0.6)
Share of other comprehensive income (loss) of equity method investments	(12.5)	(1.8)	(10.1)
Other comprehensive income (loss), net of income tax effect	(80.4)	(80.3)	90.5
Comprehensive income (loss)	(79.4)	1,951.5	111.9
Comprehensive (income) loss attributable to noncontrolling interests	(38.2)	(22.7)	(36.1)
Comprehensive income (loss) attributable to CBI	$(117.6)	$1,928.8	$75.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 65

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2019	$1.9	$0.3	$1,410.8	$14,276.2	$(353.9)	$(2,784.3)	$286.2	$12,837.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(11.8)	—	—	33.2	21.4
Other comprehensive income (loss), net of income tax effect	—	—	—	—	87.6	—	2.9	90.5
Comprehensive income (loss)								111.9
Repurchase of shares	—	—	—	—	—	(50.0)	—	(50.0)
Dividends declared	—	—	—	(569.1)	—	—	—	(569.1)
Initial recognition of non-controlling interest	—	—	—	—	—	—	20.2	20.2
Shares issued under equity compensation plans	—	—	43.8	—	—	20.3	—	64.1
Stock-based compensation	—	—	60.0	—	—	—	—	60.0
Balance at February 29, 2020	1.9	0.3	1,514.6	13,695.3	(266.3)	(2,814.0)	342.5	12,474.3
Comprehensive income (loss):
Net income (loss)	—	—	—	1,998.0	—	—	33.8	2,031.8
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(69.2)	—	(11.1)	(80.3)
Comprehensive income (loss)								1,951.5
Dividends declared	—	—	—	(575.5)	—	—	—	(575.5)
Noncontrolling interest distributions	—	—	—	—	—	—	(35.0)	(35.0)
Shares issued under equity compensation plans	—	—	27.0	—	—	24.2	—	51.2
Stock-based compensation	—	—	62.6	—	—	—	—	62.6
Balance at February 28, 2021	1.9	0.3	1,604.2	15,117.8	(335.5)	(2,789.8)	330.2	13,929.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(40.4)	—	—	41.4	1.0
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(77.2)	—	(3.2)	(80.4)
Comprehensive income (loss)								(79.4)
Repurchase of shares	—	—	—	—	—	(1,390.5)	—	(1,390.5)
Dividends declared	—	—	—	(572.0)	—	—	—	(572.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(52.5)	(52.5)
Shares issued under equity compensation plans	—	—	159.9	—	—	8.4	—	168.3
Stock-based compensation	—	—	44.8	—	—	—	—	44.8
Balance at February 28, 2022	$1.9	$0.3	$1,808.9	$14,505.4	$(412.7)	$(4,171.9)	$315.9	$12,047.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 66

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1.0	$2,031.8	$21.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	1,644.7	(802.0)	2,126.4
Deferred tax provision (benefit)	84.8	336.4	(1,153.7)
Depreciation	337.3	293.8	326.5
Stock-based compensation	44.9	63.0	60.4
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	61.6	673.4	560.8
Noncash lease expense	81.9	83.3	88.3
Impairment and amortization of intangible assets	5.1	11.3	16.7
Amortization of debt issuance costs and loss on extinguishment of debt	39.9	24.3	16.1
Net (gain) loss on sale of unconsolidated investment	(51.0)	—	(0.4)
Impairment of brewery construction in progress	665.9	—	—
Impairment of assets held for sale	—	24.0	449.7
(Gain) loss on sale of business	(1.7)	(14.2)	(74.1)
Loss on inventory and related contracts associated with business optimization	—	25.8	123.0
Loss on settlement of treasury lock contracts	—	(29.3)	—
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(114.0)	59.6	(22.0)
Inventories	(261.3)	193.7	(29.5)
Prepaid expenses and other current assets	(113.2)	65.7	8.1
Accounts payable	213.7	(95.7)	16.8
Deferred revenue	118.0	—	1.4
Other accrued expenses and liabilities	(28.8)	(75.0)	(58.5)
Other	(23.4)	(63.4)	73.7
Total adjustments	2,704.4	774.7	2,529.7
Net cash provided by (used in) operating activities	2,705.4	2,806.5	2,551.1

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,026.8)	(864.6)	(726.5)
Purchase of business, net of cash acquired	(53.5)	(19.9)	(36.2)
Investments in equity method investees and securities	(36.6)	(222.4)	(48.2)
Proceeds from sale of assets	4.1	18.9	8.3
Proceeds from sale of unconsolidated investment	74.4	—	1.5
Proceeds from sale of business	4.6	999.5	269.7
Other investing activities	(2.0)	0.6	0.4
Net cash provided by (used in) investing activities	(1,035.8)	(87.9)	(531.0)

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 67

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	995.6	1,194.7	1,291.3
Principal payments of long-term debt	(1,365.3)	(2,721.3)	(2,195.3)
Net proceeds from (repayments of) short-term borrowings	323.0	(238.9)	(552.6)
Dividends paid	(573.0)	(575.0)	(569.2)
Purchase of treasury stock	(1,390.5)	—	(50.0)
Proceeds from shares issued under equity compensation plans	177.6	58.9	78.2
Payments of minimum tax withholdings on stock-based payment awards	(9.8)	(7.7)	(14.3)
Payments of debt issuance, debt extinguishment, and other financing costs	(34.6)	(22.3)	(8.2)
Distributions to noncontrolling interests	(52.5)	(35.0)	—
Payment of contingent consideration	—	—	(11.3)
Net cash provided by (used in) financing activities	(1,929.5)	(2,346.6)	(2,031.4)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	7.2	(0.9)

Net increase (decrease) in cash and cash equivalents	(261.2)	379.2	(12.2)
Cash and cash equivalents, beginning of year	460.6	81.4	93.6
Cash and cash equivalents, end of year	$199.4	$460.6	$81.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year
Interest, net of interest capitalized	$368.5	$418.5	$448.9
Income taxes, net of refunds received	$324.7	$189.7	$85.3

Noncash investing and financing activities
Additions to property, plant, and equipment	$304.0	$101.1	$70.4
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 68

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2022

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
We operate primarily in the beverage alcohol industry with operations in the U.S., Mexico, New Zealand, and Italy producing a powerful portfolio of consumer-connected, high-end imported beer brands, and higher-end wine and spirits brands.

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

Management’s use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As noted, the majority of our revenues are generated from the domestic sale of beer, wine, and spirits to wholesale distributors in the U.S. Our other revenue generating activities include the export of certain of our products to select international markets, as well as the sale of our products through state alcohol beverage control agencies, on-premise, retail locations in certain markets, and eCommerce, including DTC. We have evaluated these other revenue generating activities under the disaggregation disclosure criteria and concluded that they are immaterial for separate disclosure. See Note 22 for disclosure of net sales by product type.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 69

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

Selling, general, and administrative expenses
The types of costs included in selling, general, and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are included in cost of product sold. We expense advertising costs as incurred, shown, or distributed. Advertising expense for the years ended February 28, 2022, February 28, 2021, and February 29, 2020, was $826.4 million, $805.0 million, and $769.5 million, respectively.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 70

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Interest incurred relating to expansion, optimization, and construction of facilities is capitalized to construction in progress. We cease the capitalization of interest when construction activities are substantially completed and the facility and related assets are available for their intended use. At this point, construction in progress is transferred to the appropriate asset class.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 71

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Leases
We recognize right-of-use assets and lease liabilities on our balance sheet. We assess service arrangements to determine if an asset is explicitly or implicitly specified in the agreement and if we have the right to control the use of the identified asset.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 72

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Net income (loss) per common share attributable to CBI
We have two classes of common stock with a material number of shares outstanding: Class A Stock and Class B Stock (see Note 17). In addition, we have another class of common stock with an immaterial number of shares outstanding: Class 1 Stock (see Note 17). If we pay a cash dividend on Class B Stock, each share of Class A Stock will receive an amount at least 10% greater than the amount of the cash dividend per share paid on Class B Stock. Class B Stock shares are convertible into shares of Class A Stock on a one-to-one basis at any time at the option of the holder.

We use the two-class method for the computation and presentation of net income (loss) per common share attributable to CBI (hereafter referred to as “net income (loss) per common share”) (see Note 19). The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, Class A Stock is assumed to receive a 10% greater participation in undistributed earnings (losses) than Class B Stock, in accordance with the respective minimum dividend rights of each class of stock.

Net income (loss) per common share – basic excludes the effect of common stock equivalents and is computed using the two-class method. Net income (loss) per common share – diluted for Class A Stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Net income (loss) per common share – diluted for Class A Stock is computed using the more dilutive of the if-converted or two-class method. Net income (loss) per common share – diluted for Class A Stock is computed using the if-converted method for the year ended February 28, 2021, and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Stock as this method is

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 73

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
more dilutive than the two-class method. For the years ended February 28, 2022, and February 29, 2020, net income (loss) per common share – diluted for Class A Stock is computed using the two-class method. Net income (loss) per common share – diluted for Class B Stock is computed using the two-class method and does not assume conversion of Class B Stock into shares of Class A Stock.

2.    ACQUISITIONS AND DIVESTITURES

Acquisitions
My Favorite Neighbor
In November 2021, we acquired the remaining 65% ownership interest in My Favorite Neighbor, a super-luxury, DTC focused wine business as well as certain wholesale sourced brands. This transaction primarily included the acquisition of goodwill, trademarks, inventory, and property, plant, and equipment. In addition, the My Favorite Neighbor transaction includes an earn-out over 10 years based on performance, with a 50% minimum guarantee due at the end of the earn-out period. The results of operations of My Favorite Neighbor are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

We recognized a gain of $13.5 million for the year ended February 28, 2022, related to the remeasurement of our previously held 35% equity interest in My Favorite Neighbor to the acquisition-date fair value. This gain is included in selling, general, and administrative expenses within our consolidated results of operations. See Note 10 for further discussion.

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

Empathy Wines
In June 2020, we acquired Empathy Wines, including the acquisition of a digitally-native wine brand which strengthens our position in the DTC and other eCommerce markets. This transaction primarily included the acquisition of goodwill, trademarks, and inventory. In addition, the purchase price for Empathy Wines includes an earn-out over five years based on performance. The results of operations of Empathy Wines are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

Divestitures
Paul Masson Divestiture
On January 12, 2021, we sold the Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts. We received cash proceeds of $267.4 million, net of post-closing adjustments, which

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 74

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
were used for general corporate purposes. Prior to the Paul Masson Divestiture, we recorded the results of operations of our Paul Masson Grande Amber Brandy business in the Wine and Spirits segment. In connection with the Paul Masson Divestiture, we entered into a transition services agreement with Sazerac Company whereby our retained Mission Bell facility will provide certain bulk wine processing services at market rates for a period of up to three years. The following table summarizes the net gain recognized, primarily for the year ended February 28, 2021, in connection with this divestiture:

(in millions)
Cash received from buyer	$272.0
Net assets sold	(206.4)
Contract termination	(4.0)
Direct costs to sell	(3.2)
Gain on sale of business	$58.4

Wine and Spirits Divestitures
On January 5, 2021, we sold a portion of our wine and spirits business, including lower-margin, lower growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities. We received net cash proceeds of $538.4 million, from the Wine and Spirits Divestiture, net of post-closing adjustments. In addition, we have the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets are met over a two-year period after closing.

On January 5, 2021, in a separate, but related transaction with the same buyer, Gallo, we also sold the New Zealand-based Nobilo Wine brand and certain related assets. We received cash proceeds of $129.0 million, from the Nobilo Wine Divestiture, net of post-closing adjustments.

In connection with the Wine and Spirits Divestitures, we entered into certain transition services agreements with Gallo whereby we provide certain cellar, package, and storage services primarily at Mission Bell. We recorded a $13.0 million liability related to the unfavorable transition services agreements, which was included in the net loss on sale of business for the year ended February 28, 2021, and is being amortized over the expected term of the contracts to selling, general, and administrative expenses both within our consolidated results of operations.

The cash proceeds from the Wine and Spirits Divestitures were utilized to reduce outstanding debt and for other general corporate purposes. Prior to the Wine and Spirits Divestitures, we recorded the results of operations for this portion of our business in the Wine and Spirits segment. The following table summarizes the net loss recognized, primarily for the year ended February 28, 2021, in connection with these divestitures:

(in millions)
Cash received from buyer	$667.4
Net assets sold	(669.2)
Transition services agreements	(13.0)
Direct costs to sell	(8.5)
AOCI reclassification adjustments, primarily foreign currency translation	(5.1)
Other	(5.2)
Loss on sale of business	$(33.6)

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 75

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Black Velvet Divestiture
On November 1, 2019, we sold the Black Velvet Canadian Whisky business and the brand’s associated production facility, along with a subset of Canadian whisky brands produced at that facility, and related inventory. We received cash proceeds of $266.7 million, net of post-closing adjustments, which were utilized to reduce outstanding debt. Prior to the Black Velvet Divestiture, we recorded the results of operations of our Black Velvet Canadian Whisky business in the Wine and Spirits segment. The following table summarizes the net gain recognized, primarily for the year ended February 29, 2020, in connection with this divestiture:

(in millions)
Cash received from buyer	$266.7
Net assets sold	(213.3)
AOCI reclassification adjustments, primarily foreign currency translation	20.9
Direct costs to sell	(3.8)
Gain on sale of business	$70.5

Subsequent events
Other acquisitions
During the first quarter of Fiscal 2023, we completed the acquisitions of other businesses, consisting of Lingua Franca, which included a collection of luxury wines, a vineyard, and a production facility, and the remaining 73% ownership interest in Austin Cocktails, which included a portfolio of small batch, RTD cocktails. The purchase price for each acquisition includes an earn-out based on the performance of the respective brands. The results of operations of these acquired businesses will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from their respective date of acquisition.

3.    INVENTORIES

The components of inventories are as follows:

	February 28, 2022	February 28, 2021
(in millions)
Raw materials and supplies	$185.3	$151.1
In-process inventories	804.8	735.9
Finished case goods	583.1	404.1
	$1,573.2	$1,291.1

We evaluated the carrying value of certain inventories and recognized the following in cost of product sold within our consolidated results of operations:

	For the Years Ended
	February 28, 2022 (1)	February 28, 2021 (2)	February 29, 2020 (3)
(in millions)
Loss on inventory write-down	$87.7	$100.7	$124.4
(1)We recognized a loss predominantly from excess inventory of hard seltzers, within the Beer segment, largely resulting from a slowdown in the overall category which occurred in early Fiscal 2022.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 76

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
(2)We recognized a loss primarily in connection with the write-down of certain grapes, within the Wine and Spirits segment, as a result of smoke damage sustained during the 2020 U.S. wildfires.
(3)We recognized a loss primarily in connection with restructuring and business development costs resulting from our business transformation strategy which aligned our portfolio with consumer-led premiumization trends within the Wine and Spirits segment.

4.    PREPAID EXPENSES AND OTHER

The major components of prepaid expenses and other are as follows:

	February 28, 2022	February 28, 2021
(in millions)
Prepaid taxes	$254.1	$76.0
Value added taxes receivable	193.0	257.8
Derivative assets	92.6	48.7
Income taxes receivable	27.2	45.4
Other	91.2	79.6
	$658.1	$507.5

5.    PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

	February 28, 2022	February 28, 2021
(in millions)
Land and land improvements	$456.2	$434.0
Vineyards	255.3	226.0
Buildings and improvements	1,109.4	983.4
Machinery and equipment	4,827.8	3,696.9
Motor vehicles	140.0	131.3
Construction in progress (1) (2)	1,223.2	2,084.2
	8,011.9	7,555.8
Less – Accumulated depreciation	(1,952.3)	(1,734.2)
	$6,059.6	$5,821.6
(1)The balance at February 28, 2022, is net of an impairment of brewery construction in progress of $665.9 million. See Note 7 for further discussion.
(2)Interest costs incurred during the expansion, optimization, and construction of facilities are capitalized to construction in progress. We capitalized interest costs of $25.3 million, $31.5 million, and $37.2 million for the years ended February 28, 2022, February 28, 2021, and February 29, 2020, respectively, primarily due to the Mexico Beer Projects.

Lodi Distribution Center
In December 2021, we purchased a previously leased wine and spirits distribution facility located in Lodi, California.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 77

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

The aggregate notional value of outstanding derivative instruments is as follows:

	February 28, 2022	February 28, 2021
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,863.2	$1,558.0
Swap lock contracts	$100.0	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$497.6	$704.7
Commodity derivative contracts	$291.1	$221.6

Cash flow hedges
Our derivative instruments designated in hedge accounting relationships are designated as cash flow hedges. We are exposed to foreign denominated cash flow fluctuations primarily in connection with third party and intercompany sales and purchases. We primarily use foreign currency forward contracts to hedge certain of these risks. In addition, we utilize interest rate swap, treasury lock, and swap lock contracts periodically to manage our exposure to changes in interest rates. Derivatives managing our cash flow exposures generally mature within three years or less, with a maximum maturity of five years.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 78

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

We expect $18.2 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Undesignated hedges
Certain of our derivative instruments do not qualify for hedge accounting treatment; for others, we choose not to maintain the required documentation to apply hedge accounting treatment. These undesignated instruments are primarily used to economically hedge our exposure to fluctuations in the value of foreign currency denominated receivables and payables; foreign currency investments, primarily consisting of loans to subsidiaries and foreign-denominated investments, and cash flows related primarily to the repatriation of those loans or investments; and commodity prices, including aluminum, corn, diesel fuel, and natural gas prices. We primarily use foreign currency forward and option contracts, generally less than 12 months in duration, and commodity swap contracts, generally less than 36 months in duration, with a maximum maturity of four years, to hedge some of these risks. In addition, from time to time, we utilize interest rate swap contracts, generally less than six months in duration, to economically hedge our exposure to changes in interest rates associated with the financing of significant investments and acquisitions. Our derivative policy permits the use of undesignated derivatives as approved by senior management.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2022, the estimated fair value of derivative instruments in a net liability position due to counterparties was $2.6 million. If we were required to settle the net liability position under these derivative instruments on February 28, 2022, we would have had sufficient available liquidity on hand to satisfy this obligation.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 79

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 28, 2022	February 28, 2021		February 28, 2022	February 28, 2021
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$28.6	$32.0	Other accrued expenses and liabilities	$5.9	$3.5
Other assets	$25.1	$41.3	Deferred income taxes and other liabilities	$8.6	$2.7
Swap lock contracts:
Other assets	$—	$—	Deferred income taxes and other liabilities	$0.4	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.7	$3.3	Other accrued expenses and liabilities	$3.3	$3.5
Commodity derivative contracts:
Prepaid expenses and other	$61.3	$13.4	Other accrued expenses and liabilities	$0.7	$3.9
Other assets	$29.7	$7.8	Deferred income taxes and other liabilities	$0.2	$1.4

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 28, 2022
Foreign currency contracts	$6.4	Sales	$(1.1)
		Cost of product sold	37.3
Swap lock contracts	(0.3)	Interest expense	—
Treasury lock contracts	—	Interest expense	(2.3)
	$6.1		$33.9

For the Year Ended February 28, 2021
Foreign currency contracts	$(31.1)	Sales	$1.4
		Cost of product sold	(25.4)
Interest rate swap contracts	(0.6)	Interest expense	(1.1)
Treasury lock contracts	(16.1)	Interest expense	(1.8)
	$(47.8)		$(26.9)

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 80

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 29, 2020
Foreign currency contracts	$66.8	Sales	$—
		Cost of product sold	20.2
Interest rate swap contracts	(0.5)	Interest expense	—
Treasury lock contracts	(5.7)	Interest expense	—
	$60.6		$20.2

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Year Ended February 28, 2022
Commodity derivative contracts	Cost of product sold	$109.9
Foreign currency contracts	Selling, general, and administrative expenses	(16.7)
		$93.2

For the Year Ended February 28, 2021
Commodity derivative contracts	Cost of product sold	$25.1
Foreign currency contracts	Selling, general, and administrative expenses	(17.4)
		$7.7

For the Year Ended February 29, 2020
Commodity derivative contracts	Cost of product sold	$(49.0)
Foreign currency contracts	Selling, general, and administrative expenses	(7.8)
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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 81

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Interest rate swap, swap lock, and treasury lock contracts
The fair value is estimated based on quoted market prices from respective counterparties. Quotes are corroborated by using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services (Level 2 fair value measurement).

Canopy investment
Equity securities, Warrants – The November 2018 Canopy Warrants consist of three tranches of warrants, including 88.5 million Tranche A Warrants expiring November 1, 2023, which are currently exercisable, 38.4 million Tranche B Warrants expiring November 1, 2026, and 12.8 million Tranche C Warrants expiring November 1, 2026. The inputs used to estimate the fair value of the November 2018 Canopy Warrants are as follows (1) (2):

	February 28, 2022				February 28, 2021
	Tranche A Warrants (3)		Tranche B Warrants (4)		Tranche A Warrants (3)		Tranche B Warrants (4)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68
Valuation date stock price (6)	C$	9.04	C$	9.04	C$	41.90	C$	41.90
Remaining contractual term (7)	1.7 years		4.7 years		2.7 years		5.7 years
Expected volatility (8)	75.0%		75.0%		70.0%		70.0%
Risk-free interest rate (9)	1.4%		1.7%		0.5%		1.1%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%
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
(10)Based on historical dividend levels.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 82

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	February 28, 2022		February 28, 2021
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	9.04	C$	41.90
Remaining term (3)	1.4 years		2.4 years
Expected volatility (4)	75.0%		57.6%
Risk-free interest rate (5)	1.4%		0.4%
Expected dividend yield (6)	0.0%		0.0%
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
(6)Based on historical dividend levels.

Short-term borrowings
Our short-term borrowings consist of our commercial paper program and the revolving credit facility under our senior credit facility. The revolving credit facility is a variable interest rate bearing note with a fixed margin, adjustable based upon our debt rating (as defined in our senior credit facility). For these short-term borrowings the carrying value approximates the fair value.

Long-term debt
The term loan under our term credit agreement is a variable interest rate bearing note with a fixed margin, adjustable based upon our debt rating. The carrying value approximates the fair value of the term loan. The fair value of the remaining fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of February 28, 2022, and February 28, 2021, due to the relatively short maturity of these instruments. As of February 28, 2022, the carrying amount of long-term debt, including the current portion, was $10,093.5 million, compared with an estimated fair value of $10,345.3 million. As of February 28, 2021, the carrying amount of long-term debt, including the current portion, was $10,442.3 million, compared with an estimated fair value of $11,580.9 million.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 83

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2022
Assets:
Foreign currency contracts	$—	$56.4	$—	$56.4
Commodity derivative contracts	$—	$91.0	$—	$91.0
November 2018 Canopy Warrants (1)	$—	$36.3	$—	$36.3
Canopy Debt Securities (1)	$—	$146.6	$—	$146.6
Liabilities:
Foreign currency contracts	$—	$17.8	$—	$17.8
Commodity derivative contracts	$—	$0.9	$—	$0.9
Swap lock contracts	$—	$0.4	$—	$0.4

February 28, 2021
Assets:
Foreign currency contracts	$—	$76.6	$—	$76.6
Commodity derivative contracts	$—	$21.2	$—	$21.2
November 2018 Canopy Warrants (1)	$—	$1,639.7	$—	$1,639.7
Canopy Debt Securities (1)	$—	$176.3	$—	$176.3
Liabilities:
Foreign currency contracts	$—	$9.7	$—	$9.7
Commodity derivative contracts	$—	$5.3	$—	$5.3

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		February 28, 2022	February 28, 2021
	(in millions)
	November 2017 Canopy Warrants (i)	$—	$(61.8)
	November 2018 Canopy Warrants	(1,603.4)	823.3
	Canopy Debt Securities	(41.3)	40.5
		$(1,644.7)	$802.0

	(i)	In May 2020, we exercised the November 2017 Canopy Warrants at an exercise price of C$12.98 per warrant share for C$245.0 million, or $173.9 million, and received 18.9 million common shares of Canopy.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 84

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2022
Long-lived assets	$—	$—	$20.0	$665.9

For the Year Ended February 28, 2021
Long-lived assets held for sale	$—	$—	$—	$24.0
Trademarks	—	—	4.0	6.0
	$—	$—	$4.0	$30.0

For the Year Ended February 29, 2020
Long-lived assets held for sale	$—	$—	$949.3	$449.7
Trademarks (1)	—	—	—	11.0
	$—	$—	$949.3	$460.7
(1)    The balance at February 29, 2020, has been reclassified to assets held for sale (see “Trademarks” below for further discussion).

Long-lived assets
In April 2021, our Board of Directors authorized management to sell or abandon the Mexicali Brewery. Subsequently, management determined that we will be unable to use or repurpose certain assets at the Mexicali Brewery. Accordingly, for the first quarter of Fiscal 2022, long-lived assets with a carrying value of $685.9 million were written down to their estimated fair value of $20.0 million, resulting in an impairment of $665.9 million. This impairment was included in impairment of brewery construction in progress within our consolidated results of operations for the year ended February 28, 2022. Our estimate of fair value was determined based on the expected salvage value of the assets. The Mexicali Brewery is a component of the Beer segment. We continue to work with government officials in Mexico to (i) determine next steps for our suspended Mexicali Brewery construction project, (ii) pursue various forms of recovery for capitalized costs and additional expenses incurred in establishing the brewery, however, there can be no assurance of any recoveries, and (iii) explore options to add further capacity at other locations in Mexico, including the construction of the Southeast Mexico Brewery where there is ample water and we will have a skilled workforce to meet our long-term needs. In the medium-term, under normal operating conditions, we have ample capacity at the Nava and Obregon breweries to meet consumer needs based on current growth forecasts and current and planned production capabilities. Expansion, optimization, and/or construction efforts continue at our current brewery locations under our Mexico Beer Projects to align with our anticipated future growth expectations.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 85

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

For the year ended February 29, 2020, in connection with the Ballast Point Divestiture, long-lived assets held for sale with a carrying value of $81.3 million were written down to their estimated fair value of $41.1 million, less costs to sell. As a result, a loss of $42.7 million, inclusive of costs to sell and other losses was included in impairment of assets held for sale for the year ended February 29, 2020. These assets consisted primarily of intangible assets and certain production and warehouse assets which had satisfied the conditions necessary to be classified as held for sale. Our estimate of fair value was determined based on the expected proceeds from the Ballast Point Divestiture as of February 29, 2020. Ballast Point was a component of the Beer segment and was included in our beer reporting unit through the date of divestiture. Accordingly, goodwill was allocated to the Ballast Point assets held for sale based on the relative fair value of the business being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets associated with the Ballast Point Divestiture remained in the beer reporting unit.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 86

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
8.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 29, 2020	$5,163.4	$2,593.7	$7,757.1
Purchase accounting allocations (1)	—	14.3	14.3
Foreign currency translation adjustments	(38.7)	15.9	(22.8)
Reclassified from assets held for sale (2)	0.9	44.0	44.9
Balance, February 28, 2021	5,125.6	2,667.9	7,793.5
Purchase accounting allocations (1) (3)	—	79.6	79.6
Foreign currency translation adjustments	(4.9)	(5.8)	(10.7)
Balance, February 28, 2022	$5,120.7	$2,741.7	$7,862.4
(1)Purchase accounting allocations associated primarily with the acquisition of Empathy Wines.
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
(3)Preliminary purchase accounting allocations associated with the acquisition of My Favorite Neighbor.

9.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	February 28, 2022		February 28, 2021
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$87.1	$21.7	$87.2	$26.3
Other	20.9	—	21.1	0.2
Total	$108.0	21.7	$108.3	26.5

Nonamortizable intangible assets
Trademarks		2,733.5		2,705.6
Total intangible assets		$2,755.2		$2,732.1

We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 28, 2022, February 28, 2021, and February 29, 2020. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $5.1 million, $5.3 million, and $5.7 million for the years ended February 28, 2022, February 28, 2021, and February 29, 2020, respectively.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 87

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal 2023	$3.2
Fiscal 2024	$1.4
Fiscal 2025	$1.4
Fiscal 2026	$1.4
Fiscal 2027	$1.4
Thereafter	$12.9

10.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	February 28, 2022		February 28, 2021
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1) (2)	$2,503.5	36.1%	$2,578.8	38.1%
Other equity method investments	185.2	20%-50%	209.6	20%-50%
	$2,688.7		$2,788.4
(1)The fair value based on the closing price of the underlying equity security as of February 28, 2022, and February 28, 2021, was $1,014.8 million and $4,679.3 million, respectively. Refer to discussion below on other-than-temporary impairment considerations.
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

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(73.6)	$(679.0)	$(575.9)

In June 2019, Canopy shareholders approved the modification of the terms of the warrants originally obtained in November 2018 and certain other rights, and the other required approvals necessary for the

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 88

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
modifications to be effective were granted. Accordingly, we recognized a $1,176.0 million unrealized gain from unconsolidated investments within our consolidated results of operations for the second quarter of Fiscal 2020 from the June 2019 Warrant Modification. These changes were the result of Canopy’s intention to acquire Acreage upon U.S. federal cannabis legalization, subject to certain conditions. The inputs used to estimate the fair value of the November 2018 Canopy Warrants as of the June 27, 2019 modification date, were as follows:

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

Canopy has various equity and convertible debt securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2018 Canopy Warrants, Canopy Debt Securities, and the Acreage Financial Instrument (a call option for Canopy to acquire 70% of the shares of Acreage, at a fixed exchange ratio and 30% at a floating exchange ratio). As of February 28, 2022, the exercise and/or conversion of certain of these outstanding securities could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy.

We have evaluated the Canopy Equity Method Investment as of February 28, 2022, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value has been less than the carrying value, (ii) an expectation that Canopy’s results will improve, (iii) an expectation that the Canopy stock price will recover in the near-term, and (iv) our ability and intent to hold the investment until that recovery. We will continue to review the Canopy Equity Method Investment for an other-than-temporary impairment. If Canopy’s stock price does not recover above our carrying value in the near-term, it may result in an impairment of our Canopy Equity Method Investment. There may also be a future impairment of our Canopy Equity Method Investment if our expectations about Canopy’s prospective results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions or if Canopy records a significant impairment of goodwill or intangible or other long-lived assets, makes significant asset sales, or has changes in senior management.

The following tables present summarized financial information for Canopy prepared in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods (i) January through December 2021 in our year ended February 28, 2022 results, (ii) January through December 2020 in our year ended February 28, 2021 results, and (iii) January through December 2019 in our year ended February 29, 2020 results. The amounts shown represent 100% of Canopy’s financial position and results of operations, for the respective periods, however, the results of operations for the year ended February 29, 2020, exclude the impact of the June 2019 Warrant Modification Loss because it was recorded by Canopy within equity. The year ended February 28, 2021, includes substantial costs designed to improve Canopy’s organizational focus, streamline operations, and align production capability with projected demand.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 89

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	February 28, 2022	February 28, 2021
(in millions)
Current assets	$1,573.3	$1,706.6
Noncurrent assets	$3,419.2	$3,251.5
Current liabilities	$189.3	$273.7
Noncurrent liabilities	$1,470.4	$1,308.8
Noncontrolling interests	$3.3	$179.0

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Net sales	$444.3	$378.6	$290.2
Gross profit (loss)	$(18.6)	$(14.1)	$45.4
Net income (loss)	$(274.3)	$(1,775.3)	$(327.0)
Net income (loss) attributable to Canopy	$328.7	$(1,750.0)	$(312.6)

Other equity method investments
My Favorite Neighbor
In April 2020, we invested in My Favorite Neighbor, which we accounted for under the equity method. We recognized our share of their equity in earnings (losses) in our consolidated financial statements in the Wine and Spirits segment up to the date we acquired the remaining ownership interest.

Corporate investment
In February 2022, we sold an investment made through our corporate venture capital function. We recognized a $51.0 million gain for the year ended February 28, 2022, related to the sale of our previously held equity interest in this investment. This gain is included in income (loss) from unconsolidated investments within our consolidated results of operations. Additionally, we recognized our share of their equity in earnings (losses) in our consolidated financial statements in the Corporate Operations and Other segment up to the date we sold our ownership interest.

11.    OTHER ACCRUED EXPENSES AND LIABILITIES

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2022	February 28, 2021
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$256.3	$232.1
Promotions and advertising	172.3	159.9
Accrued interest	85.1	93.4
Operating lease liability	80.4	68.8
Accrued excise taxes	44.6	19.9
Deferred revenue	32.0	16.3
Income taxes payable	21.5	24.7
Other	179.1	164.8
	$871.3	$779.9

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 90

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
12.    BORROWINGS

Borrowings consist of the following:

	February 28, 2022			February 28, 2021
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$323.0			$—
	$323.0			$—

Long-term debt
Term loan credit facilities	$—	$300.0	$300.0	$454.4
Senior notes	599.0	9,174.6	9,773.6	9,972.4
Other	6.3	13.6	19.9	15.5
	$605.3	$9,488.2	$10,093.5	$10,442.3

Bank facilities
Senior credit facility
In March 2020, the Company, CB International, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into the 2020 Restatement Agreement that amended and restated our then-existing senior credit facility (as amended and restated by the 2020 Restatement Agreement, the 2020 Credit Agreement). The 2020 Credit Agreement provided for an aggregate revolving credit facility of $2.0 billion. The principal changes effected by the 2020 Restatement Agreement were:

•the removal of the subsidiary guarantees and termination of the guarantee agreement;
•the inclusion of the parent guaranty provisions in connection with the termination of the guarantee agreement;
•the removal of certain provisions pertaining to term loans since no term loans are outstanding; and
•the revision of the LIBOR successor rate provisions to permit the use of rates based on the SOFR.

Upon removal of all subsidiary guarantors from our 2020 Credit Agreement, the subsidiary guarantors were automatically released from the indentures relating to our outstanding senior notes. The 2020 Credit Agreement has been superseded by the 2022 Credit Agreement, as described below.

2020 Term Credit Agreement
In March 2020, the Company, certain of the Company’s subsidiaries as guarantors, the Administrative Agent, and certain other lenders entered into the Term Loan Restatement Agreement that amended and restated our then-existing term credit agreement (as amended and restated by the Term Loan Restatement Agreement, the 2020 Term Credit Agreement). The 2020 Term Credit Agreement provided for aggregate credit facilities of $1.5 billion, consisting of a $500.0 million three-year term loan facility and a $1.0 billion five-year term loan facility. During Fiscal 2021, we repaid the outstanding term loan facility borrowings under our 2020 Term Credit Agreement.

June 2021 Term Credit Agreement
In June 2019, the Company and the Administrative Agent and Lender entered into the 2019 Term Credit Agreement. The 2019 Term Credit Agreement provided for the creation of a $491.3 million five-year term loan facility. The Five-Year Term Facility will be repaid in quarterly payments of principal equal to 1.25% of the original aggregate principal amount of the Five-Year Term Facility, with the balance due and payable at maturity.

In March 2020, the Company, certain of the Company’s subsidiaries as guarantors, and the Lender entered into the 2020 Term Loan Restatement Agreement that amended and restated the 2019 Term Credit Agreement (as

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 91

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
amended and restated by the 2020 Term Loan Restatement Agreement, the March 2020 Term Credit Agreement). The principal changes effected by the 2020 Term Loan Restatement Agreement were:

•the removal of the subsidiary guarantees and termination of the respective guarantee agreements; and
•the revision of the LIBOR successor rate provisions to permit the use of rates based on SOFR.

In June 2021, the Company and the Administrative Agent and Lender amended the March 2020 Term Credit Agreement. The principal change effected by the amendment was a reduction in LIBOR margin from 0.88% to 0.63% from June 1, 2021 through December 31, 2021. The June 2021 Term Credit Agreement has been superseded by the 2022 Term Credit Agreement, as described below.

General
We and our subsidiaries are subject to covenants that are contained in the 2020 Credit Agreement and the June 2021 Term Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

Our senior credit facility permits us to elect, subject to the willingness of existing or new lenders to fund such increase and other customary conditions, to increase the revolving credit commitments. The increased commitments may be an unlimited amount so long as our net leverage ratio, as defined and computed pursuant to our senior credit facility, is no greater than 4.00 to 1.00 subject to certain limitations for the period defined pursuant to our senior credit facility.

As of February 28, 2022, aggregate credit facilities under the 2020 Credit Agreement and the June 2021 Term Credit Agreement consist of the following:

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
(3)We are the borrower under the Five-Year Term Facility.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 92

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
As of February 28, 2022, information with respect to borrowings under the 2020 Credit Agreement and the June 2021 Term Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	LIBOR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
2020 Credit Agreement
Revolving credit facility	$—	—%	—%	$12.2	$1,664.8

June 2021 Term Credit Agreement
Five-Year Term Facility (2)	$300.0	1.0%	0.88%
(1)Net of outstanding revolving credit facility borrowings, outstanding letters of credit under the 2020 Credit Agreement, and outstanding borrowings under our commercial paper program of $323.0 million (excluding unamortized discount) (see “Commercial paper program” below).
(2)Outstanding term loan facility borrowings are net of unamortized debt issuance costs and reflect a partial prepayment of $142.1 million made in June 2021.

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2020 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility. As of February 28, 2021, we had no outstanding borrowings under our commercial paper program. Information with respect to our outstanding commercial paper borrowings as of February 28, 2022, is as follows:

(in millions)
Outstanding borrowings (1)	$323.0
Weighted average annual interest rate	0.5%
Weighted average remaining term	4 days
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

Swap lock and treasury lock contracts
In February 2022, we entered into a swap lock agreement, which was designated as a cash flow hedge. As a result, we have hedged the treasury rate volatility on $100.0 million of future debt issuances.

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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 93

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Senior notes
Our outstanding senior notes are as follows:

		Date of			Outstanding Balance (1)
	Principal	Issuance	Maturity	Interest Payments	February 28, 2022	February 28, 2021
(in millions)
4.25% Senior Notes (2) (3)	$1,050.0	May 2013	May 2023	May/Nov	1,048.6	1,047.5
4.75% Senior Notes (2) (3)	$400.0	Nov 2014	Nov 2024	May/Nov	398.2	397.6
4.75% Senior Notes (2) (3)	$400.0	Dec 2015	Dec 2025	Jun/Dec	397.5	396.9
3.70% Senior Notes (2) (4)	$600.0	Dec 2016	Dec 2026	Jun/Dec	597.1	596.5
2.70% Senior Notes (2) (5)	$500.0	May 2017	May 2022	May/Nov	—	498.8
3.50% Senior Notes (2) (4)	$500.0	May 2017	May 2027	May/Nov	497.2	496.5
4.50% Senior Notes (2) (4)	$500.0	May 2017	May 2047	May/Nov	493.4	493.1
2.65% Senior Notes (2) (6)	$700.0	Nov 2017	Nov 2022	May/Nov	—	697.1
3.20% Senior Notes (2) (4)	$600.0	Feb 2018	Feb 2023	Feb/Aug	599.0	598.0
3.60% Senior Notes (2) (4)	$700.0	Feb 2018	Feb 2028	Feb/Aug	695.7	695.0
4.10% Senior Notes (2) (4)	$600.0	Feb 2018	Feb 2048	Feb/Aug	592.6	592.3
4.40% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2025	May/Nov	497.3	496.6
4.65% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2028	May/Nov	496.2	495.6
5.25% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2048	May/Nov	493.3	493.1
3.15% Senior Notes (2) (4)	$800.0	Jul 2019	Aug 2029	Feb/Aug	794.7	793.9
2.875% Senior Notes (2) (4)	$600.0	Apr 2020	May 2030	May/Nov	594.9	594.3
3.75% Senior Notes (2) (4)	$600.0	Apr 2020	May 2050	May/Nov	589.9	589.6
2.25% Senior Notes (2) (4)	$1,000.0	Jul 2021	Aug 2031	Feb/Aug	988.0	—
					$9,773.6	$9,972.4
(1)Amounts are net of unamortized debt issuance costs and unamortized discounts, where applicable.
(2)Senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness.
(3)Redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus 50 basis points.
(4)Redeemable, in whole or in part, at our option at any time prior to the stated redemption date as defined in the indenture, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted Treasury Rate plus the stated basis points as defined in the indenture. On or after the stated redemption date, redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 94

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Redemption
	Stated Redemption Date	Stated Basis Points
3.70% Senior Notes due December 2026	Sept 2026	25
3.50% Senior Notes due May 2027	Feb 2027	20
4.50% Senior Notes due May 2047	Nov 2046	25
3.20% Senior Notes due February 2023	Jan 2023	13
3.60% Senior Notes due February 2028	Nov 2027	15
4.10% Senior Notes due February 2048	Aug 2047	20
4.40% Senior Notes due November 2025	Sept 2025	20
4.65% Senior Notes due November 2028	Aug 2028	25
5.25% Senior Notes due November 2048	May 2048	30
3.15% Senior Notes due August 2029	May 2029	20
2.875% Senior Notes due May 2030	Feb 2030	35
3.75% Senior Notes due May 2050	Nov 2049	40
2.25% Senior Notes due August 2031	May 2031	15
(5)Redeemed prior to maturity in August 2021 at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment of $7.7 million. The make-whole payment is included in loss on extinguishment of debt within our consolidated results of operations.
(6)Redeemed prior to maturity in August 2021 at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment of $18.9 million. The make-whole payment is included in loss on extinguishment of debt within our consolidated results of operations.
Indentures
Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

Subsidiary credit facilities
General
We have additional credit arrangements totaling $64.5 million and $61.2 million as of February 28, 2022, and February 28, 2021, respectively. As of February 28, 2022, and February 28, 2021, amounts outstanding under these arrangements were $19.9 million and $15.5 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Debt payments
As of February 28, 2022, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $57.7 million and $18.7 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2023	$606.8
Fiscal 2024	1,056.2
Fiscal 2025	703.9
Fiscal 2026	902.0
Fiscal 2027	600.9
Thereafter	6,300.1
$10,169.9

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 95

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Subsequent events
2022 Credit Agreement
In April 2022, the Company, CB International, the Administrative Agent, and certain other lenders entered into the 2022 Restatement Agreement that amended and restated the 2020 Credit Agreement (as amended and restated by the 2022 Restatement Agreement, the 2022 Credit Agreement). The principal changes effected by the 2022 Restatement Agreement were:

•The refinance and increase of the existing revolving credit facility from $2.0 billion to $2.25 billion and extension of its maturity to April 14, 2027;
•The refinement of certain negative covenants; and
•The replacement of LIBOR rates with rates based on term SOFR.

2022 Term Credit Agreement
In April 2022, the Company, the Administrative Agent, and the Lender amended the June 2021 Term Credit Agreement (as amended the 2022 Term Credit Agreement). The principal changes effected by the amendment were the refinement of certain negative covenants and replacement of LIBOR rates with rates based on term SOFR.

Swap lock contracts
During the first quarter of Fiscal 2023, we entered into additional swap lock agreements, which were designated as cash flow hedges, for $150.0 million of future debt issuances. As a result of the additional swap locks, we have hedged the treasury rate volatility on $250.0 million of future debt issuances.

13.    INCOME TAXES

Income (loss) before income taxes was generated as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Domestic	$(1,334.4)	$495.2	$(2,230.1)
Foreign	1,644.8	2,047.7	1,284.9
	$310.4	$2,542.9	$(945.2)

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Current
Federal	$229.3	$74.0	$66.5
State	31.4	19.1	12.1
Foreign	(36.1)	81.6	108.5
Total current	224.6	174.7	187.1

Deferred
Federal	(10.1)	152.8	(459.9)
State	(5.5)	28.3	(118.3)
Foreign	100.4	155.3	(575.5)
Total deferred	84.8	336.4	(1,153.7)
Income tax provision (benefit)	$309.4	$511.1	$(966.6)

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 96

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 28, 2022		February 28, 2021		February 29, 2020
	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)
(in millions, except % of pretax income (loss) data)
Income tax provision (benefit) at statutory rate	$65.2	21.0%	$534.0	21.0%	$(198.5)	21.0%
State and local income taxes, net of federal income tax benefit (1)	(77.8)	(25.0%)	39.0	1.5%	(82.3)	8.7%
Net income tax provision (benefit) from legislative changes (2)	11.9	3.8%	10.9	0.4%	(547.4)	57.9%
Earnings taxed at other than U.S. statutory rate (3)	(33.2)	(10.7%)	(84.4)	(3.2%)	(46.5)	5.0%
Excess tax benefits from stock-based compensation awards (4)	(48.0)	(15.5%)	(29.4)	(1.2%)	(56.2)	5.9%
Net income tax provision (benefit) recognized for adjustment to valuation allowance (5)	385.5	124.2%	27.1	1.1%	(32.8)	3.5%
Miscellaneous items, net	5.8	1.9%	13.9	0.5%	(2.9)	0.3%
Income tax provision (benefit) at effective rate	$309.4	99.7%	$511.1	20.1%	$(966.6)	102.3%
(1)Includes differences resulting from adjustments to the current and deferred state effective tax rates.
(2)The year ended February 28, 2022, represents a net income tax provision resulting from the remeasurement of our deferred tax assets in connection with a legislative update in Switzerland. The year ended February 28, 2021, represents a net income tax provision resulting from initiatives under the CARES Act. The year ended February 29, 2020, represents the recognition of a net income tax benefit resulting from the remeasurement of our deferred tax assets in connection with the September 2019 enactment of tax reform in Switzerland.
(3)Consists of the following (i) difference between the U.S. statutory rate and local jurisdiction tax rates, (ii) the provision for incremental U.S. taxes on earnings of certain foreign subsidiaries offset by foreign tax credits, (iii) the non-U.S. portion of tax provision (benefit) recorded on the unrealized net gain (loss) from the changes in fair value of our investment in Canopy, and (iv) the non-U.S. portion of tax benefits recorded on the Canopy equity in earnings (losses) and related activities.
(4)Represents the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled.
(5)Consists primarily of valuation allowances on the unrealized net gain (loss) from changes in fair value of our investment in Canopy and Canopy equity in earnings (losses).

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 97

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2022	February 28, 2021
(in millions)
Deferred tax assets
Intangible assets	$2,188.8	$1,852.0
Loss carryforwards	349.8	233.1
Stock-based compensation	22.9	30.1
Lease liabilities	69.0	83.1
Inventory	51.8	26.6
Investments in unconsolidated investees	541.0	36.7
Other accruals	67.8	33.7
Gross deferred tax assets	3,291.1	2,295.3
Valuation allowances	(552.1)	(78.6)
Deferred tax assets, net	2,739.0	2,216.7

Deferred tax liabilities
Intangible assets	(522.1)	—
Property, plant, and equipment	(186.0)	(200.3)
Investments in unconsolidated investees	(58.9)	—
Provision for unremitted earnings	(26.0)	(23.0)
Right-of-use assets	(59.8)	(70.6)
Other accruals	(50.5)	—
Total deferred tax liabilities	(903.3)	(293.9)
Deferred tax assets (liabilities), net	$1,835.7	$1,922.8

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

As of February 28, 2022, operating loss carryforwards, which are primarily state and foreign, totaling $3.2 billion are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $1.8 billion will expire by fiscal 2029, $900.0 million will expire between fiscal 2030 and fiscal 2042, and $500.0 million may be carried forward indefinitely in certain jurisdictions.

We have recognized valuation allowances for operating loss carryforwards and other deferred tax assets when we believe it is more likely than not that these items will not be realized. The increase in our valuation allowances as of February 28, 2022, primarily related to the unrealized net gain (loss) from changes in fair value of our investment in Canopy and Canopy equity in earnings (losses).

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 98

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Balance as of March 1	$236.1	$249.4	$224.3
Increases as a result of tax positions taken during a prior period	16.5	3.1	11.4
Decreases as a result of tax positions taken during a prior period	(0.1)	(15.4)	(14.8)
Increases as a result of tax positions taken during the current period	29.5	15.2	29.0
Decreases related to settlements with tax authorities	(2.6)	(10.2)	(0.1)
Decreases related to lapse of applicable statute of limitations	(0.4)	(6.0)	(0.4)
Balance as of last day of February	$279.0	$236.1	$249.4

As of February 28, 2022, and February 28, 2021, we had $322.6 million and $268.9 million, respectively, of unrecognized tax benefit liabilities, including interest and penalties, recognized on our balance sheets. These liabilities are primarily recorded as non-current as of the balance sheet date.

As of February 28, 2022, and February 28, 2021, we had $279.0 million and $236.1 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate in the year of resolution.

We file U.S. federal income tax returns and various state, local, and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Canada, Mexico, Switzerland, and the U.S. Various U.S. federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next 12 months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2022, we estimate that unrecognized tax benefit liabilities could change by a range of $1 million to $5 million. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to February 28, 2015.

We provide for additional tax expense based on probable outcomes of ongoing tax examinations and assessments in various jurisdictions. While it is often difficult to predict the outcome or the timing of resolution of any tax matter, we believe the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash.

14.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	February 28, 2022	February 28, 2021
(in millions)
Deferred income taxes	$515.8	$569.7
Operating lease liability	457.3	471.1
Unrecognized tax benefit liabilities	317.7	268.9
Deferred revenue	104.1	1.5
Long-term income tax payable	76.0	86.1
Other	150.1	96.2
	$1,621.0	$1,493.5

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 99

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
15.    LEASES

General
We primarily lease certain vineyards, office and production facilities, warehouses, production equipment, and vehicles. We have concluded that certain grape purchasing arrangements associated with the purchase of grape production yielded from a specified block of a vineyard and certain third-party logistics arrangements contain a lease.

Balance sheet location
A summary of lease right-of-use assets and liabilities are as follows:

	Balance Sheet Classification	February 28, 2022	February 28, 2021
(in millions)
Assets
Operating lease	Other assets	$478.9	$477.9
Finance lease	Property, plant, and equipment	21.8	17.0
Total right-of-use assets		$500.7	$494.9

Liabilities
Current:
Operating lease	Other accrued expenses and liabilities	$80.4	$68.8
Finance lease	Current maturities of long-term debt	6.3	4.6
Non-current:
Operating lease	Deferred income taxes and other liabilities	457.3	471.1
Finance lease	Long-term debt, less current maturities	13.6	10.9
Total lease liabilities		$557.6	$555.4

Lease cost
The components of total lease cost are as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Operating lease cost	$89.5	$93.4	$98.9
Finance lease cost:
Amortization of right-of-use assets	5.8	11.0	12.2
Interest on lease liabilities	0.5	0.5	0.7
Short-term lease cost	8.4	9.2	8.6
Variable lease cost (1)	202.5	216.5	403.3
Total lease cost	$306.7	$330.6	$523.7
(1)Higher variable lease costs for the year ended February 29, 2020, was primarily driven by the transfer of grape purchasing agreements in connection with our Wine and Spirits Divestitures.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 100

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Lease maturities
As of February 28, 2022, minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
(in millions)
Fiscal 2023	$95.1	$7.3
Fiscal 2024	89.1	6.6
Fiscal 2025	73.3	4.2
Fiscal 2026	50.5	2.1
Fiscal 2027	43.0	0.9
Thereafter	290.6	0.1
Total lease payments	641.6	21.2
Less: Interest	(103.9)	(1.3)
Total lease liabilities	$537.7	$19.9

Related party transaction
We have entered into a lease for office space with an affiliate of an executive officer and director that has not yet commenced. As of February 28, 2022, the aggregate minimum payments for this operating lease totaled $38.4 million on an undiscounted basis.

Supplemental information

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92.7	$93.9	$100.7
Operating cash flows from finance leases	$0.5	$0.5	$0.7
Financing cash flows from finance leases	$5.9	$10.5	$13.8

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$93.8	$66.3	$34.3
Finance leases	$10.5	$11.6	$10.7

	February 28, 2022	February 28, 2021	February 29, 2020
Weighted-average remaining lease term: (1)
Operating leases	12.1 years	12.8 years	11.7 years
Finance leases	3.3 years	2.9 years	3.2 years

Weighted-average discount rate:
Operating leases	3.0%	3.2%	3.5%
Finance leases	3.4%	1.2%	2.6%
(1)Our leases have varying terms with remaining lease terms of up to approximately 30 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 101

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
16.    COMMITMENTS AND CONTINGENCIES

Purchase commitments and contingencies
We have entered into various long-term contracts in the normal course of business for the purchase of (i) certain inventory components, (ii) transportation, marketing, warehousing, and bottling services, (iii) IT contracts, (iv) certain energy requirements, and (v) property, plant, and equipment and related contractor and manufacturing services. As of February 28, 2022, the estimated aggregate minimum purchase commitments under these contracts are as follows:

	Type	Length of Commitment	Amount
(in millions)
Raw materials and supplies (1)	Packaging, grapes, hops, corn, and malts	through December 2037	$3,159.0
Contract services	Transportation, marketing, warehousing, and bottling services, and IT and energy contracts	through December 2030	765.4
Capital expenditures (2)	Property, plant, and equipment and contractor and manufacturing services	through January 2024	489.8
In-process inventories	Bulk wine and spirits	through April 2025	50.6
Other	Finished wine case goods	through May 2029	19.7
			$4,484.5
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
(2)Consists of purchase commitments entered into primarily in connection with the Mexico Beer Projects.

Additionally, we have entered into various contractual arrangements with affiliates of Owens-Illinois, a related party entity, primarily for the purchase of glass bottles used largely in our imported and craft beer portfolios. Amounts purchased under these arrangements for the years ended February 28, 2022, February 28, 2021, and February 29, 2020, were $123.5 million, $154.7 million, and $166.6 million, respectively.

Indemnification liabilities
In connection with prior divestitures, we have indemnified respective parties against certain liabilities that may arise subsequent to the divestiture. As of February 28, 2022, and February 28, 2021, these liabilities consist primarily of indemnifications related to certain income tax matters and lease contracts. As of February 28, 2022, and February 28, 2021, the carrying amount of our indemnification liabilities was $16.6 million and $17.0 million, respectively, and is included in deferred income taxes and other liabilities. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Legal matters
In the ordinary course of our business, we are subject to lawsuits, arbitration, claims, and other legal proceedings in connection with our business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages and/or injunctive relief. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. Management believes that we have adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and that the outcome of these pending proceedings is not likely to have a material adverse effect on our financial condition, results of operations, or cash flows. However, we are unable to predict the outcome of these matters.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 102

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

17.    STOCKHOLDERS’ EQUITY

Common stock
We have two classes of common stock with a material number of shares outstanding: Class A Stock and Class B Stock. Class B Stock shares are convertible into shares of Class A Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Stock are entitled to 10 votes per share. Holders of Class A Stock are entitled to one vote per share and a cash dividend premium. If we pay a cash dividend on Class B Stock, each share of Class A Stock will receive an amount at least 10% greater than the amount of the cash dividend per share paid on Class B Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Stock without paying any dividend on Class B Stock. However, our senior credit facility limits the cash dividends that we can pay on our common stock to a fixed amount per quarter but the fixed amount may be exceeded subject to various conditions set forth in the senior credit facility.

In addition, we have a class of common stock with an immaterial number of shares outstanding: Class 1 Stock. Shares of Class 1 Stock generally have no voting rights. Class 1 Stock shares are convertible into shares of Class A Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Stock acquired upon conversion. Because shares of Class 1 Stock are convertible into shares of Class A Stock, for each share of Class 1 Stock issued, we must reserve one share of Class A Stock for issuance upon the conversion of the share of Class 1 Stock. Holders of Class 1 Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If we pay a cash dividend on Class 1 Stock, each share of Class A Stock will receive an amount at least 10% greater than the amount of cash dividend per share paid on Class 1 Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Stock without paying a dividend on Class 1 Stock. The cash dividends declared and paid on Class B Stock and Class 1 Stock must always be the same.

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2019	185,740,178	28,322,419	1,149,624	18,927,966	5,005,800
Share repurchases	—	—	—	265,593	—
Conversion of shares	350,567	(22,213)	(328,354)	—	—
Exercise of stock options	—	—	870,957	(747,527)	—
Employee stock purchases	—	—	—	(69,324)	—
Vesting of restricted stock units (1)	—	—	—	(91,311)	—
Vesting of performance share units (1)	—	—	—	(29,015)	—
Cancellation of restricted shares	—	—	—	444	—
Balance at February 29, 2020	186,090,745	28,300,206	1,692,227	18,256,826	5,005,800
Conversion of shares	1,113,535	(29,918)	(1,083,617)	—	—
Exercise of stock options	—	—	4,326	(1,020,853)	—
Employee stock purchases	—	—	—	(67,801)	—
Vesting of restricted stock units (1)	—	—	—	(80,287)	—
Vesting of performance share units (1)	—	—	—	(17,335)	—
Balance at February 28, 2021	187,204,280	28,270,288	612,936	17,070,550	5,005,800

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 103

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Share repurchases	—	—	—	6,179,015	—
Conversion of shares	59,579	(57,948)	(1,631)	—	—
Exercise of stock options	—	—	1,637,374	(287,873)	—
Employee stock purchases	—	—	—	(57,738)	—
Vesting of restricted stock units (1)	—	—	—	(71,413)	—
Vesting of performance share units (1)	—	—	—	(7,934)	—
Balance at February 28, 2022	187,263,859	28,212,340	2,248,679	22,824,607	5,005,800
(1)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Restricted Stock Units	36,213	37,933	49,900
Performance Share Units	4,565	9,433	17,439

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Stock and Class B Stock. In January 2021, our Board of Directors authorized an additional repurchase of up to $2.0 billion of our Class A Stock and Class B Stock. The Board of Directors did not specify a date upon which these authorizations would expire. Shares may be repurchased through open market or privately negotiated transactions. Shares repurchased under these authorizations will become treasury shares.

A summary of share repurchase activity is as follows:

	Class A Common Shares Repurchased
	For the Years Ended
	February 28, 2022		February 28, 2021		February 29, 2020
	Dollar Value	Number of Shares	Dollar Value	Number of Shares	Dollar Value	Number of Shares
(in millions, except share data)
2018 Authorization	$1,390.5	6,179,015	$—	—	$50.0	265,593
2021 Authorization	—	—	—	—	—	—
	$1,390.5	6,179,015	$—	—	$50.0	265,593

Subsequent events
Stock repurchases
On April 7, 2022, we entered into an ASR to repurchase $500.0 million of our Class A Stock. We utilized short-term borrowings and cash on hand to pay the dollar value for shares repurchased in this ASR under the 2018 Authorization. Pursuant to the terms of this ASR, an initial installment of 1.7 million shares of Class A Stock were delivered.

As of April 21, 2022, total shares repurchased under our board authorizations are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$2,936.4	12,802,171
2021 Authorization	$2,000.0	$—	—

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 104

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Common stock dividends
In April 2022, our Board of Directors declared a quarterly cash dividend of $0.80 per share of Class A Stock, $0.72 per share of Class B Stock, and $0.72 per share of Class 1 Stock payable in the first quarter of Fiscal 2023.

Class B Stock declassification proposal
In April 2022, we received the Proposal which proposes that each share of Class B Stock would be converted into 1.35 shares of Class A Stock. Our Board of Directors has established a Special Committee to evaluate the Proposal. Any definitive agreement with respect to the potential transaction must be approved by the Special Committee as well as our Board of Directors. In addition, pursuant to the terms of the Proposal, any potential transaction would require the approval of holders of a majority of the shares of our Class A Stock that do not also hold shares of Class B Stock.

18.    STOCK-BASED EMPLOYEE COMPENSATION

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost recognized for our stock-based awards and income tax benefits related thereto are as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Total compensation cost recognized in our results of operations	$44.9	$63.0	$60.4
Income tax benefit related thereto recognized in our results of operations	$6.6	$9.2	$9.5

Long-Term Stock Incentive Plan
Under our Long-Term Stock Incentive Plan, nonqualified stock options, restricted stock, restricted stock units, performance share units, and other stock-based awards may be granted to our employees, officers, and directors. The aggregate number of shares of our Class A Stock and Class 1 Stock available for awards under our Long-Term Stock Incentive Plan is 108,000,000 shares.

The exercise price, vesting period, and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of our Class A Stock on the date of grant. Nonqualified stock options generally vest and become exercisable over a four-year period from the date of grant and expire as established by the Committee, but not later than 10 years after the grant date.

Grants of restricted stock, restricted stock units, performance share units, and other stock-based awards may contain such vesting periods, terms, conditions, and other requirements as the Committee may establish. Restricted stock and restricted stock unit awards are based on service and generally vest over one to four years from the date of grant. Performance share unit awards are based on service and the satisfaction of certain performance conditions, and vest over a required employee service period, generally from one to three years from the date of grant, which closely matches the performance period. The performance conditions include the achievement of specified financial or operational performance metrics, or market conditions which require the achievement of specified levels of stockholder return relative to other companies as defined in the applicable performance share unit agreement. The actual number of shares to be awarded upon vesting of a performance share unit award will range between 0% and 200% of the target award, based upon the measure of performance as certified by the Committee.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 105

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A summary of stock option activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2022		February 28, 2021		February 29, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	4,399,807	$131.89	4,525,418	$108.87	5,691,219	$81.87
Granted	513,829	$237.85	973,286	$154.62	639,957	$206.76
Exercised	(1,925,247)	$86.92	(1,025,179)	$47.42	(1,618,484)	$41.77
Forfeited	(75,917)	$192.96	(56,897)	$185.59	(175,917)	$201.44
Expired	(6,130)	$226.46	(16,821)	$221.16	(11,357)	$224.07
Outstanding as of last day of February	2,906,342	$178.62	4,399,807	$131.89	4,525,418	$108.87
Exercisable	1,410,693	$161.53	2,754,888	$104.94	3,330,164	$75.61

As of February 28, 2022, the aggregate intrinsic value of our options outstanding and exercisable was $123.1 million and $79.8 million, respectively. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 6.7 years and 5.1 years, respectively.

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Fair value of stock options vested	$23.9	$21.1	$21.1
Intrinsic value of stock options exercised	$269.1	$142.1	$255.0
Tax benefit realized from stock options exercised	$62.9	$33.9	$60.4

The weighted average grant-date fair value of stock options granted and the weighted average inputs used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Grant-date fair value	$59.27	$31.26	$44.90
Expected life (1)	6.3 years	6.3 years	6.0 years
Expected volatility (2)	27.8%	26.6%	22.1%
Risk-free interest rate (3)	1.2%	0.5%	2.5%
Expected dividend yield (4)	1.3%	1.9%	1.5%
(1)Based on historical experience of employees’ exercise behavior for similar type awards.
(2)Based primarily on historical volatility levels of our Class A Stock.
(3)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
(4)Based on the calculated yield on our Class A Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 106

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A summary of restricted stock and performance share activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2022		February 28, 2021		February 29, 2020
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Awards
Outstanding balance as of March 1, Nonvested	—	$—	—	$—	3,914	$214.29
Granted	—	$—	—	$—	—	$—
Vested	—	$—	—	$—	(3,470)	$214.34
Forfeited	—	$—	—	$—	(444)	$213.85
Outstanding balance as of last day of February, Nonvested	—	$—	—	$—	—	$—

Restricted Stock Units
Outstanding balance as of March 1, Nonvested	311,358	$183.74	271,143	$196.58	314,252	$181.62
Granted	113,686	$236.19	178,550	$165.57	138,472	$203.32
Vested	(107,626)	$184.81	(118,220)	$185.75	(141,211)	$168.68
Forfeited	(26,247)	$196.41	(20,115)	$183.77	(40,370)	$200.87
Outstanding balance as of last day of February, Nonvested	291,171	$202.68	311,358	$183.74	271,143	$196.58

Performance Share Units
Outstanding balance as of March 1, Nonvested	226,463	$223.85	221,749	$231.49	259,464	$213.27
Granted	27,029	$318.71	39,781	$202.53	60,031	$253.72
Performance achievement (1)	(148,495)	$210.36	(1,517)	$250.30	(17,035)	$168.00
Vested	(12,499)	$279.67	(26,768)	$250.30	(46,454)	$156.80
Forfeited	(5,857)	$229.81	(6,782)	$238.06	(34,257)	$239.48
Outstanding balance as of last day of February, Nonvested	86,641	$268.12	226,463	$223.85	221,749	$231.49
(1)Reflects the net number of awards achieved above (below) target levels based on actual performance measured at the end of the performance period.

The fair value of shares vested for our restricted stock and performance share awards is as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Restricted stock awards	$—	$—	$0.7
Restricted stock units	$25.8	$19.2	$29.9
Performance share units	$3.0	$4.3	$9.9

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 107

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average inputs used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Grant-date fair value	$318.71	$202.53	$319.56
Grant-date price	$238.31	$153.02	$205.46
Performance period	2.9 years	2.9 years	2.8 years
Expected volatility (1)	35.0%	31.7%	23.1%
Risk-free interest rate (2)	0.3%	0.2%	2.3%
Expected dividend yield (3)	0.0%	0.0%	0.0%
(1)Based primarily on historical volatility levels of our Class A Stock.
(2)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.
(3)No expected dividend yield as units granted earn dividend equivalents.

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 9,000,000 shares of Class A Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 28, 2022, February 28, 2021, and February 29, 2020, employees purchased 57,738 shares, 67,801 shares, and 69,324 shares, respectively, under this plan.

Other
As of February 28, 2022, there was $64.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 2.2 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

19.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

The computation of basic and diluted net income (loss) per common share is as follows:

	For the Years Ended
	February 28, 2022		February 28, 2021		February 29, 2020
	Class A Stock	Class B Stock	Class A Stock	Class B Stock	Class A Stock	Class B Stock
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(35.8)	$(4.6)	$1,777.2	$220.8	$(10.2)	$(1.6)
Conversion of Class B common shares into Class A common shares	—	—	220.8	—	—	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	(1.5)	—	—
Net income (loss) attributable to CBI allocated – diluted	$(35.8)	$(4.6)	$1,998.0	$219.3	$(10.2)	$(1.6)

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 108

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2022		February 28, 2021		February 29, 2020
	Class A Stock	Class B Stock	Class A Stock	Class B Stock	Class A Stock	Class B Stock
(in millions, except per share data)
Weighted average common shares outstanding – basic	167.431	23.225	170.239	23.280	168.329	23.313
Conversion of Class B common shares into Class A common shares (1)	—	—	23.280	—	—	—
Stock-based awards, primarily stock options (1)	—	—	1.789	—	—	—
Weighted average common shares outstanding – diluted	167.431	23.225	195.308	23.280	168.329	23.313

Net income (loss) per common share attributable to CBI – basic	$(0.22)	$(0.20)	$10.44	$9.48	$(0.07)	$(0.07)
Net income (loss) per common share attributable to CBI – diluted	$(0.22)	$(0.20)	$10.23	$9.42	$(0.07)	$(0.07)

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive:

		For the Years Ended
		February 28, 2022	February 29, 2020
	(in millions)
	Class B Stock	23.225	23.313
	Stock-based awards, primarily stock options	1.566	3.239

20.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 29, 2020
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$83.4	$—	$83.4
Reclassification adjustments	(22.6)	—	(22.6)
Net gain (loss) recognized in other comprehensive income (loss)	60.8	—	60.8
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	48.0	6.4	54.4
Reclassification adjustments	(15.3)	(1.7)	(17.0)
Net gain (loss) recognized in other comprehensive income (loss)	32.7	4.7	37.4
Pension/postretirement adjustments:
Net actuarial gain (loss)	(3.1)	0.9	(2.2)
Reclassification adjustments	1.8	(0.1)	1.7
Net gain (loss) recognized in other comprehensive income (loss)	(1.3)	0.8	(0.5)

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 109

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments:
Net gain (loss)	(13.3)	3.2	(10.1)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(13.3)	3.2	(10.1)
Other comprehensive income (loss) attributable to CBI	$78.9	$8.7	$87.6

For the Year Ended February 28, 2021
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(51.9)	$—	$(51.9)
Reclassification adjustments	5.1	—	5.1
Net gain (loss) recognized in other comprehensive income (loss)	(46.8)	—	(46.8)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(48.1)	3.2	(44.9)
Reclassification adjustments	28.8	(2.9)	25.9
Net gain (loss) recognized in other comprehensive income (loss)	(19.3)	0.3	(19.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(2.3)	0.7	(1.6)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(2.3)	0.7	(1.6)
Share of OCI of equity method investments:
Net gain (loss)	(1.6)	(0.2)	(1.8)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(1.6)	(0.2)	(1.8)
Other comprehensive income (loss) attributable to CBI	$(70.0)	$0.8	$(69.2)

For the Year Ended February 28, 2022
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(38.9)	$—	$(38.9)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(38.9)	—	(38.9)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	12.6	(7.5)	5.1
Reclassification adjustments	(34.0)	2.9	(31.1)
Net gain (loss) recognized in other comprehensive income (loss)	(21.4)	(4.6)	(26.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	2.3	(0.6)	1.7
Reclassification adjustments	(2.1)	0.6	(1.5)
Net gain (loss) recognized in other comprehensive income (loss)	0.2	—	0.2

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 110

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments:
Net gain (loss)	(16.2)	3.7	(12.5)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(16.2)	3.7	(12.5)
Other comprehensive income (loss) attributable to CBI	$(76.3)	$(0.9)	$(77.2)

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2021	$(392.5)	$43.5	$(4.2)	$17.7	$(335.5)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(38.9)	5.1	1.7	(12.5)	(44.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(31.1)	(1.5)	—	(32.6)
Other comprehensive income (loss)	(38.9)	(26.0)	0.2	(12.5)	(77.2)
Balance, February 28, 2022	$(431.4)	$17.5	$(4.0)	$5.2	$(412.7)

21.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Net sales to our 10 largest customers represented approximately half of our net sales for the years ended February 28, 2022, February 28, 2021, and February 29, 2020, and are expected to continue to represent a significant portion of our revenues. Net sales to an individual customer which amount to 10% or more of our net sales, and the associated amounts receivable from this customer as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Reyes Beer Division entities
Net sales	21.0%	18.6%	16.1%
Accounts receivable	11.1%	12.7%	10.6%

Southern Glazer’s Wine and Spirits
Net sales	14.4%	10.5%	10.5%
Accounts receivable	35.2%	28.7%	27.2%

Net sales for the above customers are primarily reported within the Beer and Wine and Spirits segments, respectively. Our arrangements with certain of our customers may, generally, be terminated by either party with prior notice. The majority of our accounts receivable balance is generated from sales to independent distributors with whom we have a predetermined collection date arranged through electronic funds transfer. We perform ongoing credit evaluations of our customers’ financial position, and management is of the opinion that any risk of significant loss is reduced due to the diversity of our customers and geographic sales area.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 111

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

In addition, management excludes Comparable Adjustments from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and the incentive compensation of segment management are evaluated based on core segment operating income (loss) which does not include the impact of these Comparable Adjustments.

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$109.9	$25.1	$(49.0)
Net flow through of reserved inventory	12.1	—	—
Settlements of undesignated commodity derivative contracts	(35.9)	31.6	11.7
Strategic business development costs	(2.6)	(29.8)	(124.5)
Recovery of (loss on) inventory write-down	(1.0)	(70.4)	8.6
Flow through of inventory step-up	(0.1)	(0.4)	(1.5)
COVID-19 incremental costs	—	(7.6)	—
Accelerated depreciation	—	(0.1)	(7.6)
Total cost of product sold	82.4	(51.6)	(162.3)

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 112

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Selling, general, and administrative expenses
Transition services agreements activity	(19.2)	0.4	—
Transaction, integration, and other acquisition-related costs	(1.4)	(7.6)	(9.2)
Restructuring and other strategic business development costs	0.6	(23.9)	(25.3)
Net gain (loss) on foreign currency derivative contracts	—	(8.0)	(1.8)
Impairment of intangible assets	—	(6.0)	(11.0)
COVID-19 incremental costs	—	(4.8)	—
Other gains (losses) (1)	(2.3)	14.3	7.3
Total selling, general, and administrative expenses	(22.3)	(35.6)	(40.0)

Impairment of brewery construction in progress	(665.9)	—	—
Impairment of assets held for sale	—	(24.0)	(449.7)
Gain (loss) on sale of business	1.7	14.2	74.1
Comparable Adjustments, Operating income (loss)	$(604.1)	$(97.0)	$(577.9)

(1)	Includes the following:
		For the Years Ended
		February 28, 2022	February 28, 2021	February 29, 2020
	Adjustment to understated excise tax accruals primarily related to a prior period acquisition	$(13.3)	$—	$—
	Decrease (increase) in estimated fair value of contingent liabilities associated with prior period acquisitions	$(9.6)	$9.7	$(11.4)
	Increase in our ownership interest in My Favorite Neighbor (Fiscal 2022) and Nelson’s Green Brier (Fiscal 2020)	$13.5	$—	$11.8
	Property tax settlement	$10.4	$—	$—
	Sale of certain non-core assets	$—	$8.8	$(0.3)
	Recognition of previously deferred gain upon release of a related guarantee	$—	$—	$6.2

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 113

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Beer
Net sales	$6,751.6	$6,074.6	$5,615.9
Segment operating income (loss)	$2,703.3	$2,494.3	$2,247.9
Capital expenditures	$849.5	$693.9	$571.7
Depreciation and amortization	$248.7	$194.7	$204.3

Wine and Spirits
Net sales:
Wine	$1,819.3	$2,208.4	$2,367.5
Spirits	249.8	331.9	360.1
Net sales	$2,069.1	$2,540.3	$2,727.6
Segment operating income (loss)	$470.7	$622.4	$708.4
Income (loss) from unconsolidated investments	$34.4	$31.7	$36.4
Equity method investments (1)	$97.2	$125.7	$87.7
Capital expenditures	$154.7	$107.5	$92.7
Depreciation and amortization	$80.7	$89.9	$98.7

Corporate Operations and Other
Segment operating income (loss)	$(238.2)	$(228.6)	$(223.9)
Income (loss) from unconsolidated investments	$(3.5)	$(0.4)	$(3.2)
Equity method investments	$88.0	$83.9	$94.5
Capital expenditures	$22.6	$63.2	$62.1
Depreciation and amortization	$13.0	$14.4	$21.6

Canopy
Net sales	$444.3	$378.6	$290.2
Segment operating income (loss)	$(630.1)	$(1,496.0)	$(685.8)
Capital expenditures	$50.4	$172.6	$572.8
Depreciation and amortization	$90.0	$103.3	$81.4

Consolidation and Eliminations
Net sales	$(444.3)	$(378.6)	$(290.2)
Operating income (loss)	$630.1	$1,496.0	$685.8
Income (loss) from unconsolidated investments	$(178.2)	$(146.2)	$(221.7)
Equity method investments	$2,503.5	$2,578.8	$2,911.7
Capital expenditures	$(50.4)	$(172.6)	$(572.8)
Depreciation and amortization	$(90.0)	$(103.3)	$(81.4)

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 114

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Comparable Adjustments
Operating income (loss)	$(604.1)	$(97.0)	$(577.9)
Income (loss) from unconsolidated investments	$(1,488.2)	$265.2	$(2,480.1)
Depreciation and amortization	$—	$0.1	$7.6

Consolidated
Net sales	$8,820.7	$8,614.9	$8,343.5
Operating income (loss)	$2,331.7	$2,791.1	$2,154.5
Income (loss) from unconsolidated investments (2)	$(1,635.5)	$150.3	$(2,668.6)
Equity method investments (1)	$2,688.7	$2,788.4	$3,093.9
Capital expenditures	$1,026.8	$864.6	$726.5
Depreciation and amortization	$342.4	$299.1	$332.2

(1)	Equity method investments balance at February 29, 2020, excludes amounts reclassified to assets held for sale.
(2)	Income (loss) from unconsolidated investments consists of:
		For the Years Ended
		February 28, 2022	February 28, 2021	February 29, 2020
	(in millions)
	Unrealized net gain (loss) on securities measured at fair value	$(1,644.7)	$802.0	$(2,126.4)
	Equity in earnings (losses) from Canopy and related activities (i)	(73.6)	(679.0)	(575.9)
	Equity in earnings (losses) from other equity method investees	31.8	27.3	33.3
	Net gain (loss) on sale of unconsolidated investment	51.0	—	0.4
		$(1,635.5)	$150.3	$(2,668.6)

	(i)	The year ended February 29, 2020, includes the June 2019 Modification Loss.

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in New Zealand and Italy for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer.

Geographic data is as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
(in millions)
Net sales
U.S.	$8,585.8	$8,396.5	$8,116.2
Non-U.S. (primarily Canada)	234.9	218.4	227.3
	$8,820.7	$8,614.9	$8,343.5

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 115

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	February 28, 2022	February 28, 2021
(in millions)
Long-lived tangible assets
U.S.	$1,092.0	$1,005.3
Non-U.S. (primarily Mexico)	4,967.6	4,816.3
	$6,059.6	$5,821.6

23.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	For the Three Months Ended
	February 28, 2022	February 28, 2021
(in millions, except per share data)
Net sales	$2,102.5	$1,953.0
Gross profit	$1,132.6	$993.7
Net income (loss) attributable to CBI (1)	$395.4	$382.9
Net income (loss) per common share attributable to CBI (1):
Basic – Class A Stock	$2.11	$2.00
Basic – Class B Stock	$1.92	$1.81
Diluted – Class A Stock	$2.07	$1.95
Diluted – Class B Stock	$1.91	$1.80

(1)	Includes the following:
		For the Three Months Ended
		February 28, 2022	February 28, 2021
	(in millions, net of income tax effect)
	Unrealized net gain (loss) on securities measured at fair value	$(135.2)	$206.3
	Equity in earnings (losses) from Canopy	$(31.9)	$(189.5)

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 116

PART II	OTHER KEY INFORMATION	Table of Contents
Item 9A. Controls and Procedures

Disclosure controls and procedures
Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)), other than the ERP implementation noted above, no other changes were identified in our internal control over financial reporting during our fiscal quarter ended February 28, 2022 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 117

PART III	OTHER KEY INFORMATION	Table of Contents

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)) is incorporated herein by reference to the Proxy Statement under those sections of the Proxy Statement to be titled “Director Nominees” and “The Board of Directors and Committees of the Board.” The Proxy Statement will be filed within 120 days after the end of our fiscal year.

We have adopted the Chief Executive Officer and Senior Financial Executive Code of Ethics which is a code of ethics that applies to our chief executive officer and our senior financial officers. The Chief Executive Officer and Senior Financial Executive Code of Ethics is located on our investor relations website at https://ir.cbrands.com. Amendments to, and waivers granted under, our Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to our website as well. We will provide to anyone, without charge, upon request, a copy of such Code of Ethics. Such requests should be directed in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564 or by telephoning our Investor Center at 1-888-922-2150.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement under those sections of the Proxy Statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation.” The Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement under that section of the Proxy Statement to be titled “Beneficial Ownership.” The Proxy Statement will be filed within 120 days after the end of our fiscal year.

Securities authorized for issuance under equity compensation plans
The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 28, 2022. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 118

PART III	OTHER KEY INFORMATION	Table of Contents

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,370,795	(1)	$178.62	(2)	11,213,268	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	3,370,795		$178.62		11,213,268
(1)Includes 173,282 shares of unvested performance share units and 291,171 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, which ranges from 100% to 200% of the target shares granted. We currently estimate that 60,321 of the target shares granted will be awarded between 45% and 65%, and 26,320 of the target shares granted will not be awarded based upon our expectations as of February 28, 2022, regarding the achievement of specified performance targets.
(2)Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.
(3)Includes 1,228,150 shares of Class A Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 29,500 shares are subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement under those sections of the Proxy Statement to be titled “Director Nominees,” “The Board of Directors and Committees of the Board,” and “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement under that section of the Proxy Statement to be titled “Proposal 2 – Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm.” The Proxy Statement will be filed within 120 days after the end of our fiscal year.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 119

PART IV	OTHER KEY INFORMATION	Table of Contents
Item 15. Exhibits and Financial Statement Schedules

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – February 28, 2022, and February 28, 2021

Consolidated Statements of Comprehensive Income (Loss) for the years ended February 28, 2022, February 28, 2021, and February 29, 2020

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2022, February 28, 2021, and February 29, 2020

Consolidated Statements of Cash Flows for the years ended February 28, 2022, February 28, 2021, and February 29, 2020

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Form 10-K.

Item 16. Form 10-K Summary

None.

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 120

PART IV	OTHER KEY INFORMATION	Table of Contents
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Subscription Agreement, dated as of August 14, 2018, by and between CBG Holdings LLC and Canopy, including, among other things, a form of the Amended and Restated Investor Rights Agreement. †	8-K	2.1	August 16, 2018

2.2	Foreign Exchange Rate Agreement dated October 26, 2018, between CBG Holdings LLC and Canopy.	10-Q	2.2	January 9, 2019

2.3	Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between the Company and Gallo. †‡	8-K	2.1	May 29, 2020

2.4	First Amendment dated September 28, 2020 and effective September 28, 2020, to Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between the Company and Gallo.	10-Q	2.6	October 1, 2020

2.5	Asset Purchase Agreement made and entered into as of June 22, 2020, by and between the Company and Gallo regarding the Nobilo Wine Divestiture.	8-K	2.1	June 25, 2020

3.1	Restated Certificate of Incorporation of the Company.	10-Q	3.1	October 13, 2009

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company.	10-Q	3.2	October 13, 2009

3.3	By-Laws of the Company, amended and restated as of April 6, 2022.	8-K	3.1	April 7, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.2	Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1.1	April 23, 2012

4.3	Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	May 16, 2013

4.4	Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 16, 2013

4.5	Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and M&T, as Trustee.	8-K	4.4	June 11, 2013

4.6	Supplemental Indenture No. 6 dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and M&T, as Trustee.	10-Q	4.21	July 10, 2014

4.7	Supplemental Indenture No. 7, with respect to 3.875% Senior Notes due 2019, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	November 7, 2014

4.8	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

4.9	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.10	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.11	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.12	Supplemental Indenture No. 12 with respect to 2.700% Senior Notes due 2022, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	May 9, 2017

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 121

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.13	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.14	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.15	Supplemental Indenture No. 15 with respect to 2.000% Senior Notes due 2019, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	November 7, 2017

4.16	Supplemental Indenture No. 16 with respect to 2.250% Senior Notes due 2020 dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.2	November 7, 2017

4.17	Supplemental Indenture No. 17 with respect to 2.650% Senior Notes due 2022, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.3	November 7, 2017

4.18	Supplemental Indenture No. 18 with respect to 3.200% Senior Notes due 2023, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	February 7, 2018

4.19	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.20	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.21	Supplemental Indenture No. 21 with respect to Senior Floating Rate Notes due 2021, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	October 29, 2018

4.22	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

4.23	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.24	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.25	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.26	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.27	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.28	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer and M&T, as Trustee.	8-K	4.1	July 26, 2021

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 122

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.29	Restatement Agreement, dated as of March 26, 2020 by and among the Company, CB International Finance S.à r.l., certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Ninth Amended and Restated Credit Agreement dated as of March 26, 2020, by and among the Company, CB International Financing S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	March 31, 2020

4.30	2020 Term Loan Restatement Agreement, dated as of March 26, 2020, by and among the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent and Lender, including the Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company, Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.3	March 31, 2020

4.31	Amendment No. 1, dated as of June 10, 2021, to Amended and Restated Term Loan Credit Agreement, dated as of March 26, 2020, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender. †	10-Q	4.30	June 30, 2021

4.32	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.33	Amendment No. 2, dated as of April 14, 2022, to Amended and Restated Term Loan Credit Agreement, dated as of March 26, 2020, as amended by Amendment No. 1, dated as of June 10, 2021, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.2	April 15, 2022

4.34	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	4.31	April 20, 2021

10.1	The Company’s Long-Term Stock Incentive Plan, amended and restated as of July 18, 2017. *	8-K	10.4	July 20, 2017

10.2	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 28, 2014). *	8-K	99.1	April 5, 2012

10.3	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 25, 2016). *	8-K	10.1	May 1, 2014

10.4	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 25, 2016 and before April 21, 2017). *	8-K	10.1	April 28, 2016

10.5	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017 and before April 23, 2018). *	8-K	10.1	April 25, 2017

10.6	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2018 and before April 23, 2019). *	8-K	10.1	April 26, 2018

10.7	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2019 and before April 21, 2020). *	8-K	10.1	April 26, 2019

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 123

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.8	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2020). *	10-Q	10.5	July 1, 2020

10.9	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2017 and before April 23, 2018). *	8-K	10.2	April 25, 2017

10.10	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018 and before April 23, 2019). *	8-K	10.2	April 26, 2018

10.11	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2019 and before April 21, 2020. *	8-K	10.2	April 26, 2019

10.12	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2020 and before April 20, 2021). *	10-Q	10.6	July 1, 2020

10.13	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 20, 2021). *	8-K	10.2	April 23, 2021

10.14	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards). *	8-K	10.1	July 26, 2013

10.15	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (providing for ratable vesting over three years). *	10-K	10.20	April 28, 2015

10.16	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2019 and before April 21, 2020). *	8-K	10.3	April 26, 2019

10.17	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2020). *†	10-Q	10.7	July 1, 2020

10.18	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to specified performance criteria). *	10-K	10.28	April 28, 2015

10.19	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to contingent grants). *	8-K	10.1	October 22, 2018

10.20	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Incentive Plan (relating to margin and market performance). *	10-Q	10.5	October 3, 2019

10.21	Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan. *	8-K	99.1	April 22, 2010

10.22	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012 and before July 23, 2014). *	8-K	10.3	July 31, 2012

10.23	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014 and before July 20, 2016). *	8-K	10.1	July 25, 2014

10.24	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016 and before July 18, 2017). *	8-K	10.1	July 22, 2016

10.25	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 18, 2017 and before July 16, 2019). *	8-K	10.1	July 20, 2017

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 124

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.26	Form of Stock Option Agreement for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 16, 2019). *	10-Q	10.6	October 3, 2019

10.27	Form of Restricted Stock Unit Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after July 16, 2019).*	10-Q	10.7	October 3, 2019

10.28	Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan. *	8-K	10.1	March 29, 2018

10.29	The Company’s Annual Management Incentive Plan, amended and restated as of July 27, 2012. *	8-K	10.1	July 31, 2012

10.30	The Company’s Non-Qualified Savings Plan. *	8-K	10.2	October 4, 2018

10.31	Supplemental Executive Retirement Plan of the Company. *	10-K	10.14	June 1, 1999

10.32	First Amendment to the Company’s Supplemental Executive Retirement Plan. *	10-Q	10	July 15, 1999

10.33	Second Amendment to the Company’s Supplemental Executive Retirement Plan. *	10-K	10.20	May 29, 2001

10.34	Third Amendment to the Company’s Supplemental Executive Retirement Plan. *	8-K	99.2	April 13, 2005

10.35	2005 Supplemental Executive Retirement Plan of the Company. *	8-K	99.3	April 13, 2005

10.36	First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	10-Q	10.7	July 10, 2007

10.37	Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	10-Q	10.2	January 9, 2014

10.38	Third Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	8-K	10.1	October 4, 2018

10.39	Form of Executive Employment Agreement between the Company and its Chairman of the Board and its Vice Chairman of the Board. *	8-K	99.1	May 21, 2008

10.40	Form of Executive Employment Agreement between the Company and certain Other Executive Officers (including F. Paul Hetterich). *	8-K	99.2	May 21, 2008

10.41	Executive Employment Agreement made as of June 17, 2013, between the Company and Thomas M. Kane. *	10-Q	10.9	October 10, 2013

10.42	Executive Employment Agreement made as of January 26, 2015, between the Company and William A. Newlands. *	10-K	10.57	April 28, 2015

10.43	Executive Employment Agreement made as of June 3, 2019, between the Company and Robert L. Hanson. *	10-Q	10.6	June 28, 2019

10.44	Form of Executive Employment Agreement between the Company and certain of its Other Executive Officers (including James O. Bourdeau, Garth Hankinson, Michael McGrew, Mallika Monteiro, and James A. Sabia, Jr.). *	10-Q	10.3	June 29, 2017

10.45	Description of Compensation Arrangements, as of January 6, 2021 and before July 20, 2021, for Non-Management Directors. *	10-Q	10.1	January 8, 2020

10.46	Description of Compensation Arrangements, as of July 20, 2021, for Non-Management Directors. *	10-Q	10.1	October 6, 2021

10.47	Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. +	8-K	10.2	June 11, 2013

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 125

PART IV	OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

99.1	The Company’s 1989 Employee Stock Purchase Plan (amended and restated as of July 24, 2013). *	8-K	99.1	July 26, 2013

99.2	First Amendment, dated and effective April 25, 2016, to the Company’s 1989 Employee Stock Purchase Plan. *	8-K	99.1	April 28, 2016

99.3	Consent Agreement, dated April 18, 2019, by and between CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.4	April 30, 2019

99.4	Second Amended and Restated Investor Rights Agreement, dated April 18, 2019, by and among Greenstar Canada Investment Limited Partnership, CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.3	April 30, 2019

99.5	Proposal dated April 2, 2022.	8-K	99.2	April 4, 2022

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Designates management contract or compensatory plan or arrangement.
†    The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.
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

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 126

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
By:	/s/ William A. Newlands
April 21, 2022
William A. Newlands President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Newlands	/s/ Garth Hankinson
April 21, 2022	April 21, 2022
William A. Newlands, Director, President and Chief Executive Officer (principal executive officer)	Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Robert Sands	/s/ Richard Sands
April 21, 2022	April 21, 2022
Robert Sands, Director and Executive Chairman of the Board	Richard Sands, Director and Executive Vice Chairman of the Board

/s/ Christy Clark	/s/ Jennifer M. Daniels
April 21, 2022	April 21, 2022
Christy Clark, Director	Jennifer M. Daniels, Director

/s/ Nicholas I. Fink	/s/ Jeremy S. G. Fowden
April 21, 2022	April 21, 2022
Nicholas Fink, Director	Jeremy S. G. Fowden, Director

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 127

/s/ Ernesto M. Hernández	/s/ Susan Somersille Johnson
April 21, 2022	April 21, 2022
Ernesto M. Hernández, Director	Susan Somersille Johnson, Director

/s/ James A. Locke III	/s/ Jose Manuel Madero Garza
April 21, 2022	April 21, 2022
James A. Locke III, Director	Jose Manuel Madero Garza, Director

/s/ Daniel J. McCarthy	/s/ Judy A. Schmeling
April 21, 2022	April 21, 2022
Daniel J. McCarthy, Director	Judy A. Schmeling, Director

Constellation Brands, Inc. FY 2022 Form 10-K	#WORTHREACHINGFOR I 128