Form 10-Q
period 2022-08-31
CONSTELLATION BRANDS, INC.
filed 2022-10-06
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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
Yes  ☐  No  ☒
There were 161,224,498 shares of Class A Common Stock, 23,205,885 shares of Class B Common Stock, and 51,965 shares of Class 1 Common Stock outstanding as of September 30, 2022.

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

Term	Meaning

$	U.S. dollars
2.65% November 2017 Senior Notes	$700.0 million principal amount of 2.65% senior notes issued in November 2017 and redeemed in August 2021, prior to maturity
2.70% May 2017 Senior Notes	$500.0 million principal amount of 2.70% senior notes issued in May 2017 and redeemed in August 2021, prior to maturity
3.20% February 2018 Senior Notes	$600.0 million principal amount of 3.20% senior notes issued in February 2018, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
4.25% May 2013 Senior Notes	$1,050.0 million principal amount of 4.25% senior notes issued in May 2013, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
2018 Authorization	authority to repurchase up to $3.0 billion of our Class A Stock and Class B Stock, authorized in January 2018 by our Board of Directors
2020 U.S. wildfires	significant wildfires that broke out in California, Oregon, and Washington states which affected the 2020 U.S. grape harvest
2021 Authorization	authority to repurchase up to $2.0 billion of our Class A Stock and Class B Stock, authorized in January 2021 by our Board of Directors
2022 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2022
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, that provides for an aggregate revolving credit facility of $2.25 billion
2022 Restatement Agreement	restatement agreement, dated as of April 14, 2022, that amended and restated the ninth amended and restated agreement, dated as of March 26, 2020, which was our then-existing senior credit facility as of February 28, 2022
2022 Wine Divestiture	sale of certain mainstream and premium wine brands and related inventory
3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for our consumers to purchase beverage alcohol from retailers
ABA	alternative beverage alcohol
Acreage	Acreage Holdings, Inc.
Acreage Financial Instrument	a call option for Canopy to acquire 70% of the shares of Acreage at a fixed exchange ratio and 30% at a floating exchange ratio
Acreage Transaction	Canopy’s intention to acquire Acreage upon U.S. federal cannabis permissibility, subject to certain conditions
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and term loan credit agreements
Amended and Restated Charter	form of our amended and restated certificate of incorporation, attached to the Registration Statement on Form S-4, which will effectuate the Reclassification and be in effect at and following the Effective Time
AOCI	accumulated other comprehensive income (loss)
April 2022 Term Credit Agreement	June 2021 Term Credit Agreement, inclusive of amendment dated as of April 14, 2022
ASR	accelerated share repurchase agreement with a third-party financial institution
August 2022 Term Credit Agreement	term loan credit agreement, dated as of August 9, 2022, that provides for a $1.0 billion unsecured delayed draw three-year term loan facility
Austin Cocktails	we made an initial investment in the Austin Cocktails business and subsequently acquired the remaining ownership interest

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

C$	Canadian dollars
Canopy	we made an investment in Canopy Growth Corporation, an Ontario, Canada-based public company
Canopy Debt Securities	debt securities issued by Canopy, as amended to remove Canopy's right to settle such debt securities on conversion into Canopy common shares
Canopy Equity Method Investment	November 2017 Canopy Investment, November 2018 Canopy Investment, May 2020 Canopy Investment, and July 2022 Canopy Investment, collectively
Canopy Strategic Transaction(s)	any potential acquisition, divestiture, investment, or other similar transaction made by Canopy, including but not limited to the Acreage Transaction
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
Class B Stock	our Class B Convertible Common Stock, par value $0.01 per share
CODM	chief operating decision maker
Comparable Adjustments	certain items affecting comparability that have been excluded by management
DEI	diversity, equity, and inclusion
Depletions	represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data
Digital Business Acceleration	a phased initiative by the Company to create a cohesive digital strategy and build an advanced digital business in the coming years
DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
Effective Time	the time that the Amended and Restated Charter has been duly filed with the Secretary of State of the State of Delaware (or such later time as we and WildStar Partners LLC will agree and set forth in the Amended and Restated Charter)
ERP	enterprise resource planning system
ESG	environmental, social, and governance
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	our consolidated financial statements and notes thereto included herein
Fiscal 2022	the Company’s fiscal year ended February 28, 2022
Fiscal 2023	the Company’s fiscal year ending February 28, 2023
Fiscal 2024	the Company’s fiscal year ending February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028
Five-Year Term Facility	a five-year term loan facility under the April 2022 Term Credit Agreement
Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022, unless otherwise specified
GHG	greenhouse gas
July 2022 Canopy Investment	in July 2022, we received 29.2 million common shares of Canopy through the exchange of C$100.0 million principal amount of our Canopy Debt Securities
June 2021 Term Credit Agreement	amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of the Five-Year Term Facility, inclusive of amendment dated as of June 10, 2021

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

Lender	Bank of America, N.A., as lender for the April 2022 Term Credit Agreement
LIBOR	London Interbank Offered Rate
Lingua Franca	Lingua Franca, LLC business, acquired by us
May 2020 Canopy Investment	in May 2020, we made an incremental investment for 18.9 million common shares of Canopy through the exercise of warrants obtained in November 2017
May 2022 Senior Notes	$1,850.0 million aggregate principal amount of senior notes issued in May 2022
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2. of this Form 10-Q
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregon Brewery, Nava Brewery, and Veracruz Brewery
M&T	Manufacturers and Traders Trust Company
My Favorite Neighbor	we made an initial investment in My Favorite Neighbor, LLC and subsequently acquired the remaining ownership interest
NA	not applicable
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Note(s)	notes to the consolidated financial statements
November 2017 Canopy Investment	in November 2017, we made an initial investment for 18.9 million common shares of Canopy
November 2018 Canopy Investment	in November 2018, we made an incremental investment for 104.5 million common shares of Canopy
November 2018 Canopy Warrants	Tranche A Warrants, Tranche B Warrants, and Tranche C Warrants, collectively
NYSE	New York Stock Exchange
Obregon	Obregon, Sonora, Mexico
Obregon Brewery	brewery located in Obregon
OCI	other comprehensive income (loss)
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances
Reclassification	the plan to reclassify the Company’s common stock to eliminate the existing Class B Stock pursuant to the terms and conditions of the Reclassification Agreement
Reclassification Agreement	reclassification agreement in support of the Reclassification, dated June 30, 2022, among the Company and the Sands Family Stockholders
Reclassification Proposal	proposal to approve and adopt the Amended and Restated Charter, which will effectuate the Reclassification
Registration Statement on Form S-4	our Registration Statement on Form S-4, including our proxy statement/prospectus, in connection with the Reclassification declared effective by the SEC on September 21, 2022, as may be amended or supplemented from time to time
RTD	ready-to-drink
SEC	Securities and Exchange Commission
Sands Family Stockholders
RES Master LLC, RES Business Holdings LP, SER Business Holdings LP, RHT 2015 Business Holdings LP, RSS Master LLC, RSS Business Holdings LP, SSR Business Holdings LP, RSS 2015 Business Holdings LP, RCT 2015 Business Holdings LP, RCT 2020 Investments LLC, NSDT 2009 STZ LLC, NSDT 2011 STZ LLC, RSS Business Management LLC, SSR Business Management LLC, LES Lauren Holdings LLC, MES Mackenzie Holdings LLC, Abigail Bennett, Zachary Stern, A&Z 2015 Business Holdings LP, Marilyn Sands Master Trust, MAS Business Holdings LP, Sands Family Foundation, Richard Sands, Robert Sands, WildStar Partners LLC, and Astra Legacy LLC

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I iii

Term	Meaning

Second Quarter 2022	the Company’s three months ended August 31, 2021
Second Quarter 2023	the Company’s three months ended August 31, 2022
Securities Act	Securities Act of 1933, as amended
Six Months 2022	the Company’s six months ended August 31, 2021
Six Months 2023	the Company’s six months ended August 31, 2022
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
THC	tetrahydrocannabinol
Tranche A Warrants	warrants which give us the option to purchase 88.5 million common shares of Canopy expiring November 1, 2023
Tranche B Warrants	warrants which give us the option to purchase 38.4 million common shares of Canopy expiring November 1, 2026
Tranche C Warrants	warrants which give us the option to purchase 12.8 million common shares of Canopy expiring November 1, 2026
TSX	Toronto Stock Exchange
U.S.	United States of America
U.S. GAAP	generally accepted accounting principles in the U.S.
Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	a new brewery to be constructed in Veracruz
VWAP Exercise Price	volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I iv

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31, 2022	February 28, 2022
ASSETS
Current assets:
Cash and cash equivalents	$165.1	$199.4
Accounts receivable	978.9	899.0
Inventories	1,651.0	1,573.2
Prepaid expenses and other	735.2	658.1
Total current assets	3,530.2	3,329.7
Property, plant, and equipment	6,234.0	6,059.6
Goodwill	7,898.6	7,862.4
Intangible assets	2,763.6	2,755.2
Equity method investments	833.4	2,688.7
Securities measured at fair value	91.8	191.4
Deferred income taxes	2,292.3	2,351.5
Other assets	637.0	617.3
Total assets	$24,280.9	$25,855.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$663.9	$323.0
Current maturities of long-term debt	7.6	605.3
Accounts payable	959.1	899.2
Other accrued expenses and liabilities	881.3	871.3
Total current liabilities	2,511.9	2,698.8
Long-term debt, less current maturities	10,278.7	9,488.2
Deferred income taxes and other liabilities	1,779.4	1,621.0
Total liabilities	14,570.0	13,808.0
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 189,461,263 shares and 187,263,859 shares, respectively	1.9	1.9
Class B Stock, $0.01 par value – Authorized, 30,000,000 shares; Issued, 28,211,685 shares and 28,212,340 shares, respectively	0.3	0.3
Additional paid-in capital	1,860.4	1,808.9
Retained earnings	13,448.4	14,505.4
Accumulated other comprehensive income (loss)	(355.4)	(412.7)
	14,955.6	15,903.8
Less: Treasury stock –
Class A Stock, at cost, 28,239,095 shares and 22,824,607 shares, respectively	(5,564.4)	(4,169.7)
Class B Stock, at cost, 5,005,800 shares	(2.2)	(2.2)
	(5,566.6)	(4,171.9)
Total CBI stockholders’ equity	9,389.0	11,731.9
Noncontrolling interests	321.9	315.9
Total stockholders’ equity	9,710.9	12,047.8
Total liabilities and stockholders’ equity	$24,280.9	$25,855.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2022	2021	2022	2021
Sales	$5,405.0	$4,753.3	$2,864.3	$2,565.0
Excise taxes	(386.7)	(355.7)	(209.2)	(193.9)
Net sales	5,018.3	4,397.6	2,655.1	2,371.1
Cost of product sold	(2,437.4)	(2,048.6)	(1,329.2)	(1,141.4)
Gross profit	2,580.9	2,349.0	1,325.9	1,229.7
Selling, general, and administrative expenses	(951.4)	(868.8)	(512.8)	(490.5)
Impairment of brewery construction in progress	—	(665.9)	—	—
Operating income (loss)	1,629.5	814.3	813.1	739.2
Income (loss) from unconsolidated investments	(1,907.0)	(1,370.0)	(1,719.1)	(470.8)
Interest expense	(182.8)	(182.5)	(94.3)	(95.8)
Loss on extinguishment of debt	(23.3)	(29.4)	(8.0)	(29.4)
Income (loss) before income taxes	(483.6)	(767.6)	(1,008.3)	143.2
(Provision for) benefit from income taxes	(257.8)	(117.8)	(132.4)	(131.3)
Net income (loss)	(741.4)	(885.4)	(1,140.7)	11.9
Net (income) loss attributable to noncontrolling interests	(20.3)	(21.2)	(10.5)	(10.4)
Net income (loss) attributable to CBI	$(761.7)	$(906.6)	$(1,151.2)	$1.5

Comprehensive income (loss)	$(675.9)	$(838.6)	$(1,334.2)	$(45.8)
Comprehensive (income) loss attributable to noncontrolling interests	(28.5)	(22.9)	(6.1)	(6.5)
Comprehensive income (loss) attributable to CBI	$(704.4)	$(861.5)	$(1,340.3)	$(52.3)

Net income (loss) per common share attributable to CBI:
Basic – Class A Stock	$(4.13)	$(4.77)	$(6.30)	$0.01
Basic – Class B Stock	$(3.77)	$(4.34)	$(5.73)	$0.01

Diluted – Class A Stock	$(4.13)	$(4.77)	$(6.30)	$0.01
Diluted – Class B Stock	$(3.77)	$(4.34)	$(5.73)	$0.01

Weighted average common shares outstanding:
Basic – Class A Stock	163.532	169.025	161.730	167.447
Basic – Class B Stock	23.206	23.234	23.206	23.222

Diluted – Class A Stock	163.532	169.025	161.730	192.530
Diluted – Class B Stock	23.206	23.234	23.206	23.222

Cash dividends declared per common share:
Class A Stock	$1.60	$1.52	$0.80	$0.76
Class B Stock	$1.44	$1.38	$0.72	$0.69

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2022	$1.9	$0.3	$1,808.9	$14,505.4	$(412.7)	$(4,171.9)	$315.9	$12,047.8
Comprehensive income (loss):
Net income (loss)	—	—	—	389.5	—	—	9.8	399.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	246.4	—	12.6	259.0
Comprehensive income (loss)								658.3
Repurchase of shares	—	—	—	—	—	(1,007.6)	—	(1,007.6)
Dividends declared	—	—	—	(148.7)	—	—	—	(148.7)
Noncontrolling interest distributions	—	—	—	—	—	—	(11.2)	(11.2)
Shares issued under equity compensation plans	—	—	(0.6)	—	—	3.8	—	3.2
Stock-based compensation	—	—	16.7	—	—	—	—	16.7
Balance at May 31, 2022	1.9	0.3	1,825.0	14,746.2	(166.3)	(5,175.7)	327.1	11,558.5
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,151.2)	—	—	10.5	(1,140.7)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(189.1)	—	(4.4)	(193.5)
Comprehensive income (loss)								(1,334.2)
Repurchase of shares	—	—	—	—	—	(392.9)	—	(392.9)
Dividends declared	—	—	—	(146.6)	—	—	—	(146.6)
Noncontrolling interest distributions	—	—	—	—	—	—	(11.3)	(11.3)
Shares issued under equity compensation plans	—	—	14.5	—	—	2.0	—	16.5
Stock-based compensation	—	—	20.9	—	—	—	—	20.9
Balance at August 31, 2022	$1.9	$0.3	$1,860.4	$13,448.4	$(355.4)	$(5,566.6)	$321.9	$9,710.9

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2021	$1.9	$0.3	$1,604.2	$15,117.8	$(335.5)	$(2,789.8)	$330.2	$13,929.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(908.1)	—	—	10.8	(897.3)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	98.9	—	5.6	104.5
Comprehensive income (loss)								(792.8)
Repurchase of shares	—	—	—	—	—	(400.8)	—	(400.8)
Dividends declared	—	—	—	(146.1)	—	—	—	(146.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.6)	(10.6)
Shares issued under equity compensation plans	—	—	(0.9)	—	—	3.8	—	2.9
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Balance at May 31, 2021	1.9	0.3	1,619.2	14,063.6	(236.6)	(3,186.8)	336.0	12,597.6
Comprehensive income (loss):
Net income (loss)	—	—	—	1.5	—	—	10.4	11.9
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(53.8)	—	(3.9)	(57.7)
Comprehensive income (loss)								(45.8)
Repurchase of shares	—	—	—	—	—	(904.2)	—	(904.2)
Dividends declared	—	—	—	(142.9)	—	—	—	(142.9)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.6)	(10.6)
Shares issued under equity compensation plans	—	—	8.9	—	—	1.4	—	10.3
Stock-based compensation	—	—	20.2	—	—	—	—	20.2
Balance at August 31, 2021	$1.9	$0.3	$1,648.3	$13,922.2	$(290.4)	$(4,089.6)	$331.9	$11,524.6

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(741.4)	$(885.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on securities measured at fair value	31.7	1,335.1
Deferred tax provision (benefit)	208.6	(19.2)
Depreciation	183.5	162.3
Stock-based compensation	37.8	36.0
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	815.6	35.3
Noncash lease expense	44.4	40.1
Amortization of debt issuance costs and loss on extinguishment of debt	28.2	35.1
Impairment of Canopy Equity Method Investment	1,060.3	—
Impairment of brewery construction in progress	—	665.9
Gain (loss) on settlement of Pre-issuance hedge contracts	20.7	—
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(84.8)	(187.8)
Inventories	(86.3)	(49.3)
Prepaid expenses and other current assets	165.6	10.1
Accounts payable	188.9	245.9
Deferred revenue	9.5	144.6
Other accrued expenses and liabilities	(287.7)	(3.8)
Other	59.7	(39.0)
Total adjustments	2,395.7	2,411.3
Net cash provided by (used in) operating activities	1,654.3	1,525.9

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(435.0)	(353.4)
Purchase of business, net of cash acquired	(37.2)	—
Investments in equity method investees and securities	(21.0)	(28.6)
Proceeds from sale of assets	6.6	1.3
Proceeds from sale of business	—	4.6
Other investing activities	0.6	(1.0)
Net cash provided by (used in) investing activities	(486.0)	(377.1)

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,846.8	1,001.9
Principal payments of long-term debt	(1,654.7)	(1,357.1)
Net proceeds from (repayments of) short-term borrowings	340.9	486.0
Dividends paid	(295.3)	(289.3)
Purchases of treasury stock	(1,400.5)	(1,305.0)
Proceeds from shares issued under equity compensation plans	30.5	22.9
Payments of minimum tax withholdings on stock-based payment awards	(10.5)	(9.8)
Payments of debt issuance, debt extinguishment, and other financing costs	(33.3)	(34.8)
Distributions to noncontrolling interests	(22.5)	(21.2)
Net cash provided by (used in) financing activities	(1,198.6)	(1,506.4)

Effect of exchange rate changes on cash and cash equivalents	(4.0)	0.4

Net increase (decrease) in cash and cash equivalents	(34.3)	(357.2)
Cash and cash equivalents, beginning of period	199.4	460.6
Cash and cash equivalents, end of period	$165.1	$103.4

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$69.1	$196.5

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
AUGUST 31, 2022
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

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	August 31, 2022	February 28, 2022
(in millions)
Raw materials and supplies	$225.0	$185.3
In-process inventories	851.6	804.8
Finished case goods	574.4	583.1
	$1,651.0	$1,573.2

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

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2022	2021 (1)	2022	2021 (1)
(in millions)
Loss on inventory write-down	$11.2	$82.6	$5.1	$66.6
(1)We recognized a loss predominantly from excess inventory of hard seltzers, within the Beer segment, largely resulting from a slowdown in the overall category which occurred in Fiscal 2022.

3.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2022 Annual Report and have not changed significantly for the six months and three months ended August 31, 2022.

We have an investment in certain equity securities and other rights which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 7). This investment is

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
included in securities measured at fair value and is accounted for at fair value, with the net gain (loss) from the changes in fair value of this investment recognized in income (loss) from unconsolidated investments (see Note 4).

The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2022	February 28, 2022
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,013.3	$1,863.2
Pre-issuance hedge contracts	$—	$100.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$720.5	$497.6
Commodity derivative contracts	$328.9	$291.1

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2022, the estimated fair value of derivative instruments in a net liability position due to counterparties was $17.9 million. If we were required to settle the net liability position under these derivative instruments on August 31, 2022, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	August 31, 2022	February 28, 2022		August 31, 2022	February 28, 2022
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$55.5	$28.6	Other accrued expenses and liabilities	$15.6	$5.9
Other assets	$66.6	$25.1	Deferred income taxes and other liabilities	$10.4	$8.6
Pre-issuance hedge contracts:
Other assets	$—	$—	Deferred income taxes and other liabilities	$—	$0.4

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Assets			Liabilities
	August 31, 2022	February 28, 2022		August 31, 2022	February 28, 2022
(in millions)
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$3.3	$2.7	Other accrued expenses and liabilities	$3.8	$3.3
Commodity derivative contracts:
Prepaid expenses and other	$67.6	$61.3	Other accrued expenses and liabilities	$13.4	$0.7
Other assets	$18.8	$29.7	Deferred income taxes and other liabilities	$6.5	$0.2

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Six Months Ended August 31, 2022
Foreign currency contracts	$71.3	Sales	$(1.2)
		Cost of product sold	21.9
Pre-issuance hedge contracts	15.7	Interest expense	(0.6)
	$87.0		$20.1

For the Six Months Ended August 31, 2021
Foreign currency contracts	$11.7	Sales	$(0.4)
		Cost of product sold	21.6
Pre-issuance hedge contracts	—	Interest expense	(1.5)
	$11.7		$19.7

For the Three Months Ended August 31, 2022
Foreign currency contracts	$(8.2)	Sales	$(0.6)
		Cost of product sold	10.8
Pre-issuance hedge contracts	—	Interest expense	(0.1)
	$(8.2)		$10.1

For the Three Months Ended August 31, 2021
Foreign currency contracts	$(7.6)	Sales	$(0.2)
		Cost of product sold	12.6
Pre-issuance hedge contracts	—	Interest expense	(0.9)
	$(7.6)		$11.5

We expect $35.3 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Six Months Ended August 31, 2022
Commodity derivative contracts	Cost of product sold	$33.1
Foreign currency contracts	Selling, general, and administrative expenses	(2.6)
		$30.5

For the Six Months Ended August 31, 2021
Commodity derivative contracts	Cost of product sold	$48.1
Foreign currency contracts	Selling, general, and administrative expenses	(8.4)
		$39.7

For the Three Months Ended August 31, 2022
Commodity derivative contracts	Cost of product sold	$(15.4)
Foreign currency contracts	Selling, general, and administrative expenses	(8.8)
		$(24.2)

For the Three Months Ended August 31, 2021
Commodity derivative contracts	Cost of product sold	$24.0
Foreign currency contracts	Selling, general, and administrative expenses	(6.2)
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

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

	August 31, 2022				February 28, 2022
	Tranche A Warrants (3)		Tranche B Warrants (4)		Tranche A Warrants (3)		Tranche B Warrants (4)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68
Valuation date stock price (6)	C$	4.86	C$	4.86	C$	9.04	C$	9.04
Remaining contractual term (7)	1.2 years		4.2 years		1.7 years		4.7 years
Expected volatility (8)	100.0%		100.0%		75.0%		75.0%
Risk-free interest rate (9)	3.8%		3.3%		1.4%		1.7%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%
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
(6)Based on the closing market price for Canopy common shares on the TSX as of the applicable date.
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

Debt securities – We have elected the fair value option to account for the Canopy Debt Securities. Interest income on the Canopy Debt Securities is calculated using the effective interest method and is recognized separately from the changes in fair value in interest expense. The Canopy Debt Securities have a contractual maturity of five years from the date of issuance but may be settled prior to maturity by either party upon the occurrence of certain events. The fair value is estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on market spreads using bond data as of the valuation date. For additional information on the Canopy Debt Securities refer to Note 7.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	August 31, 2022		February 28, 2022
Settlement price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	4.86	C$	9.04
Remaining term (3)	0.9 years		1.4 years
Expected volatility (4)	100.0%		75.0%
Risk-free interest rate (5)	3.7%		1.4%
Expected dividend yield (6)	0.0%		0.0%
(1)Based on the rate which the Canopy Debt Securities may be settled. In June 2022, the Canopy Debt Securities were amended to remove Canopy’s right to settle the Canopy Debt Securities on conversion into Canopy common shares. As a result, the Canopy Debt Securities may only be settled in cash. Prior to the June 2022 amendment, the Canopy Debt Securities could be settled, at Canopy’s option, in cash, Canopy common shares, or a combination thereof.
(2)Based on the closing market price for Canopy common shares on the TSX as of the applicable date.
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
(6)Based on historical dividend levels.

Short-term borrowings
Our short-term borrowings consist of our commercial paper program and the revolving credit facility under our senior credit facility. The revolving credit facility is a variable interest rate bearing note with a fixed margin, adjustable based upon our debt rating (as defined in our senior credit facility). For these short-term borrowings, the carrying value approximates the fair value.

Long-term debt
The term loans under our term loan credit agreements are variable interest rate bearing notes with a fixed margin, adjustable based upon our debt rating. The carrying values approximate the fair value of the term loans. The fair value of the remaining fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of August 31, 2022, and February 28, 2022, due to the relatively short maturity of these instruments. As of August 31, 2022, the carrying amount of long-term debt, including the current portion, was $10,286.3 million, compared with an estimated fair value of $9,609.1 million. As of February 28, 2022, the carrying amount of long-term debt, including the current portion, was $10,093.5 million, compared with an estimated fair value of $10,345.3 million.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2022
Assets:
Foreign currency contracts	$—	$125.4	$—	$125.4
Commodity derivative contracts	$—	$86.4	$—	$86.4
November 2018 Canopy Warrants (1)	$—	$12.8	$—	$12.8
Canopy Debt Securities (1)	$—	$67.5	$—	$67.5
Liabilities:
Foreign currency contracts	$—	$29.8	$—	$29.8
Commodity derivative contracts	$—	$19.9	$—	$19.9

February 28, 2022
Assets:
Foreign currency contracts	$—	$56.4	$—	$56.4
Commodity derivative contracts	$—	$91.0	$—	$91.0
November 2018 Canopy Warrants (1)	$—	$36.3	$—	$36.3
Canopy Debt Securities (1)	$—	$146.6	$—	$146.6
Liabilities:
Foreign currency contracts	$—	$17.8	$—	$17.8
Commodity derivative contracts	$—	$0.9	$—	$0.9
Pre-issuance hedge contracts	$—	$0.4	$—	$0.4

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2022	2021	2022	2021
	(in millions)
	November 2018 Canopy Warrants	$(23.6)	$(1,307.0)	$(4.9)	$(570.8)
	Canopy Debt Securities (i)	(8.1)	(28.1)	(4.4)	(19.2)
		$(31.7)	$(1,335.1)	$(9.3)	$(590.0)

	(i)
In July 2022, we received 29.2 million common shares of Canopy through the exchange of C$100.0 million principal amount of our Canopy Debt Securities. As of August 31, 2022, we continued to hold Canopy Debt Securities of C$100.0 million principal amount. For additional information, refer to Note 7.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Six Months Ended August 31, 2022
Equity method investments	$634.8	$—	$—	$1,060.3

For the Six Months Ended August 31, 2021
Long-lived assets	$—	$—	$20.0	$665.9

Equity method investments
As of August 31, 2022, we evaluated the Canopy Equity Method Investment and determined there was an other-than-temporary impairment based on several contributing factors, including: (i) the period of time for which the fair value had been less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recording a significant impairment of goodwill related to its cannabis operations during its three months ended June 30, 2022, and (iii) the uncertainty of U.S. federal cannabis permissibility. As a result, the Canopy Equity Method Investment with a carrying value of $1,695.1 million was written down to its estimated fair value of $634.8 million, resulting in an impairment of $1,060.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the six months and three months ended August 31, 2022. The estimated fair value was determined based on the closing price of the underlying equity security as of August 31, 2022. There may be a future impairment of our Canopy Equity Method Investment if our expectations about Canopy’s prospective results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions or if Canopy records another significant impairment of goodwill or intangible or other long-lived assets, makes significant asset sales, or has changes in senior management.

Long-lived assets
In April 2021, our Board of Directors authorized management to sell or abandon the Mexicali Brewery. Subsequently, management determined that we will be unable to use or repurpose certain assets at the Mexicali Brewery. Accordingly, for the first quarter of Fiscal 2022, long-lived assets with a carrying value of $685.9 million were written down to their estimated fair value of $20.0 million, resulting in an impairment of $665.9 million. This impairment was included in impairment of brewery construction in progress within our consolidated results of operations for the six months ended August 31, 2021. Our estimate of fair value was determined based on the expected salvage value of the assets. The Mexicali Brewery is a component of the Beer segment. In April 2022, we announced that, with the assistance of the Mexican government and state and local officials in Mexico, we acquired land in Veracruz for the construction of the Veracruz Brewery where there is ample water and we will have a skilled workforce to meet our long-term needs. The design and development process for the Veracruz Brewery is underway. We continue to work with government officials in Mexico to (i) determine next steps for our canceled Mexicali Brewery construction project and (ii) pursue various forms of recovery for capitalized costs and additional expenses incurred in establishing the brewery, however, there can be no assurance of any recoveries. In the medium-term, under normal operating conditions, we have ample capacity at the Nava and Obregon breweries to meet consumer needs based on current growth forecasts and current and planned production capabilities. Expansion, optimization, and/or construction activities continue at our current brewery locations under our Mexico Beer Projects to align with our anticipated future growth expectations.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
5.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2021	$5,125.6	$2,667.9	$7,793.5
Purchase accounting allocations (1)	—	79.6	79.6
Foreign currency translation adjustments	(4.9)	(5.8)	(10.7)
Balance, February 28, 2022	5,120.7	2,741.7	7,862.4
Purchase accounting allocations (2)	—	26.1	26.1
Foreign currency translation adjustments	18.4	(8.3)	10.1
Balance, August 31, 2022	$5,139.1	$2,759.5	$7,898.6
(1)Preliminary purchase accounting allocations associated with the acquisition of My Favorite Neighbor and purchase accounting allocations associated with the acquisition of Empathy Wines.
(2)Preliminary purchase accounting allocations associated with the acquisitions of Austin Cocktails and Lingua Franca and purchase accounting allocations associated with the acquisition of My Favorite Neighbor.

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

Subsequent event
2022 Wine Divestiture
On October 6, 2022, we sold certain of our mainstream and premium wine brands and related inventory. We expect to use the net cash proceeds from the 2022 Wine Divestiture primarily to reduce outstanding borrowings and for general corporate purposes, including working capital, funding capital expenditures, and other business opportunities.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
6.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	August 31, 2022		February 28, 2022
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$87.1	$19.8	$87.1	$21.7
Other	20.7	—	20.9	—
Total	$107.8	19.8	$108.0	21.7

Nonamortizable intangible assets
Trademarks		2,743.8		2,733.5
Total intangible assets		$2,763.6		$2,755.2

We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2022, and August 31, 2021. Net carrying amount represents the gross carrying value net of accumulated amortization.

7.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	August 31, 2022		February 28, 2022
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1) (2)	$634.8	34.1%	$2,503.5	36.1%
Other equity method investments	198.6	20%-50%	185.2	20%-50%
	$833.4		$2,688.7
(1)The fair value based on the closing price of the underlying equity security as of August 31, 2022, and February 28, 2022, was $634.8 million and $1,014.8 million, respectively. The balance at August 31, 2022, is net of a $1,060.3 million impairment of our Canopy Equity Method Investment (see “Canopy Equity Method Investment” below).
(2)Includes the following:

	Common Shares	Purchase Price
(in millions)
November 2017 Canopy Investment	18.9	$130.1
November 2018 Canopy Investment	104.5	2,740.3
May 2020 Canopy Investment	18.9	173.9
July 2022 Canopy Investment (i)	29.2	76.8
	171.5	$3,121.1
(i)
In June 2022, certain holders of Canopy Debt Securities agreed to exchange C$262.6 million aggregate principal amount of their Canopy Debt Securities to Canopy at 99% of principal value for newly issued Canopy common shares. As part of this transaction, we exchanged C$100.0 million principal amount of our Canopy Debt Securities for Canopy common shares which we received in July 2022. This exchange did not significantly change our Canopy ownership percentage.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Canopy Equity Method Investment
We complement our beverage alcohol strategy with our investment in Canopy, a leading provider of medicinal and recreational cannabis products. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities is determined by recording the effect of basis differences. Amounts included in our consolidated results of operations for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2022	2021	2022	2021
(in millions)
Equity in earnings (losses) from Canopy and related activities (1)	$(815.7)	$(35.3)	$(650.7)	$120.5
(1)Includes a $460.8 million goodwill impairment related to Canopy’s cannabis operations for the six months and three months ended August 31, 2022.

We evaluated the Canopy Equity Method Investment as of August 31, 2022, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value had been less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recording a significant impairment of goodwill related to its cannabis operations during its three months ended June 30, 2022, and (iii) the uncertainty of U.S. federal cannabis permissibility.

Canopy has various equity and convertible debt securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2018 Canopy Warrants, and the Acreage Financial Instrument (a call option for Canopy to acquire 70% of the shares of Acreage at a fixed exchange ratio and 30% at a floating exchange ratio). As of August 31, 2022, the exercise and/or conversion of certain of these outstanding securities could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy.

The following table presents summarized financial information for Canopy prepared in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods January through June 2022 and January through June 2021 in our six months ended August 31, 2022, and August 31, 2021, results, respectively. We recognized our share of Canopy’s earnings (losses) for the periods April through June 2022 and April through June 2021 in our three months ended August 31, 2022, and August 31, 2021, results, respectively. The six months and three months ended August 31, 2022, includes a goodwill impairment related to Canopy’s cannabis operations. The six months ended August 31, 2022, also includes substantial costs designed to drive efficiency and accelerate Canopy’s path to profitability. The amounts shown represent 100% of Canopy’s reported results of operations for the respective periods.

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2022	2021	2022	2021
(in millions)
Net sales	$174.5	$228.1	$86.3	$110.8
Gross profit (loss)	$(126.8)	$29.9	$(1.1)	$22.2
Net income (loss)	$(2,092.0)	$(169.7)	$(1,635.2)	$317.4
Net income (loss) attributable to Canopy	$(2,085.4)	$(233.5)	$(1,631.7)	$319.4

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
8.    BORROWINGS

Borrowings consist of the following:

	August 31, 2022			February 28, 2022
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$663.9			$323.0
	$663.9			$323.0

Long-term debt
Term loan credit facilities	$—	$300.0	$300.0	$300.0
Senior notes	—	9,968.2	9,968.2	9,773.6
Other	7.6	10.5	18.1	19.9
	$7.6	$10,278.7	$10,286.3	$10,093.5

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

Term loan credit agreements
In April 2022, the Company, the Administrative Agent, and the Lender amended the June 2021 Term Credit Agreement (as amended, the April 2022 Term Credit Agreement). The principal changes effected by the amendment were the refinement of certain negative covenants and replacement of LIBOR rates with rates based on term SOFR.

In August 2022, the Company, the Administrative Agent, and certain other lenders entered into the August 2022 Term Credit Agreement. The August 2022 Term Credit Agreement provides for a $1.0 billion delayed single draw three-year term loan facility and is not subject to amortization payments, with the balance due and payable on the earliest of (i) three years after the funding date (as defined in the August 2022 Term Credit Agreement) and (ii) December 31, 2025. The proceeds, if drawn, from the August 2022 Term Credit Agreement will be used to partially fund the aggregate cash payment to holders of Class B Stock in connection with the Reclassification and to pay related fees as well as fees related to closing the August 2022 Term Credit Agreement.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
As of August 31, 2022, aggregate credit facilities under the 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement consist of the following:

	Amount	Maturity
(in millions)
2022 Credit Agreement
Revolving credit facility (1) (2)	$2,250.0	Apr 14, 2027

April 2022 Term Credit Agreement
Five-Year Term Facility (1) (3)	$491.3	Jun 28, 2024

August 2022 Term Credit Agreement
Three-year term facility (1) (3)	$1,000.0	(4)
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
(3)We are the borrower under the term loan credit agreements.
(4)The August 2022 Term Credit Agreement will mature on the earliest of (i) three years after the funding date (as defined in the August 2022 Term Credit Agreement) and (ii) December 31, 2025.

As of August 31, 2022, information with respect to borrowings under the 2022 Credit Agreement and the April 2022 Term Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
2022 Credit Agreement
Revolving credit facility	$—	—%	—%	$12.0	$1,573.5

April 2022 Term Credit Agreement
Five-Year Term Facility	$300.0	3.3%	0.88%
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $664.5 million (excluding unamortized discount) (see “Commercial paper program” below).

We and our subsidiaries are subject to covenants that are contained in the 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

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

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
2022, we had $663.9 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 3.0% and a weighted average remaining term of 12 days.

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

Senior notes
In May 2022, we issued $1,850.0 million aggregate principal amount of senior notes. Proceeds from this offering, net of discount and debt issuance costs, were $1,837.4 million. The May 2022 Senior Notes consist of:

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

In February 2018, we issued $600.0 million aggregate principal amount of 3.20% senior notes due February 2023. In May 2013, we issued $1,050.0 million aggregate principal amount of 4.25% senior notes due May 2023. In May 2022, we used a portion of the proceeds from the May 2022 Senior Notes to complete a series of cash tender offers to purchase the 3.20% February 2018 Senior Notes and the 4.25% May 2013 Senior Notes validly tendered pursuant to the tender offers. We settled the tender offers with holders of approximately 67% and 65% of the total outstanding principal amount of the 3.20% February 2018 Senior Notes and the 4.25% May 2013 Senior Notes, respectively. Total cash consideration paid for these purchases was $1,096.0 million and the total carrying amount of the notes was $1,080.7 million, resulting in a loss on extinguishment of debt of $15.3 million (including an immaterial amount of fees and other costs associated with the tender offers), which is included within our consolidated results for the six months ended August 31, 2022. In addition, we paid any accrued interest on the tendered notes up to, but not including the date of settlement. In June 2022, we redeemed the remaining $198.2 million and $369.8 million outstanding principal balance of the 3.20% February 2018 Senior Notes and the 4.25% May 2013 Senior Notes, respectively. Total cash consideration paid was $575.5 million, which included the remaining principal amount of the notes of $568.0 million and a make-whole premium of $7.5 million which is included in loss on extinguishment of debt within our consolidated results for the six months and three months ended August 31, 2022.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Debt payments
As of August 31, 2022, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $61.0 million and $20.8 million, respectively) for the remaining six months of Fiscal 2023 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2023	$4.4
Fiscal 2024	6.6
Fiscal 2025	1,254.0
Fiscal 2026	902.1
Fiscal 2027	600.9
Fiscal 2028	1,800.0
Thereafter	5,800.1
$10,368.1

9.    INCOME TAXES

Our effective tax rate for the six months ended August 31, 2022, and August 31, 2021, was (53.3)% and (15.3)%, respectively. Our effective tax rate for the three months ended August 31, 2022, and August 31, 2021, was (13.1)% and 91.7%, respectively.

For the six months and three months ended August 31, 2022, our effective tax rate did not approximate the federal statutory rate of 21% primarily due to an increase in the valuation allowance related to our investment in Canopy, partially offset by a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture.

For the six months ended August 31, 2021, our effective tax rate was lower than the federal statutory rate of 21% primarily due to (i) an increase in the valuation allowance related to our investment in Canopy and (ii) the impact of the long-lived asset impairment of brewery construction in progress.

For the three months ended August 31, 2021, our effective tax rate was higher than the federal statutory rate of 21% primarily due to an increase in the valuation allowance related to our investment in Canopy, partially offset by the benefit of lower effective tax rates applicable to our foreign businesses.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
10.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B (1)
Balance at February 28, 2022	187,263,859	28,212,340	2,248,679	22,824,607	5,005,800
Share repurchases	—	—	—	4,065,508	—
Conversion of shares	655	(655)	—	—	—
Exercise of stock options	—	—	35	(108,228)	—
Vesting of restricted stock units (2)	—	—	—	(71,064)	—
Vesting of performance share units (2)	—	—	—	(16,326)	—
Balance at May 31, 2022	187,264,514	28,211,685	2,248,714	26,694,497	5,005,800
Share repurchases	—	—	—	1,652,445	—
Conversion of shares	2,196,749	—	(2,196,749)	—	—
Exercise of stock options	—	—	—	(75,482)	—
Employee stock purchases	—	—	—	(27,514)	—
Vesting of restricted stock units (2)	—	—	—	(4,851)	—
Balance at August 31, 2022	189,461,263	28,211,685	51,965	28,239,095	5,005,800

Balance at February 28, 2021	187,204,280	28,270,288	612,936	17,070,550	5,005,800
Share repurchases	—	—	—	1,696,722	—
Conversion of shares	43,441	(42,810)	(631)	—	—
Exercise of stock options	—	—	781	(116,058)	—
Vesting of restricted stock units (2)	—	—	—	(66,157)	—
Vesting of performance share units (2)	—	—	—	(7,934)	—
Balance at May 31, 2021	187,247,721	28,227,478	613,086	18,577,123	5,005,800
Share repurchases	—	—	—	4,079,651	—
Exercise of stock options	—	—	1,267	(34,736)	—
Employee stock purchases	—	—	—	(28,768)	—
Vesting of restricted stock units (2)	—	—	—	(5,256)	—
Balance at August 31, 2021	187,247,721	28,227,478	614,353	22,588,014	5,005,800
(1)    In October 2022, our Board of Directors retired 5,005,800 shares of our Class B Treasury Stock which became authorized and unissued shares of our Class B Stock.
(2)    Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Six Months Ended August 31,
2022
Restricted Stock Units	37,308	186	37,494
Performance Share Units	4,919	—	4,919

2021
Restricted Stock Units	36,048	165	36,213
Performance Share Units	4,565	—	4,565

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

For the six months ended August 31, 2022, we repurchased 5,717,953 shares of Class A Stock pursuant to the 2018 Authorization and the 2021 Authorization at an aggregate cost of $1,400.5 million through a combination of open market transactions and an ASR that was announced in April 2022.

As of August 31, 2022, total shares repurchased under the 2018 Authorization and the 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$3,000.0	13,331,156
2021 Authorization	$2,000.0	$836.9	3,463,417

Reclassification Agreement
On June 30, 2022, we announced the Reclassification. To effectuate the Reclassification, we will file the Amended and Restated Charter with the Secretary of State of the State of Delaware. If the Reclassification is completed, at the Effective Time, each share of Class B Stock issued and outstanding immediately prior to the Effective Time will be reclassified and converted into one validly issued, fully paid, and non-assessable share of Class A Stock and the right to receive $64.64 in cash, without interest, subject to any adjustment as provided in the Reclassification Agreement and the Amended and Restated Charter.

The closing of the Reclassification is subject to customary conditions, including, among others:

•the adoption and approval of the Reclassification Proposal by the affirmative vote of the holders of (i) not less than 50.3% of the issued and outstanding shares of Class A Stock not held by the Sands Family Stockholders, executive officers of the Company, or directors that hold Class B Stock, (ii) a majority of the voting power of the issued and outstanding shares of Class A Stock and Class B Stock entitled to vote thereon, voting together as a single class, and (iii) a majority of the issued and outstanding shares of Class B Stock;
•the absence of any SEC stop order suspending effectiveness of the Registration Statement on Form S-4;
•the absence of any governmental order or law preventing, prohibiting, or enjoining the Reclassification or the Amended and Restated Charter from becoming effective;
•the approval by the NYSE, subject to official notice of issuance, of the listing of the shares of Class A Stock into which the Class B Stock will be reclassified; and
•the accuracy of the representations and warranties of each party (subject to a materiality standard) and compliance in all material respects by each party with its obligations under the Reclassification Agreement.

The Reclassification Agreement contains customary representations, warranties, and covenants of each of the parties thereto for a transaction of this type.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
11.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the six months and three months ended August 31, 2022, and for the six months ended August 31, 2021, net income (loss) per common share – diluted for Class A Stock and Class B Stock have been computed using the two-class method. For the three months ended August 31, 2021, net income (loss) per common share – diluted for Class A Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Stock as this method is more dilutive than the two-class method. For the three months ended August 31, 2021, net income (loss) per common share – diluted for Class B Stock has been computed using the two-class method and does not assume conversion of Class B Stock into shares of Class A Stock.

The computation of basic and diluted net income (loss) per common share are as follows:

	For the Six Months Ended
	August 31, 2022		August 31, 2021
	Class A Stock	Class B Stock	Class A Stock	Class B Stock
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(674.2)	$(87.5)	$(805.8)	$(100.8)
Conversion of Class B common shares into Class A common shares	—	—	—	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	—
Net income (loss) attributable to CBI allocated – diluted	$(674.2)	$(87.5)	$(805.8)	$(100.8)

Weighted average common shares outstanding – basic	163.532	23.206	169.025	23.234
Conversion of Class B common shares into Class A common shares (1)	—	—	—	—
Stock-based awards, primarily stock options (1)	—	—	—	—
Weighted average common shares outstanding – diluted	163.532	23.206	169.025	23.234

Net income (loss) per common share attributable to CBI – basic	$(4.13)	$(3.77)	$(4.77)	$(4.34)
Net income (loss) per common share attributable to CBI – diluted	$(4.13)	$(3.77)	$(4.77)	$(4.34)

	For the Three Months Ended
	August 31, 2022		August 31, 2021
	Class A Stock	Class B Stock	Class A Stock	Class B Stock
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(1,018.2)	$(133.0)	$1.3	$0.2
Conversion of Class B common shares into Class A common shares	—	—	0.2	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	—
Net income (loss) attributable to CBI allocated – diluted	$(1,018.2)	$(133.0)	$1.5	$0.2

Weighted average common shares outstanding – basic	161.730	23.206	167.447	23.222
Conversion of Class B common shares into Class A common shares (1)	—	—	23.222	—
Stock-based awards, primarily stock options (1)	—	—	1.861	—
Weighted average common shares outstanding – diluted	161.730	23.206	192.530	23.222

Net income (loss) per common share attributable to CBI – basic	$(6.30)	$(5.73)	$0.01	$0.01
Net income (loss) per common share attributable to CBI – diluted	$(6.30)	$(5.73)	$0.01	$0.01

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive:

		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2022	2021	2022	2021
	(in millions)
	Class B Stock	23.206	23.234	23.206	—
	Stock-based awards, primarily stock options	0.802	1.936	0.801	—

12.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2022
Net income (loss) attributable to CBI			$(761.7)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(11.1)	$—	(11.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(11.1)	—	(11.1)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	95.7	(13.1)	82.6
Amounts reclassified	(20.3)	1.9	(18.4)
Net gain (loss) recognized in other comprehensive income (loss)	75.4	(11.2)	64.2
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.2)	0.1	(0.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	0.1	(0.1)
Share of OCI of equity method investments
Net gain (loss)	0.9	3.4	4.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.9	3.4	4.3
Other comprehensive income (loss) attributable to CBI	$65.0	$(7.7)	57.3
Comprehensive income (loss) attributable to CBI			$(704.4)

For the Six Months Ended August 31, 2021
Net income (loss) attributable to CBI			$(906.6)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$73.0	$—	73.0
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	73.0	—	73.0

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	19.3	(8.5)	10.8
Amounts reclassified	(20.1)	1.7	(18.4)
Net gain (loss) recognized in other comprehensive income (loss)	(0.8)	(6.8)	(7.6)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.1)	—	(0.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.1)	—	(0.1)
Share of OCI of equity method investments
Net gain (loss)	(26.1)	5.9	(20.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(26.1)	5.9	(20.2)
Other comprehensive income (loss) attributable to CBI	$46.0	$(0.9)	45.1
Comprehensive income (loss) attributable to CBI			$(861.5)

For the Three Months Ended August 31, 2022
Net income (loss) attributable to CBI			$(1,151.2)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(181.4)	$—	(181.4)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(181.4)	—	(181.4)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(9.8)	1.7	(8.1)
Amounts reclassified	(10.3)	1.0	(9.3)
Net gain (loss) recognized in other comprehensive income (loss)	(20.1)	2.7	(17.4)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	0.1	0.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	0.1	0.2
Share of OCI of equity method investments
Net gain (loss)	9.9	(0.4)	9.5
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	9.9	(0.4)	9.5
Other comprehensive income (loss) attributable to CBI	$(191.5)	$2.4	(189.1)
Comprehensive income (loss) attributable to CBI			$(1,340.3)

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2021
Net income (loss) attributable to CBI			$1.5
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(30.0)	$—	(30.0)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(30.0)	—	(30.0)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(8.2)	1.3	(6.9)
Amounts reclassified	(12.3)	1.5	(10.8)
Net gain (loss) recognized in other comprehensive income (loss)	(20.5)	2.8	(17.7)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	—	0.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1
Share of OCI of equity method investments
Net gain (loss)	(8.0)	1.8	(6.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(8.0)	1.8	(6.2)
Other comprehensive income (loss) attributable to CBI	$(58.4)	$4.6	(53.8)
Comprehensive income (loss) attributable to CBI			$(52.3)

AOCI, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	AOCI
(in millions)
Balance, February 28, 2022	$(431.4)	$17.5	$(4.0)	$5.2	$(412.7)
OCI:
OCI before reclassification adjustments	(11.1)	82.6	(0.1)	4.3	75.7
Amounts reclassified from AOCI	—	(18.4)	—	—	(18.4)
OCI	(11.1)	64.2	(0.1)	4.3	57.3
Balance, August 31, 2022	$(442.5)	$81.7	$(4.1)	$9.5	$(355.4)

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

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2022	2021	2022	2021
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$(54.6)	$(12.3)	$(31.3)	$(8.9)
Flow through of inventory step-up	(1.9)	0.1	(0.9)	0.1
Net gain (loss) on undesignated commodity derivative contracts	33.1	48.1	(15.4)	24.0
Net flow through of reserved inventory	1.2	—	1.2	—
Recovery of inventory write-down	0.2	—	—	—
Strategic business development costs	—	(2.6)	—	—
Total cost of product sold	(22.0)	33.3	(46.4)	15.2

Selling, general, and administrative expenses
Costs associated with the Reclassification	(21.3)	—	(20.6)	—
Transition services agreements activity	(7.9)	(7.2)	(4.5)	(4.9)
Restructuring and other strategic business development costs	(2.6)	(0.1)	(1.2)	0.8
Transaction, integration, and other acquisition-related costs	(0.7)	—	(0.5)	—
Other gains (losses) (1)	8.8	1.1	3.6	(2.2)
Total selling, general, and administrative expenses	(23.7)	(6.2)	(23.2)	(6.3)

Impairment of brewery construction in progress	—	(665.9)	—	—
Comparable Adjustments, Operating income (loss)	$(45.7)	$(638.8)	$(69.6)	$8.9

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 27

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(1)	Primarily includes the following:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2022	2021	2022	2021
	(in millions)
	Gain from remeasurement of previously held equity method investment	$5.2	$—	$—	$—
	Decrease in estimated fair value of a contingent liability associated with a prior period acquisition	$4.4	$—	$4.4	$—

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

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2022	2021	2022	2021
(in millions)
Beer
Net sales	$4,037.5	$3,433.3	$2,139.3	$1,861.3
Segment operating income (loss)	$1,628.4	$1,366.1	$865.6	$693.0
Capital expenditures	$357.8	$295.8	$196.0	$210.0
Depreciation and amortization	$135.2	$118.5	$67.0	$64.5

Wine and Spirits
Net sales:
Wine	$846.1	$844.9	$442.0	$447.2
Spirits	134.7	119.4	73.8	62.6
Net sales	$980.8	$964.3	$515.8	$509.8
Segment operating income (loss)	$190.4	$204.4	$99.4	$100.2
Income (loss) from unconsolidated investments	$4.9	$0.2	$3.4	$(1.1)
Equity method investments	$100.5	$126.7	$100.5	$126.7
Capital expenditures	$51.6	$54.0	$21.8	$28.3
Depreciation and amortization	$43.3	$39.6	$21.0	$19.7

Corporate Operations and Other
Segment operating income (loss)	$(143.6)	$(117.4)	$(82.3)	$(62.9)
Income (loss) from unconsolidated investments	$(4.3)	$(0.8)	$(2.3)	$(0.2)
Equity method investments	$98.1	$112.1	$98.1	$112.1
Capital expenditures	$25.6	$3.6	$20.6	$1.2
Depreciation and amortization	$6.9	$6.5	$3.7	$3.2

Canopy
Net sales	$174.5	$228.1	$86.3	$110.8
Segment operating income (loss)	$(1,858.0)	$(337.0)	$(1,439.8)	$(152.8)
Capital expenditures	$1.8	$37.5	$1.7	$16.5
Depreciation and amortization	$41.2	$43.3	$17.1	$20.4

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 28

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2022	2021	2022	2021
(in millions)
Consolidation and Eliminations
Net sales	$(174.5)	$(228.1)	$(86.3)	$(110.8)
Operating income (loss)	$1,858.0	$337.0	$1,439.8	$152.8
Income (loss) from unconsolidated investments	$(86.7)	$(74.2)	$(34.7)	$(29.9)
Equity method investments	$634.8	$2,580.2	$634.8	$2,580.2
Capital expenditures	$(1.8)	$(37.5)	$(1.7)	$(16.5)
Depreciation and amortization	$(41.2)	$(43.3)	$(17.1)	$(20.4)

Comparable Adjustments
Operating income (loss)	$(45.7)	$(638.8)	$(69.6)	$8.9
Income (loss) from unconsolidated investments	$(1,820.9)	$(1,295.2)	$(1,685.5)	$(439.6)

Consolidated
Net sales	$5,018.3	$4,397.6	$2,655.1	$2,371.1
Operating income (loss)	$1,629.5	$814.3	$813.1	$739.2
Income (loss) from unconsolidated investments (1)	$(1,907.0)	$(1,370.0)	$(1,719.1)	$(470.8)
Equity method investments	$833.4	$2,819.0	$833.4	$2,819.0
Capital expenditures	$435.0	$353.4	$238.4	$239.5
Depreciation and amortization	$185.4	$164.6	$91.7	$87.4

(1)	Income (loss) from unconsolidated investments consists of:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2022	2021	2022	2021
	(in millions)
	Impairment of Canopy Equity Method Investment	$(1,060.3)	$—	$(1,060.3)	$—
	Unrealized net gain (loss) on securities measured at fair value	(31.7)	(1,335.1)	(9.3)	(590.0)
	Equity in earnings (losses) from Canopy and related activities	(815.7)	(35.3)	(650.7)	120.5
	Equity in earnings (losses) from other equity method investees	0.7	0.4	1.2	(1.3)
		$(1,907.0)	$(1,370.0)	$(1,719.1)	$(470.8)

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
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

Strategy.    This section provides a description of our strategy and a discussion of recent developments, global supply chain and COVID-19 related impacts, and significant acquisitions and investments.

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended August 31, 2022, and August 31, 2021, and six months ended August 31, 2022, and August 31, 2021. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

Liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, and a discussion of the amount of financial capacity available to fund our on-going operations and future commitments, as well as a discussion of other financing arrangements.

Overview

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Corona Extra, Modelo Especial, the Robert Mondavi Brand Family, Kim Crawford, Meiomi, The Prisoner Wine Company, and High West. In the U.S., we are one of the top growth contributors at retail among beverage alcohol suppliers. We are the third-largest beer company in the U.S. and continue to strengthen our leadership position as the #1 high-end beer supplier and the #1 share gainer across the U.S. beer market. Within wine and spirits, we are making solid progress in refining our brand portfolio to shift to a higher-end focused business to deliver net sales growth and margin expansion. The strength of our brands makes us a supplier of choice to many of our consumers and our customers, which include wholesale distributors, retailers, and on-premise locations. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Our internal management financial reporting consists of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we report our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. Our Canopy Equity Method Investment makes up the Canopy segment.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
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

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a diverse talent pipeline with best-in-class people development; investing in data systems, architecture, and infrastructure that enables our business; and exemplifying intentional and proactive balance sheet management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with consumer-led premiumization trends, which we believe will continue to drive faster growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. We also believe a key component to driving faster growth rates is to invest in and strengthen our leadership position within the DTC and 3-tier eCommerce channels. As a part of our strategy, we have launched Digital Business Acceleration which we believe will enable us to drive results by enhancing our business in key areas including procurement, end-to-end supply chain planning, and marketing optimization. For further information on Second Quarter 2023 and Six Months 2023 Digital Business Acceleration investments, see the respective “Selling, general, and administrative expenses” within Results of Operations below.

Our business strategy for the Beer segment focuses on upholding our leadership position in the high-end segment of the U.S. beer market through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, including within the DTC and 3-tier eCommerce channels, as well as continued expansion, optimization, and/or construction activities for our Mexico beer operations. Additionally, in an effort to compete more fully in growing sectors of the high-end segment of the U.S. beer market, we have leveraged our innovation capabilities to create new line extensions behind celebrated, trusted brands and package formats that are intended to meet emerging needs.

Expansion, optimization, and/or construction activities continue under our Mexico Beer Projects to align with our anticipated future growth expectations. In April 2022, we announced that, with the assistance of the Mexican government and state and local officials in Mexico, we acquired land in Veracruz for the construction of the Veracruz Brewery where there is ample water and we will have a skilled workforce to meet our long-term

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
needs. The design and development process for the Veracruz Brewery is underway. Additionally, we continue to work with government officials in Mexico to determine next steps for our canceled Mexicali Brewery construction project following a negative result from a public consultation held in Mexico.

Our business strategy for the Wine and Spirits segment focuses on higher-end brands, improving margins, and creating operating efficiencies. We continue to refine our portfolio primarily through an enhanced focus on higher-margin, higher-growth wine and spirits brands. We recently reorganized this business into two distinct commercial teams, one focused on our fine wine and craft spirits brands and the other focused on our mainstream and premium brands. While each team has its own distinct strategy, both remain aligned to the goal of accelerating performance by growing net sales and expanding margins. In addition, we are advancing our aim to become a global, omni-channel competitor in line with consumer preferences. Our business continues to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets, while continuing to grow in U.S. 3-tier brick-and-mortar distribution. In markets where it is feasible, we entered into a contractual arrangement to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. We expect U.S. wine and spirits shipment volume to be generally aligned with depletion volume for Fiscal 2023.

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

We complement our strategy with our investment in Canopy by expanding our portfolio into adjacent categories. Canopy is a leading cannabis company with operations in Canada, the U.S., Germany, and certain other global markets. This investment is consistent with our long-term strategy to identify, address, and stay ahead of evolving consumer trends and market dynamics. Our strategic relationship with Canopy is designed to help position it to be successful in cannabis production, branding, and intellectual property.

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth, maintain our targeted net leverage ratio, and deliver returns to stockholders through the payment of dividends and periodic share repurchases. Our results of operations and financial condition have been affected by inflation, changing prices, and reductions in discretionary income of consumers available to purchase our products, and we expect these impacts to continue throughout the remainder of Fiscal 2023. Our Fiscal 2023 results of operations have also been, and may continue to be, impacted by other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, such as repercussions from the conflict in Ukraine. We intend to continue to monitor the inflationary environment and the impact on the consumer when we consider passing along rising costs through further selling price increases, subject to normal competitive conditions. In addition, we continue to identify on-going cost savings initiatives, including our commodity hedging program. However, there can be no assurance that we will be able to fully mitigate rising costs through increased selling prices and/or cost savings initiatives. Furthermore, to the extent climate-related severe weather events, such as droughts, floods, wildfires, and/or late frosts, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

ESG strategy
We believe our ESG strategy enables us to better meet stakeholder expectations, reflect our Company values, and directly address pressing environmental and societal needs that are important to our communities, consumers, and employees. Specifically, we have focused on areas where we believe we have the greatest opportunities to make meaningful, positive impacts for people and the planet, and we dedicate our resources towards:

Serving as good stewards of our environment and natural resources – Modeling water stewardship for our industry; and reducing GHG emissions through energy conservation and renewable energy initiatives

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
Enhancing social equity within our industry and communities – Championing the professional development and advancement of women in the beverage alcohol industry and our communities; enhancing economic development and prosperity in disadvantaged communities; and championing an inclusive culture within our organization, characterized by diversity in background and thought, which reflects our consumers and the communities where we live and work
Promoting responsible beverage alcohol consumption – Ensuring the responsible promotion and marketing of our products; and empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

During Second Quarter 2023 we took the following steps to advance our ESG strategy by key area:

Serving as good stewards of our environment and natural resources
•in support of a multi-year collaboration with The Nature Conservancy, we pledged an additional $500,000 over the next two years for their Dynamic Water Management program

Enhancing social equity within our industry and communities
•as part of our Focus on Female Founders program, we completed an investment in the female-founded, eco-friendly wine brand Archer Roose. Through Second Quarter 2023, we have invested $75 million in female-founded or led companies through this program
•engaged six minority depository institutions as participants in the August 2022 Term Credit Agreement which provide opportunities often unavailable to smaller community banks including access to grow funded assets, diversify their loan portfolios, and develop broader relationships with corporate treasury teams
•to aid in creating an inclusive culture that allows all members of our workforce to thrive, we kicked off a self-identification campaign to capture data designed to help measure the impact of our DEI efforts and inform future initiatives that we believe will enhance employee engagement, retention, and recruiting efforts

Promoting responsible beverage alcohol consumption
•in collaboration with Responsibility.org, we updated our brand websites to redirect a visitor who self-identifies as being under the legal drinking age to Responsibility.org for information on prevention of underage drinking, ending drunk driving, and drinking responsibly

Recent Developments

2022 Wine Divestiture
On October 6, 2022, we sold certain of our mainstream and premium wine brands and related inventory. We expect to use the net cash proceeds from the 2022 Wine Divestiture primarily to reduce outstanding borrowings and for general corporate purposes, including working capital, funding capital expenditures, and other business opportunities.

Reclassification Agreement
On June 30, 2022, we announced the Reclassification. To effect the Reclassification, we will file the Amended and Restated Charter with the Secretary of State of the State of Delaware. If the Reclassification is completed, at the Effective Time, each share of Class B Stock issued and outstanding immediately prior to the Effective Time will be reclassified and converted into one validly issued, fully paid, and non-assessable share of Class A Stock and the right to receive $64.64 in cash, without interest, subject to any adjustment as provided in the Reclassification Agreement and the Amended and Restated Charter. We have called a special meeting of stockholders to be held on November 9, 2022, in connection with the Reclassification. See “Liquidity and Capital Resources” below for further discussion.

Global Supply Chain and COVID-19 Related Impacts

Fiscal 2023 has been, and is expected to continue to be, impacted by challenges with both global supply chain and transportation which contributed to higher cost of product sold. For example, wine produced in New Zealand and Italy and subsequently shipped to the U.S. for distribution continues to be affected by increased

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
costs of ocean freight shipping. In addition, during Fiscal 2022, we experienced a brown glass purchasing shortage, which impacted certain of our imported beer brands. This supply returned to normal levels in early Fiscal 2023. To the extent these circumstances continue to occur or accelerate in future periods it could have a material impact on our results of operations.

We have seen consumers shift more of their total shopping spend to online channels since the COVID-19 outbreak, which has led to increased eCommerce sales, including DTC, for our business. In response to COVID-19, we have ensured our on-going liquidity and financial flexibility through cash preservation initiatives, capital management adjustments, and cost control measures. We have used opportunities under the CARES Act, afforded to us earlier in the pandemic, to defer some payments including certain payroll taxes. We believe we have sufficient liquidity available from operating cash flow, cash on hand, and availability under our revolving credit facility and, in respect to a portion of amounts that may be payable in connection with the Reclassification, the August 2022 Term Credit Agreement. We expect to have continued access to capital markets and to be able to continue to return value to stockholders through dividends and periodic share repurchases.

Acquisitions and investments

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

Canopy segment
Impairment of Canopy Equity Method Investment
We evaluated the Canopy Equity Method Investment as of August 31, 2022, and determined that there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value had been less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recording a significant impairment of goodwill related to its cannabis operations during its three months ended June 30, 2022, and (iii) the uncertainty of U.S. federal cannabis permissibility. As a result, the Canopy Equity Method Investment with a carrying value of $1,695.1 million was written down to its estimated fair value of $634.8 million, resulting in an impairment of $1,060.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Six Months 2023 and Second Quarter 2023.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
Canopy investment
In July 2022, we received 29.2 million common shares of Canopy following the exchange of C$100.0 million principal amount of our Canopy Debt Securities. This exchange did not significantly change our Canopy ownership percentage.

For additional information on these recent developments, acquisitions, and investments refer to Notes 4, 5, 7, and 10.

Results of Operations

Financial Highlights

Second Quarter 2023 compared to Second Quarter 2022

•Our results of operations were negatively impacted by (i) an impairment of our Canopy Equity Method Investment for Second Quarter 2023 and (ii) an increase in equity in losses from Canopy’s results primarily driven by their goodwill impairment, partially offset by (i) a decrease in unrealized net loss from the changes in fair value of our investment in Canopy, (ii) improvements within the Beer segment driven by shipment volume growth, and (iii) a decrease in inventory obsolescence within the Beer segment, driven by a slowdown in the overall hard seltzer category in Fiscal 2022.

•Net sales increased 12% due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing.

•Operating income increased 10% largely due to improvements within the Beer segment, including the decrease in inventory obsolescence.

•Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI decreased largely due to the items discussed above.

Six Months 2023 compared to Six Months 2022

•Our results of operations were negatively impacted by (i) an impairment of our Canopy Equity Method Investment and (ii) an increase in equity in losses from Canopy’s results primarily driven by their goodwill impairment, partially offset by (i) a decrease in unrealized net loss from the changes in fair value of our investment in Canopy, (ii) an impairment of long-lived assets for Six Months 2022 in connection with certain assets at the Mexicali Brewery, (iii) improvements within the Beer segment driven by shipment volume growth, and (iv) a decrease in inventory obsolescence within the Beer segment, driven by a slowdown in the overall hard seltzer category in Fiscal 2022.

•Net sales increased 14% due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing.

•Operating income increased 100% largely due to (i) the impact of the impairment of long-lived assets in connection with certain assets at the Mexicali Brewery for Six Months 2022 and (ii) improvements within the Beer segment, including the decrease in inventory obsolescence.

•Net loss attributable to CBI and diluted net loss per common share attributable to CBI decreased largely due to the items discussed above, partially offset by higher provision for income taxes.

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

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Second Quarter 2023	Second Quarter 2022	Six Months 2023	Six Months 2022
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$(31.3)	$(8.9)	$(54.6)	$(12.3)
Net gain (loss) on undesignated commodity derivative contracts	(15.4)	24.0	33.1	48.1
Flow through of inventory step-up	(0.9)	0.1	(1.9)	0.1
Net flow through of reserved inventory	1.2	—	1.2	—
Recovery of inventory write-down	—	—	0.2	—
Strategic business development costs	—	—	—	(2.6)
Total cost of product sold	(46.4)	15.2	(22.0)	33.3
Selling, general, and administrative expenses
Costs associated with the Reclassification	(20.6)	—	(21.3)	—
Transition services agreements activity	(4.5)	(4.9)	(7.9)	(7.2)
Restructuring and other strategic business development costs	(1.2)	0.8	(2.6)	(0.1)
Transaction, integration, and other acquisition-related costs	(0.5)	—	(0.7)	—
Other gains (losses)	3.6	(2.2)	8.8	1.1
Total selling, general, and administrative expenses	(23.2)	(6.3)	(23.7)	(6.2)

Impairment of brewery construction in progress	—	—	—	(665.9)
Comparable Adjustments, Operating income (loss)	$(69.6)	$8.9	$(45.7)	$(638.8)

Income (loss) from unconsolidated investments	$(1,685.5)	$(439.6)	$(1,820.9)	$(1,295.2)

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

Selling, general, and administrative expenses
Costs associated with the Reclassification
We recognized costs primarily related to professional and consulting fees and all filing and other fees paid to the SEC in connection with the Reclassification. For additional information, refer to Note 10.

Transition services agreements activity
We recognized costs in connection with transition services agreements related to the previous sale of a portion of our wine and spirits business.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
Other gains (losses)
We recognized other gains (losses) primarily from (i) a gain recognized on the remeasurement of our previously held equity interest in Austin Cocktails to the acquisition-date fair value (Six Months 2023) and (ii) a decrease in estimated fair value of a contingent liability associated with a prior period acquisition (Second Quarter 2023, Six Months 2023).

Impairment of brewery construction in progress
We recognized an impairment of long-lived assets in connection with certain assets at the Mexicali Brewery. For additional information, refer to Note 4.

Income (loss) from unconsolidated investments
We recognized an unrealized gain (loss) primarily from (i) an impairment of our Canopy Equity Method Investment (Second Quarter 2023, Six Months 2023), (ii) equity in earnings (losses) from Canopy’s results, and (iii) the changes in fair value of our securities measured at fair value. For additional information, refer to Notes 4 and 7.

Business Segments
Second Quarter 2023 compared to Second Quarter 2022

Net sales

	Second Quarter 2023	Second Quarter 2022	Dollar Change	Percent Change
(in millions)
Beer	$2,139.3	$1,861.3	$278.0	15%
Wine and Spirits:
Wine	442.0	447.2	(5.2)	(1%)
Spirits	73.8	62.6	11.2	18%
Total Wine and Spirits	515.8	509.8	6.0	1%
Canopy	86.3	110.8	(24.5)	(22%)
Consolidation and eliminations	(86.3)	(110.8)	24.5	22%
Consolidated net sales	$2,655.1	$2,371.1	$284.0	12%

Beer segment	Second Quarter 2023	Second Quarter 2022	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,139.3	$1,861.3	$278.0	15%

Shipments	113.2	101.0		12.1%

Depletions				8.9%
The increase in Beer net sales is largely due to (i) $226.3 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, and (ii) $67.5 million of favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by $13.8 million of unfavorable product mix primarily from a shift in package types.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents

Wine and Spirits segment	Second Quarter 2023	Second Quarter 2022	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$515.8	$509.8	$6.0	1%

Shipments
Total	7.4	7.4		—%
U.S. Domestic	6.4	6.3		1.6%

Depletions				(2.2%)

The increase in Wine and Spirits net sales is due to (i) a $4.5 million increase in non-branded net sales primarily from bulk spirits and (ii) $1.8 million of favorable impact from pricing. For the remainder of Fiscal 2023, we expect U.S. depletion volume to exceed U.S. shipment volume.

Canopy segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods (i) April through June 2022, in our Second Quarter 2023 results, (ii) April through June 2021, in our Second Quarter 2022, (iii) January through June 2022, in our Six Months 2023 results, and (iv) January through June 2021, in our Six Months 2022 results. Although we own less than 100% of the outstanding shares of Canopy, 100% of its results are included and subsequently eliminated to reconcile to our consolidated financial statements. See “Income (loss) from unconsolidated investments” below for a discussion of Canopy’s net sales, gross profit (loss), selling, general, and administrative expenses, and operating income (loss). This discussion is based on information Canopy has publicly disclosed.

Gross profit

	Second Quarter 2023	Second Quarter 2022	Dollar Change	Percent Change
(in millions)
Beer	$1,147.6	$984.0	$163.6	17%
Wine and Spirits	224.7	230.5	(5.8)	(3%)
Canopy	(1.1)	22.2	(23.3)	(105%)
Consolidation and eliminations	1.1	(22.2)	23.3	105%
Comparable Adjustments	(46.4)	15.2	(61.6)	NM
Consolidated gross profit	$1,325.9	$1,229.7	$96.2	8%

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents

The increase in Beer is primarily due to $120.5 million of shipment volume growth and the $67.5 million favorable impact from pricing, partially offset by $19.1 million of unfavorable product mix and $7.0 million of higher cost of product sold. The higher cost of product sold is largely due to (i) $62.6 million of higher material costs, including aluminum, glass, cartons, pallets, malt, steel, and corn, driven by inflation and global supply chain constraints, (ii) a $6.5 million increase in brewery costs primarily driven by increased maintenance, utilities, and administrative costs, and (iii) $4.8 million of increased transportation costs, largely offset by (i) $62.9 million of decreased obsolescence primarily from excess inventory of hard seltzers resulting from a slowdown in the overall category in Fiscal 2022 and (ii) $4.4 million of favorable fixed cost absorption related to increased production levels as compared to Second Quarter 2022.

The decrease in Wine and Spirits gross profit is primarily due to $20.5 million of higher cost of product sold, driven by global supply chain constraints and inflation, partially offset by (i) $13.1 million of higher non-branded gross profit and (ii) the $1.8 million favorable impact from pricing. The increase in cost of product sold was largely attributable to (i) increased transportation and warehousing costs, including ocean freight shipping, and (ii) higher material costs, including grapes and glass, partially offset by favorable fixed cost absorption as a result of the Second Quarter 2022 impact of a late frost in New Zealand and the 2020 U.S. wildfires.

Gross profit as a percent of net sales decreased to 49.9% for Second Quarter 2023 compared with 51.9% for Second Quarter 2022. This decrease was largely due to (i) an unfavorable change of approximately 230 basis points in Comparable Adjustments, (ii) approximately 75 basis points and 25 basis points of rate declines from cost of product sold within the Wine and Spirits and Beer segments, respectively, driven by the increase in operational and logistics costs, and (iii) 45 basis points related to unfavorable product mix shift within the Beer segment, partially offset by (i) approximately 120 basis points of favorable impact from Beer pricing in select markets and (ii) 40 basis points of favorable impact from non-branded product within the Wine and Spirits segment.

Selling, general, and administrative expenses

	Second Quarter 2023	Second Quarter 2022	Dollar Change	Percent Change
(in millions)
Beer	$282.0	$291.0	$(9.0)	(3%)
Wine and Spirits	125.3	130.3	(5.0)	(4%)
Corporate Operations and Other	82.3	62.9	19.4	31%
Canopy	1,438.7	175.0	1,263.7	NM
Consolidation and eliminations	(1,438.7)	(175.0)	(1,263.7)	NM
Comparable Adjustments	23.2	6.3	16.9	NM
Consolidated selling, general, and administrative expenses	$512.8	$490.5	$22.3	5%

The decrease in Beer is driven by $9.5 million of decreased marketing spend due largely to a timing shift for media to the second half of Fiscal 2023, partially offset by planned event sponsorships to support the growth of our Mexican beer portfolio. We expect marketing spend to range from 9% to 10% of net sales for Fiscal 2023. General and administrative expenses remained flat as decreased legal expenses were offset by (i) higher compensation and benefits, primarily related to incremental headcount to support the growth of our Mexican beer portfolio, (ii) unfavorable foreign currency transaction losses, and (iii) higher travel as compared to Second Quarter 2022.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents

The decrease in Wine and Spirits is primarily due to an $8.2 million decrease in marketing spend, driven by timing, partially offset by $4.3 million of increased general and administrative expenses. The increase in general and administrative expenses was largely driven by compensation and benefits, primarily related to higher headcount as compared to Second Quarter 2022, expenses associated with an initiative to improve our marketing effectiveness, and higher travel as compared to Second Quarter 2022, partially offset by favorable foreign currency impact. We expect marketing spend to range from 9% to 10% of net sales for Fiscal 2023.

The increase in Corporate Operations and Other is primarily due to approximately (i) a $16 million increase in third-party services, driven by Digital Business Acceleration investments, and (ii) a $3 million increase in compensation and benefits as compared to Second Quarter 2022.

Selling, general, and administrative expenses as a percent of net sales decreased to 19.3% for Second Quarter 2023 as compared to 20.7% for Second Quarter 2022. The decrease is driven by approximately 275 basis points and 30 basis points of rate decline from the decreases in Beer and Wine and Spirits’ selling, general, and administrative expenses, respectively, partially offset by approximately 90 basis points of rate growth from an increase in the Corporate Operations and Other segment’s selling, general, and administrative expenses and an unfavorable change in Comparable Adjustments, contributing approximately 75 basis points of rate growth.

Operating income (loss)

	Second Quarter 2023	Second Quarter 2022	Dollar Change	Percent Change
(in millions)
Beer	$865.6	$693.0	$172.6	25%
Wine and Spirits	99.4	100.2	(0.8)	(1%)
Corporate Operations and Other	(82.3)	(62.9)	(19.4)	(31%)
Canopy	(1,439.8)	(152.8)	(1,287.0)	NM
Consolidation and eliminations	1,439.8	152.8	1,287.0	NM
Comparable Adjustments	(69.6)	8.9	(78.5)	NM
Consolidated operating income (loss)	$813.1	$739.2	$73.9	10%

The increase in Beer is largely attributable to the strong shipment volume growth within our Mexican beer portfolio, favorable pricing impact, and decreased obsolescence, partially offset by the higher operational costs, as described above, and the unfavorable product mix shift.

The decrease in Wine and Spirits is largely attributable to the increase in cost of product sold, driven by global supply chain constraints and inflation, and increased general and administrative expenses, as described above, largely offset by higher non-branded net sales, the lower marketing spend, and favorable impact from pricing.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to the Second Quarter 2023 Digital Business Acceleration investments and increased compensation and benefits.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents
Income (loss) from unconsolidated investments
General

	Second Quarter 2023	Second Quarter 2022	Dollar Change	Percent Change
(in millions)
Impairment of Canopy Equity Method Investment	$(1,060.3)	$—	$(1,060.3)	NM
Unrealized net gain (loss) on securities measured at fair value	(9.3)	(590.0)	580.7	98%
Equity in earnings (losses) from Canopy and related activities (1)	(650.7)	120.5	(771.2)	NM
Equity in earnings (losses) from other equity method investees	1.2	(1.3)	2.5	NM
	$(1,719.1)	$(470.8)	$(1,248.3)	NM
(1)Includes $460.8 million of a goodwill impairment related to Canopy’s cannabis operations for Second Quarter 2023 and $45.4 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand for Second Quarter 2022.

For additional information regarding our equity method investments, refer to Notes 4 and 7.

Canopy segment
Canopy net sales decreased to $86.3 million for Second Quarter 2023 from $110.8 million for Second Quarter 2022. This decrease of $24.5 million, or 22%, is largely attributable to lower global cannabis sales. The decline in global cannabis sales primarily resulted from (i) a decrease in Canadian recreational cannabis sales, largely driven by continuing impacts of price compression resulting from increased competition and Canopy’s strategic decision to shift their focus to higher-margin, premium and mainstream products and (ii) a decrease in medicinal sales driven by the January 2022 divestiture of C3, an international pharmaceutical business. These declines were partially offset by Canadian THC recreational sales driven by Canopy’s Fiscal 2022 acquisition of Supreme Cannabis Company, Inc. Additionally, other consumer products sales in Second Quarter 2023 as compared to Second Quarter 2022 were flat, as growth in their BioSteel Sports Nutrition Inc. business was largely offset by declines in their Storz & Bickel GmbH & Co. KG and This Works Products Limited businesses. Canopy gross profit (loss) decreased to $(1.1) million for Second Quarter 2023 from $22.2 million for Second Quarter 2022. This decrease of $23.3 million is primarily driven by (i) decreased net sales, (ii) price compression and unfavorable cost absorption in the Canadian recreational channel, (iii) unfavorable product mix shift, and (iv) a decrease in payroll subsidies received from the Canadian government in Second Quarter 2022 pursuant to a COVID-19 relief program. Canopy selling, general, and administrative expenses increased $1,263.7 million driven by a goodwill impairment related to their cannabis operations. The combination of these factors were the main contributors to the increase in operating loss of $1,287.0 million.

Interest expense
Interest expense decreased to $94.3 million for Second Quarter 2023 as compared to $95.8 million for Second Quarter 2022. This decrease of $1.5 million, or 2%, is due to an increase in capitalized interest in connection with the Mexico Beer Projects, largely offset by higher average borrowings of $345 million and approximately five basis points of higher weighted average interest rates.

Loss on extinguishment of debt
Loss on extinguishment of debt consist of make-whole payments in connection with the early redemption of our (i) 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes (Second Quarter 2023) and (ii) 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes (Second Quarter 2022).

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
(Provision for) benefit from income taxes
The provision for income taxes increased to $132.4 million for Second Quarter 2023 from $131.3 million for Second Quarter 2022. Our effective tax rate for Second Quarter 2023 was (13.1)% as compared with 91.7% for Second Quarter 2022. In comparison to prior year, our income taxes were impacted primarily by:

•an increase in the valuation allowance related to our investment in Canopy; partially offset by
•a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture.

For additional information, refer to Note 9.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $(1,151.2) million for Second Quarter 2023 from $1.5 million for Second Quarter 2022. This decrease of $1,152.7 million is largely attributable to (i) the impairment of our Canopy Equity Method Investment and (ii) the increase in equity in losses from Canopy’s results, partially offset by (i) the decrease in unrealized net loss from the changes in fair value of our investment in Canopy and (ii) improvements within the Beer segment.

Six Months 2023 compared to Six Months 2022

Net sales

	Six Months 2023	Six Months 2022	Dollar Change	Percent Change
(in millions)
Beer	$4,037.5	$3,433.3	$604.2	18%
Wine and Spirits:
Wine	846.1	844.9	1.2	—%
Spirits	134.7	119.4	15.3	13%
Total Wine and Spirits	980.8	964.3	16.5	2%
Canopy	174.5	228.1	(53.6)	(23%)
Consolidation and eliminations	(174.5)	(228.1)	53.6	23%
Consolidated net sales	$5,018.3	$4,397.6	$620.7	14%

Beer segment	Six Months 2023	Six Months 2022	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,037.5	$3,433.3	$604.2	18%

Shipments	212.7	185.8		14.5%

Depletions				8.8%

The increase in Beer net sales is largely due to (i) $500.6 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, and (ii) $131.8 million of favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by $24.8 million of unfavorable product mix primarily from a shift in package types.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents

Wine and Spirits segment	Six Months 2023	Six Months 2022	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$980.8	$964.3	$16.5	2%

Shipments
Total	14.2	14.1		0.7%
U.S. Domestic	12.2	12.3		(0.8%)

Depletions				(0.8%)
The increase in Wine and Spirits net sales is due to (i) $11.2 million of favorable impact from pricing, (ii) a $3.1 million increase in branded wine and spirits volume, and (iii) a $2.2 million increase in non-branded net sales primarily from bulk spirits. The increase in net sales was hindered by global supply chain constraints.

Gross profit

	Six Months 2023	Six Months 2022	Dollar Change	Percent Change
(in millions)
Beer	$2,167.1	$1,877.7	$289.4	15%
Wine and Spirits	435.8	438.0	(2.2)	(1%)
Canopy	(126.8)	29.9	(156.7)	NM
Consolidation and eliminations	126.8	(29.9)	156.7	NM
Comparable Adjustments	(22.0)	33.3	(55.3)	(166%)
Consolidated gross profit	$2,580.9	$2,349.0	$231.9	10%

The increase in Beer is primarily due to $275.5 million of shipment volume growth and the $131.8 million of favorable impact from pricing, partially offset by $82.8 million of higher cost of product sold and $35.7 million of unfavorable product mix. The higher cost of product sold is largely due to (i) $106.5 million of higher material costs, including aluminum, pallets, cartons, glass, malt, steel, and corn, driven by inflation and global supply chain constraints, (ii) $21.6 million of higher depreciation, (iii) $19.7 million of increased transportation costs, and (iv) a $19.5 million increase in brewery costs primarily driven by increased maintenance, utilities, and administrative costs, largely offset by (i) $70.3 million of decreased obsolescence primarily from excess inventory of hard seltzers resulting from a slowdown in the overall category in Fiscal 2022 and (ii) $18.6 million of favorable fixed cost absorption related to increased production levels as compared to Six Months 2022.

The decrease in Wine and Spirits gross profit is due to $30.4 million of higher cost of product sold, driven by global supply chain constraints and inflation, partially offset by (i) $15.7 million related to an increase of non-branded gross profit and (ii) the $11.2 million favorable impact from pricing. The increase in cost of product sold was largely attributable to (i) increased transportation and warehousing costs, including ocean freight shipping, and (ii) higher material costs, including grapes and glass, partially offset by favorable fixed cost absorption as a result of a late frost in New Zealand impacting Six Months 2022.

Gross profit as a percent of net sales decreased to 51.4% for Six Months 2023 compared with 53.4% for Six Months 2022. This decrease was largely due to (i) approximately 160 basis points and 60 basis points of rate decline from cost of product sold within the Beer and Wine and Spirits segments, respectively, driven by the increase in operational and logistics costs, (ii) an unfavorable change of approximately 110 basis points in Comparable Adjustments, and (iii) approximately 45 basis points related to unfavorable product mix shift within the Beer segment, partially offset by (i) approximately 115 basis points of favorable impact from Beer pricing in

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents
select markets, (ii) approximately 30 basis points of favorable impact from non-branded product within the Wine and Spirits segment, and (iii) approximately 15 basis points of rate growth from volume within the Beer segment.

Selling, general, and administrative expenses

	Six Months 2023	Six Months 2022	Dollar Change	Percent Change
(in millions)
Beer	$538.7	$511.6	$27.1	5%
Wine and Spirits	245.4	233.6	11.8	5%
Corporate Operations and Other	143.6	117.4	26.2	22%
Canopy	1,731.2	366.9	1,364.3	NM
Consolidation and eliminations	(1,731.2)	(366.9)	(1,364.3)	NM
Comparable Adjustments	23.7	6.2	17.5	NM
Consolidated selling, general, and administrative expenses	$951.4	$868.8	$82.6	10%

The increase in Beer is primarily due to $15.0 million of increased general and administrative expenses and $12.1 million of higher marketing spend. The increase in general and administrative expenses was primarily driven by compensation and benefits, primarily related to incremental headcount to support the growth of our Mexican beer portfolio, strategic asset relocation, and higher travel as compared to Six Months 2022, partially offset by decreased legal expenses and favorable foreign currency transaction gains. The higher marketing spend was driven by our planned investments to support the growth of our Mexican beer portfolio.

The increase in Wine and Spirits is primarily due to $17.1 million of increased general and administrative expenses, partially offset by $3.5 million of lower marketing spend, driven by timing. The increase in general and administrative expenses was primarily driven by compensation and benefits, primarily related to higher headcount as compared to Six Months 2022, expenses associated with an initiative to improve our marketing effectiveness, and higher travel as compared to Six Months 2022, partially offset by favorable foreign currency impact.

The increase in Corporate Operations and Other is largely due to approximately (i) a $27 million increase in third-party services, driven by our Digital Business Acceleration investments, and (ii) a $5 million increase in compensation and benefits as compared to Six Months 2022, partially offset by a decrease of approximately $6 million resulting from the completion of an ERP implementation in Fiscal 2022.

Selling, general, and administrative expenses as a percent of net sales decreased to 19.0% for Six Months 2023 as compared with 19.8% for Six Months 2022. The decrease is driven largely by approximately 245 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses, partially offset by (i) approximately 80 basis points of rate growth from an increase in the Corporate Operations and Other segments selling, general, and administrative expenses, (ii) the unfavorable change in Comparable Adjustments, contributing 55 basis points of rate growth, and (iii) approximately 30 basis points of rate growth from the increase in Wine and Spirits selling, general, and administrative expenses exceeding the increase in net sales.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
Operating income (loss)

	Six Months 2023	Six Months 2022	Dollar Change	Percent Change
(in millions)
Beer	$1,628.4	$1,366.1	$262.3	19%
Wine and Spirits	190.4	204.4	(14.0)	(7%)
Corporate Operations and Other	(143.6)	(117.4)	(26.2)	(22%)
Canopy	(1,858.0)	(337.0)	(1,521.0)	NM
Consolidation and eliminations	1,858.0	337.0	1,521.0	NM
Comparable Adjustments	(45.7)	(638.8)	593.1	93%
Consolidated operating income (loss)	$1,629.5	$814.3	$815.2	100%

The increase in Beer is largely attributable to the strong shipment volume growth within our Mexican beer portfolio, favorable pricing impact, and decreased obsolescence, partially offset by higher operational costs, general and administrative expenses, and marketing spend, as described above, and the unfavorable product mix shift.

The decrease in Wine and Spirits is largely attributable to global supply chain constraints, inflation, and increased general and administrative expenses, as described above, partially offset by the increase in non-branded net sales and the favorable pricing impact.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to the Six Months 2022 Digital Business Acceleration investments and increased compensation and benefits, partially offset by the decrease in ERP-related consulting services.

Income (loss) from unconsolidated investments
General

	Six Months 2023	Six Months 2022	Dollar Change	Percent Change
(in millions)
Impairment of Canopy Equity Method Investment	$(1,060.3)	$—	$(1,060.3)	NM
Unrealized net gain (loss) on securities measured at fair value	(31.7)	(1,335.1)	1,303.4	98%
Equity in earnings (losses) from Canopy and related activities (1)	(815.7)	(35.3)	(780.4)	NM
Equity in earnings (losses) from other equity method investees	0.7	0.4	0.3	75%
	$(1,907.0)	$(1,370.0)	$(537.0)	(39%)
(1)Includes $460.8 million of a goodwill impairment related to Canopy’s cannabis operations for Six Months 2023. Also includes $102.7 million and $70.0 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand for Six Months 2023 and Six Months 2022, respectively.

For additional information regarding our equity method investments, refer to Notes 4 and 7.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents

Canopy segment
Canopy net sales decreased to $174.5 million for Six Months 2023 from $228.1 million for Six Months 2022. This decrease of $53.6 million, or 23%, is largely attributable to lower global cannabis sales. The decline in global cannabis sales primarily resulted from (i) a decrease in Canadian recreational cannabis sales, largely driven by Canopy’s strategic decision to shift their focus to higher-margin, premium and mainstream products and the continuing impacts of price compression resulting from increased competition and (ii) a decrease in medicinal sales driven by the January 2022 divestiture of C3, an international pharmaceutical business. These declines were partially offset by growth in Canadian THC recreational sales driven by Canopy’s Fiscal 2022 acquisitions including the Supreme Cannabis Company, Inc. and AV Cannabis Inc. (“Ace Valley”). Additionally, other consumer products sales in Six Months 2023 as compared to Six Months 2022 were flat, as growth in their BioSteel Sports Nutrition Inc. business was largely offset by declines in their Storz & Bickel GmbH & Co. KG and This Works Products Limited businesses. Canopy gross profit (loss) decreased to $(126.8) million for Six Months 2023 from $29.9 million for Six Months 2022. This decrease of $156.7 million is primarily driven by (i) the write-down of excess inventory balances related to its organizational and strategic review of its business, (ii) decreased net sales and price compression in the Canadian recreational channel, (iii) higher shipping, distribution, and warehousing costs in North America, and (iv) unfavorable product mix shift. Canopy selling, general, and administrative expenses increased $1,364.3 million largely driven by a goodwill impairment related to their cannabis operations and restructuring costs for Six Months 2023, partially offset by a continued focus on reducing costs and the closure of certain research and development facilities in Fiscal 2022. The combination of these factors were the main contributors to the $1,521.0 million increase in operating loss.

Interest expense
Interest expense remained relatively flat at $182.8 million for Six Months 2023 as compared to $182.5 million for Six Months 2022 as approximately $220 million of higher average borrowings were largely offset by an increase in capitalized interest in connection with the Mexico Beer Projects.

Loss on extinguishment of debt
Loss on extinguishment of debt primarily consist of a premium payment and the write-off of debt issuance costs in connection with the May 2022 tender offers of our 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes (Six Months 2023) and make-whole payments in connection with the early redemption of our (i) 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes (Six Months 2023) and (ii) 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes (Six Months 2022).

(Provision for) benefit from income taxes
The provision for income taxes increased to $257.8 million for Six Months 2023 from $117.8 million for Six Months 2022. Our effective tax rate for Six Months 2023 was (53.3)% as compared with (15.3)% for Six Months 2022. In comparison to prior year, our income taxes were impacted primarily by:

•an increase in the valuation allowance related to our investment in Canopy;
•the effective tax rates applicable to our foreign businesses, including the impact of the Six Months 2022 long-lived asset impairment of brewery construction in progress; partially offset by
•a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture.

For additional information, refer to Note 9.

We expect our reported effective tax rate for Fiscal 2023 to be in the range of 70% to 72%. Since estimates are not currently available, this range does not reflect any future changes in the fair value of our Canopy investment measured at fair value and any future equity in earnings (losses) from the Canopy Equity Method Investment and related activities.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
Net income (loss) attributable to CBI
Net loss attributable to CBI decreased to $761.7 million for Six Months 2023 from $906.6 million for Six Months 2022. This decrease of $144.9 million, or 16%, is largely attributable to (i) a decrease in unrealized net loss from the changes in fair value of our investment in Canopy, (ii) the impairment of long-lived assets for Six Months 2022 in connection with certain assets at the Mexicali Brewery, and (iii) the improvements within the Beer segment, partially offset by (i) the impairment of our Canopy Equity Method Investment, (ii) the increase in equity losses from Canopy’s results, and (iii) the increase in the provision for income taxes.

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

We expect the Reclassification may require significant cash outlays in the near-term. If the Reclassification is completed, each share of Class B Stock issued and outstanding immediately prior to the Effective Time will be reclassified and converted into one share of Class A Stock and the right to receive $64.64 in cash, without interest. We expect the aggregate cash payment to holders of Class B Stock at the Effective Time will be $1.5 billion. In addition, we have incurred $21.3 million of non-recurring costs and expenses for Six Months 2023 and will continue to incur substantial non-recurring costs and expenses in connection with the negotiation and completion of the Reclassification. In August 2022, we entered into a $1.0 billion delayed draw three-year term loan facility to partially fund the aggregate cash payment to holders of Class B Stock. We expect to also finance up to $500 million of short-term debt, which may be in the form of commercial paper or borrowings under our revolving credit facility to fund the remainder of the aggregate cash payment to holders of Class B Stock. In addition to our commercial paper program and revolving credit facility, we also have historically had access to obtain additional financing through the issuance of long-term debt, and we expect to continue to have the ability to do so. Given that we expect to use drawings under the August 2022 Term Credit Agreement to finance a portion of the $1.5 billion cash payment to the holders of Class B Stock and the other potential sources of funding described above, we do not expect the Reclassification to have a material impact on our liquidity and we do not presently have any alternative financing plans.

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

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents
As of August 31, 2022, the exercise of the November 2018 Canopy Warrants would have required a cash outflow of approximately $5.7 billion based on the terms of the warrants. The exercise price for the November 2018 Canopy Warrants exceeded Canopy’s stock price as of August 31, 2022.

Cash Flows

	Six Months 2023	Six Months 2022	Dollar Change	Percent Change
(in millions)
Net cash provided by (used in):
Operating activities	$1,654.3	$1,525.9	$128.4	8%
Investing activities	(486.0)	(377.1)	(108.9)	(29)%
Financing activities	(1,198.6)	(1,506.4)	307.8	20%
Effect of exchange rate changes on cash and cash equivalents	(4.0)	0.4	(4.4)	NM
Net increase (decrease) in cash and cash equivalents	$(34.3)	$(357.2)	$322.9	90%

Operating activities
The increase in net cash provided by (used in) operating activities consists of:

	Six Months 2023	Six Months 2022	Dollar Change	Percent Change
(in millions)
Net income (loss)	$(741.4)	$(885.4)	$144.0	16%
Unrealized net (gain) loss on securities measured at fair value	31.7	1,335.1	(1,303.4)	(98)%
Deferred tax provision (benefit)	208.6	(19.2)	227.8	NM
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	815.6	35.3	780.3	NM
Impairment of Canopy Equity Method Investment	1,060.3	—	1,060.3	NM
Impairment of brewery construction in progress	—	665.9	(665.9)	NM
Other non-cash adjustments	374.3	234.5	139.8	60%
Change in operating assets and liabilities, net of effects from purchase and sale of business	(94.8)	159.7	(254.5)	(159)%
Net cash provided by (used in) operating activities	$1,654.3	$1,525.9	$128.4	8%

The net change in operating assets and liabilities was largely driven by (i) a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture, (ii) an exclusivity payment received in connection with distribution arrangements for our U.S. wine and spirits brand portfolio in Six Months 2022, and (iii) accounts payable primarily attributable to the timing of payments for both the Beer and Wine and Spirits segments. These changes were partially offset by the timing of collections for (i) recoverable value-added taxes for the Beer segment and (ii) accounts receivable for the Wine and Spirits segment. Additionally, the overall increase in net cash provided by operating activities benefited from lower income tax payments in Six Months 2023 as compared to Six Months 2022.

Investing activities
Net cash used in investing activities increased to $486.0 million for Six Months 2023 from $377.1 million for Six Months 2022. This increase of $108.9 million was primarily due to $81.6 million of higher capital expenditures and $37.2 million of business acquisitions for Six Months 2023, consisting of Lingua Franca and Austin Cocktails.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 48

MD&A	Table of Contents

Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	Six Months 2023	Six Months 2022	Dollar Change	Percent Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$499.7	$96.0	$403.7	NM
Dividends paid	(295.3)	(289.3)	(6.0)	(2)%
Purchases of treasury stock	(1,400.5)	(1,305.0)	(95.5)	(7)%
Net cash provided by stock-based compensation activities	20.0	13.1	6.9	53%
Distributions to noncontrolling interests	(22.5)	(21.2)	(1.3)	(6)%
Net cash provided by (used in) financing activities	$(1,198.6)	$(1,506.4)	$307.8	20%

Debt

Total debt outstanding as of August 31, 2022, amounted to $10,950.2 million, an increase of $533.7 million from February 28, 2022. This increase consisted of:

Debt repayment	Debt issuance

Bank facilities
In August 2022, we entered into the August 2022 Term Credit Agreement. The August 2022 Term Credit Agreement provides for a $1.0 billion delayed single draw three-year term loan facility and is not subject to amortization payments, with the balance due and payable on the earliest of (i) three years after the funding date (as defined in the August 2022 Term Credit Agreement) and (ii) December 31, 2025.

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

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 49

MD&A	Table of Contents
In April 2022, the Company and the Administrative Agent and Lender amended the June 2021 Term Credit Agreement. The principal changes effected by the April 2022 amendment were the refinement of certain negative covenants and replacement of LIBOR rates with rates based on term SOFR.

Senior notes
In May 2022, we issued the May 2022 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,837.4 million were used towards a series of cash tender offers, the June 2022 repayment of the 3.20% February 2018 Senior Notes and the 4.25% May 2013 Senior Notes, and for general corporate purposes, including working capital, funding capital expenditures, retirement of debt, and other business opportunities.

General
The majority of our outstanding borrowings as of August 31, 2022, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2024 to calendar 2050, and a variable-rate senior unsecured term loan facility under our April 2022 Term Credit Agreement with a calendar 2024 maturity date.

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

We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	August 31, 2022	September 30, 2022
(in millions)
Revolving credit facility (1)	$1,573.5	$1,728.8
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

We and our subsidiaries are subject to covenants that are contained in our 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of August 31, 2022, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

The representations, warranties, covenants, and events of default set forth in our April 2022 Term Credit Agreement and August 2022 Term Credit Agreement are substantially similar to those set forth in our 2022 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 50

MD&A	Table of Contents
(iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of August 31, 2022, we were in compliance with our covenants under our 2022 Credit Agreement, our April 2022 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2022 Annual Report and Note 8.

Common Stock Dividends

On October 5, 2022, our Board of Directors declared a quarterly cash dividend of $0.80 per share of Class A Stock, $0.72 per share of Class B Stock, and $0.72 per share of Class 1 Stock payable on November 18, 2022, to stockholders of record of each class as of the close of business on November 4, 2022.

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

Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A Stock and Class B Stock under the 2018 Authorization and an additional repurchase of up to $2.0 billion of our Class A Stock and Class B Stock under the 2021 Authorization. The 2018 Authorization was fully utilized during the three months ended May 31, 2022, through a combination of open market transactions and an ASR that was announced in April 2022.

As of August 31, 2022, total shares repurchased under the 2018 Authorization and 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$3,000.0	13,331,156
2021 Authorization	$2,000.0	$836.9	3,463,417

Share repurchases under the 2021 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares become treasury shares, including shares repurchased under the 2018 Authorization and the 2021 Authorization.

We currently expect to continue to repurchase shares in the future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2022 Annual Report as supplemented by the additional factors set forth under Item 1A. “Risk Factors” included in this Form 10-Q.

For additional information, refer to Note 17 of our consolidated financial statements included in our 2022 Annual Report and Note 10.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 51

MD&A	Table of Contents

Accounting Guidance

Accounting guidance adopted for Six Months 2023 did not have a material impact on our Financial Statements.

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation:

•The statements under Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:
◦our business strategy, future operations, innovation, and Digital Business Acceleration strategies, new products, future financial position and liquidity, future net sales, expected volume, inventory, and depletion trends, future marketing spend, long-term financial model, including our targeted net leverage ratio, future effective tax rates and anticipated tax liabilities, access to capital markets, and prospects, plans, and objectives of management;
◦anticipated inflationary pressures and our responses thereto as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, such as repercussions from the conflict in Ukraine;
◦our ESG strategy;
◦the potential impact to supply, production levels, and costs due to global supply chain constraints and transportation;
◦the Reclassification, including associated non-recurring costs and expenses, financings, and requisite stockholder approvals;
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
•The statements regarding the future reclassification of net gains from AOCI.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 52

MD&A	Table of Contents
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
•the actual balance of supply and demand for our products and the performance of our distributors due to, among other reasons, actual raw material and water supply, actual shipments to distributors, and actual consumer demand;
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
•the timeframe and amount of any potential future impairment of our Canopy Equity Method Investment if our expectations about Canopy’s prospective results and cash flows decline, which could be influenced by various factors including adverse market conditions or if Canopy records another significant impairment of goodwill or intangible or other long-lived assets, makes significant asset sales, or has changes in senior management;

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 53

MD&A	Table of Contents
•the amount of contingent consideration, if any, received in the divestiture of a portion of our wine and spirits business which will depend on actual future brand performance;
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
•failure to receive the requisite approvals of our stockholders necessary to achieve the Reclassification, any other delays with respect to, or the failure to complete, the Reclassification, the ultimate outcome of any litigation matter related to the Reclassification, the ability to recognize the anticipated benefits of the Reclassification, the impact of the Reclassification on the market price of our common stock, and the incurrence of substantial non-recurring costs and expenses in connection with the negotiation and completion of the Reclassification; and
•our targeted net leverage ratio due to market conditions, our ability to generate cash flow at expected levels, and our ability to generate expected earnings.

For additional information about risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements, please refer to Item 1A. “Risk Factors” of our 2022 Annual Report.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 54

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of August 31, 2022, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, euro, and New Zealand dollar. Approximately 100% of our balance sheet exposures and 83% of our forecasted transactional exposures for the remaining six months of Fiscal 2023 were hedged as of August 31, 2022.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2022, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 87% of our forecasted transactional exposures for the remaining six months of Fiscal 2023 were hedged as of August 31, 2022.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
(in millions)
Foreign currency contracts	$2,733.8	$1,927.9	$95.6	$59.4	$(187.2)	$(120.4)
Commodity derivative contracts	$328.9	$187.0	$66.5	$53.3	$(34.6)	$(23.0)

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of August 31, 2022, or August 31, 2021.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 55

OTHER KEY INFORMATION	Table of Contents

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
(in millions)
Fixed interest rate debt	$10,068.1	$9,869.2	$(9,309.1)	$(10,897.6)	$(648.4)	$(852.4)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $4.0 million and $2.1 million for the six months ended August 31, 2022, and August 31, 2021, respectively.

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

As of August 31, 2022, the fair value of our investment in the November 2018 Canopy Warrants and the Canopy Debt Securities was $80.3 million, with an unrealized net gain (loss) on this investment of $(31.7) million recognized in our results of operations for the six months ended August 31, 2022. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of August 31, 2022, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $3.5 million.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 56

OTHER KEY INFORMATION	Table of Contents
PART II – OTHER INFORMATION
Item 1A. Risk Factors.

In addition to information discussed elsewhere in this Form 10-Q, you should carefully consider the risk factors disclosed in the 2022 Annual Report. In addition, you should read and carefully consider the other risks associated with the Reclassification found in the Registration Statement on Form S-4. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the 2022 Annual Report except for the updated risk factors below. The risk factors described below and the additional risks described in the 2022 Annual Report and the Registration Statement on Form S-4 are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial could materially affect our business, liquidity, financial condition, and/or results of operations in present and/or future periods.

Other Risks
Reclassification-related costs and uncertainties; failure to consummate the Reclassification could adversely affect the price of our Class A Stock and/or our Class B Stock; the Reclassification, if completed, may not benefit us or our stockholders
Under the terms of the Reclassification Agreement, our and the Sands Family Stockholders’ obligation to consummate the Reclassification is subject to customary conditions, including, among others, the approval of the Reclassification by our stockholders. We cannot be certain that these conditions will be satisfied and it is possible that the Reclassification Agreement may be terminated for failure to satisfy a condition precedent or for other reasons. We have incurred and will continue to incur substantial non-recurring costs and expenses in connection with the negotiation and completion of the Reclassification. These costs and expenses, as well as other unanticipated costs and expenses, could have an adverse effect on our financial condition and operating results. Furthermore, our costs of defending any litigation or other proceeding relating to the Reclassification could be substantial. If the Reclassification is not completed, our businesses and financial results may be adversely affected, including as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of shares of Class A Stock and/or Class B Stock and (ii) we will have expended substantial time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to us.

Even if the Reclassification is completed, it may not result in an increase in stockholder value or improve the liquidity and marketability of our equity. If the Reclassification is not viewed favorably by members of the investment community, it may cause a decrease in the value of our Class A Stock following the Reclassification and impair its liquidity and marketability. Furthermore, securities markets worldwide have recently experienced significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could cause a reduction in the market price and liquidity of shares of our Class A Stock following the Reclassification, particularly if the Reclassification is not viewed favorably by members of the investment community.

Lawsuit filed against the Company and members of the Board of Directors (including certain members of the Sands family) in connection with the Reclassification
The Company and members of the Board of Directors (including certain members of the Sands family, who own approximately 98% of the outstanding shares of Class B Stock) are named as defendants in a lawsuit brought by a purported holder of Class A Stock. The plaintiff alleges, among other things, that the defendants misrepresented and omitted facts in the proxy statement/prospectus distributed in connection with the Reclassification vote or aided and abetted the same. The plaintiff seeks, among other things, to enjoin the closing of the Reclassification. While we believe this lawsuit is without merit, the outcome of such litigation is uncertain. Other persons or entities may file additional lawsuits in connection with the Reclassification. An adverse determination in the lawsuit that has been filed or any additional lawsuits brought in connection with the Reclassification may prevent the Reclassification from becoming effective within the expected timeframe or at all.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 57

OTHER KEY INFORMATION	Table of Contents
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(in millions, except share and per share data)
June 1 – 30, 2022 (2)	1,240,495	$236.20	1,240,495	$1,262.9
July 1 – 31, 2022	—	$—	—	$1,262.9
August 1 – 31, 2022	411,950	$242.50	411,950	$1,163.1
Total	1,652,445	$237.77	1,652,445
(1)In January 2021, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $2.0 billion of our Class A Stock and Class B Stock under the 2021 Authorization. The Board of Directors did not specify a date upon which the 2021 Authorization would expire. Share repurchases for the periods included herein were effected through open market transactions.
(2)Repurchases were made pursuant to a Rule 10b5-1 trading plan.

Item 6.    Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed or furnished herewith or incorporated herein by reference, see the Index to Exhibits immediately following.

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 58

OTHER KEY INFORMATION	Table of Contents
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Subscription Agreement, dated as of August 14, 2018, by and between CBG Holdings LLC and Canopy, including, among other things, a form of the Amended and Restated Investor Rights Agreement. †	8-K	2.1	August 16, 2018

2.2	Foreign Exchange Rate Agreement dated October 26, 2018, between CBG Holdings LLC and Canopy.	10-Q	2.2	January 9, 2019

2.3	Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between the Company and E. & J. Gallo Winery. †‡	8-K	2.1	May 29, 2020

2.4	First Amendment dated September 28, 2020 and effective September 28, 2020, to Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between the Company and E. & J. Gallo Winery.	10-Q	2.6	October 1, 2020

2.5	Asset Purchase Agreement made and entered into as of June 22, 2020, by and between the Company and E. & J. Gallo Winery regarding the Nobilo transaction. †	8-K	2.1	June 25, 2020

3.1	Restated Certificate of Incorporation of the Company.	10-Q	3.1	October 13, 2009

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company.	10-Q	3.2	October 13, 2009

3.3	By-Laws of the Company, amended and restated as of April 6, 2022.	8-K	3.1	April 7, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.2	Supplemental Indenture No. 1, with respect to 6.0% Senior Notes due May 2022, dated as of April 17, 2012, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1.1	April 23, 2012

4.3	Supplemental Indenture No. 3, with respect to 3.75% Senior Notes due May 2021, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	May 16, 2013

4.4	Supplemental Indenture No. 4, with respect to 4.25% Senior Notes due May 2023, dated as of May 14, 2013, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.2	May 16, 2013

4.5	Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and M&T, as Trustee.	8-K	4.4	June 11, 2013

4.6	Supplemental Indenture No. 6, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and M&T, as Trustee.	10-Q	4.21	July 10, 2014

4.7	Supplemental Indenture No. 7, with respect to 3.875% Senior Notes due 2019, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	November 7, 2014

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 59

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.8	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

4.9	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.10	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.11	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.12	Supplemental Indenture No. 12 with respect to 2.700% Senior Notes due 2022, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	May 9, 2017

4.13	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.14	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.15	Supplemental Indenture No. 15 with respect to 2.000% Senior Notes due 2019, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	November 7, 2017

4.16	Supplemental Indenture No. 16 with respect to 2.250% Senior Notes due 2020, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.2	November 7, 2017

4.17	Supplemental Indenture No. 17 with respect to 2.650% Senior Notes due 2022, dated as of November 7, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.3	November 7, 2017

4.18	Supplemental Indenture No. 18 with respect to 3.200% Senior Notes due 2023, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	February 7, 2018

4.19	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.20	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.21	Supplemental Indenture No. 21 with respect to Senior Floating Rate Notes due 2021, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee (no longer outstanding).	8-K	4.1	October 29, 2018

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 60

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date

4.22	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

4.23	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.24	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.25	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.26	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.27	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.28	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.29	Supplemental Indenture No. 29 with respect to 3.600% Senior Notes due 2024, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 9, 2022

4.30	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.31	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022
4.32	Restatement Agreement, dated as of March 26, 2020 by and among the Company, CB International, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Ninth Amended and Restated Credit Agreement dated as of March 26, 2020, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	March 31, 2020

4.33	2020 Term Loan Restatement Agreement, dated as of March 26, 2020, by and among the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent and Lender, including the Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.3	March 31, 2020

4.34	Amendment No. 1, dated as of June 10, 2021, to Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company and Bank of America, N.A., as Administrative Agent and Lender.	10-Q	4.30	June 30, 2021

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 61

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.35	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.36	Amendment No. 2, dated as of April 14, 2022, to Amended and Restated Term Loan Credit Agreement, dated as of March 26, 2020, as amended by Amendment No. 1, dated as of June 10, 2021, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.2	April 15, 2022

4.37	Term Loan Credit Agreement, dated as of August 9, 2022, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	August 9, 2022

10.1	Reclassification Agreement, dated as of June 30, 2022, by and among the Company and the Sands Family Stockholders listed therein.	8-K	10.1	June 30, 2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

99.1	Consent Agreement, dated April 18, 2019, by and between CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.4	April 30, 2019

99.2	Second Amended and Restated Investor Rights Agreement, dated April 18, 2019, by and among Greenstar Canada Investment Limited Partnership, CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.3	April 30, 2019

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 62

OTHER KEY INFORMATION	Table of Contents

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
‡	Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

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

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	October 6, 2022	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Senior Vice President and Controller

Date:	October 6, 2022	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q2 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 64