Form 10-Q
period 2022-11-30
CONSTELLATION BRANDS, INC.
filed 2023-01-05
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
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
Yes  ☐  No  ☒
There were 184,498,219 shares of Class A Common Stock and 52,685 shares of Class 1 Common Stock outstanding as of December 31, 2022.

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. For further information regarding such forward-looking statements, risks, and uncertainties, please see “Information Regarding Forward-Looking Statements” under MD&A.

Defined Terms

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We use terms in this Form 10-Q and in our Notes that are specific to us or are abbreviations that may not be commonly known or used.

Term	Meaning

$	U.S. dollars
2.65% November 2017 Senior Notes	$700.0 million principal amount of 2.65% senior notes issued in November 2017 and redeemed in August 2021, prior to maturity
2.70% May 2017 Senior Notes	$500.0 million principal amount of 2.70% senior notes issued in May 2017 and redeemed in August 2021, prior to maturity
3.20% February 2018 Senior Notes	$600.0 million principal amount of 3.20% senior notes issued in February 2018, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
4.25% May 2013 Senior Notes	$1,050.0 million principal amount of 4.25% senior notes issued in May 2013, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
2018 Authorization	authority to repurchase up to $3.0 billion of our publicly traded common stock, authorized in January 2018 by our Board of Directors
2020 U.S. wildfires	significant wildfires that broke out in California, Oregon, and Washington states which affected the 2020 U.S. grape harvest
2021 Authorization	authority to repurchase up to $2.0 billion of our publicly traded common stock, authorized in January 2021 by our Board of Directors
2022 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2022
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, that provides for an aggregate revolving credit facility of $2.25 billion
2022 Restatement Agreement	restatement agreement, dated as of April 14, 2022, that amended and restated the ninth amended and restated agreement, dated as of March 26, 2020, which was our then-existing senior credit facility as of February 28, 2022
2022 Wine Divestiture	sale of certain mainstream and premium wine brands and related inventory
3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for our consumers to purchase beverage alcohol from retailers
ABA	alternative beverage alcohol
Acreage	Acreage Holdings, Inc.
Acreage Financial Instrument	a call option for Canopy to acquire up to 100% of the shares of Acreage
Acreage Transaction	Canopy’s intention to acquire Acreage, subject to certain conditions
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and term loan credit agreements
Amended and Restated By-Laws	our amended and restated by-laws which became effective at the Effective Time
Amended and Restated Charter	our amended and restated certificate of incorporation which effectuated the Reclassification at the Effective Time
AOCI	accumulated other comprehensive income (loss)
April 2022 Term Credit Agreement	June 2021 Term Credit Agreement, inclusive of amendment dated as of April 14, 2022
ASR	accelerated share repurchase agreement with a third-party financial institution
August 2022 Term Credit Agreement	term loan credit agreement, dated as of August 9, 2022, that provided for a $1.0 billion unsecured delayed draw three-year term loan facility
Austin Cocktails	we made an initial investment in the Austin Cocktails business and subsequently acquired the remaining ownership interest
C$	Canadian dollars

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

Canopy	we made an investment in Canopy Growth Corporation, an Ontario, Canada-based public company
Canopy Amendment	a proposed resolution authorizing amending Canopy’s share capital to create Exchangeable Shares and providing for the conversion of Canopy common shares into Exchangeable Shares on a one-for-one basis at any time and at the option of the holder of such shares
Canopy Debt Securities	debt securities issued by Canopy, as amended to remove Canopy's right to settle such debt securities on conversion into Canopy common shares
Canopy Equity Method Investment	November 2017 Canopy Investment, November 2018 Canopy Investment, May 2020 Canopy Investment, and July 2022 Canopy Investment, collectively
Canopy Strategic Transaction(s)	any potential acquisition, divestiture, investment, or other similar transaction made by Canopy, including but not limited to the Acreage Transaction and the Canopy Transaction
Canopy Transaction	proposed corporate transaction by Canopy, including the creation of Exchangeable Shares, designed to consolidate its U.S. cannabis assets into Canopy USA
Canopy USA	a new U.S. holding company formed by Canopy
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
Class B Stock	our Class B Convertible Common Stock, par value $0.01 per share, eliminated on November 10, 2022, pursuant to the Reclassification
CODM	chief operating decision maker
Comparable Adjustments	certain items affecting comparability that have been excluded by management
Consent Agreement	an agreement between Canopy and (i) Greenstar Canada Investment Limited Partnership and (ii) CBG Holdings LLC, our indirect, wholly-owned subsidiaries
Depletions	represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data
Digital Business Acceleration	a phased initiative by the Company to create a cohesive digital strategy and build an advanced digital business in the coming years
DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
Effective Time	the time that the Amended and Restated Charter was duly filed with the Secretary of State of the State of Delaware on November 10, 2022
ERP	enterprise resource planning system
ESG	environmental, social, and governance
Exchangeable Shares	proposed new class of non-voting and non-participating exchangeable shares in Canopy which will be convertible into common shares of Canopy
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	our consolidated financial statements and notes thereto included herein
Fiscal 2022	the Company’s fiscal year ended February 28, 2022
Fiscal 2023	the Company’s fiscal year ending February 28, 2023
Fiscal 2024	the Company’s fiscal year ending February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

Five-Year Term Facility	a five-year term loan facility under the April 2022 Term Credit Agreement
Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022, unless otherwise specified
GHG	greenhouse gas
GivingTuesday	a global generosity movement to encourage others to give back to their community, occurring each year on the Tuesday following Thanksgiving in the U.S.
July 2022 Canopy Investment	in July 2022, we received 29.2 million common shares of Canopy through the exchange of C$100.0 million principal amount of our Canopy Debt Securities
June 2021 Term Credit Agreement	amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of the Five-Year Term Facility, inclusive of amendment dated as of June 10, 2021
Lender	Bank of America, N.A., as lender for the April 2022 Term Credit Agreement
LIBOR	London Interbank Offered Rate
Lingua Franca	Lingua Franca, LLC business, acquired by us
May 2020 Canopy Investment	in May 2020, we made an incremental investment for 18.9 million common shares of Canopy through the exercise of warrants obtained in November 2017
May 2022 Senior Notes	$1,850.0 million aggregate principal amount of senior notes issued in May 2022
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregon Brewery, Nava Brewery, and Veracruz Brewery
M&T	Manufacturers and Traders Trust Company
My Favorite Neighbor	we made an initial investment in My Favorite Neighbor, LLC and subsequently acquired the remaining ownership interest
NA	not applicable
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava
Net sales	gross sales less promotions, returns and allowances, and excise taxes
Nine Months 2022	the Company’s nine months ended November 30, 2021
Nine Months 2023	the Company’s nine months ended November 30, 2022
NM	not meaningful
Note(s)	notes to the consolidated financial statements
November 2017 Canopy Investment	in November 2017, we made an initial investment for 18.9 million common shares of Canopy
November 2018 Canopy Investment	in November 2018, we made an incremental investment for 104.5 million common shares of Canopy
November 2018 Canopy Warrants	Tranche A Warrants, Tranche B Warrants, and Tranche C Warrants, collectively
Obregon	Obregon, Sonora, Mexico
Obregon Brewery	brewery located in Obregon
OCI	other comprehensive income (loss)
October 2022 Credit Agreement Amendments	amendments dated as of October 18, 2022, to the 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances
Reclassification	the reclassification, exchange, and conversion of the Company’s common stock to eliminate the Class B Stock pursuant to the terms and conditions of the Reclassification Agreement

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I iii

Term	Meaning

Reclassification Agreement	reclassification agreement in support of the Reclassification, dated June 30, 2022, among the Company and the Sands Family Stockholders
Registration Rights Agreement	Registration Rights Agreement, dated as of November 10, 2022, by and among the Company and the Sands Family Stockholders
Registration Statement on Form S-4	our Registration Statement on Form S-4, including our proxy statement/prospectus, in connection with the Reclassification declared effective by the SEC on September 21, 2022
RTD	ready-to-drink
SEC	Securities and Exchange Commission
Sands Family Stockholders
RES Master LLC, RES Business Holdings LP, SER Business Holdings LP, RHT 2015 Business Holdings LP, RSS Master LLC, RSS Business Holdings LP, SSR Business Holdings LP, RSS 2015 Business Holdings LP, RCT 2015 Business Holdings LP, RCT 2020 Investments LLC, NSDT 2009 STZ LLC, NSDT 2011 STZ LLC, RSS Business Management LLC, SSR Business Management LLC, LES Lauren Holdings LLC, MES Mackenzie Holdings LLC, Abigail Bennett, Zachary Stern, A&Z 2015 Business Holdings LP (subsequently liquidated), Marilyn Sands Master Trust, MAS Business Holdings LP, Sands Family Foundation, Richard Sands, Robert Sands, WildStar, Astra Legacy LLC, AJB Business Holdings LP, and ZMSS Business Holdings LP

Specified Time	such time as the domestic sale of marijuana could not reasonably be expected to violate the Controlled Substances Act, the Civil Asset Forfeiture Reform Act (as it relates to violation of the Controlled Substances Act), and all related applicable anti-money laundering laws
Securities Act	Securities Act of 1933, as amended
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
THC	tetrahydrocannabinol
Third Quarter 2022	the Company’s three months ended November 30, 2021
Third Quarter 2023	the Company’s three months ended November 30, 2022
Tranche A Warrants	warrants which give us the option to purchase 88.5 million common shares of Canopy expiring November 1, 2023
Tranche B Warrants	warrants which give us the option to purchase 38.4 million common shares of Canopy expiring November 1, 2026
Tranche C Warrants	warrants which give us the option to purchase 12.8 million common shares of Canopy expiring November 1, 2026
TSX	Toronto Stock Exchange
U.S.	United States of America
U.S. GAAP	generally accepted accounting principles in the U.S.
Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	a new brewery being constructed in Veracruz
VWAP Exercise Price	volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date
WildStar	WildStar Partners LLC

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I iv

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	November 30, 2022	February 28, 2022
ASSETS
Current assets:
Cash and cash equivalents	$185.0	$199.4
Accounts receivable	921.0	899.0
Inventories	1,802.0	1,573.2
Prepaid expenses and other	617.9	658.1
Total current assets	3,525.9	3,329.7
Property, plant, and equipment	6,523.8	6,059.6
Goodwill	7,896.6	7,862.4
Intangible assets	2,741.5	2,755.2
Equity method investments	771.4	2,688.7
Securities measured at fair value	95.0	191.4
Deferred income taxes	2,241.7	2,351.5
Other assets	667.1	617.3
Total assets	$24,463.0	$25,855.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$875.6	$323.0
Current maturities of long-term debt	9.6	605.3
Accounts payable	1,008.1	899.2
Other accrued expenses and liabilities	831.7	871.3
Total current liabilities	2,725.0	2,698.8
Long-term debt, less current maturities	11,287.1	9,488.2
Deferred income taxes and other liabilities	1,734.2	1,621.0
Total liabilities	15,746.3	13,808.0
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,667,148 shares and 187,263,859 shares, respectively	2.1	1.9
Class B Stock, $0.01 par value – Authorized, 0 shares and 30,000,000 shares, respectively; Issued, 0 shares and 28,212,340 shares, respectively	—	0.3
Additional paid-in capital	1,883.6	1,808.9
Retained earnings	12,267.8	14,505.4
Accumulated other comprehensive income (loss)	(200.9)	(412.7)
	13,952.6	15,903.8
Less: Treasury stock –
Class A Stock, at cost, 28,175,566 shares and 22,824,607 shares, respectively	(5,563.1)	(4,169.7)
Class B Stock, at cost, 0 shares and 5,005,800 shares, respectively	—	(2.2)
	(5,563.1)	(4,171.9)
Total CBI stockholders’ equity	8,389.5	11,731.9
Noncontrolling interests	327.2	315.9
Total stockholders’ equity	8,716.7	12,047.8
Total liabilities and stockholders’ equity	$24,463.0	$25,855.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2022	2021	2022	2021
Sales	$8,029.6	$7,260.3	$2,624.6	$2,507.0
Excise taxes	(574.8)	(542.1)	(188.1)	(186.4)
Net sales	7,454.8	6,718.2	2,436.5	2,320.6
Cost of product sold	(3,647.0)	(3,143.5)	(1,209.6)	(1,094.9)
Gross profit	3,807.8	3,574.7	1,226.9	1,225.7
Selling, general, and administrative expenses	(1,431.6)	(1,254.6)	(480.2)	(385.8)
Impairment of brewery construction in progress	—	(665.9)	—	—
Operating income (loss)	2,376.2	1,654.2	746.7	839.9
Income (loss) from unconsolidated investments	(1,944.2)	(1,541.8)	(37.2)	(171.8)
Interest expense	(281.5)	(270.5)	(98.7)	(88.0)
Loss on extinguishment of debt	(23.3)	(29.4)	—	—
Income (loss) before income taxes	127.2	(187.5)	610.8	580.1
(Provision for) benefit from income taxes	(388.9)	(217.1)	(131.1)	(99.3)
Net income (loss)	(261.7)	(404.6)	479.7	480.8
Net (income) loss attributable to noncontrolling interests	(32.3)	(31.2)	(12.0)	(10.0)
Net income (loss) attributable to CBI	$(294.0)	$(435.8)	$467.7	$470.8

Comprehensive income (loss)	$(32.8)	$(708.6)	$643.1	$130.0
Comprehensive (income) loss attributable to noncontrolling interests	(49.4)	(14.8)	(20.9)	8.1
Comprehensive income (loss) attributable to CBI	$(82.2)	$(723.4)	$622.2	$138.1

Net income (loss) per common share attributable to CBI:
Basic – Class A Stock	$(1.48)	$(2.31)	$2.58	$2.53
Basic – Class B Stock	$(2.01)	$(2.10)	$1.78	$2.30

Diluted – Class A Stock	$(1.48)	$(2.31)	$2.52	$2.48
Diluted – Class B Stock	$(2.01)	$(2.10)	$1.78	$2.29

Weighted average common shares outstanding:
Basic – Class A Stock	164.573	167.692	166.677	164.999
Basic – Class B Stock	23.206	23.230	23.206	23.222

Diluted – Class A Stock	164.573	167.692	185.291	189.939
Diluted – Class B Stock	23.206	23.230	23.206	23.222

Cash dividends declared per common share:
Class A Stock	$2.40	$2.28	$0.80	$0.76
Class B Stock	$2.16	$2.07	$0.72	$0.69

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2022	$1.9	$0.3	$1,808.9	$14,505.4	$(412.7)	$(4,171.9)	$315.9	$12,047.8
Comprehensive income (loss):
Net income (loss)	—	—	—	389.5	—	—	9.8	399.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	246.4	—	12.6	259.0
Comprehensive income (loss)								658.3
Repurchase of shares	—	—	—	—	—	(1,007.6)	—	(1,007.6)
Dividends declared	—	—	—	(148.7)	—	—	—	(148.7)
Noncontrolling interest distributions	—	—	—	—	—	—	(11.2)	(11.2)
Shares issued under equity compensation plans	—	—	(0.6)	—	—	3.8	—	3.2
Stock-based compensation	—	—	16.7	—	—	—	—	16.7
Balance at May 31, 2022	1.9	0.3	1,825.0	14,746.2	(166.3)	(5,175.7)	327.1	11,558.5
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,151.2)	—	—	10.5	(1,140.7)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(189.1)	—	(4.4)	(193.5)
Comprehensive income (loss)								(1,334.2)
Repurchase of shares	—	—	—	—	—	(392.9)	—	(392.9)
Dividends declared	—	—	—	(146.6)	—	—	—	(146.6)
Noncontrolling interest distributions	—	—	—	—	—	—	(11.3)	(11.3)
Shares issued under equity compensation plans	—	—	14.5	—	—	2.0	—	16.5
Stock-based compensation	—	—	20.9	—	—	—	—	20.9
Balance at August 31, 2022	1.9	0.3	1,860.4	13,448.4	(355.4)	(5,566.6)	321.9	9,710.9
Comprehensive income (loss):
Net income (loss)	—	—	—	467.7	—	—	12.0	479.7
Other comprehensive income (loss), net of income tax effect	—	—	—	—	154.5	—	8.9	163.4
Comprehensive income (loss)								643.1
Reclassification payment	—	—	—	(1,500.0)	—	—	—	(1,500.0)
Retirement of treasury shares	—	(0.1)	—	(2.2)	—	2.3	—	—
Conversion of common shares	0.2	(0.2)	—	—	—	—	—	—
Dividends declared	—	—	—	(146.1)	—	—	—	(146.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(15.6)	(15.6)
Shares issued under equity compensation plans	—	—	4.9	—	—	1.2	—	6.1
Stock-based compensation	—	—	18.3	—	—	—	—	18.3
Balance at November 30, 2022	$2.1	$—	$1,883.6	$12,267.8	$(200.9)	$(5,563.1)	$327.2	$8,716.7

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2021	$1.9	$0.3	$1,604.2	$15,117.8	$(335.5)	$(2,789.8)	$330.2	$13,929.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(908.1)	—	—	10.8	(897.3)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	98.9	—	5.6	104.5
Comprehensive income (loss)								(792.8)
Repurchase of shares	—	—	—	—	—	(400.8)	—	(400.8)
Dividends declared	—	—	—	(146.1)	—	—	—	(146.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.6)	(10.6)
Shares issued under equity compensation plans	—	—	(0.9)	—	—	3.8	—	2.9
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Balance at May 31, 2021	1.9	0.3	1,619.2	14,063.6	(236.6)	(3,186.8)	336.0	12,597.6
Comprehensive income (loss):
Net income (loss)	—	—	—	1.5	—	—	10.4	11.9
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(53.8)	—	(3.9)	(57.7)
Comprehensive income (loss)								(45.8)
Repurchase of shares	—	—	—	—	—	(904.2)	—	(904.2)
Dividends declared	—	—	—	(142.9)	—	—	—	(142.9)
Noncontrolling interest distributions	—	—	—	—	—	—	(10.6)	(10.6)
Shares issued under equity compensation plans	—	—	8.9	—	—	1.4	—	10.3
Stock-based compensation	—	—	20.2	—	—	—	—	20.2
Balance at August 31, 2021	1.9	0.3	1,648.3	13,922.2	(290.4)	(4,089.6)	331.9	11,524.6
Comprehensive income (loss):
Net income (loss)	—	—	—	470.8	—	—	10.0	480.8
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(332.7)	—	(18.1)	(350.8)
Comprehensive income (loss)								130.0
Repurchase of shares	—	—	—	—	—	(85.5)	—	(85.5)
Dividends declared	—	—	—	(141.4)	—	—	—	(141.4)
Noncontrolling interest distributions	—	—	—	—	—	—	(15.7)	(15.7)
Shares issued under equity compensation plans	—	—	135.8	—	—	0.9	—	136.7
Stock-based compensation	—	—	(2.3)	—	—	—	—	(2.3)
Balance at November 30, 2021	$1.9	$0.3	$1,781.8	$14,251.6	$(623.1)	$(4,174.2)	$308.1	$11,546.4

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(261.7)	$(404.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on securities measured at fair value	39.1	1,534.8
Deferred tax provision (benefit)	218.4	58.5
Depreciation	278.4	248.6
Stock-based compensation	56.1	33.8
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	845.4	6.0
Noncash lease expense	66.7	60.9
Amortization of debt issuance costs and loss on extinguishment of debt	31.1	37.5
Impairment of Canopy Equity Method Investment	1,060.3	—
Impairment of brewery construction in progress	—	665.9
Gain (loss) on settlement of Pre-issuance hedge contracts	20.7	—
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(25.3)	(134.8)
Inventories	(259.3)	(218.4)
Prepaid expenses and other current assets	204.7	(114.7)
Accounts payable	187.4	340.5
Deferred revenue	(5.1)	124.3
Other accrued expenses and liabilities	(247.0)	200.9
Other	70.7	4.9
Total adjustments	2,542.3	2,848.7
Net cash provided by (used in) operating activities	2,280.6	2,444.1

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(683.8)	(598.7)
Purchase of business, net of cash acquired	(37.1)	(53.5)
Investments in equity method investees and securities	(29.5)	(28.6)
Proceeds from sale of assets	6.6	4.0
Proceeds from sale of business	96.7	4.6
Other investing activities	0.5	(2.0)
Net cash provided by (used in) investing activities	(646.6)	(674.2)

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	2,845.8	995.6
Principal payments of long-term debt	(1,657.3)	(1,363.5)
Net proceeds from (repayments of) short-term borrowings	552.6	243.0
Dividends paid	(441.1)	(430.5)
Purchases of treasury stock	(1,400.5)	(1,390.5)
Proceeds from shares issued under equity compensation plans	36.7	159.7
Payments of minimum tax withholdings on stock-based payment awards	(10.5)	(9.8)
Payments of debt issuance, debt extinguishment, and other financing costs	(34.1)	(35.0)
Distributions to noncontrolling interests	(37.5)	(36.9)
Payment to holders of Class B Stock in connection with the Reclassification	(1,500.0)	—
Net cash provided by (used in) financing activities	(1,645.9)	(1,867.9)

Effect of exchange rate changes on cash and cash equivalents	(2.5)	(1.3)

Net increase (decrease) in cash and cash equivalents	(14.4)	(99.3)
Cash and cash equivalents, beginning of period	199.4	460.6
Cash and cash equivalents, end of period	$185.0	$361.3

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$174.6	$223.1

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOVEMBER 30, 2022
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

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	November 30, 2022	February 28, 2022
(in millions)
Raw materials and supplies	$227.8	$185.3
In-process inventories	989.1	804.8
Finished case goods	585.1	583.1
	$1,802.0	$1,573.2

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

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2022	2021 (1)	2022	2021
(in millions)
Loss on inventory write-down	$15.7	$85.2	$4.5	$2.6
(1)We recognized a loss predominantly from excess inventory of hard seltzers, within the Beer segment, largely resulting from a slowdown in the overall category which occurred in early Fiscal 2022.

3.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2022 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2022.

We have an investment in certain equity securities and other rights which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 7). This investment is included in securities measured at fair value and is accounted for at fair value, with the net gain (loss) from the

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
changes in fair value of this investment recognized in income (loss) from unconsolidated investments (see Note 4). We will no longer have this investment if the Canopy Transaction is completed.

The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2022	February 28, 2022
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,952.5	$1,863.2
Pre-issuance hedge contracts	$—	$100.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$813.8	$497.6
Commodity derivative contracts	$341.1	$291.1

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2022, the estimated fair value of derivative instruments in a net liability position due to counterparties was $3.6 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2022, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	November 30, 2022	February 28, 2022		November 30, 2022	February 28, 2022
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$80.2	$28.6	Other accrued expenses and liabilities	$10.9	$5.9
Other assets	$104.8	$25.1	Deferred income taxes and other liabilities	$4.8	$8.6
Pre-issuance hedge contracts:
Other assets	$—	$—	Deferred income taxes and other liabilities	$—	$0.4

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Assets			Liabilities
	November 30, 2022	February 28, 2022		November 30, 2022	February 28, 2022
(in millions)
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$6.3	$2.7	Other accrued expenses and liabilities	$3.5	$3.3
Commodity derivative contracts:
Prepaid expenses and other	$45.3	$61.3	Other accrued expenses and liabilities	$9.0	$0.7
Other assets	$12.6	$29.7	Deferred income taxes and other liabilities	$3.9	$0.2

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2022
Foreign currency contracts	$146.6	Sales	$(1.4)
		Cost of product sold	34.0
Pre-issuance hedge contracts	15.7	Interest expense	(0.8)
	$162.3		$31.8

For the Nine Months Ended November 30, 2021
Foreign currency contracts	$(75.7)	Sales	$(0.8)
		Cost of product sold	30.4
Pre-issuance hedge contracts	—	Interest expense	(1.8)
	$(75.7)		$27.8

For the Three Months Ended November 30, 2022
Foreign currency contracts	$75.3	Sales	$(0.2)
		Cost of product sold	12.1
Pre-issuance hedge contracts	—	Interest expense	(0.2)
	$75.3		$11.7

For the Three Months Ended November 30, 2021
Foreign currency contracts	$(87.4)	Sales	$(0.4)
		Cost of product sold	8.8
Pre-issuance hedge contracts	—	Interest expense	(0.3)
	$(87.4)		$8.1

We expect $60.9 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2022
Commodity derivative contracts	Cost of product sold	$25.3
Foreign currency contracts	Selling, general, and administrative expenses	(11.9)
		$13.4

For the Nine Months Ended November 30, 2021
Commodity derivative contracts	Cost of product sold	$48.1
Foreign currency contracts	Selling, general, and administrative expenses	(19.4)
		$28.7

For the Three Months Ended November 30, 2022
Commodity derivative contracts	Cost of product sold	$(7.8)
Foreign currency contracts	Selling, general, and administrative expenses	(9.3)
		$(17.1)

For the Three Months Ended November 30, 2021
Commodity derivative contracts	Cost of product sold	$—
Foreign currency contracts	Selling, general, and administrative expenses	(11.0)
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
•Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as volatility, interest rates, and yield curves that are observable for the asset or liability, either directly or indirectly; and
•Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Interest rate swap and Pre-issuance hedge contracts
The fair value is estimated based on quoted market prices from respective counterparties. Quotes are corroborated by using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services (Level 2 fair value measurement).

Canopy investment
Equity securities, Warrants – The November 2018 Canopy Warrants consist of three tranches of warrants, including 88.5 million Tranche A Warrants expiring November 1, 2023, which are currently exercisable, 38.4 million Tranche B Warrants expiring November 1, 2026, and 12.8 million Tranche C Warrants expiring November 1, 2026. If the Canopy Transaction is completed we will no longer have the November 2018 Canopy Warrants. The inputs used to estimate the fair value of the November 2018 Canopy Warrants are as follows (1) (2):

	November 30, 2022				February 28, 2022
	Tranche A Warrants (3)		Tranche B Warrants (4)		Tranche A Warrants (3)		Tranche B Warrants (4)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68
Valuation date stock price (6)	C$	4.86	C$	4.86	C$	9.04	C$	9.04
Remaining contractual term (7)	0.9 years		3.9 years		1.7 years		4.7 years
Expected volatility (8)	100.0%		100.0%		75.0%		75.0%
Risk-free interest rate (9)	4.4%		3.4%		1.4%		1.7%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%
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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
of the valuation date. If the Canopy Transaction is completed we expect to negotiate an exchange of our Canopy Debt Securities. For additional information, refer to Note 7.

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	November 30, 2022		February 28, 2022
Settlement price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	4.86	C$	9.04
Remaining term (3)	0.6 years		1.4 years
Expected volatility (4)	100.0%		75.0%
Risk-free interest rate (5)	4.4%		1.4%
Expected dividend yield (6)	0.0%		0.0%
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

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of November 30, 2022, and February 28, 2022, due to the relatively short maturity of these instruments. As of November 30, 2022, the carrying amount of long-term debt, including the current portion, was $11,296.7 million, compared with an estimated fair value of $10,503.2 million. As of February 28, 2022, the carrying amount of long-term debt, including the current portion, was $10,093.5 million, compared with an estimated fair value of $10,345.3 million.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2022
Assets:
Foreign currency contracts	$—	$191.3	$—	$191.3
Commodity derivative contracts	$—	$57.9	$—	$57.9
November 2018 Canopy Warrants (1)	$—	$5.6	$—	$5.6
Canopy Debt Securities (1)	$—	$69.1	$—	$69.1
Liabilities:
Foreign currency contracts	$—	$19.2	$—	$19.2
Commodity derivative contracts	$—	$12.9	$—	$12.9

February 28, 2022
Assets:
Foreign currency contracts	$—	$56.4	$—	$56.4
Commodity derivative contracts	$—	$91.0	$—	$91.0
November 2018 Canopy Warrants (1)	$—	$36.3	$—	$36.3
Canopy Debt Securities (1)	$—	$146.6	$—	$146.6
Liabilities:
Foreign currency contracts	$—	$17.8	$—	$17.8
Commodity derivative contracts	$—	$0.9	$—	$0.9
Pre-issuance hedge contracts	$—	$0.4	$—	$0.4

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2022	2021	2022	2021
	(in millions)
	November 2018 Canopy Warrants	$(30.7)	$(1,496.4)	$(7.1)	$(189.4)
	Canopy Debt Securities (i)	(8.4)	(38.4)	(0.3)	(10.3)
		$(39.1)	$(1,534.8)	$(7.4)	$(199.7)

	(i)
In July 2022, we received 29.2 million common shares of Canopy through the exchange of C$100.0 million principal amount of our Canopy Debt Securities. We continue to hold Canopy Debt Securities of C$100.0 million principal amount. For additional information, refer to Note 7.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Nine Months Ended November 30, 2022
Equity method investments	$621.4	$—	$—	$1,060.3

For the Nine Months Ended November 30, 2021
Long-lived assets (1)	$—	$—	$20.0	$665.9
(1)As of November 30, 2022, we determined the remaining Mexicali Brewery net assets have met held for sale criteria. The carrying value of assets held for sale are included in other assets within our consolidated balance sheet and we have concluded that no additional impairment existed.

Equity method investments
As of August 31, 2022, we evaluated the Canopy Equity Method Investment and determined there was an other-than-temporary impairment based on several contributing factors, including: (i) the period of time for which the fair value had been less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recording a significant impairment of goodwill related to its cannabis operations during its three months ended June 30, 2022, and (iii) the uncertainty of U.S. federal cannabis permissibility. As a result, the Canopy Equity Method Investment with a carrying value of $1,695.1 million was written down to its estimated fair value of $634.8 million, resulting in an impairment of $1,060.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the nine months ended November 30, 2022. The estimated fair value was determined based on the closing price of the underlying equity security as of August 31, 2022. There may be a future impairment of our Canopy Equity Method Investment if our expectations about Canopy’s prospective results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions or if Canopy records another significant impairment of goodwill or intangible or other long-lived assets, makes significant asset sales, or has changes in senior management.

Long-lived assets
In April 2021, our Board of Directors authorized management to sell or abandon the Mexicali Brewery. Subsequently, management determined that we will be unable to use or repurpose certain assets at the Mexicali Brewery. Accordingly, for the first quarter of Fiscal 2022, long-lived assets with a carrying value of $685.9 million were written down to their estimated fair value of $20.0 million, resulting in an impairment of $665.9 million. This impairment was included in impairment of brewery construction in progress within our consolidated results of operations for the nine months ended November 30, 2021. Our estimate of fair value was determined based on the expected salvage value of the assets. The Mexicali Brewery is a component of the Beer segment. In April 2022, we announced that, with the assistance of the Mexican government and state and local officials in Mexico, we acquired land in Veracruz for the construction of the Veracruz Brewery where there is ample water and we will have a skilled workforce to meet our long-term needs. The design and construction process for the Veracruz Brewery is underway. We continue to work with government officials in Mexico to pursue various forms of recovery for capitalized costs and additional expenses incurred in connection with the canceled Mexicali Brewery construction project, however, there can be no assurance of any recoveries. In the medium-term, under normal operating conditions, we have ample capacity at the Nava and Obregon breweries to meet consumer needs based on current growth forecasts and current and planned production capabilities. Expansion, optimization, and/or

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
construction activities continue at our current brewery locations under our Mexico Beer Projects to align with our anticipated future growth expectations.

5.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2021	$5,125.6	$2,667.9	$7,793.5
Purchase accounting allocations (1)	—	79.6	79.6
Foreign currency translation adjustments	(4.9)	(5.8)	(10.7)
Balance, February 28, 2022	5,120.7	2,741.7	7,862.4
Purchase accounting allocations (2)	—	26.3	26.3
2022 Wine Divestiture	—	(24.5)	(24.5)
Foreign currency translation adjustments	38.4	(6.0)	32.4
Balance, November 30, 2022	$5,159.1	$2,737.5	$7,896.6
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

Divestiture
2022 Wine Divestiture
On October 6, 2022, we sold certain of our mainstream and premium wine brands and related inventory. The net cash proceeds from the 2022 Wine Divestiture were utilized primarily to reduce outstanding borrowings. Prior to the 2022 Wine Divestiture, we recorded the results of operations of these brands in the Wine and Spirits segment. The following table summarizes the net gain recognized in connection with this divestiture for the nine months and three months ended November 30, 2022:

(in millions)
Cash received from buyer	$96.7
Net assets sold	(68.1)
Direct costs to sell (1)	(14.8)
Gain on sale of business (2)	$13.8
(1)Includes certain contract termination costs.
(2)Included in selling, general, and administrative expenses within our consolidated results of operations.

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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

6.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	November 30, 2022		February 28, 2022
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.7	$18.1	$87.1	$21.7
Other	20.8	—	20.9	—
Total	$106.5	18.1	$108.0	21.7

Nonamortizable intangible assets
Trademarks		2,723.4		2,733.5
Total intangible assets		$2,741.5		$2,755.2

We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2022, and November 30, 2021. Net carrying amount represents the gross carrying value net of accumulated amortization.

7.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	November 30, 2022		February 28, 2022
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1) (2)	$543.0	35.7%	$2,503.5	36.1%
Other equity method investments	228.4	20%-50%	185.2	20%-50%
	$771.4		$2,688.7

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
(1)The fair value based on the closing price of the underlying equity security as of November 30, 2022, and February 28, 2022, was $621.4 million and $1,014.8 million, respectively. The balance at November 30, 2022, is net of a $1,060.3 million impairment of our Canopy Equity Method Investment (see “Canopy Equity Method Investment” below).
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

Canopy Equity Method Investment
We complement our beverage alcohol strategy with our investment in Canopy, a leading provider of medicinal and recreational cannabis products. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities is determined by recording the effect of basis differences. Amounts included in our consolidated results of operations for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2022	2021	2022	2021
(in millions)
Equity in earnings (losses) from Canopy and related activities (1)	$(876.5)	$(39.5)	$(60.8)	$(4.2)
(1)Includes a $461.4 million goodwill impairment related to Canopy’s cannabis operations for the nine months ended November 30, 2022.

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

Canopy has various equity and convertible debt securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2018 Canopy Warrants, and the Acreage Financial Instrument (a call option for Canopy to acquire up to 100% of the shares of Acreage). As of November 30, 2022, the exercise and/or conversion of certain of these outstanding securities could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy.

The following table presents summarized financial information for Canopy prepared in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods January through September 2022 and January through September 2021 in our nine months ended November 30, 2022, and November 30, 2021, results, respectively. We recognized our share of Canopy’s earnings (losses) for the periods July through September 2022 and July through September 2021 in our three months ended November 30, 2022, and November 30, 2021,

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
results, respectively. The nine months ended November 30, 2022, includes (i) a goodwill impairment related to Canopy’s cannabis operations and (ii) substantial costs designed to drive efficiency and accelerate Canopy’s path to profitability. The amounts shown represent 100% of Canopy’s reported results of operations for the respective periods.

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2022	2021	2022	2021
(in millions)
Net sales	$264.7	$332.4	$90.2	$104.3
Gross profit (loss)	$(123.9)	$(26.6)	$2.9	$(56.5)
Net income (loss)	$(2,269.5)	$(182.6)	$(177.5)	$(12.9)
Net income (loss) attributable to Canopy	$(2,255.2)	$(242.2)	$(169.8)	$(8.7)

Plan to convert Canopy common stock ownership
In October 2022, we entered into a Consent Agreement with Canopy pursuant to which we have provided our consent, subject to certain conditions, to the Canopy Transaction. Canopy only holds non-voting and non-participating exchangeable shares of Canopy USA which are convertible into common shares of Canopy USA. Third-party investors will hold 100% of the common shares of Canopy USA.

In connection with the Canopy Transaction, Canopy has proposed to amend its share capital to (i) create Exchangeable Shares and (ii) restate the rights of Canopy common shares to provide for their conversion into Exchangeable Shares through the Canopy Amendment. Canopy has stated its intention to hold a special meeting of its shareholders to consider the Canopy Amendment. We have entered into a voting support agreement with Canopy to vote in favor of the Canopy Amendment.

If the Canopy Transaction is completed and the Canopy Amendment is authorized by Canopy’s shareholders and adopted by Canopy, we intend, subject to a final decision in our sole discretion, to exercise our right to convert our Canopy common shares into Exchangeable Shares. Additionally, if the Canopy Amendment is authorized by Canopy’s shareholders, we and Canopy intend to negotiate an exchange of up to C$100.0 million aggregate principal amount of our Canopy Debt Securities for Exchangeable Shares.

Assuming the completion of the Canopy Transaction and the transactions contemplated by the Consent Agreement and that we elect to convert our Canopy common shares into Exchangeable Shares:

•we intend to surrender our November 2018 Canopy Warrants to Canopy for cancellation;
•we will only have an interest in Exchangeable Shares, which are non-voting and non-participating securities, and our remaining Canopy Debt Securities;
•we intend to terminate all legacy agreements and commercial arrangements between ourselves and Canopy, including the investor rights agreement but excluding the Consent Agreement and certain termination agreements;
•we will have no further governance rights in relation to Canopy, including rights to nominate members to the board of directors of Canopy or approval rights related to certain transactions,
•all of our nominees will resign from the board of directors of Canopy; and
•as our investment in Canopy common shares makes up our Canopy Equity Method Investment, we expect to no longer:
◦apply the equity method to our investment in Canopy, which we expect will instead be accounted for at fair value with changes reported in income (loss) from unconsolidated investments within our consolidated results; and
◦have a stand-alone Canopy operating segment as Canopy’s financial results will no longer be provided to, or reviewed by, our CODM and will not be used to make strategic decisions, allocate resources, or assess performance.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
If we do not convert our Canopy common shares into Exchangeable Shares:

•Canopy and its subsidiaries will not be permitted to exercise any rights to acquire shares and interests in entities carrying on cannabis-related business in the U.S.;
•Canopy USA will be required to exercise its repurchase rights to acquire the interests in Canopy USA held by its third-party investors; and
•we will continue to have all existing rights under our agreements with Canopy that predate the Consent Agreement, including governance rights in respect of Canopy (such as board nomination rights and approval rights in respect of certain transactions).

8.    BORROWINGS

Borrowings consist of the following:

	November 30, 2022			February 28, 2022
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$875.6			$323.0
	$875.6			$323.0

Long-term debt
Term loan credit facilities	$—	$1,298.2	$1,298.2	$300.0
Senior notes	—	9,970.7	9,970.7	9,773.6
Other	9.6	18.2	27.8	19.9
	$9.6	$11,287.1	$11,296.7	$10,093.5

Bank facilities
In October 2022, (i) the Company, CB International, the Administrative Agent, and certain other lenders agreed to amend the 2022 Credit Agreement, (ii) the Company, the Administrative Agent, and the Lender agreed to amend the April 2022 Term Credit Agreement, and (iii) the Company, the Administrative Agent, and certain other lenders agreed to amend the August 2022 Term Credit Agreement. The October 2022 Credit Agreement Amendments revise certain defined terms and covenants and will become effective upon (i) the amendment by Canopy of its Articles of Incorporation, (ii) the conversion of our Canopy common shares into Exchangeable Shares, and (iii) the resignation of our nominees from the board of directors of Canopy.

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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
In August 2022, the Company, the Administrative Agent, and certain other lenders entered into the August 2022 Term Credit Agreement. The August 2022 Term Credit Agreement provides for a $1.0 billion three-year term loan facility and is not subject to amortization payments, with the balance due and payable three years after the November 10, 2022, funding date. We have the right to prepay the borrowing in whole or in part, without premium or penalty, ahead of its three-year maturity date (as defined in the August 2022 Term Credit Agreement). The proceeds from the August 2022 Term Credit Agreement were used to partially fund the aggregate cash payment to holders of Class B Stock in connection with the Reclassification and to pay related fees as well as fees related to closing the August 2022 Term Credit Agreement.

As of November 30, 2022, aggregate credit facilities under the 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement consist of the following:

	Amount	Maturity
(in millions)
2022 Credit Agreement
Revolving credit facility (1) (2)	$2,250.0	Apr 14, 2027

April 2022 Term Credit Agreement
Five-Year Term Facility (1) (3)	$491.3	Jun 28, 2024

August 2022 Term Credit Agreement
Three-year term facility (1) (3)	$1,000.0	Nov 10, 2025
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

As of November 30, 2022, information with respect to borrowings under the 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
2022 Credit Agreement
Revolving credit facility	$—	—%	—%	$12.0	$1,361.4

April 2022 Term Credit Agreement
Five-Year Term Facility	$300.0	4.7%	0.88%

August 2022 Term Credit Agreement
Three-year term facility	$1,000.0	5.0%	1.13%
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $876.6 million (excluding unamortized discount) (see “Commercial paper program” below).

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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

Commercial paper program
We have a commercial paper program which provided for the issuance of up to an aggregate principal amount of $2.0 billion of commercial paper as of November 30, 2022. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2022 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility. As of November 30, 2022, we had $875.6 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 4.6% and a weighted average remaining term of nine days.

In December 2022, we increased our commercial paper program by $250.0 million, thereby providing for the issuance of up to an aggregate principal amount of $2.25 billion of commercial paper.

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

Senior notes
In May 2022, we issued $1,850.0 million aggregate principal amount of senior notes. Proceeds from this offering, net of discount and debt issuance costs, were $1,837.1 million. The May 2022 Senior Notes consist of:

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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
and 65% of the total outstanding principal amount of the 3.20% February 2018 Senior Notes and the 4.25% May 2013 Senior Notes, respectively. Total cash consideration paid for these purchases was $1,096.0 million and the total carrying amount of the notes was $1,080.7 million, resulting in a loss on extinguishment of debt of $15.3 million (including an immaterial amount of fees and other costs associated with the tender offers), which is included within our consolidated results for the nine months ended November 30, 2022. In addition, we paid any accrued interest on the tendered notes up to, but not including the date of settlement. In June 2022, we redeemed the remaining $198.2 million and $369.8 million outstanding principal balance of the 3.20% February 2018 Senior Notes and the 4.25% May 2013 Senior Notes, respectively. Total cash consideration paid was $575.5 million, which included the remaining principal amount of the notes of $568.0 million and a make-whole premium of $7.5 million which is included in loss on extinguishment of debt within our consolidated results for the nine months ended November 30, 2022.

Debt payments
As of November 30, 2022, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $59.0 million and $22.1 million, respectively) for the remaining three months of Fiscal 2023 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2023	$3.5
Fiscal 2024	9.1
Fiscal 2025	1,256.1
Fiscal 2026	1,904.3
Fiscal 2027	603.4
Fiscal 2028	1,801.3
Thereafter	5,800.1
$11,377.8

9.    INCOME TAXES

Our effective tax rate for the nine months ended November 30, 2022, and November 30, 2021, was 305.7% and (115.8)%, respectively. Our effective tax rate for the three months ended November 30, 2022, and November 30, 2021, was 21.5% and 17.1%, respectively.

For the nine months ended November 30, 2022, our effective tax rate did not approximate the federal statutory rate of 21% primarily due to an increase in the valuation allowance related to our investment in Canopy, partially offset by a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture.

For the three months ended November 30, 2022, our effective tax rate approximated the federal statutory rate of 21% as an increase in the valuation allowance related to our investment in Canopy was largely offset by a benefit of lower effective tax rates applicable to our foreign businesses.

For the nine months and three months ended November 30, 2021, our effective tax rate did not approximate the federal statutory rate of 21% primarily due to (i) an increase in the valuation allowance related to our investment in Canopy, (ii) a benefit of lower effective tax rates applicable to our foreign businesses, and (iii) recognition of a net income tax benefit from stock-based compensation award activity. For the nine months ended November 30, 2021, our effective rate was also impacted by the long-lived asset impairment of brewery construction in progress.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
10.    STOCKHOLDERS’ EQUITY

Common stock
Effective November 10, 2022, we have one class of common stock with a material number of shares outstanding: Class A Stock. Holders of Class A Stock are entitled to one vote per share. In addition, we have a class of common stock with an immaterial number of shares outstanding: Class 1 Stock. Shares of Class 1 Stock generally have no voting rights. Shares of Class 1 Stock are convertible into shares of Class A Stock on a one-to-one basis at any time at the option of the holder, provided that the holder immediately sells the Class A Stock acquired upon conversion. Because shares of Class 1 Stock are convertible into shares of Class A Stock, for each share of Class 1 Stock issued, we must reserve one share of Class A Stock for issuance upon the conversion of the share of Class 1 Stock. Holders of Class 1 Stock do not have any preference as to dividends, but may participate in any dividend if and when declared by the Board of Directors. If we pay a cash dividend on Class 1 Stock, each share of Class A Stock will receive an amount at least 10% greater than the amount of cash dividend per share paid on Class 1 Stock. In addition, the Board of Directors may declare and pay a dividend on Class A Stock without paying a dividend on Class 1 Stock.

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2022	187,263,859	28,212,340	2,248,679	22,824,607	5,005,800
Share repurchases	—	—	—	4,065,508	—
Conversion of shares	655	(655)	—	—	—
Exercise of stock options	—	—	35	(108,228)	—
Vesting of restricted stock units (1)	—	—	—	(71,064)	—
Vesting of performance share units (1)	—	—	—	(16,326)	—
Balance at May 31, 2022	187,264,514	28,211,685	2,248,714	26,694,497	5,005,800
Share repurchases	—	—	—	1,652,445	—
Conversion of shares	2,196,749	—	(2,196,749)	—	—
Exercise of stock options	—	—	—	(75,482)	—
Employee stock purchases	—	—	—	(27,514)	—
Vesting of restricted stock units (1)	—	—	—	(4,851)	—
Balance at August 31, 2022	189,461,263	28,211,685	51,965	28,239,095	5,005,800
Retirement of shares (2)	—	(5,005,800)	—	—	(5,005,800)
Conversion of shares (3)	23,205,885	(23,205,885)	—	—	—
Exercise of stock options	—	—	470	(63,529)	—
Balance at November 30, 2022	212,667,148	—	52,435	28,175,566	—

Balance at February 28, 2021	187,204,280	28,270,288	612,936	17,070,550	5,005,800
Share repurchases	—	—	—	1,696,722	—
Conversion of shares	43,441	(42,810)	(631)	—	—
Exercise of stock options	—	—	781	(116,058)	—
Vesting of restricted stock units (1)	—	—	—	(66,157)	—
Vesting of performance share units (1)	—	—	—	(7,934)	—
Balance at May 31, 2021	187,247,721	28,227,478	613,086	18,577,123	5,005,800

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Share repurchases	—	—	—	4,079,651	—
Exercise of stock options	—	—	1,267	(34,736)	—
Employee stock purchases	—	—	—	(28,768)	—
Vesting of restricted stock units (1)	—	—	—	(5,256)	—
Balance at August 31, 2021	187,247,721	28,227,478	614,353	22,588,014	5,005,800
Share repurchases	—	—	—	402,642	—
Exercise of stock options	—	—	1,603,397	(43,534)	—
Balance at November 30, 2021	187,247,721	28,227,478	2,217,750	22,947,122	5,005,800
(1)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Three Months Ended November 30,	For the Nine Months Ended November 30,
2022
Restricted Stock Units	37,308	186	—	37,494
Performance Share Units	4,919	—	—	4,919

2021
Restricted Stock Units	36,048	165	—	36,213
Performance Share Units	4,565	—	—	4,565
(2)Shares of our Class B Treasury Stock were retired to authorized and unissued shares of our Class B Stock prior to completing the Reclassification.
(3)Each share of Class B Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged, and converted into one share of Class A Stock and the right to receive $64.64 in cash, without interest (see “Reclassification” below).

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our publicly traded common stock, which was fully utilized during the three months ended May 31, 2022. Shares repurchased under the 2018 Authorization have become treasury shares.

Additionally, in January 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2021 Authorization become treasury shares.

For the nine months ended November 30, 2022, we repurchased 5,717,953 shares of Class A Stock pursuant to the 2018 Authorization and the 2021 Authorization at an aggregate cost of $1,400.5 million through a combination of open market transactions and an ASR that was announced in April 2022.

As of November 30, 2022, total shares repurchased under the 2018 Authorization and the 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$3,000.0	13,331,156
2021 Authorization	$2,000.0	$836.9	3,463,417

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Reclassification
In November 2022, we completed the Reclassification at the Effective Time as contemplated by the Reclassification Agreement. Pursuant to the Reclassification, each share of Class B Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged, and converted into one share of Class A Stock and the right to receive $64.64 in cash, without interest. The aggregate cash payment to holders of Class B Stock at the Effective Time was $1,500.0 million. We utilized our $1.0 billion delayed draw three-year term loan facility under the August 2022 Term Credit Agreement and borrowings under our commercial paper program to fund the aggregate cash payment to holders of Class B Stock. The issuance of Class A Stock in connection with the Reclassification was registered under the Securities Act pursuant to the Registration Statement on Form S-4.

Following the completion of the Reclassification, a number of corporate governance changes were implemented, consisting of the following:

•Robert and Richard Sands, who previously served as our Executive Chairman of the Board and Executive Vice Chairman of the Board, respectively, retired from their executive positions;
•Robert Sands became our Non-Executive Chairman of the Board and Richard Sands continues serving as a non-executive Board member;
•the Sands Family Stockholders initially have the right to nominate two members to our Board of Directors for the next five years so long as they own 10% or more of the issued and outstanding shares of Class A Stock and to nominate one member to our Board of Directors for the next five years and beyond so long as they own 5% or more of the issued and outstanding shares of Class A Stock;
•holders of Class A Stock are entitled to elect all directors to be elected at future Annual Meetings of Stockholders; and
•certain standstill and lock-up provisions for the Sands Family Stockholders; limitations on the Sands Family Stockholders’, directors’, and officers’ ability to pledge our common stock; a near-term rotation of the lead independent director position; and the transition to a majority vote standard for uncontested director elections.

11.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the nine months ended November 30, 2022, and November 30, 2021, net income (loss) per common share – diluted for Class A Stock and Class B Stock have been computed using the two-class method. For the three months ended November 30, 2022, and November 30, 2021, net income (loss) per common share – diluted for Class A Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Stock as this method is more dilutive than the two-class method, until such conversion took place pursuant to the Reclassification. For the three months ended November 30, 2022, and November 30, 2021, net income (loss) per common share – diluted for Class B Stock has been computed using the two-class method and does not assume conversion of Class B Stock into shares of Class A Stock. The computation of basic and diluted net income (loss) per common share are as follows:

	For the Nine Months Ended
	November 30, 2022		November 30, 2021
	Class A Stock	Class B Stock (1)	Class A Stock	Class B Stock
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(247.3)	$(46.7)	$(386.9)	$(48.9)
Conversion of Class B common shares into Class A common shares	—	—	—	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	—
Net income (loss) attributable to CBI allocated – diluted	$(247.3)	$(46.7)	$(386.9)	$(48.9)

Weighted average common shares outstanding – basic	164.573	23.206	167.692	23.230
Conversion of Class B common shares into Class A common shares (2)	—	—	—	—
Stock-based awards, primarily stock options (2)	—	—	—	—
Weighted average common shares outstanding – diluted	164.573	23.206	167.692	23.230

Net income (loss) per common share attributable to CBI – basic	$(1.48)	$(2.01)	$(2.31)	$(2.10)
Net income (loss) per common share attributable to CBI – diluted	$(1.48)	$(2.01)	$(2.31)	$(2.10)

	For the Three Months Ended
	November 30, 2022		November 30, 2021
	Class A Stock	Class B Stock (1)	Class A Stock	Class B Stock
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$426.3	$41.4	$417.4	$53.4
Conversion of Class B common shares into Class A common shares	41.4	—	53.4	—
Effect of stock-based awards on allocated net income (loss)	—	(0.1)	—	(0.3)
Net income (loss) attributable to CBI allocated – diluted	$467.7	$41.3	$470.8	$53.1

Weighted average common shares outstanding – basic	166.677	23.206	164.999	23.222
Conversion of Class B common shares into Class A common shares	17.850	—	23.222	—
Stock-based awards, primarily stock options	0.764	—	1.718	—
Weighted average common shares outstanding – diluted	185.291	23.206	189.939	23.222

Net income (loss) per common share attributable to CBI – basic	$2.58	$1.78	$2.53	$2.30
Net income (loss) per common share attributable to CBI – diluted	$2.52	$1.78	$2.48	$2.29

(1)	Net income (loss) per common share attributable to CBI for Class B Stock was determined for the relevant periods through November 10, 2022, the date the Reclassification was completed.

(2)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive, in millions:

		For the Nine Months Ended November 30,
		2022	2021
	Class B Stock	21.434	23.230
	Stock-based awards, primarily stock options	0.786	1.807

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
12.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2022
Net income (loss) attributable to CBI			$(294.0)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$85.8	$—	85.8
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	85.8	—	85.8
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	178.1	(23.4)	154.7
Amounts reclassified	(32.6)	3.2	(29.4)
Net gain (loss) recognized in other comprehensive income (loss)	145.5	(20.2)	125.3
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.4)	0.1	(0.3)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.4)	0.1	(0.3)
Share of OCI of equity method investments
Net gain (loss)	(2.4)	3.4	1.0
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(2.4)	3.4	1.0
Other comprehensive income (loss) attributable to CBI	$228.5	$(16.7)	211.8
Comprehensive income (loss) attributable to CBI			$(82.2)

For the Nine Months Ended November 30, 2021
Net income (loss) attributable to CBI			$(435.8)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(178.2)	$—	(178.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(178.2)	—	(178.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(74.5)	3.2	(71.3)
Amounts reclassified	(28.2)	2.5	(25.7)
Net gain (loss) recognized in other comprehensive income (loss)	(102.7)	5.7	(97.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.4	(0.1)	0.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.4	(0.1)	0.3

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments
Net gain (loss)	(16.4)	3.7	(12.7)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(16.4)	3.7	(12.7)
Other comprehensive income (loss) attributable to CBI	$(296.9)	$9.3	(287.6)
Comprehensive income (loss) attributable to CBI			$(723.4)

For the Three Months Ended November 30, 2022
Net income (loss) attributable to CBI			$467.7
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$96.9	$—	96.9
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	96.9	—	96.9
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	82.4	(10.3)	72.1
Amounts reclassified	(12.3)	1.3	(11.0)
Net gain (loss) recognized in other comprehensive income (loss)	70.1	(9.0)	61.1
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.2)	—	(0.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	—	(0.2)
Share of OCI of equity method investments
Net gain (loss)	(3.3)	—	(3.3)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(3.3)	—	(3.3)
Other comprehensive income (loss) attributable to CBI	$163.5	$(9.0)	154.5
Comprehensive income (loss) attributable to CBI			$622.2

For the Three Months Ended November 30, 2021
Net income (loss) attributable to CBI			$470.8
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(251.2)	$—	(251.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(251.2)	—	(251.2)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(93.8)	11.7	(82.1)
Amounts reclassified	(8.1)	0.8	(7.3)
Net gain (loss) recognized in other comprehensive income (loss)	(101.9)	12.5	(89.4)

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 27

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.5	(0.1)	0.4
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.5	(0.1)	0.4
Share of OCI of equity method investments
Net gain (loss)	9.7	(2.2)	7.5
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	9.7	(2.2)	7.5
Other comprehensive income (loss) attributable to CBI	$(342.9)	$10.2	(332.7)
Comprehensive income (loss) attributable to CBI			$138.1

AOCI, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	AOCI
(in millions)
Balance, February 28, 2022	$(431.4)	$17.5	$(4.0)	$5.2	$(412.7)
OCI:
OCI before reclassification adjustments	85.8	154.7	(0.3)	1.0	241.2
Amounts reclassified from AOCI	—	(29.4)	—	—	(29.4)
OCI	85.8	125.3	(0.3)	1.0	211.8
Balance, November 30, 2022	$(345.6)	$142.8	$(4.3)	$6.2	$(200.9)

13.    BUSINESS SEGMENT INFORMATION

Our internal management financial reporting consists of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we report our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. The Canopy Equity Method Investment makes up the Canopy segment. If the Canopy Transaction is completed, including conversion of our Canopy common shares into Exchangeable Shares, our internal management financial reporting will consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we will report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other.

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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 28

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2022	2021	2022	2021
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$(68.8)	$(24.8)	$(14.2)	$(12.5)
Flow through of inventory step-up	(4.0)	—	(2.1)	(0.1)
Strategic business development costs	(1.1)	(2.6)	(1.1)	—
Net gain (loss) on undesignated commodity derivative contracts	25.3	48.1	(7.8)	—
Net flow through of reserved inventory	1.2	11.6	—	11.6
Recovery of inventory write-down	0.2	(1.0)	—	(1.0)
Total cost of product sold	(47.2)	31.3	(25.2)	(2.0)

Selling, general, and administrative expenses
Costs associated with the Reclassification	(31.5)	—	(10.2)	—
Transition services agreements activity	(11.4)	(11.7)	(3.5)	(4.5)
Restructuring and other strategic business development costs	(2.8)	0.1	(0.2)	0.2
Transaction, integration, and other acquisition-related costs	(1.2)	(0.8)	(0.5)	(0.8)
Gain on sale of business	13.8	1.9	13.8	—
Other gains (losses) (1)	11.6	22.4	2.8	23.2
Total selling, general, and administrative expenses	(21.5)	11.9	2.2	18.1

Impairment of brewery construction in progress	—	(665.9)	—	—
Comparable Adjustments, Operating income (loss)	$(68.7)	$(622.7)	$(23.0)	$16.1

(1)	Primarily includes the following:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2022	2021	2022	2021
	(in millions)
	Gain from remeasurement of previously held equity method investments	$5.2	$13.5	$—	$13.5
	Property tax settlement	$—	$10.4	$—	$10.4
	Decreases in estimated fair values of contingent liabilities associated with prior period acquisitions	$5.9	$—	$1.5	$—

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2022 Annual Report. Amounts included below for the Canopy

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 29

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2022	2021	2022	2021
(in millions)
Beer
Net sales	$5,929.4	$5,185.9	$1,891.9	$1,752.6
Segment operating income (loss)	$2,338.4	$2,089.7	$710.0	$723.6
Capital expenditures	$539.3	$501.5	$181.5	$205.7
Depreciation and amortization	$206.2	$183.1	$71.0	$64.6

Wine and Spirits
Net sales:
Wine	$1,316.6	$1,351.1	$470.5	$506.2
Spirits	208.8	181.2	74.1	61.8
Net sales	$1,525.4	$1,532.3	$544.6	$568.0
Segment operating income (loss)	$325.2	$348.9	$134.8	$144.5
Income (loss) from unconsolidated investments	$40.3	$33.6	$35.4	$33.4
Equity method investments	$134.7	$117.4	$134.7	$117.4
Capital expenditures	$83.2	$78.0	$31.6	$24.0
Depreciation and amortization	$63.3	$59.6	$20.0	$20.0

Corporate Operations and Other
Segment operating income (loss)	$(218.7)	$(161.7)	$(75.1)	$(44.3)
Income (loss) from unconsolidated investments	$(8.7)	$(2.1)	$(4.4)	$(1.3)
Equity method investments	$93.7	$110.3	$93.7	$110.3
Capital expenditures	$61.3	$19.2	$35.7	$15.6
Depreciation and amortization	$11.7	$9.7	$4.8	$3.2

Canopy
Net sales	$264.7	$332.4	$90.2	$104.3
Segment operating income (loss)	$(1,992.6)	$(508.0)	$(134.6)	$(171.0)
Capital expenditures	$3.4	$49.7	$1.6	$12.2
Depreciation and amortization	$57.5	$66.2	$16.3	$22.9

Consolidation and Eliminations
Net sales	$(264.7)	$(332.4)	$(90.2)	$(104.3)
Operating income (loss)	$1,992.6	$508.0	$134.6	$171.0
Income (loss) from unconsolidated investments	$(123.4)	$(142.6)	$(36.7)	$(68.4)
Equity method investments	$543.0	$2,528.7	$543.0	$2,528.7
Capital expenditures	$(3.4)	$(49.7)	$(1.6)	$(12.2)
Depreciation and amortization	$(57.5)	$(66.2)	$(16.3)	$(22.9)

Comparable Adjustments
Operating income (loss)	$(68.7)	$(622.7)	$(23.0)	$16.1
Income (loss) from unconsolidated investments	$(1,852.4)	$(1,430.7)	$(31.5)	$(135.5)

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 30

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2022	2021	2022	2021
(in millions)
Consolidated
Net sales	$7,454.8	$6,718.2	$2,436.5	$2,320.6
Operating income (loss)	$2,376.2	$1,654.2	$746.7	$839.9
Income (loss) from unconsolidated investments (1)	$(1,944.2)	$(1,541.8)	$(37.2)	$(171.8)
Equity method investments	$771.4	$2,756.4	$771.4	$2,756.4
Capital expenditures	$683.8	$598.7	$248.8	$245.3
Depreciation and amortization	$281.2	$252.4	$95.8	$87.8

(1)	Income (loss) from unconsolidated investments consists of:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2022	2021	2022	2021
	(in millions)
	Impairment of Canopy Equity Method Investment	$(1,060.3)	$—	$—	$—
	Unrealized net gain (loss) on securities measured at fair value	(39.1)	(1,534.8)	(7.4)	(199.7)
	Equity in earnings (losses) from Canopy and related activities	(876.5)	(39.5)	(60.8)	(4.2)
	Equity in earnings (losses) from other equity method investees	31.7	32.5	31.0	32.1
		$(1,944.2)	$(1,541.8)	$(37.2)	$(171.8)

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
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

Strategy.    This section provides a description of our strategy and a discussion of global supply chain and COVID-19 related impacts and significant divestitures, acquisitions, and investments.

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended November 30, 2022, and November 30, 2021, and nine months ended November 30, 2022, and November 30, 2021. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

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

Our internal management financial reporting consists of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we report our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. Our Canopy Equity Method Investment makes up the Canopy segment. If the Canopy Transaction is completed, including conversion of our Canopy common shares into Exchangeable Shares, our internal management financial reporting will consist of two business divisions: (i) Beer

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
and (ii) Wine and Spirits and we will report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other.

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

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a diverse talent pipeline with best-in-class people development; investing in data systems, architecture, and infrastructure that enables our business; and exemplifying intentional and proactive balance sheet management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with consumer-led premiumization trends, which we believe will continue to drive faster growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. We also believe a key component to driving faster growth rates is to invest in and strengthen our leadership position within the DTC and 3-tier eCommerce channels. As a part of our strategy, we have launched Digital Business Acceleration which we believe will enable us to drive results by enhancing our business in key areas including procurement, end-to-end supply chain planning, and marketing optimization. For further information on Third Quarter 2023 and Nine Months 2023 Digital Business Acceleration investments, see the respective “Selling, general, and administrative expenses” within Results of Operations below.

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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
Expansion, optimization, and/or construction activities continue under our Mexico Beer Projects to align with our anticipated future growth expectations. In April 2022, we announced that, with the assistance of the Mexican government and state and local officials in Mexico, we acquired land in Veracruz for the construction of the Veracruz Brewery where there is ample water and we will have a skilled workforce to meet our long-term needs. The design and construction process for the Veracruz Brewery is underway. Additionally, we continue to work with government officials in Mexico in connection with our canceled Mexicali Brewery construction project following a negative result from a public consultation held in Mexico. The remaining Mexicali Brewery net assets have met held for sale criteria as of November 30, 2022.

Our business strategy for the Wine and Spirits segment focuses on higher-end brands, improving margins, and creating operating efficiencies. We continue to refine our portfolio primarily through an enhanced focus on higher-margin, higher-growth wine and spirits brands. Our business is organized into two distinct commercial teams, one focused on our fine wine and craft spirits brands and the other focused on our mainstream and premium brands. While each team has its own distinct strategy, both remain aligned to the goal of accelerating performance by growing net sales and expanding margins. In addition, we are advancing our aim to become a global, omni-channel competitor in line with consumer preferences. Our business continues to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets, while continuing to grow in U.S. 3-tier brick-and-mortar distribution. In markets where it is feasible, we entered into a contractual arrangement to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. We expect U.S. wine and spirits shipment volume to be generally aligned with depletion volume for Fiscal 2023.

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

We complement our strategy with our investment in Canopy by expanding our portfolio into adjacent categories. Canopy is a leading cannabis company with operations in Canada, the U.S., Germany, and certain other global markets. This investment is consistent with our long-term strategy to identify, address, and stay ahead of evolving consumer trends and market dynamics. Our strategic relationship with Canopy, which will continue through the completion of the Canopy Transaction including the conversion of our Canopy common shares into Exchangeable Shares, is designed to help position it to be successful in cannabis production, branding, and intellectual property. For further information on our plan to convert our Canopy common stock ownership, see “Canopy segment” below.

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth, maintain our target net leverage ratio and dividend payout ratio, invest to support the growth of our business, and deliver additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by inflation, changing prices, and reductions in discretionary income of consumers available to purchase our products, as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, such as repercussions from the conflict in Ukraine. We expect some or all of these impacts to continue into Fiscal 2024. We intend to continue to monitor the inflationary environment and the impact on the consumer when we consider passing along rising costs through further selling price increases, subject to normal competitive conditions. In addition, we continue to identify on-going cost savings initiatives, including our commodity and foreign exchange hedging programs. However, there can be no assurance that we will be able to fully mitigate rising costs through increased selling prices and/or cost savings initiatives. Furthermore, to the extent climate-related severe weather events, such as droughts, floods, wildfires, and/or late frosts, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
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

Serving as good stewards of our environment and natural resources – Modeling water stewardship for our industry; and reducing GHG emissions through energy conservation and renewable energy initiatives
Enhancing social equity within our industry and communities – Championing the professional development and advancement of women in the beverage alcohol industry and our communities; enhancing economic development and prosperity in disadvantaged communities; and championing an inclusive culture within our organization, characterized by diversity in background and thought, which reflects our consumers and the communities where we live and work
Promoting responsible beverage alcohol consumption – Ensuring the responsible promotion and marketing of our products; and empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

During Third Quarter 2023 we published our 2022 ESG Impact Report and took the following steps to advance our ESG strategy by key area:

Serving as good stewards of our environment and natural resources
•employees and community members came together to remove approximately 1,400 pounds of debris and recyclables from local beaches in support of the second year of Corona’s Protect Our Beaches initiative, in partnership with Oceanic Global and United by Blue

Enhancing social equity within our industry and communities
•supported employee-designated charitable organizations on GivingTuesday with a special match, in addition to our regular charitable matching program, providing approximately $172,000 in total donations

Promoting responsible beverage alcohol consumption
•in collaboration with Responsibility.org, leading up to the U.S. federal holiday, Labor Day, we continued our responsibility education efforts, sharing responsible consumption tips and information on lower-alcohol and non-alcoholic product options on our Company intranet and through our Company social media channels to help our employees and consumers make informed choices during their celebrations
•together with the Corona Family of Brands, we partnered with the Washington Regional Alcohol Program and Lyft to provide safe rides home for adults celebrating Halloween in the metro-Washington area

Global Supply Chain and COVID-19 Related Impacts

Fiscal 2023 has been, and is expected to continue to be, impacted by challenges with both global supply chain and transportation which contributed to higher cost of product sold. For example, wine produced in New Zealand and Italy and subsequently shipped to the U.S. for distribution continues to be affected by increased costs of ocean freight shipping. In addition, during Fiscal 2022, we experienced a brown glass purchasing shortage, which impacted certain of our imported beer brands. This supply returned to normal levels in early Fiscal 2023. To the extent these circumstances continue to occur or accelerate in future periods it could have a material impact on our results of operations.

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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
sufficient liquidity available from operating cash flow, cash on hand, and availability under our revolving credit facility. We expect to have continued access to capital markets and to be able to continue to return value to stockholders through dividends and periodic share repurchases.

Divestitures, acquisitions, and investments

Wine and Spirits segment
2022 Wine Divestiture
In October 2022, we sold certain of our mainstream and premium wine brands and related inventory. Accordingly, our consolidated results of operations include the results of operations of such mainstream and premium wine brands through the date of divestiture. We received cash proceeds of $96.7 million, subject to certain post-closing adjustments. The net cash proceeds from the 2022 Wine Divestiture were utilized primarily to reduce outstanding borrowings. We recognized a net gain of $13.8 million on the sale of business for Third Quarter 2023 and Nine Months 2023. This gain was included in selling, general, and administrative expenses within our consolidated results.

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

Our recent divestiture and acquisitions support our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Canopy segment
Plan to convert Canopy common stock ownership
In October 2022, we entered into a Consent Agreement with Canopy pursuant to which we have provided our consent, subject to certain conditions, to the Canopy Transaction. Assuming the completion of the Canopy Transaction and the transactions contemplated by the Consent Agreement and that we elect to convert our Canopy common shares into Exchangeable Shares:

•we intend to surrender our November 2018 Canopy Warrants to Canopy for cancellation;
•we will only have an interest in Exchangeable Shares, which are non-voting and non-participating securities, and our remaining Canopy Debt Securities (for which we intend to negotiate an exchange of up to the full aggregate principal amount for Exchangeable Shares);
•we intend to terminate all legacy agreements and commercial arrangements between ourselves and Canopy, including the investor rights agreement but excluding the Consent Agreement and certain termination agreements;
•we will have no further governance rights in relation to Canopy, including rights to nominate members to the board of directors of Canopy, or approval rights related to certain transactions;

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
•all of our nominees will resign from the board of directors of Canopy; and
•as our investment in Canopy common shares makes up our Canopy Equity Method Investment, we expect to no longer:
◦apply the equity method to our investment in Canopy, which we expect to instead be accounted for at fair value with changes reported in income (loss) from unconsolidated investments within our consolidated results; and
◦have a stand-alone Canopy operating segment as Canopy’s financial results will no longer be provided to, or reviewed by, our CODM and will not be used to make strategic decisions, allocate resources, or assess performance.

For additional information, refer to Notes 7 and 13.

Impairment of Canopy Equity Method Investment
We evaluated the Canopy Equity Method Investment as of August 31, 2022, and determined that there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value had been less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recording a significant impairment of goodwill related to its cannabis operations during its three months ended June 30, 2022, and (iii) the uncertainty of U.S. federal cannabis permissibility. As a result, the Canopy Equity Method Investment with a carrying value of $1,695.1 million was written down to its estimated fair value of $634.8 million, resulting in an impairment of $1,060.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Nine Months 2023.

Canopy investment
In July 2022, we received 29.2 million common shares of Canopy following the exchange of C$100.0 million principal amount of our Canopy Debt Securities. This exchange did not significantly change our Canopy ownership percentage.

For additional information on these divestitures, acquisitions, and investments refer to Notes 4, 5, 7, and 13.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of the 2022 Wine Divestiture, as appropriate.

Third Quarter 2023 compared to Third Quarter 2022

•Our results of operations were negatively impacted by (i) an increase in equity in losses from Canopy’s results, (ii) an increase in Beer media investments, (iii) an increase in Corporate Operations and Other general and administrative expenses, driven by a Third Quarter 2022 reversal of stock-based compensation and Third Quarter 2023 investments in Digital Business Acceleration, and (iv) higher operational and logistics costs within both the Beer and Wine and Spirits segments, partially offset by (i) a decrease in unrealized net loss from the changes in fair value of our investment in Canopy and (ii) improvements within the Beer segment driven by a favorable impact from pricing.

•Net sales increased 5% largely due to an increase in Beer net sales driven primarily by the favorable impact from pricing and shipment volume growth.

•Operating income decreased 11% largely due to (i) an unfavorable change in Comparable Adjustments as compared to Third Quarter 2022, (ii) the increase in Beer media investments, (iii) the increase in Corporate Operations and Other general and administrative expenses, and (iv) the higher operational and logistics costs, partially offset by the improvements within the Beer segment.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
•Net income attributable to CBI and diluted net income per common share attributable to CBI remained relatively flat largely due to the items discussed above and higher provision for income taxes as compared to Third Quarter 2022.

Nine Months 2023 compared to Nine Months 2022

•Our results of operations were impacted by (i) a decrease in unrealized net loss from the changes in fair value of our investment in Canopy, (ii) an impairment of long-lived assets for Nine Months 2022 in connection with certain assets at the Mexicali Brewery, (iii) improvements within the Beer segment driven by shipment volume growth, and (iv) a decrease in inventory obsolescence within the Beer segment, driven by a slowdown in the overall hard seltzer category in early Fiscal 2022, partially offset by (i) an impairment of our Canopy Equity Method Investment, (ii) an increase in equity in losses from Canopy’s results primarily driven by their goodwill impairment, (iii) higher operational and logistics costs within both the Beer and Wine and Spirits segments, (iv) an increase in Corporate Operations and Other general and administrative expenses, driven by Digital Business Acceleration investments and the Third Quarter 2022 reversal of stock-based compensation, and (v) an increase in Beer media investments.

•Net sales increased 11% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing.

•Operating income increased 44% largely due to (i) the impact of the impairment of long-lived assets in connection with certain assets at the Mexicali Brewery for Nine Months 2022 and (ii) improvements within the Beer segment, including the decrease in inventory obsolescence, partially offset by (i) the higher operational and logistics costs, (ii) the increase in Corporate Operations and Other general and administrative expenses, and (iii) the increase in Beer media investments.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Third Quarter 2023	Third Quarter 2022	Nine Months 2023	Nine Months 2022
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$(14.2)	$(12.5)	$(68.8)	$(24.8)
Net gain (loss) on undesignated commodity derivative contracts	(7.8)	—	25.3	48.1
Flow through of inventory step-up	(2.1)	(0.1)	(4.0)	—
Strategic business development costs	(1.1)	—	(1.1)	(2.6)
Net flow through of reserved inventory	—	11.6	1.2	11.6
Recovery of inventory write-down	—	(1.0)	0.2	(1.0)
Total cost of product sold	(25.2)	(2.0)	(47.2)	31.3

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents

	Third Quarter 2023	Third Quarter 2022	Nine Months 2023	Nine Months 2022
(in millions)
Selling, general, and administrative expenses
Gain on sale of business	13.8	—	13.8	1.9
Costs associated with the Reclassification	(10.2)	—	(31.5)	—
Transition services agreements activity	(3.5)	(4.5)	(11.4)	(11.7)
Transaction, integration, and other acquisition-related costs	(0.5)	(0.8)	(1.2)	(0.8)
Restructuring and other strategic business development costs	(0.2)	0.2	(2.8)	0.1
Other gains (losses)	2.8	23.2	11.6	22.4
Total selling, general, and administrative expenses	2.2	18.1	(21.5)	11.9

Impairment of brewery construction in progress	—	—	—	(665.9)
Comparable Adjustments, Operating income (loss)	$(23.0)	$16.1	$(68.7)	$(622.7)

Income (loss) from unconsolidated investments	$(31.5)	$(135.5)	$(1,852.4)	$(1,430.7)

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

Net flow through of reserved inventory
We sold reserved inventory previously written down following the 2020 U.S. wildfires.

Selling, general, and administrative expenses
Gain on sale of business
We recognized a net gain on the completion of the 2022 Wine Divestiture (Third Quarter 2023, Nine Months 2023).

Costs associated with the Reclassification
We recognized costs primarily related to professional and consulting fees, printing and mailing the associated proxy statement/prospectus, and all filing and other fees paid to the SEC in connection with the Reclassification. For additional information, refer to Note 10.

Transition services agreements activity
We recognized costs in connection with transition services agreements related to the previous sale of a portion of our wine and spirits business.

Other gains (losses)
We recognized other gains (losses) primarily from (i) a gain recognized on the remeasurement of our previously held equity interests to the acquisition-date fair value (Nine Months 2023, Third Quarter 2022, Nine Months 2022), (ii) decreases in estimated fair values of contingent liabilities associated with prior period

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
acquisitions (Third Quarter 2023, Nine Months 2023), and (iii) a property tax settlement (Third Quarter 2022, Nine Months 2022).

Impairment of brewery construction in progress
We recognized an impairment of long-lived assets in connection with certain assets at the Mexicali Brewery. For additional information, refer to Note 4.

Income (loss) from unconsolidated investments
We recognized an unrealized gain (loss) primarily from (i) an impairment of our Canopy Equity Method Investment (Nine Months 2023), (ii) equity in earnings (losses) from Canopy’s results, and (iii) the changes in fair value of our securities measured at fair value. For additional information, refer to Notes 4 and 7.

Business Segments
Third Quarter 2023 compared to Third Quarter 2022

Net sales

	Third Quarter 2023	Third Quarter 2022	Dollar Change	Percent Change
(in millions)
Beer	$1,891.9	$1,752.6	$139.3	8%
Wine and Spirits:
Wine	470.5	506.2	(35.7)	(7%)
Spirits	74.1	61.8	12.3	20%
Total Wine and Spirits	544.6	568.0	(23.4)	(4%)
Canopy	90.2	104.3	(14.1)	(14%)
Consolidation and eliminations	(90.2)	(104.3)	14.1	14%
Consolidated net sales	$2,436.5	$2,320.6	$115.9	5%

Beer segment	Third Quarter 2023	Third Quarter 2022	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,891.9	$1,752.6	$139.3	8%

Shipments	97.8	95.2		2.7%

Depletions				5.7%
The increase in Beer net sales is largely due to (i) $77.0 million of favorable impact from pricing in select markets within our Mexican beer portfolio, (ii) $49.7 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, and (iii) $12.8 million of favorable product mix primarily from a shift in package sizes. Shipment volume growth was muted in Third Quarter 2023 due to a Third Quarter 2022 focus on replenishing product inventories.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents

Wine and Spirits segment	Third Quarter 2023	Third Quarter 2022	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$544.6	$568.0	$(23.4)	(4%)

Shipments
Total	6.9	8.1		(14.8%)
Organic (1)	6.9	7.9		(12.7%)

U.S. Domestic	6.0	7.0		(14.3%)
Organic U.S. Domestic (1)	6.0	6.8		(11.8%)

Depletions (1)				(5.6%)
(1)Includes an adjustment to remove volume associated with the 2022 Wine Divestiture for the period October 6, 2021, through November 30, 2021.

The decrease in Wine and Spirits net sales is due to $17.4 million from the 2022 Wine Divestiture and a $6.0 million decrease in organic net sales. The decrease in organic net sales is driven by (i) a $53.5 million decrease in branded wine and spirits shipment volume partially offset by $50.5 million of favorable product mix both of which are attributable to the consumer-led premiumization and mix improvements of our portfolio. The decrease in organic net sales was also affected by an unfavorable impact from pricing, driven by increases in promotional activity, largely offset by price increases and a contractual distributor payment. For the remainder of Fiscal 2023, we expect U.S. depletion volume to exceed U.S. shipment volume.

Canopy segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods (i) July through September 2022, in our Third Quarter 2023 results, (ii) July through September 2021, in our Third Quarter 2022, (iii) January through September 2022, in our Nine Months 2023 results, and (iv) January through September 2021, in our Nine Months 2022 results. Although we own less than 100% of the outstanding shares of Canopy, 100% of its results are included and subsequently eliminated to reconcile to our consolidated financial statements. See “Income (loss) from unconsolidated investments” below for a discussion of Canopy’s net sales, gross profit (loss), selling, general, and administrative expenses, and operating income (loss). This discussion is based on information Canopy has publicly disclosed.

Gross profit

	Third Quarter 2023	Third Quarter 2022	Dollar Change	Percent Change
(in millions)
Beer	$989.5	$958.1	$31.4	3%
Wine and Spirits	262.6	269.6	(7.0)	(3%)
Canopy	2.9	(56.5)	59.4	105%
Consolidation and eliminations	(2.9)	56.5	(59.4)	(105%)
Comparable Adjustments	(25.2)	(2.0)	(23.2)	NM
Consolidated gross profit	$1,226.9	$1,225.7	$1.2	—%

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents

The increase in Beer gross profit is primarily due to (i) the $77.0 million favorable impact from pricing, (ii) $24.9 million of shipment volume growth, and (iii) a $6.9 million increase from favorable product mix, partially offset by $79.3 million of higher cost of product sold. The higher cost of product sold is largely due to (i) $52.1 million of higher material costs, including glass, aluminum, malt, cartons, corn, steel, and pallets, driven by inflation and global supply chain constraints, (ii) $15.7 million of increased transportation costs, (iii) an $11.9 million increase in brewery costs primarily driven by increased utilities, maintenance, and administrative costs, and (iv) $3.6 million of higher depreciation resulting from the Mexico Beer Projects, partially offset by $7.9 million of favorable fixed cost absorption related to increased production levels as compared to Third Quarter 2022.

The decrease in Wine and Spirits gross profit is due to a decrease of $11.8 million from the 2022 Wine Divestiture, partially offset by a $4.8 million increase in organic gross profit. The increase in organic gross profit is attributable to a $40.3 million increase from favorable product mix, partially offset by (i) a $25.6 million decrease in branded wine and spirits shipment volume and (ii) $12.3 million of higher cost of product sold. The increase in cost of product sold was largely attributable to (i) $6.4 million of increased transportation costs, including ocean freight shipping, (ii) $5.5 million related to an out of period inventory adjustment, and (iii) $2.5 million of higher material costs, including glass and packaging materials, partially offset by lower warehousing costs and net favorable fixed cost absorption primarily as a result of the Third Quarter 2022 impact of a late frost in New Zealand.

Gross profit as a percent of net sales decreased to 50.4% for Third Quarter 2023 compared with 52.8% for Third Quarter 2022. This decrease was largely due to (i) approximately 315 basis points and 50 basis points of rate declines from cost of product sold within the Beer and Wine and Spirits segments, respectively, driven by the increase in operational and logistics costs and (ii) an unfavorable change of approximately 95 basis points in Comparable Adjustments, partially offset by (i) approximately 140 basis points of favorable impact from Beer pricing in select markets and (ii) approximately 55 basis points of favorable impact from product mix shift within the Wine and Spirits segment.

Selling, general, and administrative expenses

	Third Quarter 2023	Third Quarter 2022	Dollar Change	Percent Change
(in millions)
Beer	$279.5	$234.5	$45.0	19%
Wine and Spirits	127.8	125.1	2.7	2%
Corporate Operations and Other	75.1	44.3	30.8	70%
Canopy	137.5	114.5	23.0	20%
Consolidation and eliminations	(137.5)	(114.5)	(23.0)	(20%)
Comparable Adjustments	(2.2)	(18.1)	15.9	88%
Consolidated selling, general, and administrative expenses	$480.2	$385.8	$94.4	24%

The increase in Beer selling, general, and administrative expenses is driven largely by $41.8 million of increased marketing spend and $3.0 million of increased general and administrative expenses. The increase in marketing spend is due largely to a timing shift for media to the second half of Fiscal 2023 and increased sports-related partnerships to support the growth of our Mexican beer portfolio. We continue to expect marketing spend to range from 9% to 10% of net sales for Fiscal 2023. The increase in general and administrative expenses was driven primarily by (i) higher compensation and benefits, primarily related to incremental headcount to support the growth of our Mexican beer portfolio, and (ii) increased legal expenses, largely offset by (i) favorable foreign currency impact and (ii) decreased demolition costs for the Mexico Beer Projects and professional fees as compared to Third Quarter 2022.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents

The increase in Wine and Spirits selling, general, and administrative expenses is primarily due to $11.3 million of increased general and administrative expenses, partially offset by a $6.2 million decrease in marketing spend. The increase in general and administrative expenses was largely driven by (i) compensation and benefits, primarily related to higher headcount from our continued focus on expanding into DTC channels and higher-end brands as compared to Third Quarter 2022, (ii) expenses associated with an initiative to improve our marketing effectiveness, and (iii) higher travel as compared to Third Quarter 2022, partially offset by favorable foreign currency impact. We continue to expect marketing spend to range from 9% to 10% of net sales for Fiscal 2023.

The increase in Corporate Operations and Other selling, general, and administrative expenses is largely due to approximately (i) a $14 million increase in compensation and benefits, primarily related to a Third Quarter 2022 reversal of stock-based compensation for a performance award tied to earnings from our investment in Canopy that did not achieve a threshold level of performance and (ii) a $13 million increase in third-party services, driven by Digital Business Acceleration investments.

Selling, general, and administrative expenses as a percent of net sales increased to 19.7% for Third Quarter 2023 as compared to 16.6% for Third Quarter 2022. The increase is largely driven by (i) approximately 125 basis points of rate growth from an increase in the Corporate Operations and Other segment’s selling, general, and administrative expenses, (ii) approximately 95 basis points of rate growth as the increase in Beer selling, general, and administrative expenses exceeded the increase in net sales, (iii) an unfavorable change in Comparable Adjustments, contributing approximately 65 basis points of rate growth, and (iv) 20 basis points of rate growth from the increase in Wine and Spirits’ selling, general, and administrative expenses.

Operating income (loss)

	Third Quarter 2023	Third Quarter 2022	Dollar Change	Percent Change
(in millions)
Beer	$710.0	$723.6	$(13.6)	(2%)
Wine and Spirits	134.8	144.5	(9.7)	(7%)
Corporate Operations and Other	(75.1)	(44.3)	(30.8)	(70%)
Canopy	(134.6)	(171.0)	36.4	21%
Consolidation and eliminations	134.6	171.0	(36.4)	(21%)
Comparable Adjustments	(23.0)	16.1	(39.1)	NM
Consolidated operating income (loss)	$746.7	$839.9	$(93.2)	(11%)

The decrease in Beer operating income is largely attributable to higher operational and logistics costs and marketing spend, as described above, partially offset by the favorable pricing impact, the shipment volume growth within our Mexican beer portfolio, and the favorable product mix shift.

The decrease in Wine and Spirits operating income is largely attributable to the decline in branded wine and spirits shipment volume, the increase in cost of product sold, the 2022 Wine Divestiture, and increased general and administrative expenses, as described above, partially offset by the favorable product mix shift and the lower marketing spend.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to increased compensation and benefits, driven by the Third Quarter 2022 reversal of stock-based compensation, and the Third Quarter 2023 Digital Business Acceleration investments.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents
Income (loss) from unconsolidated investments
General

	Third Quarter 2023	Third Quarter 2022	Dollar Change	Percent Change
(in millions)
Unrealized net gain (loss) on securities measured at fair value	$(7.4)	$(199.7)	$192.3	96%
Equity in earnings (losses) from Canopy and related activities	(60.8)	(4.2)	(56.6)	NM
Equity in earnings (losses) from other equity method investees	31.0	32.1	(1.1)	(3%)
	$(37.2)	$(171.8)	$134.6	78%

Canopy segment
Canopy net sales decreased to $90.2 million for Third Quarter 2023 from $104.3 million for Third Quarter 2022. This decrease of $14.1 million, or 14%, is largely attributable to lower cannabis sales, partially offset by growth in their BioSteel Sports Nutrition Inc. business. The decline in cannabis sales primarily resulted from decreases in (i) Canadian recreational cannabis sales volume, largely driven by continuing impacts of price compression resulting from increased competition and from Canopy’s strategic decision to shift their focus to premium and mainstream products and (ii) medicinal sales driven by the January 2022 divestiture of C3, an international pharmaceutical business. Canopy gross profit (loss) increased to $2.9 million for Third Quarter 2023 from $(56.5) million for Third Quarter 2022. This increase of $59.4 million is primarily driven by a net decrease in inventory write-downs as compared to Third Quarter 2022, partially offset by (i) decreased net sales and price compression in the Canadian recreational channel, (ii) unfavorable product mix shift, and (iii) a decrease in payroll subsidies received from the Canadian government in Third Quarter 2022 pursuant to a COVID-19 relief program. Canopy selling, general, and administrative expenses increased $23.0 million driven by higher asset impairment charges and restructuring costs as compared to Third Quarter 2022. The combination of these factors were the main contributors to the decrease in operating loss of $36.4 million.

Interest expense
Interest expense increased to $98.7 million for Third Quarter 2023 as compared to $88.0 million for Third Quarter 2022. This increase of $10.7 million, or 12%, is due to higher average borrowings of approximately $640 million and approximately 30 basis points of higher weighted average interest rates, partially offset by an increase in capitalized interest in connection with the Mexico Beer Projects.

(Provision for) benefit from income taxes
The provision for income taxes increased to $131.1 million for Third Quarter 2023 from $99.3 million for Third Quarter 2022. Our effective tax rate for Third Quarter 2023 was 21.5% as compared with 17.1% for Third Quarter 2022. In comparison to prior year, our income taxes were impacted primarily by:

•a higher net income tax benefit from stock-based compensation award activity for Third Quarter 2022 from changes in option exercise activity; partially offset by
•an increase in the valuation allowance related to our investment in Canopy.

For additional information, refer to Note 9.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $467.7 million for Third Quarter 2023 from $470.8 million for Third Quarter 2022. This decrease of $3.1 million is largely attributable to (i) higher operational and logistics costs within both the Beer and Wine and Spirits segments, (ii) the increase in equity in losses from Canopy’s results, (iii) the increase in Beer media investments, and (iv) the increases in the provision for income taxes and Corporate Operations and Other general and administrative expenses, partially offset by (i) the decrease

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
in unrealized net loss from the changes in fair value of our investment in Canopy and (ii) improvements within the Beer segment.

Nine Months 2023 compared to Nine Months 2022

Net sales

	Nine Months 2023	Nine Months 2022	Dollar Change	Percent Change
(in millions)
Beer	$5,929.4	$5,185.9	$743.5	14%
Wine and Spirits:
Wine	1,316.6	1,351.1	(34.5)	(3%)
Spirits	208.8	181.2	27.6	15%
Total Wine and Spirits	1,525.4	1,532.3	(6.9)	—%
Canopy	264.7	332.4	(67.7)	(20%)
Consolidation and eliminations	(264.7)	(332.4)	67.7	20%
Consolidated net sales	$7,454.8	$6,718.2	$736.6	11%

Beer segment	Nine Months 2023	Nine Months 2022	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$5,929.4	$5,185.9	$743.5	14%

Shipments	310.5	281.0		10.5%

Depletions				7.8%

The increase in Beer net sales is largely due to (i) $549.8 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, and (ii) $210.3 million of favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by $13.1 million of unfavorable product mix primarily from a shift in package types.

Wine and Spirits segment	Nine Months 2023	Nine Months 2022	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,525.4	$1,532.3	$(6.9)	—%

Shipments
Total	21.1	22.2		(5.0%)
Organic (1)	21.1	22.0		(4.1%)

U.S. Domestic	18.2	19.3		(5.7%)
Organic U.S. Domestic (1)	18.2	19.1		(4.7%)

Depletions (1)				(2.3%)
(1)Includes an adjustment to remove volume associated with the 2022 Wine Divestiture for the period October 6, 2021, through November 30, 2021.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents

Wine and Spirits net sales remained relatively flat as $17.4 million from the 2022 Wine Divestiture was largely offset by a $10.5 million increase in organic net sales. The increase in organic net sales is driven by (i) a $49.2 million increase from favorable product mix and (ii) $10.9 million of favorable impact from pricing, partially offset by a $50.5 million decrease in branded wine and spirits shipment volume. The favorable impact from pricing was driven by price increases and a contractual distributor payment, partially offset by increases in promotional activity. The favorable product mix and decrease in branded wine and spirits shipment volume are attributable to the consumer-led premiumization and mix improvements of our portfolio. The increase in net sales was hindered by global supply chain constraints.

Gross profit

	Nine Months 2023	Nine Months 2022	Dollar Change	Percent Change
(in millions)
Beer	$3,156.6	$2,835.8	$320.8	11%
Wine and Spirits	698.4	707.6	(9.2)	(1%)
Canopy	(123.9)	(26.6)	(97.3)	NM
Consolidation and eliminations	123.9	26.6	97.3	NM
Comparable Adjustments	(47.2)	31.3	(78.5)	NM
Consolidated gross profit	$3,807.8	$3,574.7	$233.1	7%

The increase in Beer gross profit is primarily due to $298.6 million of shipment volume growth and the $210.3 million favorable impact from pricing, partially offset by $160.7 million of higher cost of product sold and $29.9 million of unfavorable product mix. The higher cost of product sold is largely due to (i) $158.6 million of higher material costs, including aluminum, cartons, glass, pallets, malt, corn, and steel, driven by inflation and global supply chain constraints, (ii) $34.8 million of increased transportation costs, (iii) a $32.9 million increase in brewery costs primarily driven by increased utilities, maintenance, and administrative costs, (iv) $25.2 million of higher depreciation, and (v) $13.3 million of supporting fees, including information technology expenses and increased compensation and benefits, partially offset by (i) $70.8 million of decreased obsolescence primarily from excess inventory of hard seltzers resulting from a slowdown in the overall category in early Fiscal 2022 and (ii) $26.5 million of favorable fixed cost absorption related to increased production levels as compared to Nine Months 2022.

The decrease in Wine and Spirits gross profit is due to a decrease of $11.8 million from the 2022 Wine Divestiture, partially offset by a $2.6 million increase in organic gross profit. The increase in organic gross profit is driven by (i) $38.9 million of favorable product mix, (ii) $16.9 million of higher non-branded gross profit, (iii) the $10.9 million favorable impact from pricing, and (iv) a $2.6 million favorable foreign currency translation impact, partially offset by (i) $42.5 million of higher cost of product sold, driven by global supply chain constraints and inflation and (ii) a $24.2 million decline in branded wine and spirits shipment volume. The increase in cost of product sold was largely attributable to (i) $32.2 million of increased transportation and warehousing costs, including ocean freight shipping, and (ii) $10.8 million of higher material costs, including glass and packaging materials, partially offset by net favorable fixed cost absorption.

Gross profit as a percent of net sales decreased to 51.1% for Nine Months 2023 compared with 53.2% for Nine Months 2022. This decrease was largely due to (i) approximately 210 basis points and 55 basis points of rate decline from cost of product sold within the Beer and Wine and Spirits segments, respectively, driven by the increase in operational and logistics costs, (ii) an unfavorable change of approximately 105 basis points in Comparable Adjustments, and (iii) 30 basis points related to unfavorable product mix shift within the Beer segment, partially offset by (i) approximately 125 basis points of favorable impact from Beer pricing in select

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
markets and (ii) approximately 25 basis points of favorable impact from non-branded product within the Wine and Spirits segment.

Selling, general, and administrative expenses

	Nine Months 2023	Nine Months 2022	Dollar Change	Percent Change
(in millions)
Beer	$818.2	$746.1	$72.1	10%
Wine and Spirits	373.2	358.7	14.5	4%
Corporate Operations and Other	218.7	161.7	57.0	35%
Canopy	1,868.7	481.4	1,387.3	NM
Consolidation and eliminations	(1,868.7)	(481.4)	(1,387.3)	NM
Comparable Adjustments	21.5	(11.9)	33.4	NM
Consolidated selling, general, and administrative expenses	$1,431.6	$1,254.6	$177.0	14%

The increase in Beer selling, general, and administrative expenses is primarily due to $53.9 million of higher marketing spend and $18.0 million of increased general and administrative expenses. The higher marketing spend was driven by increased sports-related partnerships and our planned investments to support the growth of our Mexican beer portfolio. The increase in general and administrative expenses was primarily driven by (i) compensation and benefits, primarily related to incremental headcount to support the growth of our Mexican beer portfolio, (ii) higher travel as compared to Nine Months 2022, and (iii) strategic asset relocation, partially offset by (i) favorable foreign currency impact and (ii) decreased legal expenses and professional fees as compared to Nine Months 2022.

The increase in Wine and Spirits selling, general, and administrative expenses is primarily due to $28.4 million of increased general and administrative expenses, partially offset by $9.7 million of lower marketing spend. The increase in general and administrative expenses was primarily driven by compensation and benefits, primarily related to higher headcount from our continued focus on expanding into DTC channels and higher-end brands as compared to Nine Months 2022, expenses associated with an initiative to improve our marketing effectiveness, and higher travel as compared to Nine Months 2022, partially offset by favorable foreign currency impact.

The increase in Corporate Operations and Other selling, general, and administrative expenses is largely due to approximately (i) a $40 million increase in third-party services, driven by our Digital Business Acceleration investments, and (ii) a $19 million increase in compensation and benefits, primarily related to a Third Quarter 2022 reversal of stock-based compensation for a performance award tied to earnings from our investment in Canopy that did not achieve a threshold level of performance, partially offset by a decrease of approximately $6 million resulting from the completion of an ERP implementation in Fiscal 2022.

Selling, general, and administrative expenses as a percent of net sales increased to 19.2% for Nine Months 2023 as compared with 18.7% for Nine Months 2022. The increase is driven largely by (i) approximately 55 basis points of rate growth from the increase in the Corporate Operations and Other segment’s selling, general, and administrative expenses, (ii) an unfavorable change in Comparable Adjustments, contributing 35 basis points of rate growth, and (iii) approximately 15 basis points of rate growth from the increase in Wine and Spirits selling, general, and administrative expenses, partially offset by approximately 50 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents
Operating income (loss)

	Nine Months 2023	Nine Months 2022	Dollar Change	Percent Change
(in millions)
Beer	$2,338.4	$2,089.7	$248.7	12%
Wine and Spirits	325.2	348.9	(23.7)	(7%)
Corporate Operations and Other	(218.7)	(161.7)	(57.0)	(35%)
Canopy	(1,992.6)	(508.0)	(1,484.6)	NM
Consolidation and eliminations	1,992.6	508.0	1,484.6	NM
Comparable Adjustments	(68.7)	(622.7)	554.0	89%
Consolidated operating income (loss)	$2,376.2	$1,654.2	$722.0	44%

The increase in Beer operating income is largely attributable to the strong shipment volume growth within our Mexican beer portfolio, favorable pricing impact, and decreased obsolescence, partially offset by higher operational and logistics costs, marketing spend, and general and administrative expenses, as described above, and the unfavorable product mix shift.

The decrease in Wine and Spirits operating income is largely attributable to the increases in cost of product sold and general and administrative expenses, as described above, the decline in branded wine and spirits shipment volume, and the 2022 Wine Divestiture, partially offset by the favorable product mix shift, increase in non-branded net sales, the favorable pricing impact, and lower marketing spend.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to the Nine Months 2023 Digital Business Acceleration investments and increased compensation and benefits, driven by the Third Quarter 2022 reversal of stock-based compensation, partially offset by the decrease in ERP-related consulting services.

Income (loss) from unconsolidated investments
General

	Nine Months 2023	Nine Months 2022	Dollar Change	Percent Change
(in millions)
Impairment of Canopy Equity Method Investment	$(1,060.3)	$—	$(1,060.3)	NM
Unrealized net gain (loss) on securities measured at fair value	(39.1)	(1,534.8)	1,495.7	97%
Equity in earnings (losses) from Canopy and related activities (1)	(876.5)	(39.5)	(837.0)	NM
Equity in earnings (losses) from other equity method investees	31.7	32.5	(0.8)	(2%)
	$(1,944.2)	$(1,541.8)	$(402.4)	(26%)
(1)Includes $461.4 million of a goodwill impairment related to Canopy’s cannabis operations for Nine Months 2023. Also includes $115.6 million and $70.7 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand for Nine Months 2023 and Nine Months 2022, respectively.

For additional information regarding our equity method investments, refer to Notes 4 and 7.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 48

MD&A	Table of Contents

Canopy segment
Canopy net sales decreased to $264.7 million for Nine Months 2023 from $332.4 million for Nine Months 2022. This decrease of $67.7 million, or 20%, is largely attributable to lower cannabis sales, partially offset by growth in their BioSteel Sports Nutrition Inc. business. The decline in cannabis sales primarily resulted from decreases in (i) Canadian recreational cannabis sales volume, largely driven by Canopy’s strategic decision to shift their focus to premium and mainstream products and the continuing impacts of price compression resulting from increased competition and (ii) medicinal sales driven by the January 2022 divestiture of C3, partially offset by growth in Canadian THC recreational sales driven by Canopy’s Fiscal 2022 acquisitions including the Supreme Cannabis Company, Inc. Additionally, other consumer products sales in Nine Months 2023 as compared to Nine Months 2022 decreased driven by declines in their Storz & Bickel GmbH & Co. KG and This Works Products Limited businesses. Canopy gross profit (loss) decreased to $(123.9) million for Nine Months 2023 from $(26.6) million for Nine Months 2022. This decrease of $97.3 million is primarily driven by (i) a net increase in inventory write-downs as compared to Nine Months 2022, (ii) decreased net sales and price compression in the Canadian recreational channel, (iii) unfavorable product mix shift, and (iv) a decrease in payroll subsidies received from the Canadian government in Nine Months 2022 pursuant to a COVID-19 relief program. Canopy selling, general, and administrative expenses increased $1,387.3 million largely driven by a $1,353.2 million goodwill impairment related to their cannabis operations, restructuring costs, and asset impairments for Nine Months 2023, partially offset by a continued focus on reducing costs and the closure of certain research and development facilities in Fiscal 2022. The combination of these factors were the main contributors to the $1,484.6 million increase in operating loss.

Interest expense
Interest expense increased to $281.5 million for Nine Months 2023 as compared to $270.5 million for Nine Months 2022. This increase of $11.0 million, or 4%, is due to higher average borrowings of approximately $355 million and approximately 10 basis points of higher weighted average interest rates, partially offset by an increase in capitalized interest in connection with the Mexico Beer Projects.

Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of a premium payment and the write-off of debt issuance costs in connection with the May 2022 tender offers of our 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes (Nine Months 2023) and make-whole payments in connection with the early redemption of our (i) 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes (Nine Months 2023) and (ii) 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes (Nine Months 2022).

(Provision for) benefit from income taxes
The provision for income taxes increased to $388.9 million for Nine Months 2023 from $217.1 million for Nine Months 2022. Our effective tax rate for Nine Months 2023 was 305.7% as compared with (115.8)% for Nine Months 2022. In comparison to prior year, our income taxes were impacted primarily by:

•an increase in the valuation allowance related to our investment in Canopy; and
•the effective tax rates applicable to our foreign businesses, including the impact of the Nine Months 2022 long-lived asset impairment of brewery construction in progress; partially offset by
•a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture; and
•a higher net income tax benefit from stock-based compensation award activity for Nine Months 2022 from changes in option exercise activity.

For additional information, refer to Note 9.

We expect our reported effective tax rate for Fiscal 2023 to be in the range of 73% to 75%. Since estimates are not currently available, this range does not reflect any future changes in the fair value of our Canopy investment measured at fair value and any future equity in earnings (losses) from the Canopy Equity Method Investment and related activities.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 49

MD&A	Table of Contents

Net income (loss) attributable to CBI
Net loss attributable to CBI decreased to $294.0 million for Nine Months 2023 from $435.8 million for Nine Months 2022. This decrease of $141.8 million, or 33%, is largely attributable to (i) a decrease in unrealized net loss from the changes in fair value of our investment in Canopy, (ii) the impairment of long-lived assets for Nine Months 2022 in connection with certain assets at the Mexicali Brewery, and (iii) the improvements within the Beer segment, partially offset by (i) the impairment of our Canopy Equity Method Investment, (ii) the increase in equity losses from Canopy’s results, and (iii) the increase in the provision for income taxes.

Liquidity and Capital Resources

General

Our primary source of liquidity has been cash flow from operating activities. Our ability to consistently generate robust cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Our largest use of cash in our operations is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used this cash flow to repay our short-term borrowings and fund capital expenditures. Additionally, our commercial paper program is used to fund our short-term borrowing requirements and to maintain our access to the capital markets. We use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures, among other things.

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

The Reclassification required significant cash outlays during Third Quarter 2023. Pursuant to the Reclassification, each share of Class B Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged, and converted into one share of Class A Stock and received $64.64 in cash, without interest. The aggregate cash payment to holders of Class B Stock at the Effective Time was $1,500.0 million. We utilized our $1.0 billion three-year term loan facility under the August 2022 Term Credit Agreement and borrowings under our commercial paper program to fund the aggregate cash payment to holders of Class B Stock. In addition, we have incurred $31.5 million of non-recurring costs and expenses for Nine Months 2023 in connection with the completion of the Reclassification. We do not expect the Reclassification to have an ongoing material impact on our liquidity.

We have an agreement with a financial institution for payable services and began to facilitate a voluntary supply chain finance program through this participating financial institution during Third Quarter 2023. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of November 30, 2022, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $0.2 million and was included in accounts payable within our consolidated balance sheet. The amount settled through the supply chain finance program and paid to the financial institution was $4.3 million during Third Quarter 2023. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 50

MD&A	Table of Contents
As of November 30, 2022, the exercise of the November 2018 Canopy Warrants would have required a cash outflow of approximately $5.6 billion based on the terms of the warrants. The exercise price for the November 2018 Canopy Warrants exceeded Canopy’s stock price as of November 30, 2022.

Cash Flows

	Nine Months 2023	Nine Months 2022	Dollar Change	Percent Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,280.6	$2,444.1	$(163.5)	(7%)
Investing activities	(646.6)	(674.2)	27.6	4%
Financing activities	(1,645.9)	(1,867.9)	222.0	12%
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(1.3)	(1.2)	(92%)
Net increase (decrease) in cash and cash equivalents	$(14.4)	$(99.3)	$84.9	85%

Operating activities
The decrease in net cash provided by (used in) operating activities consists of:

	Nine Months 2023	Nine Months 2022	Dollar Change	Percent Change
(in millions)
Net income (loss)	$(261.7)	$(404.6)	$142.9	35%
Unrealized net (gain) loss on securities measured at fair value	39.1	1,534.8	(1,495.7)	(97%)
Deferred tax provision (benefit)	218.4	58.5	159.9	NM
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	845.4	6.0	839.4	NM
Impairment of Canopy Equity Method Investment	1,060.3	—	1,060.3	NM
Impairment of brewery construction in progress	—	665.9	(665.9)	NM
Other non-cash adjustments	523.7	385.7	138.0	36%
Change in operating assets and liabilities, net of effects from purchase and sale of business	(144.6)	197.8	(342.4)	(173%)
Net cash provided by (used in) operating activities	$2,280.6	$2,444.1	$(163.5)	(7%)

The net change in operating assets and liabilities was largely driven by (i) a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture, (ii) accounts payable primarily attributable to the timing of payments for both the Beer and Wine and Spirits segments, and (iii) an exclusivity payment received in connection with distribution arrangements for our U.S. wine and spirits brand portfolio in Nine Months 2022. These changes were partially offset by the timing of collections for (i) recoverable value-added taxes for the Beer segment and (ii) accounts receivable for both the Beer and Wine and Spirits segments. Additionally, net cash provided by operating activities benefited from lower income tax payments in Nine Months 2023 as compared to Nine Months 2022.

Investing activities
Net cash used in investing activities decreased to $646.6 million for Nine Months 2023 from $674.2 million for Nine Months 2022. This decrease of $27.6 million, or 4%, was primarily due to (i) $92.1 million of higher proceeds from sale of business, driven by the 2022 Wine Divestiture, and (ii) $16.4 million of lower business acquisitions, partially offset by $85.1 million of higher capital expenditures for Nine Months 2023.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 51

MD&A	Table of Contents

Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	Nine Months 2023	Nine Months 2022	Dollar Change	Percent Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$1,707.0	$(159.9)	$1,866.9	NM
Dividends paid	(441.1)	(430.5)	(10.6)	(2%)
Purchases of treasury stock	(1,400.5)	(1,390.5)	(10.0)	(1%)
Net cash provided by stock-based compensation activities	26.2	149.9	(123.7)	(83%)
Distributions to noncontrolling interests	(37.5)	(36.9)	(0.6)	(2%)
Payment to holders of Class B Stock in connection with the Reclassification	(1,500.0)	—	(1,500.0)	NM
Net cash provided by (used in) financing activities	$(1,645.9)	$(1,867.9)	$222.0	12%

Debt

Total debt outstanding as of November 30, 2022, amounted to $12,172.3 million, an increase of $1,755.8 million from February 28, 2022. This increase consisted of:

Debt repayment	Debt issuance

Bank facilities
In October 2022, we entered into the October 2022 Credit Agreement Amendments which revise certain defined terms and covenants in our credit agreements. These amendments will become effective upon (i) the amendment by Canopy of its Articles of Incorporation, (ii) the conversion of our Canopy common shares into Exchangeable Shares, and (iii) the resignation of our nominees from the board of directors of Canopy.

In August 2022, we entered into the August 2022 Term Credit Agreement. The August 2022 Term Credit Agreement provides for a $1.0 billion three-year term loan facility and is not subject to amortization payments, with the balance due and payable on November 10, 2025.

In April 2022, we entered into the 2022 Restatement Agreement that amended and restated our then-existing senior credit facility. The 2022 Restatement Agreement resulted in (i) the refinance and increase of the

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 52

MD&A	Table of Contents
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

Senior notes
In May 2022, we issued the May 2022 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,837.1 million were used towards a series of cash tender offers, the June 2022 repayment of the 3.20% February 2018 Senior Notes and the 4.25% May 2013 Senior Notes, and for general corporate purposes, including working capital, funding capital expenditures, retirement of debt, and other business opportunities.

General
The majority of our outstanding borrowings as of November 30, 2022, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2024 to calendar 2050, and a variable-rate senior unsecured term loan facility under our April 2022 Term Credit Agreement and August 2022 Term Credit Agreement with calendar 2024 and 2025 maturity dates, respectively.

Additionally, we have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.25 billion of commercial paper, inclusive of a $250.0 million increase implemented in December 2022. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2022 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility.

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

We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	November 30, 2022	December 31, 2022
(in millions)
Revolving credit facility (1)	$1,361.4	$1,426.3
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

We and our subsidiaries are subject to covenants that are contained in our 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of November 30, 2022, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 53

MD&A	Table of Contents
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

As of November 30, 2022, we were in compliance with our covenants under our 2022 Credit Agreement, our April 2022 Term Credit Agreement, our August 2022 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2022 Annual Report and Note 8.

Common Stock Dividends

On January 4, 2023, our Board of Directors declared a quarterly cash dividend of $0.80 per share of Class A Stock and $0.72 per share of Class 1 Stock payable on February 22, 2023, to stockholders of record of each class as of the close of business on February 8, 2023.

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

Share Repurchase Program

Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $3.0 billion under the 2018 Authorization and an additional repurchase of up to $2.0 billion under the 2021 Authorization. The 2018 Authorization was fully utilized during the three months ended May 31, 2022, through a combination of open market transactions and an ASR that was announced in April 2022.

As of November 30, 2022, total shares repurchased under the 2018 Authorization and 2021 Authorization are as follows:

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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 54

MD&A	Table of Contents
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

Accounting Guidance

Accounting guidance adopted for Nine Months 2023 did not have a material impact on our Financial Statements.

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

•The statements under MD&A regarding:
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
◦anticipated inflationary pressures, changing prices, and reductions in consumer discretionary income as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, such as repercussions from the conflict in Ukraine, and our responses thereto, including potential selling price increases and/or cost savings initiatives;
◦our ESG strategy;
◦the potential impact to supply, production levels, and costs due to global supply chain constraints and transportation;
◦effects of the Reclassification, including its ongoing impact on liquidity;
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
•The statements regarding:
◦Canopy’s plans to consolidate its U.S. cannabis assets;
◦the potential completion of the Canopy Transaction, including the Canopy Amendment, and the transactions contemplated by the Consent Agreement and the Exchange Agreement, including

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 55

MD&A	Table of Contents
conversion of our Canopy common shares for Exchangeable Shares, and related results and impacts of such transactions;
◦the potential exchange of our remaining Canopy Debt Securities for Exchangeable Shares;
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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 56

MD&A	Table of Contents
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
•Canopy’s failure to receive the requisite approval of its shareholders necessary to approve the Canopy Transaction, any other delays with respect to, or the failure to complete, the Canopy Transaction, the ability to recognize the anticipated benefits of the Canopy Transaction and the impact of the Canopy Transaction on the market price of Canopy’s common stock;
•completion of the Canopy Transaction and converting our Canopy common shares for Exchangeable Shares on our relationship with and investment in Canopy;
•our plans to transition into and exchange our remaining Canopy Debt Securities for Exchangeable Shares;
•litigation risks, including risks with respect to the outcome of legal proceedings regarding our sublicense of the trademarks for our Mexican beer brands;
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
•the ability to recognize the anticipated benefits of the Reclassification; and
•our targeted net leverage ratio due to market conditions, our ability to generate cash flow at expected levels, and our ability to generate expected earnings.

For additional information about risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements, please refer to Item 1A. “Risk Factors” of our 2022 Annual Report as supplemented by the additional factors set forth under Item 1A. “Risk Factors” included in this Form 10-Q.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 57

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of November 30, 2022, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar, and Canadian dollar. Approximately 100% of our balance sheet exposures and 87% of our forecasted transactional exposures for the remaining three months of Fiscal 2023 were hedged as of November 30, 2022.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2022, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 88% of our forecasted transactional exposures for the remaining three months of Fiscal 2023 were hedged as of November 30, 2022.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
(in millions)
Foreign currency contracts	$2,766.3	$2,244.8	$172.1	$(50.8)	$(191.3)	$156.4
Commodity derivative contracts	$341.1	$243.5	$45.0	$41.7	$(34.3)	$(26.5)

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of November 30, 2022, or November 30, 2021.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 58

OTHER KEY INFORMATION	Table of Contents

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
(in millions)
Fixed interest rate debt	$10,077.8	$9,868.5	$(9,205.0)	$(10,695.5)	$(620.2)	$(818.9)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $6.6 million and $3.6 million for the nine months ended November 30, 2022, and November 30, 2021, respectively.

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

As of November 30, 2022, the fair value of our investment in the November 2018 Canopy Warrants and the Canopy Debt Securities was $74.7 million, with an unrealized net gain (loss) on this investment of $(39.1) million recognized in our results of operations for the nine months ended November 30, 2022. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of November 30, 2022, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $1.6 million.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 59

OTHER KEY INFORMATION	Table of Contents
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

For additional information regarding Legal Proceedings, see Item 1A. “Risk Factors.”

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

Operational Risks
Marijuana is currently illegal under U.S. federal law and in other jurisdictions; we do not control Canopy’s business or operations; the Canopy Transaction, which is designed to capitalize on U.S. cannabis market opportunities, may significantly alter our relationship with and investment in Canopy
The ability of Canopy to achieve its business objectives is contingent, in part, upon the legality of the cannabis industry, Canopy’s compliance with regulatory requirements enacted by various governmental authorities, and Canopy obtaining all regulatory approvals, where necessary, for the production and sale of its products. The laws and regulations governing medicinal and recreational cannabis are still developing, including in ways that we may not foresee. Canopy’s success will depend on, among other things, the ability of Canopy to operate successfully in the cannabis market space and the presence of sufficient retail outlets. There are also concerns about health issues associated with certain types of form factors for cannabis products, such as those used in inhalables. These issues may result in a less robust consumer demand for certain form factors. A robust cannabis consumer market may not develop consistent with our expectations, or consumers may choose not to purchase any Canopy products. Although the Agriculture Improvement Act of 2018 has taken hemp and hemp derived cannabinoids out of the most restrictive class of controlled substances, marijuana is a schedule-1 controlled substance in the U.S. and is currently illegal under U.S. federal law. Even in those U.S. states in which the recreational and/or medicinal use of marijuana has been legalized, its use remains a violation of U.S. federal law. Since U.S. federal laws criminalizing the use of marijuana preempt state laws that legalize its use, continuation of U.S. federal law in its current state regarding marijuana could limit the expansion of Canopy’s business into the U.S. Similar issues of illegality apply in other countries. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or negatively impact Canopy’s markets, products, and sales initiatives.

We currently have the right to nominate four members of the Canopy board of directors. While we do not control Canopy’s business or operations, we do rely on Canopy’s internal controls and procedures for operation of that business. Nevertheless, our current financing arrangements require us to certify, among other things, that to our knowledge (i) Canopy is properly licensed and operating in accordance with Canadian laws in all material respects; (ii) Canopy does not knowingly or intentionally purchase, manufacture, distribute, import, and/or sell marijuana, or any other controlled substance in or from the U.S. or any other jurisdiction, in each case, where such purchase, manufacture, distribution, importation, or sale of marijuana or such other controlled substance is illegal, except in compliance with all applicable federal, state, local, or foreign laws, rules, and regulations; and (iii) Canopy does not knowingly or intentionally partner with, invest in, or distribute marijuana or any other controlled substance to any third-party that knowingly or intentionally purchases, sells, manufactures, or distributes marijuana or any other controlled substance in the U.S. or any other jurisdiction, in each case, where such purchase, sale, manufacture, or distribution of marijuana or such other controlled substance is illegal, except in compliance with all applicable federal, state, local, or foreign laws, rules, and regulations. If Canopy were to knowingly or intentionally violate any of these applicable laws and we became aware of such violation, we would

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 60

OTHER KEY INFORMATION	Table of Contents
be unable to make the required certification under our current financing arrangements, which could lead to a default under those financing arrangements.

If the Canopy Transaction is completed and we exchange our Canopy common shares for Exchangeable Shares and terminate certain legacy agreements with Canopy, we and Canopy will no longer be able to derive benefits from our strategic relationship. The Exchangeable Shares will not carry (i) voting rights, which will limit our ability to exert influence over Canopy (as will the termination of our rights under the investor rights agreement and the resignations of our nominees to Canopy’s board of directors), or (ii) rights to receive dividends or other rights upon dissolution of Canopy, which will limit our right to derive economic benefits from our investment in Canopy if it declares dividends or dissolves and we continue to hold Exchangeable Shares. Furthermore, we expect to no longer apply the equity method to our investment in Canopy, which may subject our financial statements to additional volatility as we expect to account for the Exchangeable Shares at fair value. In connection with an exchange of our Canopy common shares for Exchangeable Shares, we will also surrender our November 2018 Canopy Warrants to Canopy for cancellation, and therefore, we will not realize an opportunity to increase our ownership in Canopy if its stock price were to recover prior to their expiration. The perception of the Canopy Transaction by members of the investment community, whether or not it is completed, and the potential that Canopy may not remain listed on the stock exchanges it is currently listed on may result in a decrease in the value of Canopy’s common stock and further impair its liquidity and marketability. If the Canopy Transaction is not completed for any reason, including if Canopy fails to receive the requisite shareholder approval for the Canopy Amendment, Canopy will have expended substantial time and resources that could otherwise have been spent on Canopy’s existing businesses and the pursuit of other opportunities that could have been beneficial to Canopy. Canopy may not fully realize the anticipated benefits of the Canopy Transaction if it is completed. To the extent any of the foregoing factors impact Canopy, it could have a material adverse effect on Canopy’s business, liquidity, financial condition, and/or results of operations. Were that to occur, we may not be able to recover the value of our investment in Canopy.

If the October 2022 Credit Agreement Amendments become effective, our financing arrangements will (i) restrict repayment of the loans under our credit agreements with proceeds derived, directly or indirectly, from Canopy prior to the Specified Time, (ii) restrict the use of proceeds from the loans under our credit agreements, directly or indirectly, for any investment in, transaction with, or to fund the activities of or business with Canopy prior to the Specified Time, and (iii) provide that we will not convert any of our outstanding Exchangeable Shares for Canopy common shares or own any Canopy common shares until the Specified Time. Additionally, we will no longer be required to make the certifications with respect to Canopy provided under our current financing arrangements. If the foregoing obligations become effective and we do not comply with them, we could trigger an event of default under such debt facilities or agreements. In such an event, the holders of our debt could elect to declare as due and payable all amounts outstanding under those instruments. An event of default could also result in events of default under other debt facilities or agreements that contain cross-acceleration or cross-default provisions, which could permit counterparties thereunder to exercise remedies. If that occurred, we might not have available funds to satisfy our repayment obligations.

Strategic Risks
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

As previously disclosed in the 2022 Annual Report, our subsidiaries CB Brand Strategies, LLC, Crown Imports LLC, and Compañía Cervecera de Coahuila, S. de R.L. de C.V. are defendants in a lawsuit originally filed in U.S. District Court for the Southern District of New York on February 15, 2021, and most recently amended on March 16, 2022, by Cervecería Modelo de México, S. de R.L. de C.V. and Trademarks Grupo Modelo, S. de R.L. de C.V., which alleges, among other things, that our sublicense of the trademarks for our Mexican beer brands should

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 61

OTHER KEY INFORMATION	Table of Contents
not permit us to use the Corona brand name on our Corona Hard Seltzer or the Modelo brand name on our Modelo Ranch Water. On August 5, 2022, both the plaintiffs and the defendants filed motions for summary judgment. On November 3, 2022, the court denied our motion for summary judgment. On December 13, 2022, the court denied plaintiffs’ motion for summary judgment. On December 19, 2022, the court issued an order setting certain pretrial deadlines and providing that the court is “considering a trial starting in March 2023.” While we continue to believe this lawsuit is without merit, litigation is inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur. In addition, our cost of defending this litigation could be substantial. If we are not successful, we may not be able to market Corona Hard Seltzer in its current formulation under the Corona brand name or Modelo Ranch Water in its current formulation under the Modelo brand name and we may be required to pay damage awards, each of which may have an adverse effect on our business, liquidity, financial condition, and/or results of operations.

We may be subject to other litigation related to our trademarks and intellectual property rights. A substantial adverse judgment or other unfavorable resolution of these matters or our failure to otherwise protect our intellectual property rights could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Financial Risks
Securities measured at fair value
The value of the warrants and debt securities we hold in Canopy through our subsidiaries is subject to the volatility of the market price of Canopy’s common stock. This volatility subjects our financial statements to volatility. The market price of Canopy’s common stock has experienced significant volatility, and that volatility may continue in the future and may also be subject to wide fluctuations in response to many factors beyond the control of Canopy, or of us. These factors include, but are not limited to:

•actual or anticipated fluctuations in Canopy’s reported results of operations or financial position, including due to another significant impairment of goodwill or intangible or other long-lived assets;
•adverse market conditions;
•recommendations and reports by securities and industry analysts;
•impact of COVID-19 on Canopy’s operations, revenues, and ability to access financial markets as well as, on the cannabis industry generally;
•the outcome of the Canopy Transaction and related transactions;
•significant acquisitions, investments, equity issuances, asset sales, and/or other divestitures by Canopy;
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

We currently account for our investment in Canopy under the equity method. There may be a future impairment of our Canopy Equity Method Investment if our expectations about Canopy’s prospective results and cash flows decline, which could be influenced by a variety of factors including those listed above. We currently recognize our equity in Canopy’s earnings on a two-month lag primarily because of the availability of Canopy’s financial results since Canopy’s fiscal year ends annually March 31 while our fiscal year ends annually on the last day of February. In the event the Canopy Transaction is completed and we convert our Canopy common shares into Exchangeable Shares, we expect to account for the Exchangeable Shares at fair value, which may subject our financial statements to additional volatility because the value of the Exchangeable Shares would be subject to similar volatility factors as the warrants and debt securities we currently hold in Canopy.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 62

OTHER KEY INFORMATION	Table of Contents
Other Risks
The Reclassification may not benefit us or our stockholders
The long-term impacts of the Reclassification are still unknown, and the Reclassification may not result in an increase in stockholder value or improve the liquidity and marketability of our equity. If the Reclassification is not viewed favorably by members of the investment community, it may cause a decrease in the value of our Class A Stock and impair its liquidity and marketability. Furthermore, securities markets worldwide have recently experienced significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could cause a reduction in the market price and liquidity of shares of our Class A Stock.

Sands Family Stockholder Class A Stock ownership and Board of Directors nomination rights
Until the date that is five years after the Effective Time and so long as the Sands Family Stockholders, collectively, have beneficial or record ownership of at least 10% of the issued and outstanding shares of Class A Stock, our Board of Directors will, subject to the procedures and limitations set forth in the Reclassification Agreement, nominate two individuals designated by WildStar for election to the Board of Directors at any annual meeting of our stockholders at which directors are to be elected (or otherwise in connection with any action by written consent pursuant to which a majority of the Board of Directors will be elected). So long as the Sands Family Stockholders, collectively, have beneficial or record ownership of less than 10% but at least 9,239,463.1 shares of Class A Stock, as adjusted by any stock dividend, stock split, stock combination or similar transaction, the Board of Directors will, subject to the procedures and limitations set forth in the Reclassification Agreement, nominate one individual designated by WildStar for election to the Board of Directors at any annual meeting of our stockholders at which directors are to be elected (or otherwise in connection with any action by written consent pursuant to which a majority of the Board of Directors will be elected).

The amount of Class A Stock currently held by the Sands Family Stockholders, together with the foregoing Board of Directors nomination rights, provide the Sands Family Stockholders with significant continued influence over the Company’s decisions. The interests of the Sands Family Stockholders with respect to matters potentially or actually involving or affecting the Company and its other stockholders, such as future acquisitions, financings, and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of our other stockholders.

The Sands family and entities controlled by members of the Sands family have pledged shares of Class A Stock to secure various credit facilities. In the event of noncompliance with certain covenants under the credit facilities, the financial institutions to which such stock is pledged have certain remedies, including the right to sell the pledged shares subject to certain protections afforded to the borrowers and pledgors. The sale by such financial institutions of a substantial amount of the pledged shares could depress, or result in volatility in, the trading price of our Class A Stock.

Item 5.    Other Information.

On November 10, 2022, our Board of Directors amended and restated our by-laws to implement certain conforming changes in connection with the Amended and Restated Charter and certain other changes to update the Amended and Restated By-Laws in accordance with best corporate practices. The amendments, among other things, include:

•a requirement that stockholders nominating directors to the Board of Directors certify their compliance with the SEC’s universal proxy rules; and
•revisions to the advance notice requirements for stockholders making director nominations, including (i) establishing clear eligibility requirements for requesting our director and officer questionnaire and other nomination materials and providing that we have five business days to respond to such requests and (ii) enhancing our ability to request supplemental information from Board of Director nominees after the nomination deadline.

The foregoing description of the Amended and Restated By-Laws is a summary, does not purport to be complete, and is qualified in its entirety by reference to the text of the Amended and Restated By-Laws, a copy of which is filed herewith as Exhibit 3.2 and is incorporated herein by reference.

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 63

OTHER KEY INFORMATION	Table of Contents
Item 6.    Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Subscription Agreement, dated as of August 14, 2018, by and between CBG Holdings LLC and Canopy, including, among other things, a form of the Amended and Restated Investor Rights Agreement. †	8-K	2.1	August 16, 2018

2.2	Foreign Exchange Rate Agreement dated October 26, 2018, between CBG Holdings LLC and Canopy.	10-Q	2.2	January 9, 2019

2.3	Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between the Company and E. & J. Gallo Winery. †‡	8-K	2.1	May 29, 2020

2.4	First Amendment dated September 28, 2020 and effective September 28, 2020, to Second Amended and Restated Asset Purchase Agreement made and entered into as of May 22, 2020, by and between the Company and E. & J. Gallo Winery.	10-Q	2.6	October 1, 2020

2.5	Asset Purchase Agreement made and entered into as of June 22, 2020, by and between the Company and E. & J. Gallo Winery regarding the Nobilo transaction. †	8-K	2.1	June 25, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.2	Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and M&T, as Trustee.	8-K	4.4	June 11, 2013

4.3	Supplemental Indenture No. 6, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and M&T, as Trustee.	10-Q	4.21	July 10, 2014

4.4	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

4.5	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.6	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.7	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.8	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.9	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 64

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.10	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.11	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.12	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

4.13	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.14	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.15	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.16	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.17	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.18	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.19	Supplemental Indenture No. 29 with respect to 3.600% Senior Notes due 2024, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 9, 2022

4.20	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.21	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022
4.22	Restatement Agreement, dated as of March 26, 2020 by and among the Company, CB International, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Ninth Amended and Restated Credit Agreement dated as of March 26, 2020, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	March 31, 2020

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 65

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.23	2020 Term Loan Restatement Agreement, dated as of March 26, 2020, by and among the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent and Lender, including the Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.3	March 31, 2020

4.24	Amendment No. 1, dated as of June 10, 2021, to Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company and Bank of America, N.A., as Administrative Agent and Lender.	10-Q	4.30	June 30, 2021

4.25	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.26	Amendment No. 2, dated as of April 14, 2022, to Amended and Restated Term Loan Credit Agreement, dated as of March 26, 2020, as amended by Amendment No. 1, dated as of June 10, 2021, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.2	April 15, 2022

4.27	Term Loan Credit Agreement, dated as of August 9, 2022, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	August 9, 2022

4.28	Amendment No. 1, dated as of October 18, 2022, to the Term Loan Credit Agreement, dated as of August 9, 2022, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	October 26, 2022

4.29	Amendment No. 1, dated as of October 18, 2022, to Tenth Amended and Restated Credit Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.2	October 26, 2022

4.30	Amendment No. 3, dated as of October 18, 2022, to Amended and Restated Term Loan Credit Agreement, dated as of March 26, 2020, as amended by Amendment No. 1, dated as of June 10, 2021, and Amendment No. 2, dated as of April 14, 2022, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.3	October 26, 2022

10.1	Registration Rights Agreement, dated as of November 10, 2022, by and among the Company and the stockholders party thereto (including form of Joinder by and among the Company and the entities party thereto (including AJB Business Holdings LP and ZMSS Business Holdings LP)).	8-K	10.1	November 10, 2022

10.2	Description of Compensation Arrangements, as of November 10, 2022, for Non-Management Directors. *	8-K	10.2	November 10, 2022

10.3	Form of Executive Employment Agreement Release of Claims between the Company and its former Chairman of the Board and its former Vice Chairman of the Board (filed herewith). *

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 66

OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.4	Form of Joinder to Reclassification Agreement by and among the Company and the entities party thereto (including AJB Business Holdings LP and ZMSS Business Holdings LP) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

99.1	Consent Agreement, dated April 18, 2019, by and between CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.4	April 30, 2019

99.2	Second Amended and Restated Investor Rights Agreement, dated April 18, 2019, by and among Greenstar Canada Investment Limited Partnership, CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.3	April 30, 2019

99.3	Consent Agreement, dated October 24, 2022, by and between CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy. †	8-K	99.2	October 26, 2022

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
‡	Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

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

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 67

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	January 5, 2023	By:	/s/ Darrell Hearne
Darrell Hearne, Senior Vice President and Controller

Date:	January 5, 2023	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q3 FY 2023 Form 10-Q	#WORTHREACHINGFOR I 68