Form 10-K
period 2023-02-28
CONSTELLATION BRANDS, INC.
filed 2023-04-20
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $38.1 billion.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 13, 2023, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	183,231,968
Class 1 Common Stock, par value $.01 per share	22,705
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Constellation Brands, Inc. to be issued for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements, including without limitation:

•The statements under Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:
◦our business strategy, growth plans, innovation and Digital Business Acceleration strategies, NPDs, future operations, financial position, net sales, expenses, cost savings initiatives, capital expenditures, effective tax rates and anticipated tax liabilities, expected volume, inventory, and demand levels and trends, long-term financial model, access to capital markets, liquidity and capital resources, and prospects, plans, and objectives of management;
◦our beer expansion, optimization, and/or construction activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion;
◦the potential sale of the remaining assets at the Mexicali Brewery;
◦the anticipated availability of water, agricultural and other raw materials, and packaging materials;
◦our ESG strategy, sustainability initiatives, environmental stewardship targets, and human capital and DEI objectives and goals;
◦anticipated inflationary pressures, changing prices, and reductions in consumer discretionary income as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, and our responses thereto;
◦the definitive agreement to sell the Daleville Facility, including expected form and amount of consideration and use of expected proceeds;
◦the potential impact to supply, production levels, and costs due to global supply chain disruptions and constraints, transportation challenges, shifting consumer behaviors, and the COVID-19 pandemic;
◦expected or potential actions of third parties, including possible changes to laws, rules, and regulations;
◦the potential impact of climate-related severe weather events;
◦the continued refinement of our wine and spirits portfolio;
◦the manner, timing, and duration of the share repurchase program and source of funds for share repurchases; and
◦the amount and timing of future dividends.
•The statements regarding:
◦the potential completion of the Canopy Transaction, including the Canopy Amendment, and the transactions contemplated by the Consent Agreement, including conversion of our Canopy common shares for Exchangeable Shares, and related results and impacts of such transactions;
◦the potential exchange of our 2023 Canopy Promissory Note for Exchangeable Shares;
◦the volatility of the fair value of our investment in Canopy measured at fair value;
◦our activities surrounding our investment in Canopy;
◦Canopy’s expectations and the transaction with Acreage;
◦the timing and source of funds for operating activities;
◦a potential future impairment of our Canopy Equity Method Investment; and
◦our future ownership level in Canopy and our future share of Canopy’s reported earnings and losses.
•The statements regarding our targeted net leverage ratio.
•The statements regarding the future reclassification of net gains from AOCI.
•The statements regarding the expected impact of the Reclassification.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I i

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
•the actual impact to supply, production levels, and costs from global supply chain disruptions and constraints, transportation challenges (including from labor strikes or other labor activities), shifting consumer behaviors, the COVID-19 pandemic, wildfires, and severe weather events, due to, among other reasons, actual supply chain and transportation performance, actual consumer behaviors, and the actual severity and geographical reach of wildfires and severe weather events;
•reliance on complex information systems and third‐party global networks;
•the actual balance of supply and demand for our products, the actual performance of our distributors, and the actual demand, net sales, channel proportions, and volume trends for our products due to, among other reasons, actual shipments to and performance by distributors and actual consumer demand;
•beer operations expansion, optimization, and/or construction activities, scope, capacity, costs (including impairments), capital expenditures, and timing due to, among other reasons, market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management;
•results of the potential sale of the remaining assets at the Mexicali Brewery or obtaining other forms of recovery;
•the impact of the military conflict in Ukraine and associated geopolitical tensions and responses, including on inflation, supply chains, commodities, energy, and cybersecurity;
•communicable disease outbreaks, pandemics, or other widespread public health crises, including duration and impact of the COVID-19 pandemic, and associated governmental containment actions, which may include the closure of non-essential businesses (including our manufacturing facilities);
•the amount, timing, and source of funds for any share repurchases, if any, which may vary due to market conditions; our cash and debt position; the impact of the beer operations expansion, optimization, and/or construction activities; and other factors as determined by management from time to time;
•the amount and timing of future dividends which are subject to the determination and discretion of our Board of Directors and may be impacted if our ability to use cash flow to fund dividends is affected by unanticipated increases in total net debt, we are unable to generate cash flow at anticipated levels, or we fail to generate expected earnings;
•the impact and fair value of our investment in Canopy, including recording our proportional share of Canopy’s estimated pre-tax losses, due to, among other reasons, market and economic conditions in Canopy’s markets and business locations;
•the accuracy of management’s projections relating to the Canopy investment due to Canopy’s actual results and market and economic conditions;
•the timeframe and amount of any potential future impairment of our Canopy Equity Method Investment if Canopy’s stock price does not recover above our carrying value in the near-term;
•Canopy’s failure to receive the requisite approval of its shareholders necessary to approve the Canopy Transaction, any other delays with respect to, or the failure to complete, the Canopy Transaction, the ability to recognize the anticipated benefits of the Canopy Transaction and the impact of the Canopy Transaction on the market price of Canopy’s common stock;

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I ii

•completion of the Canopy Transaction, the exchange of our 2023 Canopy Promissory Note for Exchangeable Shares, and the impact from converting our Canopy common shares for Exchangeable Shares on our relationship with and investment in Canopy;
•any impact of U.S. federal laws on Canopy Strategic Transactions or upon the implementation of such Canopy Strategic Transactions, or the impact of any Canopy Strategic Transaction upon our future ownership level in Canopy or our future share of Canopy’s reported earnings and losses;
•the expected impacts of the definitive agreement to sell the Daleville Facility;
•the expected impacts of wine and spirits portfolio refinement activities;
•purchase accounting with respect to any transaction, or the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•general economic, geopolitical, domestic, international, and regulatory conditions, world financial market and banking sector, including economic slowdown or recession;
•the ability to recognize anticipated benefits of the Reclassification and the impact of the Reclassification on the market price of our common stock; and
•our targeted net leverage ratio due to market conditions, our ability to generate cash flow at expected levels, and our ability to generate expected earnings.

Additional important factors that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Form 10-K are those described in Item 1A. “Risk Factors” and elsewhere in this Form 10-K and in our other filings with the SEC.

Market positions and industry data discussed in this Form 10-K are as of calendar 2022 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beer Marketers Insights; Beverage Information Group; Growers Network; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); Circana (formerly IRI); Beer Institute; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on equivalent unit volume.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I iii

Defined Terms

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We use terms in this Form 10-K and in our Notes that are specific to us or are abbreviations that may not be commonly known or used.

Term	Meaning

$	U.S. dollars
2.65% November 2017 Senior Notes	$700.0 million principal amount of 2.65% senior notes issued in November 2017 and redeemed in August 2021, prior to maturity
2.70% May 2017 Senior Notes	$500.0 million principal amount of 2.70% senior notes issued in May 2017 and redeemed in August 2021, prior to maturity
3.20% February 2018 Senior Notes	$600.0 million principal amount of 3.20% senior notes issued in February 2018, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
4.25% May 2013 Senior Notes	$1,050.0 million principal amount of 4.25% senior notes issued in May 2013, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
2018 Authorization	authority to repurchase up to $3.0 billion of our publicly traded common stock, authorized in January 2018 by our Board of Directors and fully utilized during Fiscal 2023
2020 Credit Agreement	ninth amended and restated credit agreement, dated as of March 26, 2020, provided for an aggregate revolving credit facility of $2.0 billion, now superseded by the 2022 Credit Agreement
2020 Restatement Agreement	restatement agreement, dated as of March 26, 2020, that amended and restated our eighth amended and restated credit agreement, dated as of September 14, 2018, which was our then-existing senior credit facility
2020 Term Credit Agreement	amended and restated term credit agreement, dated as of March 26, 2020, now repaid in full
2020 Term Loan Restatement Agreement	restatement agreement, dated as of March 26, 2020, that amended and restated our then-existing term credit agreement, resulting in the March 2020 Term Credit Agreement
2020 U.S. wildfires	significant wildfires that broke out in California, Oregon, and Washington states which affected the 2020 U.S. grape harvest
2021 Authorization	authority to repurchase up to $2.0 billion of our publicly traded common stock, authorized in January 2021 by our Board of Directors
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, provides for an aggregate revolving credit facility of $2.25 billion
2022 Restatement Agreement	restatement agreement, dated as of April 14, 2022, that amended and restated the 2020 Credit Agreement, dated as of March 26, 2020, which was our then-existing senior credit facility as of February 28, 2022
2022 Wine Divestiture	sale of certain mainstream and premium wine brands and related inventory
2023 Canopy Promissory Note	C$100.0 million principal amount of 4.25% promissory note issued to us by Canopy in April 2023
3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers
ABA	alternative beverage alcohol
Acreage	Acreage Holdings, Inc.
Acreage Financial Instrument	a call option for Canopy to acquire up to 100% of the shares of Acreage
Acreage Transaction	Canopy’s intention to acquire Acreage, subject to certain conditions

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I iv

Term	Meaning

Administrative Agent	Bank of America, N.A., as administrative agent for applicable senior credit facilities and term loan credit agreements
Amended and Restated By-Laws	our amended and restated by-laws which became effective at the Effective Time
Amended and Restated Charter	our amended and restated certificate of incorporation which effectuated the Reclassification at the Effective Time
AOCI	accumulated other comprehensive income (loss)
April 2022 Term Credit Agreement	June 2021 Term Credit Agreement, inclusive of amendment dated as of April 14, 2022
ASR	accelerated share repurchase agreement with a third-party financial institution
August 2022 Term Credit Agreement	term loan credit agreement, dated as of August 9, 2022, that provided for a $1.0 billion unsecured delayed draw three-year term loan facility
Austin Cocktails	we made an initial investment in the Austin Cocktails business and subsequently acquired the remaining ownership interest
Ballast Point Divestiture	sale of Ballast Point craft beer business, including a number of its associated production facilities and brewpubs
BRG(s)	business resource group(s)
C$	Canadian dollars
Canopy	we made an investment in Canopy Growth Corporation, an Ontario, Canada-based public company
Canopy Amendment	a proposed resolution authorizing amending Canopy’s share capital to create Exchangeable Shares and providing for the conversion of Canopy common shares into Exchangeable Shares on a one-for-one basis at any time and at the option of the holder of such shares
Canopy Debt Securities	debt securities issued by Canopy in June 2018, as amended in June 2022 to remove Canopy's right to settle such debt securities on conversion into Canopy common shares
Canopy Equity Method Investment	November 2017 Canopy Investment, November 2018 Canopy Investment, May 2020 Canopy Investment, and July 2022 Canopy Investment, collectively
Canopy Strategic Transaction(s)	any potential acquisition, divestiture, investment, or other similar transaction made by Canopy, including but not limited to the Acreage Transaction and the Canopy Transaction
Canopy Transaction	proposed corporate transaction by Canopy, including the creation of Exchangeable Shares, designed to consolidate its U.S. cannabis assets into Canopy USA
Canopy USA	a new U.S. holding company formed by Canopy
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
Class B Stock	our Class B Convertible Common Stock, par value $0.01 per share, eliminated on November 10, 2022, pursuant to the Reclassification
CODM	chief operating decision maker
Comparable Adjustments	certain items affecting comparability that have been excluded by management
Concentrate Business Divestiture	sale of certain brands used in our concentrates and high-color concentrate business, and certain intellectual property, inventory, interests in certain contracts, and other assets
Consent Agreement	an agreement between Canopy and (i) Greenstar Canada Investment Limited Partnership and (ii) CBG Holdings LLC, our indirect, wholly-owned subsidiaries
Copper & Kings	Copper & Kings American Brandy Company, acquired by us

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I v

Term	Meaning

CPG	consumer packaged goods
Crown	Crown Imports LLC, a wholly-owned subsidiary of ours
CSR	corporate social responsibility
current Mexican breweries	the Nava Brewery and the Obregon Brewery, collectively
Daleville Facility	production facility located in Roanoke, Virginia
DEI	diversity, equity, and inclusion
Depletions	represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data
DGCL	General Corporation Law of the State of Delaware
Digital Business Acceleration	a phased initiative by the Company to create a cohesive digital strategy and build an advanced digital business in the coming years
DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
Effective Time	the time that the Amended and Restated Charter was duly filed with the Secretary of State of the State of Delaware on November 10, 2022
EHS	Environmental, Health, & Safety
Empathy Wines	Empathy Wines business, including a digitally-native wine brand, acquired by us
Employee Stock Purchase Plan	the Company’s 1989 Employee Stock Purchase Plan, under which 9,000,000 shares of Class A Stock may be issued
ERP	enterprise resource planning system
ESG	environmental, social, and governance
Exchangeable Shares	proposed new class of non-voting and non-participating exchangeable shares in Canopy which will be convertible into Canopy common shares
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2023 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in February 2023
Financial Statements	our consolidated financial statements and notes thereto included herein
Fiscal 2020	the Company’s fiscal year ended February 29, 2020
Fiscal 2021	the Company’s fiscal year ended February 28, 2021
Fiscal 2022	the Company’s fiscal year ended February 28, 2022
Fiscal 2023	the Company’s fiscal year ended February 28, 2023
Fiscal 2024	the Company’s fiscal year ending February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028
Five-Year Term Facility	a five-year term loan facility under the April 2022 Term Credit Agreement
Form 10-K	this Annual Report on Form 10-K for Fiscal 2023 unless otherwise specified
Gallo	E. & J. Gallo Winery
GHG	greenhouse gas
GILTI	global intangible low-taxed income
Glass Plant	glass production plant in Nava operated through an equally-owned joint venture with Owens-Illinois
Incremental Facilities	one or more tranches of additional term loans under our senior credit facility
IRA	Inflation Reduction Act of 2022, signed into law in the U.S. on August 16, 2022

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I vi

Term	Meaning

IT	information technology
July 2022 Canopy Investment	in July 2022, we received 29.2 million common shares of Canopy through the exchange of C$100.0 million principal amount of our Canopy Debt Securities
June 2021 Term Credit Agreement	March 2020 Term Credit Agreement, inclusive of amendment dated as of June 10, 2021
Lender	Bank of America, N.A., as lender for the April 2022 Term Credit Agreement
LIBOR	London Interbank Offered Rate
Lingua Franca	Lingua Franca, LLC business, acquired by us
Long-Term Stock Incentive Plan	a stockholder-approved omnibus incentive plan that provides the ability to grant various types of equity and cash awards to eligible plan participants
March 2020 Term Credit Agreement	amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of the Five-Year Term Facility
May 2020 Canopy Investment	in May 2020, we made an incremental investment for 18.9 million common shares of Canopy through the exercise of warrants obtained in November 2017
May 2022 Senior Notes	$1,850.0 million aggregate principal amount of senior notes issued in May 2022
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II — Item 7. of this Form 10-K
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregon Brewery, Nava Brewery, and Veracruz Brewery
Mission Bell	Mission Bell Winery in Madera, California
M&T	Manufacturers and Traders Trust Company
My Favorite Neighbor	we made an initial investment in My Favorite Neighbor, LLC and subsequently acquired the remaining ownership interest
NA	not applicable
Nasdaq	The Nasdaq Global Select Market
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Nobilo Wine Divestiture	sale of New Zealand-based Nobilo Wine brand and certain related assets
Note(s)	notes to the consolidated financial statements under Item 8. of this Form 10-K
November 2017 Canopy Investment	in November 2017, we made an initial investment for 18.9 million common shares of Canopy
November 2017 Canopy Warrants	warrants which gave us the option to purchase 18.9 million common shares of Canopy, exercised May 1, 2020
November 2018 Canopy Investment	in November 2018, we made an incremental investment for 104.5 million common shares of Canopy
November 2018 Canopy Warrants	Tranche A Warrants, Tranche B Warrants, and Tranche C Warrants, collectively
NPD	new product development
Obregon	Obregon, Sonora, Mexico
Obregon Brewery	brewery located in Obregon
OCI	other comprehensive income (loss)
October 2022 Credit Agreement Amendments	amendments dated as of October 18, 2022, to the 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement
Owens-Illinois	O-I Glass, Inc., the ultimate parent of the company with which we have an equally-owned joint venture to operate the Glass Plant

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I vii

Term	Meaning

Paul Masson Divestiture	sale of Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances
Proxy Statement	Proxy Statement for Fiscal 2023 to be issued in connection with the 2023 Annual Meeting of Stockholders of our Company
Reclassification	the reclassification, exchange, and conversion of the Company’s common stock to eliminate the Class B Stock pursuant to the terms and conditions of the Reclassification Agreement
Reclassification Agreement	reclassification agreement in support of the Reclassification, dated June 30, 2022, among the Company and the Sands Family Stockholders
Registration Rights Agreement	Registration Rights Agreement, dated as of November 10, 2022, by and among the Company and the Sands Family Stockholders
Registration Statement on Form S-4	our Registration Statement on Form S-4, including our proxy statement/prospectus, in connection with the Reclassification declared effective by the SEC on September 21, 2022
RTD	ready-to-drink
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

Scope 1	direct GHG emissions from sources that are owned or controlled by a company, such as emissions associated with furnaces or vehicles
Scope 2	indirect GHG emissions associated with the purchase of electricity, steam, heat, or cooling
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
SOX	Section 404 of the Sarbanes-Oxley Act of 2002
Specified Time	such time as the domestic sale of marijuana could not reasonably be expected to violate the Controlled Substances Act, the Civil Asset Forfeiture Reform Act (as it relates to violation of the Controlled Substances Act), and all related applicable anti-money laundering laws
Term Loan Restatement Agreement	restatement agreement, dated as of March 26, 2020, that amended and restated our term credit agreement dated as of September 14, 2018, resulting in the 2020 Term Credit Agreement
Tranche A Warrants	warrants which give us the option to purchase 88.5 million common shares of Canopy expiring November 1, 2023
Tranche B Warrants	warrants which give us the option to purchase 38.4 million common shares of Canopy expiring November 1, 2026
Tranche C Warrants	warrants which give us the option to purchase 12.8 million common shares of Canopy expiring November 1, 2026
TSX	Toronto Stock Exchange
U.S.	United States of America
U.S. GAAP	generally accepted accounting principles in the U.S.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I viii

Term	Meaning

Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	a new brewery being constructed in Veracruz
VWAP Exercise Price	volume-weighted average of the closing market price of Canopy’s common shares on the TSX for the five trading days immediately preceding the exercise date
WildStar	WildStar Partners LLC
Wine and Spirits Divestiture
sale of a portion of our wine and spirits business, including lower-margin, lower-growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities

Wine and Spirits Divestitures	Wine and Spirits Divestiture and the Nobilo Wine Divestiture, collectively

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I ix

PART I	ITEM 1. BUSINESS	Table of Contents
Item 1. Business

Introduction

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Corona Extra, Modelo Especial, the Robert Mondavi Brand Family, Kim Crawford, Meiomi, The Prisoner Wine Company, High West, Casa Noble, and Mi CAMPO. In the U.S., we are one of the top growth contributors at retail among beverage alcohol suppliers. We are the third-largest beer company in the U.S. and continue to strengthen our leadership position as the #1 high-end beer supplier and the #1 share gainer across the U.S. beer market. Within wine and spirits, we are making solid progress in refining our brand portfolio to shift to a higher-end focused business to deliver net sales growth and margin expansion. The strength of our brands makes us a supplier of choice to many of our consumers and our customers, which include wholesale distributors, retailers, and on-premise locations. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Our mission is to build brands that people love because we believe elevating human connections is Worth Reaching For. It is worth our dedication, hard work, and calculated risks to anticipate market trends and deliver more for our consumers, shareholders, employees, and industry. This dedication is what has driven us to become one of the fastest-growing, large CPG companies in the U.S. at retail. Our core values guide our pursuits:

People – True strength is achieved when everyone has a voice. That is why we build our culture on a foundation that encourages inclusion and diversity in background and thought and aspire to foster an environment where everyone feels empowered to bring their true selves and different points of view to drive us forward
Customers – We relentlessly work to anticipate what consumers want today, tomorrow, and well into the future
Entrepreneurship – As an industry leader, we act with a bold, calculated approach to realize our vision and unlock new growth opportunities
Quality – Our promise is to pursue quality in our processes and products by continuously seeking to enhance what we do and how we do it
Integrity – It is about more than achieving goals. How we achieve them is also important. We aspire to act with high moral and ethical standards and always do the right thing, even when it is the hard thing

Headquartered in Victor, New York, we are a Delaware corporation incorporated in 1972, as the successor to a business founded in 1945.

Strategy

Our overall strategic vision is to consistently deliver industry-leading total stockholder returns over the long-term through a focus on these key pillars:

•continue building strong brands people love with advantaged routes to market;
•build a culture that is consumer-obsessed and leverages robust innovation capabilities to stay on the forefront of consumer trends;
•deploy capital in line with disciplined and balanced priorities; and
•deliver on impactful ESG initiatives that we believe are not only good business, but also good for the world.

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a diverse talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with consumer-led premiumization trends, which we believe will continue to drive faster growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 1

PART I	ITEM 1. BUSINESS	Table of Contents
dedicated to organic growth and supplemented by targeted investments and acquisitions. We also believe a key component to driving faster growth rates is to invest and strengthen our leadership position within the DTC and 3-tier eCommerce channels. We have launched a multi-year Digital Business Acceleration initiative, which we believe will enable us to drive results by enhancing our technology capabilities in key areas. In Fiscal 2023, we focused on procurement, end-to-end supply chain planning, and marketing optimization. We believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives. As a result of this strategy, we have realized impacts on each segment of our business.

In our beer business, we focus on strengthening our leadership position in the high-end segment of the U.S. beer market and continuing to grow our brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, including within the 3-tier eCommerce channel, as well as investing in the next increment of capacity additions required to sustain our momentum. We continue to focus on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats that are intended to meet emerging needs.

In our wine and spirits business, we continue to focus on higher-end brands, improving margins, and creating operating efficiencies. We continue to refine our portfolio primarily through an enhanced focus on higher-margin, higher-growth wine and spirits brands. Our business is organized into two distinct commercial teams, one focused on our fine wine and craft spirits brands and the other focused on our mainstream and premium brands. While each team has its own distinct strategy, both remain aligned to the goal of accelerating performance by growing organic net sales and expanding margins. In addition, we are advancing our aim to become a global, omni-channel competitor in line with consumer preferences. Our business continues to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets, while continuing to grow in U.S. 3-tier brick-and-mortar distribution.

We complement our strategy with our investment in Canopy by expanding our portfolio into adjacent categories. Canopy is a leading cannabis and CPG company with operations in Canada, the U.S., Germany, and certain other global markets. This investment is consistent with our long-term strategy to identify, address, and stay ahead of evolving consumer trends and market dynamics. Our strategic relationship with Canopy is designed to help position it to be successful in cannabis production, branding, and intellectual property. We expect this relationship to continue through the completion of the Canopy Transaction including the conversion of our Canopy common shares into Exchangeable Shares. For further information on our plan to convert our Canopy common stock ownership, see “Canopy segment” below.

For further information on our strategy, see “Overview” within MD&A.

Divestitures, acquisitions, and investments

In connection with executing our strategy as outlined above, during Fiscal 2023 we completed the following transactions:

	Date	Strategic Contribution
Wine and Spirits segment
2022 Wine Divestiture	October 2022	Divestiture of certain of our mainstream and premium wine brands and related inventory; supported our focus on consumer-led premiumization trends.
Austin Cocktails	April 2022	Acquisition of a portfolio of small batch, RTD cocktails; supported our focus on meeting the evolving needs of consumers.
Lingua Franca	March 2022	Acquisition of a collection of Oregon-based luxury wines, a vineyard, and a production facility; supported our focus on consumer-led premiumization trends and meeting the evolving needs of consumers.
For further information about our significant Fiscal 2023, Fiscal 2022, and Fiscal 2021 transactions, refer to (i) “Overview” within MD&A and (ii) Note 2.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 2

PART I	ITEM 1. BUSINESS	Table of Contents
Business segments

We have four reportable segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included below for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag, prepared in accordance with U.S. GAAP, and converted from Canadian dollars to U.S. dollars. Although we own less than 100% of the outstanding shares of Canopy, 100% of its results are included in the information below and subsequently eliminated to reconcile to our consolidated financial statements. If the Canopy Transaction is completed, including conversion of our Canopy common shares into Exchangeable Shares, we expect our internal management financial reporting to consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we will report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other.

We report net sales in two reportable segments, as Canopy is eliminated in consolidation, as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022
(in millions)
Beer	$7,465.0	$6,751.6
Wine and Spirits:
Wine	1,722.7	1,819.3
Spirits	264.9	249.8
Total Wine and Spirits	1,987.6	2,069.1
Canopy	339.3	444.3
Consolidation and Eliminations	(339.3)	(444.3)
Consolidated Net Sales	$9,452.6	$8,820.7
Beer segment
We are the #1 brewer and seller of imported beer in the U.S. market. We are also the leader in the high-end segment of the U.S. beer market, which includes the imported, craft, and ABA categories. We have the exclusive right to import, market, and sell the following Mexican brands in all 50 states of the U.S.:

Corona Brand Family		Modelo Brand Family	Victoria Brand Family	Other Import Brand
Corona Extra	Corona Light	Modelo Especial	Victoria	Pacifico
Corona Premier	Corona Refresca	Modelo Negra	Vicky Chamoy
Corona Familiar	Corona Hard Seltzer	Modelo Chelada

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 3

PART I	ITEM 1. BUSINESS	Table of Contents

Notable achievements in the U.S. include the following: (i) we have nine of the 15 top-selling imported beer brands, (ii) Modelo Especial is the best-selling imported beer and second best-selling beer overall, (iii) Corona Extra is the second largest imported beer and fourth best-selling beer overall, and (iv) Pacifico is the fastest growing major beer brand.

In the past 10 years we have increased our production capacity in Mexico by fourfold allowing us the opportunity to further expand our leadership position in the high-end segment of the U.S. beer market. Since the 2013 acquisition of the imported beer business, we have invested approximately $6.4 billion in the Mexico Beer Projects, with over $750 million spent during Fiscal 2023. During Fiscal 2023, our brewery optimization and productivity initiatives unlocked incremental capacity from our existing footprint, increasing total capacity from approximately 39 million hectoliters to approximately 42 million hectoliters. We expect to spend an additional $4.0 billion to $4.5 billion over Fiscal 2024 through Fiscal 2026. Expansion, optimization, and/or construction activities continue at our breweries in Mexico to support expected future business needs. For further information about our Mexico Beer Projects, refer to (i) “Production” below, (ii) MD&A, and (iii) Note 7.

We are also building on the success of our leading import brand families through our innovation strategy. Our Modelo Chelada brands have become an important growth contributor to our portfolio as the leading chelada in the U.S. beer market. In Fiscal 2023, we continued to build on this successful innovation platform with the launch of a (i) multipack of Modelo Chelada Limón y Sal, (ii) Modelo Chelada variety pack, (iii) new Modelo Chelada flavor, Naranja Picosa, and (iv) Vicky Chamoy, Victoria’s first line extension. Additionally, we announced the following two brand extensions that launched nationally in early Fiscal 2024: (i) Modelo Oro, a light and low-calorie Mexican beer, to capitalize on the robust growth of the high-end beer category, and (ii) Corona Non-Alcoholic, to adhere to consumer trends in the rapidly growing betterment space focused on no- and low-alcohol products.
Wine and Spirits segment
We are a leading, higher-end wine and spirits company in the U.S. market, with a portfolio that includes higher-margin, higher-growth wine and spirits brands. Our wine portfolio is supported by grapes purchased from independent growers, primarily in the U.S. and New Zealand, and vineyard holdings in the U.S., New Zealand, and Italy. Our wine and spirits are primarily marketed in the U.S. and also sold in Canada, New Zealand, and other major world markets.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 4

PART I	ITEM 1. BUSINESS	Table of Contents
In the U.S., we have seven of the 100 top-selling higher-end wine brands, with Meiomi and Kim Crawford achieving the fourth and eighth spots, respectively. Some of our well-known wine and spirits brands and portfolio of brands include:

Wine Brands		Wine Portfolio of Brands	Spirits Brands
Cook’s California Champagne	Mount Veeder	My Favorite Neighbor	Casa Noble	Mi CAMPO
Kim Crawford	Ruffino	Robert Mondavi Winery	Copper & Kings	Nelson’s Green Brier
Meiomi	SIMI	Schrader	High West	SVEDKA
The Prisoner Wine Company

In Fiscal 2023, our fine wine and craft spirits brands delivered solid shipment growth, driven primarily by The Prisoner Wine Company brands and High West, as well as by strong performance in our DTC channels (including hospitality) and international markets. Our mainstream and premium brands have maintained market share, while continuing to deliver growth through premium wine brands, such as Meiomi and Kim Crawford, consistent with our consumer-led premiumization strategy. Our wine and spirits business delivered strong gains in 3-tier eCommerce and outperformed the broader market in this channel.

Over the last few years, we have been increasing our development of on-trend product innovation as we believe this is one of the key drivers of overall beverage alcohol category growth. We have launched several innovations that are creating momentum and driving growth for the business, including varietal line extensions, such as Kim Crawford Sparkling Prosecco and Meiomi Red Blend, both of which were leaders among new brands in Fiscal 2023.

Corporate Operations and Other segment
The Corporate Operations and Other segment includes traditional corporate-related items including costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, IT, legal, and public relations, as well as our investments made through our corporate venture capital function.

Canopy segment
The Canopy Equity Method Investment makes up the Canopy segment.

For further information regarding net sales and operating income (loss) of our business segments and geographic areas, refer to (i) MD&A and (ii) Note 22.

Marketing and distribution

To focus on their respective product categories, build brand equity, and increase sales, we employ full-time, in-house marketing, sales, and customer service functions for our Beer and Wine and Spirits segments. These functions engage in a range of marketing activities and strategies, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise activations, and public relations.

When we advertise our products to consumers, we use a combination of methods to forecast the number of advertising impressions made on individuals at or above the legal drinking age. Through our media placement agencies, we leverage recognized audience measurement services such as Nielsen and ComScore to measure audience composition data on a regular and frequent basis. This data helps us to ensure that our advertising placements are purchased in media outlets and audience buying platforms (i.e., programmatic digital buys) that are primarily targeted toward legal drinking age consumers and, when appropriate, specifically targeted to audiences that are age-verified as of the legal drinking age. Our Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing provides the fundamental framework for responsible brand advertising and marketing that helps ensure our messages are directed at legal drinking age consumers.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 5

PART I	ITEM 1. BUSINESS	Table of Contents
In Fiscal 2023, we joined Responsibility.org, a not-for-profit that aims to empower adults to make a lifetime of responsible alcohol choices, as a member company. In collaboration with Responsibility.org we updated our brand websites to redirect a visitor who self-identifies as being under the legal drinking age to Responsibility.org for information on prevention of underage drinking, ending drunk driving, and drinking responsibly.

In Fiscal 2023, we had zero:
•instances of non-compliance with industry or regulatory labeling and/or marketing codes; and
•monetary losses as a result of legal proceedings associated with marketing and/or labeling practice.

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
Canopy operates in the adult-use and medicinal cannabis markets and, in their largest market, they compete with numerous licensed producers and distributors as well as illegal growers and retailers of cannabis products. In the adult-use market, Canopy competes on the basis of quality, price, brand recognition, consistency, and variety of cannabis products whereas these same competitive factors apply in the medicinal market as well as physician familiarity.

Production

As of February 28, 2023, our production capacity at our Mexican breweries was approximately 42 million hectoliters. By the end of Fiscal 2026, we expect to increase our capacity in Mexico to approximately 67 to 72 million hectoliters to support the growth of our Mexican beer brands. This includes the Veracruz Brewery where there is ample water and we will have a skilled workforce to meet our long-term needs, as well as continued expansion, optimization, and/or construction at our breweries in Mexico. For further information on these expansion, optimization, and/or construction activities, refer to (i) MD&A and (ii) Note 7.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 6

PART I	ITEM 1. BUSINESS	Table of Contents

Our Daleville Facility supports our craft beer business in addition to our domestic innovation initiatives. In March 2023, we entered into a definitive agreement to sell the Daleville Facility. For further information on this transaction, refer to (i) “Overview” within MD&A and (ii) Note 5.

In the U.S., we operate 12 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey, and San Joaquin regions of California as well as the Willamette Valley region of Oregon. We also operate two wineries in New Zealand and five wineries in Italy. Grapes are normally crushed in August through November in the U.S. and Italy, and in February through May in New Zealand and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest and are reduced as sold throughout the year.

We currently operate five distilleries in the U.S. for the production of our spirits: two facilities for High West whiskey and one facility each for Copper & Kings American brandies, Nelson’s Green Brier bourbon and whiskey products, and Austin Cocktails RTDs. The requirements for grains and bulk spirits used in the production of our spirits are purchased from various suppliers.

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
For Fiscal 2023, the package format mix of our Mexican beer volume sold in the U.S. was as follows:
As part of our efforts to solidify our beer glass sourcing strategy over the long-term, we formed an equally-owned joint venture with Owens-Illinois, one of the leading manufacturers of glass containers in the world. The joint venture owns a state-of-the-art Glass Plant adjacent to our Nava Brewery in Mexico. The Glass Plant supplies nearly 60% of the total annual glass bottle supply for our Mexican beer brands. We also have long-term glass supply agreements with other glass producers.

The current Mexican breweries each receive water originating from separate and distinct aquifers. We believe we have adequate access to water to support these breweries’ ongoing requirements, as well as future requirements after the completion of planned expansion, optimization, and/or construction activities. These breweries employ comprehensive water management practices that focus on water efficiency and wastewater treatment operations to reuse water consumed as part of the production process.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials, primarily glass.

Most of our annual grape requirements are satisfied by grower purchases from each year’s harvest which normally begins in August and runs through November in the U.S. and Italy and begins in February and runs through May in New Zealand. We receive grapes from approximately 590 independent growers located in the U.S. and 50 independent growers in New Zealand and Italy. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is largely based on then-current market prices.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 7

PART I	ITEM 1. BUSINESS	Table of Contents
As of February 28, 2023, we owned or leased approximately 18,200 acres of land and vineyards, either fully bearing or under development, in the U.S., New Zealand, and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of certain of our higher-end wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

All of our owned and leased vineyards in California (U.S.) routinely adhere to documented water management plans as required by Sustainable Grape Growing Certifications including the California Sustainable Winegrowing Alliance and Fish Friendly Farming. We use the guidance of these plans to identify the designated beneficial use of the water body based on grape growing goals set before the growing season that account for soil types, slopes, irrigation water availability and quality, and energy efficiency.

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

We utilize glass and polyethylene terephthalate bottles and other materials such as caps, corks, capsules, labels, and cardboard cartons in the bottling and packaging of our wine and spirits products. After grape purchases, glass bottles are the largest component of our cost of product sold. In the U.S., the glass bottle industry is highly concentrated with only a small number of producers. We have traditionally obtained, and continue to obtain, our glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of our glass container requirements for our U.S. operations. We have been able to satisfy our requirements with respect to the foregoing and consider our sources of supply to be adequate at this time.

Government regulations

We are subject to a range of laws and regulations in the countries in which we operate. Where we produce products, we are subject to environmental laws and regulations, and may be required to obtain environmental and alcohol beverage permits and licenses to operate our facilities. Where we market and sell products, we may be subject to laws and regulations on brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising, and public relations. The countries in which we operate impose duties, excise taxes, and other taxes on beverage alcohol products, and on certain raw materials used to produce our beverage alcohol products, in varying amounts. We are also subject to rules and regulations relating to changes in officers or directors, ownership, or control.

We believe we are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which we operate. We also believe that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on our financial condition, results of operations, and/or cash flows.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 8

PART I	ITEM 1. BUSINESS	Table of Contents
ESG

During the course of our history, we have been committed to safeguarding our environment, making a positive difference in our communities, and advocating for responsible consumption of beverage alcohol products. We believe our ESG strategy enables us to better meet stakeholder expectations, reflects our Company values, and directly address pressing environmental and societal needs that are important to our communities, consumers, and employees. Specifically, we have focused on areas where we believe we have the greatest opportunities to make meaningful, positive impacts for people and the planet, and we dedicate our resources towards:
Serving as good stewards of our environment and natural resources
Modeling water stewardship for our industry; and reducing GHG emissions through energy conservation and renewable energy initiatives
Enhancing social equity within our industry and communities
Championing the professional development and advancement of women in beverage alcohol industry and our communities; enhancing economic development and prosperity in disadvantaged communities; and championing an inclusive culture within our organization, characterized by diversity in background and thought, which reflects our consumers and the communities where we live and work
Promoting responsible beverage alcohol consumption
Ensuring the responsible promotion and marketing of our products; and empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

During Fiscal 2023 we published our 2022 ESG Impact Report and took the following steps to advance our ESG strategy by key area:

Serving as good stewards of our environment and natural resources
•held an interactive virtual presentation by The Nature Conservancy to recognize Earth Day, which is celebrated annually around the world on April 22. Topics discussed included global water challenges, The Nature Conservancy’s water security strategies, how companies like ours can lead in the water space, and how each of us as individuals, families, and communities can preserve our planet. Approximately 500 employees from around the globe attended the virtual presentation
•in support of a multi-year collaboration with The Nature Conservancy, we pledged an additional $500,000 over the next two years for their Dynamic Water Management program
•signed a separate two-year commitment of $400,000 in total contributions to The Nature Conservancy to help fund collaborative conservation projects focused on improving the quantity and quality of inflows to the Rio Grande, helping to provide adequate and safe water supply for downstream users, including in Piedras Negras, Coahuila – a local community near our operations in Mexico
•employees and community members came together to remove approximately 1,400 pounds of debris and recyclables from local beaches in support of the second year of Corona’s Protect Our Beaches initiative, in partnership with Oceanic Global and United by Blue
•completed a two-phase water infrastructure project in the city of Zaragoza, a neighboring community near the Nava Brewery, designed to enhance access to quality water for local residents. We provided funding to update infrastructure serving the majority of the city’s residents that was losing a significant amount of water flowing through its pipelines
•maintained our Carbon Disclosure Project ratings of Water A- and Climate B for calendar 2022

Enhancing social equity within our industry and communities
•in response to the Russian invasion of Ukraine, created the Ukraine Humanitarian Support Fund and matched employee donations 2:1. The fund supported United Help Ukraine, a nonprofit organization committed to providing humanitarian aid, including food and medical supplies, to Ukrainians during this conflict. Together with our employees, we raised more than $100,000 in total donations

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 9

PART I	ITEM 1. BUSINESS	Table of Contents
•collaborated with UnidosUS in Spring 2022 to host informational sessions in English and Spanish to help winery employees understand the various housing and financial education benefits available to them through our Company and UnidosUS. Following the success of those events, additional locations requested informational sessions which were held later in the fiscal year
•began supporting an initiative, as a member of Distilled Spirits Council of the United States, to develop a pipeline of talent from the Black community that seeks to fill 1,800 roles from internships to executive levels within the spirits industry over the next 10 years
•engaged six minority depository institutions as participants in the August 2022 Term Credit Agreement which provide opportunities often unavailable to smaller community banks including access to grow funded assets, diversify their loan portfolios, and develop broader relationships with corporate treasury teams
•in celebration of Black History Month, we virtually hosted over 400 employees with guest speaker Anthony Ray Hinton, a community educator for the Equal Justice Initiative, to share his story of being wrongfully convicted and a survivor of 30 years on Alabama’s death row and discuss the changes that need to be made to prevent similar injustices from happening to others within Black and African American communities

Promoting responsible beverage alcohol consumption
•in collaboration with Responsibility.org, we updated our brand websites to redirect a visitor who self-identifies as being under the legal drinking age to Responsibility.org for information on prevention of underage drinking, ending drunk driving, and drinking responsibly
•in collaboration with Responsibility.org, leading up to the U.S. federal holiday, Labor Day, as well as end-of-year holiday and Super Bowl Sunday we continued our responsibility education efforts, sharing responsible consumption tips and information on lower-alcohol and non-alcoholic product options on our Company intranet and through our Company social media channels to help our employees and consumers make informed choices during their celebrations
•together with the Corona Family of Brands, we partnered with the Washington Regional Alcohol Program and Lyft to provide safe rides home for adults celebrating Halloween in the metro-Washington area

In connection with our strategy to serve as good stewards of our environment and natural resources, we developed water conservation and GHG emissions reduction targets. As of February 28, 2023:
•we have surpassed our target to restore approximately 1.1 billion gallons of water withdrawals from local watersheds, while improving accessibility and quality of water for communities where we operate between the periods Fiscal 2023 to Fiscal 2025; and
•we are on track to reduce Scope 1 (direct) and Scope 2 (indirect) GHG emissions by 15% between the periods Fiscal 2020 to Fiscal 2025

As part of our brewery expansion efforts and commitment to making a positive impact on the communities where we operate, we plan to continue working with local authorities and community-based organizations on sustainability initiatives that benefit local residents. Critical local projects have been identified through community collaboration and input and guidance from third-party water restoration organizations. For example, and as outlined above, as part of our efforts to improve access to water, the Nava Brewery coordinated with the Coahuila state government to improve both the water infrastructure and availability in the city of Zaragoza, a neighboring community near the Nava Brewery. This two-phase project was completed in Fiscal 2023 and improves accessibility to quality water for local residents. In Obregon, we have worked with local organizations to construct three dams along the Yaqui Valley irrigation canal that help improve water management efficiency, recovering volumes of water year over year. These efforts continue to play a vital role in the sustainability of the region. This is in addition to other benefits we provide, including local job creation and fueling economic development. We are currently working with local authorities in areas near the Veracruz Brewery to identify and implement similar initiatives.

For further information about our ESG advancements refer to (i) “Human capital resources” below and (ii) “Capital resources” within MD&A.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 10

PART I	ITEM 1. BUSINESS	Table of Contents
Human capital resources

As of February 28, 2023, we had approximately 10,700 employees, including approximately 1,300 employees through our equally-owned joint venture with Owens-Illinois. The number of employees may change throughout the year, as we employ additional workers during the grape crushing seasons. Approximately 20% of the employees are covered by collective bargaining agreements. Collective bargaining agreements expiring within one year are minimal. We consider our employee relations generally to be good.
Employee geographic data is as follows:

Diversity, equity, and inclusion
Our DEI strategic priorities are as follows:

Cultivate a best-in-class, diverse, and equitable workforce
one that reflects the universe of consumers that exist and the communities in which we live and work
Foster a winning, inclusive
work culture
create a more equitable experience for underrepresented groups; harness the benefits of diversity and inclusivity
Enhance social equity
extend our influence to enhance social equity within the beverage alcohol industry and communities in which we live and work

We provide opportunities for our employees to advance our DEI strategic priorities through a growing community of BRGs. Our BRGs are supported at the highest level with sponsorships from our executives. See “Information about our Executive Officers” below. Each BRG is tasked with making a business impact on behalf of the represented group and welcomes allies. In Fiscal 2023, approximately 60% of our U.S. salaried employees were members of one or more BRG.

Monitoring human capital metrics is a key component in seeking to ensure we are executing on our strategy and making progress against our DEI objectives and goals. We measure gender and ethnic representation to understand diversity at various levels across the organization, assess progress over time, and drive continuous improvement. We have established goals to enhance both gender representation and overall ethnic diversity among our U.S. salaried population to 50% and 30%, respectively, by Fiscal 2026. Our self-disclosed, U.S. salaried employee information is as follows:

Additionally, we utilize a DEI growth dashboard for our U.S. salaried employee base, centered around identifying and addressing workforce diversity representation opportunities, utilizing 2020 U.S. Census data as a benchmark. This dashboard is shared with our executives and with certain committees of the Board of Directors on a semi-annual basis enabling them to monitor the progress made and to provide guidance on necessary next steps to attain our representation goals. We also assess metrics throughout the human resource lifecycle to identify potential bias and barriers in our processes, including talent acquisition, turnover, engagement scores, or participation in BRG events.

Compensation and benefits
We strive to provide pay, benefits, and services that meet the needs of our employees. There are four components of compensation: (i) base pay, (ii) long-term incentives dependent on a number of factors such as geographic location and management level which can include restricted stock units, stock options, and

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 11

PART I	ITEM 1. BUSINESS	Table of Contents
performance share units, (iii) short-term incentives, and (iv) recognition awards. Base and incentive compensation is reviewed on an annual basis ensuring it is competitive in the market and gives employees opportunities to earn more for exceeding expectations. Our total rewards program also offers valuable benefits, tools, and resources designed to help employees stay healthy and well, while achieving security, growth, satisfaction, and success.

Professional development
Building diverse talent pipelines, delivering best-in-class people development, and championing professional advancement are key components of our human capital strategy which is designed to position our business for long-term growth. In Fiscal 2023, we spent approximately $17 million in development and training costs, including the delivery of one executive development program, four leadership development programs, and four women’s focused development programs through the University of Constellation Brands, our learning and development center. In October 2022, we launched the first wave of a formal career development mentoring program. More than 900 employees from across the organization enrolled and we kicked off the program with over 400 matched relationships. We are committed to offering programs, resources, and experiences that empower employees to grow their careers and keep reaching for what’s next, both personally and professionally.

Succession planning
We have a comprehensive succession planning process, led by our human resources team and overseen by the Human Resources Committee of our Board of Directors. In addition to the Human Resources Committee’s enhanced focus on executive, senior leader, and high-potential employee succession, our full Board of Directors is also involved in Chief Executive Officer succession planning and succession and people development for the broader employee population. As part of the succession planning process, we review and discuss potential successors to key roles and examine backgrounds, capabilities, and appropriate developmental opportunities.

Employee engagement
We assess employee engagement through targeted pulse surveys, which provide feedback on a variety of topics, such as company direction and strategy, resources, support, enablement, empowerment, and well-being. During calendar 2022, we conducted a company-wide engagement survey where we had a response rate of 83% and an engagement measurement of 88% across our surveyed population.

Safety
We are committed to ensuring the safety of our employees. Our global EHS policy defines our dedication to providing a safe and healthy working environment and developing a culture where all employees take responsibility for their own safety as well as the safety of others while minimizing our impact on the environment in the communities where we live and work. With a focus on continuous improvement, we are developing more robust EHS management systems, strengthening employee awareness and training, and ensuring senior leadership engagement on safety. Work-related injuries resulting from the production of our beer, wine, and spirits products are well below industry average. Our recordable incident rate as compared to the industry average are as follows:

The recordable incident rate is defined as total number of worldwide CBI work-related injuries (cases beyond first aid) per 100 full-time employees. The industry average is calculated by taking the weighted average of the most recent (2021) U.S. Bureau of Labor Statistics data for wineries, breweries, and distilleries based on our portfolio mix in February 2023, February 2022, and February 2021 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 12

PART I	ITEM 1. BUSINESS	Table of Contents
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

$11.9 million
Fiscal 2023 corporate charitable contributions, including company match of employee donations

Information about our Executive Officers

Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified. Information with respect to our executive officers as of April 20, 2023, is as follows:

William A. Newlands, age 64, is the President and Chief Executive Officer of the Company. He has served as Chief Executive Officer of the Company and as a director since March 2019 and as President since February 2018. He served as Chief Operating Officer from January 2017 through February 2019 and as Executive Vice President of the Company from January 2015 until February 2018. From January 2016 to January 2017 he performed the role of President, Wine & Spirits Division and from January 2015 through January 2016 he performed the role of Chief Growth Officer. Mr. Newlands joined the Company in January 2015. Prior to that he served from October 2011 until August 2014 as Senior Vice President and President, North America of

Beam Inc., as Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011, and as Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010. Beam Inc., a producer and seller of branded distilled spirits products, merged with a subsidiary of Suntory Holding Limited, a Japanese company, in 2014. Prior to October 2011, Beam Global Spirits & Wine, Inc. was the spirits operating segment of Fortune Brands, Inc., which was a leading consumer products company that made and sold branded consumer products worldwide in the distilled spirits, home and security, and golf markets.

BRG sponsorship - ECP supporting our early career professionals

James O. Bourdeau, age 58, is the Executive Vice President and Chief Legal Officer of the Company, having served in the role since December 2017 and as the Company’s Secretary since April 2017. Prior to that, he served as the Company’s Senior Vice President and General Counsel, Corporate Development, having performed that role from September 2014 until December 2017. Before joining the Company in September 2014, Mr. Bourdeau was an attorney with the law firm of Nixon Peabody LLP from July 2000 through September 2014, and a partner from February 2005 through September 2014. Mr. Bourdeau was associated with another law firm from 1995 to 2000.

BRG sponsorship - Stellar PRIDE supporting our LGBTQ+ community

K. Kristann Carey, age 53, is the Executive Vice President and Chief Human Resources Officer of the Company, having served in the role since May 2022. Prior to that, she served as the Company’s Senior Vice President, Human Resources, Beer Division, having performed that role from February 2019 until May 2022. From July 2018 until December 2020, she performed the role of Chief Diversity Officer. From July 2017 until January 2019, she served as Chief Compliance Officer and from November 2015 until January 2019, she served as Senior Vice President and General Counsel, Beer Division. From June 2013 until November 2015, she served as Vice President and Associate General Counsel, Beer Division. Before joining the Company, Ms. Carey served in roles of increasing responsibility with McDonald’s Corporation from January 2005 until June 2013, most recently as Senior Counsel. Prior to joining McDonald’s Corporation, she worked at the law firms of Seyfarth Shaw LLP from January 2003 through January 2005 and Cassiday, Schade & Gloor LLP from October 1998 until January 2003.

BRG sponsorship - ¡SALUD! supporting Hispanic and Latinx employees and communities

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 13

PART I	ITEM 1. BUSINESS	Table of Contents

Garth Hankinson, age 55, is the Executive Vice President and Chief Financial Officer of the Company, having served in the role since January 2020. Prior to that, he served as the Company’s Senior Vice President, Corporate Development, a position he had been in since February 2016, where he was responsible for leading all of the Company’s financial planning, reporting, and analysis activities, as well as all efforts related to mergers, acquisitions, ventures investments, and strategic alliances. From October 2009 until February 2016, he served as the Vice President, Corporate Development of the Company. From October 2007 until October 2009, Mr. Hankinson served as the Vice President, Business Development for Constellation’s prior

Canadian business, Constellation Brands Canada, Inc., which was a Canadian subsidiary of the Company during that time. From March 2004 until October 2007, he served as the Director of Corporate Development.

BRG sponsorship - Valor supporting veterans, service members, first responders, and their families

Robert Hanson, age 60, is the Executive Vice President and President, Wine & Spirits Division of the Company, having served in the role since June 2019. Prior to that, he served as Chief Executive Officer of John Hardy Global Limited, a luxury jewelry brand, from August 2014 to June 2019. He continued to serve as its Chairman of the Board until July 2020. He served as Chief Executive Officer and a Director of American Eagle Outfitters, Inc., a leading global specialty retailer of clothing, accessories, and personal care products from January 2012 to January 2014. He served Levi Strauss & Co. from 1988 to 2011 in a variety of important leadership roles across multiple brands where he led cross-functional teams, including merchandising, product development, multi-channel operations, marketing and creative teams, in addition to a full support staff. Mr. Hanson’s roles at Levi’s included serving as Global President of the Levi’s Brand from 2010 to 2011; President, Levi’s Strauss Americas/North America from 2006 to 2010; President, Levi’s Brand U.S. from 2001 to 2006; and President/Vice President, Levi’s Europe/Africa/Middle East from 1998 to 2001.

BRG sponsorship - WISE supporting our female community

Michael McGrew, age 49, has been an Executive Vice President of the Company since April 2020. Beginning December 2020, Mr. McGrew has performed the role of Executive Vice President, and Chief Communications, CSR, and Diversity Officer of the Company. Mr. McGrew joined Constellation Brands in 2014 as Senior Director, Communications for the Company’s Beer Division. He was promoted to Vice President, Communications – Beer Division in 2016 and assumed the role of Vice President, Corporate Communications in 2017. Prior to joining Constellation Brands, he held a number of roles with increasing responsibility at Grainger, then a $9 billion global provider of industrial supplies and equipment. While at Grainger, from 2011 to

2013 Mr. McGrew served as Director, U.S. Business Communications, from January 2013 to October 2013 he served as Senior Director, U.S. Business & Global Supply Chain Communications and from October 2013 to September 2014 he served as Senior Director, Communications – Americas, among other roles of increasing responsibility.

BRG sponsorships - ASIAA supporting employees and communities of Asian descent SAGE supporting experienced career professionals

Mallika Monteiro, age 44, has been an Executive Vice President of the Company since October 2019. Beginning March 2021, Ms. Monteiro has performed the role of Executive Vice President, and Chief Growth, Strategy, and Digital Officer. From October 2019 to February 2021 she performed the role of Executive Vice President, Chief Growth and Strategy Officer and from October 2018 to September 2019, she performed the role of Senior Vice President, Chief Growth Officer. She joined Constellation in October 2016 as Vice President, Beer Innovation and was given additional responsibilities as Chief of Staff to the Company's Executive Management Committee in July 2018. Prior to joining Constellation, from July 2014 to September 2016,

Ms. Monteiro was a Senior Marketing Director at Anheuser Busch InBev. Prior to joining Anheuser Busch InBev, she served in roles of increasing responsibility with Beam Suntory Inc., including as Associate Brand Manager - Jim Beam from July 2007 to June 2009, Brand Manager - Cognac from July 2009 to December 2011, and Senior Brand Manager - Vodka, from January 2012 to June 2014.

BRG sponsorship - CPN supporting parents and caregivers

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 14

PART I	ITEM 1. BUSINESS	Table of Contents

James A. Sabia, Jr., age 61, is the Company’s Executive Vice President and President, Beer Division as well as President of Crown, having performed these roles since January 2022 and February 2022, respectively. He has been an Executive Vice President of the Company since May 2018. From March 2021 through January 2022 he served as Executive Vice President, Managing Director, Beer Division. From May 2018 through March 2021 he performed the role of Executive Vice President, Chief Marketing Officer. He joined the Company in August 2007 as Vice President, Marketing for the Company’s spirits business. Since then, he has served in roles of increasing responsibility with the Company. Since 2009, he has served as the Chief Marketing

Officer of the Company’s Beer Division. From 2009 to June 2013, Mr. Sabia was employed by Crown, of which the Company owned a 50% interest and was the Company’s beer business during that period. In June 2013, the Company acquired the remaining 50% of Crown, which became a wholly-owned indirect subsidiary of the Company on that date. Prior to joining the Company, Mr. Sabia was with Molson Coors Brewing Company for 17 years.

BRG sponsorship - AASCEND supporting Black and African American employees and communities

Company Information

Our website is https://www.cbrands.com, and our investor relations website is https://ir.cbrands.com. Our filings with the SEC, including our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website, https://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, such as ourselves, that file electronically with the SEC.

We have adopted a Chief Executive Officer and Senior Financial Executive Code of Ethics that specifically applies to our chief executive officer, our principal financial officer, and our controller, and is available on our investor relations website. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Exchange Act, Item 406 of Regulation S-K. We also have adopted a Code of Business Conduct and Ethics that applies to all employees, directors, and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics, together with our Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, is available on our website under “Our Policies.” Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564, or by telephoning our Investor Center at 1-888-922-2150.

Our Board of Directors Corporate Governance Guidelines and the Charters of the Board’s Audit Committee, Human Resources Committee (which serves as the Board’s compensation committee), and Corporate Governance, Nominating, and Responsibility Committee are accessible on our investor relations website. Amendments to, and waivers granted to our directors and executive officers under, our codes of ethics, if any, will be posted in this area of our investor relations website.

The information regarding our websites and their content is for your convenience only. The content of our websites is not deemed to be incorporated by reference in this Form 10-K or filed with the SEC.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 15

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Item 1A. Risk Factors

In addition to information discussed elsewhere in this Form 10-K, you should carefully consider the following factors, as well as additional factors not presently known to us or that we currently deem to be immaterial, which could materially affect our business, liquidity, financial condition, and/or results of operations in future periods. The following factors are organized under relevant headings; however, they may be relevant to other headings as well.

Operational Risks
Supply of quality water, agricultural, and other raw materials, certain raw and packaging materials purchased under supply contracts; supply chain disruptions and inflation; limited group of glass bottle suppliers
The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world. If climate patterns change and droughts continue or become more severe or other restrictions on currently available water resources are imposed, there may be a scarcity of water or poor water quality which may affect our and our suppliers’ operations, increase production costs, or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of our breweries, wineries, and distilleries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields. In addition, water purification and waste treatment infrastructure limitations could increase costs or constrain operation of our production facilities and vineyards. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, such as corn, barley, or hops, which could lead to a shortage of our product supply.

We have substantial brewery operations in Mexico and substantial wine operations in the U.S. (primarily in California), New Zealand, and Italy as well as brewery and distillery operations in the U.S. Although certain areas in California have recently experienced flooding, the state has endured and may continue to experience prolonged drought conditions which have resulted in the imposition of certain restrictions on water usage. If these conditions or restrictions persist and/or increase in severity, it could have an adverse effect upon those operations. Our current Mexican breweries are each, and the Veracruz Brewery will be, sourced from a single water supply originating from separate and distinct aquifers. The sources of water, methods of water delivery, water quality, or water requirements to support our ongoing requirements may change materially in the future. We may incur additional expenses for improving water delivery, quality, and efficiency as well as for securing additional water sources.

Our breweries, the Glass Plant, our wineries, and our distilleries use a large volume of agricultural and other raw materials to produce our products. These include corn starch and sugars, malt, hops, fruits, yeast, and water for our breweries; soda ash and silica sand for the Glass Plant; grapes and water for our wineries; and grain and water for our distilleries. Our breweries, wineries, and distilleries all use large amounts of various packaging materials, including glass, aluminum, cardboard, and other paper products. Our production facilities also use electricity, natural gas, and diesel fuel in their operations. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply, on-time availability, and price of raw, packaging, and other materials, energy, and other commodities have been and may continue to be affected by many factors beyond our control, including supply chain disruptions, inflationary pressures, market demand, global geopolitical events and military conflicts, such as repercussions from the Russian invasion of Ukraine, droughts, storms, weather events, or natural or man-made disasters, economic factors affecting growth decisions, plant diseases, and theft. For example, we have experienced a lack of availability and increased costs of ocean freight shipping containers and delays at sea and land ports which has impacted and could continue to impact our distribution and production capabilities.

Our breweries, wineries, and distilleries are also dependent upon an adequate supply of glass bottles. We have experienced glass bottle purchasing shortages, particularly for brown glass used for certain of our Mexican beer brands. Glass bottle costs are one of our largest components of cost of product sold. The Glass Plant produces a majority of the total annual glass bottle supply for our Mexican beer brands, and we have a small number of other suppliers of glass bottles for our Mexican beer brands. In the U.S., glass bottles have only a small

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 16

PART I	ITEM 1A. RISK FACTORS	Table of Contents
number of producers. Currently, one producer supplies a majority of our glass container requirements for our U.S. wine and spirits operations while a different producer supplies the glass bottles for our craft beer operations.

To the extent any of the foregoing factors (i) increases the costs of our products and we are unable or choose not to pass along such rising costs to consumers through increased selling prices or (ii) leads to a shortage of our product supply or inventory levels, we could experience a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Reliance upon complex information systems and third-party global networks; cyberattacks
We depend on IT to enable us to operate efficiently and interface with customers and suppliers, maintain financial accuracy and efficiency, and effect accurate and timely governmental reporting. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, including our global ERP, we could be subject to transaction errors, processing inefficiencies, increased costs, loss of customers, business disruptions, loss of or damage to intellectual property through security breach, penalties associated with the failure to timely file governmental reports, and/or other difficulties. Many groups on a worldwide basis have experienced increases in electronic security breaches, cyberattacks, and other hacking activities such as denial of service, malware, and ransomware, and there is the possibility of retaliatory cyberattacks, including by state-sponsored organizations. As with all large IT systems, we have been a target of cyberattackers and other hacking activities and our systems could be penetrated by increasingly sophisticated parties intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, engaging in the unauthorized use of strategic information about us or our employees, customers, or consumers, or demanding monetary payment. Such unauthorized access could disrupt our operations and could result in various costs and adverse consequences, including the loss of assets or revenues, litigation, regulatory actions, remediation costs, increased cybersecurity protection costs, damage to our reputation, harm to our employees, or the failure by us to retain or attract customers following such an event.

We have outsourced various functions to third-party service providers and may outsource other functions in the future. We rely on such third-parties to provide services on a timely and effective basis, but we do not ultimately control their performance. In addition, our distributors, wholesalers, suppliers, joint venture partners, and other external business partners utilize their own IT systems that are subject to similar risks to us as described above. Their failure to perform as expected or as required by contract, or additional cyberattacks on them that disrupts their systems, could result in significant disruptions and costs to our operations or, in the case of third-party service providers, a penetration of our systems.

To the extent any of the foregoing factors result in significant disruptions and costs to our operations or reduce the effectiveness of our internal control over financial reporting, it could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Economic and other uncertainties associated with our international operations
We have production facilities in the U.S., Mexico, New Zealand, and Italy and employees in various countries, and our products are sold in numerous countries. The countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products, in varying amounts. Governmental bodies may propose changes to international trade agreements, treaties, tariffs, taxes, and other government rules and regulations including but not limited to environmental treaties and regulations. Escalating geopolitical tensions, including from the military conflict in Ukraine, have resulted and may continue to result in sanctions, tariffs, and import-export restrictions. These activities, when combined with any retaliatory actions that may be taken by other countries, including Russia, could cause further inflationary pressures and economic and supply chain disruptions (including impacts on prices and supply of certain commodities, such as aluminum, corn, crude oil, natural gas, and steel). Significant increases in import and excise duties or other taxes on, or that impact, beverage alcohol products as well as any tariffs, particularly on imports from Mexico and any retaliatory tariffs imposed by the Mexican government, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

In addition, governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling,

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 17

PART I	ITEM 1A. RISK FACTORS	Table of Contents
advertising, and relations with wholesalers and retailers. Certain regulations also require warning labels and signage. We may be subject to new or revised regulations, increased licensing fees, requirements, or taxes, or regulatory enforcement actions. Additionally, various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what our products contain or allegations that our products cause adverse health effects. If these types of requirements become applicable to one or more of our major products under current or future laws or regulations, they may inhibit sales of such products. These uncertainties and changes, as well as the decisions, policies, and economic strength of our suppliers and distributors, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Dependence on limited facilities for production of our Mexican beer brands; facility expansion, optimization, and construction activities
We are dependent on our current Mexican breweries to fulfill our Mexican beer brands’ production requirements, both now as well as for the near-term. Expansion, optimization, and/or construction activities continue at our breweries in Mexico. These are multi-billion-dollar activities with risks of completion delays, cost overruns, and asset impairments, such as the prior impairment of certain long-lived assets at the canceled Mexicali Brewery. We may not achieve the intended financial and operational benefits of these investments, including if we develop excess capacity that outpaces demand for our Mexican beer brands. We are pursuing the sale of the remaining assets at the Mexicali Brewery after exploring various options; however, we may not be successful in completing any such sale or obtaining other forms of recovery.

Expansion and optimization of current production facilities and construction of new production facilities are subject to various regulatory and developmental risks, including but not limited to: (i) our ability to obtain timely certificate authorizations, necessary approvals and permits from regulatory agencies at all or on terms that are acceptable to us; (ii) potential changes in federal, state, and local laws and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; (iii) our inability to acquire rights-of-way or land or water rights on a timely basis on terms that are acceptable to us; or (iv) our inability to acquire the necessary energy supplies, including electricity, natural gas, and diesel fuel. Any of these or other unanticipated events could halt or delay the expansion, optimization, or construction of our production facilities.

We may not be able to satisfy our product supply requirements for the Mexican beer brands in the event of (i) a significant disruption or the partial or total destruction of the current Mexican breweries or the Glass Plant, (ii) difficulty shipping raw materials and product into or out of the U.S., or (iii) a temporary inability to produce our product due to closure or lower production levels of one or more of our current Mexican breweries. Also, if the contemplated expansion, optimization, and/or construction activities at our breweries in Mexico are abandoned or not otherwise completed by their targeted completion dates, we may not be able to produce sufficient quantities of our Mexican beer to satisfy our needs in the future. Under such circumstances, we may be unable to obtain our Mexican beer at a reasonable price from another source, if at all. A significant disruption at our current Mexican breweries, or the Glass Plant, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more, or may take a significant time to start production, any of which could have a material adverse effect on our product supply, business, liquidity, financial condition, and/or results of operations.

Operational disruptions or catastrophic loss to breweries, wineries, other production facilities, or distribution systems
All of our Mexican beer products are produced at our current Mexican breweries. Many of the workers at these breweries are covered by collective bargaining agreements. The Glass Plant produces a majority of the total annual glass bottle supply for our Mexican beer brands. Several of our vineyards and production and distribution facilities, including certain California and Oregon wineries, are in areas prone to seismic activity. Additionally, we have various vineyards and wineries in California and Oregon which have experienced wildfires, landslides, and/or severe winter storms.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 18

PART I	ITEM 1A. RISK FACTORS	Table of Contents
If any of these or other of our properties and production facilities were to experience a significant operational disruption or catastrophic loss, it could delay or disrupt production, shipments, and revenue, and result in potentially significant expenses to repair or replace these properties or find suitable alternative providers. Also, our production facilities are asset intensive. As our operations are concentrated in a limited number of production and distribution facilities, we are more likely to experience a significant operational disruption or catastrophic loss in any one location from acts of war or terrorism, natural or man-made disasters, public health crises, labor strikes or other labor activities, cyberattacks and other attempts to penetrate our or our third-party service providers’ IT systems or the IT used by our non-production employees who work remotely, or unavailability of raw or packaging materials. Geopolitical and economic responses to Russia’s invasion of Ukraine could continue to impact global energy prices and supply, particularly for crude oil and natural gas. If a significant operational disruption or catastrophic loss were to occur, we could breach agreements, our reputation could be harmed, and our business, liquidity, financial condition, and/or results of operations could be adversely affected by, among other items, higher maintenance charges, unexpected capital spending, or product supply constraints.

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

Climate change; ESG regulatory compliance; failure to meet emissions, stewardship, and other ESG targets
Our business depends upon agricultural activity and natural and human capital resources. There has been much public discussion related to concerns that GHGs may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Severe weather events and natural disasters, such as our experiences with drought, flooding, and/or wildfires in California and Oregon, severe winter storms in California, Texas, or Mexico, or late frosts or flooding in New Zealand, and climate change may negatively affect agricultural productivity in the regions from which we source our various agricultural raw materials or the energy powering our production facilities. Decreased availability of our raw materials may increase our cost of product sold. Severe weather events and natural disasters or changes in their frequency or intensity can also impact product quality; disrupt our supply chains, which may affect production operations, insurance cost and coverage, and delivery of our products to wholesalers, retailers, and consumers; and negatively affect the ability of consumers to purchase our products.

The landscape related to ESG regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the SEC and the European Commission have published proposed or final rules that would require significantly increased disclosures related to climate change. We may experience significant future increases in the costs associated with regulatory compliance for ESG matters, including fees, licenses, reporting, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements, as well as to address other regulations, standards, frameworks, and ratings from various governmental entities and other stakeholders or activist campaigns. We have disclosed targets related to restoration of water withdrawals, Scope 1 and Scope 2 GHG emissions, and enhancing social equity within our industry and communities, and we may disclose new or updated ESG-related targets in the future. The achievement of such targets along with our broader value chain engagement efforts have required and will continue to require us and in some cases third parties with which we do business, such as our suppliers, to make investments and allocate resources.

In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, governmental or contractual requirements, uncertainties inherent in litigation, and the risk of unidentified contaminants at our current and former properties, the potential exists for remediation, liability, indemnification, and other costs to differ materially from the costs that we have estimated. We may also incur costs associated with environmental compliance arising from events we cannot control, such as natural disasters. We may not allot sufficient resources to attain, and/or may not ultimately achieve, our ESG targets, and our costs in relation to any of the foregoing matters may exceed our projections, which could have a material adverse effect upon our business, liquidity, financial condition, and/or results of operations.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 19

PART I	ITEM 1A. RISK FACTORS	Table of Contents

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

Contamination and degradation of product quality from diseases, pests, and weather and other conditions
Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect sales. Various diseases, pests, fungi, viruses, drought, frosts, wildfires, and certain other weather conditions or the effects of climate conditions, such as smoke taint sustained during the 2020 U.S. wildfires or the late frost experienced in New Zealand in calendar 2021, could affect the quality and quantity of barley, hops, grapes, and other agricultural raw materials available and decrease the supply and quality of our products. Similarly, power disruptions could adversely impact our production processes and the quality of our products. We or our suppliers of agricultural raw materials may not succeed in preventing contamination in existing or future vineyards, fields, or production facilities. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. It is also possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements.

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

If any of our products become unsafe or unfit for consumption, are misbranded, or cause injury, we may have to engage in additional product recalls and/or be subject to liability and incur additional costs. Widespread or multiple product recalls or a significant product liability judgment or regulatory action could cause our products to be unavailable for a period, which could reduce consumer demand and brand equity and result in reputational harm.

Outbreaks of communicable infections or diseases, pandemics, or other widespread public health crises in the markets in which our consumers or employees live and/or in which we or our distributors, retailers, and suppliers operate
Communicable disease outbreaks, including the COVID-19 pandemic, and other widespread public health crises have resulted and could continue to result in disruptions and damage to our business caused by potential negative consumer purchasing behavior as well as disruption to our supply chains, production processes, and operations. Consumer purchasing behavior may be impacted by reduced consumption if consumers are unable to leave home or otherwise shop in a normal manner as a result of containment actions or other cancellations of public events and other opportunities to purchase our products, from venue closures or capacity restrictions, or from a reduction in consumer discretionary income due to reduced or limited work and layoffs. Supply disruption may result from restrictions on the ability of employees and others in the supply chain to travel and work, which may result from quarantines, individual illnesses, or border closures imposed by governments to deter the spread of communicable infections or diseases; determinations by us or our suppliers or distributors to temporarily

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 20

PART I	ITEM 1A. RISK FACTORS	Table of Contents
suspend operations in affected areas; or other actions which restrict or otherwise negatively impact our ability to produce, package, and ship our products, our distributors’ ability to distribute our products, or our suppliers’ ability to provide us with raw, packaging, and other materials. Channels of entry may be closed or operate at reduced capacity, or transportation of product within a region or country may be limited, including due to travel restrictions or personal illness of workers. Our operations and the operations of our suppliers may become less efficient or otherwise be negatively impacted if our or their executive management or other key operational personnel are unable to work or if a significant percentage of our workforce is unable to work at all or at their normal production or other facility. A prolonged quarantine or border closure could result in temporary or longer-term disruptions of sales patterns, consumption and trade patterns, supply chains, production processes, and/or operations. Another widespread health crisis or the reemergence of severe COVID-19 pandemic conditions could negatively affect the economies and financial markets of many countries resulting in a global economic downturn which could negatively impact demand for our products and our ability to borrow money. Any of these events could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Cannabis is currently illegal under U.S. federal law and in other jurisdictions; we do not control Canopy’s business or operations
The ability of Canopy to achieve its business objectives is contingent, in part, upon the legality of the cannabis industry, Canopy’s compliance with regulatory requirements enacted by various governmental authorities, and Canopy obtaining all regulatory approvals, where necessary, for the production and sale of its products. The laws and regulations governing medicinal and adult-use cannabis are still developing, including in ways that we may not foresee. Canopy’s success will depend on, among other things, the ability of Canopy to operate successfully in the cannabis market space. There are also concerns about health issues associated with certain types of form factors for cannabis products, such as those used in inhalables. These issues may result in a less robust consumer demand for certain form factors. A robust cannabis consumer market may not develop consistent with our expectations, or consumers may choose not to purchase Canopy products. Although the Agriculture Improvement Act of 2018 took hemp and hemp derived cannabinoids out of the most restrictive class of controlled substances, cannabis remains a Schedule I controlled substance that is illegal under U.S. federal law. Even in those U.S. states in which the adult-use and/or medicinal use of cannabis has been legalized, its use remains a violation of U.S. federal law. Continuation of U.S. federal law in its current state regarding cannabis could limit the expansion of Canopy’s business into the U.S. Similar issues of illegality apply in other countries. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or negatively impact Canopy’s markets, products, and sales. Our investment in Canopy could affect consumer perception of our existing brands and our reputation with various constituencies.

We currently have the right to nominate four members of the Canopy board of directors. While we do not control Canopy’s business or operations, we do rely on Canopy’s internal controls and procedures for operation of that business. Nevertheless, our current financing arrangements require us to certify, among other things, that to our knowledge (i) Canopy is properly licensed and operating in accordance with Canadian laws in all material respects; (ii) Canopy does not knowingly or intentionally purchase, manufacture, distribute, import, and/or sell marijuana, or any other controlled substance in or from the U.S. or any other jurisdiction, in each case, where such purchase, manufacture, distribution, importation, or sale of marijuana or such other controlled substance is illegal, except in compliance with all applicable federal, state, local, or foreign laws, rules, and regulations; and (iii) Canopy does not knowingly or intentionally partner with, invest in, or distribute marijuana or any other controlled substance to any third-party that knowingly or intentionally purchases, sells, manufactures, or distributes marijuana or any other controlled substance in the U.S. or any other jurisdiction, in each case, where such purchase, sale, manufacture, or distribution of marijuana or such other controlled substance is illegal, except in compliance with all applicable federal, state, local, or foreign laws, rules, and regulations. If Canopy were to knowingly or intentionally violate any of these applicable laws and we became aware of such violation, we would be unable to make the required certification under our current financing arrangements, which could lead to a default under those financing arrangements.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 21

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Strategic Risks
Potential decline in the consumption of products we sell; dependence on sales of our Mexican beer brands
Our business depends upon consumers’ consumption of our beer, wine, and spirits brands, and sales of our Mexican beer brands in the U.S. are a significant portion of our business. Consumer preferences, behaviors, and sentiment may shift due to a variety of factors, including changes in taste preferences and leisure, dining, and beverage purchasing and consumption patterns, trends involving demographics and ESG matters, changing market dynamics including consumer-led premiumization and betterment trends, and perceived value. Further, a limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•a general decline in economic or geopolitical conditions;
•inflation, including the impact of reduced discretionary income of consumers available to purchase our products and increased commodities and other costs;
•concern about the health consequences of consuming beverage alcohol products, including betterment trends, and about drinking and driving or other safety considerations;
•a general decline in the consumption of beverage alcohol products in on-premise establishments, including as a result of stricter laws relating to driving while under the influence of alcohol;
•increased activity from anti-alcohol groups or other bodies, such as the World Health Organization, advocating measures designed to reduce the consumption of beverage alcohol products or require more stringent labeling;
•increased excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;
•increased regulation restricting the purchase or consumption of beverage alcohol products; and
•wars, disease outbreaks or pandemics, quarantines, weather, and natural or man-made disasters.

If these or any other factors cause a decline in the growth rate, amount, or profitability of our sales of the Mexican beer brands in the U.S. or any material shift in consumer preferences, behaviors, and sentiment in our major markets away from our beer, wine, and spirits brands, and our Mexican beer brands in particular, or from the categories in which they compete, it could adversely affect our business, liquidity, financial condition, and/or results of operations.

Acquisition, divestiture, investment, and NPD strategies
From time to time, we acquire businesses, assets, or securities of companies that we believe will provide a strategic fit with our business. We integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations, and information systems. If the financial performance of our business, as supplemented by the assets and businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations. We may not effectively assimilate the business or product offerings of acquired companies into our business or within the anticipated costs or timeframes, retain key customers and suppliers or key employees of acquired businesses, or successfully implement our business plan for the combined business. In addition, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates and we may fail to fully realize anticipated cost savings, growth opportunities, or other potential synergies. The fair value of acquired businesses or investments may not remain constant.

We also divest businesses, assets, or securities of companies from time to time, including those that we believe no longer provide a strategic fit with our business. We may provide various indemnifications in connection with divestitures of businesses or assets. Divestitures of portions of our business may also result in costs stranded in our remaining business. Delays in developing or implementing plans to address such costs could delay or prevent the accomplishment of our financial objectives. The amount of contingent consideration, if any, received in divestitures may also vary based on various factors including actual future brand performance.

We have also acquired or retained ownership interests in companies which we do not control, such as our joint venture to operate the Glass Plant, our interest in Canopy, and investments made through our corporate venture capital function, and we have acquired control of companies which we do not wholly own, such as our

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 22

PART I	ITEM 1A. RISK FACTORS	Table of Contents
75% interest in Nelson’s Green Brier Distillery, LLC. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business, or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us to, among other matters, pay certain costs, make capital investments, fulfill alone our joint venture partners’ obligations, or purchase other parties’ interests. The entities in which we have an interest may be subject to litigation which may have an adverse impact on their ability to do business or under which they may incur costs and expenses which could have a material adverse impact on their operations or financial condition which, in turn, could negatively impact the value of our investment.

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of NPDs are inherently uncertain, especially with respect to consumer appeal and our ability to deliver optimized marketing in an evolving and dynamic media landscape. A new product launch can give rise to a variety of costs. An unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations has resulted and may in the future result in inventory write-offs and other costs.

We may not realize the expected benefits of acquisitions, divestitures, investments, or NPDs. We have recognized impairment losses and/or write-offs in connection with acquired and divested businesses and investments, and we may do so again in the future. Furthermore, our acquisitions, investments, or joint ventures may not be profitable, our forecasts regarding acquisition, divestiture, or investment activities may not be accurate, or the internal control over financial reporting of entities which we must consolidate as a result of our investment activities but do not control or wholly own may not be as robust as our internal control over financial reporting. Our failure to adequately manage the risks associated with acquisitions, divestitures, investments, or NPDs, or the failure of an entity in which we have an equity or membership interest, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

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

Our subsidiaries CB Brand Strategies, LLC, Crown Imports LLC, and Compañía Cervecera de Coahuila, S. de R.L. de C.V. are defendants in a lawsuit originally filed in U.S. District Court for the Southern District of New York on February 15, 2021, and most recently amended on March 16, 2022, by Cervecería Modelo de México, S. de R.L. de C.V. and Trademarks Grupo Modelo, S. de R.L. de C.V., which alleges, among other things, that our sub-license of the trademarks for our Mexican beer brands should not permit us to use the Corona brand name on our Corona Hard Seltzer or the Modelo brand name on our Modelo Ranch Water. On August 5, 2022, both the plaintiffs and the defendants filed motions for summary judgment. On November 3, 2022, the court denied our motion for summary judgment. On December 13, 2022, the court denied plaintiffs’ motion for summary judgment. At a trial in March 2023, the jury returned a unanimous verdict in our favor on all counts in the plaintiffs’ complaint, and the court entered judgment dismissing the complaint on March 15, 2023. On April 12, 2023, the plaintiffs filed a motion for judgment as a matter of law or, in the alternative, for a new trial with the court, which motion was denied on April 14, 2023. While we continue to believe this lawsuit is without merit, litigation is inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur. In addition, our cost of defending this litigation has been and could continue to be substantial. If we are not successful, we may not be able to market Corona Hard Seltzer in its current formulation under the Corona brand name or Modelo Ranch Water product in its current formulation under the Modelo brand name and we may be required to pay damage awards, each of which may have an adverse effect on our business, liquidity, financial condition and/or results of operations.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 23

PART I	ITEM 1A. RISK FACTORS	Table of Contents
We have been and may continue to be subject to other litigation related to our trademarks and intellectual property rights. A substantial adverse judgment or other unfavorable resolution of these matters or our failure to otherwise protect our intellectual property rights as well as the costs associated with such activities could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

The Canopy Transaction, which is designed to capitalize on U.S. cannabis market opportunities, may significantly alter our relationship with and investment in Canopy
If the Canopy Transaction is completed and we exchange our Canopy common shares for Exchangeable Shares and terminate certain legacy agreements with Canopy, we and Canopy will no longer be able to derive benefits from our strategic relationship. The Exchangeable Shares will not carry (i) voting rights which will limit our ability to exert influence over Canopy (as will the termination of our rights under the investor rights agreement and the resignations of our nominees to Canopy’s board of directors) or (ii) rights to receive dividends or other rights upon dissolution of Canopy which will limit our right to derive economic benefits from our investment in Canopy if it declares dividends or dissolves and we continue to hold Exchangeable Shares. Furthermore, we expect to no longer apply the equity method of accounting to our investment in Canopy, which may subject our financial statements to additional volatility as we expect to account for the Exchangeable Shares at fair value. In connection with exchanging our Canopy common shares for Exchangeable Shares, we will also surrender our November 2018 Canopy Warrants to Canopy for cancellation, and therefore, we will not realize an opportunity to increase our ownership in Canopy if its stock price were to recover prior to their expiration. The perception of the Canopy Transaction by members of the investment community, whether or not it is completed, and the potential that Canopy may not remain listed on the stock exchanges it is currently listed on may result in a decrease in the value of Canopy’s common stock and further impair its liquidity and marketability. If the Canopy Transaction is not completed for any reason, including if Canopy fails to receive the requisite shareholder approval for the Canopy Amendment, Canopy will have expended substantial time and resources that could otherwise have been spent on Canopy’s existing businesses and the pursuit of other opportunities that could have been beneficial to Canopy. Canopy may not fully realize the anticipated benefits of the Canopy Transaction if it is completed. To the extent any of the foregoing factors impact Canopy, it could have a material adverse effect on Canopy’s business, liquidity, financial condition, and/or results of operations. Were that to occur, we may not be able to recover the remaining value of our investment in Canopy.

In addition, if the Canopy Transaction is completed and the October 2022 Credit Agreement Amendments become effective, our financing arrangements will (i) restrict repayment of the loans under our credit agreements with proceeds derived, directly or indirectly, from Canopy prior to the Specified Time, (ii) restrict the use of proceeds from the loans under our credit agreements, directly or indirectly, for any investment in, transaction with, or to fund the activities of or business with Canopy prior to the Specified Time, and (iii) provide that we will not convert any of our outstanding Exchangeable Shares for Canopy common shares or own any Canopy common shares until the Specified Time. If the foregoing obligations become effective and we do not comply with them, we could trigger an event of default under such debt facilities or agreements. In such an event, the holders of our debt could elect to declare as due and payable all amounts outstanding under those instruments. An event of default could also result in events of default under other debt facilities or agreements that contain cross-acceleration or cross-default provisions, which could permit counterparties thereunder to exercise remedies. If that occurred, we might not have available funds to satisfy our repayment obligations.

Our Canopy investment is dependent upon an emerging market and legal sales of cannabis products
The legal cannabis market is an emerging market. The legislative framework pertaining to the Canadian cannabis market, as well as cannabis markets in the U.S. and other countries, is uncertain. Canopy’s success will depend on, among other things, its ability to create a strong platform to operate successfully in the cannabis market space and consumer demand for its products. A robust cannabis consumer market may not develop consistent with our expectations, or consumers may choose not to purchase Canopy products.

The changing legal landscape and the limited amount of consumer market data makes it difficult to predict the pace at which the cannabis market may grow, if at all, and the products that consumers will purchase in the cannabis marketplace. For example, the Canadian Cannabis Act prohibits testimonials, lifestyle branding, and packaging that is appealing to youth. The restrictions on advertising, marketing, and the use of logos and brand names could have a material adverse effect on Canopy’s business, liquidity, financial condition, and/or results of

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 24

PART I	ITEM 1A. RISK FACTORS	Table of Contents
operations, and our investment in Canopy. Additionally, Canopy must rely largely on its own market research and internal data to forecast industry trends and statistics as detailed forecasts may not be fully available from other sources. A failure in the demand for Canopy’s products to materialize as a result of consumer desire, competition from legal and illegal market entrants or other products, or other factors could have a material adverse effect on Canopy’s business, liquidity, financial condition, and/or results of operations and our investment in Canopy.

Financial Risks
Indebtedness and interest rate fluctuations
We have incurred indebtedness to finance investments and acquisitions, refinance other indebtedness, fund beer operations expansion, optimization, and construction activities, pay cash dividends, and repurchase shares of our common stock. In the future, we may continue to incur additional indebtedness for any or all of these activities as well as to fund other general corporate purposes. We are exposed to risks associated with interest rate fluctuations, and we have recently experienced a rising interest rate environment. We could experience further changes in our ability to manage fluctuations in interest rates, including for our variable interest rate debt outstanding or if we need to refinance indebtedness. In addition, our business may not generate sufficient cash flow from operations to meet all our debt service requirements, return value to stockholders such as through payment of dividends or repurchase of shares of our common stock, and fund our general corporate and capital requirements.

Our current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

•our ability to obtain financing for future working capital needs, investments, acquisitions, or other purposes may be limited;
•our funds available for operations, expansions, construction, dividends or other distributions, or share repurchases may be reduced because we dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;
•our ability to conduct our business could be limited by restrictive covenants; and
•our vulnerability to adverse economic conditions may be greater than less leveraged competitors and, thus, our ability to withstand competitive pressures may be limited.

Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments and a downgrade to our credit ratings. A downgrade to our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Certain of our debt facilities also contain change of control provisions which, if triggered, may result in an acceleration of our obligation to repay the debt. In addition, certain of our current and future debt and derivative financial instruments have, or in the future, could have interest rates that are tied to reference rates, such as SOFR. The volatility and availability of such reference rates, including establishment of alternative reference rates, is out of our control. Changes to or the unavailability of such rates or the manner for calculation of such reference rates, could result in increases to the cost of our debt.

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

Accounting for Canopy securities and potential additional impairment of Canopy Equity Method Investment
We currently account for our investment in Canopy under the equity method and recognize our equity in Canopy’s earnings or losses on a two-month lag. There may be an additional impairment of our Canopy Equity Method Investment if Canopy’s stock price does not recover above our carrying value in the near-term. In the event the Canopy Transaction and the transactions contemplated by the Consent Agreement are completed and we elect to convert our Canopy common shares into Exchangeable Shares, we expect to no longer apply the equity method to our investment in Canopy, which we expect will instead be accounted for at fair value. This may subject

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 25

PART I	ITEM 1A. RISK FACTORS	Table of Contents
our financial statements to additional volatility because the value of our Exchangeable Shares, including any received if we exchange our 2023 Canopy Promissory Note for Exchangeable Shares, would be subject to volatility factors that include but are not limited to:

•actual or anticipated fluctuations in Canopy’s reported results of operations or financial position, including due to another significant impairment of goodwill or intangible or other long-lived assets;
•adverse market conditions;
•recommendations and reports by securities and industry analysts;
•the outcome of the Canopy Transaction and related transactions;
•significant acquisitions, investments, equity issuances, asset sales, or other divestitures by Canopy;
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

Although we do not control Canopy, we do currently have significant influence over Canopy. If we controlled Canopy, we would have to consolidate Canopy into our financial statements, and if Canopy had a material weakness, we would inherit Canopy’s material weakness through consolidation. In such an event, even if Canopy’s financial statements were correct, the fact that Canopy had a material weakness could result in a material weakness for us.

Class action or other litigation relating to abuse of our products, the misuse of our products, product liability, or marketing or sales practices, including product labeling
There has been public attention directed at the beverage alcohol industry, which we believe is due to concerns related to harmful use of alcohol, including drinking and driving, underage drinking, and health consequences from the misuse of alcohol. We could be exposed to lawsuits relating to product liability or marketing or sales practices, including product labeling. Adverse developments in lawsuits related to such matters or a significant decline in the social acceptability of beverage alcohol products that may result from lawsuits could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 26

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Sands Family Stockholder Class A Stock ownership and Board of Directors nomination rights
Until the date that is five years after the Effective Time and so long as the Sands Family Stockholders, collectively, have beneficial or record ownership of at least 10% of the issued and outstanding shares of Class A Stock, our Board of Directors will, subject to the procedures and limitations set forth in the Reclassification Agreement, nominate two individuals designated by WildStar for election to our Board of Directors at any annual meeting of our stockholders at which directors are to be elected (or otherwise in connection with any action by written consent pursuant to which a majority of the Board of Directors will be elected). So long as the Sands Family Stockholders, collectively, have beneficial or record ownership of less than 10% but at least 9,239,463.1 shares of Class A Stock, as may be adjusted by any stock dividend, stock split, stock combination, or similar transaction, the Board of Directors will, subject to the procedures and limitations set forth in the Reclassification Agreement, nominate one individual designated by WildStar for election to the Board of Directors at any annual meeting of our stockholders at which directors are to be elected (or otherwise in connection with any action by written consent pursuant to which a majority of the Board of Directors will be elected).

The amount of Class A Stock currently held by the Sands Family Stockholders, together with the foregoing Board of Directors nomination rights, provide the Sands Family Stockholders with significant continued influence over our decisions. The interests of the Sands Family Stockholders with respect to matters potentially or actually involving or affecting us and our other stockholders, such as future acquisitions, financings, and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

Certain Sands Family Stockholders have pledged shares of Class A Stock to secure various credit facilities. In the event of noncompliance with certain covenants under the credit facilities, the financial institutions to which such stock is pledged have certain remedies, including the right to sell the pledged shares subject to certain protections afforded to the borrowers and pledgors. The sale by such financial institutions of a substantial amount of the pledged shares could depress, or result in volatility in, the trading price of our Class A Stock.

Choice-of-forum provision in our Amended and Restated By-laws regarding certain stockholder litigation
Our Amended and Restated By-laws provide that, unless we consent in writing to the selection of an alternative forum, (i) the Court of Chancery of Delaware (or if such court lacks subject matter jurisdiction, the federal district court of Delaware) will be, to the fullest extent permitted by law, the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or stockholders to us or our stockholders; any action asserting a claim arising pursuant to any provision of the DGCL, our Amended and Restated Charter, or our Amended and Restated By-laws, or as to which the DGCL confers jurisdiction on the Court of Chancery of Delaware; or any action asserting a claim governed by the internal affairs doctrine, and (ii) the federal district courts of the U.S. will, to the fullest extent permitted by law, be the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act.

To the fullest extent permitted by law, this choice-of-forum provision will apply to state and federal law claims, including claims under the federal securities laws (including the Securities Act and the Exchange Act), although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice-of-forum provision may increase costs for a stockholder pursuing any such claim, discourage claims, or limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, other stockholders, or other employees which may discourage such lawsuits even though an action, if successful, might benefit our stockholders. In addition, the courts located in Delaware may reach different judgments or results than would other courts,

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 27

PART I	ITEM 1A. RISK FACTORS	Table of Contents
including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. If a court were to find this choice-of-forum provision inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions which could adversely affect our business, liquidity, financial condition, and/or results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to the choice-of-forum provision described above.

General Risks
International operations, worldwide and regional economic trends and financial market conditions, geopolitical uncertainty, or other governmental rules and regulations
Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, include:

•changes in political, economic, social, and labor conditions in U.S. and international locales;
•potential disruption from wars and military conflicts, including Russia’s invasion of Ukraine, terrorism, civil unrest, kidnapping, and drug-related, workplace, or other types of violence;
•restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;
•import and export requirements and border accessibility;
•protectionist trade policies, sanctions, and tariffs;
•foreign currency exchange rate fluctuations, which may reduce the U.S. dollar value of net sales, earnings, and cash flows from non-U.S. markets or increase our supply chain costs, as measured in U.S. dollars, in those markets;
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

Unfavorable global or regional economic conditions, including economic slowdown or recession, instability in the banking sector, and the disruption, volatility, and tightening of credit and capital markets, as well as unemployment, tax increases, governmental spending cuts, or continuing high levels of inflation, could affect consumer spending patterns and purchases of our products. These could also create or exacerbate credit issues, cash flow issues, and other financial hardships for us and our suppliers, distributors, retailers, and consumers. The inability of suppliers, distributors, and retailers to access liquidity could impact our ability to produce and distribute our products.

We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems, intergovernmental disputes, or animus against the U.S. Any determination that our operations or activities did not comply with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.

Damage to our reputation
The success of our brands depends upon consumers’ positive image of those brands, and maintaining a good reputation is critical to selling our branded products. Our reputation could also be impacted negatively by public perception, adverse publicity (whether or not valid, such as the similarity of the name of certain of our brands or trademarks and a type of virus), negative comments in social media, or our responses relating to:

•a perceived or actual failure to maintain high ethical standards and responsible operating practices to achieve our business goals, including those related to our ESG and DEI strategies, initiatives, and targets as well as associated reporting regulations, standards, frameworks, and ratings;
•a perceived or actual failure to address concerns relating to the quality, safety, or integrity of our products, including from accidental or deliberate contamination or tampering;

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 28

PART I	ITEM 1A. RISK FACTORS	Table of Contents
•actions we may take to enhance or safeguard our reputation and uphold our core values, including changes to our operations, sales, advertising, marketing, and new product development;
•allegations that we, or persons currently or formerly associated with us, have violated applicable laws or regulations, including those related to safety, employment, discrimination, harassment, whistleblowing, privacy, corporate citizenship, improper business practices, or cybersecurity;
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

Competition
We operate in a highly competitive industry, and our sales and profitability could be negatively affected by numerous factors including:

•our inability to maintain or increase prices or develop new products;
•increases in our advertising or marketing expenditures to maintain our competitive position;
•new entrants in our market or categories, including from the convergence of beverage categories;
•the consolidation of distributors, wholesalers, retailers, suppliers, and other beverage companies;
•the decision of wholesalers, retailers, or consumers to purchase competitors’ products instead of ours;
•pricing, purchasing, financing, operational, advertising, or promotional decisions made by wholesalers, state and local agencies, and retailers which affect supply of or consumer demand for our products; or
•a general decline in beverage alcohol consumption due to consumer dietary preference changes or consumers substituting legalized cannabis or other similar products in lieu of beverage alcohol.

Our continued success also depends on our ability to attract and retain a high-quality and diverse workforce in a competitive environment for talent and to implement our human capital priorities and initiatives. We could experience higher expenses for investment in our personnel, including due to employee turnover, continuing wage inflation, and other emerging employment trends, particularly in the U.S.; to deliver on our human capital priorities and initiatives; or for other reasons. We may be unable to increase our prices to pass along any increased costs we incur to our customers.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 29

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Cash dividends and share repurchases are subject to a number of uncertainties and may affect the price of our common stock
Our capital allocation strategy contemplates quarterly cash dividends and periodic share repurchases under our share repurchase program. We fund our cash dividends and share repurchases through a combination of cash flow from operations, borrowings, and divestiture proceeds. However, we are not required to declare dividends or to make any share repurchases under our share repurchase program. We may discontinue, limit, suspend, delay, or increase our dividends and share repurchases at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing, and frequency of such dividends and repurchases may vary from historical practice or from our stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, delay, or increase our cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to our ability to obtain financing at attractive rates, the impact on our credit ratings, changes in laws or regulations, and the availability of cash. The IRA imposes an excise tax of 1% on share repurchases, effective January 1, 2023. The impact of this excise tax will be dependent on the extent of our share repurchases in future periods and could increase our tax liability. The reduction or elimination of our cash dividend or longer suspension or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, any share repurchases may not enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 30

PART I	OTHER KEY INFORMATION	Table of Contents
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

Our corporate headquarters are located in leased offices in Victor, New York. We plan to relocate our corporate headquarters to a leased office in Rochester, New York in calendar 2024. Our segments also maintain leased office spaces in other locations in the U.S. and internationally.

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Beer segment, we have adequate capacity to meet our current needs and we have undertaken activities to increase our production capacity to address our anticipated future demand. Within the Wine and Spirits segment, we have adequate capacity to meet our needs for the foreseeable future. As of February 28, 2023, our principal physical properties by segment, excluding Canopy, all of which are owned, consist of:

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
•Pontassieve Winery in Florence, Italy

Within our Wine and Spirits segment, as of February 28, 2023, we owned, leased, or had interests in approximately 10,100 acres of vineyards in the U.S., 6,700 acres of vineyards in New Zealand, and 1,400 acres of vineyards in Italy.

Item 3. Legal Proceedings

For information regarding Legal Proceedings, see Risk Factors and Note 16.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 31

PART II	OTHER KEY INFORMATION	Table of Contents
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A Stock trades on the New York Stock Exchange under the symbol STZ. There is no public trading market for our Class 1 Stock. At April 13, 2023, the number of holders of record of our Class A Stock and Class 1 Stock were 495 and 17, respectively.

For information regarding dividends and share repurchase programs, see (i) MD&A and (ii) Note 17.

For information on securities authorized for issuance under our equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Item 12. of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(in millions, except share and per share data)
December 1 – 31, 2022	—	$—	—	$1,163.1
January 1 – 31, 2023	1,326,692	$218.68	1,326,692	$872.9
February 1 – 28, 2023	41,801	$227.27	41,801	$863.4
Total	1,368,493	$218.94	1,368,493
(1)In January 2021, we announced that our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The Board of Directors did not specify a date upon which the 2021 Authorization would expire. Share repurchases for the periods included herein were effected through open market transactions and exclude the impact of Federal excise tax owed pursuant to the IRA.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 32

PART II	ITEM 7. MD&A	Table of Contents
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” located in our Form 10-K for the fiscal year ended February 28, 2022, filed on April 21, 2022, for reference to discussion of the fiscal year ended February 28, 2021, the earliest of the three fiscal years presented. This MD&A, which should be read in conjunction with our Financial Statements, is organized as follows:

Overview.    This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

Strategy.    This section provides a description of our strategy and a discussion of recent developments, global supply chain and COVID-19 related impacts, and significant divestitures, acquisitions, and investments.

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

Liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, liquidity position, and commitments. Included in the analysis of outstanding debt is a discussion of the financial capacity available to fund our on-going operations and future commitments, as well as a discussion of other financing arrangements.

Critical accounting policies and estimates.    This section identifies accounting policies that are considered important to our results of operations and financial condition, require significant judgment, and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1.

Overview

Our internal management financial reporting consists of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we report our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. Our Canopy Equity Method Investment makes up the Canopy segment. If the Canopy Transaction is completed, including conversion of our Canopy common shares into Exchangeable Shares, we expect our internal management financial reporting to consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we will report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other.

In the Beer segment, our portfolio consists of high-end imported beer brands, craft beer, and ABAs. We have an exclusive perpetual brand license to import, market, and sell our Mexican beer portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, IT, legal, and public relations, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 33

PART II	ITEM 7. MD&A	Table of Contents
Strategy

Our business strategy for the Beer segment focuses on strengthening our leadership position in the high-end segment of the U.S. beer market and continuing to grow our brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, including within the 3-tier eCommerce channel, as well as continued expansion, optimization, and/or construction activities at our breweries in Mexico. Additionally, in an effort to compete more fully in growing sectors of the high-end segment of the U.S. beer market, we have leveraged our innovation capabilities to create new line extensions behind celebrated, trusted brands and package formats that are intended to meet emerging needs.

Expansion, optimization, and/or construction activities continue under our Mexico Beer Projects to align with our anticipated future growth expectations, and we expect to spend an additional $4.0 billion to $4.5 billion over Fiscal 2024 through Fiscal 2026 on these activities. See “Capital expenditures” below. Additionally, we are pursuing the sale of the remaining assets at the canceled Mexicali Brewery after exploring various options; however, we may not be successful in completing any such sale or obtaining other forms of recovery.

Our business strategy for the Wine and Spirits segment focuses on higher-end brands, improving margins, and creating operating efficiencies. We continue to refine our portfolio primarily through an enhanced focus on higher-margin, higher-growth wine and spirits brands. Our business is organized into two distinct commercial teams, one focused on our fine wine and craft spirits brands and the other focused on our mainstream and premium brands. While each team has its own distinct strategy, both remain aligned to the goal of accelerating performance by growing organic net sales and expanding margins. In addition, we are advancing our aim to become a global, omni-channel competitor in line with consumer preferences. Our business continues to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets, while continuing to grow in U.S. 3-tier brick-and-mortar distribution. In markets where it is feasible, we entered into a contractual arrangement with Southern Glazer’s Wine and Spirits to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This U.S. distributor currently represents about 70% of our branded wine and spirits volume in the U.S.

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

We complement our strategy with our investment in Canopy by expanding our portfolio into adjacent categories. Canopy is a leading cannabis and CPG company with operations in Canada, the U.S., Germany, and certain other global markets. This investment is consistent with our long-term strategy to identify, address, and stay ahead of evolving consumer trends and market dynamics. Our strategic relationship with Canopy is designed to help position it to be successful in cannabis production, branding, and intellectual property. We expect this relationship to continue through the completion of the Canopy Transaction including the conversion of our Canopy common shares into Exchangeable Shares. For further information on our plan to convert our Canopy common stock ownership, see “Canopy segment” below.

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth as well as our target net leverage ratio and dividend payout ratio; invest to support the growth of our business; and deliver additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by inflation, changing prices, and reductions in discretionary income of consumers available to purchase our products, as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, such as repercussions from the conflict in Ukraine. We expect some or all of these impacts to continue into Fiscal 2024. We intend to continue to monitor the inflationary environment and the impact on the consumer when we consider passing along rising costs through further selling price increases, subject to normal competitive

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 34

PART II	ITEM 7. MD&A	Table of Contents
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

Recent Developments

2023 Canopy Promissory Note
In April 2023, we extended the maturity of the remaining C$100.0 million principal amount of our Canopy Debt Securities by exchanging them for the 2023 Canopy Promissory Note. The 2023 Canopy Promissory Note bears interest at an annual rate of 4.25% and matures on December 31, 2024. Canopy may prepay the 2023 Canopy Promissory Note in whole or in part at any time prior to the maturity date. If the Canopy Amendment is authorized by Canopy’s shareholders, we maintain our intention to negotiate an exchange of the C$100.0 million principal amount of the 2023 Canopy Promissory Note for Exchangeable Shares, although neither we nor Canopy has any binding obligation to do so.

Daleville Facility
In March 2023, we entered into a definitive agreement to sell the Daleville Facility. We expect the transaction to close during the three months ending May 31, 2023, subject to required regulatory approvals and customary closing conditions. The net cash proceeds from the transaction are expected to be used primarily for general corporate purposes, including retirement of debt.

Global Supply Chain and COVID-19 Related Impacts

We believe the impact of COVID-19 on our business has largely diminished at this time; however, uncertainties continue, particularly around disruptions to the global supply chain and shifting consumer behaviors. Fiscal 2023 was, and Fiscal 2024 is expected to continue to be, impacted by challenges with both global supply and transportation which have contributed to higher cost of product sold. For example, wine produced in New Zealand and Italy and subsequently shipped to the U.S. for distribution continues to be affected by increased costs of ocean freight shipping. In addition, during Fiscal 2022, we experienced a brown glass purchasing shortage, which impacted certain of our imported beer brands. This supply returned to normal levels in early Fiscal 2023. To the extent these or similar circumstances continue to occur or accelerate in future periods it could have a material impact on our results of operations.

We have seen consumers shift more of their total shopping spend to online channels since the COVID-19 outbreak, which has led to increased eCommerce sales, including DTC, for our business. COVID-19 may continue to impact consumers’ purchasing and consumption patterns. In response to COVID-19, we have ensured our on-going liquidity and financial flexibility through cash preservation initiatives, capital management adjustments, and cost control measures. We used opportunities under the CARES Act afforded to us earlier in the pandemic to defer some payments including certain payroll taxes. We believe we have sufficient liquidity available from operating cash flow, cash on hand, and availability under our revolving credit facility. We expect to have continued access to capital markets and to be able to continue to return value to stockholders through dividends and periodic share repurchases.

Divestitures, acquisitions, and investments

Wine and Spirits segment
2022 Wine Divestiture
In October 2022, we sold certain of our mainstream and premium wine brands and related inventory. Accordingly, our consolidated results of operations include the results of operations of such mainstream and premium wine brands through the date of divestiture. We received cash proceeds of $96.7 million from the 2022 Wine Divestiture that were utilized primarily to reduce outstanding borrowings. We recognized a net gain of $15.0 million on the sale of business for Fiscal 2023. This gain was included in selling, general, and administrative expenses within our consolidated results.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 35

PART II	ITEM 7. MD&A	Table of Contents

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

Lingua Franca acquisition
In March 2022, we acquired the Lingua Franca business, including a collection of Oregon-based luxury wines, a vineyard, and a production facility. This transaction also included the acquisition of a trademark and inventory. The results of operations of Lingua Franca are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

Canopy segment
Canopy investment
We have evaluated the Canopy Equity Method Investment as of February 28, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based primarily on the period of time for which the fair value has been less than the carrying value. We will continue to review the Canopy Equity Method Investment for an other-than-temporary impairment. If Canopy’s stock price does not recover above our carrying value in the near-term, it may result in an additional impairment of our Canopy Equity Method Investment.

In February 2023, Canopy announced the next series of comprehensive steps to align its Canadian cannabis operations and resources in response to continued unfavorable market trends. In connection with these next steps, Canopy disclosed that it expects to record an estimated pre-tax loss of approximately C$425 million to C$525 million in its fourth quarter of fiscal 2023 and in its first half of fiscal 2024 results. We will record our proportional share of Canopy’s estimated pre-tax loss of approximately C$145 million to C$180 million, in our applicable Fiscal 2024 results.

Additionally, we evaluated the Canopy Equity Method Investment as of August 31, 2022, and determined that there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value had been less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recording a significant impairment of goodwill related to its cannabis operations during its three months ended June 30, 2022, and (iii) the uncertainty of U.S. federal cannabis permissibility. As a result, the Canopy Equity Method Investment with a carrying value of $1,695.1 million was written down to its estimated fair value of $634.8 million, resulting in an impairment of $1,060.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Fiscal 2023.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 36

PART II	ITEM 7. MD&A	Table of Contents
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
•we will only have an interest in Exchangeable Shares, which are non-voting and non-participating securities, and our 2023 Canopy Promissory Note (for which we intend to negotiate an exchange of the principal amount for Exchangeable Shares, although neither we nor Canopy has any binding obligation to do so);
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
◦apply the equity method to our investment in Canopy, which we expect to instead be accounted for at fair value with changes reported in income (loss) from unconsolidated investments within our consolidated results; and
◦have a stand-alone Canopy operating segment as Canopy’s financial results are not expected to be provided to, or reviewed by, our CODM and will not be used to make strategic decisions, allocate resources, or assess performance.

For additional information on recent developments, investments, acquisitions, and divestitures, refer to Notes 2, 7, 10, and 22.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of the 2022 Wine Divestiture, as appropriate.

Fiscal 2023 compared with Fiscal 2022

•Our results of operations were primarily impacted by (i) a decrease in unrealized net loss from the changes in fair value of our investment in Canopy, (ii) an impairment of long-lived assets for Fiscal 2022 in connection with certain assets at the Mexicali Brewery, (iii) improvements within the Beer segment driven by shipment volume growth, and (iv) a decrease in inventory obsolescence within the Beer segment, driven by a slowdown in the overall hard seltzer category in early Fiscal 2022, partially offset by (i) a Fiscal 2023 impairment of our Canopy Equity Method Investment, (ii) an increase in equity in losses from Canopy’s results primarily driven by their goodwill impairment, (iii) higher operational and logistics costs within both the Beer and Wine and Spirits segments, (iv) increase in Beer media investments, (v) impacts of trademark and other long-lived asset impairment losses, and (vi) an increase in Corporate Operations and Other general and administrative expenses, driven by Digital Business Acceleration investments and a Fiscal 2022 reversal of stock-based compensation.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 37

PART II	ITEM 7. MD&A	Table of Contents
•Net sales increased 7% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing.

•Operating income increased 22% largely due to (i) the impact of the impairment of long-lived assets in connection with certain assets at the Mexicali Brewery for Fiscal 2022 and (ii) improvements within the Beer segment, including the decrease in inventory obsolescence, partially offset by (i) the higher operational and logistics costs, (ii) the increase in Beer media investments, (iii) the trademark and other long-lived asset impairment losses, and (iv) the increase in Corporate Operations and Other general and administrative expenses.

•Net loss attributable to CBI increased due to an increase in loss from unconsolidated investments and higher provision for income taxes as compared to Fiscal 2022, largely offset by the increase in operating income items discussed above. Diluted net loss per common share attributable to CBI decreased as compared to Fiscal 2022.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Fiscal 2023	Fiscal 2022
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$(76.7)	$(35.9)
Net gain (loss) on undesignated commodity derivative contracts	(15.0)	109.9
Flow through of inventory step-up	(4.5)	(0.1)
Strategic business development costs	(1.2)	(2.6)
Net flow through of reserved inventory	1.2	12.1
Recovery of (loss on) inventory write-down	0.2	(1.0)
Comparable Adjustments, Cost of product sold	(96.0)	82.4

Selling, general, and administrative expenses
Impairments of assets	(66.5)	—
Costs associated with the Reclassification	(37.8)	—
Transition services agreements activity	(20.5)	(19.2)
Restructuring and other strategic business development costs	(9.9)	0.6
Transaction, integration, and other acquisition-related costs	(1.4)	(1.4)
Gain (loss) on sale of business	15.0	1.7
Other gains (losses)	23.3	(2.3)
Comparable Adjustments, Selling, general, and administrative expenses	(97.8)	(20.6)

Impairment of brewery construction in progress	—	(665.9)
Comparable Adjustments, Operating income (loss)	$(193.8)	$(604.1)

Comparable Adjustments, Income (loss) from unconsolidated investments	$(1,907.7)	$(1,488.2)

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 38

PART II	ITEM 7. MD&A	Table of Contents
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

Flow through of inventory step-up
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

Selling, general, and administrative expenses
Impairments of assets
We recognized trademark and other long-lived asset impairment losses in connection with certain continued negative trends within our craft beer business. For additional information, refer to Notes 5 and 7.

Costs associated with the Reclassification
We recognized costs in connection with the Reclassification primarily related to professional and consulting fees, printing and mailing the associated proxy statement/prospectus, all filing and other fees paid to the SEC, and the acceleration of certain commitments. For additional information, refer to Note 17.

Transition services agreements activity
We recognized costs in connection with transition services agreements related to the Wine and Spirits Divestitures.

Restructuring and other strategic business development costs
We recognized costs primarily in connection with certain activities which are intended to streamline, increase efficiencies, and reduce our cost structure (Fiscal 2023).

Gain (loss) on sale of business
We recognized a net gain on the completion of the 2022 Wine Divestiture (Fiscal 2023). For additional information, refer to Note 2.

Other gains (losses)
We recognized other gains (losses) primarily in connection with (i) net increase (decrease) in estimated fair values of contingent liabilities associated with prior period acquisitions, (ii) a gain recognized on the remeasurement of our previously held equity interests to the acquisition-date fair value, (iii) an insurance recovery related to a prior severe weather event (Fiscal 2023), (iv) a property tax settlement (Fiscal 2022), and (v) an adjustment to understated excise tax accruals primarily related to a prior period acquisition (Fiscal 2022).

Impairment of brewery construction in progress
We recognized an impairment of long-lived assets in connection with certain assets at the Mexicali Brewery. For additional information, refer to Notes 5 and 7.

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) an impairment of our Canopy Equity Method Investment (Fiscal 2023), (ii) comparable adjustments to equity in earnings (losses) from Canopy’s results, (iii) an unrealized gain (loss) from the changes in fair value of our securities measured at fair value, and (iv) a net gain recognized

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 39

PART II	ITEM 7. MD&A	Table of Contents
from the sale of an equity method investment made through our corporate venture capital function (Fiscal 2022). For additional information, refer to Notes 7 and 10.

Business Segments

Net sales

	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
(in millions)
Beer	$7,465.0	$6,751.6	$713.4	11%
Wine and Spirits:
Wine	1,722.7	1,819.3	(96.6)	(5%)
Spirits	264.9	249.8	15.1	6%
Total Wine and Spirits	1,987.6	2,069.1	(81.5)	(4%)
Canopy	339.3	444.3	(105.0)	(24%)
Consolidation and eliminations	(339.3)	(444.3)	105.0	24%
Consolidated net sales	$9,452.6	$8,820.7	$631.9	7%

Beer segment
	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$7,465.0	$6,751.6	$713.4	11%

Shipments	389.2	364.2		6.9%

Depletions				7.5%

The increase in Beer net sales is largely due to (i) $463.9 million of volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, and (ii) $279.7 million of favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by $26.8 million of unfavorable product mix primarily from a shift in package types.

Wine and Spirits segment
	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,987.6	$2,069.1	$(81.5)	(4%)

Shipments
Total	27.1	29.9		(9.4%)
Organic (1)	27.1	29.4		(7.8%)

U.S. Domestic	23.5	26.3		(10.6%)
Organic U.S. Domestic (1)	23.5	25.9		(9.3%)

Depletions (1)				(3.0%)
(1)Includes an adjustment to remove volume associated with the 2022 Wine Divestiture for the period October 6, 2021, through February 28, 2022.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 40

PART II	ITEM 7. MD&A	Table of Contents
The decrease in Wine and Spirits net sales is due to $44.1 million from the 2022 Wine Divestiture and a $37.4 million decrease in organic net sales. The decrease in organic net sales is driven by a $148.0 million decrease in branded wine and spirits shipment volume, including impacts from global supply chain constraints, partially offset by (i) a $90.9 million increase from favorable product mix, (ii) a $17.5 million increase in non-branded net sales driven by DTC, and (iii) $4.1 million of favorable impact from pricing. The decrease in branded wine and spirits shipment volume and favorable product mix are attributable to the consumer-led premiumization and mix improvements of our portfolio. The favorable impact from pricing was driven by price increases and higher contractual distributor payments as compared to Fiscal 2022, largely offset by increases in promotional activity.

Canopy segment
Our ownership interest in Canopy allows us to exercise significant influence, but not control, and, therefore, we account for our investment in Canopy under the equity method. Amounts included for the Canopy segment represent 100% of Canopy’s reported results on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) from January through December 2022, in our Fiscal 2023 results and January through December 2021, in our Fiscal 2022 results. Although we own less than 100% of the outstanding shares of Canopy, 100% of its results are included and subsequently eliminated to reconcile to our consolidated financial statements. See “Income (loss) from unconsolidated investments” below for a discussion of Canopy’s net sales, gross profit (loss), selling, general, and administrative expenses, and operating income (loss). This discussion is based on information Canopy has publicly disclosed.

Gross profit

	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
(in millions)
Beer	$3,937.8	$3,677.0	$260.8	7%
Wine and Spirits	927.2	947.9	(20.7)	(2%)
Canopy	(125.7)	(18.6)	(107.1)	NM
Consolidation and eliminations	125.7	18.6	107.1	NM
Comparable Adjustments	(96.0)	82.4	(178.4)	NM
Consolidated gross profit	$4,769.0	$4,707.3	$61.7	1%

The increase in Beer gross profit is primarily due to the $279.7 million favorable impact from pricing and $253.0 million of shipment volume growth, partially offset by $233.2 million of higher cost of product sold and $40.7 million of unfavorable product mix. The higher cost of product sold is largely due to (i) $185.1 million of higher materials costs, including aluminum, glass, malt, cartons, lumber, corn, and steel, driven by inflation and supply chain constraints, (ii) a $42.5 million increase in brewery costs primarily driven by increased utilities, administrative costs, and maintenance, (iii) $40.7 million of higher depreciation, (iv) $34.1 million of increased transportation costs, and (v) $18.3 million of supporting costs, including increased compensation and benefits, IT expenses, and travel, partially offset by (i) $71.9 million of decreased obsolescence primarily from excess inventory of hard seltzers resulting from a slowdown in the overall category in early Fiscal 2022 and (ii) $26.8 million of favorable fixed cost absorption related to increased production levels as compared to Fiscal 2022.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 41

PART II	ITEM 7. MD&A	Table of Contents

The decrease in Wine and Spirits gross profit is due to a decrease of $29.3 million from the 2022 Wine Divestiture, partially offset by an $8.6 million increase in organic gross profit. The increase in organic gross profit is driven by (i) $62.6 million of favorable product mix, (ii) $22.7 million of higher non-branded gross profit, (iii) a $5.0 million favorable foreign currency translation impact, and (iv) the $4.1 million favorable impact from pricing, partially offset by (i) a $78.8 million decline in branded wine and spirits shipment volume and (ii) $7.0 million of higher cost of product sold, driven by inflation and global supply chain constraints. The increase in cost of product sold was largely attributable to (i) $30.5 million of increased transportation and warehousing costs, including ocean freight shipping, and (ii) $10.8 million of higher material costs, including glass and packaging materials, largely offset by (i) $22.3 million of net favorable fixed cost absorption and (ii) $12.0 million of cost saving initiatives, primarily resulting in lower grape costs.

Gross profit as a percent of net sales decreased to 50.5% for Fiscal 2023 compared with 53.4% for Fiscal 2022. This decrease was largely due to (i) approximately 245 basis points of rate decline from cost of product sold within the Beer segment, driven by the increase in operational and logistics costs, (ii) an unfavorable change of approximately 185 basis points in Comparable Adjustments, and (iii) approximately 30 basis points related to unfavorable product mix shift within the Beer segment, partially offset by (i) approximately 135 basis points of favorable impact from Beer pricing in select markets and (ii) favorable product mix shift and favorable impact from non-branded product within the Wine and Spirits segment, each contributing approximately 15 basis points.

Selling, general, and administrative expenses

	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
(in millions)
Beer	$1,076.3	$973.7	$102.6	11%
Wine and Spirits	474.1	477.2	(3.1)	(1%)
Corporate Operations and Other	277.9	238.2	39.7	17%
Canopy	1,980.2	611.5	1,368.7	NM
Consolidation and eliminations	(1,980.2)	(611.5)	(1,368.7)	NM
Comparable Adjustments	97.8	20.6	77.2	NM
Consolidated selling, general, and administrative expenses	$1,926.1	$1,709.7	$216.4	13%

The increase in Beer selling, general, and administrative expenses is primarily due to $54.7 million of higher marketing spend and $47.8 million of increased general and administrative expenses. The higher marketing spend was driven by increased sports-related partnerships and planned investments to support the growth of our Mexican beer portfolio. The increase in general and administrative expenses was primarily driven by (i) compensation and benefits, primarily related to incremental headcount to support the growth of our Mexican beer portfolio, (ii) higher travel and meeting costs as compared to Fiscal 2022, and (iii) Mexico Beer Projects strategic asset relocation, partially offset by favorable foreign currency impact.

The decrease in Wine and Spirits selling, general, and administrative expenses is due to $20.3 million of lower marketing spend and a $6.2 million decrease in selling expenses, partially offset by $23.4 million of increased general and administrative expenses. The increase in general and administrative expenses was primarily driven by compensation and benefits, primarily related to higher headcount from our continued focus on expanding into DTC channels and higher-end brands, higher travel as compared to Fiscal 2022, and expenses associated with an initiative to improve our marketing effectiveness, partially offset by favorable foreign currency impact. For Fiscal 2024, we expect marketing spend to be 8% of net sales.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 42

PART II	ITEM 7. MD&A	Table of Contents

The increase in Corporate Operations and Other selling, general, and administrative expenses is largely due to approximately (i) a $36 million increase in third-party services, primarily driven by our Digital Business Acceleration investments, and (ii) a $9 million increase in compensation and benefits, partially offset by a decrease of approximately $8 million resulting from the completion of an ERP implementation in Fiscal 2022. The increase in compensation and benefits was primarily driven by (i) a Fiscal 2022 reversal of stock-based compensation for a performance award tied to earnings from our investment in Canopy that did not achieve a threshold level of performance and (ii) increased headcount to support our Digital Business Acceleration initiative, partially offset by lower incentive accruals as compared to Fiscal 2022.

Selling, general, and administrative expenses as a percent of net sales increased to 20.4% for Fiscal 2023 as compared with 19.4% for Fiscal 2022. The increase is driven largely by (i) an unfavorable change in Comparable Adjustments, contributing 75 basis points of rate growth and (ii) approximately 40 basis points of rate growth from the increase in the Corporate Operations and Other segment’s selling, general, and administrative expenses, partially offset by approximately 25 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses.

Operating income (loss)

	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
(in millions)
Beer	$2,861.5	$2,703.3	$158.2	6%
Wine and Spirits	453.1	470.7	(17.6)	(4%)
Corporate Operations and Other	(277.9)	(238.2)	(39.7)	(17%)
Canopy	(2,105.9)	(630.1)	(1,475.8)	NM
Consolidation and eliminations	2,105.9	630.1	1,475.8	NM
Comparable Adjustments	(193.8)	(604.1)	410.3	NM
Consolidated operating income (loss)	$2,842.9	$2,331.7	$511.2	22%

The increase in Beer operating income is largely attributable to the favorable pricing impact, strong shipment volume growth within our Mexican beer portfolio, decreased obsolescence, and favorable fixed cost absorption, partially offset by higher operational and logistics costs, marketing spend, and general and administrative expenses, as discussed above, and the unfavorable product mix shift.

The decrease in Wine and Spirits operating income is largely attributable to the decline in branded wine and spirits shipment volume, the 2022 Wine Divestiture, and increases in general and administrative expenses and cost of product sold, as described above, partially offset the favorable product mix shift, increase in non-branded net sales, lower marketing spend, and the favorable pricing impact.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to Fiscal 2023 Digital Business Acceleration investments and increased compensation and benefits, as discussed above, partially offset by the decrease in ERP-related consulting services.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 43

PART II	ITEM 7. MD&A	Table of Contents
Income (loss) from unconsolidated investments
General

	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
(in millions)
Impairment of Canopy Equity Method Investment	$(1,060.3)	$—	$(1,060.3)	NM
Unrealized net gain (loss) on securities measured at fair value	(45.9)	(1,644.7)	1,598.8	97%
Equity in earnings (losses) from Canopy and related activities (1)	(949.3)	(73.6)	(875.7)	NM
Equity in earnings (losses) from other equity method investees and related activities	19.1	31.8	(12.7)	(40%)
Net gain (loss) on sale of unconsolidated investment (2)	—	51.0	(51.0)	NM
	$(2,036.4)	$(1,635.5)	$(400.9)	(25%)
(1)Includes $461.4 million of a goodwill impairment related to Canopy’s cannabis operations for Fiscal 2023. Also includes $123.5 million and $82.4 million of costs designed to improve their organizational focus, streamline operations, and align production capability with projected demand for Fiscal 2023 and Fiscal 2022, respectively.
(2)Represents the sale of our previously held equity interest in an investment made through our corporate venture capital function.

For additional information regarding our equity method investments, refer to Note 10.

Canopy segment
Canopy net sales decreased to $339.3 million for Fiscal 2023 from $444.3 million for Fiscal 2022. This decrease of $105.0 million, or 24%, is largely attributable to lower cannabis sales, partially offset by growth in their BioSteel Sports Nutrition Inc. business. The decline in cannabis sales primarily resulted from decreases in (i) Canadian adult-use cannabis sales volume, largely driven by the continuing impacts of price compression resulting from increased competition, and (ii) medicinal sales driven by the January 2022 divestiture of C3, an international pharmaceutical business. Additionally, other consumer products sales in Fiscal 2023 as compared to Fiscal 2022 decreased driven by declines in their Storz & Bickel GmbH & Co. KG and This Works Products Limited businesses. Canopy gross profit (loss) decreased to $(125.7) million for Fiscal 2023 from $(18.6) million for Fiscal 2022. This decrease of $107.1 million is primarily driven by (i) a net increase in inventory write-downs and other charges associated with Canopy’s restructuring actions as compared to Fiscal 2022, (ii) decreased net sales and price compression in the Canadian adult-use channel, (iii) unfavorable product mix shift, and (iv) a decrease in payroll subsidies received from the Canadian government in Fiscal 2022 pursuant to a COVID-19 relief program. Canopy selling, general, and administrative expenses increased $1,368.7 million largely driven by a $1,353.2 million goodwill impairment related to their cannabis operations, restructuring costs, and asset impairments for Fiscal 2023, partially offset by a continued focus on reducing costs and the closure of certain research and development facilities in Fiscal 2022. The combination of these factors were the main contributors to the $1,475.8 million increase in operating loss.

Interest expense
Interest expense increased to $398.7 million for Fiscal 2023 as compared to $356.4 million for Fiscal 2022. This increase of $42.3 million, or 12%, is due to higher average borrowings of approximately $775 million and approximately 20 basis points of higher weighted average interest rates, partially offset by an increase in capitalized interest in connection with the Mexico Beer Projects. The higher average borrowings and weighted average interest rates are largely attributable to the August 2022 Term Credit Agreement and borrowings under our commercial paper program which was used to fund the aggregate cash payment to holders of Class B Stock in connection with the Reclassification. For additional information, refer to Notes 12 and 17.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 44

PART II	ITEM 7. MD&A	Table of Contents
Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of a premium payment and the write-off of debt issuance costs in connection with the May 2022 tender offers of our 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes and make-whole payments in connection with the early redemption of our (i) 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes (Fiscal 2023) and (ii) 2.70% May 2017 Senior Notes and 2.65% November 2017 Senior Notes (Fiscal 2022). For additional information, refer to Note 12.

(Provision for) benefit from income taxes
The provision for income taxes increased to $422.1 million for Fiscal 2023 from $309.4 million for Fiscal 2022. Our effective tax rate for Fiscal 2023 was 110.0% as compared with 99.7% for Fiscal 2022. In comparison to prior year, our taxes were impacted primarily by:

•an increase in the valuation allowance related to our investment in Canopy; and
•a higher income tax benefit from stock-based compensation award activity for Fiscal 2022 from changes in option exercise activity; partially offset by
•a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture; and
•the effective tax rates applicable to our foreign businesses, including the impact of the Fiscal 2022 long-lived asset impairment of brewery construction in progress.

For additional information, refer to Note 13.

We expect our reported effective tax rate for the next fiscal year to be in the range of 18% to 20%. This range does not reflect any future changes in the fair value of our Canopy investment measured at fair value and any future equity in earnings (losses) from the Canopy Equity Method Investment and related activities. On August 16, 2022, the IRA was signed into law in the U.S. We do not currently expect the IRA to have a material impact on our financial results, including on our annual effective tax rate and/or overall liquidity.

Net income (loss) attributable to CBI
Net loss attributable to CBI increased to $71.0 million for Fiscal 2023 from $40.4 million for Fiscal 2022. This increase of $30.6 million, or 76%, is largely attributable to (i) the impairment of our Canopy Equity Method Investment, (ii) the increase in equity losses from Canopy’s results, and (iii) the increase in the provision for income taxes, partially offset by (i) the decrease in unrealized net loss from the changes in fair value of our investment in Canopy, (ii) the impairment of long-lived assets for Fiscal 2022 in connection with certain assets at the Mexicali Brewery, and (iii) the improvements within the Beer segment.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 45

PART II	ITEM 7. MD&A	Table of Contents
repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

The Reclassification required significant cash outlays during the third quarter of Fiscal 2023. Pursuant to the Reclassification, each share of Class B Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged, and converted into one share of Class A Stock and received $64.64 in cash, without interest. The aggregate cash payment to holders of Class B Stock at the Effective Time was $1.5 billion. We utilized our $1.0 billion three-year term loan facility under the August 2022 Term Credit Agreement and borrowings under our commercial paper program to fund the aggregate cash payment to holders of Class B Stock. In addition, we incurred $37.8 million of non-recurring costs and expenses for Fiscal 2023 in connection with the completion of the Reclassification. In February 2023, we repaid a portion of our indebtedness under the August 2022 Term Credit Agreement with proceeds from the February 2023 Senior Notes. We do not expect the Reclassification to have an ongoing material impact on our liquidity. For additional information, refer to Note 17.

We have an agreement with a financial institution for payment services and began to facilitate a voluntary supply chain finance program through this participating financial institution during Fiscal 2023. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. For additional information, refer to Note 16.

Cash Flows

	Fiscal 2023	Fiscal 2022	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,756.9	$2,705.4	$51.5
Investing activities	(999.4)	(1,035.8)	36.4
Financing activities	(1,819.9)	(1,929.5)	109.6
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(1.3)	(2.2)
Net increase (decrease) in cash and cash equivalents	$(65.9)	$(261.2)	$195.3

Operating activities
The increase in net cash provided by (used in) operating activities consists of:

	Fiscal 2023	Fiscal 2022	Dollar Change
(in millions)
Net income (loss)	$(38.5)	$1.0	$(39.5)
Unrealized net (gain) loss on securities measured at fair value	45.9	1,644.7	(1,598.8)
Deferred tax provision (benefit)	207.8	84.8	123.0
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	971.8	61.6	910.2
Impairment of Canopy Equity Method Investment	1,060.3	—	1,060.3
Impairment of long-lived assets	53.5	665.9	(612.4)
Other non-cash adjustments	730.6	433.0	297.6
Change in operating assets and liabilities, net of effects from purchase and sale of business	(274.5)	(185.6)	(88.9)
Net cash provided by (used in) operating activities	$2,756.9	$2,705.4	$51.5

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 46

PART II	ITEM 7. MD&A	Table of Contents
The net change in operating assets and liabilities was largely driven by (i) a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture, (ii) accounts payable primarily attributable to the timing of payments for the Beer segment, and (iii) an exclusivity payment received in connection with distribution arrangements for our U.S. wine and spirits brand portfolio in Fiscal 2022. These changes were partially offset by the timing of collections for (i) recoverable value-added taxes for the Beer segment and (ii) accounts receivable for the Wine and Spirits segment. Additionally, net cash provided by operating activities benefited from lower income tax payments in Fiscal 2023 as compared to Fiscal 2022.

Investing activities
Net cash used in investing activities for Fiscal 2023 decreased to $999.4 million for Fiscal 2023 from $1,035.8 million for Fiscal 2022. This decrease of $36.4 million, or 4%, was primarily due to (i) $92.1 million of higher proceeds from sale of business, driven by the 2022 Wine Divestiture, and (ii) $16.4 million of lower business acquisitions, partially offset by $74.4 million from the sale of an investment made through our corporate venture capital function in Fiscal 2022.

Business acquisitions and divestitures consist primarily of the following:

	Acquisitions	Divestitures
Fiscal 2023
	•Lingua Franca	•2022 Wine Divestiture
•Austin Cocktails
Fiscal 2022
	•My Favorite Neighbor	•Corporate investment

For additional information on these acquisitions and divestitures, refer to Notes 2 and 10.

Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	Fiscal 2023	Fiscal 2022	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$1,991.3	$(81.3)	$2,072.6
Dividends paid	(587.7)	(573.0)	(14.7)
Purchases of treasury stock	(1,700.2)	(1,390.5)	(309.7)
Net cash provided by stock-based compensation activities	32.0	167.8	(135.8)
Distributions to noncontrolling interests	(55.3)	(52.5)	(2.8)
Payment to holders of Class B Stock in connection with the Reclassification	(1,500.0)	—	(1,500.0)
Net cash provided by (used in) financing activities	$(1,819.9)	$(1,929.5)	$109.6

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 47

PART II	ITEM 7. MD&A	Table of Contents
Debt

Total debt outstanding as of February 28, 2023, amounted to $12,461.3 million, an increase of $2,044.8 million from February 28, 2022. This increase consisted of:

Debt repayment	Debt issuance (1)
(1)The August 2022 Term Credit Agreement amount reflects a partial repayment of $500.0 million made in February 2023.

Bank facilities
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

In August 2022, we entered into the August 2022 Term Credit Agreement. The August 2022 Term Credit Agreement provides for a $1.0 billion three-year term loan facility and is not subject to amortization payments, with the balance due and payable on November 10, 2025. In February 2023, we repaid a portion of our indebtedness under the August 2022 Term Credit Agreement with proceeds from the February 2023 Senior Notes.

In October 2022, we entered into the October 2022 Credit Agreement Amendments which revised certain defined terms and covenants in our credit agreements. These amendments will become effective upon (i) the amendment by Canopy of its Articles of Incorporation, (ii) the conversion of our Canopy common shares into Exchangeable Shares, and (iii) the resignation of our nominees from the board of directors of Canopy.

Senior notes
In May 2022, we issued the May 2022 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $1,837.1 million were used towards a series of cash tender offers to purchase a portion of the 3.20% February 2018 Senior Notes and the 4.25% May 2013 Senior Notes, the June 2022 redemption of the remaining outstanding balance of the 3.20% February 2018 Senior Notes and the 4.25% May 2013 Senior Notes

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 48

PART II	ITEM 7. MD&A	Table of Contents
and a make-whole premium, and for general corporate purposes, including working capital, funding capital expenditures, retirement of debt, and other business opportunities.

In February 2023, we issued the February 2023 Senior Notes. Proceeds from this offering, net of discount and debt issuance, of $497.1 million were used for general corporate purposes, including the repayment of a portion of our indebtedness under our August 2022 Term Credit Agreement.

General
The majority of our outstanding borrowings as of February 28, 2023, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2024 to calendar 2050, and variable-rate senior unsecured term loan facilities under our April 2022 Term Credit Agreement and August 2022 Term Credit Agreement with calendar 2024 and 2025 maturity dates, respectively, as follows:
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

We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	February 28, 2023	April 13, 2023
(in millions)
Revolving credit facility (1)	$1,068.5	$1,234.4
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2022 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $1,169.5 million and $1,003.6 million as of February 28, 2023, and April 13, 2023, respectively.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 49

PART II	ITEM 7. MD&A	Table of Contents

The financial institutions participating in our 2022 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of February 28, 2023, we and our subsidiaries were subject to covenants that are contained in our 2022 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of February 28, 2023, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

The representations, warranties, covenants, and events of default set forth in our April 2022 Term Credit Agreement and our August 2022 Term Credit Agreement are substantially similar to those set forth in our 2022 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of February 28, 2023, we were in compliance with our covenants under our 2022 Credit Agreement, our April 2022 Term Credit Agreement, our August 2022 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12.

Common Stock Dividends

On April 5, 2023, our Board of Directors declared a quarterly cash dividend of $0.89 per share of Class A Stock and $0.80 per share of Class 1 Stock payable on May 18, 2023, to stockholders of record of each class as of the close of business on May 4, 2023. We expect to return approximately $650 million to stockholders in Fiscal 2024 through cash dividends.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of this Form 10-K.

Share Repurchase Program

Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $3.0 billion under the 2018 Authorization and an additional repurchase of up to $2.0 billion under the 2021 Authorization. The 2018 Authorization was fully utilized as of May 31, 2022.

During Fiscal 2023, we repurchased 7,086,446 shares of Class A Stock pursuant to the 2018 Authorization and 2021 Authorization at an aggregate cost of $1,700.2 million, excluding the impact of Federal excise tax owed pursuant to the IRA, or an average cost of $239.92 per share, through a combination of open market transactions and an ASR. We primarily used cash on hand to pay the purchase price for the repurchased shares.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 50

PART II	ITEM 7. MD&A	Table of Contents
As of February 28, 2023, total shares repurchased under the 2018 Authorization and the 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$3,000.0	13,331,156
2021 Authorization	$2,000.0	$1,136.6	4,831,910

Share repurchases under the 2021 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares will become treasury shares, including shares repurchased under the 2018 Authorization and the 2021 Authorization.

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

The following sets forth information about our outstanding obligations at February 28, 2023. For a detailed discussion of the items noted in the following table, refer to Notes 11, 12, 13, 14, 15, and 16.

	Short-term payments	Long-term payments	Total
(in millions)
Contractual obligations:
Short-term borrowings	$1,165.3	$—	$1,165.3
Interest payments on short-term debt	$4.2	$—	$4.2
Long-term debt (excluding unamortized debt issuance costs and unamortized discounts)	$10.4	$11,365.8	$11,376.2
Interest payments on long-term debt (1)	$457.6	$3,848.5	$4,306.1
Operating leases	$96.3	$503.4	$599.7
Other long-term liabilities (2)	$99.7	$299.5	$399.2
Purchase obligations
Raw materials and supplies	$597.3	$1,633.3	$2,230.6
Capital expenditures (3)	$243.7	$407.3	$651.0
Contract services	$168.7	$402.8	$571.5
In-process and finished goods inventories	$30.1	$56.9	$87.0

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 51

PART II	ITEM 7. MD&A	Table of Contents

	Short-term payments	Long-term payments	Total
(in millions)
Other:
Investments in businesses (4)	$4.4	$110.2	$114.6
(1)Interest payments on long-term debt do not include interest related to finance lease obligations as amounts are not material.
(2)Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $326.5 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 13.
(3)Contracts to purchase equipment and services primarily related to the Mexico Beer Projects. For further information about these purchase obligations, refer to “Capital expenditures” below.
(4)Publicly announced intent to invest (i) $100 million in female-founded or led companies through our Focus on Female Founders program over a 10-year period concluding in fiscal 2029 and (ii) $100 million to support minority-owned companies in the beverage alcohol space and related categories through our Focus on Minority Founder Venture program over a 10-year period concluding in fiscal 2031. We have invested $75.8 million and $9.6 million through Fiscal 2023 in female-founded or led companies and minority-owned companies, respectively.

Capital Expenditures

During Fiscal 2023, we incurred $1,035.4 million for capital expenditures, including $813.9 million for the Beer segment primarily for the Mexico Beer Projects. We plan to spend from $1.2 billion to $1.3 billion for capital expenditures in Fiscal 2024, including approximately $1 billion for the Beer segment associated primarily with the Mexico Beer Projects. The remaining planned Fiscal 2024 capital expenditures consist of improvements to existing operating facilities and replacements of existing equipment and/or buildings. Management reviews the capital expenditure program periodically and modifies it as required to meet current and projected future business needs.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 52

PART II	ITEM 7. MD&A	Table of Contents

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

As of February 28, 2023, the carrying value of our Canopy Equity Method Investment exceeded the fair value by $87.4 million. If Canopy’s stock price does not recover above our C$3.84 carrying value in the near-term, there may be an additional impairment of our Canopy Equity Method Investment.

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

Debt securities – estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on market spreads using bond data as of the valuation date. This valuation model uses various market-based inputs, including stock price, remaining term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable.

•Goodwill and other intangible assets. Goodwill and other intangible assets are classified into three categories: (i) goodwill, (ii) intangible assets with definite lives subject to amortization, and (iii) intangible assets with indefinite lives not subject to amortization. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. We may perform a qualitative evaluation prior to a quantitative test to determine if an impairment exists. However, if the results of the qualitative evaluation are inconclusive or suggest an impairment may exist, we must proceed to the quantitative test. The qualitative evaluation is an assessment of factors, including market conditions, industry changes, actual results as compared to forecasted results, or the timing of recent acquisitions and/or divestitures. The quantitative test estimates the fair value utilizing assumptions and projections regarding items such as future cash flows, revenues, earnings, and other factors. The factors and assumptions used reflect management’s estimates and are based on historical trends, projections, and assumptions, including expectations of future economic and competitive conditions that are used in current strategic operating plans; however, these are subject to change as a result of changing market conditions. If these estimates or

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 53

PART II	ITEM 7. MD&A	Table of Contents
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

Goodwill – Our reporting units with goodwill include the Beer segment and the Wine and Spirits segment. In the fourth quarter of Fiscal 2023, we performed our annual goodwill impairment analysis using the quantitative assessment. No indication of impairment was noted for either of our reporting units, as the estimated fair value of each of our reporting units with goodwill exceeded their carrying value. Based on this analysis, the reporting unit with the lowest amount of estimated fair value in excess of its carrying value was the Wine and Spirits reporting unit with approximately 26% excess fair value. For Fiscal 2022 and Fiscal 2021, as a result of our annual goodwill impairment analyses, we concluded that there were no indications of impairment for either of our reporting units.

The most significant assumptions used in the discounted cash flow calculation to determine the estimated fair value of our reporting units in connection with the impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate, and (iii) the annual cash flow projections. As of January 1, 2023, if we used a discount rate that was 50 basis points higher, used an expected long-term growth rate that was 50 basis points lower, or used annual cash flow projections that were 100 basis points lower in our impairment testing of goodwill, then the changes individually would not have resulted in the carrying value of the respective reporting unit’s net assets, including its goodwill, exceeding its estimated fair value. Therefore, we did not have any indication of potential impairment.

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

In the fourth quarter of Fiscal 2023, certain continued negative trends within our Funky Buddha and Four Corners craft beer portfolios, including ongoing negative cash flows, resulted in management’s decision to revise our long-term financial forecasts for these portfolios. Accordingly, the Beer segment’s Funky Buddha and Four Corners craft beer businesses recognized $9.0 million and $4.0 million impairment losses, respectively, in connection with the write-off of their trademark assets. Refer to Note 7 for further discussion. Additionally, in connection with our annual trademark analysis, we performed a quantitative assessment for the import beer, wine, and spirits trademarks and concluded that there were no indications of impairment for any of these trademark units.

For Fiscal 2022, as a result of our annual trademark impairment analyses, we concluded that there were no indications of impairment for any of our trademark units. During the fourth quarter of Fiscal 2021, certain negative trends within our Four Corners craft beer portfolio, including slower growth rates and increased competition, resulted in updated long-term financial forecasts indicating lower revenue and cash flow generation for the related portfolio. This change in financial forecasts indicated it was more likely than not the fair value of our indefinite-lived intangible asset associated with the Four Corners trademark might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result of this assessment, the Beer segment’s Four Corners craft beer business recognized a $6.0 million impairment loss in connection with its trademark asset. Refer to Note 7 for further discussion.

The most significant assumptions used in the relief from royalty method to determine the

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 54

PART II	ITEM 7. MD&A	Table of Contents
estimated fair value of intangible assets with indefinite lives in connection with impairment testing are: (i) the estimated royalty rate, (ii) the discount rate, (iii) the expected long-term growth rate, and (iv) the annual revenue projections. As of January 1, 2023, if we used a royalty rate that was 50 basis points lower, used a discount rate that was 50 basis points higher, used an expected long-term growth rate that was 50 basis points lower, or used annual revenue projections that were 100 basis points lower in our impairment testing of intangible assets with indefinite lives, then each change individually would not have resulted in any unit of accounting’s carrying value exceeding its estimated fair value.

Divestitures – When some, but not all of a reporting unit that constitutes a business is disposed of, some of the goodwill of the reporting unit should be allocated to the portion of the reporting unit being disposed of. The allocation of goodwill is based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. This approach requires a determination of the fair value of both the business being disposed and the businesses retained within the reporting unit.

For Fiscal 2023, our estimate of fair value for the 2022 Wine Divestiture was determined based on the expected proceeds from the transaction. The components sold were a part of the Wine and Spirits segment and were included in that reporting unit through the date of divestiture. Goodwill was allocated to the assets based on the relative fair value of the business being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets associated with the divestiture remained in the wine and spirits reporting unit.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 55

PART II	ITEM 7. MD&A	Table of Contents
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

Change in Accounting Guidance

Accounting guidance adopted for Fiscal 2023 did not have a material impact on our consolidated financial statements.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 56

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of February 28, 2023, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. Approximately 100% of our balance sheet exposures and 73% of our forecasted transactional exposures for the year ending February 29, 2024, were hedged as of February 28, 2023.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 28, 2023, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 77% of our forecasted transactional exposures for the year ending February 29, 2024, were hedged as of February 28, 2023.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
(in millions)
Foreign currency contracts	$2,801.2	$2,360.8	$232.3	$38.6	$(175.8)	$(145.1)
Commodity derivative contracts	$416.5	$291.1	$(2.0)	$90.1	$34.5	$(35.1)

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 28, 2022, we had a $100.0 million outstanding cash flow designated Pre-issuance hedge contract which fixed our 10-year interest rates to minimize interest rate volatility on the May 2022 Senior Notes. We had no other outstanding cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of February 28, 2023, or February 28, 2022.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 57

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
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

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities and open interest rate derivative instruments, are summarized as follows:

	Aggregate Notional Value		Fair Value Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
(in millions)
Fixed interest rate debt	$10,576.2	$9,869.9	$(9,436.8)	$(10,045.3)	$(586.3)	$(709.7)
Pre-issuance hedge contracts	$—	$100.0	$—	$(0.4)	$—	$(8.6)
A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $11.8 million and $4.6 million for the years ended February 28, 2023, and February 28, 2022, respectively.

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

As of February 28, 2023, the fair value of our investment in the November 2018 Canopy Warrants and the Canopy Debt Securities was $69.8 million, with an unrealized net gain (loss) on this investment of $(45.9) million recognized in our results of operations for the year ended February 28, 2023. We have performed a sensitivity analysis to estimate our exposure to market risk of the equity price reflecting the impact of a hypothetical 10% adverse change in the quoted market price of the underlying equity security. As of February 28, 2023, such a hypothetical 10% adverse change would have resulted in a decrease in fair value of $0.1 million.

For additional discussion on our market risk, refer to Notes 6 and 7.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 58

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Item 8. Financial Statements and Supplementary Data

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2023

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 59

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2023.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 60

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Constellation Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2023 and February 28, 2022, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated April 20, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 61

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Rochester, New York
April 20, 2023

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 62

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2023 and February 28, 2022, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and February 28, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 20, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Unrecognized tax benefits
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company has recorded unrecognized tax benefits of $344.3 million as of February 28, 2023.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 63

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Rochester, New York
April 20, 2023

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 64

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 28, 2023	February 28, 2022
ASSETS
Current assets:
Cash and cash equivalents	$133.5	$199.4
Accounts receivable	901.6	899.0
Inventories	1,898.7	1,573.2
Prepaid expenses and other	562.3	658.1
Total current assets	3,496.1	3,329.7
Property, plant, and equipment	6,865.2	6,059.6
Goodwill	7,925.4	7,862.4
Intangible assets	2,728.1	2,755.2
Equity method investments	663.3	2,688.7
Securities measured at fair value	93.2	191.4
Deferred income taxes	2,193.3	2,351.5
Other assets	697.7	617.3
Total assets	$24,662.3	$25,855.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,165.3	$323.0
Current maturities of long-term debt	9.5	605.3
Accounts payable	941.5	899.2
Other accrued expenses and liabilities	852.0	871.3
Total current liabilities	2,968.3	2,698.8
Long-term debt, less current maturities	11,286.5	9,488.2
Deferred income taxes and other liabilities	1,673.6	1,621.0
Total liabilities	15,928.4	13,808.0
Commitments and contingencies (Note 16)
CBI stockholders’ equity:
Preferred Stock, $0.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,697,428 shares and 187,263,859 shares, respectively	2.1	1.9
Class B Stock, $0.01 par value – Authorized, 0 shares and 30,000,000 shares, respectively; Issued, 0 shares and 28,212,340 shares, respectively	—	0.3
Class 1 Stock, $0.01 par value – Authorized, 25,000,000 shares; Issued, 22,705 shares and 2,248,679 shares, respectively	—	—
Additional paid-in capital	1,903.0	1,808.9
Retained earnings	12,343.9	14,505.4
Accumulated other comprehensive income (loss)	28.5	(412.7)
	14,277.5	15,903.8
Less: Treasury stock –
Class A Stock, at cost, 29,498,426 shares and 22,824,607 shares, respectively	(5,863.9)	(4,169.7)
Class B Stock, at cost, 0 shares and 5,005,800 shares, respectively	—	(2.2)
	(5,863.9)	(4,171.9)
Total CBI stockholders’ equity	8,413.6	11,731.9
Noncontrolling interests	320.3	315.9
Total stockholders’ equity	8,733.9	12,047.8
Total liabilities and stockholders’ equity	$24,662.3	$25,855.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 65

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Sales	$10,177.2	$9,529.1	$9,355.7
Excise taxes	(724.6)	(708.4)	(740.8)
Net sales	9,452.6	8,820.7	8,614.9
Cost of product sold	(4,683.6)	(4,113.4)	(4,148.9)
Gross profit	4,769.0	4,707.3	4,466.0
Selling, general, and administrative expenses	(1,926.1)	(1,709.7)	(1,674.9)
Impairment of brewery construction in progress	—	(665.9)	—
Operating income (loss)	2,842.9	2,331.7	2,791.1
Income (loss) from unconsolidated investments	(2,036.4)	(1,635.5)	150.3
Interest expense	(398.7)	(356.4)	(385.7)
Loss on extinguishment of debt	(24.2)	(29.4)	(12.8)
Income (loss) before income taxes	383.6	310.4	2,542.9
(Provision for) benefit from income taxes	(422.1)	(309.4)	(511.1)
Net income (loss)	(38.5)	1.0	2,031.8
Net (income) loss attributable to noncontrolling interests	(32.5)	(41.4)	(33.8)
Net income (loss) attributable to CBI	$(71.0)	$(40.4)	$1,998.0

Net income (loss) per common share attributable to CBI:
Basic – Class A Stock	$(0.11)	$(0.22)	$10.44
Basic – Class B Stock	$(2.02)	$(0.20)	$9.48
Diluted – Class A Stock	$(0.11)	$(0.22)	$10.23
Diluted – Class B Stock	$(2.02)	$(0.20)	$9.42
Weighted average common shares outstanding:
Basic – Class A Stock	169.337	167.431	170.239
Basic – Class B Stock	23.206	23.225	23.208
Diluted – Class A Stock	169.337	167.431	195.308
Diluted – Class B Stock	23.206	23.225	23.208
Cash dividends declared per common share:
Class A Stock	$3.20	$3.04	$3.00
Class B Stock	$2.16	$2.76	$2.72

Comprehensive income (loss):
Net income (loss)	$(38.5)	$1.0	$2,031.8
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	274.6	(40.4)	(56.0)
Unrealized gain (loss) on cash flow hedges	188.6	(27.8)	(20.9)
Pension/postretirement adjustments	0.1	0.3	(1.6)
Share of other comprehensive income (loss) of equity method investments	5.1	(12.5)	(1.8)
Other comprehensive income (loss), net of income tax effect	468.4	(80.4)	(80.3)
Comprehensive income (loss)	429.9	(79.4)	1,951.5
Comprehensive (income) loss attributable to noncontrolling interests	(59.7)	(38.2)	(22.7)
Comprehensive income (loss) attributable to CBI	$370.2	$(117.6)	$1,928.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 66

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 29, 2020	$1.9	$0.3	$1,514.6	$13,695.3	$(266.3)	$(2,814.0)	$342.5	$12,474.3
Comprehensive income (loss):
Net income (loss)	—	—	—	1,998.0	—	—	33.8	2,031.8
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(69.2)	—	(11.1)	(80.3)
Comprehensive income (loss)								1,951.5
Dividends declared	—	—	—	(575.5)	—	—	—	(575.5)
Noncontrolling interest distributions	—	—	—	—	—	—	(35.0)	(35.0)
Shares issued under equity compensation plans	—	—	27.0	—	—	24.2	—	51.2
Stock-based compensation	—	—	62.6	—	—	—	—	62.6
Balance at February 28, 2021	1.9	0.3	1,604.2	15,117.8	(335.5)	(2,789.8)	330.2	13,929.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(40.4)	—	—	41.4	1.0
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(77.2)	—	(3.2)	(80.4)
Comprehensive income (loss)								(79.4)
Repurchase of shares	—	—	—	—	—	(1,390.5)	—	(1,390.5)
Dividends declared	—	—	—	(572.0)	—	—	—	(572.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(52.5)	(52.5)
Shares issued under equity compensation plans	—	—	159.9	—	—	8.4	—	168.3
Stock-based compensation	—	—	44.8	—	—	—	—	44.8
Balance at February 28, 2022	1.9	0.3	1,808.9	14,505.4	(412.7)	(4,171.9)	315.9	12,047.8
Comprehensive income (loss):
Net income (loss)	—	—	—	(71.0)	—	—	32.5	(38.5)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	441.2	—	27.2	468.4
Comprehensive income (loss)								429.9
Reclassification payment	—	—	—	(1,500.0)	—	—	—	(1,500.0)
Retirement of treasury shares	—	(0.1)	—	(2.2)	—	2.3	—	—
Conversion of common shares	0.2	(0.2)	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	(1,700.2)	—	(1,700.2)
Dividends declared	—	—	—	(588.3)	—	—	—	(588.3)
Noncontrolling interest distributions	—	—	—	—	—	—	(55.3)	(55.3)
Shares issued under equity compensation plans	—	—	25.7	—	—	5.9	—	31.6
Stock-based compensation	—	—	68.4	—	—	—	—	68.4
Balance at February 28, 2023	$2.1	$—	$1,903.0	$12,343.9	$28.5	$(5,863.9)	$320.3	$8,733.9
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 67

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(38.5)	$1.0	$2,031.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	45.9	1,644.7	(802.0)
Deferred tax provision (benefit)	207.8	84.8	336.4
Depreciation	383.8	337.3	293.8
Stock-based compensation	68.5	44.9	63.0
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	971.8	61.6	673.4
Noncash lease expense	89.3	81.9	83.3
Impairment and amortization of intangible assets	16.2	5.1	11.3
Amortization of debt issuance costs and loss on extinguishment of debt	34.0	39.9	24.3
Net (gain) loss on sale of unconsolidated investment	—	(51.0)	—
Impairment of Canopy Equity Method Investment	1,060.3	—	—
Impairment of long-lived assets	53.5	665.9	—
Loss on inventory and related contracts associated with business optimization	—	—	25.8
Gain (loss) on settlement of Pre-issuance hedge contracts	20.7	—	(29.3)
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(3.9)	(114.0)	59.6
Inventories	(356.4)	(261.3)	193.7
Prepaid expenses and other current assets	197.9	(113.2)	65.7
Accounts payable	114.9	213.7	(95.7)
Deferred revenue	12.8	118.0	—
Other accrued expenses and liabilities	(239.8)	(28.8)	(75.0)
Other	118.1	(25.1)	(53.6)
Total adjustments	2,795.4	2,704.4	774.7
Net cash provided by (used in) operating activities	2,756.9	2,705.4	2,806.5

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,035.4)	(1,026.8)	(864.6)
Purchase of business, net of cash acquired	(37.1)	(53.5)	(19.9)
Investments in equity method investees and securities	(30.8)	(36.6)	(222.4)
Proceeds from sale of assets	6.7	4.1	18.9
Proceeds from sale of unconsolidated investment	—	74.4	—
Proceeds from sale of business	96.7	4.6	999.5
Other investing activities	0.5	(2.0)	0.6
Net cash provided by (used in) investing activities	(999.4)	(1,035.8)	(87.9)

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 68

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3,344.9	995.6	1,194.7
Principal payments of long-term debt	(2,159.7)	(1,365.3)	(2,721.3)
Net proceeds from (repayments of) short-term borrowings	842.3	323.0	(238.9)
Dividends paid	(587.7)	(573.0)	(575.0)
Purchases of treasury stock	(1,700.2)	(1,390.5)	—
Proceeds from shares issued under equity compensation plans	42.4	177.6	58.9
Payments of minimum tax withholdings on stock-based payment awards	(10.4)	(9.8)	(7.7)
Payments of debt issuance, debt extinguishment, and other financing costs	(36.2)	(34.6)	(22.3)
Distributions to noncontrolling interests	(55.3)	(52.5)	(35.0)
Payment to holders of Class B Stock in connection with the Reclassification	(1,500.0)	—	—
Net cash provided by (used in) financing activities	(1,819.9)	(1,929.5)	(2,346.6)

Effect of exchange rate changes on cash and cash equivalents	(3.5)	(1.3)	7.2

Net increase (decrease) in cash and cash equivalents	(65.9)	(261.2)	379.2
Cash and cash equivalents, beginning of year	199.4	460.6	81.4
Cash and cash equivalents, end of year	$133.5	$199.4	$460.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year
Interest, net of interest capitalized	$386.3	$368.5	$418.5
Income taxes, net of refunds received	$129.7	$324.7	$189.7

Noncash investing and financing activities
Additions to property, plant, and equipment	$183.3	$304.0	$101.1
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 69

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2023

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

As noted, the majority of our revenues are generated from the domestic sale of beer, wine, and spirits to wholesale distributors in the U.S. Our other revenue generating activities include the export of certain of our products to select international markets, as well as the sale of our products through state alcohol beverage control agencies, on-premise, retail locations in certain markets, and 3-tier eCommerce and DTC channels. We have evaluated these other revenue generating activities under the disaggregation disclosure criteria and concluded that they are immaterial for separate disclosure. See Note 22 for disclosure of net sales by product type.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 70

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

Excise taxes remitted to tax authorities are government-imposed excise taxes primarily on our beverage alcohol products. Excise taxes are shown on a separate line item as a reduction of sales and are recognized in our results of operations when the related product sale is recognized. Excise taxes are recognized as a current liability in other accrued expenses and liabilities, with the liability subsequently reduced when the taxes are remitted to the tax authority.

Cost of product sold
The types of costs included in cost of product sold are raw materials, packaging materials, manufacturing costs, plant administrative support and overheads, and freight and warehouse costs (including distribution network costs). Distribution network costs include inbound freight charges and outbound shipping and handling costs, purchasing and receiving costs, inspection costs, and warehousing and internal transfer costs.

Selling, general, and administrative expenses
The types of costs included in selling, general, and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are included in cost of product sold. We expense advertising costs as incurred, shown, or distributed. Advertising expense for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, was $860.8 million, $826.4 million, and $805.0 million, respectively.

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

Bulk wine inventories are included as in-process inventories within current assets, in accordance with the general practices of the wine industry, although a portion of such inventories may be aged for periods greater than one year. A substantial portion of barreled whiskey and brandy will not be sold within one year because of the duration of the aging process. All barreled spirits are classified as in-process inventories and are included in

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 71

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
current assets, in accordance with industry practice. Warehousing, insurance, value added taxes, and other carrying charges applicable to barreled spirits held for aging are included in inventory costs.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 72

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Income taxes
We use the asset and liability method of accounting for income taxes. This method accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the difference between the financial reporting and tax bases of assets and liabilities. Certain income earned by foreign subsidiaries is subject to GILTI, a U.S. tax on foreign earnings. We treat the tax effect of GILTI as a current period tax expense when incurred. We provide deferred income taxes, consisting primarily of foreign withholding and state taxes, on all applicable unremitted earnings of our foreign subsidiaries. Interest and penalties are recognized as a component of (provision for) benefit from income taxes.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 73

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Net income (loss) per common share attributable to CBI
Effective November 10, 2022, we have one class of common stock with a material number of shares outstanding: Class A Stock. In addition, we have another class of common stock with an immaterial number of shares outstanding: Class 1 Stock. Prior to November 10, 2022, we had an additional class of common stock with a material number of shares outstanding: Class B Stock. For additional information on the classes of common stock and the Reclassification, see Note 17.

For the years ended February 28, 2023, February 28, 2022, and February 28, 2021, we used the two-class method for the computation and presentation of net income (loss) per common share attributable to CBI (hereafter referred to as “net income (loss) per common share”) (see Note 19). The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, Class A Stock was assumed to receive a 10% greater participation in undistributed earnings (losses) than Class B Stock, in accordance with the respective minimum dividend rights of each class of stock.

Net income (loss) per common share – basic excluded the effect of common stock equivalents and was computed using the two-class method. Net income (loss) per common share – diluted for Class A Stock reflected the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Net income (loss) per common share – diluted for Class A Stock was computed using the more dilutive of the if-converted or two-class method. For the years ended February 28, 2023, and February 28, 2022, net income (loss) per common share – diluted for Class A Stock was computed using the two-class method, until such conversion took place pursuant to the Reclassification. Net income (loss) per common

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 74

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
share – diluted for Class B Stock was computed using the two-class method and did not assume conversion of Class B Stock into shares of Class A Stock. Net income (loss) per common share – diluted for Class A Stock was computed using the if-converted method for the year ended February 28, 2021, and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Stock as this method was more dilutive than the two-class method.

2.    ACQUISITIONS AND DIVESTITURES

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

Lingua Franca
In March 2022, we acquired the Lingua Franca business, including a collection of Oregon-based luxury wines, a vineyard, and a production facility. This transaction also included the acquisition of a trademark and inventory. In addition, the purchase price for Lingua Franca includes an earn-out over seven years based on performance. The results of operations of Lingua Franca are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 75

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Divestitures
2022 Wine Divestiture
On October 6, 2022, we sold certain of our mainstream and premium wine brands and related inventory. The net cash proceeds from the 2022 Wine Divestiture were utilized primarily to reduce outstanding borrowings. Prior to the 2022 Wine Divestiture, we recorded the results of operations of these brands in the Wine and Spirits segment. The following table summarizes the net gain recognized in connection with this divestiture, for the year ended February 28, 2023:

(in millions)
Cash received from buyer	$96.7
Net assets sold	(66.9)
Direct costs to sell (1)	(14.8)
Gain on sale of business (2)	$15.0
(1)Includes certain contract termination costs.
(2)Included in selling, general, and administrative expenses within our consolidated results of operations.

Paul Masson Divestiture
On January 12, 2021, we sold the Paul Masson Grande Amber Brandy brand, related inventory, and interests in certain contracts. We received cash proceeds of $267.4 million, net of post-closing adjustments, which were used for general corporate purposes. Prior to the Paul Masson Divestiture, we recorded the results of operations of our Paul Masson Grande Amber Brandy business in the Wine and Spirits segment. In connection with the Paul Masson Divestiture, we entered into a transition services agreement with Sazerac Company whereby our retained Mission Bell facility will provide certain bulk wine processing services at market rates for a period of up to three years. The following table summarizes the net gain recognized, primarily for the year ended February 28, 2021, in connection with this divestiture:

(in millions)
Cash received from buyer	$272.0
Net assets sold	(206.4)
Contract termination	(4.0)
Direct costs to sell	(3.2)
Gain on sale of business (1)	$58.4
(1)Included in selling, general, and administrative expenses within our consolidated results of operations.

Wine and Spirits Divestitures
On January 5, 2021, we sold a portion of our wine and spirits business, including lower-margin, lower growth wine and spirits brands, related inventory, interests in certain contracts, wineries, vineyards, offices, and facilities. We received net cash proceeds of $538.4 million, from the Wine and Spirits Divestiture, net of post-closing adjustments. In addition, we had the potential to earn an incremental $250 million of contingent consideration if certain brand performance targets were met over a two-year period after closing. As of January 5, 2023, the threshold brand performance targets were not met, accordingly no incremental proceeds in the form of contingent consideration were received.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 76

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

(in millions)
Cash received from buyer	$667.4
Net assets sold	(669.2)
Transition services agreements	(13.0)
Direct costs to sell	(8.5)
AOCI reclassification adjustments, primarily foreign currency translation	(5.1)
Other	(5.2)
Loss on sale of business (1)	$(33.6)
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

3.    INVENTORIES

The components of inventories are as follows:

	February 28, 2023	February 28, 2022
(in millions)
Raw materials and supplies	$245.5	$185.3
In-process inventories	967.8	804.8
Finished case goods	685.4	583.1
	$1,898.7	$1,573.2

We evaluated the carrying value of certain inventories and recognized the following in cost of product sold within our consolidated results of operations:

	For the Years Ended
	February 28, 2023	February 28, 2022 (1)	February 28, 2021 (2)
(in millions)
Loss on inventory write-down	$23.1	$87.7	$100.7

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 77

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
(1)We recognized a loss predominantly from excess inventory of hard seltzers, within the Beer segment, largely resulting from a slowdown in the overall category which occurred in early Fiscal 2022.
(2)We recognized a loss primarily in connection with the write-down of certain grapes, within the Wine and Spirits segment, as a result of smoke damage sustained during the 2020 U.S. wildfires.

4.    PREPAID EXPENSES AND OTHER

The major components of prepaid expenses and other are as follows:

	February 28, 2023	February 28, 2022
(in millions)
Derivative assets	$136.2	$92.6
Prepaid taxes	129.5	254.1
Value added taxes receivable	100.5	193.0
Income taxes receivable	73.7	27.2
Assets held for sale (1)	7.7	—
Other	114.7	91.2
	$562.3	$658.1
(1)Assets held for sale balance at February 28, 2023, includes current assets related to the Mexicali Brewery. See “Mexicali Brewery” within Note 5 for further discussion.

5.    PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

	February 28, 2023 (1) (2)	February 28, 2022 (3)
(in millions)
Land and land improvements	$477.2	$456.2
Vineyards	243.5	255.3
Buildings and improvements	1,800.4	1,109.4
Machinery and equipment	5,277.9	4,827.8
Motor vehicles	186.1	140.0
Construction in progress (4)	1,272.0	1,223.2
	9,257.1	8,011.9
Less – Accumulated depreciation	(2,391.9)	(1,952.3)
	$6,865.2	$6,059.6
(1)The property, plant, and equipment balance excludes Mexicali Brewery amounts reclassified to assets held for sale. See “Mexicali Brewery” below for further discussion.
(2)The property, plant, and equipment balance is net of an impairment of long-lived assets, including the Daleville Facility, of $51.6 million. See “Daleville Facility” below and Note 7 for further discussion.
(3)The property, plant, and equipment balance is net of an impairment of brewery construction in progress of $665.9 million. See Note 7 for further discussion.
(4)Interest costs incurred during the expansion, optimization, and construction of facilities are capitalized to construction in progress. We capitalized interest costs of $36.5 million, $25.3 million, and $31.5 million for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively, primarily due to the Mexico Beer Projects.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 78

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Mexicali Brewery
As of February 28, 2023, we determined the remaining Mexicali Brewery net assets have met held for sale criteria. The carrying value of assets held for sale are included in prepaid expenses and other and other assets within our consolidated balance sheet and we have concluded that no additional impairment existed. We are pursuing the sale of the remaining net assets at the Mexicali Brewery after exploring various options; however, we may not be successful in completing any such sale or obtaining other forms of recovery.

Lodi Distribution Center
In December 2021, we purchased a previously leased wine and spirits distribution facility located in Lodi, California.

Subsequent event
Daleville Facility
In March 2023, we entered into a definitive agreement to sell the Daleville Facility. We expect the transaction to close during the three months ending May 31, 2023, subject to required regulatory approvals and customary closing conditions. The net cash proceeds from the transaction are expected to be used primarily for general corporate purposes, including retirement of debt.

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

We have an investment in certain equity securities and other rights which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 10). This investment is included in securities measured at fair value and is accounted for at fair value, with the net gain (loss) from the changes in fair value of this investment recognized in income (loss) from unconsolidated investments (see Note 7). We expect to no longer have this investment if the Canopy Transaction is completed.

The aggregate notional value of outstanding derivative instruments is as follows:

	February 28, 2023	February 28, 2022
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,969.5	$1,863.2
Pre-issuance hedge contracts	$—	$100.0

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$831.7	$497.6
Commodity derivative contracts	$416.5	$291.1

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 79

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

We expect $87.2 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 80

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2023, the estimated fair value of derivative instruments in a net liability position due to counterparties was $2.0 million. If we were required to settle the net liability position under these derivative instruments on February 28, 2023, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 28, 2023	February 28, 2022		February 28, 2023	February 28, 2022
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$109.1	$28.6	Other accrued expenses and liabilities	$9.8	$5.9
Other assets	$134.5	$25.1	Deferred income taxes and other liabilities	$3.5	$8.6
Pre-issuance hedge contracts:
Other assets	$—	$—	Deferred income taxes and other liabilities	$—	$0.4

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.9	$2.7	Other accrued expenses and liabilities	$3.9	$3.3
Commodity derivative contracts:
Prepaid expenses and other	$21.2	$61.3	Other accrued expenses and liabilities	$19.5	$0.7
Other assets	$4.6	$29.7	Deferred income taxes and other liabilities	$8.3	$0.2

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 28, 2023
Foreign currency contracts	$221.5	Sales	$(1.3)
		Cost of product sold	50.8
Pre-issuance hedge contracts	15.7	Interest expense	(0.9)
	$237.2		$48.6

For the Year Ended February 28, 2022
Foreign currency contracts	$6.4	Sales	$(1.1)
		Cost of product sold	37.3
Pre-issuance hedge contracts	(0.3)	Interest expense	(2.3)
	$6.1		$33.9

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 81

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 28, 2021
Foreign currency contracts	$(31.1)	Sales	$1.4
		Cost of product sold	(25.4)
Interest rate swap contracts	(0.6)	Interest expense	(1.1)
Pre-issuance hedge contracts	(16.1)	Interest expense	(1.8)
	$(47.8)		$(26.9)

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Year Ended February 28, 2023
Commodity derivative contracts	Cost of product sold	$(15.0)
Foreign currency contracts	Selling, general, and administrative expenses	(19.8)
		$(34.8)

For the Year Ended February 28, 2022
Commodity derivative contracts	Cost of product sold	$109.9
Foreign currency contracts	Selling, general, and administrative expenses	(16.7)
		$93.2

For the Year Ended February 28, 2021
Commodity derivative contracts	Cost of product sold	$25.1
Foreign currency contracts	Selling, general, and administrative expenses	(17.4)
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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 82

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Canopy investment
Equity securities, Warrants – The November 2018 Canopy Warrants consist of three tranches of warrants, including 88.5 million Tranche A Warrants expiring November 1, 2023, which are currently exercisable, 38.4 million Tranche B Warrants expiring November 1, 2026, and 12.8 million Tranche C Warrants expiring November 1, 2026. If the Canopy Transaction is completed we intend to surrender the November 2018 Canopy Warrants for cancellation. The inputs used to estimate the fair value of the November 2018 Canopy Warrants are as follows(1)(2):

	February 28, 2023				February 28, 2022
	Tranche A Warrants (3)		Tranche B Warrants (4)		Tranche A Warrants (3)		Tranche B Warrants (4)
Exercise price (5)	C$	50.40	C$	76.68	C$	50.40	C$	76.68
Valuation date stock price (6)	C$	3.17	C$	3.17	C$	9.04	C$	9.04
Remaining contractual term (7)	0.7 years		3.7 years		1.7 years		4.7 years
Expected volatility (8)	100.0%		100.0%		75.0%		75.0%
Risk-free interest rate (9)	4.6%		3.7%		1.4%		1.7%
Expected dividend yield (10)	0.0%		0.0%		0.0%		0.0%
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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 83

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
(9)Based on the implied yield currently available on Canadian Treasury zero coupon issues with a remaining term equal to the expiration date of the applicable warrants.
(10)Based on historical dividend levels.

Debt securities – We have elected the fair value option to account for the Canopy Debt Securities. Interest income on the Canopy Debt Securities is calculated using the effective interest method and is recognized separately from the changes in fair value in interest expense. The Canopy Debt Securities have a contractual maturity of five years from the date of issuance but may be settled prior to maturity by either party upon the occurrence of certain events. The fair value is estimated using a binomial lattice option-pricing model (Level 2 fair value measurement), which includes an estimate of the credit spread based on market spreads using bond data as of the valuation date. In April 2023, we extended the maturity of the remaining Canopy Debt Securities by exchanging them for the 2023 Canopy Promissory Note. If the Canopy Amendment is authorized by Canopy’s shareholders, we maintain our intention to negotiate an exchange of the principal amount of the 2023 Canopy Promissory Note for Exchangeable Shares, although neither we nor Canopy has any binding obligation to do so. For additional information, refer to Note 10.

The inputs used to estimate the fair value of the Canopy Debt Securities are as follows:

	February 28, 2023		February 28, 2022
Conversion price (1)	C$	48.17	C$	48.17
Valuation date stock price (2)	C$	3.17	C$	9.04
Remaining term (3)	0.4 years		1.4 years
Expected volatility (4)	100.0%		75.0%
Risk-free interest rate (5)	4.6%		1.4%
Expected dividend yield (6)	0.0%		0.0%
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

Long-term debt
The term loans under our term credit agreements are variable interest rate bearing notes with a fixed margin, adjustable based upon our debt rating. The carrying values approximate the fair value of the term loans. The fair value of the remaining fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 84

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of February 28, 2023, and February 28, 2022, due to the relatively short maturity of these instruments. As of February 28, 2023, the carrying amount of long-term debt, including the current portion, was $11,296.0 million, compared with an estimated fair value of $10,236.0 million. As of February 28, 2022, the carrying amount of long-term debt, including the current portion, was $10,093.5 million, compared with an estimated fair value of $10,345.3 million.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2023
Assets:
Foreign currency contracts	$—	$249.5	$—	$249.5
Commodity derivative contracts	$—	$25.8	$—	$25.8
November 2018 Canopy Warrants (1)	$—	$0.2	$—	$0.2
Canopy Debt Securities (1)	$—	$69.6	$—	$69.6
Liabilities:
Foreign currency contracts	$—	$17.2	$—	$17.2
Commodity derivative contracts	$—	$27.8	$—	$27.8

February 28, 2022
Assets:
Foreign currency contracts	$—	$56.4	$—	$56.4
Commodity derivative contracts	$—	$91.0	$—	$91.0
November 2018 Canopy Warrants (1)	$—	$36.3	$—	$36.3
Canopy Debt Securities (1)	$—	$146.6	$—	$146.6
Liabilities:
Foreign currency contracts	$—	$17.8	$—	$17.8
Commodity derivative contracts	$—	$0.9	$—	$0.9
Pre-issuance hedge contracts	$—	$0.4	$—	$0.4

(1)	Unrealized net gain (loss) from the changes in fair value of our securities measured at fair value recognized in income (loss) from unconsolidated investments, are as follows:
		February 28, 2023	February 28, 2022
	(in millions)
	November 2018 Canopy Warrants	$(36.1)	$(1,603.4)
	Canopy Debt Securities (i)	(9.8)	(41.3)
		$(45.9)	$(1,644.7)

	(i)
In July 2022, we received 29.2 million common shares of Canopy through the exchange of C$100.0 million principal amount of our Canopy Debt Securities. We continued to hold Canopy Debt Securities of C$100.0 million principal amount as of February 28, 2023. For additional information, refer to Note 10.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 85

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2023
Equity method investments	$398.4	$—	$—	$1,060.3
Long-lived assets	—	—	6.3	53.5
Trademarks	—	—	—	13.0
	$398.4	$—	$6.3	$1,126.8

For the Year Ended February 28, 2022
Long-lived assets	$—	$—	$20.0	$665.9

For the Year Ended February 28, 2021
Long-lived assets held for sale	$—	$—	$—	$24.0
Trademarks	—	—	4.0	6.0
	$—	$—	$4.0	$30.0

Equity method investments
As of August 31, 2022, we evaluated the Canopy Equity Method Investment and determined there was an other-than-temporary impairment based on several contributing factors, including: (i) the period of time for which the fair value had been less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recording a significant impairment of goodwill related to its cannabis operations during its three months ended June 30, 2022, and (iii) the uncertainty of U.S. federal cannabis permissibility. As a result, the Canopy Equity Method Investment with a carrying value of $1,695.1 million was written down to its estimated fair value of $634.8 million, resulting in an impairment of $1,060.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the year ended February 28, 2023. The estimated fair value was determined based on the closing price of the underlying equity security as of August 31, 2022. As of February 28, 2023, the estimated fair value was $398.4 million, as such, we evaluated the Canopy Equity Method Investment for an additional other-than-temporary impairment. If Canopy’s stock price does not recover above our carrying value in the near-term there may be a future impairment of the Canopy Equity Method Investment. For additional information, refer to Note 10.

Long-lived assets
For the year ended February 28, 2023, in connection with certain continued negative trends within our Beer segment’s craft beer business, management updated its long-term financial forecasts for this business and determined it was no longer part of the beer asset group. This change in financial forecasts indicated it was more likely than not the fair value of our long-lived assets associated with the craft beer business might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result, certain long-lived assets with a carrying value of $59.8 million were written down to their estimated fair value of $6.3 million, resulting in a total loss of $53.5 million. This loss was included in selling, general, and administrative expenses within our consolidated results of operations for the year ended February 28, 2023. These assets consisted primarily of property, plant, and equipment, including the Daleville Facility. Our estimated fair value was primarily based on the cash flows expected to be generated by the assets.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 86

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
In April 2021, our Board of Directors authorized management to sell or abandon the Mexicali Brewery. Subsequently, management determined that we will be unable to use or repurpose certain assets at the Mexicali Brewery. Accordingly, for the first quarter of Fiscal 2022, long-lived assets with a carrying value of $685.9 million were written down to their estimated fair value of $20.0 million, resulting in an impairment of $665.9 million. This impairment was included in impairment of brewery construction in progress within our consolidated results of operations for the year ended February 28, 2022. Our estimate of fair value was determined based on the expected salvage value of the assets. The Mexicali Brewery is a component of the Beer segment. In April 2022, we announced that, with the assistance of the Mexican government and state and local officials in Mexico, we acquired land in Veracruz for the construction of the Veracruz Brewery where there is ample water and we will have a skilled workforce to meet our long-term needs. The design and construction process for the Veracruz Brewery is underway. In the medium-term, under normal operating conditions, we have ample capacity at our current Mexican breweries to meet consumer needs based on current growth forecasts and current and planned production capabilities. Expansion, optimization, and/or construction activities continue at our breweries in Mexico to align with our anticipated future growth expectations.

Long-lived assets held for sale
For the year ended February 28, 2021, primarily in connection with the Wine and Spirits Divestitures and the Concentrate Business Divestiture, long-lived assets held for sale with a carrying value of $736.4 million were written down to their estimated fair value of $712.4 million, less costs to sell, resulting in a total loss of $24.0 million. This loss was included in selling, general, and administrative expenses within our consolidated results of operations. These assets consisted primarily of goodwill, intangible assets, and certain winery and vineyard assets which had satisfied the conditions necessary to be classified as held for sale. Our estimated fair value was determined as of November 30, 2020, primarily based on the expected proceeds from the Wine and Spirits Divestitures and the Concentrate Business Divestiture, excluding the then-potential contingent consideration.

Trademarks
For the year ended February 28, 2023, in connection with certain continued negative trends within our Beer segment’s Funky Buddha and Four Corners craft beer portfolios, management updated its long-term financial forecasts for these portfolios. As a result, the Funky Buddha and Four Corners craft beer trademark assets with a net carrying value of $13.0 million were written-off, resulting in an impairment of $13.0 million. This impairment was included in selling, general, and administrative expenses within our consolidated results of operations for the year ended February 28, 2023.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 87

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
8.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2021	$5,125.6	$2,667.9	$7,793.5
Purchase accounting allocations (1)	—	79.6	79.6
Foreign currency translation adjustments	(4.9)	(5.8)	(10.7)
Balance, February 28, 2022	5,120.7	2,741.7	7,862.4
Purchase accounting allocations (2)	—	26.3	26.3
2022 Wine Divestiture	—	(24.5)	(24.5)
Foreign currency translation adjustments	68.2	(7.0)	61.2
Balance, February 28, 2023	$5,188.9	$2,736.5	$7,925.4
(1)Preliminary purchase accounting allocations associated with the acquisition of My Favorite Neighbor and purchase accounting allocations associated with the acquisition of Empathy Wines.
(2)Purchase accounting allocations associated with the acquisitions of Austin Cocktails, Lingua Franca, and My Favorite Neighbor.

9.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	February 28, 2023		February 28, 2022
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.7	$17.7	$87.1	$21.7
Other	20.8	—	20.9	—
Total	$106.5	17.7	$108.0	21.7

Nonamortizable intangible assets
Trademarks		2,710.4		2,733.5
Total intangible assets		$2,728.1		$2,755.2

We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 28, 2023, February 28, 2022, and February 28, 2021. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $3.2 million, $5.1 million, and $5.3 million for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal 2024	$1.4
Fiscal 2025	$1.3
Fiscal 2026	$1.3
Fiscal 2027	$1.3
Fiscal 2028	$1.3
Thereafter	$11.1

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 88

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

10.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	February 28, 2023		February 28, 2022
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1) (2)	$485.8	34.7%	$2,503.5	36.1%
Other equity method investments	177.5	20%-50%	185.2	20%-50%
	$663.3		$2,688.7
(1)The fair value based on the closing price of the underlying equity security as of February 28, 2023, and February 28, 2022, was $398.4 million and $1,014.8 million, respectively. The balance at February 28, 2023, is net of a $1,060.3 million impairment of our Canopy Equity Method Investment (see “Canopy Equity Method Investment” below).
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

Canopy Equity Method Investment
We complement our beverage alcohol strategy with our investment in Canopy, a leading provider of medicinal and adult-use cannabis products. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities is determined by recording the effect of basis differences. Amounts included in our consolidated results of operations for each period are as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Equity in earnings (losses) from Canopy and related activities (1)	$(949.3)	$(73.6)	$(679.0)
(1)Includes a $461.4 million goodwill impairment related to Canopy’s cannabis operations and $359.6 million of costs designed to improve Canopy’s organizational focus, streamline operations, and align production capability with projected demand for the years ended February 28, 2023, and February 28, 2021, respectively.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 89

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

We have evaluated the Canopy Equity Method Investment as of February 28, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based primarily on the period of time for which the fair value has been less than the carrying value. We will continue to review the Canopy Equity Method Investment for an other-than-temporary impairment. If Canopy’s stock price does not recover above our carrying value in the near-term, it may result in an additional impairment of our Canopy Equity Method Investment.

Canopy has various equity and convertible debt securities outstanding, including primarily equity awards granted to its employees, and options and warrants issued to various third parties, including our November 2018 Canopy Warrants and the Acreage Financial Instrument (a call option for Canopy to acquire up to 100% of the shares of Acreage). As of February 28, 2023, the exercise and/or conversion of certain of these outstanding securities could have a significant effect on our share of Canopy’s reported earnings or losses and our ownership interest in Canopy.

The following tables present summarized financial information for Canopy prepared in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods (i) January through December 2022 in our year ended February 28, 2023 results, (ii) January through December 2021 in our year ended February 28, 2022 results, and (iii) January through December 2020 in our year ended February 28, 2021 results. The year ended February 28, 2023, includes (i) a goodwill impairment related to Canopy’s cannabis operations and (ii) substantial costs designed to drive efficiency and accelerate Canopy’s path to profitability. The year ended February 28, 2021, includes substantial costs designed to improve Canopy’s organizational focus, streamline operations, and align production capability with projected demand. The amounts shown represent 100% of Canopy’s financial position and results of operations for the respective periods.

	February 28, 2023	February 28, 2022
(in millions)
Current assets	$865.4	$1,573.3
Noncurrent assets	$1,362.9	$3,419.2
Current liabilities	$500.8	$189.3
Noncurrent liabilities	$665.2	$1,470.4
Noncontrolling interests	$2.1	$3.3

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Net sales	$339.3	$444.3	$378.6
Gross profit (loss)	$(125.7)	$(18.6)	$(14.1)
Net income (loss)	$(2,466.0)	$(274.3)	$(1,775.3)
Net income (loss) attributable to Canopy	$(2,447.9)	$328.7	$(1,750.0)

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 90

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
In February 2023, Canopy announced the next series of comprehensive steps to align its Canadian cannabis operations and resources in response to continued unfavorable market trends. In connection with these next steps, Canopy disclosed that it expects to record an estimated pre-tax loss of approximately C$425 million to C$525 million in its fourth quarter of fiscal 2023 and in its first half of fiscal 2024 results. We will record our proportional share of Canopy’s estimated pre-tax loss of approximately C$145 million to C$180 million, in our applicable Fiscal 2024 results.

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

If the Canopy Transaction is completed and the Canopy Amendment is authorized by Canopy’s shareholders and adopted by Canopy, we intend, subject to a final decision in our sole discretion, to exercise our right to convert our Canopy common shares into Exchangeable Shares. In April 2023, we extended the maturity of the remaining C$100.0 million principal amount of our Canopy Debt Securities by exchanging them for the 2023 Canopy Promissory Note. See “2023 Canopy Promissory Note” below for further discussion.

Assuming the completion of the Canopy Transaction and the transactions contemplated by the Consent Agreement and that we elect to convert our Canopy common shares into Exchangeable Shares:

•we intend to surrender our November 2018 Canopy Warrants to Canopy for cancellation;
•we will only have an interest in Exchangeable Shares, which are non-voting and non-participating securities, and our 2023 Canopy Promissory Note;
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
◦apply the equity method to our investment in Canopy, which we expect will instead be accounted for at fair value with changes reported in income (loss) from unconsolidated investments within our consolidated results; and
◦have a stand-alone Canopy operating segment as Canopy’s financial results are not expected to be provided to, or reviewed by, our CODM and will not be used to make strategic decisions, allocate resources, or assess performance.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 91

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

Subsequent event
2023 Canopy Promissory Note
In April 2023, we extended the maturity of the remaining C$100.0 million principal amount of our Canopy Debt Securities by exchanging them for the 2023 Canopy Promissory Note. The 2023 Canopy Promissory Note bears interest at an annual rate of 4.25% and matures on December 31, 2024. Canopy may prepay the 2023 Canopy Promissory Note in whole or in part at any time prior to the maturity date. If the Canopy Amendment is authorized by Canopy’s shareholders, we maintain our intention to negotiate an exchange of the C$100.0 million principal amount of the 2023 Canopy Promissory Note for Exchangeable Shares, although neither we nor Canopy has any binding obligation to do so.

11.    OTHER ACCRUED EXPENSES AND LIABILITIES

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2023	February 28, 2022
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$231.8	$256.3
Promotions and advertising	162.6	172.3
Accrued interest	99.3	85.1
Operating lease liability	81.4	80.4
Accrued excise taxes	46.8	44.6
Deferred revenue	34.0	32.0
Derivative liabilities	33.2	9.9
Accrued insurance, property, and other taxes	31.6	26.3
Other	131.3	164.4
	$852.0	$871.3

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 92

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
12.    BORROWINGS

Borrowings consist of the following:

	February 28, 2023			February 28, 2022
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$1,165.3			$323.0
	$1,165.3			$323.0

Long-term debt
Term loan credit facilities	$—	$799.2	$799.2	$300.0
Senior notes	—	10,470.6	10,470.6	9,773.6
Other	9.5	16.7	26.2	19.9
	$9.5	$11,286.5	$11,296.0	$10,093.5

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
•The refinement of certain negative covenants; and
•The replacement of LIBOR rates with rates based on term SOFR.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 93

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

April 2022 Term Credit Agreement
In March 2020, the Company, certain of the Company’s subsidiaries as guarantors, and the Lender entered into the 2020 Term Loan Restatement Agreement that amended and restated our then-existing term credit agreement (as amended and restated by the 2020 Term Loan Restatement Agreement, the March 2020 Term Credit Agreement). The principal changes effected by the 2020 Term Loan Restatement Agreement were:

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

August 2022 Term Credit Agreement
In August 2022, the Company, the Administrative Agent, and certain other lenders entered into the August 2022 Term Credit Agreement. The August 2022 Term Credit Agreement provides for a $1.0 billion three-year term loan facility and is not subject to amortization payments, with the balance due and payable three years after the November 10, 2022, funding date. We have the right to prepay the borrowing in whole or in part, without premium or penalty, ahead of its three-year maturity date (as defined in the August 2022 Term Credit Agreement). The proceeds from the August 2022 Term Credit Agreement were used to partially fund the aggregate cash payment to holders of Class B Stock in connection with the Reclassification and to pay related fees as well as fees related to closing the August 2022 Term Credit Agreement. In February 2023, we repaid a portion of our indebtedness under the August 2022 Term Credit Agreement with proceeds from the February 2023 Senior Notes.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 94

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
As of February 28, 2023, aggregate credit facilities under the 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement consist of the following:

	Initial borrowing capacity	Maturity
(in millions)
2022 Credit Agreement
Revolving credit facility (1) (2)	$2,250.0	Apr 14, 2027

April 2022 Term Credit Agreement
Five-Year Term Facility (1) (3)	$491.3	Jun 28, 2024

August 2022 Term Credit Agreement
Three-year term facility (1) (3)	$1,000.0	Nov 10, 2025
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

As of February 28, 2023, information with respect to borrowings under the 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
2022 Credit Agreement
Revolving credit facility	$—	—%	—%	$12.0	$1,068.5

April 2022 Term Credit Agreement
Five-Year Term Facility (2)	$300.0	5.5%	0.88%

August 2022 Term Credit Agreement
Three-year term facility (3)	$500.0	5.8%	1.13%
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $1,169.5 million (excluding unamortized discount) (see “Commercial paper program” below).
(2)Outstanding term loan facility borrowings reflect a partial repayment of $142.1 million made in June 2021.
(3)Outstanding term loan facility borrowings are net of unamortized debt issuance costs and unamortized discount and reflect a partial repayment of $500.0 million made in February 2023.

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 95

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
the amount available under our revolving credit facility. Information with respect to our outstanding commercial paper borrowings is as follows:

	February 28, 2023	February 28, 2022
(in millions)
Outstanding borrowings (1)	$1,165.3	$323.0
Weighted average annual interest rate	5.3%	0.5%
Weighted average remaining term	25 days	4 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Pre-issuance hedge contracts
In February 2022, we entered into a Pre-issuance hedge contract, which was designated as a cash flow hedge. As of February 28, 2022, we had hedged the treasury rate volatility on $100.0 million of future debt issuances. In April and May 2022, we entered into additional cash flow designated Pre-issuance hedge contracts. As a result of these agreements, we hedged the treasury rate volatility on an additional $200.0 million of future debt issuances. In May 2022, we terminated and settled all outstanding Pre-issuance hedge contracts, and recognized an unrealized gain, net of income tax effect, of $15.3 million in AOCI within our consolidated balance sheets. The gain on Pre-issuance hedge contracts is being amortized over 10 years, the life of the 4.75% Senior Notes issued in May 2022, to interest expense within our consolidated results of operations.

Senior notes
Our outstanding senior notes are as follows:

		Date of			Outstanding Balance (1)
	Principal	Issuance	Maturity	Interest Payments	February 28, 2023	February 28, 2022
(in millions)
4.25% Senior Notes (2) (3) (4)	$1,050.0	May 2013	May 2023	May/Nov	—	1,048.6
4.75% Senior Notes (2) (3)	$400.0	Nov 2014	Nov 2024	May/Nov	398.9	398.2
4.75% Senior Notes (2) (3)	$400.0	Dec 2015	Dec 2025	Jun/Dec	398.2	397.5
3.70% Senior Notes (2) (5)	$600.0	Dec 2016	Dec 2026	Jun/Dec	597.7	597.1
3.50% Senior Notes (2) (5)	$500.0	May 2017	May 2027	May/Nov	497.7	497.2
4.50% Senior Notes (2) (5)	$500.0	May 2017	May 2047	May/Nov	493.6	493.4
3.20% Senior Notes (2) (5) (6)	$600.0	Feb 2018	Feb 2023	Feb/Aug	—	599.0
3.60% Senior Notes (2) (5)	$700.0	Feb 2018	Feb 2028	Feb/Aug	696.4	695.7
4.10% Senior Notes (2) (5)	$600.0	Feb 2018	Feb 2048	Feb/Aug	592.9	592.6
4.40% Senior Notes (2) (5)	$500.0	Oct 2018	Nov 2025	May/Nov	498.0	497.3
4.65% Senior Notes (2) (5)	$500.0	Oct 2018	Nov 2028	May/Nov	496.8	496.2
5.25% Senior Notes (2) (5)	$500.0	Oct 2018	Nov 2048	May/Nov	493.6	493.3
3.15% Senior Notes (2) (5)	$800.0	Jul 2019	Aug 2029	Feb/Aug	795.4	794.7
2.875% Senior Notes (2) (5)	$600.0	Apr 2020	May 2030	May/Nov	595.5	594.9
3.75% Senior Notes (2) (5)	$600.0	Apr 2020	May 2050	May/Nov	590.3	589.9
2.25% Senior Notes (2) (5)	$1,000.0	Jul 2021	Aug 2031	Feb/Aug	989.2	988.0
3.60% Senior Notes (2) (7)	$550.0	May 2022	May 2024	May/Nov	548.5	—
4.35% Senior Notes (2) (5)	$600.0	May 2022	May 2027	May/Nov	597.1	—
4.75% Senior Notes (2) (5)	$700.0	May 2022	May 2032	May/Nov	693.7	—
5.00% Senior Notes (2) (8)	$500.0	Feb 2023	Feb 2026	Feb/Aug	497.1	—
					$10,470.6	$9,773.6
(1)Amounts are net of unamortized debt issuance costs and unamortized discounts, where applicable.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 96

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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
(4)In May 2022, we completed a series of cash tender offers. Cash consideration paid for these purchases was $690.6 million and the carrying amount of the notes was $679.4 million, resulting in a loss on extinguishment of debt of $11.2 million (including an immaterial amount of fees and other costs associated with the tender offers), which is included within our consolidated results. In June 2022, we redeemed the remaining outstanding principal balances prior to maturity, plus accrued and unpaid interest and a make-whole payment of $5.7 million. The make-whole payment is included in loss on extinguishment of debt within our consolidated results of operations.
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

	Redemption
	Stated Redemption Date	Stated Basis Points
3.70% Senior Notes due December 2026	Sept 2026	25
3.50% Senior Notes due May 2027	Feb 2027	20
4.50% Senior Notes due May 2047	Nov 2046	25
3.20% Senior Notes due February 2023	Jan 2023	13
3.60% Senior Notes due February 2028	Nov 2027	15
4.10% Senior Notes due February 2048	Aug 2047	20
4.40% Senior Notes due November 2025	Sept 2025	20
4.65% Senior Notes due November 2028	Aug 2028	25
5.25% Senior Notes due November 2048	May 2048	30
3.15% Senior Notes due August 2029	May 2029	20
2.875% Senior Notes due May 2030	Feb 2030	35
3.75% Senior Notes due May 2050	Nov 2049	40
2.25% Senior Notes due August 2031	May 2031	15
4.35% Senior Notes due May 2027	Apr 2027	25
4.75% Senior Notes due May 2032	Feb 2032	30
(6)In May 2022, we completed a series of cash tender offers. Cash consideration paid for these purchases was $405.3 million and the carrying amount of the notes was $401.2 million, resulting in a loss on extinguishment of debt of $4.1 million (including an immaterial amount of fees and other costs associated with the tender offers), which is included within our consolidated results. In June 2022, we redeemed the remaining outstanding principal balance prior to maturity, plus accrued and unpaid interest and a make-whole payment of $1.8 million. The make-whole payment is included in loss on extinguishment of debt within our consolidated results of operations.
(7)Redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the applicable treasury rate plus 15 basis points.
(8)Redeemable, in whole or in part, at our option at any time prior to February 2, 2024, (two years before the maturity date as defined in the indenture), at a redemption price equal to 100% of the outstanding principal

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 97

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the applicable treasury rate plus 20 basis points. On or after February 2, 2024, redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

Indentures
Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

Subsidiary credit facilities
General
We have additional credit arrangements totaling $73.5 million and $64.5 million as of February 28, 2023, and February 28, 2022, respectively. As of February 28, 2023, and February 28, 2022, amounts outstanding under these arrangements were $26.2 million and $19.9 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Debt payments
As of February 28, 2023, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $59.0 million and $21.2 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2024	$10.4
Fiscal 2025	1,256.3
Fiscal 2026	1,904.5
Fiscal 2027	603.5
Fiscal 2028	1,801.4
Thereafter	5,800.1
$11,376.2

13.    INCOME TAXES

Income (loss) before income taxes was generated as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Domestic	$(1,441.6)	$(1,334.4)	$495.2
Foreign	1,825.2	1,644.8	2,047.7
	$383.6	$310.4	$2,542.9

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 98

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Current
Federal	$(54.3)	$229.3	$74.0
State	15.5	31.4	19.1
Foreign	253.1	(36.1)	81.6
Total current	214.3	224.6	174.7

Deferred
Federal	82.6	(10.1)	152.8
State	29.9	(5.5)	28.3
Foreign	95.3	100.4	155.3
Total deferred	207.8	84.8	336.4
Income tax provision (benefit)	$422.1	$309.4	$511.1

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 28, 2023		February 28, 2022		February 28, 2021
	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)
(in millions, except % of pretax income (loss) data)
Income tax provision (benefit) at statutory rate	$80.6	21.0%	$65.2	21.0%	$534.0	21.0%
Net income tax benefit from the realization of tax losses related to a prior period divestiture	(166.4)	(43.4%)	—	—%	—	—%
State and local income taxes, net of federal income tax benefit (1)	3.4	0.9%	(77.8)	(25.0%)	39.0	1.5%
Net income tax provision (benefit) from legislative changes (2)	10.9	2.8%	11.9	3.8%	10.9	0.4%
Earnings taxed at other than U.S. statutory rate (3)	(49.2)	(12.8%)	(33.2)	(10.7%)	(84.4)	(3.2%)
Excess tax benefits from stock-based compensation awards (4)	(5.2)	(1.4%)	(48.0)	(15.5%)	(29.4)	(1.2%)
Net income tax provision (benefit) recognized for adjustment to valuation allowance (5)	557.6	145.4%	385.5	124.2%	27.1	1.1%
Miscellaneous items, net	(9.6)	(2.5%)	5.8	1.9%	13.9	0.5%
Income tax provision (benefit) at effective rate	$422.1	110.0%	$309.4	99.7%	$511.1	20.1%
(1)Includes differences resulting from adjustments to the current and deferred state effective tax rates.
(2)The years ended February 28, 2023, and February 28, 2022, represent a net income tax provision resulting from the remeasurement of our deferred tax assets in connection with a legislative update in Switzerland. The year ended February 28, 2021, represents a net income tax provision resulting from initiatives under the CARES Act.
(3)Consists of the following (i) difference between the U.S. statutory rate and local jurisdiction tax rates, (ii) the provision for incremental U.S. taxes on earnings of certain foreign subsidiaries offset by foreign tax credits, (iii) the non-U.S. portion of tax provision (benefit) recorded on the unrealized net gain (loss) from the changes in

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 99

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
fair value of our investment in Canopy, and (iv) the non-U.S. portion of tax benefits recorded on the Canopy equity in earnings (losses) and related activities.
(4)Represents the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled.
(5)Consists primarily of valuation allowances related to our investment in Canopy.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income.

Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2023	February 28, 2022
(in millions)
Deferred tax assets
Intangible assets	$2,021.5	$2,188.8
Loss carryforwards	360.4	349.8
Stock-based compensation	19.7	22.9
Lease liabilities	79.3	69.0
Inventory	26.0	51.8
Investments in unconsolidated investees	901.8	541.0
Other accruals	175.0	67.8
Gross deferred tax assets	3,583.7	3,291.1
Valuation allowances	(1,091.4)	(552.1)
Deferred tax assets, net	2,492.3	2,739.0

Deferred tax liabilities
Intangible assets	(555.3)	(522.1)
Property, plant, and equipment	(153.5)	(186.0)
Investments in unconsolidated investees	—	(58.9)
Provision for unremitted earnings	(27.2)	(26.0)
Right-of-use assets	(67.2)	(59.8)
Other accruals	(65.3)	(50.5)
Total deferred tax liabilities	(868.5)	(903.3)
Deferred tax assets (liabilities), net	$1,623.8	$1,835.7

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

As of February 28, 2023, operating loss carryforwards, which are primarily state and foreign, totaling $3.7 billion are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $1.9 billion will expire by fiscal 2030, $1.1 billion will expire between fiscal 2031 and fiscal 2043, and $700.0 million may be carried forward indefinitely in certain jurisdictions.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 100

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
We have recognized valuation allowances for operating loss carryforwards and other deferred tax assets when we believe it is more likely than not that these items will not be realized. The increase in our valuation allowances as of February 28, 2023, primarily related to our investment in Canopy.
The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Balance as of March 1	$279.0	$236.1	$249.4
Increases as a result of tax positions taken during a prior period	51.5	16.5	3.1
Decreases as a result of tax positions taken during a prior period	(3.4)	(0.1)	(15.4)
Increases as a result of tax positions taken during the current period	36.8	29.5	15.2
Decreases related to settlements with tax authorities	(15.2)	(2.6)	(10.2)
Decreases related to lapse of applicable statute of limitations	(4.4)	(0.4)	(6.0)
Balance as of last day of February	$344.3	$279.0	$236.1

As of February 28, 2023, and February 28, 2022, we had $402.3 million and $322.6 million, respectively, of unrecognized tax benefit liabilities, including interest and penalties, recognized on our balance sheets. These liabilities are primarily recorded as non-current as of the balance sheet date.

As of February 28, 2023, and February 28, 2022, we had $344.3 million and $279.0 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate in the year of resolution.

We file U.S. federal income tax returns and various state, local, and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Canada, Mexico, Switzerland, and the U.S. Various U.S. federal, state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next 12 months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2023, we estimate that unrecognized tax benefit liabilities could change by a range of $1 million to $7 million. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to February 29, 2016.

We provide for additional tax expense based on probable outcomes of ongoing tax examinations and assessments in various jurisdictions. While it is often difficult to predict the outcome or the timing of resolution of any tax matter, we believe the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 101

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
14.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	February 28, 2023	February 28, 2022
(in millions)
Deferred income taxes	$569.5	$515.8
Operating lease liability	417.4	457.3
Unrecognized tax benefit liabilities	401.3	317.7
Deferred revenue	92.0	104.1
Long-term income tax payable	56.1	76.0
Other	137.3	150.1
	$1,673.6	$1,621.0

15.    LEASES

General
We primarily lease certain vineyards, office and production facilities, warehouses, production equipment, and vehicles. We have concluded that certain grape purchasing arrangements associated with the purchase of grape production yielded from a specified block of a vineyard and certain third-party logistics arrangements contain a lease.

Balance sheet location
A summary of lease right-of-use assets and liabilities are as follows:

	Balance Sheet Classification	February 28, 2023	February 28, 2022
(in millions)
Assets
Operating lease	Other assets	$442.5	$478.9
Finance lease	Property, plant, and equipment	26.9	21.8
Total right-of-use assets		$469.4	$500.7

Liabilities
Current:
Operating lease	Other accrued expenses and liabilities	$81.4	$80.4
Finance lease	Current maturities of long-term debt	9.5	6.3
Non-current:
Operating lease	Deferred income taxes and other liabilities	417.4	457.3
Finance lease	Long-term debt, less current maturities	16.7	13.6
Total lease liabilities		$525.0	$557.6

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 102

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Lease cost
The components of total lease cost are as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Operating lease cost	$96.2	$89.5	$93.4
Finance lease cost:
Amortization of right-of-use assets	9.2	5.8	11.0
Interest on lease liabilities	1.1	0.5	0.5
Short-term lease cost	6.6	8.4	9.2
Variable lease cost	176.5	202.5	216.5
Total lease cost	$289.6	$306.7	$330.6

Lease maturities
As of February 28, 2023, minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
(in millions)
Fiscal 2024	$96.3	$10.9
Fiscal 2025	83.1	8.1
Fiscal 2026	58.8	5.2
Fiscal 2027	48.2	3.8
Fiscal 2028	40.5	1.4
Thereafter	272.8	0.1
Total lease payments (1)	599.7	29.5
Less: Interest	(100.9)	(3.3)
Total lease liabilities	$498.8	$26.2
(1)Excludes $282.2 million of lease payments, primarily for a warehouse lease, that has been signed but not yet commenced as of February 28, 2023.

Related party transaction
We have a lease for office space with an affiliate of a director.

Supplemental information

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99.7	$92.7	$93.9
Operating cash flows from finance leases	$1.1	$0.5	$0.5
Financing cash flows from finance leases	$8.8	$5.9	$10.5

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 103

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$63.2	$93.8	$66.3
Finance leases	$10.1	$10.5	$11.6

	February 28, 2023	February 28, 2022	February 28, 2021
Weighted-average remaining lease term: (1)
Operating leases	11.8 years	12.1 years	12.8 years
Finance leases	3.3 years	3.3 years	2.9 years

Weighted-average discount rate:
Operating leases	3.3%	3.0%	3.2%
Finance leases	6.3%	3.4%	1.2%
(1)Our leases have varying terms with remaining lease terms of up to approximately 30 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

16.    COMMITMENTS AND CONTINGENCIES

Purchase commitments and contingencies
We have entered into various long-term contracts in the normal course of business for the purchase of (i) certain inventory components, (ii) property, plant, and equipment and related contractor and manufacturing services, (iii) transportation, marketing, and warehousing and bottling services, (iv) IT contracts, and (v) certain energy requirements. As of February 28, 2023, the estimated aggregate minimum purchase commitments under these contracts are as follows:

	Type	Length of Commitment	Amount
(in millions)
Raw materials and supplies (1)	Packaging, grapes, and hops	through December 2037	$2,230.6
Capital expenditures (2)	Property, plant, and equipment and contractor and manufacturing services	through November 2026	651.0
Contract services	Transportation, marketing, IT, warehousing and bottling, and energy contract services	through December 2030	571.5
In-process and finished goods inventories	Bulk wine and spirits, finished wine case goods, and related contracts	through June 2028	87.0
			$3,540.1
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
(2)Consists of purchase commitments entered into primarily in connection with the Mexico Beer Projects.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 104

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Additionally, we have entered into various contractual arrangements with affiliates of Owens-Illinois, a related party entity, primarily for the purchase of glass bottles used largely in our imported beer portfolio. Amounts purchased under these arrangements for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, were $131.1 million, $123.5 million, and $154.7 million, respectively.

Indemnification liabilities
In connection with prior divestitures, we have indemnified respective parties against certain liabilities that may arise subsequent to the divestiture. As of February 28, 2023, and February 28, 2022, these liabilities consist primarily of indemnifications related to certain income tax matters and lease contracts. As of February 28, 2023, and February 28, 2022, the carrying amount of our indemnification liabilities was $16.3 million and $16.6 million, respectively, and is included in deferred income taxes and other liabilities. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Supply chain finance program
We have an agreement with a financial institution for payment services and began to facilitate a voluntary supply chain finance program through this participating financial institution during Fiscal 2023. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

The changes in outstanding obligations under our supply chain finance program are as follows:

(in millions)
Balance, February 28, 2022	$—
Additions	12.6
Settlements (1)	(8.7)
Balance, February 28, 2023 (2)	$3.9
(1)Reflects amounts settled through the supply chain finance program and paid to the financial institution.
(2)Reflects amount payable to the participating financial institution for suppliers who voluntarily participated in the supply chain finance program and was included in accounts payable within our consolidated balance sheet.

Legal matters
In the ordinary course of our business, we are subject to lawsuits, arbitration, claims, and other legal proceedings in connection with our business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages and/or injunctive relief. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. Management believes that we have adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and that the outcome of these pending proceedings is not likely to have a material adverse effect on our financial condition, results of operations, and/or cash flows. However, we are unable to predict the outcome of these matters.

Regulatory matters
We are in discussions with various governmental agencies concerning matters raised during regulatory examinations or otherwise subject to such agencies’ inquiry. These matters could result in censures, fines, or other sanctions. Management believes the outcome of any pending regulatory matters will not have a material adverse effect on our financial condition, results of operations, and/or cash flows. However, we are unable to predict the outcome of these matters.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 105

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Prior to the Reclassification, we had an additional class of common stock with a material number of shares outstanding: Class B Stock. Class B Stock shares were convertible into shares of Class A Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Stock were entitled to 10 votes per share. See “Reclassification” below for additional information.

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 29, 2020	186,090,745	28,300,206	1,692,227	18,256,826	5,005,800
Conversion of shares	1,113,535	(29,918)	(1,083,617)	—	—
Exercise of stock options	—	—	4,326	(1,020,853)	—
Employee stock purchases	—	—	—	(67,801)	—
Vesting of restricted stock units (1)	—	—	—	(80,287)	—
Vesting of performance share units (1)	—	—	—	(17,335)	—
Balance at February 28, 2021	187,204,280	28,270,288	612,936	17,070,550	5,005,800
Share repurchases	—	—	—	6,179,015	—
Conversion of shares	59,579	(57,948)	(1,631)	—	—
Exercise of stock options	—	—	1,637,374	(287,873)	—
Employee stock purchases	—	—	—	(57,738)	—
Vesting of restricted stock units (1)	—	—	—	(71,413)	—
Vesting of performance share units (1)	—	—	—	(7,934)	—
Balance at February 28, 2022	187,263,859	28,212,340	2,248,679	22,824,607	5,005,800
Share repurchases	—	—	—	7,086,446	—
Retirement of shares (2)	—	(5,005,800)	—	—	(5,005,800)
Conversion of shares (3)	25,433,569	(23,206,540)	(2,227,029)	—	—
Exercise of stock options	—	—	1,055	(262,970)	—
Employee stock purchases	—	—	—	(57,284)	—
Vesting of restricted stock units (1)	—	—	—	(76,047)	—
Vesting of performance share units (1)	—	—	—	(16,326)	—
Balance at February 28, 2023	212,697,428	—	22,705	29,498,426	—

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 106

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
(1)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Restricted Stock Units	37,494	36,213	37,933
Performance Share Units	4,919	4,565	9,433
(2)Shares of our Class B Treasury Stock were retired to authorized and unissued shares of our Class B Stock prior to completing the Reclassification.
(3)Includes shares of Class B Stock issued and outstanding immediately prior to the Effective Time that were reclassified, exchanged, and converted into one share of Class A Stock and the right to receive $64.64 in cash, without interest (see “Reclassification” below).

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our publicly traded common stock, which was fully utilized as of May 31, 2022. Shares repurchased under the 2018 Authorization have become treasury shares.

Additionally, in January 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2021 Authorization become treasury shares.

A summary of share repurchase activity is as follows:

	Class A Common Shares Repurchased
	For the Years Ended
	February 28, 2023		February 28, 2022		February 28, 2021
	Dollar Value	Number of Shares	Dollar Value	Number of Shares	Dollar Value	Number of Shares
(in millions, except share data)
2018 Authorization	$563.6	2,254,536	$1,390.5	6,179,015	$—	—
2021 Authorization (1)	1,136.6	4,831,910	—	—	—	—
	$1,700.2	7,086,446	$1,390.5	6,179,015	$—	—
(1)As of February 28, 2023, $863.4 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Reclassification
In November 2022, we completed the Reclassification at the Effective Time as contemplated by the Reclassification Agreement. Pursuant to the Reclassification, each share of Class B Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged, and converted into one share of Class A Stock and the right to receive $64.64 in cash, without interest. The aggregate cash payment to holders of Class B Stock at the Effective Time was $1.5 billion. We utilized our $1.0 billion delayed draw three-year term loan facility under the August 2022 Term Credit Agreement and borrowings under our commercial paper program to fund the aggregate cash payment to holders of Class B Stock. The issuance of Class A Stock in connection with the Reclassification was registered under the Securities Act pursuant to the Registration Statement on Form S-4.

Following the completion of the Reclassification, a number of corporate governance changes were implemented, consisting of the following:

•Robert and Richard Sands, who previously served as our Executive Chairman of the Board and Executive Vice Chairman of the Board, respectively, retired from their executive positions;
•Robert Sands became our Non-Executive Chairman of the Board and Richard Sands continues serving as a non-executive Board member;

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 107

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Common stock dividends
In April 2023, our Board of Directors declared a quarterly cash dividend of $0.89 per share of Class A Stock and $0.80 per share of Class 1 Stock payable in the first quarter of Fiscal 2024.

18.    STOCK-BASED EMPLOYEE COMPENSATION

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost recognized for our stock-based awards and income tax benefits related thereto are as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Total compensation cost recognized in our results of operations	$68.5	$44.9	$63.0
Income tax benefit related thereto recognized in our results of operations	$8.0	$6.6	$9.2

Long-Term Stock Incentive Plan
Under our Long-Term Stock Incentive Plan, nonqualified stock options, restricted stock units, performance share units, and other stock-based awards may be granted to our employees, officers, and directors. The aggregate number of shares of our Class A Stock and Class 1 Stock available for awards under our Long-Term Stock Incentive Plan is 108,000,000 shares.

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

Grants of restricted stock units, performance share units, and other stock-based awards may contain such vesting periods, terms, conditions, and other requirements as the Committee may establish. Restricted stock unit awards are based on service and generally vest over one to four years from the date of grant. Performance share unit awards are based on service and the satisfaction of certain performance conditions, and vest over a required employee service period, generally from one to three years from the date of grant, which closely matches the performance period. The performance conditions include the achievement of specified financial or operational performance metrics, or market conditions which require the achievement of specified levels of stockholder return relative to other companies as defined in the applicable performance share unit agreement. The actual number of shares to be awarded upon vesting of a performance share unit award will range between 0% and 200% of the target award, based upon the measure of performance as certified by the Committee.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 108

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A summary of stock option activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2023		February 28, 2022		February 28, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	2,906,342	$178.62	4,399,807	$131.89	4,525,418	$108.87
Granted	479,758	$254.00	513,829	$237.85	973,286	$154.62
Exercised	(264,025)	$123.55	(1,925,247)	$86.92	(1,025,179)	$47.42
Forfeited	(51,102)	$218.68	(75,917)	$192.96	(56,897)	$185.59
Expired	(3,011)	$189.32	(6,130)	$226.46	(16,821)	$221.16
Outstanding as of last day of February	3,067,962	$194.47	2,906,342	$178.62	4,399,807	$131.89
Exercisable	1,747,884	$179.30	1,410,693	$161.53	2,754,888	$104.94

As of February 28, 2023, the aggregate intrinsic value of our options outstanding and exercisable was $111.9 million and $81.1 million, respectively. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 6.3 years and 5.0 years, respectively.

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Fair value of stock options vested	$26.9	$23.9	$21.1
Intrinsic value of stock options exercised	$32.6	$269.1	$142.1
Tax benefit realized from stock options exercised	$7.4	$62.9	$33.9

The weighted average grant-date fair value of stock options granted and the weighted average inputs used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Grant-date fair value	$73.16	$59.27	$31.26
Expected life (1)	6.3 years	6.3 years	6.3 years
Expected volatility (2)	27.6%	27.8%	26.6%
Risk-free interest rate (3)	3.0%	1.2%	0.5%
Expected dividend yield (4)	1.3%	1.3%	1.9%
(1)Based on historical experience of employees’ exercise behavior for similar type awards.
(2)Based primarily on historical volatility levels of our Class A Stock.
(3)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
(4)Based on the calculated yield on our Class A Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 109

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A summary of restricted stock unit and performance share unit activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2023		February 28, 2022		February 28, 2021
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Units
Outstanding balance as of March 1, Nonvested	291,171	$202.68	311,358	$183.74	271,143	$196.58
Granted	128,743	$252.53	113,686	$236.19	178,550	$165.57
Vested	(113,541)	$202.64	(107,626)	$184.81	(118,220)	$185.75
Forfeited	(14,514)	$221.33	(26,247)	$196.41	(20,115)	$183.77
Outstanding balance as of last day of February, Nonvested	291,859	$223.75	291,171	$202.68	311,358	$183.74

Performance Share Units
Outstanding balance as of March 1, Nonvested	86,641	$268.12	226,463	$223.85	221,749	$231.49
Granted	32,976	$395.55	27,029	$318.71	39,781	$202.53
Performance achievement (1)	(7,415)	$316.81	(148,495)	$210.36	(1,517)	$250.30
Vested	(21,245)	$298.25	(12,499)	$279.67	(26,768)	$250.30
Forfeited	(5,308)	$323.44	(5,857)	$229.81	(6,782)	$238.06
Outstanding balance as of last day of February, Nonvested	85,649	$302.06	86,641	$268.12	226,463	$223.85
(1)Reflects the net number of awards achieved above (below) target levels based on actual performance measured at the end of the performance period.

The fair value of shares vested for our restricted stock unit and performance share unit awards is as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Restricted stock units	$27.9	$25.8	$19.2
Performance share units	$5.2	$3.0	$4.3

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 110

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average inputs used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Grant-date fair value	$395.47	$318.71	$202.53
Grant-date price	$254.21	$238.31	$153.02
Performance period	2.9 years	2.9 years	2.9 years
Expected volatility (1)	32.1%	35.0%	31.7%
Risk-free interest rate (2)	2.8%	0.3%	0.2%
Expected dividend yield (3)	0.0%	0.0%	0.0%
(1)Based primarily on historical volatility levels of our Class A Stock.
(2)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.
(3)No expected dividend yield as units granted earn dividend equivalents.

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 9,000,000 shares of Class A Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 28, 2023, February 28, 2022, and February 28, 2021, employees purchased 57,284 shares, 57,738 shares, and 67,801 shares, respectively, under this plan.

Other
As of February 28, 2023, there was $72.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 2.2 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

19.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

The computation of basic and diluted net income (loss) per common share is as follows:

	For the Years Ended
	February 28, 2023		February 28, 2022		February 28, 2021
	Class A Stock	Class B Stock (1)	Class A Stock	Class B Stock	Class A Stock	Class B Stock
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(24.0)	$(47.0)	$(35.8)	$(4.6)	$1,777.2	$220.8
Conversion of Class B common shares into Class A common shares	—	—	—	—	220.8	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	—	—	(1.5)
Net income (loss) attributable to CBI allocated – diluted	$(24.0)	$(47.0)	$(35.8)	$(4.6)	$1,998.0	$219.3

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 111

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2023		February 28, 2022		February 28, 2021
	Class A Stock	Class B Stock (1)	Class A Stock	Class B Stock	Class A Stock	Class B Stock
(in millions, except per share data)
Weighted average common shares outstanding – basic	169.337	23.206	167.431	23.225	170.239	23.208
Conversion of Class B common shares into Class A common shares (2)	—	—	—	—	23.280	—
Stock-based awards, primarily stock options (2)	—	—	—	—	1.789	—
Weighted average common shares outstanding – diluted	169.337	23.206	167.431	23.225	195.308	23.208

Net income (loss) per common share attributable to CBI – basic	$(0.11)	$(2.02)	$(0.22)	$(0.20)	$10.44	$9.48
Net income (loss) per common share attributable to CBI – diluted	$(0.11)	$(2.02)	$(0.22)	$(0.20)	$10.23	$9.42

(1)	Net income (loss) per common share attributable to CBI for Class B Stock was determined through November 10, 2022, the date the Reclassification was completed.
(2)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive, in millions:

		For the Years Ended
		February 28, 2023	February 28, 2022
	Class B Stock	16.149	23.225
	Stock-based awards, primarily stock options	0.713	1.566

20.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2021
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(51.9)	$—	$(51.9)
Amounts reclassified	5.1	—	5.1
Net gain (loss) recognized in other comprehensive income (loss)	(46.8)	—	(46.8)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(48.1)	3.2	(44.9)
Amounts reclassified	28.8	(2.9)	25.9
Net gain (loss) recognized in other comprehensive income (loss)	(19.3)	0.3	(19.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(2.3)	0.7	(1.6)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(2.3)	0.7	(1.6)

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 112

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments:
Net gain (loss)	(1.6)	(0.2)	(1.8)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(1.6)	(0.2)	(1.8)
Other comprehensive income (loss) attributable to CBI	$(70.0)	$0.8	$(69.2)

For the Year Ended February 28, 2022
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(38.9)	$—	$(38.9)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(38.9)	—	(38.9)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	12.6	(7.5)	5.1
Amounts reclassified	(34.0)	2.9	(31.1)
Net gain (loss) recognized in other comprehensive income (loss)	(21.4)	(4.6)	(26.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	2.3	(0.6)	1.7
Amounts reclassified	(2.1)	0.6	(1.5)
Net gain (loss) recognized in other comprehensive income (loss)	0.2	—	0.2
Share of OCI of equity method investments:
Net gain (loss)	(16.2)	3.7	(12.5)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(16.2)	3.7	(12.5)
Other comprehensive income (loss) attributable to CBI	$(76.3)	$(0.9)	$(77.2)

For the Year Ended February 28, 2023
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$255.0	$—	$255.0
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	255.0	—	255.0
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	259.3	(33.2)	226.1
Amounts reclassified	(50.2)	5.1	(45.1)
Net gain (loss) recognized in other comprehensive income (loss)	209.1	(28.1)	181.0
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	—	0.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 113

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments:
Net gain (loss)	2.6	2.5	5.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	2.6	2.5	5.1
Other comprehensive income (loss) attributable to CBI	$466.8	$(25.6)	$441.2

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2022	$(431.4)	$17.5	$(4.0)	$5.2	$(412.7)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	255.0	226.1	0.1	5.1	486.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(45.1)	—	—	(45.1)
Other comprehensive income (loss)	255.0	181.0	0.1	5.1	441.2
Balance, February 28, 2023	$(176.4)	$198.5	$(3.9)	$10.3	$28.5

21.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Net sales to our 10 largest customers represented approximately half of our net sales for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, and are expected to continue to represent a significant portion of our revenues. Net sales to customers which individually amount to 10% or more of our net sales, and the associated amounts receivable from these customers as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Reyes Beer Division entities
Net sales	22.7%	21.0%	18.6%
Accounts receivable	15.6%	11.1%	12.7%

Southern Glazer’s Wine and Spirits
Net sales	13.0%	14.4%	10.5%
Accounts receivable	24.0%	35.2%	28.7%

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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 114

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

22.    BUSINESS SEGMENT INFORMATION

Our internal management financial reporting consists of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we report our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. The Canopy Equity Method Investment makes up the Canopy segment. If the Canopy Transaction is completed, including conversion of our Canopy common shares into Exchangeable Shares, we expect our internal management financial reporting to consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we will report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other.

In the Beer segment, our portfolio consists of high-end imported beer brands, craft beer, and ABAs. We have an exclusive perpetual brand license to import, market, and sell our Mexican beer portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, IT, legal, and public relations, as well as our investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$(76.7)	$(35.9)	$31.6
Net gain (loss) on undesignated commodity derivative contracts	(15.0)	109.9	25.1
Flow through of inventory step-up	(4.5)	(0.1)	(0.4)
Strategic business development costs	(1.2)	(2.6)	(29.8)
Net flow through of reserved inventory	1.2	12.1	—
Recovery of (loss on) inventory write-down	0.2	(1.0)	(70.4)
COVID-19 incremental costs	—	—	(7.6)
Accelerated depreciation	—	—	(0.1)
Comparable Adjustments, Cost of product sold	(96.0)	82.4	(51.6)

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 115

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Selling, general, and administrative expenses
Impairment of assets	(66.5)	—	(6.0)
Costs associated with the Reclassification	(37.8)	—	—
Transition services agreements activity	(20.5)	(19.2)	0.4
Restructuring and other strategic business development costs	(9.9)	0.6	(23.9)
Transaction, integration, and other acquisition-related costs	(1.4)	(1.4)	(7.6)
Gain (loss) on sale of business	15.0	1.7	14.2
Net gain (loss) on foreign currency derivative contracts	—	—	(8.0)
COVID-19 incremental costs	—	—	(4.8)
Impairment of assets held for sale	—	—	(24.0)
Other gains (losses) (1)	23.3	(2.3)	14.3
Comparable Adjustments, Selling, general, and administrative expenses	(97.8)	(20.6)	(45.4)

Impairment of brewery construction in progress	—	(665.9)	—
Comparable Adjustments, Operating income (loss)	$(193.8)	$(604.1)	$(97.0)

(1)	Primarily includes the following:
		For the Years Ended
		February 28, 2023	February 28, 2022	February 28, 2021
	(in millions)
	Decrease (increase) in estimated fair values of contingent liabilities associated with prior period acquisitions	$12.9	$(9.6)	$9.7
	Gain from remeasurement of previously held equity method investments	$5.2	$13.5	$—
	Insurance recovery related to a prior severe weather event	$5.2	$—	$—
	Property tax settlement	$—	$10.4	$—
	Adjustment to understated excise tax accruals primarily related to a prior period acquisition	$—	$(13.3)	$—
	Gain on sale of certain non-core assets	$—	$—	$8.8

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

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Beer
Net sales	$7,465.0	$6,751.6	$6,074.6
Segment operating income (loss)	$2,861.5	$2,703.3	$2,494.3
Capital expenditures	$813.9	$849.5	$693.9
Depreciation and amortization	$285.4	$248.7	$194.7

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 116

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Wine and Spirits
Net sales:
Wine	$1,722.7	$1,819.3	$2,208.4
Spirits	264.9	249.8	331.9
Net sales	$1,987.6	$2,069.1	$2,540.3
Segment operating income (loss)	$453.1	$470.7	$622.4
Income (loss) from unconsolidated investments	$41.6	$34.4	$31.7
Equity method investments	$95.4	$97.2	$125.7
Capital expenditures	$151.8	$154.7	$107.5
Depreciation and amortization	$83.2	$80.7	$89.9

Corporate Operations and Other
Segment operating income (loss)	$(277.9)	$(238.2)	$(228.6)
Income (loss) from unconsolidated investments	$(12.0)	$(3.5)	$(0.4)
Equity method investments	$82.1	$88.0	$83.9
Capital expenditures	$69.7	$22.6	$63.2
Depreciation and amortization	$18.4	$13.0	$14.4

Canopy
Net sales	$339.3	$444.3	$378.6
Segment operating income (loss)	$(2,105.9)	$(630.1)	$(1,496.0)
Capital expenditures	$4.8	$50.4	$172.6
Depreciation and amortization	$72.7	$90.0	$103.3

Consolidation and Eliminations
Net sales	$(339.3)	$(444.3)	$(378.6)
Operating income (loss)	$2,105.9	$630.1	$1,496.0
Income (loss) from unconsolidated investments	$(158.3)	$(178.2)	$(146.2)
Equity method investments	$485.8	$2,503.5	$2,578.8
Capital expenditures	$(4.8)	$(50.4)	$(172.6)
Depreciation and amortization	$(72.7)	$(90.0)	$(103.3)

Comparable Adjustments
Operating income (loss)	$(193.8)	$(604.1)	$(97.0)
Income (loss) from unconsolidated investments	$(1,907.7)	$(1,488.2)	$265.2
Depreciation and amortization	$—	$—	$0.1

Consolidated
Net sales	$9,452.6	$8,820.7	$8,614.9
Operating income (loss)	$2,842.9	$2,331.7	$2,791.1
Income (loss) from unconsolidated investments (1)	$(2,036.4)	$(1,635.5)	$150.3
Equity method investments	$663.3	$2,688.7	$2,788.4
Capital expenditures	$1,035.4	$1,026.8	$864.6
Depreciation and amortization	$387.0	$342.4	$299.1

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 117

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

(1)	Income (loss) from unconsolidated investments consists of:
		For the Years Ended
		February 28, 2023	February 28, 2022	February 28, 2021
	(in millions)
	Impairment of Canopy Equity Method Investment	$(1,060.3)	$—	$—
	Unrealized net gain (loss) on securities measured at fair value	(45.9)	(1,644.7)	802.0
	Equity in earnings (losses) from Canopy and related activities	(949.3)	(73.6)	(679.0)
	Equity in earnings (losses) from other equity method investees and related activities	19.1	31.8	27.3
	Net gain (loss) on sale of unconsolidated investment	—	51.0	—
		$(2,036.4)	$(1,635.5)	$150.3

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in New Zealand and Italy for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer.

Geographic data is as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
(in millions)
Net sales
U.S.	$9,194.5	$8,585.8	$8,396.5
Non-U.S. (primarily Canada and New Zealand)	258.1	234.9	218.4
	$9,452.6	$8,820.7	$8,614.9

	February 28, 2023	February 28, 2022
(in millions)
Long-lived tangible assets
U.S.	$1,150.8	$1,092.0
Non-U.S. (primarily Mexico)	5,714.4	4,967.6
	$6,865.2	$6,059.6

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 118

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
23.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	For the Three Months Ended
	February 28, 2023 (1)	February 28, 2022 (2)
(in millions, except per share data)
Net sales	$1,997.8	$2,102.5
Gross profit	$961.2	$1,132.6
Net income (loss) attributable to CBI (3)	$223.0	$395.4
Net income (loss) per common share attributable to CBI (3):
Basic – Class A Stock	$1.21	$2.11
Basic – Class B Stock	NA	$1.92
Diluted – Class A Stock	$1.21	$2.07
Diluted – Class B Stock	NA	$1.91
(1)Net income (loss) per common share attributable to CBI – basic has been computed based on the weighted average shares of common stock outstanding during the period. Net income (loss) per common share attributable to CBI – diluted reflects the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based awards. The dilutive computation does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on the net income (loss) per common share attributable to CBI.
(2)Net income (loss) per common share – basic excludes the effect of common stock equivalents and was computed using the two-class method. Net income (loss) per common share – diluted for Class A Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Stock as this method is more dilutive than the two-class method. Net income (loss) per common share – diluted for Class B Stock has been computed using the two-class method and does not assume conversion of Class B Stock into shares of Class A Stock.
(3)Includes the following:

	For the Three Months Ended
	February 28, 2023	February 28, 2022
(in millions, net of income tax effect)
Equity in earnings (losses) from Canopy	$(69.5)	$(31.9)
Unrealized net gain (loss) on securities measured at fair value	$(6.8)	$(135.2)

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 119

PART II	OTHER KEY INFORMATION	Table of Contents
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

Internal control over financial reporting
See page 60 of this Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

See page 61 of this Form 10-K for the attestation report of KPMG LLP, our independent registered public accounting firm, which is incorporated herein by reference.

In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)), no changes were identified in our internal control over financial reporting during our fiscal quarter ended February 28, 2023 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 120

PART III	OTHER KEY INFORMATION	Table of Contents

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof) is incorporated herein by reference to the Proxy Statement including under those sections of the Proxy Statement to be titled “Proposal 1 - Election of Directors,” “Delinquent Section 16(a) Reports,” and “Our Board Committees.” The Proxy Statement will be filed within 120 days after the end of our fiscal year.

We have adopted the Chief Executive Officer and Senior Financial Executive Code of Ethics which is a code of ethics that applies to our chief executive officer and our senior financial officers. The Chief Executive Officer and Senior Financial Executive Code of Ethics is located on our investor relations website at https://ir.cbrands.com. Amendments to, and waivers granted under, our Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to our investor relations website as well. We will provide to anyone, without charge, upon request, a copy of such Code of Ethics. Such requests should be directed in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564 or by telephoning our Investor Center at 1-888-922-2150.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement including under those sections of the Proxy Statement to be titled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation.” The Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement including under that section of the Proxy Statement to be titled “Beneficial Ownership.” The Proxy Statement will be filed within 120 days after the end of our fiscal year.

Securities authorized for issuance under equity compensation plans
The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 28, 2023. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 121

PART III	OTHER KEY INFORMATION	Table of Contents

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,531,119	(1)	$194.47	(2)	10,596,849	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	3,531,119		$194.47		10,596,849
(1)Includes 171,298 shares of unvested performance share units and 291,859 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, or up to 200% of the target shares granted. We currently estimate that 30,692 of the target shares granted will be awarded at 140%, and 54,957 of the target shares granted will be awarded between 50% and 70% based upon our expectations as of February 28, 2023, regarding the achievement of specified performance targets.
(2)Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.
(3)Includes 1,170,866 shares of Class A Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 32,100 shares are subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement including under those sections of the Proxy Statement to be titled “Proposal 1 - Election of Directors,” “Board Leadership Structure,” “Our Board Committees,” and “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement including under that section of the Proxy Statement to be titled “Audit Matters.” The Proxy Statement will be filed within 120 days after the end of our fiscal year.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 122

PART IV	OTHER KEY INFORMATION	Table of Contents
Item 15. Exhibits and Financial Statement Schedules

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – February 28, 2023, and February 28, 2022

Consolidated Statements of Comprehensive Income (Loss) for the years ended February 28, 2023, February 28, 2022, and February 28, 2021

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2023, February 28, 2022, and February 28, 2021

Consolidated Statements of Cash Flows for the years ended February 28, 2023, February 28, 2022, and February 28, 2021

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Form 10-K.

Item 16. Form 10-K Summary

None.

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 123

PART IV	OTHER KEY INFORMATION	Table of Contents
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Subscription Agreement, dated as of August 14, 2018, by and between CBG Holdings LLC and Canopy, including, among other things, a form of the Amended and Restated Investor Rights Agreement. †	8-K	2.1	August 16, 2018

2.2	Foreign Exchange Rate Agreement dated October 26, 2018, between CBG Holdings LLC and Canopy.	10-Q	2.2	January 9, 2019

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.2	Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and M&T, as Trustee.	8-K	4.4	June 11, 2013

4.3	Supplemental Indenture No. 6 dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and M&T, as Trustee.	10-Q	4.21	July 10, 2014

4.4	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

4.5	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.6	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.7	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.8	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.9	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.10	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.11	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.12	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

4.13	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.14	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.15	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 124

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.16	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.17	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.18	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.19	Supplemental Indenture No. 29 with respect to 3.600% Senior Notes due 2024, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 9, 2022

4.20	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.21	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.22	Supplemental Indenture No. 32 with respect to 5.000% Senior Notes due 2026, dated as of February 2, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	February 2, 2023

4.23	Restatement Agreement, dated as of March 26, 2020 by and among the Company, CB International Finance S.à r.l., certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Ninth Amended and Restated Credit Agreement dated as of March 26, 2020, by and among the Company, CB International Financing S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	March 31, 2020

4.24	2020 Term Loan Restatement Agreement, dated as of March 26, 2020, by and among the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent and Lender, including the Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company, Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.3	March 31, 2020

4.25	Amendment No. 1, dated as of June 10, 2021, to Amended and Restated Term Loan Credit Agreement, dated as of March 26, 2020, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender. †	10-Q	4.30	June 30, 2021

4.26	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.27	Amendment No. 2, dated as of April 14, 2022, to Amended and Restated Term Loan Credit Agreement, dated as of March 26, 2020, as amended by Amendment No. 1, dated as of June 10, 2021, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.2	April 15, 2022

4.28	Term Loan Credit Agreement, dated as of August 9, 2022, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	August 9, 2022

4.29	Amendment No. 1, dated as of October 18, 2022, to the Term Loan Credit Agreement, dated as of August 9, 2022, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	October 26, 2022

4.30	Amendment No. 1, dated as of October 18, 2022, to Tenth Amended and Restated Credit Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.2	October 26, 2022

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 125

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.31	Amendment No. 3, dated as of October 18, 2022, to Amended and Restated Term Loan Credit Agreement, dated as of March 26, 2020, as amended by Amendment No. 1, dated as of June 10, 2021, and Amendment No. 2, dated as of April 14, 2022, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.3	October 26, 2022

4.32	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	8-K	99.3	November 10, 2022

10.1	The Company’s Long-Term Stock Incentive Plan, amended and restated as of July 18, 2017. *	8-K	10.4	July 20, 2017

10.2	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 28, 2014). *	8-K	99.1	April 5, 2012

10.3	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 25, 2016). *	8-K	10.1	May 1, 2014

10.4	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 25, 2016 and before April 21, 2017). *	8-K	10.1	April 28, 2016

10.5	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017 and before April 23, 2018). *	8-K	10.1	April 25, 2017

10.6	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2018 and before April 23, 2019). *	8-K	10.1	April 26, 2018

10.7	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2019 and before April 21, 2020). *	8-K	10.1	April 26, 2019

10.8	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2020). *	10-Q	10.5	July 1, 2020

10.9	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018 and before April 23, 2019). *	8-K	10.2	April 26, 2018

10.10	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2019 and before April 21, 2020. *	8-K	10.2	April 26, 2019

10.11	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2020 and before April 20, 2021). *	10-Q	10.6	July 1, 2020

10.12	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 20, 2021). *	8-K	10.2	April 23, 2021

10.13	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards). *	8-K	10.1	July 26, 2013

10.14	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (providing for ratable vesting over three years). *	10-K	10.20	April 28, 2015

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 126

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.15	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2020). *†	10-Q	10.7	July 1, 2020

10.16	Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan. *	8-K	99.1	April 22, 2010

10.17	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012 and before July 23, 2014). *	8-K	10.3	July 31, 2012

10.18	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014 and before July 20, 2016). *	8-K	10.1	July 25, 2014

10.19	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016 and before July 18, 2017). *	8-K	10.1	July 22, 2016

10.20	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 18, 2017 and before July 16, 2019). *	8-K	10.1	July 20, 2017

10.21	Form of Stock Option Agreement for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 16, 2019). *	10-Q	10.6	October 3, 2019

10.22	Form of Restricted Stock Unit Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after July 16, 2019).*	10-Q	10.7	October 3, 2019

10.23	Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan. *	8-K	10.1	March 29, 2018

10.24	The Company’s Annual Management Incentive Plan, amended and restated as of July 27, 2012. *	8-K	10.1	July 31, 2012

10.25	The Company’s Non-Qualified Savings Plan. *	8-K	10.2	October 4, 2018

10.26	Supplemental Executive Retirement Plan of the Company. *	10-K	10.14	June 1, 1999

10.27	First Amendment to the Company’s Supplemental Executive Retirement Plan. *	10-Q	10	July 15, 1999

10.28	Second Amendment to the Company’s Supplemental Executive Retirement Plan. *	10-K	10.20	May 29, 2001

10.29	Third Amendment to the Company’s Supplemental Executive Retirement Plan. *	8-K	99.2	April 13, 2005

10.30	2005 Supplemental Executive Retirement Plan of the Company. *	8-K	99.3	April 13, 2005

10.31	First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	10-Q	10.7	July 10, 2007

10.32	Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	10-Q	10.2	January 9, 2014

10.33	Third Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	8-K	10.1	October 4, 2018

10.34	Form of Executive Employment Agreement between the Company and its former Executive Chairman of the Board and its former Executive Vice Chairman of the Board. *	8-K	99.1	May 21, 2008

10.35	Form of Executive Employment Agreement Release of Claims between the Company and its former Executive Chairman of the Board and its former Executive Vice Chairman of the Board. *	10-Q	10.3	January 5, 2023

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 127

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.36	Executive Employment Agreement made as of January 26, 2015, between the Company and William A. Newlands. *	10-K	10.57	April 28, 2015

10.37	Executive Employment Agreement made as of June 3, 2019, between the Company and Robert L. Hanson. *	10-Q	10.6	June 28, 2019

10.38	Form of Executive Employment Agreement between the Company and certain of its Executive Officers (including James O. Bourdeau, K. Kristann Carey, Garth Hankinson, Michael McGrew, Mallika Monteiro, and James A. Sabia, Jr.). *	10-Q	10.3	June 29, 2017

10.39	Reclassification Agreement, dated as of June 30, 2022, by and among the Company and the Sands Family Stockholders listed therein.	8-K	10.1	June 30, 2022

10.40	Form of Joinder to Reclassification Agreement by and among the Company and the entities party thereto (including AJB Business Holdings LP and ZMSS Business Holdings LP).	10-Q	10.4	January 5, 2023

10.41
Form of Waiver to Reclassification Agreement with respect to offices in the Company’s Florida location by the Company’s former Executive Chairman of the Board and its former Executive Vice Chairman of the Board (filed herewith).

10.42	Registration Rights Agreement, dated as of November 10, 2022, by and among the Company and the stockholders party thereto (including form of Joinder by and among the Company and the entities party thereto (including AJB Business Holdings LP and ZMSS Business Holdings LP)).	8-K	10.1	November 10, 2022

10.43	Description of Compensation Arrangements, as of July 20, 2021, for Non-Management Directors. *	10-Q	10.1	October 6, 2021

10.44	Description of Compensation Arrangements, as of November 10, 2022, for Non-Management Directors. *	8-K	10.2	November 10, 2022

10.45	Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. (filed herewith). +

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

99.1	The Company’s 1989 Employee Stock Purchase Plan (amended and restated as of July 24, 2013). *	8-K	99.1	July 26, 2013

99.2	First Amendment, dated and effective April 25, 2016, to the Company’s 1989 Employee Stock Purchase Plan. *	8-K	99.1	April 28, 2016

99.3	Consent Agreement, dated April 18, 2019, by and between CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.4	April 30, 2019

99.4	Second Amended and Restated Investor Rights Agreement, dated April 18, 2019, by and among Greenstar Canada Investment Limited Partnership, CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.3	April 30, 2019

99.5	Consent Agreement, dated October 24, 2022, by and between CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy. †	8-K	99.2	October 26, 2022

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 128

PART IV	OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Designates management contract or compensatory plan or arrangement.
†    The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.
+    Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 129

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
By:	/s/ William A. Newlands
April 20, 2023
William A. Newlands President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Newlands	/s/ Garth Hankinson
April 20, 2023	April 20, 2023
William A. Newlands, Director, President and Chief Executive Officer (principal executive officer)	Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Robert Sands	/s/ Christy Clark
April 20, 2023	April 20, 2023
Robert Sands, Director and Non-Executive Chairman of the Board	Christy Clark, Director

/s/ Jennifer M. Daniels	/s/ Nicholas I. Fink
April 20, 2023	April 20, 2023
Jennifer M. Daniels, Director	Nicholas I. Fink, Director

/s/ Jeremy S. G. Fowden	/s/ Ernesto M. Hernández
April 20, 2023	April 20, 2023
Jeremy S. G. Fowden, Director	Ernesto M. Hernández, Director

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 130

/s/ Susan Somersille Johnson	/s/ James A. Locke III
April 20, 2023	April 20, 2023
Susan Somersille Johnson, Director	James A. Locke III, Director

/s/ Jose Manuel Madero Garza	/s/ Daniel J. McCarthy
April 20, 2023	April 20, 2023
Jose Manuel Madero Garza, Director	Daniel J. McCarthy, Director

/s/ Richard Sands	/s/ Judy A. Schmeling
April 20, 2023	April 20, 2023
Richard Sands, Director	Judy A. Schmeling, Director

Constellation Brands, Inc. FY 2023 Form 10-K	#WORTHREACHINGFOR I 131