Form 10-Q
period 2023-05-31
CONSTELLATION BRANDS, INC.
filed 2023-06-30
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
Yes  ☐  No  ☒
There were 183,300,716 shares of Class A Common Stock and 23,425 shares of Class 1 Common Stock outstanding as of June 23, 2023.

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

Term	Meaning

$	U.S. dollars
3.20% February 2018 Senior Notes	$600.0 million principal amount of 3.20% senior notes issued in February 2018, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
4.25% May 2013 Senior Notes	$1,050.0 million principal amount of 4.25% senior notes issued in May 2013, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
2021 Authorization	authority to repurchase up to $2.0 billion of our publicly traded common stock, authorized in January 2021 by our Board of Directors
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, that provides for an aggregate revolving credit facility of $2.25 billion
2023 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2023
2023 Canopy Promissory Note	C$100.0 million principal amount of 4.25% promissory note issued to us by Canopy in April 2023
3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers
ABA	alternative beverage alcohol
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and term loan credit agreements
Amended and Restated By-Laws	our amended and restated by-laws which became effective at the Effective Time
Amended and Restated Charter	our amended and restated certificate of incorporation which effectuated the Reclassification at the Effective Time
AOCI	accumulated other comprehensive income (loss)
April 2022 Term Credit Agreement	amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of the Five-Year Term Facility, inclusive of amendments dated as of June 10, 2021, and April 14, 2022
August 2022 Term Credit Agreement	term loan credit agreement, dated as of August 9, 2022, that provided for a $1.0 billion unsecured delayed draw three-year term loan facility
Austin Cocktails	we made an initial investment in the Austin Cocktails business and subsequently acquired the remaining ownership interest
BioSteel	BioSteel Sports Nutrition Inc., a subsidiary of Canopy
C$	Canadian dollars
Canopy	we made an investment in Canopy Growth Corporation, an Ontario, Canada-based public company
Canopy Amendment	a proposed resolution authorizing amending Canopy’s share capital to create Exchangeable Shares and providing for the conversion of Canopy common shares into Exchangeable Shares on a one-for-one basis at any time and at the option of the holder of such shares
Canopy Debt Securities	debt securities issued by Canopy in June 2018
Canopy Equity Method Investment	an investment in Canopy common shares
Canopy Strategic Transaction(s)	any potential acquisition, divestiture, investment, or other similar transaction made by Canopy, including but not limited to the Canopy Transaction
Canopy Transaction	proposed corporate transaction by Canopy, including the creation of Exchangeable Shares, designed to consolidate its U.S. cannabis assets into Canopy USA
Canopy USA	a new U.S. holding company formed by Canopy

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
Class B Stock	our Class B Convertible Common Stock, par value $0.01 per share, eliminated on November 10, 2022, pursuant to the Reclassification
CODM	chief operating decision maker
Comparable Adjustments	certain items affecting comparability that have been excluded by management
Consent Agreement	an agreement between Canopy and (i) Greenstar Canada Investment Limited Partnership and (ii) CBG Holdings LLC, our indirect, wholly-owned subsidiaries
CPG	consumer packaged goods
Craft Beer Divestitures	the Four Corners Divestiture and the Funky Buddha Divestiture, collectively
Daleville Facility	production facility located in Roanoke, Virginia
Depletions	represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data
Digital Business Acceleration	a phased initiative by the Company to create a cohesive digital strategy and build an advanced digital business in the coming years
DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
Effective Time	the time that the Amended and Restated Charter was duly filed with the Secretary of State of the State of Delaware on November 10, 2022
ESG	environmental, social, and governance
Exchangeable Shares	proposed new class of non-voting and non-participating exchangeable shares in Canopy which will be convertible into common shares of Canopy
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	our consolidated financial statements and notes thereto included herein
First Quarter 2023	the Company’s three months ended May 31, 2022
First Quarter 2024	the Company’s three months ended May 31, 2023
Fiscal 2023	the Company’s fiscal year ended February 28, 2023
Fiscal 2024	the Company’s fiscal year ending February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028
Fiscal 2029	the Company’s fiscal year ending February 28, 2029
Five-Year Term Facility	a five-year term loan facility under the April 2022 Term Credit Agreement
Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2023, unless otherwise specified
Four Corners Divestiture	sale of the Four Corners Brewing Company LLC business
Funky Buddha Divestiture	sale of the Funky Buddha Brewery LLC business
GHG	greenhouse gas
IRA	Inflation Reduction Act of 2022, signed into law in the U.S. on August 16, 2022
IT	information technology
Lender	Bank of America, N.A., as lender for the April 2022 Term Credit Agreement
Lingua Franca	Lingua Franca, LLC business, acquired by us
May 2023 Senior Notes	$750.0 million aggregate principal amount of senior notes issued in May 2023

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregon Brewery, Nava Brewery, and Veracruz Brewery
M&T	Manufacturers and Traders Trust Company
NA	not applicable
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Note(s)	notes to the consolidated financial statements
November 2018 Canopy Warrants	warrants acquired in November 2018 which give us the option to purchase common shares of Canopy
Obregon	Obregon, Sonora, Mexico
Obregon Brewery	brewery located in Obregon
OCI	other comprehensive income (loss)
October 2022 Credit Agreement Amendments	amendments dated as of October 18, 2022, to the 2022 Credit Agreement, the April 2022 Term Credit Agreement, and the August 2022 Term Credit Agreement
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances
Reclassification	the reclassification, exchange, and conversion of the Company’s common stock to eliminate the Class B Stock pursuant to the terms and conditions of the Reclassification Agreement
Reclassification Agreement	reclassification agreement in support of the Reclassification, dated June 30, 2022, among the Company and the Sands Family Stockholders
RTD	ready-to-drink
SEC	Securities and Exchange Commission
Sands Family Stockholders
RES Master LLC, RES Business Holdings LP, SER Business Holdings LP, RHT 2015 Business Holdings LP, RSS Master LLC, RSS Business Holdings LP, SSR Business Holdings LP, RSS 2015 Business Holdings LP, RCT 2015 Business Holdings LP, RCT 2020 Investments LLC, NSDT 2009 STZ LLC, NSDT 2011 STZ LLC, RSS Business Management LLC, SSR Business Management LLC, LES Lauren Holdings LLC, MES Mackenzie Holdings LLC, Abigail Bennett, Zachary Stern, A&Z 2015 Business Holdings LP (subsequently liquidated), Marilyn Sands Master Trust, MAS Business Holdings LP, Sands Family Foundation, Richard Sands, Robert Sands, WildStar Partners LLC, Astra Legacy LLC, AJB Business Holdings LP, and ZMSS Business Holdings LP

Securities Act	Securities Act of 1933, as amended
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
TRUE Zero Waste to Landfill Certification	the first zero waste certification program dedicated to measuring, improving, and recognizing zero waste performance by encouraging the adoption of sustainable materials management and reduction practices which contribute to positive environmental, health, and economic outcomes
U.S.	United States of America
Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	a new brewery being constructed in Veracruz
Wine Divestiture	sale of certain mainstream and premium wine brands and related inventory

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31, 2023	February 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$192.5	$133.5
Accounts receivable	933.1	901.6
Inventories	1,951.4	1,898.7
Prepaid expenses and other	575.6	562.3
Total current assets	3,652.6	3,496.1
Property, plant, and equipment	7,190.1	6,865.2
Goodwill	7,953.9	7,925.4
Intangible assets	2,727.4	2,728.1
Equity method investments	291.3	663.3
Deferred income taxes	2,160.5	2,193.3
Other assets	783.4	790.9
Total assets	$24,759.2	$24,662.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$819.1	$1,165.3
Current maturities of long-term debt	558.1	9.5
Accounts payable	1,003.3	941.5
Other accrued expenses and liabilities	810.0	852.0
Total current liabilities	3,190.5	2,968.3
Long-term debt, less current maturities	10,979.8	11,286.5
Deferred income taxes and other liabilities	1,680.7	1,673.6
Total liabilities	15,851.0	15,928.4
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,697,508 shares and 212,697,428 shares, respectively	2.1	2.1
Additional paid-in capital	1,918.1	1,903.0
Retained earnings	12,316.7	12,343.9
Accumulated other comprehensive income (loss)	242.9	28.5
	14,479.8	14,277.5
Less: Treasury stock –
Class A Stock, at cost, 29,438,466 shares and 29,498,426 shares, respectively	(5,894.8)	(5,863.9)
Total CBI stockholders’ equity	8,585.0	8,413.6
Noncontrolling interests	323.2	320.3
Total stockholders’ equity	8,908.2	8,733.9
Total liabilities and stockholders’ equity	$24,759.2	$24,662.3
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2023	2022
Sales	$2,699.5	$2,540.7
Excise taxes	(184.6)	(177.5)
Net sales	2,514.9	2,363.2
Cost of product sold	(1,257.1)	(1,108.2)
Gross profit	1,257.8	1,255.0
Selling, general, and administrative expenses	(493.1)	(438.6)
Operating income (loss)	764.7	816.4
Income (loss) from unconsolidated investments	(415.4)	(187.9)
Interest expense	(118.2)	(88.5)
Loss on extinguishment of debt	(0.7)	(15.3)
Income (loss) before income taxes	230.4	524.7
(Provision for) benefit from income taxes	(91.2)	(125.4)
Net income (loss)	139.2	399.3
Net (income) loss attributable to noncontrolling interests	(3.3)	(9.8)
Net income (loss) attributable to CBI	$135.9	$389.5

Comprehensive income (loss)	$364.5	$658.3
Comprehensive (income) loss attributable to noncontrolling interests	(14.2)	(22.4)
Comprehensive income (loss) attributable to CBI	$350.3	$635.9

Net income (loss) per common share attributable to CBI:
Basic – Class A Stock	$0.74	$2.09
Basic – Class B Stock	NA	$1.89

Diluted – Class A Stock	$0.74	$2.06
Diluted – Class B Stock	NA	$1.89

Weighted average common shares outstanding:
Basic – Class A Stock	183.270	165.335
Basic – Class B Stock	NA	23.206

Diluted – Class A Stock	183.863	189.333
Diluted – Class B Stock	NA	23.206

Cash dividends declared per common share:
Class A Stock	$0.89	$0.80
Class B Stock	NA	$0.72

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2023	$2.1	$—	$1,903.0	$12,343.9	$28.5	$(5,863.9)	$320.3	$8,733.9
Comprehensive income (loss):
Net income (loss)	—	—	—	135.9	—	—	3.3	139.2
Other comprehensive income (loss), net of income tax effect	—	—	—	—	214.4	—	10.9	225.3
Comprehensive income (loss)								364.5
Repurchase of shares	—	—	—	—	—	(35.0)	—	(35.0)
Dividends declared	—	—	—	(163.1)	—	—	—	(163.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(11.3)	(11.3)
Shares issued under equity compensation plans	—	—	0.6	—	—	4.1	—	4.7
Stock-based compensation	—	—	14.5	—	—	—	—	14.5
Balance at May 31, 2023	$2.1	$—	$1,918.1	$12,316.7	$242.9	$(5,894.8)	$323.2	$8,908.2

Balance at February 28, 2022	$1.9	$0.3	$1,808.9	$14,505.4	$(412.7)	$(4,171.9)	$315.9	$12,047.8
Comprehensive income (loss):
Net income (loss)	—	—	—	389.5	—	—	9.8	399.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	246.4	—	12.6	259.0
Comprehensive income (loss)								658.3
Repurchase of shares	—	—	—	—	—	(1,007.6)	—	(1,007.6)
Dividends declared	—	—	—	(148.7)	—	—	—	(148.7)
Noncontrolling interest distributions	—	—	—	—	—	—	(11.2)	(11.2)
Shares issued under equity compensation plans	—	—	(0.6)	—	—	3.8	—	3.2
Stock-based compensation	—	—	16.7	—	—	—	—	16.7
Balance at May 31, 2022	$1.9	$0.3	$1,825.0	$14,746.2	$(166.3)	$(5,175.7)	$327.1	$11,558.5

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$139.2	$399.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on securities measured at fair value	71.8	22.4
Deferred tax provision (benefit)	(0.3)	21.5
Depreciation	105.3	92.7
Stock-based compensation	14.5	16.8
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	220.6	165.5
Noncash lease expense	22.0	21.6
Amortization of debt issuance costs and loss on extinguishment of debt	3.4	17.7
Impairment of Canopy Equity Method Investment	123.5	—
Gain (loss) on settlement of Pre-issuance hedge contracts	1.0	20.7
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(31.5)	17.2
Inventories	(57.6)	(83.0)
Prepaid expenses and other current assets	(17.9)	93.7
Accounts payable	34.2	94.5
Deferred revenue	24.3	26.2
Other accrued expenses and liabilities	(73.2)	(166.2)
Other	86.1	(2.4)
Total adjustments	526.2	358.9
Net cash provided by (used in) operating activities	665.4	758.2

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(277.0)	(196.6)
Purchase of business, net of cash acquired	—	(37.2)
Investments in equity method investees and securities	(21.6)	—
Proceeds from sale of assets	—	6.5
Proceeds from sale of business	6.7	—
Other investing activities	—	0.5
Net cash provided by (used in) investing activities	(291.9)	(226.8)

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	744.8	1,846.8
Principal payments of long-term debt	(502.5)	(1,084.7)
Net proceeds from (repayments of) short-term borrowings	(346.3)	(199.0)
Dividends paid	(164.1)	(149.3)
Purchases of treasury stock	(35.0)	(1,007.6)
Proceeds from shares issued under equity compensation plans	15.9	14.0
Payments of minimum tax withholdings on stock-based payment awards	(11.2)	(10.4)
Payments of debt issuance, debt extinguishment, and other financing costs	(5.0)	(25.8)
Distributions to noncontrolling interests	(11.3)	(11.2)
Net cash provided by (used in) financing activities	(314.7)	(627.2)

Effect of exchange rate changes on cash and cash equivalents	0.2	(1.8)

Net increase (decrease) in cash and cash equivalents	59.0	(97.6)
Cash and cash equivalents, beginning of period	133.5	199.4
Cash and cash equivalents, end of period	$192.5	$101.8

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$142.2	$83.1

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
MAY 31, 2023
(unaudited)

1.    BASIS OF PRESENTATION

We have prepared the Financial Statements, without audit, pursuant to the rules and regulations of the SEC applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2023 Annual Report. Results of operations for interim periods are not necessarily indicative of annual results.

Effective May 31, 2023, we changed our internal management financial reporting to consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we now report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other following the removal of the Canopy operating segment. All financial information for the three months ended May 31, 2022, has been restated to conform to the new segment presentation. For additional information, refer to Note 13.

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	May 31, 2023	February 28, 2023
(in millions)
Raw materials and supplies	$239.1	$245.5
In-process inventories	956.3	967.8
Finished case goods	756.0	685.4
	$1,951.4	$1,898.7

3.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2023 Annual Report and have not changed significantly for the three months ended May 31, 2023.

We have an investment in certain equity securities and other rights which provide us with the option to purchase an additional ownership interest in the equity securities of Canopy (see Note 7). This investment is included in other assets and is accounted for at fair value, with the net gain (loss) from the changes in fair value of this investment recognized in income (loss) from unconsolidated investments (see Note 4). We intend to surrender this investment for cancellation upon completion of the Canopy Transaction and if we elect to convert our Canopy common shares into Exchangeable Shares.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2023	February 28, 2023
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,880.5	$1,969.5

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$669.7	$831.7
Commodity derivative contracts	$392.1	$416.5

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2023, the estimated fair value of derivative instruments in a net liability position due to counterparties was $2.9 million. If we were required to settle the net liability position under these derivative instruments on May 31, 2023, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	May 31, 2023	February 28, 2023		May 31, 2023	February 28, 2023
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$134.6	$109.1	Other accrued expenses and liabilities	$9.3	$9.8
Other assets	$163.7	$134.5	Deferred income taxes and other liabilities	$3.4	$3.5

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$4.3	$5.9	Other accrued expenses and liabilities	$2.9	$3.9
Commodity derivative contracts:
Prepaid expenses and other	$8.7	$21.2	Other accrued expenses and liabilities	$32.0	$19.5
Other assets	$1.5	$4.6	Deferred income taxes and other liabilities	$13.5	$8.3

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Three Months Ended May 31, 2023
Foreign currency contracts	$79.3	Sales	$—
		Cost of product sold	26.4
Pre-issuance hedge contracts	0.6	Interest expense	(0.2)
	$79.9		$26.2

For the Three Months Ended May 31, 2022
Foreign currency contracts	$79.5	Sales	$(0.6)
		Cost of product sold	11.1
Pre-issuance hedge contracts	15.7	Interest expense	(0.5)
	$95.2		$10.0

We expect $110.0 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Three Months Ended May 31, 2023
Commodity derivative contracts	Cost of product sold	$(34.7)
Foreign currency contracts	Selling, general, and administrative expenses	12.7
		$(22.0)

For the Three Months Ended May 31, 2022
Commodity derivative contracts	Cost of product sold	$48.5
Foreign currency contracts	Selling, general, and administrative expenses	6.2
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

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
that are not active, and inputs (other than quoted prices) such as volatility, interest rates, and yield curves that are observable for the asset or liability, either directly or indirectly; and
•Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Fair value methodology
The following methods and assumptions are used to estimate the fair value of our financial instruments:

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

Canopy investment
In April 2023, we extended the maturity of the remaining C$100.0 million principal amount of our Canopy Debt Securities by exchanging them for the 2023 Canopy Promissory Note. As such, our investment in Canopy is comprised of the (i) Canopy Equity Method Investment, (ii) November 2018 Canopy Warrants, and (iii) 2023 Canopy Promissory Note. The November 2018 Canopy Warrants and the 2023 Canopy Promissory Note are measured at fair value. Effective as of May 31, 2023, we determined that neither of these instruments had future economic value given Canopy’s stock price relative to the exercise price of the warrants and the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, prior to the maturity of the note. Accordingly, the fair value of the remaining balances for these instruments were determined to be zero. This reduction in fair value is included in income (loss) from unconsolidated investments within our consolidated results of operations for the three months ended May 31, 2023. If the Canopy Amendment is authorized by Canopy’s shareholders, we intend to negotiate an exchange of the 2023 Canopy Promissory Note for Exchangeable Shares, although neither we nor Canopy has any binding obligation to do so, and we also intend to surrender the November 2018 Canopy Warrants for cancellation upon completion of the Canopy Transaction and if we elect to convert our Canopy common shares into Exchangeable Shares.

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

Long-term debt
The term loan under our term loan credit agreement is a variable interest rate bearing note with a fixed margin, adjustable based upon our debt rating. The carrying value approximates the fair value of the term loan. The fair value of the remaining fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement).

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of May 31, 2023, and February 28, 2023, due to the relatively short maturity of these instruments. As of May 31, 2023, the carrying amount of long-term debt, including the current portion, was $11,537.9 million, compared with an estimated fair value of $10,735.9 million. As of February 28, 2023, the carrying amount of long-term debt, including the current portion, was $11,296.0 million, compared with an estimated fair value of $10,236.0 million.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2023
Assets:
Foreign currency contracts	$—	$302.6	$—	$302.6
Commodity derivative contracts	$—	$10.2	$—	$10.2
Liabilities:
Foreign currency contracts	$—	$15.6	$—	$15.6
Commodity derivative contracts	$—	$45.5	$—	$45.5

February 28, 2023
Assets:
Foreign currency contracts	$—	$249.5	$—	$249.5
Commodity derivative contracts	$—	$25.8	$—	$25.8
November 2018 Canopy Warrants	$—	$0.2	$—	$0.2
Canopy Debt Securities	$—	$69.6	$—	$69.6
Liabilities:
Foreign currency contracts	$—	$17.2	$—	$17.2
Commodity derivative contracts	$—	$27.8	$—	$27.8

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Three Months Ended May 31, 2023
Equity method investments	$142.7	$—	$—	$123.5

Equity method investments
We evaluated the Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the three months ended May 31, 2023. The estimated fair value was determined based on the closing price of the underlying equity security as of May 31, 2023.

5.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2022	$5,120.7	$2,741.7	$7,862.4
Purchase accounting allocations (1)	—	26.3	26.3
Wine Divestiture	—	(24.5)	(24.5)
Foreign currency translation adjustments	68.2	(7.0)	61.2
Balance, February 28, 2023	5,188.9	2,736.5	7,925.4
Foreign currency translation adjustments	30.1	(1.6)	28.5
Balance, May 31, 2023	$5,219.0	$2,734.9	$7,953.9
(1)Purchase accounting allocations associated with the acquisitions of Austin Cocktails, Lingua Franca, and My Favorite Neighbor, LLC.

Divestiture
Wine Divestiture
On October 6, 2022, we sold certain of our mainstream and premium wine brands and related inventory. The net cash proceeds from the Wine Divestiture were utilized primarily to reduce outstanding borrowings. Prior to the Wine Divestiture, we recorded the results of operations of these brands in the Wine and Spirits segment.

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

Subsequent event
Craft Beer Divestitures
In June 2023, we completed the Craft Beer Divestitures. The Craft Beer Divestitures are consistent with our strategic focus on continuing to grow our high-end imported beer brands through maintenance of leading margins and enhancements to our results of operations.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
6.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	May 31, 2023		February 28, 2023
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.4	$17.2	$85.7	$17.7
Other	20.4	—	20.8	—
Total	$105.8	17.2	$106.5	17.7

Nonamortizable intangible assets
Trademarks		2,710.2		2,710.4
Total intangible assets		$2,727.4		$2,728.1

We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2023, and May 31, 2022. Net carrying amount represents the gross carrying value net of accumulated amortization.

7.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	May 31, 2023		February 28, 2023
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1)	$142.7	33.2%	$485.8	34.7%
Other equity method investments	148.6	20%-50%	177.5	20%-50%
	$291.3		$663.3
(1)The fair value based on the closing price of the underlying equity security as of May 31, 2023, and February 28, 2023, was $142.7 million and $398.4 million, respectively. The balance at May 31, 2023, is net of a $123.5 million impairment of our Canopy Equity Method Investment.

Canopy Equity Method Investment
We have an investment in Canopy, a provider of medicinal and adult-use cannabis products. The Canopy Equity Method Investment consists of 171.5 million Canopy common shares. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities is determined by recording the effect of basis differences. Amounts included in our consolidated results of operations for each period are as follows:

	For the Three Months Ended May 31,
	2023	2022
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(219.8)	$(165.0)

Plan to convert Canopy common stock ownership
In October 2022, we entered into a Consent Agreement with Canopy pursuant to which we have provided our consent, subject to certain conditions, to the Canopy Transaction. Canopy only holds non-voting and non-

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
participating exchangeable shares of Canopy USA which are convertible into Class B shares of Canopy USA. Third-party investors hold 100% of the common shares of Canopy USA.

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
•we will have no further governance rights in relation to Canopy, including rights to nominate members to the board of directors of Canopy or approval rights related to certain transactions,
•all of our nominees will resign from the board of directors of Canopy; and
•as our investment in Canopy common shares makes up our Canopy Equity Method Investment, we expect to no longer apply the equity method to our investment in Canopy, which we expect will instead be accounted for at fair value with changes reported in income (loss) from unconsolidated investments within our consolidated results.

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

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
8.    BORROWINGS

Borrowings consist of the following:

	May 31, 2023			February 28, 2023
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$819.1			$1,165.3
	$819.1			$1,165.3

Long-term debt
Term loan credit facilities	$—	$300.0	$300.0	$799.2
Senior notes	548.8	10,664.6	11,213.4	10,470.6
Other	9.3	15.2	24.5	26.2
	$558.1	$10,979.8	$11,537.9	$11,296.0

Bank facilities
The Company, CB International, the Administrative Agent, and certain other lenders are parties to a credit agreement, as amended and restated, the 2022 Credit Agreement. Also, the Company, the Administrative Agent, and the Lender are parties to a term credit agreement, as amended and restated, the April 2022 Term Credit Agreement. The Company, the Administrative Agent, and certain other lenders were parties to a term credit agreement, the August 2022 Term Credit Agreement. In May 2023, we repaid the outstanding three-year term loan facility borrowings under our August 2022 Term Credit Agreement with proceeds from the May 2023 Senior Notes (see “Senior notes” below).

In October 2022, the Company, CB International, the Administrative Agent, and certain other lenders agreed to amend the 2022 Credit Agreement and the Company, the Administrative Agent, and the Lender agreed to amend the April 2022 Term Credit Agreement. The October 2022 Credit Agreement Amendments revise certain defined terms and covenants and will become effective upon (i) the amendment by Canopy of its Articles of Incorporation, (ii) the conversion of our Canopy common shares into Exchangeable Shares, and (iii) the resignation of our nominees from the board of directors of Canopy.

As of May 31, 2023, aggregate credit facilities under the 2022 Credit Agreement and the April 2022 Term Credit Agreement consist of the following:

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
(3)We are the borrower under the term loan credit agreement.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

As of May 31, 2023, information with respect to borrowings under the 2022 Credit Agreement and the April 2022 Term Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
2022 Credit Agreement
Revolving credit facility	$—	—%	—%	$11.6	$1,418.0

April 2022 Term Credit Agreement
Five-Year Term Facility	$300.0	6.0%	0.88%
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $820.4 million (excluding unamortized discount) (see “Commercial paper program” below).

We and our subsidiaries are subject to covenants that are contained in the 2022 Credit Agreement and the April 2022 Term Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.25 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2022 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility. As of May 31, 2023, we had $819.1 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 5.6% and a weighted average remaining term of twelve days.

Senior notes
In May 2023, we issued $750.0 million aggregate principal amount of 4.90% senior notes due May 2033. Proceeds from this offering, net of discount and debt issuance costs, were $740.0 million. Interest on the 4.90% May 2023 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2023. The 4.90% May 2023 Senior Notes are redeemable, in whole or in part, at our option at any time prior to February 1, 2033, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted treasury rate, as defined in the applicable indenture, plus 25 basis points. On or after February 1, 2033, we may redeem the 4.90% May 2023 Senior Notes, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. The 4.90% May 2023 Senior Notes are senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Debt payments
As of May 31, 2023, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $61.4 million and $25.2 million, respectively) for the remaining nine months of Fiscal 2024 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2024	$8.0
Fiscal 2025	956.5
Fiscal 2026	1,704.8
Fiscal 2027	603.7
Fiscal 2028	1,801.5
Fiscal 2029	500.0
Thereafter	6,050.0
$11,624.5

9.    INCOME TAXES

Our effective tax rate for the three months ended May 31, 2023, and May 31, 2022, was 39.6% and 23.9%, respectively.

For the three months ended May 31, 2023, our effective tax rate was higher than the federal statutory rate of 21% primarily due to an increase in the valuation allowance related to our investment in Canopy, partially offset by (i) a net income tax benefit recognized as a result of a change in tax entity classification and (ii) the benefit of lower effective tax rates applicable to our foreign businesses.

For the three months ended May 31, 2022, our effective tax rate was higher than the federal statutory rate of 21% primarily due an increase in the valuation allowance related to our investment in Canopy, partially offset by the benefit of lower effective tax rates applicable to our foreign businesses.

10.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B (1)	Class 1	Class A	Class B (1)
Balance at February 28, 2023	212,697,428	—	22,705	29,498,426	—
Share repurchases	—	—	—	153,937	—
Conversion of shares	80	—	(80)	—	—
Exercise of stock options	—	—	800	(129,595)	—
Vesting of restricted stock units (2)	—	—	—	(71,189)	—
Vesting of performance share units (2)	—	—	—	(13,113)	—
Balance at May 31, 2023	212,697,508	—	23,425	29,438,466	—

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Common Stock			Treasury Stock
	Class A	Class B (1)	Class 1	Class A	Class B (1)
Balance at February 28, 2022	187,263,859	28,212,340	2,248,679	22,824,607	5,005,800
Share repurchases	—	—	—	4,065,508	—
Conversion of shares	655	(655)	—	—	—
Exercise of stock options	—	—	35	(108,228)	—
Vesting of restricted stock units (2)	—	—	—	(71,064)	—
Vesting of performance share units (2)	—	—	—	(16,326)	—
Balance at May 31, 2022	187,264,514	28,211,685	2,248,714	26,694,497	5,005,800
(1)Prior to the Reclassification, we had an additional class of common stock with a material number of shares outstanding: Class B Stock. Shares of Class B Stock were convertible into shares of Class A Stock on a one-to-one basis at any time at the option of the holder. In November 2022, we completed the Reclassification at the Effective Time as contemplated by the Reclassification Agreement. Pursuant to the Reclassification, each share of Class B Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged, and converted into one share of Class A Stock and the right to receive $64.64 in cash, without interest. The aggregate cash payment to holders of Class B Stock at the Effective Time was $1.5 billion.
(2)Net of the following shares withheld to satisfy tax withholding requirements:

For the Three Months Ended May 31,
2023
Restricted Stock Units	39,839
Performance Share Units	8,735

2022
Restricted Stock Units	37,308
Performance Share Units	4,919

Stock repurchases
In January 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2021 Authorization become treasury shares. For the three months ended May 31, 2023, we repurchased 153,937 shares of Class A Stock through open market transactions pursuant to this authorization at an aggregate cost of $35.0 million.

As of May 31, 2023, total shares repurchased under the 2021 Authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$1,171.6	4,985,847

11.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the three months ended May 31, 2023, net income (loss) per common share – basic for Class A Stock has been computed based on the weighted average shares of common stock outstanding during the period. Net income (loss) per common share – diluted for Class A Stock reflects the weighted average shares of common stock

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based awards. The dilutive computation does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on the net income (loss) per common share attributable to CBI. The computation of basic and diluted net income (loss) per common share for Class A Stock are as follows:

For the Three Months Ended May 31, 2023
(in millions, except per share data)
Net income (loss) attributable to CBI	$135.9

Weighted average common shares outstanding – basic	183.270
Stock-based awards, primarily stock options	0.593
Weighted average common shares outstanding – diluted	183.863

Net income (loss) per common share attributable to CBI – basic	$0.74
Net income (loss) per common share attributable to CBI – diluted	$0.74
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

	For the Three Months Ended May 31, 2022
	Class A Stock	Class B Stock
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$345.6	$43.9
Conversion of Class B common shares into Class A common shares	43.9	—
Effect of stock-based awards on allocated net income (loss)	—	(0.1)
Net income (loss) attributable to CBI allocated – diluted	$389.5	$43.8

Weighted average common shares outstanding – basic	165.335	23.206
Conversion of Class B common shares into Class A common shares	23.206	—
Stock-based awards, primarily stock options	0.792	—
Weighted average common shares outstanding – diluted	189.333	23.206

Net income (loss) per common share attributable to CBI – basic	$2.09	$1.89
Net income (loss) per common share attributable to CBI – diluted	$2.06	$1.89

12.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2023
Net income (loss) attributable to CBI			$135.9

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$163.4	$—	163.4
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	163.4	—	163.4
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	86.4	(10.4)	76.0
Amounts reclassified	(27.8)	3.2	(24.6)
Net gain (loss) recognized in other comprehensive income (loss)	58.6	(7.2)	51.4
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.3)	0.1	(0.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.3)	0.1	(0.2)
Share of OCI of equity method investments
Net gain (loss)	(0.3)	0.1	(0.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.3)	0.1	(0.2)
Other comprehensive income (loss) attributable to CBI	$221.4	$(7.0)	214.4
Comprehensive income (loss) attributable to CBI			$350.3

For the Three Months Ended May 31, 2022
Net income (loss) attributable to CBI			$389.5
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$170.3	$—	170.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	170.3	—	170.3
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	105.5	(14.8)	90.7
Amounts reclassified	(10.0)	0.9	(9.1)
Net gain (loss) recognized in other comprehensive income (loss)	95.5	(13.9)	81.6
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.3)	—	(0.3)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.3)	—	(0.3)
Share of OCI of equity method investments
Net gain (loss)	(9.0)	3.8	(5.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(9.0)	3.8	(5.2)
Other comprehensive income (loss) attributable to CBI	$256.5	$(10.1)	246.4
Comprehensive income (loss) attributable to CBI			$635.9

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2023	$(176.4)	$198.5	$(3.9)	$10.3	$28.5
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	163.4	76.0	(0.2)	(0.2)	239.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(24.6)	—	—	(24.6)
Other comprehensive income (loss)	163.4	51.4	(0.2)	(0.2)	214.4
Balance, May 31, 2023	$(13.0)	$249.9	$(4.1)	$10.1	$242.9

13.    BUSINESS SEGMENT INFORMATION

Prior to May 31, 2023, our internal management financial reporting consisted of three business divisions: (i) Beer, (ii) Wine and Spirits, and (iii) Canopy and we reported our operating results in four segments: (i) Beer, (ii) Wine and Spirits, (iii) Corporate Operations and Other, and (iv) Canopy. Due to several factors occurring as of May 31, 2023, including those which led to the additional Canopy Equity Method Investment impairment combined with Canopy’s financial results no longer being provided to, or reviewed by, our CODM, and no longer being used to make strategic decisions, allocate resources, or assess performance, we have removed Canopy as a reportable segment. Accordingly, effective May 31, 2023, our internal management financial reporting consists of two business divisions: (i) Beer and (ii) Wine and Spirits and we report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other.

In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to import, market, and sell our Mexican beer portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, IT, legal, and public relations, as well as our Canopy investment and investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

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

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2023	2022
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(34.7)	$48.5
Flow through of inventory step-up	(0.7)	(1.0)
Settlements of undesignated commodity derivative contracts	0.6	(23.3)
Recovery of (loss on) inventory write-down	—	0.2
Comparable Adjustments, Cost of product sold	(34.8)	24.4

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(14.9)	(1.4)
Transition services agreements activity	(5.7)	(3.4)
Transaction, integration, and other acquisition-related costs	(0.3)	(0.2)
Other gains (losses) (1)	(6.8)	4.5
Comparable Adjustments, Selling, general, and administrative expenses	(27.7)	(0.5)
Comparable Adjustments, Operating income (loss)	$(62.5)	$23.9

(1)	Primarily includes the following:
		For the Three Months Ended May 31,
		2023	2022
	(in millions)
	Gain (loss) on sale of business	$(7.0)	$—
	Gain from remeasurement of previously held equity method investments	$—	$5.2

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2023 Annual Report. Segment information is as follows:

	For the Three Months Ended May 31,
	2023	2022
(in millions)
Beer
Net sales	$2,098.6	$1,898.2
Segment operating income (loss)	$797.8	$762.8
Capital expenditures	$205.6	$161.8
Depreciation and amortization	$78.8	$68.2

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Three Months Ended May 31,
	2023	2022
(in millions)
Wine and Spirits
Net sales:
Wine	$361.0	$404.1
Spirits	55.3	60.9
Net sales	$416.3	$465.0
Segment operating income (loss)	$79.3	$91.0
Income (loss) from unconsolidated investments	$2.3	$1.5
Equity method investments	$96.8	$98.0
Capital expenditures	$38.6	$29.8
Depreciation and amortization	$22.5	$22.3

Corporate Operations and Other
Segment operating income (loss)	$(49.9)	$(61.3)
Income (loss) from unconsolidated investments	$(33.3)	$(54.0)
Equity method investments	$194.5	$2,436.0
Capital expenditures	$32.8	$5.0
Depreciation and amortization	$4.4	$3.2

Comparable Adjustments
Operating income (loss)	$(62.5)	$23.9
Income (loss) from unconsolidated investments	$(384.4)	$(135.4)

Consolidated
Net sales	$2,514.9	$2,363.2
Operating income (loss)	$764.7	$816.4
Income (loss) from unconsolidated investments (1)	$(415.4)	$(187.9)
Equity method investments	$291.3	$2,534.0
Capital expenditures	$277.0	$196.6
Depreciation and amortization	$105.7	$93.7

(1)	Income (loss) from unconsolidated investments consists of:
		For the Three Months Ended May 31,
		2023	2022
	(in millions)
	Impairment of Canopy Equity Method Investment	$(123.5)	$—
	Unrealized net gain (loss) on securities measured at fair value	(71.8)	(22.4)
	Equity in earnings (losses) from Canopy and related activities	(219.8)	(165.0)
	Equity in earnings (losses) from other equity method investees and related activities	(0.3)	(0.5)
		$(415.4)	$(187.9)

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 22

MD&A	Table of Contents
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows, and results of operations. It should be read in conjunction with our Financial Statements and with our consolidated financial statements and notes included in our 2023 Annual Report. This MD&A is organized as follows:

Overview.    This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

Strategy.    This section provides a description of our strategy and a discussion of a recent development, global supply chain impacts, and significant divestitures, acquisitions, and investments.

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended May 31, 2023, and May 31, 2022. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

Liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, and liquidity position. Included in the analysis of outstanding debt is a discussion of the financial capacity available to fund our on-going operations and future commitments, as well as a discussion of other financing arrangements.

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

Effective May 31, 2023, we changed our internal management financial reporting to consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we now report our operating results in three

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 23

MD&A	Table of Contents
segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other following the removal of the Canopy operating segment. For additional information, refer to Note 13.

In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to import, market, and sell our Mexican beer portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-margin, higher-growth wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, IT, legal, and public relations, as well as our Canopy investment and investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

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

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a diverse talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with consumer-led premiumization trends, which we believe will continue to drive faster growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. We also believe a key component to driving faster growth rates is to invest and strengthen our leadership position within the DTC and 3-tier eCommerce channels. We have launched a multi-year Digital Business Acceleration initiative, which we believe will enable us to drive results by enhancing our technology capabilities in key areas. In Fiscal 2024, we will continue to focus our Digital Business Acceleration initiative efforts on procurement, end-to-end supply chain planning, and marketing optimization, as well as introduce a new focus area, logistics. Additionally, we believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives.

Our business strategy for the Beer segment focuses on strengthening our leadership position in the high-end segment of the U.S. beer market and continuing to grow our high-end imported beer brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, including within the 3-tier eCommerce channel, as well as continued expansion, optimization, and/or construction activities at our breweries in Mexico. Additionally, in an effort to compete more fully in growing sectors of the high-end segment of the U.S. beer market, we have leveraged our

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 24

MD&A	Table of Contents
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

Marketing, sales, and distribution of our products are primarily managed on a geographic basis allowing us to leverage leading market positions. In addition, market dynamics and consumer trends vary across each of our markets. Within our primary market in the U.S., we offer a range of beverage alcohol products across the imported beer, ABA, and branded wine and spirits categories, with generally separate distribution networks utilized for (i) our beer portfolio and (ii) our wine and spirits portfolio. The environment for our products is competitive in each of our markets.

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth as well as our target net leverage ratio and dividend payout ratio; invest to support the growth of our business; and deliver additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by inflation, changing prices, and reductions in discretionary income of consumers available to purchase our products, as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, such as repercussions from the conflict in Ukraine. We expect some or all of these impacts to continue in Fiscal 2024. We intend to continue to monitor the inflationary environment and the impact on the consumer when we consider passing along rising costs through further selling price increases, subject to normal competitive conditions. In addition, we continue to identify on-going cost savings initiatives, including our commodity and foreign exchange hedging programs. However, there can be no assurance that we will be able to fully mitigate rising costs through increased selling prices and/or cost savings initiatives. Furthermore, to the extent climate-related severe weather events, such as droughts, floods, wildfires, extreme heat, and/or late frosts, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

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

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 25

MD&A	Table of Contents
Specifically, we have focused on areas where we believe we have the greatest opportunities to make meaningful, positive impacts for people and the planet, and we dedicate our resources towards:
Serving as good stewards of our environment and natural resources
Modeling water stewardship for our industry; and reducing GHG emissions through energy conservation and renewable energy initiatives; and reducing operational waste and enhancing the use of returnable, recyclable, or renewable packaging
Enhancing social equity within our industry and communities
Championing the professional development and advancement of women in the beverage alcohol industry and our communities; enhancing economic development and prosperity in disadvantaged communities; and championing an inclusive culture within our organization, characterized by diversity in background and thought, which reflects our consumers and the communities where we live and work
Promoting responsible beverage alcohol consumption
Ensuring the responsible promotion and marketing of our products; and empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

During First Quarter 2024 we took the following steps to advance our ESG strategy by key area:

Serving as good stewards of our environment and natural resources
•developed new targets to (i) pursue a TRUE Zero Waste to Landfill Certification in key operating facilities and (ii) significantly enhance our use of circular packaging across our beverage alcohol portfolio, both by Fiscal 2025
•held an interactive virtual presentation by The Nature Conservancy to recognize World Water Day, which is celebrated annually around the world on March 22. Almost 500 employees from around the globe participated in a discussion on topics related to our water stewardship strategies, targets, and efforts as well as new projects we initiated with The Nature Conservancy for calendar 2023
•held a series of in-person volunteer events for Earth Month where almost 70 employees across the U.S. planted native trees, cleared trails of debris to protect plants, animals, and nature from habitat disturbance, and planted native grasses and shrubs to improve park aesthetics, prevent erosion, and improve the quality of drinking water and wildlife habitat

Enhancing social equity within our industry and communities
•promoted Dress for Success’ Your Hour, Her Power® annual campaign for Women's History Month and International Women's Day, and committed to matching employee contributions 2:1. The Your Hour, Her Power® pledge asks individuals to donate one hour of pay to help other women gain financial independence and professional mobility

Promoting responsible beverage alcohol consumption
•partnered with Uber to provide safe rides home for U.S. employees celebrating Cinco de Mayo
•collaborated with Responsibility.org, a national not-for-profit that aims to empower adults to make a lifetime of responsible alcohol choices, for Alcohol Responsibly Month by sharing with our employees their Mindful Mixology Webinar focused on alcohol responsibility topics while preparing no- and low-alcohol cocktails
•held Corona Non-Alcoholic launch parties at various of our office locations to elevate alcohol responsibility and awareness in pursuit of a well-balanced lifestyle

Recent Development

Craft Beer Divestitures
In June 2023, we completed the Craft Beer Divestitures. The Craft Beer Divestitures are consistent with our strategic focus on continuing to grow our high-end imported beer brands through maintenance of leading margins and enhancements to our results of operations.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 26

MD&A	Table of Contents
Global Supply Chain Impacts

We believe the impact of COVID-19 on our business has largely diminished at this time; however, uncertainties continue, particularly around disruptions to the global supply chain and shifting consumer behaviors. Fiscal 2024 has been, and is expected to continue to be, impacted by challenges with both global supply and transportation which have contributed to higher cost of product sold. For example, wine produced in New Zealand and Italy and subsequently shipped to the U.S. for distribution continues to be affected by increased costs of ocean freight shipping. To the extent these or similar circumstances continue to occur or accelerate in future periods it could have a material impact on our results of operations.

Divestitures, acquisitions, and investments

Beer segment
Daleville Facility
In May 2023, we sold the Daleville Facility in connection with management’s decision to exit the craft beer business. The net cash proceeds from the transaction were used primarily for general corporate purposes.

Wine and Spirits segment
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

Our Wine and Spirits segment divestiture and acquisitions support our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Canopy investment
We have an investment in Canopy, a North American cannabis and CPG company providing medicinal and adult-use cannabis products, which expands our portfolio into adjacent categories. We expect to convert our Canopy common shares into Exchangeable Shares following the completion of the Canopy Transaction.

Canopy Equity Method Investment
We evaluated the Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents
of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for First Quarter 2024.

2023 Canopy Promissory Note
In April 2023, we extended the maturity of the remaining C$100.0 million principal amount of our Canopy Debt Securities by exchanging them for the 2023 Canopy Promissory Note. The fair value of the Canopy Debt Securities was $69.6 million as of February 28, 2023. As of May 31, 2023, we determined that the 2023 Canopy Promissory Note had no future economic value and, accordingly, the fair value was reduced to zero.

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
•all of our nominees will resign from the board of directors of Canopy; and
•as our investment in Canopy common shares makes up our Canopy Equity Method Investment, we expect to no longer apply the equity method to our investment in Canopy, which we expect to instead be accounted for at fair value with changes reported in income (loss) from unconsolidated investments within our consolidated results.

For additional information on these divestitures, acquisitions, and investments refer to Notes 4, 5, 7, and 13.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of the Wine Divestiture, as appropriate.

First Quarter 2024 compared with First Quarter 2023

•Our results of operations were negatively impacted by (i) an impairment of our Canopy Equity Method Investment for First Quarter 2024, (ii) an increase in equity in losses from Canopy’s results, and (iii) an increase in unrealized net loss from the changes in fair value of our investment in Canopy, partially offset by improvements within the Beer segment driven by shipment volume growth.

•Net sales increased 6% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing.

•Operating income decreased 6% largely due to losses on undesignated commodity derivative contracts and increased restructuring and other strategic business development costs as compared to First Quarter 2023, partially offset by the improvements within the Beer segment as shipment volume growth exceeded higher operational costs and an increase in media investments.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents
•Net income attributable to CBI and diluted net income per common share attributable to CBI decreased 65% and 64%, respectively, largely due to the items discussed above as well as higher interest expense, partially offset by lower provision for income taxes as compared to First Quarter 2023.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	First Quarter 2024	First Quarter 2023
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(34.7)	$48.5
Flow through of inventory step-up	(0.7)	(1.0)
Settlements of undesignated commodity derivative contracts	0.6	(23.3)
Recovery of (loss on) inventory write-down	—	0.2
Comparable Adjustments, Cost of product sold	(34.8)	24.4

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(14.9)	(1.4)
Transition services agreements activity	(5.7)	(3.4)
Transaction, integration, and other acquisition-related costs	(0.3)	(0.2)
Other gains (losses)	(6.8)	4.5
Comparable Adjustments, Selling, general, and administrative expenses	(27.7)	(0.5)
Comparable Adjustments, Operating income (loss)	$(62.5)	$23.9

Comparable Adjustments, Income (loss) from unconsolidated investments	$(384.4)	$(135.4)

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

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
Recovery of (loss on) inventory write-down
We recognized a gain from a change in estimate on reserved bulk wine inventory and certain grapes as a result of smoke damage sustained during the 2020 U.S. West Coast wildfires.

Selling, general, and administrative expenses
Restructuring and other strategic business development costs
We recognized costs in connection with certain activities which are intended to streamline, increase efficiencies, and reduce our cost structure primarily within the Wine and Spirits segment.

Transition services agreements activity
We recognized costs in connection with transition services agreements related to the previous sale of a portion of our wine and spirits business.

Transaction, integration, and other acquisition-related costs
We recognized transaction, integration, and other acquisition-related costs in connection with our investments, acquisitions, and divestitures.

Other gains (losses)
We recognized other gains (losses) primarily from a loss on sale of the Daleville Facility (First Quarter 2024) and a gain recognized on the remeasurement of our previously held equity interests to the acquisition-date fair value (First Quarter 2023).

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) comparable adjustments to equity in losses from Canopy’s results, (ii) an impairment of our Canopy Equity Method Investment (First Quarter 2024), and (iii) unrealized net losses from the changes in fair value of our securities measured at fair value. For additional information, refer to Notes 4 and 7.

Business Segments
First Quarter 2024 compared to First Quarter 2023

Net sales

	First Quarter 2024	First Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$2,098.6	$1,898.2	$200.4	11%
Wine and Spirits:
Wine	361.0	404.1	(43.1)	(11%)
Spirits	55.3	60.9	(5.6)	(9%)
Total Wine and Spirits	416.3	465.0	(48.7)	(10%)
Consolidated net sales	$2,514.9	$2,363.2	$151.7	6%

Beer segment	First Quarter 2024	First Quarter 2023	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,098.6	$1,898.2	$200.4	11%

Shipments	107.0	99.5		7.5%

Depletions				5.5%

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
The increase in Beer net sales is largely due to $142.5 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand and $59.7 million of favorable impact from pricing in select markets within our Mexican beer portfolio. For the remainder of Fiscal 2024, we expect depletion volume to exceed shipment volume resulting in volumes being generally aligned for the fiscal year.

Wine and Spirits segment	First Quarter 2024	First Quarter 2023	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$416.3	$465.0	$(48.7)	(10%)

Shipments
Total	5.9	6.8		(13.2%)
Organic (1)	5.9	6.5		(9.2%)

U.S. Domestic	5.2	5.8		(10.3%)
Organic U.S. Domestic (1)	5.2	5.6		(7.1%)

Depletions (1)				(6.3%)
(1)Includes an adjustment to remove volume associated with the Wine Divestiture for the period March 1, 2022, through May 31, 2022.

The decrease in Wine and Spirits net sales is due to a $28.3 million decrease in organic net sales and $20.4 million from the Wine Divestiture. The decrease in organic net sales is driven by (i) a $36.1 million decrease in branded wine and spirits shipment volume primarily from our lower-end brands and (ii) a $3.7 million decrease in non-branded net sales primarily due to a decline in bulk wine as compared to First Quarter 2023, partially offset by $11.9 million of favorable impact from pricing, including an increase in a contractual distributor payment.

Gross profit

	First Quarter 2024	First Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$1,098.7	$1,019.5	$79.2	8%
Wine and Spirits	193.9	211.1	(17.2)	(8%)
Comparable Adjustments	(34.8)	24.4	(59.2)	NM
Consolidated gross profit	$1,257.8	$1,255.0	$2.8	—%

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents

The increase in Beer gross profit is primarily due to (i) $76.7 million of shipment volume growth, (ii) the $59.7 million favorable impact from pricing, and (iii) $7.0 million of favorable product mix, partially offset by $64.3 million of higher cost of product sold. The higher cost of product sold is largely due to (i) $40.9 million of higher material costs, including aluminum, glass, malt, and starch, driven by inflation and global supply chain constraints, (ii) $9.2 million of higher depreciation resulting from the Mexico Beer Projects, (iii) a $6.4 million increase in brewery costs primarily driven by increased compensation and benefits and administrative costs, and (iv) $6.2 million of increased transportation costs, partially offset by $6.1 million of lower inventory obsolescence as compared to First Quarter 2023. To partially offset the increases in cost of product sold we are executing initiatives that have resulted in over $30 million of cost savings for First Quarter 2024.

The decrease in Wine and Spirits gross profit is due to $11.9 million from the Wine Divestiture and a $5.3 million decrease in organic gross profit. The decrease in organic gross profit is attributable to (i) a $17.4 million decrease in branded wine and spirits shipment volume and (ii) $7.1 million of unfavorable product mix, partially offset by (i) the $11.9 million favorable impact from pricing and (ii) $9.5 million of lower cost of product sold. The decrease in cost of product sold was largely attributable to (i) $8.5 million of cost savings initiatives, primarily resulting in lower grape costs as well as lower materials and packaging costs and (ii) $3.7 million of decreased transportation and warehousing costs, including ocean freight shipping, partially offset by an increase in inventory obsolescence as compared to First Quarter 2023.

Gross profit as a percent of net sales decreased to 50.0% for First Quarter 2024 compared with 53.1% for First Quarter 2023. This decrease was largely due to (i) approximately 255 basis points of rate decline from cost of product sold within the Beer segment, driven by the increase in operational costs, and (ii) an unfavorable change of approximately 235 basis points in Comparable Adjustments, partially offset by (i) 105 basis points of favorable impact from Beer pricing in select markets, (ii) approximately 35 basis points of rate growth from lower cost of product sold with the Wine and Spirits segment, and (iii) 30 basis points of favorable impact from product mix shift within the Beer segment.

Selling, general, and administrative expenses

	First Quarter 2024	First Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$300.9	$256.7	$44.2	17%
Wine and Spirits	114.6	120.1	(5.5)	(5%)
Corporate Operations and Other	49.9	61.3	(11.4)	(19%)
Comparable Adjustments	27.7	0.5	27.2	NM
Consolidated selling, general, and administrative expenses	$493.1	$438.6	$54.5	12%

The increase in Beer selling, general, and administrative expenses is driven largely by $28.9 million of increased marketing spend and $15.2 million of increased general and administrative expenses. The increase in marketing spend is primarily driven by ongoing media investments to build awareness of our high-end imported beer brands as well as recent spend to support a new product launch. The increase in general and administrative expenses was driven primarily by (i) increased legal expenses, (ii) unfavorable foreign currency impact, and (ii) higher compensation and benefits, primarily related to incremental headcount to support the growth of our Mexican beer portfolio, partially offset by decreased costs associated with the Mexicali Brewery as compared to First Quarter 2023.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents

The decrease in Wine and Spirits selling, general, and administrative expenses is primarily due to a $6.6 million decrease in marketing spend driven by less planned media investments for our lower-end brands as compared to First Quarter 2023.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to a reduction in third-party services, driven by higher Digital Business Acceleration investments in First Quarter 2023.

Selling, general, and administrative expenses as a percent of net sales increased to 19.6% for First Quarter 2024 as compared to 18.6% for First Quarter 2023. The increase is largely driven by (i) an unfavorable change in Comparable Adjustments, contributing approximately 95 basis points of rate growth and (ii) approximately 35 basis points of rate growth as the increase in Beer selling, general, and administrative expenses exceeded the increase in net sales, partially offset by approximately 40 basis points of rate decline from a decrease in the Corporate Operations and Other segment’s selling, general, and administrative expenses.

Operating income (loss)

	First Quarter 2024	First Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$797.8	$762.8	$35.0	5%
Wine and Spirits	79.3	91.0	(11.7)	(13%)
Corporate Operations and Other	(49.9)	(61.3)	11.4	19%
Comparable Adjustments	(62.5)	23.9	(86.4)	NM
Consolidated operating income (loss)	$764.7	$816.4	$(51.7)	(6%)

The increase in Beer operating income is largely attributable to the shipment volume growth within our Mexican beer portfolio and the favorable pricing impact, as described above, partially offset by higher operational costs and marketing spend.

The decrease in Wine and Spirits operating income is largely attributable to the decline in branded wine and spirits shipment volume, the Wine Divestiture, and the unfavorable product mix shift, as described above, partially offset by the lower cost of product sold and the lower marketing spend.

As previously discussed, the Corporate Operations and Other decrease in operating loss is largely due to the higher First Quarter 2023 Digital Business Acceleration investments.

Income (loss) from unconsolidated investments

	First Quarter 2024	First Quarter 2023	Dollar Change	Percent Change
(in millions)
Impairment of Canopy Equity Method Investment	$(123.5)	$—	$(123.5)	NM
Unrealized net gain (loss) on securities measured at fair value	(71.8)	(22.4)	(49.4)	NM
Equity in earnings (losses) from Canopy and related activities	(219.8)	(165.0)	(54.8)	(33%)
Equity in earnings (losses) from other equity method investees and related activities	(0.3)	(0.5)	0.2	40%
	$(415.4)	$(187.9)	$(227.5)	NM

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents

Interest expense
Interest expense increased to $118.2 million for First Quarter 2024 as compared to $88.5 million for First Quarter 2023. This increase of $29.7 million, or 34%, is due to higher average borrowings of approximately $1.9 billion and approximately 50 basis points of higher weighted average interest rates, partially offset by an increase in capitalized interest in connection with the Mexico Beer Projects. The higher average borrowings and weighted average interest rates are largely attributable to funding the aggregate cash payment to holders of Class B Stock in connection with the Reclassification. For additional information, refer to Note 8.

Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of a premium payment and the write-off of debt issuance costs in connection with the May 2022 tender offers of our 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes (First Quarter 2023).

(Provision for) benefit from income taxes
The provision for income taxes decreased to $91.2 million for First Quarter 2024 from $125.4 million for First Quarter 2023. Our effective tax rate for First Quarter 2024 was 39.6% as compared with 23.9% for First Quarter 2023. In comparison to prior year, our income taxes were impacted primarily by:

•an increase in the valuation allowance related to our investment in Canopy; partially offset by
•a net income tax benefit recognized as a result of a change in tax entity classification; and
•the effective tax rates applicable to our foreign businesses.

For additional information, refer to Note 9.

We expect our reported effective tax rate for Fiscal 2024 to be in the range of 19% to 21%. This range does not reflect any future equity in earnings (losses) from the Canopy Equity Method Investment and related activities.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $135.9 million for First Quarter 2024 from $389.5 million for First Quarter 2023. This decrease of $253.6 million, or 65%, is largely attributable to (i) the impairment of our Canopy Equity Method Investment for First Quarter 2024, (ii) the increase in equity in losses from Canopy’s results, and (iii) the increase in unrealized net loss from the changes in fair value of our investment in Canopy, partially offset by the First Quarter 2024 improvements within the Beer segment as shipment volume growth exceeded higher operational costs and the increase in media investments.

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

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

We have an agreement with a financial institution for payment services and began to facilitate a voluntary supply chain finance program through this participating financial institution during Fiscal 2023. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of May 31, 2023, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $8.4 million and was included in accounts payable within our consolidated balance sheet. The amount settled through the supply chain finance program and paid to the financial institution was $8.0 million during First Quarter 2024. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Cash Flows

	First Quarter 2024	First Quarter 2023	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$665.4	$758.2	$(92.8)
Investing activities	(291.9)	(226.8)	(65.1)
Financing activities	(314.7)	(627.2)	312.5
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.8)	2.0
Net increase (decrease) in cash and cash equivalents	$59.0	$(97.6)	$156.6

Operating activities
The decrease in net cash provided by (used in) operating activities consists of:

	First Quarter 2024	First Quarter 2023	Dollar Change
(in millions)
Net income (loss)	$139.2	$399.3	$(260.1)
Unrealized net (gain) loss on securities measured at fair value	71.8	22.4	49.4
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	220.6	165.5	55.1
Impairment of Canopy Equity Method Investment	123.5	—	123.5
Other non-cash adjustments	232.0	188.6	43.4
Change in operating assets and liabilities, net of effects from purchase and sale of business	(121.7)	(17.6)	(104.1)
Net cash provided by (used in) operating activities	$665.4	$758.2	$(92.8)

The $104.1 million net change in operating assets and liabilities was largely driven by (i) accounts payable primarily attributable to the timing of payments for the Wine and Spirits segment and (ii) increased accounts receivable for the Beer segment primarily due to an increase in net sales. These changes were partially offset by reduced inventory levels for the Beer segment. Additionally, net cash provided by operating activities benefited from lower income tax payments in First Quarter 2024 as compared to First Quarter 2023.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
Investing activities
Net cash used in investing activities increased to $291.9 million for First Quarter 2024 from $226.8 million for First Quarter 2023. This increase of $65.1 million, or 29%, was primarily due to (i) an additional $80.4 million of capital expenditures and (ii) $21.6 million of investments in equity method investees for First Quarter 2024, partially offset by $37.2 million of First Quarter 2023 business acquisitions, consisting of Lingua Franca and Austin Cocktails.

Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	First Quarter 2024	First Quarter 2023	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(109.0)	$537.3	$(646.3)
Dividends paid	(164.1)	(149.3)	(14.8)
Purchases of treasury stock	(35.0)	(1,007.6)	972.6
Net cash provided by stock-based compensation activities	4.7	3.6	1.1
Distributions to noncontrolling interests	(11.3)	(11.2)	(0.1)
Net cash provided by (used in) financing activities	$(314.7)	$(627.2)	$312.5

Debt

Total debt outstanding as of May 31, 2023, amounted to $12,357.0 million, a decrease of $104.3 million from February 28, 2023. This decrease consisted of:

Debt repayment	Debt issuance

Senior notes
In May 2023, we issued the May 2023 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $740.0 million were used for general corporate purposes, including the repayment of outstanding borrowings under the August 2022 Term Credit Agreement and to reduce outstanding commercial paper borrowings.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
General
The majority of our outstanding borrowings as of May 31, 2023, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2024 to calendar 2050, and a variable-rate senior unsecured term loan facility under our April 2022 Term Credit Agreement with a calendar 2024 maturity date.

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

We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	May 31, 2023	June 23, 2023
(in millions)
Revolving credit facility (1)	$1,418.0	$1,637.0
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2022 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $820.4 million and $601.5 million as of May 31, 2023, and June 23, 2023, respectively.

The financial institutions participating in our 2022 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of May 31, 2023, we and our subsidiaries were subject to covenants that are contained in our 2022 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of May 31, 2023, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

The representations, warranties, covenants, and events of default set forth in our April 2022 Term Credit Agreement are substantially similar to those set forth in our 2022 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of May 31, 2023, we were in compliance with our covenants under our 2022 Credit Agreement, our April 2022 Term Credit Agreement, and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2023 Annual Report and Note 8.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
Common Stock Dividends

On June 29, 2023, our Board of Directors declared a quarterly cash dividend of $0.89 per share of Class A Stock and $0.80 per share of Class 1 Stock payable on August 24, 2023, to stockholders of record of each class as of the close of business on August 10, 2023.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2023 Annual Report as supplemented by the additional factors set forth under Item 1A. “Risk Factors” included in this Form 10-Q.

Share Repurchase Program

Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $2.0 billion under the 2021 Authorization. As of May 31, 2023, total shares repurchased under this authorization are as follows:

		Class A Common Shares
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$1,171.6	4,985,847

Share repurchases under the 2021 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares will become treasury shares, including shares previously repurchased under the 2021 Authorization.

We currently expect to continue to repurchase shares in the future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2023 Annual Report as supplemented by the additional factors set forth under Item 1A. “Risk Factors” included in this Form 10-Q.

For additional information, refer to Note 17 of our consolidated financial statements included in our 2023 Annual Report and Note 10.

Accounting Guidance

Accounting guidance adopted for First Quarter 2024 did not have a material impact on our Financial Statements.

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation:

•The statements under MD&A regarding:

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents
◦our business strategy, growth plans, innovation, and Digital Business Acceleration initiatives, new products, future operations, financial position, net sales, expenses, cost savings initiatives, capital expenditures, effective tax rates and anticipated tax liabilities, expected volume, inventory, and demand levels and trends, long-term financial model, access to capital markets, liquidity and capital resources, and prospects, plans, and objectives of management;
◦our beer expansion, optimization, and/or construction activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion;
◦the potential sale of the remaining assets at the Mexicali Brewery;
◦our ESG strategy, sustainability initiatives, and environmental stewardship targets;
◦anticipated inflationary pressures, changing prices, and reductions in consumer discretionary income as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, and our responses thereto;
◦the potential impact to supply, production levels, and costs due to global supply chain disruptions and constraints, transportation challenges, and shifting consumer behaviors;
◦expected or potential actions of third parties, including possible changes to laws, rules, and regulations;
◦the future expected balance of supply and demand for and inventory levels of our products;
◦the continued refinement of our wine and spirits portfolio;
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
◦the potential exchange of our 2023 Canopy Promissory Note for Exchangeable Shares;
◦our activities surrounding our investment in Canopy;
◦the timing and source of funds for operating activities; and
◦our future ownership level in Canopy and our future share of Canopy’s reported earnings and losses.
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
•the actual impact to supply, production levels, and costs from global supply chain disruptions and constraints, transportation challenges (including from labor strikes or other labor activities), shifting consumer behaviors, wildfires, and severe weather events, due to, among other reasons, actual supply chain and transportation performance, actual consumer behaviors, and the actual severity and geographical reach of wildfires and severe weather events;
•reliance on complex information systems and third‐party global networks;

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
•the actual balance of supply and demand for our products, the actual performance of our distributors and the actual demand, net sales, channel proportions, and volume trends for our products due to, among other reasons, actual shipments to distributors and actual consumer demand;
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
•the impact of the military conflict in Ukraine and associated internal destabilization in Russia, geopolitical tensions, and responses, including on inflation, supply chains, commodities, energy, and cybersecurity;
•contamination and degradation of product quality from diseases, pests, weather, and other conditions;
•communicable diseases outbreaks, pandemics, or other widespread public health crises, such as the COVID-19 pandemic, and associated governmental containment actions, which may include the closure of non-essential businesses (including our manufacturing facilities);
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
•the impact of our investment in Canopy, including recording our proportional share of Canopy’s estimated pre-tax losses, due to, among other reasons, market and economic conditions in Canopy’s markets and business locations;
•the accuracy of management’s projections relating to the Canopy investment due to Canopy’s actual results and market and economic conditions;
•the timeframe and amount of any potential future impairment of our Canopy Equity Method Investment;
•Canopy’s failure to receive the requisite approval of its shareholders necessary to approve the Canopy Transaction, any other delays with respect to, or the failure to complete, the Canopy Transaction, the ability to recognize the anticipated benefits of the Canopy Transaction and the impact of the Canopy Transaction on the market price of Canopy’s common stock;
•completion of the Canopy Transaction, the exchange of our 2023 Canopy Promissory Note for Exchangeable Shares, and the impact from and converting our Canopy common shares for Exchangeable Shares on our relationship with and investment in Canopy;
•any impact of U.S. federal laws on Canopy Strategic Transactions or upon the implementation of such Canopy Strategic Transactions, or the impact of any Canopy Strategic Transaction upon our future ownership level in Canopy or our future share of Canopy’s reported earnings and losses;
•the expected impacts of the Craft Beer Divestitures and of wine and spirits portfolio refinement activities;
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

For additional information about risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements, please refer to Item 1A. “Risk Factors” of our 2023 Annual Report as supplemented by the additional factors set forth under Item 1A. “Risk Factors” included in this Form 10-Q.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 40

OTHER KEY INFORMATION	Table of Contents
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating, investment, acquisition, divestiture, and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices, and interest rates. To manage the volatility relating to these risks, we periodically purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap contracts, interest rate swap contracts, and Pre-issuance hedge contracts. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not enter into derivative instruments for trading or speculative purposes.

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of May 31, 2023, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. Approximately 100% of our balance sheet exposures and 74% of our forecasted transactional exposures for the remaining nine months of Fiscal 2024 were hedged as of May 31, 2023.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2023, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 80% of our forecasted transactional exposures for the remaining nine months of Fiscal 2024 were hedged as of May 31, 2023.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
(in millions)
Foreign currency contracts	$2,550.2	$2,726.2	$287.0	$125.3	$(172.9)	$(198.2)
Commodity derivative contracts	$392.1	$342.0	$(35.3)	$112.8	$30.0	$(40.2)

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of May 31, 2023, or May 31, 2022.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 41

OTHER KEY INFORMATION	Table of Contents

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
(in millions)
Fixed interest rate debt	$11,324.5	$10,638.2	$(10,435.9)	$(10,142.9)	$(642.5)	$(689.6)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $4.2 million and $1.4 million for the three months ended May 31, 2023, and May 31, 2022, respectively.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 42

OTHER KEY INFORMATION	Table of Contents
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

For additional information regarding Legal Proceedings, see Item 1A. “Risk Factors.”

Item 1A. Risk Factors.

In addition to information discussed elsewhere in this Form 10-Q, you should carefully consider the risk factors disclosed in the 2023 Annual Report. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the 2023 Annual Report except for the updated risk factor below. The risk factor described below and the additional risks described in the 2023 Annual Report are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial could materially affect our business, liquidity, financial condition, and/or results of operations in future periods. The following risk factor is organized under a relevant heading; however, it may be relevant to other headings as well.

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

Our subsidiaries CB Brand Strategies, LLC, Crown Imports LLC, and Compañía Cervecera de Coahuila, S. de R.L. de C.V. were named as defendants in a lawsuit originally filed in U.S. District Court for the Southern District of New York on February 15, 2021, and most recently amended on March 16, 2022, by Cervecería Modelo de México, S. de R.L. de C.V. and Trademarks Grupo Modelo, S. de R.L. de C.V. captioned Cervecería Modelo de México, S. de R.L. de C.V., et al. v. CB Brand Strategies, LLC, et al., Case No. 21 Civ. 01317-LAK (S.D.N.Y.). The plaintiffs alleged, among other things, that our sub-license of the trademarks for our Mexican beer brands should not permit us to use the Corona brand name on our Corona Hard Seltzer or the Modelo brand name on our Modelo Ranch Water. On August 5, 2022, both the plaintiffs and the defendants filed motions for summary judgment. On November 3, 2022, the court denied our motion for summary judgment. On December 13, 2022, the court denied plaintiffs’ motion for summary judgment. At a trial in March 2023, the jury returned a unanimous verdict in our favor on all counts in the plaintiffs’ complaint, and the court entered judgment dismissing the complaint on March 15, 2023. On April 12, 2023, the plaintiffs filed a motion for judgment as a matter of law or, in the alternative, for a new trial with the court, which motion was denied on April 14, 2023.

On May 12, 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment entered in the above-captioned case, rulings and orders incorporated in, antecedent to, or ancillary to that final judgment, and the court’s order denying the plaintiffs’ motion for judgment as a matter of law or, in the alternative, for a new trial in that action. The appeal is captioned Cervecería Modelo de México, S. de R.L. de C.V., et al. v. CB Brand Strategies, LLC, et al., Case No. 23-810 (2d Cir.). The plaintiffs’ principal brief is due on or before August 22, 2023.

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

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 43

OTHER KEY INFORMATION	Table of Contents

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(in millions, except share and per share data)
March 1 – 31, 2023	—	$—	—	$863.4
April 1 – 30, 2023	153,937	$227.36	153,937	$828.4
May 1 – 31, 2023	—	$—	—	$828.4
Total	153,937	$—	153,937
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

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 44

OTHER KEY INFORMATION	Table of Contents
Item 6.    Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Subscription Agreement, dated as of August 14, 2018, by and between CBG Holdings LLC and Canopy, including, among other things, a form of the Amended and Restated Investor Rights Agreement. †	8-K	2.1	August 16, 2018

2.2	Foreign Exchange Rate Agreement dated October 26, 2018, between CBG Holdings LLC and Canopy.	10-Q	2.2	January 9, 2019

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.2	Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and M&T, as Trustee.	8-K	4.4	June 11, 2013

4.3	Supplemental Indenture No. 6, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and M&T, as Trustee.	10-Q	4.21	July 10, 2014

4.4	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

4.5	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.6	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.7	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.8	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.9	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.10	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.11	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.12	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 45

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.13	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.14	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.15	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.16	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.17	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.18	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.19	Supplemental Indenture No. 29 with respect to 3.600% Senior Notes due 2024, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 9, 2022

4.20	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.21	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.22	Supplemental Indenture No. 32 with respect to 5.000% Senior Notes due 2026, dated as of February 2, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	February 2, 2023

4.23	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.24	Restatement Agreement, dated as of March 26, 2020 by and among the Company, CB International, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Ninth Amended and Restated Credit Agreement dated as of March 26, 2020, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	March 31, 2020

4.25	2020 Term Loan Restatement Agreement, dated as of March 26, 2020, by and among the Company, certain of the Company’s subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent and Lender, including the Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.3	March 31, 2020

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 46

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.26	Amendment No. 1, dated as of June 10, 2021, to Amended and Restated Term Loan Credit Agreement, dated March 26, 2020, by and between the Company and Bank of America, N.A., as Administrative Agent and Lender.	10-Q	4.30	June 30, 2021

4.27	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.28	Amendment No. 2, dated as of April 14, 2022, to Amended and Restated Term Loan Credit Agreement, dated as of March 26, 2020, as amended by Amendment No. 1, dated as of June 10, 2021, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.2	April 15, 2022

4.29	Amendment No. 1, dated as of October 18, 2022, to Tenth Amended and Restated Credit Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.2	October 26, 2022

4.30	Amendment No. 3, dated as of October 18, 2022, to Amended and Restated Term Loan Credit Agreement, dated as of March 26, 2020, as amended by Amendment No. 1, dated as of June 10, 2021, and Amendment No. 2, dated as of April 14, 2022, by and among the Company and Bank of America, N.A., as Administrative Agent and Lender. †	8-K	4.3	October 26, 2022

10.1
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 24, 2023) (filed herewith). *

10.2	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 24, 2023) (filed herewith). *

10.3	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 24, 2023) (filed herewith). *†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

99.1	Consent Agreement, dated April 18, 2019, by and between CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.4	April 30, 2019

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 47

OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
99.2	Second Amended and Restated Investor Rights Agreement, dated April 18, 2019, by and among Greenstar Canada Investment Limited Partnership, CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.3	April 30, 2019

99.3	Consent Agreement, dated October 24, 2022, by and between CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy. †	8-K	99.2	October 26, 2022

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	June 30, 2023	By:	/s/ Darrell Hearne
Darrell Hearne, Senior Vice President and Controller

Date:	June 30, 2023	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q1 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 49