Form 10-Q
period 2023-08-31
CONSTELLATION BRANDS, INC.
filed 2023-10-05
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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
Yes  ☐  No  ☒
There were 183,662,681 shares of Class A Common Stock and 23,241 shares of Class 1 Common Stock outstanding as of September 30, 2023.

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
April 2022 Term Credit Agreement
amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of a five-year term loan facility, inclusive of amendments dated as of June 10, 2021, and April 14, 2022, now repaid in full

August 2022 Term Credit Agreement	term loan credit agreement, dated as of August 9, 2022, that provided for a $1.0 billion unsecured delayed draw three-year term loan facility, now repaid in full
Austin Cocktails	we made an initial investment in the Austin Cocktails business and subsequently acquired the remaining ownership interest
BioSteel	BioSteel Sports Nutrition Inc., a subsidiary of Canopy
C$	Canadian dollars
Canopy	we made an investment in Canopy Growth Corporation, an Ontario, Canada-based public company
Canopy Amendment	a proposed resolution authorizing amending Canopy’s share capital to create Exchangeable Shares and providing for the conversion of Canopy common shares into Exchangeable Shares on a one-for-one basis at any time and at the option of the holder of such shares
Canopy Debt Securities	debt securities issued by Canopy in June 2018
Canopy Equity Method Investment	an investment in Canopy common shares
Canopy Strategic Transaction(s)	any potential acquisition, divestiture, investment, or other similar transaction made by Canopy, including but not limited to the Canopy Transaction
Canopy Transaction	proposed corporate transaction by Canopy, including the creation of Exchangeable Shares, designed to consolidate its U.S. cannabis assets into Canopy USA

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

Canopy USA	a new U.S. holding company formed by Canopy
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
Class B Stock	our Class B Convertible Common Stock, par value $0.01 per share, eliminated on November 10, 2022, pursuant to the Reclassification
CODM	chief operating decision maker
Comparable Adjustments	certain items affecting comparability that have been excluded by management
Consent Agreement	an agreement between Canopy and (i) Greenstar Canada Investment Limited Partnership and (ii) CBG Holdings LLC, our indirect, wholly-owned subsidiaries
CPG	consumer packaged goods
Craft Beer Divestitures	the Four Corners Divestiture and the Funky Buddha Divestiture, collectively
Daleville Facility	production facility located in Roanoke, Virginia
Depletions	represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data
Digital Business Acceleration	a phased initiative by the Company to create a cohesive digital strategy and build an advanced digital business in the coming years
DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
Effective Time	the time that the Amended and Restated Charter was duly filed with the Secretary of State of the State of Delaware on November 10, 2022
ESG	environmental, social, and governance
Exchangeable Shares	proposed new class of non-voting and non-participating exchangeable shares in Canopy which will be convertible into common shares of Canopy
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	our consolidated financial statements and notes thereto included herein
Fiscal 2023	the Company’s fiscal year ended February 28, 2023
Fiscal 2024	the Company’s fiscal year ending February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028
Fiscal 2029	the Company’s fiscal year ending February 28, 2029
Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023, unless otherwise specified
Four Corners Divestiture	sale of the Four Corners Brewing Company LLC business
Funky Buddha Divestiture	sale of the Funky Buddha Brewery LLC business
GHG	greenhouse gas
IT	information technology
Lingua Franca	Lingua Franca, LLC business, acquired by us
May 2023 Senior Notes	$750.0 million aggregate principal amount of senior notes issued in May 2023
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregon Brewery, Nava Brewery, and Veracruz Brewery

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

M&T	Manufacturers and Traders Trust Company
NA	not applicable
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Note(s)	notes to the consolidated financial statements
November 2018 Canopy Warrants	warrants acquired in November 2018 which give us the option to purchase common shares of Canopy
Obregon	Obregon, Sonora, Mexico
Obregon Brewery	brewery located in Obregon
OCI	other comprehensive income (loss)
October 2022 Credit Agreement Amendment	amendment dated as of October 18, 2022, to the 2022 Credit Agreement
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances
Reclassification	the reclassification, exchange, and conversion of the Company’s common stock to eliminate the Class B Stock pursuant to the terms and conditions of the Reclassification Agreement
Reclassification Agreement	reclassification agreement in support of the Reclassification, dated June 30, 2022, among the Company and the Sands Family Stockholders
RTD	ready-to-drink
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

SEC	Securities and Exchange Commission
Second Quarter 2023	the Company’s three months ended August 31, 2022
Second Quarter 2024	the Company’s three months ended August 31, 2023
Securities Act	Securities Act of 1933, as amended
Six Months 2023	the Company’s six months ended August 31, 2022
Six Months 2024	the Company’s six months ended August 31, 2023
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
U.S.	United States of America
Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	a new brewery being constructed in Veracruz
Wine Divestiture	sale of certain mainstream and premium wine brands and related inventory

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31, 2023	February 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$83.3	$133.5
Accounts receivable	933.2	901.6
Inventories	1,814.0	1,898.7
Prepaid expenses and other	603.8	562.3
Total current assets	3,434.3	3,496.1
Property, plant, and equipment	7,580.3	6,865.2
Goodwill	7,985.6	7,925.4
Intangible assets	2,734.5	2,728.1
Equity method investments	277.1	663.3
Deferred income taxes	2,147.6	2,193.3
Other assets	770.6	790.9
Total assets	$24,930.0	$24,662.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$467.4	$1,165.3
Current maturities of long-term debt	558.3	9.5
Accounts payable	978.8	941.5
Other accrued expenses and liabilities	853.0	852.0
Total current liabilities	2,857.5	2,968.3
Long-term debt, less current maturities	10,680.8	11,286.5
Deferred income taxes and other liabilities	1,667.7	1,673.6
Total liabilities	15,206.0	15,928.4
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,697,728 shares and 212,697,428 shares, respectively	2.1	2.1
Additional paid-in capital	1,998.8	1,903.0
Retained earnings	12,842.7	12,343.9
Accumulated other comprehensive income (loss)	434.4	28.5
	15,278.0	14,277.5
Less: Treasury stock –
Class A Stock, at cost, 29,038,592 shares and 29,498,426 shares, respectively	(5,887.2)	(5,863.9)
Total CBI stockholders’ equity	9,390.8	8,413.6
Noncontrolling interests	333.2	320.3
Total stockholders’ equity	9,724.0	8,733.9
Total liabilities and stockholders’ equity	$24,930.0	$24,662.3
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2023	2022	2023	2022
Sales	$5,752.5	$5,405.0	$3,053.0	$2,864.3
Excise taxes	(400.8)	(386.7)	(216.2)	(209.2)
Net sales	5,351.7	5,018.3	2,836.8	2,655.1
Cost of product sold	(2,644.0)	(2,437.4)	(1,386.9)	(1,329.2)
Gross profit	2,707.7	2,580.9	1,449.9	1,325.9
Selling, general, and administrative expenses	(964.3)	(951.4)	(471.2)	(512.8)
Operating income (loss)	1,743.4	1,629.5	978.7	813.1
Income (loss) from unconsolidated investments	(435.6)	(1,907.0)	(20.2)	(1,719.1)
Interest expense	(228.8)	(182.8)	(110.6)	(94.3)
Loss on extinguishment of debt	(0.7)	(23.3)	—	(8.0)
Income (loss) before income taxes	1,078.3	(483.6)	847.9	(1,008.3)
(Provision for) benefit from income taxes	(238.4)	(257.8)	(147.2)	(132.4)
Net income (loss)	839.9	(741.4)	700.7	(1,140.7)
Net (income) loss attributable to noncontrolling interests	(14.0)	(20.3)	(10.7)	(10.5)
Net income (loss) attributable to CBI	$825.9	$(761.7)	$690.0	$(1,151.2)

Comprehensive income (loss)	$1,266.0	$(675.9)	$901.5	$(1,334.2)
Comprehensive (income) loss attributable to noncontrolling interests	(34.2)	(28.5)	(20.0)	(6.1)
Comprehensive income (loss) attributable to CBI	$1,231.8	$(704.4)	$881.5	$(1,340.3)

Net income (loss) per common share attributable to CBI:
Basic – Class A Stock	$4.50	$(4.13)	$3.76	$(6.30)
Basic – Class B Stock	NA	$(3.77)	NA	$(5.73)

Diluted – Class A Stock	$4.49	$(4.13)	$3.74	$(6.30)
Diluted – Class B Stock	NA	$(3.77)	NA	$(5.73)

Weighted average common shares outstanding:
Basic – Class A Stock	183.384	163.532	183.498	161.730
Basic – Class B Stock	NA	23.206	NA	23.206

Diluted – Class A Stock	184.074	163.532	184.277	161.730
Diluted – Class B Stock	NA	23.206	NA	23.206

Cash dividends declared per common share:
Class A Stock	$1.78	$1.60	$0.89	$0.80
Class B Stock	NA	$1.44	NA	$0.72

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 28, 2023	$2.1	$1,903.0	$12,343.9	$28.5	$(5,863.9)	$320.3	$8,733.9
Comprehensive income (loss):
Net income (loss)	—	—	135.9	—	—	3.3	139.2
Other comprehensive income (loss), net of income tax effect	—	—	—	214.4	—	10.9	225.3
Comprehensive income (loss)							364.5
Repurchase of shares	—	—	—	—	(35.0)	—	(35.0)
Dividends declared	—	—	(163.1)	—	—	—	(163.1)
Noncontrolling interest distributions	—	—	—	—	—	(11.3)	(11.3)
Shares issued under equity compensation plans	—	0.6	—	—	4.1	—	4.7
Stock-based compensation	—	14.5	—	—	—	—	14.5
Balance at May 31, 2023	2.1	1,918.1	12,316.7	242.9	(5,894.8)	323.2	8,908.2
Comprehensive income (loss):
Net income (loss)	—	—	690.0	—	—	10.7	700.7
Other comprehensive income (loss), net of income tax effect	—	—	—	191.5	—	9.3	200.8
Comprehensive income (loss)							901.5
Dividends declared	—	—	(164.0)	—	—	—	(164.0)
Noncontrolling interest distributions	—	—	—	—	—	(10.0)	(10.0)
Shares issued under equity compensation plans	—	62.6	—	—	7.6	—	70.2
Stock-based compensation	—	18.1	—	—	—	—	18.1
Balance at August 31, 2023	$2.1	$1,998.8	$12,842.7	$434.4	$(5,887.2)	$333.2	$9,724.0

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2022	$1.9	$0.3	$1,808.9	$14,505.4	$(412.7)	$(4,171.9)	$315.9	$12,047.8
Comprehensive income (loss):
Net income (loss)	—	—	—	389.5	—	—	9.8	399.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	246.4	—	12.6	259.0
Comprehensive income (loss)								658.3
Repurchase of shares	—	—	—	—	—	(1,007.6)	—	(1,007.6)
Dividends declared	—	—	—	(148.7)	—	—	—	(148.7)
Noncontrolling interest distributions	—	—	—	—	—	—	(11.2)	(11.2)
Shares issued under equity compensation plans	—	—	(0.6)	—	—	3.8	—	3.2
Stock-based compensation	—	—	16.7	—	—	—	—	16.7
Balance at May 31, 2022	1.9	0.3	1,825.0	14,746.2	(166.3)	(5,175.7)	327.1	11,558.5
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,151.2)	—	—	10.5	(1,140.7)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(189.1)	—	(4.4)	(193.5)
Comprehensive income (loss)								(1,334.2)
Repurchase of shares	—	—	—	—	—	(392.9)	—	(392.9)
Dividends declared	—	—	—	(146.6)	—	—	—	(146.6)
Noncontrolling interest distributions	—	—	—	—	—	—	(11.3)	(11.3)
Shares issued under equity compensation plans	—	—	14.5	—	—	2.0	—	16.5
Stock-based compensation	—	—	20.9	—	—	—	—	20.9
Balance at August 31, 2022	$1.9	$0.3	$1,860.4	$13,448.4	$(355.4)	$(5,566.6)	$321.9	$9,710.9

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$839.9	$(741.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on securities measured at fair value	74.4	31.7
Deferred tax provision (benefit)	26.3	208.6
Depreciation	213.7	183.5
Stock-based compensation	32.5	37.8
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	226.5	815.6
Noncash lease expense	43.3	44.4
Amortization of debt issuance costs and loss on extinguishment of debt	6.1	28.2
Impairment of equity method investments	135.8	1,060.3
Gain (loss) on settlement of Pre-issuance hedge contracts	1.2	20.7
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(30.0)	(84.8)
Inventories	81.3	(86.3)
Prepaid expenses and other current assets	(47.9)	165.6
Accounts payable	(56.4)	188.9
Deferred revenue	17.6	9.5
Other accrued expenses and liabilities	(33.9)	(287.7)
Other	91.6	59.7
Total adjustments	782.1	2,395.7
Net cash provided by (used in) operating activities	1,622.0	1,654.3

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(582.0)	(435.0)
Purchase of business, net of cash acquired	(7.5)	(37.2)
Investments in equity method investees and securities	(27.6)	(21.0)
Proceeds from sale of assets	14.8	6.6
Proceeds from sale of business	5.4	—
Other investing activities	(4.0)	0.6
Net cash provided by (used in) investing activities	(600.9)	(486.0)

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	744.8	1,846.8
Principal payments of long-term debt	(805.1)	(1,654.7)
Net proceeds from (repayments of) short-term borrowings	(697.9)	340.9
Dividends paid	(327.6)	(295.3)
Purchases of treasury stock	(35.0)	(1,400.5)
Proceeds from shares issued under equity compensation plans	86.2	30.5
Payments of minimum tax withholdings on stock-based payment awards	(11.2)	(10.5)
Payments of debt issuance, debt extinguishment, and other financing costs	(5.3)	(33.3)
Distributions to noncontrolling interests	(21.3)	(22.5)
Net cash provided by (used in) financing activities	(1,072.4)	(1,198.6)

Effect of exchange rate changes on cash and cash equivalents	1.1	(4.0)

Net increase (decrease) in cash and cash equivalents	(50.2)	(34.3)
Cash and cash equivalents, beginning of period	133.5	199.4
Cash and cash equivalents, end of period	$83.3	$165.1

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$206.0	$69.1

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
AUGUST 31, 2023
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

Effective May 31, 2023, we changed our internal management financial reporting to consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we now report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other following the removal of the Canopy operating segment. All financial information for the six months and three months ended August 31, 2022, has been restated to conform to the new segment presentation. For additional information, refer to Note 13.

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	August 31, 2023	February 28, 2023
(in millions)
Raw materials and supplies	$226.4	$245.5
In-process inventories	930.2	967.8
Finished case goods	657.4	685.4
	$1,814.0	$1,898.7

3.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2023 Annual Report and have not changed significantly for the six months and three months ended August 31, 2023.

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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2023	February 28, 2023
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$1,904.9	$1,969.5

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$810.9	$831.7
Commodity derivative contracts	$344.6	$416.5

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2023, the estimated fair value of derivative instruments in a net liability position due to counterparties was $1.7 million. If we were required to settle the net liability position under these derivative instruments on August 31, 2023, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	August 31, 2023	February 28, 2023		August 31, 2023	February 28, 2023
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$156.0	$109.1	Other accrued expenses and liabilities	$7.6	$9.8
Other assets	$173.8	$134.5	Deferred income taxes and other liabilities	$2.0	$3.5

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.0	$5.9	Other accrued expenses and liabilities	$2.7	$3.9
Commodity derivative contracts:
Prepaid expenses and other	$14.6	$21.2	Other accrued expenses and liabilities	$22.2	$19.5
Other assets	$3.3	$4.6	Deferred income taxes and other liabilities	$6.2	$8.3

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Six Months Ended August 31, 2023
Foreign currency contracts	$149.9	Sales	$(0.2)
		Cost of product sold	65.7
Pre-issuance hedge contracts	0.6	Interest expense	(0.3)
	$150.5		$65.2

For the Six Months Ended August 31, 2022
Foreign currency contracts	$71.3	Sales	$(1.2)
		Cost of product sold	21.9
Pre-issuance hedge contracts	15.7	Interest expense	(0.6)
	$87.0		$20.1

For the Three Months Ended August 31, 2023
Foreign currency contracts	$70.6	Sales	$(0.2)
		Cost of product sold	39.3
Pre-issuance hedge contracts	—	Interest expense	(0.1)
	$70.6		$39.0

For the Three Months Ended August 31, 2022
Foreign currency contracts	$(8.2)	Sales	$(0.6)
		Cost of product sold	10.8
Pre-issuance hedge contracts	—	Interest expense	(0.1)
	$(8.2)		$10.1

We expect $130.3 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Six Months Ended August 31, 2023
Commodity derivative contracts	Cost of product sold	$(15.6)
Foreign currency contracts	Selling, general, and administrative expenses	22.5
		$6.9

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Six Months Ended August 31, 2022
Commodity derivative contracts	Cost of product sold	$33.1
Foreign currency contracts	Selling, general, and administrative expenses	(2.6)
		$30.5

For the Three Months Ended August 31, 2023
Commodity derivative contracts	Cost of product sold	$19.1
Foreign currency contracts	Selling, general, and administrative expenses	9.8
		$28.9

For the Three Months Ended August 31, 2022
Commodity derivative contracts	Cost of product sold	$(15.4)
Foreign currency contracts	Selling, general, and administrative expenses	(8.8)
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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Canopy Promissory Note. The November 2018 Canopy Warrants and the 2023 Canopy Promissory Note are measured at fair value. Effective as of May 31, 2023, we determined that neither of these instruments had future economic value given Canopy’s stock price relative to the exercise price of the warrants and the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, prior to the maturity of the note. Accordingly, the fair value of the remaining balances for these instruments were determined to be zero. This reduction in fair value is included in income (loss) from unconsolidated investments within our consolidated results of operations for the six months ended August 31, 2023. If the Canopy Amendment is authorized by Canopy’s shareholders, we intend to negotiate an exchange of the 2023 Canopy Promissory Note for Exchangeable Shares, although neither we nor Canopy has any binding obligation to do so, and we also intend to surrender the November 2018 Canopy Warrants for cancellation upon completion of the Canopy Transaction and if we elect to convert our Canopy common shares into Exchangeable Shares.

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

Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of August 31, 2023, the carrying amount of long-term debt, including the current portion, was $11,239.1 million, compared with an estimated fair value of $10,311.8 million. As of February 28, 2023, the carrying amount of long-term debt, including the current portion, was $11,296.0 million, compared with an estimated fair value of $10,236.0 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of August 31, 2023, and February 28, 2023, due to the relatively short maturity of these instruments.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2023
Assets:
Foreign currency contracts	$—	$334.8	$—	$334.8
Commodity derivative contracts	$—	$17.9	$—	$17.9
Liabilities:
Foreign currency contracts	$—	$12.3	$—	$12.3
Commodity derivative contracts	$—	$28.4	$—	$28.4

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2023
Assets:
Foreign currency contracts	$—	$249.5	$—	$249.5
Commodity derivative contracts	$—	$25.8	$—	$25.8
November 2018 Canopy Warrants	$—	$0.2	$—	$0.2
Canopy Debt Securities	$—	$69.6	$—	$69.6
Liabilities:
Foreign currency contracts	$—	$17.2	$—	$17.2
Commodity derivative contracts	$—	$27.8	$—	$27.8

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Six Months Ended August 31, 2023
Equity method investments (1)	$97.8	$2.6	$—	$135.8

For the Six Months Ended August 31, 2022
Equity method investments	$634.8	$—	$—	$1,060.3
(1)As of August 31, 2023, the carrying value of the Canopy Equity Method Investment exceeded the fair value (Level 1 fair value measurement). We evaluated and determined there was not an other-than-temporary impairment. Our conclusion was based primarily on the period of time for which the fair value had been less than the carrying value, including Canopy’s stock price recovery above our carrying value following quarter-end. We will continue to evaluate the Canopy Equity Method Investment for an other-than-temporary impairment.

Equity method investments
As of August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance. Investments with a carrying value of $14.9 million were written down to an estimated fair value of $2.6 million, resulting in an impairment of $12.3 million. These investments are part of the Corporate Operations and Other segment. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the six months and three months ended August 31, 2023. The estimated fair value was based largely on observable prices for similar assets.

We evaluated the Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the six months ended August 31, 2023. The estimated fair value was determined based on the closing price of the underlying equity security as of May 31, 2023.

We evaluated the Canopy Equity Method Investment as of August 31, 2022, and determined there was an other-than-temporary impairment based on several contributing factors, including: (i) the period of time for which the fair value had been less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recording a significant impairment of goodwill related to its cannabis operations during its three months ended June 30, 2022, and (iii) the uncertainty of U.S. federal cannabis permissibility. As a result, the Canopy Equity Method Investment with a carrying value of $1,695.1 million was written down to its estimated fair value of $634.8 million, resulting in an impairment of $1,060.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the six months and three months ended August 31, 2022. The estimated fair value was determined based on the closing price of the underlying equity security as of August 31, 2022.

5.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2022	$5,120.7	$2,741.7	$7,862.4
Purchase accounting allocations (1)	—	26.3	26.3
Wine Divestiture	—	(24.5)	(24.5)
Foreign currency translation adjustments	68.2	(7.0)	61.2
Balance, February 28, 2023	5,188.9	2,736.5	7,925.4
Purchase accounting allocations (2)	—	4.2	4.2
Foreign currency translation adjustments	58.1	(2.1)	56.0
Balance, August 31, 2023	$5,247.0	$2,738.6	$7,985.6
(1)Purchase accounting allocations associated with the acquisitions of Austin Cocktails, Lingua Franca, and My Favorite Neighbor, LLC.
(2)Preliminary purchase accounting allocation associated with the June 2023 acquisition of the Domaine Curry wine brand.

Divestitures
Craft Beer Divestitures
In June 2023, we completed the Craft Beer Divestitures. Prior to the Craft Beer Divestitures, we recorded the results of operations of such craft beer brands in the Beer segment.

Wine Divestiture
On October 6, 2022, we sold certain of our mainstream and premium wine brands and related inventory. The net cash proceeds from the Wine Divestiture were utilized primarily to reduce outstanding borrowings. Prior to the Wine Divestiture, we recorded the results of operations of these brands in the Wine and Spirits segment.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

6.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	August 31, 2023		February 28, 2023
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.3	$16.8	$85.7	$17.7
Other	20.4	—	20.8	—
Total	$105.7	16.8	$106.5	17.7

Nonamortizable intangible assets
Trademarks		2,717.7		2,710.4
Total intangible assets		$2,734.5		$2,728.1

We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2023, and August 31, 2022. Net carrying amount represents the gross carrying value net of accumulated amortization.

7.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	August 31, 2023		February 28, 2023
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1)	$134.8	27.4%	$485.8	34.7%
Other equity method investments	142.3	20%-50%	177.5	20%-50%
	$277.1		$663.3
(1)The fair value based on the closing price of the underlying equity security as of August 31, 2023, and February 28, 2023, was $97.8 million and $398.4 million, respectively.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Canopy Equity Method Investment
We have an investment in Canopy, a provider of medical and adult-use cannabis products. The Canopy Equity Method Investment consists of 171.5 million Canopy common shares. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities is determined by recording the effect of basis differences. Amounts included in our consolidated results of operations for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2023	2022	2023	2022
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(231.8)	$(815.7)	$(12.0)	$(650.7)

Plan to convert Canopy common stock ownership
In October 2022, we entered into a Consent Agreement with Canopy pursuant to which we have provided our consent, subject to certain conditions, to the Canopy Transaction. Canopy only holds non-voting and non-participating exchangeable shares of Canopy USA which are convertible into Class B shares of Canopy USA. A third-party investor holds 100% of the common shares of Canopy USA.

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
•Canopy USA will be required to exercise its repurchase rights to acquire the interests in Canopy USA held by its third-party investors; and

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
•we will continue to have all existing rights under our agreements with Canopy that predate the Consent Agreement, including governance rights in respect of Canopy (such as board nomination rights and approval rights in respect of certain transactions).

8.    BORROWINGS

Borrowings consist of the following:

	August 31, 2023			February 28, 2023
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$467.4			$1,165.3
	$467.4			$1,165.3

Long-term debt
Term loan credit facilities	$—	$—	$—	$799.2
Senior notes	549.2	10,667.2	11,216.4	10,470.6
Other	9.1	13.6	22.7	26.2
	$558.3	$10,680.8	$11,239.1	$11,296.0

Bank facilities
The Company, CB International, the Administrative Agent, and certain other lenders are parties to the 2022 Credit Agreement. The Company, the Administrative Agent, and certain lenders were also parties to two term credit agreements. In May 2023, we repaid the outstanding three-year term loan facility borrowings under our August 2022 Term Credit Agreement with proceeds from the May 2023 Senior Notes (see “Senior notes” below). In August 2023, we repaid the outstanding five-year term loan facility borrowings under our April 2022 Term Credit Agreement with proceeds from commercial paper borrowings.

In October 2022, the Company, CB International, the Administrative Agent, and certain other lenders agreed to amend the 2022 Credit Agreement. The October 2022 Credit Agreement Amendment revises certain defined terms and covenants and will become effective upon (i) the amendment by Canopy of its Articles of Incorporation, (ii) the conversion of our Canopy common shares into Exchangeable Shares, and (iii) the resignation of our nominees from the board of directors of Canopy.

As of August 31, 2023, information with respect to borrowings under the 2022 Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
2022 Credit Agreement
Revolving credit facility (2) (3)	$—	—%	—%	$11.5	$1,770.5
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $468.0 million (excluding unamortized discount) (see “Commercial paper program” below).
(2)Contractual interest rate varies based on our debt rating (as defined in the agreement) and is a function of SOFR plus a margin and a credit spread adjustment, or the base rate plus a margin, or, in certain circumstances where SOFR cannot be adequately ascertained or available, an alternative benchmark rate plus a margin.
(3)We and/or CB International are the borrower under the $2,250.0 million revolving credit facility with a maturity date of April 14, 2027. Includes a sub-facility for letters of credit of up to $200.0 million.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

We and our subsidiaries are subject to covenants that are contained in the 2022 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.25 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2022 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility. As of August 31, 2023, we had $467.4 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 5.8% and a weighted average remaining term of nine days.

Senior notes
In May 2023, we issued $750.0 million aggregate principal amount of 4.90% senior notes due May 2033. Proceeds from this offering, net of discount and debt issuance costs, were $739.8 million. Interest on the 4.90% May 2023 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2023. The 4.90% May 2023 Senior Notes are redeemable, in whole or in part, at our option at any time prior to February 1, 2033, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted treasury rate, as defined in the applicable indenture, plus 25 basis points. On or after February 1, 2033, we may redeem the 4.90% May 2023 Senior Notes, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. The 4.90% May 2023 Senior Notes are senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness.

Debt payments
As of August 31, 2023, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $59.1 million and $24.5 million, respectively) for the remaining six months of Fiscal 2024 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2024	$5.6
Fiscal 2025	956.6
Fiscal 2026	1,405.0
Fiscal 2027	603.8
Fiscal 2028	1,801.6
Fiscal 2029	500.0
Thereafter	6,050.1
$11,322.7

9.    INCOME TAXES

Our effective tax rate for the six months ended August 31, 2023, and August 31, 2022, was 22.1% and (53.3)%, respectively. Our effective tax rate for the three months ended August 31, 2023, and August 31, 2022, was 17.4% and (13.1)%, respectively.

For the six months ended August 31, 2023, our effective tax rate was higher than the federal statutory rate of 21% primarily due to an increase in the valuation allowance related to our investment in Canopy, partially offset

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
by (i) the benefit of lower effective tax rates applicable to our foreign businesses and (ii) a net income tax benefit recognized as a result of a change in tax entity classification.

For the three months ended August 31, 2023, our effective tax rate was lower than the federal statutory rate of 21% primarily due to the benefit of lower effective tax rates applicable to our foreign businesses.

For the six months and three months ended August 31, 2022, our effective tax rate did not approximate the federal statutory rate of 21% primarily due an increase in the valuation allowance related to our investment in Canopy, partially offset by a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture.

10.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B (1)	Class 1	Class A	Class B (1)
Balance at February 28, 2023	212,697,428	—	22,705	29,498,426	—
Share repurchases	—	—	—	153,937	—
Conversion of shares	80	—	(80)	—	—
Exercise of stock options	—	—	800	(129,595)	—
Vesting of restricted stock units (2)	—	—	—	(71,189)	—
Vesting of performance share units (2)	—	—	—	(13,113)	—
Balance at May 31, 2023	212,697,508	—	23,425	29,438,466	—
Conversion of shares	220	—	(220)	—	—
Exercise of stock options	—	—	606	(364,530)	—
Employee stock purchases	—	—	—	(30,172)	—
Vesting of restricted stock units (2)	—	—	—	(5,172)	—
Balance at August 31, 2023	212,697,728	—	23,811	29,038,592	—

Balance at February 28, 2022	187,263,859	28,212,340	2,248,679	22,824,607	5,005,800
Share repurchases	—	—	—	4,065,508	—
Conversion of shares	655	(655)	—	—	—
Exercise of stock options	—	—	35	(108,228)	—
Vesting of restricted stock units (2)	—	—	—	(71,064)	—
Vesting of performance share units (2)	—	—	—	(16,326)	—
Balance at May 31, 2022	187,264,514	28,211,685	2,248,714	26,694,497	5,005,800
Share repurchases	—	—	—	1,652,445	—
Conversion of shares	2,196,749	—	(2,196,749)	—	—
Exercise of stock options	—	—	—	(75,482)	—
Employee stock purchases	—	—	—	(27,514)	—
Vesting of restricted stock units (2)	—	—	—	(4,851)	—
Balance at August 31, 2022	189,461,263	28,211,685	51,965	28,239,095	5,005,800
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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
(2)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Six Months Ended August 31,
2023
Restricted Stock Units	39,839	170	40,009
Performance Share Units	8,735	—	8,735

2022
Restricted Stock Units	37,308	186	37,494
Performance Share Units	4,919	—	4,919

Stock repurchases
In January 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The Board of Directors did not specify a date upon which this authorization would expire. Shares repurchased under the 2021 Authorization become treasury shares. For the six months ended August 31, 2023, we repurchased 153,937 shares of Class A Stock through open market transactions pursuant to this authorization at an aggregate cost of $35.0 million.

As of August 31, 2023, total shares repurchased under this authorization are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$1,171.6	4,985,847

11.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the six months and three months ended August 31, 2023, net income (loss) per common share – basic for Class A Stock has been computed based on the weighted average shares of common stock outstanding during the period. Net income (loss) per common share – diluted for Class A Stock reflects the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based awards. The dilutive computation does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on the net income (loss) per common share attributable to CBI. The computation of basic and diluted net income (loss) per common share for Class A Stock are as follows:

	For the Six Months Ended August 31, 2023	For the Three Months Ended August 31, 2023
(in millions, except per share data)
Net income (loss) attributable to CBI	$825.9	$690.0

Weighted average common shares outstanding – basic	183.384	183.498
Stock-based awards, primarily stock options	0.690	0.779
Weighted average common shares outstanding – diluted	184.074	184.277

Net income (loss) per common share attributable to CBI – basic	$4.50	$3.76
Net income (loss) per common share attributable to CBI – diluted	$4.49	$3.74

For the six months and three months ended August 31, 2022, net income (loss) per common share – diluted for Class A Stock and Class B Stock has been computed using the two-class method. The computation of basic and diluted net income (loss) per common share are as follows:

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Six Months Ended August 31, 2022		For the Three Months Ended August 31, 2022
	Class A Stock	Class B Stock	Class A Stock	Class B Stock
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(674.2)	$(87.5)	$(1,018.2)	$(133.0)
Conversion of Class B common shares into Class A common shares	—	—	—	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	—
Net income (loss) attributable to CBI allocated – diluted	$(674.2)	$(87.5)	$(1,018.2)	$(133.0)

Weighted average common shares outstanding – basic	163.532	23.206	161.730	23.206
Conversion of Class B common shares into Class A common shares	—	—	—	—
Stock-based awards, primarily stock options (1)	—	—	—	—
Weighted average common shares outstanding – diluted	163.532	23.206	161.730	23.206

Net income (loss) per common share attributable to CBI – basic	$(4.13)	$(3.77)	$(6.30)	$(5.73)
Net income (loss) per common share attributable to CBI – diluted	$(4.13)	$(3.77)	$(6.30)	$(5.73)

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive:

		For the Six Months Ended August 31, 2022	For the Three Months Ended August 31, 2022
	(in millions)
	Class B Stock	23.206	23.206
	Stock-based awards, primarily stock options	0.802	0.801

12.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2023
Net income (loss) attributable to CBI			$825.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$323.6	$—	323.6
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	323.6	—	323.6

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	162.8	(19.5)	143.3
Amounts reclassified	(69.5)	8.0	(61.5)
Net gain (loss) recognized in other comprehensive income (loss)	93.3	(11.5)	81.8
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.5)	0.1	(0.4)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.5)	0.1	(0.4)
Share of OCI of equity method investments
Net gain (loss)	0.8	0.1	0.9
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.8	0.1	0.9
Other comprehensive income (loss) attributable to CBI	$417.2	$(11.3)	405.9
Comprehensive income (loss) attributable to CBI			$1,231.8

For the Six Months Ended August 31, 2022
Net income (loss) attributable to CBI			$(761.7)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(11.1)	$—	(11.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(11.1)	—	(11.1)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	95.7	(13.1)	82.6
Amounts reclassified	(20.3)	1.9	(18.4)
Net gain (loss) recognized in other comprehensive income (loss)	75.4	(11.2)	64.2
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.2)	0.1	(0.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	0.1	(0.1)
Share of OCI of equity method investments
Net gain (loss)	0.9	3.4	4.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.9	3.4	4.3
Other comprehensive income (loss) attributable to CBI	$65.0	$(7.7)	57.3
Comprehensive income (loss) attributable to CBI			$(704.4)

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2023
Net income (loss) attributable to CBI			$690.0
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$160.2	$—	160.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	160.2	—	160.2
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	76.4	(9.1)	67.3
Amounts reclassified	(41.7)	4.8	(36.9)
Net gain (loss) recognized in other comprehensive income (loss)	34.7	(4.3)	30.4
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.2)	—	(0.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	—	(0.2)
Share of OCI of equity method investments
Net gain (loss)	1.1	—	1.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	1.1	—	1.1
Other comprehensive income (loss) attributable to CBI	$195.8	$(4.3)	191.5
Comprehensive income (loss) attributable to CBI			$881.5

For the Three Months Ended August 31, 2022
Net income (loss) attributable to CBI			$(1,151.2)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(181.4)	$—	(181.4)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(181.4)	—	(181.4)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(9.8)	1.7	(8.1)
Amounts reclassified	(10.3)	1.0	(9.3)
Net gain (loss) recognized in other comprehensive income (loss)	(20.1)	2.7	(17.4)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	0.1	0.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	0.1	0.2
Share of OCI of equity method investments
Net gain (loss)	9.9	(0.4)	9.5
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	9.9	(0.4)	9.5
Other comprehensive income (loss) attributable to CBI	$(191.5)	$2.4	(189.1)
Comprehensive income (loss) attributable to CBI			$(1,340.3)

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2023	$(176.4)	$198.5	$(3.9)	$10.3	$28.5
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	323.6	143.3	(0.4)	0.9	467.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(61.5)	—	—	(61.5)
Other comprehensive income (loss)	323.6	81.8	(0.4)	0.9	405.9
Balance, August 31, 2023	$147.2	$280.3	$(4.3)	$11.2	$434.4

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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2023	2022	2023	2022
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(15.6)	$33.1	$19.1	$(15.4)
Flow through of inventory step-up	(1.5)	(1.9)	(0.8)	(0.9)
Settlements of undesignated commodity derivative contracts	6.2	(54.6)	5.6	(31.3)
Net flow through of reserved inventory	—	1.2	—	1.2
Recovery of (loss on) inventory write-down	—	0.2	—	—
Comparable Adjustments, Cost of product sold	(10.9)	(22.0)	23.9	(46.4)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(18.3)	(2.6)	(3.4)	(1.2)
Transition services agreements activity	(12.7)	(7.9)	(7.0)	(4.5)
Transaction, integration, and other acquisition-related costs	(0.6)	(0.7)	(0.3)	(0.5)
Costs associated with the Reclassification	0.2	(21.3)	—	(20.6)
Other gains (losses) (1)	(9.3)	8.8	(2.3)	3.6
Comparable Adjustments, Selling, general, and administrative expenses	(40.7)	(23.7)	(13.0)	(23.2)
Comparable Adjustments, Operating income (loss)	$(51.6)	$(45.7)	$10.9	$(69.6)

(1)	Primarily includes the following:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2023	2022	2023	2022
	(in millions)
	Gain (loss) on sale of business	$(14.9)	$—	$(7.9)	$—
	Recognition of a previously deferred gain upon release of a related indemnity	$5.6	$—	$5.6	$—
	Gain from remeasurement of previously held equity method investments	$—	$5.2	$—	$—
	Decreases in estimated fair values of contingent liabilities associated with prior period acquisitions	$—	$4.4	$—	$4.4

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2023 Annual Report. Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2023	2022	2023	2022
(in millions)
Beer
Net sales	$4,491.3	$4,037.5	$2,392.7	$2,139.3
Segment operating income (loss)	$1,751.7	$1,628.4	$953.9	$865.6
Capital expenditures	$440.3	$357.8	$234.7	$196.0
Depreciation and amortization	$160.2	$135.2	$81.4	$67.0

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2023	2022	2023	2022
(in millions)
Wine and Spirits
Net sales:
Wine	$744.9	$846.1	$383.9	$442.0
Spirits	115.5	134.7	60.2	73.8
Net sales	$860.4	$980.8	$444.1	$515.8
Segment operating income (loss)	$160.0	$190.4	$80.7	$99.4
Income (loss) from unconsolidated investments	$10.6	$4.9	$8.3	$3.4
Equity method investments	$104.4	$100.5	$104.4	$100.5
Capital expenditures	$77.5	$51.6	$38.9	$21.8
Depreciation and amortization	$45.6	$43.3	$23.1	$21.0

Corporate Operations and Other
Segment operating income (loss)	$(116.7)	$(143.6)	$(66.8)	$(82.3)
Income (loss) from unconsolidated investments	$(54.4)	$(91.0)	$(21.1)	$(37.0)
Equity method investments	$172.7	$732.9	$172.7	$732.9
Capital expenditures	$64.2	$25.6	$31.4	$20.6
Depreciation and amortization	$8.6	$6.9	$4.2	$3.7

Comparable Adjustments
Operating income (loss)	$(51.6)	$(45.7)	$10.9	$(69.6)
Income (loss) from unconsolidated investments	$(391.8)	$(1,820.9)	$(7.4)	$(1,685.5)

Consolidated
Net sales	$5,351.7	$5,018.3	$2,836.8	$2,655.1
Operating income (loss)	$1,743.4	$1,629.5	$978.7	$813.1
Income (loss) from unconsolidated investments (1)	$(435.6)	$(1,907.0)	$(20.2)	$(1,719.1)
Equity method investments	$277.1	$833.4	$277.1	$833.4
Capital expenditures	$582.0	$435.0	$305.0	$238.4
Depreciation and amortization	$214.4	$185.4	$108.7	$91.7

(1)	Income (loss) from unconsolidated investments consists of:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2023	2022	2023	2022
	(in millions)
	Impairment of equity method investments	$(135.8)	$(1,060.3)	$(12.3)	$(1,060.3)
	Unrealized net gain (loss) on securities measured at fair value	(74.4)	(31.7)	(2.6)	(9.3)
	Equity in earnings (losses) from Canopy and related activities	(231.8)	(815.7)	(12.0)	(650.7)
	Equity in earnings (losses) from other equity method investees and related activities	6.4	0.7	6.7	1.2
		$(435.6)	$(1,907.0)	$(20.2)	$(1,719.1)

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 25

MD&A	Table of Contents
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

Strategy.    This section provides a description of our strategy and a discussion of significant divestitures, acquisitions, and investments.

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended August 31, 2023, and August 31, 2022, and six months ended August 31, 2023, and August 31, 2022. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 26

MD&A	Table of Contents
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

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a diverse talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with consumer-led premiumization trends, which we believe will continue to drive faster growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. We also believe a key component to driving faster growth rates is to invest and strengthen our leadership position within the DTC and 3-tier eCommerce channels. We have launched a multi-year Digital Business Acceleration initiative, which we believe will enable us to drive results by enhancing our technology capabilities in key areas. In Fiscal 2024, we continue to focus our Digital Business Acceleration initiative efforts on procurement, end-to-end supply chain planning, and marketing optimization, as well as introducing a new focus area, logistics. Additionally, we believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives.

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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents
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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth as well as our target net leverage ratio and dividend payout ratio; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by inflation, changing prices, reductions in discretionary income of consumers available to purchase our products, and shifting consumer behaviors, as well as other unfavorable global and regional economic conditions, global supply chain disruptions and constraints, geopolitical events, and military conflicts, such as repercussions from the conflict in Ukraine. We expect some or all of these impacts to continue during the remainder of Fiscal 2024 which could have a material impact on our results of operations. We intend to continue to monitor the inflationary environment and the impact on the consumer when we consider passing along rising costs through further selling price increases, subject to normal competitive conditions. In addition, we continue to identify on-going cost savings initiatives, including our commodity and foreign exchange hedging programs. However, there can be no assurance that we will be able to fully mitigate rising costs through increased selling prices and/or cost savings initiatives. Furthermore, to the extent climate-related severe weather events, such as droughts, floods, wildfires, extreme heat, and/or late frosts, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

ESG strategy
During the course of our history, we have been committed to safeguarding our environment, making a positive difference in our communities, and advocating for responsible consumption of beverage alcohol products. We believe our ESG strategy enables us to better meet stakeholder expectations, reflects our Company values, and directly address pressing environmental and societal needs that are important to our stockholders, communities, consumers, and employees.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents
Specifically, we have focused on areas where we believe we have the greatest opportunities to make meaningful, positive impacts for people and the planet, and we dedicate our resources towards:
Serving as good stewards of our environment and natural resources
Improve water availability and resilience for our communities where we operate; and reducing GHG emissions through energy conservation and renewable energy initiatives; and reducing operational waste and enhancing our use of returnable, recyclable, or renewable packaging
Enhancing social equity within our industry and communities
Championing the professional development and advancement of women in the beverage alcohol industry and our communities; enhancing economic development and prosperity in disadvantaged communities; and championing an inclusive culture within our organization, characterized by diversity in background and thought, which reflects our consumers and the communities where we live and work
Promoting responsible beverage alcohol consumption
Ensuring the responsible promotion and marketing of our products; and empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

During Second Quarter 2024 we took the following steps to advance our ESG strategy by key area:

Serving as good stewards of our environment and natural resources
•Corona again partnered with Oceanic Global, a non-profit leader in ocean conservation, to evaluate plastic waste usage within marketing materials and organize and support beach cleanup events around the U.S. focused on removing plastic, and is on track to exceed the brand’s goal of removing one million pounds of plastic from the beach, Corona’s packaging, and its branded merchandise by its 100th birthday in calendar year 2025
•completed the transition from hi-cone plastic rings to recyclable paperboard for all applicable 4-pack and 6-pack stock keeping units across our Beer portfolio

Enhancing social equity within our industry and communities
•partnered with National Hispanic Corporate Council and UnidosUS to host events to learn and share diversity, equity, and inclusion best practices, to collectively address top-of-mind issues and concerns affecting the Hispanic/Latinx community, and to seek to inspire attendees to continue creating change across the U.S.
•acquired the Domaine Curry wine brand. Through Second Quarter 2024, we have delivered 85% and 22% of our commitments to our Focus on Female Founders and Focus on Minority Founder Venture programs, respectively

Promoting responsible beverage alcohol consumption
•in collaboration with Responsibility.org, a not-for-profit that aims to empower adults to make a lifetime of responsible alcohol choices, we shared responsible consumption messaging throughout the summer months, including the July 4th holiday, with employees and external audiences

Divestitures, acquisitions, and investments

Beer segment
Craft Beer Divestitures
In June 2023, we completed the Craft Beer Divestitures. Accordingly, our consolidated results of operations include the results of operations of such craft beer brands through the dates of these divestitures. The Craft Beer Divestitures are consistent with our strategic focus on continuing to grow our high-end imported beer brands through maintenance of leading margins and enhancements to our results of operations.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
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

Corporate Operations and Other segment
Corporate ventures
As of August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance. Investments with a carrying value of $14.9 million were written down to an estimated fair value of $2.6 million, resulting in an impairment of $12.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Second Quarter 2024 and Six Months 2024.

Canopy investment
We have an investment in Canopy, a North American cannabis and CPG company providing medical and adult-use cannabis products, which expands our portfolio into adjacent categories. We expect to convert our Canopy common shares into Exchangeable Shares following the completion of the Canopy Transaction.

Canopy Equity Method Investment —
We have evaluated the Canopy Equity Method Investment as of August 31, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based primarily on the period of time for which the fair value had been less than the carrying value, including Canopy’s stock price recovery above our carrying value following quarter-end. We will continue to review the Canopy Equity Method Investment for an other-than-temporary impairment.

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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Six Months 2024.

Additionally, we evaluated the Canopy Equity Method Investment as of August 31, 2022, and determined that there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the period of time for which the fair value had been less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recording a significant impairment of goodwill related to its cannabis operations during its first quarter of fiscal 2023, and (iii) the uncertainty of U.S. federal cannabis permissibility. As a result, the Canopy Equity Method Investment with a carrying value of $1,695.1 million was written down to its estimated fair value of $634.8 million, resulting in an impairment of $1,060.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Second Quarter 2023 and Six Months 2023.

Other Canopy investments —
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

Plan to convert Canopy common stock ownership —
In October 2022, we entered into a Consent Agreement with Canopy pursuant to which we have provided our consent, subject to certain conditions, to the Canopy Transaction. Assuming the completion of the Canopy Transaction and the transactions contemplated by the Consent Agreement and that we elect to convert our Canopy common shares into Exchangeable Shares:

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

For additional information on these divestitures, acquisitions, and investments refer to Notes 4, 5, and 7.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of the Wine Divestiture, as appropriate.

Second Quarter 2024 compared with Second Quarter 2023

•Our results of operations were impacted by (i) lower impairment losses related to our equity method investments as compared with Second Quarter 2023, driven by our Canopy Equity Method Investment, (ii) a decrease in equity in losses from Canopy’s results, and (iii) improvements within the Beer segment driven by shipment volume growth.

•Net sales increased 7% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing.

•Operating income increased 20% largely due to (i) the improvements within the Beer segment as shipment volume growth exceeded higher operational costs, (ii) gains recognized on undesignated commodity derivative contracts for Second Quarter 2024 compared with losses for Second Quarter 2023, and (iii) Second Quarter 2023 Reclassification costs that did not recur.

•Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI increased largely due to the items discussed above.

Six Months 2024 compared to Six Months 2023

•Our results of operations were impacted by (i) lower impairment losses related to our equity method investments as compared with Six Months 2023, driven by our Canopy Equity Method Investment, (ii) a decrease in equity in losses from Canopy’s results, (iii) improvements within the Beer segment driven by shipment volume growth, and (iv) a decrease in unrealized net loss from the changes in fair value of our investment in Canopy.

•Net sales increased 7% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing.

•Operating income increased 7% largely due to (i) the improvements with the Beer segment as shipment volume exceeded higher operational costs and an increase in media investments, (ii) lower Reclassification costs, and (iii) decreased losses on undesignated commodity derivative contracts, partially offset by increased restructuring and other strategic business development costs as compared to Six Months 2023.

•Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI increased largely due to the items discussed above.

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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Second Quarter 2024	Second Quarter 2023	Six Months 2024	Six Months 2023
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$19.1	$(15.4)	$(15.6)	$33.1
Settlements of undesignated commodity derivative contracts	5.6	(31.3)	6.2	(54.6)
Flow through of inventory step-up	(0.8)	(0.9)	(1.5)	(1.9)
Net flow through of reserved inventory	—	1.2	—	1.2
Recovery of (loss on) inventory write-down	—	—	—	0.2
Comparable Adjustments, Cost of product sold	23.9	(46.4)	(10.9)	(22.0)

Selling, general, and administrative expenses
Transition services agreements activity	(7.0)	(4.5)	(12.7)	(7.9)
Restructuring and other strategic business development costs	(3.4)	(1.2)	(18.3)	(2.6)
Transaction, integration, and other acquisition-related costs	(0.3)	(0.5)	(0.6)	(0.7)
Costs associated with the Reclassification	—	(20.6)	0.2	(21.3)
Other gains (losses)	(2.3)	3.6	(9.3)	8.8
Comparable Adjustments, Selling, general, and administrative expenses	(13.0)	(23.2)	(40.7)	(23.7)
Comparable Adjustments, Operating income (loss)	$10.9	$(69.6)	$(51.6)	$(45.7)

Comparable Adjustments, Income (loss) from unconsolidated investments	$(7.4)	$(1,685.5)	$(391.8)	$(1,820.9)

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

Net flow through of reserved inventory
We sold reserved inventory previously written down following the 2020 U.S. West Coast wildfires.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
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

Other gains (losses)
We recognized other gains (losses) primarily from (i) losses on the sales of the Daleville Facility and Craft Beer Divestitures (Second Quarter 2024, Six Months 2024), (ii) recognition of a previously deferred gain upon release of a related indemnity (Second Quarter 2024, Six Months 2024), (iii) a gain recognized on the remeasurement of our previously held equity interests to the acquisition-date fair value (Six Months 2023), and (iv) a decrease in estimated fair value of a contingent liability associated with a prior period acquisition (Second Quarter 2023, Six Months 2023).

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) comparable adjustments to equity in losses from Canopy’s results, (ii) an impairment of our Canopy Equity Method Investment (Second Quarter 2023, Six Months 2024, and Six Months 2023), (iii) unrealized net losses from the changes in fair value of our securities measured at fair value, and (iv) impairments of certain other equity method investments (Second Quarter 2024, Six Months 2024). For additional information, refer to Notes 4 and 7.

Business Segments
Second Quarter 2024 compared to Second Quarter 2023

Net sales

	Second Quarter 2024	Second Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$2,392.7	$2,139.3	$253.4	12%
Wine and Spirits:
Wine	383.9	442.0	(58.1)	(13%)
Spirits	60.2	73.8	(13.6)	(18%)
Total Wine and Spirits	444.1	515.8	(71.7)	(14%)
Consolidated net sales	$2,836.8	$2,655.1	$181.7	7%

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents

Beer segment	Second Quarter 2024	Second Quarter 2023	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,392.7	$2,139.3	$253.4	12%

Shipments	123.0	113.2		8.7%

Depletions				7.9%
The increase in Beer net sales is largely due to (i) $188.2 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, (ii) $59.3 million of favorable impact from pricing in select markets within our Mexican beer portfolio, and (iii) $8.5 million of favorable product mix primarily from a shift in package types.

Wine and Spirits segment	Second Quarter 2024	Second Quarter 2023	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$444.1	$515.8	$(71.7)	(14%)

Shipments
Total	6.1	7.4		(17.6%)
Organic (1)	6.1	7.2		(15.3%)

U.S. Domestic	5.4	6.4		(15.6%)
Organic U.S. Domestic (1)	5.4	6.3		(14.3%)

Depletions (1)				(7.8%)
(1)Includes an adjustment to remove volume associated with the Wine Divestiture for the period June 1, 2022, through August 31, 2022.

The decrease in Wine and Spirits net sales is due to a $57.3 million decrease in organic net sales and $14.4 million from the Wine Divestiture. The decrease in organic net sales is driven by (i) a $73.6 million decrease in branded wine and spirits shipment volume and (ii) a $7.4 million decrease in non-branded net sales primarily due to a decline in bulk sales as compared to Second Quarter 2023, partially offset by (i) $19.4 million from favorable product mix, driven by consumer-led premiumization, and (ii) $4.7 million of favorable impact from pricing. The decrease in branded wine and spirits shipment volume is attributable to declines within our U.S. wholesale market, primarily driven by our lower-end brands. The favorable impact from pricing was driven by price increases and higher contractual distributor payments as compared to Second Quarter 2023, partially offset by increases in promotional activity.

Gross profit

	Second Quarter 2024	Second Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$1,228.7	$1,147.6	$81.1	7%
Wine and Spirits	197.3	224.7	(27.4)	(12%)
Comparable Adjustments	23.9	(46.4)	70.3	NM
Consolidated gross profit	$1,449.9	$1,325.9	$124.0	9%

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents

The increase in Beer gross profit is primarily due to (i) $101.3 million of shipment volume growth and (ii) the $59.3 million favorable impact from pricing, partially offset by $80.0 million of higher cost of product sold. The higher cost of product sold is largely due to (i) $39.4 million of higher material costs, including glass, malt, aluminum, and starch, driven by inflation and global supply chain constraints, (ii) $16.2 million of costs related to a voluntary product recall of select kegs for quality assurance, (iii) $12.1 million of higher depreciation resulting from the Mexico Beer Projects, and (iv) $3.6 million of higher inventory obsolescence as compared to Second Quarter 2023, partially offset by $7.0 million of favorable fixed cost absorption related to increased production levels as compared to Second Quarter 2023. To partially offset the increases in cost of product sold we are executing initiatives that have resulted in nearly $20 million of net cost savings for Second Quarter 2024.

The decrease in Wine and Spirits gross profit is due to a $18.8 million decrease in organic gross profit and $8.6 million from the Wine Divestiture. The decrease in organic gross profit is attributable to (i) a $36.8 million decrease in branded wine and spirits shipment volume and (ii) a $7.9 million decrease in non-branded net sales, partially offset by (i) $12.0 million of lower cost of product sold, (ii) $8.4 million of favorable product mix, and (iii) the $4.7 million favorable impact from pricing. The decrease in cost of product sold was largely attributable to (i) $9.7 million of decreased transportation and warehousing costs, including ocean freight shipping, and (ii) $2.3 million of cost savings initiatives, primarily resulting in lower grape costs, as well as lower materials and packaging costs, driven by our sustainable packaging projects.

Gross profit as a percent of net sales increased to 51.1% for Second Quarter 2024 compared with 49.9% for Second Quarter 2023. This increase was largely due to (i) a favorable change of approximately 255 basis points in Comparable Adjustments, (ii) 105 basis points of favorable impact from Beer pricing in select markets, and (iii) approximately 45 basis points of rate growth from lower cost of product sold within the Wine and Spirits segment, partially offset by approximately 290 basis points of rate decline from higher cost of product sold within the Beer segment, driven by the increase in material and other operational costs.

Selling, general, and administrative expenses

	Second Quarter 2024	Second Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$274.8	$282.0	$(7.2)	(3%)
Wine and Spirits	116.6	125.3	(8.7)	(7%)
Corporate Operations and Other	66.8	82.3	(15.5)	(19%)
Comparable Adjustments	13.0	23.2	(10.2)	NM
Consolidated selling, general, and administrative expenses	$471.2	$512.8	$(41.6)	(8%)

The decrease in Beer selling, general, and administrative expenses is driven largely by $3.8 million and $3.3 million of decreased marketing spend and general and administrative expenses, respectively. The decrease in marketing spend is primarily driven by the Craft Divestitures. The decrease in general and administrative expenses was driven primarily by favorable foreign currency impact.

The decrease in Wine and Spirits selling, general, and administrative expenses is primarily due to a $9.8 million decrease in marketing spend driven by less planned media investments for our lower-end brands as compared to Second Quarter 2023 and a reduction in third-party services, partially offset by litigation expenses.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to (i) a $15 million reduction in third-party services, driven by lower Digital Business Acceleration investments, and (ii) a $7 million decrease in compensation and benefits, including favorability from the November 2022 Reclassification, partially offset by a Second Quarter 2024 loss on the sale of an asset and unfavorable depreciation expense.

Selling, general, and administrative expenses as a percent of net sales decreased to 16.6% for Second Quarter 2024 as compared to 19.3% for Second Quarter 2023. The decrease is largely driven by (i) approximately 195 basis points and 60 basis points of rate decline from the decreases in Beer and Corporate Operations and Other selling, general, and administrative expenses, respectively, and (ii) a favorable change in Comparable Adjustments, contributing approximately 40 basis points of rate decline.

Operating income (loss)

	Second Quarter 2024	Second Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$953.9	$865.6	$88.3	10%
Wine and Spirits	80.7	99.4	(18.7)	(19%)
Corporate Operations and Other	(66.8)	(82.3)	15.5	19%
Comparable Adjustments	10.9	(69.6)	80.5	NM
Consolidated operating income (loss)	$978.7	$813.1	$165.6	20%

The increase in Beer operating income is largely attributable to the shipment volume growth within our Mexican beer portfolio and the favorable pricing impact, partially offset by higher material costs.

The decrease in Wine and Spirits operating income is largely attributable to the decline in branded wine and spirits shipment volume, the Wine Divestiture, and the decrease in non-branded net sales, partially offset by the lower cost of product sold and marketing spend.

As previously discussed, the Corporate Operations and Other decrease in operating loss is largely due to the lower Digital Business Acceleration investments and compensation and benefits.

Income (loss) from unconsolidated investments

	Second Quarter 2024	Second Quarter 2023	Dollar Change	Percent Change
(in millions)
Impairment of equity method investments	$(12.3)	$(1,060.3)	$1,048.0	99%
Unrealized net gain (loss) on securities measured at fair value	(2.6)	(9.3)	6.7	72%
Equity in earnings (losses) from Canopy and related activities	(12.0)	(650.7)	638.7	98%
Equity in earnings (losses) from other equity method investees and related activities	6.7	1.2	5.5	NM
	$(20.2)	$(1,719.1)	$1,698.9	99%

Interest expense
Interest expense increased to $110.6 million for Second Quarter 2024 as compared to $94.3 million for Second Quarter 2023. This increase of $16.3 million, or 17%, is due to approximately 35 basis points of higher

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
weighted average interest rates and approximately $895 million of higher average borrowings, partially offset by an increase in capitalized interest in connection with the Mexico Beer Projects. The higher weighted average interest rates and average borrowings are largely attributable to funding the aggregate cash payment to holders of Class B Stock in connection with the Reclassification. For additional information, refer to Note 8.

Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of make-whole payments in connection with early redemption of our 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes (Second Quarter 2023).

(Provision for) benefit from income taxes
The provision for income taxes increased to $147.2 million for Second Quarter 2024 from $132.4 million for Second Quarter 2023. Our effective tax rate for Second Quarter 2024 was 17.4% as compared with (13.1)% for Second Quarter 2023. In comparison to prior year, our income taxes were impacted primarily by:

•an increase in the valuation allowance related to our investment in Canopy, driven by the Canopy Equity Method Investment impairment recognized in the Second Quarter 2023; partially offset by
•a net income tax benefit from the realization of tax losses related to a prior period divestiture recognized in the Second Quarter 2023; and
•the effective tax rates applicable to our foreign businesses.

For additional information, refer to Note 9.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $690.0 million for Second Quarter 2024 from $(1,151.2) million for Second Quarter 2023. This increase of $1,841.2 million is largely attributable to (i) the Second Quarter 2023 impairment of our Canopy Equity Method Investment, (ii) the decrease in equity in losses from Canopy’s results, and (iii) the Second Quarter 2024 improvements within the Beer segment as shipment volume growth and favorable pricing exceeded higher operational costs.

Six Months 2024 compared to Six Months 2023

Net sales

	Six Months 2024	Six Months 2023	Dollar Change	Percent Change
(in millions)
Beer	$4,491.3	$4,037.5	$453.8	11%
Wine and Spirits:
Wine	744.9	846.1	(101.2)	(12%)
Spirits	115.5	134.7	(19.2)	(14%)
Total Wine and Spirits	860.4	980.8	(120.4)	(12%)
Consolidated net sales	$5,351.7	$5,018.3	$333.4	7%

Beer segment	Six Months 2024	Six Months 2023	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,491.3	$4,037.5	$453.8	11%

Shipments	230.0	212.7		8.1%

Depletions				6.8%

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents

The increase in Beer net sales is largely due to (i) $329.3 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, (ii) $121.7 million of favorable impact from pricing in select markets within our Mexican beer portfolio, and (iii) $6.1 million of favorable product mix primarily from a shift in package types.

Wine and Spirits segment	Six Months 2024	Six Months 2023	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$860.4	$980.8	$(120.4)	(12%)

Shipments
Total	12.0	14.2		(15.5%)
Organic (1)	12.0	13.7		(12.4%)

U.S. Domestic	10.6	12.2		(13.1%)
Organic U.S. Domestic (1)	10.6	11.9		(10.9%)

Depletions (1)				(7.0%)
(1)Includes an adjustment to remove volume associated with the Wine Divestiture for the period March 1, 2022, through August 31, 2022.

The decrease in Wine and Spirits net sales is due to a $85.6 million decrease in organic net sales and $34.8 million from the Wine Divestiture. The decrease in organic net sales is driven by (i) a $109.7 million decrease in branded wine and spirits shipment volume and (ii) an $11.1 million decrease in non-branded net sales primarily due to a decline in bulk sales as compared to Six Months 2023, partially offset by (i) $19.4 million of favorable product mix, driven by consumer-led premiumization, and (ii) $16.6 million of favorable impact from pricing. The decrease in branded wine and spirits shipment volume is attributable to declines within our U.S. wholesale market, primarily driven by our lower-end brands. The favorable impact from pricing was driven by price increases, decreases in promotional activity, and higher contractual distributor payments as compared to Six Months 2023.

Gross profit

	Six Months 2024	Six Months 2023	Dollar Change	Percent Change
(in millions)
Beer	$2,327.4	$2,167.1	$160.3	7%
Wine and Spirits	391.2	435.8	(44.6)	(10%)
Comparable Adjustments	(10.9)	(22.0)	11.1	NM
Consolidated gross profit	$2,707.7	$2,580.9	$126.8	5%

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents

The increase in Beer gross profit is primarily due to (i) $176.6 million of shipment volume growth, (ii) the $121.7 million favorable impact from pricing, and (iii) $3.7 million of favorable product mix, partially offset by $144.4 million of higher cost of product sold. The higher cost of product sold is primarily due to (i) $82.1 million of higher material costs, including aluminum, malt, glass, and starch, driven by inflation and global supply chain constraints, (ii) $21.3 million of higher depreciation resulting from the Mexico Beer Projects, (iii) $16.2 million of costs related to a voluntary product recall of select kegs for quality assurance, (iv) $8.8 million of increased transportation costs, and (v) a $7.3 million increase in brewery costs primarily driven by increased compensation and benefits, partially offset by $8.0 million of favorable fixed cost absorption related to increased production levels as compared to Six Months 2023. To partially offset the increases in cost of product sold we are executing initiatives that have resulted in approximately $50 million of net cost savings for Six Months 2024.

The decrease in Wine and Spirits gross profit is due to a $24.1 million decrease in organic gross profit and $20.5 million from the Wine Divestiture. The decrease in organic gross profit is attributable to (i) a $54.2 million decrease in branded wine and spirits shipment volume and (ii) a $10.4 million decrease in non-branded net sales, partially offset by (i) $21.5 million of lower cost of product sold and (ii) the $16.6 million favorable impact from pricing. The decrease in cost of product sold was largely attributable to (i) $14.7 million of decreased transportation and warehousing costs, including ocean freight shipping, and (ii) $8.2 million of cost savings initiatives, primarily resulting in lower grape costs, as well as lower materials and packaging costs, driven by our sustainable packaging projects, partially offset by an increase in inventory obsolescence as compared to Six Months 2023.

Gross profit as a percent of net sales decreased to 50.6% for Six Months 2024 compared with 51.4% for Six Months 2023. This decrease was largely due to approximately 260 basis points of rate decline from higher cost of product sold within the Beer segment, driven by the increase in material and other operational costs, partially offset by (i) approximately 105 basis points of favorable impact from Beer pricing in select markets, (ii) approximately 40 basis points of rate growth from lower cost of product sold with the Wine and Spirits segment, and (iii) a favorable change of 20 basis points in Comparable Adjustments.

Selling, general, and administrative expenses

	Six Months 2024	Six Months 2023	Dollar Change	Percent Change
(in millions)
Beer	$575.7	$538.7	$37.0	7%
Wine and Spirits	231.2	245.4	(14.2)	(6%)
Corporate Operations and Other	116.7	143.6	(26.9)	(19%)
Comparable Adjustments	40.7	23.7	17.0	NM
Consolidated selling, general, and administrative expenses	$964.3	$951.4	$12.9	1%

The increase in Beer selling, general, and administrative expenses is driven largely by $25.1 million and $11.9 million of increased marketing spend and general and administrative expenses, respectively. The increase in marketing spend is primarily driven by ongoing media investments to build awareness of our high-end imported beer brands. The increase in general and administrative expenses was driven primarily by increased legal expenses and higher compensation and benefits, primarily related to incremental headcount to support the growth of our Mexican beer portfolio, partially offset by decreased costs associated with the short-term incentive accrual as compared to Six Months 2023.

The decrease in Wine and Spirits selling, general, and administrative expenses is primarily due to a $16.4 million decrease in marketing spend driven by less planned media investments for our lower-end brands as compared to Six Months 2023, partially offset by litigation expenses.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to (i) a $27 million reduction in third-party services, driven by lower Digital Business Acceleration investments, and (ii) a $6 million decrease in compensation and benefits, including favorability from the November 2022 Reclassification, partially offset by unfavorable impacts from the sale of assets and depreciation expense.

Selling, general, and administrative expenses as a percent of net sales decreased to 18.0% for Six Months 2024 as compared with 19.0% for Six Months 2023. The decrease is largely driven by (i) approximately 90 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses and (ii) approximately 60 basis points of rate decline from a decrease in the Corporate Operations and Other segment’s selling, general, and administrative expenses, partially offset by an unfavorable change in Comparable Adjustments, contributing approximately 35 basis points of rate growth.

Operating income (loss)

	Six Months 2024	Six Months 2023	Dollar Change	Percent Change
(in millions)
Beer	$1,751.7	$1,628.4	$123.3	8%
Wine and Spirits	160.0	190.4	(30.4)	(16%)
Corporate Operations and Other	(116.7)	(143.6)	26.9	19%
Comparable Adjustments	(51.6)	(45.7)	(5.9)	NM
Consolidated operating income (loss)	$1,743.4	$1,629.5	$113.9	7%

The increase in Beer operating income is largely attributable to the shipment volume growth within our Mexican beer portfolio and the favorable pricing impact, partially offset by higher material costs and marketing spend.

The decrease in Wine and Spirits operating income is largely attributable to the decline in branded wine and spirits shipment volume, the Wine Divestiture, and the decrease in non-branded net sales, partially offset by the lower cost of product sold and the favorable pricing impact and marketing spend.

As previously discussed, the Corporate Operations and Other increase in operating loss is largely due to the lower Digital Business Acceleration investments and compensation and benefits.
Income (loss) from unconsolidated investments

	Six Months 2024	Six Months 2023	Dollar Change	Percent Change
(in millions)
Impairment of equity method investments	$(135.8)	$(1,060.3)	$924.5	87%
Unrealized net gain (loss) on securities measured at fair value	(74.4)	(31.7)	(42.7)	(135%)
Equity in earnings (losses) from Canopy and related activities	(231.8)	(815.7)	583.9	72%
Equity in earnings (losses) from other equity method investees	6.4	0.7	5.7	NM
	$(435.6)	$(1,907.0)	$1,471.4	77%

Interest expense
Interest expense increased to $228.8 million for Six Months 2024 as compared to $182.8 million for Six Months 2023. This increase of $46.0 million, or 25%, is due to higher average borrowings of approximately

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
$1.4 billion and approximately 45 basis points of higher weighted average interest rates, partially offset by an increase in capitalized interest in connection with the Mexico Beer Projects. The higher average borrowings and weighted average interest rates are largely attributable to funding the aggregate cash payment to holders of Class B Stock in connection with the Reclassification. For additional information, refer to Note 8.

Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of a premium payment and the write-off of debt issuance costs in connection with the tender offers of our 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes and make-whole payments in connection with the early redemption of those notes (Six Months 2023).

(Provision for) benefit from income taxes
The provision for income taxes decreased to $238.4 million for Six Months 2024 from $257.8 million for Six Months 2023. Our effective tax rate for Six Months 2024 was 22.1% as compared with (53.3)% for Six Months 2023. In comparison to prior year, our income taxes were impacted primarily by:

•an increase in the valuation allowance related to our investment in Canopy, driven by the Canopy Equity Method Investment impairment recognized in the Six Months 2023; partially offset by
•a net income tax benefit from the realization of tax losses related to a prior period divestiture recognized in the Six Months 2023;
•a net income tax benefit as a result of a change in tax entity classification recognized in the Six Months 2024; and
•the effective tax rates applicable to our foreign businesses.

For additional information, refer to Note 9.

We continue to expect our reported effective tax rate for Fiscal 2024 to be in the range of 19% to 21%. This range does not reflect any future equity in earnings (losses) from the Canopy Equity Method Investment and related activities.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $825.9 million for Six Months 2024 from $(761.7) million for Six Months 2023. This increase of $1,587.6 million is primarily attributable to (i) lower Canopy Equity Method Investment impairment losses, (ii) the decrease in equity in losses from Canopy’s results, and (iii) the Six Months 2024 improvements within the Beer segment as shipment volume growth and favorable pricing exceeded higher operational costs and the increase in media investments.

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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents
believe that cash flows from operating and financing activities will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

We have an agreement with a financial institution for payment services and began to facilitate a voluntary supply chain finance program through this participating financial institution during Fiscal 2023. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of August 31, 2023, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $4.7 million and was included in accounts payable within our consolidated balance sheet. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Cash Flows

	Six Months 2024	Six Months 2023	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$1,622.0	$1,654.3	$(32.3)
Investing activities	(600.9)	(486.0)	(114.9)
Financing activities	(1,072.4)	(1,198.6)	126.2
Effect of exchange rate changes on cash and cash equivalents	1.1	(4.0)	5.1
Net increase (decrease) in cash and cash equivalents	$(50.2)	$(34.3)	$(15.9)

Operating activities
The decrease in net cash provided by (used in) operating activities consists of:

	Six Months 2024	Six Months 2023	Dollar Change
(in millions)
Net income (loss)	$839.9	$(741.4)	$1,581.3
Unrealized net (gain) loss on securities measured at fair value	74.4	31.7	42.7
Deferred tax provision (benefit)	26.3	208.6	(182.3)
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	226.5	815.6	(589.1)
Impairment of equity method investments	135.8	1,060.3	(924.5)
Other non-cash adjustments	388.4	374.3	14.1
Change in operating assets and liabilities, net of effects from purchase and sale of business	(69.3)	(94.8)	25.5
Net cash provided by (used in) operating activities	$1,622.0	$1,654.3	$(32.3)

The $25.5 million net change in operating assets and liabilities was largely driven by increases for the Beer segment in (i) inventory levels and (ii) accounts receivable, driven by timing of collections. These changes were partially offset by the timing of collections for (i) recoverable value-added taxes for the Beer segment and (ii) accounts payable for both the Beer and Wine and Spirits segments. Additionally, net cash provided by operating activities benefited from lower income tax payments in Six Months 2024 as compared to Six Months 2023.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents

Investing activities
Net cash used in investing activities increased to $600.9 million for Six Months 2024 from $486.0 million for Six Months 2023. This increase of $114.9 million, or 24%, was primarily due to additional capital expenditures of $147.0 million for Six Months 2024 largely related to the Mexico Beer Projects, partially offset by a decrease in business acquisitions of $29.7 million. The Six Months 2023 business acquisitions consisted of Lingua Franca and Austin Cocktails.

Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	Six Months 2024	Six Months 2023	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(763.5)	$499.7	$(1,263.2)
Dividends paid	(327.6)	(295.3)	(32.3)
Purchases of treasury stock	(35.0)	(1,400.5)	1,365.5
Net cash provided by stock-based compensation activities	75.0	20.0	55.0
Distributions to noncontrolling interests	(21.3)	(22.5)	1.2
Net cash provided by (used in) financing activities	$(1,072.4)	$(1,198.6)	$126.2

Debt

Total debt outstanding as of August 31, 2023, amounted to $11,706.5 million, a decrease of $754.8 million from February 28, 2023. This decrease consisted of:

Debt repayment	Debt issuance

Bank facilities
In May 2023, we repaid the outstanding three-year term loan facility borrowings under our August 2022 Term Credit Agreement with proceeds from the May 2023 Senior Notes (see “Senior notes” below). In August 2023, we repaid the outstanding five-year term loan facility borrowings under our April 2022 Term Credit Agreement with proceeds from commercial paper borrowings.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
Senior notes
In May 2023, we issued the May 2023 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $739.8 million were used for general corporate purposes, including the repayment of outstanding borrowings under the August 2022 Term Credit Agreement and to reduce outstanding commercial paper borrowings.

General
The majority of our outstanding borrowings as of August 31, 2023, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2024 to calendar 2050.

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

We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	August 31, 2023	September 30, 2023
(in millions)
Revolving credit facility (1)	$1,770.5	$1,994.0
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2022 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $468.0 million and $244.5 million as of August 31, 2023, and September 30, 2023, respectively.

The financial institutions participating in our 2022 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of August 31, 2023, we and our subsidiaries were subject to covenants that are contained in our 2022 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of August 31, 2023, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of August 31, 2023, we were in compliance with our covenants under our 2022 Credit Agreement and our indentures, and have met all debt payment obligations.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents
For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2023 Annual Report and Note 8.

Common Stock Dividends

On October 4, 2023, our Board of Directors declared a quarterly cash dividend of $0.89 per share of Class A Stock and $0.80 per share of Class 1 Stock payable on November 17, 2023, to stockholders of record of each class as of the close of business on November 3, 2023.

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

Share Repurchase Program

Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $2.0 billion under the 2021 Authorization. As of August 31, 2023, total shares repurchased under this authorization are as follows:

		Class A Stock
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

Accounting Guidance

Accounting guidance adopted for Six Months 2024 did not have a material impact on our Financial Statements.

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
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
◦the potential impact to supply, production levels, and costs due to global supply chain disruptions and constraints and shifting consumer behaviors;
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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents
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
•communicable disease outbreaks, pandemics, or other widespread public health crises, such as the COVID-19 pandemic, and associated governmental containment actions, which may include the closure of non-essential businesses (including our manufacturing facilities);
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
•the accuracy of management’s projections relating to the Canopy investment due to Canopy’s actual results and market and economic conditions, and the impact of our investment in Canopy, including recording our proportional share of Canopy’s estimated pre-tax losses;
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
•general economic, geopolitical, domestic, international, and regulatory conditions, world financial market and banking sector instability, including economic slowdown or recession, and a potential U.S. federal government shutdown;
•the ability to continue to recognize anticipated benefits of the Reclassification; and
•our targeted net leverage ratio due to market conditions, our ability to generate cash flow at expected levels, and our ability to generate expected earnings.

For additional information about risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements, please refer to Item 1A. “Risk Factors” of our 2023 Annual Report as supplemented by the additional factors set forth under Item 1A. “Risk Factors” included in this Form 10-Q.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 48

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of August 31, 2023, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. Approximately 100% of our balance sheet exposures and 81% of our forecasted transactional exposures for the remaining six months of Fiscal 2024 were hedged as of August 31, 2023.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2023, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 82% of our forecasted transactional exposures for the remaining six months of Fiscal 2024 were hedged as of August 31, 2023.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
(in millions)
Foreign currency contracts	$2,715.8	$2,733.8	$322.5	$95.6	$(173.6)	$(187.2)
Commodity derivative contracts	$344.6	$328.9	$(10.5)	$66.5	$29.3	$(34.6)

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of August 31, 2023, or August 31, 2022.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 49

OTHER KEY INFORMATION	Table of Contents

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
(in millions)
Fixed interest rate debt	$11,322.7	$10,068.1	$(10,311.8)	$(9,309.1)	$(622.1)	$(648.4)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $6.0 million and $4.0 million for the six months ended August 31, 2023, and August 31, 2022, respectively.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 50

OTHER KEY INFORMATION	Table of Contents
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

On May 12, 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment entered in the above-captioned case, rulings and orders incorporated in, antecedent to, or ancillary to that final judgment, and the court’s order denying the plaintiffs’ motion for judgment as a matter of law or, in the alternative, for a new trial in that action. The appeal is captioned Cervecería Modelo de México, S. de R.L. de C.V., et al. v. CB Brand Strategies, LLC, et al., Case No. 23-810 (2d Cir.). The plaintiffs’ principal brief was filed on August 22, 2023. Our response brief is due on or before November 21, 2023, and plaintiffs’ reply brief is due within 21 days after the filing of our response brief.

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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 51

OTHER KEY INFORMATION	Table of Contents
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

Item 5.    Other Information.

During the three months ended August 31, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 52

OTHER KEY INFORMATION	Table of Contents
Item 6.    Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Subscription Agreement, dated as of August 14, 2018, by and between CBG Holdings LLC and Canopy, including, among other things, a form of the Amended and Restated Investor Rights Agreement. †	8-K	2.1	August 16, 2018

2.2	Foreign Exchange Rate Agreement dated October 26, 2018, between CBG Holdings LLC and Canopy.	10-Q	2.2	January 9, 2019

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.2	Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and M&T, as Trustee.	8-K	4.4	June 11, 2013

4.3	Supplemental Indenture No. 6, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and M&T, as Trustee.	10-Q	4.21	July 10, 2014

4.4	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

4.5	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.6	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.7	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.8	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.9	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.10	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.11	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.12	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 53

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.13	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.14	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.15	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.16	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.17	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.18	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.19	Supplemental Indenture No. 29 with respect to 3.600% Senior Notes due 2024, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 9, 2022

4.20	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.21	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.22	Supplemental Indenture No. 32 with respect to 5.000% Senior Notes due 2026, dated as of February 2, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	February 2, 2023

4.23	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.24	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.25	Amendment No. 1, dated as of October 18, 2022, to Tenth Amended and Restated Credit Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.2	October 26, 2022

10.1	Cooperation Agreement, dated as of July 18, 2023, by and among the Company, Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P.	8-K	10.1	July 18, 2023

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 54

OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.2	Description of Compensation Arrangements, as of July 18, 2023, for Non-Management Directors.	8-K	10.2	July 18, 2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

99.1	Consent Agreement, dated April 18, 2019, by and between CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.4	April 30, 2019

99.2	Second Amended and Restated Investor Rights Agreement, dated April 18, 2019, by and among Greenstar Canada Investment Limited Partnership, CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.3	April 30, 2019

99.3	Consent Agreement, dated October 24, 2022, by and between CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy. †	8-K	99.2	October 26, 2022

99.4	Waiver to Reclassification Agreement with respect to WildStar Partners LLC’s right for nominee to serve as non-voting member of any committee of the Company’s Board of Directors.	8-K	99.1	July 10, 2023

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 55

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	October 5, 2023	By:	/s/ Darrell Hearne
Darrell Hearne, Senior Vice President and Controller

Date:	October 5, 2023	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q2 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 56