Form 10-Q
period 2023-11-30
CONSTELLATION BRANDS, INC.
filed 2024-01-05
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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
Yes  ☐  No  ☒
There were 182,796,408 shares of Class A Common Stock and 23,661 shares of Class 1 Common Stock outstanding as of December 31, 2023.

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

Term	Meaning

$	U.S. dollars
3.20% February 2018 Senior Notes	$600.0 million principal amount of 3.20% senior notes issued in February 2018, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
4.25% May 2013 Senior Notes	$1,050.0 million principal amount of 4.25% senior notes issued in May 2013, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
2021 Authorization	authority to repurchase up to $2.0 billion of our publicly traded common stock, authorized in January 2021 by our Board of Directors
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, that provides for an aggregate revolving credit facility of $2.25 billion
2023 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2023
2023 Authorization	authority to repurchase up to $2.0 billion of our publicly traded common stock, authorized in November 2023 by our Board of Directors
2023 Canopy Promissory Note	C$100.0 million principal amount of 4.25% promissory note issued to us by Canopy in April 2023
3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers
ABA	alternative beverage alcohol
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and term loan credit agreements
Amended and Restated By-Laws	our amended and restated by-laws which became effective at the Effective Time
Amended and Restated Charter	our amended and restated certificate of incorporation which effectuated the Reclassification at the Effective Time
AOCI	accumulated other comprehensive income (loss)
April 2022 Term Credit Agreement
amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of a five-year term loan facility, inclusive of amendments dated as of June 10, 2021, and April 14, 2022, now repaid in full

August 2022 Term Credit Agreement	term loan credit agreement, dated as of August 9, 2022, that provided for a $1.0 billion unsecured delayed draw three-year term loan facility, now repaid in full
Austin Cocktails	we made an initial investment in the Austin Cocktails business and subsequently acquired the remaining ownership interest
BioSteel	BioSteel Sports Nutrition Inc., formerly a subsidiary of Canopy
C$	Canadian dollars
Canopy	we made an investment in Canopy Growth Corporation, an Ontario, Canada-based public company
Canopy Amendment	a proposed resolution authorizing amending Canopy’s share capital to create Exchangeable Shares and providing for the conversion of Canopy common shares into Exchangeable Shares on a one-for-one basis at any time and at the option of the holder of such shares
Canopy Debt Securities	debt securities issued by Canopy in June 2018
Canopy Equity Method Investment	an investment in Canopy common shares
Canopy Strategic Transaction(s)	any potential acquisition, divestiture, investment, or other similar transaction made by Canopy, including but not limited to the Canopy Transaction

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

Canopy Transaction	proposed corporate transaction by Canopy, including the creation of Exchangeable Shares, designed to consolidate its U.S. cannabis assets into Canopy USA
Canopy USA	a U.S. holding company formed by Canopy
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
Class B Stock	our Class B Convertible Common Stock, par value $0.01 per share, eliminated on November 10, 2022, pursuant to the Reclassification
CODM	chief operating decision maker
Comparable Adjustments	certain items affecting comparability that have been excluded by management
Consent Agreement	an agreement between Canopy and (i) Greenstar Canada Investment Limited Partnership and (ii) CBG Holdings LLC, our indirect, wholly-owned subsidiaries
CPG	consumer packaged goods
Craft Beer Divestitures	the Four Corners Divestiture and the Funky Buddha Divestiture, collectively
Daleville Facility	production facility located in Roanoke, Virginia
DEI	diversity, equity, and inclusion
Depletions	represent U.S. domestic distributor shipments of our respective branded products to retail customers, based on third-party data
Digital Business Acceleration	a phased initiative by the Company to create a cohesive digital strategy and build an advanced digital business in the coming years
DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
Effective Time	the time that the Amended and Restated Charter was duly filed with the Secretary of State of the State of Delaware on November 10, 2022
ESG	environmental, social, and governance
Exchangeable Shares	proposed new class of non-voting and non-participating exchangeable shares in Canopy which will be convertible into common shares of Canopy
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	our consolidated financial statements and notes thereto included herein
Fiscal 2023	the Company’s fiscal year ended February 28, 2023
Fiscal 2024	the Company’s fiscal year ending February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028
Fiscal 2029	the Company’s fiscal year ending February 28, 2029
Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023, unless otherwise specified
Four Corners Divestiture	sale of the Four Corners Brewing Company LLC business
Funky Buddha Divestiture	sale of the Funky Buddha Brewery LLC business
GHG	greenhouse gas
IRA	Inflation Reduction Act of 2022, signed into law in the U.S. on August 16, 2022
IT	information technology
Lingua Franca	Lingua Franca, LLC business, acquired by us
May 2023 Senior Notes	$750.0 million aggregate principal amount of senior notes issued in May 2023

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregon Brewery, Nava Brewery, and Veracruz Brewery
M&T	Manufacturers and Traders Trust Company
NA	not applicable
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava
Net sales	gross sales less promotions, returns and allowances, and excise taxes
Nine Months 2023	the Company’s nine months ended November 30, 2022
Nine Months 2024	the Company’s nine months ended November 30, 2023
NM	not meaningful
Note(s)	notes to the consolidated financial statements
November 2018 Canopy Warrants	warrants acquired in November 2018 which gave us the option to purchase common shares of Canopy, now expired
Obregon	Obregon, Sonora, Mexico
Obregon Brewery	brewery located in Obregon
OCI	other comprehensive income (loss)
October 2022 Credit Agreement Amendment	amendment dated as of October 18, 2022, to the 2022 Credit Agreement
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances
Reclassification	the reclassification, exchange, and conversion of the Company’s common stock to eliminate the Class B Stock pursuant to the terms and conditions of the Reclassification Agreement
Reclassification Agreement	reclassification agreement in support of the Reclassification, dated June 30, 2022, among the Company and the Sands Family Stockholders
RTD	ready-to-drink
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

SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
Third Quarter 2023	the Company’s three months ended November 30, 2022
Third Quarter 2024	the Company’s three months ended November 30, 2023
U.S.	United States of America
Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	a new brewery being constructed in Veracruz
Wine Divestiture	sale of certain mainstream and premium wine brands and related inventory

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	November 30, 2023	February 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$78.7	$133.5
Accounts receivable	897.3	901.6
Inventories	1,988.0	1,898.7
Prepaid expenses and other	587.4	562.3
Total current assets	3,551.4	3,496.1
Property, plant, and equipment	7,713.5	6,865.2
Goodwill	7,978.2	7,925.4
Intangible assets	2,732.2	2,728.1
Equity method investments	233.3	663.3
Deferred income taxes	2,086.1	2,193.3
Other assets	762.7	790.9
Total assets	$25,057.4	$24,662.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$458.9	$1,165.3
Current maturities of long-term debt	957.3	9.5
Accounts payable	1,028.8	941.5
Other accrued expenses and liabilities	934.9	852.0
Total current liabilities	3,379.9	2,968.3
Long-term debt, less current maturities	10,282.3	11,286.5
Deferred income taxes and other liabilities	1,596.8	1,673.6
Total liabilities	15,259.0	15,928.4
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,698,298 shares and 212,697,428 shares, respectively	2.1	2.1
Additional paid-in capital	2,019.2	1,903.0
Retained earnings	13,187.6	12,343.9
Accumulated other comprehensive income (loss)	364.4	28.5
	15,573.3	14,277.5
Less: Treasury stock –
Class A Stock, at cost, 29,905,366 shares and 29,498,426 shares, respectively	(6,102.3)	(5,863.9)
Total CBI stockholders’ equity	9,471.0	8,413.6
Noncontrolling interests	327.4	320.3
Total stockholders’ equity	9,798.4	8,733.9
Total liabilities and stockholders’ equity	$25,057.4	$24,662.3
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2023	2022	2023	2022
Sales	$8,410.7	$8,029.6	$2,658.2	$2,624.6
Excise taxes	(588.1)	(574.8)	(187.3)	(188.1)
Net sales	7,822.6	7,454.8	2,470.9	2,436.5
Cost of product sold	(3,844.3)	(3,647.0)	(1,200.3)	(1,209.6)
Gross profit	3,978.3	3,807.8	1,270.6	1,226.9
Selling, general, and administrative expenses	(1,438.0)	(1,431.6)	(473.7)	(480.2)
Operating income (loss)	2,540.3	2,376.2	796.9	746.7
Income (loss) from unconsolidated investments	(477.4)	(1,944.2)	(41.8)	(37.2)
Interest expense	(333.0)	(281.5)	(104.2)	(98.7)
Loss on extinguishment of debt	(0.7)	(23.3)	—	—
Income (loss) before income taxes	1,729.2	127.2	650.9	610.8
(Provision for) benefit from income taxes	(368.4)	(388.9)	(130.0)	(131.1)
Net income (loss)	1,360.8	(261.7)	520.9	479.7
Net (income) loss attributable to noncontrolling interests	(25.8)	(32.3)	(11.8)	(12.0)
Net income (loss) attributable to CBI	$1,335.0	$(294.0)	$509.1	$467.7

Comprehensive income (loss)	$1,713.0	$(32.8)	$447.0	$643.1
Comprehensive (income) loss attributable to noncontrolling interests	(42.1)	(49.4)	(7.9)	(20.9)
Comprehensive income (loss) attributable to CBI	$1,670.9	$(82.2)	$439.1	$622.2

Net income (loss) per common share attributable to CBI:
Basic – Class A Stock	$7.28	$(1.48)	$2.77	$2.58
Basic – Class B Stock	NA	$(2.01)	NA	$1.78

Diluted – Class A Stock	$7.25	$(1.48)	$2.76	$2.52
Diluted – Class B Stock	NA	$(2.01)	NA	$1.78

Weighted average common shares outstanding:
Basic – Class A Stock	183.431	164.573	183.525	166.677
Basic – Class B Stock	NA	23.206	NA	23.206

Diluted – Class A Stock	184.096	164.573	184.170	185.291
Diluted – Class B Stock	NA	23.206	NA	23.206

Cash dividends declared per common share:
Class A Stock	$2.67	$2.40	$0.89	$0.80
Class B Stock	NA	$2.16	NA	$0.72

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 28, 2023	$2.1	$1,903.0	$12,343.9	$28.5	$(5,863.9)	$320.3	$8,733.9
Comprehensive income (loss):
Net income (loss)	—	—	135.9	—	—	3.3	139.2
Other comprehensive income (loss), net of income tax effect	—	—	—	214.4	—	10.9	225.3
Comprehensive income (loss)							364.5
Repurchase of shares	—	—	—	—	(35.0)	—	(35.0)
Dividends declared	—	—	(163.1)	—	—	—	(163.1)
Noncontrolling interest distributions	—	—	—	—	—	(11.3)	(11.3)
Shares issued under equity compensation plans	—	0.6	—	—	4.1	—	4.7
Stock-based compensation	—	14.5	—	—	—	—	14.5
Balance at May 31, 2023	2.1	1,918.1	12,316.7	242.9	(5,894.8)	323.2	8,908.2
Comprehensive income (loss):
Net income (loss)	—	—	690.0	—	—	10.7	700.7
Other comprehensive income (loss), net of income tax effect	—	—	—	191.5	—	9.3	200.8
Comprehensive income (loss)							901.5
Dividends declared	—	—	(164.0)	—	—	—	(164.0)
Noncontrolling interest distributions	—	—	—	—	—	(10.0)	(10.0)
Shares issued under equity compensation plans	—	62.6	—	—	7.6	—	70.2
Stock-based compensation	—	18.1	—	—	—	—	18.1
Balance at August 31, 2023	2.1	1,998.8	12,842.7	434.4	(5,887.2)	333.2	9,724.0
Comprehensive income (loss):
Net income (loss)	—	—	509.1	—	—	11.8	520.9
Other comprehensive income (loss), net of income tax effect	—	—	—	(70.0)	—	(3.9)	(73.9)
Comprehensive income (loss)							447.0
Repurchase of shares	—	—	—	—	(214.7)	—	(214.7)
Dividends declared	—	—	(164.2)	—	—	—	(164.2)
Noncontrolling interest distributions	—	—	—	—	—	(13.7)	(13.7)
Shares issued under equity compensation plans	—	3.4	—	—	(0.4)	—	3.0
Stock-based compensation	—	17.0	—	—	—	—	17.0
Balance at November 30, 2023	$2.1	$2,019.2	$13,187.6	$364.4	$(6,102.3)	$327.4	$9,798.4

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2022	$1.9	$0.3	$1,808.9	$14,505.4	$(412.7)	$(4,171.9)	$315.9	$12,047.8
Comprehensive income (loss):
Net income (loss)	—	—	—	389.5	—	—	9.8	399.3
Other comprehensive income (loss), net of income tax effect	—	—	—	—	246.4	—	12.6	259.0
Comprehensive income (loss)								658.3
Repurchase of shares	—	—	—	—	—	(1,007.6)	—	(1,007.6)
Dividends declared	—	—	—	(148.7)	—	—	—	(148.7)
Noncontrolling interest distributions	—	—	—	—	—	—	(11.2)	(11.2)
Shares issued under equity compensation plans	—	—	(0.6)	—	—	3.8	—	3.2
Stock-based compensation	—	—	16.7	—	—	—	—	16.7
Balance at May 31, 2022	1.9	0.3	1,825.0	14,746.2	(166.3)	(5,175.7)	327.1	11,558.5
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,151.2)	—	—	10.5	(1,140.7)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(189.1)	—	(4.4)	(193.5)
Comprehensive income (loss)								(1,334.2)
Repurchase of shares	—	—	—	—	—	(392.9)	—	(392.9)
Dividends declared	—	—	—	(146.6)	—	—	—	(146.6)
Noncontrolling interest distributions	—	—	—	—	—	—	(11.3)	(11.3)
Shares issued under equity compensation plans	—	—	14.5	—	—	2.0	—	16.5
Stock-based compensation	—	—	20.9	—	—	—	—	20.9
Balance at August 31, 2022	1.9	0.3	1,860.4	13,448.4	(355.4)	(5,566.6)	321.9	9,710.9
Comprehensive income (loss):
Net income (loss)	—	—	—	467.7	—	—	12.0	479.7
Other comprehensive income (loss), net of income tax effect	—	—	—	—	154.5	—	8.9	163.4
Comprehensive income (loss)								643.1
Reclassification payment	—	—	—	(1,500.0)	—	—	—	(1,500.0)
Retirement of treasury shares	—	(0.1)	—	(2.2)	—	2.3	—	—
Conversion of common shares	0.2	(0.2)	—	—	—	—	—	—
Dividends declared	—	—	—	(146.1)	—	—	—	(146.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(15.6)	(15.6)
Shares issued under equity compensation plans	—	—	4.9	—	—	1.2	—	6.1
Stock-based compensation	—	—	18.3	—	—	—	—	18.3
Balance at November 30, 2022	$2.1	$—	$1,883.6	$12,267.8	$(200.9)	$(5,563.1)	$327.2	$8,716.7

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,360.8	$(261.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on securities measured at fair value	85.4	39.1
Deferred tax provision (benefit)	28.2	218.4
Depreciation	321.8	278.4
Stock-based compensation	49.5	56.1
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	257.3	845.4
Noncash lease expense	62.9	66.7
Amortization of debt issuance costs and loss on extinguishment of debt	8.9	31.1
Impairment of equity method investments	136.1	1,060.3
(Gain) loss on sale of business	15.1	(13.8)
Gain (loss) on settlement of Pre-issuance hedge contracts	1.4	20.7
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	6.9	(25.3)
Inventories	(90.4)	(259.3)
Prepaid expenses and other current assets	(49.1)	204.7
Accounts payable	24.5	187.4
Other accrued expenses and liabilities	37.1	(247.0)
Other	90.4	79.4
Total adjustments	986.0	2,542.3
Net cash provided by (used in) operating activities	2,346.8	2,280.6

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(911.9)	(683.8)
Purchase of business, net of cash acquired	(7.5)	(37.1)
Investments in equity method investees and securities	(34.6)	(29.5)
Proceeds from sale of assets	21.8	6.6
Proceeds from sale of business	5.4	96.7
Other investing activities	(3.1)	0.5
Net cash provided by (used in) investing activities	(929.9)	(646.6)

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	744.8	2,845.8
Principal payments of long-term debt	(807.5)	(1,657.3)
Net proceeds from (repayments of) short-term borrowings	(706.4)	552.6
Dividends paid	(491.1)	(441.1)
Purchases of treasury stock	(249.7)	(1,400.5)
Proceeds from shares issued under equity compensation plans	89.0	36.7
Payments of minimum tax withholdings on stock-based payment awards	(11.2)	(10.5)
Payments of debt issuance, debt extinguishment, and other financing costs	(5.3)	(34.1)
Distributions to noncontrolling interests	(35.0)	(37.5)
Payment to holders of Class B Stock in connection with the Reclassification	—	(1,500.0)
Net cash provided by (used in) financing activities	(1,472.4)	(1,645.9)

Effect of exchange rate changes on cash and cash equivalents	0.7	(2.5)

Net increase (decrease) in cash and cash equivalents	(54.8)	(14.4)
Cash and cash equivalents, beginning of period	133.5	199.4
Cash and cash equivalents, end of period	$78.7	$185.0

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$178.1	$174.6

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOVEMBER 30, 2023
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

Effective May 31, 2023, we changed our internal management financial reporting to consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we now report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other following the removal of the Canopy operating segment. All financial information for the nine months and three months ended November 30, 2022, has been restated to conform to the new segment presentation. For additional information, refer to Note 13.

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	November 30, 2023	February 28, 2023
(in millions)
Raw materials and supplies	$244.0	$245.5
In-process inventories	1,098.9	967.8
Finished case goods	645.1	685.4
	$1,988.0	$1,898.7

3.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2023 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2023.

The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2023	February 28, 2023
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,233.3	$1,969.5
Pre-issuance hedge contracts	$125.0	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$578.9	$831.7
Commodity derivative contracts	$383.9	$416.5

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2023, the estimated fair value of derivative instruments in a net liability position due to counterparties was $1.5 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2023, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	November 30, 2023	February 28, 2023		November 30, 2023	February 28, 2023
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$152.6	$109.1	Other accrued expenses and liabilities	$4.3	$9.8
Other assets	$166.2	$134.5	Deferred income taxes and other liabilities	$0.4	$3.5
Pre-issuance hedge contracts:
Prepaid expenses and other	$—	$—	Other accrued expenses and liabilities	$0.1	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$8.1	$5.9	Other accrued expenses and liabilities	$5.7	$3.9
Commodity derivative contracts:
Prepaid expenses and other	$6.7	$21.2	Other accrued expenses and liabilities	$24.9	$19.5
Other assets	$2.8	$4.6	Deferred income taxes and other liabilities	$6.4	$8.3

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2023
Foreign currency contracts	$177.1	Sales	$(0.2)
		Cost of product sold	102.3
Pre-issuance hedge contracts	0.5	Interest expense	(0.4)
	$177.6		$101.7

For the Nine Months Ended November 30, 2022
Foreign currency contracts	$146.6	Sales	$(1.4)
		Cost of product sold	34.0
Pre-issuance hedge contracts	15.7	Interest expense	(0.8)
	$162.3		$31.8

For the Three Months Ended November 30, 2023
Foreign currency contracts	$27.2	Sales	$—
		Cost of product sold	36.6
Pre-issuance hedge contracts	(0.1)	Interest expense	(0.1)
	$27.1		$36.5

For the Three Months Ended November 30, 2022
Foreign currency contracts	$75.3	Sales	$(0.2)
		Cost of product sold	12.1
Pre-issuance hedge contracts	—	Interest expense	(0.2)
	$75.3		$11.7

We expect $130.2 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2023
Commodity derivative contracts	Cost of product sold	$(28.9)
Foreign currency contracts	Selling, general, and administrative expenses	12.7
		$(16.2)

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2022
Commodity derivative contracts	Cost of product sold	$25.3
Foreign currency contracts	Selling, general, and administrative expenses	(11.9)
		$13.4

For the Three Months Ended November 30, 2023
Commodity derivative contracts	Cost of product sold	$(13.3)
Foreign currency contracts	Selling, general, and administrative expenses	(9.8)
		$(23.1)

For the Three Months Ended November 30, 2022
Commodity derivative contracts	Cost of product sold	$(7.8)
Foreign currency contracts	Selling, general, and administrative expenses	(9.3)
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

Canopy investment
On November 1, 2023, the initial tranche of the November 2018 Canopy Warrants expired in accordance with its terms. The remaining tranches of the November 2018 Canopy Warrants were conditioned on the exercise, in full, of the expired warrants. As such, there are no longer any outstanding November 2018 Canopy Warrants. In

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
April 2023, we extended the maturity of the remaining C$100.0 million principal amount of our Canopy Debt Securities by exchanging them for the 2023 Canopy Promissory Note. As such, our investment in Canopy is currently comprised of (i) the Canopy Equity Method Investment and (ii) the 2023 Canopy Promissory Note. The 2023 Canopy Promissory Note is measured at fair value. Effective as of May 31, 2023, we determined that this instrument did not have future economic value given the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, prior to the maturity of the note. Accordingly, the fair value of the remaining balance for this instrument was determined to be zero. This reduction in fair value is included in income (loss) from unconsolidated investments within our consolidated results of operations for the nine months ended November 30, 2023. If the Canopy Amendment is authorized by Canopy’s shareholders, we intend to negotiate an exchange of the 2023 Canopy Promissory Note for Exchangeable Shares, although neither we nor Canopy has any binding obligation to do so.

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

Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of November 30, 2023, the carrying amount of long-term debt, including the current portion, was $11,239.6 million, compared with an estimated fair value of $10,320.7 million. As of February 28, 2023, the carrying amount of long-term debt, including the current portion, was $11,296.0 million, compared with an estimated fair value of $10,236.0 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of November 30, 2023, and February 28, 2023, due to the relatively short maturity of these instruments.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2023
Assets:
Foreign currency contracts	$—	$326.9	$—	$326.9
Commodity derivative contracts	$—	$9.5	$—	$9.5
Liabilities:
Foreign currency contracts	$—	$10.4	$—	$10.4
Commodity derivative contracts	$—	$31.3	$—	$31.3
Pre-issuance hedge contracts	$—	$0.1	$—	$0.1

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2023
Assets:
Foreign currency contracts	$—	$249.5	$—	$249.5
Commodity derivative contracts	$—	$25.8	$—	$25.8
November 2018 Canopy Warrants	$—	$0.2	$—	$0.2
Canopy Debt Securities	$—	$69.6	$—	$69.6
Liabilities:
Foreign currency contracts	$—	$17.2	$—	$17.2
Commodity derivative contracts	$—	$27.8	$—	$27.8

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Nine Months Ended November 30, 2023
Equity method investments	$94.8	$0.6	$0.6	$136.1

For the Nine Months Ended November 30, 2022
Equity method investments	$621.4	$—	$—	$1,060.3

Equity method investments
As of November 30, 2023, we evaluated a certain equity method investment, made through our corporate venture capital function within the Corporate Operations and Other segment, and determined there was an other-than-temporary impairment due to business underperformance. The estimated fair value was based largely on the cash flows expected to be generated by the investment using unobservable data points.

As of August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance. Investments with a carrying value of $14.9 million were written down to an estimated fair value of $2.6 million, resulting in an impairment of $12.3 million. These investments are part of the Corporate Operations and Other segment. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the nine months ended November 30, 2023. The estimated fair value was based largely on observable prices for similar assets. In October 2023, we exited one of these equity method investments in exchange for a note receivable.

We evaluated the Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the nine months ended November 30, 2023. The estimated fair value was determined based on the closing price of the underlying equity security as of May 31, 2023.

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

5.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2022	$5,120.7	$2,741.7	$7,862.4
Purchase accounting allocations (1)	—	26.3	26.3
Wine Divestiture	—	(24.5)	(24.5)
Foreign currency translation adjustments	68.2	(7.0)	61.2
Balance, February 28, 2023	5,188.9	2,736.5	7,925.4
Purchase accounting allocations (2)	—	6.5	6.5
Foreign currency translation adjustments	46.3	—	46.3
Balance, November 30, 2023	$5,235.2	$2,743.0	$7,978.2
(1)Purchase accounting allocations associated with the acquisitions of Austin Cocktails, Lingua Franca, and My Favorite Neighbor, LLC.
(2)Preliminary purchase accounting allocation associated with the June 2023 acquisition of the Domaine Curry wine business.

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

6.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	November 30, 2023		February 28, 2023
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.4	$16.5	$85.7	$17.7
Other	20.8	0.3	20.8	—
Total	$106.2	16.8	$106.5	17.7

Nonamortizable intangible assets
Trademarks		2,715.4		2,710.4
Total intangible assets		$2,732.2		$2,728.1

We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2023, and November 30, 2022. Net carrying amount represents the gross carrying value net of accumulated amortization.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
7.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	November 30, 2023		February 28, 2023
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1)	$73.6	20.7%	$485.8	34.7%
Other equity method investments	159.7	20%-50%	177.5	20%-50%
	$233.3		$663.3
(1)The fair value based on the closing price of the underlying equity security as of November 30, 2023, and February 28, 2023, was $94.8 million and $398.4 million, respectively.

Canopy Equity Method Investment
We have an investment in Canopy, a provider of medical and adult-use cannabis products. The Canopy Equity Method Investment consisted of 171.5 million Canopy common shares as of November 30, 2023. In December 2023, Canopy effected a reverse stock split at a ratio of one-for-ten. As a result, our Canopy Equity Method Investment consists of 17.1 million Canopy common shares. Equity in earnings (losses) from the Canopy Equity Method Investment and related activities is determined by recording the effect of basis differences. Amounts included in our consolidated results of operations for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2023	2022	2023	2022
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(288.3)	$(876.5)	$(56.5)	$(60.8)

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
•we intend to terminate all legacy agreements and commercial arrangements between ourselves and Canopy, including the investor rights agreement but excluding the Consent Agreement and certain termination agreements;
•we will have no further governance rights in relation to Canopy, including rights to nominate members to the board of directors of Canopy, or consulting rights related to certain transactions;
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
•Canopy USA will be required to exercise its repurchase rights to acquire the interests in Canopy USA held by its third-party investors; and
•we will continue to have all existing rights under our agreements with Canopy that predate the Consent Agreement, including governance rights in respect of Canopy (such as board nomination rights and consulting rights in respect of certain transactions).

8.    BORROWINGS

Borrowings consist of the following:

	November 30, 2023			February 28, 2023
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$458.9			$1,165.3
	$458.9			$1,165.3

Long-term debt
Term loan credit facilities	$—	$—	$—	$799.2
Senior notes	948.8	10,270.8	11,219.6	10,470.6
Other	8.5	11.5	20.0	26.2
	$957.3	$10,282.3	$11,239.6	$11,296.0

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
As of November 30, 2023, information with respect to borrowings under the 2022 Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
2022 Credit Agreement
Revolving credit facility (2) (3)	$—	—%	—%	$11.5	$1,779.0
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $459.5 million (excluding unamortized discount) (see “Commercial paper program” below).
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

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.25 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2022 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility. As of November 30, 2023, we had $458.9 million of outstanding borrowings, net of unamortized discount, under our commercial paper program with a weighted average annual interest rate of 5.8% and a weighted average remaining term of nine days.

Pre-issuance hedge contracts
In November 2023, we entered into Pre-issuance hedge contracts, which were designated as cash flow hedges. As of November 30, 2023, we had hedged the interest rate volatility on $125.0 million of future debt issuances. In December 2023, we entered into additional cash flow designated, Pre-issuance hedge contracts for $150.0 million of future debt issuances. As a result of additional Pre-issuance hedge contracts, we have hedged the interest rate volatility on $275.0 million of future debt issuances.

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Debt payments
As of November 30, 2023, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $56.6 million and $23.8 million, respectively) for the remaining three months of Fiscal 2024 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2024	$2.2
Fiscal 2025	957.5
Fiscal 2026	1,404.9
Fiscal 2027	603.8
Fiscal 2028	1,801.5
Fiscal 2029	500.0
Thereafter	6,050.1
$11,320.0

9.    INCOME TAXES

Our effective tax rate for the nine months ended November 30, 2023, and November 30, 2022, was 21.3% and 305.7%, respectively. Our effective tax rate for the three months ended November 30, 2023, and November 30, 2022, was 20.0% and 21.5%, respectively.

For the nine months and three months ended November 30, 2023, and three months ended November 30, 2022, our effective tax rate approximated the federal statutory rate of 21% as the increase in the valuation allowance related to our investment in Canopy was largely offset by the benefit of lower effective tax rates applicable to our foreign businesses.

For the nine months ended November 30, 2022, our effective tax rate did not approximate the federal statutory rate of 21% primarily due an increase in the valuation allowance related to our investment in Canopy, partially offset by a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture.

10.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B (1)	Class 1	Class A	Class B (1)
Balance at February 28, 2023	212,697,428	—	22,705	29,498,426	—
Share repurchases	—	—	—	153,937	—
Conversion of shares	80	—	(80)	—	—
Exercise of stock options	—	—	800	(129,595)	—
Vesting of restricted stock units (2)	—	—	—	(71,189)	—
Vesting of performance share units (2)	—	—	—	(13,113)	—
Balance at May 31, 2023	212,697,508	—	23,425	29,438,466	—

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Common Stock			Treasury Stock
	Class A	Class B (1)	Class 1	Class A	Class B (1)
Conversion of shares	220	—	(220)	—	—
Exercise of stock options	—	—	606	(364,530)	—
Employee stock purchases	—	—	—	(30,172)	—
Vesting of restricted stock units (2)	—	—	—	(5,172)	—
Balance at August 31, 2023	212,697,728	—	23,811	29,038,592	—
Share repurchases	—	—	—	889,429	—
Conversion of shares	570	—	(570)	—	—
Exercise of stock options	—	—	—	(22,587)	—
Vesting of restricted stock units (2)	—	—	—	(68)	—
Balance at November 30, 2023	212,698,298	—	23,241	29,905,366	—

Balance at February 28, 2022	187,263,859	28,212,340	2,248,679	22,824,607	5,005,800
Share repurchases	—	—	—	4,065,508	—
Conversion of shares	655	(655)	—	—	—
Exercise of stock options	—	—	35	(108,228)	—
Vesting of restricted stock units (2)	—	—	—	(71,064)	—
Vesting of performance share units (2)	—	—	—	(16,326)	—
Balance at May 31, 2022	187,264,514	28,211,685	2,248,714	26,694,497	5,005,800
Share repurchases	—	—	—	1,652,445	—
Conversion of shares	2,196,749	—	(2,196,749)	—	—
Exercise of stock options	—	—	—	(75,482)	—
Employee stock purchases	—	—	—	(27,514)	—
Vesting of restricted stock units (2)	—	—	—	(4,851)	—
Balance at August 31, 2022	189,461,263	28,211,685	51,965	28,239,095	5,005,800
Retirement of treasury shares	—	(5,005,800)	—	—	(5,005,800)
Conversion of shares	23,205,885	(23,205,885)	—	—	—
Exercise of stock options	—	—	470	(63,529)	—
Balance at November 30, 2022	212,667,148	—	52,435	28,175,566	—
(1)Prior to the Reclassification, we had an additional class of common stock with a material number of shares outstanding: Class B Stock. Shares of Class B Stock were convertible into shares of Class A Stock on a one-to-one basis at any time at the option of the holder. For additional information, refer to “Reclassification” below.
(2)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Three Months Ended November 30,	For the Nine Months Ended November 30,
2023
Restricted Stock Units	39,839	170	—	40,009
Performance Share Units	8,735	—	—	8,735

2022
Restricted Stock Units	37,308	186	—	37,494
Performance Share Units	4,919	—	—	4,919

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Stock repurchases
In January 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The Board of Directors did not specify a date upon which the 2021 Authorization would expire. Shares repurchased under the 2021 Authorization become treasury shares.

Additionally, in November 2023, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The Board of Directors did not specify a date upon which the 2023 Authorization would expire. Shares repurchased under the 2023 Authorization will become treasury shares.

For the nine months ended November 30, 2023, we repurchased 1,043,366 shares of Class A Stock pursuant to the 2021 Authorization through open market transactions at an aggregate cost of $249.7 million.

As of November 30, 2023, total shares repurchased under the 2021 Authorization and the 2023 Authorization are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$1,386.3	5,875,276
2023 Authorization	$2,000.0	$—	—

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

11.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the nine months and three months ended November 30, 2023, net income (loss) per common share – basic for Class A Stock has been computed based on the weighted average shares of common stock outstanding during the period. Net income (loss) per common share – diluted for Class A Stock reflects the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based awards. The dilutive computation does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on the net income (loss) per common share attributable to CBI. The computation of basic and diluted net income (loss) per common share for Class A Stock are as follows:

	For the Nine Months Ended November 30, 2023	For the Three Months Ended November 30, 2023
(in millions, except per share data)
Net income (loss) attributable to CBI	$1,335.0	$509.1

Weighted average common shares outstanding – basic	183.431	183.525
Stock-based awards, primarily stock options	0.665	0.645
Weighted average common shares outstanding – diluted	184.096	184.170

Net income (loss) per common share attributable to CBI – basic	$7.28	$2.77
Net income (loss) per common share attributable to CBI – diluted	$7.25	$2.76

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

For the nine months ended November 30, 2022, net income (loss) per common share – diluted for Class A Stock and Class B Stock has been computed using the two-class method. For the three months ended November 30, 2022, net income (loss) per common share – diluted for Class A Stock has been computed using the if-converted method and assumes the exercise of stock options using the treasury stock method and the conversion of Class B Stock as this method is more dilutive than the two-class method, until such conversion took place pursuant to the Reclassification. For the three months ended November 30, 2022, net income (loss) per common share – diluted for Class B Stock has been computed using the two-class method and does not assume conversion of Class B Stock into shares of Class A Stock. The computation of basic and diluted net income (loss) per common share are as follows:

	For the Nine Months Ended November 30, 2022		For the Three Months Ended November 30, 2022
	Class A Stock	Class B Stock (1)	Class A Stock	Class B Stock (1)
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic	$(247.3)	$(46.7)	$426.3	$41.4
Conversion of Class B common shares into Class A common shares	—	—	41.4	—
Effect of stock-based awards on allocated net income (loss)	—	—	—	(0.1)
Net income (loss) attributable to CBI allocated – diluted	$(247.3)	$(46.7)	$467.7	$41.3

Weighted average common shares outstanding – basic	164.573	23.206	166.677	23.206
Conversion of Class B common shares into Class A common shares	—	—	17.850	—
Stock-based awards, primarily stock options (2)	—	—	0.764	—
Weighted average common shares outstanding – diluted	164.573	23.206	185.291	23.206

Net income (loss) per common share attributable to CBI – basic	$(1.48)	$(2.01)	$2.58	$1.78
Net income (loss) per common share attributable to CBI – diluted	$(1.48)	$(2.01)	$2.52	$1.78

(1)	Net income (loss) per common share attributable to CBI for Class B Stock was determined for the relevant periods through November 10, 2022, the date the Reclassification was completed.

(2)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share for the nine months ended November 30, 2022, as the effect of including these would have been anti-dilutive:

	(in millions)
	Class B Stock	21.434
	Stock-based awards, primarily stock options	0.786

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
12.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2023
Net income (loss) attributable to CBI			$1,335.0
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$264.2	$—	264.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	264.2	—	264.2
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	192.1	(22.9)	169.2
Amounts reclassified	(108.8)	12.6	(96.2)
Net gain (loss) recognized in other comprehensive income (loss)	83.3	(10.3)	73.0
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.4)	0.1	(0.3)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.4)	0.1	(0.3)
Share of OCI of equity method investments
Net gain (loss)	(0.9)	(0.1)	(1.0)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.9)	(0.1)	(1.0)
Other comprehensive income (loss) attributable to CBI	$346.2	$(10.3)	335.9
Comprehensive income (loss) attributable to CBI			$1,670.9

For the Nine Months Ended November 30, 2022
Net income (loss) attributable to CBI			$(294.0)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$85.8	$—	85.8
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	85.8	—	85.8
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	178.1	(23.4)	154.7
Amounts reclassified	(32.6)	3.2	(29.4)
Net gain (loss) recognized in other comprehensive income (loss)	145.5	(20.2)	125.3
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.4)	0.1	(0.3)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.4)	0.1	(0.3)

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments
Net gain (loss)	(2.4)	3.4	1.0
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(2.4)	3.4	1.0
Other comprehensive income (loss) attributable to CBI	$228.5	$(16.7)	211.8
Comprehensive income (loss) attributable to CBI			$(82.2)

For the Three Months Ended November 30, 2023
Net income (loss) attributable to CBI			$509.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(59.4)	$—	(59.4)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(59.4)	—	(59.4)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	29.3	(3.4)	25.9
Amounts reclassified	(39.3)	4.6	(34.7)
Net gain (loss) recognized in other comprehensive income (loss)	(10.0)	1.2	(8.8)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	—	0.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1
Share of OCI of equity method investments
Net gain (loss)	(1.7)	(0.2)	(1.9)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(1.7)	(0.2)	(1.9)
Other comprehensive income (loss) attributable to CBI	$(71.0)	$1.0	(70.0)
Comprehensive income (loss) attributable to CBI			$439.1

For the Three Months Ended November 30, 2022
Net income (loss) attributable to CBI			$467.7
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$96.9	$—	96.9
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	96.9	—	96.9
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	82.4	(10.3)	72.1
Amounts reclassified	(12.3)	1.3	(11.0)
Net gain (loss) recognized in other comprehensive income (loss)	70.1	(9.0)	61.1
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.2)	—	(0.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	—	(0.2)

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments
Net gain (loss)	(3.3)	—	(3.3)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(3.3)	—	(3.3)
Other comprehensive income (loss) attributable to CBI	$163.5	$(9.0)	154.5
Comprehensive income (loss) attributable to CBI			$622.2

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2023	$(176.4)	$198.5	$(3.9)	$10.3	$28.5
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	264.2	169.2	(0.3)	(1.0)	432.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(96.2)	—	—	(96.2)
Other comprehensive income (loss)	264.2	73.0	(0.3)	(1.0)	335.9
Balance, November 30, 2023	$87.8	$271.5	$(4.2)	$9.3	$364.4

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

In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to produce our Mexican beer portfolio and to import, market, and sell such portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-end wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, IT, legal, and public relations, as well as our Canopy investment and investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2023	2022	2023	2022
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(28.9)	$25.3	$(13.3)	$(7.8)
Flow through of inventory step-up	(2.7)	(4.0)	(1.2)	(2.1)
Settlements of undesignated commodity derivative contracts	8.5	(68.8)	2.3	(14.2)
Strategic business development costs	—	(1.1)	—	(1.1)
Net flow through of reserved inventory	—	1.2	—	—
Recovery of (loss on) inventory write-down	—	0.2	—	—
Comparable Adjustments, Cost of product sold	(23.1)	(47.2)	(12.2)	(25.2)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(23.6)	(2.8)	(5.3)	(0.2)
Transition services agreements activity	(17.9)	(11.4)	(5.2)	(3.5)
Gain (loss) on sale of business	(15.1)	13.8	(0.2)	13.8
Transaction, integration, and other acquisition-related costs	(0.6)	(1.2)	—	(0.5)
Costs associated with the Reclassification	0.2	(31.5)	—	(10.2)
Other gains (losses) (1)	5.6	11.6	—	2.8
Comparable Adjustments, Selling, general, and administrative expenses	(51.4)	(21.5)	(10.7)	2.2
Comparable Adjustments, Operating income (loss)	$(74.5)	$(68.7)	$(22.9)	$(23.0)

(1)	Primarily includes the following:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2023	2022	2023	2022
	(in millions)
	Recognition of a previously deferred gain upon release of a related indemnity	$5.6	$—	$—	$—
	Gain from remeasurement of previously held equity method investments	$—	$5.2	$—	$—
	Decreases in estimated fair values of contingent liabilities associated with prior period acquisitions	$—	$5.9	$—	$1.5

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2023 Annual Report. Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2023	2022	2023	2022
(in millions)
Beer
Net sales	$6,459.8	$5,929.4	$1,968.5	$1,891.9
Segment operating income (loss)	$2,509.0	$2,338.4	$757.3	$710.0
Capital expenditures	$704.4	$539.3	$264.1	$181.5
Depreciation and amortization	$242.2	$206.2	$82.0	$71.0

Wine and Spirits
Net sales:
Wine	$1,180.7	$1,316.6	$435.8	$470.5
Spirits	182.1	208.8	66.6	74.1
Net sales	$1,362.8	$1,525.4	$502.4	$544.6
Segment operating income (loss)	$287.6	$325.2	$127.6	$134.8
Income (loss) from unconsolidated investments	$38.1	$40.3	$27.5	$35.4
Equity method investments	$130.5	$134.7	$130.5	$134.7
Capital expenditures	$107.1	$83.2	$29.6	$31.6
Depreciation and amortization	$68.1	$63.3	$22.5	$20.0

Corporate Operations and Other
Segment operating income (loss)	$(181.8)	$(218.7)	$(65.1)	$(75.1)
Income (loss) from unconsolidated investments	$(62.7)	$(132.1)	$(8.3)	$(41.1)
Equity method investments	$102.8	$636.7	$102.8	$636.7
Capital expenditures	$100.4	$61.3	$36.2	$35.7
Depreciation and amortization	$12.5	$11.7	$3.9	$4.8

Comparable Adjustments
Operating income (loss)	$(74.5)	$(68.7)	$(22.9)	$(23.0)
Income (loss) from unconsolidated investments	$(452.8)	$(1,852.4)	$(61.0)	$(31.5)

Consolidated
Net sales	$7,822.6	$7,454.8	$2,470.9	$2,436.5
Operating income (loss)	$2,540.3	$2,376.2	$796.9	$746.7
Income (loss) from unconsolidated investments (1)	$(477.4)	$(1,944.2)	$(41.8)	$(37.2)
Equity method investments	$233.3	$771.4	$233.3	$771.4
Capital expenditures	$911.9	$683.8	$329.9	$248.8
Depreciation and amortization	$322.8	$281.2	$108.4	$95.8

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(1)	Income (loss) from unconsolidated investments consists of:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2023	2022	2023	2022
	(in millions)
	Impairment of equity method investments	$(136.1)	$(1,060.3)	$(0.3)	$—
	Unrealized net gain (loss) on securities measured at fair value	(85.4)	(39.1)	(11.0)	(7.4)
	Equity in earnings (losses) from Canopy and related activities	(288.3)	(876.5)	(56.5)	(60.8)
	Equity in earnings (losses) from other equity method investees and related activities	32.1	31.7	25.7	31.0
	Net gain (loss) on sale of unconsolidated investment	0.3	—	0.3	—
		$(477.4)	$(1,944.2)	$(41.8)	$(37.2)

14.    SUBSEQUENT EVENT

Insurance recoveries
In December 2023, we recorded $37 million of business interruption and other recoveries from our insurance carrier. We are pursuing additional reimbursement from another insurance carrier, however there can be no assurance there will be any incremental recoveries. These recoveries related to an outage at our Nava Brewery due to severe winter weather events in early 2021. These proceeds will be included in our consolidated results of operations for the year ending February 29, 2024.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents
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

Strategy.    This section provides a description of our strategy and a discussion of a recent development and significant divestitures, acquisitions, and investments.

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended November 30, 2023, and November 30, 2022, and nine months ended November 30, 2023, and November 30, 2022. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

Liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, and liquidity position. Included in the analysis of outstanding debt is a discussion of the financial capacity available to fund our on-going operations and future commitments, as well as a discussion of other financing arrangements.

Overview

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Corona Extra, Modelo Especial, the Robert Mondavi Brand Family, Kim Crawford, Meiomi, The Prisoner Wine Company, High West, Casa Noble, and Mi CAMPO. In the U.S., we are one of the top growth contributors at retail among beverage alcohol suppliers. We are the third-largest beer company in the U.S. and continue to strengthen our leadership position as the #1 high-end beer supplier and the #1 share gainer across the U.S. beer market. Within wine and spirits, we have reshaped our brand portfolio to a higher-end focused business aimed to deliver net sales growth and margin expansion. The strength of our brands makes us a supplier of choice to many of our consumers and our customers, which include wholesale distributors, retailers, and on-premise locations. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Effective May 31, 2023, we changed our internal management financial reporting to consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we now report our operating results in three

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents
segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other following the removal of the Canopy operating segment. For additional information, refer to Note 13.

In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to produce our Mexican beer portfolio and to import, market, and sell such portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-end wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of executive management, corporate development, corporate finance, corporate growth and strategy, human resources, internal audit, investor relations, IT, legal, and public relations, as well as our Canopy investment and investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
innovation capabilities to create new line extensions behind celebrated, trusted brands and package formats that are intended to meet emerging needs.

Expansion, optimization, and/or construction activities continue under our Mexico Beer Projects to align with our anticipated future growth expectations and we now expect to spend approximately $4 billion between Fiscal 2024 and Fiscal 2028 on capital expenditures for our Beer segment. Additionally, we are pursuing the sale of the remaining assets at the canceled Mexicali Brewery after exploring various options; however, we may not be successful in completing any such sale or obtaining other forms of recovery.

Our business strategy for the Wine and Spirits segment focuses on higher-end brands, improving margins, and creating operating efficiencies. We have reshaped our portfolio primarily through an enhanced focus on higher-margin, higher-growth wine and spirits brands. Our business is organized into two distinct commercial teams, one focused on our fine wine and craft spirits brands and the other focused on our mainstream and premium brands. While each team has its own distinct strategy, both remain aligned to the goal of accelerating performance by growing organic net sales and expanding margins. In addition, we are advancing our aim to become a global, omni-channel competitor in line with consumer preferences. Our business continues to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets, while continuing to grow in U.S. 3-tier brick-and-mortar distribution. In markets where it is feasible, we entered into a contractual arrangement with Southern Glazer’s Wine and Spirits to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth as well as our target net leverage ratio and dividend payout ratio; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by inflation, changing prices, reductions in discretionary income of consumers available to purchase our products, and shifting consumer behaviors, as well as other unfavorable global and regional economic conditions, global supply chain disruptions and constraints, and geopolitical events. We expect some or all of these impacts to continue during the remainder of Fiscal 2024 which could have a material impact on our results of operations. We intend to continue to monitor the inflationary environment and the impact on the consumer when we consider passing along rising costs through further selling price increases, subject to normal competitive conditions. In addition, we continue to identify on-going cost savings initiatives, including our commodity and foreign exchange hedging programs. However, there can be no assurance that we will be able to fully mitigate rising costs through increased selling prices and/or cost savings initiatives. Furthermore, to the extent climate-related severe weather events, such as droughts, floods, wildfires, extreme heat, and/or late frosts, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
Specifically, we have focused on areas where we believe we have the greatest opportunities to make meaningful, positive impacts for people and the planet, and we dedicate our resources towards:
Serving as good stewards of our environment and natural resources
Improve water availability and resilience for our communities where we operate; reducing GHG emissions through energy conservation and renewable energy initiatives; and reducing operational waste and enhancing our use of returnable, recyclable, or renewable packaging
Enhancing social equity within our industry and communities
Championing the professional development and advancement of women in the beverage alcohol industry and our communities; enhancing economic development and prosperity in disadvantaged communities; and championing an inclusive workplace culture characterized by diversity in background and thought, which reflects our consumers and the communities where we live and work
Promoting responsible beverage alcohol consumption
Ensuring the responsible promotion and marketing of our products; and empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

During Third Quarter 2024 we published our 2023 ESG Impact Report and took the following steps to advance our ESG strategy by key area:

Serving as good stewards of our environment and natural resources
•surpassed our initial target and now aim to restore a total of 5 billion gallons of water withdrawals from local watersheds near our production facilities between Fiscal 2023 and Fiscal 2025
•invested in a project in Nogales, Arizona to address river borne trash that is generated both locally and across the border from Mexico to help improve the quality of water for communities near where we operate. We estimate approximately 25,000 people will be positively impacted by this project

Enhancing social equity within our industry and communities
•our team members attended a national conference and career exposition focused on empowering and enabling Hispanic/Latinx professionals to achieve their educational, economic, and social potential. Our employees participated in panel discussions and workshops, networked with peer corporate leadership in the areas of talent acquisition and DEI, and continued efforts to build a diverse talent pipeline

Promoting responsible beverage alcohol consumption
•in collaboration with Responsibility.org, a not-for-profit that aims to empower adults to make a lifetime of responsible alcohol choices, we shared responsible consumption messaging around seasonal activities, such as the beginning of football season, as well as, holidays including Halloween, Día de los Muertos, and Thanksgiving, with employees and external audiences
•we partnered with Uber to provide ride vouchers for U.S. employees celebrating Thanksgiving as part of our Safe Ride Home program

Recent Development

Insurance recoveries
In December 2023, we recorded $37 million of business interruption and other recoveries from our insurance carrier. We are pursuing additional reimbursement from another insurance carrier, however there can be no assurance there will be any incremental recoveries. These recoveries related to an outage at our Nava Brewery due to severe winter weather events in early 2021. For additional information, refer to Note 14.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
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

Wine and Spirits segment
Wine Divestiture
In October 2022, we sold certain of our mainstream and premium wine brands and related inventory. Accordingly, our consolidated results of operations include the results of operations of such mainstream and premium wine brands through the date of divestiture. We received cash proceeds of $96.7 million from the Wine Divestiture that were utilized primarily to reduce outstanding borrowings. We recognized a $13.8 million net gain on the sale of business for the Third Quarter 2023 and Nine Months 2023. This gain was included in selling, general, and administrative expenses within our consolidated results.

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
As of November 30, 2023, we evaluated a certain equity method investment, made through our corporate venture capital function, and determined there was an other-than-temporary impairment due to business underperformance.

As of August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance. Investments with a carrying value of $14.9 million were written down to an estimated fair value of $2.6 million, resulting in an impairment of $12.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Nine Months 2024. In October 2023, we exited one of these equity method investments in exchange for a note receivable.

Canopy investment
We have an investment in Canopy, a North American cannabis and CPG company providing medical and adult-use cannabis products, which expands our portfolio into adjacent categories. We expect to convert our Canopy common shares into Exchangeable Shares following the completion of the Canopy Transaction.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents

Canopy Equity Method Investment —
We evaluated the Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Nine Months 2024.

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

Other Canopy investments —
In July 2022, we received 29.2 million common shares of Canopy following the exchange of C$100.0 million principal amount of our Canopy Debt Securities. In April 2023, we extended the maturity of the remaining C$100.0 million principal amount of our Canopy Debt Securities by exchanging them for the 2023 Canopy Promissory Note. The fair value of the Canopy Debt Securities was $69.6 million as of February 28, 2023. As of May 31, 2023, we determined that the 2023 Canopy Promissory Note did not have future economic value and, accordingly, the fair value was reduced to zero. On November 1, 2023, the initial tranche of the November 2018 Canopy Warrants expired in accordance with its terms. The remaining tranches of the November 2018 Canopy Warrants were conditioned on the exercise, in full, of the expired warrants. As such, there are no longer any outstanding November 2018 Canopy Warrants.

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
•we will have no further governance rights in relation to Canopy, including rights to nominate members to the board of directors of Canopy, or consulting rights related to certain transactions;
•all of our nominees will resign from the board of directors of Canopy; and
•as our investment in Canopy common shares makes up our Canopy Equity Method Investment, we expect to no longer apply the equity method to our investment in Canopy, which we expect to instead

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
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

Third Quarter 2024 compared with Third Quarter 2023

•Our results of operations were positively impacted by improvements within the Beer segment driven by a successful execution of cost savings initiatives and 3.4% shipment volume growth.

•Net sales increased 1% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing, partially offset by a decline in Wine and Spirits net sales driven primarily by a decrease in organic branded shipment volume.

•Operating income increased 7% largely due to the improvements within (i) the Beer segment as shipment volume growth and lower marketing spend outpaced the growth of cost of product sold, driven by the successful execution of cost savings initiatives, and (ii) the Corporate Operations and Other segment from lower Digital Business Acceleration investments as compared to Third Quarter 2023, partially offset by a decline in the Wine and Spirits segment driven by the decrease in organic branded shipment volume.

•Net income attributable to CBI and diluted net income per common share attributable to CBI increased 9% and 10%, respectively, largely due to the items discussed above.

Nine Months 2024 compared to Nine Months 2023

•Our results of operations were impacted by (i) lower impairment and other losses related to our investment in Canopy as compared with Nine Months 2023 and (ii) improvements within the Beer segment driven by 6.6% shipment volume growth and a successful execution of cost savings initiatives, partially offset by a decline in performance in the Wine and Spirits segment.

•Net sales increased 5% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing, partially offset by a decline in Wine and Spirits net sales driven primarily by a decrease in branded shipment volume.

•Operating income increased 7% largely due to the improvements within (i) the Beer segment as shipment volume outpaced the growth of cost of product sold, driven by the successful execution of cost savings initiatives, (ii) the Corporate Operations and Other segment from lower Digital Business Acceleration investments as compared to Nine Months 2023, and (iii) lower cost of product sold and marketing spend within the Wine and Spirits segment, partially offset by a decline in branded wine and spirits shipment volume and impacts from the Wine Divestiture.

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Third Quarter 2024	Third Quarter 2023	Nine Months 2024	Nine Months 2023
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(13.3)	$(7.8)	$(28.9)	$25.3
Flow through of inventory step-up	(1.2)	(2.1)	(2.7)	(4.0)
Settlements of undesignated commodity derivative contracts	2.3	(14.2)	8.5	(68.8)
Strategic business development costs	—	(1.1)	—	(1.1)
Net flow through of reserved inventory	—	—	—	1.2
Recovery of (loss on) inventory write-down	—	—	—	0.2
Comparable Adjustments, Cost of product sold	(12.2)	(25.2)	(23.1)	(47.2)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(5.3)	(0.2)	(23.6)	(2.8)
Transition services agreements activity	(5.2)	(3.5)	(17.9)	(11.4)
Gain (loss) on sale of business	(0.2)	13.8	(15.1)	13.8
Transaction, integration, and other acquisition-related costs	—	(0.5)	(0.6)	(1.2)
Costs associated with the Reclassification	—	(10.2)	0.2	(31.5)
Other gains (losses)	—	2.8	5.6	11.6
Comparable Adjustments, Selling, general, and administrative expenses	(10.7)	2.2	(51.4)	(21.5)
Comparable Adjustments, Operating income (loss)	$(22.9)	$(23.0)	$(74.5)	$(68.7)

Comparable Adjustments, Income (loss) from unconsolidated investments	$(61.0)	$(31.5)	$(452.8)	$(1,852.4)

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
Strategic business development costs
We recognized costs in connection with certain activities which are intended to streamline, increase efficiencies, and reduce our cost structure within the Wine and Spirits segment.

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

Selling, general, and administrative expenses
Restructuring and other strategic business development costs
We recognized costs in connection with certain activities which are intended to streamline, increase efficiencies, and reduce our cost structure.

Transition services agreements activity
We recognized costs in connection with transition services agreements related to the previous sale of a portion of our wine and spirits business.

Gain (loss) on sale of business
We recognized a net gain (loss) primarily from (i) the sale of the Daleville Facility and the Craft Beer Divestitures (Nine Months 2024) and (ii) the completion of the Wine Divestiture (Third Quarter 2023, Nine Months 2023).

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

Other gains (losses)
We recognized other gains (losses) primarily from (i) recognition of a previously deferred gain upon release of a related indemnity (Nine Months 2024), (ii) a gain recognized on the remeasurement of our previously held equity interests to the acquisition-date fair value (Nine Months 2023), and (iii) decreases in estimated fair values of a contingent liabilities associated with prior period acquisitions (Third Quarter 2023, Nine Months 2023).

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) comparable adjustments to equity in losses from Canopy’s results, (ii) an impairment of our Canopy Equity Method Investment (Nine Months 2024, Nine Months 2023), (iii) unrealized net losses from the changes in fair value of our securities measured at fair value, and (iv) impairments of certain other equity method investments (Third Quarter 2024, Nine Months 2024). For additional information, refer to Notes 4 and 7.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
Business Segments
Third Quarter 2024 compared to Third Quarter 2023

Net sales

	Third Quarter 2024	Third Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$1,968.5	$1,891.9	$76.6	4%
Wine and Spirits:
Wine	435.8	470.5	(34.7)	(7%)
Spirits	66.6	74.1	(7.5)	(10%)
Total Wine and Spirits	502.4	544.6	(42.2)	(8%)
Consolidated net sales	$2,470.9	$2,436.5	$34.4	1%

Beer segment	Third Quarter 2024	Third Quarter 2023	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$1,968.5	$1,891.9	$76.6	4%

Shipments	101.1	97.8		3.4%

Depletions				8.2%
The increase in Beer net sales is largely due to (i) $67.6 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, and (ii) $22.6 million of favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by $9.7 million of unfavorable product mix primarily from a shift in package types.

Wine and Spirits segment	Third Quarter 2024	Third Quarter 2023	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$502.4	$544.6	$(42.2)	(8%)

Shipments
Total	6.1	6.9		(11.6%)
Organic (1)	6.1	6.8		(10.3%)

U.S. Domestic	5.3	6.0		(11.7%)
Organic U.S. Domestic (1)	5.3	5.9		(10.2%)

Depletions (1)				(10.0%)
(1)Includes an adjustment to remove volume associated with the Wine Divestiture for the period September 1, 2022, through October 5, 2022.

The decrease in Wine and Spirits net sales is due to a $38.5 million decrease in organic net sales and $3.7 million from the Wine Divestiture. The decrease in organic net sales is driven by (i) a $56.2 million decrease in branded wine and spirits shipment volume and (ii) $0.2 million of unfavorable impact from pricing, partially offset by (i) an $11.1 million increase in non-branded net sales primarily due to higher bulk sales as compared to Third

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
Quarter 2023 and (ii) $6.8 million of favorable product mix, driven by consumer-led premiumization. The decrease in branded wine and spirits shipment volume is attributable to our U.S. wholesale market, primarily driven by declines in both the overall wine market and in our lower-end brands. Additionally, the impact from pricing remained relatively flat as lower contractual distributor payments as compared to Third Quarter 2023 were largely offset by favorable pricing actions.

Gross profit

	Third Quarter 2024	Third Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$1,039.1	$989.5	$49.6	5%
Wine and Spirits	243.7	262.6	(18.9)	(7%)
Comparable Adjustments	(12.2)	(25.2)	13.0	NM
Consolidated gross profit	$1,270.6	$1,226.9	$43.7	4%

The increase in Beer gross profit is primarily due to (i) $36.7 million of shipment volume growth and (ii) the $22.6 million favorable impact from pricing, partially offset by (i) $8.3 million of unfavorable product mix and (ii) $2.0 million of higher cost of product sold. Cost of product sold was impacted by (i) $18.2 million of higher material costs, including malt, starch, glass, and other packaging, driven by inflation, (ii) $10.9 million of higher depreciation resulting from the Mexico Beer Projects, and (iii) $9.3 million of other brewery costs including fixed cost absorption which were offset by (i) $32.7 million of decreased transportation costs and (ii) $4.0 million of lower inventory obsolescence as compared to Third Quarter 2023. To partially offset the increases in cost of product sold we are executing initiatives that have resulted in over $55 million of net cost savings for Third Quarter 2024.

The decrease in Wine and Spirits gross profit is due to a $16.7 million decrease in organic gross profit and $2.2 million from the Wine Divestiture. The decrease in organic gross profit is attributable to (i) a $25.8 million decrease in branded wine and spirits shipment volume and (ii) $4.8 million of unfavorable product mix led by lower-margin, non-branded net sales, partially offset by $13.6 million of lower cost of product sold. The decrease in cost of product sold was largely attributable to (i) $8.4 million of decreased transportation and warehousing costs, including ocean freight shipping, and (ii) $4.9 million of cost savings initiatives, primarily resulting in lower grape costs, as well as lower materials and packaging costs, driven by our sustainable packaging projects.

Gross profit as a percent of net sales increased to 51.4% for Third Quarter 2024 compared with 50.4% for Third Quarter 2023. This increase was largely due to (i) 55 basis points of rate growth from lower cost of product sold within the Wine and Spirits segment, (ii) a favorable change of approximately 55 basis points in Comparable Adjustments, and (iii) 45 basis points of favorable impact from Beer pricing in select markets, partially offset by approximately 55 basis points of rate decline resulting from unfavorable product mix and lower-margin, non-branded net sales within the Wine and Spirits segment.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents
Selling, general, and administrative expenses

	Third Quarter 2024	Third Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$281.8	$279.5	$2.3	1%
Wine and Spirits	116.1	127.8	(11.7)	(9%)
Corporate Operations and Other	65.1	75.1	(10.0)	(13%)
Comparable Adjustments	10.7	(2.2)	12.9	NM
Consolidated selling, general, and administrative expenses	$473.7	$480.2	$(6.5)	(1%)

Beer selling, general, and administrative expenses remained relatively flat as $12.8 million of increased general and administrative expenses were offset by $10.5 million of decreased marketing spend as compared to Third Quarter 2023, due to a timing shift. We continue to expect marketing spend to approximate 9% of net sales for Fiscal 2024. The increase in general and administrative expenses was driven largely by unfavorable foreign currency impact and higher compensation and benefits, partially offset by lower legal fees as compared to Third Quarter 2023.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely due to $8.3 million and $4.1 million of decreased general and administrative expenses and marketing spend, respectively. The decrease in general and administrative expenses is driven by lower compensation and benefits. The decrease in marketing spend is driven by less planned media investments for our lower-end brands as compared to Third Quarter 2023.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to a $14 million reduction in third-party services, driven by lower Digital Business Acceleration investments, partially offset by a $3 million increase in compensation and benefits due to higher headcount and increased costs associated with merit and the short-term incentive accrual as compared to Third Quarter 2023. The increase in compensation and benefits was offset by favorability from the November 2022 Reclassification.

Selling, general, and administrative expenses as a percent of net sales decreased to 19.2% for Third Quarter 2024 as compared to 19.7% for Third Quarter 2023. The decrease is largely driven by (i) approximately 50 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses, (ii) approximately 40 basis points of rate decline from the decrease in Corporate Operations and Other selling, general, and administrative expenses, and (iii) 15 basis points of rate decline from the decrease in Wine and Spirits’ selling, general, and administrative expenses, partially offset by an unfavorable change in Comparable Adjustments, contributing 55 basis points of rate growth.

Operating income (loss)

	Third Quarter 2024	Third Quarter 2023	Dollar Change	Percent Change
(in millions)
Beer	$757.3	$710.0	$47.3	7%
Wine and Spirits	127.6	134.8	(7.2)	(5%)
Corporate Operations and Other	(65.1)	(75.1)	10.0	13%
Comparable Adjustments	(22.9)	(23.0)	0.1	NM
Consolidated operating income (loss)	$796.9	$746.7	$50.2	7%

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents

The increase in Beer operating income is largely attributable to the cost savings initiatives, shipment volume growth within our Mexican beer portfolio, and the favorable pricing impact, partially offset by higher material costs.

The decrease in Wine and Spirits operating income is largely attributable to the decline in branded wine and spirits shipment volume and unfavorable product mix, partially offset by the lower cost of product sold and general and administrative expenses.

As previously discussed, the Corporate Operations and Other decrease in operating loss is largely due to the lower Digital Business Acceleration investments, partially offset by increased compensation and benefits.

Income (loss) from unconsolidated investments

	Third Quarter 2024	Third Quarter 2023	Dollar Change	Percent Change
(in millions)
Impairment of equity method investments	$(0.3)	$—	$(0.3)	NM
Unrealized net gain (loss) on securities measured at fair value	(11.0)	(7.4)	(3.6)	(49%)
Equity in earnings (losses) from Canopy and related activities	(56.5)	(60.8)	4.3	7%
Equity in earnings (losses) from other equity method investees and related activities	25.7	31.0	(5.3)	(17%)
Net gain (loss) on sale of unconsolidated investment	0.3	0.0	0.3	NM
	$(41.8)	$(37.2)	$(4.6)	(12%)

Interest expense
Interest expense increased to $104.2 million for Third Quarter 2024 as compared to $98.7 million for Third Quarter 2023. This increase of $5.5 million, or 6%, is due to approximately $480 million of higher average borrowings and approximately 15 basis points of higher weighted average interest rates, partially offset by an increase in capitalized interest in connection with the Mexico Beer Projects. The higher average borrowings and weighted average interest rates are largely attributable to funding the aggregate cash payment to holders of Class B Stock in connection with the Reclassification. For additional information, refer to Note 8.

(Provision for) benefit from income taxes
The provision for income taxes decreased to $130.0 million for Third Quarter 2024 from $131.1 million for Third Quarter 2023. Our effective tax rate for Third Quarter 2024 was 20.0% as compared with 21.5% for Third Quarter 2023. In comparison to prior year, our income taxes were impacted primarily by the effective tax rates applicable to our foreign businesses.

For additional information, refer to Note 9.

Net income (loss) attributable to CBI
Net income attributable to CBI increased to $509.1 million for Third Quarter 2024 from $467.7 million for Third Quarter 2023. This increase of $41.4 million, or 9%, is largely attributable to (i) the Third Quarter 2024 improvements within the Beer segment driven by shipment volume growth and lower marketing spend outpacing the growth of cost of product sold, driven by the successful execution of cost savings initiatives and (ii) the lower Digital Business Acceleration investments within the Corporate Operations and Other segment. This favorability was partially offset by the performance decline in the Wine and Spirits segment.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents
Nine Months 2024 compared to Nine Months 2023

Net sales

	Nine Months 2024	Nine Months 2023	Dollar Change	Percent Change
(in millions)
Beer	$6,459.8	$5,929.4	$530.4	9%
Wine and Spirits:
Wine	1,180.7	1,316.6	(135.9)	(10%)
Spirits	182.1	208.8	(26.7)	(13%)
Total Wine and Spirits	1,362.8	1,525.4	(162.6)	(11%)
Consolidated net sales	$7,822.6	$7,454.8	$367.8	5%

Beer segment	Nine Months 2024	Nine Months 2023	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$6,459.8	$5,929.4	$530.4	9%

Shipments	331.1	310.5		6.6%

Depletions				7.2%

The increase in Beer net sales is largely due to (i) $400.9 million of shipment volume growth within our Mexican beer portfolio, which benefited from continued consumer demand, and (ii) $139.9 million of favorable impact from pricing in select markets within our Mexican beer portfolio, partially offset by a $7.2 million decline from the Craft Beer Divestitures.

Wine and Spirits segment	Nine Months 2024	Nine Months 2023	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,362.8	$1,525.4	$(162.6)	(11%)

Shipments
Total	18.1	21.1		(14.2%)
Organic (1)	18.1	20.5		(11.7%)

U.S. Domestic	15.9	18.2		(12.6%)
Organic U.S. Domestic (1)	15.9	17.8		(10.7%)

Depletions (1)				(8.1%)
(1)Includes an adjustment to remove volume associated with the Wine Divestiture for the period March 1, 2022, through October 5, 2022.

The decrease in Wine and Spirits net sales is due to a $124.1 million decrease in organic net sales and $38.5 million from the Wine Divestiture. The decrease in organic net sales is driven by a $165.9 million decrease in branded wine and spirits shipment volume, partially offset by (i) $26.2 million of favorable product mix, driven by consumer-led premiumization, and (ii) $16.4 million of favorable impact from pricing. The decrease in branded

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
wine and spirits shipment volume is attributable to our U.S. wholesale market, primarily driven by declines in both the overall wine market and in our lower-end brands. The favorable impact from pricing was driven by price increases, partially offset by lower contractual distributor payments as compared to Nine Months 2023.

Gross profit

	Nine Months 2024	Nine Months 2023	Dollar Change	Percent Change
(in millions)
Beer	$3,366.5	$3,156.6	$209.9	7%
Wine and Spirits	634.9	698.4	(63.5)	(9%)
Comparable Adjustments	(23.1)	(47.2)	24.1	NM
Consolidated gross profit	$3,978.3	$3,807.8	$170.5	4%

The increase in Beer gross profit is primarily due to (i) $215.9 million of shipment volume growth and (ii) the $139.9 million favorable impact from pricing, partially offset by (i) $136.1 million of higher cost of product sold and (ii) $13.1 million of unfavorable product mix. The higher cost of product sold is primarily due to (i) $100.5 million of higher material costs, including malt, glass, aluminum, and starch, driven by inflation and global supply chain constraints, (ii) $32.2 million of higher depreciation resulting from the Mexico Beer Projects, (iii) $13.7 million of costs related to a voluntary product recall of select kegs for quality assurance, and (iv) a $15.0 million increase in brewery costs, including compensation and benefits and IT expenses, partially offset by (i) $23.9 million of decreased transportation costs and (ii) $6.5 million of lower inventory obsolescence as compared to Nine Months 2023. To partially offset the increases in cost of product sold we are executing initiatives that have resulted in approximately $105 million of net cost savings for Nine Months 2024.

The decrease in Wine and Spirits gross profit is due to a $40.8 million decrease in organic gross profit and $22.7 million from the Wine Divestiture. The decrease in organic gross profit is attributable to (i) an $80.0 million decrease in branded wine and spirits shipment volume and (ii) a $9.7 million decrease in non-branded gross profit on net sales, partially offset by (i) $35.1 million of lower cost of product sold and (ii) the $16.4 million favorable impact from pricing. The decrease in cost of product sold was largely attributable to (i) $23.1 million of decreased transportation and warehousing costs, including ocean freight shipping, and (ii) $12.0 million of cost savings initiatives, primarily resulting in lower grape costs, as well as lower materials and packaging costs, driven by our sustainable packaging projects.

Gross profit as a percent of net sales decreased to 50.9% for Nine Months 2024 compared with 51.1% for Nine Months 2023. This decrease was largely due to (i) approximately 160 basis points of rate decline from higher cost of product sold within the Beer segment, driven by the increase in material costs, and (ii) approximately 30 basis points of rate decline resulting from unfavorable product mix and lower-margin, non-branded net sales within the Wine and Spirits segment, partially offset by (i) approximately 80 basis points of favorable impact from Beer pricing in select markets, (ii) approximately 40 basis points of rate growth from lower cost of product sold within the Wine and Spirits segment, and (iii) a favorable change of approximately 30 basis points in Comparable Adjustments.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents
Selling, general, and administrative expenses

	Nine Months 2024	Nine Months 2023	Dollar Change	Percent Change
(in millions)
Beer	$857.5	$818.2	$39.3	5%
Wine and Spirits	347.3	373.2	(25.9)	(7%)
Corporate Operations and Other	181.8	218.7	(36.9)	(17%)
Comparable Adjustments	51.4	21.5	29.9	NM
Consolidated selling, general, and administrative expenses	$1,438.0	$1,431.6	$6.4	—%

The increase in Beer selling, general, and administrative expenses is driven largely by $24.7 million and $14.6 million of increased general and administrative expenses and marketing spend, respectively. The increase in general and administrative expenses was driven primarily by (i) unfavorable foreign currency impact, (ii) higher compensation and benefits, primarily related to incremental headcount to support the growth of our Mexican beer portfolio, and (iii) increased legal expenses, partially offset by (i) decreased costs associated with the short-term incentive accrual as compared to Nine Months 2023, (ii) favorability from strategic asset relocation in Nine Months 2023, and (iii) the Craft Beer Divestitures. The increase in marketing spend is primarily driven by ongoing media investments to build awareness of our high-end imported beer brands, partially offset by the Craft Beer Divestitures.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely due to a $20.5 million decrease in marketing spend driven by less planned media investments for our lower-end brands as compared to Nine Months 2023. General and administrative expenses also decreased driven by lower compensation and benefits and consulting services, partially offset by higher litigation expenses.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to a $42 million reduction in third-party services, driven by lower Digital Business Acceleration investments, and a $3 million decrease in compensation and benefits, partially offset by a $5 million increase in IT project expenses as compared to Nine Months 2023. The decrease in compensation and benefits was led by favorability from the November 2022 Reclassification.

Selling, general, and administrative expenses as a percent of net sales decreased to 18.4% for Nine Months 2024 as compared with 19.2% for Nine Months 2023. The decrease is largely driven by (i) 80 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses and (ii) approximately 55 basis points of rate decline from a decrease in the Corporate Operations and Other segment’s selling, general, and administrative expenses, partially offset by an unfavorable change in Comparable Adjustments, contributing approximately 45 basis points of rate growth.

Operating income (loss)

	Nine Months 2024	Nine Months 2023	Dollar Change	Percent Change
(in millions)
Beer	$2,509.0	$2,338.4	$170.6	7%
Wine and Spirits	287.6	325.2	(37.6)	(12%)
Corporate Operations and Other	(181.8)	(218.7)	36.9	17%
Comparable Adjustments	(74.5)	(68.7)	(5.8)	NM
Consolidated operating income (loss)	$2,540.3	$2,376.2	$164.1	7%

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents

The increase in Beer operating income is largely attributable to the shipment volume growth within our Mexican beer portfolio, the favorable pricing impact, and the cost savings initiatives, partially offset by higher material costs.

The decrease in Wine and Spirits operating income is largely attributable to the decline in branded wine and spirits shipment volume and the Wine Divestiture, partially offset by the lower cost of product sold and marketing spend and the favorable pricing impact.

As previously discussed, the Corporate Operations and Other decrease in operating loss is largely due to the lower Digital Business Acceleration investments.
Income (loss) from unconsolidated investments

	Nine Months 2024	Nine Months 2023	Dollar Change	Percent Change
(in millions)
Impairment of equity method investments	$(136.1)	$(1,060.3)	$924.2	87%
Unrealized net gain (loss) on securities measured at fair value	(85.4)	(39.1)	(46.3)	(118%)
Equity in earnings (losses) from Canopy and related activities	(288.3)	(876.5)	588.2	67%
Equity in earnings (losses) from other equity method investees	32.1	31.7	0.4	1%
Net gain (loss) on sale of unconsolidated investment	0.3	0.0	0.3	NM
	$(477.4)	$(1,944.2)	$1,466.8	75%

Interest expense
Interest expense increased to $333.0 million for Nine Months 2024 as compared to $281.5 million for Nine Months 2023. This increase of $51.5 million, or 18%, is due to $1.1 billion of higher average borrowings and approximately 35 basis points of higher weighted average interest rates, partially offset by an increase in capitalized interest in connection with the Mexico Beer Projects. The higher average borrowings and weighted average interest rates are largely attributable to funding the aggregate cash payment to holders of Class B Stock in connection with the Reclassification. For additional information, refer to Note 8.

Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of a premium payment and the write-off of debt issuance costs in connection with the tender offers of our 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes and make-whole payments in connection with the early redemption of those notes (Nine Months 2023).

(Provision for) benefit from income taxes
The provision for income taxes decreased to $368.4 million for Nine Months 2024 from $388.9 million for Nine Months 2023. Our effective tax rate for Nine Months 2024 was 21.3% as compared with 305.7% for Nine Months 2023. In comparison to prior year, our income taxes were impacted primarily by:

•an increase in the valuation allowance related to our investment in Canopy, driven by the Canopy Equity Method Investment impairment recognized in the Nine Months 2023; offset by
•a net income tax benefit from the realization of tax losses related to a prior period divestiture recognized in the Nine Months 2023; and
•the effective tax rates applicable to our foreign businesses.

For additional information, refer to Note 9.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
We continue to expect our reported effective tax rate for Fiscal 2024 to be in the range of 19% to 21%. This range does not reflect any future equity in earnings (losses) from the Canopy Equity Method Investment and related activities.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $1,335.0 million for Nine Months 2024 from $(294.0) million for Nine Months 2023. This increase of $1,629.0 million is primarily attributable to (i) lower impairment and other losses related to our investment in Canopy and (ii) the Nine Months 2024 improvements within the Beer segment as shipment volume growth exceeded the growth of cost of product sold, driven by the successful execution of cost savings initiatives.

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

We have an agreement with a financial institution for payment services and began to facilitate a voluntary supply chain finance program through this participating financial institution during Fiscal 2023. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of November 30, 2023, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $5.6 million and was included in accounts payable within our consolidated balance sheet. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents
Cash Flows

	Nine Months 2024	Nine Months 2023	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,346.8	$2,280.6	$66.2
Investing activities	(929.9)	(646.6)	(283.3)
Financing activities	(1,472.4)	(1,645.9)	173.5
Effect of exchange rate changes on cash and cash equivalents	0.7	(2.5)	3.2
Net increase (decrease) in cash and cash equivalents	$(54.8)	$(14.4)	$(40.4)

Operating activities
The increase in net cash provided by (used in) operating activities consists of:

	Nine Months 2024	Nine Months 2023	Dollar Change
(in millions)
Net income (loss)	$1,360.8	$(261.7)	$1,622.5
Unrealized net (gain) loss on securities measured at fair value	85.4	39.1	46.3
Deferred tax provision (benefit)	28.2	218.4	(190.2)
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	257.3	845.4	(588.1)
Impairment of equity method investments	136.1	1,060.3	(924.2)
Other non-cash adjustments	550.0	518.6	31.4
Change in operating assets and liabilities, net of effects from purchase and sale of business	(71.0)	(139.5)	68.5
Net cash provided by (used in) operating activities	$2,346.8	$2,280.6	$66.2

The $68.5 million net change in operating assets and liabilities was largely driven by an increase in inventory levels for the Beer segment. These changes were partially offset by the timing of collections for (i) recoverable value-added taxes for the Beer segment and (ii) accounts payable for both the Beer and Wine and Spirits segments.

Investing activities
Net cash used in investing activities increased to $929.9 million for Nine Months 2024 from $646.6 million for Nine Months 2023. This increase of $283.3 million, or 44%, was primarily due to (i) $228.1 million of additional capital expenditures for Nine Months 2024 largely related to the Mexico Beer Projects and (ii) $91.3 million of reduced proceeds from the sale of business, driven by the 2022 Wine Divestiture. These increases were partially offset by a $29.6 million decrease in business acquisitions for Nine Months 2024. The Nine Months 2023 business acquisitions consisted of Lingua Franca and Austin Cocktails.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	Nine Months 2024	Nine Months 2023	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(774.4)	$1,707.0	$(2,481.4)
Dividends paid	(491.1)	(441.1)	(50.0)
Purchases of treasury stock	(249.7)	(1,400.5)	1,150.8
Net cash provided by stock-based compensation activities	77.8	26.2	51.6
Distributions to noncontrolling interests	(35.0)	(37.5)	2.5
Payment to holders of Class B Stock in connection with the Reclassification	—	(1,500.0)	1,500.0
Net cash provided by (used in) financing activities	$(1,472.4)	$(1,645.9)	$173.5

Debt

Total debt outstanding as of November 30, 2023, amounted to $11,698.5 million, a decrease of $762.8 million, or 6%, from February 28, 2023. This decrease consisted of:

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents
General
The majority of our outstanding borrowings as of November 30, 2023, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2024 to calendar 2050.

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

We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	November 30, 2023	December 31, 2023
(in millions)
Revolving credit facility (1)	$1,779.0	$1,915.5
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2022 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $459.5 million and $323.0 million as of November 30, 2023, and December 31, 2023, respectively.

The financial institutions participating in our 2022 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of November 30, 2023, we and our subsidiaries were subject to covenants that are contained in our 2022 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of November 30, 2023, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of November 30, 2023, we were in compliance with our covenants under our 2022 Credit Agreement and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2023 Annual Report and Note 8.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 48

MD&A	Table of Contents
Common Stock Dividends

On January 4, 2024, our Board of Directors declared a quarterly cash dividend of $0.89 per share of Class A Stock and $0.80 per share of Class 1 Stock payable on February 22, 2024, to stockholders of record of each class as of the close of business on February 8, 2024.

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

Share Repurchase Program

Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $2.0 billion under the 2021 Authorization and an additional repurchase of up to $2.0 billion under the 2023 Authorization.

As of November 30, 2023, total shares repurchased under the 2021 Authorization and the 2023 Authorization are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$1,386.3	5,875,276
2023 Authorization	$2,000.0	$—	—

Share repurchases under the 2021 Authorization and 2023 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares will become treasury shares, including shares previously repurchased under the 2021 Authorization.

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

Accounting Guidance

Accounting guidance adopted for Nine Months 2024 did not have a material impact on our Financial Statements.

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 49

MD&A	Table of Contents
uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation:

•The statements under MD&A regarding:
◦our business strategy, growth plans, innovation, and Digital Business Acceleration initiatives, new products, future operations, financial position, net sales, expenses, cost savings initiatives, capital expenditures, effective tax rates and anticipated tax liabilities, expected volume, inventory, supply, and demand levels, balance, and trends, long-term financial model, access to capital markets, liquidity and capital resources, and prospects, plans, and objectives of management;
◦our beer expansion, optimization, and/or construction activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion;
◦the potential sale of the remaining assets at the Mexicali Brewery;
◦our ESG strategy, sustainability initiatives, and environmental stewardship targets;
◦anticipated inflationary pressures, changing prices, and reductions in consumer discretionary income as well as other unfavorable global and regional economic conditions, and geopolitical events, and our responses thereto;
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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 50

MD&A	Table of Contents
•reliance on complex information systems and third‐party global networks;
•the actual balance of supply and demand for our products, the actual performance of our distributors and the actual demand, net sales, channel proportions, and volume trends for our products due to, among other reasons, actual shipments to distributors and actual consumer demand;
•beer operations expansion, optimization, and/or construction activities, scope, capacity, supply, costs (including impairments), capital expenditures, and timing due to, among other reasons, market conditions, our cash and debt position, receipt of required regulatory approvals by the expected dates and on the expected terms, and other factors as determined by management;
•results of the potential sale of the remaining assets at the Mexicali Brewery or obtaining other forms of recovery;
•the impact of the military conflicts in Ukraine and in Israel and surrounding areas, geopolitical tensions, and responses, including on inflation, supply chains, commodities, energy, and cybersecurity;
•contamination and degradation of product quality from diseases, pests, weather, and other conditions;
•communicable disease outbreaks, pandemics, or other widespread public health crises, such as the COVID-19 pandemic, and associated governmental containment actions, which may include the closure of non-essential businesses (including our manufacturing facilities);
•the amount, timing, and source of funds for any share repurchases, which may vary due to market conditions, our cash and debt position, the impact of the beer operations expansion, optimization, and/or construction activities, and other factors as determined by management from time to time;
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
•the expected impacts and results of our wine and spirits portfolio reshaping and leadership transition as well as of our efforts for our wine and spirits business to become a global, omni-channel competitor;
•purchase accounting with respect to any transaction, or the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•general economic, geopolitical, domestic, international, and regulatory conditions, world financial market and banking sector instability, including economic slowdown or recession, and any potential U.S. federal government shutdown;
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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 51

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of November 30, 2023, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. Approximately 100% of our balance sheet exposures and 87% of our forecasted transactional exposures for the remaining three months of Fiscal 2024 were hedged as of November 30, 2023.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2023, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 84% of our forecasted transactional exposures for the remaining three months of Fiscal 2024 were hedged as of November 30, 2023.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
(in millions)
Foreign currency contracts	$2,812.2	$2,766.3	$316.5	$172.1	$(185.1)	$(191.3)
Commodity derivative contracts	$383.9	$341.1	$(21.8)	$45.0	$31.4	$(34.3)

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of November 30, 2023, we had $125.0 million outstanding cash flow designated, Pre-issuance hedge contracts which fixed our three-year interest rates to minimize interest rate volatility on our future debt issuances. There were no other cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of November 30, 2023, or November 30, 2022. Subsequently, in December 2023, we entered into additional cash flow designated, Pre-issuance hedge contracts, for $150.0 million of future debt issuances.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 52

OTHER KEY INFORMATION	Table of Contents

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

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
(in millions)
Fixed interest rate debt	$11,320.0	$10,077.8	$(10,320.7)	$(9,205.0)	$(599.2)	$(620.2)
Pre-issuance hedge contracts	$125.0	$—	$(0.1)	$—	$(3.2)	$—

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $6.7 million and $6.6 million for the nine months ended November 30, 2023, and November 30, 2022, respectively.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 53

OTHER KEY INFORMATION	Table of Contents
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

On May 12, 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment entered in the above-captioned case, rulings and orders incorporated in, antecedent to, or ancillary to that final judgment, and the court’s order denying the plaintiffs’ motion for judgment as a matter of law or, in the alternative, for a new trial in that action. The appeal is captioned Cervecería Modelo de México, S. de R.L. de C.V., et al. v. CB Brand Strategies, LLC, et al., Case No. 23-810 (2d Cir.). The plaintiffs’ principal brief was filed on August 22, 2023, our response brief was filed on November 21, 2023, and plaintiffs’ reply brief was filed on December 12, 2023. The appeal remains pending.

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 54

OTHER KEY INFORMATION	Table of Contents
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
(in millions, except share and per share data)
September 1 – 30, 2023	—	$—	—	$828.4
October 1 – 31, 2023	—	$—	—	$828.4
November 1 – 30, 2023	889,429	$241.42	889,429	$2,613.7
Total	889,429	$241.42	889,429
(1)In January 2021, we announced that our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock under the 2021 Authorization. The Board of Directors did not specify a date upon which the 2021 Authorization would expire. Share repurchases for the periods included herein were effected through open market transactions and exclude the impact of Federal excise tax owed pursuant to the IRA.
(2)In November 2023, we announced that our Board of Directors authorized an additional repurchase of up to $2.0 billion of our publicly traded common stock under the 2023 Authorization. The Board of Directors did not specify a date upon which the 2023 Authorization would expire. No shares have been repurchased under the 2023 Authorization.

Item 5.    Other Information.

During the three months ended November 30, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 55

OTHER KEY INFORMATION	Table of Contents
Item 6.    Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Subscription Agreement, dated as of August 14, 2018, by and between CBG Holdings LLC and Canopy, including, among other things, a form of the Amended and Restated Investor Rights Agreement. †	8-K	2.1	August 16, 2018

2.2	Foreign Exchange Rate Agreement dated October 26, 2018, between CBG Holdings LLC and Canopy.	10-Q	2.2	January 9, 2019

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.2	Supplemental Indenture No. 5, dated as of June 7, 2013, among the Company, Constellation Brands Beach Holdings, Inc., Crown Imports LLC, and M&T, as Trustee.	8-K	4.4	June 11, 2013

4.3	Supplemental Indenture No. 6, dated as of May 28, 2014, among the Company, Constellation Marketing Services, Inc., and M&T, as Trustee.	10-Q	4.21	July 10, 2014

4.4	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

4.5	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.6	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.7	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.8	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.9	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.10	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.11	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.12	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 56

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.13	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.14	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.15	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.16	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.17	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.18	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.19	Supplemental Indenture No. 29 with respect to 3.600% Senior Notes due 2024, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 9, 2022

4.20	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.21	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.22	Supplemental Indenture No. 32 with respect to 5.000% Senior Notes due 2026, dated as of February 2, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	February 2, 2023

4.23	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.24	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.25	Amendment No. 1, dated as of October 18, 2022, to Tenth Amended and Restated Credit Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.2	October 26, 2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 57

OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

99.1	Consent Agreement, dated April 18, 2019, by and between CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.4	April 30, 2019

99.2	Second Amended and Restated Investor Rights Agreement, dated April 18, 2019, by and among Greenstar Canada Investment Limited Partnership, CBG Holdings LLC and Canopy (Form 6-K filed by Canopy).	6-K	99.3	April 30, 2019

99.3	Consent Agreement, dated October 24, 2022, by and between CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy. †	8-K	99.2	October 26, 2022

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 58

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	January 5, 2024	By:	/s/ Darrell Hearne
Darrell Hearne, Senior Vice President and Controller

Date:	January 5, 2024	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q3 FY 2024 Form 10-Q	#WORTHREACHINGFOR I 59